Form 10-Q
period 1995-06-30
PENNS WOODS BANCORP INC
filed 1995-08-11
CIK 716605

FILE NAME:SEC10Q







                   FORM 10-Q QUARTERLY REPORT

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549



                            FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 10
             OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1995     Commission file  number
                                                  0-17077

                    PENNS WOODS BANCORP, INC.

Incorporated in Pennsylvania                           23-2226454

Main Office                                115 South Main Street
                              Jersey Shore, Pennsylvania   17740

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES  [xxx]             NO     [   ]

On June 30, 1995 there were 844,612 shares of the Registrant's common stock outstanding.

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
AT DATES INDICATED



                                                   June 30,      December 31,
                                                     1995            1994
ASSETS:
  Cash and due from banks                         $11,698,288     $12,025,441
                                                --------------  --------------
  Investment securities available-for-sale         49,439,773      60,067,442
                                                --------------  --------------
  Investment Securities held-to-maturity            3,665,875       6,757,987
                                                --------------  --------------
  Federal funds sold                                8,090,000               0
                                                --------------  --------------
  Loans, net of unearned discount                 154,926,272     151,491,899
                                                --------------  --------------
  Allowance for loan losses                        (2,329,079)     (2,126,502)
                                                --------------  --------------
     Loans, net                                   152,597,193     149,365,397
                                                --------------  --------------
  Bank premises and equipment                       3,944,802       4,068,923
  Foreclosed assets held for sale                     213,847         414,572
  Accrued interest receivable                       1,569,035       1,501,658
  Other assets                                      1,403,850       1,436,388
                                                --------------  --------------
     TOTAL ASSETS                                $232,622,663    $235,637,808
                                                ==============  ==============

LIABILITIES:
  Demand Deposits                                 $26,805,977     $22,812,653
  Interest-bearing demand deposits                 37,983,090      40,564,653
  Savings deposits                                 47,321,880      49,963,037
  Time deposits                                    87,676,006      77,461,433
                                                --------------  --------------
     Total deposits                              $199,786,953    $190,801,776

  Federal funds purchased                                  $0      $7,170,000
  Securities sold under repurchase agreements       3,732,917       5,016,567
  Accrued interest payable                            786,526         610,911
  Long-term Borrowings                                      0       7,000,000
  Other liabilities                                  1,848,755       1,199,385
                                                --------------  --------------
     Total liabilities                           $206,155,151    $211,798,639

SHAREHOLDERS' EQUITY
  Common stock, par value $10 per share,
     10,000,000 shares authorized;
     844,612 shares issued and outstanding
     at June 30, 1995 and 1,000,000
     shares authorized; 839,206 issued and
     outstanding at June 30, 1994                  $8,446,120      $8,437,310
  Additional paid-in capital                        4,397,220       4,368,147
  Retained earnings                                12,817,328      11,659,705
  Net unrealized gain (loss) on securities
     available for sale                               806,844        (625,993)
                                                --------------  --------------
     Total shareholders' equity                   $26,467,512     $23,839,169
                                                --------------  --------------
      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                       $232,622,663    $235,637,808
                                                ==============  ==============

          PENNS WOODS BANCORP, INC.
       CONSOLIDATED STATEMENT OF INCOME
          FOR THE PERIODS INDICATED
                                          SIX MONTHS     SIX MONTHS      QUARTER         QUARTER
                                             ENDED          ENDED          ENDED          ENDED
                                         June 30, 1995  June 30, 1994  June 30, 1995  June 30, 1994
INTEREST INCOME:

 Interest and fees on loans                $7,207,776     $6,121,941     $3,654,450     $3,135,652
 Interest and dividends on investments:
  Taxable interest                          1,139,152      1,049,140       $516,320       $529,060
  Nontaxable interest                         562,189        602,455       $277,362       $275,158
  Dividends                                   199,457        197,869       $110,012        $92,937
   Total Interest and dividends
   on investments                           1,900,798      1,849,464       $903,694       $897,155
  Interest on Federal funds sold               66,362         12,858        $66,245         $9,710
   Total interest income                    9,174,936      7,984,263     $4,624,389     $4,042,517
INTEREST EXPENSE:
 Interest on deposits                       3,485,010      2,972,169     $1,813,702     $1,510,818
 Interest on Federal funds purchased           65,265         81,465        $10,102        $23,949
 Interest on securities sold under
  repurchase agreements                        84,848         51,657        $41,291        $23,948
 Interest on other borrowings                 195,668        217,449        $85,033       $118,848
  Total interest expense                    3,830,791      3,322,740     $1,950,128     $1,677,563
 Net interest income                        5,344,145      4,661,523     $2,674,261     $2,364,954
 Provision for loan losses                    200,010        302,010       $100,005       $150,005
 Net interest income after provision for
 loan losses                                5,144,135      4,359,513     $2,574,256     $2,214,949
OTHER OPERATING INCOME:
 Service charges                              357,120        329,200       $185,398       $172,448
 Securities gains                             565,652        954,106       $282,786       $329,091
 Other income                                 131,491         97,832        $66,002        $52,722
  Total other operating income              1,054,263      1,381,138       $534,186       $554,261
OTHER OPERATING EXPENSES:
 Salaries and employee benefits             2,258,365      1,641,732     $1,280,608       $841,404
 Occupancy expense, net                       245,437        296,297       $109,685       $138,802
 Furniture and equipment expense              367,032        205,693       $220,571       $103,829
 Other expenses                             1,351,008      1,031,376       $603,429       $516,220
  Total other operating expenses            4,221,842      3,175,098     $2,214,293     $1,600,255

INCOME BEFORE TAXES                         1,976,556      2,565,553       $894,149     $1,168,955
INCOME TAX PROVISION                          343,064        664,161        $53,991       $314,386
NET INCOME                                 $1,633,492     $1,901,392       $840,158       $854,569
EARNINGS PER SHARE                               1.93           2.27           0.99           1.02
TOTAL SHARES OUTSTANDING                      844,612        839,026        844,612        839,026

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                                                                  UNREALIZED
                                                                                 APPRECIATION
                                                   ADDITIONAL                 (DEPRECIATION) ON       TOTAL
                                        COMMON       PAID-IN      RETAINED        SECURITIES      SHAREHOLDERS'
                                         STOCK       CAPITAL      EARNINGS    AVAILABLE-FOR-SALE     EQUITY
Balance, December 31, 1994
 As previously reported               $7,416,200   $4,394,542    $9,905,264           ($497,615)   $21,218,391
Adjustments in connection
 with pooling of interest              1,021,110      (26,395)    1,754,441            (128,378)     2,620,778

Balance, December 31, 1994
 As restated                          $8,437,310   $4,368,147   $11,659,705           ($625,993)   $23,839,169
Net income for the six months ended
      June 30, 1995                                               1,633,492                          1,633,492
Dividends declared and paid                                        (475,869)                          (475,869)
Net change in unrealized gain on
 marketable equity securities                                                         1,432,837      1,432,837
Stock options exercised                    8,810       29,073                                           37,883

Balance, June 30, 1995                $8,446,120   $4,397,220   $12,817,328            $806,844    $26,467,512

CONSOLIDATED STATEMENT
OF CASH FLOWS
FOR THE QUARTERS ENDED JUNE 30, 1995 AND JUNE 30, 1994

                                                              JUNE 30        JUNE 30
                                                               1995           1994
                                                           -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                  $1,633,492     $1,901,392
 Adjustments to reconcile net income to net cash
 provided by operating activities
  Depreciation                                                  170,811        135,656
  Provision for loan losses                                     302,000        302,010
  Amortization of investment security premiums                   23,225         34,476
  Accretion of investment security discounts                    (52,360)       (32,748)
  Securities losses(gains)                                     (565,652)      (954,106)
  Salary expense recognized in relation to exercise
     of stock options                                            37,883              0
  Increase in all other assets                                 (402,068)      (839,055)
  Increase in all other liabilities                             824,985        391,009
                                                           -------------  -------------
    Net cash provided by operating activities                 1,972,316        938,634
                                                           -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available-for-sale                 (19,074,901)   (30,418,385)
  Proceeds from sale of securities available-for-sale        31,705,476     33,443,399
  Purchase of securities held-to-maturity                       (50,000)             0
  Proceeds from calls and maturities of
     securities held-to-maturity                              3,817,458              0
  Net increase in loans                                      (3,533,796)    (6,676,929)
  Decrease in foreclosed assets                                 200,725        219,028
  Acquisition of bank premises and equipment                   (330,089)      (201,193)
                                                           -------------  -------------
    Net cash provided by (used in) investing activities      12,734,873     (3,634,080)
                                                           -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                   4,991,853      8,130,992
  Net increase (decrease) in noninterest-bearing deposits     3,993,324      2,130,304
  Net decrease in sec. sold under repurch. agree.            (1,283,650)      (811,400)
  Decrease in other borrowed funds                           (7,170,000)    (3,848,800)
  Increase in long-term borrowings                                    0      1,175,000
  Repayment of long-term borrowings                          (7,000,000)             0
  Dividends paid                                               (475,869)      (415,307)

    Net cash provided by (used in) financing activities      (6,944,342)     6,360,789

NET INCREASE IN CASH AND CASH EQUIVALENTS                     7,762,847      3,665,343
CASH AND CASH EQUIVALENTS, BEGINNING                         12,025,441     12,980,957
                                                           -------------  -------------

CASH AND CASH EQUIVALENTS, ENDING                           $19,788,288    $16,646,300
                                                           =============  =============

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIODS INDICATED

                                           PENNS WOODS      LOCK HAVEN                 CONSOLIDATED
                                                           SAVINGS BANK
                                            SIX MONTHS      SIX MONTHS    ADJUSTMENTS    SIX MONTHS
                                              ENDED           ENDED                        ENDED
                                          June 30, 1994   June 30, 1994       N/A      June 30, 1994
                                          --------------  --------------  -----------  --------------
INTEREST INCOME:

 Interest and fees on loans                  $4,953,336      $1,168,605                   $6,121,941
                                          --------------  --------------  -----------  --------------
 Interest and dividends on investments:
  Taxable interest                              807,518         241,622                    1,049,140
  Nontaxable interest                           602,455               0                      602,455
  Dividends                                     190,160           7,709                      197,869
                                          --------------  --------------  -----------  --------------
   Total Interest and dividends
   on investments                             1,600,133         249,331                    1,849,464
  Interest on Federal funds sold                 12,858               0                       12,858
                                          --------------  --------------  -----------  --------------
   Total interest income                      6,566,327       1,417,936                    7,984,263
                                          --------------  --------------  -----------  --------------
INTEREST EXPENSE:
 Interest on deposits                         2,392,461         579,708                    2,972,169
 Interest on Federal funds purchased             81,465               0                       81,465
 Interest on securities sold under
  repurchase agreements                          51,657               0                       51,657
 Interest on other borrowings                   214,936           2,513                      217,449
                                          --------------  --------------  -----------  --------------
  Total interest expense                      2,740,519         582,221                    3,322,740
                                          --------------  --------------  -----------  --------------
 Net interest expense                         3,825,808         835,715                    4,661,523
 Provision for loan losses                      300,010           2,000                      302,010
                                          --------------  --------------  -----------  --------------
 Net interest income after provision for      3,525,798         833,715                    4,359,513
  loan losses                             --------------  --------------  -----------  --------------
OTHER OPERATING INCOME:
 Service charges                                298,152          31,048                      329,200
 Securities gains                               947,200           6,906                      954,106
 Other income                                    89,150           8,682                       97,832
                                          --------------  --------------  -----------  --------------
  Total other operating income                1,334,502          46,636                    1,381,138

                                          --------------  --------------  -----------  --------------
OTHER OPERATING EXPENSES:
 Salaries and employee benefits               1,381,881         259,851                    1,641,732
 Occupancy expense, net                         219,510          76,787                      296,297
 Furniture and equipment expense                152,163          53,530                      205,693
 Other expenses                                 851,631         179,745                    1,031,376
                                          --------------  --------------  -----------  --------------
  Total other operating expenses              2,605,185         569,913                    3,175,098

INCOME BEFORE TAXES                           2,255,115         310,438                    2,565,553
INCOME TAX PROVISION                            547,751         116,410                      664,161
                                          --------------  --------------  -----------  --------------
NET INCOME                                   $1,707,364        $194,028                    1,901,392
                                          ==============  ==============  ===========  ==============
EARNINGS PER SHARE                                $2.30           $1.94                        $2.26
                                          ==============  ==============  ===========  ==============
TOTAL SHARES OUTSTANDING                        741,620          99,926                      841,546
                                          ==============  ==============  ===========  ==============

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIODS INDICATED

                                           PENNS WOODS      LOCK HAVEN                 CONSOLIDATED
                                                           SAVINGS BANK
                                           THREE MONTHS    THREE MONTHS   ADJUSTMENTS   THREE MONTHS
                                              ENDED           ENDED                        ENDED
                                          June 30, 1994   June 30, 1994       N/A      June 30, 1994
                                          --------------  --------------  -----------  --------------
INTEREST INCOME:

 Interest and fees on loans                  $2,556,710        $578,942                   $3,135,652
                                          --------------  --------------  -----------  --------------
 Interest and dividends on investments:
  Taxable interest                              398,931         130,129                      529,060
  Nontaxable interest                           275,158               0                      275,158
  Dividends                                      89,121           3,816                       92,937
                                          --------------  --------------  -----------  --------------
   Total Interest and dividends
   on investments                               763,210         133,945                      897,155
  Interest on Federal funds sold                  9,710               0                        9,710
                                          --------------  --------------  -----------  --------------
   Total interest income                      3,329,630         712,887                    4,042,517
                                          --------------  --------------  -----------  --------------
INTEREST EXPENSE:
 Interest on deposits                         1,217,534         293,284                    1,510,818
 Interest on Federal funds purchased             23,949               0                       23,949
 Interest on securities sold under
  repurchase agreements                          23,948               0                       23,948
 Interest on other borrowings                   116,335           2,513                      118,848
                                          --------------  --------------  -----------  --------------
  Total interest expense                      1,381,766         295,797                    1,677,563
                                          --------------  --------------  -----------  --------------
 Net interest expense                         1,947,864         417,090                    2,364,954
 Provision for loan losses                      150,005               0                      150,005
                                          --------------  --------------  -----------  --------------
 Net interest income after provision for      1,797,859         417,090                    2,214,949
  loan losses                             --------------  --------------  -----------  --------------
OTHER OPERATING INCOME:
 Service charges                                155,907          16,541                      172,448
 Securities gains                               322,185           6,906                      329,091
 Other income                                    51,974             748                       52,722
                                          --------------  --------------  -----------  --------------
  Total other operating income                  530,066          24,195                      554,261

                                          --------------  --------------  -----------  --------------
OTHER OPERATING EXPENSES:
 Salaries and employee benefits                 707,254         134,150                      841,404
 Occupancy expense, net                         103,766          35,036                      138,802
 Furniture and equipment expense                 77,668          26,161                      103,829
 Other expenses                                 422,353          93,867                      516,220
                                          --------------  --------------  -----------  --------------
  Total other operating expenses              1,311,041         289,214                    1,600,255

INCOME BEFORE TAXES                           1,016,884         152,071                    1,168,955
INCOME TAX PROVISION                            259,349          55,037                      314,386
                                          --------------  --------------  -----------  --------------
NET INCOME                                     $757,535         $97,034                      854,569
                                          ==============  ==============  ===========  ==============
EARNINGS PER SHARE                                $1.02           $0.97                        $1.02
                                          ==============  ==============  ===========  ==============
TOTAL SHARES OUTSTANDING                        741,620          99,926                      841,546
                                          ==============  ==============  ===========  ==============

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE PERIODS INDICATED

                                           PENNS WOODS      LOCK HAVEN                 CONSOLIDATED
                                                           SAVINGS BANK
                                           THREE MONTHS    THREE MONTHS   ADJUSTMENTS   THREE MONTHS
                                              ENDED           ENDED                        ENDED
                                          March 31, 1995  March 31, 1995      N/A      March 31, 1995
                                          --------------  --------------  -----------  --------------
INTEREST INCOME:

 Interest and fees on loans                  $2,977,999        $575,327                   $3,553,326
                                          --------------  --------------  -----------  --------------
 Interest and dividends on investments:
  Taxable interest                              496,676         126,156                      622,832
  Nontaxable interest                           284,827               0                      284,827
  Dividends                                      86,363           4,082                       89,445
                                          --------------  --------------  -----------  --------------
   Total Interest and dividends
   on investments                               866,866         130,238                      997,104
  Interest on Federal funds sold                    117               0                          117
                                          --------------  --------------  -----------  --------------
   Total interest income                      3,844,982         705,565                    4,550,547
                                          --------------  --------------  -----------  --------------
INTEREST EXPENSE:
 Interest on deposits                         1,382,948         288,360                    1,671,308
 Interest on Federal funds purchased             55,163               0                       55,163
 Interest on securities sold under
  repurchase agreements                          43,557               0                       43,557
 Interest on other borrowings                   110,635               0                      110,635
                                          --------------  --------------  -----------  --------------
  Total interest expense                      1,592,303         288,360                    1,880,663
                                          --------------  --------------  -----------  --------------
 Net interest expense                         2,252,679         417,205                    2,669,884
 Provision for loan losses                      100,005               0                      100,005
                                          --------------  --------------  -----------  --------------
 Net interest income after provision for      2,152,674         417,205                    2,569,879
  loan losses                             --------------  --------------  -----------  --------------
OTHER OPERATING INCOME:
 Service charges                                156,913          14,809                      171,722
 Securities gains                               282,866               0                      282,866
 Other income                                    62,517           2,972                       65,489
                                          --------------  --------------  -----------  --------------
  Total other operating income                  502,296          17,781                      520,077

                                          --------------  --------------  -----------  --------------
OTHER OPERATING EXPENSES:
 Salaries and employee benefits                 793,361         184,396                      977,757
 Occupancy expense, net                          99,330          36,422                      135,752
 Furniture and equipment expense                103,288          43,178                      146,461
 Other expenses                                 653,229          94,350                      747,579
                                          --------------  --------------  -----------  --------------
  Total other operating expenses              1,649,203         358,346                    2,007,549

INCOME BEFORE TAXES                           1,005,767          76,640                    1,082,407
INCOME TAX PROVISION                            260,073          29,000                      289,073
                                          --------------  --------------  -----------  --------------
NET INCOME                                     $745,694         $47,640                     $793,334
                                          ==============  ==============  ===========  ==============
EARNINGS PER SHARE                                $1.01           $0.45                        $0.94
                                          ==============  ==============  ===========  ==============
TOTAL SHARES OUTSTANDING                        741,620         105,492                      847,112
                                          ==============  ==============  ===========  ==============

                    PENNS WOODS BANCORP, INC.
                        AND SUBSIDIARIES


PART I FINANCIAL STATEMENTS:

     The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for the fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1995.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS

     EARNINGS SUMMARY

          Merger Activity

          On September 15, 1994 Penns Woods Bancorp, Inc.
          executed an Agreement and Plan of Merger to acquire
          Lock Haven Savings Bank in a business combination.

          On April 7, 1995 (the "Effective Date") Penns Woods Bancorp, Inc. ("Penns Woods") completed the merger of Lock Haven Savings Bank, a Pennsylvania-chartered savings bank, with and into Jersey Shore State Bank, a wholly-owned subsidiary of Penns Woods. On the Effective Date, Lock Haven merged with, into and under the charter of Jersey Shore, with Jersey Shore surviving the merger, the separate existence of Lock Haven ceased, and all property, rights, powers, duties, obligations and liabilities of Lock Haven were automatically transferred to Jersey Shore.

          On the Effective Date each outstanding share of Lock Haven common stock was automatically converted into one share of Penns Woods common stock. A total of 102,992 shares of Penns Woods common stock were issued in the merger (2,500 share of Lock Haven common stock held by Penns Woods were cancelled in connection with the completion of the merger).

          The merger was treated as a pooling of interest for financial accounting purposes and constitutes a tax free reorganization for federal income tax purposes. The financial information of Penns Woods at and for the six month period ended June 30, 1995 reflect the combined business and operations of Penns Woods and Lock Haven.

 Interest Income

     For the six months ended June 30, 1995, total interest income increased by $1,190,673 or 14.91% compared to the same period in 1994. This increase is due to a $1,085,835 increase in interest and fees on loans, an increase in total interest and dividends on investments of $51,334 and an $53,504 increase in income in federal funds sold.

     The increase in interest and fees on loans of $1,085,835 was primarily due to a 1.75% increase in the prime lending rate as well as an increase in loan volume during this period of $10,440,618. The increase in interest on federal funds sold of $53,504 was due to an increase in the amount of funds sold. Interest and dividends on investments increased primarily due to an increase in taxable interest of $90,012 and a decrease in nontaxable interest on investments of $40,266. In addition, there was a slight increase in dividend income of $1,588 due to an increase of holdings in the equity portfolio.

Interest Expense

     For the six months ended June 30, 1995, total interest expense increased $508,051 or 15.29% over the same period in 1994. This increase is primarily the result of an increase in the amount of interest paid on deposits due to increases in the rates paid on such deposits. Another contributing factor to the increase in interest paid on interest bearing deposits was the increase in volume of such deposits of $4,879,013.

Provision for Loan Losses

     The provision for losses for the six months ended June 30, 1995 decreased $102,000 from the corresponding period in 1994. This decrease reflects a decline in anticipated losses on small business loans for the first six months of 1995 and the fiscal year.

     As of the second quarter of 1995 recoveries exceeded charge offs by $3,000 compared to the second quarter of 1994 when charge offs exceeded recoveries by $268,000. Provisions to date total $200,010 as compared to provisions through June 30, 1994 of $302,010.

     Senior Management utilizes several different methods to determine the adequacy of the loan loss allowance and to establish quarterly provisions. Among these methods is the analysis of the most recent five year average loss history, the coverage of non-performing loans provided by the allowance, an estimate of potential loss in homogeneous pools of loans and the internal credit rating assigned to watch and problem loans.

     In addition to the preceding senior management also reviews macro portfolio risks such as the absence of concentrations, absence of foreign credit exposure and growth objectives in further tuning the allowance and provisions.

     The ratio of non-accruing loans and those accruing but delinquent more than 90 days (collectively called "non-performing" loans) to the allowance for loan losses stood at .82 times at June 30, 1995 an improvement over the .73 times at December 31, 1994. Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.

Other Operating Income

     Other operating income for the six months ended June 30, 1995 decreased $326,875 or 24% over the same time period in 1994. This decrease is due to the net effect of an increase in service charges collected of $27,920, a decrease in securities gains realized of $388,454, and an increase in other income of $33,659.

     The increase in service charges was a result of an increase in service charges collected on deposit accounts, and a gain taken on the sale of a foreclosed asset during the second quarter was the contributing factor to the increase in other income. The primary decrease in other operating income was due to the decline in securities gains recognized of $388,454. Realized gains were on partial sales of equity securities that have been in the portfolio long-term that had reached what management had determined to be their maximum potential.

Other Operating Expense

     For the six months ended June 30, 1995 total operating expenses increased $1,046,744 or 32.97% over the same period in 1994. Expenses included under this heading are such items as: advertising, postage, maintenance, FDIC, SAIF and other insurance, Pennsylvania State shares tax, legal and professional fees, telephone, printing and supplies and other general and administrative expenses. Increases in other expenses totalled $319,632. This increase can be attributed to expenses related to the acquisition of Lock Haven Savings Bank and are non-recurring.

     In addition, employee salaries and benefits increased $616,633 because of the need to hire additional employees and to raise salary levels to keep pace with inflation. Occupancy expense decreased $50,860. Furniture and equipment expense increased $161,339 resulting from the lease of a new computer system.

Provision for Income Taxes

     Provision for income taxes for the six months ended June 30, 1995 resulted in an effective income tax rate of 17.35% compared to 25.89% for the corresponding period in 1994.
     The slight decrease noted is primarily a result of a decrease in security gains for the June 30, 1995 period compared to June 30, 1994 as well as an increase in taxable interest on investments for the same periods.

ASSET/LIABILITY MANAGEMENT

Assets

At June 30, 1995, cash, federal funds sold, and investment securities totalled $72,893,936, or a net decrease of $5,596,934 over the corresponding balance at December 31, 1994. Investment securities and cash decreased $13,719,781 and $327,153, respectively, while federal funds sold increased $8,090,000. During this period, net loans increased by $3,231,796 to $152,597,193.

The investment securities decline is temporary due to the maturity of certain securities during the first quarter of 1995. In addition, subsequent to the acquisition of Lock Haven Savings Bank, management reviewed the acquired portfolio and made the decision to diversify the investments. The intention is to strengthen and improve the future long-term yield on the portfolio.

Management evaluates credit risk, anticipated economic conditions and other relevant factors impacting the quality of the loan portfolio in order to establish an adequate loan-loss allowance. An internal credit review committee monitors loans in accordance with Federal supervisory standards. Furthermore, results of examination and appraisal of the coverage of the loan-loss allowance by the committee, Federal regulators and independent accountants are frequently reviewed by management.

Accordingly, on a quarterly basis, management determines an appropriate provision for possible loan losses from earnings in order to maintain allowance coverage relative to potential losses.

The allowance for loan losses totalled $2,329,079 at June 30, 1995, an increase of $202,577 over the balance at December 31, 1994. For the six months ended June 30, 1995, the provision for loan losses totalled $200,010. As a percent of loans, the allowance for loan losses at June 30, 1995 totalled 1.50% versus 1.59% at December 31, 1994.

Loans accounted for on a non-accrual basis totalled $2,052,000 and $2,223,000 at June 30, 1995 and December 31, 1994
respectively.

Accruing loans, contractually delinquent 90 days or more were $777,000 at June 30, 1995 and $672,000 at December 31, 1994.
These loans are predominately secured by first lien mortgages on residential real estate where appraisal values mitigate any potential loss of interest and principal. The ratio of non-accruing loans and those accruing but delinquent more than 90 days to the allowance for loan losses stood at .82 times at June 30, 1995 and .73 times at December 31, 1994. Presently the portfolio has no loans that meet the definition of "trouble debt restructurings" under FAS 15.

A watch list of potential problem loans is maintained and updated quarterly by an internal credit review committee. At this time only one credit of substance in the amount of $299,000 has the potential to become more than 90 days delinquent.

The Bank has not had nor presently has any foreign outstandings.
In addition, no known concentrations of credit presently exist.

At June 30, 1995 the balance of other real estate was $213,847 compared to $414,572 at December 31, 1994. During the first quarter of 1995, two properties were transferred into the account and subsequently sold during the first quarter of 1995. In addition one property that was on the books at December 31, 1994 was sold during the second quarter of 1995.

Deposits

At June 30, 1995, total deposits amounted to $199,786,953 representing an increase of $8,985,177 or a 4.71% increase over total deposits at December 31, 1994.

Other Liabilities

At June 30, 1995, other liabilities totalled $1,848,755 or a $649,370 increase over the balance at December 31, 1994. This increase is primarily due to a deferred tax liability on the unrealized gain in the investment portfolio.

Capital

The adequacy of the Company's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Company's resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets and preserve high quality credit ratings. The capital requirements of the Pennsylvania Department of Banking are 6%. The capital requirements of the Federal Deposit Insurance Corporation are:

     1.   Regulatory capital to total assets 6%.

     2.   Primary capital to total assets 5-1/2%.

At June 30, 1995, regulatory capital to total assets was 11.38% compared to 10.11% at December 31, 1994. Primary capital to total assets at June 30, 1995 was 12.38% compared to 11.01% at December 31, 1994.

The Federal Reserve Board, the FDIC and the OCC have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8.00% (of which at least 4.00% must be in the form of common stockholders' equity). Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.

Capital is being maintained in compliance with the new risk-based capital guidelines. The Company's Tier 1 Capital to total risk weighted assets ratio is 15.62% and the total capital ratio to total risk weighted assets ratio is 17.04%.

Liquidity and Interest Rate Sensitivity

The asset/liability committee addresses the liquidity needs of the Bank to see that sufficient funds are available to meet credit demands and deposit withdrawals as well as to the placement of available funds in the investment portfolio. In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

The following liquidity measures are monitored and kept within the limits cited.

     1.   Net Loans to Total Assets, less than 70%

     2.   Net Loans to Total Deposits, less than 80%

     3.   Net Loans to Core Deposits, less than 85%

     4.   Investments to Total Assets, less than 40%

     5.   Investments to Total Deposits, less than 50%

     6.   Net Primary Liquid Assets to Total Assets, greater than
          10%

     7. Net Primary Liquid Assets to Total Liabilities, greater than 10%

     8.   Total Liquid Assets to Total Assets, greater than 25%

     9.   Total Liquid Assets to Total Liabilities, greater than
          25%

The Bank has maintained a liquidity level at or above the guidelines of the F.D.I.C. and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totalling $25,630,000 from correspondent banks should the need for short-term funds arise.

     The following table sets forth the Bank's interest rate sensitivity as of June 30, 1995:

                                   AFTER ONE      AFTER FIVE     AFTER
                         WITHIN    BUT WITHIN     BUT WITHIN      TEN
                            ONE YEARFIVE YEARS    TEN YEARS      YEARS
Earning Assets(1)(2)     $85,594   $ 31,412       $44,012        $45,646
Interest-bearing
  liabilities(3)          79,313     61,204           666             85
                         _______   ________       _______        _______

Gap:
     By period             6,281    (29,792)       43,346         45,561
     By cumulative       $ 6,281   $(23,511)      $19,835        $65,396
                         _______   ________       _______        _______

Earning assets:
     Investments(1)      $25,661   $  5,405       $18,935        $ 1,737
     Loans(2)             59,933     26,007        25,077         43,909

Interest-bearing
  liabilities(3)
     Interest-bearing
       deposits          $79,313   $ 61,204       $   666        $    85
     Long-term
       borrowings              0         0              0              0


     (1) Investment balances include annual repayment assumptions of 6%. Mortgage backed securities and certain other securities include repayment assumptions based on the terms of the securities.

     (2) Loan balances include annual repayment assumptions based on the projected cash flow from the loan portfolio. The cash flow projections are based on the terms of the credit facilities. No assumptions are made regarding prepayment of loans. Loans are presented net of deferred loan fees and include loans held for resale and allowance for loan losses.

     (3) The Corporation considers one-half of its regular saving deposits to be stable core deposits, and accordingly has classified 50% of such deposits in the "Within One Year category" and 50% in the "After One but Within Five years" category. All other interest-bearing demand deposits are classified in the "Within One Year" category and time deposits are categorized according to scheduled maturity.


In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-
01 (b) (8) of Regulation SX.
Part II.  OTHER INFORMATION

Item 4.   Submission of matters to vote of security holders.

          The 1995 Annual Meeting of Shareholders (the "Meeting") of the Company was held on June 27, 1995. Notice of the Meeting was mailed to shareholders on or about
          May 5, 1995, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

          The Meeting was held for the following purposes:

          1. to elect four (4) Class 1 Directors, to serve for a three-year term that will expire in 1998, and until their successors are elected and qualified
               (Matter No. 1);

          2. to vote on a proposed amendment to the Articles of Incorporation, of the Corporation, to increase the number of authorized shares from one million (1,000,000) to ten million (10,000,000) shares
               (Matter No. 2);

          3. to ratify the appointment by the Corporation's Board of Directors of Parente, Randolph, Orlando, Carey & Associates of Williamsport, Pennsylvania, Certified Public Accountants, as the independent auditors for the Corporation for the year ending December 31, 1995; (Matter No. 3); and

          4. to transact such other business as may properly come before the Annual Meeting, and any adjournment or postponement thereof (Matter
               No. 4).

          There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker nonvotes for each of the nominees for election to the Board of Directors were as follows:

                                                  Abstentions
                                                  and Broker
Nominee                  For       Withheld       Nonvotes
- -------                  -------   --------       -----------

Allan W. Lugg            638,633        -              -

R. Edward Nestlerode     631,055        -              -

Howard M. Thompson       636,839        -              -

William F. Williams, Jr. 636,769        -              -

Matter Nos. 2 and 3 were approved by shareholders at the Meeting.
The votes cast on each of these Matters were as follows:

                    For            Against        Abstain
                    -------        -------        -------

Matter No. 2        609,154        19,225         10,496

Matter No. 3        634,468        2,700          1,707

No other matters were brought before the Meeting.

Item 6.  Exhibits and reports on Form 8-K.

     a.   Exhibits:

          (2) Plan of acquisition (incorporated herein by reference to Form S-4, Registration Statement, filed on December 9, 1994).
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PENNS WOODS BANCORP, INC.
                              (Registrant)



Date:  August 8, 1995         /s/ Theodore H. Reich
                              Theodore H. Reich, President

Date:  August 8, 1995         /s/ Sonya E. Hartranft
                              Sonya E. Hartranft, Controller