Form 10-Q
period 1995-09-30
PENNS WOODS BANCORP INC
filed 1995-11-14
CIK 716605

FORM 10-Q QUARTERLY REPORT

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549



                            FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 10
             OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1995   Commission file number
                                                  0-17077

                    PENNS WOODS BANCORP, INC.

Incorporated in Pennsylvania                           23-2226454

Main Office                                115 South Main  Street
                                 Jersey Shore, Pennsylvania 17740

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES    XXX              NO     ___

On September 30, 1995 there were 1,267,964 shares of the Registrant's common stock outstanding.

PART I  FINANCIAL STATEMENTS

                            PENNS WOODS BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
                               AT DATES INDICATED

                                                       September 30,        December 31,
                                                           1995                 1994
ASSETS:

  Cash and due from banks                              $  8,119,531         $ 12,025,441
  Investment securities available-for-sale               61,634,076           60,067,442
  Investment Securities held-to-maturity                  2,547,789            6,757,987
  Federal funds sold                                        730,000                    0
  Loans, net of unearned discount                       154,856,839          151,491,899
  Allowance for loan losses                              (2,362,312)          (2,126,502)

    Loans, net                                          152,494,527          149,365,397

  Bank premises and equipment                             3,894,174            4,068,923
  Foreclosed assets held for sale                         1,048,345              414,572
  Accrued interest receivable                             1,707,002            1,501,658
  Other assets                                            1,294,605         $  1,436,388

    TOTAL ASSETS                                       $233,470,049         $235,637,808

LIABILITIES:

  Demand deposits                                      $ 23,713,041         $ 22,812,653
  Interest-bearing demand deposits                       36,389,002           40,564,653
  Savings deposits                                       43,264,263           48,966,956
  Time deposits                                          93,449,375           78,457,514

    Total deposits                                     $196,815,681         $190,801,776

  Federal funds purchased                              $          0         $  7,170,000
  Securities sold under repurchase agreements             5,541,037            5,016,567
  Accrued interest payable                                  787,602              610,911
  Long-term borrowings                                            0            7,000,000
  Other liabilities                                       2,414,660            1,199,385

    Total liabilities                                  $205,558,980         $211,798,639

SHAREHOLDERS' EQUITY

  Common stock, par value $10 per share,
    10,000,000 shares authorized
      1,267,964 shares issued and outstanding
      at September 30, 1995; 1,000,000
      shares authorized and 839,046 issued and
      outstanding at September 30, 1994                $ 12,679,640         $  8,437,310
  Additional paid-in capital                              4,422,742            4,368,147
  Retained earnings                                       9,355,649           11,659,705
  Net unrealized gain (loss) on securities
    available for sale                                    1,453,038             (625,993)

    Total shareholders' equity                         $ 27,911,069         $ 23,839,169

    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                               $233,470,049         $235,637,808

                            PENNS WOODS BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                            FOR THE PERIODS INDICATED

                                      Nine Months    Nine Months      Quarter        Quarter
                                         Ended          Ended          Ended          Ended
                                     September 30,  September 30,  September 30,  September 30
                                         1995           1994           1995           1994
INTEREST INCOME:

Interest and fees on loans            $10,975,005    $ 9,545,734     $3,767,229     $3,423,793

Interest and dividends on investments:
  Taxable interest                      1,706,949      1,720,481        567,797        671,341
  Nontaxable interest                     826,627        792,076        264,438        189,621
  Dividends                               299,487        289,437        100,030         91,568

    Total interest and dividends
      on investments                    2,833,063      2,801,994        932,265        952,530

  Interest on Federal funds sold          131,150         12,858         64,788              0

    Total interest income              13,939,218     12,360,586      4,764,282      4,376,323

INTEREST EXPENSE:

  Interest on deposits                  5,391,200      4,545,077      1,906,190      1,572,908
  Interest on Federal funds purchased      65,323        137,268             58         55,803
  Interest on securities sold under
    repurchase agreements                 145,759         68,788         60,911         17,131
  Interest on other borrowings            195,668        331,773              0        114,324

    Total interest expense              5,797,950      5,082,906      1,967,159      1,760,166

  Net interest income                   8,141,268      7,277,680      2,797,123      2,616,157
  Provision for loan losses               300,015        427,015        100,005        125,005

  Net interest income after
    provision for loan losses           7,841,253      6,850,665      2,697,118      2,491,152

OTHER OPERATING INCOME:

  Service charges                         558,856        519,077        201,736        189,877
  Securities gains                        887,063      1,295,192        321,411        341,086
  Other income                            185,242        154,275         53,751         56,443

    Total other operating income        1,631,161      1,968,544        576,898        587,406

OTHER OPERATING EXPENSES:

  Salaries and employee benefits        3,121,486      2,525,181        863,121        883,449
  Occupancy expense, net                  360,166        435,209        114,729        138,912
  Furniture and equipment expense         485,333        308,943        118,301        103,250
  Other expenses                        1,942,506      1,572,647        591,498        541,271

    Total other operating expenses      5,909,491      4,841,980      1,687,649      1,666,882

INCOME BEFORE TAXES                     3,562,923      3,977,229      1,586,367      1,411,676
INCOME TAX PROVISION                      888,177      1,065,064        545,113        400,903
NET INCOME                            $ 2,674,746    $ 2,912,165     $1,041,254     $1,010,773
EARNINGS PER SHARE                           2.11           2.30           0.82           0.80
TOTAL SHARES OUTSTANDING                1,266,997      1,266,878      1,266,997      1,266,878
  (ADJUSTED FOR 50% STOCK DIVIDEND)
/TABLE

                            PENNS WOODS BANCORP, INC.
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995


                                                                                         Unrealized
                                                                                        Appreciation
                                                     Additional                       (Depreciation) on         Total
                                          Common       Paid-In        Retained           Securities         Shareholders'
                                          Stock        Capital        Earnings       Available-for-Sale         Equity

Balance, December 31, 1994
  as previously reported               $ 7,416,200    $4,394,542     $ 9,905,264         $ (497,615)         $21,218,391
Adjustments in connection
  with pooling of interest               1,021,110       (26,395)      1,754,441           (128,378)           2,620,778

Balance, December 31, 1994
  as restated                          $ 8,437,310    $4,368,147     $11,659,705         $ (625,993)         $23,839,169
Net income for the nine months
  ended September 30, 1995                                             2,674,746                               2,674,746
Dividends declared and paid                                             (756,142)                               (756,142)
Stock dividend declared (50%)            4,222,660                    (4,222,660)                                      0
Net change in unrealized gain
  on marketable equity
  securities                                                                              2,079,031            2,079,031
Stock options exercised                     19,670        54,595                                                  74,265

Balance, September 30, 1995            $12,679,640    $4,422,742     $ 9,355,649         $1,453,038          $27,911,069

                             CONSOLIDATED STATEMENT
                                  OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                    SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

                                                        Nine Months        Nine Months
                                                           Ended              Ended
                                                       September 30,      September 30,
                                                           1995               1994

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                            $2,674,746         $2,912,165

  Adjustments to reconcile net income to
    net cash provided by operating activities

    Depreciation                                           258,412            208,523
    Provision for loan losses                              300,015            427,015
    Amortization of investment security premiums            29,761             51,316
    Accretion of investment security discounts             (82,407)           (47,323)
    Securities losses (gains)                             (887,063)        (1,302,978)
    Operating expense recognized in relation to
      exercise of stock options                             74,265                  0
    Increase in all other assets                          (851,178)        (1,537,070)
    Increase in all other liabilities                    1,391,966          1,006,720

      Net cash provided by operating activities          2,908,517          1,718,368

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of securities available-for-sale            (32,560,319)       (36,858,379)
  Proceeds from sale of securities
    available-for-sale                                  34,408,708         41,237,856
  Purchase of securities held-to-maturity                  (50,000)                 0
  Proceeds from calls and maturities of
    securities held-to-maturity                          4,934,931                  0
  Net increase in loans                                 (3,429,145)       (12,573,782)
  Increase (Decrease) in foreclosed assets                (633,773)            10,735
  Acquisition of bank premises and equipment              (367,062)          (428,852)

    Net cash provided by (used in) investing
    activities                                           2,303,340         (8,612,422)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in interest-bearing deposits              5,113,517         11,155,605
  Net increase (decrease) in noninterest-bearing
    deposits                                               900,388          2,562,985
  Net increase (decrease) in securities
    sold under repurchase agreement                        524,470           (296,894)
  Decrease in other borrowed funds                      (7,170,000)        (5,342,400)
  Increase in long-term borrowings                               0                  0
  Repayment of long-term borrowings                     (7,000,000)         1,175,000
  Dividends paid                                          (756,142)          (622,961)

    Net cash provided by (used in) financing
    activities                                          (8,387,767)         8,631,335

NET INCREASE IN CASH AND CASH EQUIVALENTS               (3,175,910)         1,737,281

CASH AND CASH EQUIVALENTS, BEGINNING                    12,025,441         12,980,957

CASH AND CASH EQUIVALENTS, ENDING                      $ 8,849,531        $14,718,238

     The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for the fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1994.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EARNINGS SUMMARY

        Interest Income

          For the nine months ended September 30, 1995, total interest income increased by $1,578,632 or 12.77% compared to the same period in 1994. This increase is due to a $1,429,271 increase in interest and fees on loans, an increase in total interest and dividends on investments of $31,069 and an $118,292 increase in income in federal funds sold.

          The increase in interest and fees on loans of $1,429,271 was primarily due to a 1.00% increase in the prime lending rate as well as an increase in loan volume during this period of $8,015,784. The increase in interest on federal funds sold of $118,292 was due to an increase in the amount of funds sold. Interest and dividends on investments increased primarily due to a decrease in taxable interest of $13,532 and an increase in nontaxable interest on investments of $34,551. In addition, there was a slight increase in dividend income of $10,050 due to an increase of holdings in the equity portfolio.

          Interest Expense

          For the nine months ended September 30, 1995, total interest expense increased $715,044 or 14.07% over the same period in 1994. This increase is primarily the result of an increase in the amount of interest paid on deposits due to increases in the rates paid on such deposits. Another contributing factor to the increase in interest paid on interest bearing deposits was the increase in volume of such deposits of $1,976,064.

Provision for Loan Losses

     The provision for losses for the nine months ended
     September 30, 1995 decreased $127,000 from the corresponding period in 1994. This decrease reflects a decline in anticipated losses on small business loans for the first nine months of 1995 and the fiscal year.

     As of the third quarter of 1995, charge offs exceeded recoveries by $64,000 compared to the third quarter of 1994 when charge offs exceeded recoveries by $339,000.
     Provisions to date total $300,015 as compared to provisions through September 30, 1994 of $427,015.

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

     In addition to the preceding, senior management also reviews macro portfolio risks such as the absence of concentrations, absence of foreign credit exposure and growth objectives in further tuning the allowance and provisions.

     The ratio of non-accruing loans and those accruing but delinquent more than 90 days (collectively called "non-performing" loans) to the allowance for loan losses stood at .88 times at September 30, 1995 an improvement over the
     1.36 times at December 31, 1994. Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.

Other Operating Income

     Other operating income for the nine months ended
     September 30, 1995 decreased $337,383 or 17.14% from the same time period in 1994. This decrease is due to the net effect of an increase in service charges collected of $39,779, a decrease in securities gains realized of $408,129 and an increase in other income of $30,967.

     The increase in service charges, which was a result of an increase in service charges collected on deposit accounts, and gains taken on the sale of foreclosed assets during the first nine months contributed to the increase in other income. The primary decrease in other operating income was due to the decline in securities gains recognized of $408,129. Realized gains were on partial sales of equity securities that have been in the portfolio long-term that had reached what management had determined to be their maximum potential.

Other Operating Expense

     For the nine months ended September 30, 1995 total operating expenses increased $1,067,511 or 22.05% over the same period in 1994. Expenses included under this heading are such items as: advertising, postage, maintenance, FDIC, SAIF and other insurance, Pennsylvania State shares tax, legal and professional fees, telephone, printing and supplies and other general and administrative expenses. Increases in other expenses totalled $369,859. This increase can be attributed to expenses related to the acquisition of Lock Haven Savings Bank and are non-recurring.

     In addition, employee salaries and benefits increased $596,305. In connection with the merger, two Lock Haven Savings Bank executives were paid to satisfy the terms of their employment agreements. The remainder of the increase in employee salaries and benefits can be attributed to the need to hire additional employees and to raise salary levels to keep pace with inflation. Occupancy expense decreased $75,043. Furniture and equipment expense increased $176,390 resulting from the lease of a new computer system, as well as additional expenses incurred during the merger.

Provision for Income Taxes

     Provision for income taxes for the nine months ended September 30, 1995 resulted in an effective income tax rate of 24.93% compared to 26.78% for the corresponding period in 1994. The decrease noted is primarily a result of a decrease in security gains for the September 30, 1995 period compared to September 30, 1994 as well as an increase in nontaxable interest and a decrease in taxable interest on investments for the same periods.

ASSET/LIABILITY MANAGEMENT

Assets

     At September 30, 1995, cash, federal funds sold, and investment securities totalled $73,031,396, or a net decrease of $5,819,474 over the corresponding balance at December 31, 1994. Investment securities and cash decreased $3,905,910 and $2,643,564, respectively, while federal funds sold increased $730,000. During this period, net loans increased by $3,129,130 to $152,494,527.

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

     The allowance for loan losses totalled $2,362,312 at September 30, 1995, an increase of $235,810 over the balance at December 31, 1994. For the nine months ended
     September 30, 1995, the provision for loan losses totalled $300,015. As a percent of loans, the allowance for loan losses at September 30, 1995 totalled 1.53% versus 1.40% at December 31, 1994.

     Loans accounted for on a non-accrual basis totalled
     $1,109,000 and $2,223,000 at September 30, 1995 and
     December 31, 1994 respectively.

     Accruing loans, contractually delinquent 90 days or more were $960,000 at September 30, 1995 and $672,000 at
     December 31, 1994. These loans are predominately secured by first lien mortgages on residential real estate where appraisal values mitigate any potential loss of interest and principal. The ratio of non-accruing loans and those accruing but delinquent more than 90 days to the allowance for loan losses stood at .88 times at September 30, 1995 and
     1.36 times at December 31, 1994. Presently the portfolio has no loans that meet the definition of "trouble debt restructurings" under FAS 15.

     A watch list of potential problem loans is maintained and updated quarterly by an internal credit review committee.
     At this time there are no credits of substance that have the potential to become more than 90 days delinquent.

     The Bank has not had nor presently has any foreign outstandings. In addition, no known concentrations of credit presently exist.

     At September 30, 1995, the balance of other real estate was $1,048,345 compared to $414,572 at December 31, 1994.
     During the first quarter of 1995, two properties were transferred into the account and subsequently sold during the same quarter; one property that was on the books at December 31, 1994 was sold during the second quarter of 1995; and during the third quarter of 1995, one property was sold and two additional foreclosures were conducted and booked to the account.

Deposits

     At September 30, 1995, total deposits amounted to $196,815,681 representing an increase of $6,013,905 or a 3.15% increase over total deposits at December 31, 1994.

Other Liabilities

     At September 30, 1995, other liabilities totaled $2,414,660 or a $1,215,275 increase over the balance at December 31, 1994. This increase is primarily due to a deferred tax liability on the unrealized gain in the investment portfolio as well as an increase in accrued taxes.

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

     At September 30, 1995, regulatory capital to total assets was 11.95% compared to 10.11% at December 31, 1994. Primary capital to total assets at September 30, 1995 was 12.97% compared to 11.02% at December 31, 1994.

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

     Capital is being maintained in compliance with the new risk-based capital guidelines. The Company's Tier 1 Capital to total risk weighted assets ratio is 17.05% and the total capital ratio is total risk weighted assets ratio is 18.30%.

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

     The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totalling $31,157,000 from correspondent banks should the need for short-term funds arise.

     The following table sets forth the Bank's interest rate sensitivity as of September 30, 1995:

                                         AFTER ONE    AFTER FIVE     AFTER
                            WITHIN      BUT WITHIN    BUT WITHIN      TEN
                           ONE YEAR     FIVE YEARS     TEN YEARS     YEARS
Earning Assets (1) (2)     $75,159        $31,612       $28,359     $73,391
Interest-bearing
 liabilities (3)            81,582         61,647           941          85

Gap:

  By period                 (6,423)       (30,035)      27,418       73,306
  By cumulative             (6,423)       (36,458)      (9,040)      64,266

Earning assets:

  Investments (1)           17,337          5,327         1,925      29,075
  Loans (2)                 57,822         26,285        26,434      44,316

Interest-bearing
 liabilities: (3)

  Interest-bearing
  deposits                 $81,582        $61,647       $   941     $    85
  Long-term borrowings           0              0             0           0

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

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-
01(b)(8) of Regulation S-X.


Part II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K.

     a.  Exhibits:

         Number      Description

          (11)       Statement Regarding Computation of Per Share
                     Earnings.

          (27)       Financial Data Schedule.

     b.  Reports:  No reports on Form 8-K were filed in the
                   third quarter of 1995.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PENNS WOODS BANCORP, INC.
                                   (Registrant)


Date:  November 13, 1995      /s/ Ronald A. Walko
                              Ronald A. Walko,
                              Senior Vice President
                              (Authorized Officer)


Date:  November 13, 1995      /s/ Sonya E. Hartranft
                              Sonya E. Hartranft,
                              Controller
                              (Principal Accounting Officer)

                          EXHIBIT INDEX


Number       Description

 (11)        Statement Regarding Computation of Per Share
             Earnings.

 (27)        Financial Data Schedule.