Form 10-K
period 1995-12-31
PENNS WOODS BANCORP INC
filed 1996-03-29
CIK 716605

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year December 31, 1995

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______________ to _______________

Commission file number 0-17077

                    PENNS WOODS BANCORP, INC.
      (exact name of registrant as specified in its charter)

                Pennsylvania                  23-2226454
     (State or other jurisdiction of        (IRS. Employer
    of incorporation or organization      Identification No.)


               115 South Main Street, PO. Box 5098
                 Jersey Shore, Pennsylvania 17740
                 (Address of principal executive offices)

                              (717) 398-2213
               Registrant's telephone number, including area

Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name of each exchange
                                   which registered
      None                              None

Securities to be registered pursuant to Section 12(g) of the Act:
              Common Stock, par value $10 per share

(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X     No
                                          ------    ------
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant $39,531,636 at February 29, 1996

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                Outstanding at February 29, 1996
Common Stock, $10 Par Value             1,271,528 Shares

      DOCUMENTS INCORPORATED BY REFERENCE

      The following documents are incorporated by reference:

           Penns Woods Bancorp, Inc. Proxy Statement (Proxy
Statement dated March  22, 1996)

Location in Form 10-K:  Part III, Items 10, 11 and 12

                                   INDEX


PART I
      ITEM 1.  BUSINESS........................................  4
      ITEM 2.  PROPERTIES...................................... 19
      ITEM 3.  LEGAL PROCEEDINGS............................... 20
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS............................................ 21
      ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT............ 21

PART II
      ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS........................ 22
      ITEM 6.  SELECTED FINANCIAL DATA......................... 23
      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..... 51

PART III
      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT......................................... 87
      ITEM 11. EXECUTIVE COMPENSATION.......................... 87
      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT.............................. 88
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            CERTAIN TRANSACTIONS............................... 88

PART IV
      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K................................ 89

                                  PART I

ITEM 1.  BUSINESS

A.  General Development of Business and History

      On January 7, 1983, Penns Woods Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania as a bank holding company. The Jersey Shore State Bank (the "Bank") became a wholly-owned subsidiary of the Company, and each outstanding share of Bank common stock was converted into one share of Company common stock. This transaction was approved by the shareholders of the Bank on April 11, 1983 and was officially effective on July 12, 1983.
The Company's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. The Company's two other wholly-owned subsidiaries are Woods Real Estate Development Company and Woods Investment Company, Inc.

      The Bank is engaged in commercial and retail banking and the taking of time and regular savings and demand deposits, the making of commercial and consumer loans and mortgage loans, and safe deposit services. Auxiliary services, such as cash management, are provided to commercial customers. It operates full banking services with seven offices in Northcentral
Pennsylvania.

      Neither the Company nor the Bank anticipates that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on its competitive position. The Bank is not dependent on a single customer or a few customers, the loss of whom would have a material effect on the business of the Bank.

      The Bank employed approximately 126 persons as of December 31, 1995. The Company does not have any employees. The principal officers of the Bank also serve as officers of the Company.

B.  Regulations and Supervision

      The Company is under the jurisdiction of the Securities and Exchange Commission (the "SEC") and of state securities commissions for matters relating to the offering and sale of its securities. In addition, the Company is subject to the SEC's rules and regulations relating to periodic reporting, reporting to its shareholders, proxy solicitation and insider trading.

      The Company is also subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "BHCA") and to supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). The Bank is subject to the supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC"), as its primary federal regulator and as the insurer of the Bank's deposits. The Bank is also regulated and examined by the Pennsylvania Department of Banking (the "Department").

      The FRB has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the FRB, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to the Bank during periods of financial stress or adversity. The BHCA requires the Company to secure the prior approval of the FRB before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank other than Bank, if after such acquisition, it would own or control more than 5% of the voting shares of such bank. Such a transaction would also require approval of the Department.

      A bank holding company is prohibited under the BHCA from engaging in, or acquiring direct or indirect control of, more than 5% of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

      Bank holding companies are required to comply with the FRB's risk-based capital guidelines. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. Currently, the required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible assets. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the FRB requires each bank holding company to comply with the leverage ratio, under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% for the those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% to 5%. The Bank is subject to similar capital requirements adopted by the FDIC.

      The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. In August of 1995, the Federal banking agencies, including the FRB and the OCC, issued a rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of an institution. This new rule implements the first step of a two-step process by explicitly including a bank's exposure to declines in the value of its capital due to changes in interest rates as one factor that the banking agencies will consider in evaluating a bank's capital adequacy. The new rule does not establish a measurement framework for assessing a bank's interest rate risk exposure level. Examiners will use data collected by the banking agencies to determine the adequacy of an individual bank's capital in light of interest rate risk. Examiners will also consider historical financial performance, earnings exposure to interest rate movements and the adequacy of internal interest rate risk management, among other things. This case-by-case approach for assessing a bank's capital adequacy for interest rate risk is transitional. The second step of the banking agencies' interest rate risk regulation will be to establish an explicit minimum capital charge for interest rate risk, based on measured levels of interest rate risk exposure. The banking agencies will implement this second step at some future date.
The Company is unable to predict the form in which these future regulations will ultimately be adopted or the effect the new or anticipated regulations would have on the operations and capital adequacy of the Bank.

      The federal bank regulators adopted final rules relating to concentration of credit risk and risks of non-traditional activities effective on January 17, 1995. The regulators declined to adopt a quantitative test for concentrations of credit risk and, instead, provided that such risk would be considered in addition to other risks in assessing a depository institution's overall capital adequacy. Institutions with higher concentration of credit risk will be required to maintain greater levels of capital. Similarly, the federal regulators incorporated the evaluation of the risks of non-traditional activities into the overall assessment of capital adequacy. The regulators indicated that proposed rules regarding specific types of non-traditional activities will be promulgated from time to time.
The Bank does not currently conduct any non-traditional activities.

C.  Regulation of the Bank

      From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions of, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of the Bank.
As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

      Deposit Insurance - There are two deposit insurance funds administered by the FDIC - the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"). The Bank's deposits are insured under the BIF; however, the deposits assumed by the Bank in connection with the merger of Lock Haven Savings Bank are treated and assessed as SAIF-insured deposits. The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measure. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.00% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group. The Bank's required ratios were well above the minimum ratios as of December 31, 1995.

      In August, 1995 the FDIC adopted an amendment to the BIF risk-based assessment schedule that lowers the deposit insurance assessment rate for most depository institutions with deposits insured by BIF to $0.04 per $100 of insured deposits. On November 14, 1995 the FDIC further reduced the BIF assessment rates to a range of $0.00 per $100 of insured deposits (subject to a minimum annual premium of $2,000) for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk, beginning January 1, 1996. At the same time, the FDIC voted to retain the existing assessment rates of $0.23 for every $100 of deposits for the members of the SAIF, in the lowest risk-based premium category and $0.31 for every $100 of insured deposits for members of SAIF in the highest risk-based premium category. The Bank is a member of the BIF and is subject to FDIC deposit insurance assessments at the rate of $0.00 per $100 of insured deposits. The deposits assumed by the Bank in connection with the merger of Lock Haven Savings Bank are treated as SAIF-insured deposits and are subject to an assessment rate of $0.23 for every $100 of deposits.

      Prompt Corrective Action - The FDIC has specified the levels at which an insured institution will be considered "well-capitalized," "adequately capitalized," "undercapitalized," and "critically undercapitalized." In the event an institution's capital deteriorates to the "undercapitalized" category or below, the Federal Deposit Insurance Act (the "FDIA") and FDIC regulations prescribe an increasing amount of regulatory intervention, including: (1) the institution of a capital restoration plan by a bank and a guarantee of the plan by a parent institution; and (2) the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well-capitalized institutions, the FDIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity.

      Operational and Managerial Controls - The federal banking agencies adopted, effective in August, 1995, certain operational and managerial standards for depository institutions, including internal audit system components, loan documentation requirements, asset growth parameters and compensation standards for officers, directors and employees. The Bank does not anticipate that compliance with these guidelines will have a material effect on its operations.

D.  Interstate Banking

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law") amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allow, effective September 29, 1995, for the acquisition by a bank holding company of a bank located in another state. Interstate bank mergers and branch purchase and assumption transactions will be allowed effective June 1, 1997; however, states may "opt-out" of the merger and purchase and assumption provisions by enacting a law which specifically prohibits such interstate transactions. States may, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to June 1, 1997. States may also enact legislation to allow for de novo interstate branching by out of state banks. In July of 1995, Pennsylvania adopted "opt in" legislation which allows such transactions today ,prior to the June 1, 1997 effective date.

E.  Environmental Laws

      Environmentally related hazards have become a source of high risk and potential liability for financial institutions relating to their loans. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. The Company is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding which is likely to have a material adverse effect on the financial condition or results of operations of the Company.

F.  Effect of Government Monetary Policies

      The earnings of the Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies. The monetary policies of the FRB have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.
The FRB has a major effect upon the levels of bank loans, investments and deposits through its open market operations in the United States Government securities and through its regulation of, among other things, the discount rate on borrowing of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

DESCRIPTION OF BANK

      a.  History and Business

      Jersey Shore State Bank (Bank) was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly-owned subsidiary of the Company on July 12, 1983.

      As of December 31, 1995, the Bank had total assets of $242,628,574; total shareholders' equity of $29,684,804 and total deposits of $202,257,601. Its deposits are insured by the Federal Deposit Insurance Corporation to the extent of $100,000 provided under current law.

      Jersey Shore State Bank engages in business as a commercial bank, doing business at several locations in Lycoming and Clinton
Counties, Pennsylvania.

      Services offered by the Bank include accepting time, demand and savings deposits including Super NOW accounts, regular savings accounts, money market certificates, investment certificates, fixed rate certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations, making construction and mortgage loans and the renting of safe deposit facilities. Additional services include making residential mortgage loans, revolving credit loans with overdraft protection, small business loans, student loans, etc. Business loans include seasonal credit collateral loans and term loans, as well as accounts receivable and inventory financing.

      The Bank's portfolio mix can be classified into four principal categories. They are real estate, agricultural, commercial and consumer.

      Real estate loans can be further segmented into construction and land development, farm land, one-to-four family residential, multi-family and commercial or industrial. Qualified borrowers are defined by policy or by industry underwriting standards.
Owner provided equity requirements range from 20% to 30% with a first lien status required. Terms are restricted to between 10 and 20 years with the exception of construction and land development, which is limited to one to three years. Appraisals, verifications and visitations comply with industry standards.

      Financial information that is required on all commercial mortgages includes the most current three years' balance sheets and income statements and projections on income to be developed through the project. In the case of corporations and partnerships, the principals are often asked to indebt themselves personally as well. As regards residential mortgages, repayment ability is determined from information contained in the application and recent income tax returns. Emphasis is on credit, employment, income and residency verification. Broad hazard insurance is always required and flood insurance where applicable. In the case of construction mortgages, builders risk insurance is requested. Adjustable rate mortgages are not offered for residential mortgages.

      Agricultural loans for the purchase or improvement of real estate must meet the Bank's real estate underwriting criteria. The only permissible exception is when a Farmers Home Loan Administration guaranty is obtained. Agricultural loans made for the purchase of equipment are usually payable in three years, but never more than seven, depending upon the useful life of the purchased asset. Minimum borrower equity required is 20%. Livestock financing criteria depends upon the nature of the operation. A dairy herd could be financed over three years, but a feeder operation would require cleanup in intervals of less than one year. Agricultural loans are also made for crop production purposes. Such loans are structured to repay within the production cycle and not carried over into a subsequent year. General purpose working capital loans are also a possibility with repayment expected within one year. It is also a general policy to collateralize non-real estate loans with not only the asset purchased but also junior liens on all other available assets. Insurance and credit criteria is the same as mentioned previously. In addition, annual visits are made to our agricultural customers to determine the general condition of assets. Personal credit requirements are handled as consumer loans.

      Commercial loans are made for the acquisition and improvement of real estate, purchase of equipment and for working capital purposes on a seasonal or revolving basis. Criteria was discussed under real estate financing for such loans, but it is important to note that such loans may be made through the regional industrial corporation and the Pennsylvania Industrial Development Authority. Caution is also exercised in taking industrial property for collateral by requiring, on a selective basis, environmental audits.

      Equipment loans are generally amortized over three to seven years, with an owner equity contribution required of at least 20% of the purchase price. Unusually expensive pieces may be financed for a longer period depending upon the asset's useful life. The increased cash flow resulting from the additional piece, through improved income or greater depreciation expense, serves in establishing the terms. Insurance coverage with the Bank as loss payee is required, especially in the case where the equipment is rolling stock.

      Seasonal and revolving lines of credit are offered for working capital purposes. Collateral for such a loan includes the pledge of inventory and/or receivables. Drawing availability is usually 50% of inventory and 75% of eligible receivables. Eligible receivables are defined as invoices less than 90 days delinquent. Exclusive reliance is very seldom placed on such collateral, therefore other lienable assets are also taken into the collateral pool. Where reliance is placed on inventory and accounts receivable, the applicant must provide financial information including agings on a monthly basis. In addition, the guaranty of the principals is usually obtained.

      It is unusual for Jersey Shore State Bank to make unsecured commercial loans. But when such a loan is a necessity, credit information in the file must support that decision.

      Letter of Credit availability is limited to standbys where the customer is well known to the Bank. Credit criteria is the same as that utilized in making a direct loan and collateral is obtained in most cases, and whenever the expiration date is for more than one year.

      Consumer loan products include second mortgages, automobile financing, small loan requests, overdraft check lines and PHEAA loans. Our policy includes standards used in the industry on debt service ratios and terms are consistent with prudent underwriting standards and the use of proceeds. Verifications are made of employment and residency, along with credit history. Second mortgages are confined to equity borrowing and home improvements. Terms are generally ten years or less and rates are fixed. Loan to collateral value criteria is 80% or less and verifications are made to determine values.

      Automobile financing is generally restricted to four years and done on a direct basis. The Bank, as a practice, does not floor plan and therefore does not discount dealer paper. Small loan requests are to accommodate personal needs such as the purchase of small appliances or for the payment of taxes. Overdraft check lines are limited to $1,000 or less. PHEAA loans are guaranteed by the State of Pennsylvania and are made to accommodate educational needs.

      The Bank's investment portfolio is analyzed and priced on a monthly basis. Investments are made in U.S. Treasuries, U.S. Agency issues, bank qualified municipal bonds, corporate bonds and corporate stocks which consist of Pennsylvania bank stocks. Bonds with BAA or better ratings are used, unless a local issue is purchased that has a lesser or no rating.

      Factors taken into consideration when investments are made include liquidity,the company's tax position and the policies of the Asset/Liability Committee.

      The Bank has experienced deposit growth in the range of 3.10% to 6.54% over the last five years. This growth has primarily come in the form of core deposits. Although the Bank has regular opportunities to bid on pools of funds of $100,000 or more in the hands of municipalities, hospitals and others, it does not rely on these monies to fund loans on intermediate or longer term investments. Minor seasonal growth in deposits is experienced at or near the year end.

      It is the policy of Jersey Shore State Bank to generally maintain a rate sensitive asset (RSA) to rate sensitive liability
(RSL) ratio at between .80 and 1.5. When the Asset Liability Committee believes that interest rates will increase, it can take action that increases the RSA/RSL ratio toward the 1.5 level. On the other hand, the Committee can take action to decrease the RSA/RSL ratio toward the .80 level when it believes interest rates will decline.

      The Bank operates 7 full service offices in Lycoming and Clinton Counties, Pennsylvania. The economic base of the region is developed around service, light manufacturing industries and agriculture. The banking environment in Lycoming and Clinton Counties, Pennsylvania is highly competitive. The Bank competes for loans and deposits with commercial banks, savings and loan associations and other financial institutions.

      The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

      b.  Supervision and Regulation

      The Company is a one-bank holding company required to be registered with the Federal Reserve Board under the Federal Bank Holding Company Act and to comply with its reporting requirements. This statute provides that the Company may engage in or acquire direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in non-banking activities, only if the Federal Reserve Board, by order or regulation, has found such activities to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. This statute requires approval of the acquisition of 5% or more of the voting shares of, or interest in all or substantially all of the assets of, any bank by a bank holding company and does not permit the approval to be given if the bank is located outside of Pennsylvania unless such acquisition is specifically authorized by the laws of the state in which such bank is located.

      The earnings of the Bank are affected by the policies of regulatory authorities including the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government Securities, changes in reserve requirements against member bank deposits, and limitations on interest rates that member banks may pay on time and savings deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments on deposits, and their use may also affect interest rates charged on loans or paid for deposits.

      The policies and regulations of the Federal Reserve Board have had and will probably continue to have a significant effect on the Bank's deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank's operation in the future. The effect of such policies nd regulations upon the future business and earnings of the Bank cannot accurately be predicted.

ITEM 2.  PROPERTIES

      The Company owns and leases its properties.

      Listed herewith are the locations of properties owned or leased, in which the banking offices are located; all properties are in good condition and adequate for the Bank's purposes:

Office         Address
------         -------
Main           115 South Main Street                 Owned
               P.O. Box 5098
               Jersey Shore, Pennsylvania 17740

Jersey Shore   112 Bridge Street                     Owned
               Jersey Shore, Pennsylvania 17740

DuBoistown     2675 Euclid Avenue                    Under Lease
               DuBoistown, Pennsylvania 17701        -- see below

Williamsport   300 Market Street                     Owned
               P.O. Box 967
               Williamsport, Pennsylvania 17703-0967

Montgomery     R.D. 1, Box 493                       Under Lease
               Montgomery, Pennsylvania 17752        -- see below

Lock Haven     4 West Main Street                    Owned
               Lock Haven, Pennsylvania 17745

Mill Hall      Millbrook Plaza, Hogan Boulevard      Under Lease
               Mill Hall, Pennsylvania 17751         -- see below

      The DuBoistown branch office is leased for a twenty-year period that ended in 1995. After the initial twenty-year period, the Bank shall have the option to extend the lease for each of four successive five-year terms. In 1995 the bank extended the lease for the first of four five-year optional terms. At the end of the last five-year extension, the Bank shall be afforded the opportunity to negotiate a new lease agreement. The Bank is granted, during the term of the lease or any renewal or extension thereof, an option to purchase the leased property at any time at a purchase price to be determined in the following manner: Two competent real estate appraisers to be selected by agreement of the Bank and the lessor, and if no such agreement can be reached, then one selected by the lessor and one selected by the Bank shall individually appraise the property, and the purchase price shall be seventy-five (75%) percent of the average of the two appraisals. The annual rent for the DuBoistown branch office was $15,650 for the year ended December 31, 1995.

      The Montgomery branch office is leased for a fifteen-year period ending in the year 2002. The Bank shall have the option to extend the lease for a five-year period after the initial fifteen-year term has expired. The Bank shall also have an opportunity to negotiate a new lease agreement after the five-year extension has expired. The Bank is granted, at the end of the initial term of the lease or at any time during the extended period, an option to purchase the property at a price to be determined in the following manner: Two competent real estate appraisers selected by agreement of the Bank and the lessor, and if no such agreement can be reached then one selected by the Bank and one selected by the lessor, shall individually appraise the property and the purchase price shall be the average of the two. The annual rent for the Montgomery branch office was $30,000 for the year ended December 31, 1995.

      The Mill Hall branch office is leased for a five-year period ending in 1997. The Bank shall have the option to renew the lease for up to two additional terms of five years each after the initial five-year term of the lease agreement has expired. The annual rent for the Mill Hall branch office was $20,000 for the year ended December 31, 1995.

ITEM 3.  LEGAL PROCEEDINGS

      In the normal course of business, various lawsuits and claims arise against the Company and its subsidiary. There are no such legal proceedings or claims currently pending or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 1995.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT:

NAME                 AGE  FIVE-YEAR ANALYSIS OF DUTIES
----                 ---  ----------------------------
Theodore H. Reich    57   President and Chief Executive Officer
                          of the Company; the Bank; Woods Real
                          Estate Development Co., Inc.; and Woods
                          Investment Company, Inc.

Ronald A. Walko      49   Vice President of the Company; Senior
                          Vice President and Senior Loan Officer
                          of the Bank from 1986 to current; Vice
                          President of Woods Investment Company,
                          Inc.; Federal bank examiner prior to
                          1986 for an eighteen-year period.

Hubert A. Valencik   54   Vice President of the Company; Senior
                          Vice President and Operations Officer
                          of the Bank; Vice President of Woods
                          Real Estate Development Co., Inc. and
                          Woods Investment Company, Inc.; Vice
                          President with another bank prior to
                          1985 for a fourteen-year period.

Chris B. Ward        49   Treasurer of the Company; Vice
                          President of the Bank; Treasurer of
                          Woods Real Estate Development Co., Inc.
                          and Woods Investment Company, Inc.

Sonya E. Hartranft   36   Secretary of the Company; Controller of
                          the Bank; Secretary of Woods Real
                          Estate Development Co., Inc. and Woods
                          Investment Company, Inc.

The following individual
is an officer of the
Bank only:

G. David Gundy       47   Vice President of the Bank; Vice
                          President and Regional Manager with
                          another bank prior to 1992 for a
                          thirteen-year period.

                                  PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

      The Registrant's Common Stock is traded locally. The following table sets forth (1) the quarterly high and low prices for a share of the Registrant's Common Stock during the periods indicated as reported by the management of the Registrant, and
(2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 1992. The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission. They may not necessarily represent actual transactions.

                                                 Dividends
                         High         Low         Declared
                         ----         ---        ---------
1993:
   First quarter       $19 2/3      $17 2/3        $0.14
   Second quarter      $21 1/3      $18            $0.14
   Third quarter       $23          $22            $0.14
   Fourth quarter      $28          $26 2/3        $0.47

1994:
   First quarter       $28 2/3      $26 2/3        $0.17
   Second quarter      $30 2/3      $30 2/3        $0.17
   Third quarter       $32          $30/2/3        $0.17
   Fourth quarter      $32 1/3      $32            $0.28

1995:
   First quarter       $33 1/3      $32            $0.20
   Second quarter      $33 1/2      $31 2/3        $0.20
   Third quarter       $33 1/2      $32            $0.22
   Fourth quarter      $36          $35 1/2        $0.38

The stock prices and the dividend have been adjusted to reflect the 50% stock dividend issued July 31, 1995, and for the acquisition of Lock Haven Savings Bank.

      The Bank has paid cash dividends since December 31, 1941. The Registrant has paid dividends since the effective date of its formation as a bank holding company. It is the present intention of the Registrant's Board of Directors to continue the dividend payment policy; however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Registrant considers dividend policy. Cash available for dividend distributions to shareholders of the Registrant must initially come from dividends paid by the Bank to the Registrant. Therefore, the restrictions on the Bank's dividend payments are directly applicable to the Registrant.

      Under the Pennsylvania Business Corporation Law of 1988 a corporation may not pay a dividend, if after giving effect thereto, the corporation would be unable to pay its debts as they become due in the usual course of business and after giving effect thereto the total assets of the Corporation would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the shareholders whose preferential rights are superior to those receiving the dividend.

      As of February 29, 1996, the Registrant had approximately
774 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth certain financial data as of and for each of the years in the five-year period ended
December 31, 1995.

                                                               As of and for the years Ended December 31,
                                             ------------------------------------------------------------------------------
                                                1995             1994             1993             1992             1991
                                                ----             ----             ----             ----             ----
                                                           (Dollars in thousands, except per share amounts)
Consolidated Statement of
  Income Data:
Interest income ............................ $   18,695       $   16,882       $   15,967       $   16,362       $   16,969
Interest expense ...........................      7,793            6,902            6,546            7,703            9,544
                                             ----------       ----------       ----------       ----------       ----------
Net interest income ........................     10,902            9,980            9,421            8,659            7,425
Provision for loan losses ..................        300              577              791              628              363
                                             ----------       ----------       ----------       ----------       ----------
Net interest income after provision
  for loan losses ..........................     10,602            9,403            8,630            8,031            7,062
                                             ----------       ----------       ----------       ----------       ----------
Other income ...............................      2,215            2,137            2,942            1,659              716
Other expense ..............................      7,534            6,997            6,097            5,833            5,303
                                             ----------       ----------       ----------       ----------       ----------
Income before income taxes .................      5,283            4,543            5,475            3,857            2,475
Applicable income taxes ....................      1,421            1,174            1,497              991              489
                                             ----------       ----------       ----------       ----------       ----------
Net income ................................. $    3,862       $    3,369       $    3,978       $    2,866       $    1,986
                                             ==========       ==========       ==========       ==========       ==========

Consolidated Balance Sheet at
  End of Period:
Total assets ............................... $  242,629       $  235,638       $  223,672       $  204,486       $  190,044
Loans ......................................    153,640          151,492          134,571          134,872          122,982
Allowance for loan losses ..................     (2,353)          (2,127)          (1,956)          (1,925)          (1,409)
Deposits ...................................    202,258          190,839          180,587          175,161          164,408
Long-term debt -- other ....................          0            7,000            5,825            2,234            2,377
Stockholders' equity .......................     29,685           23,839           21,894           19,024           16,781

Per Share Data:
Net income ................................. $     3.05       $     2.66       $     3.14       $     2.27       $     1.57
Cash dividends declared ....................       1.00             0.79             0.89             0.56             0.47
Book value .................................      23.35            18.84            17.40            15.14            13.35
Number of shares outstanding, at
  end of period ............................  1,271,339        1,265,597        1,258,569        1,256,919        1,256,919
Average number of shares outstanding .......  1,267,538        1,266,878        1,266,878        1,265,228        1,265,228
Selected financial ratios:
  Return on average stockholders' equity ...      14.07%           13.89%           19.12%           15.90%           12.37%
Return on average total assets .............       1.64%            1.45%            1.89%            1.45%            1.07%
Net interest income to average interest
  earning assets ...........................       5.04%            4.71%            4.80%            4.69%            4.32%
Dividend payout ratio ......................      32.79%           29.70%           28.34%           24.67%           29.94%
Average stockholders' equity to
  average total assets .....................      11.64%           10.42%            9.88%            9.09%            8.65%
Loans to deposits, at end of period ........      74.80%           78.27%           73.44%           75.90%           73.90%

*  Numbers adjusted to reflect a stock split effective in the form of a 50% stock dividend.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

MERGER ACTIVITY

      On April 7, 1995, Lock Haven Savings Bank was merged with and into Penns Woods Bancorp, Inc. ("the "Company") and
102,111 shares of the Company's common stock were issued in exchange for all the outstanding stock of Lock Haven Savings Bank. This transaction has been accounted for as a pooling of interests for financial reporting purposes. Refer to Note A of the notes to the consolidated financial statements for information regarding the merger.

NET INTEREST INCOME

      Net interest income is determined by calculating the difference between the yields earned on interest earning assets and the rates paid on interest bearing liabilities.

1995

      Fully taxable equivalent net interest income increased by $1,405,000 to $12,073,000 or an increase of 13.17%. See "Average
Balances and Interest Rates" and "Summary of Changes in Interest
Earned and Interest Paid," herein.

      Increases in the volume of interest earning assets contributed $894,000 to the overall increase in net interest income. Increases due to rates on interest earning assets contributed $1,405,000. Interest expense increased $109,000 due to volume, and $785,000 due to rate.

      Average earning assets experienced a net increase of $6,860,000 or 3.3% over the 1994 level. The components of this net increase included an increase in average total loans of $11,179,000, a decrease in total average securities of $6,662,000, and an increase in federal funds sold of $2,343,000. Loan volume increases had the effect of adding $1,072,000 to net interest income, and rate increases added $668,000 to net interest income. Increased loan demand in the area of real estate mortgages and growth in consumer loans accounts for the increase in loan volume during 1995, and an increase in the prime lending rate early in 1995 accounts for the majority of the increase in loan income experienced due to rate. Total securities and federal funds sold experienced an increase in overall net income, which is the net effect of a decrease in volume of $178,000 and a $737,000 increase in rate. The decrease in total securities volume was directly related to increased loan demand. The improved quality of the investment portfolio resulted in the higher rate of return. Total average interest bearing liabilities increased $1,742,000, which had the effect of increasing interest expense $109,000 and rate changes had the effect of increasing interest expense by $785,000. The two major areas effecting the volume and rate in interest bearing liabilities were in savings deposits and time deposits.

1994

      Taxable equivalent net interest income increased $597,000 during 1994 or an increase of 5.9%. See "Average Balances and Interest Rates" and "Summary of Changes in Interest Earned and Interest Paid," herein. This increase was primarily due to the net effect of changes in the volume of earning assets and the volume of interest bearing liabilities, which contributed $605,000. Average interest earning assets increased $16,759,000 during 1994 and generated interest income of $1,298,000 due to volume. The rate of return generated on interest earning assets was 8.35%, down from the 1993 rate of return of 8.57%, which resulted in a net decline in interest income due to rate of $324,000. The decline in the overall rate of return on interest earning assets was primarily due to a shift in the securities portfolio from fixed rate securities to floating rate securities. This move caused an initial give-up of income, however it also had the effect of minimizing the loss that would have occurred on the fixed-rate securities as rates continued to rise. The shift in the securities portfolio is expected to have the effect of improving the Company's future income. Average interest bearing liabilities increased $15,306,000 during 1994 and generated interest expense of $693,000 due to volume. The rate of interest paid on average interest bearing liabilities declined from 3.91% in 1993 to 3.79% in 1994 which decreased interest expense by $316,000 due to changes in rates. The Company's prime rate increased at various times throughout 1994 up to 8.5% at December 31, 1994 compared to 6.0% a year earlier.

AVERAGE BALANCES AND INTEREST RATES

(INCOME AND RATES ON A FULLY TAXABLE EQUIVALENT BASIS)
(IN THOUSANDS)

                                                    1995                            1994                             1993
                                        ----------------------------   -----------------------------     ---------------------------
                                        AVERAGE             AVERAGE     AVERAGE             AVERAGE      AVERAGE             AVERAGE
                                        BALANCE   INTEREST    RATE      BALANCE   INTEREST    RATE       BALANCE   INTEREST    RATE
                                        -------   --------  -------     -------   --------  -------      -------   --------  -------
ASSETS:
 Interest earning assets:
  Securities:
   U.S. Treasury and federal agency ... $ 31,385   $  1,978    6.30%    $ 39,083   $  1,920    4.91%     $ 32,994   $  1,992   6.04%
   State and political subdivisions ...   17,767      1,699    9.56%      16,091      1,535    9.54%       15,410      1,501   9.74%
   Other ..............................   11,656      1,032    8.85%      12,296        826    6.72%       10,975        726   6.62%
                                        --------   --------             --------   --------              --------   --------
     Total Securities .................   60,808      4,709    7.74%      67,470      4,281    6.35%       59,379      4,219   7.11%
                                        --------   --------             --------   --------              --------   --------

LOANS:
 Tax-exempt loans .....................    1,818        190   10.45%       1,901        205   10.78%        2,206        236  10.70%
 All other loans, net of discount
  where applicable ....................  151,895     14,823    9.76%     140,633     13,068    9.29%      131,640     12,130   9.21%
                                        --------   --------             --------   --------              --------   --------
     Total loans ......................  153,713     15,013    9.77%     142,534     13,273    9.31%      133,846     12,366   9.24%
                                        --------   --------             --------   --------              --------   --------
 Federal funds sold ...................    2,613        144    5.51%         270         13    4.81%          290          8   2.76%
                                        --------   --------             --------   --------              --------   --------
     Total earning assets .............  217,134   $ 19,866    9.15%     210,274   $ 17,567    8.35%      193,515   $ 16,593   8.57%
                                                   ========                        ========                         ========
 Other assets .........................   15,478                          20,063                           15,028
                                        --------                        --------                         --------
      TOTAL ASSETS .................... $232,612                        $230,337                         $208,543
                                        ========                        ========                         ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Interest bearing liabilities:
  Deposits:
   Savings ............................ $ 84,513   $  2,372    2.81%    $ 92,750   $  2,384    2.57%     $ 86,306   $  2,530   2.93%
   Other time .........................   87,230      4,934    5.66%      73,849      3,740    5.06%       72,410      3,719   5.14%
                                        --------   --------             --------   --------              --------   --------
     Total deposits ...................  171,743      7,306    4.25%     166,599      6,124    3.68%      158,716      6,249   3.94%
 Securities sold under repurchase
  agreements & federal funds
  purchased ...........................    5,772        291    5.04%       8,694        333    3.83%        6,333        183   2.89%
 Borrowed money .......................    2,917        196    6.72%       6,881        442    6.42%        1,819         90   4.95%
                                        --------   --------             --------   --------              --------   --------
     Total interest-bearing liabilities  180,432   $  7,793    4.32%     182,174   $ 6,899     3.79%      166,868   $  6,522   3.91%
                                                   ========                        ========                         ========

 Demand deposits ......................   24,164                          21,885                           18,465
 Other liabilities ....................    2,228                           2,675                            2,339
 Shareholders' equity .................   25,788                          23,603                           20,871
                                        --------                        --------                         --------
     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY ............ $232,612                        $230,337                         $208,543
                                        ========                        ========                         ========

 Interest income/earning assets ....... $217,134   $ 19,866    9.15%    $210,274   $ 17,567    8.35%     $193,515   $ 16,593   8.57%
 Interest expense/earning assets ...... $217,134      7,793    3.59%     210,274      6,899    3.28%     $193,515      6,522   3.37%
                                                   --------   -----                --------                         --------
 Effective interest differential ......            $ 12,073    5.56%               $ 10,668    5.07%                $ 10,071   5.20%
                                                   ========   =====                ========   =====                 ========  =====


1.    Fees on loans are included with interest on loans.

2. Average daily balance sheets are not maintained by the Bank. Information on this table has been calculated using average monthly balances to obtain average balances.

3. Average daily balances cannot be obtained without undue burden or expense by the Bank.

4. Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

5. Loan fees are included in interest income as follows: 1995, $401,281, 1994, $681,974, 1993, $678,858.

6. Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate (derived by dividing tax-exempt interest by .66).

SUMMARY OF CHANGES IN INTEREST EARNED AND INTEREST PAID
(IN THOUSANDS)
INTEREST EARNED ON
----------------------------------------------------------------

                                 TAX-                                                   SECURITIES
                        TAXABLE EXEMPT                                                  SOLD UNDER            TOTAL
                        INVEST- INVEST-                    TOTAL                        REPURCHASE          INTEREST
                         MENT    MENT            FEDERAL  INTEREST              OTHER   AGREEMENTS           BEARING     NET
                        SECURI- SECURI-           FUNDS    EARNING  SAVINGS      TIME   AND FUNDS  BORROWED   LIA-    INTEREST
                         TIES    TIES     LOANS    SOLD    ASSETS   DEPOSITS   DEPOSITS PURCHASED   MONEY   BILITIES  EARNINGS
                        ------- -------   -----   ------  --------  --------   -------- ---------  -------- --------  --------
1995 compared to 1994
Increased (decrease)
Due to:
     Volume             ($467)    $160    $1,072    $129    $  894    ($221)    $  726    ($130)    ($266)    $109    $  785
     Rate                 731        4       668       2     1,405      209        468       88        20      785       620
                        -----     ----    ------    ----    ------    -----     ------    -----     -----     ----    ------
Net increase (decrease)  $264     $164    $1,740    $131    $2,299    ($ 12)    $1,194    ($ 42)    ($246)    $894    $1,405
                        =====     ====    ======    ====    ======    =====     ======    =====     =====     ====    ======

1994 compared to 1993
Increase (decrease)
Due to:
     Volume              $427     $ 64    $  808    ($ 1)   $1,298     $225     $   70     $ 80      $318     $693    $  605
     Rate                (399)     (30)       99       6      (324)    (371)       (49)      70        34     (316)       (8)
                        -----     ----    ------    ----    ------    -----     ------    -----     -----     ----    ------
Net increase (decrease) $  28     $ 34    $  907      $5    $  974    ($146)    $   21     $150      $352     $377    $  597
                        =====     ====    ======    ====    ======    =====     ======    =====     =====     ====    ======

The change in net interest income (expense) due to mix has been allocated to the change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSSES

1995

      In 1995 loan loss provision totaled $300,020, a reduction of 48% from the prior year. An internal quarterly analysis of the loan portfolio supplemented by an annual external review is used in determining and adjusting provisions throughout the year.
Loan management has and continues to aggressively manage problem accounts with the intent of reducing provisions going forward.

1994

      $577,020 was provided for loan losses in 1994, a decline of 27% from the prior year. The amount provided was determined by a detailed internal quarterly review of the loan portfolio supplemented by an annual detailed external review. The decline, in some part, can also be attributed to management's decision in 1993 to aggressively provide for potential losses on several large bankruptcies. 1994's provision exceeded net charge offs by $171,020 compared to an excess provision of $261,000 in 1993. This decline again represents the aggressive manner in which problems are addressed and a general improvement in overall loan portfolio quality. Portfolio monitoring continues on an ongoing basis as part of the Company's loan review process.

                                          YEAR ENDED DECEMBER 31,
                                               1995     1994
                                               ----     ----
Balance at beginning of period. . . . .       $2,127   $1,956
  Charge-offs:
    Domestic:
      Real estate . . . . . . . . . . .            0        0
      Commercial and industrial . . . .           44      432
      Consumer and all other loans. . .          210       62
        Total charge-offs . . . . . . .          254      494
  Recoveries:
    Real estate . . . . . . . . . . . .            0        0
    Commercial and industrial . . . . .            9       67
    Consumer and all other loans. . . .          171       21
        Total recoveries  . . . . . . .          180       88
    Net charge-offs . . . . . . . . . .           74      406
    Additions charged to operations . .          300      577
    Balance at end of period. . . . . .       $2,353   $2,127
    Ratio of net charge-offs during
      the period to average loans
      outstanding during the period . .        0.05%    0.28%

OTHER INCOME

1995

      Other income totaled $2,215,031 compared to $2,137,234 in 1994. The increase, $77,797, is the net effect of an increase in service charges collected of $72,134, a decrease in security gains of $87,197, and a net increase in other operating income of $92,860. The continued growth in the deposit base is attributable to the 10.4% increase in service charges over 1994. The $92,860, or 52.3% increase in other operating income over 1994, is primarily due to net gains resulting from the sale of foreclosed assets during 1995. Security transactions resulted in net security gains realized of $1,180,073. The decrease in the amount of security gains realized in 1995 compared to 1994 is due to the decrease in the balance of certain equity securities that are required to be divested. Transactions occurred in both equity and debt securities, with the majority of overall gains realized on equity securities transactions. Such transactions were initiated by management when they believed the securities attained their greatest performance. In addition, management initiated various security transactions during 1995 in an effort to maintain a quality investment portfolio and manage interest rate risk. Debt securities are also utilized to manage the investment portfolio for quality and interest rate risk. As of December 31, 1995, the Company had no investment securities classified as trading securities. Debt investment securities had a market value of $55,887,000, which was 1,770,000 above the amortized cost at December 31, 1995. Marketable equity securities had an aggregate cost of $10,298,000 or $2,003,000 below the market value at December 31, 1995.

1994

      Other income (excluding security gains) decreased to $869,964 in 1994, or a decrease of 3.02% over 1993's other operating income. The decrease indicated was the result of a decline in other operating income. The Company realized $1,267,270 in security gains during 1994. Security transactions were in both debt and equity securities. Among the reasons why security gains were realized during 1994, was to a change in regulation which requires divestment of certain equity securities owned by the Company. The amount of security gains realized in 1994 was lower than the amount realized in 1993 due to the higher volume of equity securities divested during 1993. In addition, management realized gains on partial sales of equity securities that have been in the portfolio long-term that had reached what management had determined to be their maximum potential on the near term.Management also continues to utilize debt securities to manage the investment portfolio for quality and interest rate risk. As of December 31, 1994 the Company had no investment securities listed as trading securities. Debt investment securities had a market value of $57,659,000 which was 1,142,000 below the amortized cost value at December 31, 1994.

      Marketable equity securities had an aggregate cost of $8,947,000, or $148,000 below the market value at December 31, 1994.

OTHER EXPENSES

1995

      Other expenses increased $536,498, or 7.7% over 1994 expenses. Salaries and benefits, the largest component of the Bank's other expense, totaled $4,012,349 compared to $3,545,887 in 1994. The $466,462 increase is largely attributable to an expense incurred to satisfy employment agreements of two Lock Haven Savings Bank executives in connection with the merger of Lock Haven Savings Bank with and into the Company. Also, normal salary increases and an increase in the expense related to the Company's defined retirement plan contributed to the overall increase in salaries and employee benefits. Occupancy and furniture and equipment expense increased by $57,794, or 5.8%. Due to the acquisition of Lock Haven Savings Bank and normal increases in the costs of operations, other operating expenses increased $12,242, or .5% over 1994. The Bank experienced increases in costs of check imprinting, professional fees, postage and stationery and supplies and experienced a significant savings on FDIC insurance due to the reduction of BIF assessment rates in 1995. It should be noted that the expenses related to the merger are non-recurring.

1994

      The Company's other operating expenses increased $900,460 to $6,997,635 during 1994. Salaries and employee benefits increased $296,077 or 9.11% during 1994. This increase was due to salary increases as well as an increase in expenses related to our defined benefit retirement plan. Occupancy and furniture and equipment expense increased by $135,496 or 15.6%. The majority of this increase can be attributed to the lease of a new computer system and the purchase of software for use on the system. Management believes that the cost of the new computer system will be offset by improved operating efficiency, thereby reducing operating costs. In addition, snow removal expenses increased during 1994 and were a contributing factor in the overall increase of occupancy and furniture and equipment expense. Increases in other operating expenses totaled $468,887 and were due to increases in capital shares tax expense, FDIC expense, advertising expense, management fees, professional fees, and acquisition costs. Acquisition costs are related to the recent agreement signed by the Company to acquire Lock Haven Savings Bank.

INCOME TAXES

1995

      The Company's effective income tax rate for 1995 was 26.9% as compared to 25.8% in 1994. The increase in 1995's effective tax rate is the result of an increase in pretax income that is reflected by a $1.6 million increase in interest and fees on loans. In addition, the Company had higher taxable operating income and higher interest income on federal funds sold that contributed to the increase in the effective tax rate.

1994

      The provision for income taxes for the year ended
December 31, 1994 resulted in an effective income tax rate of 25.8%, compared to 27.3% in 1993. The decrease in the effective income tax rate indicated during the 1994 period was primarily due to an increase in tax exempt income and the dividends received deduction.

FINANCIAL CONDITION

INVESTMENTS
1995

      The investment security portfolio increased $1,313,986 during 1995 due principally to an overall increase in security market values. Of the total investment portfolio, government securities comprised 51%, states and political subdivisions comprised 28%, other bonds notes and debentures comprised 3%, and equity securities comprised 18%. At year end 1995, held-to-maturity securities had a carrying value of $2,817,174. Available-for-sale securities had a carrying value of $65,322,241 and an amortized cost of $61,597,612. Shareholders' Equity was effected by an overall increase of $2,458,255, net of deferred taxes, due to the unrealized net gain on available-for-sale securities. Management has no plan at this time to establish a trading securities classification. Also, management continues to hold in the portfolio tax-free bonds, which enhance the overall quality of the portfolio and increase its after-tax yield.

1994

      There was a total decrease of $4,451,016 in the investment security portfolio during 1994. This decrease was due chiefly to security maturities and the overall effect of the implementation of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At year end 1994, the investment portfolio was comprised of 54% government securities, 26% state and political subdivisions, 6% other bonds, notes and debentures, and 14% equity securities. The Company implemented SFAS No. 115 on January 1, 1994. As of year end, held-to-maturity securities had a carrying value of $6,757,987. The largest portion of the portfolio is classified as available-for-sale and had an amortized cost of $60,990,919 with an estimated market value of $60,067,442. The unrealized net loss on available-for-sale securities resulted in a decrease in shareholders' equity of $625,993, net of related federal income taxes. At this time, management has no plan to establish a trading securities classification. Management intends to continue to hold in its portfolio a number of adjustable rate securities, endeavoring to keep the gap between the cost and the market values slight. Also, it is management's ambition to continue the use of tax exempt income to increase the portfolio's after tax-yield, while maintaining the quality of the overall investment portfolio.


      The carrying amounts of investment securities at the dates indicated are summarized as follows ( in thousands):


                                                    DECEMBER 31,
                                                  1995       1994
                                                  ____       ____
US. Treasury securities. . . . . . . . .
     Held-to-Maturity                               $0     $3,001
     Available-for-Sale                          4,038      4,894
US. government agencies. . . . . . . . .
     Held-to-Maturity                              791      1,050
     Available-for-Sale                         29,551     26,969
State and political subdivisions . . . .
     Held-to-Maturity                            1,816      2,454
     Available-for-Sale                         17,456     15,165
Other bonds, notes and debentures. . . .
     Held-to-Maturity                              210        253
     Available-for-Sale                          1,976      3,944
                                               -------    -------
          Total bonds, notes and debentures     55,838     57,730
Corporate stock -Available-for-Sale             12,301      9,095
                                               -------    -------
          Total. . . . . . . . . . . . .       $68,139    $66,825
                                               =======    =======

      The following table shows the maturities and repricing
of investment securities at December 31, 1995, the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of such securities (in thousands):
                          WITHIN  AFTER ONE   AFTER FIVE  AFTER
                           ONE    BUT WITHIN  BUT WITHIN   TEN
                           YEAR   FIVE YEARS  TEN YEARS   YEARS
                          ------  ----------  ----------  -----
US. Treasury securities:
   HTM Amount. . . . . .     $0         $0         $0        $0
   Yield . . . . . . . .   0.00%      0.00%      0.00%     0.00%
   AFS Amount. . . . . .    996      2,933          0         0
   Yield . . . . . . . .   7.69%      6.89%      0.00%     0.00%
US. government agencies:
   HTM Amount. . . . . .      5          0          0       786
   Yield . . . . . . . .   9.60%      0.00%      0.00%     8.83%
   AFS Amount. . . . . .      0          0      4,009    25,135
   Yield . . . . . . . .   0.00%      0.00%      6.92%     7.13%
State and political
 subdivisions:
   HTM Amount. . . . . .    100          0      1,001       715
   Yield . . . . . . . .   6.00%      0.00%      4.90%     6.01%
   AFS Amount. . . . . .      0        125        200    15,948
   Yield . . . . . . . .   0.00%      9.14%      6.50%     6.26%
Other bonds, notes and
 debentures:
   HTM Amount. . . . . .     10         15        185         0
   Yield . . . . . . . .   7.38%      6.96%      7.75%     0.00%
   AFS Amount. . . . . .    101          0        500     1,353
   Yield . . . . . . . .   6.25%      0.00%       8.00%    7.68%
                         ------     ------      ------  -------
   Total Amount. . . . . $1,212     $3,073      $5,895  $43,937
                         ======     ======      ======  =======
        Total Yield        7.44%      6.99%      6.68%     6.84%

All yields represent weighted average yields expressed on a tax equivalent basis. They are calculated on the basis of the cost, adjusted for amortization of premium and accretion of discount and effective yields weighted for the scheduled maturity of each security. The taxable equivalent adjustment represents the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate (derived by dividing tax-exempt interest by .66).

LOAN PORTFOLIO

1995

      Gross loans at the close of fiscal year 1995 totaled $154,001,000, an increase of $2,127,000 or 1.40% over the prior fiscal year end. While real estate mortgages grew by $4,165,000 or 7.96% and consumer loans grew by $1,186,000 or 5.15%, commercial loans outstanding fell by $3,224,000 or 4.21%. This low overall growth and contraction in commercial and industrial loans is due to a slowing in the economy and the liquidation of several problem loans. Improved but still restrained loan growth is anticipated going forward.

1994

      At the close of fiscal year 1994, gross loans totaled $151,874,000, an increase of $17,303,000 or 12.86% over the prior fiscal year end. Commercial and industrial loans grew by $10,514,000 or 15.77% followed by real estate loans of $4,743,000 or 19.00% and consumer loans of $2,046,000 or 10.95%. Management attributes this growth to increased loan demand and its' market niche. It also believes that this growth will continue, but at a slower pace than that experienced in 1994.

      The amount of loans outstanding at the indicated dates are shown in the following table according to type of loan (in thousands):

                                              December 31,
                                             1995       1994
                                             ----       ----
Domestic:
  Real estate mortgage                     $56,509    $52,344
  Commercial and industrial                 73,297     76,521
  Consumer and all other loans              24,195     23,009
                                          --------   --------
  Gross loans                             $154,001   $151,874
                                          ========   ========

The amounts of domestic loans at December 31, 1995 are presented below by category and maturity (in thousands):

                                 CATEGORY(1)(2)
                                   COMMERCIAL
                           REAL       AND
                          ESTATE     OTHER     CONSUMER    TOTAL
                          ------   ---------   --------    -----
Loans with floating
  interest rates:
1 year or less . . . . . $    42    $ 6,554    $   400   $  6,996
1 through 5 years. . . .     128      7,380        136      7,644
5 through 10 years . . .     588      8,962          0      9,550
After 10 years . . . . .  11,311     18,544          8     29,863
                         -------    -------    -------   --------
   Sub Total . . . . . .  12,069     41,440        544     54,053
                         -------    -------    -------   --------
Loans with predetermined
  interest rates:
1 year or less . . . . .   1,074      4,961      1,795      7,830
1 through 5 years. . . .   2,689      8,262     13,487     24,438
5 through 10 years . . .   8,122      6,848      6,350     21,320
After 10 years . . . . .  32,555     11,786      2,019     46,360
                         -------    -------    -------   --------
   Sub Total . . . . . .  44,440     31,857     23,651     99,948
        Total. . . . . . $56,509    $73,297    $24,195   $154,001
                         =======    =======    =======   ========

      (1) The loan maturity information is based upon original loan terms and is not adjusted for "rollovers". In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

      (2) Scheduled repayments are reported in maturity categories in which the payment is due.

      The Bank does not make loans that provide for negative amortization nor do any loans contain conversion features. Also, adjustable rate mortgages are not offered on residential properties. The Bank does not have any foreign loans outstanding at December 31, 1995.

ALLOWANCE FOR LOAN LOSSES

1995

      The allowance for loan losses at December 31, 1995 was $2,353,000 an increase of $226,000 over the prior year. At this level the allowance stands at 1.5% of gross loans. In assessing the adequacy of the allowance, management carefully analyzes credit risk, present and anticipated economic conditions, growth in the loan portfolio and other relevant factors related to loan quality. At the close of 1995 nonaccrual loans were $1,266,000 lower than at the close of the prior year. Well over 90% of the loans on nonaccrual at year end were protected by adequately margined real estate collateral. The percentage of these loans which had recent interest payments has increased to 66%.

      Because of collateral levied, it is not anticipated that these loans will have a significant impact on the Company's income or capital.

1994

      At December 31, 1994, the allowance for loan losses stood at $2,127,000 or 1.4% of gross loans. This was an increase of $171,000 over the prior year. The loan loss allowance is determined through a careful analysis of credit risk, anticipated economic conditions, portfolio growth and other relevant factors related to loan quality. In 1994 nonaccrual loans increased $2,000 to $2,275,000. Management remains cautious in assessing risk and thus maintains what they believe is an allowance capable of absorbing potential loan losses. Over 70% of loans on nonaccrual are secured by adequately margined real estate collateral. The percentage of these loans which had recent interest payments has declined to 32% as several large accounts are in bankruptcy liquidation. Because of collateral liened, it is not anticipated that these loans will have a significant impact on the Company's income or capital.

      The following table presents information concerning nonperforming loans. The accrual of interest will be discontinued when the principal or interest of a loan is in default for 90 days or more, or as soon as payment is questionable, unless the loan is well secured and in the process of collection. Consumer loans and residential real estate loans secured by 1 to 4 family dwellings shall ordinarily not be subject to those guidelines. The reversal of previously accrued but uncollected interest applicable to any loan placed in a nonaccrual status and the treatment of subsequent payments of either principal or interest will be handled in accordance with generally accepted accounting principles. Generally accepted accounting principles do not require a write-off of previously accrued interest if principal and interest are ultimately protected by sound collateral values. A nonperforming loan may be restored to an accruing status when:

1.    Principal and interest is no longer due and unpaid.
2.    It becomes well secured and in the process of collection.
3. Prospects for future contractual payments are no longer in doubt.

                    TOTAL NONPERFORMING LOANS
                          (IN THOUSANDS)
                                   90 DAYS
              NONACCRUAL          PAST DUE          RENEGOTIATED
              ----------          --------          ------------
1995            $1,009               $791                 $0
1994            $2,275               $677                 $0
1993            $2,273               $382               $295
1992            $1,097             $1,466               $241
1991              $506               $450               $100


      If interest had been recorded at the original rate on nonaccrual loans, such income would have approximated $101,000, $244,000 and $226,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Interest income on such loans, which is recorded when received, amounted to approximately $63,000, $143,000 and $127,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Presently there are no significant amounts of loans where serious doubts exist as to the ability of the borrower to comply with the current loan payment terms which are not included in the nonperforming categories as indicated
above.   Management's judgment in determining the amount of the
additions to the allowance charged to operating expense considers the following factors:

1.    Economic conditions and the impact on the loan portfolio.
2. Analysis of past loan charge-offs experience by category and comparison to outstanding loans.
3.    Problem loans on overall portfolio quality.
4. Reports of examination of the loan portfolio by the Pennsylvania State Banking Department and the Federal
      Deposit Insurance Corporation.

Allocation in the Allowance for Loan Losses
(in thousands):
                                                      PERCENT OF
                                                       LOANS IN
                                                         EACH
                                                      CATEGORY TO
                                           AMOUNT     TOTAL LOANS
                                           ------     -----------
DECEMBER 31, 1995:
Balance at end of period applicable to:
   Domestic:
       Real Estate                           $24          1.0%
       Commercial and industrial           2,235         95.0%
       Consumer and all other loans           94          4.0%
                                          ------        -----
          Total                           $2,353        100.0%
                                          ======        =====
DECEMBER 31, 1994:
Balance at end of period applicable to:
   Domestic:
       Real Estate                           $21          1.0%
       Commercial and industrial           2,000         94.0%
       Consumer and all other loans          106          5.0%
                                          ------        -----
          Total                           $2,127        100.0%
                                          ======        =====
DECEMBER 31, 1993:
Balance at end of period applicable to:
   Domestic:
       Real Estate                           $19          1.0%
       Commercial and industrial           1,839         94.0%
       Consumer and all other loans           98          5.0%
                                          ------        -----
          Total                           $1,956        100.0%
                                          ======        =====

DECEMBER 31, 1992:
Balance at end of period applicable to:
   Domestic:
       Real Estate                           $17          1.0%
       Commercial and industrial           1,559         92.0%
       Consumer and all other loans          119          7.0%
                                          ------        -----
          Total                           $1,695        100.0%
                                          ======        =====
DECEMBER 31, 1991:
Balance at end of period applicable to:
   Domestic:
       Real Estate                           $28          2.0%
       Commercial and industrial           1,254         89.0%
       Consumer and all other loans          127          9.0%
                                          ------        -----
          Total                           $1,409        100.0%
                                          ======        =====

DEPOSITS

1995

      Average deposits totaled $195,907,000 for 1995, an increase of $7,423,000 or 3.9% over the same period in 1994. The majority of this increase occurred in time deposits which increased $13,381,000 followed by savings deposits which increased $3,317,000. Demand deposits decreased $9,275,000. The movements indicated were the result of lowered interest rates during 1995 and reflect the shifting from demand deposits to savings and time deposits. This indicates our depositors' efforts to secure current interest rates, in anticipation of future rate movements downward. At December 31, 1995 time deposits in excess of $100,000 totaled $14,829,000. Management does not rely on these large time deposits as a major source of funding.

1994

      During 1994, average deposits increased $11,303,000 to $188,484,000. This 6.4% increase over 1993's average balance occurred primarily in demand deposits which increased $5,304,000 and in savings deposits which increased $4,560,000. Average other time deposits increased $1,439,000. The overall increase in average deposits can be attributed to the competitive interest rates offered by the Bank on transaction accounts. Other fluctuations noted are the result of our depositors' efforts to maintain liquidity in anticipation of increases in interest rates. Time deposits in excess of $100,000 totaled $10,577,000 at December 31, 1994. Management does not rely on these large time deposits as a major source of funding.

      The following is a breakdown by maturities of time certificates of deposit of $100,000 or more as of December 31, 1995 (in thousands):

MATURITY                                         AMOUNT
--------                                         ------
Three months or less. . . . . .                 $ 2,592
Over 3 through 6 months . . . .                   2,387
Over 6 through 12 months. . . .                   3,510
Over 12 months. . . . . . . . .                   6,340
                                                -------
          Total  . . . . .  . .                 $14,829
                                                =======

      The average amount and the average rate paid on deposits are summarized below (in thousands):

                                         1995               1994               1993
                                       AVERAGE            AVERAGE            AVERAGE
                                  ----------------   ----------------   ----------------
                                   AMOUNT     RATE    AMOUNT     RATE    AMOUNT     RATE
                                   ------     ----    ------     ----    ------     ----
DEPOSITS IN DOMESTIC
  BANK OFFICES:
    Demand deposits:
      Noninterest bearing .....   $ 24,164   0.00%   $ 21,885   0.00%   $ 18,465   0.00%
      Interest bearing ........     37,649   2.62%     49,203   2.08%     47,319   2.83%
    Savings deposits ..........     46,864   2.96%     43,547   3.13%     38,987   3.08%
    Time deposits .............     87,230   5.66%     73,849   5.06%     72,410   5.14%
                                  --------           --------           --------
      Total average deposits ..   $195,907           $188,484           $177,181
                                  ========           ========           ========


SHAREHOLDERS' EQUITY

1995

      Shareholders' equity is evaluated in relation to total assets and risk associated with those assets. The greater the capital resources, the more likely a company is to meet its cash obligations and absorb unforeseen losses. At December 31, 1995, shareholders' equity totaled $29,684,804, an increase of $5,845,635. This 24.5% growth was the result of 1995 earnings of $3,862,012 , stock options that were exercised during 1995 of $138,626, less the total dividends declared of $1,239,251. Shareholders' equity was also effected by the net change in the unrealized appreciation on securities "available-for-sale". Recovering from a net unrealized loss in 1994, $3,084,248 was restored to shareholders' equity as of December 31, 1995. The dividend payout ratio, which represents the percentage of annual earnings returned to the stockholders in the form of cash dividends, was about 33% in 1995. The Company's normal payout allows for quarterly cash returns to the stockholders and provides for earnings retention at a level that is sufficient to finance future growth.

1994

      Shareholders' equity is evaluated in relation to total assets and risk associated with those assets. The greater the capital resources, the more likely a company is to meet its cash obligations and absorb unforeseen losses. Shareholders' equity was $23,839,169 at December 31, 1994. This represents an increase of $1,743,379 This growth was the result of earnings of $3,368,573 for 1994 less dividends of $999,201. Also during 1994, the implementation of SFAS No. 115, " Accounting for Certain Investments in Debt and Equity Securities," resulted in a net unrealized loss as of December 31, 1994, reducing shareholders' equity by $625,993.

      Bank regulators have recently issued risk based capital guidelines. Under these guidelines, banks are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 1994, the Company's required ratios were well above the minimum ratios as follows:

                                                      1995
                                                    Minimum
                                       Company     Standards
                                       -------     ---------
Tier 1 capital ratio                    17.56%       4.00%
Total capital ratio                     18.81%       8.00%

      For a more comprehensive discussion of these requirements, see "Item 1. Business -- Regulations and Supervision," herein.
Management believes that the Company will continue to meet current capital ratios.

RETURN ON EQUITY AND ASSETS:

      The ratio of net income to average total assets and average shareholders' equity and certain ratios are presented as follows:

                                         1995     1994     1993
                                         ----     ----     ----
Percentage of net income to:

   Average total assets . . . . . . .    1.64%    1.45%    1.89%
   Average shareholders' equity . . .   14.07%   13.89%   19.12%
   Percentage of dividends
     declared per common share. . . .   32.79%   29.70%   28.34%
Percentage of average
  shareholders' equity to average
  total assets                          11.64%   10.42%    9.88%


LIQUIDITY AND INTEREST RATE SENSITIVITY

      Fundamental objectives of the asset/liability management process of the Company are to maintain adequate liquidity while minimizing interest rate risk. The maintenance of adequate liquidity provides the Company with the ability to meet its financial obligations to depositors, loan customers and stockholders. Additionally, it provides funds for normal operating expenditures and business opportunities as they arise. The objective of interest rate sensitivity management is to increase net interest income by managing interest sensitive assets and liabilities in such a way that they can be repriced in response to changes in market interest rates. Liquidity is generated from transactions relating to both the Company's assets and liabilities. Liquidity from assets is achieved primarily through temporary investments in Federal funds sold and time deposits with financial institutions. Cash receipts arising from normal customer loan payments provide another important source of asset related liquidity. On the liability side, deposit growth provides liquidity. The liquidity provided by these sources is more than adequate to meet the Company's needs. Interest rate sensitivity, which is closely related to liquidity management, is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. Asset/liability management strives to match maturities and rates between loan and investment security assets with the deposit liabilities that fund them. Successful asset/liability management results in a balance sheet structure which can cope effectively with market rate fluctuations. The matching process is affected by segmenting both assets and liabilities into future time periods (usually 12 months, or less) based upon when repricing can be effected. Repriceable assets are subtracted from repriceable liabilities, for a specific time period to determine the "gap", or difference. Once known, the gap is managed based on predictions about future market interest rates. Intentional mismatching, or gapping, can enhance net interest income if market rates move as predicted. However, if market rates behave in a manner contrary to predictions, net interest income will suffer. Gaps, therefore, contain an element of risk and must be prudently managed. Management is committed to making increasing use of automated asset/liability gapping models to more effectively carry out the asset/liability management responsibility. Generally, management believes the Company is reasonably well positioned to respond expeditiously when the market interest rate outlook changes.

INTEREST RATE SENSITIVITY

      The following table sets forth the Bank's interest rate sensitivity as of December 31, 1995:

                                 WITHIN     AFTER ONE   AFTER FIVE    AFTER
                                   ONE     BUT WITHIN   BUT WITHIN     TEN
                                  YEAR     FIVE YEARS    TEN YEARS    YEARS
                                 ------    ----------   ----------    -----
Earning assets (1) (2) . . .     $71,392     $28,451      $29,986    $90,167
Interest-bearing
 liabilities (3)                 112,213      68,084        1,039         87
                                 -------     -------      -------    -------
Gap:
  By period . . . . . . . . .    (40,821)    (39,633)      28,947     90,080
                                 -------     -------      -------    -------
  By cumulative . . . . . . .   ($40,821)   ($80,454)    ($51,507)   $38,573
                                 -------     -------      -------    -------
Earning assets:
  Federal funds sold. . . . .       $570          $0           $0         $0
  Investments (1) . . . . . .     14,862       3,153        6,012     44,112
  Loans (2) . . . . . . . . .     55,960      25,298       23,974     46,055
Interest-bearing
 liabilities: (3)
  Interest-bearing deposits .   $112,213     $68,084       $1,039        $87
  Long-term borrowings. . .            0           0            0          0

      (1) Investment balances include annual repayment assumptions of 6% on mortgage backed securities and certain other securities. The securities include repayment assumptions based on their terms.

      (2) Loan balances include annual repayment assumptions based on the projected cash flow from the loan portfolio. The cash flow projections are based on the terms of the credit facilities. No assumptions are made regarding prepayment of loans. Loans included loans held for resale and are presented net of deferred loan fees and allowance for loan losses.

      (3) The Corporation considers one-half of its regular saving deposits to be stable core deposits, and accordingly has classified such deposits in the "After One but Within Five Years" category. All other interest-bearing demand deposits are classified in the "Within One Year" category and time deposits are categorized according to scheduled maturity.

INFLATION

      The asset and liability structure of a financial institution is primarily monetary in nature, therefore, interest rates rather than inflation have a more significant impact on the Corporation's performance. Interest rates are not always affected in the same direction or magnitude as prices of other goods and services, but are reflective of fiscal policy initiatives or economic factors which are not measured by a price index.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           REPORT OF INDEPENDENT
                       CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
Penns Woods Bancorp, Inc. and Subsidiaries
Jersey Shore, Pennsylvania:

           We have audited the accompanying consolidated balance sheets of Penns Woods Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements as of December 31, 1994 and for the years ended December 31, 1994 and 1993 have been restated to reflect the pooling of interests with Lock Haven Savings Bank as described in Note A to the consolidated financial statements. We did not audit the 1994 and 1993 financial statements of Lock Haven Savings Bank, which statements reflect total assets of $38,043,519 as of December 31, 1994, and net interest income of $1,556,249 and $1,599,469, respectively, for the years ended December 31, 1994 and 1993. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included of Lock Haven Savings Bank as of December 31, 1994, and for the years ended December 31, 1994 and 1993, is based solely on the report of the other auditors.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1995 in conformity with generally accepted accounting principles.

      As discussed in Note A to the consolidated financial statements, in 1994, the Company changed its method of accounting for investments by adopting Statement of Financial Accounting
Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities.

      Parente, Randolph, Orlando, Carey & Associates
      Williamsport, Pennsylvania
      January 19, 1996

            PENNS WOODS BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                    DECEMBER 31, 1995 AND 1994

                                           1995          1994
ASSETS:                                    ----          ----
  Cash and due from banks             $ 14,283,649  $ 12,025,441
  Federal funds sold                       570,000      -
  Securities available-for-sale         65,322,241    60,067,442
  Securities held-to-maturity (fair
    value of $2,866,000 in 1995 and
    $6,687,000 in 1994)                  2,817,174     6,757,987
  Loans, net                           151,287,161   149,365,397
  Bank premises and equipment, net       3,808,885     4,068,923
  Accrued interest receivable            1,717,616     1,501,658
  Foreclosed assets held for sale          943,108       414,572
  Other assets                           1,878,740     1,436,388
                                      ------------  ------------
       TOTAL                          $242,628,574  $235,637,808
                                      ============  ============
LIABILITIES:
  Interest-bearing deposits           $175,078,848  $168,025,878
  Noninterest-bearing deposits          27,178,753    22,812,710
                                      ------------  ------------
       Total deposits                  202,257,601   190,838,588

  Securities sold under repurchase
    agreements                           6,344,111     5,016,567
  Other borrowed funds                       -         7,170,000
  Accrued interest payable                 918,841       610,911
  Other liabilities                      3,423,217     1,162,573
  Long-term borrowings                       -         7,000,000
                                      ------------  ------------
       Total liabilities               212,943,770   211,798,639
                                      ------------  ------------
SHAREHOLDERS' EQUITY:
  Common stock, par value $10,
    10,000,000 shares authorized;
    1,271,339 shares issued and
    outstanding at December 31, 1995
    and 1,000,000 shares authorized;
    843,731 issued and outstanding
    at December 31, 1994                12,713,390     8,437,310
  Additional paid-in capital             4,453,353     4,368,147
  Retained earnings                     10,059,806    11,659,705
  Net unrealized appreciation
    (depreciation) on securities
    available-for-sale                   2,458,255      (625,993)
                                      ------------  ------------
       Total shareholders' equity       29,684,804    23,839,169
                                      ------------  ------------
       TOTAL                          $242,628,574  $235,637,808
                                      ============  ============
See Notes to Consolidated Financial Statments

                           PENNS WOODS BANCORP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF INCOME
                      FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                 1995          1994          1993
                                                 ----          ----          ----

INTEREST INCOME:
  Interest and fees on loans . . . . . . .   $14,705,552   $13,109,216   $12,249,276
  Interest and dividends on investments:
    Taxable interest . . . . . . . . . . .     2,325,853     2,367,974     2,380,842
    Tax-exempt interest. . . . . . . . . .     1,109,883     1,006,955       986,950
    Dividends. . . . . . . . . . . . . . .       409,452       385,327       341,708
  Interest on federal funds sold . . . . .       144,311        12,858         8,408
                                             -----------   -----------   -----------
      Total interest income. . . . . . . .    18,695,051    16,882,330    15,967,184
                                             -----------   -----------   -----------
INTEREST EXPENSE:
  Interest on deposits . . . . . . . . . .     7,306,358     6,124,233     6,249,400
  Interest on securities sold under
    repurchase agreements. . . . . . . . .       221,927       124,224       137,743
  Interest on other borrowings . . . . . .       264,401       653,788       158,665
                                             -----------   -----------   -----------
      Total interest expense . . . . . . .     7,792,686     6,902,245     6,545,808
                                             -----------   -----------   -----------
NET INTEREST INCOME. . . . . . . . . . . .    10,902,365     9,980,085     9,421,376
PROVISION FOR LOAN LOSSES. . . . . . . . .       300,020       577,020       791,020
                                             -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES. . . . . . . . . . . . . . .    10,602,345     9,403,065     8,630,356
                                             -----------   -----------   -----------
OTHER INCOME:
  Service charges. . . . . . . . . . . . .       764,435       692,301       683,990
  Securities gains . . . . . . . . . . . .     1,180,073     1,267,270     2,044,757
  Other operating income . . . . . . . . .       270,523       177,663       213,103
                                             -----------   -----------   -----------
      Total other income . . . . . . . . .     2,215,031     2,137,234     2,941,850
                                             -----------   -----------   -----------
OTHER EXPENSES:
  Salaries and employee benefits . . . . .     4,012,349     3,545,887     3,249,810
  Occupancy expense, net . . . . . . . . .       467,745       558,449       512,086
  Furniture and equipment expense. . . . .       594,951       446,453       357,320
  Other operating expenses . . . . . . . .     2,459,088     2,446,846     1,977,959
                                             -----------   -----------   -----------
      Total other expenses . . . . . . . .     7,534,133     6,997,635     6,097,175
                                             -----------   -----------   -----------
INCOME BEFORE INCOME TAX
  PROVISION. . . . . . . . . . . . . . . .     5,283,243     4,542,664     5,475,031
INCOME TAX PROVISION . . . . . . . . . . .     1,421,231     1,174,091     1,496,535
                                             -----------   -----------   -----------
NET INCOME . . . . . . . . . . . . . . . .   $ 3,862,012   $ 3,368,573   $ 3,978,496
                                             ===========   ===========   ===========
EARNINGS PER SHARE . . . . . . . . . . . .   $      3.05   $      2.66   $      3.14
                                             ===========   ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING. . . .     1,267,538     1,266,878     1,266,878
                                             ===========   ===========   ===========
See Notes to Consolidated Financial Statements

                                              PENNS WOODS BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                                                              UNREALIZED
                                                                                             APPRECIATION
                                                               ADDITIONAL                 (DEPRECIATION) ON       TOTAL
                                                    COMMON      PAID-IN      RETAINED         SECURITIES       SHAREHOLDERS'
                                                    STOCK       CAPITAL      EARNINGS     AVAILABLE-FOR-SALE      EQUITY
                                                    -----      ----------    --------     ------------------   -------------
Balance, December 31, 1992, as
  previously reported . . . . . . . . . . . .    $ 3,366,000   $2,868,342    $10,720,669       $     -          $16,955,011

Adjustments in connection with pooling
  of interests  . . . . . . . . . . . . . . .      1,016,425     (223,165)     1,275,833                          2,069,093
                                                 -----------   ----------    -----------       ----------       -----------
Balance, December 31, 1992 as restated  . . .      4,382,425    2,645,177     11,996,502             -           19,024,104

Net income  . . . . . . . . . . . . . . . . .                                  3,978,496                          3,978,496

Dividends declared, $0.89 per share . . . . .                                 (1,130,765)                        (1,130,765)

Stock dividend 10% .  . . . . . . . . . . . .        336,600    1,514,700     (1,851,300)                              -

Stock split effected in the form of a
  100% stock dividend . . . . . . . . . . . .      3,702,600                  (3,702,600)                              -

Stock options exercised . . . . . . . . . . .         11,000       11,500                                            22,500
                                                 -----------   ----------    -----------       ----------       -----------
Balance, December 31, 1993  . . . . . . . . .      8,432,625    4,171,377      9,290,333             -           21,894,335

Net income  . . . . . . . . . . . . . . . . .                                  3,368,573                          3,368,573

Dividends declared, $0.79 per share . . . . .                                   (999,201)                          (999,201)

Implementation of SFAS No. 115. . . . . . . .                                                   2,688,966         2,688,966

Stock options exercised, Lock Haven
  Savings Bank  . . . . . . . . . . . . . . .          4,685      196,770                                           201,455

Net change in unrealized appreciation
  (depreciation)  . . . . . . . . . . . . . .                                                  (3,314,959)       (3,314,959)
                                                 -----------   ----------    -----------       ----------       -----------

Balance, December 31, 1994  . . . . . . . . .      8,437,310    4,368,147     11,659,705         (625,993)       23,839,169

Net income  . . . . . . . . . . . . . . . . .                                                   3,862,012         3,862,012

Dividends declared, $1.00 per share . . . . .                                                  (1,239,251)       (1,239,251)

Stock split effected in the form of a
  50% stock dividend  . . . . . . . . . . . .      4,222,660                  (4,222,660)                              -

Net change in unrealized appreciation
  (depreciation)  . . . . . . . . . . . . . .                                                   3,084,248         3,084,248

Stock options exercised . . . . . . . . . . .         53,420       85,206                                           138,626
                                                 -----------   ----------    -----------       ----------       -----------
Balance, December 31, 1995  . . . . . . . . .    $12,713,390   $4,453,353    $10,059,806       $2,458,255       $29,684,804
                                                 ===========   ==========    ===========       ==========       ===========

See Notes to Consolidated Financial Statements

                                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                         FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                          1995                1994               1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . $ 3,862,012   $ 3,368,573  $ 3,978,496
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation . . . . . . . . . . . . . .     343,470       305,168      288,593
      Provision for loan losses. . . . . . . .     300,020       577,020      791,020
      Amortization of investment security
         premiums. . . . . . . . . . . . . . .      38,195        66,718       92,884
      Accretion of investment security
         discounts . . . . . . . . . . . . . .    (104,713)      (62,942)     (68,016)
      Securities gains . . . . . . . . . . . .  (1,180,073)   (1,267,270)  (2,044,757)
      Increase in all other assets . . . . . .  (2,247,165)     (542,220)    (145,877)
      Increase (decrease) in all other
         liabilities . . . . . . . . . . . . .   2,568,574       (35,506)     158,851
      Net decrease in investment security
         held for sale . . . . . . . . . . . .        -             -        (113,390)

             Net cash provided by operating
               activities. . . . . . . . . . .   3,580,320     2,409,541    2,937,804

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available-for-
    sale . . . . . . . . . . . . . . . . . . .(52,594,981)   (44,812,280)        -
  Proceeds from sale of securities
    available-for-sale . . . . . . . . . . . .  52,585,787    48,588,943         -
  Purchase of securities held-to-maturity. . .    (514,945)   (1,002,300)        -
  Proceeds from calls and maturities of
    securities held-to-maturity. . . . . . . .   5,129,847     1,991,672   25,877,958
  Purchase of investment securities. . . . . .        -             -     (36,996,306)
  Net increase in loans. . . . . . . . . . . .  (2,221,784)  (17,327,144)  (6,464,992)
  Decrease (increase) in foreclosed
    assets . . . . . . . . . . . . . . . . . .    (528,536)      156,486         (796)
  Acquisition of bank premises and
    equipment. . . . . . . . . . . . . . . . .     (83,432)     (417,998)    (252,565)

             Net cash provided by (used in)
               investing activities. . . . . .   1,771,956   (12,822,621) (17,836,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing
    deposits . . . . . . . . . . . . . . . . .   7,052,970     8,054,907    4,216,010
  Net increase in noninterest-bearing
    deposits . . . . . . . . . . . . . . . . .   4,366,043     2,196,318    1,210,338
  Net increase in securities sold under
    repurchase agreements. . . . . . . . . . .   1,327,544     1,061,485      536,751
  Increase (decrease) in other borrowed
    funds. . . . . . . . . . . . . . . . . . .  (7,170,000)   (2,232,400)   7,102,400
  Long-term borrowings . . . . . . . . . . . .        -        1,175,000    5,825,000
  Repayment of long-term borrowings. . . . . .  (7,000,000)         -      (2,733,561)
  Dividends paid . . . . . . . . . . . . . . .  (1,239,251)     (999,201)  (1,130,766)
  Stock options exercised. . . . . . . . . . .     138,626       201,455       22,500

             Net cash (used in) provided by
               financing activities. . . . . .  (2,524,068)     9,457,564  15,048,672
/TABLE

PENNS WOODS BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                     1995          1994           1993
                                                     ----          ----           ----
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . . . . .   $ 2,828,208   $  (955,516)   $   149,775

CASH AND CASH EQUIVALENTS, BEGINNING              12,025,441    12,980,957     12,831,182
                                                 -----------   -----------    -----------
CASH AND CASH EQUIVALENTS, ENDING                $14,853,649   $12,025,441    $12,980,957
                                                 ===========   ===========    ===========

  The Company paid $7,484,756, $6,849,515 and $6,617,550 in interest on deposits and other borrowings during 1995, 1994 and 1993, respectively.

  The Company made income tax payments of $1,350,400, $1,706,817 and $1,552,776 during 1995, 1994 and 1993, respectively.

See Notes to Consolidated Financial Statements

                PENNS WOODS BANCORP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           PRINCIPLES OF CONSOLIDATION

               The accompanying consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. and its wholly-owned subsidiaries, Jersey Shore State Bank ("Bank"), Woods Real Estate Development Co., Inc. and Woods Investment Company, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

           NATURE OF BUSINESS

               The Bank engages in a full service commercial banking business, making available to the community a wide range of financial services, including, but not limited to, installment loans, credit cards, mortgage and home equity loans, lines of credit, construction financing, farm loans, community development loans, loans to non-profit entities and local government loans and various types of time and demand deposits, including, but not limited to, checking accounts, savings accounts, clubs, money market deposit accounts, certificates of deposit and IRAs. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law.

               The financial services are provided to individuals, partnerships, non-profit organizations and corporations through its seven offices located in Clinton and Lycoming Counties, Pennsylvania.

               Woods Real Estate Development Company engages in real estate transactions on behalf of the Company and the Bank.

               Woods Investment Company, Inc. is engaged in investing activities.

           USE OF ESTIMATES

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

               Material estimates that are particularly susceptible to significant change relate to the determination for the allowance for the loan losses, and the valuation of real estate acquired through, or in lieu of, foreclosure on settlement of debt.

               While it is reasonably possible that the estimate of the effect on the financial statements of a condition, situation, or set of circumstances that existed at the date of the financial statements will change in near term due to one or more future confirming events, based on current information known to management, management is not aware of a condition, situation, or set of circumstances whereby the offset of the change would be material to the financial statements.

           BUSINESS COMBINATION

               On April 7, 1995, Lock Haven Savings Bank was merged with and into the Company, and 102,111 shares of the Company's common stock were issued in exchange for all of the outstanding stock of Lock Haven Savings Bank. The merger was accounted for as a pooling of interests, and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of Lock Haven Savings Bank for all periods prior to the merger.

               Prior to the pooling of interests, net interest income and net loss of Lock Haven Savings Bank for the period ended April 7, 1995 were $430,945 and $188,149, respectively. Separate results for the two years in the period ended December 31, 1994 are as follows (in thousands):

                                   YEARS ENDED
                                   DECEMBER 31,
                                 ---------------
                                  1994     1993
                                  ----     ----
Net interest income:
  As previously reported . . .   $8,281   $7,674
  Acquired Company . . . . . .    1,699    1,747
                                 ------   ------
    As restated. . . . . . . .   $9,980   $9,421
                                 ======   ======
Net income:
  As previously reported . . .   $3,248   $3,581
  Acquired Company . . . . . .      121      397
                                 ------   ------
    As restated. . . . . . . .   $3,369   $3,978
                                 ======   ======


           INVESTMENT SECURITIES

               Effective January 1, 1994, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which was issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 115 requires the classification of investment securities as held-to-maturity, available-for-sale or trading.

               Securities held-to-maturity include bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.

               Trading account securities are recorded at their fair values. Unrealized gains and losses on trading account securities are included in other income. The Company has no trading account securities as of December 31, 1995 or 1994.

               Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders' equity until realized.

               Gains and losses on the sale of all securities are determined using the specific-identification method.

               Declines in the fair value of individual securities held-to-maturity and available-for-sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Any related write-downs are included in earnings as realized losses.

               Premiums and discounts on all securities are recognized in interest income using the interest method over the period to maturity.

               The fair value of investments and mortgage-backed securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

           LOANS

               Loans are stated at the principal amount outstanding, net of unearned interest, unamortized loan fees and costs, and the allowance for loan losses. Interest on real estate loans is accrued on the principal balance using a 360-day year. Interest on other loans is accrued on the principal balance, primarily on an actual day basis. Interest on consumer loans is accrued over the term of each loan using the "actuarial method." Loans are placed on a nonaccrual basis when there are serious doubts about the collectibility of principal or interest.

               The Company recognizes nonrefundable loan origination fees and certain direct loan origination costs over the life of the related loans as an adjustment of loan yield using the interest method. For loans made before 1988, the Company has recognized such fees and costs in the year received or incurred.

           ALLOWANCE FOR LOAN LOSSES

               The provision for loan losses charged to operations reflects the amount deemed appropriate by management to establish an adequate allowance to meet the present and foreseeable risks of the loan portfolio. Management's judgment is based upon evaluation of individual loans, overall risk of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors.

               It is the opinion of management that the allowance for loan losses is adequate to absorb foreseeable loan losses. Loan losses are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.


           FORECLOSED ASSETS HELD FOR SALE

               Foreclosed assets held for sale are carried at the lower of fair value minus estimated costs to sell or cost. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

           BANK PREMISES AND EQUIPMENT

               Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets. Costs incurred for routine maintenance and repairs are expensed currently.

           EMPLOYEE BENEFIT PLAN

               It is the Company's policy to fund pension cost on a current basis to the extent deductible under existing tax regulations. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

           INCOME TAXES

               Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

           EARNINGS PER SHARE

               Earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the periods presented which have been adjusted to give retroactive effect to stock dividends and stock splits. Outstanding stock options are common stock equivalents but have no material dilutive effect on earnings per share.

           CASH FLOWS

               The Company utilizes the net reporting of cash receipts and cash payments for deposit and lending activities.

               The Company considers amounts due from banks and federal funds sold as cash equivalents. Transfers from loans to foreclosed assets held for sale amounted to $1,372,173, $231,864 and $410,142 in
               1995, 1994 and 1993, respectively.

           DERIVATIVE FINANCIAL INSTRUMENTS

               The Company has no derivative financial instruments requiring disclosure under SFAS No. 119.

           REPORTING FORMAT

               Certain 1994 and 1993 financial information has been reclassified to conform to the 1995 financial statement presentation.


NOTE B -   INVESTMENT SECURITIES

             The amortized cost of investment securities and their approximate fair values at December 31, 1995 and 1994 were as follows (in thousands):

                                               DECEMBER 31, 1995
                                  --------------------------------------------
                                                 Gross        Gross
                                  Amortized   Unrealized   Unrealized   Fair
                                    Cost         Gains       Losses     Value
                                  ---------   ----------   ----------   -----
Securities available-for-sale:
  Equity securities . . . . . .   $10,298       $2,051       $   48    $12,301
  U.S. government and agency
    securities. . . . . . . . .    33,073          530           14     33,589
  State and municipal
    securities. . . . . . . . .    16,273        1,192            9     17,456
  Other securities. . . . . . .     1,954           30            8      1,976
                                  -------       ------       ------    -------
                                  $61,598       $3,803       $   79    $65,322
                                  =======       ======       ======    =======
Securities held-to-maturity:
  U.S. government and agency
    securities. . . . . . . . .   $   791       $   32       $    -    $    23
  State and municipal
    securities. . . . . . . . .     1,816           18            -      1,834
  Other securities. . . . . . .       210            -            1        209
                                  -------       ------       ------    -------
                                  $ 2,817       $   50       $    1    $ 2,866
                                  =======       ======       ======    =======

                                               DECEMBER 31, 1994
                                  --------------------------------------------
                                                 Gross        Gross
                                  Amortized   Unrealized   Unrealized    Fair
                                     Cost        Gains       Losses     Value
                                  ---------   ----------   ----------   -----
Securities available-for-sale:
  Equity securities . . . . . .   $ 8,947       $  666       $  518    $ 9,095
  U.S. government and agency
    securities. . . . . . . . .    32,853            -          990     31,863
  State and municipal
    securities. . . . . . . . .    15,213          387          435     15,165
  Other securities. . . . . . .     3,977            7           40      3,944
                                 --------       ------       ------    -------
                                 $ 60,990       $1,060       $1,983    $60,067
                                 ========       ======       ======    =======
Securities held-to-maturity:
  U.S. government and agency
    securities. . . . . . . . .   $ 4,051       $    3       $   11    $ 4,043
  State and municipal
    securities. . . . . . . . .     2,454            8           68      2,394
  Other securities. . . . . . .       253            -            3        250
                                  $ 6,758       $   11       $   82    $ 6,687
                                  =======       ======       ======    =======

           The amortized cost and fair value of debt securities at December 31, 1995, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                      Securities         Securities
                            Held-to-Maturity  Available-for-Sale
                           -----------------  ------------------
                           Amortized    Fair  Amortized    Fair
                              Cost     Value     Cost     Value
                           ---------   -----  ---------   -----
Due in one year or less     $  115    $  116   $ 1,097   $ 1,117
Due from one year to five
  years                         15        15     3,058     3,138
Due from five to ten
  years                      1,186     1,200     4,709     4,827
Due after ten years          1,501     1,535    42,436    43,939
                            ------    ------   -------   -------
                            $2,817    $2,866   $51,300   $53,021
                            ======    ======   =======   =======

             Gross realized gains and gross realized losses on sales of available-for-sale securities were:

                                                1995
                                                ----
Gross realized gains:
  U.S. government and agency securities      $   87,627
  State and municipal securities                511,432
  Equity securities                           1,123,758
                                             $1,722,817
                                             ==========
Gross realized losses:
  U.S. government and agency securities      $  408,007
  State and municipal securities                126,381
  Equity securities                               4,377
  Other debt securities                           3,979
                                             $  542,744
                                             ==========

             There were no sales of securities classified as held-to-maturity in 1995 or 1994.

             Proceeds from sales of investments in debt securities during 1993 were $5,873,507. Gross gains of $73,025 and gross losses of $73,075 were realized on those sales.

             Investment securities with a carrying value of approximately $10,646,000 and $8,975,000 at
             December 31, 1995 and 1994, respectively, were pledged to secure certain deposits, security repurchase agreements and for other purposes as required by law.

             There is no concentration of investments that exceed
             10% of shareholders' equity for any individual issuer, excluding those guaranteed by the U.S.
             government.


NOTE C -   LOANS

             Major loan classifications are summarized as follows
             (in thousands):
                                  DECEMBER 31, 1995
                    ---------------------------------------------
                             PAST DUE  PAST DUE
                             30 TO 90  90 DAYS    NON-
                    CURRENT     DAYS   OR MORE   ACCRUAL   TOTAL
                    -------  --------  -------   -------   -----

Real estate loans -
  mortgage          $ 52,792  $1,964    $ 433    $  108  $ 55,297
Real estate loans -
  construction         1,212       -        -         -     1,212
Commercial and
  industrial loans    70,141   2,104      172       880    73,297
Consumer and all
  other loans         23,332     656      186        21    24,195

Gross loans         $147,477  $4,724    $ 791    $1,009  $154,001
                    ========  ======    =====    ======  ========

  Less:  Unearned income                                       15
         Unamortized loan fees/costs                          346
         Allowance for loan losses                          2,353
                                                         --------
Loans, net                                               $151,287
                                                         ========

                                  DECEMBER 31, 1994
                    ---------------------------------------------

                             PAST DUE  PAST DUE
                             30 TO 90  90 DAYS    NON-
                    CURRENT    DAYS    OR MORE   ACCRUAL   TOTAL
                    -------  --------  --------  -------   -----

Real estate loans -
  mortgage          $ 49,390  $1,178    $138     $   68  $ 50,774
Real estate loans -
  construction         1,570       -       -          -     1,570
Commercial and
  industrial loans    72,840   1,119     386      2,176    76,521
Consumer and all
  other loans         22,325     500     153         31    23,009

Gross loans         $146,125  $2,797    $677     $2,275   151,874
                    ========  ======    ====     ======  ========

Less:  Unearned income                                         70
       Unamortized loan fees/costs                            312
       Allowance for loan losses                            2,127
                                                         --------
Loans, net                                               $149,365
                                                         ========

             Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $1,009,000 and $2,275,000 at December 31, 1995 and
             1994, respectively. If interest had been recorded at the original rate on those loans, such income would have approximated $101,000, $244,000 and $226,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Interest income on such loans, which is recorded as received, amounted to approximately $63,000 $143,000 and $127,000 for the years ended
             December 31, 1995, 1994 and 1993, respectively.

             Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                    YEAR ENDED DECEMBER 31,
                                  ---------------------------
                                   1995      1994      1993
                                   ----      ----      ----
Balance, beginning of year        $2,127    $1,956    $1,695
Provision charged to operations      300       577       791
Loans charged off                   (254)     (494)     (686)
Recoveries                           180        88       156
                                  ------    ------    ------
Balance, end of year              $2,353    $2,127    $1,956
                                  ======    ======    ======


             At December 31, 1995, the Company had loans amounting to approximately $165,000 that were specifically classified as impaired, $133,000 of which are included in nonaccrual loans. By definition, a loan is impaired when, based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. In 1995, the average balance of these loans amounted to approximately $165,000 for the year. Due to the low level of loans classified as impaired, and the fact that the majority of such impaired loans are adequately collateralized, impaired loans should not have a material effect on the allowance for loan losses or the earnings of the Company. The following is a summary of cash receipts on these loans and how they were applied in 1995 (in thousands):

Cash receipts applied to reduce
  principal balance                           $      1
Cash receipts recognized as interest income          3
                                              --------
    Total                                     $      4
                                              ========

             The Company has no commitments to loan additional funds to borrowers with impaired or nonaccrual loans.

             The Company grants commercial, industrial, residential and consumer loans to customers throughout Northcentral Pennsylvania. Although the
             Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions within this region.

NOTE D -   BANK PREMISES AND EQUIPMENT

             Bank premises and equipment are summarized as follows
             (in thousands):

                                  DECEMBER 31,
                               -----------------
                                 1995      1994
                                 ----      ----
Land                           $   430    $  430
Bank premises                    3,529     3,583
Furniture and equipment          3,093     3,003
Leasehold improvements             493       489
                               -------    ------
  Total                          7,545     7,505

Less accumulated depreciation   (3,736)    (3,436)

  Net                           $3,809     $4,069
                                ======     ======

NOTE E -   OTHER BORROWED FUNDS

             The composition of other borrowed funds is summarized as follows (in thousands):

                                       DECEMBER 31,
                                      --------------
                                      1995     1994
                                      ----     ----
Federal funds purchased . . . . . .   $ -     $7,170
                                      ====    ======

             Federal funds purchased generally represent the overnight federal funds transactions with correspondent banks. The weighted average interest rate for the years ended December 31, 1995, 1994 and 1993 was 6.18%, 5.72%, and 3.24%, respectively. The maximum amount of other borrowed funds outstanding at any time was $8,185,600, $16,635,500, and
             $16,642,900, respectively, for those same periods.

NOTE F -   LONG-TERM BORROWINGS

             Long-term borrowings of $7,000,000 were repaid in 1995.

NOTE G -   DEPOSITS

             Time deposits of $100,000 or more totaled $14,829,000 on December 31, 1995 and $10,577,148 on December 31, 1994. Interest expense related to such deposits was approximately $727,000, $407,000 and $436,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE H -   INCOME TAXES

             The following temporary differences gave rise to the net deferred tax (liability) asset at December 31, 1995 and 1994:

                                             1995       1994
                                             ----       ----
Deferred tax asset:
  Allowance for loan losses . . . . . .  $  468,238   $389,281
  Deferred compensation . . . . . . . .     126,198    102,107
  Contingencies . . . . . . . . . . . .      74,225     67,085
  Pension . . . . . . . . . . . . . . .      90,572     66,537
  Loan fees and costs . . . . . . . . .     117,619     74,339
  Stock option. . . . . . . . . . . . .      31,960     32,769
  Unrealized losses on available-
    for-sale securities . . . . . . . .        -       256,347
                                         ----------   --------
      Total . . . . . . . . . . . . . .     908,812    988,465
                                         ----------   --------
Deferred tax liability:
  Bond accretion. . . . . . . . . . . .    (153,654)  (144,858)
  Depreciation. . . . . . . . . . . . .    (112,236)  (123,746)
  Unrealized gains on available-
    for-sale securities . . . . . . . .  (1,266,374       -
                                         ----------   --------
      Total                              (1,532,264)  (268,604)
                                         ----------   --------
        Deferred tax (liability)
          asset, net. . . . . . . . . .  $ (623,452)  $719,861
                                         ==========   ========


             The provision for income taxes is comprised of the
             following:
                                  YEAR ENDED DECEMBER 31,
                              1995         1994         1993
                              ----         ----         ----
Currently payable . . .    $1,600,639   $1,255,383   $1,560,767

Deferred benefit. . . .      (179,408)     (81,292)     (64,232)
                           ----------   ----------   ----------
  Total provision          $1,421,231   $1,174,091   $1,496,535
                           ==========   ==========   ==========

             The effective federal income tax rate for the years ended December 31, 1995, 1994 and 1993 was 26.9%,
             25.8% and 27.3%, respectively. A reconciliation between the expected income tax and rate and the effective income tax and rate on income before income tax provision follows (in thousands):

[CAPTION]
                                      1995             1994              1993
                                ---------------  ---------------   ---------------
                                AMOUNT     %     AMOUNT      %     AMOUNT     %
                                ------   -----   ------    -----   ------   -----
Provision at expected
  rate . . . . . . . . . . .    $1,796   34.0%   $1,544    34.0%   $1,862   34.0%
Increase (decrease) in
  tax resulting from:
    Tax-exempt income. . . .     (452)   (8.6)     (456)  (10.0)     (460)  (8.4)
    Other, net . . . . . . .       77     1.5        86     1.8        95    1.7
                               ------    ----    ------   -----    ------   ----
      Effective
        income tax
        and rates              $1,421    26.9%   $1,174    25.8%   $1,497   27.3%
                                =====   =====    ======  ======    ======   =====

NOTE I -   PENSION PLAN

             The Company has a noncontributory defined benefit pension plan (the "Plan") for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment. The Company's funding policy is consistent with the funding requirements of federal law and regulations. Plan assets are comprised of common stock, U.S. government and corporate debt securities.

             Net periodic pension cost includes the following components (in thousands):

                                     Years ended December 31,
                                     ------------------------
                                       1995    1994    1993
                                       ----    ----    ----
Service costs benefits earned
  during the period . . . . . . . .    $180    $171    $140
Interest cost on projected
  benefit obligation. . . . . . . .     158     137     116
Return on assets. . . . . . . . . .    (119)   (110)    (89)
Amortization of transition gain . .      (1)      1       -
Prior service costs . . . . . . . .      24      18      12
                                       ----    ----    ----
    Net periodic pension cost          $242    $217    $179
                                       ====    ====    ====

             The funded status of the Plan and amount recognized in the Company's balance sheet is summarized below
             (in thousands):

                                         Years ended December 31,
                                         ------------------------
                                             1995        1994
                                             ----        ----
Actuarial present value of:
  Vested benefit obligation                 $1,224      $  736
                                            ======      ======
  Accumulated benefit obligation            $1,162      $1,004
                                            ======      ======

Projected benefit obligation                $2,400      $2,168
Plan assets at fair value                    1,678       1,510
                                            ------      ------
Excess of projected benefit obligation
  over assets                                 (722)       (658)
Unrecognized prior-service cost                174         146
Unrecognized transition gain being
  recognized over employees' average
  remaining service life                       (31)        (32)
Deferred unexpected loss                        99         325
                                            ------      ------
    Accrued pension cost                    $ (480)     $ (219)
                                            ======      ======
             The projected benefit obligation at December 31, 1995 and 1994 was determined using an assumed discount rate of 7.5%, and an assumed long-term rate of compensation increase of 6%. An assumed long-term rate of return on Plan assets of 8.5% was used in both 1995 and 1994.


NOTE J -   STOCK OPTION AGREEMENTS

             In August 1992, the Company granted to one of its officers an option to purchase, at $45 per share, 500 shares of its common stock with a market value of $52 per share. These options, adjusted for the 1992 stock dividend and the 1993 stock split, were exercised in December 1993.

             In December 1993, the Company granted to one of its officers an option to purchase, at $26 per share, 2,000 shares of its common stock, with a market value of $40 per share. These options, adjusted for the 1995 stock split, were exercised in November 1995.

             In December 1994, the Company granted to three of its officers options to purchase, at $32 per share, a combined total of 3,000 shares of its common stock with a market value of $48 per share. If not exercised, these options will expire in December 1996.


             In December 1995, the Company granted to five of its officers an option to purchase, at $35 per share, a combined total of 5,100 shares of its common stock with a market value of $36 per share. If not exercised, these options will expire in December 1997.

             In addition, 1,086 and 4,685 stock options issued by Lock Haven Savings Bank were exercised in 1995 and
             1994, respectively.

NOTE K -   RELATED PARTY TRANSACTIONS

             Certain directors and executive officers of the Company and the Bank, including their immediate families and companies in which they are principal owners (more than 10%), are indebted to the Company. Such indebtedness was incurred in the ordinary course of business on the same terms and at those rates prevailing at the time for comparable transactions with others.

             A summary of loan activity with officers, directors, stockholders and associates of such persons is listed below:

        BEGINNING                          CHARGE-    ENDING
YEAR     BALANCE    ADDITIONS   PAYMENTS    OFFS      BALANCE
----    ---------   ---------   --------   -------    -------
1995   $1,271,807   $652,519    $143,079   $ -       $1,781,247

1994   $  891,111   $715,410    $334,714   $ -       $1,271,807

1993   $  506,454   $591,874    $207,217   $ -       $  891,111


NOTE L -   COMMITMENTS AND CONTINGENT LIABILITIES

             The following is a schedule of future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 1995
             (in thousands):

YEAR ENDING DECEMBER 31

1996 . . . . . . . . .           $119
1997 . . . . . . . . .            119
1998 . . . . . . . . .            111
1999 . . . . . . . . .             39
2000 . . . . . . . . .             39
Thereafter . . . . . .            171
                                 ----
    Total                        $598
                                 ====

             Total rental expense for all operating leases for years ended December 31, 1995, 1994 and 1993 was
             $96,226, $94,981 and $97,682, respectively.

             The Company is subject to lawsuits and claims arising out of its business. In the opinion of management, after review and consultation with counsel, any proceedings that may be assessed will not have a material adverse effect on the consolidated financial position of the Company.


NOTE M -   OFF-BALANCE-SHEET RISK

             The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments express the extent of involvement the Company has in particular classes of financial instruments.

             The Company's exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

             The Company may require collateral or other security to support financial instruments with off-balance-sheet credit risk.

             Financial instruments whose contract amounts represent credit risk are as follows:

                                            CONTRACT AMOUNT
                                              DECEMBER 31
                                       -------------------------
                                           1995          1994
                                           ----          ----
Commitments to extend credit . . . .   $18,281,000   $16,321,000
                                       ===========   ===========

Standby letters of credit. . . . . .   $ 1,332,000   $ 1,161,000
                                       ===========   ===========

             Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, on extension of credit is based on management's credit assessment of the counterparty.

             Standby letters of credit are conditional commitments issued by the Company guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE N -   REGULATORY MATTERS

             Various regulatory agencies require banks and bank holding companies to maintain a leverage ratio of core capital to total assets at a prescribed level, currently 3 percent. In addition, bank regulators have issued risk-based capital guidelines. Under such guidelines, minimum ratios of core capital and total qualifying capital as a percentage of risk-weighted assets and certain off-balance sheet items of 4.0 percent and 8.0 percent, respectively, are required at December 31, 1995.

             At December 31, 1995, the Company met all capital requirements. Core capital was $27,227,000 or 11.22 percent of total assets and 17.56 percent of total risk-weighted assets, while total qualifying capital was $29,166,000 or 18.81 percent of total risk-weighted assets.

             Banking regulations limit the amount of dividends that may be paid by the Bank to Penns Woods Bancorp, Inc. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $18,104,000 at December 31, 1995, subject to minimum capital ratio requirements noted above.

             The Bank is subject to regulatory restrictions which limit its ability to loan funds to Penns Woods Bancorp, Inc. At December 31, 1995, the regulatory lending limit amounted to approximately $2,585,000.

NOTE O -   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

             SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Also, it is the Company's general practice and intention to hold most of its financial instruments to maturity and not to engage in trading or sales activities. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions can significantly affect the estimates.

             Estimated fair values have been determined by the Company using historical data, as generally provided in the Company's regulatory reports, and an estimation methodology suitable for each category of financial instruments. The estimated fair value of the Company's investment securities is described in Note B. The Company's fair value estimates, methods and assumptions are set forth below for the Company's other financial instruments.

           Cash and cash equivalents:

               The carrying amounts for cash, due from banks and federal funds sold approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns.

           Loans:

               Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, credit card and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

               The fair value of performing loans, except residential mortgage and credit card loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discounted rates based on secondary market sources adjusted to reflect differences in servicing and credit costs. For credit card loans, cash flows and maturities are estimated based on contractual interest rates and historical experience and are discounted using secondary market rates adjusted for differences in servicing and credit costs.

               Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discounted rates are judgmentally determined using available market information and specific borrower information.

               The following table presents information for loans
               (in thousands):

                             AVERAGE    AVERAGE     ESTIMATED
                      BOOK  HISTORICAL  MATURITY    DISCOUNT
DECEMBER 31, 1995    VALUE    YIELD    (YRS)(1)     RATE(2)     FAIR VALUE
-----------------    -----  ---------  ---------   ---------    ----------

Commercial .......  $73,297    9.99%      4.41       10.75%       $72,906
Real Estate ......   56,509    9.15%      5.66        9.41%        56,375
Other ............   24,195    10.05%      5.54       10.10%        24,184

DECEMBER 31, 1994
-----------------
Commercial .......  $76,521    8.78%      4.10        9.60%       $72,294
Real Estate ......   52,344    8.25%      5.11        9.65%        51,241
Other ............   23,009    9.19%      5.22       10.00%        22,839

      (1) Average maturity represents the expected average cash-flow period, which in some instances is different than the stated maturity.

      (2) Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale.

      Deposits:

                       The fair value of deposits with no stated
                       maturity, such as noninterest bearing demand
                       deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 1995 and 1994. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities (in thousands):
                                            BOOK
                                            VALUE   FAIR VALUE
                                            -----   ----------
DECEMBER 31, 1995
-----------------
  Interest-bearing deposits . . . . . .   $175,079   $175,392

  Noninterest-bearing deposits. . . . .   $ 27,179   $ 27,179

DECEMBER 31, 1994
-----------------
  Interest-bearing deposits               $168,026   $166,864

  Noninterest-bearing deposits            $ 22,813   $ 22,813


                       The fair value estimates on the previous page do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

      Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written:

                       There is no material difference between the notional amount and the estimated fair value of off-balance sheet items which total $19,613,000 and $17,482,000 at December 31,
                       1995 and 1994, respectively, and are
                       primarily comprised of unfunded loan
                       commitments which are generally priced at market at the time of funding.

NOTE P -   PARENT COMPANY ONLY FINANCIAL STATEMENTS (UNAUDITED)

           Condensed financial information for Penns Woods
           Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER           1995          1994
                                            ----          ----
ASSETS:
  Cash . . . . . . . . . . . . . . .   $   105,752   $    58,737
  Investment in subsidiaries:
    Bank . . . . . . . . . . . . . .    25,851,112    21,309,419
    Nonbank. . . . . . . . . . . . .     4,060,954     3,000,001
  Deferred tax asset . . . . . . . .        31,960          -
  Prepaid taxes. . . . . . . . . . .        72,455        31,960
                                       -----------   -----------
      Total assets . . . . . . . . .   $30,122,233   $24,400,117
                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Other liabilities. . . . . . . . .   $   437,429   $   568,948
  Shareholders' equity                  29,684,804    23,831,169
                                       -----------   -----------
      Total liabilities and
        shareholders'
        equity                         $30,122,233   $24,400,117
                                       ===========   ===========

CONDENSED STATEMENT OF INCOME FOR
THE YEARS ENDED DECEMBER 31,
                              1995         1994         1993
                              ----         ----         ----
Operating income:
  Dividends from
    subsidiaries           $1,530,000   $1,583,416   $1,467,494
  Equity in undistributed
    net income of
    subsidiaries            2,581,200    1,798,229    2,059,706
  Other income                   -         174,690      844,526

Operating expenses           (249,188)    (187,762)    (393,230)
                           ----------  -----------   ----------
      Net income           $3,862,012  $3,368,573    $3,978,496
                           ==========  ==========    ==========

CONDENSED STATEMENT OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31,         1995         1994        1993
                                           ----         ----        ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                           $3,862,012    $3,368,573   $3,978,496
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
     Equity in undistributed
       net income of
       subsidiaries                    (2,581,200)   (1,798,229)  (2,059,706)
     Decrease in income taxes
       payable                            (72,455)      (22,440)      (9,521)
     Gains on investment
       securities                            -         (119,415)    (770,788)
     Increase (decrease) in
       liabilities                         (4,834)     (242,943)      247,423
                                       ----------    ----------    ----------
       Net cash provided by
         operating activities           1,203,523     1,185,546     1,385,904
                                       ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment
    securities                               -          596,969     2,098,522
  Purchase of investment securities          -         (715,337)   (2,442,179)
  Advance to subsidiary                      -             -          (45,152)
  Additional investment                   (18,000)     (107,539)         -
                                       ----------    ----------    ----------
       Net cash used in investing
         activities                       (18,000)     (225,907)     (388,809)
                                       ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                       (1,239,251)     (978,939)   (1,110,780)
  Proceeds from intercompany
    loan                                     -           16,196       127,000
  Proceeds from exercise of stock
    options                               100,743          -           22,500
                                       ----------    ----------    ----------
       Net cash used in financing
         activities                    (1,138,508)     (962,743)     (961,280)
                                       ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH            47,015        (3,104)       35,815

CASH, BEGINNING OF YEAR                    58,737        61,841        26,026
                                       ----------    ----------    ----------
CASH, END OF YEAR                      $  105,752    $   58,737    $   61,841
                                       ==========    ==========    ==========

CONDENSED STATEMENT OF CASH FLOWS
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITY:

      During 1994, Penns Woods Bancorp, Inc. transferred
$2,926,345 in equity securities to Woods Investment Company, Inc.; in a related transaction, Woods Investment Company, Inc.
assumed a liability for $191,696 which Penns Woods Bancorp, Inc.
owed to Jersey Shore State Bank.

NOTE Q -   CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    FOR THE THREE MONTHS ENDED
                                              MAR.       JUN.       SEP.       DEC.
                  1995                        31,        30,         30,       31,
Interest income                               $4,551     $4,623     $4,765     $4,756
Interest expense                               1,881      1,949      1,968      1,995

Net interest income                            2,670      2,674      2,797      2,761

Provision for loan losses                        100        124         76          -
Other income                                     237        251        256        291
Securities gains                                 283        308        296        293
Other expenses                                 2,008      2,189      1,712      1,625

Income before income tax provision             1,082        920      1,561      1,720
Income tax provision                             289         54        545        533

Net income                                    $  793     $  866     $1,016     $1,187
                                              ======     ======     ======     ======

Net income per share                          $ 0.63     $ 0.68     $ 0.80     $ 0.94
                                              ======     ======     ======     ======

                                                    FOR THE THREE MONTHS ENDED
                                              MAR.       JUN.       SEP.       DEC.
                  1994                        31,        30,         30,       31,
Interest income                               $3,942     $4,043     $4,376     $4,523
Interest expense                               1,645      1,678      1,760      1,819

Net interest income                            2,297      2,365      2,616      2,704

Provision for loan losses                        152        150        125        150
Other income                                     202        225        247        201
Securities gains (losses)                        625        329        341        (28)
Other expenses                                 1,575      1,600      1,667      2,162
Income before income tax provision             1,397      1,169      1,412        565
Income tax provision                             350        314        401        109

Net income                                    $1,047     $  855     $1,011     $  456
                                              ======     ======     ======     ======

Net income per share                          $ 0.83     $ 0.67     $ 0.80    $  0.36
                                              ======     ======     ======     ======



                                                    FOR THE THREE MONTHS ENDED
                                              MAR.       JUN.       SEP.       DEC.
                  1993                        31,        30,         30,       31,
Interest income                               $3,937     $3,955     $3,939     $4,136
Interest expense                               1,665      1,654      1,632      1,594

Net interest income                            2,272      2,301      2,307      2,542

Provision for loan losses                        206        231        181        173
Other income                                     210        292        239        157
Securities gains                                 465        235        378        967
Other expenses                                 1,525      1,475      1,443      1,654

Income before income tax provision             1,216      1,122      1,300      1,839
Income tax provision                             331        260        346        561

Net income                                    $  885     $  862     $  954     $1,278
                                              ======      ======    ======     ======

Net income per share                          $ 0.70     $ 0.68     $ 0.75     $ 1.01
                                              ======      ======    ======     ======

SCHEDULE 1
PENNS WOODS BANCORP, INC.
INDEBTEDNESS OF RELATED PARTIES

              Column A                 Column B       Column C      Column D             Column E
                                       Balance at                   Deductions            Balance
                                       Beginning of                            Written    at End
           Name of Debtor              Period        Additions     Collected     off     of Period
1995   6 directors, 7 affiliated
         interests, and 3 officers     $1,271,807   $   652,519    143,079    $     0    $1,781,247
1994   5 directors, 7 affiliated
         interests, and 3 officers        891,111       715,410    334,714          0     1,271,807
1993   7 directors, 8 affiliated
         interests, and 2 officers        506,454       591,874    207,217          0       891,111


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.


PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT Information appearing in the Proxy Statement under the captions "Election of Directors" and "Additional Information Regarding Directors and Officers" is incorporated herein by reference.

(a) Identification of directors. The information appearing under the caption "Election of Directors" in the Company's Proxy
Statement dated March 22, 1996 (at page 5 thereto) is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
Information appearing under the caption "Executive Compensation" in the Company's Proxy Statement (at page 6 thereto) is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
      The information appearing under the caption "Principal Beneficial Owners of the Corporation's Common Stock" in the Company's Proxy Statement (at page 3 thereto) is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
       CERTAIN TRANSACTIONS
      There have been no material transactions between the Corporation and the Bank, nor any material transactions proposed, with any Director or executive officer of the Corporation and the Bank, or any associate of the foregoing persons. The Corporation and the Bank have had, and intend to continue to have, banking and financial transactions in the ordinary course of business with Directors and Officers of the Corporation and the Bank and their associates on comparable terms and with similar interest rates as those prevailing from time to time for other customers of the Corporation and the Bank.

      Total loans outstanding from the Bank at December 31, 1995 to the Corporation's and the Bank's Officers and Directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $1,781,247 or approximately 6.00% of the total equity capital of the bank. Loans to such persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features.

      See also the information appearing in footnote K to the Consolidated Financial Statements included elsewhere in the Annual Report.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

      (a)  Financial Statements
           1. The following consolidated financial statements and reports are set forth in Item 8:
                 Report of Independent Certified Public Accountants Consolidated Balance Sheet
                 Consolidated Statement of Income
                 Consolidated Statement of Changes in Shareholders'
                 Equity
                 Consolidated Statement of Cash Flows
                 Notes to the Consolidated Financial Statements

           2.    The following  schedules are submitted herewith:
                 I.    Indebtedness of Related Parties

      (b)  Reports on Form 8-K
           No reports were required to be filed on Form 8-K during 1995.

      The schedules not included are omitted because the required matter or conditions are not present, the data is insignificant or the required information is submitted as part of the consolidated financial statements and notes thereto.

      (c)  Exhibits:

           (3)(i) Articles of Incorporation of the Registrant, as presently in effect (incorporated herein by reference to Exhibit B to Amendment No. 2 of Form 10 filed on February 3, 1989).

           (3)(ii) Bylaws of the Registrant as presently in effect (incorporated herein by reference to Exhibit C to Amendment No. 2 of Form 10 filed on February 3, 1989).

           (21) Subsidiaries of the Registrant (incorporated herein by reference to Exhibit F to Amendment No. 2 of Form 10 filed on February 3, 1989).

           (27)        Financial Data Schedule

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 1996                    PENNS WOODS BANCORP, INC.
                                  BY:  THEODORE H. REICH
                                  President


      Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Theodore H. Reich, President and Director          March  12, 1996
/s/Theodore H. Reich

Sonya E. Hartranft, Principal Accounting           March  12, 1996
Officer and
Principal Financial Officer
/s/Sonya E. Hartranft

Phillip H. Bower, Director                         March  12, 1996
/s/Phillip H. Bower

Lynn S. Bowes, Director                            March  12, 1996
/s/Lynn S. Bowes

William S. Frazier, Director                       March  12, 1996
/s/William S. Frazier

James M. Furey II, Director                        March  12, 1996
/s/James M. Furey II

Allan W. Lugg, Director                            March  12, 1996
/s/Allan W. Lugg

Jay H. McCormick, Director                         March  12, 1996
/s/Jay H. McCormick

R. Edward Nestlerode, Jr., Director                March  12, 1996
/s/R. Edward Nestlerode, Jr.

James E. Plummer, Director                         March  12, 1996
/s/James E. Plummer

Howard M. Thompson, Director                       March  12, 1996
/s/Howard M. Thompson

William F. Williams, Jr., Director                 March  12, 1996
/s/William F. Williams, Jr.

                               EXHIBIT INDEX

           (3)(i) Articles of Incorporation of the Registrant, as presently in effect (incorporated herein by reference to Exhibit B to Amendment No. 2 of Form 0 filed on February , 1989).

           (3)(ii) Bylaws of the Registrant as presently in effect (incorporated herein by reference to Exhibit C to Amendment No. 2 of Form 10 filed on February 3, 1989).

           (21) Subsidiaries of the Registrant (incorporated herein by reference to Exhibit F to Amendment No. 2 of Form 10 filed on February 3, 1989).

           (27)        Financial Data Schedule