Form 10-Q
period 1996-03-31
PENNS WOODS BANCORP INC
filed 1996-05-10
CIK 716605

FORM 10-Q QUARTERLY REPORT

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



FORM 10-Q

QUARTERLY REPORT UNDER SECTION 10
OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1996  Commission file number
                                        0-17077


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

                YES          [X]         NO       [ ]

On March 31, 1996 there were 1,271,528 shares of the Registrant's common stock outstanding.

PART  I  FINANCIAL STATMENTS

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
AT DATES INDICATED

                                                           March 31, December 31,
                                                           1996       1995
                                                           -----------------------
ASSETS:
  Cash and due from banks
  Investment securities available-for-sale                  74,337,725  65,322,241
  Investment Securities held-to-maturity                     2,809,052   2,817,174
  Federal funds sold                                                 0     570,000
  Loans, net of unearned discount                          151,346,924 153,640,485
  Allowance for loan losses                                 (2,419,312) (2,353,324)

            Loans, net                                      148,927,612 151,287,161

  Bank premises and equipment                                 3,842,071   3,808,885
  Foreclosed assets held for sale                               653,015     943,108
  Accrued interest receivable                                 1,772,242   1,717,616
  Other assets                                                2,459,609   1,878,740
                                                            -----------------------
                         TOTAL ASSETS                       245,277,511 242,628,574
                                                            =======================

LIABILITIES:
  Demand Deposits                                            27,127,760  27,178,753
  Interest-bearing demand deposits                           37,991,976  37,155,122
  Savings deposits                                           46,235,739  45,019,071
  Time deposits                                              93,299,591  92,904,655
                                                            -----------------------
            Total deposits                                   204,65,066 202,257,601

  Federal funds purchased                                             0           0
  Securities sold under repurchase agreements                 6,392,566   6,344,111
  Accrued interest payable                                      804,395     918,841
  Long-term Borrowings                                                0         0
  Other liabilites                                            3,721,002   3,423,217
                                                            -----------------------
            Total liabilities                               215,573,029 212,943,770
                                                            -----------------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $10 per share,
            10,000,000 shares authorized;
            1,271,528 shares issued and outstanding
            at March 31, 1996 and 1,000,000
            shares authorized; 839,046 issued and
            outstanding at December 31, 1995                 12,712,280  12,713,390
  Additional paid-in capital                                  4,452,723   4,453,353
  Retained earnings                                          10,762,498  10,059,806
  Net unrealized gain (loss) on securities
            available for sale                                1,773,981   2,458,255
                                                            -----------------------
            Total shareholders' equity                       29,704,482  29,684,804
                                                            -----------------------
                         TOTAL LIABILITIES AND
                         SHAREHOLDERS' EQUITY               245,277,511 242,628,574
                                                            =======================

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIODS INDICATED

                                                 THREE MONTHS THREE MONTHS  QUARTER   QUARTER
                                                 ENDED        ENDED         ENDED     ENDED
                                                 March 31,    March 31,     March 31, March 31, 1995
                                                 1996         1995          1996      1995
                                                 ----------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                     $3,640,106 $3,553,326 $3,640,106     $3,553,326
  Interest and dividends on investments:         -----------------------------------------------
            Taxable interest                        732,962    622,832    732,962        622,832
            Nontaxable interest                     264,245    284,827    264,245        284,827
            Dividends                               121,584     89,445    121,584         89,445
                                                 -----------------------------------------------
                         Total Interest and
                         dividends on investments 1,118,791    997,104  1,118,791        997,104
            Interest on Federal funds sold           22,789        117     22,789            117
                                                 -----------------------------------------------
                         Total interest income    4,781,686  4,550,547  4,781,686      4,550,547
                                                 -----------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                            1,897,288  1,671,308  1,897,288      1,671,308
  Interest on Federal funds purchased                   820     55,163        820         55,163
  Interest on securities sold under
            repurchase agreements                    71,734     43,557     71,734         43,557
  Interest on other borrowings                            0    110,635          0        110,635
                                                 -----------------------------------------------
                         Total interest expense   1,969,842  1,880,663  1,969,842      1,880,663
                                                 -----------------------------------------------
  Net interest income                             2,811,844  2,669,884  2,811,844      2,669,884
  Provision for loan losses                          42,000    100,005     42,000        100,005
                                                 -----------------------------------------------
  Net interest income after provision for
  loan losses                                     2,769,844  2,569,879  2,769,844      2,569,879
                                                 -----------------------------------------------
OTHER OPERATING INCOME:
  Service charges                                   202,200    171,722    202,200        171,722
  Securities gains                                   36,477    282,866     36,477        282,866
  Other income                                       60,294     65,489     60,294         65,489
                                                 -----------------------------------------------
            Total other operating income            298,971    520,077    298,971        520,077
                                                 -----------------------------------------------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                    873,872    977,757    873,872        977,757
  Occupancy expense, net                            130,414    135,752    130,414        135,752
  Furniture and equipment expense                   128,123    146,461    128,123        146,461
  Other expenses                                    627,653    747,579    627,653        747,579
                                                 -----------------------------------------------
            Total other operating expenses        1,760,062  2,007,549  1,760,062      2,007,549
                                                 -----------------------------------------------
INCOME BEFORE TAXES                               1,308,753  1,082,407  1,308,753      1,082,407
INCOME TAX PROVISION                                326,325    289,073    326,325        289,073
                                                 -----------------------------------------------
NET INCOME                                         $982,428   $793,334   $982,428       $793,334
                                                 ===============================================
EARNINGS PER SHARE                                     0.77       0.63       0.77           0.63
                                                 ===============================================
TOTAL SHARES OUTSTANDING                          1,271,522  1,266,878  1,271,522      1,266,878
                                                 ===============================================
   (ADJUSTED FOR 50% STOCK DIVIDEND)

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE  THREE  MONTHS ENDED MARCH 31, 1996

                                                                                UNREALIZED
                                                                                APPRECIATION
                                                            ADDITIONAL          (DEPRECIATION) ON    TOTAL
                                                   COMMON   PAID-IN   RETAINED  SECURITIES           SHAREHOLDERS'
                                                    STOCK   CAPITAL   EARNINGS  AVAILABLE-FOR-SALE   EQUITY
                                                 --------------------------------------------------------------
Balance, December 31, 1995                       12,713,390 4,453,353 10,762,498 2,458,255           29,684,804

Net income for the three months ended
                 March 31, 1996                                          982,428                        982,428
Dividends declared and paid                                             (279,736)                      (279,736)
Net change in unrealized gain on marketable
            equity securities                                                     (684,274)            (684,274)
Stock options exercised                                1,890      (630)                                   1,260
                                                 ---------------------------------------------------------------
Balance, March 31, 1996                          12,715,280  4,452,723 10,762,498 1,773,981           29,704,482
                                                 ===============================================================

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT
OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 1996 AND MARCH 31, 1995

                                                             MARCH 31,  MARCH 31,
                                                               1996       1995
                                                            ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                  $982,427   $793,334
  Adjustments to reconcile net income to net cash
  provided by operating actvities
            Depreciation                                       101,162     84,446
            Provision for loan losses                          420,000    100,005
            Amortization of investment security premiums         4,607     13,709
            Accretion of investment security discounts         (13,981)   (20,598)
            Securities gains                                   (36,477)  (282,866)
            Increase in all other assets                      (282,990)  (566,887)
            Increase (decrease) in all other liabilities       183,339    551,049
                                                            ----------------------
                 Net cash provided by operating activities   1,358,087    672,192
                                                            ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available-for-sale                (10,658,639)(7,983,095)
  Proceeds from sale of securities available-for-sale          644,559  9,623,662
  Purchase of securities held-to-maturity                     (493,895)   (25,000)
  Proceeds from calls and maturities of securities
  held-to-maturity                                             509,685  3,435,049
  Net decrease in loans                                      1,939,549   (991,720)
  Decrease in foreclosed assets                                290,093     (9,441)
  Acquisition of bank premises and equipment                  (134,348)   (47,897)
                                                            ----------------------
                 Net cash provided by (used in) investing
                 activities                                  (7,902,996) 4,001,558
                                                            ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                  2,448,458  3,287,479
  Net  (decrease) in noninterest-bearing deposits              (50,993) 1,767,909
  Net increase in sec. sold under repurch. agree.               48,455 (1,059,506)
  Increase (decrease)  in other borrowed funds                       0 (7,170,000)
  Dividends paid                                              (279,736)  (222,486)
  Stock options exercised                                        1,261     37,883
                                                            ----------------------
                 Net cash (used in) provided by financing
                 activities                                  2,167,445 (3,358,721)
                                                            ----------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (4,377,464) 1,315,029
CASH AND CASH EQUIVALENTS, BEGINNING                        14,853,649 12,025,441
                                                            ----------------------
CASH AND CASH EQUIVALENTS, ENDING                           10,476,185 13,340,470
                                                            ======================

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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      EARNINGS SUMMARY

         Interest Income

            For the three months ended March 31, 1996, total interest income increased by $231,139 or 5.08% compared to the same period in 1995.
            This increase is due to a slight increase of $86,780 in interest and fees on loans, an increase in total interest and dividends on investments of $121,687 and a $22,672 increase in income in federal funds sold.

            The slight increase in interest and fees on loans of $86,780 was primarily due to an increase in loan volume during this period of $2,293,561. The increase in interest on federal funds sold of $22,672 was due to an increase in the amount of funds sold.
            Interest and dividends on investments
            increased primarily due to an increase in taxable interest of $110,130 and a slight decrease in nontaxable interest on investments of $20,582. In addition, there was an increase in dividend income of $32,139 due to an increase of holdings in the equity portfolio.

         Interest Expense

            For the three months ended March 31, 1996, total interest expense increased $89,179 or 4.74% over the same period in 1995. This increase can be attributed to the interest paid on interest-bearing deposits due to the $2,448,458 increase in volume.


         Provision for Loan Losses

            The provision for losses for the three
            months ended March 31, 1996 decreased
            $58,005 from the corresponding period in 1995. This decrease reflects a decline in anticipated losses on small business loans for the first three months of 1996 and the fiscal year.

            As of the first quarter of 1996, recoveries exceeded charge offs by $24,000 compared to the first quarter of 1995 when charge offs exceeded recoveries by $97,000. Provisions to date total $42,000 as compared to provisions through March 31, 1995 of $100,005.

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

            The ratio of non-accruing loans and those
            accruing but delinquent more than 90 days
            (collectively called "non-performing"
            loans) to the allowance for loan losses
            stood at .89 times at March 31, 1996 a
            decrease in coverage from the .76 times at
            December 31, 1995.   All of the increase in
            non-performing loans occurred in the residential real estate portfolio. Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.


         Other Operating Income

            Other operating income for the three months ended March 31, 1996 decreased $221,106 or
            42.51% from the same time period in 1995.
            This decrease is due to the net effect of an increase in service charges collected of $30,478, a decrease in securities gains f $246,389 and a decrease in other income of $5,195.

            The increase in service charges, which was a result of an increase in service charges collected on deposit accounts. As compared to the first quarter of 1995, there were no gains taken on sales of foreclosed assets during the first three months of 1996, resulting in the slight decrease in other income. The primary decrease in other operating income was due to the decline in securities gains recognized of $246,389. Realized gains were on partial sales of equity securities that have been in the portfolio long-term that had reached what management had determined to be their maximum potential.

         Other Operating Expense

            For the three months ended March 31, 1996
            total operating expenses increased $247,487
            or 12.33% over the same period in 1995.
            Expenses included under the other expenses heading are such items as: advertising, postage, maintenance, FDIC, SAIF and other insurance, Pennsylvania State shares tax,
            legal and professional fees, telephone,
            printing and supplies and other general and
            administrative expenses.   Decreases in
            other expenses totalled $119,926. During the first quarter of 1995, expenses were incurred that related to the acquisition of Lock Haven Savings Bank. These expenses were non-recurring, and therefore, did not reocurr during the first quarter of 1996. This reduction in other operating expense coupled with an increase in ORE expenses and bookkeeping and data processing expense incurred relating to a platform automation system that will be installed in the near future, are the primary factors contributing to the $119,926 decrease in other expense.


            In addition, employee salaries and benefits decreased $103,885. When comparing the amount of salaries and employee benefits expense incurred during the first three months of 1996 to the same period in 1995, it should be noted that in 1995, salaries and employee benefits was charged to satisfy the terms of two Lock Haven Savings Bank executives' employment agreements in connection with the merger. This expense did not reocurr in 1996, therefore, this reduction, netted with increases in salary levels, accounts for the overall $103,885 decrease in salaries and employee benefits.

            Occupancy expense and furniture and
            equipment expense decreased slightly by
            $5,338 and $18,338, respectively. These decreases can be attributed to the closing of two branch offices after the merger with Lock
            Haven Savings Bank in April of 1995.


         Provision for Income Taxes

            Provision for income taxes for the three months ended March 31, 1996 resulted in an effective income tax rate of 24.93% compared to 26.71% for the corresponding period in 1995. The decrease noted is primarily a result of a decrease in security gains for the March 31, 1996 period compared to March 31, 1995.


         ASSET/LIABILITY MANAGEMENT

         Assets

           At March 31, 1996, cash, federal funds sold, and investment securities totalled
           $87,622,962, or a net increase of $4,629,898
           over the corresponding balance at December
           31, 1995.  Investment securities increased,
           $9,007,362, while cash and federal funds sold decreased $3,807,464 and $570,000.
           During this period, net loans decreased by $2,359,549 to $148,927,612.

            The purchase of agency securities accounts for the increase in investment securities from December 31, 1995 to March 31, 1996.

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

           The allowance for loan losses totalled
           $2,419,312 at March 31, 1996, an increase of $65,988 over the balance at December 31, 1995. For the three months ended March 31, 1996, the provision for loan losses totalled
           $42,000.  As a percent of loans, the
           allowance for loan losses at March 31, 1996 totalled 1.60% versus 1.53% at December 31,
           1995.

           Loans accounted for on a non-accrual basis totalled $1,056,000 and $1,009,000 at March
           31, 1996 and December 31, 1995 respectively.

           Accruing loans, contractually delinquent 90 days or more were $1,087,000 at March 31, 1996 and $791,000 at December 31, 1995.
           These loans are predominately secured by first lien mortgages on residential real estate where appraisal values mitigate any potential loss of interest and principal.
           The ratio of non-accruing loans and those accruing but delinquent more than 90 days to the allowance for loan losses stood at .89 times at March 31, 1996 and .76 times at December 31, 1995. Presently the portfolio has no loans that meet the definition of "trouble debt restructurings" under FAS 15.

           A watch list of potential problem loans is maintained and updated quarterly by an internal credit review committee. At this time there are no credits of substance that have the potential to become more than 90 days delinquent.

           The Bank has not had nor presently has any foreign outstandings. In addition, no known concentrations of credit presently exist.

           At March 31, 1996, the balance of other real estate was $653,015 compared to $943,108 at December 31, 1995. During the first quarter of 1996, two properties were transferred into the account. In addition, one property that was on the books at December 31, 1995, was sold during the first quarter.


         Deposits

           At March 31, 1996 total deposits amounted to $204,655,066 representing an increase of
           $2,397,465 or a 1.19% increase over total deposits at December 31, 1995.

         Other Liabilities

           At March 31, 1996, other liabilities
           totalled $3,721,002 or a $297,785 increase over the balance at December 31, 1995. This increase is primarily due to an increase in accrued taxes.


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

           2.  Primary capital to total assets 5 1/2%.

           At March 31, 1996, regulatory capital to total assets was 12.11% compared to 12.23% at December 31, 1995. Primary capital to total assets at March 31, 1996 was 13.10% compared to 13.20% at December 31, 1995.

           The Federal Reserve Board, the FDIC and the
           OCC have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8.00% (of which at least 4.00% must be in the form of common stockholders' equity). Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets

           Capital is being maintained in compliance with the new risk-based capital guidelines.
           The Company's Tier 1 Capital to total risk weighted assets ratio is 19.68% and the total capital ratio to total risk weighted assets ratio is 20.93%.

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

            5.  Investments to Total Deposits, less 50%

            6.  Net Primary Liquid Assets to Total
                 Assets, greater than 10%

            7.  Net Primary Liquid Assets to Total
                 Liabilities, greater than 10%

            8.  Total Liquid Assets to Total Assets,
                 greater than 25%

            9.  Total Liquid Assets to Total
                 Liabilities, greater than 25%


        The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totalling $15,510 from correspondent banks should the need for short-term funds arise.

        The following table sets forth the Bank's interest rate sensitivity as of March 31, 1996:

                                         AFTER ONE  AFTER FIVE AFTER
                            WITHIN       BUT WITHIN BUT WITHIN   TEN
                           ONE YEAR      FIVE YEARS TEN YEARS  YEARS
                         ---------------------------------------------
Earning Assets (1) (2)        $69,716    $30,479    $28,491    $98,751
Interest-bearing              113,931     64,212      5,692         85
  liabilities (3)        ----------------------------------------------

Gap:
   By period                  (44,215)   (33,733)    22,799     98,666
   By cumulative              (44,215)   (77,948)   (55,149)    43,517
                         ----------------------------------------------
Earning assets:
   Investments (1)             18,833      3,292      4,986     50,036
   Loans (2)                   50,883     27,187     23,505     48,715

Interest-bearing
liabilities: (3)
   Interest-bearing
   deposits                  $110,202    $61,548     $5,692        $85
   Long-term borrowings             0          0          0          0

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

      (3)  The Corporation considers one-half of
       its regular saving deposits to be stable core deposits, and accordingly has classified 50% of such deposits in the "Within One Year category" and 50 % in the "After One but Within Five years" category. All other interest-bearing demand deposits are
       classified in the "Within One Year" category and time deposits are categorized according to scheduled maturity.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01 (b) (8) of Regulation S-X.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K.

     a.  Exhibits:

Number      Description
- -------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule


     b.  No reports on Form 8-K were filed in the first quarter of 1996.



 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
  (Registrant)


Date:                    /s/ Theodore H. Reich
                         -----------------------------------
                         Theodore H. Reich, President

Date:                    /s/ Sonya E, Hartranft
                         -----------------------------------
                         Sonya E. Hartranft, Controller

EXHIBIT INDEX

Number      Description
- -------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule

 EXHIBIT 11

STATEMENT OF COMPUTATION OF EARNING PER SHARE
FOR THE PERIOD ENDED 3/31/96
                                         LESS     FRACTION
DATE           SHARES                 FRACTIONAL     OF      WEIGHTED
             OUTSTANDING  RESTATEMENT   SHARES      YEAR      SHARES
- -----------------------------------------------------------------------
1/01/95-1/03   1,271,339       -           -        3/91        41,912
1/04/96-3/31   1,271,528       -           -        88/91    1,229,610
                                                            -----------
  WEIGHTED SHARES OUTSTANDING  3/31/96                       1,271,522
                                                            ===========

NET INCOME 3/31/96                       982,428
WEIGHTED SHARES OUTSTANDING  3/31/96   1,271,522
EARNINGS PER SHARE 3/31/96                                       $0.77
                                                            ===========

STATEMENT OF COMPUTATION OF EARNING PER SHARE
FOR THE PERIOD ENDED 3/31/95
                                         LESS     FRACTION
DATE           SHARES                 FRACTIONAL     OF      WEIGHTED
             OUTSTANDING  RESTATEMENT   SHARES      YEAR      SHARES
- -----------------------------------------------------------------------
1/01/95-3/31     844,612          1.5         40    90/90    1,266,878
                                                            ===========

NET INCOME 3/31/95                       793,334
WEIGHTED SHARES OUTSTANDING  3/31/95   1,266,878
EARNINGS PER SHARE 3/31/95                                       $0.63
                                                            ===========