Form 10-Q
period 1996-06-30
PENNS WOODS BANCORP INC
filed 1996-08-12
CIK 716605

FORM 10-Q QUARTERLY REPORT

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



 FORM 10-Q

QUARTERLY REPORT UNDER SECTION 10
OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1996         Commission file number
                                                    0-17077


PENNS WOODS BANCORP, INC.

Incorporated in Pennsylvania                 23-2226454


Main Office                       115 South Main Street
                       Jersey Shore Pennsylvania, 17740

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES  [x]                    NO  [ ]


On June 30, 1996 there were 1,272,248 shares of the Registrant's common stock outstanding.

PART  I  FINANCIAL STATMENTS

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
AT DATES INDICATED
                                                                       June 30,   December 31,
                                                                         1996        1995
                                                                -----------------------------
ASSETS:
  Cash and due from banks                                         $8,552,900    14,283,649
  Investment securities available-for-sale                        77,661,239    65,322,241
  Investment Securities held-to-maturity                           2,676,603     2,817,174
  Federal funds sold                                                       0       570,000
  Loans, net of unearned discount                                156,765,781   153,640,485
  Allowance for loan losses                                       (2,425,012)   (2,353,324)

            Loans, net                                           154,340,769   151,287,161

  Bank premises and equipment                                      3,905,298     3,808,885
  Foreclosed assets held for sale                                    375,458       943,108
  Accrued interest receivable                                      1,611,075     1,717,616
  Other assets                                                     3,688,820     1,878,740
                                                                ---------------------------
            TOTAL ASSETS                                        $252,812,162  $242,628,574
                                                                ===========================

LIABILITIES:
  Demand Deposits                                                $29,237,716    27,178,753
  Interest-bearing demand deposits                                36,674,868    37,155,122
  Savings deposits                                                46,230,106    45,019,071
  Time deposits                                                   92,551,456    92,904,655
                                                                ---------------------------
            Total deposits                                      $204,694,146  $202,257,601

  Federal funds purchased                                         $5,740,000            $0
  Securities sold under repurchase agreements                      7,280,018     6,344,111
  Accrued interest payable                                           909,982       918,841
  Other liabilities                                                4,519,319     3,423,217
                                                                ---------------------------
            Total liabilities                                   $223,143,465  $212,943,770
                                                                ---------------------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $10 per share,
            10,000,000 shares authorized;
            1,272,248 shares issued and outstanding
            at June 30, 1996 and 10,000,000
            shares authorized; 1,271,339 issued and
            outstanding at December 31, 1995                     $12,722,480    12,713,390
  Additional paid-in capital                                       4,474,192     4,453,353
  Retained earnings                                               11,748,437    10,059,806
  Net unrealized gain (loss) on securities
            available for sale                                       723,588     2,458,255
                                                                ---------------------------
            Total shareholders' equity                           $29,668,697   $29,684,804
                                                                ---------------------------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                                $252,812,162  $242,628,574
                                                                ===========================

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIODS INDICATED


                                                         SIX MONTHS   SIX MONTHS    QUARTER          QUARTER
                                                           ENDED         ENDED        ENDED           ENDED
                                                       June 30, 1996 June 30, 1995 June 30,1996   June 30, 1995
                                                       --------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                              $7,273,763   $7,207,776 $3,633,657        $3,654,450
  Interest and dividends on investments:               --------------------------------------------------------
            Taxable interest                               1,610,098    1,139,152    877,136           516,320
            Nontaxable interest                              511,554      562,189    247,309           277,362
            Dividends                                        248,766      199,457    127,182           110,012
                                                       --------------------------------------------------------
            Total interest and dividends
            on investments                                 2,370,418    1,900,798  1,251,627           903,694
            Interest on Federal funds sold                    25,331       66,362      2,542            66,245
                                                       --------------------------------------------------------
            Total interest income                          9,669,512    9,174,936  4,887,826         4,624,389
                                                       --------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                     3,758,864    3,485,010  1,861,576         1,813,702
  Interest on Federal funds purchased                         37,671       65,265     36,851            10,102
  Interest on securities sold under
     repurchase agreements                                   151,074       84,848     79,340            41,291
  Interest on other borrowings                                     0      195,668          0            85,033
                                                       --------------------------------------------------------
            Total interest expense                         3,947,609    3,830,791  1,977,767         1,950,128
                                                       --------------------------------------------------------
  Net interest income                                      5,721,903    5,344,145  2,910,059         2,674,261
  Provision for loan losses                                   63,000      200,010     21,000           100,005
                                                       --------------------------------------------------------
  Net interest income after provision for
  loan losses                                              5,658,903    5,144,135  2,889,059         2,574,256
                                                       --------------------------------------------------------
OTHER OPERATING INCOME:
  Service charges                                            408,056      357,120    205,856           185,398
  Securities gains                                           290,524      565,652    254,047           282,786
  Other income                                               158,127      131,491     97,833            66,002
                                                       --------------------------------------------------------
            Total other operating income                     856,707    1,054,263    557,736           534,186
                                                       --------------------------------------------------------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                           1,777,326    2,258,365    903,454         1,280,608
  Occupancy expense, net                                     247,045      245,437    116,631           109,685
  Furniture and equipment expense                            232,271      367,032    104,148           220,571
  Other expenses                                           1,250,935    1,351,008    623,282           603,429
                                                       --------------------------------------------------------
            Total other operating expenses                 3,507,577    4,221,842  1,747,515         2,214,293
                                                       --------------------------------------------------------
INCOME BEFORE TAXES                                        3,008,033    1,976,556  1,699,280           894,149
INCOME TAX PROVISION                                         759,772      343,064    433,447            53,991
                                                       --------------------------------------------------------
NET INCOME                                                $2,248,261   $1,633,492 $1,265,833          $840,158
                                                       ========================================================
EARNINGS PER SHARE                                              1.77         1.29       1.00              0.66
                                                       ========================================================
TOTAL SHARES OUTSTANDING                                   1,271,620    1,266,878  1,271,620         1,266,878
                                                       ========================================================
   (ADJUSTED FOR 50% STOCK DIVIDEND)

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE  SIX  MONTHS ENDED JUNE 30, 1996

                                                                                            UNREALIZED
                                                                                           APPRECIATION
                                                                 ADDITIONAL             (DEPRECIATION) ON      TOTAL
                                                     COMMON        PAID-IN     RETAINED     SECURITIES     SHAREHOLDERS'
                                                      STOCK        CAPITAL    EARNINGS  AVAILABLE-FOR-SALE    EQUITY
                                                  -------------------------------------------------------------------------
Balance, December 31, 1995                          $12,713,390   $4,453,353   $10,059,806       $2,458,255    $29,684,804

Net income for the six months ended
     June 30, 1996                                                               2,248,261                       2,248,261
Dividends declared and paid                                                       (559,630)                       (559,630)
Net change in unrealized gain on marketable
     equity securities                                                                           (1,734,667)    (1,734,667)
Stock options exercised                                   9,090       20,839                                        29,929
                                                  -------------------------------------------------------------------------
Balance, June 30, 1996                              $12,722,480   $4,474,192   $11,748,437         $723,588    $29,668,697
                                                  =======================================================================

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT
OF CASH FLOWS
FOR THE QUARTERS ENDED JUNE 30, 1996 AND JUNE 30, 1995


                                                                    JUNE 30,       JUNE 30,
                                                                      1996           1995
                                                                  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                        $2,248,261    $1,633,492
  Adjustments to reconcile net income to net cash
  provided by operating actvities
            Depreciation                                               202,324       170,811
            Provision for loan losses                                   63,000       200,010
            Amortization of investment security premiums                 9,590        23,225
            Accretion of investment security discounts                 (27,435)      (52,360)
            Securities gains                                          (290,524)     (565,652)
            Salary expense recognized in relation to exercise of
               stock options                                                 0        37,883
            Increase in all other assets                              (509,923)     (402,068)
            Increase (decrease) in all other liabilities             1,087,243       824,985
                                                                  ---------------------------
                 Net cash provided by operating activities           2,782,536     1,870,326
                                                                  ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available-for-sale                        (24,803,603)  (19,074,901)
  Proceeds from sale of securities available-for-sale               10,137,260    31,705,476
  Purchase of securities held-to-maturity                             (647,599)      (50,000)
  Proceeds from calls and maturities of securities held-to-maturity    795,601     3,817,458
  Net increase in loans                                             (3,116,608)   (3,431,806)
  Decrease in foreclosed assets                                        567,650       200,725
  Acquisition of bank premises and equipment                          (298,737)     (330,089)
                                                                    -------------------------
               Net cash provided by (used in) investing activities (17,366,036)   12,836,863
                                                                    -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                            377,582     4,991,853
  Net  increase in noninterest-bearing deposits                      2,058,963     3,993,324
  Net increase (decrease) in sec. sold under repurch. agree.           935,907    (1,283,650)
  Increase (decrease)  in other borrowed funds                       5,740,000    (7,170,000)
  Repayment of long-term borrowings                                          0    (7,000,000)
  Dividends paid                                                      (559,630)     (475,869)
  Stock options exercised                                               29,929             0
                                                                  ---------------------------
              Net cash (used in) provided by financing activities    8,582,751    (6,944,342)
                                                                  ---------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (6,000,749)    7,762,847
CASH AND CASH EQUIVALENTS, BEGINNING                                14,853,649    12,025,441
                                                                  ---------------------------
CASH AND CASH EQUIVALENTS, ENDING                                   $8,852,900   $19,788,288
                                                                  ===========================



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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      EARNINGS SUMMARY

         Interest Income

            For the six months ended June 30, 1996,
            total interest income increased by $494,576 or 5.39% compared to the same period in 1995.
            This increase is due to a slight increase of $65,987 in interest and fees on loans, an increase in total interest and dividends on investments of $469,620 and a $41,031 decrease in income in federal funds sold.

            The slight increase in interest and fees on loans of $65,987 was primarily due to an increase in loan volume during this period of $3,125,296. The decrease in interest on federal funds sold of $41,031 was due to a decrease in the amount of funds sold.
            Interest and dividends on investments
            increased primarily due to an increase in taxable interest of $470,946 and a slight decrease in nontaxable interest on investments of $50,635. In addition, there was an increase in dividend income of $49,309 due to an increase of holdings in the equity portfolio.

         Interest Expense

            For the six months ended June 30, 1996,
            total interest expense increased $116,818 or 3.05% over the same period in 1995. This increase can be attributed to the interest paid on interest-bearing deposits due to the $377,582 increase in volume.


         Provision for Loan Losses

            The provision for losses for the six
            months ended June 30, 1996 decreased
            $137,010 from the corresponding period in 1995. This decrease reflects a decline in anticipated losses on small business loans for the first six months of 1996 and the fiscal year.

            As of the first quarter of 1996, recoveries exceeded charge offs by $9,000 compared to the second quarter of 1995 when recoveries exceeded charege offs by $3,000. Provisions to date total $63,000 as compared to provisions through June 30, 1995 of $200,010.

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

            The ratio of non-accruing loans and those
            accruing but delinquent more than 90 days
            (collectively called "non-performing"
            loans) to the allowance for loan losses
            stood at .85 times at June 30, 1996 a
            decline in coverage from the .76 times at
            December 31, 1995.   All of the increase in
            non-performing loans occurred in the residential real estate portfolio. Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.


         Other Operating Income

            Other operating income for the six months ended June 30, 1996 decreased $197,556 or
            18.74% from the same time period in 1995.
            This decrease is due to the net effect of an increase in service charges collected of $50,936, a decrease in securities gains of $275,128 and an increase in other income of $26,636.

            The increase in service charges  was
            a result of an increase in service charges collected on deposit accounts. Gains taken on the sale of two foreclosed assets during the second quarter of 1996 was the contributing factor to the increase in other income. The primary decrease in other operating income was due to the decline in securities gains recognized of $275,128. Realized gains were on partial sales of equity securities that have been in the portfolio long-term that had reached what management had determined to be their maximum potential.

         Other Operating Expense

            For the six months ended June 30, 1996
            total operating expenses decreased $714,265
            or 16.92% over the same period in 1995.
            Expenses included under the other expenses
            heading are such items as: advertising, postage, maintenance, FDIC, SAIF and other insurance, Pennsylvania State shares tax,
            legal and professional fees, telephone,
            printing and supplies and other general and
            administrative expenses.   Decreases in
            other expenses totalled $100,073. During the first quarter of 1995, expenses were incurred that related to the acquisition of Lock Haven Savings Bank. These expenses were non-recurring, and therefore, did not reoccur during the first quarter of 1996. This reduction in other operating expense coupled with an increase in ORE expenses, are the primary factors contributing to the $100,073 decrease in other expense.


            In addition, employee salaries and benefits decreased $481,039. When comparing the amount of salaries and employee benefits expense incurred during the first six months of 1996 to the same period in 1995, it should be noted that in the first quarter of 1995, salaries and employee benefits was charged to satsify the terms of two Lock Haven Savings Bank executives' employment agreements in connection with the merger. This expense did not reoccur in 1996, therefore, this reduction, netted with increases in salary levels, accounts for the overall $481,039 decrease in salaries and employee benefits.

            Occupancy expense increased $1,608 and
            furniture and equipment expense decreased
            $134,761. The minimal increase in occupancy expense is a result of an increase in the amount of maintenance and repairs expense incurred due to renovations, and a decrease in rental expense due to the expiration of the lease for one of the branch offices that was closed after the merger with Lock Haven Savings Bank in April, 1995.

            The $134,761 decrease in furniture and
            equipment expense can be attributed to the closing of two branch offices after the merger.


         Provision for Income Taxes

            Provision for income taxes for the six
            months ended June 30, 1996 resulted in an effective income tax rate of 25.26% compared to 22.23% for the corresponding period in 1995. The increase noted is primarily a result of an increase in taxable interest and a decrease in nontaxable interest on investments.


         ASSET/LIABILITY MANAGEMENT

         Assets

           At June 30, 1996, cash, federal funds sold, and investment securities totalled
           $88,890,742, or a net increase of $5,897,678
           over the corresponding balance at December
           31, 1995.  Investment securities increased,
           $12,198,427, while cash and federal funds sold decreased $5,730,749 and $570,000, respectfully.  During this period, net
           loans increased by $3,053,608 to $154,340,769.

           The purchase of agency  and municipal
           securities accounts for the increase in
           investment securities from December 31, 1995 to June 30, 1996.

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

           The allowance for loan losses totalled
           $2,425,012 at June 30, 1996, an increase of $71,688 over the balance at December 31, 1995. For the six months ended June 30, 1996, the provision for loan losses totalled
           $63,000.  As a percent of loans, the
           allowance for loan losses at June 30, 1996 totalled 1.55% versus 1.53% at December 31,
           1995.

           Loans accounted for on a non-accrual basis totalled $1,051,000 and $1,009,000 at June
           30, 1996 and December 31, 1995 respectively.

           Accruing loans, contractually delinquent 90 days or more were $1,022,000 at June 30, 1996 and $791,000 at December 31, 1995.
           These loans are predominately secured by first lien mortgages on residential real estate where appraisal values mitigate any potential loss of interest and principal.
           The ratio of non-accruing loans and those accruing but delinquent more than 90 days to the allowance for loan losses stood at .85 times at June 30, 1996 and .76 times at December 31, 1995. Presently the portfolio has no loans that meet the definition of "trouble debt restructurings" under FAS 15.

           A watch list of potential problem loans is maintained and updated quarterly by an internal credit review committee. At this time there are no credits of substance that have the potential to become more than 90 days delinquent.

           The Bank has not had nor presently has any foreign outstandings. In addition, no known concentrations of credit presently exist.

           At June 30, 1996, the balance of other real estate was $375,458 compared to $943,108 at December 31, 1995. During the first quarter of 1996, two properties were transferred into the account. In addition, three properties that were on the books at December 31, 1995, were sold during the first six months of 1996.


         Deposits

           At June 30, 1996 total deposits amounted to $204,694,146 representing an increase of
           $2,436,545 or a 1.20% increase over total deposits at December 31, 1995.

         Other Liabilities

           At June 30, 1996, other liabilities
           totalled $4,519,319 or a $1,096,102 increase
           over the balance at December 31, 1995. This increase is primarily due to an increase in accrued taxes and accrued expenses.


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

           At June 30, 1996, regulatory capital to
           total assets was 11.74% compared to 12.23% at December 31, 1995. Primary capital to total assets at June 30, 1996 was 12.69% compared to 13.20% at December 31, 1995.

           The Federal Reserve Board, the FDIC and the
           OCC have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8.00% (of which at least 4.00% must be in the form of common stockholders' equity). Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. The required capital will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets

           Capital is being maintained in compliance with the new risk-based capital guidelines.
           The Company's Tier 1 Capital to total risk weighted assets ratio is 18.39% and the total capital ratio to total risk weighted assets ratio is 19.64%.

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

            6.  Net Primary Liquid Assets to Total
                 Assets, greater than 10%

            7.  Net Primary Liquid Assets to Total
                 Liabilities, greater than 10%

            8.  Total Liquid Assets to Total Assets,
                 greater than 25%

            9.  Total Liquid Assets to Total
                 Liabilities, greater than 25%


        The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totalling $15,509,900 from correspondent banks should the need for short-term funds arise.

        The following table sets forth the Bank's interest rate sensitivity as of June 30, 1996:

                                          AFTER ONE      AFTER FIVE      AFTER
                            WITHIN        BUT WITHIN     BUT WITHIN       TEN
                            ONE YEAR      FIVE YEARS     TEN YEARS       YEARS

Earning Assets (1) (2)         $68,095         $31,364       $30,967     $105,627
Interest-bearing
  liabilities (3)              129,377          58,570           444           85
                         ---------------------------------------------------------

Gap:
   By period                   (61,282)        (27,206)       30,523      105,542
   By cumulative               (61,282)        (88,488)      (57,965)      47,577
                         ---------------------------------------------------------
Earning assets:
   Investments (1)             $17,881          $2,782        $4,636      $55,039
   Loans (2)                    50,214          28,582        26,331       50,588

Interest-bearing
liabilities: (3)
   Interest-bearing
   deposits                   $118,634         $56,293          $444          $85

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

Part II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K.

     a.  Exhibits:

Number      Description
- -------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule


     b.  Reports:  No reports on Form 8-K were filed in the second quarter of
                   1996.



 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
  (Registrant)


Date:  August 9, 1996
                                                       --------------


Date:  August 9, 1996
                                                       --------------




Number      Description
- -------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule

 EXHIBIT 11

STATEMENT OF COMPUTATION OF EARNING PER SHARE
FOR THE PERIOD ENDED 6/30/96

                                             LESS         FRACTION
               SHARES                     FRACTIONAL         OF        WEIGHTED
DATE         OUTSTANDING  RESTATEMENT       SHARES          YEAR        SHARES
- ----------------------------------------------------------------------------------
1/01/96-1/03   1,271,339       -              -            3/182           20,956
1/04/96-6/02   1,271,528       -              -           151/182       1,054,949
6/03/96-6/10   1,271,903       -              -            8/182           55,908
6/11/96-6/30   1,272,248       -              -            20/182         139,807
                                                                     ------------
  WEIGHTED SHARES OUTSTANDING  6/30/96                                  1,271,620
                                                                     =============

NET INCOME 6/30/96                          $2,248,261
                                            ----------
WEIGHTED SHARES OUTSTANDING  6/30/96         1,271,620
EARNINGS PER SHARE 6/30/96                                                  $1.77
                                                                     =============

STATEMENT OF COMPUTATION OF EARNING PER SHARE
FOR THE PERIOD ENDED 6/30/95

                                             LESS         FRACTION
               SHARES                     FRACTIONAL         OF        WEIGHTED
DATE         OUTSTANDING  RESTATEMENT       SHARES          YEAR        SHARES
- ----------------------------------------------------------------------------------
1/01/95-6/30     844,612           1.5              40    181/181       1,266,878
                                                                     =============


NET INCOME 6/30/95                           1,633,492
WEIGHTED SHARES OUTSTANDING  6/30/95         1,266,878
EARNINGS PER SHARE 6/30/95                                                  $1.29
                                                                     =============