Form 10-Q
period 1996-09-30
PENNS WOODS BANCORP INC
filed 1996-11-13
CIK 716605

secQ996
FORM 10-Q QUARTERLY REPORT

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



 FORM 10-Q

QUARTERLY REPORT UNDER SECTION 10
OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1996            Commission file number
                                        0-17077


PENNS WOODS BANCORP, INC.

Incorporated in Pennsylvania                                 23-2226454


Main Office                             115 South Main Street
                                        Jersey Shore, Pennsylvania, 1774

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES [  X  ]                                          NO[     ]


On September 30, 1996 there were 1,272,248 shares of the Registrant's common stock outstanding.

PART  I  FINANCIAL STATMENTS

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
AT DATES INDICATED
                                                                         September 30,    December 31,
                                                                              1996            1995
                                                                        --------------------------------
ASSETS:
  Cash and due from banks                                                    $9,163,915     $14,283,649
  Investment securities available-for-sale                                   78,493,306      65,322,241
  Investment Securities held-to-maturity                                      2,609,744       2,817,174
  Federal funds sold                                                                  0         570,000
  Loans, net of unearned discount                                           159,859,249     153,640,485
  Allowance for loan losses                                                  (2,400,620)     (2,353,324)

            Loans, net                                                      157,458,629     151,287,161

  Bank premises and equipment                                                 3,637,610       3,808,885
  Foreclosed assets held for sale                                               410,458         943,108
  Accrued interest receivable                                                 1,667,476       1,717,616
  Other assets                                                                2,282,092       1,878,740
                                                                        --------------------------------
            TOTAL ASSETS                                                   $255,723,230    $242,628,574
                                                                        ================================

LIABILITIES:
  Demand Deposits                                                           $27,417,395     $27,178,753
  Interest-bearing demand deposits                                           36,265,649      37,155,122
  Savings deposits                                                           44,517,200      45,019,071
  Time deposits                                                              92,887,962      92,904,655
                                                                        --------------------------------
            Total deposits                                                 $201,088,206    $202,257,601

  Federal funds purchased                                                   $12,360,000              $0
  Securities sold under repurchase agreements                                 6,966,959       6,344,111
  Accrued interest payable                                                      785,608         918,841
  Other Liabilities                                                           3,109,840       3,423,217
            Total liabilities                                           --------------------------------
                                                                           $224,310,613    $212,943,770
                                                                        --------------------------------
SHAREHOLDERS' EQUITY:
  Common stock, par value $10 per share,
            10,000,000 shares authorized;
            1,272,248 shares issued and outstanding
            at September 30, 1996 and 10,000,000
            shares authorized; 1,271,339 issued and
            outstanding at December 31, 1995                                $12,722,480     $12,713,390
  Additional paid-in capital                                                  4,474,192       4,453,353
  Retained earnings                                                          12,787,812      10,059,806
  Net unrealized gain (loss) on securities
            available for sale                                                1,428,133       2,458,255
                                                                        --------------------------------
            Total shareholders' equity                                      $31,412,617     $29,684,804
                                                                        --------------------------------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                                           $255,723,230    $242,628,574
                                                                        ================================

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIODS INDICATED

                                                          NINE MONTHS     NINE MONTHS       QUARTER          QUARTER
                                                             ENDED           ENDED           ENDED            ENDED
                                                        September 30, 19September 30, 19Septmeber 30, 19September 30, 1995
                                                        ------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                                $11,041,682     $10,975,005      $3,767,919        $3,767,229
  Interest and dividends on investments:                ------------------------------------------------------------------
            Taxable interest                                  2,367,102       1,706,949         757,004           567,797
            Nontaxable interest                                 902,886         826,627         391,332           264,438
            Dividends                                           381,637         299,487         132,871           100,030
                                                        ------------------------------------------------------------------
            Total interest and dividends
            on investments                                    3,651,625       2,833,063       1,281,207           932,265
            Interest on Federal funds sold                       25,331         131,150               0            64,788
                                                        ------------------------------------------------------------------
            Total interest income                            14,718,638      13,939,218       5,049,126         4,764,282
                                                        ------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                        5,612,904       5,391,200       1,854,040         1,906,190
  Interest on Federal funds purchased                           162,708          65,323         125,037                58
  Interest on securities sold under
     repurchase agreements                                      229,441         145,759          78,367            60,911
  Interest on other borrowings                                        0         195,668               0                 0
                                                        ------------------------------------------------------------------
            Total interest expense                            6,005,053       5,797,950       2,057,444         1,967,159
                                                        ------------------------------------------------------------------
  Net interest income                                         8,713,585       8,141,268       2,991,682         2,797,123
  Provision for loan losses                                      84,000         300,015          21,000           100,005
                                                        ------------------------------------------------------------------
  Net interest income after provision for
  loan losses                                                 8,629,585       7,841,253       2,970,682         2,697,118
                                                        ------------------------------------------------------------------
OTHER OPERATING INCOME:
  Service charges                                               625,809         558,856         217,753           201,736
  Securities gains                                              688,300         887,063         397,776           321,411
  Other income                                                  215,665         185,242          57,538            53,751
                                                        ------------------------------------------------------------------
            Total other operating income                      1,529,774       1,631,161         673,067           576,898
                                                        ------------------------------------------------------------------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                              2,697,959       3,121,486         920,633           863,121
  Occupancy expense, net                                        356,848         360,166         109,803           114,729
  Furniture and equipment expense                               386,695         485,333         154,424           118,301
  Other expenses                                              1,816,532       1,942,506         565,597           591,498
                                                        ------------------------------------------------------------------
            Total other operating expenses                    5,258,034       5,909,491       1,750,457         1,687,649
                                                        ------------------------------------------------------------------
INCOME BEFORE TAXES                                           4,901,325       3,562,923       1,893,292         1,586,367
INCOME TAX PROVISION                                          1,295,627         888,177         535,855           545,113
                                                        ------------------------------------------------------------------
NET INCOME                                                   $3,605,698      $2,674,746      $1,357,437        $1,041,254
                                                        ==================================================================
EARNINGS PER SHARE                                                 2.84            2.11            1.07              0.82
                                                        ==================================================================
TOTAL SHARES OUTSTANDING                                      1,272,248       1,266,997       1,272,248         1,266,997
                                                        ==================================================================
   (ADJUSTED FOR 50% STOCK DIVIDEND)

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE  NINE  MONTHS ENDED SEPTEMBER 30, 1996

                                                                                             UNREALIZED
                                                                                             APPRECIATION
                                                                      ADDITONAL              (DEPRECIATION) ON TOTAL
                                                            COMMON    PAID-IN    RETAINED    SECURITIES        SHAREHOLDERS'
                                                            STOCK     CAPITAL    EARNINGS    AVAILABLE-FOR-SALE EQUITY
                                                       ---------------------------------------------------------------------------
Balance, December 31, 1995                               $12,713,390  $4,453,353 $10,059,806 $2,458,255   $29,684,804
net income for the nine months ended
     September 30, 1996                                                           3,605,698                 3,605,698
Dividends declared and paid                                                        (877,692)                 (877,692)
Net change in unrealized gain on martetable
     equity securities                                                                        (1,030,122)  (1,030,122)
Stock options exercised                                         9,090      20,839                              29,929
                                                        ---------------------------------------------------------
Balance, September 30, 1996                               $12,722,480  $4,474,192 $12,787,812 $1,428,133  $31,412,617
                                                        =============================================================

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT
OF CASH FLOWS
FOR THE QUARTERS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                                        1996            1995
                                                                        --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                 $3,605,698      $2,674,746
  Adjustments to reconcile net income to net cash
  provided by operating activities
            Depreciation                                                        256,194         258,412
            Provision for loan losses                                            84,000         300,015
            Amortization of investment security premiums                         14,603          29,761
            Accretion of investment security discounts                          (42,840)        (82,407)
            Securities gains                                                   (688,300)       (887,063)
            Salary expense recognized in relation to exercise of
               stock options                                                          0          74,265
            Increase in all other assets                                        177,457        (851,178)
            Increase (decrease) in all other liabilities                       (446,610)      1,391,966
                                                                        --------------------------------
                 Net cash provided by operating activities                    2,960,202       2,908,517
                                                                        --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available-for-sale                                 (36,002,645)    (32,560,319)
  Proceeds from sale of securities available-for-sale                        21,980,284      34,408,708
  Purchase of securities held-to-maturity                                      (647,599)        (50,000)
  Proceeds from calls and maturities of securities held-to-maturity             862,071       4,934,931
  Net increase in loans                                                      (6,255,468)     (3,429,145)
  Decrease in foreclosed assets                                                 532,650        (633,773)
  Acquisition of bank premises and equipment                                    (84,919)       (367,062)
                                                                        --------------------------------
                 Net cash provided by (used in) investing activities        (19,615,626)      2,303,340
                                                                        --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                                  (1,408,037)      5,113,517
  Net  increase in noninterest-bearing deposits                                 238,642         900,388
  Net increase (decrease) in sec. sold under repurch. agree.                    622,848         524,470
  Increase (decrease)  in other borrowed funds                               12,360,000      (7,170,000)
  Repayment of long-term borrowings                                                   0      (7,000,000)
  Dividends paid                                                               (877,692)       (756,142)
  Stock options exercised                                                        29,929               0
                                                                        --------------------------------
                 Net cash (used in) provided by financing activities         10,965,690      (8,387,767)
                                                                        --------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (5,689,734)     (3,175,910)
CASH AND CASH EQUIVALENTS, BEGINNING                                         14,853,649      12,025,441
                                                                        --------------------------------
CASH AND CASH EQUIVALENTS, ENDING                                            $9,163,915      $8,849,531
                                                                        ================================



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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      EARNINGS SUMMARY

         Interest Income

            For the nine months ended September 30, 1996, total interest income increased by $779,420 or 5.59% compared to the same period in 1995.
            This increase is due to a slight increase of $66,677 in interest and fees on loans, an increase in total interest and dividends on investments of $818,562 and a $105,819 decrease in income on federal funds sold.

            The slight increase in interest and fees on loans of $66,677 was primarily due to an increase in loan volume during this period of $6,218,764. The decrease in interest on federal funds sold of $105,819 was due to a decrease in the amount of funds sold.
            Interest and dividends on investments
            increased primarily due to an increase in taxable interest of $660,153 and a slight increase in nontaxable interest on investments of $76,259. In addition, there was an increase in dividend income of $82,150 due to an increase of holdings in the equity portfolio.

         Interest Expense

            For the nine months ended September 30, 1996, total interest expense increased $207,103 or 3.57% over the same period in 1995. This increase can be attributed to the interest paid on interest-bearing deposits due to the volume of deposits held during the first nine months of 1996 compared to the volume held during the first nine months of 1995.

         Provision for Loan Losses

            The provision for losses for the nine
            months ended September 30, 1996 decreased
            $216,015 from the corresponding period in 1995. This decrease reflects a decline in anticipated losses on small business loans for the first nine months of 1996 and the fiscal year.

            As of the third quarter of 1996, charge offs exceeded recoveries by $36,000 compared to the third quarter of 1995 when charge offs exceeded recoveries by $64,000. Provisions to date total $84,000 as compared to provisions through September 30, 1995 of $300,015.

            Senior Management utilizes several
            different methods to determine the adequacy of the loan loss allowance and to establish quarterly provisions. Among these methods is the analysis of the most recent five year average loss history, the coverage of non-performing loans provided by the allowance, an estimate of potential loss in homogeneous pools of loans and the internal credit rating assigned to watch any problem loans.

            In addition to the preceding, senior
            management also reviews macro portfolio
            risks such as the absence of
            concentrations, absence of foreign credit exposure and growth objectives in further tuning the allowance and provisions.

            The ratio of non-accruing loans and those
            accruing but delinquent more than 90 days
            (collectively called "non-performing"
            loans) to the allowance for loan losses
            stood at .61 times at September 30, 1996 an
            improvement  in coverage from the .76 times at
            December 31, 1995.   The decrease in
            non-performing loans occurred throughout the entire portfolio. Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.


         Other Operating Income

            Other operating income for the nine months ended September 30, 1996 decreased $101,387 or
            6.22% from the same time period in 1995.
            This decrease is due to the net effect of an increase in service charges collected of $66,953, a decrease in securities gains realized of $198,763 and an increase in other income of $30,423.

            The increase in service charges  was
            a result of an increase in service charges collected on deposit accounts. Gains taken on the sale of two foreclosed assets during the second quarter of 1996 was the contributing factor to the increase in other income. The primary decrease in other operating income was due to the decline in securities gains recognized of $198,763. Realized gains were on partial sales of equity securities that have been in the portfolio long-term that had reached what management had determined to be their maximum potential.

         Other Operating Expense
            For the nine months ended September 30, 1996
            total other operating expenses decreased $651,457 or 11.02% over the same period in 1995.

            Employee salaries and benefits
            decreased $423,527.  When comparing the
            amount of salaries and employee benefits expense incurred during the first nine months of 1996 to the same period in 1995, it should be noted that in the first quarter of 1995, salaries and employee benefits was charged to satsify the terms of two Lock Haven Savings Bank executives' employment agreements in connection with the merger. This expense did not reoccur in 1996, therefore, this reduction, netted with increases in salary levels, accounts for the overall $423,527 decrease in salaries and employee benefits.

            Occupancy expense decreased $3,318 and
             furniture and equipment expense decreased
             $98,638. The minimal decrease in occupancy expense is the net result of an increase in the amount of maintenance and repairs expense incurred and a decrease in rental expense due to the expiration of the lease for one of the branch offices that was closed after the merger with Lock Haven Savings Bank in April, 1995.

             The $98,638 decrease in furniture and
             equipment expense can be attributed to the closing of two branch offices after the merger.

            For the nine months ended September 30, 1996
            total other operating expenses decreased $651,457 or 11.02% over the same period in 1995.
            Expenses included under the other expenses
            heading are such items as: advertising, postage, maintenance, FDIC, SAIF and other insurance, Pennsylvania State shares tax,
            legal and professional fees, telephone,
            printing and supplies and other general and
            administrative expenses.   Decreases in
            other expenses totalled $125,974. During the first quarter of 1995, expenses were incurred that related to the acquisition of Lock Haven Savings Bank. These expenses were non-recurring, and therefore, did not reoccur during the first quarter of 1996. This reduction coupled with an increase in FDIC expense, due to a Special Assessment on SAIF-assessable deposits called for under the recently enacted "Deposit Insurance Funds
            Act of 1996", are the primary factors contributing to the $125,974 decrease in other expenses.

         Provision for Income Taxes

            Provision for income taxes for the nine
            months ended September 30, 1996 resulted in an effective income tax rate of 26.43% compared to 24.93% for the corresponding period in 1995. The increase noted is primarily a result of an increase in taxable interest on investments, a reduction in the provision for loan losses and lower operating expenses.



         ASSET/LIABILITY MANAGEMENT

         Assets

           At September 30, 1996, cash, federal funds sold, and investment securities totalled
           $90,266,965, or a net increase of $7,273,901
           over the corresponding balance at December
           31, 1995.  Investment securities increased,
           $12,963,635, while cash and federal funds sold decreased $5,119,734 and $570,000, respectfully. During this period, net loans increased by $6,171,468 to $157,458,629.

           The purchase of agency  and municipal
           securities accounts for the increase in
           investment securities from December 31, 1995 to September 30, 1996.

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

           The allowance for loan losses totalled
           $2,400,620 at September 30, 1996, an increase of $47,296 over the balance at December 31, 1995. For the nine months ended September 30, 1996, the provision for loan losses totalled
           $84,000.  As a percent of loans, the
           allowance for loan losses at September 30, 1996 totalled 1.50% versus 1.53% at December 31,
           1995.

           Loans accounted for on a non-accrual basis totalled $938,000 and $1,009,000 at September
           30, 1996 and December 31, 1995 respectively.

           Accruing loans, contractually delinquent 90 days or more were $517,000 at September 30, 1996 and $791,000 at December 31, 1995.
           These loans are predominately secured by first lien mortgages on residential real estate where appraisal values mitigate any potential loss of interest and principal.
           The ratio of non-accruing loans and those accruing but delinquent more than 90 days to the allowance for loan losses stood at .61 times at Sepember 30, 1996 and .76 times at December 31, 1995. Presently the portfolio has no loans that meet the definition of "trouble debt restructurings" under FAS 15.

           A watch list of potential problem loans is maintained and updated quarterly by an internal credit review committee. At this time there are no credits of substance that have the potential to become more than 90 days delinquent.

           The Bank has not had nor presently has any foreign outstandings. In addition, no known concentrations of credit presently exist.

           At September 30, 1996, the balance of other real estate was $410,458 compared to $943,108 at December 31, 1995. Two properties were transferred into the account during the first quarter of 1996, and one property was transferred into the account during the third quarter. In addition, three properties that were on the books at December 31, 1995, were sold during the first six months of 1996.


         Deposits

           At September 30, 1996 total deposits amounted to $201,088,206 representing a decrease of
           $1,169,395 or a .58% decrease from total deposits at December 31, 1995.

         Other Liabilities

           At September 30, 1996, other liabilities totalled $3,109,840 or a $313,377 decrease over the balance at December 31, 1995. This decrease is primarily due to a decrease in accrued taxes and accrued expenses.


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

           At September 30, 1996, regulatory capital to total assets was 12.28% compared to 12.23% at December 31, 1995. Primary capital to total assets at September 30, 1996 was 13.22% compared to 13.20% at December 31, 1995.

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

           Capital is being maintained in compliance with the new risk-based capital guidelines.
           The Company's Tier 1 Capital to total risk weighted assets ratio is 18.93% and the total capital ratio to total risk weighted assets ratio is 20.18%.

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

            1.  Net Loans to Total Assets,  70% maximum

            2.  Net Loans to Total Deposits, 85% maximum

            3.  Net Loans to Core Deposits, 90% maximum

            4.  Investments to Total Assets, 40% maximum

            5.  Investments to Total Deposits, 50% maximum

            6.  Total Liquid Assets to Total Assets, 25% minimum

            7.  Total Liquid Assets to Total Liabilities, 25% minimum

            8.  Volatility Liability Dependence Ratio, 10% maximum


        The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totalling $15,509,900 from correspondent banks.
        In addition, the Bank has an agreement with the Federal Home Loan Bank of Pittsburgh that enables the Bank to receive advances up to $76,216,000 for terms of 1 to 120 days under the Federal Home Loan Bank's "Repo Plus" credit program. All of the funding mentioned is available to the Bank, should the need for short-term funds arise.

        The following table sets forth the Bank's interest rate sensitivity as of September 30, 1996:

                                           AFTER ONE      AFTER THREE        AFTER
                             WITHIN        BUT WITHIN      BUT WITHIN         FIVE
                             ONE YEAR     THREE YEARS      FIVE YEARS        YEARS

Earning assets: (1) (2)
   Investment securities (      $                 $             $                $           42,512

   Loans  (2)                    72,670          37,948          35,393          16,076
                          --------------------------------------------------------------
Total earnings assets            81,420          53,733          45,116          58,588

Interest bearing liabilities:
   Deposits (3)                  87,904          48,964          19,724          17,003
   Borrowings                    18,020             370             270           2,627
                          --------------------------------------------------------------
Total interest bearing lia      105,924          49,334          19,994          19,630

Net non-interest bearing
   funding (4)                    7,705          11,733           8,429          16,108
                          --------------------------------------------------------------
Total net funding sources       113,629          61,067          28,423          35,738

Excess assets (liabilities      (32,209)         (7,334)         16,693          22,850
Cumulative excess
   assets (liabilities)         (32,209)        (39,543)        (22,850)              -

   (1) Investment balances reflect estimated prepayments on mortgage-backed securities.

   (2) Loan balances include annual repayment assumptions based on projected cash flow from the loan portfolio. The cash flow projections are based on the terms of the credit facilities and estimated prepayments on fixed rate mortgage loans. Loans include loans held for resale.

   (3) Adjustments to the interest sensitivity of Savings, NOW and MMDA account balances reflect managerial assumptions based on historical experience, expected behavior in future rate environments and JSSB's positioning for these products.

   (4) Net non-interest bearing funds is the sum of non-interest bearing liabilities and shareholders' equity minus non-interest earning assets and reflect managerial assumptions as to the appropriate investment maturities for these sources.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01 (b) (8) of Regulation S-X.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K.

     a.  Exhibits:

Number      Description
--------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule


     b. Reports: No reports on Form 8-K were filed in the third quarter of 1996.



 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
  (Registrant)


Date:       November  13, 1996
                                        --------------------------------
                                        Theodore H. Reich, President

Date:       November 13, 1996
                                        --------------------------------
                                        Sonya E. Hartranft, Secretary



            Description
--------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule

 EXHIBIT 11

STATEMENT OF COMPUTATION OF EARNING PER SHARE
FOR THE PERIOD ENDED 9/30/96

                                              LESS          FRACTION
                SHARES                     FRACTIONAL          OF           WEIGHTED
DATE         OUTSTANDING   RESTATEMENT       SHARES           YEAR           SHARES
----------------------------------------------------------------------------------------
1/01/96-1/03    1,271,339       -              -             3/274               13,920
1/04/96-6/02    1,271,528       -              -            151/274             700,732
6/03/96-6/10    1,271,903       -              -             8/274               37,136
6/11/96-9/30    1,272,248       -              -            112/274             520,043

  WEIGHTED SHARES OUTSTANDING  9/30/96                                        1,271,831
                                                                        ================

NET INCOME 9/30/96                           $3,605,698
WEIGHTED SHARES OUTSTANDING  9/30/96          1,271,831
EARNINGS PER SHARE 9/30/96                                                        $2.84
                                                                        ================

STATEMENT OF COMPUTATION OF EARNING PER SHARE
FOR THE PERIOD ENDED 9/30/95

                                              LESS          FRACTION
                SHARES                     FRACTIONAL          OF           WEIGHTED
DATE         OUTSTANDING   RESTATEMENT       SHARES           YEAR           SHARES
----------------------------------------------------------------------------------------
1/01/95-8/31      844,612           1.5              40     243/273           1,127,660
9/01/95-9/30    1,267,964                                    30/273             139,337

WEIGHTED SHARES OUTSTANDING 9/30/95                                           1,266,997
                                                                        ================

NET INCOME 9/30/95                           $2,674,746
WEIGHTED SHARES OUTSTANDING  9/30/95          1,266,997
EARNINGS PER SHARE 9/30/95                                                        $2.11
                                                                        ================

