Form 10-K
period 1996-12-31
PENNS WOODS BANCORP INC
filed 1997-03-20
CIK 716605

TABLE OF CONTENTS
Letter to Shareholders                                        2
Three Year Financial Highlights                               3
Report of Independent Certified Accountants                   4
Consolidated Balance Sheet                                    5
Consolidated Statement of Income                              6
Consolidated Statement of Changes in                          7
Shareholder's Equity
Consolidated Statement of Cash Flows                          8
Notes to Consolidated Financial Statements                 9-20
Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operation              21-36
SEC Form 10-K                                             37-49
Management and Board of Directors                            50
Offices of Jersey Shore State Bank                           51
FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended   December 31, 1996

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________________to___________

Commission file number      0-17077

PENNS WOODS BANCORP, INC.
(exact name of registrant as specified in its charter)


Pennsylvania                            23-2226454
  (State or other jurisdiction          (IRS. Employer
of incorporation or organization)       Identification No.)


115 South Main Street, PO. Box 5098
Jersey Shore, Pennsylvania 17740
(Address of principal executive offices)

Registrant's telephone number, including area code
                                        (717) 398-2213
Securities registered pursuant to Section 12(b) of the Act:

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

State the aggregate market value of the voting stock held by
non-affiliates of the registrant        $46,348,842 at February 28, 1997


Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
Class                       Outstanding at February 29, 1997
Common Stock, $10 Par Value 1,277,298 Shares


DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

a).  Penns Woods Bancorp, Inc. 1996 Annual Report (Annual Report)
b). Penns Woods Bancorp, Inc. Proxy Statement (Proxy Statement dated March 25, 1997)
Location in Form 10-K                   Incorporated Information

                  Part II
Item  7.          Management's Discussion           Pages 21 through 36 of the
                  and Analysis of Consolidated      Annual Report
                  Financial Condition and
                  Results of Operations

Item  8.          Financial Statements and           Pages 5 through 20 of
                  Supplementary Data                 the Annual Report

                  Part III
Item 13.          Certain Relationships and           Page 15 of the Annual
                  Related Transactions                Report

INDEX

PART I

ITEM                                                            PAGE
Item 1.           Business                                      39-43
Item 2.           Properties                                    44
                  Legal Proceedings                             44
Item 4.           Submission of Matters to a Vote of Security   44
                  Holders
PART II
Item 5. Market for the Registrant's Common Stock and 45 Related Stockholder Matters
Item 6.           Selected Financial Data                       46
Item 7.           Management's Discussion and Analysis of       21-36
                  Consolidated Financial Condition and Results
                  of Operations
Item 8.           Financial Statements and Supplementary Data   47
Item 9.           Disagreements on Accounting and Financial
                  Disclosure                                    47

PART III
Item 10.          Directors and Executive Officers of the
                  Registrant                                    47
Item 11.          Executive Compensation                        47
Item 12.          Security Ownership and Certain Beneficial
                  Owners and Management                         47
Item 13.          Certain Relationships and Related Transactions47
PART IV
Item 1.           Exhibits, Financial Statement Schedules and   48
                  Reports on Form 8-K
Index to Exhibits                                               48
Signatures                                                      49

PART I

ITEM 1   BUSINESS
A.  General Development of Business and History
     On January 7, 1983, Penns Woods Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania as a bank holding company.
The Jersey Shore State Bank (the "Bank") became a wholly-owned subsidiary of the Company, and each outstanding share of Bank common stock was converted into one share of Company common stock. This transaction was approved by the shareholders of the Bank on April 11, 1983 and was officially effective on July 12, 1983. The Company's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. The Company's two other wholly-owned subsidiaries are Woods Real Estate Development Company and Woods
Investment Company, Inc.
     The Bank is engaged in commercial and retail banking and the taking of time and regular savings and demand deposits, the making of commercial and consumer loans and mortgage loans, and safe deposit services. Auxiliary services, such as cash management, are provided to commercial customers. It operates full banking services with seven offices in Northcentral Pennsylvania.
     Neither the Company nor the Bank anticipates that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on its competitive position. The Bank is not dependent on a single customer or a few customers, the loss of whom would have a material effect on the business of the Bank.
     The Bank employed approximately 133 persons as of December 31, 1996. The Company does not have any employees. The principal officers of the Bank also serve as officers of the Company.

B.  Regulations and Supervision
     The Company is under the jurisdiction of the Securities and Exchange Commission (the "SEC") and of state securities commissions for matters relating to the offering and sale of its securities. In addition, the Company is subject to the SEC's rules and regulations relating to periodic reporting, reporting to its shareholders, proxy solicitation and insider trading.
     The Company is also subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "BHCA") and to supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). The Bank is subject to the supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC"), as its primary federal regulator and as the insurer of the Bank's deposits. The Bank is also regulated and examined by the Pennsylvania Department of Banking (the "Department").
     The FRB has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.
As a result, the FRB, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to the Bank during periods of financial stress or adversity. The BHCA requires the Company to secure the prior approval of the FRB before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of 5% or more of any voting shares of any bank. Such a transaction would also require approval of the Department.
     A bank holding company is prohibited under the BHCA from engaging in, or acquiring direct or indirect control of, more than 5% of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.
     Bank holding companies are required to comply with the FRB's risk-based capital guidelines. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. Currently, the required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders' equity, less certain intangible assets. The remainder ("Tier 2 capital") may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, and a limited amount of the general loan loss allowance. The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.
     In addition to the risk-based capital guidelines, the FRB requires each bank holding company to comply with the leverage ratio, under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% to 5%. The Bank is subject to similar capital requirements adopted by the FDIC.

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

     Prompt Corrective Action - The FDIC has specified the levels at which an insured institution will be considered "well- capitalized," "adequately capitalized," "undercapitalized," and "critically undercapitalized." In the event an institution's capital deteriorates to the "undercapitalized" category or below, the Federal Deposit Insurance Act (the "FDIA") and FDIC regulations prescribe an increasing amount of regulatory intervention, including: (1) the institution of a capital restoration plan by a bank and a guarantee of the plan by a parent institution; and (2) the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well-capitalized institutions, the FDIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity.

     Deposit Insurance - There are two deposit insurance funds administered by the FDIC - the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"). The Bank's deposits are insured under the BIF; however, the deposits assumed by the Bank in connection with the merger of Lock Haven Savings Bank are treated and assessed as SAIF-insured deposits. The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measure. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.00% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the
well-capitalized group.   As of December 31, 1996, the Bank's ratios
were well above required minimum ratios.

     As a result of legislation in 1996 discussed below, both the BIF and SAIF are presently fully funded at more than the minimum amount required by law. Accordingly, the 1997 BIF and SAIF assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.

     While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation ("FICO") bonds. FICO was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds. On September 30, 1996, as part of the omnibus budget act, Congress enacted the Deposit Insurance Funds Act of 1996, which recapitalized the SAIF and provided that commercial banks would be subject to 1/5 of the assessment to which thrifts are subject for FICO bond payments through 1999. Beginning in 2000, commercial banks and thrifts will be subject to the same assessment for FICO bonds. The FICO assessment for the Bank (and all commercial banks) for the first six months of 1997 is $.0065 for each $100 of BIF deposits. Because the Bank has SAIF deposits as a result of its acquisition of Lock Haven Savings Bank, the Bank is also subject to a FICO assessment of $.0324 for each $100 of SAIF deposits for the first six months of 1997.
New Legislation

     The Deposit Insurance Funds Act of 1996 was a part of the larger Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"). EGRPRA is a lengthy Act that amends many different bank regulatory and consumer protection statutes. While EGRPRA does not contain any major changes to banking law (except for the FDIC and FICO assessments discussed above), it does contain a number of smaller provisions that are beneficial to the banking industry. In particular, certain routine regulatory application requirements and procedures have been reduced or eliminated, making it easier and less expensive for banks to comply with regulatory requirements. While the changes effected by EGRPRA are welcome, the direct effect on the Corporation and the Bank are expected to be minimal.

     Proposed legislation is introduced in almost every legislative session that would dramatically affect the regulation of the banking industry. Whether or not such legislation will ever be enacted and what effect it may have on the Corporation and the Bank cannot be estimated at this time.

D.  Interstate Banking

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law") amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allow for the acquisition by a bank holding company of a bank located in another state. Interstate bank mergers and branch purchase and assumption transactions will be allowed effective June 1, 1997; however, states may "opt-out" of the merger and purchase and assumption provisions by enacting a law which specifically prohibits such interstate transactions. States may, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to June 1, 1997. States may also enact legislation to allow for de novo interstate branching by out of state banks. Pennsylvania adopted "opt in" legislation which allows such transactions today, prior to the June 1, 1997 federal effective date.

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


DESCRIPTION OF BANK
a.  History and Business
     Jersey Shore State Bank (Bank) was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly-owned subsidiary of the Company on July 12, 1983.
     As of December 31, 1996, the Bank had total assets of $259,724,00; total shareholders' equity of $33,557,000 and total deposits of $203,016,000. Its deposits are insured by the Federal Deposit Insurance Corporation to the extent of $100,000 provided under current law.
      Jersey Shore State Bank engages in business as a commercial bank, doing business at several locations in Lycoming and Clinton Counties, Pennsylvania.
     Services offered by the Bank include accepting time, demand and savings deposits including Super NOW accounts, regular savings accounts, money market certificates, investment certificates, fixed rate certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations, making construction and mortgage loans and the renting of safe deposit facilities. Additional services include making residential mortgage loans, revolving credit loans with overdraft protection, small business loans, student loans, etc. Business loans include seasonal credit collateral loans and term loans, as well as accounts receivable and inventory financing.
     The Bank's portfolio mix can be classified into four principal categories. They are real estate, agricultural, commercial and consumer.
     Real estate loans can be further segmented into construction and land development, farm land, one-to-four family residential, multi-family and commercial or industrial. Qualified borrowers are defined by policy or by industry underwriting standards.
Owner provided equity requirements range from 20% to 30% with a first lien status required. Terms are restricted to between 10 and 20 years with the exception of construction and land development, which is limited to one to five years. Appraisals, verifications and visitations comply with industry standards.
     Financial information that is required on all commercial mortgages includes the most current three years' balance sheets and income statements and projections on income to be developed through the project. In the case of corporations and partnerships, the principals are often asked to indebt themselves personally as well. As regards residential mortgages, repayment ability is determined from information contained in the application and recent income tax returns.
Emphasis is on credit, employment, income and residency verification. Broad hazard insurance is always required and flood insurance where applicable. In the case of construction mortgages, builders risk insurance is requested. Adjustable rate mortgages are not offered for residential mortgages.
     Agricultural loans for the purchase or improvement of real estate must meet the Bank's real estate underwriting criteria. The only permissible exception is when a Farmers Home Loan Administration guaranty is obtained. Agricultural loans made for the purchase of equipment are usually payable in three years, but never more than seven, depending upon the useful life of the purchased asset.
Minimum borrower equity required is 20%. Livestock financing criteria depends upon the nature of the operation. A dairy herd could be financed over three years, but a feeder operation would require cleanup in intervals of less than one year. Agricultural loans are also made for crop production purposes. Such loans are structured to repay within the production cycle and not carried over into a subsequent year. General purpose working capital loans are also a possibility with repayment expected within one year. It is also a general policy to collateralize non-real estate loans with not only the asset purchased but also junior liens on all other available assets. Insurance and credit criteria is the same as mentioned previously. In addition, annual visits are made to our agricultural customers to determine the general condition of assets. Personal credit requirements are handled as consumer loans.

     Commercial loans are made for the acquisition and improvement of real estate, purchase of equipment and for working capital purposes on a seasonal or revolving basis.
Criteria was discussed under real estate financing for such loans, but it is important to note that such loans may be made through the regional industrial corporation and the Pennsylvania Industrial Development Authority. Caution is also exercised in taking industrial property for collateral by requiring, on a selective basis, environmental audits.
     Equipment loans are generally amortized over three to seven years, with an owner equity contribution required of at least 20% of the purchase price. Unusually expensive pieces may be financed for a longer period depending upon the asset's useful life. The increased cash flow resulting from the additional piece, through improved income or greater depreciation expense, serves in establishing the terms. Insurance coverage with the Bank as loss payee is required, especially in the case where the equipment is rolling stock.
     Seasonal and revolving lines of credit are offered for working capital purposes. Collateral for such a loan includes the pledge of inventory and/or receivables. Drawing availability is usually
50% of inventory and 75% of eligible receivables. Eligible receivables are defined as invoices less than 90 days delinquent. Exclusive reliance is very seldom placed on such collateral, therefore other lienable assets are also taken into the collateral pool. Where reliance is placed on inventory and accounts receivable, the applicant must provide financial information including agings on a monthly basis. In addition, the guaranty of the principals is usually obtained.
     It is unusual for Jersey Shore State Bank to make unsecured commercial loans. But when such a loan is a necessity, credit information in the file must support that decision.
     Letter of Credit availablity is limited to standbys where the customer is well known to the Bank. Credit criteria is the same as that utilized in making a direct loan and collateral is obtained in most cases, and whenever the expiration date is for more than one year.
     Consumer loan products include second mortgages, automobile financing, small loan requests, overdraft check lines and PHEAA loans. Our policy includes standards used in the industry on debt service ratios and terms are consistent with prudent underwriting standards and the use of proceeds.
Verifications are made of employment and residency, along with credit history. Second mortgages are confined to equity borrowing and home improvements. Terms are generally ten years or less and rates are fixed. Loan to collateral value criteria is 80% or less and verifications are made to determine values.
     Automobile financing is generally restricted to four years and done on a direct basis. The Bank, as a practice, does not floor plan and therefore does not discount dealer paper. Small loan requests are to accommodate personal needs such as the purchase of small appliances or for the payment of taxes.
Overdraft check lines are limited to $5,000 or less.
     The Bank's investment portfolio is analyzed and priced on a monthly basis. Investments are made in U.S. Treasuries, U.S.
Agency issues, bank qualified municipal bonds, corporate bonds and corporate stocks which consist of Pennsylvania bank stocks. Bonds with BAA or better ratings are used, unless a local issue is purchased that has a lesser or no rating.
     Factors taken into consideration when investments are made include liquidity, the company's tax position and the policies of the Asset/Liability Committee.
     The Bank has experienced deposit growth in the range of 3.10% to 6.54% over the last five years. This growth has primarily come in the form of core deposits. Although the Bank has regular opportunities to bid on pools of funds of $100,000 or more in the hands of municipalities, hospitals and others, it does not rely on these monies to fund loans on intermediate or longer term investments. Minor seasonal growth in deposits is experienced at or near the year end.
     It is the policy of Jersey Shore State Bank to generally maintain a rate sensitive asset (RSA) to rate sensitive liability
(RSL) ratio of 200% of equity for a 6-month time horizon, 175% of equity for a 2-year time horizon and 150% of equity for a 5-year time horizon.
     The Bank operates 7 full service offices in Lycoming and Clinton Counties, Pennsylvania. The economic base of the region is developed around service, light manufacturing industries and agriculture. The banking environment in Lycoming and Clinton Counties, Pennsylvania is highly competitive. The Bank competes for loans and deposits with commercial banks, savings and loan associations and other financial institutions.
     The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

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


     The policies and regulations of the Federal Reserve Board have had and will probably continue to have a significant effect on the Bank's deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank's operation in the future. The effect of such policies and regulations upon the future business and earnings of the Bank cannot accurately be predicted.


EXECUTIVE OFFICERS OF THE REGISTRANT:
NAME              AGE       FIVE-YEAR ANALYSIS OF DUTIES
Theodore H. Reich        58 President and Chief Executive Officer
                            of the Company; the Bank; Woods
                            Real Estate Development Co., Inc.;
                            and  Woods Investment Company, Inc.

Ronald A. Walko          50 Vice President of the Company; Senior
                            Vice President and Senior Loan Officer
                            of the Bank from 1986 to current; Vice
                            President of Woods Investment
                            Company, Inc.; Federal bank examiner
                            prior to 1986 for an eighteen-year
                            period.

Hubert A. Valencik       55 Vice President of the Company; Senior
                            Vice President and Operations Officer
                            of the Bank; Vice President of Woods
                            Real Estate Development Co., Inc. and
                            Woods Investment Company, Inc.; Vice
                            President with another bank prior to
                            1985 for a fourteen-year period.

Chris B. Ward            50 Treasurer of the Company; Vice
                            President of the Bank; Treasurer of
                            Woods Real Estate Development Co.,
                            Inc. and Woods Investment Company,
                            Inc.

Sonya E. Hartranft       37 Secretary of the Company; Controller
                            of the Bank; Secretary of Woods Real
                            Estate Development Co., Inc. and
                            Woods Investment Company, Inc.
The following individual is an officer of the Bank only:

G. David Gundy           48 Vice President.of the Bank;
                            Vice President and Regional
                            Manager with another bank
                            prior to 1992 for a thirteen-year
                            period.
ITEM  2    PROPERTIES
     The Company owns and leases its properties.
     Listed herewith are the locations of properties owned or leased, in which the banking offices are located; all properties are in good condition and adequate for the Bank's purposes:

Office            Address
Main              115 South Main Street              Owned
                  PO. Box 5098
                  Jersey Shore, Pennsylvania  17740

Jersey Shore      112 Bridge Street                  Owned
                  Jersey Shore, Pennsylvania  17740

DuBoistown        2675 Euclid Avenue                 Under Lease
                  DuBoistown, Pennsylvania  17701     -- see below

Williamsport      300 Market Street                  Owned
                  PO. Box 967
                  Williamsport, Pennsylvania  17703-0967

Montgomery        RD. 1, Box 493                     Under Lease
                  Montgomery, Pennsylvania  17752     -- see below

Lock Haven        4 West Main Street                 Owned
                  Lock Haven, Pennsylvania 17745

Mill Hall         Millbrook Plaza, Hogan Boulevard   Under Lease
                  Mill Hall, Pennsylvania  17751      -- see below

     The DuBoistown branch office was leased for a twenty-year
period that ended in 1995. After the initial twenty-year period, the Bank had the option to extend the lease for each of four successive five-year terms.  In 1995 the bank extended the lease for the first of four five-year optional terms. At the end of the last five-year extension, the Bank shall be afforded the opportunity to negotiate a new lease agreement. The Bank is granted, during the term of the lease or any renewal or extension thereof, an option to purchase the leased property at any time at a purchase price to be determined in the following manner: Two competent real estate appraisers to be selected by agreement of the Bank and the lessor, and if no such agreement can be
reached, then one selected by the lessor and one selected by the Bank shall individually appraise the property, and the
purchase price shall be seventy-five (75%) percent of the
average of the two appraisals.  The annual rent for the
DuBoistown branch office was $9,000 for the year ended
December 31, 1996.
     The Montgomery branch office is leased
for a fifteen-year period ending in the year 2002. The Bank shall have the option to extend the lease for a five-year period after the initial fifteen-year term has expired. The Bank shall also have an opportunity to negotiate a new lease agreement after the five-year extension has expired.  The Bank is granted, at the end of the initial term of the lease or at any time during the extended period, an option to purchase the property at a price to be determined in the following manner: Two competent real estate appraisers selected by agreement of the Bank and the lessor, and if no such agreement can be reached then one selected by the Bank and one selected by the lessor, shall individually
appraise the property and the purchase price shall be the
average of the two.  The annual rent for the Montgomery branch office was $30,000 for the year ended December 31, 1996.
          The Mill Hall branch office is leased for a five-year period ending in 1997. The Bank shall have the option to renew the lease for up to two additional terms of five years each after the
initial five-year term of the lease agreement has expired.    The
annual rent for the Mill Hall branch office was $20,000 for the year ended December 31, 1996.

ITEM  3    LEGAL PROCEEDINGS
     In the normal course of business, various lawsuits and claims arise against the Company and its subsidiary. There are no such legal proceedings or claims currently pending or threatened.

ITEM  4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

PART II
ITEM  5    MARKET FOR THE REGISTRANT'S COMMON STOCK
                 AND RELATED STOCKHOLDER MATTERS
     The Registrant's Common Stock is traded locally. The following table sets forth (1) the quarterly high and low prices for a share of the Registrant's Common Stock during the periods indicated as reported by the management of the Registrant, and
(2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 1994. The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission. They may not necessarily represent actual transactions.

                            High        Low          Dividends
                                                     Declared
1994:
   First quarter            $28 2/3     $26 2/3           $0.17
   Second quarter           $30 2/3     $30 2/3           $0.17
   Third quarter            $32         $30/2/3           $0.17
   Fourth quarter           $32 1/3     $32               $0.28
1995:
   First quarter            $32 1/3     $32               $0.20
   Second quarter           $33 1/2     $31 2/3           $0.20
   Third quarter            $35 1/2     $32               $0.22
   Fourth quarter           $36         $35 1/2           $0.38
1996:
   First quarter                    $36 $36               $0.22
   Second quarter           $39 1/2     $36 1/2           $0.22
   Third quarter            $42         $39               $0.25
   Fourth quarter           $42 1/2     $39 3/4           $0.51

The stock prices and the dividend have been adjusted to reflect the 50% stock dividend issued July 31, 1995, and for the aquisition of Lock Haven Savings Bank.

     The Bank has paid cash dividends since December 31, 1941. The Registrant has paid dividends since the effective date of its formation as a bank holding company. It is the present intention of the Registrant's Board of Directors to continue the dividend payment policy; however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Registrant considers dividend policy. Cash available for dividend distributions to shareholders of the Registrant must initially come from dividends paid by the Bank to the Registrant. Therefore, the restrictions on the Bank's dividend payments are directly applicable to the Registrant.
     Under the Pennsylvania Business Corporation Law of 1988 a corporation may not pay a dividend, if after giving effect thereto, the corporation would be unable to pay its debts as they become due in the usual course of business and after giving effect thereto the total assets of the Corporation would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the shareholders whose preferential rights are superior to those receiving the dividend.
     As of February 28, 1997, the Registrant had approximately
778 shareholders of record.

ITEM  6    SELECTED FINANCIAL DATA
     Information appearing in the Annual Report under the caption "Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations" at page 21 contains statistical and other financial information in accordance with guidelines for bank holding companies as issued by the Securities and Exchange Commission.
SELECTED FINANCIAL DATA
     The following table sets forth certain financial data as of and for each of the years in the five-year period ended December 31, 1996.

                            As of and for the Years Ended December 31,
                                   1996         1995 1994       1993        1992
                            (Dollars in thousands, except per share amounts)
Consolidated Statement of
     Income Data:
Interest income                 $19,997      $18,695    $16,882     $15,967     $16,362
Interest expense                  8,079        7,793      6,902       6,546       7,703
Net interest income              11,918       10,902      9,980       9,421       8,659
Provision for loan losses           105          300        577         791         628
Net interest income after provision
     for loan losses             11,813       10,602      9,403       8,630       8,031
Other income                      2,461        2,215      2,137       2,942       1,659
Other expense                     6,967        7,534      6,997       6,097       5,833
Income before income taxes        7,307        5,283      4,543       5,475       3,857
Applicable income taxes           1,965        1,421      1,174       1,497         991
Net Income                       $5,342       $3,862     $3,369      $3,978      $2,866


Consolidated Balance Sheet at
     End of Period:
Total assets                   $259,724     $242,629   $235,638    $223,672    $204,486
Loans                           162,267      153,640    151,492     134,571     134,872
Allowance for loan losses        (2,413)      (2,353)    (2,127)     (1,956)     (1,925)
Deposits                        203,016      202,258    190,839     180,587     175,161
Long-term debt -- other               0            0      7,000       5,825       2,234
Stockholders' equity             33,557       29,685     23,839      21,894      19,024

Per Share Data:
Net income                        $4.20        $3.05      $2.66       $3.14       $2.27
Cash dividends declared            1.20         1.00       0.79        0.89        0.56
Book Value                        26.27        23.35      18.84       17.40       15.14
Number of shares outstanding, at
     end of period            1,277,298    1,271,339  1,265,597   1,258,569   1,256,919
Average number of shares
     outstanding              1,272,281    1,267,538  1,266,878   1,266,878   1,265,228
Selected financial ratios:
Return on average stockholde      17.25%       14.07%     13.89%      19.12%      15.90%
Return on average total asse       2.12%        1.64%      1.45%       1.89%       1.45%
Net interest income to average
     interest earning assets       5.08%        5.04%      4.71%       4.80%       4.69%
Dividend payout ratio             28.57%       32.79%     29.70%      28.34%      24.67%
Average stockholders' equity to
     average total assets         12.31%       11.64%     10.42%       9.88%       9.09%
Loans to deposits, at end of      78.74%       74.80%     78.27%      73.44%      75.90%

*Numbers adjusted to reflect a stock split effective in the form of a 50% stock dividend.

Management's Discussion and Analysis of
Consolidated Financial Condition and
Results of Operations

RESULTS OF OPERATIONS
ITEM 7
NET INTEREST INCOME
     Net interest income is determined by calculating the difference between the yields earned on interest earning assets and the rates paid on interest bearing liabilities.

1996
     Net interest income , on a fully taxable equivalent basis, was $13,012,000 for the year ended December 31, 1996 compared to $12,073,000 at December 31, 1995, or an increase of 7.8%. A volume increase in aggregate earning assets contributed $1,435,000 to the overall net increase in net interest income, while net volume increases in interest-bearing liabilities contributed a net decrease to net interest income of $350,000. An overall net decline in the rate of return on earning assets contributed a $210,000 decrease to net interest income, while an overall rate decrease in the rate paid for interest-bearing deposits contributed an increase to the net interest income of $64,000. (Please refer to pages 23-25).
     Average interest earning assets increased $17,347,000 during 1996. The majority of this increase or $16,386,000 was in the investment portfolio. The loan portfolio increased $3,488,000, while
federal funds sold declined by $2,527,000.   While the volume of
interest earning assets increased during 1996, the prime lending rate was lower overall in 1996 than in 1995. During 1995, the prime lending rate declined from a high of 9.00% to a low of 8.50%. However, in 1996 the prime lending rate's high was 8.50% and its low was 8.25%, therefore on average, rates of return on loans were lower in 1996. The yield curve continued to flatten during 1996, therefore, purchases of investments during 1996 were at lower yielding rates of return than the average rates of return earned during 1995.
     Total interest bearing liabilities increased by $8,318,000, made up of an increase in savings deposits of $209,000, an increase in other time deposits of $2,764,000, an increase in securities sold under repurchase agreements and federal funds purchased of $8,262,000,and and increase in other borrowed money of $2,917,000. The cost of funds of these deposits declined minimally from 4.32% in 1995 to 4.28% during 1996 which also reflects the market decline in interest rates.
1995
     Fully taxable equivalent net interest income increased by $1,405,000 to $12,073,000 or an increase of 13.17% (please refer to pages 22 through 25).
     Increases in the volume of interest earning assets contributed $894,000 to the overall increase in net interest income. Increases due to rates on interest earning assets contributed $1,405,000. Interest expense increased $109,000 due to volume, and $785,000 due to rate.
     Average earning assets experienced a net increase of $6,860,000 or 3.3% over the 1994 level. The components of this net increase included an increase in average total loans of $11,179,000, a decrease in total total average securities of $6,662,000, and an increase in federal funds sold of $2,343,000.
     Loan volume increases had the effect of adding $1,072,000 to net interest income, and rate increases added $668,000 to net interest income. Increased loan demand in the area of real estate mortgages and growth in consumer loans accounts for the increase in loan volume during 1995, and an increase in the prime lending rate early in 1995 accounts for the majority of the increase in loan income experienced due to rate.
      Total securities and federal funds sold contributed to an increase in overall net income, which is the net effect of a decrease in volume of $178,000 and a $737,000 increase in rate. The decrease in total securities volume was directly related to increased loan demand. The improved quality of the investment portfolio resulted in the higher rate of return.
      Total average interest bearing liabilities increased $1,742,000, which had the effect of increasing interest expense $109,000 and rate changes had the effect of increasing interest expense by $785,000. The two major areas effecting the volume and rate in interest bearing liabilities were in savings deposits and time deposits.
1994
     Taxable equivalent net interest income increased $597,000 during 1994 or an increase of 5.9% (please refer to the tables on pages 22 -
25). This increase was primarily due to the net effect of changes in the volume of earning assets and the volume of interest bearing liabilities, which contributed $605,000. Average interest earning assets increased $16,759,000 during 1994 and generated interest income of $1,298,000 due to volume. The rate of return generated on interest earning assets was 8.35%, down from the 1993 rate of return of 8.57%, which resulted in a net decline in interest income due to rate of $324,000. The decline in the overall rate of return on interest earning assets was primarily due to a shift in the securities portfolio from fixed rate securities to floating rate securities. This move caused an initial forfeiture of income, however it also had the effect of minimizing the loss that would have occurred on the fixed-rate securities as rates continued to rise.
The shift in the securities portfolio is expected to have the effect of improving the Company's future income.
  Average interest bearing liabilities increased $15,306,000 during 1994 and generated interest expense of $693,000 due to volume. The rate of interest paid on average interest bearing liabilities declined from 3.91% in 1993 to 3.79% in 1994 which decreased interest
expense by $316,000 due to changes in rates.      The Company's prime
rate increased at various times throughout 1994 up to 8.5% at December 31, 1994 compared to 6.0% a year earlier.

AVERAGE BALANCES AND INTEREST RATES
(INCOME AND RATES ON A FULLY TAXABLE EQUIVALENT BASIS)
(IN THOUSANDS)

                                        1996

                                        AVERAGE                 AVERAGE
                                        BALANCE      INTEREST   RATE
ASSETS:
  Interest earning assets:
     Securities:
        US. Treasury and federal agency      $41,273     $2,911        7.05%
        State and political subdivisions      22,452      1,974        8.79%
        Other                                 13,469        909        6.75%

           Total securities                   77,194      5,794        7.51%
LOANS:
  Tax-exempt loans                             1,568        145        9.25%
  All other loans, net of discount where     155,633     15,147        9.73%

        Total loans                          157,201     15,292        9.73%

  Federal funds sold                              86          5        5.81%

        Total earning assets                 234,481    $21,091        8.99%

  Other assets                                17,052

           TOTAL ASSETS                     $251,533


LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest bearing liabilities:
     Deposits:
       Savings                               $84,722     $2,376        2.80%
       Other time                             89,994      5,054        5.62%

       Total deposits                        174,716      7,430        4.25%
  Securities sold under repurchase
     agreements & federal funds purchase      14,034        649        4.62%
  Borrowed money                                   0          0        0.00%

            Total interest bearing liabi     188,750     $8,079        4.28%

  Demand deposits                             27,306
  Other liabilities                            4,507
  Shareholders' equity                        30,970

              TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY       $251,533

    Interest income/earning assets          $234,481    $21,091        8.99%
    Interest expense/earning assets         $234,481      8,079        3.45%

    Effective interest differential                     $13,012        5.54%

1.  Fees on loans are included with interest on loans.
2.  Average daily balance sheets are not maintained by the Bank.
 Information on this table has been calculated using average monthly balances to obtain average balances.
3. Average daily balances cannot be obtained without undue burden or expense by the Bank.
4. Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
5. Loan fees are included in interest income as follows: 1996, $673,000, 1995, $401,000, 1994, $681,000.
6. Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate (derived by dividing tax-exempt interest by .66).

AVERAGE                     AVERAGE     AVERAGE                 AVERAGE
BALANCE           INTEREST  RATE        BALANCE      INTEREST   RATE

          $31,385    $1,978        6.30%     $39,083     $1,920        4.91%
           17,767     1,699        9.56%      16,091      1,535        9.54%
           11,656     1,032        8.85%      12,296        826        6.72%

           60,808     4,709        7.74%      67,470      4,281        6.35%

            1,818       190       10.45%       1,901        205       10.78%
          151,895    14,823        9.76%     140,633     13,068        9.29%

          153,713    15,013        9.77%     142,534     13,273        9.31%

            2,613       144        5.51%         270         13        4.81%

          217,134   $19,866        9.15%     210,274    $17,567        8.35%

           15,478                             20,063

         $232,612                           $230,337


          $84,513    $2,372        2.81%     $92,750     $2,384        2.57%
           87,230     4,934        5.66%      73,849      3,740        5.06%

          171,743     7,306        4.25%     166,599      6,124        3.68%

            5,772       291        5.04%       8,694        333        3.83%
            2,917       196        6.72%       6,881        442        6.42%

          180,432    $7,793        4.32%     182,174     $6,899        3.79%

           24,164                             21,885
            2,228                              2,675
           25,788                             23,603


         $232,612                           $230,337

         $217,134   $19,866        9.15%    $210,274    $17,567        8.35%
         $217,134     7,793        3.59%    $210,274      6,899        3.28%

                    $12,073        5.56%                $10,668        5.07%


SUMMARY OF CHANGES IN INTEREST EARNED AND INTEREST PAID
(IN THOUSANDS)
INTEREST EARNED ON

                                                                            TOTAL
                            TAXABLE     TAX-EXEMPT              FEDERAL     INTEREST
                            INVESTMENT  INVESTMENT              FUNDS       EARNING
                            SECURITIES  SECURITIES   LOANS      SOLD        ASSETS
1996 compared to 1995
Increase (decrease)
Due to:
     Volume                        $823         $420       $339       ($147)     $1,435
     Rate                           (13)        (145)       (60)          8        (210)

Net increase (decrease)            $810         $275       $279       ($139)     $1,225


1995 compared to 1994
Increase (decrease)
Due to:
     Volume                       ($467)        $160     $1,072        $129        $894
     Rate                           731            4        668           2       1,405

Net increase (decrease)            $264         $164     $1,740        $131      $2,299



The change in net interest income (expense) due to mix has been allocated to the change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

SUMMARY OF CHANGES IN INTEREST EARNED AND INTEREST PAID
(IN THOUSANDS)
INTEREST PAID ON

                            SECURITIES
                            SOLD UNDER
                            REPURCHASE               TOTAL
                  OTHER     AGREEMENTS               INTEREST   NET
SAVINGS           TIME      AND FUNDS   BORROWED     BEARING    INTEREST
DEPOSITS          DEPOSITS  PURCHASED   MONEY        LIABILITIESEARNINGS

               $6      $155        $385        ($196)      $350      $1,085
               (2)      (35)        (27)           0        (64)      ($146)

               $4      $120        $358        ($196)      $286        $939


            ($221)     $726       ($130)       ($266)      $109        $785
              209       468          88           20        785         620

             ($12)   $1,194        ($42)       ($246)      $894      $1,405


PROVISION FOR LOAN LOSSES

             1996
     Approximately $105,000 was provided for 1996 loan losses, a 65% decline from the prior year. The amount provided is determined by a detailed internal quarterly review of loan portfolio quality supplemented by an annual detailed external review. Management continues to support a program of aggressive problem loan resolution.

1995
     In 1995 loan loss provision totaled $300,020, a reduction of 48% from the prior year. An internal quarterly analysis of the loan portfolio supplemented by an annual external review is used in determining and adjusting provisions throughout the year. Loan management has and continues to aggressively manage problem accounts with the intent of reducing provisions going forward.
1994
     $577,020 was provided for loan losses in 1994, a decline of 27% from the prior year. The amount provided was determined by a detailed internal quarterly review of the loan portfolio supplemented by an annual detailed external review. The decline, in some part, can also be attributed to management's decision in 1994 to aggressively provide for potential losses on several large bankruptcies. 1994's provision exceeded net charge offs by $171,020 compared to an excess provision of $261,000 in 1993. This decline again represents the aggressive manner in which problems are addressed and a general improvement in overall loan portfolio
quality.      Portfolio monitoring continues on an ongoing basis as
part of the Company's loan review process.
[CAPTION]

                                        YEAR ENDED DECEMBER 31,
                                        (IN THOUSANDS)
                                        1996               1995        1994
Balance at beginning of period                $2,353     $2,127      $1,956
   Charge-offs:
      Domestic:
         Real estate                               4          0           0
         Commercial and industrial               100         44         432
         Consumer and all other loans            138        210          62
            Total charge-offs                    242        254         494
   Recoveries:
         Real estate                               0          0           0
         Commercial and industrial               175          9          67
         Consumer and all other loans             22        171          21
            Total charge-offs                    197        180          88
   Net charge-offs                                45         74         406
   Additions charged to operations               105        300         577
   Balance at end of period                   $2,413     $2,353      $2,127
   Ratio of net charge-offs during the period to
   average loans outstanding during the         0.03%      0.05%       0.28%

OTHER INCOME

1996
     Total other income increased to $2,461,000 in 1996 over 1995's total other income of $2,215,000. This $246,000, or 11.1% increase resulted from the net effect of an increase in service charges collected of $76,000, an increase in securities gains realized of $165,000, and a slight increase in other operating income of $5,000.

     Security gains realized amounted to $1,345,000 during 1996. Security transactions were in both debt and equity securities. The majority of the gains taken were due to liquidation of equity securities which had reached, in management's opinion, their peak performance. Management also initiated various security transactions in order to maintain a quality portfolio and to maintain interest rate risk.
             1995
     Other income totaled $2,215,031 compared to $2,137,234 in 1994. The increase, $77,797, is the net effect of an increase in service charges collected of $72,134, a decrease in security gains of $87,197, and a net increase in other operating income of $92,860.
The continued growth in the deposit base is attributable to the 10.4% increase in service charges over 1994. The $92,860, or 52.3% increase in other operating income over 1994, is primarily due to net gains resulting from the sale of foreclosed assets during 1995. Security transactions resulted in net security gains realized of $1,180,073. The decrease in the amount of security gains realized in 1995 compared to 1994 is due to the decrease in the balance of certain equity securities that are required to be divested. Transactions occurred in both equity and debt securities, with the majority of overall gains realized on equity securities transactions. Such transactions were initiated by management when they believed the securities attained their greatest performance. In addition, managment intiated various security transactions during 1995 in an effort to maintain a quality investment portfolio and manage interest rate risk.
         Debt securities are also utilized to manage the investment portfolio for quality and interest rate risk. As of December 31, 1995, the Company had no investment securities classified as trading securities. Debt investment securities had a market value of $55,887,000, which was 1,770,000 above the amortized cost at December 31, 1995. Marketable equity securities had an aggregate cost of $10,298,000 or $2,003,000 below the market value at December 31, 1995.


1994
     Other income (excluding security gains) decreased to $869,964 in 1994, or a decrease of 3.02% over 1993's other operating income.
The decrease indicated was the result of a decline in other operating income. The Company realized $1,267,270 in security gains during 1994. Security transactions were in both debt and equity securities.
 Among the reasons why security gains were realized during 1994, was to a change in regulation which requires divestment of certain equity securities owned by the Company. The amount of security gains realized in 1994 was lower than the amount realized in 1993 due to the higher volume of equity securities divested during 1993. In addition, management realized gains on partial sales of equity securities that have been in the portfolio long-term that had reached what management had determined to be their maximum potential on the near term. Management also continues to utilize debt securities to manage the investment portfolio for quality and interest rate risk. As of December 31, 1994 the Company had no investment securities classified as trading securities. Debt investment securities had a market value of $57,659,000 which was 1,142,000 below the amortized
cost value at December 31, 1994.      Marketable equity securities
had an aggregate cost of $8,947,000, or $148,000 below the market value at December 31, 1994.
OTHER EXPENSES

1996
     There was a considerable decline in other expenses incurred during 1996 compared to the amount incurred in 1995. Total other expenses reported as of December 31, 1996 were $6,967,000 compared to $7,534,000 stated at December 31, 1995, resulting in a $567,000, or 7.5% decrease. The most significant reduction occurred in salaries and benefits. In 1995, salaries and employee benefits were charged to satisfy the terms of two Lock
Haven Savings Bank executives' employment agreements in connection with the merger. This expense did not recur in 1996; therefore, this reduction, netted with increases in salary levels, accounts for the overall decrease in salaries and employee benefits of $370,000.
     Occupancy and furniture and expense fell by $44,000. This savings was experienced due to the closing of two branch offices after the 1995 merger. During 1996 there was a special assessment on Savings Association Insurance Fund ("SAIF") accessable deposits called for under the recently enacted "Deposit Insurance Funds Act of 1996." This special assessment coupled with a decline in the Bank Insurance Fund ("BIF") assessment rate caused a $38,000 increase in Federal depository insurance (FDIC) expense over 1995's FDIC insurance expense.
     Other operating expenses, the final component of total other expenses, declined by $191,000. Expenses that were directly related to the merger in 1995 did not recur in 1996. In addition, the Company has experienced operational efficiencies also due to the 1995 merger with Lock Haven Savings Bank as well as the addition of platform automation.

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

INCOME TAXES

1996
     The income tax provision for 1996 totaled $1,965,000 or an effective income tax rate of 26.9% compared to 26.9% in 1995. Although income before the application of income taxes increased, tax-exempt and tax deductible income increased as well, therefore, the effective income tax rate remained the same for the two years indicated.
1995
     The Company's effective income tax rate for 1995 was 26.9% as compared to 25.8% in 1994. The increase in 1995's effective tax rate is the result of an increase in pretax income that is reflected by a $1.6 million increase in interest and fees on loans. In addition, the Company had higher taxable operating income and higher interest income on federal funds sold that contributed to the increase in the effective tax rate.
1994
     The provision for income taxes for the year ended December 31, 1994 resulted in an effective income tax rate of 25.8%, compared to 27.3% in 1993. The decrease in the effective income tax rate indicated during the 1994 period was primarily due to an increase in tax exempt income and the dividends received deduction.

FINANCIAL CONDITION

INVESTMENTS

1996
     There was an overall increase in the investment security portfolio of $16,238,000 during 1996 due primarily to increases in state and political subdivisions, and secondarily to increases in U.S. government agencies. At year end 1996, the investment portfolio was comprised of 47% US government and agencies, 34% state and municipal subdivisions, 17% equity securites, and 2% other bonds, notes and debentures. As of year end, held-to-maturity securities had a carrying value of $3,105,000. Available-for-sale securities had an amortized cost of $77,709,000 and a carrying value of $81,272,000. Available-for-sale securies had an unrealized gain of $3,563,000, which effected shareholder's equity by an increase of $2,352,000 net of related federal income taxes. At this time, management has no intention to establish a trading securites classification. Management also plans to continue to hold tax-free bonds, which maintain the overall quality of the portfolio, and increase its after-tax yield.
1995
     The investment security portfolio increased $1,313,986 during 1995 due principally to an overall increase in security market values. Of the total investment portfolio, government securities comprised 51%, states and political subdivisions comprised 28%, other bonds notes and debentures comprised 3%, and equity securities comprised 18%. At year end 1995, held-to-maturity securities had a carrying value of $2,817,174. Available-for-sale securities had a carrying value of $65,322,241 and an amortized cost of $61,597,612. Shareholders' Equity was effected by an overall increase of $2,458,255, net of deferred taxes, due to the unrealized net gain on available-for-sale securities. Management has no plan at this time to establish a trading securities classification. Also, management continues to hold in the portfolio tax-free bonds, which enhance the overall quality of the portfolio and increase its after-tax yield.

     The carrying amounts of investment securities at the dates indicated are summarized as follows ( in thousands):

                                        DECEMBER 31,
                                                1996       1995
US. Treasury securities
     Held-to-Maturity                             $0         $0
     Available-for-Sale                        3,987      4,038
US. government agencies
     Held-to-Maturity                            609        791
     Available-for-Sale                       34,647     29,551
State and political subdivisions
     Held-to-Maturity                          2,271      1,816
     Available-for-Sale                       26,282     17,456
Other bonds, notes and debentures
     Held-to-Maturity                            225        210
     Available-for-Sale                        1,673      1,976
        Total bonds, notes and debenture      69,694     55,838
Corporate stock -Available-for-Sale           14,683     12,301
        Total                                $84,377    $68,139

          The following table shows the maturities and repricing of investment securities at December 31, 1996, the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of such securities (in thousands):
[CAPTION]

                            WITHIN      AFTER ONE    AFTER FIVE AFTER
                            ONE         BUT WITHIN   BUT WITHIN TEN
                            YEAR        FIVE YEARS   TEN YEARS  YEARS
US. Treasury securities:
   HTM Amount                        $0           $0         $0          $0
   Yield                           0.00%        0.00%      0.00%       0.00%
   AFS Amount                     1,000        2,960          0           0
   Yield                           6.44%        6.63%      0.00%       0.00%
US. government agencies:
   HTM Amount                         0            0          0         609
   Yield                           0.00%        0.00%      0.00%       8.83%
   AFS Amount                         0            0          0      35,097
   Yield                           0.00%        0.00%      0.00%       7.30%
State and political subdivisions:
   HTM Amount                         0          694        554       1,023
   Yield                           0.00%        4.72%      5.15%       5.36%
   AFS Amount                        56           50        200      25,464
   Yield                           9.17%        9.10%      6.50%       5.92%
Other bonds, notes and debentures:
   HTM Amount                         0           40        185           0
   Yield                           0.00%        7.48%      7.37%       0.00%
   AFS Amount                         0            0        499       1,189
   Yield                           0.00%        0.00%      6.88%       7.68%
   Total Amount                  $1,056       $3,744     $1,438     $63,382
        Total Yield                6.58%        6.33%      5.98%       6.72%

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

LOAN PORTFOLIO

1996
     At the close of the year, gross loans totaled $162,643,000, an increase of $8,642,000 or 5.61% over the prior year end. While residential real estate mortgages remained relatively flat year to year, increasing $407,000, commerical and industrial loans grew $5,796,000 or 7.91% and consumer loans grew $2,439,000 or 10.08%.
Growth in the portfolio is attributed to having competitive products and pricing and the markets displeasure with the consolidations occurring within the industry.
1995
     Gross loans at the close of fiscal year 1995 totaled $154,001,000, an increase of $2,127,000 or 1.40% over the prior fiscal year end. While real estate mortgages grew by $4,165,000 or 7.96% and consumer loans grew by $1,186,000 or 5.15%, commercial loans outstanding fell by $3,224,000 or 4.21%. This low overall growth and contraction in commercial and industrial loans is due to a slowing in the economy and the liquidation of several problem loans. Improved but still restrained loan growth is anticipated going forward.

  The amount of loans outstanding at the indicated dates are shown in the following table according to type of loan (in thousands):


                            December 31,
                                   1996         1995
Domestic:
  Real estate mortgage          $56,916      $56,509
  Commercial and industrial      79,093       73,297
  Consumer and all other loa     26,634       24,195
  Gross loans                  $162,643     $154,001

The amounts of domestic loans at December 31, 1996 are presented below by category and maturity (in thousands):
[CAPTION]
                            CATEGORY  (1)  (2)
                                        COMMERCIAL
                                        AND
                            REAL ESTATE OTHER        CONSUMER   TOTAL
Loans with floating interest rates:
1 year or less                      $10       $7,680        $41      $7,731
1 through 5 years                    51        6,731         40       6,822
5 through 10 years                  453        5,422          0       5,875
After 10 years                    9,076       13,916          7      22,999
   Sub Total                      9,590       33,749         88      43,427
Loans with predetermined interest rates:
1 year or less                      492        3,631      2,186       6,309
1 through 5 years                 2,617        9,665     16,462      28,744
5 through 10 years                8,112       10,522      7,810      26,444
After 10 years                   36,105       21,526         88      57,719
   Sub Total                     47,326       45,344     26,546     119,216
        Total                   $56,916      $79,093    $26,634    $162,643

     (1) The loan maturity information is based upon original loan terms and is not adjusted for "rollovers". In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.
  (2) Scheduled repayments are reported in maturity categories in which the payment is due.

     The Bank does not make loans that provide for negative amortization nor do any loans contain conversion features. Also, adjustable rate mortgages are not offered on residential properties. The Bank does not have any foreign loans outstanding at December 31, 1996.

ALLOWANCE FOR LOAN LOSSES

1996
     At the close of business December 31, 1996 the allowance for loan losses totaled $2,413,021 or 1.48% of gross loans. This is an increase of $59,697 over the prior year.
     Management carefully determines the adequacy of the loan loss allowance through analyses for credit quality, an awareness of current and projected economic conditions, growth levels and trends, and other factors impacting the overall quality of the loan portfolio.
     For 1996 nonaccrual loans declined by $261,000 to $748,000. Of these loans 48% continue to make regularly scheduled payments and 86% are secured by adequately margined real estate collateral. Because of the recent payments and collateral level, it is not anticipated that nonaccrual loans will have a significant impact on the Company's income or capital.
1995
     The allowance for loan losses at December 31, 1995 was
$2,353,000 an increase of $226,000 over the prior year.  At this level the allowance stands at 1.5% of gross loans. In assessing the adequacy of the allowance, management carefully analyzes credit risk, present and anticipated economic conditions, growth in the loan portfolio and other relevant factors related to loan quality. At the close of 1995 nonaccrual loans were $1,266,000 lower than at the close of the prior year. Well over 90% of the loans on nonaccrual at year end were protected by adequately margined real estate collateral.  The percentage of these loans which had recent interest
payments has increased to 66%.   Because of collateral liened, it is
not anticipated that these loans will have a significant impact on the Company's income or capital.

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

                  TOTAL NONPERFORMING LOANS
                  (IN THOUSANDS)
                            90 DAYS
                  NONACCRUALPAST DUE    RENEGOTIATED
1996                   $748        $256           $0
1995                 $1,009        $791           $0
1994                 $2,275        $677           $0
1993                 $2,273        $382         $295
1992                 $1,097      $1,466         $241

     If interest had been recorded at the original rate on nonaccrual loans, such income would have approximated $86,000, $101,000, and $244,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Interest income on such loans, which is recorded when received, amounted to approximately $43,000, $63,000 and $143,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

                  ALLOCATION IN THE ALLOWANCE FOR LOAN LOSSES
                  (IN THOUSANDS)
                                        PERCENT OF
                                        LOANS IN
                                        EACH
                                        CATEGORY TO
                            AMOUNT      TOTAL LOANS

DECEMBER 31, 1996:
Balance at end of period applicable to:
   Domestic:
       Real Estate                  $48          2.0%
       Commercial and indust      2,172         90.0%
       Consumer and all othe        193          8.0%
          Total                  $2,413        100.0%
DECEMBER 31, 1995:
Balance at end of period applicable to:
   Domestic:
       Real Estate                  $24          1.0%
       Commercial and indust      2,235         95.0%
       Consumer and all othe         94          4.0%
          Total                  $2,353        100.0%
DECEMBER 31, 1994:
Balance at end of period applicable to:
   Domestic:
       Real Estate                  $21          1.0%
       Commercial and indust      2,000         94.0%
       Consumer and all othe        106          5.0%
          Total                  $2,127        100.0%
DECEMBER 31, 1993:
Balance at end of period applicable to:
   Domestic:
       Real Estate                  $19          1.0%
       Commercial and indust      1,839         94.0%
       Consumer and all othe         98          5.0%
          Total                  $1,956        100.0%

DECEMBER 31, 1992:
Balance at end of period applicable to:
   Domestic:
       Real Estate                  $17          1.0%
       Commercial and indust      1,559         92.0%
       Consumer and all othe        119          7.0%
          Total                  $1,695        100.0%


DEPOSITS

1996
     There was an upward movement in average deposits in 1996 of $6,115,000, or 3.1% over year-end 1995's average deposits. The increase in average demand deposits contributed $2,639,000 to the overall increase. Movements in savings deposits and other time deposits resulted in increases of $712,000 and $2,764,000, respectively. The Bank's successful efforts to offer competitive interest rates on their savings and other time deposit accounts, as well as providing an attractive, low-fee checking account product justifies the $6,115,000 upward movement in average deposits. Additionally, the shifts in deposits may also be seen as indication that our depositors are attempting to maintain liquidity in order to take advantage of high-yielding, investing opportunities.
     There were approximately $13,850,000 in time deposits exceeding $100,000. It should be noted that these large deposits are not relied on by management as a major source of funding.

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

     The following is a breakdown by maturities of time certificates of deposit of $100,000 or more as of December 31, 1996 (in thousands):

MATURITY                                AMOUNT

Three months or less                          $3,177
Over 3 through 6 months                        2,910
Over 6 through 12 months                       4,789
Over 12 months                                 2,974
                  Total                      $13,850

     The average amount and the average rate paid on deposits are summarized below (in thousands):

                            1996                     1995                   1994
                            AVERAGE                  AVERAGE                AVERAGE
                            AMOUNT      RATE         AMOUNT     RATE        AMOUNT      RATE
DEPOSITS IN DOMESTIC
   BANK OFFICES:
      Demand deposits:
         Noninterest bearing    $27,306         0.00%   $24,164        0.00%    $21,885              0.00%
         Interest Bearing .      37,146         2.63%    37,649        2.62%     49,203              2.08%
     Savings deposits . . .      47,576         2.94%    46,864        2.96%     43,547              3.13%
     Time deposits. . . . .      89,994         5.62%    87,230        5.66%     73,849              5.06%
            Total average de   $202,022                $195,907                $188,484

SHAREHOLDERS' EQUITY
1996

     Shareholders' equity is evaluated in relation to total assets and risk associated with those assets. The greater the capital resources, the more likely a company is to meet its cash obligations and absorb unforeseen losses.
    Shareholders' equity increased $3,872,000 or 13.04% to $33,557,000 as of December 31, 1996 from $29,685,000 at December 31,
1995. The total change in equity can be accounted for by the contribution of net income earned in 1996 of $5,342,000, an addition of $165,000 due to stock options exercised, and a reduction of $1,529,000 for the total dividends paid to shareholders during 1996. In addition, the net change in the unrealized appreciation on securities available-for-sale from year-end 1995 to year-end 1996 reduced shareholders' equity by $106,000.
1995
     Shareholders' equity is evaluated in relation to total assets and risk associated with those assets. The greater the capital resources, the more likely a company is to meet its cash obligations and absorb unforeseen losses.
     At December 31, 1995, shareholders' equity totaled $29,684,804, an increase of $5,845,635. This 24.5% growth was the result of 1995 earnings of $3,862,012 , stock options that were exercised during 1995 of $138,626, less the total dividends declared of $1,239,251. Shareholders' equity was also effected by the net change in the unrealized appreciation on securities "available-for-sale". Recovering from a net unrealized loss in 1994, $3,084,248 was restored to shareholders' equity as of December 31, 1995.
     The dividend payout ratio, which represents the percentage of annual earnings returned to the stockholders in the form of cash dividends, was about 33% in 1995. The Company's normal payout allows for quarterly cash returns to the stockholders and provides for earnings retention at a level that is sufficient to finance future growth.
     Bank regulators have recently issued risk based capital guidelines. Under these guidelines, banks are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 1996, the Company's required ratios were well above the minimum ratios as follows:

                                                1996
                                        Minimum
                            Company     Standards
Tier 1 capital ratio               19.5%        4.00%
Total capital ratio                20.8%        8.00%

     For a more comprehensive discussion of these requirements, see "Regulations and Supervision" on Page 39 of Form 10K. Management believes that the Company will continue to meet current capital ratios.

RETURN ON EQUITY AND ASSETS:
     The ratio of net income to average total assets and average shareholders' equity and certain ratios are presented as follows:

                                                1996       1995        1994
Percentage of net income to:
   Average total assets. . . . . . . . .        2.12%      1.64%       1.45%
   Average shareholders' equity. . . . .       17.25%     14.07%      13.89%
 Percentage of dividends declared per  c       28.57%     32.79%      29.70%
Percentage of average shareholders' equi       12.31%     11.64%      10.42%
total assets




LIQUIDITY AND INTEREST RATE SENSITIVITY

     Fundamental objectives of the asset/liability management process of the Company are to maintain adequate liquidity while minimizing interest rate risk. The maintenance of adequate liquidity provides the Company with the ability to meet its financial obligations to depositors, loan customers and stockholders. Additionally, it provides funds for normal operating expenditures and business opportunities as they arise. The objective of interest rate sensitivity management is to increase net interest income by managing interest sensitive assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.
     Liquidity is generated from transactions relating to both the Company's assets and liabilities. Liquidity from assets is achieved primarily through temporary investments in Federal funds sold and time deposits with financial institutions. Cash receipts arising from normal customer loan payments provide another important source of asset related liquidity. On the liability side, deposit growth provides liquidity. The liquidity provided by these sources is more than adequate to meet the Company's needs.
     Interest rate sensitivity, which is closely related to liquidity management, is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. Asset/liability management strives to match maturities and rates between loan and investment security assets with the deposit liabilities that fund them. Successful asset/liability management results in a balance sheet structure which can cope effectively with market rate fluctuations. The matching process is affected by segmenting both assets and liabilities into future time periods (usually 12 months, or less) based upon when repricing can be effected. Repriceable assets are subtracted from repriceable liabilities, for a specific time period to determine the "gap", or difference. Once known, the gap is managed based on predictions about future market interest rates. Intentional mismatching, or gapping, can enhance net interest income if market rates move as predicted. However, if market rates behave in a manner contrary to predictions, net interest income will suffer. Gaps, therefore, contain an element of risk and must be prudently managed. Management is committed to making increased use of automated asset/liability gapping models to more effectively carry out the asset/liability management responsibility.
     In addition to gap management, the Company has recently developed a new asset liability management policy which incorporates two new tools in managing interest rate risk. Simulation analysis is now being used to monitor the effects of interest rate changes on the Company's balance sheets as well as a market value at risk calculation which is used to determine the effects of interest rate movements on Shareholder's Equity. Generally, management believes the Company is reasonably well positioned to respond expeditiously when the market interest rate outlook changes.

INTEREST RATE SENSITIVITY
     The following table sets forth the Bank's interest rate sensitivity as of December 31, 1996:

                            WITHIN      AFTER ONE    AFTER THREEAFTER
                            ONE YEAR    BUT WITHIN   BUT WITHIN FIVE
                                        TWO YEARS    FIVE YEARS YEARS
Earning assets (1) (2)
  Investment securities  (1)     $6,717       $9,030    $14,552     $47,790
  Loans  (2)                     69,151       20,666     57,050      17,642
Total earning assets             75,868       29,696     71,602      65,432
Interest-bearing liabilities:
  Deposits  (3)                  92,206       28,652     39,637      13,407
  Borrowings                     20,232          159        410       1,250
Total interest-bearing liabi    112,438       28,811     40,047      14,657
Net non-interest bearing
     funding (4)                  8,485        6,362     15,266      16,532
Total net funding sources       120,923       35,173     55,313      31,189
Excess assets (liabilities)     (45,055)      (5,477)    16,289      34,243
Cumulative excess               (45,055)     (50,532)   (34,243)          0
     asssets (liablilities)

   (1) Investment balances reflect estimated prepayments on mortgage-backed securities.

   (2) Loan balances include annual repayment assumptions based on projected cash flow from the loan portfolio. The cash flow projections are based on the terms of the credit facilities and estimated prepayments on fixed rate mortgage loans. Loans include loans held for resale.

   (3) Adjustments to the interest sensitivity of Savings, NOW and MMDA account balances reflect managerial assumptions based on historical experience, expected behavior in future rate environments and the Bank's positioning for these products.

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

ITEM  8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To our
Shareholders
Dear Shareholder:

     We are pleased to report the financial success that Penns Woods Bancorp, Inc. experienced during 1996. Reportable net earnings at December 31, 1996 were $5,342,348, or $4.20 per share, compared to $3.05 per share at December 31, 1995. As a result, Penns Woods Bancorp, Inc. realized outstanding profitability returns at December 31, 1996, with a return on average assets of 2.12% , surpassing the 1.64% return on average assets at December 31, 1995, and a return on average shareholders' equity of 17.25%, compared to 14.07% at December 31, 1995. Included in earnings was a one-time expense of $179,425 that the Federal Deposit Insurance Corporation imposed during 1996, to recapitalize the Savings Association Insurance Fund. Although the special assessment had a notable effect on income, the Company realized significant increases in other areas of operations. Throughout 1996, income recognized from the sale of student loans, and fees collected on mortgage loans generated through the Pennsylvania Housing Agency also contributed to the increase in net earnings. In addition, operational efficiencies due to the 1995 merger with Lock Haven Savings Bank and the implementation of platform automation contributed to the increased earnings.
     Shareholders' equity, net of unrealized gains and losses, increased 14.61% to $31,204,929 as of December 31, 1996 from $27,226,549 reported at December 31, 1995. Growth in assets from 1995 to 1996 amounted to $18,487,475, or 7.66%. For the twenty-fifth consecutive year, Penns Woods Bancorp, Inc. increased the regular cash dividend paid to shareholders. The four regular dividends paid, in addition to the special cash dividend that was paid in the fourth quarter, brought the total dividend paid to shareholders in 1996 to $1.20 per share compared to the total dividend paid in 1995 of $1.00. There was also a $6.50, or 18% increase in the market value of Penns Woods Bancorp, Inc.'s stock. At December 31, 1996, the market value was $42.50 up from $36.00 at December 31, 1995.
     During the fourth quarter of 1996, the Company offered a debit card product to customers. Approximately 4,300 debit cards were issued in a mass mailing and about 93% are active. Customer response has been positive, with the most common stated advantage being that the card has replaced check writing. In addition to offering customers a convenient product, the Company will recognize cost savings related to check processing as customer usage of the card increases.
     As consolidations continue to occur in the financial industry, we are compelled to offer competitive products, pricing and services.
 In continuing efforts to keep a competitive edge in the market, management has revised the Bank's Strategic Plan and Asset Liability Management Policy. The revisions made to each of these will aid in managing and governing the assets, liabilities and liquidity of the Company, as well as closely monitoring the financial products and services the Bank offers as we strive to meet the needs of individuals and organizations throughout our service area.
     Despite the competition, we are encouraged by the financial results realized by Penns Woods Bancorp, Inc. in 1996 and are excited to meet the challenges that lie ahead in 1997.
     We appreciate the support and dedication of those who have made Penns Woods Bancorp, Inc. a successful company, our shareholders, customers, directors and employees.


Report of Independent
Certified Public Accountants

To Shareholders and Board of Directors
Penns Woods Bancorp, Inc. and Subsidiaries
Jersey Shore, Pennsylvania:

  We have audited the accompanying consolidated balance sheets of Penns Woods Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's managment. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the year ended December 31, 1994 have been restated to reflect the pooling of interests with Lock Haven Savings Bank as described in Note A to the consolidated financial statements. We did not audit the 1994 financial statements of Lock Haven Savings Bank, which statements reflect net interest income of $1,556,249 for the year ended December 31, 1994. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included of Lock Haven Savings Bank for the year ended December 31, 1994, is based solely on the report of the other auditors.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


Williamsport, Pennsylvania
January 17, 1997

Consolidated
Balance Sheet
December 31, 1996 and 1995
                                                     (IN THOUSANDS)
                                                           1996        1995

ASSETS:
Cash and due from banks                                  $8,015     $14,284
Federal funds sold                                            0         570
Securities available-for-sale                            81,272      65,322
Securities held-to-maturity                               3,105       2,817
Loans, net                                              159,854     151,287
Bank premises and equipment, net                          3,835       3,809
Accrued interest receivable                               1,676       1,718
Foreclosed assets held for sale                             253         943
Other assets                                              1,714         487

TOTAL                                                  $259,724    $241,237

LIABILITIES:
Interest-bearing deposits                              $174,060    $175,079
Noninterest-bearing deposits                             28,956      27,179

                  TOTAL DEPOSITS                        203,016     202,258

Securities sold under repurchase agreements               5,628       6,344
Other borrowed funds                                     14,491           0
Accrued interest payable                                    884         919
Other liabilities                                         2,148       2,031

                  TOTAL LIABILITIES                     226,167     211,552

SHAREHOLDERS' EQUITY:
Common stock, par value $10, 10,000,000 shares authorized; 1,277,298 and 1,271,339 shares issued and outstanding at December 31, 1996
and 1995, respectively                                   12,773      12,714
Additional paid-in capital                                4,559       4,453
Retained earnings                                        13,873      10,060
Net unrealized appreciation on securities available-f     2,352       2,458

                  TOTAL SHAREHOLDERS' EQUITY             33,557      29,685

TOTAL                                                  $259,724    $241,237


See Notes to Consolidated Financial Statements

Consolidated
Statement of Income
For the Years Ended December 31, 1996, 1995 and 1994
                                                1996       1995        1994
                                        (IN THOUSANDS)
INTEREST INCOME:
Interest and fees on loans                   $15,022    $14,706     $13,109
Interest and dividends on investments:
   Taxable interest                            3,126      2,326       2,368
   Tax-exempt interest                         1,295      1,110       1,007
   Dividends                                     529        409         385
Interest on federal funds sold                    25        144          13

                  TOTAL INTEREST INCOME       19,997     18,695      16,882

INTEREST EXPENSE:
Interest on deposits                           7,430      7,306       6,124
Interest on securities sold under repurc         310        222         124
Interest on other borrowings                     339        265         654

                  TOTAL INTEREST EXPENSE       8,079      7,793       6,902

NET INTEREST INCOME                           11,918     10,902       9,980
PROVISION FOR LOAN LOSSES                        105        300         577

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES                                   11,813     10,602       9,403

OTHER INCOME:
Service charges                                  840        764         692
Securities gains                               1,345      1,180       1,267
Other operating income                           276        271         178

                  TOTAL OTHER INCOME           2,461      2,215       2,137

OTHER EXPENSES:
Salaries and employee benefits                 3,642      4,012       3,546
Occupancy expense, net                           466        468         559
Furniture and equipment expense                  553        595         446
Federal depository insurance                     280        242         413
Other operating expenses                       2,026      2,217       2,033

                  TOTAL OTHER EXPENSES         6,967      7,534       6,997

INCOME BEFORE INCOME TAX PROVISION             7,307      5,283       4,543
INCOME TAX PROVISION                           1,965      1,421       1,174

NET INCOME                                    $5,342     $3,862      $3,369

EARNINGS PER SHARE                             $4.20      $3.05       $2.66

WEIGHTED AVERAGE SHARES OUTSTANDING        1,272,281  1,267,538   1,266,878

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS)                                                              UNREALIZED
                                                                            APPRECIATION
                                                                            (DEPRECIATIO
                                                     ADDITIONAL             ON SECURITIETOTAL
                                        COMMON       PAID-IN    RETAINED    AVAILABLE-  SHAREHOLDERS'
                                        STOCK        CAPITAL    EARNINGS    FOR-SALE    EQUITY
Balance,  December 31, 1993                   $8,433     $4,171      $9,290 -                     $21,894

Net income                                                            3,369                         3,369

Dividends  declared, $0.79 per share                                   (999)                         (999)

Implementation of SFAS No. 115                                                    2,689             2,689

Stock options exercised, Lock Haven Savi           5        197                                       202

Net change in unrealized appreciation (depreciation)                             (3,315)           (3,315)

Balance, December 31, 1994                     8,438      4,368      11,660        (626)           23,840

Net income                                                            3,862                         3,862

Dividends declared, $1.00 per share                                  (1,239)                       (1,239)

Stock split effected in the form of a 50       4,223                 (4,223)            -

Net change in unrealized appreciation (depreciation)                              3,084             3,084

Stock options exercised                           53         85                                       138

Balance, December 31, 1995                    12,714      4,453      10,060       2,458            29,685

Net income                                                            5,342                         5,342

Dividends Declared, $1.20 per share                                  (1,529)                       (1,529)

Net change in unrealized appreciation (depreciation)                               (106)             (106)

Stock options exercised                           59        106                                       165

Balance, December 31, 1996                   $12,773     $4,559     $13,873      $2,352           $33,557

See Notes to Consolidated Financial Statements

Consolidated Statement
of Cash Flows
For the Years Ended December 31, 1996, 1995 and 1994
                                                     (IN THOUSANDS)
                                                           1996        1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $5,342      $3,862      $3,369
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation                                                365         343         305
Provision for loan losses                                   105         300         577
Amortization of investment security premiums                 20          38          67
Accretion of investment security discounts                  (70)       (105)        (63)
Securities gains                                         (1,345)     (1,180)     (1,267)
Increase in all other assets                             (1,130)       (855)       (542)
Increase (decrease) in all other liabilities                113       1,245         (51)
Stock option compensation expense                            16           5         169
                  Net cash provided by operating acti     3,416       3,653       2,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale               (47,761)    (52,595)    (44,812)
Proceeds from sale of securities available-for-sale      33,038      52,586      48,589
Purchase of securities held-to-maturity                  (1,296)       (515)     (1,002)
Proceeds from calls and maturities of securities held     1,015       5,130       1,992
Net increase in loans                                    (8,672)     (2,222)    (17,327)
Decrease (increase) in foreclosed assets                    690        (529)        156
Acquisition of bank premises and equipment                 (391)        (83)       (418)

                  Net cash (used in) provided by inve   (23,377)      1,772     (12,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in interest-bearing deposits     (1,019)      7,053       8,056
Net increase in noninterest-bearing deposits              1,777       4,366       2,196
Net (decrease) increase in securities sold under repu      (716)      1,327       1,061
Increase (decrease) in other borrowed funds              14,491      (7,170)     (2,233)
Long-term borrowings                                 -          -                 1,175
Repayment of long-term borrowings                    -               (7,000)-
Dividends paid                                           (1,529)     (1,239)       (999)
Proceeds from excercise of stock options                    118          66          47

                  Net cash provided by (used in) fina    13,122      (2,597)      9,303

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (6,839)      2,828        (955)

CASH AND CASH EQUIVALENTS, BEGINNING                     14,854      12,026      12,981

CASH AND CASH EQUIVALENTS, ENDING
                                                         $8,015     $14,854     $12,026

The Company paid $8,113,833, $7,484,756 and $6,849,515  in interest on deposits and other borrowings during 1996, 1995 and 1994, respectively.

The Company made income tax payments of $1,998,100, $1,350,400 and $1,706,817 during 1996, 1995 and 1994, respectively.

Transfers from loans to foreclosed assets held for sale amounted to $352,005, $1,372,173 and $231,864 in 1996, 1995, respectively.

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:   The accompanying consolidated
financial statements include the accounts of Penns Woods Bancorp, Inc. and its wholly-owned subsidiaries, Jersey Shore State Bank ("Bank"), Woods Real Estate Development Co., Inc. and Woods Investment Company, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

Nature of Business: The Bank engages in a full service commercial banking business, making available to the community a wide range of financial services, including, but not limited to, installment loans, credit cards, mortgage and home equity loans, lines of credit, construction financing, farm loans, community development loans, loans to non- profit entities and local government loans and various types of time and demand deposits, including, but not limited to, checking accounts, savings accounts, clubs, money market deposit accounts, certificates of deposit and IRAs. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law.
  The financial services are provided to individuals, partnerships, non-profit organizations and corporations through its seven offices located in Clinton and Lycoming Counties, Pennsylvania.
  Woods Real Estate Development Company engages in real estate transactions on behalf of the Penns Woods Bancorp, Inc. and the Bank.
  Woods Investment Company, Inc. is engaged in investing activities.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for the loan losses, and the valuation of real estate acquired through, or in lieu of, foreclosure on settlement of debt.
  While it is reasonably possible that the estimate of the effect on the financial statements of a condition, situation, or set of circumstances that existed at the date of the financial statements will change in near term due to one or more future confirming events, based on current information known to management, management is not aware of a condition, situation, or set of circumstances whereby the offset of the change would be material to the financial statements.

Business Combination: On April 7, 1995, Lock Haven Savings Bank was merged with and into the Company, and 102,111 shares of the Company's common stock were issued in exchange for all of the outstanding stock of Lock Haven Savings Bank. The merger was accounted for as a pooling of interests, and, accordingly, the accompanying financial statements have been restated to include the accounts and operations of Lock Haven Savings Bank for all periods prior to the merger.
  Prior to the pooling of interests, net interest income and net loss of Lock Haven Savings Bank for the period ended April 7, 1995 were $430,945 and $188,149, respectively. Separate results for the year ended December 31, 1994 are as follows (in thousands):

Net interest income:
   As previously reported                     $8,281
   Acquired Company                             1699

     As restated                              $9,980

Net income:
   As previously reported                     $3,248
   Acquired Company                              121

     As restated                              $3,369



INVESTMENT SECURITIES

Investment Securities: Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires the classification of investment securities as held-to-maturity, available-for-sale or trading.
  Securities held-to-maturity include bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.
  Trading account securities are recorded at their fair values. Unrealized gains and losses on trading account securities are included in other income. The Company has no trading account
securities as of December 31, 1996 or 1995.   Available-for-sale
securities consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders' equity until realized.
  Gains and losses on the sale of all securities are determined using the specific- identification method.
  Declines in the fair value of individual securities held-to-maturity and available-for- sale below their cost that are other than temporary result in write downs of the individual securities to their fair value. Any related write-downs are included in earnings as realized losses.
  Premiums and discounts on all securities are recognized in interest income using the interest method over the period to maturity.
  The fair value of investments and mortgage-backed securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Loans: Loans are stated at the principal amount outstanding, net of unearned interest, unamortized loan fees and costs, and the allowance for loan losses. Interest on real estate loans is accrued on the principal balance using a 360-day year. Interest on other loans is accrued on the principal balance, on an actual day basis. Interest on consumer loans is accrued over the term of each loan using the "actuarial method." Loans are placed on a nonaccrual basis when there are serious doubts about the collectibility of principal or interest.
  The Company recognizes nonrefundable loan origination fees and certain direct loan origination costs over the life of the related loans as an adjustment of loan yield using the interest method. For loans made before 1988, the Company has recognized such fees and costs in the year received or incurred.

Allowance for Loan Losses: The provision for loan losses charged to operations reflects the amount deemed appropriate by management to establish an adequate allowance to meet the present and foreseeable risks of the loan portfolio. Management's judgment is based upon evaluation of individual loans, overall risk of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors.

  It is the opinion of management that the allowance for loan losses is adequate to absorb foreseeable loan losses. Loan losses are charged directly against the allowance and recoveries on previously charged-off loans are added to the allowance.

Foreclosed Assets Held For Sale: Foreclosed assets held for sale are carried at the lower of fair value minus estimated costs to sell or cost. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

Bank Premises and Equipment: Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets. Costs incurred for routine maintenance and repairs are expensed currently.

Employee Benefit Plan: It is the Company's policy to fund pension cost on a current basis to the extent deductible under existing tax regulations. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

Income Taxes: Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Earnings Per Share: Earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the periods presented which have been adjusted to give retroactive effect to stock dividends and stock splits. Outstanding stock options are common stock equivalents but have no material dilutive effect on earnings per share.

Cash Flows: The Company utilizes the net reporting of cash receipts and cash payments for deposit and lending activities.
  The Company considers amounts due from banks and federal funds sold as cash equivalents.

Reporting Format: Certain 1995 and 1994 financial information has been reclassified to conform to the 1996 financial statement presentation.

NOTE B - INVESTMENT SECURITIES

The amortized cost of investment securities and their approximate fair values at December 31, 1996 and 1995 were as follows (in thousands):

                            DECEMBER 31, 1996

                                        Gross        Gross
                            Amortized    Unrealized  Unrealized Fair
                            Cost        Gains        Losses     Value
Securities available-for-sale:
   Equity securities             $9,801       $3,494         $5     $13,290
   U.S. government and agency
   securities                    39,058          119        543      38,634
   State and municipal secur     25,769          560         47      26,282
   Restricted equity securit      1,393                               1,393
   Other debt securities          1,688                      15       1,673
                                $77,709       $4,173       $610     $81,272


Securities held-to-maturity:
   U.S. government and agency
   securities                      $609          $27                   $636
   State and municipal secur      2,271           12         17       2,266
   Other debt securities            225                                 225
                                 $3,105          $39        $17      $3,127
                            DECEMBER 31, 1995

                                        Gross        Gross
                            Amortized   Unrealized   Unrealized Fair
                            Cost        Gains        Losses     Value
Securities available-for-sale:
   Equity securities             $9,272       $2,051        $48     $11,275
   U.S. government and agency
   securities                    33,073          530         14      33,589
   State and municipal secur     16,273        1,192          9      17,456
   Restricted equity securit      1,026                               1,026
   Other debt securities          1,954           30          8       1,976
                                $61,598       $3,803        $79     $65,322


Securities held-to-maturity:
   U.S. government and agency
   securities                      $791          $32                   $823
   State and municipal secur      1,816           18                  1,834
   Other debt securities            210                       1         209
                                 $2,817          $50         $1      $2,866

The amortized cost and fair value of debt securities at December 31, 1996, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                            Securities               Securities
                            Held-to-Maturity         Available-for-Sale
                            Amortized   Fair         Amortized  Fair
                            Cost        Value        Cost       Value
Due in one year or less                                  $1,056      $1,056
Due from one year to five ye        734          736       3010        3032
Due from five to ten years          739          739        699         703
Due after ten years                1632         1652      61750       61798
                                 $3,105       $3,127    $66,515     $66,589

Gross realized gains and gross realized losses on sales of available-for-sale securities were (in thousands):

                                   1996         1995       1994
Gross realized gains:

   U.S. government and agency
   securities                       $13          $88        $35
   State and municipal secur        466          511        321
   Equity securities              1,362        1,124      1,567
   Other debt securities             13
                                 $1,854       $1,723     $1,923

Gross realized losses:

   U.S. government and agenc       $445         $408       $283
   securities                        27          127        352
   State and municipal secur         18            4         21
   Equity securities                 19            4
   Other debt securities           $509         $543       $656


During 1996, the Company sold a debt security with a carrying value of $465,000 which had been classified as held to maturity.
Subsequent to the purchase of this security, the Company received information indicating that this was not a bank qualified investment.
 This transaction resulted in a realized gain of $8,174. There were no sales of securities classified as held to maturity in 1995 or 1994.

Investment securities with a carrying value of approximately $11,506,000 and $10,646,000 at December 31, 1996 and 1995,
respectively, were pledged to secure certain deposits, security repurchase agreements and for other purposes as required by law.

There is no concentration of investments that exceed 10% of shareholders' equity for any individual issuer, excluding those guaranteed by the U.S. government.

NOTE C - LOANS

Major loan classifications are summarized as follows (in thousands):

                            DECEMBER 31, 1996
                                        PAST DUE     PAST DUE
                                        30 TO 90     90 DAYS    NON-
                            CURRENT     DAYS         OR MORE    ACCRUAL     TOTAL
Real estate loans - mortgage    $53,005       $1,907       $146        $346     $55,404
Real estate loans - construc      1,512        1,377                              1,512
Commercial and industrial lo     77,298          778         70         348      79,093
Consumer and all other loans     25,762                      40          54      26,634

Gross loans                    $157,577       $4,062       $256        $748     162,643

  Less: Unearned income                                                               6
         Unamortized loan                                                           370
         fees/costs
          Allowance for loan losses                                               2,413

Loans, net                                                                     $159,854
                            DECEMBER 31, 1995
                                        PAST DUE     PAST DUE
                                        30 TO 90     90 DAYS    NON-
                            CURRENT     DAYS         OR MORE    ACCRUAL     TOTAL
Real estate loans - mortgage    $52,792       $1,964       $433        $108     $55,297
Real estate loans - construc      1,212                                           1,212
Commercial and industrial lo     70,141        2,104        172         880      73,297
Consumer and all other loans     23,332          656        186          21      24,195

Gross loans                    $147,477       $4,724       $791      $1,009     154,001

  Less: Unearned income                                                              15
         Unamortized loan                                                           346
         fees/costs
          Allowance for loan losses                                               2,353

Loans, net                                                                     $151,287

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $748,000 and $1,009,000 at December 31, 1996 and 1995, respectively. If interest had been recorded at the original rate on those loans, such income would have approximated $86,000, $101,000 and $244,000 for the years ended December 31, 1996,
1995 and 1994, respectively. Interest income on such loans, which is recorded as received, amounted to approximately $43,000, $63,000 and $143,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Transactions in the allowance for loan losses are summarized as follows (in thousands):

                            YEAR ENDED DECEMBER 31,
                                   1996         1995       1994
Balance, beginning of year       $2,353       $2,127     $1,956
Provision charged to operati        105          300        577
Loans charged off                  (242)        (254)      (494)
Recoveries                          197          180         88
Balance, end of year             $2,413       $2,353     $2,127

At December 31, 1996 and 1995, the Company had loans amounting to approximately $181,000 and $165,000, respectively, that were specifically classified as impaired, $172,000 and $133,000, respectively of which are included in nonaccrual loans. By definition, a loan is impaired when, based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. In 1996 and 1995, the average balance of these loans amounted to approximately $184,000 and $165,000, respectively for the year. There was no specific allowance for the loan losses related to impaired loans at December 31, 1996 and 1995. level of loans classified as impaired, and the fact that the majority of such impaired loans are adequately collateralized, impaired loans should not have a material effect on the allowance for loan losses or the earnings of the Company. The following is a summary of cash receipts on these loans and how they were applied (in thousands):
                                                1996       1995
Cash receipts applied to reduce principa          $6         $1
Cash receipts recognized as interest inc           5          3
                  Total                          $11         $4

The Company has no commitments to loan additional funds to borrowers with impaired or nonaccrual loans.

The Company has no concentration of loans to borrowers engaged in similar businesses or activities which exceed 5% of total assets at December 31, 1996 or 1995.

The Company grants commercial, industrial, residential and consumer loans to customers throughout Northcentral Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions within this region.

NOTE D - BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows (in thousands):
                                              DECEMBER 31,
                                   1996         1995
Land                               $440         $430
Bank premises                     3,642        3,529
Furniture and equipment           3,357        3,093
Leasehold improvements              497          493
        Total                     7,936        7,545
Less accumulated depreciatio      4,101        3,736
                  Net            $3,835       $3,809

NOTE E - OTHER BORROWED FUNDS

At December 31, 1996, the Company had $14,491,000 of borrowings in the form of advances received from the Federal Home Lan Bank of Pittsburgh under the "Repo Plus" credit program. There were no borrowings at December 31, 1995.

The weighted average interest rate for the years ended December 31, 1996, 1995 and 1994 was 5.44%, 6.18%, and 5.72%, respectively. The maximum amount of other borrowed funds outstanding at any time was $16,737,000, $8,186,000 and $16,636,000, respectively, for those same periods.

NOTE F - DEPOSITS

Time deposits of $100,000 or more totaled approximately $13,250,000 on December 31, 1996 and $14,829,000 on December 31, 1995. related to such deposits was approximately $750,000, $727,000 and $407,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE G - INCOME TAXES

The following temporary differences gave rise to the net
December 31, 1996 and 1995 (in thousands):

                                                1996       1995
Deferred tax asset:
  Allowance for loan losses                     $494       $468
  Deferred compensation                          168        126
  Contingencies                                   79         74
  Pension                                        101         91
  Loan fees and costs                            126        118
  Stock option                                    12         32
                  Total                          980        909
Deferred tax liability:
   Bond accretion                                (75)      (154)
   Depreciation                                 (117)      (112)
   Unrealized gains on available-for-sal      (1,211)    (1,266)
                  Total                       (1,403)    (1,532)
Deferred tax liability, net                    ($423)     ($623)

The provision for income taxes is comprised of the following (in thousands):
                            YEAR ENDED DECEMBER 31,
                                   1996         1995       1994
Currently payable                $2,110       $1,600     $1,255
Deferred benefit                   (145)        (179)       (81)
        Total Provision          $1,965       $1,421     $1,174

The effective federal income tax rate for the years ended December 31, 1996, 1995 and 1994 was 26.9%, 26.9% and 25.8%, respectively. A reconciliation between the expected income tax and rate and the effective income tax and rate on income before income tax provision follows (in thousands):
[CAPTION]

                                   1996                    1995                    1994
                            AMOUNT      %            AMOUNT     %           AMOUNT      %
Provision at expected rate       $2,484         34.0%    $1,796        34.0%     $1,544              34.0%
Increase (decrease) in
tax resulting from:
  Tax-exempt income                (578)        -7.9%      (452)       -8.6%       (456)            -10.0%
  Other, net                         59          0.8%        77         1.5%         86               1.8%
     Effective
        Income tax
        and rates                $1,965         26.9%    $1,421        26.9%     $1,174              25.8%

NOTE H -   EMPLOYEE BENEFIT PLANS

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

Net periodic pension cost includes the following components (in thousands):
                                        YEAR ENDED DECEMBER 31,
                                                1996       1995        1994
Service costs benefits earned during the        $218       $180        $171
Interest cost on projected benefit oblig         189        158         137
Return on assets                                (154)      (119)       (110)
Amortization of transition gain                    2         (1)          1
Prior service costs                               19         24          18
Net periodic pension cost                       $274       $242        $217

The funded status of the Plan and amount recognized in the Company's balance sheet is summarized below (in thousands):

                                                1996       1995
Actuarial present value of:
  Vested benefit obligation                   $1,742     $1,149
  Nonvested benefit obligation                   $12        $13
Projected benefit obligation                  $3,032     $2,400
Plan assets at fair value                      2,137      1,678
Excess of projected benefit obligation o        (895)      (722)
Unrecognized prior-service cost                  307        174
Unrecognized transition gain being recognized over
   employees' average remaining service          (40)       (31)
Deferred unexpected loss                         329         99
  Accrued pension cost                         ($299)     ($480)

The projected benefit obligation at December 31, 1996 and 1995 was determined using an assumed discount rate of 7%, and an assumed long-term rate of compensation increase of 6%. An assumed long-term rate of return on Plan assets of 8% was used in both 1996 and 1995.

The Company offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404 and 415. The Company may make matching contributions equal to a discretionary percentage to be determined by the Company. Participants are at all times fully vested in their contributions and vest over a period of five years in the employer contribution. Contribution expense was $44,934, $40,171 and $33,693 for the years ended December 31, 1996, 1995 and 1994 respectively.

The Company has a deferred compensation plan whereby participating directors elected to forego director's fees for a period of five years. Under this plan the Company will make payments for a ten year period beginning at age 65, in most cases or at death if earlier, at which time payments would be made to their designated beneficiaries.

To fund benefits under the Plan, the Company has acquired corporate owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company. The total expense charged to other expenses was $114,000 , $72,001 and $31,740 for the years ended December 31, 1996, 1995 and 1994, respectively. Benefits paid under the Plan were $39,323, $33,664 and $18,557, respectively, for the years ended December 31, 1996, 1995 and 1994.

NOTE I - STOCK OPTIONS

The Company has granted a select group of its officers options to purchase shares of its common stock. These options, which are immediately exercisable, expire within three to ten years after having been granted. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for these options. Accordingly, compensation expense is recognized on the grant date, in amounts equivalent to the intrinsic value of the options (stock price less exercise price, at measurement date). Had compensation costs for these options been determined based on the fair values at the grant dates for awards consistent with the method of SFAS No. 123, the effect on the Company's net income and earnings per share for 1996 and 1995 would have been insignificant. For purposes of the calculations required by SFAS No. 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option- pricing model with the following weighted average assumptions for grants issued in 1996 and 1995, respectively: dividend yield of 3.05%; risk free interest rates of 5.81% and 5.20%, respectively; expected option lives of three years and expected volatility of 17.58% and 19.86%, respectively.

A summary of the status of the Company's stock option agreements as of December 31, 1996 and 1995, and changes during the years then ended, is presented below:
[CAPTION]

                                   1996                    1995
                                        Weighted-               Weighted-
                                        Average                 Average
Nonqualified Stock Options              Excercise               Excercise
                            Shares      Price        Shares     Price
Outstanding, beginning of ye     13,232       $22.16     12,593      $14.45
Granted                           5,100        35.00      5,100       35.00
Exercised                         5,959        19.89      4,461       15.07
Forfeited                   -                        -
Outstanding, end of year         12,373        28.55     13,232       22.16
Options exercisable at year-     12,373                  13,232
Fair value of options granted during
  the year                        $9.20                   $6.08

The following table summarizes information about nonqualified stock options outstanding at December 31, 1996:

Exercise          Number    Remaining   Number
Prices            OutstandinContractual Exercisable
           $35.00     4,455 1 year             4,455
            35.00     5,100 3 years            5,100
             6.67     2,818 4 years            2,818
                     12,373                   12,373

NOTE J - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and the Bank, including their immediate families and companies in which they are principal owners (more than 10%), are indebted to the Company. Such indebtedness was incurred in the ordinary course of business on the same terms and at those rates prevailing at the time for comparable transactions with others.

A summary of loan activity with officers, directors, stockholders and associates of such persons is listed below (in thousands):

                  BEGINNING                          CHARGE-    ENDING
YEAR              BALANCE   ADDITIONS   PAYMENTS     OFFS       BALANCE
             1996    $1,781      $1,009         $776 $ -             $2,014
             1995    $1,272        $652         $143 $ -             $1,781
             1994      $891        $715         $334 $ -             $1,272

NOTE K- COMMITMENTS AND CONTINGENT LIABILITIES

The following is a schedule of future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 1996 (in thousands):

YEAR ENDING DECEMBER 31,

             1997                               $163
             1998                                144
             1999                                 46
             2000                                 40
             2001                                 34
Thereafter                                        33
Total                                           $460

Total rental expense for all operating leases for years ended December 31, 1996, 1995 and 1994 approximated $172,000, $164,000 and
$162,000, respectively.
The Company is subject to lawsuits and claims arising out of its business. In the opinion of management, after review and consultation with counsel, any proceedings that may be assessed will not have a material adverse effect on the consolidated financial position of the Company.

NOTE L- OFF-BALANCE-SHEET RISK

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

Financial instruments whose contract amounts represent credit risk are as follows (in thousands)
                            CONTRACT AMOUNT
                            DECEMBER 31,
                                 CONTRACT AMOUNT
                                   1996         1995
Commitments to extend credit    $16,010      $18,281
Standby letters of credit        $2,026       $1,332

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

NOTE M - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as adequately capitalized a bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.

The Bank's actual capital amounts and ratios are also presented in the following table (in thousands):
[CAPTION]

                                                                            To Be Well
                                                                            Capitilized Under
                                                     For Capital            Prompt Corrective
                            Actual                   Adequacy Purposes      Action Provisions
                            AMOUNT      RATIO        AMOUNT     RATIO       AMOUNT      RATIO
As of December 31, 1996:
Total Capital
  (to Risk Weighted Assets)     $33,208         20.8%>$12,783   >8.0%       >$15,979    >10.0%
Tier I Capital
  (to Risk Weighted Assets)     $31,205         19.5%>$6,392    >4.0%       >$9,587     > 6.0%
Tier I Capital
  (to Average Assets)           $31,205         12.3%>$10,135   >4.0%       >$12,669    > 5.0%
As of December 31, 1995:
Total Capital
  (to Risk Weighted Assets)     $29,166         18.8%>$12,407   >8.0%       >$15,508    >10.0%
Tier I Capital
  (to Risk Weighted Assets)     $27,227         17.6%>$6,203    >4.0%       >$9,305     > 6.0%
Tier I Capital
  (to Average Assets)           $27,227         11.5%>$9,436    >4.0%       >$11,795    > 5.0%

Banking regulations limit the amount of dividends that may be paid by the Bank to Penns Woods Bancorp, Inc. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $21,296,000 at December 31, 1996, subject to minimum capital ratio requirements noted above.

The Bank is subject to regulatory restrictions which limit its ability to loan funds to Penns Woods Bancorp, Inc. At December 31, 1996, the regulatory lending limit amounted to approximately
$2,859,000.

NOTE N - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents information for loans (in thousands):
[CAPTION]

                                        AVERAGE      AVERAGE    ESTIMATED
                            BOOK        HISTORICAL   MATURITY   DISCOUNT    FAIR
                            VALUE       YIELD        (YRS) (1)  RATE        VALUES
DECEMBER 31, 1996
   Commercial                   $79,093         9.00%      3.53        9.44%    $78,775
   Real Estate                   56,916         9.71%      5.21        8.75%     57,416
   Other                         25,634         9.42%      5.84        8.75%     26,798
DECEMBER 31, 1995
   Commercial                   $73,297         9.99%      4.41       10.75%    $72,906
   Real Estate                   56,509         9.15%      5.66        9.41%     56,375
   Other                         24,195        10.05%      5.54       10.10%     24,184

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 1996 and 1995 The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities (in thousands):

                            BOOK        FAIR
                            VALUE       VALUE
DECEMBER 31, 1996
   Interest-bearing deposits   $174,060     $174,400
   Noninterest-bearing depos    $28,956      $28,956
DECEMBER 31, 1995
   Interest-bearing deposits   $175,079     $175,392
   Noninterest-bearing depos    $27,179      $27,179

The fair value estimates above do not include the benefit that results from the low- cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

Commitments to extend credit, standby letters of credit and financial guarantees written:

There is no material difference between the notional amount and the estimated fair value of off-balance sheet items which total approximately $18,036,000 and $19,613,000 at December 31, 1996 and 1995, respectively, and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

NOTE O - PARENT COMPANY ONLY FINANCIAL STATEMENTS (UNAUDITED)

Condensed financial information for Penns Woods Bancorp, Inc. follows:
                                                     (IN THOUSANDS)
CONDENSED BALANCE SHEET, DECEMBER 31,                      1996        1995
ASSETS:
Cash                                                        $37        $106
Investment in subsidiaries:
    Bank                                                 28,586      25,851
    Nonbank                                                5272        4061
Deferred tax asset                                           12          32
Prepaid taxes                                                55          72
                  Total assets                          $33,962     $30,122
LIABILITIES AND SHAREHOLDERS' EQUITY:
   Other liabilities                                        405         437
   Shareholders' equity                                  33,557      29,685
                  Total liabilities and shareholders'   $33,962     $30,122

[CAPTION]

CONDENSED STATEMENT OF INCOME FOR                    (IN THOUSANDS)
THE YEARS ENDED DECEMBER 31,                               1996        1995        1994
Operating income:
   Dividends from subsidiaries                           $1,707      $1,530      $1,583
   Equity in undistributed net
     income of subsidiaries                               3,727       2,581       1,798
Other income                                         -          -                   175
Operating expenses                                          (92)       (249)       (188)
                  Net income                             $5,342      $3,862      $3,368

[CAPTION]

CONDENSED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,                     (IN THOUSANDS)
                                                           1996        1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $5,342      $3,862      $3,388
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Equity in undistributed net income of
       subsidiaries                                      (3,727)     (2,581)     (1,798)
     Decrease in income taxes payable                        37         (72)        (22)
     Gains on investment securities                  -          -                  (119)
     Increase (decrease) in liabilities                       9          24        (312)
     Stock option compensation expense                       16           5          24
                  Net cash provided by operating acti     1,677       1,238       1,161
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investment securities       -          -                   597
   Purchase of investment securities                 -          -                  (715)
   Additional investment in subsidiaries                   (335)        (18)       (108)
                  Net cash used in investing activiti      (335)        (18)       (226)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                        (1,529)     (1,239)       (999)
   Proceeds from intercompany loan                   -          -                    15
   Proceeds from exercise of stock options                  118          66          46
                  Net cash used in financing activiti    (1,411)     (1,173)       (938)
NET INCREASE (DECREASE) IN CASH                             (69)         47          (3)
CASH, BEGINNING OF YEAR                                     106          59          62
CASH, END OF YEAR                                           $37        $106         $59

CONDENSED STATEMENT OF CASH FLOWS
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITY:

During 1994, Penns Woods Bancorp, Inc. transferred $2,926,345 in equity securities to Woods Investment Company, Inc.; in a related transaction, Woods Investment Company, Inc. assumed a liability for $191,696 which Penns Woods Bancorp, Inc. owed to Jersey Shore State Bank.


NOTE P - CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
[CAPTION]

                            FOR THE THREE MONTHS ENDED
                            MAR.        JUN.         SEP.       DEC.
             1996           31,         30,          30,        31,
Interest income                  $4,782       $4,888     $5,049      $5,278
Interest expense                  1,970        1,978      2,057       2,074
Net interest income               2,812        2,910      2,992       3,204
Provision for loan losses            42           21         21          21
Other income                        262          304        276         274
Securities gains                     36          255        397         657
Other expenses                    1,760        1,748      1,750       1,709
Income before income tax pro      1,308        1,700      1,894       2,405
Income tax provision                326          434        536         669
Net income                         $982       $1,266     $1,358      $1,736
Net income per share              $0.77        $1.00      $1.07       $1.36
                            FOR THE THREE MONTHS ENDED
                            MAR.        JUN.         SEP.       DEC.
             1996           31,         30,          30,        31,
Interest income                  $4,551       $4,623     $4,765      $4,756
Interest expense                  1,881        1,949      1,968       1,995
Net interest income               2,670        2,674      2,797       2,761
Provision for loan losses           100          124         76     -
Other income                        237          251        256         291
Securities gains                    283          308        296         293
Other expenses                    2,008        2,189      1,712       1,625
Income before income tax pro      1,082          920      1,561       1,720
Income tax provision                289           54        545         533
Net income                         $793         $866     $1,016      $1,187
Net income per share              $0.63        $0.68      $0.80       $0.94
                            FOR THE THREE MONTHS ENDED
                            MAR.        JUN.         SEP.       DEC.
             1996           31,         30,          30,        31,
Interest income                  $3,942       $4,043     $4,376      $4,523
Interest expense                  1,645        1,678      1,760       1,819
Net interest income               2,297        2,365      2,616       2,704
Provision for loan losses           152          150        125         150
Other income                        202          225        247         201
Securities gains (losses)           625          329        341         (28)
Other expenses                    1,575        1,600      1,667       2,162
Income before income tax pro      1,397        1,169      1,412         565
Income tax provision                350          314        401         109
Net income                       $1,047         $855     $1,011        $456
Net income per share              $0.83        $0.67      $0.80       $0.36


     The Registrant's Consolidated Financial Statements and notes thereto contained in the Annual Report (at page 10 thereto)are incorporated in their entirety by reference under this
Item 8.
     The Registrant does not meet both of the tests under Item
302(a)(5) of Regulation S-K, and therefore, is not required to provide supplementary financial data.

PENNS WOODS BANCORP, INC.
INDEBTEDNESS OF RELATED PARTIES
                  Column A              Column B     Column C   Column D                Column E
                                                                Deductions
                                        Beginning                           Charge-     Ending
Year              Name of Debtor        Balance      Additions  Paments     offs        Balance
             1996 8 directors, 10 affiliated interests,
                    and 3 officers            $1,781     $1,009        $776          $0            $2,014
             1995 6 directors, 7 affiliated interests,
                    and 3 officers             1,272        652         143           0             1,781
             1994 5 directors, 7 affiliated interests,
                    and 3 officers               891        715         334           0             1,272

ITEM  9    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None

PART III
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT Information appearing in the Proxy Statement under the caption "Election of Directors" is incorporated herein by
reference.   (a) Identification of directors.  The information
appearing under the caption "Election of Directors" in the Company's Proxy Statement dated March 25, 1997 (at page 5 thereto) is incorporated herein by reference.
ITEM 11    EXECUTIVE COMPENSATION
Information appearing under the caption "Executive
Compensation" in the Company's Proxy Statement (at page 6 thereto) is incorporated herein by reference.
ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT
     The information appearing under the caption "Principal Beneficial Owners of the Corporation's Common Stock" in the Company's Proxy Statement (at page 3 thereto) is incorporated herein by reference.
ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
CERTAIN TRANSACTIONS
     There have been no material transactions between the Corporation and the Bank, nor any material transactions proposed, with any Director or executive officer of the Corporation and the Bank, or any associate of the foregoing persons. The Corporation and the Bank have had, and intend to continue to have, banking and financial transactions in the ordinary course of business with Directors and Officers of the Corporation and the Bank and their associates on comparable terms and with similar interest rates as those prevailing from time to time for other customers of the Corporation and the Bank.
     Total loans outstanding from the Bank at December 31, 1996 to the Corporation's and the Bank's Officers and Directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $2,014,000 or approximately 7.05% of the total equity capital of the Bank. Loans to such persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features.
     See also the information appearing in footnote J to the Consolidated Financial Statements included elsewhere in the Annual Report.

PART IV
ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K

(a) Financial Statements
     1. The following consolidated financial statements and reports are set forth in Item 8:
                  Report of Independent Certified Public Accountants Consolidated Balance Sheet
                  Consolidated Statement of Income
                  Consolidated Statement of Changes in Shareholders' Equity Consolidated Statement of Cash Flows
                  Notes to the Consolidated Financial Statements
     2.  The following  schedules are submitted herewith:
                                    I.  Indebtedness of Related Parties
(b) Reports on Form 8-K
      No reports were required to be filed on Form 8-K during 1996.

     The schedules not included are omitted because the required matter or conditions are not present, the data is insignificant or the required information is submitted as part of the consolidated financial statements and notes thereto.

(c) Exhibits:

     (3) (i) Articles of Incorporation of the Registrant, as presently in effect (incorporated herein by reference to Exhibit B to Amendment No. 2 of Form 10 filed on February 3, 1989).
     (3) (ii) Bylaws of the Registrant as presently in effect
               (incorporated herein by reference to Exhibit C to Amendment No. 2 of Form 10 filed on February 3, 1989).
     (4)      Dissenting Shareholders' Rights presently in effect
               (incorporated herein by reference to Exhibit D to Amendment
               No. 2 of Form 10 filed on February 3, 1989).
     (13)      Annual Report to Shareholders
     (21)      Subsidiaries of the Registrant (incorporated  herein by
                 reference to Exhibit F to Amendment No. 2 of Form 10 filed on February 3, 1989).
     (23)      Consent of Independent Certified Public Accountants
     (27)      Financial Data Schedule

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 1997              PENNS WOODS BANCORP, INC.
                            BY:  THEODORE H. REICH
                            President

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Theodore H. Reich, President and DirectoMarch  11, 1997
/s/ Theodore H. Reich


Sonya E. Hartranft, Principal AccountingMarch  11, 1997
Principal Financial Officer
/s/ Sonya E. Hartranft


Phillip H. Bower, Director              March  11, 1997
/s/ Phillip H. Bower


Lynn S. Bowes, Director                 March  11, 1997
/s/ Lynn S. Bowes


William S. Frazier, Director            March  11, 1997
/s/ William S. Frazier


James M. Furey II, Director             March  11, 1997
/s/ James M. Furey II


Allan W. Lugg, Director                 March  11, 1997
/s/ Allan W. Lugg


Jay H. McCormick, Director              March  11, 1997
/s/ Jay H. McCormick


R. Edward Nestlerode, Jr., Director     March  11, 1997
/s/ R. Edward Nestlerode, Jr.


James E. Plummer, Director              March  11, 1997
/s/ James E. Plummer


Howard M. Thompson, Director            March  11, 1997
/s/ Howard M. Thompson


William F. Williams, Jr., Director      March  11, 1997
/s/ William F. Williams, Jr.


This statement has not been reviewed or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

EXHIBIT INDEX
     (3) (i) Articles of Incorporation of the Registrant, as presently in effect (incorporated herein by reference to Exhibit B to Amendment No. 2 of Form 10 filed on February 3, 1989).
     (3) (ii) Bylaws of the Registrant as presently in effect
               (incorporated herein by reference to Exhibit C to Amendment No. 2 of Form 10 filed on February 3, 1989).
     (4)      Dissenting Shareholders' Rights presently in effect
               (incorporated herein by reference to Exhibit D to Amendment
               No. 2 of Form 10 filed on February 3, 1989).
     (21)      Subsidiaries of the Registrant (incorporated  herein by
                 reference to Exhibit F to Amendment No. 2 of Form 10 filed on February 3, 1989).
     (24)      Consent of Independent Certified Public Accountants