Form 10-Q
period 1997-03-31
PENNS WOODS BANCORP INC
filed 1997-05-13
CIK 716605

secQ397
FORM 10-Q QUARTERLY REPORT

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



 FORM 10-Q

QUARTERLY REPORT UNDER SECTION 10
OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1997       Commission file number
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

            YES [  X  ]                                    NO[     ]


On March 31, 1997 there were 1,277,298 shares of the Registrant's common stock outstanding.

PART  I  FINANCIAL STATMENTS

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
AT DATES INDICATED
                                                                           March 31,      December 31,
                                                                              1997            1996
                                                                        --------------------------------
ASSETS:
  Cash and due from banks                                                    $8,403,194      $8,014,461
  Investment securities available-for-sale                                   82,080,979      81,272,404
  Investment Securities held-to-maturity                                      3,104,349       3,105,408
  Loans, net of unearned discount                                           163,010,479     162,266,721
  Allowance for loan losses                                                  (2,479,094)     (2,413,021)

            Loans, net                                                      160,531,385     159,853,700

  Bank premises and equipment                                                 3,614,704       3,614,924
  Foreclosed assets held for sale                                               332,954         252,710
  Accrued interest receivable                                                 1,712,947       1,676,206
  Other assets                                                                2,284,508       1,934,280
                                                                        --------------------------------
            TOTAL ASSETS                                                   $262,065,020    $259,724,093
                                                                        ================================

LIABILITIES:
  Demand Deposits                                                           $30,606,513     $28,956,182
  Interest-bearing demand deposits                                           36,221,097      38,122,803
  Savings deposits                                                           45,209,001      45,381,900
  Time deposits                                                              99,973,888      90,555,626
                                                                        --------------------------------
            Total deposits                                                 $212,010,499    $203,016,511

  Federal funds purchased                                                             0      14,490,477
  Securities sold under repurchase agreements                                11,781,564       5,628,067
  Accrued interest payable                                                      837,936         884,096
  Other Liabilities                                                           2,825,379       2,148,305
            Total liabilities                                           --------------------------------
                                                                           $227,455,378    $226,167,456
                                                                        --------------------------------
SHAREHOLDERS' EQUITY:
  Common stock, par value $10 per share,
            10,000,000 shares authorized;
            1,277,298 shares issued and outstanding
            at March 31, 1997 and December 31, 1996                         $12,772,980     $12,772,980
  Additional paid-in capital                                                  4,558,910       4,558,910
  Retained earnings                                                          15,499,810      13,873,040
  Net unrealized gain (loss) on securities
            available for sale                                                1,777,942       2,351,707
                                                                        --------------------------------
            Total shareholders' equity                                      $34,609,642     $33,556,637
                                                                        --------------------------------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                                           $262,065,020    $259,724,093
                                                                        ================================

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIODS INDICATED

                                                          THREE MONTHS    THREE MONTHS      QUARTER          QUARTER
                                                             ENDED           ENDED           ENDED            ENDED
                                                         Mach 31, 1997   March 31, 1996  March 31, 1997   March 31, 1996
                                                        ------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                                 $3,818,782      $3,640,106      $3,818,782        $3,640,106
  Interest and dividends on investments:                ------------------------------------------------------------------
            Taxable interest                                    723,458         732,962         723,458           732,962
            Nontaxable interest                                 437,110         264,245         437,110           264,245
            Dividends                                           131,445         121,584         131,445           121,584
                                                        ------------------------------------------------------------------
            Total interest and dividends
            on investments                                    1,292,013       1,118,791       1,292,013         1,118,791
            Interest on Federal funds sold                            0          22,789               0            22,789
                                                        ------------------------------------------------------------------
            Total interest income                             5,110,795       4,781,686       5,110,795         4,781,686
                                                        ------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                        1,885,012       1,897,288       1,885,012         1,897,288
  Interest on Federal funds purchased                            99,069             820          99,069               820
  Interest on securities sold under
     repurchase agreements                                       97,746          71,734          97,746            71,734
  Interest on other borrowings                                        0               0               0                 0
                                                        ------------------------------------------------------------------
            Total interest expense                            2,081,827       1,969,842       2,081,827         1,969,842
                                                        ------------------------------------------------------------------
  Net interest income                                         3,028,968       2,811,844       3,028,968         2,811,844
  Provision for loan losses                                      60,000          42,000          60,000            42,000
                                                        ------------------------------------------------------------------
  Net interest income after provision for
  loan losses                                                 2,968,968       2,769,844       2,968,968         2,769,844
                                                        ------------------------------------------------------------------
OTHER OPERATING INCOME:
  Service charges                                               200,531         202,200         200,531           202,200
  Securities gains                                            1,176,226          36,477       1,176,226            36,477
  Other income                                                   75,114          60,294          75,114            60,294
                                                        ------------------------------------------------------------------
            Total other operating income                      1,451,871         298,971       1,451,871           298,971
                                                        ------------------------------------------------------------------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                                947,460         873,872         947,460           873,872
  Occupancy expense, net                                        120,633         130,414         120,633           130,414
  Furniture and equipment expense                               149,235         128,123         149,235           128,123
  Other expenses                                                558,046         627,653         558,046           627,653
                                                        ------------------------------------------------------------------
            Total other operating expenses                    1,775,374       1,760,062       1,775,374         1,760,062
                                                        ------------------------------------------------------------------
INCOME BEFORE TAXES                                           2,645,465       1,308,753       2,645,465         1,308,753
INCOME TAX PROVISION                                            699,370         326,325         699,370           326,325
                                                        ------------------------------------------------------------------
NET INCOME                                                   $1,946,095        $982,428      $1,946,095          $982,428
                                                        ==================================================================
EARNINGS PER SHARE                                                 1.52            0.77            1.52              0.77
                                                        ==================================================================
TOTAL SHARES OUTSTANDING                                      1,277,298       1,271,522       1,277,298         1,271,522
                                                        ==================================================================

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE  THREE  MONTHS ENDED MARCH 31, 1997

                                                                                                 UNREALIZED
                                                                                                APPRECIATION
                                                               ADDITIONAL                    (DEPRECIATION) ON      TOTAL
                                                 COMMON          PAID-IN          RETAINED       SECURITIES     SHAREHOLDERS'
                                                  STOCK          CAPITAL         EARNINGS    AVAILABLE-FOR-SALE    EQUITY
                                             ---------------------------------------------------------------------------------
Balance, December 31, 1996                       $12,772,980      $4,558,910     $13,873,040        $2,351,707    $33,556,637

Net income for the three months ended
     March 31, 1997                                                                     1,946,095                        1,946,095
Dividends declared and paid                                                         (319,325)                        (319,325)
Net change in unrealized gain on marketable
     equity securities                                                                                (573,765)      (573,765)
                                             ---------------------------------------------------------------------------------
Balance, March 31, 1997                          $12,772,980      $4,558,910     $15,499,810        $1,777,942    $34,609,642
                                             =================================================================================

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT
OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 1997 AND MARCH 31, 1996

                                                                           MARCH 31,       MARCH 31,
                                                                              1997            1996
                                                                        --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                 $1,946,095        $982,427
  Adjustments to reconcile net income to net cash
  provided by operating activities
      Depreciation                                                               99,423         101,162
      Provision for loan losses                                                  60,000          42,000
      Amortization of investment security premiums                                5,871           4,607
      Accretion of investment security discounts                                (39,317)        (13,981)
      Securities gains                                                       (1,176,226)        (36,477)
      Increase in all other assets                                              (73,077)       (964,233)
      Increase (decrease) in all other liabilities                              612,598         844,565
                                                                        --------------------------------
                 Net cash provided by operating activities                    1,435,367         960,070
                                                                        --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available-for-sale                                 (14,877,284)    (10,658,639)
  Proceeds from sale of securities available-for-sale                        14,384,169         644,559
  Purchase of securities held-to-maturity                                             0        (493,895)
  Proceeds from calls and maturities of securities held-to-maturity              25,930         509,685
  Net increase in loans                                                        (737,685)      2,317,549
  Decrease in foreclosed assets                                                 (80,244)        290,093
  Acquisition of bank premises and equipment                                    (99,203)       (124,162)
                                                                        --------------------------------
                 Net cash provided by (used in) investing activities         (1,384,317)     (7,514,810)
                                                                        --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                                   7,343,657       2,448,458
  Net  increase in noninterest-bearing deposits                               1,650,331         (50,993)
  Net increase (decrease) in sec. sold under repurch. agree.                  6,153,497          48,455
  Increase (decrease)  in other borrowed funds                              (14,490,477)              0
  Dividends paid                                                               (319,325)       (279,736)
  Stock options exercised                                                             0           1,261
                                                                        --------------------------------
                 Net cash (used in) provided by financing activities            337,683       2,167,445
                                                                        --------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            388,733      (4,387,295)
CASH AND CASH EQUIVALENTS, BEGINNING                                          8,014,461      14,853,649
                                                                        --------------------------------
CASH AND CASH EQUIVALENTS, ENDING                                            $8,403,194     $10,466,354
                                                                        ================================



      The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for the fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1996.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      EARNINGS SUMMARY

         Interest Income

            For the three months ended March 31, 1997, total interest income increased by $329,109 or 6.88% compared to the same period in 1996.
            This increase is due to an increase of $178,676 in interest and fees on loans, an increase in total interest and dividends on investments of $173,222 and a $22,789 decrease in income on federal funds sold.

            The increase in interest and fees on
            loans of $178,676 was primarily due to
            premiums received from the fourth quarter, 1996 sales of student loans, fees and late charges collected and also due to an increase in the loan volume during the first three months, ended March 31, 1997. The decrease in interest on federal funds sold of $22,789 was due to a decrease in the amount of funds sold.
            Interest and dividends on investments
            increased primarily due to an increase in nontaxable interest of $172,865 and a slight decrease in taxable interest on investments of $9,504. In addition, there was an increase in dividend income of $9,861 due to an increase of holdings in the equity portfolio.

         Interest Expense

            For the three months ended March 31, 1997 total interest expense increased $111,985 or 5.68% over the same period in 1996. The increase in interest expense can be attributed to the interest paid on Federal funds purchased during the first two months of the quarter. In addition, there was an increase in the amount of interest paid on securities sold under repurchase agreements due to the increase in volume of these accounts.

         Provision for Loan Losses

            The provision for losses for the three
            months ended March 31, 1997 increased
            $18,000 from the corresponding period in 1996. This increase reflects an anticipated rise in consumer loan losses throughout the remainder of the year.

            As of the first quarter of 1997, recoveries exceeded charge offs by $6,000 compared to the first quarter of 1996 when recoveries exceeded charge offs by $24,000. Provisions to date total $60,000 as compared to provisions through March 31, 1996 of $42,000.

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

            The ratio of non-accruing loans and those
            accruing but delinquent more than 90 days
            (collectively called "non-performing"
            loans) to the allowance for loan losses
            stood at .37 times at March 31, 1997 an
            improvement  in coverage from the .42 times at
            December 31, 1996.   The decrease in
            non-performing loans occurred throughout the entire portfolio. Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.


         Other Operating Income

            Other operating income for the three months ended March 31, 1997 increased $1,152,900.
            This increase is due to the net effect of a slight decrease in service charges collected of $1,669, an increase in securities gains realized of $1,139,749 and an increase in other income of $14,820.

            The decrease in service charges  was
            a result of a decrease in service charges collected on deposit accounts. A gain taken on the sale of a foreclosed asset during the first quarter of 1997 was the contributing factor to the increase in other income. The primary increase in other operating income was due to the increase in securities gains recognized of $1,139,749. Realized gains were on sales of bonds that were sold in effort to better match the Bank's rate-sensitive assets and rate-sensitive liabilities given the current economic conditions. In addition, gains were realized on partial sales of equity securities that have been in the portfolio long-term that had reached what management had determined to be their maximum potential.

         Other Operating Expense

            For the three months ended March 31, 1997
            total other operating expenses increased $15,312 or .87% over the same period in 1996.

            Employee salaries and benefits
            increased $73,588 as a result of increases in salary levels.

            Occupancy expense decreased $9,781 and
             furniture and equipment expense increased
             $21,112. The minimal decrease in occupancy expense is the result of a decrease in the amount of maintenance and repairs expense incurred.

             The $21,112 increase in furniture and
             equipment expense can be attributed to
             an increase in the amount of repairs and maintenance incurred and also to an increase in depreciation.

            Expenses included under the other expenses
            heading are such items as: advertising, postage, maintenance, FDIC, SAIF and other insurance, Pennsylvania State shares tax,
            legal and professional fees, telephone,
            printing and supplies and other general and
            administrative expenses.   Decreases in
            other expenses totalled $69,607. As compared to the first quarter of 1996, FDIC Insurance declined considerably due to the decrease in the Bank's "Bank Insurance Fund" assessment rate. There was also a decrease in the amount of repairs and maintenance expense on the foreclosed assets incurred during the first quarter of 1997 compared to the same period in 1996. These savings, netted against increases in other expenses, mainly legal, supplies and Pennsylvania Capital shares tax, account for the $69,607 decrease in other expenses.

         Provision for Income Taxes

            Provision for income taxes for the three months ended March 31, 1997 resulted in an effective income tax rate of 26.44% compared to 24.93% for the corresponding period in 1996. The increase noted is primarily a result of an increase in the amount of security gains included in taxable income.


         ASSET/LIABILITY MANAGEMENT

         Assets

           At March 31, 1997, cash
           and investment securities totalled
           $93,588,522, or a net increase of $1,196,249
           over the corresponding balance at December
           31, 1996.  Investment securities increased,
           $807,516, while cash increased $388,733.
           During this period, net loans
           increased by $677,685 to $160,531,385.

          The increase in investment securities from December 31, 1996 to March 31, 1997 can be attributed to the net effect of various purchases and sales of investments during the first quarter with the main transactions being; purchases of United States Treasury Notes and agency securities, and sales of municipal securities.

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

           The allowance for loan losses totalled
           $2,479,094 at March 31, 1997, an increase of $66,073 over the balance at December 31, 1996. For the three months ended March 31, 1997, the provision for loan losses totalled
           $60,000.  As a percent of loans, the
           allowance for loan losses at March 31, 1997 totalled 1.52% versus 1.49% at December 31,
           1996.

           Loans accounted for on a non-accrual basis totalled $596,000 and $748,000 at March
           31, 1997 and December 31, 1996 respectively.

           Accruing loans, contractually delinquent 90 days or more were $323,000 at March 31, 1997 and $256,000 at December 31, 1996.
           These loans are predominately secured by first lien mortgages on residential real estate where appraisal values mitigate any potential loss of interest and principal.
           The ratio of non-accruing loans and those accruing but delinquent more than 90 days to the allowance for loan losses stood at .37 times at March 31, 1997 and .42 times at December 31, 1996. Presently the portfolio has no loans that meet the definition of "trouble debt restructurings" under FAS 15.

           A watch list of potential problem loans is maintained and updated quarterly by an internal credit review committee. At this time there are no credits of substance that have the potential to become more than 90 days delinquent.

           The Bank has not had nor presently has any foreign outstandings. In addition, no known concentrations of credit presently exist.

           At March 31, 1997 the balance of other real estate was $332,954 compared to $252,710 at December 31, 1996. Two properties were transferred into the account during the first quarter of 1997. In addition, one property that was on the books at December 31, 1996 was sold during March of 1997.

         Deposits

           At March 31, 1997 total deposits amounted to $212,010,499 representing an increase of
           $8,993,988 or a 4.43% increase from total deposits at December 31, 1996.

         Other Liabilities

           At March 31, 1997, other liabilities
           totalled $2,825,379 or a $677,074 increase over the balance at December 31, 1996. This increase is primarily due to an increase in accrued taxes and accrued expenses.


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

           At March 31, 1997, regulatory capital to total assets was 13.21% compared to 12.92% at December 31, 1996. Primary capital to total assets at March 31, 1997 was 14.15% compared to 13.85% at December 31, 1996.

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

           Capital is being maintained in compliance with risk-based capital guidelines.
           The Company's Tier 1 Capital to total risk weighted assets ratio is 20.42% and the total capital ratio to total risk weighted assets ratio is 21.67%.

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

            5.  Investments to Total Deposits, 50% maximum

            6.  Total Liquid Assets to Total Assets, 25% minimum

            7.  Total Liquid Assets to Total Liabilities, 25% minimum

            8.  Volatility Liability Dependence Ratio, 10% maximum


        The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totalling $8,000,000 from correspondent banks. In addition, the Bank has an agreement with the Federal
        Home Loan Bank of Pittsburgh that enables the Bank to receive advances up to $85,954,000 for terms of 1 to 120 days under the Federal Home Loan Bank's
         "Repo Plus" credit program.

         All of the funding mentioned is available to the Bank, should the need for short-term funds arise.

        The following table sets forth the Bank's interest rate sensitivity as of March 31, 1997:

                                           AFTER ONE      AFTER THREE        AFTER
                             WITHIN        BUT WITHIN      BUT WITHIN         FIVE
                             ONE YEAR     THREE YEARS      FIVE YEARS        YEARS

Earning assets: (1) (2)
   Investment securities      $                $               $               $ 48,568

   Loans (2)                     68,703          20,777          57,989          17,767
                          --------------------------------------------------------------
Total earning assets             74,181          27,710          75,834          66,335


   Deposits (3)                 109,030          22,250          49,088          14,466
   Borrowings                         0               0               0               0
                          --------------------------------------------------------------
Total interest bearing lia      109,030          22,250          49,088          14,466

Net non-interest bearing
   funding (4)                    8,954           6,714          16,112          17,446
                          --------------------------------------------------------------
Total net funding sources       117,984          28,964          65,200          31,912

Excess assets (liabilities      (43,803)         (1,254)         10,634          34,423
Cumulative excess
   assets (liabilities)         (43,803)        (45,057)        (34,423)                       -

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

Part II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K.

     a.  Exhibits:

Number      Description
--------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule


     b. Reports: No reports on Form 8-K were filed in the first quarter of 1997.



 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
  (Registrant)


Date:       May 13, 1997
                                        --------------------------------
                                        Theodore H. Reich, President

Date:       May 13, 1997
                                        --------------------------------
                                        Sonya E. Hartranft, Secretary



            Description
--------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule

 EXHIBIT 11

STATEMENT OF COMPUTATION OF EARNING PER SHARE
FOR THE PERIOD ENDED 3/31/97

                                              LESS          FRACTION
                SHARES                     FRACTIONAL          OF           WEIGHTED
DATE         OUTSTANDING   RESTATEMENT       SHARES           YEAR           SHARES
----------------------------------------------------------------------------------------
1/01/97-3/31    1,277,298       -              -             90/90            1,277,298

  WEIGHTED SHARES OUTSTANDING  3/31/97                                        1,277,298
                                                                        ================

NET INCOME 3/31/97                           $1,946,095
WEIGHTED SHARES OUTSTANDING  3/31/97          1,277,298
EARNINGS PER SHARE 3/31/97                                                        $1.52
                                                                        ================

