Form 10-Q
period 1997-06-30
PENNS WOODS BANCORP INC
filed 1997-08-14
CIK 716605

secQ697
FORM 10-Q QUARTERLY REPORT

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



 FORM 10-Q

QUARTERLY REPORT UNDER SECTION 10
OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1997     Commission file number
                                                     0-17077


PENNS WOODS BANCORP, INC.

Incorporated in Pennsylvania
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

                                    YES [  X  ]              NO[     ]


On June 30, 1997 there were 1,278,724 shares of the Registrant's common stock outstanding.

PART  I  FINANCIAL STATMENTS

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
AT DATES INDICATED
                                                                            June 30,      December 31,
                                                                              1997            1996
                                                                        --------------------------------
ASSETS:
  Cash and due from banks                                                   $12,278,039      $8,014,461
  Federal funds sold                                                         $4,000,000               0
  Investment securities available-for-sale                                   67,552,791      81,272,404
  Investment Securities held-to-maturity                                      3,102,218       3,105,408
  Loans, net of unearned discount                                           168,258,968     162,266,721
  Allowance for loan losses                                                  (2,509,433)     (2,413,021)

            Loans, net                                                      165,749,535     159,853,700

  Bank premises and equipment                                                 3,584,038       3,614,924
  Foreclosed assets held for sale                                               237,083         252,710
  Accrued interest receivable                                                 1,611,596       1,676,206
  Other assets                                                                3,763,171       1,934,280
                                                                        --------------------------------
            TOTAL ASSETS                                                   $261,878,471    $259,724,093
                                                                        ================================

LIABILITIES:
  Demand Deposits                                                           $31,704,710     $29,000,674
  Interest-bearing demand deposits                                           35,698,263      38,122,803
  Savings deposits                                                           44,397,527      45,381,900
  Time deposits                                                             100,007,784      90,555,626
                                                                        --------------------------------
            Total deposits                                                 $211,808,284    $203,061,003

  Federal funds purchased                                                             0      14,490,477
  Securities sold under repurchase agreements                                 8,200,104       5,628,067
  Accrued interest payable                                                      997,894         884,096
  Other Liabilities                                                           3,558,530       2,103,813
            Total liabilities                                           --------------------------------
                                                                           $224,564,812    $226,167,456
                                                                        --------------------------------
SHAREHOLDERS' EQUITY:
  Common stock, par value $10 per share,
            10,000,000 shares authorized; 1,278,724
            and 1,277,298 shares issued and outstanding
            at June 30, 1997 and December 31, 1996, respectively            $12,787,240     $12,772,980
  Additional paid-in capital                                                  4,584,280       4,558,910
  Retained earnings                                                          17,008,755      13,873,040
  Net unrealized gain (loss) on securities
            available for sale                                                2,933,384       2,351,707
                                                                        --------------------------------
            Total shareholders' equity                                      $37,313,659     $33,556,637
                                                                        --------------------------------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                                           $261,878,471    $259,724,093
                                                                        ================================

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIODS INDICATED

                                                           SIX MONTHS      SIX MONTHS       QUARTER          QUARTER
                                                             ENDED           ENDED           ENDED            ENDED
                                                         June 30, 1997   June 30, 1996   June 30, 1997    June 30, 1996
                                                        ------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                                 $7,683,521      $7,273,763      $3,864,739        $3,633,657
  Interest and dividends on investments:                ------------------------------------------------------------------
            Taxable interest                                  1,407,035       1,610,098         683,577           877,136
            Nontaxable interest                                 748,152         511,554         311,042           247,309
            Dividends                                           253,116         248,766         121,671           127,182
                                                        ------------------------------------------------------------------
            Total interest and dividends
            on investments                                    2,408,303       2,370,418       1,116,290         1,251,627
            Interest on Federal funds sold                       52,993          25,331          52,993             2,542
                                                        ------------------------------------------------------------------
            Total interest income                            10,144,817       9,669,512       5,034,022         4,887,826
                                                        ------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                        3,825,993       3,758,864       1,940,981         1,861,576
  Interest on Federal funds purchased                            99,857          37,671             788            36,851
  Interest on securities sold under
     repurchase agreements                                      225,374         151,074         127,628            79,340
  Interest on other borrowings                                        0               0               0                 0
                                                        ------------------------------------------------------------------
            Total interest expense                            4,151,224       3,947,609       2,069,397         1,977,767
                                                        ------------------------------------------------------------------
  Net interest income                                         5,993,593       5,721,903       2,964,625         2,910,059
  Provision for loan losses                                     120,000          63,000          60,000            21,000
                                                        ------------------------------------------------------------------
  Net interest income after provision for
  loan losses                                                 5,873,593       5,658,903       2,904,625         2,889,059
                                                        ------------------------------------------------------------------
OTHER OPERATING INCOME:
  Service charges                                               415,498         408,056         214,967           205,856
  Securities gains                                            2,325,027         290,524       1,148,801           254,047
  Other income                                                  152,280         158,127          77,166            97,833
                                                        ------------------------------------------------------------------
            Total other operating income                      2,892,805         856,707       1,440,934           557,736
                                                        ------------------------------------------------------------------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                              1,895,518       1,777,326         948,058           903,454
  Occupancy expense, net                                        243,359         247,045         122,726           116,631
  Furniture and equipment expense                               342,024         232,271         192,789           104,148
  Other expenses                                              1,044,583       1,250,935         486,537           623,282
                                                        ------------------------------------------------------------------
            Total other operating expenses                    3,525,484       3,507,577       1,750,110         1,747,515
                                                        ------------------------------------------------------------------
INCOME BEFORE TAXES                                           5,240,914       3,008,033       2,595,449         1,699,280
INCOME TAX PROVISION                                          1,402,257         759,772         702,887           433,447
                                                        ------------------------------------------------------------------
NET INCOME                                                   $3,838,657      $2,248,261      $1,892,562        $1,265,833
                                                        ==================================================================
EARNINGS PER SHARE                                                 3.00            1.77            1.48              1.00
                                                        ==================================================================
TOTAL SHARES OUTSTANDING                                      1,277,500       1,271,620       1,277,500         1,271,620
                                                        ==================================================================

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE  SIX  MONTHS ENDED JUNE 30, 1997

                                                                                           UNREALIZED
                                                                                          APPRECIATION
                                                          ADDITIONAL                    (DEPRECIATION) O      TOTAL
                                            COMMON          PAID-IN          RETAINED      SECURITIES     SHAREHOLDERS'
                                             STOCK          CAPITAL         EARNINGS    AVAILABLE-FOR-SA      EQUITY
                                        ----------------------------------------------------------------------------------
Balance, December 31, 1996                  $12,772,980      $4,558,910     $13,873,040      $2,351,707       $33,556,637

Net income for the six months ended
     June 30, 1997                                                            3,838,657                         3,838,657
Dividends declared and paid                                                    (702,942)                         (702,942)
Net change in unrealized gain on marketable
     equity securities                                                                          581,677           581,677
Stock options exercised                          14,260          25,370                                            39,630
                                        ----------------------------------------------------------------------------------
Balance, June 30, 1997                      $12,787,240      $4,584,280     $17,008,755      $2,933,384       $37,313,659
                                        ==================================================================================

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT
OF CASH FLOWS
FOR THE QUARTERS ENDED JUNE 30, 1997 AND JUNE 30, 1996

                                                                            JUNE 30,        JUNE 30,
                                                                              1997            1996
                                                                        --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                 $3,838,657      $2,248,261
  Adjustments to reconcile net income to net cash
  provided by operating activities
      Depreciation                                                              267,767         202,324
      Provision for loan losses                                                 120,000          63,000
      Amortization of investment security premiums                               10,597           9,590
      Accretion of investment security discounts                                (64,707)        (27,435)
      Securities gains                                                       (2,325,027)       (290,524)
      Increase in all other assets                                           (1,791,778)     (1,515,233)
      Increase (decrease) in all other liabilities                            1,296,360       1,750,115
                                                                        --------------------------------
                 Net cash provided by operating activities                    1,351,869       2,440,098
                                                                        --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available-for-sale                                 (31,962,260)    (24,803,603)
  Proceeds from sale of securities available-for-sale                        48,917,500      10,137,260
  Purchase of securities held-to-maturity                                             0        (647,599)
  Proceeds from calls and maturities of securities held-to-maturity              28,029         795,601
  Net increase in loans                                                      (6,015,835)     (3,116,608)
  Decrease in foreclosed assets                                                  15,627         567,650
  Acquisition of bank premises and equipment                                   (236,881)       (292,162)
                                                                        --------------------------------
                 Net cash provided by (used in) investing activities         10,746,180     (17,359,461)
                                                                        --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                                   6,043,245         377,582
  Net  increase in noninterest-bearing deposits                               2,704,036       2,094,826
  Net increase (decrease) in sec. sold under repurch. agree.                  2,572,037         935,907
  Increase (decrease)  in other borrowed funds                              (14,490,477)      5,740,000
  Dividends paid                                                               (702,942)       (559,630)
  Stock options exercised                                                        39,630          29,929
                                                                        --------------------------------
                 Net cash (used in) provided by financing activities         (3,834,471)      8,618,614
                                                                        --------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          8,263,578      (6,300,749)
CASH AND CASH EQUIVALENTS, BEGINNING                                          8,014,461      14,853,649
                                                                        --------------------------------
CASH AND CASH EQUIVALENTS, ENDING                                           $16,278,039      $8,552,900
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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      EARNINGS SUMMARY

         Interest Income

            For the six months ended June 30, 1997,
            total interest income increased by $475,305 or 4.92% compared to the same period in 1996.
            This increase is due to an increase of $409,758 in interest and fees on loans, an increase in total interest and dividends on investments of $37,885 and a $27,662 increase in income on federal funds sold.

            The increase in interest and fees on
            loans of $409,758 was primarily due to
            an increase in the loan volume during the first six months, ended June 30, 1997 of $5,992,247, and also due to fees and late charges collected.
            The increase in interest on federal funds sold of $27,662 was due to an increase in the amount of funds sold during the second quarter of 1997.
            Interest and dividends on investments increased primarily due to the net effect of a $203,063 decrease in taxable interest, and a $236,598 increase in nontaxable interest. In addition, there was a slight increase in dividend income of $4,350.

         Interest Expense

            For the six months ended June 30, 1997
            total interest expense increased $203,615 or 5.16% over the same period in 1996. The increase in interest expense can be attributed to the interest paid on time deposits, due to the increase in volume of such deposits. In addition, there was an increase in the amount of interest paid on federal funds purchased, and on securities sold under repurchase agreements due to the increase in volume of these accounts.

         Provision for Loan Losses

            The provision for losses for the six
            months ended June 30, 1997 increased
            $57,000 from the corresponding period in 1996. This increase reflects an anticipated rise in consumer loan losses throughout the remainder of the year.

            As of the second quarter of 1997, charge offs exceeded recoveries by $24,000 compared to the second quarter of 1996 when recoveries exceeded charge offs by $9,000. Provisions to date total $120,000 as compared to provisions through June 30, 1996 of $63,000.

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

            In addition to the preceding, senior
            management also reviews macro portfolio
            risks such as the absence of
            concentrations, absence of foreign credit exposure and growth objectives in fine tuning the allowance and provisions.

            The ratio of non-accruing loans and those
            accruing but delinquent more than 90 days
            (collectively called "non-performing"
            loans) to the allowance for loan losses
            stood at .51 times at June 30, 1997 a
            decrease  in coverage from the .42 times at
            December 31, 1996.   The increase in
            non-performing loans occurred mainly in the commercial loan portfolio. Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.


         Other Operating Income

            Other operating income for the six months ended June 30, 1997 increased $2,036,098
            This increase is due to the net effect of a slight increase in service charges collected of $7,442, an increase in securities gains realized of $2,034,503 and a slight decrease in other income of $5,847.

            The increase in service charges  was
            a result of an increase in service charges collected on deposit accounts. As compared to the second quarter of 1996, there were fewer gains on foreclosed assets during the first six months of 1997, resulting in the slight decrease in other income. The primary increase in other operating income was due to the increase in securities gains recognized of $2,034,503. Realized gains were on sales of bonds that were sold in effort to better match the Bank's rate-sensitive assets and rate-sensitive liabilities given the current economic conditions. In addition, gains were realized on partial sales of equity securities that have been in the portfolio long-term that had reached what management had determined to be their maximum potential.

         Other Operating Expense

            For the six months ended June 30, 1997
            total other operating expenses increased $17,907 over the same period in 1996.

            Employee salaries and benefits
            increased $118,192 as a result of increases in salary levels and the hiring of additional employees.

            Occupancy expense decreased $3,686 and
             furniture and equipment expense increased
             $109,753. The minimal decrease in occupancy expense is the result of a decrease in the amount of maintenance and repairs expense incurred.

             The $109,753 increase in furniture and
             equipment expense can be attributed to
             an increase in the amount of repairs and maintenance incurred and also to an increase in depreciation.

            Expenses included under the other expenses
            heading are such items as: advertising, postage, maintenance, FDIC, SAIF and other insurance, Pennsylvania State shares tax,
            legal and professional fees, telephone,
            printing and supplies and other general and
            administrative expenses.   Decreases in
            other expenses totalled $206,352. As compared to the first quarter of 1996, FDIC Insurance declined considerably due to the decrease in the Bank's "Bank Insurance Fund" assessment rate. There was also a decrease in the amount of repairs and maintenance expense on the foreclosed assets incurred during the first six months of 1997 compared to the same period in 1996. These savings, netted against increases in other expenses, mainly legal, supplies and Pennsylvania Capital shares tax, account for the $206,352 decrease in other expenses.

         Provision for Income Taxes

            Provision for income taxes for the six
            months ended June 30, 1997 resulted in an effective income tax rate of 26.76% compared to 25.26% for the corresponding period in 1996. The increase noted is primarily a result of an increase in the amount of security gains included in taxable income.


         ASSET/LIABILITY MANAGEMENT

         Assets

           At June 30, 1997, cash, federal funds sold, and investment securities totalled
           $86,933,048, or a net decrease of $5,459,225
           over the corresponding balance at December
           31, 1996.  Investment securities decreased,
           $13,722,803, while cash increased $4,263,578.
           During this period, net loans
           increased by $5,895,835 to $165,749,535.

          The decrease in investment securities from December 31, 1996 to June 30, 1997 can be attributed to the net effect of various purchases and sales of investments during the first two quarters with the main transactions being; purchases of United States Treasury Notes and sales of agency securities and municipal securities.

           Management evaluates credit risk,
           anticipated economic conditions and other relevant factors impacting the quality of the loan portfolio in order to establish an adequate loan-loss allowance. An internal credit review committee monitors loans in accordance with Federal supervisory standards
           In addition, management frequently reviews and utilizes the results of examinations and reports provided by the committee, regulators, and independent loan review consultants, on the adequacy of the loan loss allowance.

           Accordingly, on a quarterly basis,
           management determines an appropriate
           provision for possible loan losses from
           earnings in order to maintain allowance
           coverage relative to potential losses.

           The allowance for loan losses totalled
           $2,509,433 at June 30, 1997, an increase of $96,412 over the balance at December 31, 1996. For the six months ended June 30, 1997, the provision for loan losses totalled
           $120,000.  As a percent of loans, the
           allowance for loan losses at June 30, 1997 totalled 1.49% versus 1.49% at December 31,
           1996.

           Loans accounted for on a non-accrual basis totalled $1,142,000 and $748,000 at June
           30, 1997 and December 31, 1996 respectively.

           Accruing loans, contractually delinquent 90 days or more were $139,000 at June 30, 1997 and $256,000 at December 31, 1996.
           These loans are predominately secured by first lien mortgages on residential real estate where appraisal values mitigate any potential loss of interest and principal.
           The ratio of non-accruing loans and those accruing but delinquent more than 90 days to the allowance for loan losses stood at .51 times at June 30, 1997 and .42 times at December 31, 1996. Presently the portfolio has no loans that meet the definition of "trouble debt restructurings" under FAS 15.

           A watch list of potential problem loans is maintained and updated quarterly by an internal credit review committee. At this time there are no credits of substance that have the potential to become more than 90 days delinquent.

           The Bank has not had nor presently has any foreign outstandings. In addition, no known concentrations of credit presently exist.

           At June 30, 1997 the balance of other real estate was $237,083 compared to $252,710 at December 31, 1996. Two properties were transferred into the account during the first quarter of 1997. In addition, three properties that were on the books at December 31, 1996 were sold during the first six months of 1997.

         Deposits

           At June 30, 1997 total deposits amounted to $211,808,284 representing an increase of
           $8,747,281 or a 4.31% increase from total deposits at December 31, 1996.

         Other Liabilities

           At June 30, 1997, other liabilities
           totalled $3,558,530 or a $1,454,717 increase
           over the balance at December 31, 1996. This increase is primarily due to an increase in accrued taxes and accrued expenses.


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

           At June 30, 1997, regulatory capital to
           total assets was 14.25% compared to 12.92% at December 31, 1996. Primary capital to total assets at June 30, 1997 was 15.21% compared to 13.85% at December 31, 1996.

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

           Capital is being maintained in compliance with risk-based capital guidelines.
           The Company's Tier 1 Capital to total risk weighted assets ratio is 20.99% and the total capital ratio to total risk weighted assets ratio is 22.25%.

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

            5.  Investments to Total Deposits, 50% maximum

            6.  Total Liquid Assets to Total Assets, 25% minimum

            7.  Total Liquid Assets to Total Liabilities, 25% minimum

            8.  Volatility Liability Dependence Ratio, 10% maximum


        The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totalling $8,000,000 from correspondent banks. In addition, the Bank has an agreement with the Federal
        Home Loan Bank of Pittsburgh that enables the Bank to receive advances up to $77,042,000 for terms of 1 to 120 days under the Federal Home Loan Bank's
         "Repo Plus" credit program.

         All of the funding mentioned is available to the Bank, should the need for short-term funds arise.

        The following table sets forth the Bank's interest rate sensitivity as of June 30, 1997:

                                           AFTER ONE      AFTER THREE        AFTER
                             WITHIN        BUT WITHIN      BUT WITHIN         FIVE
                             ONE YEAR     THREE YEARS      FIVE YEARS        YEARS

Earning assets: (1) (2)
   Investment securities (1)   $ 13,521       $   8,132        $21,103       $   29,528

   Loans (2)                     68,369          21,774          61,042          17,074
                          --------------------------------------------------------------
Total earning assets             81,890          29,906          82,145          46,602


   Deposits (3)                 100,114          22,870          52,209          13,111
   Borrowings                         0               0               0               0
                          --------------------------------------------------------------
Total interest bearing lia      100,114          22,870          52,209          13,111

Net non-interest bearing
   funding (4)                    9,112           7,542          16,377          19,208
                          --------------------------------------------------------------
Total net funding sources       109,226          30,412          68,586          32,319

Excess assets (liabilities      (27,336)         (  506)         13,559          14,283
Cumulative excess
   assets (liabilities)         (27,336)        (27,842)        (14,283)              0

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

Part II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K.

     a.  Exhibits:

Number      Description
--------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule


     b.  RepNo reports on Form 8-K were filed in the second quarter of 1997.



 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
  (Registrant)


Date:       August 13, 1997
                                        --------------------------------
                                        Theodore H. Reich, President

Date:       August 13, 1997
                                        --------------------------------
                                        Sonya E. Hartranft, Secretary



            Description
--------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule

 EXHIBIT 11

STATEMENT OF COMPUTATION OF EARNING PER SHARE
FOR THE PERIOD ENDED 6/30/97

                                              LESS          FRACTION
                SHARES                     FRACTIONAL          OF           WEIGHTED
DATE         OUTSTANDING   RESTATEMENT       SHARES           YEAR           SHARES
----------------------------------------------------------------------------------------
1/01/97-5/28    1,277,298       -              -            148/181           1,044,420
5/29/97-6/04    1,277,598       -              -             7/181               49,410
6/5/97-6/10/    1,278,278       -              -             6/181               42,374
6/11/97-6/30    1,278,724       -              -             20/181             141,296

  WEIGHTED SHARES OUTSTANDING  6/30/97                                        1,277,500
                                                                        ================

NET INCOME 6/30/97                           $3,838,657
WEIGHTED SHARES OUTSTANDING  6/30/97          1,277,500
EARNINGS PER SHARE 6/30/97                                                        $3.00
                                                                        ================

