Form 10-Q
period 1997-09-30
PENNS WOODS BANCORP INC
filed 1997-11-13
CIK 716605

secQ997
FORM 10-Q QUARTERLY REPORT

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



 FORM 10-Q

QUARTERLY REPORT UNDER SECTION 10
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1997      Commission file number
                                      0-17077



PENNS WOODS BANCORP, INC.

Incorporated in Pennsylvania


Main Office               115 South Main Street
                          Jersey Shore, Pennsylvania, 17740

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [  X  ]              NO[     ]


On September 30, 1997 there were 1,278,724 shares of the Registrant's common stock outstanding.

PART  I  FINANCIAL STATEMENTS

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
AT DATES INDICATED
                                                                       September 30,    December 31,
                                                                            1997            1996
                                                                      --------------------------------
                                                                                     <
ASSETS:
  Cash and due from banks                                                  $7,752,491      $8,014,461
  Investment securities available-for-sale                                 72,112,838      81,272,404
  Investment securities held-to-maturity                                    3,281,196       3,105,408
  Loans, net of unearned discount                                         178,361,595     162,266,721
  Allowance for loan losses                                                (2,524,888)     (2,413,021)

            Loans, net                                                    175,836,707     159,853,700

  Bank premises and equipment                                               3,553,302       3,614,924
  Foreclosed assets held for sale                                             130,166         252,710
  Accrued interest receivable                                               1,580,987       1,676,206
  Other assets                                                              3,989,045       1,934,280
                                                                      --------------------------------
            TOTAL ASSETS                                                 $268,236,732    $259,724,093
                                                                      ================================

LIABILITIES:
  Demand Deposits                                                         $30,348,758     $29,000,674
  Interest-bearing demand deposits                                         36,037,345      38,122,803
  Savings deposits                                                         43,204,658      45,381,900
  Time deposits                                                            97,472,107      90,555,626
                                                                      --------------------------------
            Total deposits                                               $207,062,868    $203,061,003

  Federal funds purchased                                                   7,220,000      14,490,477
  Securities sold under repurchase agreements                               8,459,745       5,628,067
  Accrued interest payable                                                    809,109         884,096
  Other Liabilities                                                         5,097,349       2,103,813
            Total liabilities                                         --------------------------------
                                                                         $228,649,071    $226,167,456
                                                                      --------------------------------
SHAREHOLDERS' EQUITY:
  Common stock, par value $10 per share,
            10,000,000 shares authorized; 1,278,724
            and 1,277,298 shares issued and outstanding
            at September 30, 1997 and December 31, 1996, respectively     $12,787,240     $12,772,980
  Additional paid-in capital                                                4,584,280       4,558,910
  Retained earnings                                                        17,772,528      13,873,040
  Net unrealized gain (loss) on securities
            available for sale                                              4,443,613       2,351,707
                                                                      --------------------------------
            Total shareholders' equity                                    $39,587,661     $33,556,637
                                                                      --------------------------------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                                         $268,236,732    $259,724,093
                                                                      ================================

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIODS INDICATED

                                                        NINE MONTHS     NINE MONTHS       QUARTER         QUARTER
                                                           ENDED           ENDED           ENDED           ENDED
                                                      September 30, 19September 30, 19September 30, 19September 30, 1996
                                                      ---------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                              $11,737,974     $11,041,682      $4,054,453     $3,767,919
  Interest and dividends on investments:              ---------------------------------------------------------------
            Taxable interest                                2,130,481       2,367,102         723,446        757,004
            Nontaxable interest                               976,398         902,886         228,246        391,332
            Dividends                                         369,733         381,637         116,617        132,871
                                                      ---------------------------------------------------------------
            Total interest and dividends
            on investments                                  3,476,612       3,651,625       1,068,309      1,281,207
            Interest on Federal funds sold                     59,570          25,331           6,577              0
                                                      ---------------------------------------------------------------
            Total interest income                          15,274,156      14,718,638       5,129,339      5,049,126
                                                      ---------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                      5,732,723       5,612,904       1,906,730      1,854,040
  Interest on Federal funds purchased                         125,229         162,708          25,372        125,037
  Interest on securities sold under
     repurchase agreements                                    323,042         229,441          97,668         78,367
  Interest on other borrowings                                      0               0               0              0
                                                      ---------------------------------------------------------------
            Total interest expense                          6,180,994       6,005,053       2,029,770      2,057,444
                                                      ---------------------------------------------------------------
  Net interest income                                       9,093,162       8,713,585       3,099,569      2,991,682
  Provision for loan losses                                   160,000          84,000          40,000         21,000
                                                      ---------------------------------------------------------------
  Net interest income after provision for
  loan losses                                               8,933,162       8,629,585       3,059,569      2,970,682
                                                      ---------------------------------------------------------------
OTHER OPERATING INCOME:
  Service charges                                             630,647         625,809         215,149        217,753
  Securities gains                                          3,295,156         688,300         970,129        397,776
  Other income                                                228,128         215,665          75,848         57,538
                                                      ---------------------------------------------------------------
            Total other operating income                    4,153,931       1,529,774       1,261,126        673,067
                                                      ---------------------------------------------------------------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                            2,851,558       2,697,959         956,040        920,633
  Occupancy expense, net                                      363,023         356,848         119,664        109,803
  Furniture and equipment expense                             507,018         386,695         164,994        154,424
  Other expenses                                            1,650,075       1,816,532         605,492        565,597
                                                      ---------------------------------------------------------------
            Total other operating expenses                  5,371,674       5,258,034       1,846,190      1,750,457
                                                      ---------------------------------------------------------------
INCOME BEFORE TAXES                                         7,715,419       4,901,325       2,474,505      1,893,292
INCOME TAX PROVISION                                        2,090,010       1,295,627         687,753        535,855
                                                      ---------------------------------------------------------------
NET INCOME                                                 $5,625,409      $3,605,698      $1,786,752     $1,357,437
                                                      ===============================================================
EARNINGS PER SHARE                                               4.40            2.84            1.48           1.07
                                                      ===============================================================
TOTAL SHARES OUTSTANDING                                    1,278,724       1,272,248       1,278,724      1,272,248
                                                      ===============================================================

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE  NINE  MONTHS ENDED SEPTEMBER 30, 1997

                                                                                         UNREALIZED
                                                                                          APPREC.
                                                        ADDITIONAL                      (DEPREC.) ON       TOTAL
                                          COMMON          PAID-IN          RETAINED      SECURITIES    SHAREHOLDERS'
                                           STOCK          CAPITAL         EARNINGS    AVAIL.-FOR-SALE     EQUITY
                                      -------------------------------------------------------------------------------
Balance, December 31, 1996                $12,772,980      $4,558,910     $13,873,040      $2,351,707    $33,556,637

Net income for the nine months ended
     September 30, 1997                                                     5,625,409                      5,625,409
Dividends declared and paid                                                (1,725,921)                    (1,725,921)
Net change in unrealized gain
     on marketable equity securities                                                        2,091,906      2,091,906
Stock options exercised                        14,260          25,370                                         39,630
                                      -------------------------------------------------------------------------------
Balance, September 30, 1997               $12,787,240      $4,584,280     $17,772,528      $4,443,613    $39,587,661
                                      ===============================================================================

                                    PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT
OF CASH FLOWS
FOR THE QUARTERS ENDED SEPTEMBER  30, 1997 AND SEPTEMBER  30, 1996

                                                                       SEPTEMBER  30,  SEPTEMBER  30,
                                                                            1997            1996
                                                                      --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                               $5,625,409      $3,605,698
  Adjustments to reconcile net income to net cash
  provided by operating activities
      Depreciation                                                            283,013         256,194
      Provision for loan losses                                               160,000          84,000
      Amortization of investment security premiums                             23,680          14,603
      Accretion of investment security discounts                              (91,062)        (42,840)
      Securities gains                                                     (3,295,156)       (688,300)
      Increase in all other assets                                         (1,180,232)       (544,358)
      Increase (decrease) in all other liabilities                          1,061,586         495,160
                                                                      --------------------------------
                 Net cash provided by operating activities                  2,587,238       3,180,157
                                                                      --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available-for-sale                               (50,907,465)    (36,002,645)
  Proceeds from sale of securities available-for-sale                      66,574,436      21,980,284
  Purchase of securities held-to-maturity                                    (199,596)       (647,599)
  Proceeds from calls and maturities of securities held-to-maturity            48,496         862,071
  Net increase in loans                                                   (16,143,007)     (6,255,468)
  Decrease in foreclosed assets                                               122,544         532,650
  Acquisition of bank premises and equipment                                 (221,391)       (316,128)
                                                                      --------------------------------
                 Net cash provided by (used in) investing activities         (725,983)    (19,846,835)
                                                                      --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                                 2,653,781      (1,408,037)
  Net  increase in noninterest-bearing deposits                             1,348,084         249,896
  Net increase (decrease) in sec. sold under repurch. agree.                2,831,678         622,848
  Increase (decrease)  in other borrowed funds                             (7,270,477)     12,360,000
  Dividends paid                                                           (1,725,921)       (877,692)
  Stock options exercised                                                      39,630          29,929
                                                                      --------------------------------
                 Net cash (used in) provided by financing activities       (2,123,225)     10,976,944
                                                                      --------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (261,970)     (5,689,734)
CASH AND CASH EQUIVALENTS, BEGINNING                                        8,014,461      14,853,649
                                                                      --------------------------------
CASH AND CASH EQUIVALENTS, ENDING                                          $7,752,491      $9,163,915
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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      EARNINGS SUMMARY

         Interest Income

            For the nine months ended September 30, 1997, total interest income increased by $555,518 or 3.77% compared to the same period in 1996.
            This increase is due to an increase of $696,292 in interest and fees on loans, a decrease in total interest and dividends on investments of $175,013 and a $34,239 increase in income on federal funds sold.

            The increase in interest and fees on
            loans of $696,292 was primarily due to
            an increase in the loan volume during the first nine months, ended September 30, 1997 of $16,094,874, and also due to fees and late charges collected.
            The increase in interest on federal funds sold of $34,239 was due to an increase in the amount of funds sold during the second and part of the third quarter of 1997. Interest and dividends on investments decreased due to the net effect of a $236,621 decrease in taxable interest, and a $73,512 increase in nontaxable interest. In addition, there was a slight decrease in dividend income of $11,904.

         Interest Expense

            For the nine months ended September 30, 1997 total interest expense increased $175,941 or 2.93% over the same period in 1996. The increase in interest expense can be attributed to the interest paid on time deposits, due to the increase in volume of such deposits. In addition, there was an increase in the amount of interest paid on securities sold under repurchase agreements due to the increase in volume of these accounts.

         Provision for Loan Losses

            The provision for losses for the nine
            months ended September 30, 1997 increased
            $76,000 from the corresponding period in 1996. This increase reflects an anticipated rise in consumer loan losses throughout the remainder of the year.

            As of the third quarter of 1997, charge offs exceeded recoveries by $48,000 compared to the third quarter of 1996 when recoveries exceeded charge offs by $36,000. Provisions to date total $160,000 as compared to provisions through September 30, 1996 of $84,000.

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

            The ratio of non-accruing loans and those
            accruing but delinquent more than 90 days
            (collectively called "non-performing"
            loans) to the allowance for loan losses
            stood at .45 times at September 30, 1997 a
            decrease  in coverage from the .42 times at
            December 31, 1996.   The increase in
            non-performing loans occurred mainly in the commercial loan portfolio. Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.


         Other Operating Income

            Other operating income for the nine months ended September 30, 1997 increased $2,624,157
            This increase is due to the net effect of a slight increase in service charges collected of $4,838, an increase in securities gains realized of $2,606,856 and a slight increase in other income of $12,463.

            The increase in service charges  was
            a result of an increase in service charges collected on deposit accounts. The income generated by the new debit card product offered to our customers is the primary source of the $12,463 increase in other income.  The primary
            increase in other operating income was due to
             the increase in securities gains recognized of
            $2,606,856. Realized gains were on sales of bonds that were sold in effort to better match the Bank's rate-sensitive assets and rate-sensitive liabilities given the current economic conditions. In addition, gains were realized on partial sales of equity securities that have been in the portfolio long-term that had reached what management had determined to be their maximum potential.

         Other Operating Expense

            For the nine months ended September 30, 1997
            total other operating expenses increased $113,640 over the same period in 1996.

            Employee salaries and benefits
            increased $153,599 as a result of increases in salary levels and the hiring of additional employees.

            Occupancy expense increased $6,175 and
             furniture and equipment expense increased
             $120,323. The minimal increase in occupancy expense is the result of a increase in the amount of maintenance and repairs expense incurred.

             The $120,323 increase in furniture and
             equipment expense can be attributed to
             an increase in the amount of repairs and maintenance incurred and also to an increase in depreciation.

            Expenses included under the other expenses
            heading are such items as: advertising, postage, maintenance, FDIC, SAIF and other insurance, Pennsylvania State shares tax,
            legal and professional fees, telephone,
            printing and supplies and other general and
            administrative expenses.   Decreases in
            other expenses totalled $166,457. As compared to the first quarter of 1996, FDIC Insurance declined considerably due to the decrease in the Bank's "Bank Insurance Fund" assessment rate. There was also a decrease in the amount of repairs and maintenance expense on the foreclosed assets incurred over the first nine months of 1997 compared to the same period in 1996. These savings, netted against increases in other expenses, mainly legal, supplies and Pennsylvania Capital shares tax, account for the $166,457 decrease in other expenses.

         Provision for Income Taxes

            Provision for income taxes for the nine
            months ended September 30, 1997 resulted in an effective income tax rate of 27.09% compared to 26.43% for the corresponding period in 1996. The increase noted is primarily a result of an increase in the amount of security gains included in taxable income.


         ASSET/LIABILITY MANAGEMENT

         Assets

           At September 30, 1997, cash, federal funds sold, and investment securities totalled
           $83,146,525, or a net decrease of $9,245,748
           over the corresponding balance at December
           31, 1996. Investment securities and cash decreased by $8,983,778 and $261,970, respectively. During this period, net loans increased by $15,983,007 to $175,836,707.

          The decrease in investment securities from December 31, 1996 to September 30, 1997 can be attributed to the net effect of various purchases and sales of investments during the first nine months with the main transactions being; purchases of United States Treasury Notes and net sales of agency and municipal securities.

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

           The allowance for loan losses totalled
           $2,524,888 at September 30, 1997, an increase of $111,867 over the balance at December 31, 1996. For the nine months ended September 30, 1997, the provision for loan losses totalled
           $160,000.  As a percent of loans, the
           allowance for loan losses at September 30, 1997 totalled 1.42% versus 1.49% at December 31,
           1996.

           Loans accounted for on a non-accrual basis totalled $866,000 and $748,000 at September
           30, 1997 and December 31, 1996 respectively.

           Accruing loans, contractually delinquent 90 days or more were $271,000 at September 30, 1997 and $256,000 at December 31, 1996.
           These loans are predominately secured by first lien mortgages on residential real estate where appraisal values mitigate any potential loss of interest and principal.
           The ratio of non-accruing loans and those accruing but delinquent more than 90 days to the allowance for loan losses stood at .45 times at September 30, 1997 and .42 times at December 31, 1996. Presently the portfolio has no loans that meet the definition of "trouble debt restructurings" under FAS 15.

           A watch list of potential problem loans is maintained and updated quarterly by an internal credit review committee. At this time there are no credits of substance that have the potential to become more than 90 days delinquent.

           The Bank has not had nor presently has any foreign outstandings. In addition, no known concentrations of credit presently exist.

           At September 30, 1997 the balance of other real estate was $130,166 compared to $252,710 at December 31, 1996. Two properties were transferred into the account during the first quarter of 1997 and sold during the third quarter.
           In addition, three properties that were on the books at December 31, 1996 were sold during the first six months of 1997.

         Deposits

           At September 30, 1997 total deposits amounted to $207,062,868 representing an increase of
           $4,001,865 or a 1.97% increase from total deposits at December 31, 1996.

         Other Liabilities

           At September 30, 1997, other liabilities totalled $5,097,349 or a $2,993,536 increase over the balance at December 31, 1996. This increase is primarily due to an increase in accrued taxes and accrued expenses.


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

           At September 30, 1997, regulatory capital to total assets was 14.76% compared to 12.92% at December 31, 1996. Primary capital to total assets at September 30, 1997 was 15.70% compared to 13.85% at December 31, 1996.

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

           Capital is being maintained in compliance with risk-based capital guidelines.
           The Company's Tier 1 Capital to total risk weighted assets ratio is 20.54% and the total capital ratio to total risk weighted assets ratio is 21.79%.

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

            5.  Investments to Total Deposits, 50% maximum

            6.  Total Liquid Assets to Total Assets, 25% minimum

            7.  Total Liquid Assets to Total Liabilities, 25% minimum

            8.  Volatility Liability Dependence Ratio, 10% maximum


        The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totalling $8,000,000 from correspondent banks. In addition, the Bank has an agreement with the Federal
        Home Loan Bank of Pittsburgh that enables the Bank to receive advances up to $80,802,000 for terms of 1 to 120 days under the Federal Home Loan Bank's
         "Repo Plus" credit program.

         All of the funding mentioned is available to the Bank, should the need for short-term funds arise.

        The following table sets forth the Bank's interest rate sensitivity as of September 30, 1997:

                                         AFTER ONE      AFTER THREE        AFTER
                            WITHIN       BUT WITHIN      BUT WITHIN         FIVE
                            ONE YEAR    THREE YEARS      FIVE YEARS        YEARS

Earning assets: (1) (2)
   Investment securities (    $13,251          $8,132         $21,103         $29,528

   Loans (2)                   68,369          21,774          61,042          17,074
                          ------------------------------------------------------------
Total earning assets           81,890          29,906          82,145          46,602


   Deposits (3)               100,014          22,870          52,209          13,111
   Borrowings                       0               0               0               0
                          ------------------------------------------------------------
Total interest bearing lia    100,114          22,870          52,209          13,111

Net non-interest bearing
   funding (4)                  9,112           7,542          16,377          19,208
                          ------------------------------------------------------------
Total net funding sources     109,226          30,412          68,586          32,319

Excess assets (liabilities    (27,336)           (506)         13,559          14,283
Cumulative excess
   assets (liabilities)       (27,336)        (27,842)        (14,283)              0

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

Part II.  OTHER INFORMATION

Item 5.  Other Information.
         On July 7, 1997, Jersey Shore State Bank opened a Mortgage/Loan Center in State College, Pennsylvania. Loan applications, including secondary mortgage applications will be accepted at this Loan Center.

Item 6.  Exhibits and reports on Form 8-K.

     a.  Exhibits:

Number      Description
--------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule


     b.  RepNo reports on Form 8-K were filed in the third quarter of 1997.



 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
  (Registrant)


Date:       November 12, 1997
                                      --------------------------------
                                      Theodore H. Reich, President

Date:       November 12, 1997
                                      --------------------------------
                                      Sonya E. Hartranft, Secretary



            Description
--------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule

 EXHIBIT 11

STATEMENT OF COMPUTATION OF EARNING PER SHARE
FOR THE PERIOD ENDED 9/30/97

                                            LESS          FRACTION
                SHARES                   FRACTIONAL          OF           WEIGHTED
DATE         OUTSTANDING  RESTATEMENT      SHARES           YEAR           SHARES
--------------------------------------------------------------------------------------
1/01/97-5/28    1,277,298      -             -                148/273         692,455
5/29/97-6/04    1,277,598      -             -                  7/273          32,759
6/05/97-6/10    1,278,278      -             -                  6/273          28,094
6/11/97-6/30    1,278,724      -             -                 20/273          93,679
7/01/97 -9/3    1,278,724      -             -                 92/273         430,925

  WEIGHTED SHARES OUTSTANDING  9/30/97                                      1,277,912
                                                                      ================
NET INCOME 9/30/97                         $5,625,409
WEIGHTED SHARES OUTSTANDING  9/30/97        1,277,912
EARNINGS PER SHARE 9/30/97                                                      $4.40
                                                                      ================