Form 10-K
period 1997-12-31
PENNS WOODS BANCORP INC
filed 1998-03-26
CIK 716605

TABLE OF CONTENTS
Letter to Shareholders                                                        2
Three Year Financial Highlights                                               3
Report of Independent Certified Accountants                                   4
Consolidated Balance Sheet                                                    5
Consolidated Statement of Income                                              6
Consolidated Statement of Changes in                                          7
Shareholders' Equity
Consolidated Statement of Cash Flows                                          8
Notes to Consolidated Financial Statements                                 9-20
Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operation                              21-36
SEC Form 10-K                                                             37-49
Management and Board of Directors                                            50
Offices of Jersey Shore State Bank                                           51
FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997

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

State the aggregate market value of the voting stock held by
non-affiliates of the registrant   $97,667,280 at February 28, 1998


Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
Class                              Outstanding at February 29, 1998
Common Stock, $10 Par Value        2,565,958 Shares


DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

a).  Penns Woods Bancorp, Inc. 1997 Annual Report (Annual Report)
b).  Penns Woods Bancorp, Inc. Proxy Statement (Proxy Statement dated
     March  26, 1998)
Location in Form 10-K                                     Incorporated
                                                          Information
                     Part II
Item  7.             Management's Discussion
                     and Analysis of Consolidated         Pages 21 through 36
                     Financial Conditionand               of the Annual Report
                     Results of Operations

Item  8.             Financial Statements and
                     Supplementary Data                   Pages 5 through 20 of
                                                          the Annual Report
                     Part III
Item 13.             Certain Relationships and Related    Page 16 of the
                     Transactions                         Annual Report

INDEX

PART I
ITEM                                                                    PAGE
Item 1.              Business. . . . . . . . . . . . . . . . . . . . . . 39-43
Item 2.              Properties. . . . . . . . . . . . . . . . . . . . . 44
Item 3.              Legal Proceedings . . . . . . . . . .  . . . . . .  45
Item 4.              Submission of Matters to a Vote of Security Holders 45
PART II
Item 5.              Market for the Registrant's Common Stock and Related
                     Stockholder Matters                                 45
Item 6.              Selected Financial Data . . . . . . . . . . . . . . 45-46
Item 7.              Management's Discussion and Analysis of Consolidated
                     Financial  Condition and Results of Operations      21-36
Item 8.              Financial Statements and Supplementary Data . . . . 47
Item 9.             Disagreements on Accounting and Financial Disclosure.47
PART III
Item 10.             Directors and Executive Officers of the Registrant..47
Item 11.             Executive Compensation. . . . . . . . . . . . . . ..47
Item 12.             Security Ownership and Certain Beneficial Owners and
                     Management                                          47
Item 13.             Certain Relationships and Related Transactions. . . 47
PART IV
Item 1.              Exhibits, Financial Statement Schedules and Reports on
                     Form 8-K                                            48
Index to Exhibits . . . . . .. . . . . . . . . . . . . . . . .           48
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .            49

PART I

ITEM 1   BUSINESS

A.  General Development of Business and History
     On January 7, 1983, Penns Woods Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania as a bank holding company.
The Jersey Shore State Bank (the "Bank") became a wholly-owned subsidiary of the Company, and each outstanding share of Bank common stock was converted into one share of Company common stock. This transaction was approved by the shareholders of the Bank on April 11, 1983 and was officially effective on July 12, 1983. The Company's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. The Company's two other wholly-owned subsidiaries are Woods Real Estate Development Company and Woods
Investment Company, Inc.
     The Bank is engaged in commercial and retail banking and the taking of time and regular savings and demand deposits, the making of commercial and consumer loans and mortgage loans, and safe deposit services. Auxiliary services, such as cash management, are provided to commercial customers. The Bank operates full banking services with seven branch offices and a Mortgage/Loan Center in Northcentral Pennsylvania.
     Neither the Company nor the Bank anticipates that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on its competitive position. The Bank is not dependent on a single customer or a few customers, the loss of whom would have a material effect on the business of the Bank.
     The Bank employed approximately 139 persons as of December 31, 1997. The Company does not have any employees. The principal officers of the Bank also serve as officers of the Company.

B.  Regulation and Supervision
     The Company is under the jurisdiction of the Securities and Exchange Commission (the "SEC") and of state securities commissions for matters relating to the offering and sale of its securities. In addition, the Company is subject to the SEC's rules and regulations relating to periodic reporting, reporting to its shareholders, proxy solicitation and insider trading.
     The Company is also subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "BHCA") and to supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). The Bank is subject to the supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC"), as its primary federal regulator and as the insurer of the Bank's deposits. The Bank is also regulated and examined by the Pennsylvania Department of Banking (the "Department").
     The FRB has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.
As a result, the FRB, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to the Bank during periods of financial stress or adversity. The BHCA requires the Company to secure the prior approval of the FRB before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of 5% or more of any voting shares of any bank. Such a transaction would also require approval of the Department.
     A bank holding company is prohibited under the BHCA from engaging in, or acquiring direct or indirect control of, more than 5% of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.
     Bank holding companies are required to comply with the FRB's risk-based capital guidelines. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. Currently, the required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders' equity, less certain intangible assets. The remainder ("Tier 2 capital") may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, and a limited amount of the general loan loss allowance. The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.
     In addition to the risk-based capital guidelines, the FRB requires each bank holding company to comply with the leverage ratio, under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% to 5%. The Bank is subject to similar capital requirements adopted by the FDIC.

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

     Prompt Corrective Action - The FDIC has specified the levels at which an insured institution will be considered "well- capitalized," "adequately capitalized," "undercapitalized," and "critically undercapitalized." In the event an institution's capital deteriorates to the "undercapitalized" category or below, the Federal Deposit Insurance Act
(the "FDIA") and FDIC regulations prescribe an increasing amount of regulatory intervention, including: (1) the institution of a capital restoration plan by a bank and a guarantee of the plan by a parent institution; and (2) the placement of a hold on increases in assets, significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well-capitalized institutions, the FDIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity.

     Deposit Insurance - There are two deposit insurance funds
administered by the FDIC - the Savings Association Insurance Fund
("SAIF") and the Bank Insurance Fund ("BIF").  The Bank's deposits are insured under the BIF; however, the deposits assumed by the Bank in connection with the merger of Lock Haven Savings Bank are treated and assessed as SAIF-insured deposits.  The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measure.  Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group.
The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.0% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio
of 5.0% or greater, are assigned to the well-capitalized group.   As of
December 31, 1997, the Bank's ratios were well above required minimum ratios.
     Below, both the BIF and SAIF are presently fully funded at more than the minimum amount required by law. Accordingly, the BIF and SAIF assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months.
     While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation
("FICO") bonds. FICO was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds. Commercial banks are subject to 1/5 of the assessment to which thrifts are subject for FICO bond payments through 1999. Beginning in 2000, commercial banks and thrifts will be subject to the same assessment for FICO bonds.
The annual FICO assessment for the Bank (and all commercial banks) is $.0126 for each $100 of BIF deposits. Because the Bank has SAIF deposits as a result of its acquisition of Lock Haven Savings Bank, the Bank is also subject to a FICO assessment of $.0630 for each $100 of SAIF deposits.

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


DESCRIPTION OF BANK
a.  History and Business
     Jersey Shore State Bank (Bank) was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly-owned subsidiary of the Company on July 12, 1983.
     As of December 31, 1997, the Bank had total assets of $272,412,000; total shareholders' equity of $31,606,000 and total deposits of $220,831,000. The Bank's deposits are insured by the Federal Deposit Insurance Corporation for the maximum amount provided under current law.
      Jersey Shore State Bank engages in business as a commercial bank, doing business at several locations in Lycoming, Clinton and Centre Counties, Pennsylvania.
     Services offered by the Bank include accepting time, demand and savings deposits including Super NOW accounts, regular savings accounts, money market certificates, investment certificates, fixed rate certificates of deposit and club accounts.
Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans and the renting of safe deposit facilities. Additional services include making residential mortgage loans, revolving credit loans with overdraft protection, small business loans, etc. Business loans include seasonal credit collateral loans and term loans, as well as accounts receivable and inventory financing.
     The Bank's loan portfolio mix can be classified into four principal categories. They are real estate, agricultural, commercial and consumer.
     Real estate loans can be further segmented into construction and land development, farm land, one-to-four family residential, multi-family and commercial or industrial. Qualified borrowers are defined by policy or by industry underwriting standards.
Owner provided equity requirements range from 20% to 30% with a first lien status required. Terms are restricted to between 10 and 20 years with the exception of construction and land development, which is limited to one to five years. Appraisals, verifications and visitations comply with industry standards.
     Financial information that is required on all commercial mortgages includes the most current three years' balance sheets and income statements and projections on income to be developed through the project. In the case of corporations and partnerships, the principals are often asked to indebt themselves personally as well. As regards residential mortgages, repayment ability is determined from information contained in the application and recent income tax returns.
Emphasis is on credit, employment, income and residency verification. Broad hazard insurance is always required and flood insurance where applicable. In the case of construction mortgages, builders risk insurance is requested. Adjustable rate mortgages are not offered for residential mortgages.
     Agricultural loans for the purchase or improvement of real estate must meet the Bank's real estate underwriting criteria. The only permissible exception is when a Farmers Home Loan
Administration guaranty is obtained. Agricultural loans made for the purchase of equipment are usually payable in three years, but never more than seven, depending upon the useful life of the purchased asset. Minimum borrower equity required is 20%.
Livestock financing criteria depends upon the nature of the operation. A dairy herd could be financed over five years, but a feeder operation would require cleanup in intervals of less than one year. Agricultural loans are also made for crop production purposes. Such loans are structured to repay within the production cycle and not carried over into a subsequent year.
General purpose working capital loans are also a possibility with repayment expected within one year. It is also a general policy to collateralize non-real estate loans with not only the asset purchased but also junior liens on all other available assets. Insurance and credit criteria is the same as mentioned previously. In addition, annual visits are made to our agricultural customers to determine the general condition of assets.
Personal credit requirements are handled as consumer loans.
     Commercial loans are made for the acquisition and improvement of real estate, purchase of equipment and for working capital purposes on a seasonal or revolving basis.
Criteria was discussed under real estate financing for such loans, but it is important to note that such loans may be made in conjuction with the Pennsylvania Industrial Development
Authority. Caution is also exercised in taking industrial property for collateral by requiring, on a selective basis, environmental audits.
     Equipment loans are generally amortized over three to seven years, with an owner equity contribution required of at least 20% of the purchase price. Unusually expensive pieces may be financed for a longer period depending upon the asset's useful life. The increased cash flow resulting from the additional piece, through improved income or greater depreciation expense, serves in establishing the terms. Insurance coverage with the Bank as loss payee is required, especially in the case where the equipment is rolling stock.
     Seasonal and revolving lines of credit are offered for working capital purposes. Collateral for such a loan includes the pledge of inventory and/or receivables. Drawing availability is usually
50% of inventory and 75% of eligible receivables. Eligible receivables are defined as invoices less than 90 days delinquent. Exclusive reliance is very seldom placed on such collateral, therefore other lienable assets are also taken into the collateral pool. Where reliance is placed on inventory and accounts receivable, the applicant must provide financial information including agings on a monthly basis. In addition, the guaranty of the principals is usually obtained.
     It is unusual for Jersey Shore State Bank to make unsecured commercial loans. But when such a loan is a necessity, credit information in the file must support that decision.
     Letter of Credit availablity is limited to standbys where the customer is well known to the Bank. Credit criteria is the same as that utilized in making a direct loan and collateral is obtained in most cases, and whenever the expiration date is for more than one year.
     Consumer loan products include second mortgages, automobile financing, small loan requests, overdraft check lines and PHEAA referral loans. Our policy includes standards used in the industry on debt service ratios and terms are consistent with prudent underwriting standards and the use of proceeds.
Verifications are made of employment and residency, along with credit history. Second mortgages are confined to equity borrowing and home improvements. Terms are generally ten years or less and rates are fixed. Loan to collateral value criteria is 80% or less and verifications are made to determine values.
     Automobile financing is generally restricted to four years and done on a direct basis. The Bank, as a practice, does not floor plan and therefore does not discount dealer paper. Small loan requests are to accommodate personal needs such as the purchase of small appliances or for the payment of taxes.
Overdraft check lines are limited to $5,000 or less.
     The Bank's investment portfolio is analyzed and priced on a monthly basis. Investments are made in U.S. Treasuries, U.S.
Agency issues, bank qualified municipal bonds, corporate bonds and corporate stocks which consist of Pennsylvania bank stocks. Bonds with BAA or better ratings are used, unless a local issue is purchased that has a lesser or no rating.
     Factors taken into consideration when investments are made include liquidity, the company's tax position and the policies of the Asset/Liability Committee.
     The Bank has experienced deposit growth in the range of .38% to 8.63% over the last five years. This growth has primarily come in the form of core deposits. Although the Bank has regular opportunities to bid on pools of funds of $100,000 or more in the hands of municipalities, hospitals and others, it does not rely on these monies to fund loans on intermediate or longer term investments. Minor seasonal growth in deposits is experienced at or near the year end.
     It is the policy of Jersey Shore State Bank to generally maintain a rate sensitive asset (RSA) to rate sensitive liability
(RSL) ratio of 200% of equity for a 6-month time horizon, 175% of equity for a 2-year time horizon and 150% of equity for a 5-year time horizon.
     The Bank operates 7 full service offices in Lycoming and Clinton Counties, Pennsylvania, and a Mortgage/Center in Centre
County, Pennsylvania. The economic base of the region is developed around service, light manufacturing industries and agriculture. The banking environment in Lycoming, Clinton and Centre Counties, Pennsylvania is highly competitive. The Bank competes for loans and deposits with commerial banks, savings and loan associattions and other financial institutions.
     The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

b.  Supervision and Regulation
     The earnings of the Bank are affected by the policies of regulatory authorities including the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government Securities, changes in reserve requirements against member bank deposits, and limitations on interest rates that member banks may pay on time and savings deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments on deposits, and their use may also affect interest rates charged on loans or paid for deposits.
     The policies and regulations of the Federal Reserve Board have had and will probably continue to have a significant effect on the Bank's deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank's operation in the future. The effect of such policies and regulations upon the future business and earnings of the Bank cannot accurately be predicted.


EXECUTIVE OFFICERS OF THE REGISTRANT:
NAME                               FIVE-YEAR ANALYSIS OF DUTIES
Theodore H. Reich               59 President and Chief Executive Officer
                                   of the Company; the Bank; Woods
                                   Real Estate Development Co., Inc.;
                                   and  Woods Investment Company, Inc.

Ronald A. Walko                 51 Vice President of the Company; Senior
                                   Vice President and Senior Loan Officer
                                   of the Bank from 1986 to current; Vice
                                   President of Woods Investment
                                   Company, Inc.; Federal bank examiner
                                   prior to 1986 for an eighteen-year
                                   period.

Hubert A. Valencik              56 Vice President of the Company; Senior
                                   Vice President and Operations Officer
                                   of the Bank; Vice President of Woods
                                   Real Estate Development Co., Inc. and
                                   Woods Investment Company, Inc.; Vice
                                   President with another bank prior to
                                   1985 for a fourteen-year period.

Chris B. Ward                   51 Treasurer of the Company; Vice
                                   President of the Bank; Treasurer of
                                   Woods Real Estate Development Co.,
                                   Inc. and Woods Investment Company,
                                   Inc.

Sonya E. Hartranft              38 Secretary of the Company; Controller of
                                   the Bank; Secretary of Woods Real
                                   Estate Development Co., Inc. and
                                   Woods Investment Company, Inc.
The following individual is an officer of the Bank only:

G. David Gundy                  49 Vice President.of the Bank;
                                   Vice President and Regional
                                   Manager with another bank
                                   prior to 1992 for a thirteen-year period.

ITEM  2    PROPERTIES
     The Company owns and leases its properties.
     Listed herewith are the locations of properties owned or leased, in which the banking offices and Mortgage/Loan Center are located; are located; all properties are in good condition and adequate for the Bank's purposes:

Office               Address
Main                 115 South Main Street
                     PO. Box 5098                         Owned
                     Jersey Shore, Pennsylvania  17740

Jersey Shore         112 Bridge Street
                     Jersey Shore, Pennsylvania  17740    Owned

DuBoistown           2675 Euclid Avenue
                     DuBoistown, Pennsylvania  17701      Under Lease
                                                           -- see below
Williamsport         300 Market Street
                     PO. Box 967                          Owned
                     Williamsport, Pennsylvania  17703-0967

Montgomery           RD. 1, Box 493
                     Montgomery, Pennsylvania  17752      Under Lease
                                                           -- see below
Lock Haven           4 West Main Street
                     Lock Haven, Pennsylvania 17745       Owned

Mill Hall            Millbrook Plaza, Hogan Boulevard
                     Mill Hall, Pennsylvania  17751       Under Lease
                                                           -- see below
Mortgage/Loan Center
State College        300 Allen Street
                     State College, Pennsylvania  16801   Under Lease
                                                            -- see below

     The DuBoistown branch office was leased for a twenty-year
period that ended in 1995. After the initial twenty-year period, the Bank had the option to extend the lease for each of four successive five-year terms.  In 1995 the bank extended the lease for the first of four five-year optional terms. At the end of the last five-year extension, the Bank shall be afforded the opportunity to negotiate a new lease agreement. The Bank is granted, during the term of the lease or any renewal or extension thereof, an option to purchase the leased property at any time at a purchase price to be determined in the following manner: Two competent real estate appraisers to be selected by agreement of the Bank and the lessor, and if no such agreement can be
reached, then one selected by the lessor and one selected by the Bank shall individually appraise the property, and the
purchase price shall be seventy-five (75%) percent of the
average of the two appraisals.  The annual rent for the
DuBoistown branch office was $9,000 for the year ended
December 31, 1997.
     The Montgomery branch office is leased
for a fifteen-year period ending in the year 2002. The Bank shall have the option to extend the lease for a five-year period after the initial fifteen-year term has expired. The Bank shall also have an opportunity to negotiate a new lease agreement after the five-year extension has expired.  The Bank is granted, at the end of the initial term of the lease or at any time during the extended period, an option to purchase the property at a price to be determined in the following manner: Two competent real estate appraisers selected by agreement of the Bank and the lessor, and if no such agreement can be reached then one selected by the Bank and one selected by the lessor, shall individually
appraise the property and the purchase price shall be the
average of the two.  The annual rent for the Montgomery branch office was $30,000 for the year ended December 31, 1997.
     The Mill Hall branch office was leased for a five-year period that ended in 1997. The Bank had the option to renew the lease for up to two additional terms of five years each after the
initial five-year term of the lease agreement had expired.   In
1997, the Bank renewed the lease for the first of two additional five-year terms. The annual rent for the Mill Hall branch office was $22,000 for the year ended December 31, 1997.
    On July 7, 1997, the Bank commenced operating a Mortgage/Loan Center in State College, Pennsylvania. The Mortgage/Loan Center was initially leased for a one-year term ending in May, 1998, with the option to renew the lease for one additional, one-year period. The Bank has exercised this option, renewing the lease term, which will end May, 1999. The annual rent for the State College Mortgage/ Loan Center was $11,100.


ITEM  3    LEGAL PROCEEDINGS
     In the normal course of business, various lawsuits and claims arise against the Company and its subsidiary. There are no such legal proceedings or claims currently pending or threatened.

ITEM  4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

PART II
ITEM  5    MARKET FOR THE REGISTRANT'S COMMON STOCK
                 AND RELATED STOCKHOLDER MATTERS
     The Registrant's Common Stock is traded locally. The following table sets forth (1) the quarterly high and low prices for a share of the Registrant's Common Stock during the periods indicated as reported by the management of the Registrant, and
(2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 1995. The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission. They may not necessarily represent actual transactions.


                                      HIGH        LOW      Dividends
1995:                                                      Declared
   First quarter                   $16 1/6    $16              0.100
   Second quarter                  $16 3/4    $15 5/6          0.100
   Third quarter                   $17 3/4    $16              0.110
   Fourth quarter                  $18        $17 3/4          0.190
1996:
   First quarter                          $18 $18              0.110
   Second quarter                  $19 3/4    $18 1/4          0.110
   Third quarter                          $21 $19 1/2          0.125
   Fourth quarter                  $21 1/4    $19 7/8          0.255
1997:
   First quarter                   $25        $21              0.125
   Second quarter                  $28 2/3    $26 9/16         0.150
   Third quarter                   $30 1/2    $28 3/4          0.400
   Fourth quarter                  $31 3/4    $30              0.175


     The stock prices and the dividend have been adjusted to reflect the 50% stock dividend issued July 31, 1995, for the aquisition of Lock Haven Savings Bank and for the issuance of a stock split effected in the form of a 100% stock dividend paid on January 15, 1998.

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

     Under the Pennsylvania Business Corporation Law of 1988 a corporation may not pay a dividend, if after giving effect thereto, the corporation would be unable to pay its debts as they become due in the usual course of business and after giving effect thereto the total assets of the Corporation would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the shareholders whose preferential rights are superior to those receiving the dividend.
     As of February 28, 1998, the Registrant had approximately
808 shareholders of record.

ITEM  6    SELECTED FINANCIAL DATA
     Information appearing in the Annual Report under the caption "Management's Discussion and Analysis of Consolidated
Financial Condition and Results of Operations" at page 21 contains statistical and other financial information in accordance with guidelines for bank holding companies as issued by the Securities and Exchange Commission.
SELECTED FINANCIAL DATA
     The following table sets forth certain financial data as of and for each of the years in the five-year period ended December 31, 1997.

                                   As of and for the Years Ended December 31,
                                   (Dollars in thousands, except per share amounts)
                                         1997        1996       1995    1994       1993
Consolidated Statement of
     Income Data:
Interest income                       $20,823     $19,997    $18,695    $16,882    $15,967
Interest expense                        8,317       8,079      7,793      6,902      6,546
Net interest income                    12,506      11,918     10,902      9,980      9,421
Provision for loan losses                 220         105        300        577        791
Net interest income after provision
     for loan losses                   12,286      11,813     10,602      9,403      8,630
Other income                            5,840       2,461      2,215      2,137      2,942
Other expense                           7,384       6,967      7,534      6,997      6,097
Income before income taxes             10,742       7,307      5,283      4,543      5,475
Applicable income taxes                 2,991       1,965      1,421      1,174      1,497
Net Income                             $7,751      $5,342     $3,862     $3,369     $3,978


Consolidated Balance Sheet at
     End of Period:
Total assets                         $283,988    $259,724   $242,629   $235,638   $223,672
Loans                                 187,567     162,267    153,640    151,492    134,571
Allowance for loan losses              (2,414)     (2,413)    (2,353)    (2,127)    (1,956)
Deposits                              220,536     203,016    202,258    190,839    180,587
Long-term debt -- other                     0           0          0      7,000      5,825
Stockholders' equity                   42,974      33,557     29,685     23,839     21,894

Per Share Data:
Net income                              $3.03       $2.10      $1.52      $1.33      $1.57
Cash dividends declared                  0.85        0.60       0.50      0.395      0.445
Book Value                              16.75       13.14      11.67       9.42       8.70
Number of shares outstanding, at
     end of period                  1,282,779   1,277,298  1,271,339  1,265,597  1,258,569
Average number of shares
     outstanding                    2,556,804   2,544,561  2,535,076  2,533,756  2,533,756
Selected financial ratios:
Return on average stockholders'         20.07%      17.25%     14.07%     13.89%     19.12%
equity
Return on average total assets           2.88%       2.12%      1.64%      1.45%      1.89%
Net interest income to average
     interest earning assets             5.25%       5.08%      5.04%      4.71%      4.80%
Dividend payout ratio                   28.05%      28.57%     32.79%     29.70%     28.34%
Average stockholders' equity to
     average total assets               14.46%      12.31%     11.64%     10.42%      9.88%
Loans to deposits, at end of period     83.96%      78.74%     74.80%     78.27%     73.44%

Numbers adjusted to reflect a stock split effective in the form of a 50% stock dividend. In addition, per share data and number of shares outstanding have been adjusted in each reporting period to give retroactive effect to a stock split effected in the form of a 100% stock dividend paid January 15, 1998.

Management's Discussion and Analysis of
Consolidated Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

ITEM 7
NET INTEREST INCOME
     Net interest income is determined by calculating the difference between the yields earned on interest earning assets and the rates paid on interest bearing liabilities.
1997 vs 1996
     Taxable equivalent net interest income increased $204,000 during 1997 or an increase of 1.6%. Increases in aggregate average asset volume contributed $442,000 to this net increase, offset by increases in aggregate average liability volume which contributed a net decrease of $238,000.
     Total average interest earning assets increased $3,892,000 in 1997, consisting of, an increase in average total loans of $8,460,000, a decrease in average total securities of $5,618,000 and an increase in average federal funds sold of $1,050,000. The loan growth experienced was a result of loan demand and competitive rates.
     Total average interest bearing liabilities increased $3,223,000 in 1997, as a net result of the following: a decrease in average savings deposits of $1,647,000, an increase in average other time deposits of $6,284,000, and a decrease in average securities sold under repurchase agreements and federal funds purchased of $1,414,000.
     The total effective interest rate differential was unchanged from 1996 at 5.54% to 1997 at 5.54%. The average rate of return on average interest earning assets increased by .04%, however, the average cost of funds on average interest bearing liabilities also increased by .04% for a net effect of no change to the effective interest rate differential of 5.54%.

1996 vs 1995
     Net interest income , on a fully taxable equivalent basis, was $13,012,000 for the year ended December 31, 1996 compared to $12,073,000 at
December 31, 1996, or an increase of 7.8%.  A volume increase in aggregate earning assets contributed $1,435,000 to the overall net increase in net interest income, while net volume increases in interest-bearing liabilities contributed a net decrease to net interest income of $350,000.
An overall net decline in the rate of return on earning assets contributed a $210,000 decrease to net interest income, while an overall rate decrease in the rate paid for interest-bearing deposits contributed an increase to the net interest income of $64,000. (Please refer to pages 23-25).
     Average interest earning assets increased $17,347,000 during 1996.
The majority of this increase or $16,386,000 was in the investment portfolio.  The loan portfolio increased $3,488,000, while federal funds
sold declined by $2,527,000.   While the volume of interest earning assets
increased during 1996, the prime lending rate was lower overall in 1996 than in 1995. During 1995, the prime lending rate declined from a high of 9.00% to a low of 8.50%. However, in 1996 the prime lending rate's high was 8.50% and its low was 8.25%, therefore on average, rates of return on loans were lower in 1996. The yield curve continued to flatten during 1996, therefore, purchases of investments during 1996 were at lower yielding rates of return than the average rates of return earned during 1995.
     Total interest bearing liabilities increased by $8,318,000, made up of an increase in savings deposits of $209,000, an increase in other time deposits of $2,764,000, an increase in securities sold under repurchase agreements and federal funds purchased of $8,262,000,and and increase in other borrowed money of $2,917,000. The cost of funds of these deposits declined minimally from 4.32% in 1995 to 4.28% during 1996 which also reflects the market decline in interest rates.


AVERAGE BALANCES AND INTEREST RATES
(INCOME AND RATES ON A FULLY TAXABLE EQUIVALENT BASIS)
(IN THOUSANDS)

                                                             1997
                                                          ---------------------------------
                                                            AVERAGE               AVERAGE
                                                            BALANCE   INTEREST     RATE
ASSETS:
  Interest earning assets:
     Securities:
        US. Treasury and federal agency. . . . . .           $35,607     $2,526       7.09%
        State and political subdivisions . . . . . .          20,574      1,795       8.72%
        Other . . . . . . . . . . . . . . . . . . .           15,395        816       5.30%
                                                          ----------------------
           Total securities . . . . . . . . . . . .           71,576      5,137       7.18%
LOANS:                                                    ----------------------
  Tax-exempt loans. . . . . . . . . . . . . . . . .            3,268        295       9.03%
  All other loans, net of discount where applicable          162,393     16,039       9.88%
                                                          ----------------------
        Total loans . . . . . . . . . . . . . . . .          165,661     16,334       9.86%
                                                          ----------------------
  Federal funds sold. . . . . . . . . . . . . . . .            1,136         62       5.46%
                                                          ----------------------
        Total earning assets  . . . . . . . . . . .          238,373    $21,533       9.03%
                                                                     ===========
  Other assets. . . . . . . . . . . . . . . . . . .           26,992
                                                          -----------
           TOTAL ASSETS . . . . . . . . . . . . . .         $265,365
                                                          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest bearing liabilities:
     Deposits:
       Savings . . . . . . . . . . . . . . . . . . .         $83,075     $2,286       2.75%
       Other time. . . . . . . . . . . . . . . . . .          96,278      5,387       5.60%
                                                          ----------------------
       Total deposits  . . . . . . . . . . . . . . .         179,353      7,673       4.28%
  Securities sold under repurchase
     agreements & federal funds purchased. . . . . .          12,620        644       5.10%
  Borrowed money. . . . . . . . . . . . . . . . . .                0          0       0.00%
                                                          ----------------------
            Total interest bearing liabilities               191,973     $8,317       4.33%
                                                                     ===========
  Demand deposits . . . . . . . . . . . . . . . . .           29,697
  Other liabilities . . . . . . . . . . . . . . . .            5,318
  Shareholders' equity . . . . . . . . . . . . . . .          38,377
                                                          -----------
              TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY . . . . . . .         $265,365
                                                          ===========
    Interest income/earning assets . . . . . . . . .        $238,373    $21,533       9.03%
    Interest expense/earning assets. . . . . . . . .        $238,373      8,317       3.49%
                                                                     ----------------------
    Effective interest differential . . . . . . . . .                   $13,216       5.54%
                                                                     ======================
1.  Fees on loans are included with interest on loans.
2.  Average daily balance sheets are not maintained by the Bank.
 Information on this table has been calculated using average monthly balances to obtain average balances.
3.  Average daily balances cannot be obtained without undue
burden or expense by the Bank.
4.  Nonaccrual loans have been included with loans for the
purpose of analyzing net interest earnings.
5.  Loan fees are included in interest income as follows:  1997,
$527,000, 1996, $673,000, 1995, $401,000.
6.  Income and rates on a fully taxable equivalent basis include an adjustment for the difference between  annual income
from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate (derived by dividing
tax-exempt interest by .66).

AVERAGE BALANCES AND INTEREST RATES
(INCOME AND RATES ON A FULLY TAXABLE EQUIVALENT BASIS)
(IN THOUSANDS)
1996                                                      1995
-------------------------------------------------------------------------------------------
       AVERAGE                       AVERAGE                AVERAGE               AVERAGE
       BALANCE          INTEREST      RATE                  BALANCE   INTEREST     RATE


             $41,273        $2,911       7.05%               $31,385     $1,978       6.30%
              22,452         1,974       8.79%                17,767      1,699       9.56%
              13,469           909       6.75%                11,656      1,032       8.85%
-----------------------------------                       ----------------------
              77,194         5,794       7.51%                60,808      4,709       7.74%
-----------------------------------                       ----------------------
               1,568           145       9.25%                 1,818        190      10.45%
             155,633        15,147       9.73%               151,895     14,823       9.76%
-----------------------------------                       ----------------------
             157,201        15,292       9.73%               153,713     15,013       9.77%
-----------------------------------                       ----------------------
                  86             5       5.81%                 2,613        144       5.51%
-----------------------------------                       ----------------------
             234,481       $21,091       8.99%               217,134    $19,866       9.15%
                     ==============                                  ===========
              17,052                                          15,478
---------------------                                     -----------
            $251,533                                        $232,612
=====================                                     ===========




             $84,722        $2,376       2.80%               $84,513     $2,372       2.81%
              89,994         5,054       5.62%                87,230      4,934       5.66%
-----------------------------------                       ----------------------
             174,716         7,430       4.25%               171,743      7,306       4.25%

              14,034           649       4.62%                 5,772        291       5.04%
                   0             0       0.00%                 2,917        196       6.72%
-----------------------------------                       ----------------------
             188,750        $8,079       4.28%               180,432     $7,793       4.32%
                     ==============                                  ===========
              27,306                                          24,164
               4,507                                           2,228
              30,970                                          25,788
---------------------                                     -----------

            $251,533                                        $232,612
=====================                                     ===========
            $234,481       $21,091       8.99%              $217,134    $19,866       9.15%
            $234,481         8,079       3.45%              $217,134      7,793       3.59%
                     -------------------------                       ----------------------
                           $13,012       5.54%                          $12,073       5.56%
                     =========================                       ======================

SUMMARY OF CHANGES IN INTEREST EARNED AND INTEREST PAID
(IN THOUSANDS)
INTEREST EARNED ON
                     --------------------------------------------------------------------------------------------
                                                                                              TOTAL
                                                TAXABLE   TAX-EXEMPT              FEDERAL    INTEREST
                                               INVESTMENT INVESTMENT               FUNDS     EARNING
                                               SECURITIES SECURITIES    LOANS      SOLD       ASSETS
1997 compared to 1996
Increase (decrease)
Due to:
     Volume . . . . . . . . . . . . .               ($283)     ($164)      $832        $57        $442
     Rate. . . . . . . . . . . . . .                 (195)       (15)       210          0           0
                                              ---------------------------------------------------------
Net increase (decrease)                             ($478)     ($179)    $1,042        $57        $442
                                              =========================================================
1996 compared to 1995
Increase (decrease)
Due to:
     Volume . . . . . . . . . . . . . . . . .        $823       $420       $339      ($147)     $1,435
     Rate. . . . . . . . . . . . . . . . . .          (13)      (145)       (60)         8        (210)
                                              ---------------------------------------------------------
Net increase (decrease)                              $810       $275       $279      ($139)     $1,225
                                              =========================================================



The change in net interest income (expense) due to volume and rate mix has been allocated to the change due to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

SUMMARY OF CHANGES IN INTEREST EARNED AND INTEREST PAID
(IN THOUSANDS)
INTEREST PAID ON
-------------------------------------------------------------------------------------------------------
                                   SECURITIES
                                   SOLD UNDER
                                   REPURCHASE                TOTAL
                         OTHER     AGREEMENTS              INTEREST      NET
      SAVINGS             TIME      AND FUNDS  BORROWED     BEARING   INTEREST
      DEPOSITS          DEPOSITS    PURCHASED    MONEY    LIABILITIES EARNINGS
--------------------------------------------------------------------------------
                ($46)         $352       ($68)         $0       $238       $204
                 (44)          (19)        63           0          0         $0
--------------------------------------------------------------------------------
                ($90)         $333        ($5)         $0       $238       $204
================================================================================
--------------------------------------------------------------------------------
                  $6          $155       $385       ($196)      $350     $1,085
                  (2)          (35)       (27)          0        (64)     ($146)
--------------------------------------------------------------------------------
                  $4          $120       $358       ($196)      $286       $939
================================================================================

PROVISION FOR LOAN LOSSES

1997 vs 1996
     $220,000 was provided for loan losses in 1997, an increase of 110% over the prior year. This adjustment is attributed to a projected rise in consumer and small business loan losses and a decline in recoveries. A detailed comprehensive internal quarterly review of loan portfolio quality is used in determining the provision and is supplemented by an annual external review. Management continues to support a program of aggressive problem loan resolution.

1996 vs 1995
     Approximately $105,000 was provided for 1996 loan losses, a 65% decline from the prior year. The amount provided is determined by a detailed internal quarterly review of loan portfolio quality supplemented by an annual detailed external review. Management continues to support a program of aggressive problem loan resolution.
[CAPTION]

                                                          YEAR ENDED DECEMBER 31,
                                                          (IN THOUSANDS)
                                                              1997       1996       1995
Balance at beginning of period. . . . . . . . . . . . . .     $2,413     $2,353     $2,127
   Charge-offs:
      Domestic:
         Real estate . . . . . . . . . . . . . . . . . . .         0          4          0
         Commercial and industrial. . . . . . . . . . . .        182        100         44
         Consumer and all other loans. . . . . . . . . . .       145        138        210
            Total charge-offs. . . . . . . . . . . . . . .       327        242        254
   Recoveries:
         Real estate . . . . . . . . . . . . . . . . . . .         2          0          0
         Commercial and industrial. . . . . . . . . . . .         68        175          9
         Consumer and all other loans. . . . . . . . . . .        38         22        171
            Total charge-offs. . . . . . . . . . . . . . .       108        197        180
   Net charge-offs . . . . . . . . . . . . . . . . . . . .       219         45         74
   Additions charged to operations. . . . . . . . . . . .        220        105        300
   Balance at end of period. . . . . . . . . . . . . . . .    $2,414     $2,413     $2,353
   Ratio of net charge-offs during the period to average
        loans outstanding during the period. . . . . . . .      0.13%      0.03%      0.05%

OTHER INCOME

1997 vs 1996
     Other income for the year ended December 31, 1997 increased $3,379,000 over 1996. Securities gains realized during 1997 contributed $3,311,000 to the overall increase in other income. Gains were realized on sales of bank stocks and various types of bond securities that were being held in the portfolio.
     The increase in service charges from $840,000 in 1996 to
$858,000 in 1997 was the result of the increase in charges collected on deposit accounts due to growth in the deposit base.
     Other operating income increased in 1997 over that reported in 1996, by $50,000. There were two main factors that generated the increase in other income. The first was sales of foreclosed assets throughout 1997. The income reported on these sales exceeded the amount of income reported in 1996 for
such sales.   Also, the Bank recorded the first full year of income on their debit card, which was a new product offered to customers in late, 1996. The income generated is based on customer usage of the debit card.

1996 vs 1995
     Total other income increased to $2,461,000 in 1996 over 1995's total other income of $2,215,000. This $246,000, or 11.1% increase resulted from the net effect of an increase in service charges collected of $76,000, an increase in securities gains realized of $165,000, and a slight increase in other operating income of $5,000.
     Security gains realized amounted to $1,345,000 during 1996. Security transactions were in both debt and equity securities. The majority of the gains taken were due to liquidation of equity securities which had reached, in management's opinion, their peak performance. Management also initiated various security transactions in order to maintain a quality portfolio and to maintain interest rate risk.

OTHER EXPENSES

1997 vs 1996
     There was a $417,000, or 6% increase in other expenses when comparing the year ended December 31, 1997 with the year ended December 31, 1996.
     The amount of salaries and employee benefits expensed during 1997 increased by $476,000 over the amount expensed during 1996 due a special bonus that was was paid to all employees, wage increases and also an increase in the number of full-time equivalent employees from 112 at December 31, 1996 to 118 at December 31, 1997.
     Occupancy expense increased in 1997 by $16,000 compared to 1996. This increase is associated with the Bank's Mortgage/Loan Center that was opened in
 State College, Pennsylvania on July 7, 1997.
     Total expense for furniture and equipment was $135,000 higher in 1997 compared to 1996. The main factor contributing to the increase in expense was the cost of an IBM lease agreement entered into for upgrading the Bank's AS400 main frame. This upgrade decreased processing time considerably and is expected to reduce operating exepenses in the long term. Other factors include increases in repairs and maintenance and depreciation.
     Other operating expenses declined by $210,000 when comparing 1997 to 1996. Federal Depository Insurance, which is a component of other operating expenses, declined by $255,000. The Bank's assessment rates decreased in 1997 as compared to 1996. The assessment rates are based on the Bank's classification as "well capitalized" by the FDIC risk classifications. Also, the one-time expense imposed by the FDIC to recapitalize the Savings
Association Insurance Fund was charged to operating expense in 1996.
     In direct correlation to the decline in the balance of foreclosed assets held for sale, expenses on these assets declined in 1997 compared to expenses incurred in 1996.
     All of the savings mentioned above, netted against net increases in other expenses, mainly advertising, check imprinting, Pennsylvania Shares Tax and stationery and supplies, account for the $210,000 decline in other operating expenses.

1996 vs 1995
     There was a considerable decline in other expenses incurred during 1996 compared to 1995. Total other expenses reported for 1996 were $6,967,000 compared to $7,534,000 for 1995, resulting in a $567,000, or 7.5% decrease. The most significant reduction occurred in salaries and benefits. In 1995, salaries and employee benefits were charged to satisfy the terms of two Lock
Haven Savings Bank executives' employment agreements in connection with the merger. This expense did not recur in 1996; therefore, this reduction, netted with increases in salary levels, accounts for the overall decrease in salaries and employee benefits of $370,000.
     Occupancy and furniture and expense fell by $44,000. This savings was experienced due to the closing of two branch offices after the 1995 merger. During 1996 there was a special assessment on Savings Association Insurance Fund ("SAIF") accessable deposits called for under the recently enacted "Deposit Insurance Funds Act of 1996." This special assessment coupled with a decline in the Bank Insurance Fund ("BIF") assessment rate caused a $38,000 increase in Federal depository insurance (FDIC) expense over 1995's FDIC insurance expense.
     Other operating expenses, the final component of total other expenses, declined by $191,000. Expenses that were directly related to the merger in 1995 did not recur in 1996. In addition, the Company has experienced operational efficiencies also due to the 1995 merger with Lock Haven Savings Bank as well as the addition of platform automation.


INCOME TAXES

1997 vs 1996
     The provision for income taxes for the year ended December 31, 1997 resulted in an effective income tax rate of 27.8% compared to 26.9% for 1996. The increase in the effective income tax rate was primarily due to an increase in taxable income and secondarily due to a decline in tax-exempt interest.

1996 vs 1995
     The income tax provision for 1996 totaled $1,965,000 or an effective income tax rate of 26.9% compared to 26.9% in 1995. Although income before the application of income taxes increased, tax-exempt and tax deductible income increased as well, therefore, the effective income tax rate remained the same for the two years indicated.


FINANCIAL CONDITION

INVESTMENTS

1997
     The investment security portfolio decreased in 1997 by $5,743,000 due to net increases in U.S. treasury securities and corporate stock of $18,073,000 and decreases in U.S. government agencies, state and political subdivisions
and other bonds, notes and debentures, of $23,816,000.   The total investment
portfolio at year end 1997 was comprised of 48% US government and agency securities, 20% state and municipal subdivisions, 30.5% equity securities, and 1.5% other bonds, notes and debentures. Held-to-maturity securities had a carrying value of $3,234,000. The largest portion of the portfolio is classified as available-for-sale and had an amortized cost of $66,331,000 with an estimated market value of $75,400,000. Due to the unrealized gain on available-for-sale securities of $9,069,000, shareholders' equity was effected by $5,985,000, net of deferred taxes. At this time, management has no intention to establish a trading securities classification. Management also plans to continue to hold tax-free bonds, which maintain the overall quality of the portfolio, and increase its after- tax yield.

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


     The carrying amounts of investment securities at the dates indicated are summarized as follows ( in thousands):

                                              DECEMBER 31,
                                                     1997       1996
US. Treasury securities. . . . . . . . .
     Held-to-Maturity                                  $0         $0
     Available-for-Sale                            12,767      3,987
US. government agencies. . . . . . . . .
     Held-to-Maturity                                 513        609
     Available-for-Sale                            24,695     34,647
State and political subdivisions. . . . .
     Held-to-Maturity                               2,471      2,271
     Available-for-Sale                            13,165     26,282
Other bonds, notes and debentures . . . .
     Held-to-Maturity                                 250        225
     Available-for-Sale                               797      1,673
          Total bonds, notes and
          debentures                               54,658     69,694
Corporate stock -Available-for-Sale. . . .         23,976     14,683
          Total    . . . . . . . . . . . .        $78,634    $84,377

          The following table shows the maturities and repricing of investment securities at December 31, 1997 and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of such securities (in thousands):
[CAPTION]
                                     WITHIN    AFTER ONE  AFTER FIVE    AFTER
                                       ONE     BUT WITHIN BUT WITHIN     TEN
                                      YEAR     FIVE YEARS  TEN YEARS    YEARS
U.S. Treasury securities:
   HTM Amount. . . . . . . . . . .         $0          $0         $0         $0
   Yield . . . . . . . . . . . . .       0.00%       0.00%      0.00%      0.00%
   AFS Amount . . . . . . . . . . .     1,993      10,606          0          0
   Yield . . . . . . . . . . . . .       7.12%       6.28%      0.00%      0.00%
U.S. government agencies:
   HTM Amount. . . . . . . . . . .          0           0          0        513
   Yield . . . . . . . . . . . . .       0.00%       0.00%      0.00%      8.83%
   AFS Amount . . . . . . . . . . .         0           0          0     24,497
   Yield . . . . . . . . . . . . .       0.00%       0.00%      0.00%      7.76%
State and political subdivisions:
   HTM Amount. . . . . . . . . . .          0         993        855        623
   Yield . . . . . . . . . . . . .       0.00%       4.16%      5.01%      5.36%
   AFS Amount . . . . . . . . . . .        39         200          0     12,168
   Yield . . . . . . . . . . . . .       9.10%       6.50%      0.00%      5.92%
Other bonds, notes and debentures:
   HTM Amount. . . . . . . . . . .          0         100        150          0
   Yield . . . . . . . . . . . . .       0.00%       7.28%      7.41%      0.00%
   AFS Amount . . . . . . . . . . .         0           0          0        798
   Yield . . . . . . . . . . . . .       0.00%       0.00%      0.00%      7.66%
   Total Amount. . . . . . . . . .     $2,032     $11,899     $1,005    $38,599
        Total Yield . . . . . . . .      7.16%       6.11%      5.36%      6.95%

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

LOAN PORTFOLIO

1997
     At year end gross loans totaled $187,975,000, an increase of $25,332,000 or 15.58% over the prior year end. While commercial and industrial loans grew by $21,949,000 or 27.75%, residential real estate mortgages grew $1,576,000 or 2.77% and consumer loans grew $1,807,000 or 6.78%. Growth was propelled by increased loan demand and competitive rates.

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


  The amount of loans outstanding at the indicated dates are shown in the following table according to type of loan (in thousands):


                                              December 31,
                                                     1997       1996
Domestic:
  Real estate mortgage                            $58,492    $56,916
  Commercial and industrial                       101,042     79,093
  Consumer and all other loans                     28,441     26,634
  Gross loans                                    $187,975   $162,643

The amounts of domestic loans at December 31, 1997 are presented below by category and maturity (in thousands):
[CAPTION]
                                   CATEGORY  (1)  (2)
                                                          COMMERCIAL
                                                              AND
                                              REAL ESTATE    OTHER    CONSUMER     TOTAL
Loans with floating interest rates:
1 year or less . . . . . . . . . . . . . . . .         $1     $8,821     $1,463    $10,285
1 through 5 years. . . . . . . . . . . . . . .         63      6,919         19      7,001
5 through 10 years. . . . . . . . . . . . . .         484      3,924          0      4,408
After 10 years. . . . . . . . . . . . . . . .       7,128     14,593          0     21,721
   Sub Total. . . . . . . . . . . . . . . . .       7,676     34,257      1,482     43,415
Loans with predetermined interest rates:
1 year or less. . . . . . . . . . . . . . . .         208      4,526        935      5,669
1 through 5 years . . . . . . . . . . . . . .       2,294     17,244     16,504     36,042
5 through 10 years. . . . . . . . . . . . . .       8,292     12,002      9,467     29,761
After 10 years. . . . . . . . . . . . . . . .      40,022     33,013         53     73,088
   Sub Total. . . . . . . . . . . . . . . . .      50,816     66,785     26,959    144,560
        Total. . . . . . . . . . . . . . . . .    $58,492   $101,042    $28,441   $187,975

     (1) The loan maturity information is based upon original loan terms and is not adjusted for "rollovers". In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

  (2) Scheduled repayments are reported in maturity categories in which the payment is due.

     The Bank does not make loans that provide for negative amortization nor do any loans contain conversion features. Also, adjustable rate mortgages are not offered on residential properties. The Bank does not have any foreign loans outstanding at December 31, 1997.


ALLOWANCE FOR LOAN LOSSES

1997
     The allowance for loan losses at December 31, 1997 was $2,414,000 or 1.3% of gross loans. This was an increase of $1,000 over the prior year end.
     Management determined loan loss allowance adequacy quarterly through an analysis of the loan portfolio for credit quality. Included in these analyses are determinations of current and projected economic conditions, growth performance and other factors felt to impact overall loan portfolio credit quality. Portfolio growth occurred principally in loans to municipalities and in accounts secured by adequately margined real estate collateral thus eliminating the need for growth in the allowance.
     In 1997 nonaccrual loans declined by $196,000 to $552,000. Of these, 28% continue to make regularly scheduled contractual payments and 98% are supported by adequately margined real estate collateral. Given the preceding factors, management does not anticipate a significant impact on the Company's income or capital resulting from nonaccruing loans.

1996
     At the close of business December 31, 1996 the allowance for loan losses totaled $2,413,021 or 1.5% of gross loans. This is an increase of $59,697 over the prior year.
     Management carefully determines the adequacy of the loan loss allowance through analyses for credit quality, an awareness of current and projected economic conditions, growth levels and trends, and other factors impacting the overall quality of the loan portfolio.
     For 1996 nonaccrual loans declined by $261,000 to $748,000. Of these loans, 48% continue to make regularly scheduled payments and 86% are secured by adequately margined real estate collateral. Because of the recent payments and collateral level, it is not anticipated that nonaccrual loans will have a significant impact on the Company's income or capital.


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

                     TOTAL NONPERFORMING LOANS
                     (IN THOUSANDS)
                        90 DAYS
                       NONACCRUAL   PAST DUE  RENEGOTIATED
1997                          $552       $409          $0
1996                          $748       $256          $0
1995                        $1,009       $791          $0
1994                        $2,275       $677          $0
1993                        $2,273       $382        $295

     If interest had been recorded at the original rate on nonaccrual loans, such income would have approximated $81,000, $86,000, and $101,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Interest income on such loans, which is recorded when received, amounted to approximately $42,000, $43,000, and $63,000 for the years ended
December 31, 1997, 1996 and 1995, respectively.
     The significant reduction in nonaccruing loans over the past five years is attributed to a strengthening in underwriting standards and the successful culmination of several commercial loan workouts.
     At December 31, 1997 and 1996, the Company had loans amounting to approximately $51,000 and $181,000, respectively, that were specifically classified as impaired. Of these amounts $172,000 was included in non-accrual loans in 1996. By definition, a loan is impaired when, based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement.
Due to the low level of loans classified as impaired, and the fact that the majority of such impaired loans are adequately collateralized, impaired loans should not have a material effect on the allowance for loan losses or the earnings of the Company.
     Presently there are no significant amounts of loans where serious doubts exist as to the ability of the borrower to comply with the current loan payment terms which are not included in the nonperforming categories as indicated above.
     Management's judgment in determining the amount of the additions to the allowance charged to operating expense considers the following factors:

1.  Economic conditions and the impact on the loan portfolio.
2. Analysis of past loan charge-offs experience by category and comparison to outstanding loans.
3.  Problem loans on overall portfolio quality.
4. Reports of examination of the loan portfolio by the Pennsylvania State Banking Department and the Federal Deposit Insurance Corporation.

                     ALLOCATION IN THE ALLOWANCE FOR LOAN LOSSES
                     (IN THOUSANDS)
                                                          PERCENT OF
                                                           LOANS IN
                                                             EACH
                                                          CATEGORY TO
                                                 AMOUNT   TOTAL LOANS
DECEMBER 31, 1997:
Balance at end of period applicable to:
   Domestic:
       Real Estate                                    $72                   3.0%
       Commercial and industrial                    2,173                  90.0%
       Consumer and all other loans                   169                   7.0%
          Total                                    $2,414                 100.0%
DECEMBER 31, 1996:
Balance at end of period applicable to:
   Domestic:
       Real Estate                                    $48                   2.0%
       Commercial and industrial                    2,172                  90.0%
       Consumer and all other loans                   193                   8.0%
          Total                                    $2,413                 100.0%
DECEMBER 31, 1995:
Balance at end of period applicable to:
   Domestic:
       Real Estate                                    $24                   1.0%
       Commercial and industrial                    2,235                  95.0%
       Consumer and all other loans                    94                   4.0%
          Total                                    $2,353                 100.0%
DECEMBER 31, 1994:
Balance at end of period applicable to:
   Domestic:
       Real Estate                                    $21                   1.0%
       Commercial and industrial                    2,000                  94.0%
       Consumer and all other loans                   106                   5.0%
          Total                                    $2,127                 100.0%
DECEMBER 31, 1993:
Balance at end of period applicable to:
   Domestic:
       Real Estate                                    $19                   1.0%
       Commercial and industrial                    1,839                  94.0%
       Consumer and all other loans                    98                   5.0%
          Total                                    $1,956                 100.0%



DEPOSITS

1997
     An increase in average deposits amounted to $7,028,000, or 3.5% when comparing average balances for 1997 and 1996. The movements in savings
The movements in savings deposits occurred in interest-bearing checking and savings accounts, with a slight decline in both categories, totaling $1,647,000. Non-interest bearing demand accounts moved upward by $2,391,000.
     Average other time deposits for 1997 increased by $6,284,000 over 1996. The most significant movement contributing to the increase occurred in certificate of deposit accounts. Movements in investment savings accounts remained relatively constant and individual retirement accounts declined slightly.
     The decline in the interest-bearing checking and savings accounts suggest depositors' desire to invest in higher yielding instruments.
    During 1997, the Bank offered a special CD to make available an opportunity to current and potential depositors to invest in a competitive, high percentage yielding investment as well as to attract additional funds to support increased loan demand.
     There were approximately $19,524,000 in time deposits exceeding
$100,000. It should be noted that these large deposits are not relied on by management as a major source of funding.

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

     Time deposits of $100,000 or more totaled approximately $19,524,000 on December 31, 1997 and $13,250,000 on December 31, 1996. Interest expense related to such deposits was approximately $851,000, $750,000 and $727,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Time deposits of $100,000 or more at December 31, 1997 mature as follows:
1998 - $13,092,000; 1999 - $5,847,000; 2000 - $212,000; 2001 - $120,000;
2002 - $0; Thereafter - $253,000.


     The average amount and the average rate paid on deposits are summarized below (in thousands):

                                   1997                      1996                  1995
                                     AVERAGE                AVERAGE               AVERAGE
                                     AMOUNT       RATE      AMOUNT      RATE      AMOUNT       RATE
DEPOSITS IN DOMESTIC
   BANK OFFICES:
      Demand deposits:
         Noninterest bearing. . . . $29,697    0.00%   $27,306   0.00%  $24,164        0.00%
         Interest Bearing . . . . .  36,561    2.68%    37,146   2.63%   37,649        2.62%
     Savings deposits . . . . . . .  46,514    3.07%    47,576   2.94%   46,864        2.96%
     Time deposits. . . . . . . . .  96,278    5.60%    89,994   5.62%   87,230        5.66%
            Total average deposits  $209,050         $202,022           $195,907

SHAREHOLDERS' EQUITY

1997
     Shareholders' equity is evaluated in relation to total assets and risk associated with those assets. The greater the capital resources, the more likely a company is to meet its cash obligations and absorb unforeseen losses.
     Total shareholders' equity at December 31, 1997 increased by $9,417,000, reaching $42,974,000, up from $33,557,000 at December 31, 1996.
Net income of $7,751,000 at year-end 1997 was added to equity, as was $208,000 from stock options that were exercised throughout 1997. The $3,633,000 increase in the unrealized appreciation on securities available-for-sale was also a contributing factor to the increase in shareholders' equity. Dividends paid from equity in 1997 totaled $2,175,000.
     Stock dividend distributable was a $12,828,000 component of shareholders' equity at December 31, 1997, resulting from a stock split effected in the form of a 100% stock dividend that was declared by the Board of Directors on November 25, 1997, to shareholders of record, December 15, 1997, payable on January 15, 1998.
     The declaration of the stock split was recorded in 1997 as a reduction in retained earnings, and an increase in stock dividend distributable for the par value of the shares to be issued. This transaction had no effect on shareholders' equity.

1996

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

     Bank regulators have recently issued risk based capital guidelines. Under these guidelines, banks are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 1997, the Company's required ratios were well above the minimum ratios as follows:

                                                                1997
                                                            Minimum
                                                Company    Standards
Tier 1 capital ratio                                 20.8%      4.00%
Total capital ratio                                  22.0%      8.00%

     For a more comprehensive discussion of these requirements, see "Regulations and Supervision" on Page 39 of Form 10K. Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS:
     The ratio of net income to average total assets and average shareholders' equity and certain ratios are presented as follows:

                                                                1997       1996       1995
Percentage of net income to:
   Average total assets. . . . . . . . . .                      2.88%      2.12%      1.64%
   Average shareholders' equity. . . . .                       20.07%     17.25%     14.07%
 Percentage of dividends declared per  common share            28.05%     28.57%     32.79%
Percentage of average shareholders' equity to average          14.46%     12.31%     11.64%
total assets


LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISK

     Fundamental objectives of the Company's asset/liability management process are to maintain adequate liquidity while minimizing interest rate risk. The maintenance of adequate liquidity provides the Company with the ability to meet its financial obligations to depositors, loan customers and stockholders. Additionally, it provides funds for normal operating expenditures and business opportunities as they arise. The objective of interest rate sensitivity management is to increase net interest income by managing interest sensitive assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.
     Liquidity is generated from transactions relating to both the Company's assets and liabilities. Liquidity from assets is achieved primarily through temporary investments in Federal funds sold and time deposits with financial institutions. Cash receipts arising from normal customer loan payments provide another important source of asset related liquidity.  On the liability  side, deposit growth and temporary borrowings from the Federal
Home Loan Bank of Pittsburgh's Repo Plus product provide liquidity.   The
liquidity provided by these sources is more than adequate to meet the
 Company's needs.
     Interest rate sensitivity, which is closely related to liquidity management, is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. Asset/liability management strives to match maturities and rates between loan and investment security assets with the deposit liabilities and borrowings that fund them.
Successful asset/liability management results in a balance sheet structure which can cope effectively with market rate fluctuations. The matching process is affected by segmenting both assets and liabilities into future time periods (usually 12 months, or less) based upon when repricing can be effected. Repriceable assets are subtracted from repriceable liabilities, for a specific time period to determine the "gap", or difference. Once known, the gap is managed based on predictions about future market interest rates. Intentional mismatching, or gapping, can enhance net interest income if market rates move as predicted. However, if market rates behave in a manner contrary to predictions, net interest income will suffer. Gaps, therefore, contain an element of risk and must be prudently managed.
     In addition to gap management, the Company has recently developed an asset liability management policy which incorporates two new tools in managing interest rate risk. A market value at risk calculation which is used to determine the effects of interest rate movements on shareholders' equity is now being utilized, as well as, simulation analysis to monitor the effects of interest rate changes on the Company's balance sheets.

INTEREST RATE SENSITIVITY
     The following table sets forth the Bank's interest rate sensitivity as of December 31, 1997:

                                               AFTER ONE   AFTER TWO   AFTER
                                     WITHIN    BUT WITHIN BUT WITHIN    FIVE
                                    ONE YEAR   TWO YEARS  FIVE YEARS    YEARS
Earning assets (1) (2)
  Investment securities  (1)          $10,191     $10,410    $28,409    $20,585
  Loans  (2)                           71,441      23,563     74,528     18,035
Total earning assets                   81,632      33,973    102,937     38,620
Interest-bearing liabilities:
  Deposits  (3)                        80,943      27,086     63,537     13,159
  Borrowings                           15,335         225          0          0
Total interest-bearing liabilities     96,278      27,311     63,537     13,159
Net non-interest bearing
     funding (4)                        9,732       7,567     18,509     21,069
Total net funding sources             106,010      34,878     82,046     34,228
Excess assets (liabilities)           (24,378)       (905)    20,891      4,392
Cumulative excess                     (24,378)    (25,283)    (4,392)         0
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

In this analysis the Company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOWs, savings accounts, and the MMDA accounts will be adjusted by 50% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mrotgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in its balance sheet. Below are the results of this rate shock analysis as of December 31, 1997.

                                              Net Interest
                                                 Income
                       Changes in                Change
                         Rates                (After tax)
                          -200                    $306
                          -100                    $161
                          +100                   ($172)
                          +200                   ($345)

     The model utilized to create the report presented above makes various estimates at each level of interest rate change regarding cash flow from principal repayment on loans and mortgage-backed securities and or call activity on investment securities. Actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change. In addition, the limits stated above do not necessarily represent the level of change under which management would undertake specific measure to realign its portfolio in order to reduce the projected level of change.
     Generally, management believes the Company is well positioned to respond expeditiously when the market interest rate outlook changes.

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

NEW FINANCIAL ACCOUNTING STANDARD - REPORTING COMPREHENSIVE INCOME
     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Statements
No. 130 requires that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement , but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. The impact of this Statement on the Company will result in additional disclosures in the Company's financial statements.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995
     This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. Penns Woods Bancorp, Inc. and its subsidiaries (the "Company") wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations, either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

ITEM  8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To our
Shareholders
Dear Shareholder:
     Penns Woods Bancorp, Inc. has always been committed to being a strong, independent financial institution that serves the needs of customers, enhances shareholder value and promotes community development. The Corporation's financial results and operational achievements for 1997 and its long-term strategic plans reinforce this commitment.
     Net earnings for the year-ended December 31, 1997 reached $7,751,000, or $3.03 per share, up from $5,342,000, or $2.10 per share reported at December 31, 1996 (adjusted to reflect the 100% stock dividend issued on January 15, 1998). The ratio of net earnings to average assets and average equity was 2.88% and 20.07%, respectively. In comparison, these ratios reported for 1996 were 2.12% and 17.25%, respectively.
     Turning attention to Penns Woods' December 31, 1997 balance sheet, substantial growth occurred in loans and deposits. Compared to 1996, net loans increased $25,299,000 to $185,153,000, or 15.8%. Total deposits grew from $203,016,000 at December 31, 1996 to $220,536,000 at December 31, 1997,
resulting in a $17,520,000 or 8.6% increase.
     Shareholders' equity remains strong, showing an increase of $9,417,000 from December 31, 1996 to December 31, 1997, including net unrealized appreciation on available-for-sale securities. The increase excluding net unrealized appreciation on available-for-sale securities was $5,784,000.
     Once again, Penns Woods Bancorp, Inc. increased the yearly dividends paid to shareholders. In 1997 a total of $.85 per share was paid compared to $.60 per share paid in 1996. In addition, Penns Woods was pleased to issue a 100% stock dividend to shareholders on January 15, 1998. Book value per share at year-end 1997 was $16.75 compared to a market value "high" during the fourth quarter of $31.75. (The dividend and book value have been adjusted to reflect the 100% stock dividend.)
     Continued efforts were made throughout 1997 to provide quality, convenient service to current and potential customers. In summary, the opening of the Mortgage/Loan Center in State College, the up-coming opening of a full-service branch office in Zion and one in the Mill Hall Wal-Mart store and the establishment of the Bank's web site, www.jssb.com, were announced. Also, in late 1997, a new telephone system was installed in the Williamsport branch office. This system has added voice mail and several direct lines, making it possible to leave messages after banking hours.
     We continually face the challenge of upgrading our technology to keep pace with advancements that will meet the changing needs of our customers and also be the most cost efficient for the Company. Currently, plans for implementation of a check imaging system in 1998 are in progress. This system will cut check processing time dramatically. Another area of present concentration is compliance to the "Year 2000" issue. We are aware of the public's concern with this matter. In 1997, an internal committee was formed to address the issues involving our main frame computer, peripheral equipment, and personal computers. Regulators also monitor the Bank's actions taken to comply with required regulatory standards. We can assure you that prudent measures have been and will continue to be made in order to have all operational systems compliant.
     We recognize and commend shareholders, customers, directors, and staff, for their role in making Penns Woods Bancorp, Inc. a superb institution. With this kind of dedication, strong capital and our distinct market in Lycoming, Clinton, and Centre Counties, a solid foundation has been set for future prosperity.

Very truly yours,


Theodore H. Reich
President

Report of Independent
Certified Public Accountants

To the Shareholders and Board of Directors
Penns Woods Bancorp, Inc. and Subsidiaries
Jersey Shore, Pennsylvania:

  We have audited the accompanying consolidated balance sheets of Penns Woods Bancorp, Inc. and subsidiaries (the "Company") as of
December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's managment. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As discussed in Note B to the consolidated financial statements, the Company changed its method of computing earnings per share.

Williamsport, Pennsylvania
January 16, 1998

Consolidated
Balance Sheet
December 31, 1997 and 1996
                                                          (IN THOUSANDS)
                                                                1997       1996

ASSETS:
Cash and due from banks                                      $12,557     $8,015
Federal funds sold                                                 0          0
Securities available-for-sale                                 75,400     81,272
Securities held-to-maturity                                    3,234      3,105
Loans, net                                                   185,153    159,854
Bank premises and equipment, net                               3,835      3,835
Accrued interest receivable                                    1,708      1,676
Foreclosed assets held for sale                                   35        253
Other assets                                                   2,066      1,714

TOTAL                                                       $283,988   $259,724

LIABILITIES:
Interest-bearing deposits                                   $184,725   $174,060
Noninterest-bearing deposits                                  35,811     28,956

                     TOTAL DEPOSITS                          220,536    203,016

Securities sold under repurchase agreements                    8,580      5,628
Other borrowed funds                                           6,980     14,491
Accrued interest payable                                         907        884
Other liabilities                                              4,011      2,148

                     TOTAL LIABILITIES                       241,014    226,167

SHAREHOLDERS' EQUITY:
Common stock, par value $10, 10,000,000 shares authorized     12,828     12,773
Stock dividend distributable                                  12,828          0
Additional paid-in capital                                     4,712      4,559
Retained earnings                                              6,621     13,873
Net unrealized appreciation on securities available-for-sa     5,985      2,352

                     TOTAL SHAREHOLDERS' EQUITY               42,974     33,557

TOTAL                                                       $283,988   $259,724


See Notes to Consolidated Financial Statements

Consolidated
Statement of Income
For the Years Ended December 31, 1997, 1996 and 1995
                                              (IN THOUSANDS EXCEPT SHARE DATA)
                                                     1997       1996       1995
INTEREST INCOME:
Interest and fees on loans                        $16,234    $15,022    $14,706
Interest and dividends on investments:
   Taxable interest                                 2,822      3,126      2,326
   Tax-exempt interest                              1,185      1,295      1,110
   Dividends                                          520        529        409
Interest on federal funds sold                         62         25        144

                     TOTAL INTEREST INCOME         20,823     19,997     18,695

INTEREST EXPENSE:
Interest on deposits                                7,674      7,430      7,306
Interest on securities sold under repurchase a        432        310        222
Interest on other borrowings                          211        339        265

                     TOTAL INTEREST EXPENSE         8,317      8,079      7,793

NET INTEREST INCOME                                12,506     11,918     10,902
PROVISION FOR LOAN LOSSES                             220        105        300

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES                                        12,286     11,813     10,602

OTHER INCOME:
Service charges                                       858        840        764
Securities gains, net                               4,656      1,345      1,180
Other operating income                                326        276        271

                     TOTAL OTHER INCOME             5,840      2,461      2,215

OTHER EXPENSES:
Salaries and employee benefits                      4,118      3,642      4,012
Occupancy expense, net                                482        466        468
Furniture and equipment expense                       688        553        595
Other operating expenses                            2,096      2,306      2,459


                     TOTAL OTHER EXPENSES           7,384      6,967      7,534

INCOME BEFORE INCOME TAX PROVISION                 10,742      7,307      5,283
INCOME TAX PROVISION                                2,991      1,965      1,421

NET INCOME                                         $7,751     $5,342     $3,862

EARNINGS PER SHARE - BASIC                          $3.03      $2.10      $1.52

EARNINGS PER SHARE - DILUTED                        $3.01      $2.09      $1.52

WEIGHTED AVERAGE SHARES OUTSTANDING             2,556,804  2,544,561  2,535,076

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(IN THOUSANDS EXCEPT SHARE DATA)
                                                                                            UNREALIZED
                                                                                           APPRECIATION
                                                             STOCK   ADDITIONAL            (DEPRECIATIO  TOTAL
                                   ...COMMON STOCK...      DIVIDEND    PAID-IN   RETAINED   SECURITIES SHAREHOLDERS'
                                     SHARES      AMOUNT   DISTRIBUTAB  CAPITAL   EARNINGS  AVAILABLE-FO  EQUITY
Balance, December 31, 1994            843,731       8,438      -          4,368     11,660        (626)   23,840

Net income                                                                           3,862                 3,862

Dividends declared, $0.49 per share                                                 (1,239)               (1,239)

Stock split effected in the           422,286       4,223                           (4,223)                -
form of a 50% stock  dividend

Net change in unrealized                                                                         3,084     3,084
appreciation (depreciation)

Stock options exercised                 5,342          53                    85                              138

Balance, December 31, 1995          1,271,339      12,714      -          4,453     10,060       2,458    29,685

Net income                                                                           5,342                 5,342

Dividends Declared, $0.60 per share                                                 (1,529)               (1,529)

Net change in unrealized                                                                          (106)     (106)
appreciation (depreciation)

Stock options exercised                 5,959          59                   106                              165

Balance, December 31, 1996          1,277,298     $12,773      -         $4,559    $13,873      $2,352   $33,557

Net income                                                                           7,751                 7,751

Dividends Declared, $0.85 per share                                                 (2,175)               (2,175)

Stock split effected in the form                              12,828               (12,828)                -
of a 100% stock dividend

Net change in unrealized
appreciation (depreciation)                                                                      3,633     3,633

Stock options exercised                 5,481          55                   153                              208

Balance, December 31, 1997          1,282,779     $12,828    $12,828     $4,712     $6,621      $5,985   $42,974


See Notes to Consolidated Financial Statements

Consolidated Statement
of Cash Flows
For the Years Ended December 31, 1997, 1996 and 1995
                                                                     (IN THOUSANDS)
                                                                           1997       1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $7,751     $5,342      $3,862
Adjustments to reconcile net income to net
   cash provided by operating activities:
Depreciation                                                                379        365         343
Provision for loan losses                                                   220        105         300
Amortization of investment security premiums                                 37         20          38
Accretion of investment security discounts                                 (117)       (70)       (105)
Securities gains, net                                                    (4,656)    (1,345)     (1,180)
Gain on sale of foreclosed assets                                           (67)       (40)        (27)
Stock option compensation expense                                             7         16           5
Decrease(increase) in all other assets                                      438     (1,130)       (855)
(Decrease)increase in all other liabilities                                (805)       113       1,245
                       Net cash provided by operating activities          3,187      3,376       3,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale                               (58,348)   (47,761)    (52,595)
Proceeds from sale of securities available-for-sale                      74,437     33,038      52,586
Proceeds from the sale of foreclosed assets                                 426      1,083         668
Purchase of securities held-to-maturity                                    (200)    (1,296)       (515)
Proceeds from calls and maturities of securities held to-maturity            96      1,015       5,130
Net increase in loans                                                   (25,660)    (9,025)     (3,392)
Acquisition of bank premises and equipment                                 (379)      (391)        (83)

                        Net cash (used in) provided by investing acti    (9,628)   (23,337)      1,799

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in interest-bearing deposits                     10,665     (1,019)      7,053
Net increase in noninterest-bearing deposits                              6,855      1,777       4,366
Net (decrease) increase in securities sold under repurchase agreement     2,952       (716)      1,327
(Decrease)increase in other borrowed funds                               (7,511)    14,491      (7,170)
Repayment of long-term borrowings                                         -          -          (7,000)
Dividends paid                                                           (2,175)    (1,529)     (1,239)
Stock options exercised                                                     197        118          66

                       Net cash provided by (used in) financing activ    10,983     13,122      (2,597)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      4,542     (6,839)      2,828

CASH AND CASH EQUIVALENTS, BEGINNING                                      8,015     14,854      12,026

CASH AND CASH EQUIVALENTS, ENDING
                                                                        $12,557     $8,015     $14,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The Company paid approximately $8,294,000, $8,114,000 and $7,485,000 in interest on deposits and other borrowings during 1997, 1996 and 1995, respectively.

The Company made income tax payments of approximately $3,096,000, $1,998,000 and $1,350,000 during 1997, 1996 and 1995, respectively.

Transfers from loans to foreclosed assets held for sale amounted to approximately $142,000, $352,000 and $1,372,000 in 1997,
1996 and 1995, respectively.

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:   The accompanying consolidated financial
statements include the accounts of Penns Woods Bancorp, Inc. and its wholly-owned subsidiaries, Jersey Shore State Bank ("Bank"), Woods Real Estate Development Co., Inc. and Woods Investment Company, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

Nature of Business: The Bank engages in a full service commercial banking business, making available to the community a wide range of financial services, including, but not limited to, installment loans, credit cards, mortgage and home equity loans, lines of credit, construction financing, farm loans, community development loans, loans to non- profit entities and local government loans and various types of time and demand deposits, including, but not limited to, checking accounts, savings accounts, clubs, money market deposit accounts, certificates of deposit and IRAs. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law.
  The financial services are provided to individuals, partnerships, non-profit organizations and corporations through its seven offices and Mortgage/Loan Center located in Clinton, Lycoming and Centre Counties, Pennsylvania.
  Woods Real Estate Development Company engages in real estate transactions on behalf of the Penns Woods Bancorp, Inc. and the Bank.
  Woods Investment Company, Inc. is engaged in investing activities.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired through, or in lieu of, foreclosure on settlement of debt.
     While it is reasonably possible that the estimate of the effect on the financial statements of a condition, situation, or set of circumstances that existed at the date of the financial statements will change in near term due to one or more future confirming events, based on current information known to management, management is not aware of a condition, situation, or set of circumstances whereby the offset of the change would be material to the financial statements.

Investment Securities: Investment securities are classified as held-to-maturity, available-for-sale or trading.
     Securities held-to-maturity include bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.
     Trading account securities are recorded at their fair values. Unrealized gains and losses on trading account securities are included in other income. The Company has no trading account securities as of December 31, 1997 or 1996.
     Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders' equity until realized.
     Gains and losses on the sale of all securities are determined using the specific-identification method.
     Declines in the fair value of individual securities held-to-maturity and available-for- sale below their cost that are other than temporary result in write downs of the individual securities to their fair value and are included in earnings as realized losses.
     Premiums and discounts on all securities are recognized in interest income using the interest method over the period to maturity.
     The fair value of investments and mortgage-backed securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

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

Defined Benefit Pension Plan: It is the Company's policy to fund pension cost on a current basis to the extent deductible under existing tax regulations. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

Income Taxes: Deferred tax assets and liabilities result from temporary differences in financial and income tax methods of accounting, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Cash Flows: The Company utilizes the net reporting of cash receipts and cash payments for deposit and lending activities.
  The Company considers amounts due from banks and federal funds sold as cash equivalents.

Reporting Format: Certain 1996 and 1995 financial information has been reclassified to conform to the 1997 financial statement presentation.
     Earnings per share data for all periods presented have been restated to reflect a stock split effected in the form of a 100% stock dividend declared in the fourth quarter of 1997, payable January 15, 1998.

NOTE B - PER SHARE DATA

Earnings per share is based on the weighted-average number of shares of common stock outstanding. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", requires presentation of two new amounts, basic and diluted earnings per share. The adoption of SFAS No. 128 is required for all reporting periods after December 15, 1997, and requires the restatement of earnings per share for all prior periods.

The number of shares used in calculating earnings and cash dividends per share reflect the retroactive effect of stock dividends declared. The following data show the amounts used in computing earnings per share:

                                                 Common
                                     Income     Shares     Earnings
                                    Numerator Denominator  Per Share
1997
   Earnings per share - basic      $7,751,000   2,556,804      $3.03
   Stock options                                   22,499

   Earnings per share - diluted    $7,751,000  $2,579,303      $3.01

1996
   Earnings per share - basic      $5,342,000   2,544,561      $2.10
   Stock options                                   14,941

   Earnings per share - diluted    $5,342,000  $2,559,502      $2.09

1995
   Earnings per share - basic      $3,862,000   2,535,076      $1.52
   Stock options                                   10,781

   Earnings per share - diluted    $3,862,000  $2,545,857      $1.52


Earnings per share, as determined under accounting principles in effect prior to SFAS No. 128, would be the same as the basic earnings per share amounts reported by the Company for 1997, 1996 and 1995.

NOTE C - CASH AND DUE FROM BANKS

Banks are required to maintain reserves consisting of vault cash and deposit balances with the Federal Reserve Bank in their district. The reserves are based on deposit levels during the year and account activity and other services provided by the Federal Reserve Bank.
Average daily currency, coin and cash balances with the Federal Reserve Bank needed to cover reserves against deposits for 1997 ranged from $1,274,000 to $2,110,000. For 1996, these balances ranged from $948,000 to $1,365,000. Average daily cash balances with the Federal Reserve Bank required to cover services provided to the Bank amounted to $800,000 throughout 1997 and 1996. Total balances restricted at December 31, 1997 and 1996, respectively, were $2,821,000 and $2,082,000.

NOTE D - INVESTMENT SECURITIES

The amortized cost of investment securities and their approximate fair values at December 31, 1997 and 1996 were as follows (in thousands):

                                   DECEMBER 31, 1997

                                                             Gross      Gross
                                               Amortized   UnrealizedUnrealized    Fair
                                                  Cost       Gains     Losses      Value
Securities available-for-sale:
   Equity securities                              $14,774     $7,897         $1    $22,670
   U.S. government and agency
   securities                                      37,096        366          0     37,462
   State and municipal securities                  12,407        759          1     13,165
   Restricted equity securities                     1,256         50          0      1,306
   Other debt securities                              798          0          1        797
                                                  $66,331     $9,072         $3    $75,400


Securities held-to-maturity:
   U.S. government and agency
   securities                                        $513        $23         $0        536
   State and municipal securities                   2,471         44          0      2,515
   Other debt securities                              250          1          0        251
                                                   $3,234        $68         $0     $3,302

                                   DECEMBER 31, 1996

                                                             Gross      Gross
                                               Amortized   UnrealizedUnrealized    Fair
                                                  Cost       Gains     Losses      Value
Securities available-for-sale:
   Equity securities                               $9,801     $3,494         $5    $13,290
   U.S. government and agency
   securities                                      39,058        119        543     38,634
   State and municipal securities                  25,769        560         47     26,282
   Restricted equity securities                     1,393                            1,393
   Other debt securities                            1,688                    15      1,673
                                                  $77,709     $4,173       $610    $81,272


Securities held-to-maturity:
   U.S. government and agency
   securities                                        $609        $27                  $636
   State and municipal securities                   2,271         12         17      2,266
   Other debt securities                              225                              225
                                                   $3,105        $39        $17     $3,127

The amortized cost and fair value of debt securities at December 31, 1997, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                   Securities             Securities
                                   Held-to-Maturity       Available-for-Sale
                                    Amortized     Fair     Amortized    Fair
                                      Cost       Value       Cost       Value
Due in one year or less                    $0          $0     $2,032     $2,038
Due from one year to five years         1,093       1,103     10,806     10,984
Due from five to ten years              1,005       1,027          0          0
Due after ten years                     1,136       1,172     37,463     38,402
                                       $3,234      $3,302    $50,301    $51,424

Gross realized gains and gross realized losses on sales of available-for-sale securities were (in thousands):

                                         1997        1996       1995
Gross realized gains:

   U.S. government and agency
   securities                             $68         $13        $88
   State and municipal securities         286         466        511
   Equity securities                    4,923       1,362      1,124
   Other debt securities                    0          13
                                       $5,277      $1,854     $1,723

Gross realized losses:

   U.S. government and agency
   securities                            $579        $445       $408
   State and municipal securities          19          27        127
   Equity securities                        1          18          4
   Other debt securities                   22          19          4
                                         $621        $509       $543


During 1996, the Company sold a debt security with a carrying value of $465,000 which had been classified as held to maturity. Subsequent to the purchase of this security, the Company received information indicating that this was not a bank qualified investment. This transaction resulted in a realized gain of $8,0000 for the year 1996. There were no sales of securities classified as held to maturity in 1997 or 1995.

Investment securities with a carrying value of approximately $18,971,000 and $11,506,000 at December 31, 1997 and 1996, respectively, were pledged to secure certain deposits, security repurchase agreements and for other purposes as required by law.

There is no concentration of investments that exceed 10% of shareholders' equity for any individual issuer, excluding those guaranteed by the U.S. government.

NOTE E - LOANS

Major loan classifications are summarized as follows (in thousands):

                                   DECEMBER 31, 1997
                                                PAST DUE   PAST DUE
                                                30 TO 90    90 DAYS     NON-
                                     CURRENT      DAYS      OR MORE    ACCRUAL     TOTAL
Real estate loans - mortgage          $53,492      $1,765        $88       $136    $55,481
Real estate loans - construction        3,011                                       $3,011
Commercial and industrial loans        99,362         988        283        409   $101,042
Consumer and all other loans           27,871         525         38          7    $28,441

Gross loans                          $183,736      $3,278       $409       $552    187,975

  Less: Unearned income                                                                  4
         Unamortized loan                                                              404
         fees/costs
          Allowance for loan losses                                                  2,414

Loans, net                                                                        $185,153

                                   DECEMBER 31, 1996
                                                PAST DUE   PAST DUE
                                                30 TO 90    90 DAYS     NON-
                                     CURRENT      DAYS      OR MORE    ACCRUAL     TOTAL
Real estate loans - mortgage          $53,005      $1,907       $146       $346    $55,404
Real estate loans - construction        1,512                                        1,512
Commercial and industrial loans        77,298       1,377         70        348     79,093
Consumer and all other loans           25,762         778         40         54     26,634

Gross loans                          $157,577      $4,062       $256       $748    162,643

  Less: Unearned income                                                                  6
         Unamortized loan                                                              370
         fees/costs
          Allowance for loan losses                                                  2,413

Loans, net                                                                        $159,854

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $552,000 and $748,000 at December 31, 1997 and 1996, respectively. If interest had been recorded at the original rate on those loans, such income would have approximated $81,000, $86,000, and $101,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Interest income on such loans, which is recorded as received, amounted to approximately $42,000, $43,000 and $63,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                         YEAR ENDED DECEMBER 31,
                                            1997       1996       1995
Balance, beginning of year                $2,413     $2,353     $2,127
Provision charged to operations              220        105        300
Loans charged off                           (327)      (242)      (254)
Recoveries                                   108        197        180
Balance, end of year                      $2,414     $2,413     $2,353

At December 31, 1997 and 1996, the Company had loans amounting to approximately $51,000 and $181,000 respectively, that were specifically classified as impaired.Of these amounts, $172,000, was included in nonaccrual loans n 1996. By definition, a loan is impaired when, based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. (This classification excludes large groups of smaller balance loans that are collectively evaluated for impairment, such as residential mortgage, credit card and consumer installment loans.) In 1997 and 1996, the average balance of these loans amounted to approximately $52,000 and $184,000, respectively for the year. There was no specific allowance for the loan losses related to impaired loans at December 31, 1997 and 1996. Due to the low level of loans classified as impaired, and the fact that the majority of such impaired loans are adequately collateralized, impaired loans should not have a material effect on the allowance for loan losses or the earnings of the Company. The following is a summary of cash receipts on these loans and how they were applied (in thousands):

                                                    1997   1996    1995
Cash receipts applied to reduce principal balance    $1     $6      $1
Cash receipts recognized as interest income           2      5       3
                     Total                           $3    $11      $4

The Company has no commitments to loan additional funds to borrowers with impaired or nonaccrual loans.

The Company has no concentration of loans to borrowers engaged in similar businesses or activities which exceed 5% of total assets at December 31, 1997 or 1996.

The Company grants commercial, industrial, residential and consumer loans to customers throughout Northcentral Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions within this region.

NOTE F - BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows (in thousands):
                                         DECEMBER 31,
                                         1997        1996
Land                                      511        $440
Bank premises                           3,670       3,642
Furniture and equipment                 3,583       3,357
Leasehold improvements                    551         497
        Total                           8,315       7,936
Less accumulated depreciation           4,480       4,101
                     Net               $3,835      $3,835


NOTE G - DEPOSITS

Time deposits of $100,000 or more totaled approximately $19,524,000 on December 31, 1997 and $13,250,000 on December 31, 1996. Interest expense related to such deposits was approximately $851,000, $750,000 and $727,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Time deposits of $100,000 or more at December 31, 1997 mature as follows:
1998 - $13,092,000; 1999 - $5,847,000; 2000 - $212,000; 2001 - $120,000;
2002 - $0; Thereafter - $253,000.

NOTE H - OTHER BORROWED FUNDS

At December 31, 1997, the Company had $6,980,000 of such borrowings in the form of advances received from the Federal Home Loan Bank of Pittsburgh under the "Repo Plus" credit program. There were $14,491,000 of such borrowings at December 31, 1996. The weighted average interest rate for the years ended December 31, 1997, 1996 and 1995 was 5.63%, 5.44% and 6.18%, respectively.
The maximum amount of other borrowed funds outstanding at any time was $14,491,000, $16,737,000 and $8,186,000, respectively, for those same periods.

NOTE I - INCOME TAXES

The following temporary differences gave rise to the net
December 31, 1997 and 1996 (in thousands):

                                                                1997       1996
Deferred tax asset:
  Allowance for loan losses                                     $506       $494
  Deferred compensation                                          198        168
  Contingencies                                                   75         79
  Pension                                                        107        101
  Loan fees and costs                                            137        126
  Stock option                                                    25         12
                     Total                                      1048        980
Deferred tax liability:
   Bond accretion                                                (39)       (75)
   Depreciation                                                 (117)      (117)
   Unrealized gains on available-for-sale securities          (3,083)    (1,211)
                     Total                                    (3,239)    (1,403)
Deferred tax liability, net                                  ($2,191)     ($423)

The provision for income taxes is comprised of the following (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                         1997        1996       1995
Currently payable                        3095      $2,110     $1,600
Deferred benefit                         (104)       (145)      (179)
        Total provision                $2,991      $1,965     $1,421

The effective federal income tax rate for the years ended December 31, 1997, 1996 and 1995 was 27.8%, 26.9% and 26.9%, respectively. A reconciliation between the expected income tax and rate and the effective income tax and rate on income before income tax provision follows (in thousands):

[CAPTION]

                                   1997                   1997                  1995
                                   AMOUNT          %      AMOUNT          %     AMOUNT          %
Provision at expected rate             $3,759        35.0%    $2,484       34.0%    $1,796        34.0%
Increase (decrease) in
tax resulting from:
  Tax-exempt income                      (570)         (5)      (578)      -7.9%      (452)       (8.6)
  Other, net                             (198)         (2)        59        0.8%        77           2
     Effective
        Income tax
        and rates                      $2,991        27.8%    $1,965       26.9%    $1,421        26.9%

NOTE J -   EMPLOYEE BENEFIT PLANS

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

Net periodic pension cost includes the following components (in thousands):
                                                 YEAR ENDED DECEMBER 31,
                                                   1997       1996       1995
Service costs benefits earned during the period    $191       $218       $180
Interest cost on projected benefit obligation       185        189        158
Return on assets                                   (171)      (154)      (119)
Amortization of transition gain                      (3)         2         (1)
Prior service costs                                  20         19         24
Net periodic pension cost                          $222       $274       $242

The funded status of the Plan and amount recognized in the Company's balance sheet is summarized below (in thousands):

                                                                1997       1996
Actuarial present value of:
  Vested benefit obligation                                   $1,955     $1,742
  Nonvested benefit obligation                                   $14        $12
Projected benefit obligation                                  $3,026     $3,032
Plan assets at fair value                                      2,820      2,137
Excess of projected benefit obligation over assets              (206)      (895)
Unrecognized prior-service cost                                  287        307
Unrecognized transition gain being recognized over
   employees' average remaining service life                     (37)       (40)
Deferred unexpected(gain)loss                                   (359)       329
  Accrued pension cost                                         ($315)     ($299)

The projected benefit obligation at December 31, 1997 and 1996 was determined using an assumed discount rate of 7%, and an assumed long-term rate of compensation increase of 6%. An assumed long-term rate of return on Plan assets of 8% was used in both 1997 and 1996.

The Company offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404 and 415. The Company may make matching contributions equal to a discretionary percentage to be determined by the Company. Participants are at all times fully vested in their contributions and vest over a period of five years in the employer contribution. Contribution expense was approximately $52,000, $45,000 and $40,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company has a deferred compensation plan whereby participating directors elected to forego director's fees for a period of five years. Under this plan the Company will make payments for a ten year period beginning at age 65, in most cases or at death if earlier, at which time payments would be made to their designated beneficiaries.

To fund benefits under the deferred compensation plan, the Company has acquired corporate owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company. The total expense charged to other expenses was approximately $114,000, $114,000 and $72,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Benefits paid under the Plan were approximately $45,000, $39,000 and $34,000, respectively, for the years ended December 31, 1997, 1996 and 1995.

NOTE K - STOCK OPTIONS

The Company has granted a select group of its officers options to purchase shares of its common stock. These options, which are immediately exercisable, expire within three to ten years after having been granted. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for these options. Accordingly, compensation expense is recognized on the grant date, in amounts equivalent to the intrinsic value of the options (stock price less exercise price, at measurement date). Had compensation costs for these options been determined based on the fair values at the grant dates for awards consistent with the method of SFAS No. 123, the effect on the Company's net income and earnings per share for 1997 and 1996 would have been insignificant. For purposes of the calculations required by SFAS No. 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants issued in 1997, 1996 and 1995, respectively: dividend yield of 3.45%, 3.05% and 3.05%, respectively;risk free interest rates of 5.69%, 5.81% and 5.20%, respectively; expected option lives of three years and expected volatility of 17.50%, 17.58% and 19.86%, respectively.



A summary of the status of the Company's stock option agreements as of December 31, 1997 and 1996, and changes during the years then ended, is presented below:
[CAPTION]

                                         1997                   1996                  1995
                                              Weighted-              Weighted-             Weighted-
                                              Average                Average               Average
Nonqualified Stock Options                    Excercise              Excercise             Excercise
                                   Shares     Price       Shares     Price      Shares     Price
Outstanding, beginning of year         12,373      $28.55     13,232     $22.16     12,593      $14.45
Granted                                 7,950       57.15      5,100      35.00      5,100       35.00
Exercised                               5,481       35.95      5,959      19.89      4,461       15.07
Forfeited                                   -           -          -          -          -           -
Outstanding, end of year               14,842      $41.14     12,373     $28.55     13,232      $22.16
Options exercisable at year-end        14,842                 12,373                13,232
Fair value of options granted during
  the year                             $13.73                  $9.20                 $6.08


The following table summarizes information about nonqualified stock options outstanding at December 31, 1997:

Exercise             Number        Remaining                         Number
Prices               Outstanding   Contractual Life                  Exercisable
              $35.00           500            1                             500
               35.00         4,825            2                           4,825
                6.67         2,372            3                           2,372
               57.15         7,145            5                           7,145
                            14,842                                       14,842

The data above have not been adjusted for the stock split effected in the form of a 100% stock dividend declared in the fourth quarter of 1997, payable
January 15, 1998.

NOTE L - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and the Bank, including their immediate families and companies in which they are principal owners (more than 10%), are indebted to the Company. Such indebtedness was incurred in the ordinary course of business on the same terms and at those rates prevailing at the time for comparable transactions with others.

A summary of loan activity with executive officers, directors, principal stockholders and associates of such persons is listed below (in thousands):

                     BEGINNING                            CHARGE-    ENDING
YEAR                 BALANCE       ADDITIONS  PAYMENTS    OFFS       BALANCE
1997                        $2,014       $900        $818          0     $2,096
                1996        $1,781     $1,009        $776        $ -     $2,014
                1995        $1,272       $652        $143        $ -     $1,781

NOTE M- COMMITMENTS AND CONTINGENT LIABILITIES

The following is a schedule of future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 1997 (in thousands):

YEAR ENDING DECEMBER 31,

                1998          $261
                1999           101
                2000            88
                2001            83
                2002            60
                Thereafter      25
                Total         $618
Total rental expense for all operating leases for years ended December 31,
1997, 1996 and 1995 approximated $263,000, $172,000 and $164,000, respectively.

The Company is subject to lawsuits and claims arising out of its business.
In the opinion of management, after review and consultation with counsel, any proceedings that may be assessed will not have a material adverse effect on the consolidated financial position of the Company.

NOTE N - OFF-BALANCE-SHEET RISK

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

Financial instruments whose contract amounts represent credit risk are as follows (in thousands)
                                              CONTRACT AMOUNT
                                              DECEMBER 31,
                                                     1997       1996
Commitments to extendto extend credit             $27,942    $16,010
Standby letters of credit                          $1,608     $2,026

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

NOTE O - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets
(as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

To be categorized as adequately capitalized a bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

The Bank's actual capital amounts and ratios are also presented in the following table (in thousands):


                                                          For CapitalTo Be Well
                                                           Adequacy  Capitalized Under
                                       Actual              Purposes  Prompt Corrective
                                                                     Action Provisions
                                   AMOUNT     RATIO       AMOUNT     RATIO      AMOUNT     RATIO
As of December 31, 1997:
Total Capital
  (to Risk Weighted Assets)           $39,218        22.0%>$14,251   >8.0%      >$17,814   >10.0%
Tier I Capital
  (to Risk Weighted Assets)           $36,989        20.8%>$ 7,125   >4.0%      >$10,688   > 6.0%
Tier I Capital
  (to Average Assets)                 $36,989        13.8%>$10,762   >4.0%      >$13,452   > 5.0%
As of December 31, 1996:
Total Capital
  (to Risk Weighted Assets)           $33,208        21.0%>$12,783   >8.0%      >$15,979   >10.0%
Tier I Capital
  (to Risk Weighted Assets)           $31,205        19.7%>$ 6,392   >4.0%      >$9,587    > 6.0%
Tier I Capital
  (to Average Assets)                 $31,205        12.3%>$10,135   >4.0%      >$12,669   > 5.0%

Banking regulations limit the amount of dividends that may be paid by the Bank to Penns Woods Bancorp, Inc. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $22,2798,000 at December 31, 1997, subject to minimum capital ratio requirements noted above.

The Bank is subject to regulatory restrictions which limit its ability to loan funds to Penns Woods Bancorp, Inc. At December 31, 1997, the regulatory lending limit amounted to approximately $2,876,000.


NOTE P - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Estimated fair values have been determined by the Company using historical data and an estimation methodology suitable for each category of financial instruments. The estimated fair value of the Company's investment securities is described in Note A. The Company's fair value estimates, methods and assumptions are set forth below for the Company's other financial intruments.

Cash and cash equivalents:

  The carrying amounts for cash, due from banks and federal funds sold approximate fair value.

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



The following table presents information for loans (in thousands):
[CAPTION]
                                     AVERAGE    AVERAGE    ESTIMATED
                     BOOK          HISTORICAL   MATURITY   DISCOUNT     FAIR
                     VALUE           YIELDS   (YRS) (1)     RATE(2)    VALUES

DECEMBER 31, 1997    $101,042      89.30%       3.60       9.38%  $100,642
   Commercial          58,492      94.70%       4.77       8.63%    58,947
   Real Es             28,441      97.50%       5.80       9.00%    28,637
   Other
DECEMBER 31, 19       $79,093       9.00%       3.53       9.44%   $78,775
   Commerc             56,916       9.71%       5.21       8.75%    57,416
   Real Estate         25,634       9.42%       5.84       8.75%    26,798
   Other

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of
December 31, 1997 and 1996 The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities (in thousands):
                                   BOOK VALUE             FAIR VALUE

DECEMBER 31, 1997                    $184,725               $184,942
   Interest-bearing deposits          $35,811                $35,811
   Noninterest-bearing deposits
DECEMBER 31, 1996                    $174,060               $174,400
   Interest-bearing deposits          $28,956                $28,956
   Noninterest-bearing deposits

The fair value estimates above do not include the benefit that results from the low- cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

Securities sold under repurchase agreements and short-term borrowings:

The carrying amounts for securities sold under repurchase agreements and short-term borrowings approximate fair value.

Commitments to extend credit, standby letters of credit and financial guarantees written:

There is no material difference between the notional amount and the estimated fair value of off-balance sheet items which total approximately $18,036,000 and $19,613,000 at December 31, 1997 and 1996, respectively, and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.

NOTE Q - PARENT COMPANY ONLY FINANCIAL STATEMENTS (UNAUDITED)
                                                          (IN THOUSANDS)
Condensed financial information for Penns Woods Bancorp, I      1997       1996

CONDENSED BALANCE SHEET, DECEMBER 31,
ASSETS:
Cash                                                            $255        $37
Investment in subsidiaries:
    Bank                                                      31,606     28,586
    Nonbank                                                   11,581      5,272
Deferred tax asset                                                26         12
Prepaid taxes                                                     79         55
                     Total assets                            $43,547    $33,962
LIABILITIES AND SHAREHOLDERS' EQUITY:
   Other liabilities                                             573        405
   Shareholders' equity                                       42,974     33,557
                     Total liabilities and
                     shareholders' equity                    $43,547    $33,962

[CAPTION]
                                                                     (IN THOUSANDS)
                                                                           1997       1996        1995
CONDENSED STATEMENT OF INCOME FOR
THE YEARS ENDED DECEMBER 31,
Operating income:
   Dividends from subsidiaries                                           $4,956     $1,707      $1,530
   Equity in undistributed net
     income of subsidiaries                                               2,777      3,727       2,581
Other income                                                                156          -           -
Operating expenses   Net income                                            (138)       (92)       (249)
                                                                         $7,751     $5,342      $3,862

[CAPTION]
                                                          (IN THOUSANDS)
CONDENSED STATEMENT OF CASH FLOWS                               1997       1996       1995
FOR THE YEARS ENDED DECEMBER 31,

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $7,751     $5,342     $3,862
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Equity in undistributed net income of
       subsidiaries                                           (2,777)    (3,727)    (2,581)
     Increase (decrease) in income taxes payable                   6         37        (72)
     Increase (decrease) in liabilities                            9          9         24
     Stock option compensation expense                             7         16          5
                     Net cash provided by
                     operating activities                      4,996      1,677      1,238
CASH FLOWS FROM INVESTING ACTIVITIES,
   Additional investment in subsidiaries                      (2,800)      (335)       (18)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                             (2,175)    (1,529)    (1,239)
   Proceeds from exercise of stock options                       197        118         66
                     Net cash
                     used in financing activities             (1,978)    (1,411)    (1,173)
NET INCREASE (DECREASE) IN CASH                                  218        (69)        47
CASH, BEGINNING OF YEAR                                           37        106         59
CASH, END OF YEAR                                               $255        $37       $106

CONDENSED STATEMENT OF CASH FLOWS SUPPLEMENTAL SCHEDULE
OF NONCASH INVESTING AND FINANCING ACTIVITY:


NOTE R - CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
[CAPTION]                          FOR THE THREE MONTHS ENDED
                                              MAR         JUN        SEPT       DEC
                                              31          31         31         31
1997                                               $5,111     $5,034     $5,129     $5,549
                                                    2,082      2,069      2,030      2,136
Interest income                                     3,029      2,965      3,099      3,413
Interest expense                                       60         60         40         60
Net interest income                                   276        291        292        325
Provision for loan losses                           1,176      1,149        970      1,361
Other income                                        1,776      1,749      1,847      2,012
Securities gains                                    2,645      2,596      2,474      3,027
Other expenses                                        699        703        688        901
Income before income tax provision                 $1,946     $1,893     $1,786     $2,126
Income tax provision                                $0.76      $0.74      $0.70      $0.83
Net income
Earnings per share                 FOR THE THREE MONTHS ENDED
                                              MAR         JUN        SEPT       DEC
                                              31          31         31         31
                                                   $4,782     $4,888     $5,049     $5,278
1996                                                1,970      1,978      2,057      2,074
Interest income                                     2,812      2,910      2,992      3,204
Interest expense                                       42         21         21         21
Net interest income                                   262        304        276        274
Provision for loan losses                              36        255        397        657
Other income                                        1,760      1,748      1,750      1,709
Securities gains                                    1,308      1,700      1,894      2,405
Other expenses                                        326        434        536        669
Income before income tax provision                   $982     $1,266     $1,358     $1,736
Income tax provision                                $0.39      $0.50      $0.53      $0.68
Net income
Earnings per share

     The Registrant's Consolidated Financial Statements and notes thereto contained in the Annual Report (at page 10 thereto)are incorporated in their entirety by reference under this
Item 8.
     The Registrant does not meet both of the tests under Item
302(a)(5) of Regulation S-K, and therefore, is not required to provide supplementary financial data.

SCHEDULE 1
PENNS WOODS BANCORP, INC.
INDEBTEDNESS OF RELATED PARTIES
                      Column A                             Column B      Column C    Column D          Column E
                                                                                     Deductions
                                                           Beginning                            Charge-  Ending
                     Name of Debtor                         Balance      Additions  Payments      offs  Balance
1997                 8 directors, 15 affiliated interests,
                     and 3 officers                         $2,014       $900       $818          $0    $2,096
1996                 8 directors, 10 affiliated interests,
                       and 3 officers                       $1,781     $1,009       $776          $0    $2,014
1995                 6 directors, 7 affiliated interests,
                       and 3 officers                          1,272        652        143           0     1,781

ITEM  9    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None

PART III
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT Information appearing in the Proxy Statement under the caption "Election of Directors" is incorporated herein by
reference.   (a) Identification of directors.  The information
appearing under the caption "Election of Directors" in the Company's Proxy Statement dated March 10, 1998 (at page 5 thereto) is incorporated herein by reference.
ITEM 11    EXECUTIVE COMPENSATION
Information appearing under the caption "Executive
Compensation" in the Company's Proxy Statement (at page 6 thereto) is incorporated herein by reference.
ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT
     The information appearing under the caption "Principal Beneficial Owners of the Corporation's Common Stock" in the Company's Proxy Statement (at page 3 thereto) is incorporated herein by reference.
ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
CERTAIN TRANSACTIONS
     There have been no material transactions between the Corporation and the Bank, nor any material transactions proposed, with any Director or executive officer of the Corporation and the Bank, or any associate of the foregoing persons. The Corporation and the Bank have had, and intend to continue to have, banking and financial transactions in the ordinary course of business with Directors and Officers of the Corporation and the Bank and their associates on comparable terms and with similar interest rates as those prevailing from time to time for other customers of the Corporation and the Bank.
     Total loans outstanding from the Bank at December 31, 1997 to the Corporation's and the Bank's Officers and Directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $2,096,000 or approximately 6.63% of the total equity capital of the Bank. Loans to such persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features.
     See also the information appearing in footnote L to the Consolidated Financial Statements included elsewhere in the Annual Report.

PART IV
ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K

(a) Financial Statements
     1. The following consolidated financial statements and reports arReport of Independent Certified Public Accountants
                     Consolidated Balance Sheet
                     Consolidated Statement of Income
                     Consolidated Statement of Changes in Shareholders' Equity Consolidated Statement of Cash Flows
                     Notes to the Consolidated Financial Statements

     2.  The following  schedules are submitted herewith:
                     I.  Indebtedness of Related Parties
(b) Reports on Form 8-K
      No reports were required to be filed on Form 8-K during 1997.

     The schedules not included are omitted because the required matter or conditions are not present, the data is insignificant or the required information is submitted as part of the consolidated financial statements and notes thereto.

(c) Exhibits:

     (3) (i) Articles of Incorporation of the Registrant, as presently in effect (incorporated herein by reference to Exhibit B to Amendment No. 2 of Form 10 filed on February 3, 1989).
     (3) (ii) Bylaws of the Registrant as presently in effect
               (incorporated herein by reference to Exhibit C to Amendment No. 2 of Form 10 filed on February 3, 1989).
     (4)      Dissenting Shareholders' Rights presently in effect
               (incorporated herein by reference to Exhibit D to Amendment
               No. 2 of Form 10 filed on February 3, 1989).
     (13)      Annual Report to Shareholders
     (22)      Subsidiaries of the Registrant (incorporated  herein by
                 reference to Exhibit F to Amendment No. 2 of Form 10 filed on February 3, 1989).
     (24)      Consent of Independent Certified Public Accountants
     (28)      Proxy

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,
thereunto duly authorized.         PENNS WOODS BANCORP, INC.
                                   BY:  THEODORE H. REICH
March 10, 1998                     President



     Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                                          March  10, 1998

Theodore H. Reich, President and Director
/s/Theodore H. Reich
                                                          March  10, 1998

Sonya E. Hartranft, Principal Accounting Officer &
Principal Financial Officer
/s/Sonya E. Hartranft
                                                          March  10, 1998

Phillip H. Bower, Director
/s/ Phillip H. Bower
                                                          March  10, 1998

Lynn S. Bowes, Director
/s/Lynn S. Bowes
                                                          March  10, 1998

William S. Frazier, Director
/s/William S. Frazier
                                                          March  10, 1998

James M. Furey II, Director
/s/James M. Furey, II
                                                          March  10, 1998

Allan W. Lugg, Director
/s/Allan W. Lugg
                                                          March  10, 1998

Jay H. McCormick, Director
/s/Jay H. McCormick
                                                          March  10, 1998

R. Edward Nestlerode, Jr., Director
/s/R. Edward Nestlerode, Jr.
                                                          March  10, 1998

James E. Plummer, Director
/s/James E. Plummer
                                                          March  10, 1998

Howard M. Thompson, Director
/s/Howard M. Thompson
                                                          March  10, 1998

William F. Williams, Jr., Director
/s/Williams F. Williams, Jr.


This statement has not been reviewed or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

EXHIBIT INDEX
     (3) (i) Articles of Incorporation of the Registrant, as presently in effect (incorporated herein by reference to Exhibit B to Amendment No. 2 of Form 10 filed on February 3, 1989).
     (3) (ii) Bylaws of the Registrant as presently in effect
               (incorporated herein by reference to Exhibit C to Amendment No. 2 of Form 10 filed on February 3, 1989).
     (4)      Dissenting Shareholders' Rights presently in effect
               (incorporated herein by reference to Exhibit D to Amendment
               No. 2 of Form 10 filed on February 3, 1989).
     (13)      Annual Report to Shareholders
     (22)      Subsidiaries of the Registrant (incorporated  herein by
                 reference to Exhibit F to Amendment No. 2 of Form 10 filed on February 3, 1989).
     (24)      Consent of Independent Certified Public Accountants
     (28)      Proxy