Form 10-Q
period 1998-03-31
PENNS WOODS BANCORP INC
filed 1998-05-15
CIK 716605

secQ398
FORM 10-Q QUARTERLY REPORT

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



 FORM 10-Q

QUARTERLY REPORT UNDER SECTION 10
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1998      Commission file number
                                      0-17077



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

                                    YES [  X  ]              NO[     ]


On March 31, 1998 there were 2,565,958 shares of the Registrant's common stock outstanding.

PART  I  FINANCIAL STATEMENTS

                                      PENNS WOODS BANCORP, INC.
                                      CONSOLIDATED BALANCE SHEET
                                      AT DATES INDICATED

                                         March 31,      December 31,
                                            1998            1997
                                      --------------------------------
                                       (IN THOUSANDS)
ASSETS:
  Cash and due from banks                      $8,937         $12,557
  Securities available-for-sale                74,648          75,400
 Securities held-to-maturity                    3,440           3,234
  Loans, net of unearned discount             190,679         187,567
  Allowance for loan losses                    (2,418)         (2,414)

            Loans, net                        188,261         185,153

  Bank premises and equipment, net              3,683           3,835
  Foreclosed assets held for sale                   0              35
  Accrued interest receivable                   1,549           1,708
  Other assets                                  2,747           2,066
                                      --------------------------------
            TOTAL ASSETS                     $283,265        $283,988
                                      ================================

LIABILITIES:
  Demand Deposits                             $33,064         $35,811
  Interest-bearing demand deposits             39,241          38,499
  Savings deposits                             44,488          43,399
  Time deposits                               103,695         102,827
                                      --------------------------------
            Total deposits                   $220,488        $220,536

  Federal funds purchased                       1,800           6,980
  Securities sold under repurchase agr         10,821           8,580
  Accrued interest payable                        799             907
  Other Liabilities                             4,631           4,011
            Total liabilities         --------------------------------
                                             $238,539        $241,014
                                      --------------------------------
SHAREHOLDERS' EQUITY:
 Common stock, par value $10 per share,
        10,000,000 shares authorized          $25,660         $12,828
 Stock dividend distributable                       0          12,828
 Additional paid-in capital                     4,720           4,712
 Retained earnings                              7,832           6,621
 Accumulated other comprehensive income         6,514           5,985
                                      --------------------------------
                                              $44,726         $42,974
            Total shareholders' equity--------------------------------

            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY             $283,265        $283,988
                                      ================================

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIODS  INDICATED


                                        THREE MONTHS    THREE MONTHS      QUARTER         QUARTER
                                           ENDED           ENDED           ENDED           ENDED
                                       March 31, 1998  March 31, 1997  March 31, 1998  March 31, 1997
                                      ----------------------------------------------------------------
                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans                   $4,302          $3,819          $4,302          $3,819
  Interest and dividends on investment----------------------------------------------------------------
            Taxable interest                      645             724             645             724
            Nontaxable interest                   214             437             214             437
            Dividends                             194             131             194             131
                                      ----------------------------------------------------------------
            Total interest and dividends
            on investments                      1,053           1,292           1,053           1,292
                                      ----------------------------------------------------------------
            Total interest income               5,355           5,111           5,355           5,111
                                      ----------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                          1,960           1,885           1,960           1,885
  Interest on Federal funds purchased              55              99              55              99
  Interest on securities sold under
     repurchase agreements                        118              98             118              98
  Interest on other borrowings                      0               0               0               0
                                      ----------------------------------------------------------------
            Total interest expense              2,133           2,082           2,133           2,082
                                      ----------------------------------------------------------------
  Net interest income                           3,222           3,029           3,222           3,029
  Provision for loan losses                        75              60              75              60
                                      ----------------------------------------------------------------
  Net interest income after provision for
  loan losses                                   3,147           2,969           3,147           2,969
                                      ----------------------------------------------------------------
OTHER OPERATING INCOME:
  Service charges                                 255             201             255             201
  Securities gains                                609           1,176             609           1,176
  Other income                                     73              75              73              75
                                      ----------------------------------------------------------------
          Total other operating income            937           1,452             937           1,452
                                      ----------------------------------------------------------------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                  971             948             971             948
  Occupancy expense, net                          133             121             133             121
  Furniture and equipment expense                 158             149             158             149
  Other expenses                                  561             558             561             558
                                      ----------------------------------------------------------------
         Total other operating expenses         1,823           1,776           1,823           1,776
                                      ----------------------------------------------------------------
INCOME BEFORE TAXES                             2,261           2,645           2,261           2,645
INCOME TAX PROVISION                              589             699             589             699
                                      ----------------------------------------------------------------
NET INCOME                                     $1,672          $1,946          $1,672          $1,946
                                      ================================================================
EARNINGS PER SHARE - BASIC AND DILUTED           0.65            0.76            0.65            0.76
                                      ================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING         2,565,728       2,554,596       2,565,728       2,554,596
                                      ================================================================


PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE PERIODS INDICATED

                                                         MARCH 31,       MARCH 31,
                                                            1998            1997
                                                      --------------------------------
                                                       (IN THOUSANDS)
NET INCOME                                                     $1,672          $1,946
                                                      --------------------------------
OTHER COMPREHENSIVE INCOME (LOSS),
   Unrealized gains on securities:
      Gains (losses) arising during the quarter                 1,138             602
      Reclassification adjustment for gains included
        in net income                                            (609)         (1,176)
                                                      --------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX                     529            (574)

INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE
     INCOME (LOSS)                                                180            (195)
                                                      --------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                     349            (379)
                                                      --------------------------------
COMPREHENSIVE INCOME                                           $2,021          $1,567
                                                      ================================

PENNS WOODS BANCORP, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE QUARTERS ENDING MARCH 31, 1998 AND MARCH 31, 1997

Note :
During the first quarter of 1998, Penns Woods Bancorp, Inc. adopted FASB Statement no. 130, Reporting Comprehensive Income. Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

At quarterend March 31, 1998 and March 31, 1997, securities classified as available-for-sale were held, which had unrealized gains/(losses) of $529,000 and ($574,000) before tax, respectively. The tax (expense)/ benefit for each period was ($180,000) and $195,000, resepctively, resulting in other comprehensive income/loss of $349,000 for the quarter ended March 31, 1998 and ($379,000) for the quarter ended March 31, 1997.

   PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE  THREE  MONTHS ENDED MARCH 31, 1998

(IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                         UNREALIZED
                                                                                                          APPREC.
                            COMMON                         STOCK        ADDITIONAL                      (DEPREC.) ON       TOTAL
                             STOCK                        DIVIDEND        PAID-IN        RETAINED      SECURITIES    SHAREHOLDERS'
                             SHARES        AMOUNT      DISTRIBUTABLE      CAPITAL        EARNINGS    AVAIL.-FOR-SALE     EQUITY
                          --------------------------------------------------------------------------------------------------------
Balance, December 31, 1997  1,282,779   $12,828         $12,828          $4,712          $6,621          $5,985        $42,974

Net income for the three months
    ended March 31, 1998                                                                  1,672                          1,672
Stock split effected in the form
  of a 100% stock dividend  1,282,779    12,828         (12,828)
Dividends declared, $0.18                                                                 (461)                          (461)
Net change in unrealized
     appreciation (depreciation)                                                                            529            529
Stock options exercised           400         4                               8                                             12
                          ---------------------------------------------------------------------------------------------------
Balance, March 31, 1998     2,565,958   $25,660              $0          $4,720          $7,832          $6,514        $44,726
                          ===================================================================================================



PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT
OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 1998 AND MARCH 31, 1997

                                                            MARCH 31,       MARCH 31,
                                                              1998            1997
                                                      --------------------------------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                   $1,672          $1,946
  Adjustments to reconcile net income to net cash
  provided by operating activities
      Depreciation                                                 94              99
      Provision for loan losses                                    75              60
      Amortization of investment security premiums                 14               6
      Accretion of investment security discounts                  (23)            (39)
      Securities gains, net                                      (609)         (1,176)
      Gain on sale of foreclosed assets                           (12)            (26)
      Decrease in all other assets                               (518)            (73)
      Increase in all other liabilities                           239             612
                                                      --------------------------------
              Net cash provided by operating activies             932           1,409
                                                      --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available-for-sale                    (4,884)        (14,877)
  Proceeds from sale of securities available-for-sale           5,060          14,384
  Proceeds from the sale of foreclosed assets                      47              53
  Purchase of securities held-to-maturity                        (224)              0
  Proceeds from calls and maturities of securities hel          1,013              26
  Proceeds from calls and maturities of securities ava          1,000               0
  Net increase in loans                                        (3,183)           (845)
  Acquisition of bank premises and equipment                       57             (99)
                                                      --------------------------------
   Net cash (used in) provided by investing activities         (1,114)         (1,358)
                                                      --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                     2,698           7,344
  Net  (decrease) increase in noninterest-bearing deposits     (2,747)          1,650
  Net increase  in sec. sold under repurch. agree.              2,242           6,153
  (Decrease)  in other borrowed funds                          (5,180)        (14,490)
  Dividends paid                                                 (462)           (319)
  Stock options exercised                                          11               0
                                                      --------------------------------
   Net cash (used in) provided by financing activities         (3,438)            338
                                                      --------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (3,620)            389
CASH AND CASH EQUIVALENTS, BEGINNING                           12,557           8,014
                                                      --------------------------------
CASH AND CASH EQUIVALENTS, ENDING                              $8,937          $8,403
                                                      ================================



      The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for the fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1997.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      EARNINGS SUMMARY

         Interest Income

            For the three months ended March 31, 1998, total interest income increased by $244,000 or 4.77% compared to the same period in 1997.
            This increase is due to an increase of $483,000 in interest and fees on loans and a decrease in total interest and dividends on investments of $239,000.

            The increase in interest and fees on
            loans of $244,000 was primarily due to
            an increase in the loan volume during the first three months, ended March 31, 1998 of $3,112,000, and also due to loan fees and late charges collected. Interest and dividends on investments decreased due to the net effect of a $79,000 decrease in taxable interest, a $223,000 decrease in nontaxable interest and an increase in dividend income of $63,000.

         Interest Expense

            For the three months ended March 31, 1998 total interest expense increased $51,000 or 2.45% over the same period in 1997. The increase in interest expense can be attributed to the interest paid on time deposits, due to the increase in volume of such deposits. In addition, there was an increase in the amount of interest paid on securities sold under repurchase agreements due to the increase in volume of these accounts.

         Provision for Loan Losses

            The provision for losses for the three
            months ended March 31, 1998  increased
            $15,000 from the corresponding period in 1997. This increase reflects an anticipated rise in consumer loan losses throughout the remainder of the year.

            As of the first quarter of 1998, charge offs exceeded recoveries by $70,000 compared to the first quarter of 1997 when recoveries exceeded charge offs by $6,000. Provisions to date total $75,000 as compared to provisions through March 31, 1997 of $60,000.

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

            The ratio of non-accruing loans and those
            accruing but delinquent more than 90 days
            (collectively called "non-performing"
            loans) to the allowance for loan losses
            stood at .41 times at March 31, 1998 a slight
            decrease  in coverage from the .40 times at
            December 31, 1997.   The increase in
            non-performing loans occurred mainly in the commercial loan portfolio. Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.


         Other Operating Income

            Other operating income for the three months ended March 31, 1998 decreased $515,000.
            This decrease is due to the net effect of an increase in service charges collected of $54,000, a decrease in securities gains realized of $567,000 and a slight decrease in other income of $2,000.

            The increase in service charges  was
            a result of an increase in service charges collected on deposit accounts.
            The overall decrease in other operating
            income was primarily due to
            the decrease in securities gains recognized of $567,000. Realized gains were on sales of bonds that were sold in effort to better match the Bank's rate-sensitive assets and rate-sensitive liabilities given the current economic conditions. In addition, gains were realized on partial sales of equity securities that have been in the portfolio long-term that had reached what management had determined to be their maximum potential.

         Other Operating Expense

            For the three months ended March 31, 1998
            total other operating expenses increased $47,000 over the same period in 1997.

            Employee salaries and benefits
            increased $23,000 as a result of increases in salary levels and the hiring of additional employees.

            Occupancy expense increased $12,000 and
            furniture and equipment expense increased
            $9,000.  The  increase in occupancy
            expense can be partially attributed to the opening of the Bank's Mortgage/Loan Center that was opened in State College, Pennsylvania on July 7, 1997. In addition, there was an increase in the amount of maintenance an repairs expense incurred during the first quarter of 1998 compared to the first quarter of 1997.

            The $9,000 increase in furniture and
            equipment expense can be attributed mainly to an increase in lease expense associated with the upgrading of the Bank's computer system.

            Expenses included under the other expenses heading are such items as: advertising, postage, maintenance, FDIC, other insurance,
            Pennsylvania State shares tax,
            legal and professional fees, telephone,
            printing and supplies and other general and administrative expenses. An overall decrease in other expenses totalled $3,000.

         Provision for Income Taxes

            Provision for income taxes for the three months ended March 31, 1998 resulted in an effective income tax rate of 26.05% compared to 26.43% for the corresponding period in 1997. The decrease noted is primarily a result of the decrease in the amount of security gains included in taxable income.


         ASSET/LIABILITY MANAGEMENT

         Assets

           At March 31, 1998, cash, federal funds sold, and investment securities totalled
           $87,025,000, or a net decrease of $4,166,000
           over the corresponding balance at December
           31, 1997. Investment securities and cash decreased by $546,000 and $3,620,000, respectively. During this period, net loans increased by $3,108,000 to $188,261,000.

          The decrease in investment securities from December 31, 1997 to March 31, 1998 can be attributed to the net effect of various purchases and sales of investments during the first three months with the main transactions being in equity securities.

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

          The allowance for loan losses totalled
          $2,418,000 at March 31, 1998, a slight increase of $4,000 over the balance at December 31, 1997. For the three months ended March 31, 1998, the provision for loan losses totalled
          $75,000.  As a percent of loans, the
          allowance for loan losses at March 31, 1998 totalled 1.27% versus 1.29% at December 31,
          1997.

          Loans accounted for on a non-accrual basis totalled $650,000 and $552,000 at March
          31, 1998 and December 31, 1997 respectively.

          Accruing loans, contractually delinquent 90
          days or more were $335,000 at March 31, 1998 and $409,000 at December 31, 1997.
          These loans are predominately secured by first lien mortgages on residential real estate where appraisal values mitigate any potential loss of interest and principal.
          The ratio of non-accruing loans and those accruing but delinquent more than 90 days to the allowance for loan losses stood at .41 times at March 31, 1998 and .40 times at December 31, 1997. Presently the portfolio has no loans that meet the definition of "trouble debt restructurings" under FAS 15.

           A watch list of potential problem loans is maintained and updated quarterly by an internal credit review committee. At this time there are no credits of substance that have the potential to become more than 90 days delinquent.

           The Bank has not had nor presently has any foreign outstandings. In addition, no known concentrations of credit presently exist.

           At March 31, 1998 the balance of other real estate was $0 compared to $35,000 at December 31, 1997. The property that was being held in the account on December 31, 1997 was sold in February, 1998.


         Deposits

           At March 31, 1998 total deposits amounted to $220,488,000 representing a decrease of
           $48,000 or a .02% decrease from total
           deposits at December 31, 1997.

         Other Liabilities

           At March 31, 1998, other liabilities
           totalled $4,631,000 or a $620,000 increase over the balance at December 31, 1997. This increase is primarily due to an increase in accrued taxes and accrued expenses.


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

           At March 31, 1998, regulatory capital to total assets was 15.79% compared to 15.13% at December 31, 1997. Primary capital to total assets at March 31, 1998 was 16.64% compared to 15.98% at December 31, 1997.

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

           Capital is being maintained in compliance with risk-based capital guidelines.
           The Company's Tier 1 Capital to total risk weighted assets ratio is 21.11% and the total capital ratio to total risk weighted assets ratio is 22.36%.

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

            5.  Investments to Total Deposits, 50% maximum

            6.  Total Liquid Assets to Total Assets, 25% minimum

            7.  Total Liquid Assets to Total Liabilities, 25% minimum

            8.  Volatility Liability Dependence Ratio, 10% maximum


        The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totalling $8,000,000 from correspondent banks. In addition, the Bank has an agreement with the Federal
        Home Loan Bank of Pittsburgh that enables the Bank to receive advances up to $86,732,000 for terms of 1 to 120 days under the Federal Home Loan Bank's
         "Repo Plus" credit program.

         All of the funding mentioned is available to the Bank, should the need for short-term funds arise.

        The following table sets forth the Bank's interest rate sensitivity as of March 31, 1998:

                                         AFTER ONE       AFTER TWO         AFTER
                            WITHIN       BUT WITHIN      BUT WITHIN         FIVE
                            ONE YEAR      TWO YEARS      FIVE YEARS        YEARS

Earning assets: (1) (2)
  Investment securities (1)  $ 10,664         $11,417         $25,439         $20,822

   Loans (2)                   74,901          24,119          74,100          17,562
                          ------------------------------------------------------------
Total earning assets           85,565          35,536          99,539          38,384


   Deposits (3)                96,526          23,791          53,468          13,638
   Borrowings                   7,504             250           4,867               0
                          ------------------------------------------------------------
Total interest bearing
  liabilities                 104,030          24,041          58,335          13,638

Net non-interest bearing
   funding (4)                 10,262           7,838          19,149          21,731
                          ------------------------------------------------------------
Total net funding sources     114,292          31,879          77,484          35,369

Excess assets (liabilities)   (28,727)          3,657          22,055           3,015
Cumulative excess
   assets (liabilities)       (28,727)        (25,070)         (3,015)              0

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

       In this analysis the company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOW's, savings accounts, and the MMDA accounts will be adjusted by 50% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in its balance sheet. Below are the results of this rate shock analysis as of March 31, 1998.

                                      Net Interest Income
            Change in Rates           Change (After tax)
                 -200                        $338
                 -100                        $187
                 +100                       ($215)
                 +200                       ($436)

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

     Inflation

        The asset and liability structure of a financial insitution is primarily monetary in nature, therefore, interest rates rather than inflation have a more significant impact on the Corporation's performance. Interest rates are not always affected in the same direction or magnitude as prices of other goods and services, but are reflective of fiscal policy initiatives or economic factors which are not measured by a price index.


      Year 2000 Compliance; Management Information Systems

        The Bank utilizes software and related computer technologies essential to its operations that will be effected by the Year 2000 issue. In 1997, the Bank established a year
        2000 compliance committee to address the risks of the critical internal bank systems as well as external systems provided by third parties. A comprehensive plan was developed detailing the sequence of events and actions to be taken as the Year 2000 approaches.
        The year 2000 compliance expense and related potential effect on the Company's earnings cannot be determined by management at the present time.

     CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE
     SECURITIES LITIGATION REFORM ACT OF 1995

       This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. Penns Woods Bancorp, Inc. and its subsidiaries (the "Company") wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herin: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable;
       (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standars Board, or of changes in the Company's organization, compensation and benefit plans;
       (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.


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

Item 6.  Exhibits and reports on Form 8-K.

     a.  Exhibits:

Number      Description
--------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule


     b.  Reports: No reports on Form 8-K were filed in the first quarter of 1998.



 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
  (Registrant)


Date:       May 15, 1998
                                      ----------------------------------
                                      Ronald A. Walko, Sr. Vice President

Date:       May 15, 1998
                                      ----------------------------------
                                      Sonya E. Hartranft, Secretary


            Description
--------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule

 EXHIBIT 11


STATEMENT OF COMPUTATION OF EARNING PER SHARE
FOR THE PERIOD ENDED 3/31/98

                                            LESS          FRACTION
                SHARES                   FRACTIONAL          OF           WEIGHTED
DATE         OUTSTANDING  RESTATEMENT      SHARES           YEAR           SHARES
--------------------------------------------------------------------------------------
1/01/98-1/14    1,282,779           2        -                  14/90         399,087
1/15/98-2/25    2,565,598      -             -                  42/90       1,197,279
2/26/98-3/31    2,565,958      -             -                  34/90         969,362

  WEIGHTED SHARES OUTSTANDING  3/31/98                                      2,565,728
                                                                      ================


NET INCOME 3/31/98                         $1,672,000
WEIGHTED SHARES OUTSTANDING  3/31/98        2,565,728
EARNINGS PER SHARE 3/31/98 - BASIC                                              $0.65
                                                                      ================

NET INCOME 3/31/98                         $1,672,000

WEIGHTED SHARES OUTSTANDING 3/31/98         2,565,728
DILUTIVE EFFECT OF STOCK OPTIONS 3/31/         14,813
                                            2,580,541
EARNINGS PER SHARE 3/31/98 - DILUTED                                            $0.65
                                                                      ================