Form 10-Q
period 1998-06-30
PENNS WOODS BANCORP INC
filed 1998-08-14
CIK 716605

secQ698
FORM 10-Q QUARTERLY REPORT

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



 FORM 10-Q

QUARTERLY REPORT UNDER SECTION 10
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30 , 1998        Commission file number
                                       0-17077



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

                                    YES [  X  ]              NO[     ]


On June 30, 1998 there were 2,569,558 shares of the Registrant's common stock outstanding.

PART  I  FINANCIAL STATEMENTS

                                       PENNS WOODS BANCORP, INC.
                                       CONSOLIDATED BALANCE SHEET
                                       AT DATES INDICATED

                                           June 30,      December 31,
                                             1998            1997
                                       --------------------------------
                                        (IN THOUSANDS)
ASSETS:
  Cash and due from banks                       $8,546         $12,557
  Investment securities available-for-s         93,452          75,400
  Investment securities held-to-maturit          3,055           3,234
  Loans, net of unearned discount              194,883         187,567
  Allowance for loan and lease losses           (2,436)         (2,414)

            Loans, net                         192,447         185,153

  Bank premises and equipment, net               3,834           3,835
  Foreclosed assets held for sale                    0              35
  Accrued interest receivable                    1,751           1,708
  Other assets                                   4,169           2,066
                                       --------------------------------
            TOTAL ASSETS                      $307,254        $283,988
                                       ================================

LIABILITIES:
  Demand Deposits                              $34,609         $35,811
  Interest-bearing demand deposits              38,329          38,499
  Savings deposits                              44,715          43,399
  Time deposits                                104,806         102,827
                                       --------------------------------
            Total deposits                    $222,459        $220,536

  Federal funds purchased                        2,610           6,980
  Securities sold under repurchase agre         10,954           8,580
  Accrued interest payable                         965             907
  Other Liabilities                              4,944           4,011
   Long-term borrowings                         20,000               0
            Total liabilities          --------------------------------
                                              $261,932        $241,014
                                       --------------------------------
SHAREHOLDERS' EQUITY:
  Common stock, par value $10 per share,
            10,000,000 shares authorize        $25,696         $12,828
Stock dividend distributable                         0          12,828
 Additional paid-in capital                      4,707           4,712
 Retained earnings                               8,859           6,621
Accumulated other comprehensive income           6,060           5,985
                                       --------------------------------
            Total shareholders' equity         $45,322         $42,974
                                       --------------------------------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY              $307,254        $283,988
                                       ================================

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIODS  INDICATED


                                          SIX MONTHS      SIX MONTHS       QUARTER         QUARTER
                                            ENDED           ENDED           ENDED           ENDED
                                        June 30, 1998   June 30, 1997   June 30, 1998   June 30, 1997
                                       ----------------------------------------------------------------
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans                    $8,795          $7,684          $4,493          $3,865
  Interest and dividends on investments----------------------------------------------------------------
            Taxable interest                     1,368           1,408             723             684
            Nontaxable interest                    456             748             242             311
            Dividends                              338             253             144             122
                                       ----------------------------------------------------------------
            Total interest and dividends
            on investments                       2,162           2,409           1,109           1,117
            Interest on Federal funds s              0              52               0              52
                                       ----------------------------------------------------------------
            Total interest income               10,957          10,145           5,602           5,034
                                       ----------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                           3,953           3,826           1,993           1,941
  Interest on Federal funds purchased               96             100              41               1
  Interest on securities sold under
     repurchase agreements                         247             225             129             127
  Interest on other borrowings                     156               0             156               0
                                       ----------------------------------------------------------------
            Total interest expense               4,452           4,151           2,319           2,069
                                       ----------------------------------------------------------------
  Net interest income                            6,505           5,994           3,283           2,965
  Provision for loan losses                        150             120              75              60
                                       ----------------------------------------------------------------
  Net interest income after provision for
  loan losses                                    6,355           5,874           3,208           2,905
                                       ----------------------------------------------------------------
OTHER OPERATING INCOME:
  Service charges                                  514             415             259             214
  Securities gains                                 843           2,325             234           1,149
  Other income                                     109             152              36              77
                                       ----------------------------------------------------------------
            Total other operating incom          1,466           2,892             529           1,440
                                       ----------------------------------------------------------------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                 1,968           1,896             997             948
  Occupancy expense, net                           260             243             127             122
  Furniture and equipment expense                  298             342             140             193
  Other expenses                                 1,105           1,044             544             486
                                       ----------------------------------------------------------------
            Total other operating expen          3,631           3,525           1,808           1,749
                                       ----------------------------------------------------------------
INCOME BEFORE TAXES                              4,190           5,241           1,929           2,596
INCOME TAX PROVISION                             1,028           1,402             439             703
                                       ----------------------------------------------------------------
NET INCOME                                      $3,162          $3,839          $1,490          $1,893
                                       ================================================================
EARNINGS PER SHARE - BASIC AND DILUTED            1.23            1.50            0.65            0.76
                                       ================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING          2,566,381       2,554,999       2,566,381       2,554,999
                                       ================================================================


PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE PERIODS INDICATED

                                                           JUNE 30,        JUNE 30,
                                                             1998            1997
                                                       --------------------------------
                                                        (IN THOUSANDS)
NET INCOME                                                      $3,162          $3,839
                                                       --------------------------------
OTHER COMPREHENSIVE INCOME,
   Unrealized gains on securities:
      Gains arising during the quarter                             918           2,906
      Reclassification adjustment for gains included in           (843)         (2,325)
                                                       --------------------------------
OTHER COMPREHENSIVE INCOME, BEFORE TAX                              75             581

INCOME TAX EXPENSE RELATED TO OTHER COMPREHENSIVE
     INCOME                                                         26             198
                                                       --------------------------------
OTHER COMPREHENSIVE INCOME, NET OF TAX                              49             383
                                                       --------------------------------
COMPREHENSIVE INCOME                                            $3,211          $4,222
                                                       ================================

PENNS WOODS BANCORP, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE QUARTERS ENDING JUNE 30, 1998 AND JUNE 30, 1997

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

At quarterend June 30, 1998 and June 30, 1997, securities classified as available-for-sale were held, which had unrealized gains of $75,000 and $581,000 before tax, respectively. The tax expense for each period was $26,000 and $198,000, resepctively, resulting in other comprehensive income of $49,000 for the quarter ended June 30, 1998 and $383,000 for the quarter ended June 30, 1997.

   PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE  SIX  MONTHS ENDED JUNE 30, 1998

(IN THOUSANDS EXCEPT SHARE DATA)

                                                                                            UNREALIZED
                                                                                            APPREC.
                             COMMON                     STOCK      ADDITIONAL               (DEPREC.) ON       TOTAL
                              STOCK                   DIVIDEND      PAID-IN     RETAINED    SECURITIES       SHAREHOLDERS'
                             SHARES       AMOUNT    DISTRIBUTABLE   CAPITAL     EARNINGS    AVAIL.-FOR-SALE    EQUITY
                          ------------------------------------------------------------------------------------------------
Balance, December 31, 1997   1,282,779    $12,828     $12,828      $4,712        $6,621      $5,985          $42,974

Net income for the six months
    ended June 30, 1998                                                           3,162                        3,162
Stock split effected in the form
   of a 100% stock dividend  1,282,779     12,828     (12,828)                                                     0
Dividends declared, $0.36                                                          (924)                        (924)
Net change in unrealized
     appreciation (depreciation)                                                                   75             75
Stock options exercised          4,000         40                      (5)                                        35
                          ------------------------------------------------------------------------------------------
Balance, June 30, 1998       2,569,558    $25,696          $0      $4,707        $8,859        $6,060        $45,322
                          ==========================================================================================


PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT
OF CASH FLOWS
FOR THE QUARTERS ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                                          JUNE 30,         JUNE 30,
                                                             1998            1997
                                                       --------------------------------
                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                    $3,162          $3,839
  Adjustments to reconcile net income to net cash
  provided by operating activities
      Depreciation                                                 175             268
      Provision for loan losses                                    150             120
      Amortization of investment security premiums                  30              11
      Accretion of investment security discounts                   (43)            (65)
      Securities gains, net                                       (843)         (2,325)
      Gain on sale of foreclosed assets                            (12)            (27)
      Increase in all other assets                              (2,153)         (1,792)
      Increase in all other liabilities                            955           1,296
                                                       --------------------------------
                 Net cash provided by operating activit          1,421           1,325
                                                       --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available-for-sale                    (31,480)        (31,962)
  Proceeds from sale of securities available-for-sale           12,167          48,180
  Proceeds from the sale of foreclosed assets                       47             150
  Purchase of securities held-to-maturity                         (224)              0
  Proceeds from calls and maturities of securities held          2,398              28
  Proceeds from calls and maturities of securities avai            235             738
  Net increase in loans                                         (7,444)         (6,016)
  Acquisition of bank premises and equipment                      (174)           (237)
  Acquisition of foreclosed assets                                   0            (107)
                                                       --------------------------------
                 Net cash (used in)  provided by invest        (24,475)         10,774
                                                       --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                      3,124           6,043
  Net  (decrease) increase in noninterest-bearing depos         (1,202)          2,704
  Net increase  in sec. sold under repurch. agree.               2,375           2,572
  (Decrease)  in other borrowed funds                           (4,370)        (14,491)
   Net increase in long-term borrowings                         20,000               0
  Dividends paid                                                  (924)           (703)
  Stock options exercised                                           40              40
                                                       --------------------------------
                 Net cash (used in) provided by financi         19,043          (3,835)
                                                       --------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (4,011)          8,264
CASH AND CASH EQUIVALENTS, BEGINNING                            12,557           8,014
                                                       --------------------------------
CASH AND CASH EQUIVALENTS, ENDING                               $8,546         $16,278
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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      EARNINGS SUMMARY

         Interest Income

            For the six months ended June 30, 1998,
            total interest income increased by $812,000 or 8.00% compared to the same period in 1997. This increase is due to an increase of $1,111,000 in interest and fees on loans, a decrease in total interest and dividends on investments of $247,000 and a decrease in interest on Federal funds sold of $52,000.

            The increase in interest and fees on
            loans of $812,000 was primarily due to
            an increase in the loan volume during the first six months, ended June 30, 1998 of $7,316,000, and also due to loan fees and late charges collected. Interest and dividends on investments decreased due to the net effect of a $40,000 decrease in taxable interest, a $292,000 decrease in nontaxable interest and an increase in dividend income of $85,000.

         Interest Expense

            For the six months ended June 30, 1998
            total interest expense increased $301,000 or 7.25% over the same period in 1997. The increase in interest expense can be attributed to the interest paid on time deposits, due to the increase in volume of such deposits and an increase in the amount of interest paid on securities sold under repurchase agreements due to the increase in volume of these accounts. In addition, interest expense on other borrowings increased due to two, $10,000,000 advances from the Federal Home Loan Bank of Pittsburgh
            ("FHLB").

         Provision for Loan Losses

            The provision for losses for the six
            months ended June 30, 1998  increased
            $30,000 from the corresponding period in 1997. This increase reflects an anticipated rise in consumer loan losses throughout the remainder of the year.

            As of the second quarter of 1998, charge offs exceeded recoveries by $128,000 compared to the second quarter of 1997 when charge offs exceeded recoveries by $24,000. Provisions to date total $150,000 as compared to provisions through June 30, 1997 of $120,000.

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

            The ratio of non-accruing loans and those
            accruing but delinquent more than 90 days
            (collectively called "non-performing"
            loans) to the allowance for loan losses
            stood at .53 times at June 30, 1998 a
            decrease  in coverage from the .40 times at
            December 31, 1997.   The increase in
            non-performing loans occurred mainly in the mortgage loan portfolio. Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.


         Other Operating Income

            Other operating income for the six months ended June 30, 1998 decreased $1,426,000.
            This decrease is due to the net effect of an
             increase in service charges collected of
            $99,000, a decrease in securities gains
            realized of $1,482,000 and a slight decrease in other income of $43,000.

            The increase in service charges  was
            a result of an increase in service charges collected on deposit accounts.
            The overall decrease in other operating
             income was primarily due to
             the $1,482,000 decrease in securities gains
            recognized. Realized gains were on sales of bonds that were sold in effort to better match the Bank's rate-sensitive assets and rate-sensitive liabilities given the current economic conditions. In addition, gains were realized on partial sales of equity securities that have been in the portfolio long-term that had reached what management had determined to be their maximum potential.

         Other Operating Expense

            For the six months ended June 30, 1998
            total other operating expenses increased $106,000 over the same period in 1997.

            Employee salaries and benefits
            increased $72,000 as a result of increases in salary levels and the hiring of additional employees.

            Occupancy expense increased $17,000 and
             furniture and equipment expense decreased
             $44,000.  The  increase in occupancy
             expense can be partially attributed to the opening of the Bank's Mortgage/Loan Center that was opened in State College, Pennsylvania on July 7, 1997. In addition, there was an increase in the amount of maintenance and repairs expense incurred during the first six months of 1998 compared to the same period in 1997.

             The $44,000 decrease in furniture and
             equipment expense can be attributed mainly to a decrease in depreciation expense.

            Expenses included under the other expenses
            heading are such items as:  advertising, postage,
            maintenance, FDIC, other insurance,
            Pennsylvania State shares tax,
            legal and professional fees, telephone,
            printing and supplies and other general and
            administrative expenses.   An overall increase
            in other expenses totalled $61,000.

         Provision for Income Taxes

            Provision for income taxes for the six
            months ended June 30, 1998 resulted in an effective income tax rate of 24.53% compared to 26.75% for the corresponding period in 1997. The decrease noted is primarily a result of the decrease in the amount of security gains included in taxable income.


         ASSET/LIABILITY MANAGEMENT

         Assets

           At June 30, 1998, cash, federal funds sold, and investment securities totalled
           $105,053,000, or a net increase of $13,862,000
           over the corresponding balance at December
           31, 1997.  Investment securities increased
           $17,873,000 while cash decreased $4,011,000.
            During this period, net loans
           increased by $7,294,000 to $192,447,000.

          The increase in investment securities from December 31, 1997 to June 30, 1998 is primarily due to the purchases of Government securities and obligations of states and political subdivisions which were funded by long-term advances from FHLB.

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

           The allowance for loan losses totalled
           $2,436,000 at June 30, 1998, an increase of $22,000 over the balance at December 31, 1997. For the six months ended June 30, 1998, the provision for loan losses totalled
           $150,000.  As a percent of loans, the
           allowance for loan losses at June 30, 1998 totalled 1.25% versus 1.29% at December 31,
           1997.

           Loans accounted for on a non-accrual basis totalled $593,000 and $552,000 at June
           30, 1998 and December 31, 1997 respectively.

           Accruing loans, contractually delinquent 90
           days or more were $710,000 at June 30, 1998 and $409,000 at December 31, 1997.
           These loans are predominately secured by first lien mortgages on residential real estate where appraisal values mitigate any potential loss of interest and principal.
           The ratio of non-accruing loans and those accruing but delinquent more than 90 days to the allowance for loan losses stood at .53 times at June 30, 1998 and .40 times at December 31, 1997. Presently the portfolio has no loans that meet the definition of "trouble debt restructurings" under FAS 15.

           A watch list of potential problem loans is maintained and updated quarterly by an internal credit review committee. At this time there are no credits of substance that have the potential to become more than 90 days delinquent.

           The Bank has not had nor presently has any foreign outstandings. In addition, no known concentrations of credit presently exist.

           At June 30, 1998 the balance of other real estate was $0 compared to $35,000 at December 31, 1997. The property that was being held in the account on December 31, 1997 was sold in February, 1998.


         Deposits

           At June 30, 1998 total deposits amounted to $222,459,000 representing an increase of
           $1,923,000, or .87%, from total deposits at December 31, 1997.

         Other Liabilities

           At June 30, 1998, other liabilities
           totalled $4,944,000 or a $933,000 increase over the balance at December 31, 1997. This increase is primarily due to an increase in accrued taxes and accrued expenses.


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

           At June 30, 1998, regulatory capital to total assets was 14.75% compared to 15.13% at December 31, 1997. Primary capital to total assets at June 30, 1998 was 15.54% compared to 15.98% at December 31, 1997.

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

           Capital is being maintained in compliance with risk-based capital guidelines.
           The Company's Tier 1 Capital to total risk weighted assets ratio is 20.55% and the total capital ratio to total risk weighted assets ratio is 21.80%.

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

            4.  Investments to Total Assets, 40% maximum

            5.  Investments to Total Deposits, 50% maximum

            6.  Total Liquid Assets to Total Assets, 25% minimum

            7.  Total Liquid Assets to Total Liabilities, 25% minimum

            8.  Net Core Funding Dependence, 15% maximum


        The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totalling $8,000,000 from correspondent banks. In addition, the Bank has an agreement with the Federal
        Home Loan Bank of Pittsburgh that enables the Bank to receive advances up to $82,264,000 for terms of 1 to 120 days under the Federal Home Loan Bank's
         "Repo Plus" credit program.

         All of the funding mentioned is available to the Bank, should the need for short-term funds arise.

        The following table sets forth the Bank's interest rate sensitivity as of June 30, 1998:

                                          AFTER ONE       AFTER TWO         AFTER
                             WITHIN       BUT WITHIN      BUT WITHIN         FIVE
                            ONE YEAR      TWO  YEARS      FIVE YEARS        YEARS

Earning assets: (1) (2)
   Investment securities (1)   $10,744         $13,657         $28,446         $34,503

   Loans (2)                    74,271          24,353          78,421          17,836
                          -------------------------------------------------------------
Total earning assets            85,015          38,010         106,867          52,339


   Deposits (3)                 98,934          24,311          49,924          14,681
   Borrowings                    9,040               0          24,524               0
                          -------------------------------------------------------------
Total interest bearing
liabilities                    107,974          24,311          74,448          14,681

Net non-interest bearing
   funding (4)                  10,776           8,168          19,810          22,063
                          -------------------------------------------------------------
Total net funding sources      118,750          32,479          94,258          36,744

Excess assets (liabilities)    (33,735)          5,531          12,609          15,595
Cumulative excess
   assets (liabilities)        (33,735)        (28,204)        (15,595)              0

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

          In this analysis the company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOW's, savings accounts, and the MMDA accounts will be adjusted by 50% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in its balance sheet. Below are the results of this rate shock analysis as of June 30, 1998.

                                       Net Interest Income
            Change in Rates            Change (After tax)
                 -200                        $411
                 -100                        $232
                 +100                       ($274)
                 +200                       ($556)

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


          Year 2000 Compliance; Management Information Systems

          The Bank utilizes software and related computer technologies essential to its operations that will be effected by the Year 2000 issue. In 1997, the Bank established a year 2000 compliance committee to address the risks of the critical internal bank systems, as well as external systems provided by third parties. A comprehensive plan was developed detailing the sequence of events and actions to be taken as the Year 2000 approaches. The year 2000 compliance expense and related potential effect on the Company's earnings cannot be determined by management at the present time.

          CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE
          SECURITIES LITIGATION REFORM ACT OF 1995

          This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. Penns Woods Bancorp, Inc. and its subsidiaries (the "Company") wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herin: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.


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

Item 6.  Exhibits and reports on Form 8-K.

     a.  Exhibits:

Number      Description
--------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule


     b.  RepNo reports on Form 8-K were filed in the second quarter of 1998.



 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PENNS WOODS BANCORP, INC.
                                       (Registrant)


Date:       August 14, 1998
                                       --------------------------------
                                       Theodore H. Reich, President

Date:       August 14, 1998
                                       --------------------------------
                                       Sonya E. Hartranft, Secretary



            Description
--------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule

 EXHIBIT 11


STATEMENT OF COMPUTATION OF EARNING PER SHARE
FOR THE PERIOD ENDED 6/30/98

                                             LESS          FRACTION
                SHARES                    FRACTIONAL          OF           WEIGHTED
DATE         OUTSTANDING   RESTATEMENT      SHARES           YEAR           SHARES
---------------------------------------------------------------------------------------
1/01/98-1/14    1,282,779            2        -                 14/181       198,441.0
1/15/98-2/25    2,565,598       -             -                 42/181       595,332.1
2/26/98-6/03    2,565,958       -             -                 98/181     1,389,303.2
6/04/98-6/30    2,569,558       -             -                 27/181       383,304.2

  WEIGHTED SHARES OUTSTANDING  6/30/98                                       2,566,381
                                                                       ================


NET INCOME 6/30/98                          $3,161,920
WEIGHTED SHARES OUTSTANDING  6/30/98         2,566,381
EARNINGS PER SHARE 6/30/98 - BASIC                                               $1.23
                                                                       ================

NET INCOME 6/30/98                          $3,161,920

WEIGHTED SHARES OUTSTANDING 6/30/98          2,566,381
DILUTIVE EFFECT OF STOCK OPTIONS 6/30/9         12,222
                                             2,578,603
EARNINGS PER SHARE 6/30/98 - DILUTED                                             $1.23
                                                                       ================