Form 10-Q
period 1998-09-30
PENNS WOODS BANCORP INC
filed 1998-11-16
CIK 716605

FORM 10-Q QUARTERLY REPORT

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



 FORM 10-Q

QUARTERLY REPORT UNDER SECTION 10
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30 , 1998        Commission file number
                                                        0-17077



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

                                    YES [  X  ]              NO[     ]


On September 30, 1998 there were 2,571,302 shares of the Registrant's common stock outstanding.

PART  I  FINANCIAL STATEMENTS

                                       PENNS WOODS BANCORP, INC.
                                       CONSOLIDATED BALANCE SHEET
                                       AT DATES INDICATED

                                        September 30,    December 31,
                                             1998            1997
                                       --------------------------------
                                        (IN THOUSANDS)
ASSETS:
  Cash and due from banks                       $8,508         $12,557
  Investment securities available-for-sale      93,064          75,400
  Investment securities held-to-maturitity       3,050           3,234
  Loans, net of unearned discount              197,221         187,567
  Allowance for loan and lease losses           (2,461)         (2,414)

            Loans, net                         194,760         185,153

  Bank premises and equipment, net               3,850           3,835
  Foreclosed assets held for sale                    0              35
  Accrued interest receivable                    1,764           1,708
  Other assets                                   4,592           2,066
                                       --------------------------------
            TOTAL ASSETS                      $309,588        $283,988
                                       ================================

LIABILITIES:
  Demand Deposits                              $32,120         $35,811
  Interest-bearing demand deposits              37,615          38,499
  Savings deposits                              43,569          43,399
  Time deposits                                105,151         102,827
                                       --------------------------------
            Total deposits                    $218,455        $220,536

  Federal funds purchased                        8,620           6,980
  Securities sold under repurchase agreements   12,388           8,580
  Accrued interest payable                         890             907
  Other Liabilities                              4,753           4,011
  Long-term borrowings                          20,000               0
            Total liabilities          --------------------------------
                                              $265,106        $241,014
                                       --------------------------------
SHAREHOLDERS' EQUITY:
  Common stock, par value $10 per share,
            10,000,000 shares authorized       $25,713         $12,828
Stock dividend distributable                         0          12,828
 Additional paid-in capital                      4,695           4,712
 Retained earnings                               9,807           6,621
Accumulated other comprehensive income           4,267           5,985
                                       --------------------------------
            Total shareholders' equity         $44,482         $42,974
                                       --------------------------------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY              $309,588        $283,988
                                       ================================

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIODS  INDICATED


                                         NINE MONTHS     NINE MONTHS       QUARTER         QUARTER
                                            ENDED           ENDED           ENDED           ENDED
                                       Sept 30, 1998      Sept 30, 1997   Sept 30, 1998    Sept 30, 1997
                                       ----------------------------------------------------------------
                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans                   $13,365         $11,738          $4,570          $4,054
  Interest and dividends on investments----------------------------------------------------------------
            Taxable interest                     2,199           2,131             831             724
            Nontaxable interest                    747             976             291             228
            Dividends                              490             370             152             117
                                       ----------------------------------------------------------------
            Total interest and dividends
            on investments                       3,436           3,477           1,274           1,069
            Interest on Federal funds sold           0              59               0               7
                                       ----------------------------------------------------------------
            Total interest income               16,801          15,274           5,844           5,130
                                       ----------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                           5,957           5,733           2,004           1,907
  Interest on Federal funds purchased              196             125             100              25
  Interest on securities sold under
     repurchase agreements                         381             323             134              98
  Interest on other borrowings                     439               0             283               0
                                       ----------------------------------------------------------------
            Total interest expense               6,973           6,181           2,521           2,030
                                       ----------------------------------------------------------------
  Net interest income                            9,828           9,093           3,323           3,100
  Provision for loan losses                        225             160              75              40
                                       ----------------------------------------------------------------
  Net interest income after provision for
  loan losses                                    9,603           8,933           3,248           3,060
                                       ----------------------------------------------------------------
OTHER OPERATING INCOME:
  Service charges                                  772             631             258             215
  Securities gains                               1,059           3,295             216             970
  Other income                                     154             228              45              76
                                       ----------------------------------------------------------------
            Total other operating income         1,985           4,154             519           1,261
                                       ----------------------------------------------------------------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                 2,951           2,851             983             956
  Occupancy expense, net                           417             363             157             120
  Furniture and equipment expense                  447             507             149             165
  Other expenses                                 1,627           1,651             522             605
                                       ----------------------------------------------------------------
            Total other operating expense        5,442           5,372           1,811           1,846
                                       ----------------------------------------------------------------
INCOME BEFORE TAXES                              6,146           7,715           1,956           2,475
INCOME TAX PROVISION                             1,573           2,090             545             688
                                       ----------------------------------------------------------------
NET INCOME                                      $4,573          $5,625          $1,411          $1,787
                                       ================================================================
EARNINGS PER SHARE - BASIC                        1.78            2.20            0.55            0.70
                                       ================================================================
EARNINGS PER SHARE - DILUTED                      1.77            2.19            0.55            0.70
                                       ================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING          2,567,892       2,555,824       2,567,892       2,555,824
                                       ================================================================


PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
FOR THE PERIODS INDICATED

                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                             1998            1997
                                                       --------------------------------
                                                        (IN THOUSANDS)
NET INCOME                                                      $4,573          $5,625
                                                       --------------------------------
OTHER COMPREHENSIVE INCOME (LOSS),
   Unrealized gains on securities:
      Gains (losses) arising during the quarter                 (2,777)         (1,203)
      Reclassification adjustment for gains included
         in net income                                           1,059           3,295
                                                       --------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX                   (1,718)          2,092

INCOME TAX EXPENSE (BENEFIT) RELATED TO OTHER
     COMPREHENSIVE INCOME (LOSS)                                  (584)            711
                                                       --------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                   (1,134)          1,381
                                                       --------------------------------
COMPREHENSIVE INCOME                                            $3,439          $7,006
                                                       ================================

PENNS WOODS BANCORP, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE QUARTERS ENDING SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

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

At quarterend September 30, 1998 and September 30, 1997, securities classified as available-for-sale were held, which had unrealized (losses) gains of ($1,718,000) and $2,092,000 before tax, respectively. The tax
(benefit) expense for each period was ($584,000) and $711,000, resepctively, resulting in other comprehensive (loss) income of ($1,134,000) for the quarter ended September 30, 1998 and $1,381,000 for the quarter ended September 30, 1997.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE  NINE  MONTHS ENDED SEPTEMBER 30, 1998

(IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                          UNREALIZED
                                                                                                           APPREC.
                             COMMON                         STOCK        ADDITIONAL                      (DEPREC.) ON       TOTAL
                              STOCK                        DIVIDEND        PAID-IN          RETAINED      SECURITIES    SHAREHOLDERS
                             SHARES         AMOUNT      DISTRIBUTABLE      CAPITAL         EARNINGS    AVAIL.-FOR-SALE     EQUITY
                            -----------------------------------------------------------------------------------------------------
Balance, December 31, 1997   1,282,779         $12,828         $12,828      $4,712          $6,621             $5,985      $42,974

Net income for the nine months
    ended September 30, 1998                                                                 4,573                           4,573
Stock split effected in the form
   of a 100% stock dividend   1,282,779         12,828         (12,828)                                                          0
Dividends declared, $0.54                                                                   (1,387)                         (1,387)
Net change in unrealized
     appreciation (depreciation)                                                                               (1,719)      (1,719)
Stock options exercised          5,744              58                        (17)                                              41
                            ------------------------------------------------------------------------------------------------------
Balance, Sept 30, 1998       2,571,302         $25,714              $0     $4,695           $9,807             $4,266      $44,482
                          =========================================================================================================


PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT
OF CASH FLOWS
FOR THE QUARTERS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                             1998            1997
                                                       --------------------------------
                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                    $4,573          $5,625
  Adjustments to reconcile net income to net cash
  provided by operating activities
      Depreciation                                                 211             283
      Provision for loan losses                                    225             160
      Amortization of investment security premiums                  47              24
      Accretion of investment security discounts                   (76)            (91)
      Securities gains, net                                     (1,059)         (3,295)
      Gain on sale of foreclosed assets                            (12)            (40)
      Increase in all other assets                              (2,574)         (1,180)
      Increase in all other liabilities                          1,614           1,062
                                                       --------------------------------
              Net cash provided by operating activities          2,949           2,548
                                                       --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available-for-sale                    (38,460)        (50,907)
  Proceeds from sale of securities available-for-sale           17,050          66,574
  Proceeds from the sale of foreclosed assets                       47             270
  Purchase of securities held-to-maturity                         (224)           (200)
  Proceeds from calls and maturities of securities held          2,403              48
  Proceeds from calls and maturities of securities
     available-for-sale                                            235               0
  Net increase in loans                                         (9,832)        (16,143)
  Acquisition of bank premises and equipment                      (226)           (221)
  Acquisition of foreclosed assets                                   0            (107)
                                                       --------------------------------
               Net cash (used in)  provided by investing
                 activities                                    (29,007)           (686)
                                                       --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                      1,610           2,654
  Net  (decrease) increase in noninterest-bearing deposits      (3,691)          1,348
  Net increase  in sec. sold under repurch. agree.               3,808           2,832
  Increase (Decrease)  in other borrowed funds                   1,640          (7,271)
  Net increase in long-term borrowings                          20,000               0
  Dividends paid                                                (1,387)         (1,726)
  Stock options exercised                                           29              40
                                                       --------------------------------
                 Net cash (used in) provided by
                   financing activities                         22,009          (2,123)
                                                       --------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (4,049)           (261)
CASH AND CASH EQUIVALENTS, BEGINNING                            12,557           8,014
                                                       --------------------------------
CASH AND CASH EQUIVALENTS, ENDING                               $8,508          $7,753
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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      EARNINGS SUMMARY

         Interest Income

            For the nine months ended September 30, 1998, total interest income increased by $1,527,000 or 10.00% compared to the same period in 1997. This increase is due to an increase of $1,627,000 in interest and fees on loans, a decrease in total interest and dividends on investments of $41,000 and a decrease in interest on Federal funds sold of $59,000.

            The increase in interest and fees on
            loans of $1,527,000 was primarily due to an increase in the loan volume during the first nine months, ended September 30, 1998 of $9,654,000, and also due to loan fees and late charges collected. Interest and dividends on investments decreased due to the net effect of a $68,000 increase in taxable interest, a $229,000 decrease in nontaxable interest and an increase in dividend income of $120,000.

         Interest Expense

            For the nine months ended September 30, 1998 total interest expense increased $792,000 or 12.81% over the same period in 1997. The increase in interest expense can be attributed to the interest paid on time deposits, due to the increase in volume of such deposits and an increase in the amount of interest paid on securities sold under repurchase agreements due to the increase in volume of these accounts. In addition, interest expense on other borrowings increased due to two, $10,000,000 advances from the Federal Home Loan Bank of Pittsburgh
            ("FHLB").

         Provision for Loan Losses

            The provision for losses for the nine
            months ended September 30, 1998  increased
            $65,000 from the corresponding period in 1997. This increase reflects an anticipated rise in consumer loan losses throughout the remainder of the year.

            As of the third quarter of 1998, charge offs exceeded recoveries by $178,000 compared to the third quarter of 1997 when charge offs exceeded recoveries by $48,000. Provisions to date total $225,000 as compared to provisions through September 30, 1997 of $160,000.

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

            The ratio of non-accruing loans and those
            accruing but delinquent more than 90 days
            (collectively called "non-performing"
            loans) to the allowance for loan losses
            stood at .39 times at September 30, 1998 an
            increase  in coverage from the .40 times at
            December 31, 1997.   The increase in
            non-performing loans occurred mainly in the mortgage loan portfolio. Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.


         Other Operating Income

            Other operating income for the nine months ended September 30, 1998 decreased $2,169,000.
            This decrease is due to the net effect of an
             increase in service charges collected of
            $141,000, a decrease in securities gains
            realized of $2,236,000 and a decrease in other income of $74,000.

            The increase in service charges  was
            a result of an increase in service charges collected on deposit accounts.
            The overall decrease in other operating
             income was primarily due to
             the $2,236,000 decrease in securities gains
            recognized. Realized gains were on sales of bonds that were sold in effort to better match the Bank's rate-sensitive assets and rate-sensitive liabilities given the current economic conditions. In addition, gains were realized on partial sales of equity securities that have been in the portfolio long-term that had reached what management had determined to be their maximum potential.

         Other Operating Expense

            For the nine months ended September 30, 1998
            total other operating expenses increased $70,000 over the same period in 1997.

            Employee salaries and benefits
            increased $100,000 as a result of increases in salary levels and the hiring of additional employees.

            Occupancy expense increased $54,000 and
             furniture and equipment expense decreased
             $60,000.  The  increase in occupancy
             expense can be attributed to an increase in depreciation expense and an increase in the amount of maintenance and repairs expense incurred during the third quarter of
              1998 compared to the same period in 1997.

             The $60,000 decrease in furniture and
             equipment expense can be attributed mainly to a decrease in depreciation expense, and to a decrease in maintenance and repairs.

            Expenses included under the other expenses
            heading are such items as:  advertising, postage,
            maintenance, FDIC, other insurance,
            Pennsylvania State shares tax,
            legal and professional fees, telephone,
            printing and supplies and other general and
            administrative expenses.   An overall decrease
            in other expenses totalled $24,000.

         Provision for Income Taxes

            Provision for income taxes for the nine
            months ended September 30, 1998 resulted in an effective income tax rate of 25.59% compared to 27.09% for the corresponding period in 1997. The decrease noted is primarily a result of the decrease in the amount of security gains included in taxable income.


         ASSET/LIABILITY MANAGEMENT

         Assets

           At September 30, 1998, cash, federal funds sold, and investment securities totalled
           $104,622,000, or a net increase of $13,431,000
           over the corresponding balance at December
           31, 1997.  Investment securities increased
           $17,480,000 while cash decreased $4,049,000.
            During this period, net loans
            increased by $9,607,000 to $194,760,000.

          The increase in investment securities from December 31, 1997 to September 30, 1998 is primarily due to the purchases of Government securities and obligations of states and political subdivisions which were funded by long-term advances from FHLB and purchases of equity securities.

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

            Management has reviewed the loan portfolio for credit risk related to the Year 2000 compliance and found no material effect to the allowance.

           The allowance for loan losses totalled
           $2,461,000 at September 30, 1998, an increase of $47,000 over the balance at December 31, 1997. For the nine months ended
            September 30, 1998, the provision for loan losses totalled $225,000. As a percent of loans, the allowance for loan losses at September 30, 1998 totalled 1.25% versus
            1.29% at December 31, 1997.

           Loans accounted for on a non-accrual basis totalled $850,000 and $552,000 at September
           30, 1998 and December 31, 1997 respectively.

           Accruing loans, contractually delinquent 90
           days or more were $111,000 at September 30, 1998 and $409,000 at December 31, 1997.
           These loans are predominately secured by first lien mortgages on residential real estate where appraisal values mitigate any potential loss of interest and principal.
           The ratio of non-accruing loans and those accruing but delinquent more than 90 days to the allowance for loan losses stood at .39 times at September 30, 1998 and .40 times at December 31, 1997. Presently the portfolio has no loans that meet the definition of "trouble debt restructurings" under FAS 15.

           A watch list of potential problem loans is maintained and updated quarterly by an internal credit review committee. At this time there are no credits of substance that have the potential to become more than 90 days delinquent.

           The Bank has not had nor presently has any foreign outstandings. In addition, no known concentrations of credit presently exist.

           At September 30, 1998 the balance of other real estate was $0 compared to $35,000 at December 31, 1997. The property that was being held in the account on December 31, 1997 was sold in February, 1998.


         Deposits

           At September 30, 1998 total deposits amounted to $218,455,000 representing a decrease of
           $2,081,000, or .94%, from total deposits at December 31, 1997.

         Other Liabilities

           At September 30, 1998, other liabilities totalled $4,753,000 or a $742,000 increase over the balance at December 31, 1997. This increase is primarily due to an increase in accrued taxes and accrued expenses.


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

           At September 30, 1998, regulatory capital to total assets was 14.37% compared to 15.13% at December 31, 1997. Primary capital to total assets at September 30, 1998 was 15.16% compared to 15.98% at December 31, 1997.

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

           Capital is being maintained in compliance with risk-based capital guidelines.
           The Company's Tier 1 Capital to total risk weighted assets ratio is 20.09% and the total capital ratio to total risk weighted assets ratio is 22.40%.

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

            1.  Net Loans to Total Assets,  70% maximum

            2.  Net Loans to Total Deposits, 92.5% maximum

            3.  Net Loans to Core Deposits, 100% maximum

            4.  Investments to Total Assets, 40% maximum

            5.  Investments to Total Deposits, 50% maximum

            6.  Total Liquid Assets to Total Assets, 25% minimum

            7.  Total Liquid Assets to Total Liabilities, 25% minimum

            8.  Net Core Funding Dependence, 15% maximum


        The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totalling $8,000,000 from correspondent banks. In addition, the Bank has an agreement with the Federal
        Home Loan Bank of Pittsburgh that enables the Bank to receive advances up to $94,425,000 through the Federal Home Loan Bank's "Open Repo Plus", revolving line of credit program, with commitment up to one year.

         All of the funding mentioned is available to the Bank, should the need for short-term funds arise.

        The following table sets forth the Bank's interest rate sensitivity as of September 30, 1998:

                                          AFTER ONE       AFTER TWO         AFTER
                             WITHIN       BUT WITHIN      BUT WITHIN         FIVE
                            ONE YEAR      TWO  YEARS      FIVE YEARS        YEARS

Earning assets: (1) (2)
  Investment securities (1)  $14,119         $14,171         $29,712         $31,678

   Loans (2)                  77,767          23,259          79,126          17,072
                        -------------------------------------------------------------
Total earning assets          91,886          37,430         108,838          48,750


   Deposits (3)              103,155          22,253          45,387          15,540
   Borrowings                 16,854               0          24,154               0
                        -------------------------------------------------------------
Total interest bearing
   liabilities               120,009          22,253          69,541          15,540

Net non-interest bearing
   funding (4)                10,212           7,848          19,286          22,215
                        -------------------------------------------------------------
Total net funding sources    130,221          30,101          88,827          37,755

Excess assets (liabilities)  (38,335)          7,329          20,011          10,995
Cumulative excess
   assets (liabilities)      (38,335)        (31,006)        (10,995)              0

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

          In this analysis the company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOW's, savings accounts, and the MMDA accounts will be adjusted by 50% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in its balance sheet. Below are the results of this rate shock analysis as of September 30, 1998.

                                       Net Interest Income
            Change in Rates            Change (After tax)
                 -200                        $547
                 -100                        $297
                 +100                       ($346)
                 +200                       ($704)

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


         Year 2000 Compliance; Management Information Systems


          Penns Woods Bancorp, Inc. has taken a proactive approach to assessment, remediation, testing and external and internal risks related to the upcoming date change challenge.

          On September 18, 1997 a Year 2000 Committee first met to evaluate the above criteria for Jersey Shore State Bank, Penns Woods Bancorp, Inc., Woods Investment Co., Inc., and Woods Real Estate Development Co., Inc.

          As of September 30, 1998 the assessment phase, during which information technology systems and non-information technology systems were identified and assigned core system or non-core system status was complete.

          Most of the systems that were known to be non-compliant were already scheduled for replacement and in the budget as such before any replacement became necessary due to year 2000 concerns. These expenses, therefore, are neither included in any historical expenses nor in estimates of future expenses stemming from year 2000 issues.

           ATM does require an upgrade, which will cost approximately $ 12,000.00. In addition, Penns Woods was in the midst of upgrading hardware, software and personal computers as early as 1997 and continued in 1998 by adding a compliant phone system and more updated personal computers and software. These expenses were not generated because of Year 2000, but rather by our holding company's commitment to better serve our customers. "Stand alone testing" of core information technology systems as well as any certifications of non-core information technology systems and non-information technology systems (ie: phones, heating/ cooling) were substantially complete as of September 30, 1998. Testing of software that relates information between systems continues. No incompatibilities are expected.

           The readiness of these systems for all companies under the holding company have been carefully considered. For instance, the software and personal computer used to track and operate Woods Investment Company, Inc. was determined to be non-compliant and has been scheduled to be replaced by March 31,1999.

           Internal risks relating to deposit and loan customers were
 ' assessed to the extent possible by use of questionnaires to major loan customers, culminating in on-site visits where deemed necessary by management.

           The effects on investments and deposits in the year 2000 will be, in our opinion, undeterminable events. A contingency plan is being developed to address any withdrawal of funds.

            In July of 1998 the Jersey Shore State Bank began mailing brochures to all deposit customers explaining the Year
            2000 and the Bank's efforts in that regard. We do not anticipate any change in liquidity, operations or financial condition due to these factors.

            Except for Woods Investment Company, Inc.'s and Woods
            Real Estate Development Co., Inc.'s reliance on the same systems as Jersey Shore State Bank for Year 2000 readiness, no major computer to computer transmission of information or sharing exists, with the exception of computer links with the Federal Reserve Bank and Federal Home
            Loan Bank that have already been tested and shown to be compliant.

            Third party vendors from suppliers of office equipment and forms to providers of software and hardware for computers have been contacted and have adequately responded.
            Those responses were evaluated and are considered adequate with the exception of Jersey Shore State Bank's payroll provider, one electronic forms provider, a branch phone system provider, two third parties who purchase our mortgages and the manufacturer of our automatic mailing machine.

            We will also be assessing newly purchased software and an imaging system that will be installed as they are activated.

            Contingency plans are being formulated for the event that these third parties cannot attain compliance. The plans are expected to be complete by the end of the first quarter in 1999.

            In addition, Jersey Shore State Bank has made an offer to purchase and merge with another bank. In the first quarter of 1999 we expect to have assessed and remediated any Year 2000 inconsistencies within these new offices and remediated any problems, if found. These new offices will be switched to our already Year 2000 certified third party providers.

            We do not anticipate any additional Year 2000 costs as a result of the merger. Any costs determined at a later date would be included in our regular Year 2000 budget.

            To date no independent verifications of any systems have been necessary.

            The following definitions and chart have been prepared to provide a snapshot of our Year 2000 progress:

PHASES DEFINITIONS:

Awareness:         The Board of Directors and employee recognition that
                      the Year 2000 hurdle exists and the possible effect it could have on our holding company.

Assessment:       Determination of which are core and non-core systems
                      to our operations, income, budgeting and scheduling remediation, as necessary.
                      Determining loan, deposit and investment risk.

Remediation:      The actual replacement or upgrading of systems found
                      to be non-compliant and developing policies and procedures to offset or minimize internal and external risks including contingency plans for undetermined effects.

Testing:           Trying systems used for core and non-core operations
                      separately and together to assure proper results as of the century date change.

Implementation:  All systems are certified Year 2000 compliant and are in place in the everyday operations of the
                      Corporation.


                                EXPECTED                 COMPLETED OR
PHASE                      COMPLETION DATE               IMPLEMENTED

Awareness                 September 1997               September 1997
Assessment                June 1998                    August 1998
Remediation               December 1998
Testing                   December 1998
Implementation            1st quarter 1999



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

Part II.  OTHER INFORMATION

Item 5.  Other Information.
               On July 22, 1998, Penns Woods Bancorp, Inc. entered into an agreement of merger with The First National Bank of Spring Mills ("FNBSM") providing for the merger of FNBSM with and into Jersey Shore State Bank, a wholly-owned subsidiary of Penns Woods Bancorp, Inc., and the conversion of each outstanding share of common stock of FNBSM into 3.5 shares of common stock, $10.00 par value per share, of Penns Woods common stock. Based on this exchange ratio, Penns Woods expects to issue 262,500 shares of Penns Woods Bancorp, Inc. common stock. The Company anticipates that the Merger transaction will close early in the first quarter of 1999.

               On October 14, 1998, Jersey Shore State Bank, a wholly-owned subsidiary of Penns Woods Bancorp, Inc. opened a full-service branch office in the Wal-Mart Supercenter in Mill Hall, Pennsylvania. This in-store bank branch will provide our customers with the ability to shop and bank in the same location.

Item 6.  Exhibits and reports on Form 8-K.



Number      Description
--------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule


     b.  RepNo reports on Form 8-K were filed in the third quarter of 1998.



 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PENNS WOODS BANCORP, INC.
                                       (Registrant)


Date:       November 16, 1998
                                       --------------------------------
                                       Theodore H. Reich, President

Date:       November 16, 1998
                                       --------------------------------
                                       Sonya E. Hartranft, Secretary



            Description
--------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule

 EXHIBIT 11


STATEMENT OF COMPUTATION OF EARNING PER SHARE
FOR THE PERIOD ENDED 9/30/98

                                             LESS          FRACTION
                SHARES                    FRACTIONAL          OF           WEIGHTED
DATE         OUTSTANDING   RESTATEMENT      SHARES           YEAR           SHARES
---------------------------------------------------------------------------------------
1/01/98-1/14    1,282,779            2        -                 14/273       131,567.0
1/15/98-2/25    2,565,598       -             -                 42/273       394,707.0
2/26/98-6/03    2,565,958       -             -                 98/273       921,113.0
6/04/98-7/23    2,569,558       -             -                 50/273       470,615.0
7/24/98-9/30    2,571,302       -             -                 69/273       649,890.0

  WEIGHTED SHARES OUTSTANDING  9/30/98                                       2,567,892
                                                                       ================


NET INCOME 9/30/98                          $4,572,986
WEIGHTED SHARES OUTSTANDING  9/30/98         2,567,892
EARNINGS PER SHARE 9/30/98 - BASIC                                               $1.78
                                                                       ================

NET INCOME 9/30/98                          $4,572,986

WEIGHTED SHARES OUTSTANDING 9/30/98          2,567,892
DILUTIVE EFFECT OF STOCK OPTIONS 9/30/98        12,130
                                             2,580,022
EARNINGS PER SHARE 9/30/98 - DILUTED                                             $1.77
                                                                       ================