Form 10-K
period 1998-12-31
PENNS WOODS BANCORP INC
filed 1999-03-31
CIK 716605

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC. 20549

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                 December 31, 1998


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

       Registrant's telephone number, including area code
                         (570) 398-2213
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                       Name of each exchange
                                          which registered
      None                                   None

Securities to be registered pursuant to Section 12(g) of the Act:

              Common Stock, par value $10 per share
                         (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X     No
<PAGE 1>

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant $151,664,915 at February 28, 1999.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                           Outstanding at February 28, 1999
Common Stock, $10 Par Value             2,837,167 Shares

               DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference in response to Part III of this Report: Penns Woods Bancorp, Inc. Proxy
Statement (Proxy Statement dated March 25, 1999)

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

     The Bank is engaged in commercial and retail banking and the taking of time and regular savings and demand deposits, the making of commercial and consumer loans and mortgage loans, and safe deposit services. Auxiliary services, such as cash management, are provided to commercial customers. The Bank operates full banking services with nine branch offices and a Mortgage/Loan Center in Northcentral Pennsylvania.

     Neither the Company nor the Bank anticipates that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on its competitive position. The Bank is not dependent on a single customer or a few customers, the loss of whom would have a material effect on the business of the Bank.

     The Bank employed approximately 140 persons as of December 31, 1998. The Company does not have any employees. The principal officers of the Bank also serve as officers of the Company.

B.    Regulations and Supervision

     The Company is under the jurisdiction of the Securities and Exchange Commission (the "SEC") and of state securities commissions for matters relating to the offering and sale of its securities. In addition, the Company is subject to the SEC's rules and regulations relating to periodic reporting, reporting to its shareholders, proxy solicitation and insider trading.
The Company is also subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "BHCA") and to supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). The Bank is subject to the supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC"), as its primary federal regulator and as the insurer of
<PAGE 4> the Bank's deposits.  The Bank is also regulated and examined by the Pennsylvania Department of Banking (the
"Department").

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

     Bank holding companies are required to comply with the FRB's risk-based capital guidelines. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. Currently, the required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders' equity, less certain intangible assets. The remainder ("Tier 2 capital") may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, 45% of net unrealized gains on marketable equity securities, and a limited amount of the general loan loss allowance. The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

     In addition to the risk-based capital guidelines, the FRB requires each bank holding company to comply with the leverage ratio, under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank
<PAGE 5> holding companies are expected to maintain a leverage ratio of at least 4% to 5%. The Bank is subject to similar capital requirements adopted by the FDIC.

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

     Deposit Insurance - There are two deposit insurance funds administered by the FDIC - the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"). The Bank's deposits are insured under the BIF; however, the deposits assumed by the Bank in connection with the merger of Lock Haven Savings Bank are treated and assessed as SAIF-insured deposits. The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measure. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to gauging the risk posed by the institution. Only institutions with a
<PAGE 6> total capital to risk-adjusted assets ratio of 10.0% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are
assigned to the well-capitalized group.   As of December 31,
1998, the Bank's ratios were well above required minimum ratios.

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

     While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation ("FICO") bonds. FICO was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the FICO bonds. Commercial banks are subject to 1/5 of the assessment to which thrifts are subject for FICO bond payments through 1999. Beginning in 2000, commercial banks and thrifts will be subject to the same assessment for FICO bonds. The annual FICO assessment for the Bank (and all commercial banks) is $.0122 for each $100 of BIF deposits. Because the Bank has SAIF deposits as a result of its acquisition of Lock Haven Savings Bank, the Bank is also subject to a FICO assessment of $.0610 for each $100 of SAIF deposits.

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

Effect of Government Monetary Policies

     The earnings of the Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies.
  <PAGE 7>
     The monetary policies of the FRB have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The FRB has a major effect upon the levels of bank loans, investments and deposits through its open market operations in the United States Government securities and through its regulation of, among other things, the discount rate on borrowing of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

DESCRIPTION OF BANK

a.   History and Business

     Jersey Shore State Bank (Bank) was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly-owned subsidiary of the Company on July 12, 1983.

     As of December 31, 1998, the Bank had total assets of $297,115,000; total shareholders' equity of $32,703,000 and total deposits of $228,925,000. The Bank's deposits are insured by the Federal Deposit Insurance Corporation for the maximum amount provided under current law.

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


     Real estate loans can be further segmented into construction and land development, farm land, one-to-four family residential, multi-family and commercial or industrial. Qualified borrowers are defined by policy or by industry underwriting standards. Owner provided equity requirements range from 20% to 30% with a first lien status required. Terms are restricted to between 10
<PAGE 8> and 20 years with the exception of construction and land development, which is limited to one to five years. Appraisals, verifications and visitations comply with industry standards.

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

     Commercial loans are made for the acquisition and improvement of real estate, purchase of equipment and for working capital purposes on a seasonal or revolving basis. Criteria was discussed under real estate financing for such loans, but it is important to note that such loans may be made in conjunction with the Pennsylvania Industrial Development Authority. Caution is also exercised in taking industrial property for collateral by requiring, on a selective basis, environmental audits.

     Equipment loans are generally amortized over three to seven years, with an owner equity contribution required of at least 20% of the purchase price. Unusually expensive pieces may be financed for a longer period depending upon the asset's useful life. The increased cash flow resulting from the additional
<PAGE 9> piece, through improved income or greater depreciation expense, serves in establishing the terms. Insurance coverage with the Bank as loss payee is required, especially in the case where the equipment is rolling stock.

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

     Factors taken into consideration when investments are made include liquidity, the company's tax position and the policies of the Asset/Liability Committee. <PAGE 10>

     The Bank has experienced deposit growth in the range of .38% to 8.63% over the last five years. This growth has primarily come in the form of core deposits. Although the Bank has regular opportunities to bid on pools of funds of $100,000 or more in the hands of municipalities, hospitals and others, it does not rely on these monies to fund loans on intermediate or longer term investments. Minor seasonal growth in deposits is experienced at or near the year end.

     It is the policy of Jersey Shore State Bank to generally maintain a rate sensitive asset (RSA) to rate sensitive liability
(RSL) cumulative gap of 200% of equity for a 6-month time horizon, 175% of equity for a 2-year time horizon and 150% of equity for a 5-year time horizon.

     The Bank operates 9 full service offices in Lycoming, Clinton and Centre Counties, Pennsylvania, and a Mortgage/Center in Centre County, Pennsylvania. The economic base of the region is developed around service, light manufacturing industries and agriculture. The banking environment in Lycoming, Clinton and Centre Counties, Pennsylvania is highly competitive. The Bank competes for loans and deposits with commercial banks, savings and loan associations and other financial institutions.

     The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

b.   Supervision and Regulation

     The earnings of the Bank are affected by the policies of regulatory authorities including the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government Securities, changes in reserve requirements against member bank deposits, and limitations on interest rates that member banks may pay on time and savings deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments in deposits, and their use may also affect interest rates charged on loans or paid for deposits.

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
  <PAGE 11>
EXECUTIVE OFFICERS OF THE REGISTRANT:

NAME                 AGE   FIVE-YEAR ANALYSIS OF DUTIES
Theodore H. Reich    60    President and Chief Executive Officer
                           of the Company; the Bank; Woods Real
                           Estate Development Co., Inc.; and
                           Woods Investment Company, Inc.

Ronald A. Walko       52   Vice President of the Company; Senior
                           Vice President and Senior Loan Officer
                           of the Bank from 1986 to current; Vice
                           President of Woods Investment Company,
                           Inc.; Federal bank examiner prior to
                           1986 for an eighteen-year period.

Hubert A. Valencik    57   Vice President of the Company; Senior
                           Vice President and Operations Officer
                           of the Bank; Vice President of Woods
                           Real Estate Development Co., Inc. and
                           Woods Investment Company, Inc.; Vice
                           President with another bank prior to
                           1985 for a fourteen-year period.

Sonya E. Hartranft    39   Secretary of the Company; Controller
                           of the Bank; Secretary of Woods Real
                           Estate Development Co., Inc. and Woods
                           Investment Company, Inc.

ITEM  2    PROPERTIES

     The Company owns and leases its properties.

     Listed herewith are the locations of properties owned or leased, in which the banking offices and Mortgage/Loan Center are located; are located; all properties are in good condition and adequate for the Bank's purposes:


Office                 Address
Jersey Shore Main      115 South Main Street                    Owned
                       PO. Box 5098
                       Jersey Shore, Pennsylvania  17740

Jersey Shore           112 Bridge Street                        Owned
                       Jersey Shore, Pennsylvania  17740

DuBoistown             2675 Euclid Avenue                       Under Lease
                       DuBoistown, Pennsylvania  17702          -- see below

Williamsport           300 Market Street                        Owned
                       P.O. Box 967
                       Williamsport, Pennsylvania  17703-0967

Montgomery             RD. 1, Box 493                           Under Lease
                       Montgomery, Pennsylvania  17752          -- see below  <PAGE 12>

Lock Haven             4 West Main Street                       Owned
                       Lock Haven, Pennsylvania 17745

Mill Hall              (Inside Wal-Mart), 167 Hogan Boulevard   Under Lease
                       Mill Hall, Pennsylvania  17751           -- see below

Spring Mills           Route 45, Ross Hill Road, P.O. Box 66    Owned
                       Spring Mills, Pennsylvania  16875

Centre Hall            RR 2, Route 45 West                      Land Under Lease
                       Centre Hall, 16828                       -- see below

Mortgage/Loan Center
State College          300 Allen Street                         Under Lease
                       State College, Pennsylvania  16801       -- see below

     The DuBoistown branch office was leased for a twenty-year period that ended in 1995. After the initial twenty-year period, the Bank had the option to extend the lease for each of four successive five-year terms. In 1995 the bank extended the lease for the first of four five-year optional terms. At the end of the last five-year extension, the Bank shall be afforded the opportunity to negotiate a new lease agreement. The Bank is granted, during the term of the lease or any renewal or extension thereof, an option to purchase the leased property at any time at a purchase price to be determined in the following manner: Two competent real estate appraisers to be selected by agreement of the Bank and the lessor, and if no such agreement can be reached, then one selected by the lessor and one selected by the Bank shall individually appraise the property, and the purchase price shall be seventy-five (75%) percent of the average of the two appraisals. The annual rent for the DuBoistown branch office was $9,000 for the year ended December 31, 1998.

     The Montgomery branch office is leased for a fifteen-year period ending in the year 2002. The Bank has the option to extend the lease for a five-year period after the initial fifteen-year term has expired. The Bank also has the opportunity to negotiate a new lease agreement after the five-year extension has expired. The Bank is granted, at the end of the initial term of the lease or at any time during the extended period, an option to purchase the property at a price to be determined in the following manner: Two competent real estate appraisers selected by agreement of the Bank and the lessor, and if no such agreement can be reached then one selected by the Bank and one selected by the lessor, shall individually appraise the property and the purchase price shall be the average of the two. The annual rent for the Montgomery branch office was $30,000 for the year ended December 31, 1998.

     The Mill Hall branch office space, inside WAL-MART, is leased for a five-year period ending in October, 2003. After the initial period the Bank has the option to extend the lease for two additional five-year terms. The rent for the Mill Hall branch office from opening date, October 14th, to year end December 31, 1998 was $9,543. <PAGE 13>

     Penns Woods Bancorp, Inc. completed the acquisition of the First National Bank of Spring Mills on January 11, 1999. The Centre Hall branch office is situated on a lot leased for a five-year period ending March 2003. The Bank has the option to renew this lease for three successive ten-year terms. The monthly rent is adjusted annually in accordance with changes in the Consumer Price Index published by the United States Department of Labor with the measuring month being February of each year.

     On July 7, 1997, the Bank commenced operating a Mortgage/Loan Center in State College, Pennsylvania. The Mortgage/Loan Center was initially leased for a one-year term ending in May, 1998, with the option to renew the lease for one additional, one-year period. The Bank exercised this option, renewing the lease term, which will end May, 1999. In October of 1998, the Bank again renewed the lease for an additional, one-year term which will end in May, 2000. The annual rent for the State College Mortgage/ Loan Center was $13,900 for the year ended December 31, 1998.

ITEM  3    LEGAL PROCEEDINGS

     In the normal course of business, various lawsuits and claims arise against the Company and its subsidiary. There are no such legal proceedings or claims currently pending or threatened.

ITEM  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                             PART II

ITEM  5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

     The Registrant's Common Stock is traded locally. The following table sets forth (1) the quarterly high and low prices for a share of the Registrant's Common Stock during the periods indicated as reported by the management of the Registrant, and
(2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 1996. The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission. They may not necessarily represent actual transactions.

                                                Dividends
                        HIGH         LOW         Declared
1996:
  First quarter       $18          $18            0.110
  Second quarter      $19 3/4      $18 1/4        0.110
  Third quarter       $21          $19 1/2        0.125
  Fourth quarter      $21 1/4      $19 7/8        0.255

1997:
  First quarter       $25          $21            0.125
  Second quarter      $28 2/3      $26 9/16       0.150
  Third quarter       $30 1/2      $28 3/4        0.400
  Fourth quarter      $31 3/4      $30            0.175

1998:
  First quarter       $48          $32 3/8        0.180
  Second quarter      $53          $47            0.180
  Third quarter       $55 1/2      $54            0.180
  Fourth quarter      $57          $53 1/12       0.460

     The stock prices and the dividend have been adjusted to reflect the issuance of a stock split effected in the form of a 100% stock dividend paid on January 15, 1998.

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

     Under the Pennsylvania Business Corporation Law of 1988 a corporation may not pay a dividend, if after giving effect
<PAGE 15> thereto, the corporation would be unable to pay its debts as they become due in the usual course of business and after giving effect thereto the total assets of the Corporation would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the shareholders whose preferential rights are superior to those receiving the dividend.

     As of February 28, 1999, the Registrant had approximately
1,074 shareholders of record.
  <PAGE 16>
ITEM  6   SELECTED FINANCIAL DATA

     The following table sets forth certain financial data as of and for each of the years in the five-year period ended
December 31, 1998.

                                         As of and for the Years Ended December 31,
                                   1998         1997         1996         1995         1994
                                      (Dollars in thousands, except per share amounts)
Consolidated Statement of
  Income Data:
Interest income                 $ 22,591     $ 20,823    $  19,997     $ 18,695     $ 16,882
Interest expense                   9,447        8,317        8,079        7,793        6,902
Net interest income               13,144       12,506       11,918       10,902        9,980
Provision for loan losses            300          220          105          300          577
Net interest income after
  provision for loan losses       12,844       12,286       11,813       10,602        9,403
Other income                       3,334        5,840        2,461        2,215        2,137
Other expense                      7,717        7,384        6,967        7,534        6,997
Income before income taxes         8,461       10,742        7,307        5,283        4,543
Applicable income taxes            2,050        2,991        1,965        1,421        1,174
Net Income                      $  6,411     $  7,751     $  5,342     $  3,862     $  3,369

Consolidated Balance Sheet
  at End of Period:
Total assets                    $309,763     $283,988     $259,724     $242,629     $235,638
Loans                            196,052      187,567      162,267      153,640      151,492
Allowance for loan losses         (2,501)      (2,414)      (2,413)      (2,353)
(2,127)
Deposits                         228,537      220,536      203,016      202,258      190,839
Long-term debt -- other           20,000            0            0            0        7,000
Stockholders' equity              45,626       42,974       33,557       29,685       23,839

Per Share Data:
Net income
Earnings per share - Basic      $   2.50     $   3.03     $   2.10     $   1.52     $   1.33
Earnings per share - Diluted    $   2.49     $   3.01     $   2.09     $   1.52     $   1.33
Cash dividends declared             1.00         0.85         0.60         0.50        0.395
Book Value                         17.72        16.75        13.14        11.67         9.42
Number of shares outstanding,
  at end of period             2,578,352    1,282,779    1,277,298    1,271,339    1,265,597
Average number of shares
  outstanding                  2,568,780    2,556,804    2,544,561    2,535,076    2,533,756
Selected financial ratios:
Return on average stockholders'
  equity                          14.23%       20.07%       17.25%       14.07%       13.89%
Return on average total assets     2.12%        2.88%        2.12%        1.64%        1.45%
Net interest income to average
  interest earning assets          4.77%        5.25%        5.08%        5.04%        4.71%
Dividend payout ratio             40.00%       28.05%       28.57%       32.79%       29.70%
Average stockholders' equity
  to average total assets         15.10%       14.46%       12.31%       11.64%       10.42%
Loans to deposits, at end of
  period                          84.69%       83.96%       78.74%       74.80%       78.27%

     Numbers adjusted to reflect a stock split effected in the form of a 50% stock dividend. In addition, per share data and number of shares outstanding have been adjusted in each reporting
<PAGE 17> period to give retroactive effect to a stock split effected in the form of a 100% stock dividend issued January 15, 1998.

ITEM  7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

             Management's Discussion and Analysis of
              Consolidated Financial Condition and
                      Results of Operations

RESULTS OF OPERATIONS


NET INTEREST INCOME

     Net interest income is determined by calculating the difference between the yields earned on interest earning assets and the rates paid on interest bearing liabilities.

1998 vs 1997

     Fully taxable equivalent net interest income increased to $13,896,000 for the year ended December 31, 1998, or an increase of $680,000 or 5.1% over the previous year.

     The increase in total interest earning average assets from year end 1997 to year end 1998 was $33,656,000. Total average securities increased $10,213,000, total average loans increased $27,932,000, total average federal funds sold decreased $1,136,000 and total average other assets decreased $3,353,000.

     The increase in tax equivalent net interest income, related to the volume increase in average investment securities, was $229,000, while the decrease due to a decline in average interest rate of return was $174,000. The resulting net increase of $55,000 to tax equivalent net interest income was primarily due to two leverage transactions completed in April and June of 1998; each transaction was $10,000,000.

     Average net loans contributed $2,611,000 to tax equivalent net interest income due to a volume increase; a decline in the average rate of return on loans offset this increase by $614,000, resulting in a net increase of $1,997,000. Average loans grew primarily due to strong demand for commercial loans.

     The increase in total interest bearing average liabilities from year end 1997 to year end 1998 was $22,601,000.

     Total average savings increased $2,148,000 and total average other time deposits increases $5,142,000. Total average securities sold under repurchase agreements and federal funds purchased increased $2,462,000 and total average borrowed money increased $12,849,000. Average total deposits increased by total of $7,290,000. The related increase in interest expense due to
<PAGE 18> volume increases was $343,000.  The related decrease in interest expense due to interest rate was $64,000 for a net increase in interest expense of $279,000 related to deposits.

     Average total borrowed money, federal funds purchased and securities sold under agreement to repurchase increased $15,311,000 in total. Increases in interest expense due to volume on the above accounts was $488,000 and $363,000 due to interest rate. The net increase in interest expense related to these items was $851,000.

     In summary, the total effective interest differential declined 43 basis points mainly due to a decline in interest rates on interest earning assets. The decline in interest rates was due to the economy in general and the result of the effects of a 75 basis point decline in the Federal Reserve discount rate.

1997 vs 1996

     Taxable equivalent net interest income increased $204,000 during 1997 or an increase of 1.6%. Increases in aggregate average asset volume contributed $442,000 to this net increase, offset by increases in aggregate average liability volume which contributed a net decrease of $238,000.

     Total average interest earning assets increased $3,892,000 in 1997, consisting of an increase in average total loans of $8,460,000, a decrease in average total securities of $5,618,000 and an increase in average federal funds sold of $1,050,000. The loan growth experienced was a result of loan demand and competitive rates.

     Total average interest bearing liabilities increased $3,223,000 in 1997, as a net result of the following: a decrease in average savings deposits of $1,647,000, an increase in average other time deposits of $6,284,000, and a decrease in average securities sold under repurchase agreements and federal funds purchased of $1,414,000.

     The total effective interest rate differential was unchanged from 1996 at 5.54% to 1997 at 5.54%. The average rate of return on average interest earning assets increased by .04%, however, the average cost of funds on average interest bearing liabilities also increased by .04% for a net effect of no change to the effective interest rate differential of 5.54%. <PAGE 19>

               AVERAGE BALANCES AND INTEREST RATES
     (INCOME AND RATES ON A FULLY TAXABLE EQUIVALENT BASIS)
                         (IN THOUSANDS)

                                                              1998
                                                  AVERAGE              AVERAGE
                                                  BALANCE   INTEREST     RATE
ASSETS:
  Interest earning assets:
    Securities:
      US. Treasury and federal agency            $ 42,667    $ 2,792    6.54%
      State and political subdivisions             18,747      1,595    8.51%
      Other                                        20,375        805    3.95%

        Total securities                           81,789      5,192    6.35%
LOANS:
  Tax-exempt loans                                  6,742        520    7.71%
  All other loans, net of discount where
    applicable                                    186,851     17,811    9.53%

        Total loans                               193,593     18,331    9.47%

  Federal funds sold                                    0          0    0.00%

        Total earning assets                      275,382    $23,523    8.54%

  Other assets                                     23,639

          TOTAL ASSETS                           $299,021

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest bearing liabilities:
    Deposits:
      Savings                                    $ 85,223    $ 2,336    2.74%
      Other time                                  101,420      5,616    5.54%

        Total deposits                            186,643      7,952    4.26%

  Securities sold under repurchase
    agreements & federal funds purchased           15,082        772    5.12%
  Borrowed money                                   12,849        723    5.63%

        Total interest bearing liabilities        214,574    $ 9,447    4.40%

  Demand deposits                                  33,479
  Other liabilities                                 5,828
  Shareholders' equity                             45,145

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                 $299,026

  Interest income/earning assets                 $275,382    $23,523    8.54%
  Interest expense/earning assets.............   $275,382      9,447    3.43%

  Effective interest differential.............               $14,076    5.11%
  <PAGE 20>

                                                              1997                           1996
                                                  AVERAGE              AVERAGE   AVERAGE              AVERAGE
                                                  BALANCE   INTEREST     RATE    BALANCE   INTEREST     RATE
ASSETS:
  Interest earning assets:
    Securities:
      US. Treasury and federal agency.........   $ 35,607    $ 2,526    7.09%   $ 41,273    $ 2,911    7.05%
      State and political subdivisions........     20,574      1,795    8.72%     22,452      1,974    8.79%
      Other...................................     15,395        816    5.30%     13,469        909    6.75%

        Total securities......................     71,576      5,137    7.18%     77,194      5,794    7.51%
LOANS:
  Tax-exempt loans............................      3,268        295    9.03%      1,568        145    9.25%
  All other loans, net of discount where
    applicable................................    162,393     16,039    9.88%    155,633     15,147    9.73%

        Total loans...........................    165,661     16,334    9.86%    157,201     15,292    9.73%

  Federal funds sold..........................      1,136         62    5.46%         86          5    5.81%

        Total earning assets..................    238,373    $21,533    9.03%    234,481    $21,091    8.99%

  Other assets................................     26,992                         17,052

          TOTAL ASSETS........................   $265,365                       $251,533

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest bearing liabilities:
    Deposits:
      Savings.................................   $ 83,075    $ 2,286    2.75%   $ 84,722    $ 2,376    2.80%
      Other time..............................     96,278      5,387    5.60%     89,994      5,054    5.62%

        Total deposits........................    179,353      7,673    4.28%    174,716      7,430    4.25%

  Securities sold under repurchase
    agreements & federal funds purchased......     12,620        644    5.10%     14,034        649    4.62%
  Borrowed money..............................          0          0    0.00%          0          0    0.00%

        Total interest bearing liabilities....    191,973    $ 8,317    4.33%    188,750    $ 8,079    4.28%

  Demand deposits.............................     29,697                         27,306
  Other liabilities...........................      5,318                          4,507
  Shareholders' equity........................     38,377                         30,970

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..............   $265,365                       $251,533

  Interest income/earning assets..............   $238,373    $21,533    9.03%   $234,481    $21,091    8.99%
  Interest expense/earning assets.............   $238,373      8,317    3.49%   $234,481      8,079    3.45%

  Effective interest differential.............               $13,216    5.54%               $13,012    5.54%

1.   Fees on loans are included with interest on loans.

2.   Average daily balance sheets are not maintained by the Bank.
     Information on this table has been calculated using average monthly balances to obtain average balances.

3. Average daily balances cannot be obtained without undue burden or expense by the Bank.

4. Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
  <PAGE 21>
5. Loan fees are included in interest income as follows: 1998, $623,000, 1997, $527,000, 1996, $673,000.

6. Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate (derived by dividing tax-exempt interest by .66). <PAGE 22>

             SUMMARY OF CHANGES IN INTEREST EARNED AND INTEREST PAID
                                  (IN THOUSANDS)
                               INTEREST EARNED ON
                                                                          TOTAL
                            TAXABLE     TAX-EXEMPT            FEDERAL   INTEREST
                           INVESTMENT   INVESTMENT             FUNDS     EARNING
                           SECURITIES   SECURITIES    LOANS     SOLD     ASSETS
1998 compared to 1997
Increase (decrease)
Due to:
  Volume                     $ 385        $(156)     $2,611    $(31)     $2,809
  Rate                        (130)         (44)       (614)    (31)     $ (819)

Net increase (decrease)      $ 255        $(200)     $1,997    $(62)     $1,990

1997 compared to 1996
Increase (decrease)
Due to:
  Volume                     $(283)       $(164)     $  832    $ 57      $  442
  Rate                        (195)         (15)        210       0           0

Net increase (decrease)      $(478)       $(179)     $1,042    $ 57      $  442

     The change in net interest income (expense) due to volume and rate mix has been allocated to the change due to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


     SUMMARY OF CHANGES IN INTEREST EARNED AND INTEREST PAID
                         (IN THOUSANDS)
                        INTEREST PAID ON

                      SECURITIES
                      SOLD UNDER
                      REPURCHASE                 TOTAL
             OTHER    AGREEMENTS               INTEREST        NET
SAVINGS      TIME      AND FUNDS   BORROWED     BEARING     INTEREST
DEPOSITS   DEPOSITS    PURCHASED     MONEY    LIABILITIES   EARNINGS
  $ 59       $284        $126        $362       $  831      $ 1,978
    (9)       (55)          2         361       $  299      $(1,118)

  $ 50       $229        $128        $723       $1,130      $   860

  $(46)      $352        $(68)       $  0       $  238      $   204
   (44)       (19)         63           0            0      $     0

  $(90)      $333        $ (5)        $ 0        $ 238       $  204

  <PAGE 23>
PROVISION FOR LOAN LOSSES

1998 vs 1997

     The provision for loan losses was increased 36% over the prior year to $300,000. This increase is attributed to an anticipated significant rise in consumer loan losses accompanied by a further decline in recoveries. Management conducts a quarterly, a comprehensive, detailed credit review of the loan portfolio for quality from which the adequacy of the provision is determined. Supplementing the internal review is an external review. In so doing, management remains committed to an aggressive program of problem loan identification and resolution.

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

                                                        YEAR ENDED DECEMBER 31,
                                                            (IN THOUSANDS)
                                             1998      1997      1996      1995      1994
Balance at beginning of period              $2,414    $2,413    $2,353    $2,127    $1,956

  Charge-offs:
    Domestic:
      Real estate                                0         0         4         0         0
      Commercial and industrial                 91       182       100        44       432
      Consumer and all other loans             180       145       138       210        62

        Total charge-offs                      271       327       242       254       494

  Recoveries:
    Real estate                                  0         2         0         0         0
    Commercial and industrial                   29        68       175         9        67
    Consumer and all other loans                29        38        22       171        21

      Total recoveries                          58       108       197       180        88
Net charge-offs                                213       219        45        74       406

Additions charged to operations                300       220       105       300       577

Balance at end of period                    $2,501    $2,414    $2,413    $2,353    $2,127

Ratio of net charge-offs during the
   period to average loans outstanding
   during the period                          0.11%     0.13%     0.03%     0.05%     0.28%

  <PAGE 24>
OTHER INCOME

1998 vs 1997

     Other income for the year ended December 31, 1998 decreased $2,506,000 from 1997. The majority of the decrease was the result of securities gains taken during 1998 versus those taken in 1997. Securities gains realized during 1998 were $2,076,000 versus $4,656,000 that were realized in 1997.

     The increase in service charges from $858,000 in 1997 to $1,046,000 in 1998 was the result of increases in charges collected on customer's deposit accounts and overall growth in the deposit base.

     Other operating income decreased in 1998 over that reported in 1997 by $114,000. There were two main factors that contributed to the majority of the decrease. The first was the sale of foreclosed assets during 1997. The income reported on the 1997 sales exceeded the amount of income reported in 1998 for such sales. The second was a decrease in the income received for insurance purchases on installment loans. This decrease was the result of a decrease in the amount of installment loans opened during 1998.

1997 vs 1996

     Total other income increased to $5,840,000 in 1997 over 1996's total other income of $2,461,000. This $3,379,000 increase resulted from the net effect of an increase in service charges collected of $18,000, an increase in securities gains realized of $3,311,000, and an increase in other operating income of $50,000.

     During 1997 securities gains realized amounted to $4,656,000. The gains were realized on sales of bank stocks and various types of bond securities that were being held in the portfolio.

OTHER EXPENSES

1998 vs 1997

     When comparing the year ended December 31, 1998 with the year ended December 31, 1997, there was a $333,000 or 4% increase in other expenses.

     Salaries and employee benefits expensed during 1998 increased by $107,000 over the amount expensed during 1997 due to a special bonus that was paid to all employees and wage increases.

     Occupancy expense increased $91,000 and furniture and equipment expense decreased in 1998 by $49,000 compared to 1997.
<PAGE 25> The increase in occupancy expense is primarily due to an increase in depreciation resulting from the purchase of an imaging system.

     Other operating expenses, the final component of total other expenses, increased by $184,000. ATM and debit card expenses account for the majority of this difference, $81,000, which is the result of the addition of one ATM machine and increased usage by our customers and foreign customers.

1997 vs 1996

     There was a $417,000, or 6% increase in other expenses when comparing the year ended December 31, 1997 with the year ended
December 31, 1996.

     The amount of salaries and employee benefits expensed during 1997 increased by $476,000 over the amount expensed during 1996 due a special bonus that was paid to all employees, wage increases and also an increase in the number of full-time equivalent employees from 112 at December 31, 1996 to 118 at December 31, 1997.

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

     All of the savings mentioned above, netted against net increases in other expenses, mainly advertising, check imprinting, Pennsylvania Shares Tax and stationery and supplies, account for the $210,000 decline in other operating expenses.
  <PAGE 26>
INCOME TAXES

1998 vs 1997

     The provision for income taxes for the year ended
December 31, 1998 resulted in an effective income tax rate of 24.2% compared to 27.8% for 1997. The decrease in the effective income tax rate was primarily due to a tax credit for Jersey Shore State Bank's investment in a low-to-moderate income housing project.

1997 vs 1996

     The income tax provision for 1997 totaled $2,991,000 or an effective income tax rate of 27.8% compared to 26.9% in 1996.
The increase in the effective income tax rate was primarily due to a decline in tax-exempt interest.

                       FINANCIAL CONDITION

INVESTMENTS

1998

     The investment security portfolio increased in 1998 by $17,723,000 due to net increases in U.S. government agencies, state and political subdivisions, other bonds, notes and debentures and corporate stock of $19,624,000 and a decrease in U.S. treasury securities of 1,901,000. The increase in investment securities is primarily due to purchases of equity securities, and purchases of government securities and state and political subdivisions funded by long-term advances from Federal Home Loan Bank. The total investment portfolio at year end 1998 was comprised of 43% U.S. government and agency securities, 27% state and municipal subdivisions, 29% equity securities, and 1% other bonds, notes and debentures. Held-to-maturity securities had a carrying value of $3,078,000. The largest portion of the portfolio is classified as available-for-sale and had an amortized cost of $85,965,000 with an estimated market value of $93,279,000. Due to the unrealized gain on available-for-sale securities of $7,314,000, shareholders' equity was effected by $4,826,000, net of deferred taxes. At this time, management has no intention to establish a trading securities classification. Management also plans to continue to hold tax-free bonds, which maintain the overall quality of the portfolio, and increase its after- tax yield.

1997

     The investment security portfolio decreased in 1997 by $5,743,000 due to net increases in U.S. treasury securities and corporate stock of $18,073,000 and decreases in U.S. government agencies, state and political subdivisions and other bonds, notes and debentures, of $23,816,000. The total investment portfolio at year end 1997 was comprised of 48% US government and agency
<PAGE 27> securities, 20% state and municipal subdivisions, 30.5%
equity securities, and 1.5% other bonds,notes and debentures. Held-to-maturity securities had a carrying value of $3,234,000. The largest portion of the portfolio is classified as available-for-sale and had an amortized cost of $66,331,000 with an estimated market value of $75,400,000. Due to the unrealized gain on available-for-sale securities of $9,069,000, shareholders' equity was effected by $5,985,000, net of deferred taxes.

     The carrying amounts of investment securities at the dates indicated are summarized as follows ( in thousands):

                                              DECEMBER 31,
                                             1998      1997
US. Treasury securities:
  Held-to-Maturity                         $     0   $     0
  Available-for-Sale                        10,866    12,767
US.government agencies:
  Held-to-Maturity                             339       513
  Available-for-Sale                        30,448    24,695
State and political subdivisions:
  Held-to-Maturity                           2,464     2,471
  Available-for-Sale                        23,466    13,165
Other bonds, notes and debentures:
  Held-to-Maturity                             275       250
  Available-for-Sale                           701       797
    Total bonds, notes and debentures       68,559    54,658
Corporate stock -Available-for-Sale         27,798    23,976
    Total                                  $96,357   $78,634

          The following table shows the maturities and repricing of investment securities at December 31, 1998 and the weighted average yields (for tax-exempt obligations on a fully taxable
<PAGE 28> basis assuming a 34% tax rate) of such securities (in thousands):

                                       WITHIN     AFTER ONE   AFTER FIVE    AFTER
                                         ONE     BUT WITHIN   BUT WITHIN     TEN
                                        YEAR     FIVE YEARS    TEN YEARS    YEARS
US. Treasury securities:
   HTM Amount                          $    0     $     0       $    0     $     0
   Yield                                 0.00%       0.00%        0.00%       0.00%
   AFS Amount                           3,004       7,591            0           0
   Yield                                 6.17%       6.32%        0.00%       0.00%
US.government agencies:
   HTM Amount                               0           0            0         339
   Yield                                 0.00%       0.00%        0.00%       8.83%
   AFS Amount                               0           0            0      30,358
   Yield                                 0.00%       0.00%        0.00%       7.21%
State and political subdivisions:
   HTM Amount                               0       1,142          401         921
   Yield                                 0.00%       6.34%        7.31%       7.34%
   AFS Amount                               0       1,198          687      20,515
   Yield                                 0.00%       9.02%        8.83%       7.71%
Other bonds, notes and debentures:
   HTM Amount                              10         165          100           0
   Yield                                 6.63%       7.34%        7.05%       0.00%
   AFS Amount                               0           0            0         702
   Yield                                 0.00%       0.00%        0.00%       7.62%
   Total Amount                        $3,014     $10,096       $1,188     $52,835
     Total Yield                         6.17%       6.67%        8.14%       7.45%

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

LOAN PORTFOLIO

1998

     Gross loans totaled $196,462,000 at year end, an increase of $8,487,000 or 4.5% over the prior year end. While commercial loans grew by $12,070,000 or 11.9% and consumer loans grew by $1,426,000 or 5.0%, residential real estate mortgages declined by $5,009,000 or 8.6%. Growth has leveled off primarily because of aggressive pricing in the market place.

1997

     At year end gross loans totaled $187,975,000, an increase of $25,332,000 or 15.58% over the prior year end. While commercial and industrial loans grew by $21,949,000 or 27.75%, residential real estate mortgages grew $1,576,000 or 2.77% and consumer loans
<PAGE 29> grew $1,807,000 or 6.78%.  Growth was propelled by increased loan demand and competitive rates.

     The amount of loans outstanding at the indicated dates are shown in the following table according to type of loan (in thousands):

                                                  December 31,
                                                1998       1997
Domestic:
  Real estate mortgage                        $ 53,483   $ 58,492
  Commercial and industrial                    113,112    101,042
  Consumer and all other loans                  29,867     28,441
  Gross loans                                 $196,462   $187,975

     The amounts of domestic loans at December 31, 1998 are presented below by category and maturity (in thousands):


                                           CATEGORY(1)(2)
                                        COMMERCIAL
                               REAL         AND
                              ESTATE       OTHER     CONSUMER     TOTAL
Loans with floating
  interest rates:
1 year or less                $     6    $ 10,002     $  761    $ 10,769
1 through 5 years                  97       3,884        208       4,189
5 through 10 years                561       5,905          0       6,466
After 10 years                  5,041       8,275      1,754      15,070
  Sub Total                     5,705      28,066      2,723      36,494
Loans with predetermined
  interest rates:
1 year or less                    123       5,100      1,428       6,651
1 through 5 years               2,039      19,622     15,978      37,639
5 through 10 years              8,480      14,540      9,708      32,728
After 10 years                 37,136      45,784         30      82,950
   Sub Total                   47,778      85,046     27,144     159,968
     Total                    $53,483    $113,112    $29,867    $196,462

(1) The loan maturity information is based upon original loan terms and is not adjusted for "rollovers". In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

(2) Scheduled repayments are reported in maturity categories in which the payment is due.

     The Bank does not make loans that provide for negative amortization nor do any loans contain conversion features. Also, adjustable rate mortgages are not offered on residential properties. The Bank does not have any foreign loans outstanding at December 31, 1998.
  <PAGE 30>
ALLOWANCE FOR LOAN LOSSES

1998

     At December 31, 1998, the allowance for loan losses stood at $2,501,000 or 1.3% of gross loans. This was an increase of $87,000 or 3.6%.

     Adequacy of the loan loss allowance is determined quarterly in unison with management's comprehensive review of the loan portfolio for credit quality. Reviews are further enhanced by analyses of present and past economic conditions, portfolio trends and growth, peer comparisons and other factors impacting overall credit quality. Underwriting continues to emphasize the need for security and adequate collateral margins.

     In 1998, non accruing loans increased by $94,000 to $646,000, while overall non performing loans were in fact declining. 12% of non accruing loans are meeting contractual obligations and all such loans are real estate secured.

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

                      TOTAL NONPERFORMING LOANS
                           (IN THOUSANDS)

                                   90 DAYS
              NONACCRUAL          PAST DUE          RENEGOTIATED
1998            $  646              $ 56                 $0
1997            $  552              $409                 $0
1996            $  748              $256                 $0
1995            $1,009              $791                 $0
1994            $2,275              $677                 $0
  <PAGE 31>
     If interest had been recorded at the original rate on nonaccrual loans, such income would have approximated $98,000, $81,000 and $86,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Interest income on such loans, which is recorded when received, amounted to approximately $50,000, $42,000 and $43,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The significant reduction in nonaccruing loans over the past five years is attributed to a strengthening in underwriting standards and the successful culmination of several commercial loan workouts.

     At December 31, 1998 and 1997, the Company had loans amounting to approximately $56,000 and $51,000, respectively, that were specifically classified as impaired. Of these amounts $44,000 was included in non-accrual loans in 1997. By definition, a loan is impaired when, based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Due to the low level of loans classified as impaired, and the fact that the majority of such impaired loans are adequately collateralized, impaired loans should not have a material effect on the allowance for loan losses or the earnings of the Company.

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

     3. Problem loan trends and levels compared to outstandings and peer banks.

     4.   Reports of examination of the loan portfolio by the
          Pennsylvania State Banking Department and the Federal
          Deposit Insurance Corporation.   <PAGE 32>

           ALLOCATION IN THE ALLOWANCE FOR LOAN LOSSES
                         (IN THOUSANDS)
                                                     PERCENT OF
                                                      LOANS IN
                                                        EACH
                                                     CATEGORY TO
                                          AMOUNT     TOTAL LOANS
DECEMBER 31, 1998:
Balance at end of period applicable to:
  Domestic:
    Real Estate                           $   50          2.0%
    Commercial and industrial              2,251         90.0%
    Consumer and all other loans             200          8.0%
      Total                               $2,501        100.0%
DECEMBER 31, 1997:
Balance at end of period applicable to:
  Domestic:
    Real Estate                           $   72          3.0%
    Commercial and industrial              2,173         90.0%
    Consumer and all other loans             169          7.0%
      Total                               $2,414        100.0%
DECEMBER 31, 1996:
Balance at end of period applicable to:
  Domestic:
    Real Estate                           $   48          2.0%
    Commercial and industrial              2,172         90.0%
    Consumer and all other loans             193          8.0%
      Total                               $2,413        100.0%
DECEMBER 31, 1995:
Balance at end of period applicable to:
  Domestic:
    Real Estate                           $   24          1.0%
    Commercial and industrial              2,235         95.0%
    Consumer and all other loans              94          4.0%
      Total                               $2,353        100.0%
DECEMBER 31, 1994:
Balance at end of period applicable to:
  Domestic:
    Real Estate                           $   21          1.0%
    Commercial and industrial              2,000         94.0%
    Consumer and all other loan              106          5.0%
      Total                               $2,127        100.0%

DEPOSITS

1998

     There was an increase in average deposits in 1998 of $11,072,000, or 5.3% over 1997's average deposits.

     An increase in other time deposits contributed $5,142,000 to the overall increase. Movements in demand deposits and savings deposits resulted in increases of $3,782,000 and $2,148,000, respectively.
  <PAGE 33>
     The $11,072,000 increase is the result of the Bank's successful efforts to offer competitive interest rates on their savings and other time deposit accounts, in addition to providing an attractive, low-fee checking account product.

     There were approximately $20,950,000 in time deposits exceeding $100,000.

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

     This decline suggests the depositors' desire to invest in higher yielding instruments.

     During 1997, the Bank offered a special CD to make available an opportunity to current and potential depositors to invest in a competitive, high percentage yielding investment as well as to attract additional funds to support increased loan demand.

     Time deposits of $100,000 or more totaled approximately $20,950,000 on December 31, 1998 and $19,524,000 on December 31,
1997. Interest expense related to such deposits was approximately $1,151,000, $851,000 and $750,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Time deposits of $100,000 or more at December 31, 1998 mature as follows: 1999 - $18,613,000; 2000 - $987,000; 2001 - $344,000;
2002 - $405,000; 2003 - $100,000; thereafter - $501,000.

     The average amount and the average rate paid on deposits are summarized below (in thousands): <PAGE 34>

                                           1998               1997               1996
                                         AVERAGE            AVERAGE            AVERAGE
                                     AMOUNT     RATE    AMOUNT     RATE    AMOUNT     RATE
DEPOSITS IN DOMESTIC
  BANK OFFICES:
    Demand deposits:
      Noninterest bearing           $ 33,479   0.00%   $ 29,697   0.00%   $ 27,306   0.00%
      Interest Bearing                38,403   2.62%     36,561   2.68%     37,146   2.63%
    Savings deposits                  46,820   2.84%     46,514   3.07%     47,576   2.94%
    Time deposits                    101,420   5.54%     96,278   5.60%     89,994   5.62%
        Total average deposits      $220,122           $209,050           $202,022

SHAREHOLDERS' EQUITY

1998

     Shareholders' equity is evaluated in relation to total assets and the risk associated with those assets. A company is more likely to meet its cash obligations and absorb unforeseen losses when the capital resources are greater.

     At December 31, 1998, total shareholders' equity increased by $2,652,000 reaching $45,626,000, which is up from $42,974,000 at December 31, 1997. Net income of $6,411,000 was added to equity at year-end 1998, in addition to $184,000 from stock options that were exercised throughout 1998. The net change in the unrealized appreciation on securities available-for-sale from year end 1997 to 1998 reduced shareholders' equity by $1,159,000. A purchase of treasury stock also reduced shareholders' equity by $214,000. Dividends that were paid from equity in 1998 totaled $2,570,000.

1997

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

     Stock dividend distributable was a $12,828,000 component of shareholders' equity at December 31, 1997, resulting from a stock split effected in the form of a 100% stock dividend that was declared by the Board of Directors on November 25, 1997, to shareholders of record, December 15, 1997, issued on January 15, 1998.

     The declaration of the stock split was recorded in 1997 as a reduction in retained earnings, and an increase in stock dividend
<PAGE 35> distributable for the par value of the shares to be issued. This transaction had no net effect on shareholders' equity.

     Bank regulators have issued risk based capital guidelines. Under these guidelines, banks are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 1998, the Company's required ratios were well above the minimum ratios as follows:

                                                     1998
                                                   Minimum
                                  Company         Standards
     Tier 1 capital ratio          20.23%           4.00%
     Total capital ratio           22.73%           8.00%

     For a more comprehensive discussion of these requirements, see "Regulations and Supervision" on Page 41 of Form 10K.
Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS:

     The ratio of net income to average total assets and average shareholders' equity and certain ratios are presented as follows:

                                        1998      1997      1996
Percentage of net income to:
  Average total assets                  2.12%     2.88%     2.12%
  Average shareholders' equity         14.23%    20.07%    17.25%
Percentage of dividends declared
  per common share                     40.00%    28.05%    28.57%
Percentage of average shareholders'
  equity to average total assets       14.89%    14.46%    12.31%

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

     Liquidity is generated from transactions relating to both the Company's assets and liabilities. Liquidity from assets is achieved primarily through temporary investments in Federal funds sold and time deposits with financial institutions. Cash receipts arising from normal customer loan payments provide
<PAGE 36> another important source of asset related liquidity.
On the liability side, deposit growth and temporary borrowings from the Federal Home Loan Bank of Pittsburgh's Repo Plus product provide liquidity. The liquidity provided by these sources is more than adequate to meet the Company's needs.

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

     In addition to gap management, the Company has recently developed an asset liability management policy which incorporates two new tools in managing interest rate risk. A market value at risk calculation which is used to determine the effects of interest rate movements on shareholders' equity is now being utilized, as well as simulation analysis to monitor the effects of interest rate changes on the Company's balance sheets.

INTEREST RATE SENSITIVITY

     The following table sets forth the Bank's interest rate sensitivity as of December 31, 1998: <PAGE 37>

                                                 AFTER ONE    AFTER TWO    AFTER
                                      WITHIN    BUT WITHIN   BUT WITHIN     FIVE
                                     ONE YEAR    TWO YEARS   FIVE YEARS    YEARS
Earning assets(1)(2)
  Investment securities(1)           $ 12,039    $ 11,944     $ 28,549    $36,535
  Loans(2)                             74,521      23,175       83,068     15,698
Total earning assets                   86,560      35,119      111,617     52,233
Interest-bearing liabilities:
  Deposits(3)                         108,911      20,659       45,761     14,394
  Borrowings                           11,370         147       20,440      1,048
Total interest-bearing liabilities    120,281      20,806       66,201     15,442
Net non-interest bearing
  funding(4)                           11,317       8,518       20,518     22,446
Total net funding sources             131,598      29,324       86,719     37,888
Excess assets (liabilities)           (45,038)      5,795       24,898     14,345
Cumulative excess                     (45,038)    (39,243)     (14,345)         0
  assets (liabilities)

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

     (4) Net noninterest-bearing funds is the sum of noninterest-bearing liabilities and shareholders' equity minus noninterest-earning assets and reflect managerial assumptions as to the appropriate maturity categories.

     In this analysis the Company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOWs, savings accounts, and the MMDA accounts will be adjusted by 50% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in its balance sheet. Below are the results of the rate shock analysis for the periods indicated:
  <PAGE 38>
                                Net Interest Income
         Changes in Rates       Change (After tax)
                                    December 31
                                 1998         1997
               -200             $  421       $ 306
               -100             $  239       $ 161
               +100             $(273)       $(172)
               +200             $(553)       $(345)

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

MERGER WITH FIRST NATIONAL BANK OF SPRING MILLS

     On January 11, 1999, Penns Woods Bancorp, Inc. and First National Bank of Spring Mills,("FNBSM") completed the merger of FNBSM with and into Jersey Shore State Bank, the wholly owned banking subsidiary of Penns Woods Bancorp, Inc. Penns Woods Bancorp, Inc., Jersey Shore State Bank and FNBSM completed the merger in accordance with an agreement and plan of merger, dated as of July 22, 1998 between Penns Woods Bancorp, Inc. and FNBSM.

     The merger provides Penns Woods Bancorp, Inc. with a natural extension of its existing Pennsylvania community bank franchise by establishing a strong presence in Centre County, Pennsylvania.

     The combination of the two companies provides the potential benefit of a reduction in total expenses. The primary expense reduction is expected to be in data processing. First National Bank of Spring Mills outsourced their data processing function. Jersey Shore State Bank's in house processing system is now handling all processing for the combined institution.

     When reviewing the pro-forma financial statements included in the audit report, it is important to note that $390,000 merger related costs were expensed during 1998.

     Although we can not forecast the future, management does expect the results of the merger to be favorable.
  <PAGE 39>
INFLATION

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

COMPREHENSIVE INCOME

     Comprehensive income is a measure of all the changes in equity of a corporation. It excludes transactions with owners in their capacity as owners (i.e. stock options granted or exercised, repurchase of treasury stock transactions, and dividends to shareholders).

     Other comprehensive income is the difference between Net Income and Comprehensive Income. The Company's Other Comprehensive Income is composed of unrealized gains and losses on available-for-sale securities, net of deferred income tax. Comprehensive income is not a measure of net income. Net Income would be affected by Other Comprehensive Income only in the event that the entire securities portfolio was sold on the statement date.

     Unrealized gains or losses reflected in the Company's
Comprehensive Income may vary widely at statement dates as a result of changing markets and /or interest rate movements.

     Other Comprehensive Income (Loss) for the years ended
December 31, 1998, 1997 and 1996 were ($1,159,000), $3,633,000 and ($106,000) respectively.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

     This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, Penns Woods Bancorp, Inc. and its subsidiaries (the "Company") notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the company's business include the following: general economic conditions and changes in interest rates including their impact on capital
<PAGE 40> expenditures; business conditions in the banking
industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; the effect of changes in accounting policies and practices, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; changes in the Company's organization, compensation and benefit plans; the inability of the Company to accurately estimate the cost of systems preparation for Year 2000 compliance; and similar items.

YEAR 2000 COMPLIANCE

Definitions

Company:       Penns Woods Bancorp, Inc.

Bank:          Jersey Shore State Bank

Awareness:     Recognition of "Year 2000" issues and their
               potential effect on the Company.

Assessment:    First, determining which systems are mission
               critical and which are not. Second, quantifying risk in loans, deposits, investments as well as outside suppliers and services.

Remediation:   First, the actual replacement or upgrading of
               noncompliant systems. Second, drafting of procedures and contingency plans for expected and undeterminable effects.

Testing: Actual analysis of the way remediated systems work, independently and together, to assure accurate information through and after Year 2000"
               Implementation: All areas are certified "Year 2000" compliant and are in place in the everyday operations of the Company and the Bank.

YEAR 2000 PROGRESS

     The Company appointed, through the Bank, a "Year 2000
Committee" on September 18, 1997, to conduct the awareness, assessment, remediation , testing and implementation phases of the compliance plan.

     As of December 31, 1998 the first three of the five phases are complete. All mission critical systems have been tested.
Some smaller peripheral systems are in the process of being tested.

     Critical core providers were quick to respond with Year 2000
certifications of their software.   Customer and third party
response went well in accordance with the timetable established
<PAGE 41> for their completion.  At this time, no significant projects have been delayed as a result of the Company's Year 2000 efforts.

     Contingency plans in the event of unforeseen operational difficulties have been drafted and should be in place by March
31. 1999. Remaining costs, identified historically, associated with Year 2000 deficiencies are the automated teller machine upgrades, estimated at $8,000. The majority of the costs related to the year 2000 issue have been internal and have not been quantified.

     Capital purchases related to the Y2K issue expected for 1999 are anticipated to either be zero or minimal.

     Contingency plans remain part of the Year 2000 compliance program because no absolute guarantee, even if available, would prevent unfavorable Year 2000 issues stemming from unforseen difficulties due to future changes in third party readiness.

     Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams. In May 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project management awareness. The FFIEC has highly prioritized Year 2000 compliance in order to avoid major disruptions to the operations of financial institutions and the
country's financial systems when the new century begins.   The
FFIEC statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the Year 2000 Issue.

     The federal banking agencies have been conducting Year 2000 examinations. The failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice. The Company and the Bank are regulated by the Federal Reserve and F.D.I.C. respectively. Both are reviewed regularly for Year 2000 issues. The F.D.I.C. established examination procedures which contain three categories of ratings which are satisfactory, needs improvement, and unsatisfactory.
Institutions that receive a Year 2000 rating of unsatisfactory may be subject to formal enforcement action, supervisory agreements, cease and desist orders, civil money penalties, or the appointment of a conservator. In addition, the F.D.I.C.
will be taking into account Year 2000 compliance programs when reviewing applications and may deny an application because of Year 2000 issues. Failure to adequately prepare for Year 2000 issues could negatively impact the Company's banking operations, including the imposition of restrictions upon its operations by the F.D.I.C.
  <PAGE 42>
     Despite the Company's activities in regards to the Year 2000 issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's business, financial condition, results of operations, and business prospects.

ITEM  7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
          RISK

     Incorporated by reference to the information included under the caption "Interest Rate Sensitivity" under Item 7 hereof.

ITEM  8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      Report of Independent
                  Certified Public Accountants

To the Shareholders and Board of Directors
Penns Woods Bancorp, Inc. and Subsidiaries
Jersey Shore, Pennsylvania:

     We have audited the accompanying consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


Williamsport, Pennsylvania
January 15, 1999

                          Consolidated
                          Balance Sheet
                   December 31, 1998 and 1997

                                            (IN THOUSANDS)
                                              1998        1997
ASSETS:
Cash and due from banks                     $ 10,858    $ 12,557
Securities available-for-sale                 93,279      75,400
Securities held-to-maturity                    3,078       3,234
Loans, net                                   193,551     185,153
Bank premises and equipment, net               4,076       3,835
Accrued interest receivable                    1,752       1,708
Foreclosed assets held for sale                   40          35
Other assets                                   3,129       2,066

TOTAL                                       $309,763    $283,988
                                            ========    ========
LIABILITIES:
Interest-bearing deposits                   $189,726    $184,725
Noninterest-bearing deposits                  38,811      35,811

    TOTAL DEPOSITS                           228,537     220,536

Securities sold under repurchase
  agreements                                  11,223       8,580
Other borrowed funds                               -       6,980
Long-term Borrowings                          20,000           -
Accrued interest payable                         965         907
Other liabilities                              3,412       4,011

    TOTAL LIABILITIES                        264,137     241,014

SHAREHOLDERS' EQUITY:
Common stock, par value $10,
  10,000,000 shares authorized                25,784      12,828
Stock dividend distributable                       -      12,828
Additional paid-in capital                     4,768       4,712
Retained earnings                             10,462       6,621
Accumulated other comprehensive income         4,826       5,985
Less: Treasury stock at cost                    (214)          -

    TOTAL SHAREHOLDERS' EQUITY                45,626      42,974

    TOTAL                                   $309,763    $283,988
                                            ========    ========

         See Notes to Consolidated Financial Statements

                          Consolidated
                       Statement of Income
      For the Years Ended December 31, 1998, 1997 and 1996

                                              (IN THOUSANDS EXCEPT SHARE DATA)
                                                1998        1997        1996
INTEREST INCOME:
Interest and fees on loans                   $  17,936   $  16,234   $  15,022
Interest and dividends on investments:
  Taxable interest                               2,922       2,822       3,126
  Tax-exempt interest                            1,042       1,185       1,295
  Dividends                                        691         520         529
Interest on federal funds sold                       0          62          25

    TOTAL INTEREST INCOME                       22,591      20,823      19,997

INTEREST EXPENSE:
Interest on deposits                             7,953       7,674       7,430
Interest on securities sold under
  repurchase agreements                            540         432         310
Interest on other borrowings                       954         211         339

    TOTAL INTEREST EXPENSE                       9,447       8,317       8,079

NET INTEREST INCOME                             13,144      12,506      11,918

PROVISION FOR LOAN LOSSES                          300         220         105

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES                                     12,844      12,286      11,813

OTHER INCOME:
Service charges                                  1,046         858         840
Securities gains, net                            2,076       4,656       1,345
Other operating income                             212         326         276

    TOTAL OTHER INCOME                           3,334       5,840       2,461

OTHER EXPENSES:
Salaries and employee benefits                   4,225       4,118       3,642
Occupancy expense, net                             573         482         466
Furniture and equipment expense                    639         688         553
Other operating expenses                         2,280       2,096       2,306

    TOTAL OTHER EXPENSES                         7,717       7,384       6,967

INCOME BEFORE INCOME TAX PROVISION               8,461      10,742       7,307

INCOME TAX PROVISION                             2,050       2,991       1,965

NET INCOME                                   $   6,411   $   7,751   $   5,342
                                             =========   =========   =========
EARNINGS PER SHARE - BASIC                   $    2.50   $    3.03   $    2.10
                                             =========   =========   =========
EARNINGS PER SHARE - DILUTED                 $    2.49   $    3.01   $    2.09
                                             =========   =========   =========
WEIGHTED AVERAGE SHARES OUTSTANDING          2,568,780   2,556,804   2,544,561
                                             =========   =========   =========

    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                              ACCUMULATED
                                 COMMON                   STOCK     ADDITIONAL                   OTHER                     TOTAL
                                  STOCK                 DIVIDEND      PAID-IN     RETAINED   COMPREHENSIVE  TREASURY   SHAREHOLDERS'
                                 SHARES      AMOUNT   DISTRIBUTABLE   CAPITAL     EARNINGS      INCOME       STOCK         EQUITY
Balance, December 31, 1995      1,271,339   $12,714      $ -          $4,453      $10,060       $ 2,458      $   -        $29,685

Comprehensive Income:

Net income                                                                          5,342                                   5,342

Unrealized loss on securities,
  net of reclassification
  adjustments and tax effects                                                                      (106)                     (106)

   Total comprehensive income                                                                                               5,236

Dividends Declared, $0.60                                                          (1,529)                                 (1,529)

Stock options exercised             5,959        59                      106                                                  165

Balance, December 31, 1996      1,277,298   $12,773       -           $4,559      $13,873        $2,352          -        $33,557

Comprehensive Income:
Net income                                                                          7,751                                   7,751

Unrealized loss on securities,                                                                                                -
  net of reclassification
  adjustments and tax effects                                                                     3,633                     3,633

   Total comprehensive income                                                                                              11,384

Dividends Declared, $0.85                                                          (2,175)                                 (2,175)

Stock options exercised             5,481        55                      153                                                  208

Declaration of stock
split in the form of a 100%
stock dividend                                            12,828                  (12,828)                                      -

Balance, December 31, 1997      1,282,779   $12,828      $12,828      $4,712       $6,621       $ 5,985          -        $42,974

Stock split effected in the     1,282,779    12,828      (12,828)
of a 100% stock dividend

Comprehensive Income:
Net income                                                                          6,411                                   6,411

Unrealized loss on securities,
  net of reclassification
  adjustments and tax effects                                                                      (1,159)                 (1,159)

   Total comprehensive income                                                                                               5,252

Dividends Declared, $1.00                                                          (2,570)                                 (2,570)

Stock options exercised            12,794       128                       56                                                  184

Treasury stock acquired,
3,656 shares                                             _______                                               (214)         (214)
  <PAGE 46>
Balance, December 31, 1998      2,578,352   $25,784            -      $4,768      $10,462      $  4,826       $(214)      $45,626
                                =========   =======      =======      ======      =======      ========       =====       =======

         See Notes to Consolidated Financial Statements

                     Consolidated Statement
                          of Cash Flows
      For the Years Ended December 31, 1998, 1997 and 1996

                                                            (IN THOUSANDS)
                                                     1998        1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  6,411    $  7,751    $  5,342
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                        419         379         365
    Provision for loan losses                           300         220         105
    Amortization of investment security premiums         65          37          20
    Accretion of investment security discounts         (105)       (117)        (70)
    Securities gains, net                            (2,076)     (4,656)     (1,345)
    Gain on sale of foreclosed assets                   (12)        (67)        (40)
    Stock option compensation expense                     -           7          16
    Decrease(increase) in all other assets           (1,107)        438      (1,130)
    (Decrease)increase in all other liabilities          78        (805)        113
      Net cash provided by operating activities       3,973       3,187       3,376

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available-for-sale         (47,119)    (58,348)    (47,761)
  Proceeds from sales and maturities of
    securities available-for-sale                    27,607      74,437      33,038
  Proceeds from the sale of foreclosed assets            47         426       1,083
  Purchase of securities held-to-maturity              (323)       (200)     (1,296)
  Proceeds from calls and maturities of
    securities held to-maturity                       2,473          96       1,015
  Net increase in loans                              (8,738)    (25,660)     (9,025)
  Acquisition of bank premises and equipment           (660)       (379)       (391)
    Net cash used in investing activities           (26,713)     (9,628)    (23,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase(decrease) in interest-bearing
    deposits                                          5,001      10,665      (1,019)
  Net increase in noninterest-bearing deposits        3,000       6,855       1,777
  Net (decrease) increase in securities
    sold under repurchase agreements                  2,643       2,952        (716)
  (Decrease)increase in other borrowed funds         (6,980)     (7,511)     14,491
  Proceeds from long-term borrowings                 20,000         -           -
  Dividends paid                                     (2,570)     (2,175)     (1,529)
  Stock options exercised                               161         197         118
  Purchase of Treasury Stock                           (214)        -           -
    Net cash provided by financing activities        21,041      10,983      13,122

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                        (1,699)      4,542      (6,839)

CASH AND CASH EQUIVALENTS, BEGINNING                 12,557       8,015      14,854

CASH AND CASH EQUIVALENTS, ENDING                  $ 10,858    $ 12,557    $  8,015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     The Company paid approximately $9,389,000, $8,294,000 and
$8,114,000 in interest on deposits and other borrowings during 1998, 1997 and 1996, respectively. <PAGE 48>

     The Company made income tax payments of approximately
$2,453,000, $3,096,000 and $1,998,000 during 1998, 1997 and 1996, respectively.

     Transfers from loans to foreclosed assets held for sale amounted to approximately $40,000, $142,000 and $352,000 in 1998,
1997 and 1996, respectively.

         See Notes to Consolidated Financial Statements

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

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

     Investment Securities: Investment securities are classified as held-to-maturity, available-for-sale or trading.
  <PAGE 50>
     Securities held-to-maturity include bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.

     Trading account securities are recorded at their fair values. Unrealized gains and losses on trading account securities are included in other income. The Company has no trading account securities as of December 31, 1998 or 1997.

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

     Declines in the fair value of individual securities held-to-maturity and available-for-sale below their cost that are other than temporary result in write downs of the individual securities to their fair value and are included in earnings as realized losses.

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

     Allowance for Loan Losses: The provision for loan losses charged to operations reflects the amount deemed appropriate by management to establish an adequate allowance to meet the present and foreseeable risks of the loan portfolio. Management's judgment is based upon evaluation of individual loans, overall
<PAGE 51> risk of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors.

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

NOTE B - PER SHARE DATA

     Earnings per share is based on the weighted-average number of shares of common stock outstanding. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", requires presentation of two amounts, basic and diluted earnings per share.

     The number of shares used in calculating basic and diluted earnings and cash dividends per share reflect the retroactive effect of stock dividends declared. The following data show the amounts used in computing earnings per share:
  <PAGE 52>
                                            Common
                                Income      Shares      Earnings
                              Numerator   Denominator   Per Share
1998
  Earnings per share -
    basic                    $6,411,000    2,568,780      $2.50
  Stock options                                6,500

  Earnings per share -
    diluted                  $6,411,000    2,575,280      $2.49

1997
  Earnings per share -
    basic                    $7,751,000    2,556,804      $3.03
  Stock options                               22,499

  Earnings per share -
    diluted                  $7,751,000    2,579,303      $3.01

1996
  Earnings per share -
    basic                    $5,342,000    2,544,561      $2.10
  Stock options                               14,941

  Earnings per share -
    diluted                  $5,342,000    2,559,502      $2.09

NOTE C - COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

     The adoption of SFAS No. 130 had no effect on the Company's net income or shareholders' equity for 1998, 1997 or 1996. As required by SFAS No. 130, the consolidated financial statements for 1997 and 1996 have been reclassified to reflect application of this pronouncement.

     The components of other comprehensive income and related tax effects are as follows (in thousands):

                                    Years Ended December 31, 1999
                                       1998       1997     1996
Unrealized holding gains on
   available-for-sale securities     $   321    $10,161   $1,184
Less: Reclassification adjustment
  for gains realized in income         2,076      4,656    1,345
Net unrealized gains(losses)          (1,755)     5,505     (161)
  <PAGE 53>
Tax effect                              (596)     1,872      (55)

Net-of-tax effect                    $(1,159)   $ 3,633   $ (106)

NOTE D - CASH AND DUE FROM BANKS

     Banks are required to maintain reserves consisting of vault cash and deposit balances with the Federal Reserve Bank in their district. The reserves are based on deposit levels during the year and account activity and other services provided by the Federal Reserve Bank. Average daily currency, coin and cash balances with the Federal Reserve Bank needed to cover reserves against deposits for 1998 ranged from $1,738,000 to $2,752,000. For 1997, these balances ranged from $1,274,000 to $2,110,000. Average daily cash balances with the Federal Reserve Bank required to cover services provided to the Bank amounted to $800,000 throughout 1998 and 1997. Total balances restricted at December 31, 1998 and 1997, respectively, were $3,246,000 and $2,821,000.
  <PAGE 54>
NOTE E - INVESTMENT SECURITIES

     The amortized cost of investment securities and their approximate fair values at December 31, 1998 and 1997 were as follows (in thousands):


                                                DECEMBER 31, 1998
                                                 Gross        Gross
                                  Amortized   Unrealized   Unrealized    Fair
                                     Cost        Gains       Losses     Value
Securities available-for-sale:
  Equity securities                $20,297      $6,417        $579     $26,135
  U.S. government and agency
    securities                      40,953         399          38      41,314
  State and municipal securities    22,400       1,133          67      23,466
  Restricted equity securities       1,613          50           -       1,663
  Other debt securities                702           -           1         701
                                   $85,965      $7,999        $685     $93,279

Securities held-to-maturity:
  U.S. government and agency
    securities                     $   339      $   15           -         354
  State and municipal securities     2,464          49           1       2,512
  Other debt securities                275           -           -         275
                                   $ 3,078      $   64        $  1     $ 3,141

                                                DECEMBER 31, 1997
                                                 Gross        Gross
                                  Amortized   Unrealized   Unrealized     Fair
                                     Cost        Gains       Losses      Value
Securities available-for-sale:
   Equity securities               $14,774      $7,897        $  1     $22,670
   U.S. government and agency
      securities                    37,096         366           -      37,462
   State and municipal securities   12,407         759           1      13,165
   Restricted equity securities      1,256          50           -       1,306
   Other debt securities               798           -           1         797
                                   $66,331      $9,072        $  3     $75,400
Securities held-to-maturity:
   U.S. government and agency
      securities                   $   513      $   23        $  -     $   536
   State and municipal securities    2,471          44           -       2,515
   Other debt securities               250           1           -         251
                                   $ 3,234      $   68        $  0     $ 3,302

     The amortized cost and fair value of debt securities at December 31, 1998, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
  <PAGE 55>

                                      Securities           Securities
                                   Held-to-Maturity    Available-for-Sale
                                Amortized    Fair     Amortized     Fair
                                   Cost      Value       Cost      Value
Due in one year or less           $   10    $   10     $ 3,004    $ 3,022
Due from one year to five years    1,307     1,322       8,789      9,135
Due from five to ten years           501       517         687        752
Due after ten years                1,260     1,292      51,575     52,572
                                  $3,078    $3,141     $64,055    $65,481

     Gross realized gains and gross realized losses on sales of available-for-sale securities were (in thousands):

                                          1998      1997    1996
Gross realized gains:
  U.S. government and agency
    securities                           $   72   $   68   $   13
  State and municipal securities              -      286      466
  Equity securities                       2,024    4,923    1,362
  Other debt securities                       -        -       13
                                         $2,096   $5,277   $1,854

Gross realized losses:
  U.S. government and agency
      securities                         $    5   $  579   $  445
  State and municipal securities              5       19       27
  Equity securities                          10        1       18
   Other debt securities                      -       22       19
                                         $   20   $  621   $  509

     During 1996, the Company sold a debt security with a carrying value of $465,000 which had been classified as held to maturity. Subsequent to the purchase of this security, the Company received information indicating that this was not a bank qualified investment. This transaction resulted in a realized gain of approximately $8,000 for the year 1996. There were no sales of securities classified as held to maturity in 1998 or 1997.

     Investment securities with a carrying value of approximately
$22,729,000 and $18,971,000 at December 31, 1998 and 1997,
respectively, were pledged to secure certain deposits, security repurchase agreements and for other purposes as required by law.

     There is no concentration of investments that exceed 10% of shareholders' equity for any individual issuer, excluding those guaranteed by the U.S. government.
  <PAGE 56>
NOTE F - LOANS

     Major loan classifications are summarized as follows (in thousands):

                                                    DECEMBER 31, 1998
                                              PAST DUE   PAST DUE
                                              30 TO 90    90 DAYS     NON-
                                    CURRENT     DAYS      OR MORE   ACCRUAL     TOTAL
Real estate loans - mortgage       $ 46,078    $2,903       $32       $596    $ 49,609
Real estate loans - construction      3,844        30         -          -       3,874
Commercial and industrial loans     112,514       532        22         44     113,112
Consumer and all other loans         29,417       442         2          6      29,867

Gross loans                        $191,853    $3,907       $56       $646     196,462
  Less: Unamortized loan
          fees/costs                                                               410
        Allowance for loan losses                                                2,501

Loans, net                                                                    $193,551

                                                    DECEMBER 31, 1998
                                              PAST DUE   PAST DUE
                                              30 TO 90    90 DAYS     NON-
                                    CURRENT     DAYS      OR MORE   ACCRUAL     TOTAL
Real estate loans - mortgage       $ 53,492    $1,765      $ 88       $136    $ 55,481
Real estate loans - construction      3,011         -         -          -       3,011
Commercial and industrial loans       9,362       988       283        409     101,042
Consumer and all other loans         27,871       525        38          7      28,441

Gross loans                        $183,736    $3,278      $409       $552    $187,975

  Less: Unearned income                                                              4
        Unamortized loan
          fees/costs                                                               404
        Allowance for loan losses                                                2,414

Loans, net                                                                    $185,153

     Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $646,000 and $552,000 at December 31, 1998 and 1997, respectively. If interest had been recorded at the original rate on those loans, such income would have approximated $98,000, $81,000, and $86,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Interest income on such loans, which is recorded as received, amounted to approximately $50,000, $42,000 and $43,000 for the years ended December 31, 1998, 1997 and 1996, respectively.
  <PAGE 57>
     Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                        YEAR ENDED DECEMBER 31,
                                       1998      1997      1996
Balance, beginning of year            $2,414    $2,413    $2,353
Provision charged to operations          300       220       105
Loans charged off                       (271)     (327)     (242)
Recoveries                                58       108       197
Balance, end of year                  $2,501    $2,414    $2,413

     At December 31, 1998 and 1997, the Company had loans amounting to approximately $56,000 and $51,000 respectively, that were specifically classified as impaired. Of these amounts, $44,000, was included in nonaccrual loans in 1997. By definition, a loan is impaired when, based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. (This classification excludes large groups of smaller balance loans that are collectively evaluated for impairment, such as residential mortgage, credit card and consumer installment loans.) In 1998 and 1997, the average balance of these loans amounted to approximately $56,000 and $52,000, respectively for the year. There was no specific allowance for the loan losses related to impaired loans at December 31, 1998 and 1997. Due to the low level of loans classified as impaired, and the fact that the majority of such impaired loans are adequately collateralized, impaired loans should not have a material effect on the allowance for loan losses or the earnings of the Company. The following is a summary of cash receipts on these loans and how they were applied (in thousands):

                                               1998   1997   1996
Cash receipts applied to reduce principal
  balance                                       $1     $1     $ 6
Cash receipts recognized as interest income      8      2       5
                  Total                         $9     $3     $11

     The Company has no commitments to loan additional funds to borrowers with impaired or nonaccrual loans.

     The Company has no concentration of loans to borrowers engaged in similar businesses or activities which exceed 5% of total assets at December 31, 1998 or 1997.

     The Company grants commercial, industrial, residential and consumer loans to customers throughout Northcentral Pennsylvania.
Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions within this region.
  <PAGE 58>
NOTE G - BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are summarized as follows (in thousands):

                                                  DECEMBER 31,
                                               1998         1997
Land                                         $  511        $  511
Bank premises                                 3,871         3,670
Furniture and equipment                       3,991         3,583
Leasehold improvements                          601           551
  Total                                       8,974         8,315
Less accumulated depreciation                 4,898         4,480
    Net                                      $4,076        $3,835

NOTE H - DEPOSITS

     Time deposits of $100,000 or more totaled approximately $20,950,000 on December 31, 1998 and $19,524,000 on December 31,
1997. Interest expense related to such deposits was approximately $1,151,000, $851,000 and $750,000 for the years ended
December 31, 1998, 1997 and 1996, respectively. Time deposits of $100,000 or more at December 31, 1998 mature as follows: 1999 - $18,613,000; 2000 - $988,000; 2001 - $344,000; 2002 - $405,000;
2003 - $100,000; thereafter - $501,000.

NOTE I - OTHER BORROWED FUNDS

     At December 31, 1998, the Company did not have any borrowings in the form of advances received from the Federal Home Loan Bank of Pittsburgh under the "Repo Plus" credit program. There were $6,980,000 of such borrowings at December 31, 1997. The weighted average interest rate for the years ended
December 31, 1998, 1997 and 1996 was 5.60%, 5.63% and 5.44%,
respectively. The maximum amount of other borrowed funds outstanding at any time was $11,760,000, $14,491,000 and $16,737,000, respectively, for those same periods.

NOTE J - LONG-TERM BORROWINGS

     Long Term borrowings are "Convertible Select" advances with the Federal Home Bank of Pittsburgh ("FHLB"). These advances are set at a fixed rate for five years. After the five years, FHLB has the option to convert the advance to a floating rate. The borrowings are as follows (in thousands):

                                                            1998
5.54%, maturing April 7, 2008                             $10,000
5.56%, maturing June 16, 2008                              10,000

       Total advances                                      20,000

     Both advances are collateralized by the Company's Federal
Home Loan Bank stock, deposits and mortgage loans.
  <PAGE 59>
NOTE K - INCOME TAXES

     The following temporary differences gave rise to the net deferred tax liability at December 31, 1998 and 1997 (in thousands):

                                                1998         1997
Deferred tax asset:
  Allowance for loan losses                   $   542    $   506
  Deferred compensation                           234        198
  Contingencies                                    75         75
  Pension                                         126        107
  Loan fees and costs                             139        137
  Stock option                                     18         25
      Total                                     1,134      1,048
Deferred tax liability:
  Bond accretion                                  (25)       (39)
  Depreciation                                   (122)      (117)
  Unrealized gains on available-
    for-sale securities                        (2,486)    (3,083)
      Total                                    (2,633)    (3,239)
Deferred tax liability, net                   $(1,499)   $(2,191)

     The provision for income taxes is comprised of the following
(in thousands):

                                        YEAR ENDED DECEMBER 31,
                                       1998      1997      1996
Currently payable                     $2,149    $3,095    $2,110
Deferred benefit                         (99)     (104)     (145)
  Total provision                     $2,050    $2,991    $1,965

     The effective federal income tax rate for the years ended December 31, 1998, 1997 and 1996 was 24.2%, 27.8% and 26.9%,
respectively. A reconciliation between the expected income tax and rate and the effective income tax and rate on income before income tax provision follows (in thousands):

                                   1998               1997               1996
                             AMOUNT      %      AMOUNT     %       AMOUNT      %
Provision at expected rate   $2,877    34.0%    $3,759    35.0%    $2,484    34.0%
Increase (decrease) in
  tax resulting from:
  Tax-exempt income            (365)   (4.30)     (570)   (5.4)      (578)   (7.9)
  Other, net                   (462)   (5.5)      (198)   (1.8)        59     0.8
  Effective income tax
    and rates                $2,050    24.2%    $2,991    27.8%    $1,965    26.9%

  <PAGE 60>
NOTE L -   EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN

     The Company has a noncontributory defined benefit pension plan (the "Plan") for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.

     During 1998, the Company adopted SFAS No. 132 "Employers' Disclosures About Pensions and Other Postretirement Benefits". As required under SFAS No. 132, the following tables show the funded status and components of net periodic benefit cost from this defined benefit plan (in thousands). <PAGE 61>

Pension Benefits

                                                 1998      1997
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year       $3,026    $2,664
  Service cost                                     222       191
  Interest cost                                    213       185
  Plan participants' contributions                   -         -
  Amendments                                         -         -
  Actuarial loss                                    59        19
  Benefits paid                                    (61)      (33)
  Benefit obligation at end of year              3,459     3,026

CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of
    year                                         2,819     2,137
  Actual return on plan assets                     547       510
  Employer contribution                            171       205
  Plan participants' contributions                   -         -
  Benefits paid                                    (61)      (33)
  Fair value of plan assets at end of year       3,476     2,819
                                                    17      (207)
  Unrecognized net actuarial gain                 (619)     (357)
  Unrecognized transition asset                    (35)      (38)
  Unrecognized prior service cost                  268       286
  Accrued benefit cost                          $ (369)   $ (316)

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
  Discount rate                                   7.00%     7.00%
  Expected return on plan assets                  8.00%     8.00%
  Rate of compensation increase                   5.00%     5.00%

COMPONENTS OF NET PERIODIC BENEFIT COST:
  Service costs                                 $  222    $  191
  Interest cost                                    213       185
  Expected return on plan assets                  (224)     (171)
  Amortization of transition asset                  (3)       (3)
  Amortization of prior service cost                18        20
  Recognized net actuarial gain                     (1)        -
  Net periodic benefit cost                     $  225    $  222

401(k) SAVINGS PLAN

     The Company offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404 and 415. The Company may make matching contributions equal to a discretionary percentage to be determined by the Company. Participants are at all times fully vested in their contributions and vest over a period of five years in the employer contribution. Contribution expense was approximately $54,000, $52,000 and $45,000 for the years ended December 31, 1998, 1997 and 1996, respectively.
  <PAGE 62>
DEFERRED COMPENSATION PLAN

     The Company has a deferred compensation plan whereby participating directors elected to forego director's fees for a period of five years. Under this plan the Company will make payments for a ten year period beginning at age 65, in most cases or at death if earlier, at which time payments would be made to their designated beneficiaries.

     To fund benefits under the deferred compensation plan, the Company has acquired corporate owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company. The total expense charged to other expenses was approximately $114,000, $114,000 and $114,000 for the three years ended December 31, 1998. Benefits paid under the Plan were approximately $45,000 in 1998 and 1997, and $39,000 in 1996.

NOTE M - STOCK OPTIONS

     Prior to 1998, the Company granted a select group of its officers options to purchase shares of its common stock. These options, which are immediately exercisable, expire within three to ten years after having been granted. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for these options. Accordingly, compensation expense is recognized on the grant date, in amounts equivalent to the intrinsic value of the options (stock price less exercise price, at measurement date). Had compensation costs for these options been determined based on the fair values at the grant dates for awards consistent with the method of SFAS No. 123, the effect on the Company's net income and earnings per share for 1998, 1997 and 1996 would have been insignificant. For purposes of the calculations required by SFAS No. 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option- pricing model with the following weighted average assumptions for grants issued in 1998, 1997 and 1996, respectively: dividend yield of 2.52%, 3.45% and 3.05%, respectively; risk free interest rates of 5.63%, 5.69% and 5.81%, respectively; expected option lives of three years and expected volatility of 14.51%, 17.50% and 17.58%, respectively.

     Also in 1998, the Company adopted the "1998 Stock Option Plan" for key employees and director's. Both incentive stock options and nonqualified stock options may be granted to eligible employees of the Company. In addition, non-employee directors are eligible to receive grants of nonqualified stock options. Incentive stock options granted under the 1998 Plan may be exercised not later than five years after the date of grant. Nonqualified stock options granted under the 1998 Plan may be exercised not later than 10 years after the date of grant. Each option granted under the 1998 Plan shall be exercisable only after the expiration of six months following the date of grant of such option.
  <PAGE 63>
     A summary of the status of the Company's common stock option plans, adjusted to reflect a stock split effective in the form of a 100% stock dividend issued January 15, 1998, is presented below:

                                                 1998                 1997                 1996
                                                   Weighted-            Weighted-            Weighted-
                                                    Average              Average              Average
Stock Options                                       Exercise             Exercise            Exercise
                                          Shares     Price     Shares     Price     Shares     Price
Outstanding, beginning of year            29,684     $20.57    24,746     $14.27    26,464     $11.08
Granted                                    9,000      58.50    15,900      25.58    10,200      17.50
Exercised                                 12,794      12.59    10,962      17.97    11,918       9.94
Forfeited                                     -         -         -          -         -          -
Outstanding, end of year                  25,890     $37.69    29,684     $20.57    24,746     $14.27
Options exercisable at year-end           16,890               29,684               24,746
Fair value of options granted during
  the year                                 $7.89                $6.86                $4.60

     The following table summarizes information about nonqualified and incentive stock options outstanding at December 31, 1998:

Exercise         Number            Remaining            Number
 Prices       Outstanding      Contractual Life      Exercisable
 17.500            400                 2                  400
 17.500          2,600                 1                2,600
 28.575         13,890                 5               13,890
 58.500          6,500                 5                    -
 58.500          2,500                10                    -
                25,890                                 16,890

NOTE N - RELATED PARTY TRANSACTIONS

     Certain directors and executive officers of the Company and the Bank, including their immediate families and companies in which they are principal owners (more than 10%), are indebted to the Company. Such indebtedness was incurred in the ordinary course of business on the same terms and at those rates prevailing at the time for comparable transactions with others.

     A summary of loan activity with executive officers, directors, principal stockholders and associates of such persons is listed below (in thousands):

      BEGINNING                       RETIRED/  CHARGE-   ENDING
YEAR   BALANCE   ADDITIONS  PAYMENTS  RESIGNED   OFFS     BALANCE
1998    $2,096     $1,642    $1,074     $212      $-       $2,452
1997    $2,014     $  900    $  818     $  -      $-       $2,096
1996    $1,781     $1,009    $  776     $  -      $-       $2,014
  <PAGE 64>
NOTE O- COMMITMENTS AND CONTINGENT LIABILITIES

The following is a schedule of future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 1998 (in thousands):

              YEAR ENDING DECEMBER 31,
              1999                             $168
              2000                              167
              2001                              157
              2002                              117
              2003                               79
              Thereafter                        309
                Total                          $997

     Total rental expense for all operating leases for years ended December 31, 1998, 1997 and 1996 approximated $268,000,
$263,000 and $172,000, respectively.

     The Company is subject to lawsuits and claims arising out of its business.

     In the opinion of management, after review and consultation with counsel, any proceedings that may be assessed will not have a material adverse effect on the consolidated financial position of the Company.

NOTE P- OFF-BALANCE-SHEET RISK

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

     Financial instruments whose contract amounts represent credit risk are as follows (in thousands) <PAGE 65>

                                                     CONTRACT
                                                      AMOUNT
                                                   DECEMBER 31,
                                                  1998      1997
Commitments to extend credit                    $26,961   $27,942
Standby letters of credit                       $ 1,157   $ 1,608

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

NOTE Q - REGULATORY MATTERS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

     To be categorized as adequately capitalized a bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.
  <PAGE 66>
     The Bank's actual capital amounts and ratios are also presented in the following table (in thousands):

                                                                       To Be Well
                                                                      Capitalized
                                                                      Under Prompt
                                                   For Capital         Corrective
                                                     Adequacy            Action
                                   Actual            Purposes          Provisions
                               AMOUNT    RATIO    AMOUNT   RATIO    AMOUNT     RATIO
As of December 31, 1998:
Total Capital
  (to Risk Weighted Assets)   $45,839   22.7%>   $16,400   >8.0%   >$20,500   >10.0%
Tier I Capital
  (to Risk Weighted Assets)   $40,800   20.2%>   $ 8,200   >4.0%   >$12,300   > 6.0%
Tier I Capital
  (to Average Assets)         $40,800   13.5%>   $12,099   >4.0%   >$15,123   > 5.0%
As of December 31, 1997:
Total Capital
  (to Risk Weighted Assets)   $39,218   22.0%>   $14,251   >8.0%   >$17,814   >10.0%
Tier I Capital
  (to Risk Weighted Assets)   $36,989   20.8%>   $ 7,125   >4.0%   >$10,688   > 6.0%
Tier I Capital
  (to Average Assets)         $36,989   13.8%>   $10,762   >4.0%   >$13,452   > 5.0%

     Banking regulations limit the amount of dividends that may be paid by the Bank to Penns Woods Bancorp, Inc. Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $24,570,000 at December 31, 1998, subject to minimum capital ratio requirements noted above.

     The Bank is subject to regulatory restrictions which limit its ability to loan funds to Penns Woods Bancorp, Inc. At
December 31, 1998, the regulatory lending limit amounted to approximately $3,035,000.

NOTE R - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.
These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Also, it is the Company's general practice and intention to hold most of its financial instruments to maturity and not to engage in trading or sales activities. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of
<PAGE 67> significant judgment and therefore cannot be determined with precision. Changes in assumptions can significantly affect the estimates.

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

     Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discounted rates are judgmentally determined using available market information and specific borrower information.
  <PAGE 68>
     The following table presents information for loans (in thousands):

                                   AVERAGE     AVERAGE   ESTIMATED
                        BOOK     HISTORICAL   MATURITY    DISCOUNT      FAIR
                        VALUE      YIELDS     (YRS)(1)    RATE(2)       VALUE
DECEMBER 31, 1998
   Commercial         $113,112      8.61%       4.03       8.25%      $113,488
   Real Estate          53,483      8.48%       5.17       7.63%        53,908
   Other                29,867      9.52%       5.76       8.50%        30,148
DECEMBER 31, 1997
   Commercial         $101,042      8.93%       3.60       9.38%      $100,642
   Real Estate          58,492      9.47%       4.77       8.63%        58,947
   Other                28,441      9.75%       5.80       9.00%        28,637

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

Deposits:

     The fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 1998 and 1997 The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities (in thousands):

                                          BOOK VALUE   FAIR VALUE
DECEMBER 31, 1998
   Interest-bearing deposits               $189,726     $190,303
   Noninterest-bearing deposits            $ 38,811     $ 38,811
DECEMBER 31, 1997
   Interest-bearing deposits               $184,725     $184,942
   Noninterest-bearing deposits            $ 35,811     $ 35,811

     The fair value estimates above do not include the benefit that results from the low- cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

     Securities sold under repurchase agreements and short-term borrowings:
  <PAGE 69>
     The carrying amounts for securities sold under repurchase agreements and short-term borrowings approximate fair value.

     Commitments to extend credit, standby letters of credit and financial guarantees written:

     There is no material difference between the notional amount and the estimated fair value of off-balance sheet items which total approximately $28,118,000 and $29,550,000 at December 31, 1998 and 1997, respectively, and are primarily comprised of unfunded loan commitments which are generally priced at market at the time of funding.
  <PAGE 70>
NOTE S - PARENT COMPANY ONLY FINANCIAL STATEMENTS

     Condensed financial information for Penns Woods Bancorp,
Inc. follows:

                                                                 (IN THOUSANDS)
CONDENSED BALANCE SHEET, DECEMBER 31,                            1998       1997
ASSETS:
  Cash                                                         $    51    $   255
  Investment in subsidiaries:
    Bank                                                        32,703     31,606
    Nonbank                                                     13,221     11,581
  Deferred tax asset                                                18         26
  Prepaid taxes                                                    149         79
        Total assets                                           $46,142    $43,547
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Other liabilities                                                516        573
  Shareholders' equity                                          45,626     42,974
        Total liabilities and shareholders'                    $46,142    $43,547
          equity

CONDENSED STATEMENT OF INCOME FOR                          (IN THOUSANDS)
THE YEARS ENDED DECEMBER 31,                          1998       1997       1996
Operating income:
  Dividends from subsidiaries                       $ 3,789    $ 4,956    $ 1,707
  Equity in undistributed net
    income of subsidiaries                            2,634      2,777      3,727
  Other income                                            -        156          -
Operating expenses                                      (12)      (138)       (92)
        Net income                                    6,411    $ 7,751    $ 5,342

CONDENSED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,                                   (IN THOUSANDS)
                                                       1998        1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 6,411    $ 7,751    $ 5,342
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in undistributed net income of
        subsidiaries                                 (2,634)    (2,777)    (3,727)
      Increase (decrease) in income taxes payable        37          6         37
      (Decrease) increase in liabilities               (105)         9          9
      Stock option compensation expense                   -          7         16
        Net cash provided by operating activities     3,709      4,996      1,677
CASH FLOWS FROM INVESTING ACTIVITIES,
   Additional investment in subsidiaries             (1,290)    (2,800)      (335)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                    (2,570)    (2,175)    (1,529)
   Proceeds from exercise of stock options              161        197        118
   Purchase of Treasury Stock                          (214)         -          -
        Net cash used in financing activities        (2,623)    (1,978)    (1,411)
NET INCREASE (DECREASE) IN CASH                         204        218        (69)
CASH, BEGINNING OF YEAR                                 255         37        106
CASH, END OF YEAR                                   $    51    $   255    $    37
  <PAGE 71>
CONDENSED STATEMENT OF CASH FLOWS SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING
AND FINANCING ACTIVITY:

NOTE T - CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA

                                    FOR THE THREE MONTHS ENDED
                                  MAR      JUN      SEPT     DEC
1998                              31       31       31       31
Interest income                 $5,355   $5,602   $5,844   $5,790
Interest expense                 2,133    2,319    2,521    2,474
Net interest income              3,222    3,283    3,323    3,316
Provision for loan losses           75       75       75       75
Other income                       328      297      301      332
Securities gains                   609      234      216    1,017
Other expenses                   1,823    1,810    1,809    2,275
Income before income tax
  provision                      2,261    1,929    1,956    2,315
Income tax provision               589      439      545      477
Net income                      $1,672   $1,490   $1,411   $1,838
Earnings per share              $ 0.65   $ 0.58   $ 0.55   $ 0.72

                                    FOR THE THREE MONTHS ENDED
                                  MAR      JUN      SEPT     DEC
1997                              31       31       31       31
Interest income                 $5,111   $5,034   $5,129   $5,549
Interest expense                 2,082    2,069    2,030    2,136
Net interest income              3,029    2,965    3,099    3,413
Provision for loan losses           60       60       40       60
Other income                       276      291      292      325
Securities gains                 1,176    1,149      970    1,361
Other expenses                   1,776    1,749    1,847    2,012
Income before income tax
  provision                      2,645    2,596    2,474    3,027
Income tax provision               699      703      688      901
Net income                      $1,946   $1,893   $1,786   $2,126
Earnings per share              $ 0.76   $ 0.74   $ 0.70   $ 0.83

NOTE U- SUBSEQUENT EVENT

     On January 11, 1999, the Company acquired all of the outstanding common stock of the First National Bank of Spring
Mills in exchange for 262,500 shares of the Company's common stock, in a business combination accounted for as a pooling of interests. Historical financial information presented in future reports will be restated to include the First National Bank of Spring Mills.
  <PAGE 72>
     The following summarized operating data gives effect to the acquisition had it occurred on January 1, 1996(in thousands except share data):

                                       1998      1997      1996
Interest income                      $25,096   $23,146   $22,074
Interest expense                      10,529     9,324     8,985
    Net interest income               14,567    13,822    13,089

Provision for loan losses                305       274       137
Other income                           3,435     5,921     2,611
Other expense                          9,065     8,219     7,726

Income before income tax provision     8,632    11,250     7,837
Income tax provision                   2,164     3,113     2,082

Net income                           $ 6,468   $ 8,137   $ 5,755

Earnings per share - basic           $  2.28   $  2.89   $  2.05
Earnings per share - diluted         $  2.28   $  2.86   $  2.04

     The Registrant does not meet both of the tests under Item
302(a)(5) of Regulation S-K, and therefore, is not required to provide supplementary financial data.

                           SCHEDULE 1
                    PENNS WOODS BANCORP, INC.
                 INDEBTEDNESS OF RELATED PARTIES

                Column A              Column B    Column C               Column D              Column E
                                                                        Deductions
                                     Beginning                            Retired    Charge-    Ending
Year   Name of Debtor                 Balance    Additions   Payments    Resigned     offs      Balance
1998   7 directors, 18 affiliated      $2,096      $1,642     $1,074       $212        $0       $2,452
         interests, and 3 officers

1997   8 directors, 15 affiliated      $2,014      $  900     $  818       $  0        $0       $2,096
         interests, and 3 officers

1996   8 directors, 10 affiliated      $1,781      $1,009     $  776       $  0        $0       $2,014
         interests, and 3 officers

ITEM  9   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                              None

                            PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the caption "Election of Directors" in the Company's Proxy Statement dated March 9, 1999 is incorporated herein by reference.

ITEM 11   EXECUTIVE COMPENSATION

     The information appearing under the caption "Executive
Compensation" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information appearing under the caption "Security
Ownership of Beneficial Owners and Management" in the Company's
Proxy Statement is incorporated herein by reference.

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

     Total loans outstanding from the Bank at December 31, 1998 to the Corporation's and the Bank's Officers and Directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $2,452,000 or approximately 7.50% of the total equity capital of the Bank. Loans to such persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features.

     See also the information appearing in Footnote N to the Consolidated Financial Statements included under Item 7 hereof.

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

     2.   The following schedules are submitted herewith:

          I.   Indebtedness of Related Parties

(b)  Reports on Form 8-K

     No Current Reports on Form 8-K were filed during the fourth quarter of 1998.

     The schedules not included are omitted because the required matter or conditions are not present, the data is insignificant or the required information is submitted as part of the consolidated financial statements and notes thereto.

(c)  Exhibits:

     3.1       Articles of Incorporation of the Registrant
               (incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-4 (No. 333-
               65821)).

     3.2 Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S-4 (No. 333-65821).

     10.1 Penns Woods Bancorp, Inc. 1998 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to Registration
               Statement on Form S-4 (No. 333-65821).*

     10.2 Agreement dated as of January 1, 1995 among Penns Woods Bancorp, Inc. Jersey Shore State Bank and Theodore H. Reich (incorporated herein by reference to Exhibit 10.2 to Registration Statement on Form S-4 (No. 333-65821).*
  <PAGE 76>
     10.3 Agreement dated as of August 29, 1991, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Ronald A. Walko (incorporated herein by reference to Exhibit 10.3 to Registration Statement on Form S-4 (No. 333-65821).*

     10.4      Severance Agreement dated May 30, 1996, between
               Jersey Shoe State Bank and Ronald A. Walko
               (incorporated herein by reference to Exhibit 10.3 to Registration Statement on Form S-4 (No. 333-
               65821).*

     (22)      Subsidiaries of the Registrant.

     (23)      Consent of Independent Certified Public
               Accountants.

     (27)      Financial Data Schedule.

______________________

*    Indicates compensatory plan or arrangement

                          EXHIBIT INDEX

     (22)      Subsidiaries of the Registrant.

     (23)      Consent of Independent Certified Public
               Accountants.

     (27)      Financial Data Schedule.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 9, 1999                 PENNS WOODS BANCORP, INC.

                              BY:  THEODORE H. REICH
                              President

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Theodore H. Reich, President and Director           March 9, 1999

Sonya E. Hartranft, Principal Accounting            March 9, 1999
Officer & Principal Financial Officer

Phillip H. Bower, Director                          March 9, 1999

Lynn S. Bowes, Director                             March 9, 1999

William S. Frazier, Director                        March 9, 1999

James M. Furey II, Director                         March 9, 1999

Allan W. Lugg, Director                             March 9, 1999

Jay H. McCormick, Director                          March 9, 1999

R. Edward Nestlerode, Jr., Director                 March 9, 1999

James E. Plummer, Director                          March 9, 1999

William H. Rockey, Sr. Vice President &             March 9, 1999
Director

     This statement has not been reviewed or confirmed for accuracy or relevance, by the Federal Deposit Insurance
Corporation.  <PAGE 79>