Form 10-Q
period 1999-03-31
PENNS WOODS BANCORP INC
filed 1999-05-17
CIK 716605

secQ399
FORM 10-Q QUARTERLY REPORT

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



 FORM 10-Q

QUARTERLY REPORT UNDER SECTION 10
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1999             Commission file number
                                        0-17077

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

                                    YES [  X  ]              NO[     ]


On March 31, 1999 were were 2,837,167 shares of the Registrant's common stock outstanding.

PART  I  FINANCIAL STATEMENTS

                                        PENNS WOODS BANCORP, INC.
                                        CONSOLIDATED BALANCE SHEET
                                        AT DATES INDICATED

                                           March 31,      December 31,
                                              1999           1998*
                                        --------------------------------
                                         (IN THOUSANDS)
ASSETS:
  Cash and due from banks                       $11,694         $12,297
  Investment securities available-for-sa        108,682         102,323
  Investment securities held-to-maturity          3,078           3,078
  Loans, net of unearned discount               217,490         216,565
  Allowance for loan and lease losses            (2,731)         (2,680)

            Loans, net                          214,759         213,885

  Bank premises and equipment, net                4,886           4,738
  Accrued interest receivable                     1,964           1,857
  Foreclosed assets held for sale                     0              40
  Other assets                                    3,785           3,401
                                        --------------------------------
            TOTAL ASSETS                       $348,848        $341,619
                                        ================================

LIABILITIES:
  Demand Deposits                               $37,894         $42,233
  Interest-bearing demand deposits               44,594          44,041
  Savings deposits                               50,544          49,737
  Time deposits                                 117,550         117,123
                                        --------------------------------
            Total deposits                     $250,582        $253,134

  Securities sold under repurchase agree         16,167          11,223
  Accrued interest payable                          934           1,115
  Other Liabilities                               3,745           3,474
   Long-term borrowings                          27,782          22,778
            Total liabilities           --------------------------------
                                               $299,210        $291,724
                                        --------------------------------
SHAREHOLDERS' EQUITY:
  Common stock, par value $10 per share,
            10,000,000 shares authorized        $28,408         $25,934
 Additional paid-in capital                       4,768           4,918
 Retained earnings                               12,883          14,299
Accumulated other comprehensive income            3,793           4,958
Less:  Treasury stock at cost, 3,656 sha           (214)           (214)
                                        --------------------------------
            Total shareholders' equity          $49,638         $49,895
                                        --------------------------------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY               $348,848        $341,619
                                        ================================
            *Restated to relect the acquisition of First National Bank of Spring Mills

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIODS  INDICATED


                                          THREE MONTHS    THREE MONTHS      QUARTER         QUARTER
                                             ENDED           ENDED           ENDED           ENDED
                                         March 31, 1999 March 31, 1998*  March 31, 1999 March 31, 1998*
                                        ----------------------------------------------------------------
                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans                     $4,826          $4,740          $4,826          $4,740
  Interest and dividends on investments:----------------------------------------------------------------
            Taxable interest                        827             773             827             773
            Nontaxable interest                     376             258             376             258
            Dividends                               185             197             185             197
                                        ----------------------------------------------------------------
            Total interest and dividends
            on investments                        1,388           1,228           1,388           1,228
                                        ----------------------------------------------------------------
            Total interest income                 6,214           5,968           6,214           5,968
                                        ----------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                            2,020           2,182           2,020           2,182
  Interest on Federal funds purchased                 2              55               2              55
  Interest on securities sold under
     repurchase agreements                          154             118             154             118
  Interest on other borrowings                      348              44             348              44
                                        ----------------------------------------------------------------
            Total interest expense                2,524           2,399           2,524           2,399
                                        ----------------------------------------------------------------
  Net interest income                             3,690           3,569           3,690           3,569
  Provision for loan losses                          78              80              78              80
                                        ----------------------------------------------------------------
  Net interest income after provision for
  loan losses                                     3,612           3,489           3,612           3,489
                                        ----------------------------------------------------------------
OTHER OPERATING INCOME:
  Service charges                                   310             267             310             267
  Securities gains                                  185             609             185             609
  Other income                                       67              87              67              87
                                        ----------------------------------------------------------------
            Total other operating income            562             963             562             963
                                        ----------------------------------------------------------------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                  1,138           1,084           1,138           1,084
  Occupancy expense, net                            196             145             196             145
  Furniture and equipment expense                   167             198             167             198
  Other expenses                                    767             609             767             609
                                        ----------------------------------------------------------------
            Total other operating expens          2,268           2,036           2,268           2,036
                                        ----------------------------------------------------------------
INCOME BEFORE TAXES                               1,906           2,416           1,906           2,416
INCOME TAX PROVISION                                431             619             431             619
                                        ----------------------------------------------------------------
NET INCOME                                       $1,475          $1,797          $1,475          $1,797
                                        ================================================================
EARNINGS PER SHARE - BASIC                         0.52            0.64            0.55            0.70
                                        ================================================================
EARNINGS PER SHARE - DILUTED                       0.52            0.64            0.52            0.64
                                        ================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING           2,837,167       2,828,199       2,837,167       2,828,199
                                        ================================================================

            *Restated to reflect the acquisition of First National Bank of Spring Mills

   PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE  THREE  MONTHS ENDED MARCH 31, 1999

(IN THOUSANDS EXCEPT SHARE DATA)

                                                                                          ACCUMULATED
                             COMMON                       ADDITIONAL                         OTHER                       TOTAL
                              STOCK                         PAID-IN          RETAINED    COMPREHENSIVE      TREASURY SHAREHOLDERS'
                              SHARES         AMOUNT         CAPITAL         EARNINGS         INCOME          STOCK      EQUITY
                          ------------------------------------------------------------------------------------------------------
Balance, December 31, 1998    2,578,352         $25,784          $4,768         $10,462          $4,826       ($214)   $45,626

Adjustments in connection
   with pooling of interes      262,471          $2,624                          $1,513            $133                 $4,270

Balance, December 31, 1998    2,840,823          28,408           4,768          11,975           4,959        (214)    49,896
   As restated

Net income for the three months
    ended March 31, 1999                                                          1,475                                 $1,475
Dividends declared, $0.20                                                          (567)                                 ($567)
Net change in unrealized
     appreciation (depreciation)                                                                 (1,166)               ($1,166)
                          --------------------------------------------------------------------------------------------------------
Balance, March 31, 1999       2,840,823         $28,408          $4,768         $12,883          $3,793        ($214)  $49,638
                          =====================================================================================================


PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT
OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 1999 AND MARCH 31, 1998

                                                           MARCH 31,       MARCH 31,
                                                              1999           1998*
                                                        --------------------------------
                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                     $1,475          $1,797
  Adjustments to reconcile net income to net cash
  provided by operating activities
      Depreciation                                                  107             113
      Provision for loan losses                                      78              80
      Amortization of investment security premiums                   17              18
      Accretion of investment security discounts                    (30)            (25)
      Securities gains, net                                        (213)           (609)
      Gain on sale of foreclosed assets                              (3)            (12)
      (Increase) decrease in all other assets                      (491)           (496)
      Increase (decrease) in all other liabilities                  622             196
                                                        --------------------------------
                 Net cash provided by operating activiti          1,562           1,062
                                                        --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available-for-sale                     (19,852)         (5,287)
  Proceeds from sale and maturities of securities availa         11,022           7,581
  Proceeds from the sale of foreclosed assets                        43              47
  Purchase of securities held-to-maturity                           (25)           (224)
  Proceeds from calls and maturities of securities held-          1,025           1,013
  Net increase in loans                                            (952)         (3,902)
  Acquisition of bank premises and equipment                       (255)            (24)
  Acquisition of foreclosed assets                                    0               0
                                                        --------------------------------
                 Net cash (used in)  provided by investi         (8,994)           (796)
                                                        --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                       1,787           3,558
  Net  (decrease) increase in noninterest-bearing deposi         (4,339)         (2,783)
  Net increase  in sec. sold under repurch. agree.                4,944           2,242
  Increase (Decrease)  in other borrowed funds                        0          (5,180)
  Proceeds from long-term borrowings                              5,004            (750)
  Dividends paid                                                   (567)           (462)
  Stock options exercised                                             0              11
                                                        --------------------------------
                 Net cash (used in) provided by financin          6,829          (3,364)
                                                        --------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (603)         (3,098)
CASH AND CASH EQUIVALENTS, BEGINNING                             12,297          13,124
                                                        --------------------------------
CASH AND CASH EQUIVALENTS, ENDING                               $11,694         $10,026
                                                        ================================
            *Restated to reflect the acquisition of First National Bank of Spring Mills

[FN]

PENNS WOODS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Basis of Presentation
          The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for the fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1998.

NOTE 2.  Pooling of Interest
         On January 11, 1999 (the "Effective Date")
          Penns Woods Bancorp, Inc. ("Penns Woods") completed the merger of The First National Bank of Spring Mills ("FNBSM") with and into Jersey Shore
          State Bank, a wholly-owned subsidiary of Penns
          Woods. On the Effective Date, FNBSM merged with, into and under the charter of Jersey Shore, with Jersey Shore surviving the merger.

            On the Effective Date each outstanding share of FNBSM was automatically converted into
            3.5 shares of Penns Woods common stock.
            A total of 262,471 shares of Penns Woods common stock were issued in the merger
           (cash was paid out for 29 fractional shares in connection with the completion of the merger).

            The merger was treated as a pooling of
            interest for financial accounting purposes and constitutes a tax free reorganization for federal income tax purposes. The financial information of Penns Woods at and for the three month period ended March 31, 1999 reflect the combined business and operations of Penns Woods and FNBSM.

NOTE 3.  Comprehensive Income
            The components of other comprehensive income
             and related tax effects are as follows:

                                                           MARCH 31,       MARCH 31,
                                                              1999           1998*
                                                        --------------------------------
                                                         (IN THOUSANDS)
   Unrealized holding gains on available-for-sale securi        ($1,380)         $1,392
   Less:  Reclassification adjustment for gains realized            185             609
                                                        --------------------------------
Net unrealized gains (losses)                                    (1,565)            783

Tax effect                                                         (532)            266

Net-of-tax amount                                               ($1,033)           $517
                                                        ================================

*Restated to reflect the acquisition of First National Bank of Spring Mills


NOTE 4.  Business Combinations

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
FOR THE PERIODS INDICATED

                           PENNS WOODS     THE FIRST
                                         NATIONAL BANK
                                        OF SPRING MILLS   ADJUSTMENTS     CONSOLIDATED

                           THREE MONTHS   THREE MONTHS      QUARTER         QUARTER
                              ENDED          ENDED           ENDED           ENDED
                          March 31, 1998 March 31, 1998  March 31, 1998  March 31, 1998
                                -              -               -               -
                          (IN THOUSANDS EXCEPT PER SHARE DATA)

  Interest income                $5,355            $613       N/A                $5,968
  Interest expense                2,133             266                           2,399
                          --------------------------------------------------------------
  Net interest income             3,222             347                           3,569
  Provision for possible
      loan losses                    75               5                              80
                          --------------------------------------------------------------
   Net interest income after
       provision for possible
       loan losses                3,147             342                           3,489
                          --------------------------------------------------------------
   Other non-interest inco          937              26                             963
    Non-interest expense          1,823             213                           2,036
                          --------------------------------------------------------------
    Income before taxes           2,261             155                           2,416
    Income taxes                    589              30                             619
                          --------------------------------------------------------------
    Net income                   $1,672            $125                          $1,797
                          ==============================================================

EARNINGS PER SHARE - BASIC         0.65            0.48                            0.64
                          ==============================================================
EARNINGS PER SHARE -
       DILUTED                     0.65            0.48                            0.64
                          ==============================================================
WEIGHTED AVERAGE
       SHARES OUTSTANDING     2,565,728         262,471                       2,828,199
                          ==============================================================

EARNINGS SUMMARY

   Interest Income

          For the three months ended March 31, 1999, total interest income increased by $246,000 or 4.12% compared to the same period in 1998.
          This increase is due to an increase of $86,000 in interest and fees on loans and an increase in total interest and dividends on investments of $160,000.

          The increase in interest and fees on loans of $86,000 was primarily due to an increase in loan fees and late charges collected during the first three months, ended March 31, 1999. Interest and dividends on investments increased due to the net effect of a $54,000 increase in taxable interest, a $118,000 increase in nontaxable interest and a decrease in dividend income of $12,000.

         Interest Expense

            For the three months ended March 31, 1999 total interest expense increased $125,000 or 5.21% over the same period in 1998. The increase in interest expense can be attributed to the increase in interest expense paid on advances from the Federal Home Loan Bank of Pittsburgh
           ("FHLB").

         Provision for Loan Losses

            The provision for losses for the three
            months ended March 31, 1999  decreased
            $2,000 from the corresponding period in
            1998. This decrease reflects an anticipated moderate decline in consumer loan losses for the year.

            As of the first quarter of 1999, charge offs exceeded recoveries by $28,000 compared to the first quarter of 1998 when charge offs exceeded recoveries by $70,000. Provisions to date total $78,000 as compared to provisions through March 31, 1998 of $80,000.

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

            The ratio of non-accruing loans and those
            accruing but delinquent more than 90 days
            (collectively called "non-performing"
            loans) to the allowance for loan losses
            stood at .13 times at March 31, 1999 an
            increase  in coverage from the .26 times at
            December 31, 1998.   The decrease in
            non-performing loans occurred mainly in the mortgage loan portfolio. Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.


         Other Operating Income

            Other operating income for the three months ended March 31, 1999 decreased $401,000.
            This decrease is due to the net effect of an
             increase in service charges collected of
            $43,000, a decrease in securities gains
            realized of $424,000 and a decrease in
            other income of $20,000.

            The increase in service charges  was
            a result of an increase in service charges collected on deposit accounts.
            The overall decrease in other operating
             income was primarily due to
             the $424,000 decrease in securities gains
            recognized. Realized gains were on sales of bonds that were sold in effort to better match the Bank's rate-sensitive assets and rate-sensitive liabilities given the current economic conditions. In addition, gains were realized on partial sales of equity securities that have been in the portfolio long-term that had reached what management had determined to be their maximum potential.

         Other Operating Expense

            For the three months ended March 31, 1999
            total other operating expenses increased $232,000 over the same period in 1998.

            Employee salaries and benefits
            increased $54,000 as a result of increases in salary levels and the hiring of additional employees.

            Occupancy expense increased $51,000 and
             furniture and equipment expense decreased
             $31,000.  The  increase in occupancy
             expense can be attributed to an increase in such expenses related to the opening of the full-service branch office in the Wal-Mart
             Supercenter in Mill Hall, Pennsylvania, in October,
             1998.

             The $31,000 decrease in furniture and
             equipment expense can be attributed mainly to a decrease in maintenance and repairs.

            Expenses included under the other expenses
            heading are such items as: advertising, postage, maintenance, FDIC, other insurance,
            Pennsylvania State shares tax,
            legal and professional fees, telephone,
            printing and supplies and other general and
            administrative expenses.   An overall increase
            in other expenses totalled $158,000. Included in this increase is $91,137 of non-recurring expenses related to the acquisition of The
            First National Bank of Spring Mills.

         Provision for Income Taxes

            Provision for income taxes for the three months ended March 31, 1999 resulted in an effective income tax rate of 22.61% compared to 25.62% for the corresponding period in 1998. The decrease noted is primarily a result of the decrease in the amount of security gains included in taxable income.


         ASSET/LIABILITY MANAGEMENT

         Assets

           At March 31, 1999, cash, federal funds sold, and investment securities totalled
           $123,454,000, or a net increase of $5,756,000
           over the corresponding balance at December
           31, 1998.  Investment securities increased
           $6,359,000 while cash decreased $603,000.
            During this period, net loans
            increased by $874,000 to $214,759,000.

          The increase in investment securities from December 31, 1998 to March 31, 1999 is primarily due to the purchases of obligations of states and political subdivisions and Government securities which were funded by long-term advances from FHLB.

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

           The allowance for loan losses totalled
           $2,731,000 at March 31, 1999, an increase of $51,000 over the balance at December 31, 1998. For the three months ended
            March 31, 1999, the provision for loan
            losses totalled $78,000. As a percent of loans, the allowance for loan losses at March 31, 1999 totalled 1.26% versus
            1.24% at December 31, 1998.

           Loans accounted for on a non-accrual basis totalled $386,000 and $646,000 at March 31, 1999
           December 31, 1998 respectively.

           Accruing loans, contractually delinquent 90
           days or more were $59,000 at March 31, 1999 and $60,000 at December 31, 1998.
           These loans are predominately secured by first lien mortgages on residential real estate where appraisal values mitigate any potential loss of interest and principal.
           The ratio of non-accruing loans and those accruing but delinquent more than 90 days to the allowance for loan losses stood at .13 times at March 31, 1999 and .26 times at December 31, 1998. Presently the portfolio has no loans that meet the definition of "trouble debt restructurings" under FAS 15.

           A watch list of potential problem loans is maintained and updated quarterly by an internal credit review committee. At this time there are no credits of substance that have the potential to become more than 90 days delinquent.

           The Bank has not had nor presently has any foreign outstandings. In addition, no known concentrations of credit presently exist.

           At March 31, 1999 the balance of other real estate was $0 compared to $40,000 at December 31, 1998. The property that was being held in the account on December 31, 1998 was sold in March, 1999.


         Deposits

           At March 31, 1999 total deposits amounted to $250,582,000 representing a decrease of
           $2,552,000, or 1.01%, from total deposits at December 31, 1998.

         Other Liabilities

           At March 31, 1999, other liabilities
           totalled $3,745,000 or a $271,000 increase over the balance at December 31, 1998. This increase is primarily due to an increase in accrued taxes and accrued expenses.


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

           At March 31, 1999, regulatory capital to total assets was 14.23% compared to 14.61% at December 31, 1998. Primary capital to total assets at March 31, 1999 was 15.01% compared to 15.39% at December 31, 1998.

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

           Capital is being maintained in compliance with risk-based capital guidelines.
           The Company's Tier 1 Capital to total risk weighted assets ratio is 21.01% and the total capital ratio to total risk weighted assets ratio is 23.30%.

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

            5.  Investments to Total Deposits, 50% maximum

            6.  Total Liquid Assets to Total Assets, 25% minimum

            7.  Total Liquid Assets to Total Liabilities, 25% minimum

            8.  Net Core Funding Dependence, 15% maximum


        The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totalling $8,000,000 from correspondent banks. In addition, the Bank has an agreement with the Federal
        Home Loan Bank of Pittsburgh that enables the Bank to receive advances up to $85,013,000 through the Federal Home Loan Bank's "Open Repo Plus", revolving line of credit program, with commitment up to one year.

         All of the funding mentioned is available to the Bank, should the need for short-term funds arise.

        The following table sets forth the Bank's interest rate sensitivity as of March 31, 1999:

                                           AFTER ONE       AFTER TWO         AFTER
                             WITHIN        BUT WITHIN      BUT WITHIN         FIVE
                             ONE YEAR      TWO  YEARS      FIVE YEARS        YEARS

Earning assets: (1) (2)
   Investment securities (      $13,689          $9,382         $25,685         $60,308

   Loans (2)                     71,729          26,911          94,280          24,560
                          --------------------------------------------------------------
Total earning assets             85,418          36,293         119,965          84,868


   Deposits (3)                 114,883          39,731          42,435          15,637
   Borrowings                    16,166           2,783          25,000               0
                          --------------------------------------------------------------
Total interest bearing lia      131,049          42,514          67,435          15,637

Net non-interest bearing
   funding (4)                   12,253           9,331          22,730          25,605
                          --------------------------------------------------------------
Total net funding sources       143,302          51,845          90,165          41,242

Excess assets (liabilities      (57,884)        (15,552)         29,800          43,626
Cumulative excess
   assets (liabilities)         (57,884)        (73,436)        (43,636)              0

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

          In this analysis the company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOW's, savings accounts, and the MMDA accounts will be adjusted by 50% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in its balance sheet. Below are the results of this rate shock analysis as of March 31, 1999.

                                        Net Interest Income
            Change in Rates             Change (After tax)
                 -200                         $211
                 -100                         $155
                 +100                        ($220)
                 +200                        ($454)

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

          Most of the systems that were known to be non-compliant were already scheduled for replacement and in the budget as such before any replacement became necessary due to year 2000 concerns. These expenses, therefore, are neither included in any historical expenses nor in estimates of future expenses stemming from year 2000 issues.
           ATM's were upgraded, which resulted in a cost of $6,565.00.

           In addition, Penns Woods Bancorp, Inc. was in the midst of upgrading hardware, software and personal computers as early as 1997 and continued in 1998 by adding a compliant phone system and more updated personal computers and software. These expenses were not generated because of Year 2000, but rather by our holding company's commitment to better serve our customers. "Stand alone testing" of core information technology systems as well as any certifications of non-core information technology systems and non-information technology systems (ie: phones, heating/ cooling) were substantially complete as of September 30, 1998. Testing of software that relates information between systems continues. No incompatibilities are expected.

           The readiness of these systems for all companies under the holding company have been carefully considered. For instance, the software and personal computer used to track and operate Woods Investment Company, Inc. was determined to be non-compliant. This company will be added to the already compliant main frame system by June 30, 1999.

           Internal risks relating to deposit and loan customers were
 ' assessed to the extent possible by use of questionnaires to major loan customers, culminating in on-site visits where deemed necessary by management.

           The effects on investments and deposits in the year 2000 will be, in our opinion, undeterminable events. A contingency plan has been developed to address any withdrawal of funds.

            In July of 1998, Jersey Shore State Bank began mailing brochures to all deposit customers explaining the Year
            2000 and the Bank's efforts in that regard. We do not anticipate any change in liquidity, operations or financial condition due to these factors.

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

            Third party vendors from suppliers of office equipment and forms to providers of software and hardware for computers have been contacted and have adequately responded.
            Those responses have been evaluated and are considered adequate.

            We will continue to assess software upgraded by program
             enhancements.

             In January 1999, The First National Bank of Spring Mills was merged into Jersey Shore State Bank. In the first quarter of 1999 we assessed and remediated any Year 2000 inconsistencies within these new offices which have been changed to our already Y2K compliant third party vendors.

            We did not incur any additional Year 2000 costs as a result of the merger.

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

Assessment:       Determination of which are core and non-core systems
                       to our operations, income,budgeting and scheduling remediation, as necessary. Determining loan, deposit and investment risk.

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


                                EXPECTED                  COMPLETED OR
PHASE                      COMPLETION DATE                IMPLEMENTED

Awareness                 September 1997                September 1997
Assessment                June 1998                     August 1998
Remediation               December 1998                 December 1998
Testing                   December 1998                 February 1999
Implementation            1st quarter 1999              1st quarter 1999



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

Part II.  OTHER INFORMATION

Item 5.  Other Information.

            On May 8, 1999, Jersey Shore State Bank, a wholly-owned subsidiary of Penns Woods
            Bancorp, Inc. opened a the Zion branch
            office. This full service branch office is located at 100 Cobblestone Road, Bellefonte,
            PA 16823.

Item 6.  Exhibits and reports on Form 8-K.



Number      Description
--------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule


     b.  Reports: No reports on Form 8-K were filed in the first quarter of 1999.



 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PENNS WOODS BANCORP, INC.
                                        (Registrant)


Date:       May 17, 1999
                                        --------------------------------
                                        Theodore H. Reich, President

Date:       May 17, 1999
                                        --------------------------------
                                        Sonya E. Hartranft, Secretary



            Description
--------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule

 EXHIBIT 11


STATEMENT OF COMPUTATION OF EARNING PER SHARE
FOR THE PERIOD ENDED 3/31/99

                                              LESS          FRACTION
                SHARES                     FRACTIONAL          OF           WEIGHTED
DATE         OUTSTANDING   RESTATEMENT       SHARES           YEAR           SHARES
----------------------------------------------------------------------------------------
1/01/99-3/31    2,837,167       -              -                  90/90     2,837,167.0

  WEIGHTED SHARES OUTSTANDING  3/31/99                                        2,837,167
                                                                        ================


NET INCOME 3/31/99                           $1,475,426
WEIGHTED SHARES OUTSTANDING  3/31/99          2,837,167
EARNINGS PER SHARE 3/31/99 - BASIC                                                $0.52
                                                                        ================

NET INCOME 3/31/99                           $1,475,426

WEIGHTED SHARES OUTSTANDING 3/31/99           2,837,167
DILUTIVE EFFECT OF STOCK OPTIONS 3/31/99          9,310
                                              2,846,477
EARNINGS PER SHARE 3/31/99 - DILUTED                                              $0.52
                                                                        ================