Form 10-Q
period 1999-06-30
PENNS WOODS BANCORP INC
filed 1999-08-16
CIK 716605

secQ699
FORM 10-Q QUARTERLY REPORT

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



 FORM 10-Q

QUARTERLY REPORT UNDER SECTION 10
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1999             Commission file number
                                        0-17077



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

                                    YES [  X  ]              NO[     ]


On June 30, 1999 were were 3,121,286 shares of the Registrant's common stock outstanding.

PART  I  FINANCIAL STATEMENTS

                                        PENNS WOODS BANCORP, INC.
                                        CONSOLIDATED BALANCE SHEET
                                        AT DATES INDICATED

                                           June 30,       December 31,
                                              1999           1998*
                                        --------------------------------
                                         (IN THOUSANDS)
ASSETS:
  Cash and due from banks                       $10,098         $12,297
  Investment securities available-for-sa        110,983         102,324
  Investment securities held-to-maturity          3,031           3,078
  Loans, net of unearned discount               222,602         216,565
  Allowance for loan and lease losses            (2,772)         (2,680)

            Loans, net                          219,830         213,885

  Bank premises and equipment, net                4,902           4,738
  Accrued interest receivable                     2,197           1,857
  Foreclosed assets held for sale                    34              40
  Other assets                                    5,223           3,401
                                        --------------------------------
            TOTAL ASSETS                       $356,298        $341,620
                                        ================================

LIABILITIES:
  Demand Deposits                               $39,843         $42,233
  Interest-bearing demand deposits               43,921          44,041
  Savings deposits                               50,108          49,737
  Time deposits                                 120,509         117,123
                                        --------------------------------
            Total deposits                     $254,381        $253,134

  Federal funds purchased                         2,550               0
  Securities sold under repurchase agree         17,364          11,223
  Accrued interest payable                        1,056           1,115
  Other Liabilities                               4,305           3,474
   Long-term borrowings                          27,783          22,778
            Total liabilities           --------------------------------
                                               $307,439        $291,724
                                        --------------------------------
SHAREHOLDERS' EQUITY:
  Common stock, par value $10 per share,
            10,000,000 shares authorized        $31,249         $28,409
 Additional paid-in capital                      18,095           4,768
 Retained earnings                               (2,317)         11,975
Accumulated other comprehensive income            2,046           4,958
Less:  Treasury stock at cost, 3,656 sha           (214)           (214)
                                        --------------------------------
            Total shareholders' equity          $48,859         $49,896
                                        --------------------------------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY               $356,298        $341,620
                                        ================================
            *Restated to relect the acquisition of First National Bank of Spring Mills

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIODS  INDICATED


                                           SIX MONTHS      SIX MONTHS       QUARTER         QUARTER
                                             ENDED           ENDED           ENDED           ENDED
                                         June 30, 1999   June 30, 1998*  June 30, 1999   June 30, 1998*
                                        ----------------------------------------------------------------
                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans             $9,717          $9,693          $4,891          $4,953          $4,826         $4,740
  Interest and dividends on investments:--------------------------------------------------------
            Taxable interest              1,700           1,624             873             851             827            773
            Nontaxable interest             786             543             410             285             376            258
            Dividends                       379             344             194             147             185            197
                                        --------------------------------------------------------
            Total interest and dividends
            on investments                2,865           2,511           1,477           1,283           1,388          1,228
                                        --------------------------------------------------------
            Total interest income        12,582          12,204           6,368           6,236           6,214          5,968
                                        --------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                    3,974           4,398           1,954           2,216           2,020          2,182
  Interest on Federal funds purchased        16              97              14              42               2             55
  Interest on securities sold under
     repurchase agreements                  335             247             181             129             154            118
  Interest on other borrowings              735             238             387             194             348             44
                                        --------------------------------------------------------
            Total interest expense        5,060           4,980           2,536           2,581           2,524          2,399
                                        --------------------------------------------------------
  Net interest income                     7,522           7,224           3,832           3,655           3,690          3,569
  Provision for loan losses                 130             155              52              75              78             80
                                        --------------------------------------------------------
  Net interest income after provision for
  loan losses                             7,392           7,069           3,780           3,580           3,612          3,489
                                        --------------------------------------------------------
OTHER OPERATING INCOME:
  Service charges                           643             539             333             272             310            267
  Securities gains                          279             843              94             234             185            609
  Other income                              131             134              64              47              67             87
                                        --------------------------------------------------------
            Total other operating income  1,053           1,516             491             553             562            963
                                        --------------------------------------------------------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits          2,301           2,221           1,163           1,137           1,138          1,084
  Occupancy expense, net                    389             291             193             146             196            145
  Furniture and equipment expense           305             372             138             174             167            198
  Other expenses                          1,493           1,213             726             604             767            609
                                        --------------------------------------------------------
          Total other operating expenses  4,488           4,097           2,220           2,061           2,268          2,036
                                        --------------------------------------------------------
INCOME BEFORE TAXES                       3,957           4,488           2,051           2,072           1,906          2,416
INCOME TAX PROVISION                        885           1,090             454             471             431            619
                                        -------------------------------------------------------
NET INCOME                               $3,072          $3,398          $1,597          $1,601          $1,475         $1,797
                                        ========================================================
EARNINGS PER SHARE - BASIC                 0.98            1.09            0.51            0.51            0.52           0.64
                                        ========================================================
EARNINGS PER SHARE - DILUTED               0.98            1.09            0.51            0.51
                                        ========================================================
WEIGHTED AVERAGE SHARES OUTSTANDING   3,120,973     **3,111,737       3,120,973     **3,111,737
                                        ========================================================

            *Restated to reflect the acquisition of First National Bank of Spring Mills
            **Weighted average shares used for computation of net income per share reflect the issuance of a 10% stock dividend on June 8, 1999.

   PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE  SIX  MONTHS ENDED JUNE 30, 1999

(IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                      UNREALIZED
                                                                                     ACCUMULATED       APPREC.
                             COMMON                  ADDITIONAL                         OTHER                           TOTAL
                              STOCK                    PAID-IN          RETAINED    COMPREHENSIVE      TREASURY     SHAREHOLDERS'
                              SHARES     AMOUNT         CAPITAL         EARNINGS         INCOME          STOCK          EQUITY
                          -----------------------------------------------------------------------------------------------------
Balance, December 31, 1998    2,578,352    $25,784          $4,768         $10,462          $4,826        ($214)       $45,626

Adjustments in connection
  with pooling of interest      262,471     $2,625                          $1,513            $132                      $4,270

Balance, December 31, 1998    2,840,823     28,409           4,768          11,975           4,958         (214)        49,896
   As restated

Net income for the six months
    ended June 30, 1999                                                      3,072                                       3,072
Dividends declared, $0.3818                                                 (1,211)                                     (1,211)
Stock dividend 10%              283,399      2,833          13,320         (16,153)                                          0
Stock options exercised             720          7               7                                                          14
Net change in unrealized
     appreciation (depreciation)                                                            (2,912)                     (2,912)
                          -----------------------------------------------------------------------------------------------------
Balance, June 30, 1999        3,124,942    $31,249         $18,095         ($2,317)         $2,046        ($214)       $48,859
                          =====================================================================================================


PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT
OF CASH FLOWS
FOR THE QUARTERS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                            JUNE 30,        JUNE 30,
                                                              1999           1998*
                                                        --------------------------------
                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                     $3,072          $1,797
  Adjustments to reconcile net income to net cash
  provided by operating activities
      Depreciation                                                  293             113
      Provision for loan losses                                     130              80
      Amortization of investment security premiums                   34              18
      Accretion of investment security discounts                    (57)            (25)
      Securities gains, net                                        (279)           (609)
      Gain on sale of foreclosed assets                              (3)            (12)
      (Increase) decrease in all other assets                    (2,054)           (496)
      Increase (decrease) in all other liabilities                2,166             196
                                                        --------------------------------
      Net cash provided by operating activities                   3,302            1,062
                                                        --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available-for-sale                     (40,282)          (5,287)
  Proceeds from sale and maturities of sec avail-for-sale        25,512            7,581
  Proceeds from the sale of foreclosed assets                        43               47
  Purchase of securities held-to-maturity                           (25)            (224)
  Proceeds from calls and maturities of securities held-          2,073            1,013
  Net increase in loans                                          (6,075)          (3,902)
  Acquisition of bank premises and equipment                       (457)            (24)
  Acquisition of foreclosed assets                                  (34)              0
                                                        --------------------------------
      Net cash (used in)provided by investing activities        (19,245)           (796)
                                                        --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                       3,637           3,558
  Net  (decrease) increase in noninterest-bearing deposits       (2,390)         (2,783)
  Net increase  in sec. sold under repurch. agree.                6,141           2,242
  Increase (Decrease)  in other borrowed funds                    2,550          (5,180)
  Proceeds from long-term borrowings                              5,005            (750)
  Dividends paid                                                 (1,211)           (462)
  Stock options exercised                                            12              11
                                                        --------------------------------
      Net cash (used in)provided by financing activities         13,744          (3,364)
                                                        --------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (2,199)         (3,098)
CASH AND CASH EQUIVALENTS, BEGINNING                             12,297          13,124
                                                        --------------------------------
CASH AND CASH EQUIVALENTS, ENDING                               $10,098         $10,026
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

            The merger was treated as a pooling of
            interest for financial accounting purposes and constitutes a tax free reorganization for federal income tax purposes. The financial information of Penns Woods at and for the three-and six month periods ended June 30, 1999 reflect the combined business and operations of Penns Woods and FNBSM.

NOTE 3.  Comprehensive Income
            The components of other comprehensive income
             and related tax effects are as follows:

                                                           JUNE 30,         JUNE 30,
                                                              1999           1998*
                                                        --------------------------------
                                                         (IN THOUSANDS)
   Unrealized holding gains on avail-for-sale securities        ($4,133)           $916
   Less:  Reclassification adjustment for gains realized            279             843
                                                        --------------------------------
Net unrealized gains (losses)                                    (4,412)             73

Tax effect                                                       (1,500)             25

Net-of-tax amount                                               ($2,912)            $48
                                                        ================================

*Restated to reflect the acquisition of First National Bank of Spring Mills


NOTE 4.  Business Combinations

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
FOR THE PERIODS INDICATED

                                           THE FIRST
                                         NATIONAL BANK
                           PENNS WOODS  OF SPRING MILLS                   CONSOLIDATED

                            SIX MONTHS     SIX MONTHS     ADJUSTMENTS      SIX MONTHS
                              ENDED          ENDED                           ENDED
                          June 30, 1998  June 30, 1998        N/A        June 30, 1998
                                -              -               -               -
                          (IN THOUSANDS EXCEPT PER SHARE DATA)

  Interest income               $10,957          $1,247       N/A               $12,204
  Interest expense                4,452             528                           4,980
                          --------------------------------------------------------------
  Net interest income             6,505             719                           7,224
  Provision for possible
      loan losses                   150               5                             155
                          --------------------------------------------------------------
   Net interest income after
       provision for possible
       loan losses                6,355             714                           7,069
                          --------------------------------------------------------------
   Other non-interest income      1,466              48                           1,514
    Non-interest expense          3,631             464                           4,095
                          --------------------------------------------------------------
    Income before taxes           4,190             298                           4,488
    Income taxes                  1,028              62                           1,090
                          --------------------------------------------------------------
    Net income                   $3,162            $236                          $3,398
                          ==============================================================

EARNINGS PER SHARE - BASIC         1.23            3.15                            1.20
                          ==============================================================
EARNINGS PER SHARE -
       DILUTED                     1.23            3.15                            1.20
                          ==============================================================
WEIGHTED AVERAGE
                              2,566,381          75,000                       2,828,852
                          ==============================================================


                                           THE FIRST
                                         NATIONAL BANK
                           PENNS WOODS  OF SPRING MILLS                   CONSOLIDATED

                           THREE MONTHS   THREE MONTHS    ADJUSTMENTS     THREE MONTHS
                              ENDED          ENDED                           ENDED
                          June 30, 1998  June 30, 1998        N/A        June 30, 1998
                                -              -               -               -
                          (IN THOUSANDS EXCEPT PER SHARE DATA)

  Interest income                $5,602            $634       N/A                $6,236
  Interest expense                2,319             262                           2,581
                          --------------------------------------------------------------
  Net interest income             3,283             372                           3,655
  Provision for possible
      loan losses                    75               0                              75
                          --------------------------------------------------------------
   Net interest income after
       provision for possible
       loan losses                3,208             372                           3,580
                          --------------------------------------------------------------
   Other non-interest income        529              22                             551
    Non-interest expense          1,808             251                           2,059
                          --------------------------------------------------------------
    Income before taxes           1,929             143                           2,072
    Income taxes                    439              32                             471
                          --------------------------------------------------------------
    Net income                   $1,490            $111                          $1,601
                          ==============================================================

EARNINGS PER SHARE - BASIC         0.58            1.48                            0.57
                          ==============================================================
EARNINGS PER SHARE -
       DILUTED                     0.58            1.48                            0.57
                          ==============================================================
WEIGHTED AVERAGE
       SHARES OUTSTANDING     2,566,381          75,000                       2,828,852
                          ==============================================================

EARNINGS SUMMARY

   Interest Income

          For the six months ended June 30, 1999,
          total interest income increased by $378,000 or 3.10% compared to the same period in 1998.
          This increase is due to an increase of $24,000 in interest and fees on loans and an increase in total interest and dividends on investments of $354,000.

          The increase in interest and fees on loans of $24,000 was primarily due to the increase in loans and also to an increase in fees and late charges collected . Interest and dividends on investments increased due to the net effect of a $76,000 increase in taxable interest, a $243,000 increase in nontaxable interest and an increase in dividend income of $35,000.

         Interest Expense

            For the six months ended June 30, 1999
            total interest expense increased $80,000 or 1.61% over the same period in 1998. The increase in interest expense can be attributed to the increase in interest expense paid on advances from the Federal Home Loan Bank of Pittsburgh
           ("FHLB") in addition to an increase in interest expense paid on repurchase agreements.

         Provision for Loan Losses

            The provision for losses for the six
            months ended June 30, 1999  decreased
            $25,000 from the corresponding period in 1998. This decrease reflects an anticipated moderate decline in consumer loan losses for the year.

            As of the first quarter of 1999, charge offs exceeded recoveries by $39,000 compared to the second quarter of 1998 when charge offs exceeded recoveries by $118,000. Provisions to date total $130,000 as compared to provisions through June 30, 1998 of $155,000.

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

            The ratio of non-accruing loans and those
            accruing but delinquent more than 90 days
            (collectively called "non-performing"
            loans) to the allowance for loan losses
            stood at .20 times at June 30, 1999 an
            increase  in coverage from the .26 times at
            December 31, 1998.   The decrease in
            non-performing loans occurred mainly in the mortgage loan portfolio. Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.


         Other Operating Income

            Other operating income for the six months ended June 30, 1999 decreased $463,000.
            This decrease is due to the net effect of an
             increase in service charges collected of
            $104,000, a decrease in securities gains
            realized of $564,000 and a decrease in
            other income of $3,000.

            The increase in service charges  was
            a result of an increase in service charges collected on deposit accounts.
            The overall decrease in other operating
             income was primarily due to
             the $564,000 decrease in securities gains
            recognized. Realized gains were on sales of bonds that were sold in effort to better match the Bank's rate-sensitive assets and rate-sensitive liabilities given the current economic conditions. In addition, gains were realized on partial sales of equity securities that have been in the portfolio long-term that had reached what management had determined to be their maximum potential.

         Other Operating Expense

            For the six months ended June 30, 1999
            total other operating expenses increased $391,000 over the same period in 1998.

            Employee salaries and benefits
            increased $80,000 as a result of increases in salary levels and the hiring of additional employees.

            Occupancy expense increased $98,000 and
             furniture and equipment expense decreased
            67,000.  The  increase in occupancy
             expense can be attributed to an increase in such expenses related to the opening of the full-service branch office in Zion, Pennsylvania, on May 8, 1999 and the Wal-Mart Supercenter in
             Mill Hall, Pennsylvania, in October, 1998.

             The $67,000 decrease in furniture and
             equipment expense can be attributed mainly to a significant reduction in lease expenses incurred relating to the Company's main frame computer equipment.

            Expenses included under the other expenses
            heading are such items as: advertising, postage, maintenance, FDIC, other insurance,
            Pennsylvania State shares tax,
            legal and professional fees, telephone,
            printing and supplies and other general and
            administrative expenses.   An overall increase
            in other expenses totalled $280,000. This increase can be largely attributed to the opening of the two new branches mentioned above.
             In addition, included in the $280,000 increase is
            $91,137 of non-recurring expenses related to the acquisition of The First National Bank of Spring Mills.

         Provision for Income Taxes

            Provision for income taxes for the six
            months ended June 30, 1999 resulted in an effective income tax rate of 22.37% compared to 24.29% for the corresponding period in 1998. The decrease noted is primarily a result of the decrease in the amount of security gains included in taxable income.


         ASSET/LIABILITY MANAGEMENT

         Assets

           At June 30, 1999, cash, federal funds sold, and investment securities totalled
           $124,112,000, or a net increase of $6,413,000
           over the corresponding balance at December
           31, 1998.  Investment securities increased
           $8,612,000 while cash decreased $2,199,000.
            During this period, net loans
            increased by $5,945,000 to $219,830,000.

          The increase in investment securities from December 31, 1998 to June 30, 1999 is primarily due to the purchases of obligations of states and political subdivisions and Government securities which were funded by long-term advances from FHLB.

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

           The allowance for loan losses totalled
           $2,772,000 at June 30, 1999, an increase of $92,000 over the balance at December 31, 1998. For the six months ended
            June 30, 1999, the provision for loan
            losses totalled $130,000. As a percent of loans, the allowance for loan losses at June 30, 1999 totalled 1.25% versus
            1.24% at December 31, 1998.

           Loans accounted for on a non-accrual basis totalled $541,000 and $646,000 at June 30, 1999
           December 31, 1998 respectively.

           Accruing loans, contractually delinquent 90
           days or more were $23,000 at June 30, 1999 and $60,000 at December 31, 1998.
           These loans are predominately secured by first lien mortgages on residential real estate where appraisal values mitigate any potential loss of interest and principal.
           The ratio of non-accruing loans and those accruing but delinquent more than 90 days to the allowance for loan losses stood at .20 times at June 30, 1999 and .26 times at December 31, 1998. Presently the portfolio has no loans that meet the definition of "trouble debt restructurings" under FAS 15.

           A watch list of potential problem loans is maintained and updated quarterly by an internal credit review committee. At this time there are no credits of substance that have the potential to become more than 90 days delinquent.

           The Bank has not had nor presently has any foreign outstandings. In addition, no known concentrations of credit presently exist.

           At June 30, 1999 the balance of other real estate was $34,000 compared to $40,000 at December 31, 1998. The $40,000 property that was being held in the account on December 31, 1998 was sold in March, 1999 and a $34,000 property was placed into other real estate in June, 1999.

         Deposits

           At June 30, 1999 total deposits amounted to $254,381,000 representing an increase of
           $1,247,000, or .49%, from total deposits at December 31, 1998.

         Other Liabilities

           At June 30, 1999, other liabilities
           totalled $4,305,000 or a $831,000 increase over the balance at December 31, 1998. This increase is primarily due to an increase in accrued taxes and accrued expenses.


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

           At June 30, 1999, regulatory capital to total assets was 13.71% compared to 14.61% at December 31, 1998. Primary capital to total assets at June 30, 1999 was 14.49% compared to 15.39% at December 31, 1998.

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

           Capital is being maintained in compliance with risk-based capital guidelines.
           The Company's Tier 1 Capital to total risk weighted assets ratio is 20.21% and the total capital ratio to total risk weighted assets ratio is 22.37%.

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

            5.  Investments to Total Deposits, 50% maximum

            6.  Total Liquid Assets to Total Assets, 25% minimum

            7.  Total Liquid Assets to Total Liabilities, 25% minimum

            8.  Net Core Funding Dependence, 15% maximum


        The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totalling $8,000,000 from correspondent banks. In addition, the Bank has an agreement with the Federal
        Home Loan Bank of Pittsburgh that enables the Bank to receive advances up to $93,032,000 through the Federal Home Loan Bank's "Open Repo Plus", revolving line of credit program, with commitment up to one year.

         All of the funding mentioned is available to the Bank, should the need for short-term funds arise.

        The following table sets forth the Bank's interest rate sensitivity as of June 30, 1999:

                                           AFTER ONE       AFTER TWO         AFTER
                             WITHIN        BUT WITHIN      BUT WITHIN         FIVE
                             ONE YEAR      TWO  YEARS      FIVE YEARS        YEARS

Earning assets: (1) (2)
   Investment securities (1)    $11,943         $12,877         $24,714         $61,409

   Loans (2)                     73,024          28,704          95,024          25,849
                          --------------------------------------------------------------
Total earning assets             84,967          41,581         119,738          87,258


   Deposits (3)                 115,971          27,656          55,184          15,725
   Borrowings                    19,914           2,783          25,000               0
                          --------------------------------------------------------------
Total interest bearing liab     135,885          30,439          80,184          15,725

Net non-interest bearing
   funding (4)                   12,489           9,513          23,179          26,130
                          --------------------------------------------------------------
Total net funding sources       148,374          39,952         103,363          41,855

Excess assets (liabilities)     (63,407)          1,629          16,375          45,403
Cumulative excess
   assets (liabilities)         (63,407)        (61,778)        (45,403)              0

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

          In this analysis the company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOW's, savings accounts, and the MMDA accounts will be adjusted by 50% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in its balance sheet. Below are the results of this rate shock analysis as of June 30, 1999.

                                        Net Interest Income
            Change in Rates             Change (After tax)
                 -200                         $762
                 -100                         $407
                 +100                        ($422)
                 +200                        ($848)

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

           In addition, Penns Woods Bancorp, Inc. was in the midst of upgrading hardware, software and personal computers as early as 1997 and continued in 1998 by adding a compliant phone system and more updated personal computers and software. These expenses were not generated because of Year 2000, but rather by our holding company's commitment to better serve our customers. "Stand alone testing" of core information technology systems as well as any certifications of non-core information technology systems and non-information technology systems (ie: phones, heating/ cooling) were substantially complete as of September 30, 1998. Testing of software that relates information between systems has been completed. No incompatibilities were found.

           The readiness of these systems for all companies under the holding company have been carefully considered. For instance, the software and personal computer used to track and operate Woods Investment Company, Inc. was determined to be non-compliant. This company was added to the already compliant main frame system.

           Internal risks relating to deposit and loan customers were
 ' assessed to the extent possible by use of questionnaires to major loan customers, culminating in on-site visits where deemed necessary by management.

           The effects on investments and deposits in the year 2000 will be, in our opinion, undeterminable events. A contingency plan has been developed to address any withdrawal of funds and other issues.

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

Part II.  OTHER INFORMATION

Item 5.  Other Information.

            On May 8, 1999, Jersey Shore State Bank, a wholly-owned subsidiary of Penns Woods
            Bancorp, Inc. opened the Zion branch
            office. This full-service branch is located at 100 Cobblestone Road, Bellefonte, PA 16823.


Item 6.  Exhibits and reports on Form 8-K.



Number      Description
--------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule


     b.  RepNo reports on Form 8-K were filed in the second quarter of 1999.



 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PENNS WOODS BANCORP, INC.
                                        (Registrant)


Date:       August  16, 1999
                                        --------------------------------
                                        Ronald A. Walko, Executive V President
                                        and Chief Executive Officer
Date:       August   16, 1999
                                        --------------------------------
                                        Sonya E. Scott, Secretary



            Description
--------------------------
(11)        Statement Regarding Computation of Per Share  Earnings

(27)        Financial Data Schedule

 EXHIBIT 11


STATEMENT OF COMPUTATION OF EARNING PER SHARE
FOR THE PERIOD ENDED 6/30/99

                                              LESS          FRACTION
                SHARES                     FRACTIONAL          OF           WEIGHTED
DATE         OUTSTANDING   RESTATEMENT       SHARES           YEAR           SHARES
----------------------------------------------------------------------------------------
1/01/99 - 4/    2,837,167      110%            -                 97/181     1,672,517.8
4/08/99 - 6/    2,837,227      110%                              57/181       982,840.5
6/07/99 - 6/    2,837,887      110%                               4/181        68,987.3
6/08/99 - 6/    3,121,286                                        23/181       396,627.5

  WEIGHTED SHARES OUTSTANDING  6/30/99                                        3,120,973
                                                                        ================


NET INCOME 6/30/99                           $3,071,812
WEIGHTED SHARES OUTSTANDING  6/30/99          3,120,973
EARNINGS PER SHARE 6/30/99 - BASIC                                                $0.98
                                                                        ================

NET INCOME 6/30/99                           $3,071,812

WEIGHTED SHARES OUTSTANDING 6/30/99           3,120,973
DILUTIVE EFFECT OF STOCK OPTIONS 6/30/99          9,146
                                              3,130,119
EARNINGS PER SHARE 6/30/99 - DILUTED                                              $0.98
                                                                        ================