Form 10-Q
period 1999-09-30
PENNS WOODS BANCORP INC
filed 1999-11-15
CIK 716605

secQ999
FORM 10-Q QUARTERLY REPORT

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



  FORM 10-Q

QUARTERLY REPORT UNDER SECTION 10
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1999   Commission file number
                                                   0-17077



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

                         YES [  X  ]              NO[     ]


On September 30, 1999 were were 3,121,836 shares of the Registrant's common stock outstanding.

PART  I  FINANCIAL STATEMENTS

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
AT DATES INDICATED

                                                September 30,    December 31,
                                                     1999           1998*
                                               --------------------------------
                                                (IN THOUSANDS)
ASSETS:
  Cash and due from banks                              $13,978         $12,297
  Investment securities available-for-sale             112,407         102,324
  Investment securities held-to-maturity                 3,017           3,078
  Loans, net of unearned discount                      229,545         216,565
  Allowance for loan and lease losses                   (2,789)         (2,680)

             Loans, net                                226,756         213,885

  Bank premises and equipment, net                       5,205           4,738
  Accrued interest receivable                            2,241           1,857
  Foreclosed assets held for sale                            0              40
  Other assets                                           5,648           3,401
                                               --------------------------------
             TOTAL ASSETS                             $369,252        $341,620
                                               ================================

LIABILITIES:
  Demand Deposits                                      $42,914         $42,233
  Interest-bearing demand deposits                      45,846          44,041
  Savings deposits                                      48,357          49,737
  Time deposits                                        119,890         117,123
                                               --------------------------------
             Total deposits                           $257,007        $253,134

  Federal funds purchased                               13,400               0
  Securities sold under repurchase agreements           16,842          11,223
  Accrued interest payable                                 978           1,115
  Other Liabilities                                      3,616           3,474
   Long-term borrowings                                 29,778          22,778
             Total liabilities                 --------------------------------
                                                      $321,621        $291,724
                                               --------------------------------
SHAREHOLDERS' EQUITY:
  Common stock, par value $10 per share,
             10,000,000 shares authorized              $31,255         $28,409
 Additional paid-in capital                             18,110           4,768
 Retained earnings                                      (1,161)         11,975
Accumulated other comprehensive income                    (359)          4,958
Less:  Treasury stock at cost, 3,656 shares in            (214)           (214)
                                               --------------------------------
             Total shareholders' equity                $47,631         $49,896
                                               --------------------------------
             TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY                     $369,252        $341,620
                                               ================================
             *Restated to relect the acquisition of First National Bank of Spring Mills

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIODS  INDICATED


                                                 NINE MONTHS     NINE MONTHS       QUARTER          QUARTER
                                                    ENDED           ENDED            ENDED           ENDED
                                               September 30, 19September 30, 19September 30, 199September 30, 1998*
                                               -----------------------------------------------------------------
                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans                 $14,784         $14,719           $5,067          $5,026
  Interest and dividends on investments:   -----------------------------------------------------------------
             Taxable interest                  2,581           2,601              881             977
             Nontaxable interest               1,214             851              428             308
             Dividends                           583             500              204             156
                                           -----------------------------------------------------------------
             Total interest and dividends
             on investments                    4,378           3,952            1,513           1,441
                                           -----------------------------------------------------------------
             Total interest income            19,162          18,671            6,580           6,467
                                           -----------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                         5,912           6,637            1,938           2,239
  Interest on Federal funds purchased            102             196               86              99
  Interest on securities sold under
     repurchase agreements                       528             381              193             134
  Interest on other borrowings                 1,128             566              393             328
                                            -----------------------------------------------------------------
             Total interest expense            7,670           7,780            2,610           2,800
                                            -----------------------------------------------------------------
  Net interest income                         11,492          10,891            3,970           3,667
  Provision for loan losses                      208             230               78              75
                                            -----------------------------------------------------------------
  Net interest income after provision for
  loan losses                                 11,284          10,661            3,892           3,592
                                            -----------------------------------------------------------------
OTHER OPERATING INCOME:
  Service charges                                991             812              348             273
  Securities gains                               551           1,059              272             216
  Other income                                   172             187               41              53
                                            -----------------------------------------------------------------
             Total other operating income      1,714           2,058              661             542
                                            -----------------------------------------------------------------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits               3,465           3,332            1,164           1,111
  Occupancy expense, net                         588             456              199             165
  Furniture and equipment expense                546             568              241             196
  Other expenses                               2,122           1,815              629             602
                                            -----------------------------------------------------------------
             Total other operating expenses    6,721           6,171            2,233           2,074
                                            -----------------------------------------------------------------
INCOME BEFORE TAXES                            6,277           6,548            2,320           2,060
INCOME TAX PROVISION                           1,425           1,664              540             574
                                            -----------------------------------------------------------------
NET INCOME                                     4,852           4,884            1,780           1,486
                                            =================================================================
EARNINGS PER SHARE - BASIC                      1.55            1.57             0.57            0.48
                                            =================================================================
EARNINGS PER SHARE - DILUTED                    1.55            1.56             0.57            0.48
                                            =================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING        3,121,151              **3        3,121,151    **3,113,399
                                            =================================================================

*Restated to reflect the acquisition of First National Bank of Spring Mills
**Weighted average shares used for computation of net income per share reflect the issuance of a 10% stock dividend on June 8, 1999.

   PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE  NINE  MONTHS ENDED SEPTEMBER 30, 1999

(IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                 UNREALIZED
                                                                                   ACCUMULATED     APPREC.
                                   COMMON                   ADDITIONAL               OTHER                   TOTAL
                                    STOCK                    PAID-IN   RETAINED  COMPREHENSIVE   TREASURY  SHAREHOLDERS'
                                   SHARES          AMOUNT    CAPITAL   EARNINGS   INCOME          STOCK        EQUITY
                              -----------------------------------------------------------------------------------------
Balance, December 31, 1998           2,578,352    $25,784     $4,768   $10,462    $4,826       ($214)      $45,626

Adjustments in connection
   with pooling of interest            262,471     $2,625               $1,513     $132                     $4,270

Balance, December 31, 1998           2,840,823     28,409      4,768    11,975    4,958        (214)        49,896
   As restated

Net income for the nine months
    ended September 30, 1999                                             4,852                                4,852
Dividends declared, $0.5818                                             (1,835)                              (1,835)
Stock dividend 10%                     283,399     2,833      13,320   (16,153)                                  0
Stock options exercised                   1270        13          22                                             35
Net change in unrealized
     appreciation (depreciation)                                                  (5,317)                    (5,317)
                             --------------------------------------------------------------------------------------
Balance, September 30, 1999          3,125,492    $31,255    $18,110   ($1,161)    ($359)      ($214)       $47,631
                            =======================================================================================


PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT
OF CASH FLOWS
FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                                                                SEPTEMBER 30,    SEPTEMBER30,
                                                                     1999            1998*
                                                               ---------------------------------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                      $4,852           $4,884
  Adjustments to reconcile net income to net cash
  provided by operating activities
      Depreciation                                                   512              267
      Provision for loan losses                                      208              230
      Amortization of investment security premiums                    50               60
      Accretion of investment security discounts                    (119)             (83)
      Securities gains, net                                         (578)          (1,059)
      Gain on sale of foreclosed assets                               (6)             (12)
      (Increase) decrease in all other assets                       (351)          (2,513)
      Increase (decrease) in all other liabilities                   472            1,543
                                                         ---------------------------------
                  Net cash provided by operating activities        5,040            3,317
                                                         ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available-for-sale                      (57,223)         (39,956)
  Proceeds from sale and maturities of securities available-for   37,731           20,257
  Proceeds from the sale of foreclosed assets                         80               47
  Purchase of securities held-to-maturity                            (25)            (224)
  Proceeds from calls and maturities of securities held-to-matu    2,086            2,999
  Net increase in loans                                          (13,079)         (12,673)
  Acquisition of bank premises and equipment                        (979)            (335)
  Acquisition of foreclosed assets                                   (34)               0
                                                         ---------------------------------
                  Net cash (used in)  provided by investing act  (31,443)         (29,885)
                                                         ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                        3,192            3,592
  Net  increase in noninterest-bearing deposits                      681           (3,207)
  Net increase  in sec. sold under repurch. agree.                 5,619            3,809
  Increase (Decrease)  in other borrowed funds                    13,400              640
  Proceeds from long-term borrowings                               7,000           19,278
  Dividends paid                                                  (1,835)          (1,477)
  Stock options exercised                                             27               38
                                                         ---------------------------------
                  Net cash (used in) provided by financing acti   28,084           22,673
                                                        ---------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               1,681           (3,895)
CASH AND CASH EQUIVALENTS, BEGINNING                              12,297           13,124
                                                        ---------------------------------
CASH AND CASH EQUIVALENTS, ENDING                                $13,978           $9,229
                                                        =================================
             *Restated to reflect the acquisition of First National Bank of Spring Mills

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

           The merger was treated as a pooling of
           interest for financial accounting purposes and constitutes a tax free reorganization for federal income tax purposes. The financial information of Penns Woods at and for the three-and nine month periods ended Sept 30, 1999 reflect the combined business and operations of Penns Woods and FNBSM.

NOTE 3.  Comprehensive Income
            The components of other comprehensive income
             and related tax effects are as follows:

                                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                                     1999            1998*
                                                               ---------------------------------
                                                                (IN THOUSANDS)
   Unrealized holding gains on available-for-sale securities           ($7,505)         ($1,529)
   Less:  Reclassification adjustment for gains realized in inc            551            1,059
                                                               ---------------------------------
Net unrealized gains (losses)                                           (8,056)          (2,588)

Tax effect                                                              (2,739)            (880)

Net-of-tax amount                                                      ($5,317)         ($1,708)
                                                               =================================

*Restated to reflect the acquisition of First National Bank of Spring Mills


NOTE 4.  Business Combinations

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
FOR THE PERIODS INDICATED

                                                  THE FIRST
                                                NATIONAL BANK
                                 PENNS WOODS   OF SPRING MILLS                   CONSOLIDATED

                                 NINE MONTHS     NINE MONTHS     ADJUSTMENTS      NINE MONTHS
                                    ENDED           ENDED                            ENDED
                              Sept 30, 1999    Sept 30, 1998        N/A          Sept 30, 1998
                                      -               -               -                -
                              (IN THOUSANDS EXCEPT PER SHARE DATA)

  Interest income                      $16,801          $1,870       N/A                $18,671
  Interest expense                       6,973             808                            7,781
                              ------------------------------------------------------------------
  Net interest income                    9,828           1,062                           10,890
  Provision for possible
      loan losses                          225               5                              230
                              ------------------------------------------------------------------
   Net interest income after
       provision for possible
       loan losses                       9,603           1,057                           10,660
                              ------------------------------------------------------------------
   Other non-interest income             1,985              73                            2,058
    Non-interest expense                 5,442             728                            6,170
                              ------------------------------------------------------------------
    Income before taxes                  6,146             402                            6,548
    Income taxes                         1,573              91                            1,664
                              ------------------------------------------------------------------
    Net income                          $4,573            $311                           $4,884
                              ==================================================================

EARNINGS PER SHARE - BASIC                1.62            3.77                             1.57
                              ==================================================================
EARNINGS PER SHARE -
       DILUTED                            1.62            3.77                             1.56
                              ==================================================================
WEIGHTED AVERAGE
                                     2,824,681          82,500                        3,113,399
                              ==================================================================

   Combined weighted average shares are based on (i) the weighted average number of shares of Penns Woods Common Stock outstanding during the first nine months of 1998 of 2,567,892 shares plus (ii) the weighted average number of shares of FNBSM Common Stock outstanding during the first nine months of 1998 of 75,000, multiplied by the Exchange Ratio, less 29 fractional shares.
All shares have been adjusted to reflect the issuance of a 10% stock dividend on June 8, 1999.



                                                  THE FIRST
                                                NATIONAL BANK
                                 PENNS WOODS   OF SPRING MILLS                   CONSOLIDATED

                                THREE MONTHS     THREE MONTHS    ADJUSTMENTS     THREE MONTHS
                                    ENDED           ENDED                            ENDED
                              September 30, 199September 30, 19      N/A       September 30, 1998
                                      -               -               -                -
                              (IN THOUSANDS EXCEPT PER SHARE DATA)

  Interest income                       $5,844            $623       N/A                 $6,467
  Interest expense                       2,521             280                            2,801
                              ------------------------------------------------------------------
  Net interest income                    3,323             343                            3,666
  Provision for possible
      loan losses                           75               0                               75
                              ------------------------------------------------------------------
   Net interest income after
       provision for possible
       loan losses                       3,248             343                            3,591
                              ------------------------------------------------------------------
   Other non-interest income               519              25                              544
    Non-interest expense                 1,811             264                            2,075
                              ------------------------------------------------------------------
    Income before taxes                  1,956             104                            2,060
    Income taxes                           545              29                              574
                              ------------------------------------------------------------------
    Net income                          $1,411             $75                           $1,486
                              ==================================================================

EARNINGS PER SHARE - BASIC                0.50              .91                            0.48
                              ==================================================================
EARNINGS PER SHARE -
       DILUTED                            0.50              .91                            0.48
                              ==================================================================
WEIGHTED AVERAGE
       SHARES OUTSTANDING            2,824,681           82,500                        3,113,399

                              ==================================================================

    Combined weighted average shares are based on (i) the weighted average number of shares of Penns Woods Common Stock outstanding during the first nine months of 1998 of 2,567,892 shares plus (ii) the weighted average number of shares of FNBSM Common Stock outstanding during the first nine months of 1998 of 75,000, multiplied by the Exchange Ratio, less 29 fractional shares. All shares have also been adjusted to reflect the issuance of a 10% stock dividend on June 8, 1998.

EARNINGS SUMMARY

   Interest Income

          For the nine months ended September 30, 1999, total interest income increased by $491,000 or 2.63% compared to the same period in 1998.
          This increase is due to an increase of $65,000 in interest and fees on loans and an increase in total interest and dividends on investments of $426,000.

          The increase in interest and fees on loans of $65,000 was primarily due to the increase in loans and also to the increases in rates during the third quarter . Interest and dividends on investments increased due to the net effect of a $20,000 decrease in taxable interest, a $363,000 increase in nontaxable interest and an increase in dividend income of
           $83,000.

         Interest Expense

          For the nine months ended September 30, 1999 total interest expense decreased $110,000 or 1.41% over the same period in 1998. The overall decrease in interest expense can be attributed to the decrease in interest paid on deposit accounts and Federal funds purchased.




         Provision for Loan Losses

          The provision for losses for the nine
          months ended September 30, 1999  decreased
          $22,000 from the corresponding period in 1998. This decrease reflects an anticipated moderate decline in consumer loan losses for the year.

          As of the third quarter of 1999, charge offs exceeded recoveries by $100,000 compared to the third quarter of 1998 when charge offs exceeded recoveries by $168,000. Provisions to date total $208,000 as compared to provisions through September 30, 1998 of $230,000.

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

            The ratio of non-accruing loans and those
            accruing but delinquent more than 90 days
            (collectively called "non-performing"
            loans) to the allowance for loan losses
            stood at .20 times at September 30, 1999 an
            increase  in coverage from the .26 times at
            December 31, 1998.   The decrease in
            non-performing loans occurred mainly in the mortgage loan portfolio. Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.


         Other Operating Income

            Other operating income for the nine months ended September 30, 1999 decreased $344,000.
            This decrease is due to the net effect of an increase in service charges collected of $179,000, a decrease in securities gains realized of $508,000 and a decrease in other income of $15,000.

            The increase in service charges  was
            a result of an increase in service charges collected on deposit accounts.
            The overall decrease in other operating
            income was primarily due to
            the $508,000 decrease in securities gains recognized. Realized gains were on sales of bonds that were sold in effort to better match the Bank's rate-sensitive assets and rate-sensitive liabilities given the current economic conditions. In addition, gains were realized on partial sales of equity securities that have been in the portfolio long-term that had reached what management had determined to be their maximum potential.

         Other Operating Expense

            For the nine months ended September 30, 1999
            total other operating expenses increased $550,000 over the same period in 1998.

            Employee salaries and benefits
            increased $133,000 as a result of increases in salary levels and the hiring of additional employees.

            Occupancy expense increased $132,000 and furniture and equipment expense decreased
            22,000.  The  increase in occupancy
            expense can be attributed to an increase in such expenses related to the opening of the full-service branch office in Zion, Pennsylvania, on May 8, 1999 and the Wal-Mart Supercenter in Mill Hall, Pennsylvania, in October, 1998.

            The $22,000 decrease in furniture and
            equipment expense can be attributed mainly to a significant reduction in lease expenses incurred relating to the Company's main frame computer equipment.

            Expenses included under the other expenses
            heading are such items as: advertising, postage, maintenance, FDIC, other insurance,
            Pennsylvania State shares tax,
            legal and professional fees, telephone,
            printing and supplies and other general and
            administrative expenses.   An overall increase
            in other expenses totalled $307,000. This increase can be largely attributed to the opening of the two new branches mentioned above and a check imaging system that was installed during the year.
            In addition, included in the $307,000 increase is approximately $116,000 of non-recurring expenses related to the acquisition of The First National Bank of Spring Mills.

         Provision for Income Taxes

            Provision for income taxes for the nine
            months ended Setpember 30, 1999 resulted in an effective income tax rate of 22.70% compared to 25.41% for the corresponding period in 1998. The decrease noted is primarily a result of the decrease in the amount of security gains included in taxable income.


         ASSET/LIABILITY MANAGEMENT

         Assets

           At September 30, 1999, cash, federal funds sold, and investment securities totalled
           $129,402,000, or a net increase of $11,703,000
           over the corresponding balance at December
           31, 1998.  Investment securities increased
           $10,022,000 while cash increased $1,681,000.
           During this period, net loans
           increased by $12,871,000 to $226,756,000.

          The increase in investment securities from December 31, 1998 to September 30, 1999 is primarily due to the purchases of obligations of states and political subdivisions and Government securities which were funded by long-term advances from FHLB.

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

           The allowance for loan losses totalled
           $2,789,000 at September 30, 1999, an increase of $109,000 over the balance at December 31, 1998. For the nine months ended
           September 30, 1999, the provision for loan losses totalled $208,000. As a percent of loans, the allowance for loan losses at September 30, 1999 totalled 1.22% versus
           1.24% at December 31, 1998.

           Loans accounted for on a non-accrual basis totalled $462,000 and $646,000 at September 30, 1999
           December 31, 1998 respectively.

           Accruing loans, contractually delinquent 90
           days or more were $93,000 at September 30, 1999 and $60,000 at December 31, 1998.
           These loans are predominately secured by first lien mortgages on residential real estate where appraisal values mitigate any potential loss of interest and principal.
           The ratio of non-accruing loans and those accruing but delinquent more than 90 days to the allowance for loan losses stood at .20 times at September 30, 1999 and .26 times at December 31, 1998. Presently the portfolio has no loans that meet the definition of "trouble debt restructurings" under FAS 15.

           A watch list of potential problem loans is maintained and updated quarterly by an internal credit review committee. At this time there are no credits of substance that have the potential to become more than 90 days delinquent.

           The Bank has not had nor presently has any foreign outstandings. In addition, no known concentrations of credit presently exist.

           At September 30, 1999 the balance of other real estate was $0 compared to $40,000 at December 31, 1998. The $40,000 property that was being held in the account on December 31, 1998 was sold in March, 1999 and a $34,000 property that was placed into other real estate during the second quarter of 1999 was sold in August, 1999.

         Deposits

           At September 30, 1999 total deposits amounted to $257,007,000 representing an increase of
           $3,873,000, or 1.53%, from total deposits at December 31, 1998.

         Other Liabilities

           At September 30, 1999, other liabilities totalled $3,616,000 or a $142,000 increase over the balance at December 31, 1998. This increase is primarily due to an increase in accrued taxes and accrued expenses.


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

           At September 30, 1999, regulatory capital to total assets was 12.90% compared to 14.61% at December 31, 1998. Primary capital to total assets at September 30, 1999 was 13.65% compared to 15.39% at December 31, 1998.

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

           Capital is being maintained in compliance with risk-based capital guidelines.
           The Company's Tier 1 Capital to total risk weighted assets ratio is 20.04% and the total capital ratio to total risk weighted assets ratio is 21.71%.

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

            5.  Investments to Total Deposits, 50% maximum

            6.  Total Liquid Assets to Total Assets, 25% minimum

            7.  Total Liquid Assets to Total Liabilities, 25% minimum

            8.  Net Core Funding Dependence, 15% maximum


        The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totalling $8,000,000 from correspondent banks. In addition, the Bank has an agreement with the Federal
        Home Loan Bank of Pittsburgh that enables the Bank to receive advances up to $88,050,000 through the Federal Home Loan Bank's "Open Repo Plus", revolving line of credit program, with commitment up to one year.

         All of the funding mentioned is available to the Bank, should the need for short-term funds arise.

        The following table sets forth the Bank's interest rate sensitivity as of September 30, 1999:

                                                  AFTER ONE       AFTER TWO          AFTER
                                   WITHIN         BUT WITHIN      BUT WITHIN         FIVE
                                  ONE YEAR        TWO  YEARS      FIVE YEARS         YEARS

Earning assets: (1) (2)
   Investment securities (1)           $10,319         $18,186         $22,834          $64,658

   Loans (2)                            77,099          29,682          95,957           26,807
                              ------------------------------------------------------------------
Total earning assets                    87,418          47,868         118,791           91,465


   Deposits (3)                        106,628          40,156          49,840           17,468
   Borrowings                           33,241               0          26,778                0
                              ------------------------------------------------------------------
Total interest bearing liabili         139,869          40,156          76,618           17,468

Net non-interest bearing
   funding (4)                          12,357           9,461          23,167           26,446
                              ------------------------------------------------------------------
Total net funding sources              152,226          49,617          99,785           43,914

Excess assets (liabilities)            (64,808)         (1,749)         19,006           47,551
Cumulative excess
   assets (liabilities)                (64,808)        (66,557)        (47,551)               0

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

          In this analysis the company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOW's, savings accounts, and the MMDA accounts will be adjusted by 50% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in its balance sheet. Below are the results of this rate shock analysis as of September 30, 1999.

                                               Net Interest Income
              Change in Rates                  Change (After tax)
                   -200                              435
                   -100                              841
                   +100                             -442
                   +200                             -886

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


Item 6.  Exhibits and reports on Form 8-K.



Number       Description
------------------------------
(11)         Statement Regarding Computation of Per Share  Earnings

(27)         Financial Data Schedule


     b. RepoOn September 23, 1999 Penns Woods Bancorp, Inc. filed a Form 8-K report under Item 4. of Form 8-K reporting a change in the registrant's independent certified puplic accountants.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PENNS WOODS BANCORP, INC.
                                               (Registrant)


Date:        November 15, 1999
                                    ----------------       -
                                    Ronald A. Walko, Executive Vice President and Chief Executive Officer

Date:        November 15, 1999
                                    ----------------       -
                                    Sonya E. Scott, Secretary




             Description
------------------------------
(11)         Statement Regarding Computation of Per Share  Earnings

(27)         Financial Data Schedule

EXHIBIT 11


STATEMENT OF COMPUTATION OF EARNING PER SHARE
FOR THE PERIOD ENDED 9/30/99

                                                     LESS          FRACTION
                  SHARES                          FRACTIONAL          OF           WEIGHTED
DATE            OUTSTANDING      RESTATEMENT        SHARES           YEAR           SHARES
------------------------------------------------------------------------------------------------
1/01/99 - 4/0       2,837,167       110%              -                 97/273      1,108,885.4
4/08/99 - 6/0       2,837,227       110%                                57/273        651,626.9
6/07/99 - 6/0       2,837,887       110%                                 4/273         45,738.8
6/08/99 - 8/2       3,121,286                                           79/273        903,229.3
8/26/99 - 9/3       3,121,836                                           36/273        411,670.7

  WEIGHTED SHARES OUTSTANDING  9/30/99                                                3,121,151
                                                                               =================


NET INCOME 9/30/99                                  $4,851,858
WEIGHTED SHARES OUTSTANDING  9/30/99                 3,121,151
EARNINGS PER SHARE 9/30/99 - BASIC                                                        $1.55
                                                                               =================

NET INCOME 9/30/99                                  $4,851,858

WEIGHTED SHARES OUTSTANDING 9/30/99                  3,121,151
DILUTIVE EFFECT OF STOCK OPTIONS 9/30/99                 8,278
                                                     3,129,429
EARNINGS PER SHARE 9/30/99 - DILUTED                                                      $1.55
                                                                               =================