Form 10-K
period 1999-12-31
PENNS WOODS BANCORP INC
filed 2000-03-27
CIK 716605

[Letter of Penns Woods Bancorp, Inc.]


24-Mar-00

VIA EDGAR

Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, DC  20549

RE:         Penns Woods Bancorp. Inc. (File No. 0-17077)
            1999 Annual Report on Form 10-K

Ladies and Gentlemen:

  Enclosed for filing via EDGAR is the Annual Report on Form 10-K for the year ended December 31, 1999 of Penns Woods Bancorp, Inc.

  Please contact the undersigned at (570) 322-1111 if you have any questions relating to this filing.


                            Very truly yours,
                            PENNS WOODS BANCORP, INC.
                            /s/ Sonya  E. Scott

                            Sonya E. Scott
                            Secretary


SES/mjs
Enclosures



                           FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended           December 31, 1999

         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _________to___________

Commission file number                 0-17077

PENNS WOODS BANCORP, INC.
(exact name of registrant as specified in its charter)


Pennsylvania                                23-2226454
  (State or other jurisdiction             (IRS. Employer
of incorporation or organization)           Identification No.)


300 Market Street, P.O. Box 967
Williamsport, Pennsylvania 17703-0967
(Address of principal executive offices)

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


State the aggregate market value of the voting stock held by non-affiliates of the registrant $87,900,640 at February 29, 2000

Indicate the number of shares outstanding of each of
the issuer's classes of common stock, as of the latest
practicable date.
Class                        Outstanding at February 29, 2000
Common Stock, $10 Par Value              3,125,384 Shares


DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

a).  Penns Woods Bancorp, Inc. 1999 Annual Report
(Annual Report)
b).  Penns Woods Bancorp, Inc. Proxy Statement (Proxy
Statement dated March  24, 2000)

Location in Form 10-K                 Incorporated Information

     Part II
Item  7.  Management's Discussion          Pages 23 through 37
          and Analysis of Consolidated     of the Annual Report
          Financial Condition and
          Results of Operations

Item  8.  Financial Statements and         Pages 5 through 22 of
           Supplemental Data               the Annual Report

    Part III
Item 13.  Certain Relationships and         Page 17 of the Annual
          Related Transactions              Report

        INDEX

       PART I

ITEM                                                                                              PAGE
Item 1.    Business. . . . . . . . . . . . . . . . . . . . . . 40-44
Item 2.    Properties. . . . . . . . . . . . . . . . . . . . . 44-45
Item 3.    Legal Proceedings . . . . . . . . . . . . . . . . .    45
Item 4.    Submission of Matters to a Vote of Security Holders.   45
       PART II
Item 5.    Market for the Registrant's Common Stock and
             Related   Stockholder Matters  . . . . . . . . . . . 46
Item 6.    Selected Financial Data . . . . . . . . . . . . . . .  47
Item 7.    Management's Discussion and Analysis of Consolidated  23-37
                     Condition and Results of Operations
Item 8.    Financial Statements and Supplementary Data . . . . .  48
Item 9.    Disagreements on Accounting and Financial Disclosure.  48
      PART III
Item 10.   Directors and Executive Officers of the Registrant.   .48
Item 11.   Executive Compensation. . . . . . . . . . . . . . . .  48
Item 12.   Security Ownership and Certain Beneficial Owners and   48
           Management
Item 13.   Certain Relationships and Related Transactions. . . .  49
       PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K . .49
Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . .   49
Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .   50

       PART I

ITEM 1   BUSINESS

A.  General Development of Business and History
   On January 7, 1983, Penns Woods Bancorp, Inc. (the
Company) was incorporated under the laws of the Commonwealth of Pennsylvania as a bank holding company. The Jersey Shore State Bank (the "Bank") became a wholly-owned subsidiary of the Company, and each outstanding share of Bank common stock was converted into one share of Company common stock.
This transaction was approved by the shareholders of the Bank on April 11, 1983 and was officially effective on July 12, 1983. The Company's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. The Company's two other wholly-owned subsidiaries are Woods Real Estate
Development Company and Woods Investment Company, Inc.
   The Bank is engaged in commercial and retail banking and the taking of time and regular savings and demand deposits, the making of commercial and consumer loans and mortgage loans, and safe deposit services.
Auxiliary services, such as cash management, are provided to commercial customers. The Bank operates full banking services with ten branch offices and a Mortgage/Loan Center in Northcentral Pennsylvania.
   Neither the Company nor the Bank anticipates that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on its competitive position. The Bank is not dependent on a single customer or a few customers, the loss of whom would have a material effect on the business of the Bank.
   The Bank employed approximately 158 persons as of December 31, 1999. The Company does not have any employees. The principal officers of the Bank also serve as officers of the Company.

B.  Regulation and Supervision
   The Company is also subject to the provisions of the Bank Holding Company Act of 1956, as amended (the
"BHCA") and to supervision and examination by the Board of Governors of the Federal Reserve System (the
"FRB"). The Bank is subject to the supervision and examination by the Federal Deposit Insurance
Corporation (the "FDIC"), as its primary federal regulator and as the insurer of the Bank's deposits.
The Bank is also regulated and examined by the Pennsylvania Department of Banking (the Department).
   The FRB has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the FRB, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to the Bank during periods of financial stress or adversity. The BHCA requires the Company to secure the prior approval of the FRB before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of 5% or more of any voting shares of any bank. Such a transaction would also require approval of the Department.
   A bank holding company is prohibited under the BHCA from engaging in, or acquiring direct or indirect control of, more than 5% of the voting shares of any company engaged in non banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.
   Bank holding companies are required to comply with the FRB's risk-based capital guidelines. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.
Currently, the required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders' equity, less certain intangible assets.
The remainder ("Tier 2 capital") may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, 45% of net unrealized gains on marketable equity securities and a limited amount of the general loan loss allowance. The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.
     In addition to the risk-based capital guidelines, the FRB requires each bank holding company to comply with the leverage ratio, under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% to 5%. The Bank is subject to similar capital requirements adopted by the FDIC.

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

   Deposit Insurance - There are two deposit insurance
funds administered by the FDIC - the Savings
Association Insurance Fund ("SAIF") and the Bank
Insurance Fund ("BIF").  The Bank's deposits are
insured under the BIF; however, the deposits assumed
by the Bank in connection with the merger of Lock
Haven Savings Bank are treated and assessed as
SAIF-insured deposits.  The FDIC has implemented a
risk-related premium schedule for all insured
depository institutions that results in the assessment
of premiums based on capital and supervisory measure.
Under the risk-related premium schedule, the FDIC
assigns, on a semiannual basis, each institution to
one of three capital groups (well-capitalized,
adequately capitalized or undercapitalized) and
further assigns such institution to one of three
subgroups within a capital group. The institution's
subgroup assignment is based upon the FDIC's judgment
of the institution's strength in light of supervisory
evaluations, including examination reports,
statistical analyses and other information relevant to
gauging the risk posed by the institution.  Only
institutions with a total capital to risk-adjusted
assets ratio of 10.0% or greater, a Tier 1 capital to
risk-adjusted assets ratio of 6.0% or greater and a
Tier 1 leverage ratio of 5.0% or greater, are assigned
to the well-capitalized group.   As of December 31,
1999, the Bank's ratios were well above required
minimum ratios.
    Both the BIF and SAIF are presently fully funded at
more than the minimum amount required by law.
Accordingly, the BIF and SAIF assessment rates range
from zero for those institutions with the least risk,
to $0.27 for every $100 of insured deposits for
institutions deemed to have the highest risk.  The
Bank is in the category of institutions that presently
pay nothing for deposit insurance.  The FDIC adjusts
the rates every six months.
    While the Bank presently pays no premiums for deposit
insurance, it is subject to assessments to pay the
interest on Financing Corporation ("FICO") bonds.
FICO was created by Congress to issue bonds to finance
the resolution of failed thrift institutions.  Prior
to 1997, only thrift institutions were subject to
assessments to raise funds to pay the FICO bonds.
Commercial banks are subject to 1/5 of the assessment
to which thrifts are subject for FICO bond payments
through 1999.  Beginning in 2000, commercial banks and
thrifts will be subject to the same assessment for
FICO bonds. The annual FICO assessment for the Bank
(and all commercial banks) is $.0212 for each $100 of
BIF deposits.


New Banking Legislation

   Landmark legislation in the financial services area was signed into law by the President on November 12, 1999. The Gramm-Leach-Bliley Act dramatically changes certain banking laws that have been in effect since the early part of the 20th Century. The most radical changes are that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted. Accordingly, the new legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. The provisions of federal law that preclude banking entities from engaging in non-financially related activity, such as manufacturing, have not been changed. For example, a manufacturing company cannot own a bank and become a bank holding company, and a bank holding company cannot own a subsidiary that is not engaged in financial activities, as defined by the regulators.

   The new legislation creates a new category of bank holding company called a financial holding company.
In order to avail itself of the expanded financial activities permitted under the new law, a bank holding company must notify the Federal Reserve that it elects to be a financial holding company. A bank holding company can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment
Act rating, each in accordance with the definitions percribed by the Federal Reserve and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal
Reserve does not object to such election by such bank holding company, the financial holding company may engage in financial activities (i.e. securities underwriting, insurance underwriting, and certain other activities that are financial in nature as to be determined by the Federal Reserve) by simply giving a notice to the Federal Reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law.
     The Company believes it qualifies to become a financial holding company, but has not yet determined whether or not it will file to become treated as one.
    It is too early to tell what effect the
Gramm-Leach-Bliley Act may have on the Company and the Bank. The intent and scope of the act is posititve for the financial industry, and is an attempt to modernize federal banking laws and make U.S. institutions competitive with those from other countries. While the legislation makes significant changes in U.S. banking law, such changes may not directly affect the Company's business unless it decides to avail itself of new opportunities available under the new law. The
Company does not expect any of the provisions of the Act to have a material adverse effect on our existing operations, or to significantly increase its costs.
   Separately from the Gramm-Leach-Bliley Act, Congress is often considering some financial industry legislation. The Company cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

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


DESCRIPTION OF BANK

a.  History and Business
   Jersey Shore State Bank (Bank) was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly-owned subsidiary of the Company on July 12, 1983.
   As of December 31, 1999, the Bank had total assets of $362,286,000; total shareholders' equity of
$33,261,000 and total deposits of $255,668,000.  The
Bank's deposits are insured by the Federal Deposit
Insurance Corporation for the maximum amount provided under current law.
   Jersey Shore State Bank engages in business as a commercial bank, doing business at several locations in Lycoming, Clinton and Centre Counties,
Pennsylvania.
   Services offered by the Bank include accepting time, demand and savings deposits including Super NOW accounts, regular savings accounts, money market certificates, investment certificates, fixed rate certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans and the renting of safe deposit facilities.
Additional services include making residential mortgage loans, revolving credit loans with overdraft protection, small business loans, etc. Business loans include seasonal credit collateral loans and term loans, as well as accounts receivable and inventory financing.
   The Bank's loan portfolio mix can be classified into four principal categories. They are real estate, agricultural, commercial and consumer.
   Real estate loans can be further segmented into construction and land development, farm land, one-to-four family residential, multi-family and commercial or industrial. Qualified borrowers are defined by policy or by industry underwriting standards. Owner provided equity requirements range from 20% to 30% with a first lien status required.
Terms are restricted to between 10 and 20 years with the exception of construction and land development, which is limited to one to five years. Appraisals, verifications and visitations comply with industry standards.
   Financial information that is required on all commercial mortgages includes the most current three years' balance sheets and income statements and projections on income to be developed through the project. In the case of corporations and partnerships, the principals are often asked to indebt themselves personally as well. As regards residential mortgages, repayment ability is determined from information contained in the application and recent income tax returns. Emphasis is on credit, employment, income and residency verification. Broad hazard insurance is always required and flood insurance where applicable. In the case of construction mortgages, builders risk insurance is requested. Adjustable rate mortgages are not offered for residential mortgages.
    Agricultural loans for the purchase or improvement of real estate must meet the Bank's real estate underwriting criteria. The only permissible exception is when a Farmers Home Loan Administration guaranty is obtained. Agricultural loans made for the purchase of equipment are usually payable in five years, but never more than seven, depending upon the useful life of the purchased asset. Minimum borrower equity required is 20%. Livestock financing criteria depends upon the nature of the operation. A dairy herd could be financed over three years, but a feeder operation would require cleanup in intervals of less than one year. Agricultural loans are also made for crop production purposes. Such loans are structured to repay within the production cycle and not carried over into a subsequent year. General purpose working capital loans are also a possibility with repayment expected within one year. It is also a general policy to collateralize non-real estate loans with not only the asset purchased but also junior liens on all other available assets. Insurance and credit criteria is the same as mentioned previously. In addition, annual visits are made to our agricultural customers to determine the general condition of assets. Personal credit requirements are handled as consumer loans.
    Commercial loans are made for the acquisition and improvement of real estate, purchase of equipment and for working capital purposes on a seasonal or revolving basis. Criteria was discussed under real estate financing for such loans, but it is important to note that such loans may be made in conjuction with the Pennsylvania Industrial Development Authority.
Caution is also exercised in taking industrial property for collateral by requiring, on a selective basis, environmental audits.
   Equipment loans are generally amortized over three to seven years, with an owner equity contribution required of at least 20% of the purchase price.
Unusually expensive pieces may be financed for a longer period depending upon the asset's useful life.
The increased cash flow resulting from the additional piece, through improved income or greater depreciation expense, serves in establishing the terms. Insurance coverage with the Bank as loss payee is required, especially in the case where the equipment is rolling stock.
    Seasonal and revolving lines of credit are offered for working capital purposes. Collateral for such a loan includes the pledge of inventory and/or receivables.
Drawing availability is usually 50% of inventory and 75% of eligible receivables. Eligible receivables are defined as invoices less than 90 days delinquent.
Exclusive reliance is very seldom placed on such collateral, therefore, other lienable assets are also taken into the collateral pool. Where reliance is placed on inventory and accounts receivable, the applicant must provide financial information including agings on a monthly basis. In addition, the guaranty of the principals is usually obtained.
   It is unusual for Jersey Shore State Bank to make unsecured commercial loans. But when such a loan is a necessity, credit information in the file must support that decision.
   Letter of Credit availablity is limited to standbys where the customer is well known to the Bank. Credit criteria is the same as that utilized in making a direct loan and collateral is obtained in most cases, and whenever the expiration date is for more than one year.
   Consumer loan products include second mortgages, automobile financing, small loan requests, overdraft check lines and PHEAA referral loans. Our policy includes standards used in the industry on debt service ratios and terms are consistent with prudent underwriting standards and the use of proceeds.
Verifications are made of employment and residency, along with credit history. Second mortgages are confined to equity borrowing and home improvements.
Terms are generally ten years or less and rates are fixed. Loan to collateral value criteria is 80% or less and verifications are made to determine values.
   Automobile financing is generally restricted to four years and done on a direct basis. The Bank, as a practice, does not floor plan and therefore does not discount dealer paper. Small loan requests are to accommodate personal needs such as the purchase of small appliances or for the payment of taxes.
Overdraft check lines are limited to $5,000 or less.
   The Bank's investment portfolio is analyzed and priced on a monthly basis. Investments are made in U.S.
Treasuries, U.S. Agency issues, bank qualified municipal bonds, corporate bonds and corporate stocks which consist of Pennsylvania bank stocks. Bonds with BAA or better ratings are used, unless a local issue is purchased that has a lesser or no rating.
   Factors taken into consideration when investments are made include liquidity, the company's tax position and the policies of the Asset/Liability Committee.
   The Bank has experienced deposit growth in the range of .96% to 8.22% over the last five years. This growth has primarily come in the form of core deposits. Although the Bank has regular opportunities to bid on pools of funds of $100,000 or more in the hands of municipalities, hospitals and others, it does not rely on these monies to fund loans on intermediate or longer term investments. Minor seasonal growth in deposits is experienced at or near the year end.
   It is the policy of Jersey Shore State Bank to generally maintain a rate sensitive asset (RSA) to rate sensitive liability (RSL) ratio of 200% of equity for a 6-month time horizon, 175% of equity for a 2-year time horizon and 150% of equity for a 5-year time horizon.
  The Bank operates 10 full service offices in Lycoming, Clinton, and Centre Counties, Pennsylvania, and a
Mortgage/Center in Centre County, Pennsylvania. The economic base of the region is developed around service, light manufacturing industries and agriculture. The banking environment in Lycoming, Clinton and Centre Counties, Pennsylvania is highly competitive. The Bank competes for loans and deposits with commerial banks, savings and loan associations and other financial institutions.
  The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

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


EXECUTIVE OFFICERS OF THE REGISTRANT:
NAME                AGE
Theodore H. Reich      61    President and Chairman
                             of the Company; the Bank; Woods
                             Real Estate Development Co., Inc.;
                             and  Woods Investment Company, Inc.

Ronald A. Walko        53    Chief Executive Officer and Executive
                             Vice President of the Company; the Bank;
                             Senior Vice President of Woods
                             Invesment Company; Federal bank examiner
                             prior to 1986 for an eighteen-year
                             period.

Hubert A. Valencik     58    Senior Vice President of the Company;
                             Senior Vice President and Operations
                             Officer of the Bank; Vice President with
                             another bank prior to 1985 for a
                             fourteen-year period.

Sonya E. Scott         40    Secretary of the Company; Controller of
                             the Bank; Secretary of Woods Real
                             Estate Development Co., Inc. and
                             Woods Investment Company, Inc.

ITEM  2    PROPERTIES

     The Company owns and leases its properties.
     Listed herewith are the locations of properties owned or leased, in which the banking offices and Mortgage/Loan Center are located; are located; all properties are in good condition and adequate for the Bank's purposes:

Office               Address
Main                 115 South Main Street              Owned
                     PO. Box 5098
                     Jersey Shore, Pennsylvania  17740

Jersey Shore         112 Bridge Street                  Owned
                     Jersey Shore, Pennsylvania  17740

DuBoistown           2675 Euclid Avenue                 Under Lease
                     DuBoistown, Pennsylvania  17702  -- see below

Williamsport         300 Market Street                  Owned
                     P.O. Box 967
                     Williamsport, Pennsylvania  17703-0967

Montgomery           RD. 1, Box 493                      Under Lease
                     Montgomery, Pennsylvania  17752   -- see below

Lock Haven           4 West Main Street                  Owned
                     Lock Haven, Pennsylvania 17745

Mill Hall            (Inside Wal-Mart), 167 Hogan Boulevard Under Lease
                     Mill Hall, Pennsylvania  17751      -- see below

Spring Mills          Ross Hill Road, P.O. Box 66         Owned
                     Spring Mills, Pennsylvania  16875

Centre Hall          RR 2, Route 45 West                 Land Under Lease
                     Centre Hall,  Pennsylvania  16828   -- see below

Zion                 100 Cobblestone Road                Under Lease
                     Bellefonte, Pennsylvania  16823    -- see below

Mortgage/Loan Center
State College        300 Allen Street
                     State College, Pennsylvania  16801   Under Lease
                                                       -- see below

   The DuBoistown branch office was leased for a twenty-year period that ended in 1995. After the initial twenty-year period, the Bank had the option to extend the lease for each of four successive five-year terms. In 1995 the bank extended the lease for the first of four five-year optional terms. At the end of the last five-year extension, the Bank shall be afforded the opportunity to negotiate a new lease agreement. The Bank is granted, during the term of the lease or any renewal or extension thereof, an option to purchase the leased property at any time at a purchase price to be determined in the following manner: Two competent real estate appraisers to be selected by agreement of the Bank and the lessor, and if no such agreement can be reached, then one selected by the lessor and one selected by the Bank shall individually appraise the property, and the purchase price shall be seventy-five (75%) percent of the average of the two appraisals. The annual rent for the DuBoistown branch office was $9,000 for the year ended December 31, 1999.
   The Montgomery branch office is leased for a fifteen-year period ending in the year 2002. The Bank has the option to extend the lease for a five-year period after the initial fifteen-year term has expired. The Bank also has the opportunity to negotiate a new lease agreement after the five-year extension has expired. The Bank is granted, at the end of the initial term of the lease or at any time during the extended period, an option to purchase the property at a price to be determined in the following manner: Two competent real estate appraisers selected by agreement of the Bank and the lessor, and if no such agreement can be reached then one selected by the Bank and one selected by the lessor, shall individually appraise the property and the purchase price shall be the average of the two. The annual rent for the Montgomery branch office was $30,000 for the year ended December 31, 1999.
   The Mill Hall branch office (Inside WAL-MART), is leased for a five-year period ending in October 2003.
After the initial period the Bank has the option to extend the lease for two additional five-year terms.
The rent for the Mill Hall branch office for the year ended December 31, 1999 was $25,000.
   The Centre Hall branch office is situated on a lot leased for a five year period ending March 2003. The
Bank has the option to renew this lease for three successive ten-year terms. The monthly rent is adjusted annually in accordance with changes in the Consumer Price Index published by the United States
Department of Labor with the measuring month being February of each year. The annual rent for the Centre
Hall branch office lot was $7,403 for the year ended
December 31, 1999.
   The Zion branch office was leased for a ten-year period beginning in May of 1999. After the intial ten-year term, the Bank has the option of renewing this lease for two additional ten-year terms. The Bank is granted, at the end of the initial term of the lease, or at any time during any renewal or extension, an option to purchase the property at a price to be determined in the following manner: Each party, the Bank and the lessor, shall choose a commerical appraiser to appraise the property; the two appraisers shall also agree on a third independent commercial appraiser to determine the fair market value of the property. Each party, the Bank and the lessor, is bound by the average of the three appraisals. The annual rent for the Zion branch office for the year ended December 31, 1999 was $36,000.
   On July 7, 1997, the Bank commenced operating a
Mortgage/Loan Center in State College, Pennsylvania.
The Mortgage/Loan Center was initially leased for a one-year term ending in May, 1998, with the option to renew the lease for one additional, one-year period.
The Bank exercised this option, renewing the lease term, which ended May, 1999. In October of 1998, the Bank again renewed the lease for an additional, one-year term which will end in May, 2000. The annual rent for the State College Mortgage/ Loan Center was
$14,652 for the year ended December 31, 1999.


ITEM  3    LEGAL PROCEEDINGS
   In the normal course of business, various lawsuits and claims arise against the Company and its subsidiary.
There are no such legal proceedings or claims currently pending or threatened.

ITEM  4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS
   No matters were submitted to a vote of security holders during the fourth quarter of 1999.

       PART II
ITEM  5    MARKET FOR THE REGISTRANT'S COMMON STOCK
                 AND RELATED STOCKHOLDER MATTERS
   The Registrant's Common Stock is traded locally. The following table sets forth (1) the quarterly high and low prices for a share of the Registrant's Common
Stock during the periods indicated as reported by the management of the Registrant, and (2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 1997. The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission. They may not necessarily represent actual transactions.

                                                            Dividends
                                       HIGH        LOW      Declared
 1997:
   First quarter                      $ 22.73    $  19.09   $   0.13
   Second quarter                     $ 26.06    $  24.15   $   0.13
   Third quarter                      $ 27.73    $  26.14   $   0.35
   Fourth quarter                     $ 28.86    $  27.27   $   0.14
 1998:
   First quarter                      $ 43.64    $  29.44   $   0.15
   Second quarter                     $ 48.18    $  42.73   $   0.15
   Third quarter                      $ 50.45    $  49.09   $   0.17
   Fourth quarter                     $ 51.82    $  48.64   $   0.41
 1999:
   First quarter                      $ 56.36    $  51.82   $   0.18
   Second quarter                     $ 54.32    $  48.00   $   0.20
   Third quarter                      $ 50.75    $  44.75   $   0.20
   Fourth quarter                     $ 47.50    $  40.00   $   0.43

   The stock prices and the dividend have been adjusted to reflect the issuance of a stock split effected in the form of a 100% stock dividend issued on January
15, 1998, and a 10% stock dividend on June 8, 1999.
The stock prices and dividends have also been adjusted for the acquisition of First National Bank of Spring
Mills.
   The Bank has paid cash dividends since December 31, 1941. The Registrant has paid dividends since the effective date of its formation as a bank holding company. It is the present intention of the Registrant's Board of Directors to continue the dividend payment policy; however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Registrant considers dividend policy. Cash available for dividend distributions to shareholders of the Registrant must initially come from dividends paid by the Bank to the Registrant. Therefore, the restrictions on the Bank's dividend payments are directly applicable to the Registrant.

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

  As of February 29, 1999, the Registrant had approximately 1,187 shareholders of record.

ITEM  6    SELECTED FINANCIAL DATA
   Information appearing in the Annual Report under the caption "Management's Discussion and Analysis of Consolidated Financial Condition and Results of
Operations" at page 23 contains statistical and other financial information in accordance with guidelines for bank holding companies as issued by the Securities and Exchange Commission.

SELECTED FINANCIAL DATA
   The following table sets forth certain financial data as of and for each of the years in the five-year period ended December 31, 1999.


                            As of and for the Years Ended December 31,
                        1999       1998        1997        1996        1995
                         (Dollars in thousands, except per share amounts)
Consolidated Statement of
     Income Data:
Interest income       $26,030    $25,096     $23,146     $22,074     $20,548
Interest expense       10,518     10,529       9,324       8,985       8,548
Net interest income    15,512     14,567      13,822      13,089      12,000
Provision for loan
   losses                 286        305         274         137         300
Net interest income
 after provision
     for loan losses   15,226     14,262      13,548      12,952      11,700
Other income            3,527      3,435       5,921       2,611       2,264
Other expense           9,339      9,065       8,219       7,726       8,219
Income before income
   taxes                9,414      8,632      11,250       7,837       5,745
Applicable income taxes 2,224      2,164       3,113       2,082       1,513
Net Income             $7,190     $6,468      $8,137      $5,755      $4,232


Consolidated Balance Sheet at
     End of Period:
Total assets         $373,742   $341,601    $314,562    $287,787    $267,141
Loans                 233,823    216,566     204,756     177,910     166,687
Allowance for loan
   losses              (2,823)    (2,681)     (2,579)     (2,553)     (2,473)
Deposits              255,573    253,134     242,806     224,356     221,324
Long-term debt
    -- other           27,278     22,778       3,500       2,260       1,257
Stockholders' equity   46,085     49,896      47,392      27,734      33,622

Per Share Data:
Net income
Earnings per share
    - Basic             $2.30      $2.08       $2.62       $1.86       $1.38
Earnings per share
    - Diluted           $2.30      $2.07       $2.61       $1.86       $1.37
Cash dividends declared  1.01       0.88        0.75        0.54        0.45
Book Value              14.75      15.97       13.94       11.14        9.96
Number of shares
    outstanding, at
    end of period   3,128,332  2,840,823   1,545,250   1,539,769   1,533,810
Average number of
shares outstanding  3,121,413  3,114,376   3,101,203   3,087,735   3,077,302
Selected financial ratios:
Return on average
 stockholders' equity   14.96%     13.06%      18.94%      16.37%      13.54%
Return on average
 total assets            1.99%      1.94%       2.73%       2.06%       1.64%
Net interest income
 to average
 interest earning
    assets               4.63%      4.77%       5.20%       5.05%       5.02%
Dividend payout ratio   43.91%     42.51%      31.33%      31.79%      35.88%
Average stockholders' equity to
  average total assets  13.81%     15.04%      14.51%      12.61%      11.58%
Loans to deposits, at
 end of period          90.39%     84.49%      83.27%      78.16%      74.20%

   Per share data and number of shares outstanding have been adjusted in each reporting period to give retroactive effect to a stock split effective in the form of a 50% stock dividend issued July 31, 1995, a stock split effected in the form of a 100% stock dividend issued January 15, 1998, and a 10% stock dividend issued June 8, 1999. In addition, all financial data has been adjusted for the acquisition of the First National Bank of Spring Mills in 1999.



Management's Discussion and Analysis of
Consolidated Financial Condition and
Results of Operations

RESULTS OF OPERATIONS
ITEM 7
NET INTEREST INCOME
   Net interest income is determined by calculating the difference between the yields earned on interest earning assets and the rates paid on interest bearing liabilities.

1999 vs 1998
  Taxable equivalent net interest income increased 5.2% or $804,000, to $16,396,000 from year end 1998 to year end 1999. The increase is mostly attributable to an increase in tax exempt investment securities volume of $1,618,000 and a $167,000 decline in the rate creating a net increase of $1,451,000. A net decrease in taxable investment securities of $511,000 and a $147,000 decrease in loans, moderates the increase of total interest earning assets to $793,000.
   Total average interest earning assets increased to $334,680,000 in 1999. The $29,488,000 increase over the previous year consisted of an $18,713,000 increase in total average securities and an increase of $10,775,000 in total average loans.
   Total average interest bearing liabilities increased
$23,577,000 during 1999. The increase was primarily due to an increase in borrowings of $9,878,000. Other contributors include an increase of $8,442,000 and a $5,257,000 increase to total deposits.
  The effective interest differential declined 21 basis points during 1999. The decrease was due to the net effect of an interest rate decrease in total average earning assets and a rate increase in total total average interest bearing liabilities. Competitve pressures and target interest rate increases by the Federal Reserve have resulted in upward interest rate pressure.

1998 vs 1997
  Fully taxable equivalent net interest income increased to $15,592,000 for the year ended December 31,1998, or an increase of $976,000 or 6.7% over the previous year.
  The increase in total interest earning avaerage assets from year end 1997 to year end 1998 was $39,327,000.
Total average securities increased $9,943,000, total average loans increased $30,520,000, total average federal funds sold decreased $1,136,000 and total average other assets decreased $3,290,000.
   The increase in tax equivalent net interest income, related to the volume increase in average investment securities, was $269,000, while the decrease due to a decline in average interest rate of return was $264,000. The resulting net increase of $5,000 to tax equivalent net interest income was primarly due to two leverage transactions completed in April and June of 1998; each transaction was $10,000,000.
   Average net loans contributed $2,864,000 to tax equivalent net interest income due to a volume increase; a decline in the average rate of return on loans offset this increase by $626,000, resulting in a net increase of $2,238,000. Average loans grew primarily due to strong demand for commercial loans.
   The increase in total interest bearing average liabilities from year end 1997 to year end 1998 was $24,297,000.
   Total average savings increased $2,502,000 and total average other time deposits increased $6,691,000.
Total average short term borrowings increased
$2,355,000 and total average borrowings increased
$12,749,000.
   Average total deposits increased by a total of $9,193,000. The related increase in interest expense due to volume increases was $437,000. The related decrease in interest expense due to interest rate was $73,000 for a net increase in interest expense of $364,000 related to deposits.
   Average short term borowings and other borrowings increased $15,104,000 in total. Increases in interest expense due to volume on the above accounts was $848,000 and a decrease of $8,000 due to interest rate. The net increase in interest expense related to these items was $849,000.

   In summary, the total effective interest differential declined 39 basis points mainly due to a decline in interest rates on interest earning assets. The decline in interest rates was due to the economy in general and the result of the effects of a 75 basis point decline in the Federal Reserve discount rate.

                AVERAGE BALANCES AND INTEREST RATES
       (INCOME AND RATES ON A FULLY TAXABLE EQUIVALENT BASIS)
                        (IN THOUSANDS)

                                                                   1999
                                                      ------------------------------------
                                                        AVERAGE                 AVERAGE
                                                        BALANCE     INTEREST      RATE
ASSETS:
Interest earning assets:
     Securities:
        US. Treasury and federal agency. . . . . .      $39,906      $2,513        6.30%
        State and political subdivisions . . . . .       43,291       3,353        7.75%
        Other . . . . . . . . . . . . . . . . . .        28,143       1,030        3.66%
                                                      ------------------------
           Total securities . . . . . . . . . . . .     111,340       6,896        6.19%
LOANS:                                                ------------------------
  Tax-exempt loans. . . . . . . . . . . . . . . . .       6,157         487        7.91%
  All other loans, net of discount where applicable     217,183      19,531        8.99%
                                                      ------------------------
        Total loans . . . . . . . . . . . . . . . .     223,340      20,018        8.96%
                                                      ------------------------
  Federal funds sold. . . . . . . . . . . . . . . .       -           -          0.00%
                                                      ------------------------
        Total earning assets  . . . . . . . . . . .      334,680     $26,914        8.04%
                                                                   ============
  Other assets. . . . . . . . . . . . . . . . . . .       21,096
                                                      ------------
           TOTAL ASSETS . . . . . . . . . . . . . .     $355,776
                                                      ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest bearing liabilities:
     Deposits:
       Savings . . . . . . . . . . . . . . . . . . .      $96,876      $1,965        2.03%
       Other time. . . . . . . . . . . . . . . . . .      115,785       5,933        5.12%
                                                      ------------------------
       Total deposits  . . . . . . . . . . . . . . .      212,661       7,898        3.71%
  Short-term borrowings. . . . .                           23,524       1,197        5.09%
  Other borrowings. . . . . . . . . . . . . . . . . .      25,492       1,423        5.58%
                                                      ------------------------
            Total interest bearing liabilities            261,677     $10,518        4.02%
                                                                     ============
  Demand deposits . . . . . . . . . . . . . . . . .        41,071
  Other liabilities . . . . . . . . . . . . . . . .         3,912
  Shareholders' equity . . . . . . . . . . . . . . .       49,116
                                                      ------------
              TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY . . . . . . .      $355,776
                                                      ============
    Interest income/earning assets . . . . . . . .       $334,680     $26,914        8.04%
    Interest expense/earning assets. . . . . . . .       $334,680      10,518        3.14%
                                                                     ---------------------
    Effective interest differential . . . . . . . . .                 $16,396        4.90%
                                                                     ======================

1.  Fees on loans are included with interest on loans.
2. Information on this table has been calculated using average daily balance sheets to obtain average balances.
3. Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
4. Loan fees are included in interest income as follows: 1999, $601,000, 1998, $623,000, 1997, $527,000.
5. Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate (derived by dividing tax-exempt interest by .66).

                   AVERAGE BALANCES AND INTEREST RATES
           (INCOME AND RATES ON A FULLY TAXABLE EQUIVALENT BASIS)
                           (IN THOUSANDS)
                   1998                                                  1997
-----------------------------------------------            -----------------------------------
       AVERAGE                      AVERAGE            AVERAGE                  AVERAGE
       BALANCE        INTEREST       RATE              BALANCE     INTEREST       RATE



       $48,970         $3,186       6.51%               $42,977      $3,004        6.99%
        22,134          1,902       8.59%                23,451       2,085        8.89%
        21,523            868       4.03%                16,256         862        5.30%
----------------------------------                      -----------------------
        92,627          5,956       6.43%                82,684       5,951        7.20%
----------------------------------                       -----------------------
         6,742            520       7.71%                 3,268         295        9.03%
       205,823         19,645       9.54%               178,777      17,632        9.86%
----------------------------------                       -----------------------
       212,565         20,165       9.49%               182,045      17,927        9.85%
----------------------------------                       -----------------------
          -               -          0.00%                 1,136          62        5.46%
---------------------------------                       -----------------------
        305,192        $26,121       8.56%               265,865     $23,940        9.00%
   ===============                                      ============
         25,308                                           28,598
-------------------                                      -----------
       $330,500                                         $294,463
===================                                      ===========




        $91,930         $2,475       2.69%               $89,428      $2,426        2.71%
        115,474          6,390       5.53%               108,783       6,075        5.58%
-------------------------------                       -----------------------
        207,404          8,865       4.27%               198,211       8,501        4.29%

         15,082            771       5.11%                12,727         649        5.10%
         15,614            893       5.72%                 2,865         174        6.07%
-------------------------------                       -----------------------
        238,100        $10,529       4.42%               213,803      $9,324        4.36%
                ===============                                  ============
         36,592                                           32,351
          6,097                                            5,586
         49,711                                           42,723
------------------                                      -----------

       $330,500                                         $294,463
==================                                      ===========
       $305,192        $26,121       8.56%              $265,865     $23,940        9.00%
       $305,192         10,529       3.45%              $265,865       9,324        3.51%
                  --------------------------                       ------------------------
                       $15,592       5.11%                           $14,616        5.50%
                  ==========================                       ========================


           SUMMARY OF CHANGES IN INTEREST EARNED AND INTEREST PAID
                           (IN THOUSANDS)
                        INTEREST EARNED ON
-------------------------------------------------------------------------------------------

                                       TAXABLE   TAX-EXEMPT               FEDERAL    TOTAL INTEREST
                                       INVESTMENT INVESTMENT                FUNDS      EARNING
                                       SECURITIES SECURITIES    LOANS        SOLD       ASSETS

1999 compared to 1998
Increase (decrease)
Due to:
     Volume . . . . . . . . . . . . .    ($342)    $1,618      $1,651  $      -        $2,927
     Rate. . . . . . . . . . . . . .      (169)      (167)     (1,798)        -       ($2,134)
                                       -----------------------------------------------------------
Net increase (decrease)                  ($511)    $1,451       ($147) $      -          $793
                                       ===========================================================
1998 compared to 1997
Increase (decrease)
Due to:
     Volume . . . . . . . . . . . . .     $384      ($115)     $2,864        ($31)     $3,102
     Rate. . . . . . . . . . . . . . .    (196)       (68)       (626)        (31)       (921)
                                       -----------------------------------------------------------
Net increase (decrease)                   $188      ($183)     $2,238        ($62)     $2,181
                                       ===========================================================


The change in net interest income (expense) due to volume and rate mix has been allocated to the change due to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

        SUMMARY OF CHANGES IN INTEREST EARNED AND INTEREST PAID
                        (IN THOUSANDS)
                       INTEREST PAID ON
----------------------------------------------------------------------------------

                                                      TOTAL
                    OTHER      SHORT                 INTEREST       NET
      SAVINGS       TIME        TERM       OTHER      BEARING    INTEREST
      DEPOSITS     DEPOSITS   BORROWINGS  BORROWINGS LIABILITIES  EARNINGS
----------------------------------------------------------------------------------
       $142          $17       $430        $551       $1,140      $1,787
       (652)        (474)        (4)        (21)     ($1,151)      ($983)
----------------------------------------------------------------------------------
      ($510)       ($457)      $426        $530         ($11)       $804
==================================================================================
----------------------------------------------------------------------------------
        $67          $370       $120        $729      $1,286      $1,816
        (18)          (55)         2         (10)        (81)      ($840)
----------------------------------------------------------------------------------
        $49           $315       $122        $719     $1,205        $976
==================================================================================

PROVISION FOR LOAN LOSSES

1999 vs 1998
   The provision for loan losses decreased 6.2% from fiscal 1998 to $286,000 for a year end allowance for loan losses of $2,823,000. This allotment recongnized the prior year end allowance for loan losses balance, overall loan performance and anticipated recoveries.
Each quarter management conducts comprehensive, detailed credit review of the loan portfolio to determine the adequacy of the provision. Supplementing the internal review is an external review. In so doing, management remains committed to an aggressive program of problem loan identification and resolution.


1998 vs 1997
  The provision for loan losses was increased 11.3% over the prior year to $305,000. This increase is attributed to an anticipated significant rise in consumer loan losses accompanied by a further decline in recoveries. Each quarter management conducts comprehensive, detailed credit review of the loan portfolio to determine the adequacy of the provision.
Supplementing the internal review is an external review. In so doing, management remains committed to an aggressive program of problem loan identification and resolution.

                                               1999       1998        1997        1996        1995
Balance at beginning of period. . . . .      $2,681     $2,579      $2,553      $2,473      $2,247
   Charge-offs:
      Domestic:
         Real estate . . . . . . .               50        -          -              4        -
         Commercial and industrial. . . .        28         91         183         100          44
         Installment loans to individuals. .     98        180         176         152         210
            Total charge-offs. . . . . .        176        271         359         256         254
   Recoveries:
         Real estate . . . . . . . . .            4        -             2        -           -
         Commercial and industrial. . . .        11         29          68         175           9
         Installment loans to individuals. .     17         39          41          24         171
            Total recoveries. . . . . .          32         68         111         199         180
   Net charge-offs . . . . . . . . . . .        144        203         248          57          74
   Additions charged to operations. . . .       286        305         274         137         300
   Balance at end of period. . . . .         $2,823     $2,681      $2,579      $2,553      $2,473
   Ratio of net charge-offs during the
      period to average loans                  0.06%      0.09%       0.14%       0.03%       0.04%
      outstanding during the period. . .

OTHER INCOME

1999 vs 1998
  Total other income at December 31, 1999 was $3,527,000 versus 1998's year end total of $3,435,000. This
$92,000 increase resulted from the net effect of an increase in service charges collected of $258,000, a decrease in securities gains realized of $130,000 and a decrease in other operating income of $36,000. A significant portion of the increase in service charge income, of $105,000, is due to the growth in the deposit base and an increase in charges collected on deposit accounts. Other major factors include an increase of $153,000 in income based upon ATM and debit card usage. During 1999 securities gains realized amounted to $1,946,000 versus $2,076,000 realized in 1998.

1998 vs 1997
   Other income for the year ended December 31, 1998 decreased $2,486,000 from 1997. The majority of the decrease was the result of securities gains taken during 1998 versus those taken in 1997. Securities gains realized during 1998 were $2,076,000 versus
$4,658,000 that were realized in 1997.
   The increase in service charges from $903,000 in 1997 to $1,100,000 in 1998 was the result of increases in charges collected on customers activity on their deposit accounts and overall growth in the deposit base.
   Other operating income decreased in 1998 over that reported in 1997 by $101,000. There were two main factors that contributed to the majority of the decrease. The first was the sale of foreclosed assets during 1997. The income reported on the 1997 sales exceeded the amount of income reported in 1998 for such sales. The second was a decrease in the income received for insurance purchases on installment loans.
This decrease was the result of a decrease in the amount of installment loans opened during 1998.


OTHER EXPENSES

1999 vs 1998
   When comparing the year ended December 31, 1999 with the year ended December 31, 1998, there was a $274,000 or 3% increase in other expenses.
   Salaries and employee benefits expensed during 1999 increased by $72,000 over the amount expensed during 1998 due to normal wage increases.
   Occupancy, furniture and equipment expense decreased in 1999 by $11,000 compared to 1998. The net effect of a $39,000 increase in occupancy expense and a decrease of $50,000 in furniture and equipment expense account for this decrease. The increase in occupancy expense is related to the opening of a new branch office in Zion. The decrease in furniture and equipment expense is attributable to a decline in the monthly cost of the IBM computer lease offset by the increase in depreciation on new equipment.
  Other operating expenses, the final component of total other expenses increased by $213,000. The most significant increases occurred in bookkeeping and data processing, check imprinting, stationery and supplies and ATM expenses.

1998 vs 1997
  At December 31, 1998, other expenses had increased
$846,000, or 10% over 1997 expenses.
  The amount of salaries and employee benefits expensed during 1998 increased by $229,000 due to a special bonus that was paid to all employees and wage increases.
   Occupancy expense increased $96,000 and furniture and equipment expense increased slightly in 1998 by $2,000 compared to 1997. The increase in occupancy expense is primarily due to an increase in depreciation resulting from the purchase of an imaging system and increased expenses that were incurred by First
National Bank of Spring Mills.
   Other operating expenses increased by $519,000.
Acquisition costs, related to the agreement signed by the Company to acquire First National Bank of Spring
Mills, accounted for the majority of the increase. It should be noted that expenses related to the merger are non-recurring.

INCOME TAXES

1999 vs 1998
   Income tax expense recognized in 1999 was $2,224,000 compared to $2,164,000 in 1998, resulting in an effective income tax rate of 23.6% and 25.1% for 1999 and 1998, respectively. The increase in tax-exempt income from 1998 to 1999 caused 1.5% decline in the effective tax rate.

1998 vs 1997
   The provision for income taxes for the year ended
December 31, 1998 resulted in an effective income tax rate of 25.1% compared to 27.8% for 1997. The decrease in the effective income tax rate was primarily due to a decline in the amount of securities gains realized during 1998.


                        FINANCIAL CONDITION

INVESTMENTS

1999
   The investment portfolio increased in 1999 by $10,918,000 due to net increases in U.S. Government agencies and state and political subdivisions of $19,135,000 and a decrease in U.S. Treasury securities, other bonds, notes and debentures and corporate stock of $8,217,000. The total investment portfolio at year end 1999 was comprised of 34% U.S.
Government and agency securities, 42% state and political subdivions, 23% equity securities and 1% other bonds notes and debentures. Held to maturity securities had a carrying value of $3,014,000. The largest portion of the portfolio is classified as available for sale and had an amortized cost of $117,740,000 with an estimated market value of $113,305,000. Due to the unrealized loss on available for sale securities of $4,435,000, shareholders equity was effected by $(2,927,000), net of deferred taxes.
Management has significantly increased holdings in tax free municipals which has served to increase its after-tax yield. The decrease in corporate stock is due to the net effect of purchases and sales in addition to the change in the net unrealized gain from year end

1998
   The investment security portfolio increased in 1998 by $14,928,000 due to net increases in U.S. Government agencies, state and political subdivisions and corporate stock of $16,900,000 and a decrease in U.S.
Treasury securities of $1,972,000. The increase in investment securities is primarily due to purchases of equity securities, and purchases of government securities and state and political subdivisions funded by long-term advances from Federal Home Loan Bank. The total investment portfolio at year end 1998 was comprised of 43% US Government and agency securities, 29% state and political subdivisions, 27% equity securities, and 1% other bonds, notes and debentures.
Held to maturity securities had a carrying value of $3,078,000. The largest portion of the portfolio is classified as available for sale and had an amortized cost of $94,812,000 with an estimated market value of $102,323,000.

   The carrying amounts of investment securities at the dates indicated are summarized as follows ( in thousands):

                                                           DECEMBER 31,
                                                     1999       1998        1997
US. Treasury securities. . . . . . . . .
     Held to Maturity                           $      -    $      -   $      -
     Available for Sale                              3,504     10,866      12,767
US. Government agencies. . . . . . . . .
     Held to Maturity                                  259        339         513
     Available for Sale                             35,130     35,112      32,324
State and political subdivisions. . . . .
     Held to Maturity                                2,465      2,464       2,417
     Available for Sale                             46,829     27,633      17,162
Other bonds, notes and debentures . . . .
     Held to Maturity                                  290        275         250
     Available for Sale                              1,213        701         797
          Total bonds, notes and debentures..       89,690     77,390      66,284
Corporate stock -Available for Sale. . . .          26,629     28,011      24,189
          Total    . . . . . . . . . . . .        $116,319   $105,401     $90,473

   The following table shows the maturities and repricing of investment securities at December 31, 1999 and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of such securities (in thousands):

                                      WITHIN    AFTER ONE    AFTER FIVE    AFTER
                                        ONE     BUT WITHIN   BUT WITHIN     TEN
                                       YEAR     FIVE YEARS   TEN YEARS     YEARS
US. Treasury securities:
   HTM Amount. . . . . . . . . . . . $     -    $      -    $      -   $      -
   Yield . . . . . . . . . . . . . .      0.00%       0.00%      0.00%       0.00%
   AFS Amount . . . . . . . . . . .      3,499         -           -          -
   Yield . . . . . . . . . . . . . .      6.33%       0.00%      0.00%       0.00%
US. Government agencies:
   HTM Amount. . . . . . . . . . . .       -           -           -          259
   Yield . . . . . . . . . . . . . .      0.00%       0.00%      0.00%       8.82%
   AFS Amount . . . . . . . . . . .      6,004       4,340      2,000      23,879
   Yield . . . . . . . . . . . . . .      5.92%       5.97%      7.42%       7.30%
State and political subdivisions:
   HTM Amount. . . . . . . . . . . .       -         1,141        402         922
   Yield . . . . . . . . . . . . . .      0.00%       7.13%      7.31%       7.39%
   AFS Amount . . . . . . . . . . .        -           200        170      49,854
   Yield . . . . . . . . . . . . . .      0.00%       9.42%      9.63%       7.56%
Other bonds, notes and debentures:
   HTM Amount. . . . . . . . . . . .         5         135        150         -
   Yield . . . . . . . . . . . . . .      6.63%       7.14%      7.14%       0.00%
   AFS Amount . . . . . . . . . . .        -           -           -        1,229
   Yield . . . . . . . . . . . . . .      0.00%       0.00%      0.00%       6.59%
   Total Amount. . . . . . . . . . .    $9,508      $5,816     $2,722     $76,143
        Total Yield . . . . . . . .       6.07%       6.35%      7.52%       7.48%

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


LOAN PORTFOLIO

1999
   Gross loans totaled $233,823,000 at year end, an increase of $17,257,000 or 8.0% over fiscal 1998. Our commercial, agricultural loan portfolio declined
$1,185,000 (3.6%) and installment loans to individuals delcined $986,000 (4.0%). These reductions were offset by a $19,428,000 (12.2%) increase in our real estate secured portfolio. Contributing to this volume are increases of $11,687,000 (10.5%) in residential mortgages, $7,883,000 (18.1%) in commercial mortgages and a $142,000 (3.7%) decline in construction loans. A viable local economy and marketable lending practices are responsible for this overall increase.

1998
   Gross loans totaled $216,566,000 at year end, an increase of $8,979,000 or 4.3% over the prior year end. While commercial and agricultural loans declined by $5,711,000 or 14.8%, installment loans to individuals grew by $997,000 or 4.2%, residential real estate mortgages increased by $1,938,000 or 1.8%, commercial real estate mortgages increased by $10,892,000 or 33.3%, and construction real estate mortgages grew $863,000 or 28.7%. Growth has leveled off primarily because of aggressive pricing in the market place.

   The amount of loans outstanding at the indicated dates are shown in the following table according to type of loan (in thousands):

                                                                       December 31,
                                                   1999       1998        1997        1996        1995
Domestic:
  Commercial and agricultural                      $31,735    $32,920     $38,631     $38,999     $38,758
  Real estate mortgage
    Residential                                   $123,392   $111,705    $109,767     $98,069     $86,289
    Commercial                                     $51,445    $43,562     $32,670     $21,600     $18,350
    Construction                                    $3,732     $3,874      $3,011      $1,512      $1,212
  Installment loans to individuals                 $23,519    $24,505     $23,508     $20,452     $24,859
  Gross loans                                     $233,823   $216,566    $207,587    $180,632    $169,468

The amounts of domestic loans at December 31, 1999 are presented below by category and maturity (in thousands):

                                                     CATEGORY  (1)  (2)
                                                   COMMERCIAL  INSTALLMENT
                                                       AND      LOANS TO
                                       REAL ESTATE    OTHER    INDIVIDUALS    TOTAL
Loans with floating interest rates:
1 year or less . . . . . . . . . .  .      $2,930     $8,094      $1,767     $12,791
1 through 5 years. . . . . . . . .  .       2,339      1,072           6       3,417
5 through 10 years. . . . . . . . .. .      5,967        846         233       7,046
After 10 years. . . . . . . . . . .. .     18,137      3,378          48      21,563
   Sub Total. . . . . . . . . . . .. .     29,373     13,390       2,054      44,817
Loans with predetermined interest rates:
1 year or less. . . . . . . . . . . . .     3,865      1,214       1,750       6,829
1 through 5 years . . . . . . . . . . .    14,560      8,800      16,525      39,885
5 through 10 years. . . . . . . . . . .    35,654      5,011       1,526      42,191
After 10 years. . . . . . . . . . . . .    95,117      3,320       1,664     100,101
   Sub Total. . . . . . . . . . . . . .   149,196     18,345      21,465     189,006
        Total. . . . . . . . . . . . . . $178,569    $31,735     $23,519    $233,823

   (1) The loan maturity information is based upon original loan terms and is not adjusted for "rollovers". In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

   (2) Scheduled repayments are reported in maturity categories in which the payment is due.

  The Bank does not make loans that provide for negative amortization nor do any loans contain conversion features. The Bank does not have any foreign loans outstanding at December 31, 1999.


ALLOWANCE FOR LOAN LOSSES

1999
   At December 31, 1999, the allowance for loan losses stood at $2,823,000 or 1.2% of gross loans. This was a $142,000 (5.3%) increase over year end 1998. The adequacy of the loan loss allowance is determined quarterly in unison with management's comprehensive rewiew of the loan portfolio of credit quality.
Reviews are further enhanced by anaylsis of recent and past economic conditions, portfolio trends and growth, peer comparisons and other factors impacting overall credit quality. Underwriting continues to emphasize the need for security and adequate collateral margins.

   Nonaccruing loans declined $362,000 (56.0%) to $383,000 from year end 1998. Overall non-performing loans were reduced $181,000 (25.6%) to 525,000 from fiscal 1998. 37.3% of nonaccruing loans are meeting contractual obligations and three of the five loans are real estate secured.

1998
   At December 31, 1998, the allowance for loan losses stood at $2,681,000 or 1.2% of gross loans. This was an increase of $102,000 or 4.0%.
   Adequacy of the loan loss allowance is determined quarterly in unison with management's comprehensive review of the loan portfolio for credit quality.
Reviews are further enhanced by analyses of present and past economic conditions, portfolio trends and growth, peer comparisons and other factors impacting overall credit quality. Underwriting continues to emphasize the need for security and adequate collateral margins.
   In 1998 while nonaccruing loans increased by $94,000 to $646,000, overall non-performing loans were in fact declining. Twelve percent (12%) of nonaccruing loans are meeting contractual obligations and all such loans are real estate secured.

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


                     TOTAL NONPERFORMING LOANS
                        (IN THOUSANDS)
                          90 DAYS
             NONACCRUAL   PAST DUE  RENEGOTIATED
1999             $284        $241     $0
1998             $646         $60     $0
1997             $552        $430     $0
1996             $748        $278     $0
1995           $1,009        $798     $0

   If interest had been recorded at the original rate on nonaccrual loans, such income would have approximated
$48,000, $98,000 and $81,000 for the years ended
December 31, 1999, 1998 and 1997, respectively.
Interest income on such loans, which is recorded when received, amounted to approximately $38,000, $50,000 and $42,000 for the years ended December 31, 1999, 1998 and 1997, respectively.
   The significant reduction in nonaccruing loans over the past five years is attributed to a strengthening in underwriting standards and the successful culmination of several commercial loan workouts.
   Presently there are no significant amounts of loans where serious doubts exist as to the ability of the borrower to comply with the current loan payment terms which are not included in the nonperforming categories as indicated above.
   Management's judgment in determining the amount of the additions to the allowance charged to operating expense considers the following factors:

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

                     ALLOCATION IN THE ALLOWANCE FOR LOAN LOSSES
                     (IN THOUSANDS)

                                                              PERCENT OF
                                                              LOANS IN
                                                                EACH
                                                             CATEGORY TO
                                             AMOUNT          TOTAL LOANS
DECEMBER 31, 1999:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural                  $383                   13.5%
  Real estate mortgage
    Residential                              $1,490                   52.8%
    Commercial                                 $621                   22.0%
    Construction                                $45                    1.6%
  Installment loans to individuals             $284                   10.1%
     Total                                   $2,823                  100.0%

DECEMBER 31, 1998:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural                  $408                   15.2%
  Real estate mortgage
    Residential                              $1,383                   51.6%
    Commercial                                 $539                   20.1%
    Construction                                $48                    1.8%
  Installment loans to individuals             $303                   11.3%
     Total                                   $2,681                  100.0%

DECEMBER 31, 1997:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural                  $480                   18.6%
  Real estate mortgage
   Residential                               $1,364                   52.9%
    Commercial                                 $406                   15.7%
    Construction                                $37                    1.5%
  Installment loans to individuals             $292                   11.3%
     Total                                   $2,579                  100.0%

DECEMBER 31, 1996:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural                  $551                   21.6%
  Real estate mortgage
    Residential                              $1,387                   54.3%
    Commercial                                 $305                   12.0%
    Construction                                $21                    0.8%
  Installment loans to individuals             $289                   11.3%
     Total                                   $2,553                  100.0%

DECEMBER 31, 1995:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural                  $566                   22.9%
  Real estate mortgage
    Residential                              $1,258                   50.9%
    Commercial                                 $268                   10.8%
    Construction                                $18                    0.7%
  Installment loans to individuals             $363                   14.7%
     Total                                   $2,473                  100.0%


DEPOSITS

1999
   All categories of deposits increased with demand
deposits showing the most significant growth of 12.2%.
Interest bearing deposits grew $5,257,000 while
noninterest-bearing deposits increased $4,479,000.
Together interest and noninterest-bearing deposits add
$9,736,000 to the increase of total average deposits.
   Saving deposits increased $4,946,000 or 5.4% from year
end 1998 to year end 1999. Time deposits remained
stable, increasing only $311,000 in 1999.
   The reduction of growth in time deposits from 1998 to
1999 as compared to 1997 to 1998 is reflective of a
highly competitive market for funds. Relatively high
consumer spending ignited growth in transaction
accounts.
1998
   There was an increase in average deposits in 1998 of $13,434,000, or 5.8% over 1997's average deposits.
   An increase in other time deposits contributed
$6,691,000 to the overall increase. Movements in demand deposits and savings deposits resulted in increases of $6,332,000 and $411,000, respectively.
   The $13,434,000 increase is the result of the Bank's successful efforts to offer competitive interest rates on their savings and other time deposit accounts, in addition to providing an attractive, low-fee checking account product.

   Time deposits of $100,000 or more totaled approximately $24,308,000 on December 31, 1999 and
$23,112,000 on December 31, 1998. Interest expense related to such deposits was approximately $1,242,000, $1,238,000 and $954,000 for the years ended December
31, 1999, 1998 and 1997, respectively. Time deposits of $100,000 or more at December 31, 1999 mature as follows: 2000 - $18,004,000; 2001 - $4,847,000; 2002 -
$538,000; 2003 - $219,000; thereafter - $700,000.

     The average amount and the average rate paid on deposits are summarized below (in thousands):

                                           1999                    1998                    1997
                                           AVERAGE                AVERAGE                AVERAGE
                                      AMOUNT       RATE      AMOUNT       RATE       AMOUNT       RATE
DEPOSITS IN DOMESTIC
   BANK OFFICES:
      Demand deposits:
         Noninterest-bearing. . . .    $41,071        0.00%   $36,592        0.00%    $32,351      0.00%
         Interest-bearing . . . . .     45,095        2.15%    42,687        2.56%     40,596      2.58%
     Savings deposits . . . . . . .     51,781        1.92%    49,243        2.81%     48,832      2.82%
     Time deposits. . . . . . . . .    115,785        5.12%   115,474        5.53%    108,783      5.58%
            Total average deposits .  $253,732               $243,996                $230,562

                          SHAREHOLDERS' EQUITY

1999
   Shareholders' equity is evaluated in relation to total assets and the risk associated with those assets. A company is more likely to meet its cash obligations and absorb unforeseen losses when the capital resources are greater. Total Shareholders' Equity at December 31, 1999 was $46,085,000, decreasing by
$3,811,000 from the balance at December 31, 1998 of $49,896,000. Net income and the exercising of stock options contributed $7,190,000 and $118,000, respectively, to shareholders' equity. The overall decline in total shareholders' equity is largely attributed to the decrease in the unrealized appreciation on securities. Additional reductions to shareholders' equity included $3,178,000 that was paid out in dividends and $56,000 for the purchase of treasury stock.

1998
   At December 31, 1998, total shareholders' equity increased by $2,503,000 reaching $49,896,000 which is up from $47,393,000 at December 31, 1997. Net income of $6,468,000 was added to equity at year-end 1998, in addition to $184,000 from stock options that were exercised throughout 1998. The net change in the unrealized appreciation on securities available for sale from year end 1997 to 1998 reduced shareholders' equity by $1,180,000. A purchase of treasury stock also reduced shareholders' equity by $214,000.
Dividends that were paid from equity in 1998 totaled
$2,755,000.

   Bank regulators have recently issued risk based
capital guidelines.  Under these guidelines, banks are
required to maintain minimum ratios of core capital
and total qualifying capital as a percentage of risk
weighted assets and certain off-balance sheet items.
At December 31, 1999, the Company's required ratios
were well above the minimum ratios as follows:
                                             1999
                                           Minimum
                              Company      Standards
Tier 1 capital ratio            20.33%      4.00%
Total capital ratio             21.51%      8.00%

   For a more comprehensive discussion of these requirements, see Regulations and Supervision on the Form 10K. Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS:
     The ratio of net income to average total assets and average shareholders' equity and certain ratios are presented as follows:

                                                           1999        1998        1997
Percentage of net income to:
   Average total assets. . . . . . . . . .                 1.99%       1.94%       2.73%
   Average shareholders' equity. . . . .                  14.96%      13.06%      18.94%
Percentage of dividends declared per  common share       43.91%      42.51%      31.33%
Percentage of average shareholders' equity to average     13.81%      15.04%      14.51%
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

INTEREST RATE SENSITIVITY
The following table sets forth the Bank's interest rate sensitivity as of December 31, 1999:

                                                AFTER ONE   AFTER TWO    AFTER
                                      WITHIN    BUT WITHIN BUT WITHIN     FIVE
                                     ONE YEAR   TWO YEARS  FIVE YEARS    YEARS

Earning assets (1) (2)
  Investment securities  (1)           $16,523     $12,237    $21,631     $70,773
  Loans  (2)                            79,378      31,176     98,447      24,822
Total earning assets                    95,901      43,413    120,078      95,595
Interest-bearing liabilities:
  Deposits  (3)                        100,301      29,573     67,203      15,452
  Borrowings                            39,641         -       29,278         -
Total interest-bearing liabilities     139,942      29,573     96,481      15,452
Net noninterest-bearing
     funding (4)                        12,827       9,781     24,044      26,887
Total net funding sources              152,769      39,354    120,525      42,339
Excess assets (liabilities)            (56,868)      4,059       (447)     53,256
Cumulative excess                      (56,868)    (52,809)   (53,256)        -
     assets (liablilities)

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

   (4) Net noninterest-bearing funds is the sum of noninterest-bearing liabilities and shareholders' equity minus noninterest-earning assets and reflect managerial assumptions as to the appropriate investment maturity categories.

   In this analysis the Company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOWs, savings accounts, and the MMDA accounts will be adjusted by 50% of the assumed rate change.
Assumptions are also made concerning prepayment speeds on mrotgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in its balance sheet. Below are the results of this rate shock analysis as of December 31, 1999.




            Changes in               Net Interest
                Rates          Income change (after Tax)
                -200                     845
                -100                     437
                +100                    (444)
                +200                    (890)

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

COMPREHENSIVE INCOME
   Comprehensive income is a measure of all the changes in equity of a corporation. It excludes transactions with owners in their capacity as owners (ie. Stock options granted or exercised, repurchase of treasury stock transactions, and dividends to shareholders).
   Other comprehensive income is the difference between Net Income and Comprehensive Income. The Company's
Other Comprehensive Income is composed of unrealized gains and losses on available for sale securities, net of deferred income tax. Comprehensive income is not a measure of net income. Net income would be affected by Other Comprehensive Income only in the event that the entire securities portfolio was sold on the statement date.
   Unrealized gains or losses reflected in the Company's
Comprehensive Income may vary widely at statement dates as a result of changing markets and/or interest rate movements.
   Other Comprehensive Income (Loss) for the years ended
December 31, 1999, 1998, 1997 were (7,885,000),
(1,180,000) and 3,656,000, respectively.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995
   This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.
   The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.
In order to comply with the terms of the safe harbor, Penns Woods Bancorp, Inc. and its subsidiaries (the
Company) notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: general economic conditions and changes in interest rates including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; the effect of changes in accounting policies and practices, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; changes in the Company's organization, compensation and benefit plans; and similar items.



ITEM  8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Penns Woods Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, cash flows, and changes in stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 1998, and for the two years in the period ended December 31, 1998, were audited by other auditors whose report, dated January 15, 1999, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penns Woods
Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


             /s/  S.R. Snodgrass A.C.
Wexford, PA
January 21, 2000





                   CONSOLIDATED BALANCE SHEET
                   December 31, 1999 and 1998

                                                   1999      1998
                                                   (in thousands)
ASSETS
Cash and due from banks                         $   12,474    12,297
Securities available for sale                      113,305   102,323
Securities held to maturity (market value            3,014     3,078
        of $2,992,000 and $3,141,000)
Loans, net of unearned discount                    233,823   216,566
Less Allowance for loan losses                       2,823     2,681
    Loans, net                                     231,000   213,885
Bank premises and equipment, net                     4,888     4,783
Accrued interest receivable                          2,283     1,940
Foreclosed assets held for sale                         67        40
Other assets                                         6,711     3,300

TOTAL                                           $  373,742   341,601

LIABILITIES
Interest-bearing deposits                       $  212,528   210,901
Noninterest-bearing deposits                        43,045    42,233
                TOTAL DEPOSITS                     255,573   253,134


Short-term borrowings                               41,641    11,223
Other borrowings                                    27,278    22,778
Accrued interest payable                             1,123     1,211
Other liabilities                                    2,042     3,359
                TOTAL LIABILITIES                  327,657   291,705

SHAREHOLDERS' EQUITY
Common stock, par value $10; 10,000,000 shares authorized
   3,128,332 and 2,840,823 shares issued            31,283    28,409
Additional paid-in capital                          18,165     4,768
Retained earnings                                     -166    11,975
Accumulated other comprehensive income (loss)       -2,927     4,958
Less:  Treasury stock, at cost 4,960 and 3,656        -270      -214

               TOTAL SHAREHOLDERS' EQUITY          46,085     49,896

TOTAL                                           $  373,742 $ 341,601

See accompanying notes to the consolidated financial statements.

                   CONSOLIDATED STATEMENT OF INCOME
                     December 31, 1999 and 1998

                                                      1999      1998        1997
                                                 (in thousands)
INTEREST INCOME
Interest and fees on loans                       $  19,990  $ 19,770    $  17,827
Interest and dividends on investments:

        Taxable interest                             3,555     3,395        3,381
        Tax-exempt interest                          1,664     1,223        1,348
        Dividends                                      821       708          528
Interest on federal funds sold                          -         -            62

                TOTAL INTEREST INCOME               26,030    25,096       23,146

INTEREST EXPENSE
Interest on deposits                                 7,898     8,865        8,501
Interest on short-term borrowings                    1,197       771          649
Interest on other borrowings                         1,423       893          174

                TOTAL INTEREST EXPENSE              10,518    10,529        9,324

NET INTEREST INCOME                                 15,512    14,567       13,822

PROVISION FOR LOAN LOSSES                              286       305          274

NET INTEREST INCOME AFTER PROVISION

  FOR LOAN LOSSES                                   15,226    14,262       13,548

OTHER INCOME:
Service charges                                      1,358     1,100          903
Securities gains, net                                1,946     2,076        4,658
Other operating income                                 223       259          360

                TOTAL OTHER INCOME                   3,527     3,435        5,921

OTHER EXPENSES
Salaries and employee benefits                       4,860     4,788        4,559
Occupancy expense, net                                 673       634          538
Furniture and equipment expense                        687       737          735
Other operating expenses                             3,119     2,906        2,387

                TOTAL OTHER EXPENSES                 9,339     9,065        8,219

INCOME BEFORE INCOME TAX PROVISION                   9,414     8,632       11,250

INCOME TAX PROVISION                                 2,224     2,164        3,113

NET INCOME                                        $  7,190  $  6,468     $  8,137

EARNINGS PER SHARE - BASIC                        $    2.3  $   2.08     $   2.62

EARNINGS PER SHARE - DILUTED                      $    2.3  $   2.07     $   2.61

See accompanying notes to the consolidated financial statements.

      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
        For the Years Ended December 31, 1999, 1998 and 1997

                                                                                         Accumulated
                                                       Stock      Additional                 Other                    Total
                                   Common Stock       Dividend     Paid-in     Retained  Comprehensive   Treasury   Shareholders'
                                 Shares      Amount  Distributable  Capital    Earnings   Income(loss)     Stock      Equity
                                (in thousands except share data)

Balance, December 31, 1996      1,539,769    $15,398    $  -       $ 4,559     $ 15,290   $  2,482         $ -       $ 37,729
Comprehensive income:
Net income                                                                        8,137                                 8,137
Unrealized gain on securities,
net of reclassification
adjustments and
tax effect of $1,883                                                                         3,656                      3,656
                Total comprehensive income                                                                             11,793
Dividends declared, $0.75                                                         -2,337                               -2,337
Stock options exercised             5,481         55                    153                                               208
Declaration of stock split in the form
of a 100 percent stock dividend                         12,828                   -12,828                                   -
Balance, December 31, 1997      1,545,250     15,453    12,828        4,712        8,262      6,138         -          47,393

Stock split effected in the form of a
  100 percent stock dividend    1,282,779      12,828  -12,828                                                            -
Comprehensive income:
  Net income                                                                       6,468                                6,468
  Unrealized loss on securities, net of
  reclassification adjustments and
  tax benefit of $608                                                                        -1,180                    -1,180
       Total comprehensive income                                                                                       5,288
Dividends declared, $0.88                                                         -2,755                               -2,755
Stock options exercised           12,794         128                        56                                            184
Treasury stock acquired, 3,656 shares                                                                      -214          -214
Balance, December 31, 1998      2,840,823     28,409          -           4,768   11,975      4,958        -214        49,896
10 percent stock dividend        283,393       2,833                     13,320  -16,153                                 -
Comprehensive Loss:
   Net income                                                                      7,190                                7,190
   Unrealized loss on securities, net of
   reclassification adjustments and
   tax benefit of $4,062                                                                     -7,885                    -7,885
       Total comprehensive loss                                                                                          -695
Dividends declared, $1.01                                                          -3,178                              -3,178
Stock options exercised            4,116           41                        77                                           118
Treasury stock acquired, 1,304 shares                                                                       -56           -56
Balance, December 31, 1999      3,128,33     $ 31,273    $    -        $ 18,165   $  -166   $ -2,927    $  -270    $   46,085

                                               1999          1998         1997

Components of comprehensive income (loss):
  Change in net unrealized gain (loss)
  on investments held for sale               $ -6,601     $    190     $  6,730
Realized gains included in net
  income, net of tax $662, $706,               -1,284       -1,370       -3,074
  and $1,584
Total                                        $ -7,885     $ -1,180     $  3,656

See accompanying notes to the consolidated financial statements.


                     CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Years Ended December 31,1999,1998, and 1997

                                                      1999      1998            1997
                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                      $    7,190     6,468 $         8,137
  Adjustments to reconcile net income to net cash
  provided by operating activities:
        Depreciation                                   512       431             456
        Provision for loan losses                      286       305             274
        Accretion and amortization of investment      -156       -34             -75
          security discounts and premiums
        Securities gains, net                       -1,946    -2,076          -4,658
        Gain on sale of foreclosed assets               -6       -12             -67
        Decrease (increase) in all other assets       -999      -964             420
        Decrease in all other liabilities             -121      -100            -721

        Net cash provided by operating activities    4,760     4,018           3,766

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of securities available for sale        -78,020   -48,469         -62,148
  Proceeds from sale of securities available        53,521    27,371          74,584
  for sale
  Proceeds from calls and maturities of securities
  available for sale                                 1,819     4,361           2,424
  Purchase of securities held to maturity              -25      -323            -200
  proceed from calls and muturities of
  securities held to maturities                      2,010     2,473              96
  Net increase in loans                            -17,502   -12,053         -27,235
  Proceeds from the sale of foreclosed assets           80        47             426
  Purchase of securities held to maturity              -25      -323            -200
  Acquisition of bank premises and equipment           -662     -713            -502

        Net cash used in investing activities       -38,779  -27,306         -12,555

CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase in interest-bearing deposits          1,627     6,619          11,522
  Net increase in noninterest-bearing deposits         812     3,709           6,928
  Net increase (decrease) in short-term borrowings  30,418    -5,087          -3,809
  Proceeds from other borrowings                     5,000    20,528           1,500
  Repayment of other borrowings                       -500      -500          -1,000
  Dividends paid                                    -3,178    -2,755          -2,337
  Stock options exercised                               40        56             197
  Purchase of treasury stock                           -23      -109         -
        Net cash provided by financing activities   34,196    22,461          13,001

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                     177      -827           4,212
CASH AND CASH EQUIVALENTS, BEGINNING                12,297    13,124           8,912
CASH AND CASH EQUIVALENTS, ENDING               $   12,474    12,297 $        13,124

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The Company paid approximately $10,606,000,
$10,374,000, and $9,284,000 in interest on
deposits and other borrowings during 1999, 1998, and 1997, respectively.

The Company made income tax payments of
approximately $1,972,000, $2,563,000, and
$3,221,000 during 1999, 1998, and 1997,
respectively.

Transfers from loans to foreclosed assets held for sale amounted to approximately $102,000, $40,000, and $142,000 in 1999, 1998, and 1997,
respectively.

See accompanying notes to the consolidated financial statements.



                    PENNS WOODS BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. and its wholly- owned subsidiaries, Jersey Shore State
Bank (the "Bank"), Woods Real Estate Development Co.,
Inc., and Woods Investment Company, Inc.
(collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

Nature of Business

The Bank engages in a full-service commercial banking business, making available to the community a wide range of financial services including, but not limited to, installment loans, credit cards, mortgage and home equity loans, lines of credit, construction financing, farm loans, community development loans, loans to non-profit entities and local government loans and various types of time and demand deposits including, but not limited to, checking accounts, savings accounts, clubs, money market deposit accounts, certificates of deposit and IRAs. Deposits are insured by the Federal Deposit Insurance Corporation
(FDIC) to the extent provided by law.

The financial services are provided to individuals, partnerships, non-profit organizations and corporations through its ten offices and Mortgage/Loan
Center located in Clinton, Lycoming, and Centre
Counties, Pennsylvania.

Woods Real Estate Development Co., Inc. engages in real estate transactions on behalf of Penns Woods
Bancorp, Inc. and the Bank.

Woods Investment Company, Inc. is engaged in investing activities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired through, or in lieu of, foreclosure on settlement of debt.

Investment Securities

Investment securities are classified as held to maturity, available for sale, or trading.

Securities held to maturity include bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.

Trading account securities are recorded at their fair values. Unrealized gains and losses on trading account securities are included in other income. The
Company has no trading account securities as of December 31, 1999 or 1998.

Available for sale securities consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as held to maturity securities. Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of shareholders' equity until realized.

Gains and losses on the sale of all securities are determined using the specific-identification method.

Declines in the fair value of individual securities held to maturity and available for sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value and are included in earnings as realized losses.

Premiums and discounts on all securities are recognized in interest income using the interest method over the period to maturity.

The fair value of investments and mortgage-backed securities, except certain state and political securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and political securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for difference between the quoted instruments and the instruments being valued.

Loans

Loans are stated at the principal amount outstanding, net of unearned interest, unamortized loan fees and costs, and the allowance for loan losses. Interest on loans is recognized as income when earned on the accrual method. The Company's general policy has been to stop accruing interest on loans when it is determined a reasonable doubt exists as to the collectibility of additional interest. Income is subsequently recognized only to the extent that cash payments are received provided the loan is not delinquent in payment and, in management's judgement, the borrower has the ability and intent to make future principal payments.

Allowance for Loan Losses

The allowance for loan losses represents the amount which management estimates is adequate to provide for potential losses in its portfolio. The allowance method is used in providing for loan losses.
Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management's periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to changes in the near term.

Impaired loans are commercial and commercial real estate loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The
Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of "impaired loans" is not the same as the definition of "nonaccrual loans," although the two categories overlap. The
Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired if the loan is not a commercial or commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Mortgage loans on one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances surrounding the loan and the borrower including the length of the delay, the borrower's prior payment record, and the amount of shortfall in relation to the principal and interest owed.

It is the opinion of management that the allowance for loan losses is adequate to absorb foreseeable loan losses. Loan losses are charged directly against the allowance, and recoveries on previously charged-off loans are added to the allowance.

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

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight- line and accelerated methods over the estimated useful lives of the related assets. Costs incurred for routine maintenance and repairs are expensed currently.

Income Taxes

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

Earnings Per Share

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated utilizing net income as reported in the numerator and average shares outstanding in the denominator. The computation of diluted earnings per share differs in that the dilutive effects of any stock options are adjusted in the denominator.

Stock Options

The Company maintains a stock option plan for the Directors, officers and employees. When the exercise price of the Company's stock options is greater than or equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company's financial statements. Pro forma net income and earnings per share are presented to reflect the impact of the stock option plan assuming compensation expense had been recognized based on the fair value of the stock options granted under the plan.

Comprehensive Income

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. Other comprehensive income is comprised exclusively of unrealized holding gains (losses) on the available for sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Statement of Changes in Shareholders'
Equity.

Cash Flows

The Company utilizes the net reporting of cash receipts and cash payments for deposit and lending activities.

The Company considers amounts due from banks as cash equivalents.

Pending Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting
Standards ("SFAS") No. 133 ". Accounting for
Derivative Instruments and Hedging Activities" as amended by in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -
Deferral of the Effective Date of FASB Statement No.
133". The statement provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value.

Statement No. 133, precludes a held to maturity security from being designated as a hedged item, however, at the date of initial application of this statement, an entity is permitted to transfer any held to maturity security into the available for sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of Statement No. 115, "Accounting for Certain Investments in Debt and Equity
Securities". Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. This statement applies prospectively for all fiscal quarters of all years beginning after June 15, 2000. Earlier adoption is permitted for any fiscal quarter that begins after the issue date of this statement.

NOTE B - PER SHARE DATA

Earnings per share is based on the weighted-average number of shares of common stock outstanding. During
1997, the Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 128, "Earnings Per
Share", which requires presentation of two amounts, basic and diluted earnings per share.

The number of shares used in calculating basic and diluted earnings and cash dividends per share reflect the retroactive effect of stock dividends declared. The following data show the amounts used in computing earnings per share:

                                            1999      1998      1997

Weighted average common shares
        outstanding                     3,125,292  3,114,396   3,101,203

Average treasury stock shares              -3,879        -20       -

Weighted average common shares and
        common stock equivalents used
        to calculate basic earnings
        per share                       3,121,413  3,114,376   3,101,203


Additional common stock equivalents
        (stock options) used to calculate
        diluted earnings per share          8,682      7,585      18,854

Weighted average common shares and
        common stock equivalents used
        to calculate diluted earnings
        per share                       3,130,095   3,121,961   3,120,057

NOTE C - CASH AND DUE FROM BANKS

Banks are required to maintain reserves consisting of vault cash and deposit balances with the Federal
Reserve Bank in their district. The reserves are based on deposit levels during the year and account activity and other services provided by the Federal
Reserve Bank. Average daily currency, coin and cash balances with the Federal Reserve Bank needed to cover reserves against deposits for 1999 ranged from $2,438,000 to $3,873,000. For 1998, these balances ranged from $1,738,000 to $2,752,000. Average daily cash balances with the Federal Reserve Bank required to cover services provided to the Bank amounted to $800,000 throughout 1999 and 1998. Total balances restricted at December 1999 and 1998, respectively, were $4,384,000 and $3,246,000.


NOTE D - INVESTMENT SECURITIES

The amortized cost of investment securities and their approximate fair values at December 31, 1999 and 1998 were as follows (in thousands):

                                          31-Dec-99
                                             Gross      Gross
                              Amortized    Unrealize  Unrealized     Fair
                                Cost         Gains      Losses       Value

Securities available for sale:
     Equity surities          $  23,718   $   3,122   $  -3,058  $  23,782
     U.S Government agency
     securities                  39,722           5      -1,093     38,634
     State and political sec     50,224          66      -3,461     46,829
     Restricted equity sec        2,847           -         -        2,847
     Other debt securities        1,229           2         -18      1,213
                              $ 117,740   $   3,195    $ -7,630  $ 113,305

Securities held to maturity:
     U.S Government and agency
     securities               $     259   $       7    $     -   $     266
     State and polititical sec    2,465           8         -37      2,436
     Other debt securities          290           -          -         290
                              $   3,014   $      15         -37       2,992


                                    31-Dec-98
                                               Gross       Gross
                                 Amortized    Unrealize   Unrealized   Fair
                                   Cost        Gains       Losses     Value

Securities available for sale:
     Equity surities          $  20,297   $    6,417       -579      26,135
     U.S Government and agency
     securities                  45,60           447        -69      45,978
     State and political sec     26,387        1,313        -67      27,633
     Restricted equity securities 1,826           50          -       1,876
     Other debt securities          702            -         -1         701
                              $  94,812   $    8,227       -716     102,323

Securities held to maturity:
     U.S Government and agency
     securities               $     339   $       15          -         354
     State and political sec      2,464           49         -1       2,512
     Other debt securities          275            -          -         275
                              $   3,078   $       6 4        -1       3,141

The amortized cost and fair value of debt securities at December 31, 1999, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                             Securities             Securities
                           Held to Maturity       Available for Sale
                        Amoritized      Fair     Amoritized   Fair
                        Cost            Value    Cost         Value
Due in one year        $       5      $        5  $  9,503 $   9,497
Due after one year to five 1,251           1,278     4,540     4,526
Due after five years to ten  577             556     2,170     2,167
Due after ten years        1,181           1,153    74,962    70,486

                       $   3,014      $    2,992  $ 91,175  $ 86,676

Total gross proceeds from sales of securities available for sale, were $53,521,000 $27,371,000 and $74,584,000 for 1999, 1998 and 1997, respectively.
The following table represents gross realized gains and gross realized losses on those transactions (in thousands):

                                            1999      1998      1997
Gross realized gains:
        U.S Government and agency sec   $    128    $   72   $    68
        State and political securities       364         -       288
        Equity securities                  2,104     2,024     4,923
        Other debt securities                 -        -         -
                                        $   2596   $ 2,096   $ 5,279

Gross realized losses:
        U.S Government and agency sec   $    416         5       579
        State and political securities        26         5        19
        Equity securities                    181        10         1
        Other debt securities                 27  -               22
                                        $    650     $  20    $  621


Investment securities with a carrying value of approximately $34,121,000 and $22,729,000 at December
31, 1999 and 1998, respectively, were pledged to secure certain deposits, security repurchase agreements, and for other purposes as required by law.

There is no concentration of investments that exceed ten percent of shareholders' equity for any individual issuer, excluding those guaranteed by the U.S.
Government.

NOTE E -  LOANS

Major loan classifications loans are summarized as follows (in thousands):

                                         December 31, 1999
                                        Past Due   Past Due
                                        30 to 90   90 Days     Non-
                              Current     Days     or More     Accrual     Total
Commercial and agricultural   $ 31,189  $   482    $   25     $   39   $  31,735
Real estate mortgage
        Residential            120,668    2,518       201          5     123,392
        Commercial              51,102      343         -          -      51,445
        Construction             3,493        3         -        236       3,732
Installment loans to individuals23,141      359        15          4      23,519
                              $229,593  $ 3,705       241        284     233,823
        Less: Allowance          2,823                                     2,823
Loans, net                    $226,770                                 $ 231,000


                        December 31, 1998
                                          Past Due   Past Due
                                          30 to 90   90 Days      Non-
                               Current      Days      or More    Accrual  Total
Commercial and agricultural   $ 32,270  $    583        23        44   $  32,920
Real estate mortgage
        Residential            109,130     2,480        32        63     111,705
        Commercial              42,903       615         -        44      43,562
        Construction             3,355        30         -       489       3,874
Installment loans to individual 24,036       458         5         6      24,505
                              $211,694  $  4,166        60       646     216,566
        Less: Allowance          2,681                                     2,681
Loans, net                    $209,013                                  $213,885



Loans on which the accrual of interest has been discontinued or reduced amounted to approximately
$284,000 and $646,000 at December 31, 1999 and 1998,
respectively. If interest had been recorded at the original rate on those loans, such income would have approximated $48,000, $98,000, and $81,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Interest income on such loans, which is recorded as received, amounted to approximately
$38,000, $50,000, and $42,000 for the years ended
December 31, 1999, 1998, and 1997, respectively.

Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                    <C
                                  Years Ended December 31,
                                   1999      1998      1997

Balance, beginning of year       $ 2,681  $  2,579  $  2,553
Provision charged to operations      286       305       274
Loans charged off                   -176      -271      -359
Recoveries                            32        68       111
Balance, end of year             $ 2,823  $  2,681  $  2,579

The Company had no concentration of loans to borrowers engaged in similar businesses or activities which exceed five percent of total assets at December 31, 1999 or 1998.

The Company grants commercial, industrial, residential, and installment loans to customers throughout Northcentral Pennsylvania. Although the
Company has a diversified loan portfolio at December
31, 1999 and December 31,1998, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions within this region.

NOTE F - BANK PREMISES AND EQUIPMENT

Bank premises and equipment are summarized as follows
(in thousands):



                                December 31,
                               1999      1998

Land                         $   566   $   566
Bank premises                  4,598     4,545
Furniture and equipment        4,813     4,356
Leasehold improvements           753       601
  Total                       10,730    10,068
Less accumulated depreciation  5,842     5,330
  Net                        $ 4,888   $ 4,738

Depreciation expense for the years ended 1999, 1998 and 1997 was $512,000, $431,000, and $456,000,
respectively.

NOTE G - DEPOSITS

Time deposits of $100,000 or more totaled
approximately $24,308,000 on December 31, 1999 and
$23,112,000 on December 31, 1998.  Interest expense
related to such deposits was approximately $1,242,000,
$1,238,000, and $954,000 for the years ended December
31, 1999, 1998, and 1997, respectively.  These time
deposits at December 31, 1999 mature as follows:  2000
- $18,004,000; 2001 - $4,847,000; 2002 - $538,000;
2003 - $219,000; thereafter -$700,000.

NOTE H - SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, securities under agreements to repurchase, and FHLB advances which generally represent overnight or less than 30-day borrowings. The outstanding balances and related information for short-term borrowings are summarized as follows (in thousands):

                                            1999      1998
Federal Home Loan Bank:
Balance at year end                          $2,000     --
Maximum amount outstanding at any month end  $2,000     --
Average balance outstanding during the year  $2,000     --
Weighted-average interest rate:
At year end                                    6.12%     --
Paid during the year                           6.12%     --
Open Repo Plus:
Balance at year end                          $23,590     --
Maximum amount outstanding at any month end  $23,590   $10,460
Average balance outstanding during the year  $ 6,108   $ 4,090
Weighted-average interest rate:
At year end                                   4.05%      4.46%
Paid during the year                          5.26%      5.60%
Repurchase Agreements:
Balance at year end                          $16,051   $11,223
Maximum amount outstanding at any month end  $17,147   $14,115
Average balance outstanding during the year  $15,416   $10,992
Weighted-average interest rate:
At year end                                   4.62%      4.67%
Paid during the year                          4.62%      4.67%

NOTE I - OTHER BORROWINGS

Other borrowings are comprised of advances form the FHLB. A schedule of other borrowings by maturity as of December 31, 1999 and 1998 is summarized as follows
(in thousands):

                                          Interest
Description              Maturity          Rate          1999       1998

FHLB Borrowing           Nov 29,2000        5.21%      $  500      $ 500
FHLB Borrowing             14-Feb-02        5.48%           -        500
FHLB Borrowing             14-Feb-02        5.87%         528        528
Convertible Select Advance  7-Apr-08        5.54%      10,000     10,000
Convertible Select Advance 16-Jun-08        5.56%      10,000     10,000
Convertible Select Advance 26-Feb-09        5.06%       5.000        -
FHLB Borrowing             17-Nov-11        6.92%         500        500
FHLB Borrowing          May 25, 2015        6.92%         750        750

                  Total                               $27,278    $22,778

The Bank maintains a credit arrangement which includes a revolving line of credit with FHLB. Under this credit arrangement, the Bank has a remaining borrowing capacity of approximately $29,923,000 million at December 31, 1999, is subject to annual renewal, and typically incurs no service charges. Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of the Bank which consist principally of first mortgage loans.

NOTE J - INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset (liability) at December 31, 1999 and 1998 (in thousands):


                                            1999      1998
Deferred tax asset:
    Allowance for loan losses             $   601   $   546
    Deferred compensation                     260       234
    Contingencies                              83        75
    Pension                                   202       136
    Loan fees and costs                       169       139
    Unrealized losses on available for s    1,508         -
    Stock option                               14        18
      Total                                $2,837    $1,148

Deferred tax liability:
    Bond accretion                             20        25
    Depreciation                              124       122
    Unrealized gains on available for sale
    securities                                 -        2,486
      Total                                   144       2,633

         Deferred tax asset (liability)    $2,693     $-1,485


No valuation allowance was established at December 31, 1999 and 1998, in the view of the Company's ability to carry back to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company's earning potential.

The provision for income taxes is comprised of the following (in thousands):

                                   Year Ended December 31,
                                   1999      1998      1997

Currently payable              $   2,422  $  2,263  $  3,217
Deferred benefit                    -198       -99      -104

    Total provision            $   2,224  $  2,164  $  3,113


The effective federal income tax rate for the years ended December 31, 1999, 1998, and 1997 was 23.6 percent, 25.1 percent, and 27.8 percent, respectively.
A reconciliation between the expected income tax and rate and the effective income tax and rate on income before income tax provision follows (in thousands):

                                  1999             1998            1997
                              Amount    %      Amount      %      Amount    %

Provision at expected rate   $  3,201   34    $  2,935   34%$   $  3,937   35%
Increase (decrease) in tax
  resulting from:
       Tax-exempt income         -677 -7.2       -416   -4.8        -458 -4.2
       Other, net                -300 -3.2       -355   -4.1        -366 -3.0
       Effective income tax
       and rates             $  2,224 23.6      2,164   25.1%    $ 3,113 27.80%


NOTE K - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (the "Plan") for all employees meeting certain age and length of service requirements.
Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.

The following tables show the funded status and components of net periodic benefit cost from this defined benefit plan (in thousands):

                                                      1999      1998
Change in benefit obligation:
        Benefit obligation at beginning of year   $  3,459   $ 3,026
        Service cost                                   254       222
        Interest cost                                  236       213
        Actuarial adjustment                           253        59
        Benefits paid                                 -103       -61
        Benefit obligation at end of year            4,099     3,459

Change in plan assets:
        Fair value of plan assets at beginning of yr 3,476     2,819
        Actual return on plan assets                   268       547
        Employer contribution                     -              171
        Benefits paid                                 -103       -61
        Fair value of plan assets at end of year     3,641     3,476
        Funded status                                 -460        17
        Unrecognized net actuarial gain               -350      -619
        Unrecognized transition asset                  -32       -35
        Unrecognized prior service cost                248       268
        Accrued benefit cost                      $   -594   $  -369

Weighted-average assumptions as of December 31:
        Discount rate                                6.50%     7.00%
        Expected return on plan assets               8.00%     8.00%
        Rate of compensation increase                5.00%     5.00%

Components of net periodic benefit cost:
        Service cost                              $    254  $    222
        Interest cost                                  236       213
        Actual return on plan assets                  -268      -224
        Amortization of transition asset                -3        -3
        Amortization of prior service cost              20        18
        Recognized net actuarial gain                  -15        -1
        Net periodic benefit cost                 $    224   $   225

401(k) Savings Plan

The Company also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and
415. The company may make matching contributions equal to a discretionary percentage to be determined by the Company. Participants are at all times fully vested in their contributions and vest over a period of five years in the employer contribution.
Contribution expense was approximately $64,000,
$114,000, and $100,000 for the years ended December
31, 1999, 1998, and 1997, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan whereby participating directors elected to forego director's fees for a period of five years. Under this plan the Company will make payments for a ten-year period beginning at age 65 in most cases or at death, if earlier, at which time payments would be made to their designated beneficiaries.

To fund benefits under the deferred compensation plan, the Company has acquired corporate-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company. The total expense charged to other expenses was $128,000, $114,000 and $114,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Benefits paid under the plan were approximately $57,000 in 1999 and $45,000 in 1998 and 1997.

NOTE L- STOCK OPTIONS

Prior to 1998, the Company granted a select group of its officers options to purchase shares of its common stock. These options, which are immediately exercisable, expire within three to ten years after having been granted. The Company applies Accounting
Principles Board Opinion No. 25 and related interpretations in accounting for these options.
Accordingly, compensation expense is recognized on the grant date, in amount equivalent to the intrinsic value of the options (stock price less exercise price, at measurement date). Had compensation costs for these options been determined based on the fair values at the grant dates for awards consistent with the method of SFAS No. 123, the effect on the Company's net income and earnings per share for 1999, 1998, and 1997 would have been insignificant. For purposes of the calculations required by SFAS No. 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants issued in 1999, 1998 and 1997, respectively:
dividend yield of 1.85 percent, 2.52 percent, and 3.45 percent, respectively; risk-free interest rates of
6.75 percent, 5.63 percent, and 5.69 percent, respectively; and expected option lives of three years and expected volatility of 18.73 percent, 14.51 percent, and 17.50 percent, respectively.

Also, in 1998, the Company adopted the "1998 Stock
Option Plan" for key employees and directors.
Incentive stock options and nonqualified stock options may be granted to eligible employees of the Bank and nonqualified options may be granted to directors of the Company. In addition, non-employee directors are eligible to receive grants of nonqualified stock options. Incentive nonqualified stock options granted under the 1998 Plan may be exercised not later than ten years after the date of grant. Each option granted under the 1998 Plan shall be exercisable only after the expiration of six months following the date of grant of such options.

A summary of the status of the Company's common stock option plans, adjusted to reflect a stock split effected in the form of a 100 percent stock dividend issued January 15, 1998 and a 10 percent stock dividend issued June 8, 1999, is presented below:

                              1999                  1998                   1997
                                Weighted-                Weighted-              Weighted-
                                 average                  average               average
                                Exercise                  Exercise              Exercise
                       Shares     Price        Shares      Price        Shares   Price

Outstanding, beginning
  of year              28,479  $ 34.27        32,652    $   18.7        27,220   $12.97
Granted                10,450    42.00         9,900       53.18        17,490    25.98
Exercised               4,116    17.95        14,073       11.45        12,058    16.34
Forfeited                 -         -           -            -             -         -
Outstanding, end       34,813  $  38.52       28,479    $  34.27        32,652$   18.70
of year
Options exercisable
  at year-end          24,363                 18,579                    32,652

The following table summarizes information about
nonqualified and incentive stock options outstanding
at December 31, 1999.
        Exercise        Number          Remaining        Number
        Prices          Outstanding     Contractual      Exercisable

       $   25.98          14,463        4 years         14,463
           53.18           9,900        9 years          9,900
              42          10,450       10 years            -

                          34,813                         24,363


NOTE M - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and the Bank, including their immediate families and companies in which they are principal owners (more than ten percent), are indebted to the Company. Such indebtedness was incurred in the ordinary course of business on the same terms and at those rates prevailing at the time for comparable transactions with others.

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below (in thousands):

         Beginning                     Retired/         Charge-  Ending
Year      Balance         Additions   Payments  Resigned  offs   Balance
1999     $  2,452     $  6,775      $ 3,417     $  -      $ -    $  5,810
1998     $  2,096     $  1,642      $ 1,074     $  212    $ -    $  2,452
1997     $  2,014     $    900      $   818     $  -      $ -    $  2,096


NOTE N - COMMITMENTS AND CONTINGENT LIABILITIES

The following schedule of future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 1999
(in thousands):

Year Ending December 31,
            2000                 $      185
            2001                        175
            2002                        127
            2003                         80
            2004                         56
        Thereafter                      249
            Total                $      872


Total rental expense for all operating leases for the years ended December 31, 1999, 1998, and 1997 approximated $197,000, $268,000, and $263,000, respectively.

The Company is subject to lawsuits and claims arising out of its business. In the opinion of management, after review and consultation with counsel, any proceedings that may be assessed will not have a material adverse effect on the consolidated financial position of the Company.


NOTE 0 - OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.
These financial instruments include commitments to extend credit and standby letter of credit. These instruments involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments express the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

Financial instruments whose contract amounts represent
credit risk are as follows at December 31 (in
thousands):
                                    1999      1998

   Commitments to extend credit $  25,917  $   29,455

   Standby letters of credit    $   1,564  $    1,157

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

Standby letters of credit are conditional commitments issued by the Company guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support public and private borrowing arrangements including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE P - CAPITAL REQUIREMENTS

Federal regulations require the Company and the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average total assets.

In addition to the capital requirements, the Federal
Deposit Insurance Corporation Improvement Act (FDICIA) established five capital categories ranging form "well capitalized" to "critically undercapitalized."
Should any institution fail to meet the requirements to be considered "adequately capitalized," it would become subject to a series of increasingly restrictive regulatory actions.

As of December 31, 1999 and 1998, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios must be at least 10%, 6%, and 5%, respectively.

The Company's and the Bank's actual capital ratios are presented in the following tables, which shows that both met all regulatory capital requirements.

The Company's actual capital amounts and ratios are presented in the following table (in thousands).

                                    1999                1998
                             Amount       Ratio   Amount    Ratio
Total Capital
  (to Risk-weighted Assets)
Actual                  $    51,864       21.5    50,269      22.8%
For Capital Adequacy Pur     19,286          8    17,630         8
To Be Well Capitalized       24,108         10    22,038        10

Tier I Capital
  (to Risk-weighted Assets)
Actual                 $      49,012       20.3    44,938      20.4%
For Capital Adequacy Pur       9,643          4     8,815         4
To Be Well Capitalized        14,464          6    13,223         6

Tier I Capital
  (to Average Assets)
Actual                  $     49,012       13.5    44,938      13.5%
For Capital Adequacy Pur      14,481          4    13,326         4
To Be Well Capitalized        18,102          5    16,657         5



The Bank's actual capital amounts and ratios are presented in the following table (in thousands).


                               1999                      1998
                            Amount      Ratio    Amount    Ratio
Total Capital
  (to Risk-weighted Assets)
Actual                   $    38,572       16.8    38,024      18.5%
For Capital Adequacy Purposes 18,332          8    16,475         8
To Be Well Capitalized        22,916         10    20,594        10

Tier I Capital
  (to Risk-weighted Assets)
Actual                   $    35,749       15.6    34,485      16.8%
For Capital Adequacy Pur       9,166          4     8,238         4
To Be Well Capitalized        13,749          6    12,356         6

Tier I Capital
  (to Average Assets)
Actual                   $    35,749       10.5    34,485      10.6%
For Capital Adequacy Pur      13,607          4    13,073         4
To Be Well Capitalized        17,009          5    16,341         5

Banking regulations limit the amount of dividends that may be paid by the Bank to Penns Woods Bancorp, Inc.
Retained earnings against which dividends may be paid without prior approval of the banking regulators amounted to approximately $10,057,000 at December 31, 1999, subject to minimum capital ratio requirements noted above.

The Bank is subject to regulatory restrictions which limit its ability to loan funds to Penns Woods
Bancorp, Inc. At December 31, 1999, the regulatory lending limit amounted to approximately $3,716,000.

NOTE Q - ACQUISITION

On January 11, 1999 the Company completed the
acquisition of all the outstanding common stock of the
First National Bank of Spring Mills in exchange for
262,471 shares of the Company's common stock, in a
business combination accounted for as a pooling of
interest.   As a result of this transaction, total
consolidated assets increased approximately
$31,834,000. Historical financial information has been restated to include the First National Bank of Spring Mills.

NOTE R - STOCK DIVIDEND

On April 28, 1999, the Board of Directors approved a ten percent stock dividend to shareholders of record as of May 10, 1999. As a result of the dividend, an additional 283,393 shares of the Company were issued, with fractional shares paid in cash.

On November 25, 1997 the Board of Directors approved a two-for-one stock split issued to shareholders on January 15, 1998. The additional shares resulting from the split were effected in the form of a 100% stock dividend.

Average shares and all pre share amounts included in the consolidated financial statements are based on the increased number of shares after giving retroactive effect to the stock dividends.

NOTE S - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Estimated fair values have been determined by the Company using historical data and an estimation methodology suitable for each category of financial instruments. The estimated fair value of the Company's investment securities is described in Note
A. The Company's fair value estimates, methods, and assumptions are set forth below for the Company's other financial instruments.

Cash and Cash Equivalents

The carrying amounts for cash and due from banks approximate fair value.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, credit card, and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

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

The following table presents information for loans (in
thousands):
                                        Average  Average   Estimated
                        Book            Historica Maturity Discounted
                        Value           Yield     Years (1)Rate (2)      Fair Value
   31-Dec-99
Commercial and agricult  $31,735           9.13%      4.48     9.25%$      31,700
Real estate mortgage
        Residential      123,392           8.28%      7.35     8.00%         123,712
        Commercial        51,445           8.45%      6.05     8.75%          51,303
        Construction       3,732           9.18%       2.7     9.00%           3,738
Installment loans to ind  23,519           9.02%      3.48     9.25%        23,469

   31-Dec-98
Commercial and agricul  $ 32,920           8.98%      4.27     9.00%$       32,914
Real estate mortgage
        Residential      111,705           8.50%      6.27     7.95%         112,274
        Commercial        43,562           8.77%      5.21     8.00%          43,873
        Construction       3,874           8.89%       1.7     8.50%           3,888
Installment loans to      24,505           8.65%      2.75     8.50%        24,539
individuals

(1) Average maturity represents the expected average cash flow period, which in some instances is different than the stated maturity.

(2) Management has made estimates of fair value discount rates that it believes to be reasonable.
However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented above would be indicative of the value negotiated in an actual sale.

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 1999 and 1998. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities (in thousands):

                                   Book Value  Fair Value
         31-Dec-99
    Interest-bearing deposits    $  212,528    $  212,378
    Noninterest-bearing deposits     43,045        43,045

         31-Dec-98
    Interest-bearing deposits    $  210,901    $  211,559
    Noninterest-bearing deposits     42,233        42,223

The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

Securities Sold under Repurchase Agreements and
Short-term Borrowings

The carrying amounts for securities sold under repurchase agreements and short-term borrowings approximate fair value.

Other Borrowings:

The fair value of other borrowings is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for borrowings of similar maturities (in thousands):

                          Book Value    Fair Value
        31-Dec-99     $    27,278   $      26,888
        31-Dec-98     $    22,778   $      22,903

Commitments to Extend Credit, Standby Letters of
Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the estimated fair value of off-balance sheet items at December 31, 1999 and 1998 respectively.

NOTE T - PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods
Bancorp, Inc. follows

CONDENSED BALANCE SHEET, DECEMBER 31,

                                                  1999             1998
                                                  (in thousands)
ASSETS
                                                $     27        $      51
  Investment in subsidiaries:
          Bank                                    33,261           36,973
          Nonbank                                 13,224           13,221
   Deferred tax asset                                 14               18
   Prepaid taxes                                      13              149

           Total Assets                         $ 46,539         $  50,412

LIABILITIES AND SHAREHOLDERS' EQUITY

   Other liabilities                           $     454        $     516
   Shareholders' equity                           46,085           49,896
         Total Liabilities and
         Shareholders' Equity                 $   46,.539       $  50,412

CONDENSED STATEMENT OF INCOME, FOR THE YEARS ENDED DECEMBER 31,

                                     1999             1998            1997
                                                          (in thousands)
OPERATING INCOME
        Dividends from subsidiaries  $3,735       $  3,789         $ 4,956
        Equity in undistributed net income of subsidiaries
                                      3,583          2,691           3,163
        Other income                      1             -              156

OPERATING EXPENSES                     -129            -12            -138

         NET INCOME                $  7,190      $   6,468         $ 8,137


CONDENSED STATEMENT OF CASH FLOWS, FOR THE YEARS ENDED DECEMBER 31,


                                       1999             1998            1997
                                                    (in thousands)
CASH FLOWS FROM OPERATING
ACTIVITIES
        Net income                  $  7,190     $   6,468        $  8,137
        Adjustments to reconcile net income to net
          cash provided by operating activities:
                Equity in undistributed net income of
                  subsidiaries         3,583        -2,691          -3,163
                Increase in income taxes
                  payable                174            37               6
                Increase (decrease) in
                  liabilities            -24          -105               9
                Stock option compensation
                  expense                  -             -               7
                  Net cash provided by
                  operating activities $3,757        3,709           4,996

CASH FLOWS FROM INVESTING ACTIVITIES
        Additional investment in
        subsidiaries                     -620       -1,105          -2,638

CASH FLOWS FROM FINANCING ACTIVITIES
        Dividends paid                 -3,178       -2,755          -2,337
        Proceeds from exercise of
         stock options                      40          56             197
        Purchase of treasury stock         -23        -109              -
                Net cash used in
             financing activities       -3,161      -2,808          -2,140

NET INCREASE (DECREASE) IN CASH            -24        -204             218
CASH, BEGINNING OF YEAR                     51         255              37
CASH, END OF YEAR                     $     27    $     51       $     255

NOTE U - CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       FOR THE THREE MONTHS ENDED
                                   March    June      September    December
1999                                 31        30        30          31
Interest income             $      6,214     6,368     6,580    $  6,868
Interest expense                   2,524     2,536     2,610       2,848

Net interest income                3,690     3,832     3,970       4,020

Provision for loan losses             78        52        78          78
Other income                         377       397       389         418
Securities gains                     185        94       272       1,395
Other expenses                     2,268     2,220     2,233       2,618

Income before income tax provisi   1,906     2,051     2,320       3,137
Income tax provision                 431       454       540         799

Net income                  $      1,475     1,597     1,780 $     2,338

Earnings per share - bas$           0.52      0.46      0.57 $      0.75

Earnings per share - dil$           0.52      0.46      0.57 $      0.75


                                        FOR THE THREE MONTHS ENDED
                                    March    June      September    December
1998                                 31       30          30           31

Interest income             $      5,968     6,236     6,467  $     6,425
Interest expense                   2,399     2,581     2,800        2,749

Net interest income                3,569     3,655     3,667        3,676

Provision for loan losses             80        75        75           75
Other income                         609        64       326          360
Securities gains                     354       489       216        1,017
Other expenses                     2,036     2,061     2,074        2,894

Income before income tax provisi   2,416     2,072     2,060        2,084
Income tax provision                 619       471       574          500

Net income                 $       1,797     1,601     1,486 $      1,584

Earnings per share - basic          0.58      0.51      0.48 $       0.51

Earnings per share - diluted        0.57      0.51      0.48 $       0.51


ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                           SCHEDULE 1
                    PENNS WOODS BANCORP, INC.
                  INDEBTEDNESS OF RELATED PARTIES
                        Column A                 Column B   Column C    Column D                           Column E
                                                                                   Deductions
                                                Beginning                           Retired/    Charge-     Ending
Year     Name of Debtor                          Balance    Additions   Payments    Resigned      offs     Balance
1999   6 directors, 15 affiliated interests,
      and 2 officers                                $2,452     $6,775      $3,417          $0          $0    $5,810
1998   7 directors, 18 affiliated interests,
      and 3 officers                                $2,096     $1,642      $1,074        $212          $0    $2,452
1997   8 directors, 15 affiliated interests,
      and 3 officers                                $2,014       $900        $818          $0          $0    $2,096

ITEM  9    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
        None

      PART III
ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Information appearing in the Proxy Statement under the
caption "Election of Directors" is incorporated herein
by reference.   (a) Identification of directors.  The
information appearing under the caption "Election of Directors" in the Company's Proxy Statement dated
March 7, 2000 (at page 5 thereto) is incorporated by reference.

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

   Total loans outstanding from the Bank at December 31, 1999 to the Corporation's and the Bank's Officers and Directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $5,810,000 or approximately 17.47% of the total equity capital of the Bank. Loans to such persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features.

  See also the information appearing in footnote L to the Consolidated Financial Statements included elsewhere in the Annual Report.

       PART IV
ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K

(a) Financial Statements
   1. The following consolidated financial statements and reports are set forth in Item 8:
         Report of Independent Certified Public Accountants
         Consolidated Balance Sheet
         Consolidated Statement of Income
         Consolidated Statement of Changes in Shareholders' Equity Consolidated Statement of Cash Flows
         Notes to the Consolidated Financial Statements
   2. The following  schedules are submitted herewith:
           I.  Indebtedness of Related Parties
(b) Reports on Form 8-K
   On January 26, 1999 Penns Woods Bancorp, Inc. filed a Form 8-K, reporting completion of the Company's acqusition of the First National Bank of Spring Mills.
In addition, on September 23, 1999 Penns Woods
Bancorp, Inc. filed a Form 8-K report under Item 4 of
Form 8-K reporting a change in the registrant's independent certified public accountants.
   The schedules not included are omitted because the required matter or conditions are not present, the data is insignificant or the required information is submitted as part of the consolidated financial statements and notes thereto.
(c) Exhibits:

    (3) (i)  Articles of Incorporation of the
             Registrant, as presently in effect
             (incorporated herein by reference to Exhibit
             3.1 of Registration Statement No. 333-65821 on
             Form S-4).
     (3) (ii) Bylaws of the Registrant as presently in effect(incorporated herein by reference to Exhitit 3.2 of Registration
              Statement No. 333-65821 on Form S-4).
     (13)      Annual Report to Shareholders
     (22)      Subsidiaries of the Registrant
     (24)      Consent of Independent Certified Public
                Accountants
    EXHIBIT INDEX
     (3) (i)  Articles of Incorporation of
              the Registrant, as presently in effect
             (incorporated herein by reference to
              Exhibit 3.1 of Registration Statement
              No. 333-65821 on Form S-4).
     (3) (ii) Bylaws of the Registrant as
              presently in effect (incorporated herein by reference to Exhibit 3.2 of Registration Statement No. 333-65821 on
              Form S-4).
     (13)      Annual Report to Shareholders
     (22)      Subsidiaries of the Registrant
     (24)      Consent of Independent Certified Public
               Accountants
     SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       March 14, 2000               PENNS WOODS BANCORP, INC.
                                    BY:  THEODORE H. REICH
                                    President

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Theodore H. Reich, President and Director      March 14, 2000



Sonya E. Scott, Principal Accounting Officer & March 14, 2000
Principal Financial Officer



Phillip H. Bower, Director                     March 14, 2000



Lynn S. Bowes, Director                        March 14, 2000



Michael J. Casale, Jr., Director               March 14, 2000



H. Thomas Davis, Jr., Director                 March 14, 2000



William S. Frazier, Director                   March 14, 2000



James M. Furey II, Director                    March 14, 2000



Allan W. Lugg, Director                        March 14, 2000



Jay H. McCormick, Director                      March 14, 2000



R. Edward Nestlerode, Jr., Director             March 14, 2000



James E. Plummer, Director                       March 14, 2000



William H. Rockey, Sr. Vice President &          March 14, 2000
Director



This statement has not been reviewed or confirmed for accuracy or relevance, by the Federal Deposit
Insurance Corporation.