Form 10-Q
period 2000-03-31
PENNS WOODS BANCORP INC
filed 2000-05-15
CIK 716605

secQ32000
FORM 10-Q QUARTERLY REPORT

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



  FORM 10-Q

QUARTERLY REPORT UNDER SECTION 10
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2000             Commission file number
                                                   0-17077



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

                                    YES [  X  ]              NO[     ]


On March 31, 2000 were were 3,125,384 shares of the Registrant's common stock outstanding.

PART  I  FINANCIAL STATEMENTS

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
AT DATES INDICATED

                                                  March 31,      December 31,
                                                     2000            1999
                                               --------------------------------
                                                          (IN THOUSANDS)
ASSETS:
  Cash and due from banks                              $12,888         $12,474
  Investment securities available for sale             110,181         113,305
  Investment securities held to maturity                 3,000           3,014
  Loans, net of unearned discount                      234,537         233,823
  Allowance for loan and lease losses                   (2,865)         (2,823)

             Loans, net                                231,672         231,000

  Bank premises and equipment, net                       4,853           4,888
  Accrued interest receivable                            2,106           2,283
  Foreclosed assets held for sale                           98              67
  Other assets                                           7,595           6,711
                                               --------------------------------
             TOTAL ASSETS                             $372,393        $373,742
                                               ================================

LIABILITIES:
  Demand deposits                                      $44,541         $43,045
  Interest-bearing demand deposits                      49,261          44,671
  Savings deposits                                      48,103          46,282
  Time deposits                                        124,279         121,575
                                               --------------------------------
             Total deposits                           $266,184        $255,573

  Short-term borrowings                                 29,360          41,641
  Other borrowings                                      27,278          27,278
  Accrued interest payable                               1,119           1,123
  Other liabilities                                      2,538           2,042

                                               --------------------------------
             Total liabilities                        $326,479        $327,657
                                               --------------------------------
SHAREHOLDERS' EQUITY:
  Common stock, par value $10; 10,000,000 shares
             authorized and 3,130,344 and 3,128,332
             shares issued                             $31,303         $31,283
 Additional paid-in capital                             18,204          18,165
 Retained earnings                                         661            (166)
Accumulated other comprehensive loss                    (3,984)         (2,927)
Less:  Treasury stock at cost, 4,960 and 4,960            (270)           (270)
                                               --------------------------------
             Total shareholders' equity                $45,914         $46,085
                                               --------------------------------
             TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY                     $372,393        $373,742
                                               ================================

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIODS  INDICATED

                                                 THREE MONTHS    THREE MONTHS      QUARTER          QUARTER
                                                    ENDED           ENDED            ENDED           ENDED
                                                March 31, 2000  March 31, 1999  March 31, 2000   March 31, 1999
                                              -----------------------------------------------------------------
                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans                             $5,139          $4,826           $5,139          $4,826
  Interest and dividends on investments:       -----------------------------------------------------------------
             Taxable interest                               998             827              998             827
             Nontaxable interest                            456             376              456             376
             Dividends                                      226             185              226             185
                                               -----------------------------------------------------------------
             Total interest and dividends
             on investments                               1,680           1,388            1,680           1,388
                                               -----------------------------------------------------------------
             Total interest income                        6,819           6,214            6,819           6,214
                                               -----------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                    2,109           2,020            2,109           2,020
  Interest on short-term borrowings                         477             154              477             154
  Interest on other borrowings                              345             350              345             350
                                               -----------------------------------------------------------------
             Total interest expense                       2,931           2,524            2,931           2,524
                                               -----------------------------------------------------------------
  Net interest income                                     3,888           3,690            3,888           3,690
  Provision for loan losses                                  78              78               78              78
                                               -----------------------------------------------------------------
  Net interest income after provision for
  loan losses                                             3,810           3,612            3,810           3,612
                                               -----------------------------------------------------------------
OTHER OPERATING INCOME:
  Service charges                                           374             310              374             310
  Securities gains                                          161             185              161             185
  Other income                                               38              67               38              67
                                               ----------------------------------------------------------------
             Total other operating income                   573             562              573             562
                                               -----------------------------------------------------------------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                          1,215           1,138            1,215           1,138
  Occupancy expense, net                                    205             158              205             158
  Furniture and equipment expense                           206             163              206             163
  Other expenses                                            745             809              745             809
                                               -----------------------------------------------------------------
             Total other operating expenses               2,371           2,268            2,371           2,268
                                               -----------------------------------------------------------------
INCOME BEFORE TAXES                                       2,012           1,906            2,012           1,906
INCOME TAX PROVISION                                        466             431              466             431
                                               -----------------------------------------------------------------
NET INCOME                                                1,546           1,475            1,546           1,475
                                               =================================================================
EARNINGS PER SHARE - BASIC                                 0.49            0.47             0.49            0.47
                                               =================================================================
EARNINGS PER SHARE - DILUTED                               0.49            0.47             0.49            0.47
                                               =================================================================
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING             3,124,697       3,120,884        3,124,697       3,120,884
                                               =================================================================
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING           3,124,697       3,132,055        3,124,697       3,132,055
                                               =================================================================

**Weighted average shares used for computation of net income per share reflect the issuance of a 10% stock dividend on June 8, 1999.

   PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE  THREE  MONTHS ENDED MARCH 31,2000

(IN THOUSANDS EXCEPT SHARE DATA)

                                                                             ACCUMULATED
                                    COMMON         ADDITIONAL                   OTHER                   TOTAL
                                     STOCK           PAID-IN     RETAINED   COMPREHENSIVE  TREASURY  SHAREHOLDERS'
                               SHARES    AMOUNT      CAPITAL     EARNINGS       LOSS         STOCK      EQUITY
                          ----------------------------------------------------------------------------------------
Balance, December 31, 1999   3,128,332   $31,283     $18,165      ($166)        ($2,927)    ($270)      $46,085

Net income for the three months
  ended March 31, 2000                                            1,546                                   1,546
Dividends declared, $0.23                                          (719)                                   (719)
Stock options exercised          2,012        20          39                                                 59
Net change in unrealized loss on
   investments available for sale                                                (1,057)                 (1,057)
                          -------------------------------------------------------------------------------------
Balance, March 31, 2000      3,130,344   $31,303     $18,204       $661         ($3,984)     ($270)     $45,914
                          =====================================================================================


PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT
OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                                                  MARCH 31,        MARCH 31,
                                                                     2000            1999
                                                               ---------------------------------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                            $1,546           $1,475
  Adjustments to reconcile net income to net cash
  provided by operating activities
      Depreciation                                                         158              107
      Provision for loan losses                                             78               78
      Accretion and amortization of investment security discounts
        and premiums                                                      (121)             (13)
      Securities gains, net                                               (161)            (185)
      Gain on sale of foreclosed assets                                      -               (3)
      Increase in all other assets                                        (158)            (230)
      Increase all other liabilities                                       495              361
                                                               ---------------------------------
          Net cash provided by operating activities                      1,837            1,590
                                                               ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale                            (21,065)         (19,852)
  Proceeds from sales of securities available for sale                  20,883           10,994
  Proceeds from calls and maturities of securities available for         2,000                -
  Purchase of securities held to maturity                                    -              (25)
  Proceeds from calls and maturities of securities held to maturity          -            1,025
  Net increase in loans                                                   (805)            (952)
  Proceeds from the sale of foreclosed assets                               24               43
  Acquisition of bank premises and equipment                              (123)            (255)
                                                               ---------------------------------
          Net cash (used in) provided by investing activities              914           (9,022)
                                                               ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                              9,115            1,787
  Net  increase (decrease) in noninterest-bearing deposits               1,496           (4,339)
  Net increase (decrease) in short-term borrowings                     (12,281)           4,944
  Proceeds from long-term borrowings                                         -            5,004
  Dividends paid                                                          (719)            (567)
  Stock options exercised                                                   52                -
                                                               ---------------------------------
          Net cash (used in) provided by financing activities           (2,337)           6,829
                                                               ---------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       414             (603)
CASH AND CASH EQUIVALENTS, BEGINNING                                    12,474           12,297
                                                               ---------------------------------
CASH AND CASH EQUIVALENTS, ENDING                                      $12,888          $11,694
                                                               =================================


[FN]

PENNS WOODS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Basis of Presentation
          The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for the fair presentation of results for such periods. All of those adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with financial statements and notes thereto contained in the Company's annual report for the year ended
          December 31, 1999.


NOTE 2.  Comprehensive Income
            The components of other comprehensive income
             and related tax effects are as follows:

                                                                  MARCH 31,        MARCH 31,
                                                                     2000            1999
                                                               ---------------------------------
                                                                (IN THOUSANDS)
Change in net unrealized (loss) on securities available for sale,
   net of tax benefit of $490 for 2000 and $537 for 1999                  (951)          (1,043)
                                                               ---------------------------------
    Less:  Reclassification adjustment for realized gains included
                 in net income, net of taxes of $55 for 2000 an            106               122
                                                               ---------------------------------
Net unrealized losses net of tax                                       ($1,057)         ($1,165)
                                                               =================================




EARNINGS SUMMARY

   Interest Income

          For the three months ended March 31, 2000, total interest income increased by $605,000 or 9.74% compared to the same period in 1999.
          This increase is due to an increase of $313,000 in interest and fees on loans and an increase in total interest and dividends on investments of $292,000.

          The increase in interest and fees on loans of $313,000 was primarily due to the effect of the 50 basis point increase in prime rate during the first quarter . Interest and dividends on investments increased due to the net effect of a $171,000 increase in taxable interest, an $80,000 increase in nontaxable interest and an increase in dividend income of $41,000.

         Interest Expense

            For the three months ended March 31, 2000 total interest expense increased $407,000 or 16.13% over the same period in 1999. The overall increase in interest expense is the result of an $89,000 increase in interest paid on deposits, mainly due to volume; a $323,000 increase in interest expense paid on short-term borrowings, significantly due to the increase of overnight FHLB borrowings during the first quarter of 2000 compared to the first quarter of 1999; and a slight decrease of $5,000 in interest paid on other borrowings, due to a $500,000 FHLB loan that was paid off during the fourth quarter of 1999.

         Provision for Loan Losses

            The provision for loan losses totaled $78,000 for the three months ended March 31, 2000. The provision for the same period in 1999 also totaled
            $78,000.

            As of the first quarter of 2000, charge offs exceeded recoveries by $36,000 compared to the first quarter of 1999 when charge offs exceeded recoveries by $28,000.

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

            The ratio of non-accruing loans and those
            accruing but delinquent more than 90 days
            (collectively called "non-performing"
            loans) to the allowance for loan losses
            stood at .30 times at March 31, 2000 a
            decrease  in coverage from the .19 times at
            December 31, 1999.   The overall increase in
             non-performing loans totaled $341,000.  Non-
            performing loans secured by real estate accounted for $373,000 of the overall increase whereas non-performing commercial and agricultural loans and installment loans declined $24,000 and $8,000, respectively. Based upon this analysis as well as as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.


         Other Operating Income

            Other operating income for the three months ended March 31, 2000 increased $11,000.
            This decrease is due to the net effect of an increase in service charges collected of $64,000, a decrease in securities gains realized of $24,000 and a decrease in other income of $29,000.

            The increase in service charges was mainly a result of an increase in service charges collected on deposit accounts. Volume as well as fee increases for overdraft and stop payment services, effective December 1, 1999, effected the amount of service charges on deposit accounts.
            In addition, there was an increase in charges collected during the first quarter of 2000 when compared to the first quarter of 1999 due to a service charge relating to ATM usage that was put into effect in late March, 1999.

            Realized gains were on sales
            of bonds that were sold in effort to better match the Bank's rate-sensitive assets and rate-sensitive liabilities given the current economic conditions. In addition, gains were realized on partial sales of equity securities that have been in the portfolio long-term that had reached what management had determined to be their maximum potential.

         Other Operating Expense

            For the three months ended March 31, 2000
            total other operating expenses increased $103,000 over the same period in 1999.

            Employee salaries and benefits
            increased $77,000 as a result of normal increases in salary levels.

            Occupancy expense increased $47,000 and
            furniture and equipment expense increased
            $43,000.  The  increase in occupancy
            expense can be attributed to an increases in rental and depreciation expenses related to the opening of the full-service branch office in Zion, Pennsylvania, on May 8, 1999 in addition to an overall increase in maintenance and repairs expense.

            The $43,000 increase in furniture and
            equipment expense can be attributed mainly to the impelmentation of Internet and Telephone
            Banking. General maintenance and depreciation expenses also contributed to the increase.

            Expenses included under the other expenses
            heading are such items as: advertising, postage, maintenance, FDIC, other insurance,
            Pennsylvania State shares tax,
            legal and professional fees, telephone,
            printing and supplies and other general and
            administrative expenses.   An overall decrease
            in other expenses totaled $64,000. This decrease can be largely attributed to approximately $116,000 of non-recurring expenses related to the acquisition of the First National Bank of Spring Mills that were incurred during the first quarter of 1999, coupled with increases in other operating expenses during the first quarter of 2000.


         Provision for Income Taxes

            Provision for income taxes for the three months ended March 31, 2000 resulted in an effective income tax rate of 23.16% compared to 22.61% for the corresponding period in 1999. The increase noted is due to the overall increase in taxable income for the period.


         ASSET/LIABILITY MANAGEMENT

         Assets

           At March 31, 2000, cash and investment securities totaled $126,069,000 or a net decrease of $2,724,000 over the corresponding balance at December 31, 1999. Investment securities decreased $3,138,000 while cash increased $414,000. During this period, net loans increased by $672,000 to $231,672,000.

           The decrease in investment securities is primarily due to the change in the net unrealized loss from $4,435,000 at December 31, 1999 to $6,037,000 at
           March 31, 2000. This decrease, $1,602,000, combined with purchases of equity securities during the first quarter account for the overall decrease in investment securities.

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

           The allowance for loan losses totaled
           $2,865,000 at March 31, 2000, an increase of $42,000 over the balance at December 31, 1999. For the three months ended
           March 31, 2000, the provision for loan
           losses totaled $78,000. As a percent of loans, the allowance for loan losses totaled 1.22% at March 31, 2000 and 1.21% at December 31, 1999.

           Loans accounted for on a non-accrual basis totaled $536,000 and $284,000 at March 31, 2000 and
           December 31, 1999 respectively.

           Accruing loans, contractually delinquent 90
           days or more were $330,000 at March 31, 2000 and $241,000 at December 31, 1999.
           These loans are predominately secured by first lien mortgages on residential real estate where appraisal values mitigate any potential loss of interest and principal.
           The ratio of non-accruing loans and those accruing but delinquent more than 90 days to the allowance for loan losses stood at .30 times at March 31, 2000 and .19 times at December 31, 1999. Presently the portfolio has no loans that meet the definition of "trouble debt restructurings" under FAS 15.

           A watch list of potential problem loans is maintained and updated quarterly by an internal credit review committee. At this time there are no credits of substance that have the potential to become more than 90 days delinquent.

           The Bank has not had nor presently has any foreign outstandings. In addition, no known concentrations of credit presently exist.

           At March 31, 200 the balance of other real estate was $98,000 compared to $67,000 at December 31, 1999. During the first quarter two properties that were placed into other real estate and one property that was previously in other real estate was sold.

         Deposits

           At March 31, 2000 total deposits amounted to $266,184,000 representing an increase of
           $10,611,000, or 4.15%, from total deposits at December 31, 1999.

         Other Liabilities

           At March 31, 2000, other liabilities
           totaled $2,538,000 or a $496,000 increase over the balance at December 31, 1999. This increase is primarily due to an increase in accrued taxes and accrued expenses.


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

           Regulatory capital to total assets was 12.33% for March 31, 2000 and December 31, 1999.
           Primary capital to total assets at March 31, 2000 was 13.10% compared to 13.09% at December 31, 1999.

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

           Capital is being maintained in compliance with risk-based capital guidelines.
           The Company's Tier 1 Capital to total risk weighted assets ratio is 20.28% and the total capital ratio to total risk weighted assets ratio is 21.47%.

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

            5.  Investments to Total Deposits, 50% maximum

            6.  Total Liquid Assets to Total Assets, 25% minimum

            7.  Total Liquid Assets to Total Liabilities, 25% minimum

            8.  Net Core Funding Dependence, 15% maximum


        The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totalling $8,000,000 from correspondent banks. In addition, the Bank has an agreement with the Federal
        Home Loan Bank of Pittsburgh that enables the Bank to receive advances up to $86,457,000 through the Federal Home Loan Bank's "Open Repo Plus", revolving line of credit program, with commitment up to one year.

         All of the funding mentioned is available to the Bank, should the need for short-term funds arise.

        The following table sets forth the Bank's interest rate sensitivity as of March 31, 2000:

                                                  AFTER ONE       AFTER TWO          AFTER
                                   WITHIN         BUT WITHIN      BUT WITHIN         FIVE
                                  ONE YEAR        TWO  YEARS      FIVE YEARS         YEARS

Earning assets: (1) (2)
   Investment securities (1)           $10,068         $10,224         $22,919          $76,036

   Loans (2)                            80,927          30,078          99,269           24,264
                              ------------------------------------------------------------------
Total earning assets                    90,995          40,302         122,188         100 ,300


   Deposits (3)                        101,025          42,982          62,093           15,542
   Borrowings                           29,591             797          25,000            1,250
                                  ------------------------------------------------------------------
Total interest bearing liabili         130,616          43,779          87,093           16,792

Net non-interest bearing
   funding (4)                          13,255          10,085          24,552           27,613
                              ------------------------------------------------------------------
Total net funding sources              143,871          53,864         111,645           44,405

Excess assets (liabilities)            (52,876)        (13,562)         10,543           55,895
Cumulative excess
   assets (liabilities)                (52,876)        (66,438)        (55,895)               0

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

         In this analysis the company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOW's, savings accounts, and the MMDA accounts will be adjusted by 50% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in its balance sheet. Below are the results of this rate shock analysis as of March 31, 2000:

                                          Net Interest Income
              Change in Rates             Change (After tax)
                   -200                           716
                   -100                           405
                   +100                          (425)
                   +200                          (796)

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

(99)         Independent Accountants' Report


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PENNS WOODS BANCORP, INC.
                                               (Registrant)


Date:             May 12, 2000                 /s/ Ronald A. Walko
                                               ----------------
                                               Ronald A. Walko, Executive
                                               Vice President
                                               and Chief Executive Officer

Date:             May 12, 2000                 /s/ Sonya E. Scott
                                               ----------------
                                               Sonya E. Scott, Secretary



             Description
------------------------------
(11)         Statement Regarding Computation of Per Share  Earnings

(27)         Financial Data Schedule

(99)         Independent Accountants' Report

EXHIBIT 11


STATEMENT OF COMPUTATION OF EARNING PER SHARE
FOR THE PERIOD ENDED 3/31/00

                                                     LESS          FRACTION
                  SHARES                          FRACTIONAL          OF           WEIGHTED
DATE            OUTSTANDING      RESTATEMENT        SHARES           YEAR           SHARES
------------------------------------------------------------------------------------------------
1/01/00 - 1/3       3,123,372         -               -                  31/91      1,064,005.9
2/01/00 - 2/1       3,125,372         -               -                  13/91        446,481.7
2/14/00 - 3/3       3,125,384         -               -                  47/91      1,614,209.3

  WEIGHTED SHARES OUTSTANDING  3/31/00                                                3,124,697
                                                                               =================


NET INCOME 3/31/00                                  $1,546,039
WEIGHTED SHARES OUTSTANDING  3/31/00                 3,124,697
EARNINGS PER SHARE 3/31/00 - BASIC                                                        $0.49
                                                                               =================

NET INCOME 3/31/00                                  $1,546,039
WEIGHTED SHARES OUTSTANDING 3/31/00                  3,124,697
DILUTIVE EFFECT OF STOCK OPTIONS 3/31/00                     -
                                                     3,124,697
EARNINGS PER SHARE 3/31/00 - DILUTED                                                      $0.49
                                                                               =================