Form 10-Q
period 2000-06-30
PENNS WOODS BANCORP INC
filed 2000-08-14
CIK 716605

FORM 10-Q QUARTERLY REPORT

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



  FORM 10-Q

QUARTERLY REPORT UNDER SECTION 10
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2000             Commission file number
                                                   0-17077



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

                                    YES [  X  ]              NO[     ]


On June 30, 2000 were were 3,125,384 shares of the Registrant's common stock outstanding.

PART  I  FINANCIAL STATEMENTS

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
AT DATES INDICATED

                                                  June  30,      December 31,
                                                     2000            1999
                                               --------------------------------
                                                (IN THOUSANDS)
ASSETS:
  Cash and due from banks                              $17,215         $12,474
  Investment securities available for sale             104,662         113,305
  Investment securities held to maturity                 3,240           3,014
  Loans, net of unearned discount                      241,579         233,823
  Allowance for loan and lease losses                   (2,893)         (2,823)

             Loans, net                                238,686         231,000

  Bank premises and equipment, net                       4,784           4,888
  Accrued interest receivable                            2,166           2,283
  Other assets                                           8,283           6,778
                                               --------------------------------
             TOTAL ASSETS                             $379,036        $373,742
                                               ================================

LIABILITIES:
  Demand deposits                                      $46,885         $43,045
  Interest-bearing demand deposits                      46,348          44,671
  Savings deposits                                      46,044          46,282
  Time deposits                                        131,747         121,575
                                               --------------------------------
             Total deposits                           $271,024        $255,573

  Short-term borrowings                                 31,064          41,641
  Other borrowings                                      27,278          27,278
  Accrued interest payable                               1,298           1,123
  Other liabilities                                      2,361           2,042

                                               --------------------------------
             Total liabilities                        $333,025        $327,657
                                               --------------------------------
SHAREHOLDERS' EQUITY:
  Common stock, par value $10; 10,000,000 shares
             authorized and 3,130,344 and 3,128,332
             shares issued                             $31,303         $31,283
 Additional paid-in capital                             18,204          18,165
 Retained earnings                                       1,546            (166)
Accumulated other comprehensive loss                    (4,772)         (2,927)
Less:  Treasury stock at cost, 4,960 and 4,960            (270)           (270)
                                               --------------------------------
             Total shareholders' equity                $46,011         $46,085
                                               --------------------------------
             TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY                     $379,036        $373,742
                                               ================================


CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIODS  INDICATED


                                                  SIX MONTHS      SIX MONTHS       QUARTER          QUARTER
                                                    ENDED           ENDED            ENDED           ENDED
                                                June 30, 2000   June 30, 1999    June 30, 2000   June 30, 1999
                                               -----------------------------------------------------------------
                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans                           $10,394          $9,717          $5,255          $4,891
  Interest and dividends on investments:       -----------------------------------------------------------------
             Taxable interest                             2,011           1,700          1,019             873
             Nontaxable interest                            916             786            454             410
             Dividends                                      443             379            217             194
                                               -----------------------------------------------------------------
             Total interest and dividends
             on investments                               3,370           2,865           1,690           1,477
                                               -----------------------------------------------------------------
             Total interest income                       13,764          12,582           6,945           6,368
                                               -----------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                    4,286           3,974           2,177           1,954
  Interest on short-term borrowings                         922             351             480             197
  Interest on other borrowings                              761             735             381             385
                                               -----------------------------------------------------------------
             Total interest expense                       5,969           5,060           3,038           2,536
                                               -----------------------------------------------------------------
  Net interest income                                     7,795           7,522           3,907           3,832
  Provision for loan losses                                 130             130              52              52
                                               -----------------------------------------------------------------
  Net interest income after provision for
  loan losses                                             7,665           7,392           3,855           3,780
                                               -----------------------------------------------------------------
OTHER OPERATING INCOME:
  Service charges                                           768             642             394             332
  Securities gains                                          252             280              91              95
  Other income                                              121             131              83              64
             Total other operating income                 1,141           1,053             568             491
                                               ----------------------------------------------------------------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                          2,429           2,301           1,214           1,163
  Occupancy expense, net                                    393             314             188             156
  Furniture and equipment expense                           409             297             203             134
  Other expenses                                          1,542           1,576             797             767
                                               -----------------------------------------------------------------
             Total other operating expenses               4,773           4,488           2,402           2,220
                                               -----------------------------------------------------------------
INCOME BEFORE TAXES                                       4,033           3,957           2,021           2,051
INCOME TAX PROVISION                                        883             885             417             454
                                               -----------------------------------------------------------------
NET INCOME                                               $3,150          $3,072          $1,604          $1,597
                                               =================================================================
EARNINGS PER SHARE - BASIC                               $1.01           $0.98            $0.52           $0.51
                                               =================================================================
EARNINGS PER SHARE - DILUTED                             $1.01           $0.98            $0.52           $0.51
                                               =================================================================
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING            3,125,040       3,120,973        3,125,040       3,120,973
                                               =================================================================
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING          3,125,040       3,131,082        3,125,040       3,131,082
                                               =================================================================

**Weighted average shares used for computation of net income per share reflect the issuance of a 10% stock dividend on June 8, 1999.

   PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE  SIX  MONTHS ENDED JUNE 30,2000

(IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                  ACCUMULATED
                                   COMMON               ADDITIONAL                    OTHER                        TOTAL
                                    STOCK                PAID-IN      RETAINED   COMPREHENSIVE   TREASURY     SHAREHOLDERS'
                                   SHARES    AMOUNT      CAPITAL      EARNINGS         LOSS        STOCK          EQUITY
                              --------------------------------------------------------------------------------------------
Balance, December 31, 1999        3,128,332    $31,283     $18,165     ($166)       ($2,927)       ($270)     $46,085

Net income for the six months
    ended June 30, 2000                                                3,150                                    3,150
Dividends declared, $0.46                                             (1,438)                                  (1,438)
Stock options exercised             2,012           20          39                                                 59
Net change in unrealized loss on
   investments available for sale                                                   ( 1,845)                   (1,845)
                              ----------------------------------------------------------------------------------------
Balance, June 30, 2000          3,130,344       $31,303    $18,204     $1,546       ($4,772)       ($270)     $46,011
                              ========================================================================================


PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT
OF CASH FLOWS
FOR THE QUARTERS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                                                   JUNE 30,        JUNE 30,
                                                                     2000            1999
                                                               ---------------------------------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                            $3,150           $3,072
  Adjustments to reconcile net income to net cash
  provided by operating activities
      Depreciation                                                         198              210
      Provision for loan losses                                            130              130
      Accretion and amortization of investment security discounts
        and premiums                                                      (252)             (23)
      Securities gains, net                                               (243)            (280)
      Loss (Gain) on sale of foreclosed assets                              25               (3)
      Increase in all other assets                                        (425)          (1,263)
      Increase all other liabilities                                       496            1,376
                                                               ---------------------------------
                  Net cash provided by operating activities              3,079            3,219
                                                               ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale                            (23,921)         (40,283)
  Proceeds from sales of securities available for sale                  26,806           25,513
  Proceeds from calls and maturities of securities available fo          3,505                0
  Purchase of securities held to maturity                                 (273)             (25)
  Proceeds from calls and maturities of securities held to matu              -            2,073
  Net increase in loans                                                 (7,816)          (6,075)
  Proceeds from the sale of foreclosed assets                               97               43
  Acquisition of bank premises and equipment                               (94)            (374)
  Acquisition of foreclosed assets                                        (130)             (34)
                                                               ---------------------------------
                  Net cash (used in)  provided by investing act         (1,826)         (19,162)
                                                               ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                             11,611            3,637
  Net  increase (decrease) in noninterest-bearing deposits               3,840           (2,390)
  Net increase (decrease) in short-term borrowings                     (10,577)           8,691
  Proceeds from long-term borrowings                                         -            5,005
  Dividends paid                                                        (1,438)          (1,211)
  Stock options exercised                                                   52               12
                                                               ---------------------------------
                  Net cash provided by financing activities              3,488           13,744
                                                               ---------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     4,741           (2,199)
CASH AND CASH EQUIVALENTS, BEGINNING                                    12,474           12,297
                                                               ---------------------------------
CASH AND CASH EQUIVALENTS, ENDING                                      $17,215          $10,098
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


NOTE 2.  Comprehensive Income
            The components of other comprehensive income
             and related tax effects are as follows:

                                                                   JUNE 30,        JUNE 30,
                                                                     2000            1999
                                                               ---------------------------------
                                                                (IN THOUSANDS)
Change in net unrealized (loss) on securities available for sale,
   net of tax benefit of $865 for 2000 and $1,405 for 1999              (1,679)          (2,728)
                                                               ---------------------------------
    Less:  Reclassification adjustment for realized gains included
                 in net income, net of taxes of $86 for 2000 an            166               184

Net unrealized losses net of tax                                       ($1,845)         ($2,912)
                                                               =================================




EARNINGS SUMMARY

Comparison of the Six Months Ended June 30, 2000 and 1999

   Interest Income

          For the six months ended June 30, 2000,
          total interest income increased by $1,182,000 or 9.39% compared to the same period in 1999.
          This increase is due to an increase of $677,000 in interest and fees on loans and an increase in total interest and dividends on investments of $505,000.

          The increase in interest and fees on loans of $677,000 was primarily due to the effect of the 100 basis point increase in prime rate during the first six months as well the $7,756,000 increase in gross loans from December 31, 1999 to June 30, 2000.
          Interest and dividends on investments increased due to the net effect of a $317,000 increase in taxable interest due to the increase in holdings of U.S.
         Government agencies and taxable municipal securities
          during the first six months of 2000 compared to the
         same period in 1999; a $124,000 increase in nontaxable
          interest related to the higher volume of municipal
          securities held during the first half of 2000 compared to the first half of 1999; and an increase in dividend income on equity securities of $64,000.

         Interest Expense

            For the six months ended June 30, 2000
            total interest expense increased $909,000 or 17.96% over the same period in 1999. The overall increase in interest expense is the result of an
           $312,000 increase in interest paid on deposits, mainly
            due to volume; a $578,000 increase in interest expense paid on short-term borrowings, significantly due to the increase of overnight FHLB borrowings during the first six months of 2000 compared to the first six months of 1999; and an increase of $26,000 in interest paid on other borrowings, due to the net effect of a $5,000,000 FHLB loan that was taken out in late February, 1999 and a $500,000 FHLB loan that was paid off during the fourth quarter of 1999.

         Provision for Loan Losses

          The provision for loan losses totaled $130,000 for the six months ended June 30, 2000. The provision for the same period in 1999 also totaled
          $130,000.

            As of the second quarter of 2000, charge offs exceeded recoveries by $60,000 compared to the second quarter of 1999 when charge offs exceeded recoveries by $39,000.

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

            The ratio of non-accruing loans and those
            accruing but delinquent more than 90 days
            (collectively called "non-performing"
            loans) to the allowance for loan losses
            stood at .36 times at June 30, 2000 a
            decrease  in coverage from the .19 times at
            December 31, 1999.   The overall increase in
            non-performing loans totaled $518,000. Non-performing loans secured by real estate and non-performing commercial and agriculatural loans accounted for $356,000 and $174,000, respectively of the overall increase whereas non-performing installment loans declined $12,000. Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.

         Other Operating Income

            Other operating income for the six months ended June 30, 2000 increased $88,000.
            This increase is due to the net effect of an
             increase in service charges collected of
            $126,000, a decrease in securities gains
            realized of $28,000 and a decrease in
            other income of $10,000.

             Volume as well as fee increases for overdraft and stop payment services, effective December 1, 1999, effected the amount of service charges on deposit accounts. In addition, there was an increase in charges collected during the first half of 2000 when compared to the first half of 1999 due to a service charge relating to ATM usage that was put into effect in late March, 1999.

             Security gains have remained relatively comparable with the six-month period in 1999. The increases in interest rates have provided an opportunity for management to better match investments with rate sensitive liabilities. To continue this strategy, during the third quarter of 2000 management plans to sell "available for sale" GNMA securities and reinvest in more favorable tax-exempt municipal securities, therefore increasing overall net interest income on investments. In addition, gains will continue to be realized on sales of equity securities that have been in the portfolio long-term and have reached what management determines to be their maximum potential.

         Other Operating Expense

            For the six months ended June 30, 2000
            total other operating expenses increased $285,000 over the same period in 1999.

            Employee salaries and benefits
            increased $128,000 as a result of normal increases in salary levels.

            Occupancy expense increased $79,000 and
            furniture and equipment expense increased
            $112,000.  The  increase in occupancy
            expense can be attributed to an increases in rental and depreciation expenses related to the opening of the full-service branch office in Zion, Pennsylvania, on May 8, 1999 in addition to an overall increase in maintenance and repairs expense.

             The $112,000 increase in furniture and
             equipment expense can be attributed mainly to the implementation of Internet and Telephone
              Banking.  General maintenance and depreciation
             expenses also contributed to the increase.

            Expenses included under the other expenses
            heading are such items as: advertising, postage, maintenance, FDIC, other insurance,
            Pennsylvania State shares tax,
            legal and professional fees, telephone,
            printing and supplies and other general and
            administrative expenses.   An overall decrease
            in other expenses totaled $34,000. This decrease can be largely attributed to approximately $116,000 of non-recurring expenses related to the acquisition of the First National Bank of Spring Mills that were incurred during the first quarter of 1999, coupled with increases in other operating expenses during the first half of 2000.


         Provision for Income Taxes

            Provision for income taxes for the six
            months ended June 30, 2000 resulted in an effective income tax rate of 21.89% compared to 22.37% for the corresponding period in 1999. The decrease noted is due to an increase in non-taxable income for the period.

Comparison of the Three Months Ended June 30, 2000 and 1999

            During the second quarter of 2000 interest income earned was $6,945,000 an increase of $577,000 or 9.06% over the same quarter in 1999.

           Interest income on loans accounted for $364,000 or 7.44% of the total increase in interest income. Gross loans increased $7,042,000 from March 31, 2000 to June 30, 2000 and the average rate on loans increased by .24%. In comparison, during the same period in 1999, gross loans increased $5,112,000 and the average rate increased .09%. The higher volume increase coupled with the increase in the average rate on loans caused by the increases in the prime rate explain the overall increase.

           The remaining $213,000 increase occurred in interest and dividends on investments. Taxable interest increased $146,000, non-taxable interest increased $44,000 and dividends increased $23,000 due to the same reasons noted for the six-month comparison.

           Interest expense during the second quarter of 2000 increased by $502,000 or 19.79% over interest expense incurred during the second quarter of 1999.

           Interest bearing deposits grew $2,496,000 and the average rate increased from 3.88% to 3.99% from March 31, 2000 to June 30, 2000. During this same period in 1999, interest bearing deposits grew $1,850,000 and the average rate decreased from 3.79% to 3.67%. Special time deposit products offered during the recent rising interest rate environment attracted such deposits and time deposits that matured during the 2000 period were replaced with higher costing deposits, thereby increasing the average rate paid.

           Interest expense on short-term borrowings increased by $283,000 and interest expense on other borrowings decreased slightly by $4,000. A higher level of over-night funds were borrowed throughout the 2000 period at a higher average rate and an increase in higher costing, average repurchase agreements were held, therefore, increasing interest expense. The constant balance of other borrowings left interest expese on such borrowings virtually unchanged.

           Total other operating income increased $77,000 or 15.68% to $568,000 during the three-month period in 2000 compared to $491,000 in 1999. Service charges and other income increased $62,000 and $19,000, respectively,while securities gains decreased by $4,000. The volume and fee increases discussed in the six-month comparison account for the increase in service charges. Increases in other income occurred due to the sale of property that was being held in other real estate and a one-time fee received for switching processing companies for current MC & Visa merchants. These increases were offset by a decline in commissions on life and accident and health insurance on installment loans due to the difference in the volume of such loans during this time period, with the overall effect on other income being a net increase of $19,000.

           The slight decline in securitiy gains is discussed in the six-month comparison.

           Total other operating expenses increased $182,000 or 8.20%.

           Salaries and employee benefits increased $51,000 due to normal increases in salary levels and premium increases in health insurance benefits.

           Occupancy expense increased during the second quarter of 2000 when compared to the second quarter of 1999 by $32,000 mainly due to interior painting of the Williamsport branch office.

           Furniture and equipment expense increased $69,000 or 51.49%. The increase is mainly attributable to depreciation expense related to telephone and Internet banking which were implemented at the beginning of April, 2000. General maintenance and repairs on equipment also contributed to the increase in expense.

           Other operating expenses increased during the three-month period in 2000 when compared to the same period in 1999 by $30,000. This increase was derived mainly from an increase in outside professional fees specifically related to the hiring of of an outside auditing firm for performing internal audits and the hiring of an outside transfer agent to handle Penns Woods Bancorp, Inc. stock and dividend transactions.

           Income taxes decreased $37,000 or 8.15% due to the increased income on tax-exempt municipal securities.

         ASSET/LIABILITY MANAGEMENT

         Assets

           At June 30, 2000, cash and investment securities totaled $125,117,000 or a net decrease of $3,676,000 over the corresponding balance at December 31, 1999.
            Investment securities decreased $8,417,000 while
           cash increased $4,741,000.  During this period, net
           loans increased by $7,686,000 to $238,686,000.

          The decrease in investment securities is primarily due to the change in the net unrealized loss from $4,435,000 at December 31, 1999 to $7,230,000 at
           June 30, 2000. Also contributing to the decrease were sales of available for sale U.S. Government agencies and maturities of U.S. Treasury securities.

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

           The allowance for loan losses totaled
           $2,893,000 at June 30, 2000, an increase of $70,000 over the balance at December 31, 1999. For the six months ended
            June 30, 2000, the provision for loan
            losses totaled $130,000. As a percent of loans, the allowance for loan losses totaled 1.20% at June 30, 2000 and 1.21% at December 31, 1999.

           Loans accounted for on a non-accrual basis totaled $848,000 and $284,000 at June 30, 2000 and
           December 31, 1999 respectively.

           Accruing loans, contractually delinquent 90
           days or more were $195,000 at June 30, 2000 and $241,000 at December 31, 1999.
           These loans are predominately secured by first lien mortgages on residential real estate where appraisal values mitigate any potential loss of interest and principal.
           The ratio of non-accruing loans and those accruing but delinquent more than 90 days to the allowance for loan losses stood at .36 times at June 30, 2000 and .19 times at December 31, 1999. Presently the portfolio has no loans that meet the definition of "trouble debt restructurings" under FAS 15.

           A watch list of potential problem loans is maintained and updated quarterly by an internal credit review committee. At this time there are no credits of substance that have the potential to become more than 90 days delinquent.

           The Bank has not had nor presently has any foreign outstandings. In addition, no known concentrations of credit presently exist.

           At June 30, 2000 the balance of other real estate was $75,000 compared to $67,000 at December 31, 1999. The two properties totaling
           $67,000 that were held in other real estate at December 31, 1999 were sold, three properties totaling
           $106,302 were placed into other real estate, one of which was subsequently sold during this six month period.


         Deposits

           At June 30, 2000 total deposits amounted to $271,024,000 representing an increase of
           $15,451,000, or 6.05%, from total deposits at December 31, 1999. Non-interest and interest-bearing demand deposits grew $3,840,000 and $1,677,000, respectively. Savings deposits changed slightly, decreasing $238,000. Time deposits increased $10,172,000 due to successful marketing strategies as well as efforts to strategically manage the Bank's asset and liability position during the rising interest rate environment.

         Other Liabilities

           At  June 30, 2000, other liabilities
           totaled $3,131,000 or a $1,089,000 increase
           over the balance at December 31, 1999. This increase is primarily due to an increase in accrued taxes and accrued expenses.


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

           Regulatory capital to total assets was 12.11% for June 30, 2000 and December 31, 1999.
           Primary capital to total assets at June 30, 2000 was 12.88% compared to 13.09% at December 31, 1999.

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

           Capital is being maintained in compliance with risk-based capital guidelines.
           The Company's Tier 1 Capital to total risk weighted assets ratio is 20.12% and the total capital ratio to total risk weighted assets ratio is 21.30%.

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

            5.  Investments to Total Deposits, 50% maximum

            6.  Total Liquid Assets to Total Assets, 25% minimum

            7.  Total Liquid Assets to Total Liabilities, 25% minimum

            8.  Net Core Funding Dependence, 15% maximum


        The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totalling $8,000,000 from correspondent banks. In addition, the Bank has an agreement with the Federal
        Home Loan Bank of Pittsburgh that enables the Bank to receive advances up to $87,240,000 through the Federal Home Loan Bank's "Open Repo Plus", revolving line of credit program, with commitment up to one year.

         All of the funding mentioned is available to the Bank, should the need for short-term funds arise.

        The following table sets forth the Bank's interest rate sensitivity as of June 30, 2000:

                                                  AFTER ONE       AFTER TWO          AFTER
                                   WITHIN         BUT WITHIN      BUT WITHIN         FIVE
                                  ONE YEAR        TWO  YEARS      FIVE YEARS         YEARS

Earning assets: (1) (2)
   Investment securities (1)           $ 8,436         $10,393         $22,996          $73,332

   Loans (2)                            83,374          31,867         102,769           23,568
                              ------------------------------------------------------------------
Total earning assets                    91,810          42,260         125,765           96,900


   Deposits (3)                        118,216          37,362          53,103           15,446
   Borrowings                           31,067               0          27,278                0
                              ------------------------------------------------------------------
Total interest bearing liabili         149,283          37,362          80,381           15,446

Net non-interest bearing
   funding (4)                          12,773           9,803          24,061           27,626
                              ------------------------------------------------------------------
Total net funding sources              162,056          47,165         104,442           43,072

Excess assets (liabilities)            (70,246)        ( 4,905)         21,323           53,828
Cumulative excess
   assets (liabilities)                (70,246)        (75,151)         53,828                0

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

          In this analysis the company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOW's, savings accounts, and the MMDA accounts will be adjusted by 50% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in its balance sheet. Below are the results of this rate shock analysis as of June 30, 2000:

                                               Net Interest Income
              Change in Rates                  Change (After tax)
                   -200                              745
                   -100                              426
                   +100                              447
                   +200                              897

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
      None

Item 2.  Changes in Securities and Use of Proceeds.
     None

Item 3.  Defaults Upon Senior Securities.
     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     The annual meeting of shareholders of Penns Woods
      Bancorp, Inc. took place on April 26, 2000. The following three (3) matters were voted upon:

1. Election of the four (4) persons listed in Class (2) Directors of the Proxy Statement dated March 24, 2000 whose terms expire in 2003.

     Class 2 Directors:

     Phillip H. Bower
     James M. Furey, II
     James E. Plummer
     Theodore H. Reich

2. To ratify the appointment by the Corporation's Board of Directors of S. R. Snodgrass of Wexford, Pennsylvania,
Certified Public Accountants as the indpendent auditors for the year ending December 31, 2000.

3. To transact such other business as may properly come before the Annual Meeting, and any adjournment or post-ponement thereof.

The following table presents the results of the vote tabulation:

    Issue       Description          For           Withhold
---------------------------------------------------------------------------
1.           Election of Direcotrs for a Three Year Term

             Phillip H. Bower         2,503,951           8,205
             James M. Furey, I        2,503,951           8,205
             James E. Plummer         2,503,951           8,205
             Theodore H. Reich        2,501,063          11,093

    Issue       Description          For           Against         Withhold
-------------------------------------------------------------------------------------------
2.           Ratification of S.R. Snodgrass, Certified Public Accountants as
             independent auditors
                                      2,502,336           4,562           5,258

3.           No other business was brought before the meeting.

Item 5.  Other Information
     None

Item 6.  Exhibits and reports on Form 8-K.

Number       Description
------------------------------
(27)         Financial Data Schedule

(99)         Independent Accountants' Report


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PENNS WOODS BANCORP, INC.
                                               (Registrant)


Date:          August 14, 2000                 /s/ Ronald A. Walko
                                               ----------------
                                               Ronald A. Walko, Executive Vice President
                                               and Chief Executive Officer

Date:          August 14, 2000                 /s/ Sonya E. Scott
                                               ----------------
                                               Sonya E. Scott, Secretary



