Form 10-Q
period 2000-09-30
PENNS WOODS BANCORP INC
filed 2000-11-14
CIK 716605

FORM 10-Q QUARTERLY REPORT

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



  FORM 10-Q

QUARTERLY REPORT UNDER SECTION 10
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2000             Commission file number
                                                   0-17077



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

                                    YES [  X  ]              NO[     ]


On November 13, 2000 there were 3,101,800 shares of the Registrant's common stock outstanding.

PART  I  FINANCIAL STATEMENTS

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
AT DATES INDICATED

                                                September 30,    December 31,
                                                     2000            1999
                                               --------------------------------
                                                (IN THOUSANDS)
ASSETS:
  Cash and due from banks                              $10,719         $12,474
  Investment securities available for sale             114,612         113,305
  Investment securities held to maturity                 3,229           3,014
  Loans, net of unearned discount                      244,872         233,823
  Allowance for loan and lease losses                   (2,881)         (2,823)

             Loans, net                                241,991         231,000

  Bank premises and equipment, net                       4,800           4,888
  Accrued interest receivable                            2,338           2,283
  Other assets                                           8,209           6,778
                                               --------------------------------
             TOTAL ASSETS                             $385,898        $373,742
                                               ================================

LIABILITIES:
  Demand deposits                                      $44,746         $43,045
  Interest-bearing demand deposits                      43,993          44,671
  Savings deposits                                      43,825          46,282
  Time deposits                                        137,772         121,575
                                               --------------------------------
             Total deposits                           $270,336        $255,573

  Short-term borrowings                                 29,888          41,641
  Other borrowings                                      32,304          27,278
  Accrued interest payable                               1,317           1,123
  Other liabilities                                      3,164           2,042
                                               --------------------------------
             Total liabilities                        $337,009        $327,657
                                               --------------------------------
SHAREHOLDERS' EQUITY:
  Common stock, par value $10; 10,000,000 shares
             authorized and 3,130,344 and 3,128,332
             shares issued                             $31,303         $31,283
 Additional paid-in capital                             18,204          18,165
 Retained earnings                                       2,549            (166)
Accumulated other comprehensive loss                    (2,625)         (2,927)
Less:  Treasury stock at cost, 13,810 and 3,656           (542)           (270)
                                               --------------------------------
             Total shareholders' equity                $48,889         $46,085
                                               --------------------------------
             TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY                     $385,898        $373,742
                                               ================================


CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIODS  INDICATED


                                                 NINE MONTHS     NINE MONTHS       QUARTER          QUARTER
                                                    ENDED           ENDED            ENDED           ENDED
                                               September 30, 20September 30, 19September 30, 200September 30, 1999
                                               -----------------------------------------------------------------
                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans                           $15,918         $14,784           $5,524          $5,067
  Interest and dividends on investments:       -----------------------------------------------------------------
             Taxable interest                             2,913           2,581             902             881
             Nontaxable interest                          1,514           1,214             598             428
             Dividends                                      671             583             228             204
                                               -----------------------------------------------------------------
             Total interest and dividends
             on investments                               5,098           4,378           1,728           1,513
                                               -----------------------------------------------------------------
             Total interest income                       21,016          19,162           7,252           6,580
                                               -----------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                    6,679           5,912           2,393           1,938
  Interest on short-term borrowings                       1,371             636             449             285
  Interest on other borrowings                            1,268           1,122             507             387
                                               -----------------------------------------------------------------
             Total interest expense                       9,318           7,670           3,349           2,610
                                               -----------------------------------------------------------------
  Net interest income                                    11,698          11,492           3,903           3,970
  Provision for loan losses                                 208             208              78              78
                                               -----------------------------------------------------------------
  Net interest income after provision for
  loan losses                                            11,490          11,284           3,825           3,892
                                               -----------------------------------------------------------------
OTHER OPERATING INCOME:
  Service charges                                         1,165             991             397             349
  Securities gains                                          405             551             153             271
  Other income                                              185             172              64              41
                                               -----------------------------------------------------------------
             Total other operating income                 1,755           1,714             614             661
                                               -----------------------------------------------------------------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                          3,628           3,465           1,199           1,164
  Occupancy expense, net                                    555             476             162             162
  Furniture and equipment expense                           602             533             193             236
  Other expenses                                          2,307           2,247             765             671
                                               -----------------------------------------------------------------
             Total other operating expenses               7,092           6,721           2,319           2,233
                                               -----------------------------------------------------------------
INCOME BEFORE TAXES                                       6,153           6,277           2,120           2,320
INCOME TAX PROVISION                                      1,282           1,425             399             540
                                               -----------------------------------------------------------------
NET INCOME                                               $4,871          $4,852           $1,721          $1,780
                                               =================================================================
EARNINGS PER SHARE - BASIC                               $1.56           $1.55            $0.55           $0.57
                                               =================================================================
EARNINGS PER SHARE - DILUTED                             $1.56           $1.55            $0.55           $0.57
                                               =================================================================
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING            3,124,469       3,121,151        3,125,384       3,121,501
                                               =================================================================
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING          3,125,040       3,131,082        3,117,446       3,128,568
                                               =================================================================

**Weighted average shares used for computation of net income per share reflect the issuance of a 10% stock dividend on June 8, 1999.

   PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE  NINE  MONTHS ENDED SEPTEMBER 30,2000

(IN THOUSANDS EXCEPT SHARE DATA)

                                                                                        ACCUMULATED
                              COMMON                   ADDITIONAL                          OTHER                           TOTAL
                               STOCK                     PAID-IN         RETAINED     COMPREHENSIVE      TREASURY     SHAREHOLDERS'
                              SHARES         AMOUNT      CAPITAL         EARNINGS           LOSS           STOCK          EQUITY
                         ---------------------------------------------------------------------------------------------------------
Balance, December 31, 1999    3,128,332      $31,283         $18,165        ($166)        ($2,927)          ($270)       $46,085

Net income for the nine months
    ended September 30, 2000                                                4,871                                          4,871
Dividends declared, $0.69                                                  (2,156)                                        (2,156)
Stock options exercised           2,012           20              39                                                          59
Treasury Stock acquired (8,850 shs)                                                                          (272)          (272)
Net change in unrealized loss on
   investments available for sale                                                             302                            302
                       ---------------------------------------------------------------------------------------------------------
Balance, September 30, 2000   3,130,344       $31,303         $18,204       $2,549         ($2,625)          ($542)      $48,889
                       ========================================================================================================


PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT
OF CASH FLOWS
FOR THE PERIODS INDICATED

                                                                 NINE MONTHS     NINE MONTHS
                                                                    ENDED            ENDED
                                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                                     2000            1999
                                                               ---------------------------------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                            $4,871           $4,852
  Adjustments to reconcile net income to net cash
  provided by operating activities
      Depreciation                                                         529              512
      Provision for loan losses                                            208              208
      Accretion and amortization of investment security discounts
        and premiums                                                      (417)             (69)
      Securities gains, net                                               (405)            (551)
      Loss (Gain) on sale of foreclosed assets                              25               (6)
      Increase in all other assets                                      (1,566)          (1,886)
      Increase all other liabilities                                     1,319            1,822
                                                               ---------------------------------
                  Net cash provided by operating activities              4,564            4,882
                                                               ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for sale                            (41,807)         (57,023)
  Proceeds from sales of securities available for sale                  38,282           35,886
  Proceeds from calls and maturities of securities available fo          3,555            1,818
  Purchase of securities held to maturity                                 (273)             (25)
  Proceeds from calls and maturities of securities held to matu              -            2,086
  Net increase in loans                                                (11,199)         (13,079)
  Proceeds from the sale of foreclosed assets                               98               80
  Acquisition of bank premises and equipment                              (441)            (979)
  Acquisition of foreclosed assets                                        (194)             (34)
                                                               ---------------------------------
                  Net cash used in investing activities                (11,979)         (31,270)
                                                               ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                             13,062              681
  Net  increase in noninterest-bearing deposits                          1,701            3,192
  Net increase (decrease) in short-term borrowings                     (11,753)          21,019
  Proceeds from long-term borrowings                                     5,026            5,000
  Dividends paid                                                        (2,156)          (1,835)
  Stock options exercised                                                   52               12
  Purchase of Treasury Stock                                              (272)               -
                                                               ---------------------------------
                  Net cash provided by financing activities              5,660           28,069
                                                               ---------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (1,755)           1,681
CASH AND CASH EQUIVALENTS, BEGINNING                                    12,474           12,297
                                                               ---------------------------------
CASH AND CASH EQUIVALENTS, ENDING                                      $10,719          $13,978
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


NOTE 2.  Comprehensive Income
            The components of other comprehensive income
             and related tax effects are as follows:

                                                                September 30,    September 30,
                                                                     2000            1999
                                                               ---------------------------------
                                                                (IN THOUSANDS)
Change in net unrealized gain (loss) on securities available for sale,
   net of tax benefit of $293 for 2000 and $2552 for 1999                  569           (4,953)
                                                               ---------------------------------
    Less:  Reclassification adjustment for realized gains included
                 in net income, net of taxes of $138 for 2000 a            267               364

Net unrealized gain (loss) net of tax                                     $302          ($5,317)
                                                               =================================




EARNINGS SUMMARY

Comparison of the Nine Months Ended September 30, 2000 and 1999

   Interest Income

          For the nine months ended September 30, 2000, total interest income increased by $1,854,000 or 9.68% compared to the same period in 1999.
          This increase is due to an increase of $1,134,000 in interest and fees on loans and an increase in total interest and dividends on investments of $720,000.

          The increase in interest and fees on loans of $1,134,000 was primarily due to the effect of the 100 basis point increase in the prime rate during the first nine months as well the $11,049,000 increase in gross loans from December 31, 1999 to September 30, 2000.
          Interest and dividends on investments increased due to the net effect of a $332,000 increase in taxable interest due to the increase in the average holdings of taxable municipal securities during the first nine months of 2000 compared to the same period in 1999; a $300,000 increase in nontaxable interest related to the higher average volume of municipal securities held during the first nine months of 2000 compared to the first nine months of 1999; and an increase in dividend income on equity securities of $88,000.

         Interest Expense

            For the nine months ended September 30, 2000 total interest expense increased $1,648,000 or 21.49% over the same period in 1999. The overall increase in interest expense is the result of an
           $767,000 increase in interest paid on deposits, mainly
            due to volume; a $735,000 increase in interest
           expense paid on short-term borrowings, due to an
            increase of average overnight  FHLB borrowings
            and the rate paid on these borrowings and an increase in the average rate paid on repurchase agreements during the first nine months of 2000 compared to the first nine months of 1999; and an increase of $146,000 in interest paid on other borrowings, due to an increase in the average outstanding borrowings in 2000 compared to 1999.

         Provision for Loan Losses

          The provision for loan losses totaled $208,000 for the nine months ended September 30, 2000. The provision for the same period in 1999 also totaled
          $208,000.

            As of the third quarter of 2000, charge offs exceeded recoveries by $150,000 compared to the third quarter of 1999 when charge offs exceeded recoveries by $100,000.

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

            The ratio of non-accruing loans and those
            accruing but delinquent more than 90 days
            (collectively called "non-performing"
            loans) to the allowance for loan losses
            stood at .33 times at September 30, 2000 a
            decrease  in coverage from the .19 times at
            December 31, 1999.   The overall increase in
            non-performing loans totaled $416,000. Non-performing loans secured by real estate and non-performing commercial and agriculatural loans accounted for $263,000 and $166,000, respectively of the overall increase whereas non-performing installment loans declined $13,000. Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.

         Other Operating Income

            Other operating income for the nine months ended September 30, 2000 increased $41,000.
            This increase is due to the net effect of an
             increase in service charges collected of
            $174,000, a decrease in securities gains
            realized of $146,000 and a decrease in
            other income of $13,000.

             Volume as well as fee increases for overdraft and stop payment services, effective December 1, 1999, effected the amount of service charges on deposit accounts. In addition, there was an increase in charges collected during the first nine months of 2000 when compared to the first nine months of 1999 due to a service charge relating to ATM usage that was put into effect in late March, 1999. A "charge-back" fee that became effective in August of 2000 had also contributed to the increase in overall services charges.

             The increases in interest rates have provided an opportunity for management to better match investments with rate sensitive liabilities. During the third quarter, management sold "available for sale" GNMA securities and reinvested in more favorable tax-exempt municipal securities.
              To accomplish this investment strategy losses were realized on the sales of the GNMA's. Overall net interest income will be enhanced from the purchases of the municipal securities. In addition, gains will continue to be realized on sales of equity securities that have been in the portfolio long-term and have reached what management determines to be their maximum potential.

         Other Operating Expense

            For the nine months ended September 30, 2000
            total other operating expenses increased $371,000 over the same period in 1999.

            Employee salaries and benefits
            increased $163,000 as a result of normal increases in salary levels.

            Occupancy expense increased $79,000 and
             furniture and equipment expense increased
            $69,000.  The  increase in occupancy
             expense can be attributed to increases
             in rental and depreciation expenses related to the opening of the full-service branch office in Zion, Pennsylvania, on May 8, 1999 in addition to an overall increase in maintenance and repairs expense.

             The $69,000 increase in furniture and
             equipment expense can be attributed mainly to the implementation of Internet and Telephone
              Banking.  General maintenance and depreciation
             expenses also contributed to the increase.

            Expenses included under the other expenses
            heading are such items as: advertising, postage, maintenance, FDIC, other insurance,
            Pennsylvania State shares tax,
            legal and professional fees, telephone,
            printing and supplies and other general and
            administrative expenses.   An overall increase
            in other expenses totaled $60,000. This increase can be mainly attributed to the hiring of an outside firm to perform the Bank's internal audits and also to expenses related to the implementation of Telephone Banking.

         Provision for Income Taxes

            Provision for income taxes for the nine
            months ended September 30, 2000 resulted in an effective income tax rate of 20.84% compared to 22.70% for the corresponding period in 1999. The decrease noted is due to an increase in non-taxable income for the period.

Comparison of the Three Months Ended September 30, 2000 and 1999

            During the third quarter of 2000 interest income earned was $7,252,000 an increase of $672,000 or 10.21% over the same quarter in 1999.

            During the third quarter of 2000 average gross loans were $244,554,000 at an average rate of 8.77%. Average gross loans during the third quarter of 1999 were $229,530,000 at an average rate of 8.51%. The higher average volume and rate explain the $457,000 increase in interest income on loans when comparing the quarter ending September 30, 2000 to the quarter ending
            September 30, 1999.

            The remaining $215,000 increase occurred in interest and dividends on investments. Taxable interest increased $21,000, non-taxable interest increased $170,000 and dividends increased $24,000 due to the same reasons noted for the nine-month comparison.

            Interest expense during the third quarter of 2000 increased by $739,000 or 28.31% over interest expense incurred during the third quarter of 1999.

            Interest bearing deposits grew $1,451,000 and the average rate increased from 3.99% to 4.27% from June 30, 2000 to September 30, 2000. During this same period in 1999, interest bearing deposits grew
            $445,000 and the average rate decreased from 3.67% to 3.63%. Special time deposit products offered during the recent rising interest rate environment attracted such deposits. In addition, time deposits that matured during the 2000 period were replaced with higher costing deposits, thereby increasing the average rate paid.

            Interest expense on short-term borrowings increased by $164,000 and interest expense on other borrowings increased by $120,000. A higher level of over-night funds were borrowed throughout the 2000 period at a higher average rate and an increase in higher-costing, average repurchase agreements were held, therefore, increasing interest expense. The reason for the increase in interest expense on other borrowings is noted in the nine-month comparison.

             Total other operating income decreased $47,000 or 7.11% to $614,000 during the three-month period in 2000 compared to $661,000 in 1999. Service charges and other income increased $48,000 and $23,000, respectively, while securities gains decreased by $118,000. The volume and fee increases discussed in the nine-month comparison account for the increase in service charges. Increases in other income occurred due to a gain on the sale of a piece of fully depreciated equipment, an increase in income from our Debit
             Card product and also from fees associated with MC/VISA merchants.

              The decline in securitiy gains is discussed in
               the nine-month comparison.

               Total other operating expenses increased $86,000 or 3.85%.

               Salaries and employee benefits increased $35,000 due to normal increases in salary levels and premium increases in health insurance benefits.

               Occupancy expense remained unchanged for the third quarter of 2000 when compared to the third quarter of 1999.

                Furniture and equipment expense increased $43,000
               or 18.22%. The increase is mainly attributable to depreciation expense related to telephone and Internet banking which were implemented at the beginning of April, 2000. General maintenance and repairs on equipment also contributed to the increase in expense.

               Other operating expenses increased during the three-month period in 2000 when compared to the same period in 1999 by $94,000. This increase was derived mainly from an increase in outside professional fees specifically related to the hiring of of an outside auditing firm for performing internal audits and the hiring of an outside transfer agent to handle Penns Woods Bancorp, Inc. stock and dividend transactions.

               Income taxes decreased $141,000 or 26.11% due to the decline in overall taxable income.

         ASSET/LIABILITY MANAGEMENT

         Assets

           At September 30, 2000, cash and investment securities totaled $128,560,000 or a net decrease of $233,000 over the corresponding balance at December 31, 1999.
            Investment securities increased $1,522,000 while
           cash decreased $1,755,000.  During this period, net
           loans increased by $10,991,000 to $241,991,000.

          The decrease in investment securities is primarily due to the change in the net unrealized loss from $4,435,000 at December 31, 1999 to $3,977,000 at
           September 30, 2000. Also contributing to the decrease were sales of available for sale U.S. Government agencies and maturities of U.S. Treasury securities.

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

           The allowance for loan losses totaled
           $2,881,000 at September 30, 2000, an increase of $58,000 over the balance at December 31, 1999. For the nine months ended
            September 30, 2000, the provision for loan losses totaled $208,000. As a percent of loans, the allowance for loan losses totaled 1.18% at September 30, 2000 and 1.21% at December 31, 1999.

           Loans accounted for on a non-accrual basis totaled $858,000 and $284,000 at September 30, 2000 and December 31, 1999 respectively.

           Accruing loans, contractually delinquent 90
           days or more were $83,000 at September 30, 2000 and $241,000 at December 31, 1999.
           These loans are predominately secured by first lien mortgages on residential real estate where appraisal values mitigate any potential loss of interest and principal.
           The ratio of non-accruing loans and those accruing but delinquent more than 90 days to the allowance for loan losses stood at .33 times at September 30, 2000 and .19 times at December 31, 1999. Presently the portfolio has no loans that meet the definition of "trouble debt restructurings" under FAS 15.

           A watch list of potential problem loans is maintained and updated quarterly by an internal credit review committee. At this time there are no credits of substance that have the potential to become more than 90 days delinquent.

           The Bank has not had nor presently has any foreign outstandings. In addition, no known concentrations of credit presently exist.

           At September 30, 2000 the balance of other real estate was $138,000 compared to $67,000 at December 31, 1999. The two properties totaling
           $67,000 that were held in other real estate at December 31, 1999 were sold, five properties totaling
           $193,000 were placed into other real estate, two of which were subsequently sold during this nine month period.

           On October 2, 2000 Jersey Shore State Bank , a wholly-owned subsidiary of Penns Woods Bancorp, Inc.
           completed the acquisition of a securities brokerage and insurance business, CLU and The M Group, Inc. This acquisition was effective October 1, 2000 and will be operated as a wholly-owned bank subsidiary, The M
           Group, Inc. D/B/A The Comprehensive Financial Group.
           The acquisition has been accounted for under the purchase method of accounting.

         Deposits

           At September 30, 2000 total deposits amounted to $270,336,000 representing an increase of
           $14,763,000, or 5.78%, from total deposits at December 31, 1999. Non-interest and interest-bearing demand deposits grew $1,701,000 and $678,000, respectively. Savings deposits changed slightly, decreasing $2,457,000. Time deposits increased $16,197,000 due to successful marketing strategies as well as efforts to strategically manage the Bank's asset and liability position during the rising interest rate environment.

         Other Liabilities

           At September 30, 2000, other liabilities totaled $3,164,000 or a $1,122,000 increase over the balance at December 31, 1999. This increase is primarily due to an increase in accrued taxes and accrued expenses.


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

           Regulatory capital to total assets was 12.67% for September 30, 2000 and 12.33% for December 31, 1999.
           Primary capital to total assets at September 30, 2000 was 13.42% compared to 13.09% at December 31, 1999.

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

           Capital is being maintained in compliance with risk-based capital guidelines.
           The Company's Tier 1 Capital to total risk weighted assets ratio is 20.33% and the total capital ratio to total risk weighted assets ratio is 21.48%.

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

            4.  Investments to Total Assets, 40% maximum

            5.  Investments to Total Deposits, 50% maximum

            6.  Total Liquid Assets to Total Assets, 25% minimum

            7.  Total Liquid Assets to Total Liabilities, 25% minimum

            8.  Net Core Funding Dependence, 35% maximum


        The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totalling $8,000,000 from correspondent banks. In addition, the Bank has an agreement with the Federal
        Home Loan Bank of Pittsburgh that enables the Bank to receive advances up to $89,183,000 through the Federal Home Loan Bank's "Open Repo Plus", revolving line of credit program, with commitment up to one year.

         All of the funding mentioned is available to the Bank, should the need for short-term funds arise.

        The following table sets forth the Bank's interest rate sensitivity as of September 30, 2000:

                                                  AFTER ONE       AFTER TWO          AFTER
                                   WITHIN         BUT WITHIN      BUT WITHIN         FIVE
                                  ONE YEAR        TWO  YEARS      FIVE YEARS         YEARS

Earning assets: (1) (2)
   Investment securities (1)            $8,006          $6,574         $13,611          $93,557

   Loans (2)                            83,168          33,828         102,097           25,778
                              ------------------------------------------------------------------
Total earning assets                    91,174          40,402         115,708          119,335


   Deposits (3)                        113,629          51,266          55,852           49,478
   Borrowings                           25,063               0          27,278            8,245
                              ------------------------------------------------------------------
Total interest bearing liabili         138,692          51,266          83,130           57,723

Net non-interest bearing
   funding (4)                           3,580           3,581          10,742           17,905
                              ------------------------------------------------------------------
Total net funding sources              142,272          54,847          93,872           75,628

Excess assets (liabilities)            (51,098)        (14,445)         21,836           43,707
Cumulative excess
   assets (liabilities)                (51,098)        (65,543)        (43,707)        -

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

          In this analysis the company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOW's, savings accounts, and the MMDA accounts will be adjusted by 25% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in its balance sheet. Below are the results of this rate shock analysis as of September 30, 2000:

                                               Net Interest Income
              Change in Rates                  Change (After tax)
                   -200                              228
                   -100                              192
                   +100                              -23
                   +200                              -117

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
      None

Item 2.  Changes in Securities and Use of Proceeds.
     None

Item 3.  Defaults Upon Senior Securities.
     None

Item 4.  Submission of Matters to a Vote of Security Holders.
     None

Item 5.  Other Information
     None

Item 6.  Exhibits and reports on Form 8-K.
        (a) Exhibits required by Item 601 of Regulation S-K:

Number       Description
------------------------------

(99)         Independent Accountants' Report

        (b) Reports on Form 8-K
              On August 10, 2000 Penns Woods Bancorp, Inc. filed on Form 8-K report under Item 5. of Form 8-K reporting a Stock Repurchase Program.



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PENNS WOODS BANCORP, INC.
                                               (Registrant)


Date:        November 13, 2000                 /s/ Ronald A. Walko
                                               ----------------
                                               Ronald A. Walko, President and Chief
                                               Executive Officer

Date:        November 13, 2000                 /s/ Sonya E. Scott
                                               ----------------
                                               Sonya E. Scott, Secretary



