Form 10-K
period 2000-12-31
PENNS WOODS BANCORP INC
filed 2001-03-29
CIK 716605

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC. 20549

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2000

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

                          (570) 322-1111
       Registrant's telephone number, including area code

   Securities registered pursuant to Section 12(b) of the Act:

                              None
                       Title of each class

                              None
              Name of each exchange which registered

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $79,138,034 at March 6, 2001.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                    Outstanding at March 6, 2001
Common Stock, $10 Par Value               3,083,257 Shares



               DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 25, 2001 are incorporated by reference in
Part III hereof.

                              INDEX

                             PART I

ITEM                                                        PAGE
Item 1.   Business.......................................     4
Item 2.   Properties.....................................    15
Item 3.   Legal Proceedings..............................    16
Item 4.   Submission of Matters to a Vote of Security
          Holders........................................    16

                             PART II

Item 5.   Market for the Registrant's Common Stock and
          Related Stockholder Matters....................    17
Item 6.   Selected Financial Data........................    18
Item 7.   Management's Discussion and Analysis of
          Consolidated Financial Condition and Results
          of Operations..................................    19
Item 8.   Financial Statements and Supplementary Data....    41
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.........    79

                             PART III

Item 10.  Directors and Executive Officers of the
          Registrant.....................................    79
Item 11.  Executive Compensation.........................    80
Item 12.  Security Ownership and Certain Beneficial
          Owners and Management..........................    80
Item 13.  Certain Relationships and Related
          Transactions...................................    80

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K............................    81

Signatures...............................................    84



                              PART I

ITEM 1  BUSINESS

A.  General Development of Business and History

     On January 7, 1983, Penns Woods Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania as a bank holding company. The Jersey Shore State Bank (the "Bank") became a wholly-owned subsidiary of the Company, and each outstanding share of Bank common stock was converted into one share of Company common stock. This transaction was approved by the shareholders of the Bank on April 11, 1983 and was officially effective on July 12, 1983. The Company's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. The Company's two other wholly-owned subsidiaries are Woods Real Estate Development Co., Inc. and Woods Investment Co., Inc.

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

     In October 2000, the Bank acquired The M Group, Inc. D/B/A The Comprehensive Financial Group("The M Group"). The M Group, which operates as a subsidiary of the Bank, offers insurance and securities brokerage services. Securities are offered by The M Group through Locust Street Securities, Inc., a registered broker-dealer.

     Neither the Company nor the Bank anticipates that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on its competitive position. The Bank is not dependent on a single customer or a few customers, the loss of whom would have a material effect on the business of the Bank.

     The Bank employed approximately 154 persons as of December 31, 2000. The Company does not have any employees.
The principal officers of the Bank also serve as officers of the Company.

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

     The insurance activities of The M Group are subject to regulation by the insurance departments of the various states in which The M Group conducts business including principally the Pennsylvania Department of Insurance. The securities brokerage activities of The M Group are subject to regulation by federal and state securities commissions.

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

     A bank holding company is prohibited under the BHCA from engaging in, or acquiring direct or indirect control of, more than 5% of the voting shares of any company engaged in nonbanking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

     Deposit Insurance - There are two deposit insurance funds administered by the FDIC - the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"). The Bank's deposits are insured under the BIF; however, the deposits assumed by the Bank in connection with the merger of Lock Haven Savings Bank are treated and assessed as SAIF-insured deposits. The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measure. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.0% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are
assigned to the well-capitalized group.   As of December 31,
2000, the Bank's ratios were well above required minimum ratios.

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

     While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation ("FICO") bonds. FICO was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The annual FICO assessment for the Bank (and all banks) is $.0196 for each $100 of BIF deposits.

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

     The new legislation creates a new category of bank holding company called a "financial holding company". In order to avail itself of the expanded financial activities permitted under the new law, a bank holding company must notify the Federal Reserve that it elects to be a financial holding company. A bank holding company can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election by such bank holding company, the financial holding company may engage in financial activities (i.e. securities underwriting, insurance underwriting, and certain other activities that are financial in nature as to be determined by the Federal Reserve) by simply giving a notice to the Federal Reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law.

     The Company believes it qualifies to become a financial holding company, but has not yet determined whether or not it will file to become treated as one.

     It is too early to tell what effect the Gramm-Leach-Bliley Act may have on the Company and the Bank. The intent and scope of the act is positive for the financial industry, and is an attempt to modernize federal banking laws and make U.S. institutions competitive with those from other countries. While the legislation makes significant changes in U.S. banking law, such changes may not directly affect the Company's business unless it decides to avail itself of new opportunities available under the new law. The Company does not expect any of the provisions of the Act to have a material adverse effect on our existing operations, or to significantly increase its costs.

     Separately from the Gramm-Leach-Bliley Act, Congress is often considering some financial industry legislation. The Company cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

     In addition to federal banking law, the Bank is subject to the Pennsylvania Banking Code. The Banking Code was amended in late 2000 to provide more complete "parity" in the powers of state-chartered institutions compared to national banks and federal savings banks doing business in Pennsylvania. Pennsylvania banks have all the same ability to form financial subsidiaries authorized by the Gramm-Leach-Bliley Act as do national banks.

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

     As of December 31, 2000, the Bank had total assets of $385,592,000; total shareholders' equity of $39,566,000 and total deposits of $278,304,000. The Bank's deposits are insured by the Federal Deposit Insurance Corporation for the maximum amount provided under current law.

     Jersey Shore State Bank engages in business as a commercial bank, doing business at several locations in Lycoming, Clinton and Centre Counties, Pennsylvania. The Bank offers insurance and securities brokerage services through its wholly owned subsidiary, The M Group, Inc. D/B/A The Comprehensive Financial Group.

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

     The Bank has experienced deposit growth in the range of .96% to 8.83% over the last five years. This growth has primarily come in the form of core deposits. Although the Bank has regular opportunities to bid on pools of funds of $100,000 or more in the hands of municipalities, hospitals and others, it does not rely on these monies to fund loans on intermediate or longer term investments. Minor seasonal growth in deposits is experienced at or near the year end.

     It is the policy of Jersey Shore State Bank to generally maintain a rate sensitive asset (RSA) to rate sensitive liability (RSL) ratio of 200% of equity for a 6-month time horizon, 175% of equity for a 2-year time horizon and 150% of equity for a 5-year time horizon.

     The Bank operates 10 full service offices in Lycoming, Clinton, and Centre Counties, Pennsylvania, and a Mortgage/Loan Center in Centre County, Pennsylvania. The economic base of the region is developed around service, light manufacturing industries and agriculture. The banking environment in Lycoming, Clinton and Centre Counties, Pennsylvania is highly competitive. The Bank competes for loans and deposits with commercial banks, savings and loan associations and other financial institutions.

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

EXECUTIVE OFFICERS OF THE REGISTRANT:

NAME                AGE   FIVE-YEAR ANALYSIS OF DUTIES
Theodore H. Reich    62   Chairman of the Company; the Bank;
                          Woods Real Estate Development Co., Inc
                          Inc.; Woods Investment Company, Inc.;
                          and The M Group, Inc. D/B/A The
                          Comprehensive Financial Group.

Ronald A. Walko      54   President and Chief Executive Officer
                          of the Company; the Bank; The M Group,
                          Inc. D/B/A The Comprehensive Financial
                          Group; and Woods Investment Company,
                          Inc.; Vice President of Woods Real
                          Estate Development Co., Inc.; and
                          Federal Bank examiner prior to 1986
                          for an eighteen-year period.

Hubert A. Valencik   59   Senior Vice President of the Company;
                          Senior Vice President and Operations
                          Officer of the Bank; Vice President of
                          Woods Real Estate Development Co.
                          Inc.; Vice President - Operations of
                          the M Group Inc., D/B/A The
                          Comprehensive Financial Group; and
                          Vice President with another bank prior
                          to 1985 for a fourteen-year period.

Sonya E. Scott       41   Secretary of the Company; Vice
                          President and Controller of the Bank;
                          Secretary and Treasurer of Woods Real
                          Estate Development Co., Inc; Woods
                          Investment Co., Inc; and The M Group
                          Inc., D/B/A The Comprehensive
                          Financial Group.

ITEM 2  PROPERTIES

     The Company owns and leases its properties.

     Listed herewith are the locations of properties owned or leased, in which the banking offices and Mortgage/Loan Center are located; all properties are in good condition and adequate for the Bank's purposes:

Office                    Address
Main                      115 South Main Street                            Owned
                          P.O. Box 5098
                          Jersey Shore, Pennsylvania  17740

Bridge Street             112 Bridge Street                                Owned
                          Jersey Shore, Pennsylvania  17740

DuBoistown                2675 Euclid Avenue                               Under Lease
                          DuBoistown, Pennsylvania  17702

Williamsport              300 Market Street                                Owned
                          P.O. Box 967
                          Williamsport, Pennsylvania  17703-0967

Montgomery                RR 1, Box 493                                    Under Lease
                          Montgomery, Pennsylvania  17752

Lock Haven                4 West Main Street                               Owned
                          Lock Haven, Pennsylvania 17745

Mill Hall                 (Inside Wal-Mart),                               Under Lease
                          167 Hogan Boulevard
                          Mill Hall, Pennsylvania  17751

Spring Mills              Ross Hill Road, P.O. Box 66                      Owned
                          Spring Mills, Pennsylvania  16875

Centre Hall               RR 2, Route 45 West                              Land Under Lease
                          Centre Hall, Pennsylvania  16828

Zion                      100 Cobblestone Road                             Under Lease
                          Bellefonte, Pennsylvania  16823

Mortgage/Loan Center                                                       Under Lease
State College             300 Allen Street
                          State College, Pennsylvania  16801

The M Group, Inc.                                                          Under Lease
D/B/A The Comprehensive   705 Washington Boulevard
  Financial Group         Williamsport, Pennsylvania 17701
Financial Group

ITEM 3   LEGAL PROCEEDINGS

     In the normal course of business, various lawsuits and claims arise against the Company and its subsidiary. There are no such legal proceedings or claims currently pending or threatened.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                             PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The Registrant's Common Stock is traded locally. The following table sets forth (1) the quarterly high and low prices for a share of the Registrant's Common Stock during the periods indicated as reported by the management of the Registrant, and
(2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 1998. The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission. They may not necessarily represent actual transactions.

                                                       Dividends
                                       HIGH      LOW   Declared
1998:
  First quarter                       $43.64   $29.44     $0.15
  Second quarter                      $48.18   $42.73     $0.15
  Third quarter                       $50.45   $49.09     $0.17
  Fourth quarter                      $51.82   $48.64     $0.41

1999:
  First quarter                       $56.36   $51.82     $0.18
  Second quarter                      $54.32   $48.00     $0.20
  Third quarter                       $50.75   $44.75     $0.20
  Fourth quarter                      $47.50   $40.00     $0.43

2000:
  First quarter                       $41.00   $29.00     $0.23
  Second quarter                      $31.00   $26.00     $0.23
  Third quarter                       $32.00   $26.00     $0.23
  Fourth quarter                      $33.50   $28.00     $0.41

     The stock prices and the dividends have been adjusted to reflect the issuance of a stock split effected in the form of a 100% stock dividend issued on January 15, 1998, and a 10% stock dividend on June 8, 1999. The stock prices and dividends have also been adjusted for the acquisition of the First National Bank of Spring Mills.

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

     As of March 6, 2000, the Registrant had approximately 1,215 shareholders of record.

ITEM 6    SELECTED FINANCIAL DATA

     The following table sets forth certain financial data as of and for each of the years in the five-year period ended
December 31, 2000.

                                                           As of and for the Years Ended December 31,
                                                    2000         1999         1998         1997         1996
                                                        (Dollars in thousands, except per share amounts)
Consolidated Statement of
  Income Data:
Interest income                                   $ 28,454     $ 26,030     $ 25,096     $ 23,146     $ 22,074
Interest expense                                    12,778       10,518       10,529        9,324        8,985
                                                  --------     --------     --------     --------     --------
Net interest income                                 15,676       15,512       14,567       13,822       13,089
Provision for loan losses                              286          286          305          274          137
                                                  --------     --------     --------     --------     --------
Net interest income after provision
  for loan losses                                   15,390       15,226       14,262       13,548       12,952
                                                  --------     --------     --------     --------     --------
Other income                                         2,358        3,527        3,435        5,921        2,611
Other expense                                        9,563        9,339        9,065        8,219        7,726
                                                  --------     --------     --------     --------     --------
Income before income taxes                           8,185        9,414        8,632       11,250        7,837
Applicable income taxes                              1,619        2,224        2,164        3,113        2,082
                                                  --------     --------     --------     --------     --------
Net Income                                        $  6,566     $  7,190     $  6,468     $  8,137     $  5,755
                                                  ========     ========     ========     ========     ========

Consolidated Balance Sheet at
  End of Period:
Total assets                                      $394,913     $373,742     $341,601     $314,562     $287,787
Loans                                              246,486      233,823      216,566      204,756      177,910
Allowance for loan losses                           (2,879)      (2,823)      (2,681)      (2,579)      (2,553)
Deposits                                           278,134      255,573      253,134      242,806      224,356
Long-term debt -- other                             31,778       27,278       22,778        3,500        2,260
Stockholders' equity                                50,514       46,085       49,896       47,392       27,734

Per Share Data:
Net income
Earnings per share - basic                        $   2.10      $  2.30     $   2.08     $   2.62     $   1.86
Earnings per share - diluted                          2.10         2.30         2.07         2.61         1.86
Cash dividends declared                               1.10         1.01         0.88         0.75         0.54
Book value                                           16.31        14.75        15.97        13.94        11.14
Number of shares outstanding, at
  end of period                                  3,097,293    3,123,372    2,837,167    1,545,250    1,539,769
Average number of shares outstanding             3,119,540    3,121,413    3,114,376    3,101,203    3,087,735
Selected financial ratios:
Return on average stockholders' equity               13.77%       14.96%       13.06%       18.94%       16.37%
Return on average total assets                        1.74%        1.99%        1.94%        2.73%        2.06%
Net interest income to average interest
  earning assets                                      4.35%        4.63%        4.77%        5.20%        5.05%
Dividend payout ratio                                52.18%       44.20%       42.59%       28.72%       29.11%
Average stockholders' equity to average
  total assets                                       12.62%       13.81%       15.04%       14.51%       12.61%
Loans to deposits, at end of period                  88.62%       90.39%       84.49%       83.27%       78.16%

     Per share data and number of shares outstanding have been adjusted in each reporting period to give retroactive effect to a stock split effected in the form of a 100% stock dividend issued January 15, 1998, and a 10% stock dividend issued June 8, 1999. In addition, all financial data has been adjusted for the acquisition of the First National Bank of Spring Mills in 1999.

ITEM 7

             Management's Discussion and Analysis of
               Consolidated Financial Condition and
                      Results of Operations

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income is determined by calculating the difference between the yields earned on interest earning assets and the rates paid on interest bearing liabilities.

2000 vs 1999

     Fully taxable equivalent net interest income increased
$556,000 (3.4%) to $16,952,000 for the year ended December 31,
2000. Income related to volume increased $872,000 while income related to rates decreased $316,000.

     Total interest-earning average assets increased $25,281,000 from the year ended December 31, 1999 to the year ended
December 31, 2000. The volume increases in total interest-earning average assets is comprised of a 7.4% or $16,629,000 increase in total average loans and a 7.8% or $8,652,000 increase in total average securities.

     The volume increases in interest-earning average assets accounts for $2,280,000 of the $2,816,000 increase in total interest income on earning assets. An increase of $536,000 was due to rate changes. Loans contributed $1,692,000 to the total income, $1,503,000 attributable to volume and $189,000 due to rate changes. Tax-exempt investment securities added $1,224,000 to interest income while net taxable investment securities reduced income $100,000.

     Total interest-bearing liabilities increased $22,010,000 or 8.4% during the year ended December 31, 2000. The expense related to the volume increases contributed $1,408,000 to the net interest expense increase of $2,260,000. The increase of $852,000 was due to rate increases. The volume increases of other time deposits, short-term borrowings and other borrowings explain $1,523,000 of the expense related to volume. A decline in the average balance of savings deposits reduced the expense by $115,000 due to volume. The $852,000 increase in expense related to rate changes is comprised of a $541,000 increase due to deposits and a $311,000 increase in borrowings.

     The effective interest differential fell 19 basis points to 4.71% in 2000. Amid inflation fears, the Federal Reserve increased the federal funds target rate in 2000. The rate increases have positively effected loan rates and interest income on earning assets by 22 basis points. Due to competitive deposit pricing, interest expense on interest-bearing deposits also increased 41 basis points.

1999 vs 1998

     Taxable equivalent net interest income increased 5.2% or $804,000, to $16,396,000 from year end 1998 to year end 1999.
The increase is mostly attributable to an increase in tax exempt investment securities volume of $1,618,000 and a $167,000 decline in the rate creating a net increase of $1,451,000. A net decrease in taxable investment securities of $511,000 and a $147,000 decrease in loans, moderates the increase of total interest-earning assets to $793,000.

     Total average interest-earning assets increased to $334,680,000 in 1999. The $29,488,000 increase over the previous year consisted of an $18,713,000 increase in total average securities and an increase of $10,775,000 in total average loans.

     Total average interest-bearing liabilities increased
$23,577,000 during 1999. The increase was primarily due to an increase in other borrowings of $9,878,000. Other contributors include an increase in short-term borrowings of $8,442,000 and a $5,257,000 increase to total deposits.

     The effective interest differential declined 21 basis points during 1999. The decrease was due to the net effect of an interest rate decrease in total average earning assets and a rate increase in total average interest bearing liabilities. Competitive pressures and target interest rate increases by the Federal Reserve have resulted in upward interest rate pressure.



               AVERAGE BALANCES AND INTEREST RATES
      (INCOME AND RATES ON A FULLY TAXABLE EQUIVALENT BASIS)
                          (IN THOUSANDS)

                                                  2000                          1999                         1998
                                       AVERAGE             AVERAGE   AVERAGE            AVERATE   AVERAGE            AVERAGE
                                       BALANCE  INTEREST    RATE     BALANCE  INTEREST    RATE    BALANCE  INTEREST    RATE
ASSETS:
  Interest-earning assets:
    Securities:
      U.S. Treasury and federal
        agency.....................   $ 33,760   $ 2,361    6.99%   $ 39,906   $ 2,513    6.30%  $ 48,970   $ 3,186    6.51%
      State and political
        subdivisions..............      59,085     4,577    7.75%     43,291     3,353    7.75%    22,134     1,902    8.59%
      Other.......................      27,147     1,082    3.99%     28,143     1,030    3.66%    21,523       868    4.03%
        Total securities..........     119,992     8,020    6.68%    111,340     6,896    6.19%    92,627     5,956    6.43%
LOANS:
  Tax-exempt loans................       5,164       412    7.98%      6,157       487    7.91%     6,742       520    7.71%
  All other loans, net of
   discount where applicable......     234,805    21,298    9.07%    217,183    19,531    8.99%   205,823    19,645    9.54%
        Total loans...............     239,969    21,710    9.05%    223,340    20,018    8.96%   212,565    20,165    9.49%
        Total interest-earning
          assets..................     359,961   $29,730    8.26%    334,680   $26,914    8.04%   305,192   $26,121    8.56%
  Other assets....................      18,027                        21,096                       25,308
          TOTAL ASSETS............    $377,988                      $355,776                     $330,500

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits:
      Savings.....................    $ 91,288   $ 1,907    2.09%   $ 94,200   $ 1,965    2.09%  $ 89,438   $ 2,475   2.77%
      Other time..................     131,427     7,258    5.52%    118,461     5,933    5.01%   117,966     6,390   5.42%
        Total deposits............     222,715     9,165    4.12%    212,661     7,898    3.71%   207,404     8,865   4.27%
  Short-term borrowings...........      31,813     1,866    5.87%     23,524     1,197    5.09%    15,082       771   5.11%
  Other borrowings................      29,159     1,747    5.99%     25,492     1,423    5.58%    15,614       893   5.72%
        Total interest-bearing
          liabilities.............     283,687   $12,778    4.50%    261,677   $10,518    4.02%   238,100   $10,529   4.42%
  Demand deposits.................      42,765                        41,071                       36,592
  Other liabilities...............       3,837                         3,912                        6,097
  Shareholders' equity............      47,699                        49,116                       49,711
          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY..    $377,988                      $355,776                     $330,500
    Interest income/earning
      assets......................    $359,961   $29,730   8.26%    $334,680   $26,914    8.04%  $305,192   $26,121    8.56%
    Interest expense/earning
      assets......................    $359,961    12,778   3.55%    $334,680    10,518    3.14%  $305,192    10,529    3.45%
    Effective interest
      differential................               $16,952   4.71%               $16,396    4.90%             $15,592    5.11%

1.  Fees on loans are included with interest on loans.

2. Information on this table has been calculated using average daily balance sheets to obtain average balances.

3. Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

4. Loan fees are included in interest income as follows: 2000, $411,000, 1999, $601,000, 1998, $623,000.

5. Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate (derived by dividing tax-exempt interest by .66).

     SUMMARY OF CHANGES IN INTEREST EARNED AND INTEREST PAID
                          (IN THOUSANDS)

Rate/Volume Analysis

     The table below sets forth certain information regarding changes in our interest income and interest expense for the periods indicated. For interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume). Increases and decreases due to both rate and volume, which cannot be separated, have been allocated proportionally to the change due to volume and the change due to rate.

                                                   Year Ended December 31,
                                         2000 vs 1999                 1999 vs 1998
                                      Increase (Decrease)          Increase (Decrease)
                                            Due to                       Due to
                                  Volume     Rate      Net     Volume      Rate       Net
Interest income:
Taxable investment securities     $ (446)   $ 346    $ (100)   $ (342)   $  (169)   $ (511)
Tax-exempt investment securities   1,223        1     1,224     1,618       (167)    1,451
Loans                              1,503      189     1,692     1,651     (1,798)     (147)
  Total interest-earning
    assets                        $2,280    $ 536    $2,816    $2,927    $(2,134)   $  793

Interest expenses:
Savings deposits                  $ (115)   $  57    $  (58)   $  142    $  (652)   $ (510)
Other time deposits                  841      484     1,325        17       (474)     (457)
Short-term borrowings                467      202       669       430         (4)      426
Other borrowings                     215      109       324       551        (21)      530
  Total interest-bearing
    liabilities                   $1,408    $ 852    $2,260    $1,140    $(1,151)   $  (11)

Change in net interest
  income                          $  872    $(316)   $  556    $1,787    $  (983)   $  804

PROVISION FOR LOAN LOSSES

2000 vs 1999

     The allowance for loan losses increased 2.0% or $56,000 from fiscal 1999 after net charge-offs of $230,000 contributing to a year end allowance for loan losses of $2,879,000. This allotment recognized the prior year end allowance for loan losses balance, overall loan performance and anticipated recoveries. Each quarter management conducts comprehensive, detailed credit reviews of the loan portfolio to determine the adequacy of the provision. Supplementing the internal review is an external review. In so doing, management remains committed to an aggressive program of problem loan identification and resolution.

1999 vs 1998

     The allowance for loan losses increased 5.3% or $142,000 from fiscal 1998 after net charge-offs of $144,000 contributing to a year end allowance for loan losses of $2,823,000.

                                                           Year Ended December 31,
                                                               (In Thousands)
                                                 2000     1999     1998     1997     1996
Balance at beginning of period...............   $2,823   $2,681   $2,579   $2,553   $2,473
  Charge-offs:
    Domestic:
      Real estate............................      165       50        -        -        4
      Commercial and industrial..............       38       28       91      183      100
      Installment loans to individuals.......       66       98      180      176      152
        Total charge-offs....................      269      176      271      359      256
  Recoveries:
      Real estate............................        8        4        -        2        -
      Commercial and industrial..............       20       11       29       68      175
      Installment loans to individuals.......       11       17       39       41       24
        Total recoveries.....................       39       32       68      111      199
  Net charge-offs............................      230      144      203      248       57
  Additions charged to operations............      286      286      305      274      137
  Balance at end of period...................   $2,879   $2,823   $2,681   $2,579   $2,553
  Ratio of net charge-offs during the
    period to average loans
    outstanding during the period............     0.10%    0.06%    0.09%    0.14%    0.03%

OTHER INCOME

2000 vs 1999

     Total other income for the year ended December 31, 2000 decreased 33.1% or $1,169,000 from 1999. Most of the decrease resulted from securities gains taken during 2000 versus 1999. Securities gains realized during 2000 were $269,000 versus $1,946,000 realized in 1999. Market conditions in 1999 provided more opportunity for the Company to take security gains than in 2000. The Company also realized losses on debt securities in efforts to prudently position its assets and liabilities.
Income on service charges increased $207,000 or 15.2% from 1999. The growth is mainly due to an increase in the fees collected on deposit accounts. Other operating income increased $301,000 to $524,000 in 2000. The substantial increase over 1999's other operating income of $223,000 was mostly due to commission income recognized from the sale of various financial products, sold by the Bank's newly acquired subsidiary, The M Group.

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

OTHER EXPENSES

2000 vs 1999

     Other expenses at December 31, 2000 increased $224,000 or 2.4% from year end 1999. Expenses relating to salaries and employee benefits increased $144,000 or 3.0% from 1999 due to normal wage increases and the addition of the Bank's subsidiary, The M Group. Occupancy expense during 2000 increased $68,000 over 1999 expenses. The majority of this expense was due to the first full year's operation of the Zion branch and painting expense in the Williamsport branch. Furniture and equipment expense increased 10.0% in 2000 to $756,000. The $69,000 increase from 1999 year end amount of $687,000 resulted mostly from costs associated with the acquisition of additional computer equipment to accommodate the implementation of internet and telephone banking. Other operating expenses decreased $57,000 to $3,062,000 during 2000. Expenses relating to directors insurances represent the majority of the decrease.

1999 vs 1998

     When comparing the year ended December 31, 1999 with the year ended December 31, 1998, there was a $274,000 or 3.0% increase in other expenses.

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

     Other operating expenses, the final component of total other expenses increased by $213,000. The most significant increases occurred in bookkeeping and data processing, check imprinting, stationery and supplies and ATM expenses. Those increases were mainly due to the merger of the First National Bank of Spring Mills and the opening of the Zion branch.

INCOME TAXES

2000 vs 1999

     The provision for income taxes for the year ended
December 31, 2000 resulted in an effective income tax rate of 19.8% compared to 23.6% for 1999. The 3.8% decline is attributable to the increase in tax-exempt interest earned when comparing 2000 to 1999.

1999 vs 1998

     Income tax expense recognized in 1999 was $2,224,000 compared to $2,164,000 in 1998, resulting in an effective income tax rate of 23.6% and 25.1% for 1999 and 1998, respectively.
The increase in tax-exempt income from 1998 to 1999 caused a 1.5% decline in the effective tax rate.

                        FINANCIAL CONDITION

INVESTMENTS

2000

     The investment portfolio increased $2,831,000 or 2.4% in 2000. The increase is mostly attributable to an increase of $19,167,000 in the state and political subdivisions category and a decrease in the U.S. Government agencies category of $11,363,000 and corporate stock of $4,449,000. U.S. Treasury securities and other bonds, notes and debentures also decreased $524,000. The total investment portfolio at year end 2000 comprised of 22.7% U.S. Government agency and treasury securities, 57.5% state and political subdivisions, 18.6% equity securities and 1.2% other bonds, notes and debentures. Held to Maturity securities had a carrying value of $3,228,000. Available for sale securities occupied 97.3% of the total portfolio and had an amortized cost of $117,149,000 with an estimated market value of $115,922,000. The unrealized loss of $1,227,000 effected shareholders' equity by $(810,000), net of deferred taxes.

1999

     The investment portfolio increased in 1999 by $10,918,000 due to net increases in U.S. Government agencies and state and political subdivisions of $19,135,000 and a decrease in U.S. Treasury securities, other bonds, notes and debentures and corporate stock of $8,217,000. The total investment portfolio at year end 1999 was comprised of 33.4% U.S. Government agency and treasury securities, 42.4% state and political subdivisions, 22.9% equity securities and 1.3% other bonds, notes and debentures. Held to maturity securities had a carrying value of $3,014,000. The largest portion of the portfolio is classified as available for sale and had an amortized cost of $117,740,000 with an estimated market value of $113,305,000. Due to the unrealized loss on available for sale securities of $4,435,000, shareholders' equity was effected by $(2,927,000), net of deferred taxes. Management has significantly increased holdings in tax free municipals which has served to increase its after-tax yield. The decrease in corporate stock is due to the net effect of purchases and sales in addition to the change in the net unrealized gain from year end 1998.

     The carrying amounts of investment securities at the dates indicated are summarized as follows ( in thousands):

                                          DECEMBER 31,
                                   2000       1999       1998
U.S. Treasury securities:
  Held to maturity               $      -   $      -   $      -
  Available for sale                3,046      3,504     10,866
U.S.  Government agencies:
  Held to maturity                    206        259        339
  Available for sale               23,820     35,130     35,112
State and political
  subdivisions:
  Held to maturity                  2,712      2,465      2,464
  Available for sale               65,749     46,829     27,633
Other bonds, notes and
  debentures:
  Held to maturity                    310        290        275
  Available for sale                1,127      1,213        701
    Total bonds, notes and
      debentures                   96,970     89,690     77,390
Corporate stock -Available
  for sale                         22,180     26,629     28,011
      Total                      $119,150   $116,319   $105,401

     The following table shows the maturities and repricing of investment securities at December 31, 2000 and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of such securities (in thousands):

                    WITHIN    AFTER ONE   AFTER FIVE     AFTER
                      ONE    BUT WITHIN   BUT WITHIN      TEN
                     YEAR    FIVE YEARS    TEN YEARS     YEARS
U.S. Treasury
  securities:
  HTM Amount        $   -      $    -       $    -     $      -
  Yield                 -           -            -            -
  AFS Amount            -       2,989            -            -
  Yield                 -        6.34%           -            -
U.S. Government
  agencies:
  HTM Amount            -           -            -          206
  Yield                 -           -            -         8.83%
  AFS Amount            -           -        2,000       21,655
  Yield                 -           -         8.10%        7.50%
State and political
  subdivisions:
  HTM Amount          890         250          532        1,040
  Yield              6.68%       6.90%        7.84%        7.98%
  AFS Amount            -         320            -       66,245
  Yield                 -        9.63%           -         5.85%
Other bonds, notes
  and debentures:
  HTM Amount           25         185          100            -
  Yield              8.50%       7.56%        6.71%           -
  AFS Amount            -           -            -        1,139
  Yield                 -           -            -         7.30%
  Total Amount      $ 915      $3,744       $2,632      $90,285
    Total Yield      6.73%       6.72%        8.00%        6.30%

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

LOAN PORTFOLIO

2000

     At December 31, 2000, gross loans totaled $246,486,000, an increase of $12,663,000 or 5.4% over year end 1999. While commercial, agricultural and installment loans to individuals decreased from 1999, loans secured by real estate mortgages grew by $19,889,000 or 11.1%. Residential real estate mortgages increased $9,696,000 (7.9%). Commercial real estate mortgages grew by 17.8% or $9,177,000. Construction real estate mortgages increased $1,016,000 (27.2%). Commercial and agricultural loans decreased $5,264,000 (16.6%) and installment loans to individuals declined $1,962,000 or 8.3%.

1999

     Gross loans totaled $233,823,000 at year end, an increase of $17,257,000 or 8.0% over fiscal 1998. Our commercial and agricultural loan portfolio declined $1,185,000 (3.6%) and installment loans to individuals declined $986,000 (4.0%). These reductions were offset by a $19,428,000 (12.2%) increase in our real estate secured portfolio. Contributing to this volume are increases of $11,687,000 (10.5%) in residential mortgages, $7,883,000 (18.1%) in commercial mortgages and a $142,000 (3.7%) decline in construction loans. A viable local economy and marketable lending practices are responsible for this overall increase.

     The amount of loans outstanding at the indicated dates are shown in the following table according to type of loan (in thousands):

                                                    December 31,
                                  2000       1999       1998       1997       1996
Domestic:
  Commercial and agricultural   $ 26,471   $ 31,735   $ 32,920   $ 38,631   $ 38,999
  Real estate mortgage:
    Residential                  133,088    123,392    111,705    109,767     98,069
    Commercial                    60,622     51,445     43,562     32,670     21,600
    Construction                   4,748      3,732      3,874      3,011      1,512
  Installment loans to
    individuals                   21,557     23,519     24,505     23,508     20,452
  Gross loans                   $246,486   $233,823   $216,566   $207,587   $180,632

     The amounts of domestic loans at December 31, 2000 are presented below by category and maturity (in thousands):

                                          COMMERCIAL   INSTALLMENT
                                              AND        LOANS TO
                            REAL ESTATE      OTHER     INDIVIDUALS     TOTAL
                                                                     c>
Loans with floating
  interest rates:
1 year or less                $  7,844      $ 7,067      $ 1,573     $ 16,484
1 through 5 years                2,305          683           10        2,998
5 through 10 years               6,949        1,160          182        8,291
After 10 years                  22,297          220          114       22,631
  Sub Total                     39,395        9,130        1,879       50,404
Loans with predetermined
  interest rates:
1 year or less                   3,849        1,308        2,062        7,219
1 through 5 years               16,599        8,692       14,442       39,733
5 through 10 years              35,722        4,218        1,686       41,626
After 10 years                 102,893        3,123        1,488      107,504
  Sub Total                    159,063       17,341       19,678      196,082
    Total                     $198,458      $26,471      $21,557     $246,486

(1) The loan maturity information is based upon original loan terms and is not adjusted for "rollovers". In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

(2) Scheduled repayments are reported in maturity categories in which the payment is due.

     The Bank does not make loans that provide for negative amortization nor do any loans contain conversion features. The
Bank does not have any foreign loans outstanding at December 31, 2000.

ALLOWANCE FOR LOAN LOSSES

2000

     At December 31, 2000, the allowance for loan losses stood at $2,879,000 or 1.2% of gross loans. This was a $56,000 (2.0%)
increase over year end 1999. The adequacy of the loan loss allowance is determined quarterly in unison with management's comprehensive review of the loan portfolio credit quality. Reviews are further enhanced by analyses of recent and past economic conditions, portfolio trends and growth, peer comparisons and other factors impacting overall credit quality. Underwriting continues to emphasize the need for security and adequate collateral margins.

     Nonaccruing loans increased $493,000 (173.6%) to $777,000 from year end 1999. Overall nonperforming loans increased
$279,000 (53.1%) to $804,000 from fiscal 1999.

1999

     At December 31, 1999, the allowance for loan losses stood at $2,823,000 or 1.2% of gross loans. This was a $142,000 (5.3%)
increase over year end 1998. The adequacy of the loan loss allowance is determined quarterly in unison with management's comprehensive review of the loan portfolio of credit quality. Reviews are further enhanced by analyses of recent and past economic conditions, portfolio trends and growth, peer comparisons and other factors impacting overall credit quality. Underwriting continues to emphasize the need for security and adequate collateral margins.

     Nonaccruing loans declined $362,000 (56.0%) to $284,000 from year end 1998. Overall nonperforming loans were reduced $181,000 (25.6%) to $525,000 from fiscal 1998. At December 31,
1999, 37.3% of nonaccruing loans were meeting contractual obligations and three of the five loans are real estate secured.

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

                           TOTAL NONPERFORMING LOANS
                                 (IN THOUSANDS)
                                   90 DAYS
              NONACCRUAL          PAST DUE          RENEGOTIATED
2000             $777               $ 27                 --
1999             $284               $241                 --
1998             $646               $ 60                 --
1997             $552               $430                 --
1996             $748               $278                 --

     If interest had been recorded at the original rate on nonaccrual loans, such income would have approximated $86,000, $48,000 and $98,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Interest income on such loans, which is recorded when received, amounted to approximately $45,000, $38,000 and $50,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The significant reduction in nonaccruing loans from 1996 to 1999 is attributed to a strengthening in underwriting standards and the successful culmination of several commercial loan workouts. The return of nonaccruing loans to the level experienced in years prior to 2000 is attributed to the various economic factors experienced both regionally and nationally. Overall the portfolio is well secured with a majority of the balance making regular payments or scheduled to be satisfied in the near future.

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

2. Analysis of past loan charge-offs experienced by category and comparison to outstanding loans.

3.  Problem loans on overall portfolio quality.

4. Reports of examination of the loan portfolio by the Pennsylvania State Banking Department and the Federal
    Deposit Insurance Corporation.

           ALLOCATION IN THE ALLOWANCE FOR LOAN LOSSES
                          (IN THOUSANDS)
                                                      PERCENT OF
                                                       LOANS IN
                                                         EACH
                                                     CATEGORY TO
                                            AMOUNT   TOTAL LOANS
DECEMBER 31, 2000:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural               $  541       10.7%
  Real estate mortgage:
    Residential                              1,211       54.1%
    Commercial                                 723       24.6%
    Construction                                71        1.9%
  Installment loans to individuals             306        8.7%
  Unallocated general allowance                 27          -
      Total                                 $2,879      100.0%

DECEMBER 31, 1999:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural               $  531       13.5%
  Real estate mortgage:
    Residential                              1,186       52.8%
    Commercial                                 710       22.0%
    Construction                                70        1.6%
  Installment loans to individuals             300       10.1%
  Unallocated general allowance                 26          -
      Total                                 $2,823      100.0%

DECEMBER 31, 1998:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural               $  505       15.2%
  Real estate mortgage:
    Residential                              1,126       51.6%
    Commercial                                 673       20.1%
    Construction                                67        1.8%
  Installment loans to individuals             284       11.3%
  Unallocated general allowance                 26          -
      Total                                 $2,681      100.0%

DECEMBER 31, 1997:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural               $  485       18.6%
  Real estate mortgage:
    Residential                              1,083       52.9%
    Commercial                                 647       15.7%
    Construction                                65        1.5%
  Installment loans to individuals             273       11.3%
  Unallocated general allowance                 26          -
      Total                                 $2,579      100.0%

DECEMBER 31, 1996:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural               $  480       21.6%
  Real estate mortgage:
    Residential                              1,072       54.3%
    Commercial                                 641       12.0%
    Construction                                64        0.8%
  Installment loans to individuals             271       11.3%
  Unallocated general allowance                 25          -
      Total                                 $2,553      100.0%

DEPOSITS

2000

     Overall average deposits increased $11,748,000 or 4.6% to $265,480,000 over 1999's average deposits of $253,732,000.

     Demand deposits grew slightly by $2,063,000 with noninterest and interest-bearing demand increasing $1,694,000 and $369,000, respectively.

     Savings deposits declined by $3,281,000. The majority of the decline was due to a shift from savings deposits to time deposits, with average time deposits increasing by $12,966,000 over 1999's average time deposits. The Bank's ability to offer competitive products during a period of rising interest rates attracted such deposits.

1999

     All categories of deposits increased with demand deposits showing the most significant growth of 12.2%. Interest bearing deposits grew $5,257,000 while noninterest-bearing deposits increased $4,479,000. Together interest and noninterest-bearing deposits add $9,736,000 to the increase of total average deposits.

     Savings deposits increased $2,354,000 or 5.0% from year end
1998 to year end 1999. Time deposits remained stable, increasing only $495,000 in 1999.

     The reduction of growth in time deposits from 1998 to 1999 as compared to 1997 to 1998 is reflective of a highly competitive market for funds. Relatively high consumer spending ignited growth in transaction accounts.

     Time deposits of $100,000 or more totaled approximately $31,148,000 on December 31, 2000 and $24,308,000 on December 31,
1999. Interest expense related to such deposits was approximately $1,571,000, $1,242,000 and $1,238,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Time deposits of $100,000 or more at December 31, 2000 mature as follows: 2001 - $27,110,000; 2002 - $3,014,000; 2003 - $524,000;
beyond 2005 - $500,000.

     The average amount and the average rate paid on deposits are summarized below (in thousands):

                                   2000               1999               1998
                                 AVERAGE            AVERAGE            AVERAGE
                             AMOUNT     RATE    AMOUNT     RATE    AMOUNT     RATE
DEPOSITS IN DOMESTIC
  BANK OFFICES:
    Demand deposits:
      Noninterest-bearing   $ 42,765   0.00%   $ 41,071   0.00%   $ 36,592   0.00%
      Interest-bearing        45,464   2.17%     45,095   2.15%     42,687   2.56%
    Savings deposits          45,824   2.00%     49,105   2.03%     46,751   2.96%
    Time deposits            131,427   5.52%    118,461   5.01%    117,966   5.42%
        Total average
          deposits          $265,480           $253,732           $243,996

                      SHAREHOLDERS' EQUITY

2000

     Shareholders' equity is evaluated in relation to total assets and the risk associated with those assets. A company is more likely to meet its cash obligations and absorb unforeseen losses when the capital resources are greater. Total shareholders' equity at December 31, 2000 was $50,514,000, increasing $4,429,000 from the balance at December 31, 1999 of $46,085,000. Net income and the exercising of stock options contributed $6,566,000 and $74,000, respectively, to shareholders' equity. The unrealized appreciation on securities also added $2,117,000 to total equity. Reductions to shareholders' equity included $3,426,000 that was paid out in dividends and $902,000 for the purchase of treasury stock.

1999

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

     Bank regulators have risk based capital guidelines. Under these guidelines, banks are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2000, the Company's required ratios were well above the minimum ratios as follows:

                                                          2000
                                                        Minimum
                                             Company   Standards
Tier 1 capital ratio                          20.05%     8.00%
Total capital ratio                           18.91%     4.00%

     For a more comprehensive discussion of these requirements, see "Regulations and Supervision" on the Form 10K. Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS:

     The ratio of net income to average total assets and average shareholders' equity and certain ratios are presented as follows:

                                         2000     1999     1998
Percentage of net income to:
  Average total assets                   1.74%    1.99%    1.94%
  Average shareholders' equity          13.77%   14.96%   13.06%
Percentage of dividends declared
  per common share                      52.18%   44.20%   42.59%
Percentage of average shareholders'
  equity to average total assets        12.62%   13.81%   15.04%

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

     Liquidity is generated from transactions relating to both the Company's assets and liabilities. Liquidity from assets is achieved primarily through temporary investments in Federal funds sold and time deposits with financial institutions. Cash receipts arising from normal customer loan payments provide another important source of asset related liquidity. On the liability side, deposit growth and temporary borrowings from the Federal Home Loan Bank of Pittsburgh's Open Repo Plus product provide liquidity. The liquidity provided by these sources is more than adequate to meet the Company's needs.

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

     In addition to gap management, the Company has an asset liability management policy which incorporates a market value at risk calculation which is used to determine the effects of interest rate movements on shareholders' equity and a simulation analysis to monitor the effects of interest rate changes on the Company's balance sheets.

INTEREST RATE SENSITIVITY

     The following table sets forth the Company's interest rate sensitivity as of December 31, 2000:

                                            AFTER ONE    AFTER TWO     AFTER
                                WITHIN     BUT WITHIN   BUT WITHIN     FIVE
                               ONE YEAR     TWO YEARS   FIVE YEARS     YEARS
Earning assets:(1)(2)
  Investment securities(1)     $ 15,214     $  6,751     $ 13,558    $ 85,050
  Loans(2)                       87,604       35,751      101,362      21,770
Total earning assets           $102,818     $ 42,502     $114,920    $106,820
Interest-bearing liabilities:
  Deposits(3)                  $121,401     $ 39,505     $ 43,013    $ 26,747
  Borrowings                     25,856            -       36,943           -
Total interest-bearing
  liabilities                  $147,257     $ 39,505     $ 79,956    $ 26,747
Net noninterest-bearing
  funding(4)                      7,360        7,360       22,079      36,796
Total net funding sources      $154,617     $ 46,865     $102,035    $ 63,543
Excess assets (liabilities)     (51,799)      (4,363)      12,885      43,277
Cumulative excess assets
  (liabilities)                 (51,799)     (56,162)     (43,277)          -

(1) Investment balances reflect estimated prepayments on mortgage-backed securities.

(2) Loan balances include annual repayment assumptions based on projected cash flow from the loan portfolio. The cash flow projections are based on the terms of the credit facilities and estimated prepayments on fixed rate mortgage loans. Loans include loans held for resale.

(3) Adjustments to the interest sensitivity of Savings, NOW and MMDA account balances reflect managerial assumptions based on historical experience, expected behavior in future rate environments and the Company's positioning for these products.

(4) Net noninterest-bearing funds is the sum of noninterest-bearing liabilities and shareholders' equity minus noninterest-earning assets and reflect managerial assumptions as to the appropriate maturity categories.

     In this analysis the Company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in its balance sheet. Below are the results of this rate shock analysis for the periods indicated:

                                   December 31,
                                       2000
                            Net Interest Income Change
         Changes in                 (After Tax)
            Rates                 (In thousands)
            -200                    $   256
            -100                    $   215
            +100                    $   (36)
            +200                    $  (190)

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

     Other comprehensive income (loss) for the years ended
December 31, 2000, 1999, 1998 were $2,117,000, $(7,885,000) and
$(1,180,000), respectively.

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

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Penns Woods Bancorp, Inc.

     We have audited the accompanying consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1998 were audited by other auditors whose report, dated January 15, 1999, expressed an unqualified opinion on those financial statements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ S.R. Snodgrass, A.C.
Wexford, PA
January 19, 2001



                      CONSOLIDATED BALANCE SHEET
                                                December 31,
                                             2000          1999
                                             ------------------
                                                (in thousands)

ASSETS
Cash and due from banks . . . . . . . . .   $ 15,318   $ 12,474
Securities available for sale . . . . . .    115,922    113,305
Securities held to maturity (market
  value of $3,261,000 and $2,992,000) . .      3,228      3,014
Loans, net of unearned discount . . . . .    246,486    233,823
Less allowance for loan losses. . . . . .      2,879      2,823
                                             -------    -------
    Loans, net. . . . . . . . . . . . . .    243,607    231,000
Bank premises and equipment, net. . . . .      4,727      4,888
Accrued interest receivable . . . . . . .      2,581      2,283
Bank owned life insurance . . . . . . . .      2,353      2,244
Other assets. . . . . . . . . . . . . . .      7,177      4,534
                                             -------    -------
TOTAL . . . . . . . . . . . . . . . . . .   $394,913   $373,742
                                             =======    =======

LIABILITIES:
Interest-bearing deposits . . . . . . . .   $230,666   $212,528
Noninterest-bearing deposits. . . . . . .     47,468     43,045
                                            --------   --------
  TOTAL DEPOSITS. . . . . . . . . . . . .    278,134    255,573
Short-term borrowings . . . . . . . . . .     31,021     41,641
Other borrowings. . . . . . . . . . . . .     31,778     27,278
Accrued interest payable. . . . . . . . .      1,452      1,123
Other liabilities . . . . . . . . . . . .      2,014      2,042
                                            --------   --------
  TOTAL LIABILITIES . . . . . . . . . . .    344,399    327,657
                                            --------   --------

SHAREHOLDERS' EQUITY:
Common stock, par value $10; 10,000,000
  shares authorized 3,130,844 and
  3,128,332 shares issued . . . . . . . .     31,308     31,283
Additional paid-in capital. . . . . . . .     18,214     18,165
Retained earnings . . . . . . . . . . . .      2,974       (166)
Accumulated other comprehensive loss. . .       (810)    (2,927)
Less:  Treasury stock, at cost 33,551
  and 4,960 . . . . . . . . . . . . . . .     (1,172)      (270)
                                             -------    -------
  TOTAL SHAREHOLDERS' EQUITY. . . . . . .     50,514     46,085
                                             -------     ------
TOTAL . . . . . . . . . . . . . . . . . .   $394,913   $373,742
                                             =======    =======



                  CONSOLIDATED STATEMENT OF INCOME
        For the Years Ended December 31, 2000, 1999 and 1998

                                             (IN THOUSANDS EXCEPT SHARE DATA)
                                                  2000      1999      1998
INTEREST INCOME:
Interest and fees on loans                      $21,570   $19,990   $19,770
Interest and dividends on investments:
  Taxable interest                                3,751     3,555     3,395
  Tax-exempt interest                             2,205     1,664     1,223
  Dividends                                         928       821       708
                                                -------    ------   -------
    TOTAL INTEREST INCOME                        28,454    26,030    25,096
                                                -------   -------   -------
INTEREST EXPENSE:
Interest on deposits                              9,165     7,898     8,865
Interest on short-term borrowings                 1,866     1,197       771
Interest on other borrowings                      1,747     1,423       893
                                                -------   -------   -------
    TOTAL INTEREST EXPENSE                       12,778    10,518    10,529
                                                -------   -------   -------
NET INTEREST INCOME                              15,676    15,512    14,567
PROVISION FOR LOAN LOSSES                           286       286       305
                                                -------   -------   -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                15,390    15,226    14,262
                                                -------   -------   -------
OTHER INCOME:
Service charges                                   1,565     1,358     1,100
Securities gains, net                               269     1,946     2,076
Other operating income                              524       223       259
                                                -------   -------   -------
    TOTAL OTHER INCOME                            2,358     3,527     3,435
                                                -------   -------   -------
OTHER EXPENSES:
Salaries and employee benefits                    5,004     4,860     4,788
Occupancy expense, net                              741       673       634
Furniture and equipment expense                     756       687       737
Other operating expenses                          3,062     3,119     2,906
                                                -------   -------   -------
    TOTAL OTHER EXPENSES                          9,563     9,339     9,065
                                                -------   -------   -------
INCOME BEFORE INCOME TAX PROVISION                8,185     9,414     8,632
INCOME TAX PROVISION                              1,619     2,224     2,164
                                                -------   -------   -------
NET INCOME                                      $ 6,566   $ 7,190   $ 6,468
                                                =======   =======   =======
EARNINGS PER SHARE - BASIC                      $  2.10   $  2.30   $  2.08
EARNINGS PER SHARE - DILUTED                    $  2.10   $  2.30   $  2.07




     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
        For the Years Ended December 31, 2000, 1999 and 1998
                    (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                  Accumu-
                                                                                  lated
                                                                                  Other
                                                    Stock      Addi-              Compre-             Total
                                                    Dividend   tional             hensive             Share-
                               ...Common Stock...   Distri-    Paid-In  Retained  Income    Treasury  Holders'
                               Shares      Amount   butable    Capital  Earnings  (Loss)    Stock     Equity
Balance, December 31, 1997     1,545,250   $15,453  $ 12,828   $ 4,712  $ 8,262   $ 6,138      -      $47,393
Stock split effected in the
 form of a 100%
 stock dividend                1,282,779    12,828   (12,828)                                               -
Comprehensive income:
 Net income                                                               6,468                         6,468
 Unrealized loss on securities,
 net of reclassification
 adjustments and tax benefit
 of $608                                                                           (1,180)             (1,180)
                                                                                                       ------
  Total comprehensive income                                                                            5,288
                                                                                                       ------
Dividends declared, $0.88                                                (2,755)                       (2,755)
Stock options exercised           12,794       128                  56                                    184
Treasury stock acquired,
 3,656 shares                                                                                  (214)     (214)
                               --------    -------  --------   -------  --------  ---------  ------    ------
Balance, December 31, 1998     2,840,823    28,409      -        4,768    11,975      4,958    (214)   49,896
10 percent stock dividend        283,393     2,833              13,320   (16,153)                           -
Comprehensive loss:
 Net income                                                                7,190                        7,190
 Unrealized loss on
 securities, net of
 reclassification
 adjustments and
 tax benefit of $4,062                                                               (7,885)           (7,885)
                                                                                                       ------
  Total comprehensive loss                                                                               (695)
                                                                                                       ------
Dividends declared, $1.01                                                  (3,178)                     (3,178)
Stock options exercised           4,116         41                  77                                    118
Treasury stock acquired,
 1,304 shares                                                                                   (56)      (56)
                               --------    -------  --------   -------  --------  ---------  ------    ------
Balance, December 31, 1999    3,128,332     31,283     -        18,165      (166)    (2,927)   (270)   46,085
Comprehensive income:
 Net income                                                                6,566                        6,566
 Unrealized gain on
 securities, net of
 reclassification adjustments
 and tax of $1,091                                                                    2,117              2,117
                                                                                                       -------
  Total comprehensive income                                                                             8,683
                                                                                                       -------
Dividends declared, $1.10                                                 (3,426)                       (3,426)
Stock options exercised           2,512        25                   49                                      74
Treasury stock acquired,
 28,591 shares                                                                                 (902)      (902)
                               --------    -------  --------   -------  --------  ---------  ------    -------
Balance, December 31, 2000    3,130,844    $31,308   $   -     $18,214   $ 2,974  $   (810) $(1,172)   $50,514
                              =========    =======  ========   =======   =======  =========  ========  =======



Components of comprehensive income (loss):       2000       1999      1998
                                                ------    --------   -------
  Change in net unrealized gain (loss)
  on investments available for sale             $2,295    $(6,601)   $   190
Realized gains included in net
  income, net of tax $91, $662, and $706        $ (178)   $(1,284)   $(1,370)
                                                ------   --------   --------
Total                                           $2,117    $(7,885)   $(1,180)
                                                ======    =======    =======



               CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           For the years ended
                                                                December 31,
                                                        2000        1999         1998
                                                      -------     --------    -------
                                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  6,566    $  7,190    $  6,468
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                            551         512         431
   Provision for loan losses                               286         286         305
   Accretion and amortization of investment
   security discounts and premiums                        (610)       (156)        (34)
   Securities gains, net                                  (269)     (1,946)     (2,076)
   Loss (gain) on sale of foreclosed assets                 29          (6)        (12)
   Increase in all other assets                         (1,015)       (999)       (964)
   Increase (decrease) in all other liabilities            309        (121)       (100)
                                                      --------    --------    --------
 Net cash provided by operating activities               5,847       4,760       4,018
                                                      --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale              (57,973)    (78,020)    (48,469)
Proceeds from sale of securities available for sale     53,301      48,123      27,371
Proceeds from calls and maturities of securities
 available for sale                                      6,142       7,137       4,361
Purchase of securities held to maturity                   (273)        (25)       (323)
Proceeds from calls and maturities of securities
  held to maturity                                          58       2,090       2,473
Net increase in loans                                  (12,893)    (17,502)    (12,053)
Acquisition of bank premises and equipment                (390)       (662)       (713)
Proceeds from the sale of foreclosed assets                168          80          47
Acquisition of a subsidiary                             (3,321)          -           -
                                                      --------    --------    --------
 Net cash used in investing activities                 (15,181)    (38,779)    (27,306)
                                                      --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in interest-bearing deposits               18,138       1,627       6,619
Net increase in noninterest-bearing deposits             4,423         812       3,709
Net increase (decrease) in short-term borrowings       (10,620)     30,418      (5,087)
Proceeds from other borrowings                           5,000       5,000      20,528
Repayment of other borrowings                             (500)       (500)       (500)
Dividends paid                                          (3,426)     (3,178)     (2,755)
Stock options exercised                                     65          40          56
Purchase of treasury stock                                (902)        (23)       (109)
                                                      --------    --------    --------
 Net cash provided by financing activities              12,178      34,196      22,461
                                                      --------    --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     2,844         177        (827)
CASH AND CASH EQUIVALENTS, BEGINNING                    12,474      12,297      13,124
                                                      --------    --------    --------
CASH AND CASH EQUIVALENTS, ENDING                     $ 15,318    $ 12,474    $ 12,297
                                                      ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     The Company paid approximately $12,449,000, $10,606,000, and $10,374,000 in interest on deposits and other borrowings during 2000, 1999, and 1998, respectively. The Company made income tax payments of approximately $2,008,000, $1,972,000, and $2,563,000 during 2000, 1999, and 1998, respectively. Transfers from loans to foreclosed assets held for sale amounted to approximately $294,000, $102,000, and $40,000 in 2000, 1999, and
1998, respectively.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. and its wholly-owned subsidiaries, Jersey Shore State Bank (the "Bank"), Woods Real Estate Development Co., Inc., Woods Investment Company, Inc. and The M Group Inc. D/B/A The Comprehensive Financial Group ("The M Group"), a wholly-owned subsidiary of the Bank (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

Nature of Business

     The Bank engages in a full-service commercial banking business, making available to the community a wide range of financial services including, but not limited to, installment loans, credit cards, mortgage and home equity loans, lines of credit, construction financing, farm loans, community development loans, loans to nonprofit entities and local government loans and various types of time and demand deposits including, but not limited to, checking accounts, savings accounts, clubs, money market deposit accounts, certificates of deposit and IRAs. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law.

     The financial service provided by the bank to individuals, partnerships, non-profit organizations and corporations through its ten offices and Mortgage/Loan Center located in Clinton, Lycoming, and Centre Counties, Pennsylvania.

     Woods Real Estate Development Co., Inc. engages in real estate transactions on behalf of Penns Woods Bancorp, Inc. and the Bank.

     Woods Investment Company, Inc. is engaged in investing activities.

     The M Group engages in securities brokerage and insurance activities.

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

     Trading account securities are recorded at their fair values. Unrealized gains and losses on trading account securities are included in other income. The Company has no trading account securities as of December 31, 2000 or 1999.

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

     The fair value of investments and mortgage-backed securities, except certain state and political securities, is estimated based on bid prices published in financial newspapers bid quotations received from securities dealers or in the case of equity securities, the closing price of the day as listed on the Internet. The fair value of certain state and political securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Loans

     Loans are stated at the principal amount outstanding, net of unearned discount, unamortized loan fees and costs, and the allowance for loan losses. Interest on loans is recognized as income when earned on the accrual method. The Company's general policy has been to stop accruing interest on loans when it is determined a reasonable doubt exists as to the collectibility of additional interest. Income is subsequently recognized only to the extent that cash payments are received provided the loan is not delinquent in payment and, in management's judgment, the borrower has the ability and intent to make future principal payments.

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

Pending Accounting Pronouncements

     Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), as amended by FASB Statement No. 138, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of Statement No. 133" (Statement No. 138), is effective in 2001, and requires measuring and recording the change in fair value of derivative instruments. Statement No. 133 is not expected to materially affect the Company's financial position or results of operations.

     In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement replaces FASB Statement No. 125 and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on a control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, and entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of Statement No. 140 are effective for transactions occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of Statement No. 140 is not expected to have a material impact on financial position or results of operations.

NOTE B - PER SHARE DATA

     There are no convertible securities which would affect the numerator in calculating basis and dilutive earnings per share, therefore, net income as presented on the consolidated statement of income will be used as the numerator.

     The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive per share computation. The number of shares used in calculating basic and diluted earnings and cash dividends per share reflect the retroactive effect of stock dividends declared.

                                                      2000         1999         1998
                                                    ---------   ----------   ---------
Weighted average common shares outstanding          3,130,178    3,125,292   3,114,396

Average treasury stock shares                         (10,638)      (3,879)        (20)
                                                    ---------   ----------   ---------
Weighted average common shares and
 common stock equivalents used to
 calculate basic earnings per share                 3,119,540    3,121,413   3,114,376

Additional common stock equivalents
 (stock options) used to calculate
 diluted earnings per share                             -            8,682       7,585
                                                    ---------   ----------   ---------
Weighted average common shares and
 common stock equivalents used
 to calculate diluted earnings per share            3,119,540    3,130,095    3,121,961
                                                    =========    =========    =========

NOTE C - CASH AND DUE FROM BANKS

     Banks are required to maintain reserves consisting of vault cash and deposit balances with the Federal Reserve Bank in their district. The reserves are based on deposit levels during the year and account activity and other services provided by the Federal Reserve Bank. Average daily currency, coin and cash balances with the Federal Reserve Bank needed to cover reserves against deposits for 2000 ranged from $3,526,000 to $4,394,000. For 1999, these balances ranged from $2,438,000 to $3,873,000. Average daily cash balances with the Federal Reserve Bank required to cover services provided to the Bank amounted to $800,000 throughout 2000 and 1999. Total balances restricted at December 2000 and 1999, respectively, were $4,819,000 and $4,384,000.

NOTE D - INVESTMENT SECURITIES

     The amortized cost of investment securities and their approximate fair values at December 31, 2000 and 1999 were as follows (in thousands):

                                                              December 31, 2000
                                              ---------------------------------------------
                                                            Gross        Gross
                                              Amortized   Unrealized   Unrealized   Fair
                                                 Cost       Gains        Losses     Value
                                              ---------   ----------   ----------   -------
Securities available for sale:
Equity securities                             $  19,954   $  1,917     $ (2,538)  $  19,333
 U.S Government and agency securities            26,644        247          (25)     26,866
 State and political securities                  66,565      1,162       (1,978)     65,749
 Restricted equity securities                     2,847         -            -        2,847
 Other debt securities                            1,139          3          (15)      1,127
                                              ---------   --------     --------   ---------
                                              $ 117,149   $  3,329     $ (4,556)  $ 115,922
                                              =========   ========     ========   =========
Securities held to maturity:
 U.S Government and agency securities         $     206   $      1     $   -      $     207
 State and political securities                   2,712         39           (7)      2,744
 Other debt securities                              310        -           -            310
                                              ---------   --------     ---------  ---------
                                               $  3,228   $     40     $     (7)  $   3,261
                                              =========   ========     ========   =========

                                                              December 31, 1999
                                              -------------------------------------------
                                                            Gross        Gross
                                              Amortized   Unrealized   Unrealized   Fair
                                                 Cost       Gains        Losses     Value
                                              ---------   ----------   ----------   -------
Securities available for sale:
Equity securities                             $  23,718   $  3,122     $  (3,058)  $ 23,782
 U.S Government and agency securities            39,722          5        (1,093)    38,634
 State and political securities                  50,224         66        (3,461)    46,829
 Restricted equity securities                     2,847         -            -        2,847
 Other debt securities                            1,229          2           (18)     1,213
                                              ---------   --------     ----------  --------
                                              $ 117,740   $  3,195     $  (7,630)  $113,305
                                              =========   ========     =========   ========
Securities held to maturity:
 U.S Government and agency securities         $     259   $      7     $     -     $    266
 State and political securities                   2,465          8           (37)     2,436
 Other debt securities                              290         -            -          290
                                              ---------   --------     ----------  --------
                                              $   3,014   $     15     $     (37)  $  2,992
                                              =========   ========     =========   ========

     The amortized cost and fair value of debt securities at December 31, 2000, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Securities                Securities
                                            Held to Maturity         Available for Sale
                                           Amoritized    Fair       Amoritized    Fair
                                              Cost       Value         Cost       Value
                                           ----------    -----      ----------    -----
Due in one year or less                       $  915   $   915       $   -       $    -
Due after one year to five years                 435       435          3,309        3,373
Due after five years to ten years                632       646          2,000        2,010
Due after ten years                            1,246     1,265         89,039       88,359
                                            --------   -------       --------     --------
    Total                                   $  3,228   $ 3,261       $ 94,348     $ 93,742
                                            ========   =======       ========     ========

     Total gross proceeds from sales of securities available for sale, were $53,301,000 $48,123,000 and $27,371,000 for 2000,
1999 and 1998, respectively. The following table represents gross realized gains and gross realized losses on those transactions (in thousands):

                                               2000        1999        1998
                                             -------     --------    -------
Gross realized gains:
  U.S Government and agency securities       $    36     $    128    $    72
  State and political securities                 170          364         -
  Equity securities                            1,577        2,104      2,024
                                             -------      -------    -------
                                             $ 1,783      $ 2,596    $ 2,096
                                             =======      =======    =======
Gross realized losses:
  U.S Government and agency securities       $   731      $   416    $     5
  State and political securities                  30           26          5
  Equity securities                              753          181         10
  Other debt securities                            -           27          -
                                             -------      -------    -------
                                             $ 1,514      $   650    $    20
                                             =======      =======    =======

     Investment securities with a carrying value of approximately $32,859,000 and $34,121,000 at December 31, 2000
and 1999, respectively, were pledged to secure certain deposits, security repurchase agreements, and for other purposes as required by law.

     There is no concentration of investments that exceed ten percent of shareholders' equity for any individual issuer, excluding those guaranteed by the U.S. Government.

NOTE E - LOANS

     Major loan classifications loans are summarized as follows
(in thousands):

                                                    December 31, 2000
                                   --------------------------------------------------
                                              Past Due  Past Due
                                              30 to 90  90 Days  Non-
                                     Current  Days      or More  Accrual       Total
                                   ---------  --------  -------  -------    ---------
Commercial and agricultural        $  26,001  $   241   $    -   $   229    $  26,471
Real estate mortgage:
  Residential                        130,532    2,366       22       168      133,088
  Commercial                          59,586      885        -       151       60,622
 Construction                          4,522        -        -       226        4,748
Installment loans to individuals      21,252      297        5         3       21,557
                                  ----------  -------   ------   -------    ---------
                                  $  241,893  $ 3,789   $   27   $   777      246,486
                                              =======   ======   =======    =========
 Less: Allowance for loan losses       2,879                                    2,879
                                  ----------                                ---------
Loans, net                        $  239,014                                $ 243,607
                                  ==========                                =========

                                                    December 31, 1999
                                   --------------------------------------------------
                                              Past Due  Past Due
                                              30 to 90  90 Days  Non-
                                     Current  Days      or More  Accrual       Total
                                   ---------  --------  -------  -------    ---------
Commercial and agricultural        $  31,189  $   482   $   25   $   39     $  31,735
Real estate mortgage:
  Residential                        120,668    2,518      201        5       123,392
  Commercial                          51,102      343        -        -        51,445
 Construction                          3,493        3        -      236         3,732
Installment loans to individuals      23,141      359       15        4        23,519
                                  ----------  -------   ------   ------    ----------
                                  $  229,593  $ 3,705   $  241   $  284       233,823
 Less: Allowance for loan losses       2,823  =======   ======   ======         2,823
                                  ----------                               ----------
Loans, net                        $  226,770                               $  231,000
                                  ==========                               ==========

     Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $777,000 and $284,000 at December 31, 2000 and 1999, respectively. If interest had been recorded at the original rate on those loans, such income would have approximated $86,000, $48,000, and $98,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Interest income on such loans, which is recorded as received, amounted to approximately $45,000, $38,000, and $50,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

     Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                            Year Ended December 31,
                                        2000           1999         1998
                                      ---------     ----------   ----------
Balance, beginning of year            $  2,823       $  2,681     $  2,579
Provision charged to operations            286            286          305
Loans charged off                         (269)          (176)        (271)
Recoveries                                  39             32           68
                                      --------       --------     --------
Balance, end of year                  $  2,879       $  2,823     $  2,681
                                      ========       ========     ========

     The Company had no concentration of loans to borrowers engaged in similar businesses or activities which exceed five percent of total assets at December 31, 2000 or 1999.

     The Company grants commercial, industrial, residential, and installment loans to customers throughout Northcentral Pennsylvania. Although the Company has a diversified loan portfolio at December 31, 2000 and December 31,1999, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions within this region.

NOTE F - BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are summarized as follows (in thousands):

                                     December 31,
                                    2000       1999
                                  --------   --------
Land                              $    566   $   566
Bank premises                        4,630     4,598
Furniture and equipment              5,129     4,813
Leasehold improvements                 795       753
                                  --------   -------
   Total                            11,120    10,730
Less accumulated depreciation        6,393     5,842
                                  --------   -------
      Net                         $  4,727   $ 4,888
                                  ========   =======

     Depreciation expense for the years ended 2000, 1999 and 1998 was $551,000, $512,000, and $431,000, respectively.

NOTE G - DEPOSITS

     Time deposits of $100,000 or more totaled approximately $31,148,000 on December 31, 2000 and $24,308,000 on December 31,
1999. Interest expense related to such deposits was approximately $1,571,000, $1,242,000, and $1,238,000 for the years ended December 31, 2000, 1999, and 1998, respectively. These time deposits at December 31, 2000 mature as follows: 2001
- $27,110,000; 2002 - $3,014,000; 2003 - $524,000; beyond 2005 -
$500,000.

NOTE H - SHORT-TERM BORROWINGS

     Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and FHLB advances which generally represent overnight or less than 30-day borrowings. The outstanding balances and related information for short-term borrowings are summarized as follows (in thousands):

                                                2000       1999
                                              --------   --------
Federal Home Loan Bank:
Balance at year end                           $    -     $ 2,000
Maximum amount outstanding at any month end   $ 2,000    $ 2,000
Average balance outstanding during the year   $ 1,394    $ 2,000
Weighted-average interest rate:
At year end                                         -       6.12%
Paid during the year                            6.45%       6.12%

Open Repo Plus:
Balance at year end                           $15,610    $23,590
Maximum amount outstanding at any month end   $20,970    $23,590
Average balance outstanding during the year   $14,009    $ 6,108
Weighted-average interest rate:
At year end                                      6.63%      4.05%
Paid during the year                             6.49%      5.26%

Repurchase Agreements:
Balance at year end                           $15,411    $16,051
Maximum amount outstanding at any month end   $20,724    $17,147
Average balance outstanding during the year   $16,410    $15,416
Weighted-average interest rate:
At year end                                      5.64%      4.62%
Paid during the year                             5.29%      4.62%

NOTE I - OTHER BORROWINGS

     Other borrowings are comprised of advances from the FHLB.
A schedule of other borrowings by maturity as of December 31, 2000 and 1999 is summarized as follows (in thousands):

                                                Interest
Description                   Maturity            Rate       2000      1999
--------------------------    --------          --------    ------    -------
FHLB Borrowing                October 29, 2000    5.21%     $     -   $   500
FHLB Borrowing                June 24, 2013       5.87%         528       528
Convertible Select Advance    April 7, 2008       5.54%      10,000    10,000
Convertible Select Advance    June 16, 2008       5.56%      10,000    10,000
Convertible Select Advance    February 26, 2009   5.06%       5,000     5,000
FHLB Borrowing                October 17, 2011    6.92%         500       500
FHLB Borrowing                May 25, 2015        6.92%         750       750
Convertible Select Advance    August 10, 2010     6.65%       5,000         -
                                                            -------    ------
    Total                                                   $31,778   $27,278
                                                            =======   =======

     The Bank maintains a credit arrangement which includes a revolving line of credit with FHLB. Under this credit arrangement, the Bank has a remaining borrowing capacity of approximately $68,000,000 at December 31, 2000, is subject to annual renewal, and typically incurs no service charges. Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of the Bank which consist principally of first mortgage loans.

NOTE J - INCOME TAXES

     The following temporary differences gave rise to the net deferred tax asset at December 31, 2000 and 1999 (in thousands):

                                                          2000         1999
                                                        --------      -------
Deferred tax asset:
     Allowance for loan losses                          $  634        $  601
     Deferred compensation                                 283           260
     Contingencies                                          73            83
     Pension                                               266           202
     Loan fees and costs                                   184           169
     Unrealized losses on available for sale securities    417         1,508
     Stock option                                            -            14
                                                        ------        ------
         Total                                           1,857         2,837
                                                        ------        ------

Deferred tax liability:
     Bond accretion                                         17            20
     Depreciation                                          127           124
                                                       -------       -------
         Total                                             144           144
                                                       -------       -------
         Deferred tax asset, net                       $ 1,713       $ 2,693
                                                       =======       =======

     No valuation allowance was established at December 31, 2000 and 1999, in the view of the Company's ability to carry back to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company's earning potential.

     The provision for income taxes is comprised of the following (in thousands):

                                       Year Ended December 31,
                                        2000     1999      1998
                                      -------  -------   -------
Currently payable                     $1,730   $2,422    $2,263
Deferred benefit                        (111)    (198)      (99)
                                      ------   ------    ------
   Total provision                    $1,619   $2,224    $2,164
                                      ======   ======    ======

     The effective federal income tax rate for the years ended December 31, 2000, 1999, and 1998 was 19.8 percent, 23.6 percent, and 25.1 percent, respectively. A reconciliation between the expected income tax and rate and the effective income tax and rate on income before income tax provision follows (in thousands):

                                    2000                1999               1998
                             ----------------   -----------------   ----------------
                              Amount       %      Amount     %      Amount       %
                             ----------------   -----------------   ----------------
Provision at expected rate   $ 2,783     34.0%   $ 3,201    34.0%   $ 2,935    34.0%
Decrease in tax
  resulting from:
    Tax-exempt income           (837)   (10.2)      (677)   (7.2)      (416)   (4.8)
    Other, net                  (327)    (4.0)      (300)   (3.2)      (355)   (4.1)
                            --------    -----    -------    ----    -------    ----
Effective income tax
  and rates                 $  1,619     19.8%   $ 2,224    23.6%   $ 2,164    25.1%
                            ========    ======   =======    =====   =======    =====

NOTE K - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

     The Company has a noncontributory defined benefit pension plan (the "Plan") for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.

     The following tables show the funded status and components of net periodic benefit cost from this defined benefit plan (in thousands):

                                                        2000       1999
                                                      --------   -------
CHANGE IN BENEFIT OBLIGATION:
 Benefit obligation at beginning of year               $4,099    $3,459
 Service cost                                             256       254
 Interest cost                                            242       236
 Actuarial adjustment                                    (625)      253
 Benefits paid                                            (37)     (103)
                                                       ------    ------
 Benefit obligation at end of year                      3,935     4,099
                                                       ------    ------

CHANGE IN PLAN ASSETS:
 Fair value of plan assets at beginning of year         3,641     3,476
 Actual return (loss) on plan assets                       (7)      268
 Benefits paid                                            (37)     (103)
                                                       ------    ------
 Fair value of plan assets at end of year               3,597     3,641
                                                       ------    ------
 Funded status                                           (338)     (458)
                                                       ------    ------
 Unrecognized net actuarial gain                         (646)     (350)
 Unrecognized transition asset                            (30)      (32)
 Unrecognized prior service cost                          229       248
                                                       ------    ------
 Accrued benefit cost                                  $ (785)   $ (592)
                                                       ======    ======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
 Discount rate                                           7.00%     6.50%
 Expected return on plan assets                          8.00%     8.00%
 Rate of compensation increase                           5.00%     5.00%

                                            2000           1999           1998
                                          --------       --------       --------
COMPONENTS OF NET PERIODIC BENEFIT COST:
 Service cost                             $  256         $  254         $  222
 Interest cost                               242            236            213
 Expected return on plan assets             (291)          (268)          (224)
 Amortization of transition asset             (3)            (3)            (3)
 Amortization of prior service cost           20             20             18
 Recognized net actuarial gain               (33)           (15)            (1)
                                          -------        -------        -------
 Net periodic benefit cost                $  191         $  224         $  225
                                          =======        =======        =======

401(k) SAVINGS PLAN

     The Company also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415. The company may make matching contributions equal to a discretionary percentage to be determined by the Company. Participants are at all times fully vested in their contributions and vest over a period of five years in the employer contribution. Contribution expense was approximately $67,000, $64,000, and $114,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

DEFERRED COMPENSATION PLAN

     The Company has a deferred compensation plan whereby participating directors elected to forego director's fees for a period of five years. Under this plan the Company will make payments for a ten-year period beginning at age 65 in most cases or at death, if earlier, at which time payments would be made to their designated beneficiaries.

     To fund benefits under the deferred compensation plan, the Company has acquired corporate-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company. The total expense charged to other expenses was $66,000, $128,000 and $114,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Benefits paid under the plan were approximately $53,000 in 2000 and $57,000 in 1999 and $45,000 in 1998.

NOTE L - STOCK OPTIONS

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

     The Company applies Accounting Principles Board Opinion
No. 25 and related interpretations in accounting for these options. Accordingly, compensation expense is recognized on the grant date, in amount equivalent to the intrinsic value of the options (stock price less exercise price, at measurement date). Had compensation costs for these options been determined based on the fair values at the grant dates for awards consistent with the method of SFAS No. 123, the effect on the Company's net income and earnings per share for 2000, 1999, and 1998 would have been insignificant. For purposes of the calculations required by SFAS No. 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants issued in 2000, 1999 and 1998, respectively: dividend yield of 1.03 percent, 1.85 percent, and
2.52 percent, respectively; risk-free interest rates of 4.95 percent, 6.75 percent, and 5.63 percent, respectively; expected option lives of three years and expected volatility of 23.81 percent, 18.73 percent, and 14.51 percent, respectively.

     A summary of the status of the Company's common stock option plans, adjusted to reflect a stock split effected in the form of a 100 percent stock dividend issued January 15, 1998 and a 10 percent stock dividend issued June 8, 1999, is presented below:

                                  2000                1999               1998
                          ------------------  -------------------  ------------------
                                    Weighted-           Weighted-           Weighted-
                                    average             average             average
                                    Exercise            Exercise            Exercise
                            Shares  Price      Shares   Price       Shares  Price
                           -------  --------   ------   ---------   ------  ---------
Outstanding, beginning
  of year                   34,813  $  38.52    28,479  $  34.27    32,652  $  18.70
Granted                     10,000     32.63    10,450     42.00     9,900     53.18
Exercised                    2,512     25.98     4,116     17.95    14,073     11.45
Forfeited                        -         -         -         -         -         -
                            ------  --------    ------  --------    ------  --------
Outstanding, end of year    42,301  $  37.87    34,813  $  38.52    28,479  $  34.27
                            ======  ========    ======  ========    ======  ========
Options exercisable
  at year-end               32,301  $  39.49    24,363  $  37.03    18,579  $  24.19
                            ======  ========    ======  ========    ======  ========

The following table summarizes information about nonqualified and incentive stock options outstanding at December 31, 2000:

  Exercise       Number           Remaining         Number
  Prices      Outstanding     Contractual Life    Exercisable
  --------    -----------     ----------------    -----------
  $ 25.98        11,951             3 years          11,951
    53.18         9,900             8 years           9,900
    42.00        10,450             9 years          10,450
    32.63        10,000            10 years               -
                -------                              ------
                 42,301                              32,301
                =======                              ======

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

     A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below (in thousands):

          Beginning                               Retired/      Charge-   Ending
  Year     Balance     Additions     Payments     Resigned       offs     Balance
  ----    ---------    ---------     --------     --------      ------    -------
  2000    $  5,810     $  1,387      $  2,243     $    -        $  -      $  4,954
  1999    $  2,452     $  6,775      $  3,417     $    -        $  -      $  5,810
  1998    $  2,096     $  1,642      $  1,074     $  212        $  -      $  2,452

NOTE N - COMMITMENTS AND CONTINGENT LIABILITIES

     The following schedule of future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2000 (in thousands):

Year Ending December 31,
   2001                              $  191
   2002                                 142
   2003                                  95
   2004                                  71
   2005                                  66
   Thereafter                           193
                                     ------
          Total                      $  758
                                     ======

     Total rental expense for all operating leases for the years ended December 31, 2000, 1999, and 1998 approximated $208,000,
$197,000, and $268,000, respectively.

     The Company is subject to lawsuits and claims arising out of its business. In the opinion of management, after review and consultation with counsel, any proceedings that may be assessed will not have a material adverse effect on the consolidated financial position of the Company.

NOTE O - OFF-BALANCE SHEET RISK

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

     The Company May require collateral or other security to support financial instruments with off-balance sheet credit risk.

     Financial instruments whose contract amounts represent credit risk are as follows at December 31 (in thousands):

                                   2000        1999
                                 --------    --------
Commitments to extend credit     $ 27,911    $ 25,917
Standby letters of credit        $  1,332    $  1,564

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

     As of December 31, 2000 and 1999, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios must be at least 10%, 6%, and 5%, respectively.

     The Company's and the Bank's actual capital ratios are presented in the following tables, which shows that both met all regulatory capital requirements.

     The Company's actual capital amounts and ratios are presented in the following table (in thousands).

                                              2000                        1999
                                      ---------------------       ---------------------
                                        Amount      Ratio           Amount      Ratio
                                      ----------  ---------       ----------  ---------
Total Capital
  (to Risk-weighted Assets)
----------------------------
Actual                                $ 50,533       20.1%      $   51,864      21.5%
For Capital Adequacy Purposes           20,162        8.0           19,286       8.0
To Be Well Capitalized                  25,202       10.0           24,108      10.0

Tier I Capital
  (to Risk-weighted Assets)
---------------------------
Actual                                $ 47,654       18.9%      $   49,012       20.3%
For Capital Adequacy Purposes           10,081        4.0            9,643        4.0
To Be Well Capitalized                  15,121        6.0           14,464        6.0

Tier I Capital
  (to Average Assets)
---------------------
Actual                                $ 47,654       12.4%      $   49,012       13.5%
For Capital Adequacy Purposes           15,428        4.0           14,481        4.0
To Be Well Capitalized                  19,285        5.0           18,102        5.0

     The Bank's actual capital amounts and ratios are presented in the following table (in thousands).

                                              2000                        1999
                                      ---------------------       ---------------------
                                        Amount      Ratio           Amount      Ratio
                                      ----------  ---------       ----------  ---------
Total Capital
  (to Risk-weighted Assets)
---------------------------
Actual                                $  39,584      16.3%        $   38,572      16.8%
For Capital Adequacy Purposes            19,416       8.0             18,332       8.0
To Be Well Capitalized                   24,270      10.0             22,916      10.0

Tier I Capital
  (to Risk-weighted Assets)
---------------------------
Actual                                $  36,705      15.1%        $   35,749      15.6%
For Capital Adequacy Purposes             9,708       4.0              9,166       4.0
To Be Well Capitalized                   14,562       6.0             13,749       6.0

Tier I Capital
  (to Average Assets)
---------------------
Actual                                $  36,705       9.8%        $   35,749      10.5%
For Capital Adequacy Purposes            15,059       4.0             13,607        4.0
To Be Well Capitalized                   18,823       5.0             17,009        5.0


     The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividend by all state chartered banks to the additional paid in capital of the bank. Accordingly, at December 31, 2000, the balance in the additional paid in capital account totaling approximately $11,700,000 is unavailable for dividends.

     The Bank is subject to regulatory restrictions which limit its ability to loan funds to Penns Woods Bancorp, Inc. At
December 31, 2000, the regulatory lending limit amounted to approximately $4,012,000.

NOTE Q - ACQUISITION

     On October 1, 2000, the Bank acquired The M Group in a business acquisition accounted for as a purchase. The M Group is engaged in the insurance business. The results of operations of The M Group are included in the accompanying consolidated financial statements since the date of acquisition. The total cost of the acquisition was $3,321,000, which exceeds the fair value of the net assets of The M Group by $3,261,000 which was allocated to goodwill.

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

     Average shares and all per share amounts included in the consolidated financial statements are based on the increased number of shares after giving retroactive effect to the stock dividend.

NOTE S - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     As certain assets and liabilities, such as deferred tax assets, premises and equipment, and many other operational elements of the Company, are not considered financial instruments but have value, this estimated fair value of financial instruments would not represent the full market value of the Company.

     The estimated fair values of the Company's financial instruments are as follows:

                                           2000                      1999
                                   --------------------      ---------------------
                                   Carrying      Fair        Carrying       Fair
                                    Value        Value         Value        Value
                                   --------      ------      --------       ------
Financial assets:
Cash and due from banks            $ 15,318      $ 15,318    $ 12,474       $ 12,474
Investment securities:
  Available for sale                115,922       115,922     113,305        113,305
  Held to maturity                    3,228         3,261       3,014          2,992
Loans, net of earned discount       246,486       246,403     233,823        233,923
Bank owned life insurance             2,353         2,353       2,244          2,244
Accrued interest receivable           2,581         2,581       2,283          2,283
                                   --------      --------    --------       --------
Total                              $385,888      $385,838    $367,143       $367,221
                                   ========      ========    ========       ========

Financial liabilities:
Interest-bearing Deposits          $230,666      $230,267    $212,528       $212,378
Noninterest-bearing Deposits         47,468        47,468      43,045         43,045
Short-term borrowings                31,021        31,021      41,641         41,641
Other borrowings                     31,778        31,638      27,278         26,888
Accrued interest payable              1,452         1,452       1,123          1,123
                                   --------      --------    --------       --------
Total                              $342,385      $341,846    $325,615       $325,075
                                   ========      ========    ========       ========

Cash and due from banks, accrued interest receivable, short-term borrowings, and accrued interest payable:

     The fair value is equal to the carrying value.

Investment securities:

     The fair value of investment securities available for sale and held to maturity is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

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

Bank owned life insurance:

     The fair value is equal to the cash surrender value of life insurance policies.

Deposits:

     The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 2000 and 1999. The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and
Financial Guarantees Written:

     There is no material difference between the notional amount and the estimated fair value of off-balance sheet items at December 31, 2000 and 1999 respectively.

NOTE T -  PARENT COMPANY ONLY FINANCIAL STATEMENTS

     Condensed financial information for Penns Woods Bancorp,
Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31,

                                           2000          1999
                                        ---------     ---------
                                             (in thousands)
ASSETS
  Cash                                  $     156     $      27
  Investment in subsidiaries:
    Bank                                   39,566        33,261
    Nonbank                                11,030        13,224
  Other assets                                 11            27
                                        ---------     ---------
    Total Assets                        $  50,763     $  46,539
                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Other liabilities                     $     249     $     454
  Shareholders' equity                     50,514        46,085
                                        ---------     ---------
          Total Liabilities and
            Shareholders' Equity        $  50,763     $  46,539
                                        =========     =========

CONDENSED STATEMENT OF INCOME, FOR THE YEARS ENDED DECEMBER 31,

                                         2000      1999      1998
                                        -------   -------   -------
                                              (in thousands)
OPERATING INCOME
  Dividends from subsidiaries           $6,220    $3,735    $3,789
  Equity in undistributed net income
    of subsidiaries                        443     3,583     2,691
  Other income                               2         1         -

OPERATING EXPENSES                         (99)     (129)       (12)
                                        ------    ------     ------
     NET INCOME                         $6,566    $7,190     $6,468
                                        ======    ======     ======

CONDENSED STATEMENT OF CASH FLOWS, FOR THE YEARS ENDED
DECEMBER 31,

                                             2000       1999       1998
                                           --------   --------   --------
                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                               $ 6,566    $ 7,190     $ 6,468
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Equity in undistributed net
        income of subsidiaries                (443)    (3,583)     (2,691)
      Increase in income taxes payable          16        174          37
      Increase (decrease) in liabilities         5        (24)       (105)
                                           -------     ------     -------
        Net cash provided by operating
          activities                         6,144      3,757       3,709
                                           -------     ------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additional investment in subsidiaries     (1,752)      (620)     (1,105)
                                           -------     ------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                             3,426)    (3,178)     (2,755)
  Proceeds from exercise of stock
    options                                     65         40          56
  Purchase of treasury stock                  (902)       (23)       (109)
                                           -------     ------     -------
         Net cash used in financing
           activities                       (4,263)    (3,161)     (2,808)
                                           -------     ------     -------
NET INCREASE (DECREASE) IN CASH                129        (24)       (204)
CASH, BEGINNING OF YEAR                         27         51         255
                                           -------     ------     -------
CASH, END OF YEAR                          $   156    $    27     $    51
                                           =======    =======     =======

NOTE U - CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           FOR THE THREE MONTHS ENDED
                                  March        June       September    December
2000                               31,          30,          30,          31,
-----------------------------   ---------   ---------     ---------    ---------
Interest income                 $  6,819    $  6,945      $  7,252     $  7,438
Interest expense                   2,931       3,038         3,349        3,460
                                --------    --------      --------     --------
Net interest income                3,888       3,907         3,903        3,978

Provision for loan losses             78          52            78           78
Other income                         412         477           461          739
Securities gains (losses), net       161          91           153         (136)
Other expenses                     2,371       2,402         2,319        2,471
                                --------    --------      --------     --------
Income before income tax
  provision                        2,012       2,021         2,120        2,032
Income tax provision                 466         417           399          337
                                --------    --------      --------     --------
Net income                      $  1,546    $  1,604      $  1,721     $  1,695
                                ========    ========      ========     ========
Earnings per share - basic      $   0.49    $   0.52      $   0.55     $   0.54

Earnings per share - diluted     $  0.49    $   0.52      $   0.55     $   0.54

                                           FOR THE THREE MONTHS ENDED
                                  March        June       September    December
1999                               31,          30,          30,          31,
-----------------------------   ---------   ---------     ---------    ---------
Interest income                 $  6,214    $  6,368      $  6,580     $  6,868
Interest expense                   2,524       2,536         2,610        2,848
                                --------    --------      --------     --------
Net interest income                3,690       3,832         3,970        4,020

Provision for loan losses             78          52            78           78
Other income                         377         397           389          418
Securities gains, net                185          94           272        1,395
Other expenses                     2,268       2,220         2,233        2,618
                                --------    --------      --------     --------
Income before income tax
  provision                        1,906       2,051         2,320        3,137
Income tax provision                 431         454           540          799
                                --------    --------      --------     --------
Net income                      $  1,475    $  1,597      $  1,780     $  2,338
                                ========    ========      ========     ========
Earnings per share - basic      $   0.52    $   0.46      $   0.57     $   0.75

Earnings per share - diluted     $  0.52    $   0.46      $   0.57     $   0.75



                           SCHEDULE 1

                    PENNS WOODS BANCORP, INC.
                 INDEBTEDNESS OF RELATED PARTIES

       Column A                       Column B      Column C               Column D              Column E
                                                                          Deductions
                                     Beginning                             Retired/    Charge-    Ending
Year   Name of Debtor                 Balance      Additions   Payments    Resigned     offs      Balance
2000   6 directors, 13 affiliated      $5,810        $1,387     $2,243       $0          $0       $4,954
         interests, and 2 officers
1999   6 directors, 15 affiliated      $2,452        $6,775     $3,417       $0          $0       $5,810
         interests, and 2 officers
1998   7 directors, 18 affiliated      $2,096        $1,642     $1,074       $212        $0       $2,452
         interests, and 3 officers

ITEM  9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 27, 1999, the board of Directors, upon the recommendation of its audit committee, engaged the accounting firm of S.R. Snodgrass, A.C. as independent accountants to audit the Company's financial statements for the fiscal year ended December 3, 1999. Concurrently with the engagement of S.R. Snodgrass, the Board of Directors dismissed Parente, Randolph, Orlando, Carey & Associates ("Parente") as the Company's independent auditors. During the fiscal years ended December 31, 1997 and 1998, there were no disagreements with Parente on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure or any reportable event. The reports on the financial statements of the Company for such years issued by Parente did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles

                             PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information appearing in the Proxy Statement under the caption "Election of Directors" is incorporated herein by reference. (a) Identification of directors. The information appearing under the caption "Election of Directors" in the Company's Proxy Statement dated March 27, 2001 (at page 5 thereto) is incorporated herein by reference.

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

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no material transactions between the Company and the Bank, nor any material transactions proposed, with any Director or executive officer of the Company and the Bank, or any associate of the foregoing persons. The Company and the Bank have had, and intend to continue to have, banking and financial transactions in the ordinary course of business with Directors and Officers of the Company and the Bank and their associates on comparable terms and with similar interest rates as those prevailing from time to time for other customers of the Company and the Bank.

     Total loans outstanding from the Bank at December 31, 2000 to the Company's and the Bank's Officers and Directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $4,954,000 or approximately 12.5% of the total equity capital of the Bank. Loans to such persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features.

     See also the information appearing in footnote M to the Consolidated Financial Statements included elsewhere in the Annual Report.

                             PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

         (a)  Financial Statements.

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

              2.  The following schedules are submitted
                  herewith:

                  I.  Indebtedness of Related Parties

         (b)  Reports on Form 8-K

                   On January 26, 1999 Penns Woods Bancorp, Inc.
              filed a Form 8-K, reporting completion of the Company's acquisition of the First National Bank of Spring Mills. In addition, on September 23, 1999 Penns Woods Bancorp, Inc. filed a Form 8-K report under Item 4 of Form 8-K reporting a change in the registrant's independent certified public accountants.

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

              (10)(i)   Employment Agreement, dated as of
                        January 1, 1995, among Penns Woods
                        Bancorp, Inc., Jersey Shore State Bank,
                        and Theodore H. Reich (incorporated by
                        reference to Exhibit 10.2 to
                        Registration Statement No. 333-65821 on
                        Form S-4)*.

              (10)(ii) Employment Agreement, dated August 29, 1991, between Jersey Shore State Bank and Ronald A. Walko (incorporated by reference to Exhibit 10.3 to
                        Registration Statement No. 333-65821 on
                        Form S-4)*.

              (10)(iii) Employment Agreement, dated November 5,
                        1984, between Jersey Shore State Bank
                        and Hubert A. Valencik.*

              (10)(iv) Employment Severance Benefit Plan, dated May 30, 1996, between Jersey Shore State Bank and Ronald A. Walko (incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-65821 on Form S-4)*.

              (10)(v)   Employment Severance Benefit Plan, dated
                        May 30, 1996, between Jersey Shore State
                        Bank and Hubert A. Valencik.*

              (10)(vi)  Penns Woods Bancorp, Inc. 1998 Stock
                        Option Plan (incorporated by reference
                        to Exhibit 10.1 to Registration
                        Statement No. 333-65821 on Form S-4)*.

              (16)      Letter re: change in certifying
                        accountant (incorporated herein by
                        reference to Exhibit 16.1 of the
                        Registrant's Current Report on
                        Form 8-K/A filed September 23, 1999).

              (21)      Subsidiaries of the Registrant.

              (23)      Consent of Parente, Randolph, Orlando,
                        Carry & Associates.

* Denotes compensatory plan or arrangement.



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2001                 PENNS WOODS BANCORP, INC.

                               /s/Theodore H. Reich
                               Theodore H. Reich, Chairman

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/Theodore H. Reich           Chairman           March 13, 2001
Theodore H. Reich

/s/Ronald A. Walko             President, Chief   March 13, 2001
Ronald A. Walko                Executive Officer
                               and Director

/s/Sonya E. Scott              Principal          March 13, 2001
Sonya E. Scott                 Accounting
                               Officer & Principal
                               Financial Officer

/s/Phillip H. Bower            Director           March 13, 2001
Phillip H. Bower

/s/Lynn S. Bowes               Director           March 13, 2001
Lynn S. Bowes

/s/Michael J. Casale, Jr.      Director           March 13, 2001
Michael J. Casale, Jr.

/s/H. Thomas Davis, Jr.        Director           March 13, 2001
H. Thomas Davis, Jr.

/s/William S. Frazier          Director           March 13, 2001
William S. Frazier

/s/James M. Furey II           Director           March 13, 2001
James M. Furey II

/s/Allan W. Lugg               Director           March 13, 2001
Allan W. Lugg

/s/ Jay H. McCormick           Director           March 13, 2001
Jay H. McCormick

/s/R. Edward Nestlerode, Jr.   Director           March 13, 2001
R. Edward Nestlerode, Jr.

/s/James E. Plummer            Director           March 13, 2001
James E. Plummer

/s/William H. Rockey           Sr. Vice           March 13, 2001
William H. Rockey              President
                               and Director



EXHIBIT INDEX

              (10)(iii) Employment Agreement, dated November 5,
                        1984, between Jersey Shore State Bank
                        and Hubert A. Valencik.

              (10)(v)   Employment Severance Benefit Plan, dated
                        May 30, 1996, between Jersey Shore State
                        Bank and Hubert A. Valencik.

              (21)      Subsidiaries of the Registrant.

              (23)      Consent of Parente, Randolph, Orlando,
                        Carry & Associates.