Form 10-Q
period 2001-03-31
PENNS WOODS BANCORP INC
filed 2001-05-15
CIK 716605

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

   (X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2001,
                             or

   ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the Transition Period from _________________ to _________________.

                           No. 0-17077
                    (Commission File Number)

                  PENNS WOODS BANCORP, INC.
      (Exact name of Registrant as specified in its charter)

          PENNSYLVANIA                      23-2226454
(State or other jurisdiction of          I.R.S. Employer
 incorporation or organization)         Identification No.)

300 Market Street, Williamsport, Pennsylvania      17701
    (Address of principal executive offices)     (Zip Code)

                          (570) 322-1111
      (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES [  X  ]              NO[     ]


On May 10, 2001 there were 3,071,207 shares of the Registrant's common stock outstanding.



PART  I  FINANCIAL STATEMENTS

                          PENNS WOODS BANCORP, INC.
                         CONSOLIDATED BALANCE SHEET

                                        March 31,   December 31,
                                           2001         2000
                                             (IN THOUSANDS)
ASSETS:
  Cash and due from banks               $ 13,240     $ 15,318
  Investment securities available
    for sale                             115,155      113,074
  Investment securities held to
    maturity (market value of
    $2,139,000 and $3,261,000)             2,067        3,228
  Loans, net of unearned discount        243,419      246,486
  Allowance for loan losses               (2,890)      (2,879)

    Loans, net                           240,529      243,607

  Bank premises and equipment, net         4,663        4,727
  Accrued interest receivable              2,309        2,581
  Bank owned life insurance                2,377        2,353
  Other assets                             8,631       10,025

    TOTAL ASSETS                        $388,971     $394,913

LIABILITIES:
  Demand deposits                       $ 46,236     $ 47,468
  Interest-bearing demand deposits        43,823       46,672
  Savings deposits                        46,454       43,980
  Time deposits                          148,098      140,014

    Total deposits                      $284,611     $278,134

  Short-term borrowings                   15,250       31,021
  Other borrowings                        31,778       31,778
  Accrued interest payable                 1,430        1,452
  Other liabilities                        2,299        2,014

    Total liabilities                   $335,368     $344,399

SHAREHOLDERS' EQUITY:
  Common stock, par value $10;
    10,000,000 shares authorized
    and 3,130,844 shares issued         $ 31,308     $ 31,308
  Additional paid-in capital              18,214       18,214
Retained earnings                          3,888        2,974
Accumulated other comprehensive
  income (loss)                            2,029         (810)
Less:  Treasury stock at cost,
  54,487 and 33,551                       (1,836)      (1,172)

    Total shareholders' equity          $ 53,603     $ 50,514

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY            $388,971     $394,913



                    PENNS WOODS BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME


                                  THREE MONTHS     THREE MONTHS
                                      ENDED            ENDED
                                 March 31, 2001   March 31, 2000
                                          (IN THOUSANDS
                                      EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans           $5,389           $5,139
  Interest and dividends on
    investments:
    Taxable interest                      815              998
    Nontaxable interest                   676              456
    Dividends                             172              178

      Total interest and dividends
        on investments                  1,663            1,632

  Other interest income                    51               48

       Total interest income            7,103            6,819

INTEREST EXPENSE:
  Interest on deposits                  2,565            2,109
  Interest on short-term borrowings       275              477
  Interest on other borrowings            453              345

       Total interest expense           3,293            2,931

  Net interest income                   3,810            3,888
  Provision for loan losses                93               78

  Net interest income after
    provision for loan losses           3,717            3,810

OTHER OPERATING INCOME:
  Service charges                         333              328
  Securities gains                        135              161
  Other income                            398               84

       Total other operating income       866              573

OTHER OPERATING EXPENSES:
  Salaries and employee benefits        1,291            1,215
  Occupancy expense, net                  209              205
  Furniture and equipment expense         191              206
  Other expenses                          817              745

        Total other operating
          expenses                      2,508            2,371

INCOME BEFORE TAXES                     2,075            2,012
INCOME TAX PROVISION                      391              466

NET INCOME                             $1,684           $1,546

EARNINGS PER SHARE - BASIC             $ 0.55           $ 0.49

EARNINGS PER SHARE - DILUTED           $ 0.55           $ 0.49

BASIC WEIGHTED AVERAGE SHARES
  OUTSTANDING                       3,086,919        3,124,697

DILUTED WEIGHTED AVERAGE SHARES
  OUTSTANDING                       3,086,919        3,124,697



                    PENNS WOODS BANCORP, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE THREE MONTHS ENDED MARCH 31, 2001

                 (IN THOUSANDS EXCEPT SHARE DATA)

                                                                        ACCUMULATED
                                                ADDITIONAL                 OTHER                      TOTAL
                              COMMON STOCK        PAID-IN   RETAINED   COMPREHENSIVE   TREASURY   SHAREHOLDERS'
                            SHARES     AMOUNT     CAPITAL   EARNINGS       INCOME        STOCK        EQUITY
Balance, December 31,
  2000                    3,130,844   $31,308     $18,214    $2,974       $ (810)      $(1,172)      $50,514
Net income for the
  three months ended
  March 31, 2001                                              1,684                                    1,684
Dividends declared,
  $0.25                                                        (770)                                    (770)
Treasury Stock acquired
  (20,936 shs)                                                                            (664)         (664)
Net change in unrealized
  gain on investments
  available for sale,
  net of tax $1,463                                                        2,839                       2,839

Balance, March 31, 2001   3,130,844   $31,308     $18,214    $3,888       $2,029       $(1,836)      $53,603



                    PENNS WOODS BANCORP, INC.
                     CONSOLIDATED STATEMENT
                          OF CASH FLOWS

                                     THREE MONTHS   THREE MONTHS
                                         ENDED          ENDED
                                       MARCH 31,      MARCH 31,
                                         2001           2000
                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net Income                           $  1,684       $  1,546
  Adjustments to reconcile net
    income to net cash provided
    by operating activities
      Depreciation                          162            158
      Provision for loan losses              93             78
      Accretion and amortization of
        investment security discounts
        and premiums                       (194)          (121)
      Securities gains, net                (135)          (161)
      Gain on sale of foreclosed
        assets                              (10)             -
      Decrease (Increase) in all
        other assets                         60           (158)
      Increase in all other
        liabilities                         264            495

        Net cash provided by
          operating activities            1,924          1,837

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of securities available
    for sale                             (1,575)       (21,065)
  Proceeds from sales of securities
    available for sale                    1,065         20,508
  Proceeds from calls and maturities
    of securities available for sale      3,553          2,361
  Purchase of securities held to
    maturity                                (25)             -
  Proceeds from calls and maturities
    of securities held to maturity          691             14
  Net decrease (increase) in loans        2,985           (805)
  Acquisition of bank premises and
    equipment                               (98)          (123)
  Proceeds from the sale of
    foreclosed assets                       130             24

        Net cash provided by
          investing activities            6,726            914

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing
    deposits                              7,709          9,115
  Net (decrease) increase in non-
    interest-bearing deposits            (1,232)         1,496
  Net decrease in short-term
    borrowings                          (15,771)       (12,281)
  Dividends paid                           (770)          (719)
  Stock options exercised                     -             52
  Purchase of Treasury Stock               (664)             -

        Net cash used in financing
          activities                    (10,728)        (2,337)

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                       (2,078)           414
CASH AND CASH EQUIVALENTS, BEGINNING     15,318         12,474

CASH AND CASH EQUIVALENTS, ENDING      $ 13,240       $ 12,888

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

The Company paid approximately $3,315,000 and $2,935,000 in interest on deposits and other borrowings during the first quarter of 2001 and 2000, respectively.

There were no income tax payments made by the Company during the first quarter of 2001. Approximately $210,000 in income tax payments were made by the Company during the first quarter of 2000.



            PENNS WOODS BANCORP, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Basis of Presentation

     The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for the fair presentation of results for such periods. All of those adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2000.

          Reclassification of Comparative Amounts

     Certain comparative amounts for the prior periods have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or stockholders' equity.

NOTE 2.  Comprehensive Income

     The components of other comprehensive income and related tax effects are as follows:

                                           March 31,   March 31,
                                              2001        2000
                                               (IN THOUSANDS)
Change in net unrealized gain (loss) on
  securities available for sale              $2,928     $  (951)

  Less:  Reclassification adjustment for
    realized gains included in net income,
    net of taxes of $46 for 2001 and $55
    for 2000                                     89         106

Net unrealized gain (loss) net of tax        $2,839     $(1,057)

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

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2001 and 2000

     Interest Income

     For the three months ended March 31, 2001, total interest income increased by $284,000 or 4.16% compared to the same period in 2000. This improvement is due to an increase of $250,000 in interest and fees on loans, an increase in total interest and dividends on investments of $31,000 and a slight increase in other interest income of $3,000.

     The increase in interest and fees on loans of $250,000 was primarily due to the net effect of gross loan growth of $8,882,000 from March 31, 2000 to March 31, 2001 and offset by a 150 basis point decline in the prime rates during the previous twelve months. Interest and dividends on investments increased due to the net effect of a $183,000 decrease in taxable interest due to the decrease in the average holdings of U.S. Government agency securities during the first three months of 2001 compared to the same period in 2000; a $220,000 increase in nontaxable interest related to the higher average volume of municipal securities held during the first three months of 2001 compared to the first three months of 2000; and a decrease in dividend income on equity securities of $6,000.

         Interest Expense

      For the three months ended March 31, 2001 total interest expense increased $362,000 or 12.35% over the same period in 2000. The overall increase in interest expense is the result of a $456,000 increase in interest paid on deposits, mainly due to volume; a $202,000 decrease in interest expense paid on short-term borrowings, due to a decline of average overnight FHLB borrowings of approximately $9,000,000, the rate paid on these borrowings and a decrease in the average rate paid on repurchase agreements during the previous twelve months. An increase of $108,000 in interest paid on other borrowings was due to a net increase of $4,500,000 in FHLB borrowings.

         Provision for Loan Losses

     The provision for loan losses totaled $93,000 for the three months ended March 31, 2001. The provision for the same period in 2000 was $78,000.

     As of the first quarter of 2001, charge offs exceeded recoveries by $82,000 compared to the first quarter of 2000 when charge offs exceeded recoveries by $36,000.

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

     The ratio of the allowance for loan losses to non-accruing loans and those accruing but delinquent more than 90 days
(collectively called "non-performing" loans) stood at 3.7% at March 31, 2001 compared to 3.6% at December 31, 2000.

     The overall decrease in non-performing loans totaled $26,000. Non-performing commercial and agricultural loans and installment loans accounted for $190,000 and $4,000, respectively of the overall decrease whereas non-performing loans secured by real estate increased $168,000. Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.

         Other Operating Income

     Other operating income for the three months ended March 31, 2001 increased $293,000. This increase is due to the net effect of an increase in service charges collected of $5,000, a decrease in securities gains realized of $26,000 and an increase in other income of $314,000.

     Market conditions in the first quarter of 2000 provided more opportunity for the Company to take security gains than in the first quarter of 2001.

     The substantial increase in other income was mostly due to commission income realized during the first quarter of 2001 from the sale of various financial products. Such financial products are offered through the Bank's subsidiary, The M Group, Inc., which was acquired in the fourth quarter of 2000. Also contributing to other income were the sale of two other real estate properties and Visa merchant machine income.

Other Operating Expense

     For the three months ended March 31, 2001 total other operating expenses increased $137,000 over the same period in 2000.

     Employee salaries and benefits increased $76,000 as a result of normal increases in salary levels and salaries associated with the Bank's subsidiary.

     Occupancy expense increased $4,000 and furniture and equipment expense decreased $15,000. The increase in occupancy expense can be attributed to increases in rental and depreciation expenses related to the opening of the new State
College office.

     The $15,000 decrease in furniture and equipment expense can be attributed mainly to the reduction of general maintenance and depreciation expenses.

     An overall increase in other expenses totaled $72,000.
This increase is mainly due to amortization expense associated with the acquisition of The M Group, Inc. on October 1, 2000.

Provision for Income Taxes

     Provision for income taxes for the three months ended March 31, 2001 resulted in an effective income tax rate of 18.84% compared to 23.16% for the corresponding period in 2000. The decrease noted is due to an increase in non-taxable income for the period.

ASSET/LIABILITY MANAGEMENT

Assets

     At  March 31, 2001, cash and investment securities totaled
$130,462,000 or a net decrease of $1,158,000 over the corresponding balance at December 31, 2000. Investment securities increased $920,000 while cash decreased $2,078,000.
During this period, net loans decreased by $3,078,000 to $240,529,000.

     The increase in investment securities is primarily due to the change in the net unrealized gain/loss from a loss of $1,227,000 at December 31, 2000 to a gain of $3,074,000 at
March 31, 2001. The sale of over $3,000,000 in U.S. Government agencies also reduced total investment securities.

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

     The allowance for loan losses totaled $2,890,000 at March 31, 2001, an increase of $11,000 over the balance at December 31, 2000. For the three months ended March 31, 2001, the provision for loan losses totaled $93,000. As a percent of loans, the allowance for loan losses totaled 1.20% at March 31, 2001 and 1.17% at December 31, 2000.

     Loans accounted for on a non-accrual basis totaled $523,000 and $777,000 at March, 31, 2001 and December 31, 2000,
respectively.

     Accruing loans, contractually delinquent 90 days or more were $254,000 at March 31, 2001 and $27,000 at December 31,
2000. These loans are predominately secured by mortgages on real estate where appraisal values mitigate any potential loss of interest and principal. The ratio of the allowance for loan losses to non-accruing loans and those accruing but delinquent more than 90 days was 3.7% at March 31, 2001 and 3.6% at December 31, 2000. Presently the portfolio has no loans that meet the definition of "trouble debt restructurings" under FAS 15.

     A watch list of potential problem loans is maintained and updated quarterly by an internal credit review committee. At this time there are no credits of substance that have the potential to become more than 90 days delinquent.

     The Bank has not had nor presently has any foreign outstandings. In addition, no known concentrations of credit presently exist.

     At March 31, 2001 the balance of other real estate was $307,000 compared to $162,000 at December 31, 2000. Three of the four properties totaling $162,000 that were held in other real estate at December 31, 2000 were sold, two additional properties were placed into other real estate during the first quarter of 2001.

Deposits

     At March 31, 2001 total deposits amounted to $284,611,000 representing an increase of $6,477,000, or 2.33%, from total deposits at December 31, 2000. Non-interest and interest-bearing demand deposits declined $1,232,000 and $2,849,000, respectively. Savings deposits changed slightly, increasing $2,474,000. Time deposits increased $8,084,000 due to successful marketing strategies.

Other Liabilities

     At March 31, 2001, other liabilities totaled $2,299,000 or a $285,000 increase over the balance at December 31, 2000. This increase is primarily due to an increase in accrued taxes and accrued expenses.

Capital

     The adequacy of the Company's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Company's resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets and preserve high quality credit ratings.

     Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total risk-based, Tier I risk-based and Tier I leverage capital requirements. In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvements Act (FDICIA) established five capital categories ranging from "well capitalized" to "critically undercapitalized." To be classified as "well capitalized," Total risk-based, Tier I risked-based and Tier I leverage capital ratios must be at least 10%, 6%, and 5% respectively.

     At March 31, 2001 the Company was "well capitalized" with a total capital ratio of 20.50%, a Tier I capital ratio of 19.34% and a Tier I leverage ratio of 12.43%.

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

     5.  Investments to Total Deposits, 50% maximum

     6.  Total Liquid Assets to Total Assets, 25% minimum

     7.  Total Liquid Assets to Total Liabilities, 25% minimum

     8.  Net Core Funding Dependence, 35% maximum

     The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totalling $8,000,000 from correspondent banks. In addition, the Bank has an agreement with the Federal Home Loan Bank of Pittsburgh that enables the Bank to receive advances up to $117,547,000 through the Federal Home Loan Bank's "Open Repo Plus", revolving line of credit program, with commitment up to one year.

     All of the funding mentioned is available to the Bank, should the need for short-term funds arise.

     The following table sets forth the Company's interest rate sensitivity as of March 31, 2001:

                                            AFTER ONE    AFTER TWO     AFTER
                                 WITHIN    BUT WITHIN   BUT WITHIN     FIVE
                                ONE YEAR   TWO  YEARS   FIVE YEARS     YEARS
Earning assets: (1) (2)
  Investment securities (1)    $  7,107     $  6,164     $ 17,221    $ 86,694
  Loans (2)                      84,678       39,304       98,845      20,592

Total earning assets             91,785       45,468      116,066     107,286

Interest bearing liabilities:
  Deposits (3)                  137,622       32,107       42,579      26,067
  Borrowings                      8,891            -       38,137           -

Total interest bearing
  liabilities                   146,513       32,107       80,716      26,067

Net non-interest bearing
  funding (4)                     7,520        7,521       22,560      37,601

Total net funding sources       154,033       39,628      103,276      63,668

Excess assets (liabilities)     (62,248)       5,840      12,790      43,618
Cumulative excess
  assets (liabilities)          (62,248)     (56,408)     (43,618)          -

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

     In this analysis the company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOW's, savings accounts, and the MMDA accounts will be adjusted by 25% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in its balance sheet. Below are the results of this rate shock analysis as of March 31, 2001:

                                             Net Interest Income
           Change in Rates                    Change (After tax)
                 -200                                369
                 -100                                224
                 +100                                 -1
                 +200                               -134

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

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

     The annual meeting of shareholders of Penns Woods Bancorp, Inc. took place on April 25, 2001. The following two (2) matters were voted upon:

     1.  Election of the four (4) persons listed in Class (1)
         Directors of the Proxy Statement dated March 27, 2001 whose terms expire in 2004.

         Class (1) Directors:

         Michael J. Casale, Jr.
         R.Edward Nestlerode, Jr.
         William H. Rockey
         Ronald A. Walko

     2. To ratify the appointment by the Corporation's Board of Directors of S.R. Snodgrass of Wexford, Pennsylvania,
         Certified Public Accountants as the independent auditors for the year ending December 31, 2001.

     The following table presents the results of the vote tabulation:

Issue   Description                            For      Withhold
  1.    Election of Directors for a
        Three Year Term

        Michael J. Casale, Jr.              2,234,583     9,511
        R. Edward Nestlerode, Jr.           2,239,936     4,158
        William H. Rockey                   2,242,604     1,490
        Ronald A. Walko                     2,243,009     1,085

Issue   Description                   For      Against   Abstain
  2.    Ratification of S.R. Snodgrass,
        Certified Public Accountants
        as independent auditors

                                   2,221,287     1,172    21,635

Item 5.  Other Information

     On April 11, 2001, Penns Woods Bancorp, Inc. filed with the Securities and Exchange Commission, on Form S-8 with respect to 100,000 shares of common stock of Penns Woods that may be issued under the Penns Woods Bancorp, Inc. 1998 Stock Option Plan.

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

(b)   Reports on Form 8-K

            None


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PENNS WOODS BANCORP, INC.
                                     (Registrant)

Date:  May 14, 2001           /s/ Ronald A. Walko
                              Ronald A. Walko,
                              President and Chief
                                Executive Officer

Date:  May 14, 2001           /s/ Sonya E. Scott
                              Sonya E. Scott,
                              Secretary