Form 10-Q
period 2001-06-30
PENNS WOODS BANCORP INC
filed 2001-08-13
CIK 716605

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

( X )  Quarterly Report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934 for the Quarterly Period
       Ended June 30, 2001,

(  )   Transition report pursuant to Section 13 or 15 (d) of the
       Exchange Act for the Transition Period from
       _______________ to _______________.

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

                   YES [ X ]      NO[   ]

On August 9, 2001 there were 3,065,307 shares of the Registrant's common stock outstanding.



                    PENNS WOODS BANCORP, INC.
              INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                           Page
                                                          Number

Part I  Financial Information

  Item 1.  Financial Statements

     Consolidated Balance Sheet (unaudited) as of              3
       June 30, 2001 And December 31, 2000

     Consolidated Statement of Income (unaudited) for          5
       the Three And Six Months ended June 30, 2001
       and 2000

     Consolidated Statement of Changes in Stockholders'        7
       Stockholders' Equity (unaudited) for the
       Six Months ended June 30, 2001

     Consolidated Statement of Cash Flows                      8
       (unaudited) for the Six Months ended June 30,
       2001 and 2000

     Consolidated Statement of Comprehensive Income           10
       (unaudited) For the Three and Six Months ended
       June 30, 2001

     Notes to Consolidated Financial Statements               11

  Item 2.  Management's Discussion and Analysis of            12
           Financial Condition and Results of
           Operations

Part II  Other Information                                    22

   Signatures                                                 24



                    PENNS WOODS BANCORP, INC.
                    CONSOLIDATED BALANCE SHEET

                                         June 30,   December 31,
                                           2001         2000
                                              (IN THOUSANDS)
ASSETS:
  Cash and due from banks               $ 13,932      $ 15,318
  Investment securities available for
    sale                                 122,541       113,074
  Investment securities held to            1,912         3,228
    maturity (market value of
    $1,967,000 and $3,261,000)
  Loans, net of unearned discount        246,231       246,486
  Allowance for loan losses               (2,910)       (2,879)

    Loans, net                           243,321       243,607

  Bank premises and equipment, net         4,561         4,727
  Accrued interest receivable              2,546         2,581
  Bank owned life insurance                2,401         2,353
  Other assets                             7,756        10,025

    TOTAL ASSETS                        $398,970      $394,913

LIABILITIES:
  Demand deposits                       $ 48,048      $ 47,468
  Interest-bearing demand deposits        46,107        46,672
  Savings deposits                        47,251        43,980
  Time deposits                          150,258       140,014

    Total deposits                      $291,664      $278,134

  Short-term borrowings                   17,486        31,021
  Other borrowings                        31,778        31,778
  Accrued interest payable                 1,327         1,452
  Other liabilities                        2,260         2,014

    Total liabilities                   $344,515      $344,399

SHAREHOLDERS' EQUITY:
  Common stock, par value $10;
    10,000,000 shares authorized and
    3,130,844 shares issued             $ 31,308      $ 31,308
  Additional paid-in capital              18,214        18,214
  Retained earnings                        4,927         2,974
  Accumulated other comprehensive
   income (loss)                           2,031          (810)
  Less:  Treasury stock at cost,
    60,937 and 33,551                     (2,025)       (1,172)

    Total shareholders' equity          $ 54,455      $ 50,514

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY              $398,970      $394,913

See accompanying notes to the unaudited consolidated financial statements.



                    PENNS WOODS BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME

                                      SIX MONTHS      SIX MONTHS       QUARTER         QUARTER
                                        ENDED           ENDED           ENDED           ENDED
                                    June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans            $10,866         $10,394         $ 5,477         $ 5,255
  Interest and dividends on
    investments:
    Taxable interest                      1,515           1,915             700             917
    Nontaxable interest                   1,468             916             792             460
    Dividends                               319             443             147             265

      Total interest and dividends
        on investments                    3,302           3,274           1,639           1,642

  Other interest income                      85              96              34              48

      Total interest income              14,253          13,764           7,150           6,945

INTEREST EXPENSE:
  Interest on deposits                    5,084           4,286           2,519           2,177
  Interest on short-term borrowings         495             922             220             480
  Interest on other borrowings              911             761             458             381

      Total interest expense              6,490           5,969           3,197           3,038

  Net interest income                     7,763           7,795           3,953           3,907
  Provision for loan losses                 186             130              93              52

  Net interest income after provision
    for loan losses                       7,577           7,665           3,860           3,855

OTHER OPERATING INCOME:
  Service charges                           716             768             383             394
  Securities gains                          346             252             211              91
  Other income                              766             121             368              83

      Total other operating income        1,828           1,141             962             568

OTHER OPERATING EXPENSES:
  Salaries and employee benefits          2,597           2,429           1,306           1,214
  Occupancy expense, net                    396             393             187             188
  Furniture and equipment expense           382             409             191             203
  Other expenses                          1,717           1,542             900             797

      Total other operating expenses      5,092           4,773           2,584           2,402

INCOME BEFORE TAXES                       4,313           4,033           2,238           2,021
INCOME TAX PROVISION                        823             883             432             417

NET INCOME                              $ 3,490         $ 3,150         $ 1,806         $ 1,604

EARNINGS PER SHARE - BASIC              $  1.13         $  1.01         $  0.58         $  0.52

EARNINGS PER SHARE - DILUTED            $  1.13         $  1.01         $  0.58         $  0.52

BASIC WEIGHTED AVERAGE SHARES
  OUTSTANDING                         3,079,471       3,125,040       3,079,471       3,125,040

DILUTED WEIGHTED AVERAGE SHARES
  OUTSTANDING                         3,079,471       3,125,040       3,079,471       3,125,040

See accompanying notes to the unaudited consolidated financial statements.



                    PENNS WOODS BANCORP, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                 (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                  ACCUMU-
                                                                                  LATED
                                                                                   OTHER                 TOTAL
                                          COMMON          ADDITIONAL              COMPRE-               SHARE-
                                           STOCK            PAID-IN    RETAINED   HENSIVE   TREASURY   HOLDERS'
                                      SHARES     AMOUNT     CAPITAL    EARNINGS    INCOME     STOCK     EQUITY
Balance, December 31, 2000          3,130,844   $31,308     $18,214    $ 2,974    $ (810)   $(1,172)   $50,514

Net income for the six months
  ended June 30, 2001                                                    3,490                           3,490
Dividends declared, $0.50                                               (1,537)                         (1,537)
Treasury Stock acquired
  (27,386 shs)                                                                                 (853)      (853)
Net change in unrealized gain
  on investments available for
  sale, net of tax $1,464                                                          2,841                 2,841

Balance, June 30, 2001              3,130,844   $31,308     $18,214    $ 4,927    $2,031    $(2,025)   $54,455

See accompanying notes to the unaudited consolidated financial statements.



                    PENNS WOODS BANCORP, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS

                                         SIX MONTHS   SIX MONTHS
                                            ENDED        ENDED
                                          JUNE 30,     JUNE 30,
                                            2001         2000
                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                              $  3,490     $  3,150
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Depreciation                               324          198
    Provision for loan losses                  186          130
    Accretion and amortization of
      investment security discounts
      and premiums                            (394)        (252)
    Securities gains, net                     (346)        (243)
    Gain on sale of foreclosed assets          (24)          25
    Decrease (Increase) in all other
      assets                                   561         (555)
    Increase in all other liabilities          120          496

      Net cash provided by operating
        activities                           3,917        2,949

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities available for
    sale                                   (28,675)     (23,921)
  Proceeds from sales of securities
    available for sale                      16,122       26,806
  Proceeds from calls and maturities
    of securities available for sale         8,014        3,505
  Purchase of securities held to
    maturity                                   (25)        (273)
  Proceeds from calls and maturities
    of securities held to maturity           1,346            -
  Net decrease (increase) in loans             100       (7,816)
  Acquisition of bank premises and
    equipment                                 (158)         (94)
  Proceeds from the sale of foreclosed
    assets                                     368           97
      Net cash used in investing
        activities                          (2,908)      (1,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in interest-bearing
    deposits                                12,950       11,611
  Net (decrease) increase in non-
    interest-bearing deposits                  580        3,840
  Net decrease in short-term
    borrowings                             (13,535)     (10,577)
  Dividends paid                            (1,537)      (1,438)
  Stock options exercised                        0           52
  Purchase of Treasury Stock                  (853)           -

      Net cash (used in) provided by
        financing activities                (2,395)       3,488

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                          (1,386)       4,741
CASH AND CASH EQUIVALENTS, BEGINNING        15,318       12,474

CASH AND CASH EQUIVALENTS, ENDING         $ 13,932     $ 17,215

The Company paid approximately $6,615,000 and $5,969,000 interest on deposits and other borrowings during the first half of 2001 and 2000, respectively.

The Company made income tax payments of approximately $920,000 and $982,000 in the first half of 2001 and 2000, respectively.

See accompanying notes to the unaudited consolidated financial statements.



                    PENNS WOODS BANCORP, INC.
    CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                              Three Months Ended
                                                   June 30,
                                                2001      2000
                                               (In Thousands)

Net Income                                    $1,806    $ 1,604
Other comprehensive Income:
  Unrealized gains (losses) on available
    for sale securities                       $  214    $(1,103)
  Less: Reclassification adjustment for
    gain included in net income                 (211)       (91)
Other comprehensive income before tax              3     (1,194)
Income tax expense (benefit) related to
  other comprehensive income                       1       (406)
Other comprehensive income (loss), net of
  tax                                              2       (788)
Comprehensive income                          $1,808    $   816

                                               Six Months Ended
                                                   June 30,
                                                2001      2000
                                               (In Thousands)

Net Income                                    $3,490    $ 3,150
Other comprehensive Income:
  Unrealized gains (losses) on available
    for sale securities                       $4,650    $(2,544)
  Less:  Reclassification adjustment for
    gain included in net income                 (346)      (252)
Other comprehensive income before tax          4,304     (2,796)
Income tax expense (benefit) related to
  other comprehensive income                   1,463       (951)
Other comprehensive income (loss), net of
  tax                                          2,841     (1,845)
Comprehensive income                          $6,331    $ 1,305



PENNS WOODS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Nos. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill form an amortization method to an impairment-only approach. Thus, amortization of goodwill including goodwill recorded in past business combinations, will cease upon adoption of this Statement. At June 30, 2001, the Company has approximately $3.1 million of intangibles resulting from previous business acquisitions.

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

EARNINGS SUMMARY

Comparison of the Six Months Ended June 30, 2001 and 2000
Interest Income

For the six months ended June 30, 2001, total interest income increased by $489,000 or 3.55% compared to the same period in 2000. This improvement is due to an increase of $472,000 in interest and fees on loans, an increase in total interest and dividends on investments of $28,000 and offset by a slight decrease in other interest income of $11,000.

The increase in interest and fees on loans of $472,000 was primarily due to the net effect of average gross loan growth of $11,738,000 from June 30, 2000 to June 30, 2001 and offset by a 275 basis point decline in the prime rates during the first six months of 2001. Interest and dividends on investments increased due to the net effect of a $400,000 decrease in taxable interest as a result of a decrease in the average holdings of U.S. Government agency securities during the first six months of 2001 compared to the same period in 2000; a $552,000 increase in nontaxable interest related to the higher average volume of municipal securities held during the first six months of 2001 compared to the first six months of 2000; and a decrease in dividend income on equity securities of $124,000. Management has focused on the acquisition of nontaxable securities, thereby maximizing after tax returns.

Interest Expense

For the six months ended June 30, 2001 total interest expense increased $521,000 or 8.73% over the same period in 2000. The overall increase in interest expense is the result of a $798,000 increase in interest paid on deposits, a $427,000 decrease in interest expense paid on short-term borrowings and an increase of $150,000 on interest paid on other borrowings. Interest paid on deposits increased as a result of interest bearing deposit growth of $19,477,000, over the last twelve months. The substantial growth in deposits reduced the need for overnight FHLB borrowings. As a result of the decline in average overnight FHLB borrowings of approximately $10,774,000, interest expense on short-term borrowings decreased. Deposit growth also funded the increases in the investment portfolio. The increase of $150,000 in interest paid on other borrowings was due to a net increase of $4,500,000 in FHLB borrowings. The substantial increase in interest expense related to deposits.

Provision for Loan Losses

The provision for loan losses totaled $186,000 for the six months ended June 30, 2001. The provision for the same period in 2000 was $130,000.

As of June 30, 2001, charge-offs exceeded recoveries by $155,000 compared to June 30, 2000, when charge-offs exceeded recoveries by $60,000.

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

In addition to the preceding, senior management also reviews macro portfolio risks such as concentrations, absence of foreign credit exposure and growth objectives in refining the allowance and provisions.

The ratio of the allowance to net loans for June 30, 2001 was 1.18% compared to 1.17% at December 31, 2000.

The overall decrease in non-performing loans from December 31, 2000, totaled $343,000. Non-performing commercial and agricultural loans, installment loans and loans secured by real estate decreased $178,000, $3,000 and $162,000, respectively. Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.

Other Operating Income

Other operating income for the six months ended June 30, 2001 increased $687,000. This increase is due to the net effect of a decrease in service charges collected of $52,000, an increase in securities gains realized of $94,000 and an increase in other income of $645,000.

The substantial increase in other income was mostly due to commission income realized during the first and second quarters of 2001 from the sale of various financial products. Such financial products are offered through the Bank's subsidiary, The M Group, Inc., which was acquired in the fourth quarter of 2000. Income generated from The M Group, Inc., comprised $476,000 of the increase in other income.

Other Operating Expense

For the six months ended June 30, 2001 total other operating expenses increased $319,000 over the same period in 2000.

Employee salaries and benefits increased $168,000 as a result of normal increases in salary levels and additional salaries associated with the Bank's subsidiary.

Occupancy expense increased $3,000 and furniture and equipment expense decreased $27,000. The $27,000 decrease in furniture and equipment expense is explained by the reduction of general maintenance costs and depreciation expenses.

An overall increase in other expenses totaled $175,000. This increase is mainly due to the addition of normal operating costs and amortization expense associated with the acquisition and operation of The M Group, Inc. The amortization of goodwill amounted to $110,000. Management anticipates that adopting of FASB Statement No. 142, the amortization of goodwill will discontinue beginning in 2002.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2001 resulted in an effective income tax rate of 19.08% compared to 21.89% for the corresponding period in 2000. The securities portfolio has continued to shift towards tax-exempt securities from a year ago resulting in the tax rate reduction.

Comparison of the Three Months Ended June 30, 2001 and 2000

Interest Income

During the second quarter of 2001 interest income earned was $7,150,000 an increase of $205,000 or 2.95% over the same quarter in 2001.

Interest income on loans accounted for $222,000 of the total increase in interest income. Gross loans increased $4,652,000 from June 30, 2001 to June 30, 2000. The net effect of the volume increase and declining prime rates explain the overall increase.

A decrease of $3,000 occurred in interest and dividends on investments. Taxable interest decreased $217,000, non-taxable interest increased $332,000 and dividends decreased $118,000 due to the same reasons noted for the six-month comparison. Taxable interest decreased as a result of a decline in the average holdings of U.S. Government agency securities during the second quarter of 2001 compared to the same period in 2000; the increase in nontaxable interest is related to the higher average volume of municipal securities held during the second quarter of 2001 compared to the second quarter of 2000.

Interest Expense

Interest expense during the second quarter of 2001 increased by $159,000 or 5.23% over interest expense incurred during the second quarter of 2000.

Interest bearing deposits grew $19,477,000 from the second quarter 2000, contributing to the additional interest expense. Interest expense on short-term borrowings decreased by $260,000 and interest expense on other borrowings increased $77,000. The decrease in interest expense paid on short-term borrowings was due to a decline of average overnight FHLB borrowings of approximately $12,500,000. The increase of $77,000 in interest paid on other borrowings was due to a net increase of $4,500,000 in FHLB borrowings.

Other Operating Income

Total other operating income increased $394,000 or 69.37% to $962,000 during the three-month period in 2001 compared to $568,000 in 2000. Other income and security gains increased $285,000 and $120,000, respectively, while service charges decreased by $11,000. The substantial increase in other income was mostly due to commission income realized during the second quarter of 2001 from the sale of various financial products. Such financial products are offered through the Bank's subsidiary, The M Group, Inc., which was acquired in the fourth quarter of 2000.

Other Operating Expense

Total other operating expenses increased $182,000 or 7.58%. Salaries and employee benefits increased $92,000 as a result of normal increases in salary levels and salaries associated with the Bank's subsidiary. Occupancy expense decreased minimally during the second quarter of 2001 when compared to the second quarter of 2000 by $1,000. Furniture and equipment expense decreased $12,000 or 5.91%. The decrease is mainly attributable to a decline of depreciation expense. Other operating expenses increased during the three-month period in 2001 when compared to the same period in 2000 by $103,000. This increase is mainly due to normal operating expenses and amortization expenses associated with the acquisition of The M Group, Inc. on October 1, 2000.

Provision for Income Taxes

Income taxes increased $15,000 or 3.60% due to taxes associated with The M Group, Inc. that were partially offset by increased holdings of tax-exempt municipal securities and.

ASSET/LIABILITY MANAGEMENT

Assets

At June 30, 2001, cash and investment securities totaled
$138,385,000 or a net increase of $6,765,000 over the corresponding balance at December 31, 2000. Investment securities increased $8,151,000 while cash decreased $1,386,000.
During this period, net loans decreased by $286,000 to $243,321,000.

The increase in investment securities is primarily due to the change in the net unrealized gain/loss from a loss of $1,227,000 at December 31, 2000 to a gain of $3,078,000 at June 30, 2001. Additionally, deposit growth was utilized to acquire investment securities.

The Bank has not had nor does it presently have any foreign outstandings. In addition, no known concentrations of credit presently exist.

At June 30, 2001 the balance of other real estate was $223,000 compared to $162,000 at December 31, 2000. All three properties totaling $162,000 that were held in other real estate at December 31, 2000 were sold. One of three additional properties that were placed into other real estate during the first and second quarters of 2001 was sold.

Deposits

At June 30, 2001 total deposits amounted to $291,664,000 representing an increase of $13,530,000, or 4.86%, from total deposits at December 31, 2000. Non-interest bearing deposits increased $580,000. Savings and time deposits increased $3,271,000 and $10,244,000, respectively. Interest bearing deposits declined $565,000. The overall increase in deposits represents Penns Woods Bancorp, Inc.'s growing presence in the Centre County market area and successful marketing strategies.

Capital

The adequacy of the Company's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Company's resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets and preserve high quality credit ratings.

Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total risk-based, Tier I risk-based and Tier I leverage capital requirements. In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvements Act (FDICIA) established five capital categories ranging from "well capitalized" to "critically undercapitalized." To be classified as "well capitalized, "Total risk-based, Tier I risked-based and Tier I leverage capital ratios must be at least 10%, 6%, and 5% respectively.

At June 30, 2001 the Company was "well capitalized" with a total capital ratio of 21.06%, a Tier I capital ratio of 19.63% and a Tier I leverage ratio of 12.65%.

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

     5.  Investments to Total Deposits, 50% maximum

     6.  Total Liquid Assets to Total Assets, 25% minimum

     7.  Total Liquid Assets to Total Liabilities, 25% minimum

     8.  Net Core Funding Dependence, 35% maximum

The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totaling $8,000,000 from correspondent banks. In addition, the Bank has an agreement with the Federal Home Loan Bank of Pittsburgh that enables the Bank to receive advances up to $113,724,000 through the Federal Home Loan Bank's "Open Repo Plus", revolving line of credit program, with commitment up to one year. Federal Home Loan Bank advances totaled $35,178,000 as of June 30, 2001.

All of the funding mentioned is available to the Bank, should the need for short-term funds arise.

The following table sets forth the Company's interest rate sensitivity as of June 30, 2001:

                                            AFTER ONE    AFTER TWO     AFTER
                                 WITHIN    BUT WITHIN   BUT WITHIN     FIVE
                                ONE YEAR   TWO  YEARS   FIVE YEARS     YEARS
Earning assets:(1)(2)
  Investment securities(1)      $  5,473    $  6,229     $ 20,850    $ 90,904

  Loans(2)                        84,823      39,674      101,941      19,793

Total earning assets              90,296      45,903      122,791     110,697

  Deposits(3)                    131,715      38,395       45,405      28,125
  Borrowings                      17,487           0       31,778           0

Total interest bearing
  liabilities                    149,202      38,395       77,183      28,125

Net non-interest bearing
  funding(4)                       7,678       7,678       23,035      38,391

Total net funding sources        156,880      46,073      100,218      66,516

Excess assets (liabilities)      (66,584)       (170)      22,573      44,181
Cumulative excess
  assets (liabilities)           (66,584)    (66,754)     (44,181)          -

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

                                 Net Interest Income
            Change in Rates       Change (After tax)
                  -200                  80
                  -100                  78
                  +100                 127
                  +200                 201

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

                       Class (1) Directors:

          Michael J. Casale, Jr.
          R. Edward Nestlerode, Jr.
          William H. Rockey
          Ronald A. Walko

     2. To ratify the appointment by the Corporation's Board of Directors of S.R. Snodgrass A.C., of Wexford,
         Pennsylvania, Certified Public Accountants as the independent auditors for the year ending December 31, 2001.

The following table presents the results of the vote tabulation:

Issue   Description                            For      Withheld

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
        Snodgrass A.C.,
        Certified Public
        Accountants as
        independent auditors       2,221,287    1,172     21,635

Item 5.  Other Information

On April 11, 2001, Penns Woods Bancorp, Inc. filed with the Securities and Exchange Commission a Registration Statement on Form S-8 with respect to 100,000 shares of common stock of Penns Woods that may be issued under the Penns Woods Bancorp, Inc. 1998 Stock Option Plan.

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

                              PENNS WOODS BANCORP, INC.
                              (Registrant)


Date:  August 9, 2001                        /s/Ronald A. Walko
                                             Ronald A. Walko,
                                             President and Chief
                                             Executive Officer

Date:  August 9, 2001                        /s/Sonya E. Scott
                                             Sonya E. Scott,
                                             Secretary