Form 10-Q
period 2001-09-30
PENNS WOODS BANCORP INC
filed 2001-11-14
CIK 716605

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(X) Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001,

( ) Transition report pursuant to Section 13 or 15 (d) of the Exchange Act for the transition period from __________________ to __________________

                           No. 0-17077
                     ------------------------
                     (Commission File Number)

                    PENNS WOODS BANCORP, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                            23-2226454
-------------------------------              -------------------
(State or other jurisdiction of                I.R.S. Employer
 incorporation or organization)              Identification No.)

300 Market Street, Williamsport, Pennsylvania            17701
---------------------------------------------         ----------
   (Address of principal executive offices)           (Zip Code)

                          (570) 322-1111
        --------------------------------------------------
        Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES [ X ]      NO [   ]

On November 9, 2001, there were 3,040,090 shares of the Registrant's common stock outstanding.



Item 1.  Financial Statements

                 PENNS WOODS BANCORP, INC.
           CONSOLIDATED BALANCE SHEET (Unaudited)

                                    September 30,   December 31,
                                         2001          2000
                                    -------------   ------------
                                           (IN THOUSANDS)
ASSETS:
  Cash and due from banks             $ 12,702       $ 15,318
  Investment securities available
    for sale                           124,608        112,963
  Investment securities held to
    maturity (market value of
    $1,974,000 and $3,261,000)           1,907          3,228
  Loans, net of unearned discount      251,943        246,486
  Allowance for loan losses             (2,911)        (2,879)
                                      --------       --------
    Loans, net                         249,032        243,607
                                      --------       --------

  Bank premises and equipment, net       4,480          4,727
  Accrued interest receivable            2,502          2,581
  Bank owned life insurance              7,931          2,353
  Other assets                           7,755         10,083
                                      --------       --------
    TOTAL ASSETS                      $410,917       $394,860
                                      ========       ========
LIABILITIES:
  Demand deposits                     $ 48,791       $ 47,468
  Interest-bearing demand
    deposits                            45,299         46,672
  Savings deposits                      52,297         43,980
  Time deposits                        142,769        140,014
                                      --------       --------
    Total deposits                    $289,156       $278,134

  Short-term borrowings                 30,786         31,021
  Other borrowings                      31,778         31,778
  Accrued interest payable               1,308          1,452
  Other liabilities                      2,301          2,014
                                      --------       --------
    Total liabilities                 $355,329       $344,399
                                      --------       --------

SHAREHOLDERS' EQUITY:
Common stock, par value $10;
  10,000,000 shares authorized
  and 3,130,844 shares issued         $ 31,308       $ 31,308
Additional paid-in capital              18,214         18,214
Retained earnings                        6,288          2,974
Accumulated other comprehensive
  income (loss)                          2,488           (863)
Less:  Treasury stock, at cost
  (82,619 and 33,551 shares)            (2,710)        (1,172)
                                      --------       --------
    Total shareholders' equity        $ 55,588       $ 50,461
                                      --------       --------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY            $410,917       $394,860
                                      ========       ========

See accompanying notes to the unaudited consolidated financial statements.



                    PENNS WOODS BANCORP, INC.
           CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                   NINE MONTHS     NINE MONTHS     THREE MONTHS
THREE MONTHS
                                                      ENDED           ENDED           ENDED           ENDED
                                                  September 30,   September 30,   September 30,   September 30,
                                                       2001            2000            2001            2000
                                                  -------------   -------------   -------------   -------------
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans                          $16,429         $15,918          $5,563          $5,524
                                                    ---------       ---------       ---------       ---------
  Interest and dividends on investments:
    Taxable interest                                    2,190           2,913             675             902
    Nontaxable interest                                 2,272           1,514             804             598
    Dividends                                             467             521             150             176
                                                    ---------       ---------       ---------       ---------
      Total interest and dividends on
        investments                                     4,929           4,948           1,629           1,676
                                                    ---------       ---------       ---------       ---------
  Other interest income                                   124             150              37              52
                                                    ---------       ---------       ---------       ---------
      Total interest income                            21,482          21,016           7,229           7,252
                                                    ---------       ---------       ---------       ---------
INTEREST EXPENSE:
  Interest on deposits                                  7,476           6,679           2,392           2,393
  Interest on short-term borrowings                       695           1,371             200             449
  Interest on other borrowings                          1,374           1,268             463             507
                                                    ---------       ---------       ---------       ---------
      Total interest expense                            9,545           9,318           3,055           3,349
                                                    ---------       ---------       ---------       ---------
  Net interest income                                  11,937          11,698           4,174           3,903
  Provision for loan losses                               279             208              93              78
                                                    ---------       ---------       ---------       ---------
  Net interest income after provision for
    loan losses                                        11,658          11,490           4,081           3,825
                                                    ---------       ---------       ---------       ---------
OTHER OPERATING INCOME:
  Service charges                                       1,128           1,165             412             342
  Securities gains                                        715             405             369             153
  Other income                                          1,214             185             448             119
                                                    ---------       ---------       ---------       ---------
      Total other operating income                      3,057           1,755           1,229             614
                                                    ---------       ---------       ---------       ---------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                        3,886           3,628           1,289           1,199
  Occupancy expense, net                                  588             555             192             162
  Furniture and equipment expense                         579             602             197             193
  Other expenses                                        2,637           2,307             920             765
                                                    ---------       ---------       ---------       ---------
      Total other operating expenses                    7,690           7,092           2,598           2,319
                                                    ---------       ---------       ---------       ---------
INCOME BEFORE TAXES                                     7,025           6,153           2,712           2,120
INCOME TAX PROVISION                                    1,409           1,282             586             399
                                                    ---------       ---------       ---------       ---------
NET INCOME                                            $ 5,616         $ 4,871          $2,126          $1,721
                                                    =========       =========       =========       =========
EARNINGS PER SHARE - BASIC                            $  1.83         $  1.56          $ 0.68          $ 0.55

EARNINGS PER SHARE - DILUTED                          $  1.83         $  1.56          $ 0.68          $
0.55

BASIC WEIGHTED AVERAGE
  SHARES OUTSTANDING                                3,073,317       3,124,469       3,073,317
3,124,469

DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                                3,073,317       3,124,469       3,073,317
3,124,469

See accompanying notes to the unaudited consolidated financial statements.



                    PENNS WOODS BANCORP, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           (Unaudited)
                 (IN THOUSANDS EXCEPT SHARE DATA)

                                                                        ACCUMULATED
                             COMMON STOCK       ADDITIONAL                  OTHER                      TOTAL
                         -------------------     PAID-IN    RETAINED   COMPREHENSIVE   TREASURY
SHAREHOLDERS'
                           SHARES     AMOUNT     CAPITAL    EARNINGS       INCOME        STOCK
EQUITY
                         ---------   -------   ----------   --------   -------------   --------   -------------
Balance, December 31,
  2000                   3,130,844   $31,308     $18,214    $ 2,974       $ (863)      $(1,172)      $50,461

Net income for the
  nine months ended
  September 30, 2001                                          5,616                                    5,616
Dividends declared,
  $0.75                                                      (2,302)                                  (2,302)
Treasury Stock acquired
  (49,068 shares)                                                                       (1,538)       (1,538)
Net change in unrealized
  gain on investments
  available for sale,
  net of tax $1,726                                                        3,351                       3,351
                         ---------   -------     -------    -------       -------       -------      -------
Balance, September 30,
  2001                   3,130,844   $31,308     $18,214    $ 6,288       $ 2,488       $(2,710)     $55,588
                         =========   =======     =======    =======       =======       =======
=======

See accompanying notes to the unaudited consolidated financial statements.



                    PENNS WOODS BANCORP, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS

                                    NINE MONTHS     NINE MONTHS
                                       ENDED           ENDED
                                   SEPTEMBER 30,   SEPTEMBER 30,
                                        2001 1           2000
                                   -------------   -------------
                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net Income                         $  5,616        $  4,871
  Adjustments to reconcile net
   income to net cash provided
   by operating activities
    Depreciation                          474             529
    Provision for loan losses             279             208
    Accretion and amortization
      of investment security
      discounts and premiums             (602)           (417)
    Securities gains, net                (715)           (405)
    Gain on sale of foreclosed
      assets                              (17)             25
    Increase in Bank owned life
      insurance                        (5,578)            (80)
    Decrease (Increase) in all
      other assets                        254          (1,680)
    Increase in all other
      liabilities                         143           1,319
                                     --------        --------
      Net cash provided by (used
        in operating activities)         (146)          4,370
                                     --------        --------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of securities
    available for sale                (37,709)        (41,807)
  Proceeds from sales of secur-
    ities available for sale           21,563          38,282
  Proceeds from calls and matur-
    ities of securities available
    for sale                           10,888           3,555
  Purchase of securities held to
    maturity                              (25)           (273)
  Proceeds from calls and matur-
    ities of securities held to
    maturity                            1,353               -
  Net increase in loans                (5,704)        (11,199)
  Acquisition of bank premises
    and equipment                        (227)           (441)
  Proceeds from the sale of fore-
    closed assets                         444              98
                                     --------        --------
      Net cash used in investing
        activities                     (9,417)        (11,785)
                                     --------        --------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Net increase in interest-bearing
    deposits                            9,699          13,062
  Net increase in noninterest-
    bearing deposits                    1,323           1,701
  Net decrease in short-term
    borrowings                           (235)        (11,753)
  Proceeds from long-term
    borrowings                              -           5,026
  Dividends paid                       (2,302)         (2,156)
  Stock options exercised                   -              52
  Purchase of Treasury Stock           (1,538)           (272)
                                     --------        --------
      Net cash provided by
        financing activities            6,947           5,660
                                     --------        --------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                          (2,616)         (1,755)
CASH AND CASH EQUIVALENTS,
  BEGINNING                            15,318          12,474
                                     --------        --------
CASH AND CASH EQUIVALENTS, ENDING    $ 12,702        $ 10,719
                                      ========       ========

The Company paid approximately $9,689,000 and $9,123,000 interest on deposits and other borrowings during the first nine months of 2001 and 2000, respectively.

The Company made income tax payments of approximately $1,430,000 and $1,757,000 in the first nine months of 2001 and 2000, respectively.

See accompanying notes to the unaudited consolidated financial statements.



                    PENNS WOODS BANCORP, INC.
   CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

                                              Three Months Ended
                                                 September 30,
                                              ------------------
                                               2001       2000
                                              ------     ------
                                                (In Thousands)

Net Income                                    $2,126     $1,721
                                              ------     ------
Other comprehensive income:
  Unrealized gains (losses) on available
    for sale securities                       $1,142     $3,385
  Less:  Reclassification adjustment for
    gain included in net income                 (369)      (153)
                                              ------     ------
Other comprehensive income before tax            773      3,232
Income tax expense (benefit) related to
  other comprehensive income                     263      1,099
                                              ------     ------
Other comprehensive income (loss), net of
  tax                                            510      2,133
                                              ------     ------
Comprehensive income                          $2,636     $3,854
                                              ======     ======


                                              Nine Months Ended
                                                 September 30,
                                              ------------------
                                                2001       2000
                                              ------     -------
                                                (In Thousands)

Net Income                                    $5,616     $4,871
                                              ------     ------
Other comprehensive income:
  Unrealized gains (losses) on available
    for sale securities                       $5,792     $  841
  Less:  Reclassification adjustment for
    gain included in net income                 (715)      (405)
                                              ------     ------
Other comprehensive income before tax          5,077        436
Income tax expense (benefit) related to
  other comprehensive income                   1,726        148
                                              ------     ------
Other comprehensive income (loss), net of
  tax                                          3,351        288
                                              ------     ------
Comprehensive income                          $8,967     $5,159
                                              ======     ======



            PENNS WOODS BANCORP, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1.  Basis of Presentation

The consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries Penns Woods Investment, Penns Woods Real Estate, and Jersey Shore State Bank and its wholly-owned subsidiary The M Group. All significant inter-company balances and transactions have been eliminated in the consolidation.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 does not currently nor is expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill including goodwill recorded in past business combinations, will cease upon adoption of this Statement. At September 30, 2001, the Company has approximately $3.1 million of net intangibles resulting from previous business acquisitions.

Reclassification of Comparative Amounts

Certain comparative amounts for the prior periods have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders' equity.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. The Company wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

EARNINGS SUMMARY

Comparison of the Nine Months Ended September 30, 2001 and 2000

Interest Income

For the nine months ended September 30, 2001, total interest income increased by $466,000 or 2.21% compared to the same period in 2000. This improvement is due to an increase of $511,000 in interest and fees on loans offset by decreases in total interest and dividends on investments of $19,000 and other interest income of $26,000.

Total interest and fees on loans increased $511,000 from September 30, 2000. The increase is primarily due to the effect of average net loan growth of $7,804,000 from September 30, 2000 to September 30, 2001. The increase due to loan growth was partially offset by a 400 basis point decline in the prime rates during the same period. Declining prime rates do not affect the entire loan portfolio but do adversely affect interest income collected on variable rate loans and loans initiated this year. Interest and dividends on investments decreased $19,000 due to the net effect of a $723,000 decrease in taxable interest, a $758,000 increase in nontaxable interest and a $54,000 decrease in dividends. A decrease in the average holdings of U.S. Government agency securities during the last twelve months was offset by an increase in the average volume of municipal securities held during the same period. Management has focused on the acquisition of nontaxable securities, thereby maximizing after tax returns. The decrease in other interest income of $26,000 is the result of fewer dividends received on Federal Home Loan Bank Stock.

Interest Expense

For the nine months ended September 30, 2001, total interest expense increased $227,000 or 2.44% over the same period in 2000. The overall increase in interest expense is the result of a $797,000 increase in interest paid on deposits, a $676,000 decrease in interest expense paid on short-term borrowings and an increase of $106,000 on interest paid on other borrowings. Interest paid on deposits increased as a result of interest bearing deposit growth of $14,775,000, over the last twelve months. The substantial growth in deposits reduced the need for overnight FHLB borrowings. As a result of the decline in average overnight FHLB borrowings of approximately $8,552,000, interest expense on short-term borrowings decreased. Deposit growth also funded the increases in the investment portfolio. The increase of $106,000 in interest paid on other borrowings was due to a net increase of $4,500,000 in other borrowings.

Provision for Loan Losses

The provision for loan losses totaled $279,000 for the nine months ended September 30, 2001. The provision for the same period in 2000 was $208,000.

As of September 30, 2001, charge-offs exceeded recoveries by $247,000 compared to September 30, 2000, when charge-offs exceeded recoveries by $150,000.

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

The ratio of the allowance to net loans for September 30, 2001 was 1.15% compared to 1.17% at December 31, 2000.

The overall decrease in non-performing loans from December 31, 2000, totaled $170,000. Non-performing commercial and agricultural loans decreased $141,000, real estate secured loans decreased by $43,000 and installment loans increased by $14,000.

Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.

Other Operating Income

Other operating income for the nine months ended September 30, 2001 increased $1,302,000. This increase is due to a decrease in service charges collected of $37,000, a increase in securities gains realized of $310,000 and an increase in other income of $1,029,000.

The substantial increase in other income was mostly due to commission income realized during the first and second quarters of 2001 from the sale of various financial products. Such financial products are offered through the Bank's subsidiary, The M Group, Inc., which was acquired in the fourth quarter of 2000. Income generated from The M Group, Inc., comprised $764,000 of the increase in other income.

Other Operating Expense

For the six months ended September 30, 2001, total other operating expenses increased $598,000 over the same period in 2000.

Employee salaries and benefits increased $258,000 as a result of normal increases in salary levels and additional salaries associated with the Bank's subsidiary.

Occupancy expense increased $33,000 and furniture and equipment expense decreased $23,000. The $23,000 decrease in furniture and equipment expense is explained by the reduction of general maintenance costs and depreciation expenses.

An overall increase in other expenses totaled $330,000. This increase is mainly due to the addition of normal operating costs and amortization expense, associated with the acquisition and operation of The M Group, Inc. The amortization of goodwill amounted to $166,000. Management anticipates that adopting of FASB Statement No. 142, the amortization of goodwill will discontinue beginning in 2002.

Provision for Income Taxes

The provision for income taxes for the six months ended September 30, 2001 resulted in an effective income tax rate of 20.06% compared to 20.84% for the corresponding period in 2000. The securities portfolio has continued to shift towards tax-exempt securities from a year ago resulting in the tax rate reduction.

Comparison of the Three Months Ended September 30, 2001 and 2000

Interest Income

During the third quarter of 2001 interest income earned was $7,229,000 a decrease of $23,000 over the same quarter in 2001.

Interest income on loans increased $39,000. Gross loans increased $7,071,000 from September 30, 2001 to September 30,
2000. The net effect of the volume increase and declining prime rates explain the overall increase.

A decrease of $47,000 occurred in interest and dividends on investments. Taxable interest decreased $227,000, non-taxable interest increased $206,000 and dividends decreased $26,000 due to the same reasons noted for the six-month comparison. Taxable interest decreased as a result of a decline in the average holdings of U.S. Government agency securities during the second quarter of 2001 compared to the same period in 2000; the increase in nontaxable interest is related to the higher average volume of municipal securities held during the second quarter of 2001 compared to the second quarter of 2000.

Other interest income declined $15,000 compared to the quarter ended September 30, 2000.

Interest Expense

Interest expense during the third quarter of 2001 decreased by $294,000 or 8.78% over interest expense incurred during the third quarter of 2000.

Most of the decrease in interest expense is the result of a decrease of interest expense on short-term borrowings of $249,000. Interest expense on other borrowings decreased $44,000 and interest expense on deposits decreased $1,000. The decrease in interest expense paid on short-term borrowings was due to a decline of average overnight FHLB borrowings of approximately $8,552,000. The Federal Reserve has lowered its Federal Funds target rate 400 basis points over the past twelve months. Their policy initiatives have resulted in lower overnight borrowing rates. In addition to declining overnight borrowings, the lower rates reduce short-term interest expenses.

Other Operating Income

Total other operating income increased $615,000 to $1,229,000 during the three-month period in 2001 compared to $614,000 in 2000. Other income and security gains and service charges increased $329,000, $216,000 and $70,000, respectively. The substantial increase in other income was mostly due to commission income realized during the third quarter of 2001 from the sale of various financial products. Such financial products are offered through the Bank's subsidiary, The M Group, Inc., which was acquired in the fourth quarter of 2000.

Other Operating Expense

Total other operating expenses increased $279,000 or 12.03%. Salaries and employee benefits increased $90,000 as a result of normal increases in salary levels and salaries associated with the Bank's subsidiary. Occupancy expense increased during the third quarter of 2001 when compared to the third quarter of 2000 by $30,000. Furniture and equipment expense increased $4,000. Other operating expenses increased during the three-month period in 2001 when compared to the same period in 2000 by $155,000. This increase is mainly due to normal operating expenses and amortization expenses associated with the acquisition of The M Group, Inc. on October 1, 2000.

Provision for Income Taxes

Income taxes increased $187,000 or 4.69% due to taxes associated with M Group, Inc. that were partially offset by increased holdings of tax-exempt municipal securities.

ASSET/LIABILITY MANAGEMENT

Assets

At September 30, 2001, cash and investment securities totaled
$139,217,000 or a net increase of $7,708,000 over the corresponding balance at December 31, 2000. Investment securities increased $10,324,000 while cash decreased
$2,616,000. During this period, net loans increased by $5,425,000 to $249,032,000.

The increase in investment securities is primarily due to the change in the net unrealized gain/loss from a loss of $1,227,000 at December 31, 2000 to a gain of $3,769,000 at September 30, 2001. Additionally, deposit growth was utilized to acquire investment securities.

The Bank has not had nor presently has any foreign outstandings.
In addition, no known concentrations of credit presently exist.

At September 30, 2001 the balance of other real estate was $201,000 compared to $162,000 at December 31, 2000. All three properties totaling $162,000 that were held in other real estate at December 31, 2000 were sold. Four properties were held in other real estate during the first nine months of 2001. Two of the four properties remain in other real estate.

Deposits

At September 30, 2001, total deposits amounted to $289,156,000 representing an increase of $11,022,000, or 3.96%, from total deposits at December 31, 2000. Non-interest bearing deposits increased $1,323,000. Savings and time deposits increased $8,317,000 and $2,755,000, respectively. Interest bearing deposits declined $1,373,000. The overall increase in deposits represents Penns Woods Bancorp, Inc.'s growing presence in the Centre County market area and successful marketing strategies.

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

At September 30, 2001, the Company was "well capitalized" with a total capital ratio of 20.43%, a Tier I capital ratio of 19.30%
and a Tier I leverage ratio of 12.73%


Item 3.  Quantitative and Qualitative Disclosure About Market
         Risk

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

5.  Investments to Total Deposits, 50% maximum

6.  Total Liquid Assets to Total Assets, 25% minimum

7.  Total Liquid Assets to Total Liabilities, 25% minimum

8.  Net Core Funding Dependence, 35% maximum

The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totaling $8,000,000 from correspondent banks. In addition, the Bank has an agreement with the Federal Home Loan Bank of Pittsburgh that enables the Bank to receive advances up to $118,077,000 through the Federal Home Loan Bank's "Open Repo Plus," revolving line of credit program, with commitment up to one year. Federal Home Loan Bank advances totaled $48,639,000 as of September 30, 2001.

All of the funding mentioned is available to the Bank, should the need for short-term funds arise.

The following table sets forth the Company's interest rate sensitivity as of September 30, 2001:

                                           AFTER ONE    AFTER TWO     AFTER
                                WITHIN    BUT WITHIN   BUT WITHIN      FIVE
                               ONE YEAR    TWO YEARS   FIVE YEARS     YEARS
                              ---------   ----------   ----------   --------
Earning assets:(1)(2)
  Investment securities(1)    $  9,228     $ 12,597     $ 17,288    $ 83,634

  Loans(2)                      98,353       39,786       96,359      17,445
                                ------       ------       ------      ------
Total earning assets           107,581       52,383      113,647     101,079

  Deposits(3)                  124,849       41,641       45,830      28,075
  Borrowings                    30,706         --         30,050       1,778
                                ------       ------       ------      ------
Total interest bearing
  liabilities                  155,555       41,641       75,880      29,853

Net non-interest bearing
  funding(4)                     7,176        7,176       21,528      35,881
                                ------       ------       ------      ------
Total net funding sources      162,731       48,817       97,408      65,734

Excess assets (liabilities)    (55,150)       3,566       16,239      35,345
Cumulative excess assets
  (liabilities)                (55,150)     (51,584)     (35,345)       --

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

In this analysis the company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. In addition, it is assumed that rates on core deposit products such as NOW's, savings accounts, and the MMDA accounts will be adjusted by 25% of the assumed rate change. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in its balance sheet. Below are the results of this rate shock analysis as of September, 2001:



                                Net Interest Income
              Change in Rates   Change (After tax)
                    -200                274
                    -100                155
                    +100               (144)
                    +200               (277)

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

Inflation

The asset and liability structure of a financial institution is primarily monetary in nature, therefore, interest rates rather than inflation have a more significant impact on the Company's performance. Interest rates are not always affected in the same direction or magnitude as prices of other goods and services, but are reflective of fiscal policy initiatives or economic factors which are not measured by a price index.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b)(8) of Regulation S-X.



                   Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and reports on Form 8-K.

         (a)  Exhibits

         Exhibit   Title

           3.1     Articles of Incorporation of the
                   Company (Incorporated by reference to
                   Exhibit 3.1 of the Company's
                   Registration Statement on Form S-4,
                   No. 333-65821.)

           3.2     Bylaws of the Company (Incorporated
                   by reference to Exhibit 3.2 of the
                   Company's Registration Statement on
                   Form S-4, No. 333-65821.)

          10.1     Employment Agreement, dated as of
                   January 1, 1995, among the Company
                   Jersey Shore State Bank, and
                   Theodore H. Reich (Incorporated by
                   reference to Exhibit 10.2 to the
                   Company's Registration Statement on
                   Form S-4, No. 333-65821.)

          10.2     Employment Agreement, dated August 29,
                   1991, between Jersey Shore State Bank
                   and Ronald A. Walko (Incorporated by
                   reference to Exhibit 10.3 to the
                   Company's Registration Statement on
                   Form S-4, No. 333-65821.)

          10.3     Employment Agreement, dated November 5,
                   1984, between Jersey Shore State Bank
                   and Hubert A. Valencik (Incorporated
                   by reference to the Company's Annual
                   Report on Form 10-K for the fiscal
                   year ended December 31, 2000.)

          10.4     Employment Severance Benefit Plan,
                   dated May 30, 1996, between Jersey
                   Shore State Bank and Ronald A. Walko
                   (Incorporated by reference to
                   Exhibit 10.4 to the Company's
                   Registration Statement on Form S-4,
                   No. 333-65821.)

          10.5     Employment Severance Benefit Plan,
                   dated May 30, 1996, between Jersey
                   Shore State Bank and Hubert A. Valencik
                   (Incorporated by reference to the
                   Company's Annual Report on Form 10-K
                   for the fiscal year ended December 31,
                   2000.)

          10.6     The Company's 1998 Stock Option Plan
                   (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, No. 333-65821.)

         (b)  Reports on Form 8-K

              None



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PENNS WOODS BANCORP, INC.
                                     (Registrant)


Date:  November 9, 2001       /s/  Ronald A. Walko
                              ----------------------------------
                              Ronald A. Walko,
                              President and Chief Executive
                                Officer


Date:  November 9, 2001       /s/  Sonya E. Scott
                              ----------------------------------
                              Sonya E. Scott,
                              Secretary