Form 10-K
period 2001-12-31
PENNS WOODS BANCORP INC
filed 2002-03-22
CIK 716605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-K

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2001

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


300 Market Street, P.O. Box 967
Williamsport, Pennsylvania 17703-0967___
(Address of principal executive offices)

Registrant's telephone number,
including area code                          (570) 322-1111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                      Name of each exchange
                                           which registered
       None                                      None_________

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. $90,681,196 at March 5, 2002

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                    Outstanding at March 5, 2002
Common Stock, $10 Par Value               3,038,590 Shares



DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on May 1, 2002 are incorporated by reference in Part III hereof.

                              INDEX

                              PART I

ITEM

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security
        Holders

                             PART II

Item 5. Market for the Registrant's Common Stock and
        Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of
        Consolidated Financial Condition and
        Results of Operations
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                            PART III

Item 10. Directors and Executive Officers of the
         Registrant
Item 11. Executive Compensation
Item 12. Security Ownership and Certain Beneficial
         Owners and Management
Item 13. Certain Relationships and Related Transactions

                            PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K

Index to Exhibits
Signatures



                             PART I

ITEM 1   BUSINESS

A.   General Development of Business and History

     On January 7, 1983, Penns Woods Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Pennsylvania as a bank holding company. The Jersey Shore State Bank (the "Bank") became a wholly owned subsidiary of the Company, and each outstanding share of Bank common stock was converted into one share of Company common stock. This transaction was approved by the shareholders of the Bank on April 11, 1983 and was officially effective on July 12, 1983. The Company's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. The Company's two other wholly-owned subsidiaries are Woods Real Estate Development Co., Inc. and Woods Investment Co., Inc.

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

     In October 2000, the Bank acquired The M Group, Inc. D/B/A The Comprehensive Financial Group ("The M Group"). The M Group, which operates as a subsidiary of the Bank, offers insurance and securities brokerage services. Securities are offered by The M Group through Locust Street Securities, Inc., a registered broker-dealer.

     Neither the Company nor the Bank anticipates that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on its competitive position. The Bank is not dependent on a single customer or a few customers, the loss of whom would have a material effect on the business of the Bank.

     The Bank employed approximately 141 persons as of December 31, 2001. The Company does not have any employees.
The principal officers of the Bank also serve as officers of the Company.

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

     A bank holding company is prohibited under the BHCA from engaging in, or acquiring direct or indirect control of, more than 5% of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Deposit Insurance - There are two deposit insurance funds administered by the FDIC - the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"). The Bank's deposits are insured under the BIF; however, the deposits assumed by the Bank in connection with the merger of Lock Haven Savings Bank are treated and assessed as SAIF-insured deposits. The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measure. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.0% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are
assigned to the well-capitalized group.   As of December 31,
2001, the Bank's ratios were well above required minimum ratios.

     Both the BIF and SAIF are presently fully funded at more than the minimum amount required by law. Accordingly, the BIF and SAIF assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months. The FDIC indicated that all banks may again be required to pay deposit insurance premiums in the future if the current trend of the size of the deposit insurance funds relative to all insured deposits continues.

     While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation ("FICO") bonds. FICO was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The annual FICO assessment for the Bank (and all banks) is $.0182 for each $100 of BIF deposits.

Gramm-Leach Bliley Act and Other Legislation

     The Gramm-Leach-Bliley Act enacted in November 1999 dramatically changes certain banking laws that have been in effect since the early part of the 20th Century. The most radical changes are that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted. Accordingly, the new legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. The provisions of federal law that preclude banking entities from engaging in non-financially related activity, such as manufacturing, have not been changed. For example, a manufacturing company cannot own a bank and become a bank holding company, and a bank holding company cannot own a subsidiary that is not engaged in financial activities, as defined by the regulators.

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

     In October 2001, the President signed into law the USA PATRIOT Act. This Act was in direct response to the terrorist attacks on September 11, 2001, and strengthens the anti-money laundering provisions of the Bank Secrecy Act. Most of the new provisions added by the Act apply to accounts at or held by foreign banks, or accounts of or transactions with foreign entities. The Bank does not have a significant foreign business and does not expect this Act to materially affect its operations. The Act does, however, require the banking regulators to consider a bank's record of compliance under the Bank Secrecy Act in acting on any application filed by a bank. As the Bank is subject to the provisions of the Bank Secrecy Act (i.e., reporting of cash transactions in excess of $10,000), the Bank's record of compliance in this area will be an additional factor in any applications filed by it in the future. To the Bank's knowledge, its record of compliance in this area is satisfactory.

     In addition, Congress is often considering some financial industry legislation. The Company cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

     In addition to federal banking law, the Bank is subject to the Pennsylvania Banking Code. The Banking Code was amended in late 2000 to provide more complete "parity" in the powers of state-chartered institutions compared to national banks and federal savings banks doing business in Pennsylvania. Pennsylvania banks have all the same ability to form financial subsidiaries authorized by the Gramm-Leach-Bliley Act, as do national banks.

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

DESCRIPTION OF BANK

a.   History and Business

     Jersey Shore State Bank "("Bank")" was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly owned subsidiary of the Company on July 12, 1983.

     As of December 31, 2001, the Bank had total assets of $424,810,000; total shareholders' equity of $55,252,000 and total deposits of $305,150,000. The Bank's deposits are insured by the Federal Deposit Insurance Corporation for the maximum amount provided under current law.

     The Bank engages in business as a commercial bank, doing business at several locations in Lycoming, Clinton and Centre
Counties, Pennsylvania. The Bank offers insurance and securities brokerage services through its wholly owned subsidiary, The M Group, Inc. D/B/A The Comprehensive Financial
Group.

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

     The Bank's loan portfolio mix can be classified into four principal categories of real estate, agricultural, commercial and consumer.

     Real estate loans can be further segmented into construction and land development, farmland, one-to-four family residential, multi-family and commercial or industrial. Qualified borrowers are defined by policy or by industry
underwriting standards.   Owner provided equity requirements
range from 20% to 30% with a first lien status required. Terms are restricted to between 10 and 20 years with the exception of construction and land development, which is limited to one to five years. Appraisals, verifications and visitations comply with industry standards.

     Financial information that is required on all commercial mortgages includes the most current three years' balance sheets and income statements and projections on income to be developed through the project. In the case of corporations and partnerships, the principals are often asked to in debt themselves personally as well. As regards residential mortgages, repayment ability is determined from information contained in the application and recent income tax returns. Emphasis is on credit, employment, income and residency verification. Broad hazard insurance is always required and flood insurance where applicable. In the case of construction mortgages, builders risk insurance is requested.

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

     It is unusual for the Bank to make unsecured commercial loans. But when such a loan is a necessity, credit information in the file must support that decision.

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

     The Bank has experienced deposit growth in the range of ..96% to 8.83% over the last five years. This growth has primarily come in the form of core deposits. Although the Bank has regular opportunities to bid on pools of funds of $100,000 or more in the hands of municipalities, hospitals and others, it does not rely on these monies to fund loans on intermediate or longer-term investments. Minor seasonal growth in deposits is experienced at or near the year-end.

     It is the policy of the Bank to generally maintain a rate sensitive asset (RSA) to rate sensitive liability (RSL) ratio of 200% of equity for a 6-month time horizon, 200% of equity for a 2-year time horizon and 200% of equity for a 5-year time horizon.

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

b.  Supervision and Regulation

     The earnings of the Bank are affected by the policies of regulatory authorities including the FDIC and the FRB. An important function of the FRB is to regulate the money supply and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government Securities, changes in reserve requirements against member bank deposits, and limitations on interest rates that member banks may pay on time and savings deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments on deposits, and their use may also affect interest rates charged on loans or paid for deposits.

     The policies and regulations of the FRB have had and will probably continue to have a significant effect on the Bank's deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank's operation in the future. The effect of such policies and regulations upon the future business and earnings of the Bank cannot accurately be predicted.

EXECUTIVE OFFICERS OF THE REGISTRANT:

       NAME           AGE      FIVE-YEAR ANALYSIS OF DUTIES

Theodore H. Reich     63       Chairman of the Company; the Bank
                               Woods Real Estate Development
                               Co., Inc; Woods Investment
                               Company, Inc.; and The M Group,
                               Inc. D/B/A The Comprehensive
                               Financial Group.

Ronald A. Walko       55       President and Chief Executive
                               Officer of the Company; the Bank;
                               The M Group, Inc. D/B/A The
                               Comprehensive Financial Group;
                               and Woods Investment Company,
                               Inc.; Vice President of Woods
                               Real Estate Development Co.,
                               Inc.; and Federal Bank examiner
                               prior to 1986 for an eighteen-
                               year period.

Hubert A. Valencik    60       Senior Vice President of the
                               Company; Senior Vice President
                               and Operations Officer of the
                               Bank; Vice President of Woods
                               Real Estate Development Co. Inc,;
                               Vice President - Operations of
                               the M Group Inc., D/B/A The
                               Comprehensive Financial Group
                               Inc; Vice President with another
                               bank prior to 1985 for a
                               fourteen-year period.

Sonya E. Scott        42       Secretary of the Company; Vice
                               President And Chief Financial
                               Officer of the Bank; Secretary
                               and Treasurer of Woods Real
                               Estate Development Co., Inc.;
                               Woods Investment Co., Inc.; and
                               The M Group Inc., D/B/A The
                               Comprehensive Financial Group
                               Inc.

ITEM  2    PROPERTIES

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

Office                        Address

Main               115 South Main Street                   Owned
                   PO. Box 5098
                   Jersey Shore, Pennsylvania 17740

Bridge Street      112 Bridge Street                       Owned
                   Jersey Shore, Pennsylvania 17740

DuBoistown         2675 Euclid Avenue                      Under
                   DuBoistown, Pennsylvania 17702          Lease

Williamsport       300 Market Street                       Owned
                   P.O. Box 967
                   Williamsport, Pennsylvania 17703-0967

Montgomery         RR 1, Box 493                           Under
                   Montgomery, Pennsylvania 17752          Lease

Lock Haven         4 West Main Street                      Owned
                   Lock Haven, Pennsylvania 17745

Mill Hall          (Inside Walmart)                        Under
                   167 Hogan Boulevard                     Lease
                   Mill Hall, Pennsylvania 17751

Spring Mills       Ross Hill Road, P.O. Box 66             Owned
                   Spring Mills, Pennsylvania 16875

Centre Hall        2842 Earlystown Road                    Land
                   Centre Hall, Pennsylvania 16828         Under
                                                           Lease

Zion               100 Cobblestone Road                    Under
                   Bellefonte, Pennsylvania 16823          Lease

Jersey Shore       1952 Waddle Road, Suite 106             Under
State Bank         State College, PA 16803                 Lease
Financial Center
State College

The M Group, Inc.  705 Washington Boulevard                Under
D/B/A The          Williamsport, Pennsylvania 17701        Lease
Comprehensive
Financial Group


ITEM  3    LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims arise against the Company and its subsidiary. There are no such legal proceedings or claims currently pending or threatened.

ITEM  4    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.



                             PART II

ITEM  5    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

The Registrant's Common Stock is traded locally. The following table sets forth (1) the quarterly high and low prices for a share of the Registrant's Common Stock during the periods indicated as reported by the management of the Registrant, and
(2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 1999. The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission. They may not necessarily represent actual transactions.

                                             Dividends
                        HIGH        LOW      Declared
                       -----      ------     --------
 1999:
   First quarter       $56.36     $51.82      $0.18
   Second quarter       54.32      48.00       0.20
   Third quarter        50.75      44.75       0.20
   Fourth quarter       47.50      40.00       0.43
2000
   First quarter       $41.00     $29.00      $0.23
   Second quarter       31.00      26.00       0.23
   Third quarter        32.00      26.00       0.23
   Fourth quarter       33.50      28.00       0.41
2001
   First quarter       $33.50      $27.25     $0.25
   Second quarter       33.00       27.25      0.25
   Third quarter        32.00       30.75      0.25
   Fourth quarter       35.50       31.15      0.47


The stock prices and the dividends have been adjusted to reflect the issuance of a 10% stock dividend on June 8, 1999. The stock prices and dividends have also been adjusted for the acquisition of the First National Bank of Spring Mills.

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

As of March 5, 2002, the Registrant had approximately 1,217 shareholders of record.



ITEM  6    SELECTED FINANCIAL DATA

     The following table sets forth certain financial data as of and for each of the years in the five-year period ended
December 31, 2001.

                                                As of and for the Years Ended December 31,
                                           2001       2000        1999        1998        1997
                                       ---------  ---------   ---------   ---------   ---------
                                               (Dollars in thousands, except per share amounts)
Consolidated Statement of
     Income Data:
Interest income                        $  28,736  $  28,454    $  26,030   $  25,096   $  23,146
Interest expense                          12,481     12,778       10,518      10,529       9,324
                                       --------   ---------    ---------   ---------   ---------
Net interest income                       16,255     15,676       15,512      14,567      13,822
Provision for loan losses                    372        286          286         305         274
                                       --------   ---------    ---------   ---------   ---------
Net interest income after provision
     for loan losses                      15,883     15,390       15,226      14,262      13,548
                                       --------   ---------    ---------   ---------   ---------
Other income                               4,284      2,358        3,527       3,435       5,921
Other expense                             10,447      9,563        9,339       9,065       8,219
                                       --------   ---------    ---------   ---------   ---------
Income before income taxes                 9,720      8,185        9,414       8,632      11,250
Applicable income taxes                    1,978      1,619        2,224       2,164       3,113
                                       --------   ---------    ---------   ---------   ---------
Net Income                             $   7,742  $   6,566    $   7,190   $   6,468   $   8,137
                                       =========  =========    =========   =========   =========
Consolidated Balance Sheet at
     End of Period:
Total assets                           $ 424,810  $ 394,913    $ 373,742   $ 341,601   $ 314,562
Loans                                    251,623    244,798      231,815     214,798     206,129
Allowance for loan losses                 (2,927)    (2,879)      (2,823)     (2,681)     (2,579)
Deposits                                 305,150    278,134      255,573     253,134     242,806
Long-term debt -- other                   41,778     31,778       27,278      22,778       3,500
Stockholders' equity                      55,252     50,514       46,085      49,896      47,392

Per Share Data:
Net income
Earnings per share - Basic             $    2.53   $    2.10   $    2.30   $    2.08   $    2.62
Earnings per share - Diluted                2.53        2.10        2.30        2.07        2.61
Cash dividends declared                     1.22        1.10        1.01        0.88        0.75
Book Value                                 18.18       16.31       14.75       15.97       13.94
Number of shares outstanding, at
     end of period                     3,039,590   3,097,293   3,123,372   2,837,167   1,545,250
Average number of shares
     outstanding                       3,065,314   3,119,540   3,121,413   3,114,376   3,101,203
Selected financial ratios:
Return on average stockholders' equity     14.38%      13.77%      14.96%      13.06%      18.94%
Return on average total assets              1.95%       1.74%       1.99%       1.94%       2.73%

Net interest income to average
     interest earning assets                4.39%       4.35%       4.63%       4.77%       5.20%
Dividend payout ratio                      48.17%      52.18%      44.20%      42.59%      28.72%
Average stockholders' equity to
     average total assets                  13.54%      12.62%      13.81%      15.04%      14.51%
Loans to deposits, at end of period        83.77%      88.62%      90.39%      84.49%      83.27%


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

2001 vs 2000

     Taxable equivalent net interest income increased 5.9% or $992,000, to $17,944,000 from year-end 2000 to year-end 2001.
The increase in net interest income is due to a $695,000 increase in interest income and a reduction of $297,000 of interest expense. Tax-exempt investment securities contributed the most to interest income adding, $1,374,000 in income of which $1,296,000 was due to volume and $78,000 due to rate. Taxable investment securities partially offset the gain in interest income declining $998,000. Again, the decrease was mainly due to the reduction in volume that amounted to $790,000. Rates caused a reduction of $208,000 of income on taxable investment securities. The average balance of state and political subdivisions increased $16,471,000 while the average balances of U.S. Treasury and federal agencies and other securities declined $10,883,000 and $2,006,000, respectively. The shift to tax-exempt securities was to take advantage of their higher after-tax yields. The average rate of state and political subdivisions was 7.88% as opposed to 6.41% on U.S. Treasury and federal agency securities and 3.89% on other securities.

     Loan interest income contributed $319,000 to total interest income. The increase was caused by the net effect of a $611,000 increase due to volume and a $292,000 decrease due to rates.
The average balance of total loans increased $6,938,000 to $246,907,000 during 2001. Prime rate reductions resulting from Federal Open Markets Committees' monetary policy initiatives during 2001 affected income collected on loans negatively.

     Total expense on interest-bearing liabilities declined $297,000 in 2001 due to the net effect of a $963,000 decrease in expense on short-term borrowings, an increase of $438,000 on other time deposits and interest expense increases on savings deposits and other borrowings of $54,000 and $174,000, respectively. Interest expense related to volume increased $442,000 while rates contributed a net decrease of $739,000. Total average interest bearing liabilities increased $9,236,000 to $292,923,000 in 2001. Average other time deposits contributed the most to the total, increasing $14,396,000. The interest expense due to the volume on other time deposits increased $736,000. Average balances of savings, and other borrowings added $2,063,000 and $4,468,000 respectively.
Savings and other borrowings also added $43,000 and $250,000 in interest expense related to volume. The average balances on short-term borrowings decreased $11,691,000, resulting in an expense reduction due to volume of $587,000. The bank successfully attracted time deposits resulting in the substantial increase in average other time deposits. This caused less need for short-term borrowings, which consists of overnight Federal Home Loan Bank borrowings. Short-term borrowings experienced a decline in its average balance in 2001. Although interest expense on short-term deposits declined, interest expense on other time deposits more than offset the reduction. Overall, interest rates declined considerably in 2001. This resulted in a reduction in interest expense related to rates in every category except savings deposits. Interest rates on savings deposits change only minimally year-to-year. This explains the $11,000 increase in expense related to rates, even with other deposit rates declining considerably. Interest expense related to rates on short-term borrowings decreased the most of the four categories. Short-term borrowings consisting of overnight Federal Home Loan Bank advances, naturally, are affected much more by the federal funds target rate set by the Federal Open Markets Committee. Interest on other time deposits, other borrowings and short term borrowings due to rate decreased $298,000, $76,000 and $376,000, respectively.

     The effective interest differential increased 13 basis points during 2001. The increase was due to the net effect of a five basis point interest rate decrease in total average earning assets and an 18 basis point rate decrease in total average interest bearing liabilities. The shape of the economy in 2001 was such that the Federal Open Markets Committee (FOMC) felt the need to reduce its federal funds target rate 475 basis points. Rates on both deposits and loans have fallen in response to the FOMC's objective. Rates have affected liabilities positively. This has allowed earning assets to increase $10,520,000 to $370,481,000 while interest expense decreased, resulting in an interest expense/earning assets ratio 18 points less than 2000.

2000 vs 1999

     Fully taxable equivalent net interest income increased
$556,000 (3.4%) to $16,952,000 for the year ended December 31,
2000. Income related to volume increased $872,000 while income related to rates decreased $316,000.

     Total interest-earning average assets increased $25,281,000 from the year ended December 31, 1999 to the year ended
December 31, 2000. The volume increases in total interest earning average assets is comprised of a 7.4% or $16,629,000 increase in total average loans and a 7.8% or $8,652,000 increase in total average securities.

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

     Total interest bearing liabilities increased $22,010,000 or 8.4% during the year ended December 31, 2000. The expense related to the volume increases contributed $1,408,000 to the net interest expense increase of $2,260,000. The increase of $852,000 was due to rate increases. The volume increases of other time deposits, short-term borrowings and other borrowings explain $1,523,000 of the expense related to volume. A decline in the average balance of savings deposits reduced the expense by $115,000 due to volume. The $852,000 increase in expense related to rate changes is comprised of a $541,000 increase due to deposits and a $311,000 increase in borrowings.

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



                  AVERAGE BALANCES AND INTEREST RATES
        (INCOME AND RATES ON A FULLY TAXABLE EQUIVALENT BASIS)
                          (IN THOUSANDS)

                                          2001                     2000                       1999
                            ---------------------------  ------------------------  --------------------------
                            AVERAGE             AVERAGE  AVERAGE          AVERAGE  AVERAGE            AVERAGE
                            BALANCE   INTEREST  RATE     BALANCE INTEREST RATE     BALANCE  INTEREST  RATE
                            --------  --------  -------  ------- -------- -------  -------  --------  -------
ASSETS:
  Interest-earning assets:
    Securities:
      U.S. Treasury
      and federal agency    $ 22,877  $  1,466  6.41%  $ 33,760  $ 2,361  6.99%    $ 39,906  $ 2,513  6.30%

      State and political
      subdivisions            75,556     5,951  7.88%    59,085    4,577  7.75%      43,291    3,353  7.75%

      Other                   25,141       979  3.89%    27,147    1,082  3.99%      28,143    1,030  3.66%

                            --------  --------         --------  -------           --------  -------

        Total securities     123,574     8,396  6.79%   119,992    8,020  6.68%     111,340    6,896  6.19%

                            --------  --------         --------  -------           --------  -------

LOANS:
  Tax-exempt loans             3,935       322  8.18%     5,164      412  7.98%       6,157      487     7.91%

  All other loans, net of
    discount where
    applicable               242,972    21,707  8.93%   234,805   21,298  9.07%     217,183   19,531     8.99%

                            --------  --------         --------  -------           --------  -------

      Total loans            246,907    22,029  8.92%   239,969   21,710  9.05%     223,340   20,018     8.96%

                            --------    --------       --------  -------           --------  -------

      Total interest-
      earning assets         370,481  $ 30,425  8.21%   359,961  $29,730  8.26%     334,680  $26,914     8.04%

                                      ========                   =======                     =======

Other asset                   27,081                              18,027                      21,096

                             --------                           --------                    --------

        TOTAL ASSETS        $397,562                            $377,988                    $355,776

                             ========                           ========                    ========

LIABILITIES AND
SHAREHOLDERS' EQUITY:
  Interest-bearing
  liabilities:
    Deposits:
      Savings               $ 93,351  $  1,961  2.10%  $ 91,288  $ 1,907  2.09%    $ 94,200  $ 1,965     2.09%

      Other time             145,823     7,696  5.28%   131,427    7,258  5.52%     118,461    5,933     5.01%

                            --------  --------         --------  -------           --------  -------
      Total deposits         239,174     9,657  4.04%   222,715    9,165  4.12%     212,661    7,898     3.71%


  Short-term borrowings       20,122       903  4.49%    31,813    1,866  5.87%      23,524    1,197     5.09%

  Other borrowings            33,627     1,921  5.71%    29,159    1,747  5.99%      25,492    1,423     5.58%

                            --------  --------         --------  -------           --------  -------

      Total interest
      bearing liabilities    292,923  $ 12,481  4.26%   283,687  $12,778  4.50%     261,677  $10,518     4.02%

                                      ========                   =======                     =======


  Demand deposits             46,594                     42,765                      41,071

  Other liabilities            4,214                      3,837                       3,912

  Shareholders' equity        53,831                     47,699                      49,116

                            --------                   --------                    --------

     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY   $397,562                   $377,988                    $355,776

                            ========                   ========                    ========

    Interest income/
    earning assets          $370,481  $ 30,425  8.21%  $359,961  $29,730  8.26%    $334,680  $26,914     8.04%

    Interest expense/
    earning assets          $370,481    12,481  3.37%  $359,961   12,778  3.55%    $334,680   10,518     3.14%

                            --------  --------  ----   --------   ------  ----     -------    ------     ----

    Effective interest
    differential                      $ 17,944  4.84%           $ 16,952  4.71%              $16,396     4.90%

                                      ========  ====            ========  ====               =======     ====


1.  Fees on loans are included with interest on loans.

2. Information on this table has been calculated using average daily balance sheets to obtain average balances.

3. Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

4. Loan fees are included in interest income as follows: 2001, $668,000, 2000, $411,000, 1999, $601,000.

5. Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate (derived by dividing tax-exempt interest by 66%).



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

                                                       Year Ended December 31,
                                      -----------------------------------------------------------
                                              2001 vs 2000                    2000 vs 1999
                                          Increase (Decrease)               Increase (Decrease)
                                                 Due to                           Due to
                                      ------------------------------  ---------------------------
                                       Volume   Rate       Net        Volume     Rate      Net
Interest income:
Taxable investment securities         $ (790)   $(208)    $ (998)    $ (446)    $ 346     $ (100)
Tax-exempt investment sec              1,296       78      1,374      1,223         1      1,224
Loans                                    611     (292)       319      1,503       189      1,692
                                      ------    -----      -----     ------      ----     ------
  Total interest - earning assets     $1,117    $(422)    $  695     $2,280     $ 536     $2,816
                                      ======    =====      =====     ======      ====     ======
Interest expenses:
Savings deposits                      $   43    $  11     $   54     $ (115)    $  57     $  (58)
Other time deposits                      736     (298)       438        841       484      1,325
Short-term borrowings                   (587)    (376)      (963)       467       202        669
Other borrowings                         250      (76)       174        215       109        324
                                      ------    -----      -----     ------      ----     ------
  Total interest-bearing liabilities  $  442    $(739)    $ (297)    $1,408      $ 52     $2,260
                                      ======    =====      =====     ======      ====     ======

Change in net interest income         $  675    $ 317     $  992     $  872     $(316)    $  556
                                      ======    =====      =====     ======      ====     ======



PROVISION FOR LOAN LOSSES

2001 vs 2000

     The provision for loan losses is based upon management's quarterly review of the loan portfolio. The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets served. An external independent loan review is also performed annually for the bank. Management remains committed to an aggressive program of problem loan identification and resolution.

     The allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. Loss factors are based on management's consideration of the nature of the portfolio segments, changes in mix and volume of the loan portfolio, and historical loan loss experience. In addition, management considers industry standards and trends with respect to nonperforming loans and its knowledge and experience with specific lending segments.

     Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses was adequate at December 31, 2001, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy, employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of the examination process bank regulatory agencies periodically review the bank's loan loss allowance. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

     The allowance for loan losses increased 1.7% or $48,000 from fiscal 2000 after net charge-offs of $324,000 contributing to a year-end allowance for loan losses of $2,927,000 or 1.2% of total loans. This percentage is consistent with the guidelines of regulators and peer banks. Management's conclusion is that the provision for loan loss is adequate.

2000 vs 1999

     The allowance for loan losses increased 2.0% or $56,000 from fiscal 1999 after net charge-offs of $230,000 contributing to a year end allowance for loan losses of $2,879,000.

                                                        YEAR ENDED DECEMBER 31,
                                                             (IN THOUSANDS)
                                             2001      2000      1999      1998       1997
Balance at beginning of period. . . . . .  $2,879     $2,823    $2,681    $2,579     $2,553
  Charge-offs:                             ------     ------    ------    ------     ------
    Domestic:
      Real estate . . . . . . . . . . . .     154        165        50         -          -
      Commercial and industrial . . . . .     122         38        28        91        183
      Installment loans to individuals. .      82         66        98       180        176
                                           ------     ------    ------    ------     ------
            Total charge-offs . . . . . .     358        269       176       271        359
                                           ------     ------    ------    ------     ------
   Recoveries:
      Real estate . . . . . . . . . . . .       9          8         4         -          2
      Commercial and industrial . . . . .       8         20        11        29         68
      Installment loans to individuals. .      17         11        17        39         41
                                           ------     ------    ------    ------     ------
            Total recoveries. . . . . . .      34         39        32        68        111
                                           ------     ------    ------    ------     ------
   Net charge-offs. . . . . . . . . . . .     324        230       144       203        248
                                           ------     ------    ------    ------     ------
   Additions charged to operations. . . .     372        286       286       305        274
                                           ------     ------    ------    ------     ------
   Balance at end of period . . . . . . .  $2,927     $2,879    $2,823    $2,681     $2,579
                                           ======     ======    ======    ======     ======
   Ratio of net charge-offs during the
      period to average loans
      outstanding during the period . . .    0.13%      0.10%     0.06%     0.09%      0.14%


OTHER INCOME

2001 vs 2000

     Total other income for the year ended December 31, 2001 of $4,284,000 grew from $2,358,000 in 2000, an increase of
$1,926,000 or 81.7%. Most of the $954,000 increase of other operating income is due to the growth of $820,000 commission income recognized from the sale of various financial products,
sold by the Bank's subsidiary, The M Group.   The substantial
increase in commission is due to comparing an entire year's commission in 2001 and a partial year for the newly acquired subsidiary in 2000. The Company realized security gains of $1,033,000 versus $269,000 in 2001, an increase of $764,000.
The majority of the gains taken were due to the liquidation of equity securities that had reached, in management's opinion, their peak performance. Service charges increased $208,000, or 15.3%, which is mostly attributable to an increase on deposits and in fees collected on deposit accounts.

2000 vs 1999

     Total other income for the year ended December 31, 2000 decreased 33.1% or $1,169,000 from 1999. Most of the decrease resulted from securities gains taken during 2000 versus 1999. Securities gains realized during 2000 were $269,000 versus $1,946,000 realized in 1999. Market conditions in 1999 provided more opportunity for the Company to take security gains than in 2000. The Company also realized losses on debt securities in efforts to prudently position its assets and liabilities. Income on service charges increased $171,000 or 14.4% from 1999. The growth is mainly due to an increase in the fees collected on deposit accounts. Other operating income increased $337,000 to $732,000 in 2000. The substantial increase over 1999's other operating income of $395,000 was mostly due to commission income recognized from the sale of various financial products, sold by the Bank's newly acquired subsidiary, The M Group.

OTHER EXPENSES

2001 vs 2000

     Other expenses at year-end December 31, 2001 increased $884,000 or 9.2%. The majority of the other operating expense increase of $574,000 is due to a full year of expenses of the Bank's subsidiary The M Group. and an entry fee of $53,000 for The Nasdaq National Market. The salaries and employee benefits expense increase of $304,000 or 6.1% is attributable to the normal wage increases and the additional salaries expense of the Bank's subsidiary for a full year. Occupancy expense increased $28,000 or 3.8%. Most of the expense was also produced by a full year of The M Group's occupancy expenses. Furniture and equipment expenses were $22,000 less in 2001 than in 2000.

2000 vs 1999

     Other expenses at December 31, 2000 increased $224,000 or 2.4% from year-end 1999. Expenses relating to salaries and employee benefits increased $144,000 or 3.0% from 1999 due to normal wage increases and the addition of the Bank's subsidiary, The M Group. Occupancy expense during 2000 increased $68,000 over 1999 expenses. The majority of this expense was due to the first full year's operation of the Zion branch and painting expense in the Williamsport branch. Furniture and equipment expense increased 10.0% in 2000 to $756,000. The $69,000 increase from year-end 1999 amount of $687,000 resulted mostly from costs associated with the acquisition of additional computer equipment to accommodate the implementation of internet and telephone banking. Other operating expenses decreased $57,000 to $3,062,000 during 2000. Expenses relating to directors' insurances represent the majority of the decrease.

INCOME TAXES

2001 vs 2000

     The provision for income taxes for the year ended
December 31, 2001 resulted in an effective income tax rate of 20.3% compared to 19.8% for 2000.

2000 vs 1999

     The provision for income taxes for the year ended
December 31, 2000 resulted in an effective income tax rate of 19.8% compared to 23.6% for 1999. The 3.8% decline is attributable to the increase in tax-exempt interest earned when comparing 2000 to 1999.

FINANCIAL CONDITION

INVESTMENTS

2001

     The investment portfolio increased $17,015,000 or 14.6% in 2001. The bank borrowed $10,000,000 in long-term FHLB advances to purchase state and political bonds and take advantage of interest rate imbalances in the market. Deposits grew greater than loan demand with the excess funding the purchase of additional investment securities. Most of the increase is attributable to an increase of $15,591,000 in the state and political subdivisions category and corporate stock of $2,791,000 and a decrease of $2,136,000 in the U.S. Government agencies category. U.S. Treasury securities also increased $1,080,000, and other bonds, notes and debentures decreased $311,000. The investment portfolio at year end 2001 comprised of 19.5% U.S. Government agency and treasury securities, 63.1% state and political subdivisions, 16.6% equity securities and ..8% other bonds, notes and debentures. Held to Maturity securities had a carrying value of $1,302,000. Available for sale securities occupied 99% of the total portfolio and had an amortized cost of $129,365,000 with an estimated market value of $131,985,000. The unrealized gain of $2,620,000 effected shareholders' equity by $1,729,000, net of deferred taxes.

2000

     The investment portfolio increased $2,652,000 or 2.3% in 2000. The increase is mostly attributable to an increase of $19,167,000 in the state and political subdivisions category and a decrease in the U.S. Government agencies category of $11,363,000 and corporate stock of $4,628,000. U.S. Treasury securities and other bonds, notes and debentures also decreased $524,000. The total investment portfolio at year end 2000 comprised of 23.3% U.S. Government agency and treasury securities, 58.9% state and political subdivisions, 16.6% equity securities and 1.2% other bonds, notes and debentures. Held to Maturity securities had a carrying value of $3,228,000. Available for sale securities occupied 97.2% of the total portfolio and had an amortized cost of $114,271,000 with an estimated market value of $113,044,000. The unrealized loss of $1,227,000 effected shareholders' equity by $(810,000), net of deferred taxes.

     The carrying amounts of investment securities at the dates indicated are summarized as follows (in thousands):

                                                    DECEMBER 31,
                                          2001       2000         1999
                                        --------    -------     --------
U.S. Treasury securities:
  Available for Sale                    $  4,126     $ 3,046    $  3,504
U.S. Government agencies:
  Held to Maturity                           196         206         259
  Available for Sale                      21,694      23,820      35,130
State and political subdivisions:
  Held to Maturity                           796       2,712       2,465
  Available for Sale                      83,256      65,749      46,829
Other bonds, notes and debentures:
  Held to Maturity                           310         310         290
  Available for Sale                         816       1,127       1,213
                                        --------    --------    --------
    Total bonds, notes and debentures    111,194      96,970      89,690
Corporate stock - Available for Sale      22,093      19,302      23,930
                                        --------    --------    --------

      Total                             $133,287    $116,272    $113,620
                                        ========    ========    ========

The following table shows the maturities and repricing of investment securities at December 31, 2001 and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of such securities (in thousands):

                                     WITHIN  AFTER ONE    AFTER FIVE  AFTER
                                     ONE     BUT WITHIN   BUT WITHIN  TEN
                                     YEAR    FIVE YEARS   TEN YEARS   YEARS
U.S. Treasury securities:
  AFS Amount                         $2,000    $2,020     $    -    $     -
  Yield                                6.44%     5.81%         -          -
U.S. Government agencies:
  HTM Amount                              -         -          -        196
  Yield                                   -         -          -       9.00%
  AFS Amount                              -     3,110          -     18,721
  Yield                                   -      5.75%         -       6.57%
State and political subdivisions:
  HTM Amount                              -       250          -        546
  Yield                                   -      4.50%         -       5.11%
  AFS Amount                            200       120        332     80,907
  Yield                                6.50%     9.63%      5.65%      5.79%
Other bonds, notes and debentures:
  HTM Amount                             60       150        100          -
  Yield                                6.75%     6.73%      6.56%         -
  AFS Amount                              -         -          -        817
  Yield                              $    -    $    -     $    -        7.01%
                                     ------    ------     ------    --------
  Total Amount                       $2,260    $5,650     $  432    $101,187
                                     ======    ======     ======    ========
        Total Yield                    6.45%     5.83%     5.86%       5.94%


     All yields represent weighted average yields expressed on a tax equivalent basis. They are calculated on the basis of the cost, adjusted for amortization of premium and accretion of discount and effective yields weighted for the scheduled maturity of each security. The taxable equivalent adjustment represents the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate (derived by dividing tax-exempt interest by 66%).

LOAN PORTFOLIO

2001

     At December 31, 2001, gross loans totaled $251,623,000, an increase of $6,825,000 or 2.8% over year-end 2000. While commercial, agricultural, construction real estate mortgages and installment loans to individuals decreased from 2000, loans secured by residential and commercial real estate grew by $14,964,000 or 7.8%. Residential real estate mortgages increased $8,823,000 (6.7%). Commercial real estate mortgages grew by 10.1% or $6,141,000. Commercial and agricultural loans decreased $3,842,000 (14.5%). Construction real estate mortgages declined $671,000 or 14.1% and installment loans to individuals decreased 16.8% or $3,626,000.

2000

     At December 31, 2000, gross loans totaled $244,798,000, an increase of $12,983,000 or 5.6% over year-end 1999. While commercial, agricultural and installment loans to individuals decreased from 1999, loans secured by real estate mortgages grew by $20,209,000 or 11.4%. Residential real estate mortgages increased $10,016,000 (8.3%). Commercial real estate mortgages grew by 17.8% or $9,177,000. Construction real estate mortgages increased $1,016,000 (27.2%). Commercial and agricultural loans decreased $5,264,000 (16.6%) and installment loans to individuals declined $1,962,000 or 8.3%.

The amount of loans outstanding at the indicated dates are shown in the following table according to type of loan (in thousands):

                                                 December 31,
                                      2001       2000       1999       1998       1997
Domestic:
  Commercial and agricultural       $ 22,629    $26,471    $31,735    $32,920    $38,631
  Real estate mortgage:
    Residential                      140,223    131,400    121,384    109,937    108,309
    Commercial                        66,763     60,622     51,445     43,562     32,670
    Construction                       4,077      4,748      3,732      3,874      3,011
  Installment loans to individuals    17,931     21,557     23,519     24,505     23,508
                                    --------   --------   --------   --------   --------
  Gross loans                       $251,623   $244,798   $231,815   $214,798   $206,129
                                    ========   ========   ========   ========   ========

The amount of domestic loans at December 31, 2001 are presented below by category and maturity (in thousands):

                                   COMMERCIAL INSTALLMENT
                                      AND     LOANS TO
                        REAL ESTATE  OTHER    INDIVIDUALS  TOTAL
Loans with floating
  interest rates:
1 year or less          $  5,364   $ 6,962   $ 1,438    $ 13,764
1 through 5 years          1,511       892       147       2,550
5 through 10 years         8,811       645        36       9,492
After 10 years            38,475     1,465        96      40,036
                        --------   -------   -------    --------
   Sub Total              54,161     9,964     1,717      65,842
                        --------   -------   -------    --------
Loans with predetermined
  interest rates:
1 year or less             9,517     1,453     2,494      13,464
1 through 5 years         20,589     7,758    10,813      39,160
5 through 10 years        36,481     3,413     1,331      41,225
After 10 years            90,315        41     1,576      91,932
                        --------   -------   -------    --------
   Sub Total             156,902    12,665      16,214   185,781
                        --------   -------     -------  --------
      Total             $211,063   $22,629     $17,931  $251,623
                        ========   =======     =======  ========

(1) The loan maturity information is based upon original loan terms and is not adjusted for "rollovers." In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

(2) Scheduled repayments are reported in maturity categories in which the payment is due.

The Bank does not make loans that provide for negative amortization nor do any loans contain conversion features. The
Bank does not have any foreign loans outstanding at December 31, 2001.

ALLOWANCE FOR LOAN LOSSES

2001

     The allowance for loan losses represents the amount that management estimates is adequate to provide for probable losses inherent in the loan portfolio, as of the balance sheet date. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses, which is charged to operations. The provision is based on management's quarterly evaluation of the adequacy of the allowance for loan losses, taking into account the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. Underwriting continues to emphasize the need for security and adequate collateral margins. The total allowance for loan losses is a combination of a specific allowance for identified problem loans, a formula allowance, and an unallocated allowance.

     At December 31, 2001, the allowance for loan losses as a percent of gross loans remained unchanged from December 31, 2000, at 1.2%. Gross loans increased by $9,442,000 from $248,642,000 at December 31, 2000 to $258,084,000 at
December 31, 2001.

     Non-accruing loans decreased $496,000 (63.8%) to $281,000 from year-end 2000. Overall non-performing loans decreased
$185,000 (23.0%) to $619,000 from fiscal 2000.

     Based on management's loan-by-loan review, the past performance of the borrowers and current economic conditions, including recent plant closures and bankruptcy levels, management does not anticipate any current losses related to non-accrual, nonperforming, or classified loans above that have already been considered in its overall judgment of the adequacy of the reserve.

2000

     At December 31, 2000, the allowance for loan losses stood at $2,879,000 or 1.2% of gross loans. This was a $56,000 (2.0%)
increase over year-end 1999. The adequacy of the loan loss allowance is determined quarterly in unison with management's comprehensive review of the loan portfolio credit quality. Reviews are further enhanced by analyses of recent and past economic conditions, portfolio trends and growth, peer comparisons and other factors impacting overall credit quality. Underwriting continues to emphasize the need for security and adequate collateral margins.

     Non-accruing loans increased $493,000 (173.6%) to $777,000 from year-end 1999. Overall non-performing loans increased
$279,000 (53.1%) to $804,000 from fiscal 1999.

     The following table presents information concerning non-performing loans. The accrual of interest will be discontinued when the principal or interest of a loan is in default for 90 days or more, or as soon as payment is questionable, unless the loan is well secured and in the process of collection. Consumer loans and residential real estate loans secured by 1 to 4 family dwellings shall ordinarily not be subject to those guidelines. The reversal of previously accrued but uncollected interest applicable to any loan placed in a non-accrual status and the treatment of subsequent payments of either principal or interest will be handled in accordance with accounting principles generally accepted in the United States of America. These principles do not require a write-off of previously accrued interest if principal and interest are ultimately protected by sound collateral values. A non-performing loan may be restored to an accruing status when:

1.   Principal and interest is no longer due and unpaid.
2.   It becomes well secured and in the process of collection.
3. Prospects for future contractual payments are no longer in doubt.

                     TOTAL NONPERFORMING LOANS
                            (IN THOUSANDS)
                     -------------------------
                               90 DAYS
                       NONACCRUAL    PAST DUE
                     -------------------------
                2001       $281      $338
                2000       $777      $ 27
                1999       $284      $241
                1998       $646      $ 60
                1997       $552      $430

     If interest had been recorded at the original rate on nonaccrual loans, such income would have approximated $28,000, $86,000 and $48,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Interest income on such loans, which is recorded when received, amounted to approximately $19,000, $45,000 and $38,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The significant reduction in non-accruing loans from year-end 2000 is attributed to the successful culmination of several commercial loan workouts. The level of non-accruing loans continues to fluctuate annually and is attributed to the various economic factors experienced both regionally and nationally. Overall the portfolio is well secured with a majority of the balance making regular payments or scheduled to be satisfied in the near future. Presently there are no significant amounts of loans where serious doubts exist as to the ability of the borrower to comply with the current loan payment terms which are not included in the nonperforming categories as indicated above.

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

           ALLOCATION IN THE ALLOWANCE FOR LOAN LOSSES
                         (IN THOUSANDS)
                                                     PERCENT OF
                                                     LOANS IN
                                                     EACH
                                                     CATEGORY TO
                                         AMOUNT      TOTAL LOANS

DECEMBER 31, 2001:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural            $  414          9.0%
  Real estate mortgage:
    Residential                           1,379         55.8%
    Commercial                              763         26.5%
    Construction                             74          1.6%
  Installment loans to individuals          271          7.1%
  Unallocated general allowance              26
                                         ------        -----
     Total                               $2,927        100.0%
                                         ======        =====
DECEMBER 31, 2000:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural            $  541         10.8%
  Real estate mortgage:
    Residential                           1,211         53.7%
    Commercial                              723         24.8%
    Construction                             71          1.9%
  Installment loans to individuals          306          8.8%
  Unallocated general allowance              27
                                         ------        -----
     Total                               $2,879        100.0%
                                         ======        =====
DECEMBER 31, 1999:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural            $  531         13.7%
  Real estate mortgage:
    Residential                           1,186         52.4%
    Commercial                              710         22.2%
    Construction                             70          1.6%
  Installment loans to individuals          300         10.1%
  Unallocated general allowance              26
                                         ------        -----
     Total                               $2,823        100.0%
                                         ======        =====
DECEMBER 31, 1998:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural            $  505         15.3%
  Real estate mortgage:
    Residential                           1,126         51.2%
    Commercial                              673         20.3%
    Construction                             67          1.8%
  Installment loans to individuals          284         11.4%
  Unallocated general allowance              26
                                         ------        -----
     Total                               $2,681        100.0%
                                         ======        =====
DECEMBER 31, 1997:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural            $  485         18.7%
  Real estate mortgage:
    Residential                           1,083         52.6%
    Commercial                              647         15.8%
    Construction                             65          1.5%
  Installment loans to individuals          273         11.4%
  Unallocated general allowance              26
                                         ------        -----
     Total                               $2,579        100.0%
                                         ======        =====


DEPOSITS

2001

     Total average deposits increased $20,288,000 during 2001. The most significant growth occurred in time deposits. Time deposits increased $14,396,000, demand and savings deposits increased $4,519,000 and $1,373,000, respectively. Time deposits increased 11.0% from 2000 mostly due to successful marketing strategies and penetration into the Centre County market. In addition to growth, the downward rate environment in 2001 caused the average rate paid on time deposits to decline. Noninterest bearing deposits increased 9.0% to $46,594,000. Interest bearing demand deposits also increased minimally to $46,154,000 (1.5%).

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

     Time deposits of $100,000 or more totaled approximately $32,646,000 on December 31, 2001 and $31,148,000 on December 31,
2000. Interest expense related to such deposits was approximately $1,913,000, $1,571,000 and $1,242,000 for the years ended December 31, 2001, 2000 and 1999, respectively.
Time deposits of $100,000 or more at December 31, 2001 mature as follows: 2002 - $27,248,000; 2003 - $3,106,000; 2004 -
$1,116,000; 2005 - $676,000 beyond 2006 - $500,000.

     The average amount and the average rate paid on deposits are summarized below (in thousands):

                                          2001                 2000               1999
                                         AVERAGE              AVERAGE            AVERAGE
                                    AMOUNT      RATE      AMOUNT    RATE    AMOUNT      RATE
DEPOSITS IN DOMESTIC
  BANK OFFICES:
    Demand deposits:
      Noninterest-bearing           $ 46,594    0.00%   $ 42,765    0.00%   $ 41,071    0.00%
      Interest-bearing                46,154    2.17%     45,464    2.17%     45,095    2.15%
    Savings deposits                  47,197    2.03%     45,824    2.00%     49,105    2.03%
    Time deposits                    145,823    5.28%    131,427    5.52%    118,461    5.01%
        Total average deposits      $285,768            $265,480            $253,732

SHAREHOLDERS' EQUITY

2001

     Shareholders' equity is evaluated in relation to total assets and the risks associated with those assets. A company is more likely to meet its cash obligations and absorb unforeseen losses when the capital resources are greater. Total shareholders' equity at December 31, 2001 was $55,252,000, increasing $4,738,000 from the balance at December 31, 2000 of $50,514,000. Net income and the exercising of stock options contributed $7,742,000 and $24,000, respectively, to shareholders' equity. The unrealized appreciation on securities also added $2,539,000 to total equity. Reductions to shareholders' equity included $3,729,000 that was paid out in dividends and $1,838,000 for the purchase of treasury stock.

2000

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

     Bank regulators have risk based capital guidelines. Under these guidelines, banks are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2001, the Company's required ratios were well above the minimum ratios as follows:

                                          2001
                                        Minimum
                             Company   Standards
                             -------   ---------
Tier 1 capital ratio         18.84%      4.00%
Total capital ratio          20.10%      8.00%


     For a more comprehensive discussion of these requirements, see "Regulations and Supervision" on the Form 10K. Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

     The ratio of net income to average total assets and average shareholders' equity and certain ratios are presented as follows:

                                       2001     2000    1999
                                      ------   ------  ------
Percentage of net income to:
   Average total assets                1.95%    1.74%   1.99%
   Average shareholders' equity       14.38%   13.77%  14.96%
Percentage of dividends declared
    per  common share                 48.17%   52.18%   44.20%
Percentage of average shareholders'
    equity to average total assets    13.54%   12.62%   13.81%


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

     The Company, like other financial institutions, must have sufficient funds available to meet its liquidity needs for
deposit withdrawals, loan commitments and expenses.   In order
to control cash flow, the bank estimates future flows of cash from deposits and loan payments. The primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, as well as Federal Home Loan Bank borrowings. Funds generated are used principally to fund loans and purchase investment securities. Management believes the Company has adequate resources to meet its normal funding requirements.

     Management monitors the Company's liquidity on both a long and short-term basis thereby, providing management necessary information to react to current balance sheet trends. Cash flow needs are assessed and sources of funds are determined. Funding strategies consider both customer needs and economical cost. Both short and long term funding needs are addressed by maturities and sales of available for sale investment securities, loan repayments and maturities, and liquidating money market investments such as federal funds sold. The use of these resources, in conjunction with access to credit provides core ingredients to satisfy depositor, borrower and creditor needs.

     Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential as well as the current cost of borrowing funds. The Company has a current borrowing capacity at the Federal Home Loan Bank of $78,888,000. In addition to this credit arrangement the Company has additional lines of credit with correspondent banks of $8,000,000. The Company's management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.

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

INTEREST RATE SENSITIVITY

     The following table sets forth the Company's interest rate sensitivity as of December 31, 2001:

                                                      AFTER ONE     AFTER TWO      AFTER
                                         WITHIN       BUT WITHIN    BUT WITHIN     FIVE
                                         ONE YEAR     TWO YEARS     FIVE YEARS     YEARS
                                         --------     ----------    ----------     -------
Earning assets: (1) (2)
  Investment securities  (1)             $  9,311     $ 14,450      $ 18,320      $ 88,585
  Loans  (2)                               84,113       39,129       111,811        20,564
                                         --------     --------      --------       -------
Total earning assets                     $ 93,424     $ 53,579      $130,131      $109,149

Interest-bearing liabilities:
  Deposits  (3)                          $127,138     $ 35,759      $ 59,867      $ 27,109
  Borrowings                               13,104            -        47,779             -
                                         --------     --------      --------       -------
Total interest-bearing liabilities       $140,242     $ 35,759      $107,646       $27,109

Net noninterest-bearing funding (4)         7,553        7,553        22,658        37,763
                                         --------     --------      --------       -------
Total net funding sources                $147,795      $43,312      $130,304       $64,872
Excess assets (liabilities)               (54,371)      10,267          (173)       44,277
Cumulative excess assets (liabilities)    (54,371)     (44,104)      (44,277)            -

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

(4) Net noninterest-bearing funds are the sum of noninterest-bearing liabilities and shareholders' equity minus noninterest-earning assets and reflect managerial assumptions as to the appropriate investment maturity categories.

     In this analysis the Company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing of this rate shock analysis for the periods indicated:

                             December 31, 2001
                                Net Interest
                         Income Change (After Tax)
                 Rates           (In thousands)
                 -200                 $263
                 -100                 $185
                 +100                 $105
                 +200                 $139

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

INFLATION

     The asset and liability structure of a financial institution is primarily monetary in nature, therefore, interest rates rather than inflation have a more significant impact on the Corporation's performance. Interest rates are not always affected in the same direction or magnitude as prices of other goods and services, but are reflective of fiscal policy initiatives or economic factors that are not measured by a price index.

COMPREHENSIVE INCOME

     Comprehensive income is a measure of all the changes in equity of a corporation. It excludes transactions with owners in their capacity as owners (i.e. stock options granted or exercised, repurchase of treasury stock transactions and dividends to shareholders).

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

     Other comprehensive income (loss) for the years ended
December 31, 2001, 2000, 1999 were $2,539,000, $2,117,000 and
$(7,885,000), respectively.

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

                  REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Penns Woods Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries, as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                 /s/ S. R. Snodgrass, A.C.

                                 Wexford, PA
                                 February 15, 2002



                     CONSOLIDATED BALANCE SHEET

                                                            December 31,
                                                         2001         2000
                                                       --------     --------
                                                           (in thousands)
ASSETS:
Cash and due from banks                                $ 14,844     $ 15,318
Securities available for sale                           131,985      113,044
Securities held to maturity (market value
  of $1,312 and $3,261)                                   1,302        3,228
Loans held for sale                                       3,993       1,688
Loans, net of unearned discount                         251,623      244,798
Less:  Allowance for loan losses                          2,927        2,879
                                                       --------     --------
  Loans, net                                            248,696      241,919
Bank premises and equipment, net                          4,478        4,727
Accrued interest receivable                               2,685        2,581
Bank owned life insurance                                 8,126        2,353
Other assets                                              8,701       10,055
                                                       --------     --------
TOTAL                                                  $424,810     $394,913
                                                       ========     ========

LIABILITIES:
Interest-bearing deposits                              $249,873     $230,666
Noninterest-bearing deposits                             55,277       47,468
                                                       --------     --------
     TOTAL DEPOSITS                                     305,150      278,134

Short-term borrowings                                    19,105       31,021
Other borrowings                                         41,778       31,778
Accrued interest payable                                  1,190        1,452
Other liabilities                                         2,335        2,014
                                                       --------     --------
     TOTAL LIABILITIES                                  369,558      344,399
                                                       --------     --------

SHAREHOLDERS' EQUITY:
Common stock, par value $10; 10,000,000 shares
  authorized; 3,131,644 and 3,130,844 shares issued      31,316       31,308
Additional paid-in capital                               18,230       18,214
Retained earnings                                         6,987        2,974
Accumulated other comprehensive gain (loss)               1,729         (810)
Treasury stock, at cost 92,054 and 33,551                (3,010)      (1,172)
                                                       --------     --------
     TOTAL SHAREHOLDERS' EQUITY                          55,252       50,514
                                                       --------     --------
TOTAL                                                  $424,810     $394,913
                                                       ========     ========

See Accompanying Notes to the Consolidated Financial Statements.



                 CONSOLIDATED STATEMENT OF INCOME

                                                 For the years ended
                                                      December 31,
                                            2001         2000         1999
                                          --------     --------     --------
                                        (in thousands, except per share data)
INTEREST INCOME:
Interest and fees on loans                $ 21,919     $ 21,570     $ 19,990
Interest and dividends on investments:
  Taxable interest                           3,112        3,954        3,689
  Tax-exempt interest                        3,066        2,205        1,664
  Dividends                                    639          725          687
                                          --------     --------     --------
     TOTAL INTEREST INCOME                  28,736       28,454       26,030
                                          --------     --------     --------
INTEREST EXPENSE:
Interest on deposits                         9,657        9,165        7,898
Interest on short-term borrowings              903        1,866        1,197
Interest on other borrowings                 1,921        1,747        1,423
                                          --------     --------     --------
     TOTAL INTEREST EXPENSE                 12,481       12,778       10,518
                                          --------     --------     --------
NET INTEREST INCOME                         16,255       15,676       15,512

PROVISION FOR LOAN LOSSES                      372          286          286
                                          --------     --------     --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                           15,883       15,390       15,226
                                          --------     --------     --------

OTHER INCOME:
Service charges                              1,565        1,357        1,186
Securities gains, net                        1,033          269        1,946
Other operating income                       1,686          732          395
                                          --------     --------     --------
     TOTAL OTHER INCOME                      4,284        2,358        3,527
                                          --------     --------     --------

OTHER EXPENSES:
Salaries and employee benefits               5,308        5,004        4,860
Occupancy expense, net                         769          741          673
Furniture and equipment expense                734          756          687
Other operating expenses                     3,636        3,062        3,119
                                          --------     --------     --------
     TOTAL OTHER EXPENSES                   10,447        9,563        9,339
                                          --------     --------     --------

INCOME BEFORE INCOME TAX PROVISION           9,720        8,185        9,414

INCOME TAX PROVISION                         1,978        1,619        2,224
                                          --------     --------     --------

NET INCOME                                $  7,742     $  6,566     $  7,190
                                          ========     ========     ========

EARNINGS PER SHARE - BASIC                $   2.53     $   2.10     $   2.30

EARNINGS PER SHARE - DILUTED              $   2.53     $   2.10     $   2.30


See accompanying notes to the consolidated financial statements.



      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
         For the Years Ended December 31, 2001, 2000 and 1999

                                                                                      Accumu-
                                                                                      lated
                                                                                      Other
                                                                                      Compre-                Total
                                                             Additional               hensive                Share-
                                         Common Stock         Paid-in     Retained     Gain      Treasury    holders'
                                      Shares       Amount     Capital     Earnings    (Loss)      Stock      Equity
                                     ---------    --------   ----------   ---------   --------   --------    --------
                                                           (in thousands, except per share data)
Balance, December 31, 1998           2,840,823    $ 28,409    $  4,768    $  11,975  $  4,958   $   (214)   $ 49,896

Ten percent stock dividend             283,393       2,833      13,320      (16,153)                             -
Comprehensive loss:
  Net income                                                                  7,190                            7,190
  Unrealized loss on securities,
  net of reclassification adjust-
  ments and tax benefit of $4,062                                                      (7,885)                (7,885)
                                                                                                            --------
     Total comprehensive loss                                                                                   (695)
                                                                                                            --------
Dividends declared, $1.01                                                    (3,178)                          (3,178)
Stock options exercised                  4,116          41          77                                           118
Treasury stock acquired, 1,304 shares                                                                (56)        (56)
                                     ---------    --------    --------    ---------  --------   --------    --------

Balance, December 31, 1999           3,128,332      31,283      18,165         (166)   (2,927)      (270)     46,085

Comprehensive income:
  Net income                                                                  6,566                            6,566
  Unrealized gain on securities,
  net of reclassification adjust-
  ments and tax of $1,091                                                               2,117                  2,117
                                                                                                            --------
     Total comprehensive income                                                                                8,683
                                                                                                            --------
Dividends declared, $1.10                                                    (3,426)                          (3,426)
Stock options exercised                  2,512          25          49                                            74
Treasury stock acquired, 28,591 shares                                                              (902)       (902)
                                     ---------    --------    --------    ---------  --------   --------    --------

Balance, December 31, 2000           3,130,844      31,308      18,214        2,974      (810)    (1,172)     50,514

Comprehensive income:
  Net income                                                                  7,742                            7,742
  Unrealized gain on securities,
  net of reclassification adjust-
  ments and tax of $1,308                                                               2,539                 2,539
                                                                                                           --------
     Total comprehensive income                                                                              10,281
                                                                                                           --------
Dividends declared, $1.22                                                    (3,729)                         (3,729)
Stock options exercised                    800           8          16                                           24
Treasury stock acquired, 58,503 shares                                                            (1,838)    (1,838)
                                     ---------    --------    --------    ---------  --------   --------    --------
Balance, December 31, 2001           3,131,644    $ 31,316    $ 18,230    $   6,987  $  1,729   $ (3,010)  $ 55,252
                                     =========    ========    ========    =========  ========   ========   ========
                                                    2001        2000        1999
                                                  --------    --------    --------
Components of comprehensive income (loss):
  Change in net unrealized gain (loss)
    on investments available for sale             $  3,221    $  2,295    $ (6,601)
Realized gains included in net
  income, net of tax $351, $91, and $662              (682)       (178)     (1,284)
                                                  --------    --------    --------
Total                                             $  2,539    $  2,117    $ (7,885)
                                                  ========    ========    ========

See accompanying notes to the consolidated financial statements.



                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          For the years ended
                                                              December 31,
                                                     2001         2000         1999
                                                   --------     --------     --------
                                                             (in thousands)
OPERATING ACTIVITIES
Net income                                         $  7,742     $  6,566     $  7,190
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                        489          551          512
    Provision for loan losses                           372          286          286
    Accretion and amortization of investment
      security discounts and premiums                  (843)        (610)        (156)
    Securities gains, net                            (1,033)        (269)      (1,946)
    Loss (gain) on sale of foreclosed assets            (18)          29           (6)
    Decrease (increase) in all other assets            (731)         283         (995)
    Increase (decrease) in all other liabilities         59          309         (121)
                                                   --------     --------     --------
    Net cash provided by operating activities         6,037        7,145        4,764
                                                   --------     --------     --------
INVESTING ACTIVITIES
Investment securities available for sale:
    Proceeds from sales                              22,156       53,301       48,123
    Proceeds from calls and maturities               12,765        6,142        7,137
    Purchases                                       (48,151)     (57,973)     (78,020)
Investment securities held to maturity:
    Proceeds from calls and maturities                1,963           58        2,090
    Purchases                                           (25)        (273)         (25)
Net increase in loans                                (9,453)     (12,893)     (17,502)
Acquisition of bank premises and equipment             (323)        (390)        (662)
Proceeds from the sale of foreclosed assets             592          168           80
Purchase of Bank Owned Life Insurance                (5,589)      (1,298)          (4)
Acquisition of a subsidiary                               -       (3,321)           -
                                                   --------     --------     --------
Net cash used for investing activities              (26,065)     (16,479)     (38,783)
                                                   --------     --------     --------
FINANCING ACTIVITIES
Net increase in interest-bearing deposits            19,208       18,138        1,627
Net increase in noninterest-bearing deposits          7,808        4,423          812
Net increase (decrease) in short-term borrowings    (11,916)     (10,620)      30,418
Proceeds from other borrowings                       10,000        5,000        5,000
Repayment of other borrowings                             -         (500)        (500)
Dividends paid                                       (3,729)      (3,426)      (3,178)
Stock options exercised                                  21           65           40
Purchase of treasury stock                           (1,838)        (902)         (23)
                                                   --------     --------     --------
    Net cash provided by financing activities        19,554       12,178       34,196
                                                   --------     --------     --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     (474)       2,844          177

CASH AND CASH EQUIVALENTS, BEGINNING                 15,318       12,474       12,297
                                                   --------     --------     --------
CASH AND CASH EQUIVALENTS, ENDING                  $ 14,844     $ 15,318     $ 12,474
                                                   ========     ========     ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     The Company paid approximately $12,743,000, $12,449,000, and $10,606,000 in interest on deposits and other borrowings during 2001, 2000, and 1999, respectively.

     The Company made income tax payments of approximately
$2,136,000, $2,008,000, and $1,972,000 during 2001, 2000, and
1999, respectively.

     Transfers from loans to foreclosed assets held for sale amounted to approximately $493,000, $294,000, and $102,000 in 2001, 2000, and 1999, respectively.

See accompanying notes to the consolidated financial statements.



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

     The financial services are provided by the bank to individuals, partnerships, non-profit organizations and corporations through its ten offices and Financial Center located in Clinton, Lycoming, and Centre Counties, Pennsylvania.

     Woods Real Estate Development Co., Inc. engages in real estate transactions on behalf of Penns Woods Bancorp, Inc. and the Bank.

     Woods Investment Company, Inc. is engaged in investing activities.

     The M Group engages in securities brokerage and insurance activities.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

     Trading account securities are recorded at their fair values. Unrealized gains and losses on trading account securities are included in other income. The Company has no trading account securities as of December 31, 2001 or 2000.

     Available for sale securities consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as held to maturity securities. Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of shareholders' equity until realized.

     Gains and losses on the sale of all securities are determined using the average cost method.

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

     The fair value of investments and mortgage-backed securities, except certain state and political securities, is estimated based on bid prices published in financial newspapers bid quotations received from securities dealers or in the case of equity securities, the closing price of the day as listed on the Internet. The fair value of certain state and political securities is not readily available through market sources other than dealer quotations, fair value estimates are then based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

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

Allowance for Loan Losses

     The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio, as of the balance sheet date. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management's periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to changes in the near term.

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

Bank Premises and Equipment

     Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets. Costs incurred for routine maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized.

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

Comprehensive Income

     The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. Other comprehensive income is comprised exclusively of unrealized holding gains (losses) on the available for sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Shareholders' Equity.

Cash Flows

     The Company utilizes the net reporting of cash receipts and cash payments for deposit and lending activities.

     The Company considers amounts due from banks as cash equivalents.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations a prohibits the use of the pooling-of-interests methods. The adoption of FAS No. 141 is not expected to have a material effect on the Company's financial position or results of operations.

     In July 2001, the FASB issued FAS No. 142, Goodwill and Other Intangible Assets effective for fiscal years beginning after December 15, 2001. The statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. At December 31, 2001, the Company has goodwill of approximately $3.0 million from past business combinations that will be evaluated for impairment prospectively.

     In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company's financial statements.

     In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS No. 144 supercedes FAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement is not expected to have material effect on the Company's financial statements.

NOTE B - PER SHARE DATA

     There are no convertible securities, which would affect the numerator in calculating basis and dilutive earnings per share, therefore, net income as presented on the consolidated statement of income will be used as the numerator. The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive per share computation.

                                           2001          2000         1999
                                        ---------     ---------    ---------
Weighted average common shares
  outstanding                           3,130,846     3,130,178    3,125,292
Average treasury stock shares             (65,532)      (10,638)      (3,879)
                                        ---------     ---------    ---------
Weighted average common shares and
  common stock equivalents used to
  calculate basic earnings per share    3,065,314     3,119,540    3,121,413
Additional common stock equivalents
  (stock options) used to calculate
  diluted earnings per share                2,037             -        8,682
                                        ---------     ---------    ---------
Weighted average common shares and
  common stock equivalents used
  to calculate diluted earnings
  per share                             3,067,351     3,119,540     3,130,095
                                        =========     =========     =========

Options to purchase 20,350 shares of common stock at prices from $42.00 to $53.18 were outstanding during 2001, 30,350 shares at prices from $32.63 to $53.18 were outstanding during 2000, and 9,900 shares at a price of $53.18 were outstanding during 1999, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE C - CASH AND DUE FROM BANKS

     Banks are required to maintain reserves consisting of vault cash and deposit balances with the Federal Reserve Bank in their district. The reserves are based on deposit levels during the year and account activity and other services provided by the Federal Reserve Bank. Average daily currency, coin and cash balances with the Federal Reserve Bank needed to cover reserves against deposits for 2001 ranged from $0 to $2,459,000. For 2000, these balances ranged from $0 to $1,972,000. Average daily cash balances with the Federal Reserve Bank required to cover services provided to the Bank amounted to $800,000 throughout 2001 and 2000. Total balances restricted at December 2001 and 2000, respectively, were $1,523,000 and $4,819,000.

NOTE D - INVESTMENT SECURITIES

     The amortized cost of investment securities and their approximate fair values at December 31, 2001 and 2000 were as follows (in thousands):

                                                         December 31, 2001
                                         -------------------------------------------------
                                                        Gross       Gross
                                         Amortized   Unrealized   Unrealized      Fair
                                           Cost         Gains       Losses        Value
                                         ---------   ----------   ----------     --------
Securities available for sale:
  Equity securities                      $ 21,138    $  2,911     $ (1,956)      $ 22,093
  U.S. Government and agency
    securities                             25,851         130         (161)        25,820
  State and political securities           81,559       2,494         (797)        83,256
  Other debt securities                       817           3           (4)           816
                                         --------    --------     --------       --------
                                         $129,365    $  5,538     $ (2,918)      $131,985
                                         ========    ========     ========       ========
Securities held to maturity:
  US Government and agency
    securities                           $    196    $      7     $      -       $    203
  State and political securities              796          23          (20)           799
  Other debt securities                       310                        -            310
                                         --------    --------     --------       --------
                                         $  1,302    $     30     $    (20)      $  1,312
                                         ========    ========     ========       ========
                                                         December 31, 2000
                                         -------------------------------------------------
                                                        Gross       Gross
                                         Amortized   Unrealized   Unrealized      Fair
                                           Cost         Gains       Losses        Value
                                         ---------   ----------   ----------     --------
Securities available for sale:
  Equity securities                      $ 19,954    $  1,917     $ (2,538)      $ 19,333
  U.S. Government and agency
    securities                             26,644         247          (25)        26,866
  State and political securities           66,565       1,162       (1,978)        65,749
  Other debt securities                     1,108           3          (15)         1,096
                                         --------    --------     --------       --------
                                         $114,271    $  3,329     $ (4,556)      $113,044
                                         ========    ========     ========       ========
Securities held to maturity:
  U.S. Government and agency
    securities                           $    206    $      1     $      -       $    207
  State and political securities            2,712          39           (7)         2,744
  Other debt securities                       310           -            -            310
                                         --------    --------     --------       --------
                                         $  3,228    $     40     $     (7)      $  3,261
                                         ========    ========     ========       ========

     The amortized cost and fair value of debt securities at December 31, 2001, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                            Securities              Securities
                                         Held to Maturity       Available for Sale
                                       --------------------    ---------------------
                                       Amortized     Fair      Amortized      Fair
                                          Cost       Value        Cost        Value
                                       ---------   --------    ---------    --------
Due in one year or less                $    60     $    60     $  2,200     $  2,231
Due after one year to five years           400         407        5,249        5,303
Due after five years to ten years          100         100          332          356
Due after ten years                        742         745      100,446      102,002
                                       -------     -------     --------     --------
                                       $ 1,302    $  1,312     $108,227     $109,892
                                       ======     ========     ========     ========

     Total gross proceeds from sales of securities available for sale, were $22,156,000, $53,301,000 and $48,123,000 for 2001,
2000 and 1999, respectively. The following table represents gross realized gains and gross realized losses on those transactions (in thousands):

<caption

                                            2001       2000       1999
                                           ------     ------     ------
Gross realized gains:
  U.S. Government and agency securities     $  133     $   36     $  128
  State and political securities                20        170        364
  Equity securities                          1,226      1,577      2,104
                                            ------     ------     ------
                                            $1,379     $1,783     $2,596
                                            ======     ======     ======
Gross realized losses:
  U.S. Government and agency securities     $   13     $  731     $  416
  State and political securities               149         30         26
  Equity securities                            184        753        181
  Other debt securities                          -          -         27
                                            ------     ------     ------
                                            $  346     $1,514     $  650
                                            ======     ======     ======

     Investment securities with a carrying value of approximately $36,539,000 and $32,859,000 at December 31, 2001
and 2000, respectively, were pledged to secure certain deposits, security repurchase agreements, and for other purposes as required by law.

     There is no concentration of investments that exceed ten percent of shareholders' equity for any individual issuer, excluding those guaranteed by the U.S. Government.

NOTE E - LOANS

     Major loan classifications loans are summarized as follows
(in thousands):

                                                        December 31, 2001
                                  -------------------------------------------------------------
                                               Past Due     Past Due
                                               30 to 90      90 Days       Non-
                                  Current        Days        or More     Accrual        Total
                                  --------     --------     ---------    --------     ---------
Commercial and agricultural       $ 22,233     $    334     $     36     $     26     $ 22,629
Real estate mortgage:
  Residential                      136,361        3,311          296          255      140,223
  Commercial                        64,051        2,712            -            -       66,763
  Construction                       4,042           35            -            -        4,077
Installment loans to individuals    17,583          342            6            -       17,931
                                  --------     --------     --------     --------     --------
                                  $244,270     $  6,734     $    338     $     281    $251,623
                                               ========     ========     =========
  Less: Allowance for loan losses    2,927                                               2,927
                                  --------                                            --------
Loans, net                        $241,343                                            $248,696
                                  ========                                            ========

                                                        December 31, 2000
                                  -------------------------------------------------------------
                                               Past Due     Past Due
                                               30 to 90      90 Days       Non-
                                  Current        Days        or More     Accrual        Total
                                  --------     --------     ---------    --------     ---------
Commercial and agricultural       $ 26,001     $    241     $      -     $    229     $ 26,471
Real estate mortgage:
  Residential                      128,844        2,366           22          168      131,400
  Commercial                        59,586          885            -          151       60,622
  Construction                       4,522            -            -          226        4,748
Installment loans to individuals    21,252          297            5            3       21,557
                                  --------     --------     --------     --------     --------
                                  $240,205     $  3,789     $     27     $    777      244,798
                                               ========     ========     ========
  Less: Allowance for loan losses    2,879                                               2,879
                                  --------                                            --------
Loans, net                        $237,326                                            $241,919
                                  ========                                            ========

     Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $281,000 and $777,000 at December 31, 2001 and 2000, respectively. If interest had been recorded at the original rate on those loans, such income would have approximated $28,000, $86,000, and $48,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Interest income on such loans, which is recorded as received, amounted to approximately $19,000, $45,000, and $38,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

     Transactions in the allowance for loan losses are summarized as follows (in thousands):

                                             Years Ended December 31,
                                         2001        2000        1999
                                       -------     -------     -------
Balance, beginning of year             $ 2,879     $ 2,823     $ 2,681
Provision charged to operations            372         286         286
Loans charged off                         (358)       (269)       (176)
Recoveries                                  34          39          32
                                       -------     -------     -------
Balance, end of year                   $ 2,927     $ 2,879     $ 2,823
                                       =======     =======     =======

     The Company had no concentration of loans to borrowers engaged in similar businesses or activities which exceed five percent of total assets at December 31, 2001 or December 31, 2000.

     The Company grants commercial, industrial, residential, and installment loans to customers throughout Northcentral Pennsylvania. Although the Company has a diversified loan portfolio at December 31, 2001 and 2000, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions within this region.

NOTE F - BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are summarized as follows (in thousands):

                                        December 31,
                                      2001       2000
                                     -------    -------
Land                                 $   566    $   566
Bank premises                          4,668      4,630
Furniture and equipment                5,292      5,129
Leasehold improvements                   834        795
                                     -------    -------
   Total                              11,360     11,120
Less accumulated depreciation          6,882      6,393
                                     -------    -------
      Net                            $ 4,478    $ 4,727
                                     =======    =======

     Depreciation expense for the years ended 2001, 2000 and 1999 was $489,000, $551,000, and $512,000, respectively.

NOTE G - DEPOSITS

     Time deposits of $100,000 or more totaled approximately $32,646,000 on December 31, 2001 and $31,148,000 on December 31,
2000. Interest expense related to such deposits were approximately $1,913,000, $1,571,000, and $1,242,000 for the years ended December 31, 2001, 2000, and 1999, respectively. These time deposits at December 31, 2001 mature as follows: 2002
- $27,248,000; 2003 - $3,106,000; 2004 - $1,116,000; 2005 -
$676,000 beyond 2006 - $500,000.

NOTE H - SHORT-TERM BORROWINGS

     Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and FHLB advances which generally represent overnight or less than 30-day borrowings. The outstanding balances and related information for short-term borrowings are summarized as follows (in thousands):

                                                    2001        2000
                                                  -------     -------
Federal Home Loan Bank:
Balance at year end                               $     -     $     -
Maximum amount outstanding at any month end       $     -     $ 2,000
Average balance outstanding during the year       $     -     $ 1,394
Weighted-average interest rate:
At year end                                             -           -
Paid during the year                                    -        6.45%

Open Repo Plus:
Balance at year end                               $ 8,830     $15,610
Maximum amount outstanding at any month end       $16,861     $20,970
Average balance outstanding during the year       $ 4,425     $14,009
Weighted-average interest rate:
At year end                                          1.20%       6.63%
Paid during the year                                 3.48%       6.49%

Repurchase Agreements:
Balance at year end                               $10,275     $15,411
Maximum amount outstanding at any month end       $18,825     $20,724
Average balance outstanding during the year       $15,697     $16,410
Weighted-average interest rate:
At year end                                          3.76%       5.64%
Paid during the year                                 4.77%       5.29%


NOTE I - OTHER BORROWINGS

     Other borrowings are comprised of advances from the FHLB.
A schedule of other borrowings by maturity as of December 31, 2001 and 2000 is summarized as follows (in thousands):

                                                    Interest
Description                          Maturity          Rate        2001        2000
--------------------------       ----------------   ---------     -------     -------
Convertible Select Advance       April 7, 2008      (1) 5.54%     $10,000     $10,000
Convertible Select Advance       June 16, 2008      (2) 5.56%      10,000      10,000
Convertible Select Advance       February 26, 2009  (3) 5.06%       5,000       5,000
Convertible Select Advance       August 10, 2010    (4) 6.65%       5,000       5,000
Convertible Select Advance       October 15, 2011   (5) 4.72%       5,000           -
FHLB Borrowing                   October 17, 2011       6.92%         500         500
Convertible Select Advance       November 5, 2011   (6) 4.25%       5,000           -
FHLB Borrowing                   June 24, 2013          5.87%         528         528
FHLB Borrowing                   May 25, 2015           6.92%         750         750
                                                                  -------     -------
          Total                                                   $41,778     $31,778
                                                                  =======     =======

     The Bank maintains a credit arrangement, which includes a revolving line of credit with FHLB. Under this credit arrangement, the Bank has a remaining borrowing capacity of approximately $78,888,000 at December 31, 2001, is subject to annual renewal, and typically incurs no service charges. Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of the Bank which consist principally of first mortgage loans.

(1) The FHLB has the option to convert this interest rate to an adjustable rate based on the three month LIBOR at the five-year anniversary date of the borrowings origination, which will occur in the third quarter of 2003.

(2) The FHLB has the option to convert this interest rate to an adjustable rate based on the three month LIBOR at the five-year anniversary date of the borrowings origination, which will occur in the second quarter of 2003.

(3) The FHLB has the option to convert this interest rate to an adjustable rate based on the three month LIBOR at the five-year anniversary date of the borrowings origination, which will occur in the first quarter of 2004.

(4) The FHLB has the option to convert this interest rate to an adjustable rate based on the three month LIBOR at the five-year anniversary date of the borrowings origination, which will occur in the third quarter of 2005.

(5) The FHLB has the option to convert this interest rate to an adjustable rate based on the three month LIBOR at the two-year anniversary date of the borrowings origination, which will occur in the fourth quarter of 2003.

(6) The FHLB has the option to convert this interest rate to an adjustable rate based on the three month LIBOR at the three-year anniversary date of the borrowings origination, which will occur in the fourth quarter of 2004.

NOTE J - INCOME TAXES

     The following temporary differences gave rise to the net deferred tax asset at December 31, 2001 and 2000 (in thousands):

                                                       2001         2000
                                                      ------       ------
Deferred tax asset:
  Allowance for loan losses                           $  668       $  634
  Deferred compensation                                  303          283
  Contingencies                                           55           73
  Pension                                                348          266
  Loan fees and costs                                    215          184
  Unrealized losses on available for sale securities       -          417
                                                      ------       ------
      Total                                            1,589        1,857
                                                      ------       ------
Deferred tax liability:
  Bond accretion                                          25           17
  Depreciation                                           129          127
  Unrealized gains on available for sale securities      891            -
                                                      ------       ------
      Total                                            1,045          144
                                                      ------       ------
      Deferred tax asset, net                         $  544       $1,713
                                                      ======       ======

     No valuation allowance was established at December 31, 2001 and 2000, in the view of the Company's ability to carry back to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company's earning potential.

     The provision for income taxes is comprised of the following (in thousands):

                                   Year Ended December 31,
                               2001        2000        1999
                              -------     -------     -------

Currently payable             $ 2,117     $ 1,730     $ 2,422
Deferred benefit                 (139)       (111)       (198)
                              -------     -------     -------
     Total provision          $ 1,978     $ 1,619     $ 2,224
                              =======     =======     =======

     The effective federal income tax rate for the years ended December 31, 2001, 2000, and 1999 was 20.3 percent, 19.8 percent, and 23.6 percent, respectively. A reconciliation between the expected income tax and rate and the effective income tax and rate on income before income tax provision follows (in thousands):

                                                      Year Ended December 31,
                                         2001                 2000                  1999
                                 ------------------    ------------------    ------------------
                                 Amount        %       Amount        %       Amount        %
                                 -------    -------    -------    -------    -------    -------
Provision at expected rate       $ 3,305     34.0%     $ 2,783     34.0%     $ 3,201     34.0%
Decrease in tax resulting from:
    Tax-exempt income             (1,103)   (11.4)        (837)   (10.2)        (677)    (7.2)
    Other, net                      (224)    (2.3)        (327)    (4.0)        (300)    (3.2)
                                 -------    -----      -------    -----      -------    -----
Effective income tax
  and rates                      $ 1,978     20.3%     $ 1,619     19.8%     $ 2,224     23.6%
                                 =======    ====       =======    =====      =======    =====

NOTE K - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

     The Company has a noncontributory defined benefit pension plan (the "Plan") for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.

     The following tables show the funded status and components of net periodic benefit cost from this defined benefit plan (in thousands):

                                                2001         2000
                                              --------     --------
Change in benefit obligation:
  Benefit obligation at beginning of year     $  3,935     $  4,099
  Service cost                                     298          256
  Interest cost                                    271          242
  Actuarial adjustment                             524         (625)
  Benefits paid                                    (52)         (37)
                                              --------     --------
  Benefit obligation at end of year              4,976        3,935
                                              --------     --------
Change in plan assets:
  Fair value of plan assets at beginning
    of year                                      3,597        3,641
  Actual loss on plan assets                      (430)          (7)
  Benefits paid                                    (52)         (37)
                                              --------     --------
  Fair value of plan assets at end of year       3,115        3,597
                                              --------     --------
  Funded status                                 (1,861)        (338)
                                              --------     --------
Unrecognized net actuarial gain                    609         (646)
Unrecognized transition asset                      (27)         (30)
Unrecognized prior service cost                    209          229
                                              --------     --------
Accrued benefit payable                       $ (1,070)    $   (785)
                                              ========     ========

Weighted-average assumptions as of December 31:
  Discount rate                                   6.50%        7.00%
  Expected return on plan assets                  8.00%        8.00%
  Rate of compensation increase                   5.00%        5.00%

                                                2001         2000         1999
                                              --------     --------     --------
Components of net periodic benefit cost:
  Service cost                                $    298     $    256     $    254
  Interest cost                                    271          242          236
  Expected return on plan assets                  (286)        (291)        (268)
  Amortization of transition asset                  (3)          (3)          (3)
  Amortization of prior service cost                20           20           20
  Recognized net actuarial gain                    (15)         (33)         (15)
                                              --------     --------     --------
  Net periodic benefit cost                   $    285     $    191     $    224
                                              ========     ========     ========

     The plan assets are invested primarily in bonds, stocks, equity funds, and mortgages under the control of the plan's trustees as of December 31, 2001.

401(k) Savings Plan

     The Company also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415. The Company may make matching contributions equal to a discretionary percentage to be determined by the Company. Participants are at all times fully vested in their contributions and vest over a period of five years in the employer contribution. Contribution expense was approximately $65,000, $67,000, and $64,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Deferred Compensation Plan

     The Company has a deferred compensation plan whereby participating directors elected to forego director's fees for a period of five years. Under this plan the Company will make payments for a ten-year period beginning at age 65 in most cases or at death, if earlier, at which time payments would be made to their designated beneficiaries.

     To fund benefits under the deferred compensation plan, the Company has acquired corporate-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company. The total expense charged to other expenses was $67,000, $66,000 and $128,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Benefits paid under the plan were approximately $51,000 in 2001 and $53,000 in 2000 and $57,000 in 1999.

NOTE L - STOCK OPTIONS

     Prior to 1998, the Company granted a select group of its officer's options to purchase shares of its common stock. These options, which are immediately exercisable, expire within three to ten years after having been granted. Also, in 1998, the Company adopted the "1998 Stock Option Plan" for key employees and directors. Incentive stock options and nonqualified stock options may be granted to eligible employees of the Bank and nonqualified options may be granted to directors of the Company. In addition, non-employee directors are eligible to receive grants of nonqualified stock options. Incentive nonqualified stock options granted under the 1998 Plan may be exercised not later than ten years after the date of grant. Each option granted under the 1998 Plan shall be exercisable only after the expiration of six months following the date of grant of such options.

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for these options. Accordingly, compensation expense is recognized on the grant date, in the amount equivalent to the intrinsic value of the options (stock price less exercise price, at measurement date). Had compensation costs for these options been determined based on the fair values at the grant dates for awards consistent with the method of FAS No. 123, the effect on the Company's net income and earnings per share for 2001, 2000, and 1999 would have been insignificant. For purposes of the calculations required by FAS No. 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants issued in 2001, 2000 and 1999, respectively: dividend yield of 1.03 percent, 1.03 percent, and
1.85 percent, respectively; risk-free interest rates of 4.95 percent, 4.95 percent, and 6.75 percent, respectively; expected option lives of three years and expected volatility of 23.81 percent, 23.81 percent, and 18.73 percent, respectively.

     A summary of the status of the Company's common stock option plans, adjusted to reflect a 10 percent stock dividend issued June 8, 1999, is presented below:

                                            2001                   2000                   1999
                                    -------------------    --------------------   --------------------
                                              Weighted-               Weighted-              Weighted-
                                              average                 average                average
                                              Exercise                Exercise               Exercise
                                    Shares      Price      Shares      Price      Shares      Price
                                    ------    ---------    ------     ---------   ------     ---------
Outstanding, beginning of year      42,301     $ 37.87     34,813     $ 38.52     28,479     $ 34.27
Granted                                  -           -     10,000       32.63     10,450       42.00
Exercised                              800       25.98      2,512       25.98      4,116       17.95
                                    ------                 ------                 ------
Outstanding, end of year            41,501     $ 38.10     42,301     $ 37.87     34,813     $ 38.52
                                    ======                 ======                 ======
Options exercisable
  at year-end                       41,501     $ 38.10     32,301     $ 39.49     24,363     $ 37.03
                                    ======                 ======                 ======

     The following table summarizes information about nonqualified and incentive stock options outstanding at December 31, 2001:

     Exercise     Number        Remaining         Number
      Prices    Outstanding  Contractual Life   Exercisable
     --------   -----------  ----------------   -----------

     $ 25.98      11,151         2 years           11,151
       53.18       9,900         7 years            9,900
       42.00      10,450         8 years           10,450
       32.63      10,000         9 years           10,000
                  ------                           ------
                  41,501                           41,501
                  ======                           ======

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

     A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below (in thousands):

             Beginning                               Ending
     Year     Balance     Additions     Payments     Balance
     ----    ---------    ---------     --------     -------
     2001    $ 4,954     $ 3,729        $ 3,491      $ 5,192
     2000      5,810       1,387          2,243        4,954
     1999      2,452       6,775          3,417        5,810

NOTE N - COMMITMENTS AND CONTINGENT LIABILITIES

     The following schedule of future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2001 (in thousands):

     Year Ending December 31,
       2002                         $ 193
       2003                           154
       2004                           129
       2005                           117
       2006                            89
       Thereafter                     165
                                    -----
          Total                     $ 847
                                    =====

     Total rental expense for all operating leases for the years ended December 31, 2001, 2000, and 1999 approximated $251,000,
$208,000, and $197,000, respectively.

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

     The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

     Financial instruments whose contract amounts represent credit risk are as follows at December 31 (in thousands):

                                      2001         2000
                                    --------     --------
Commitments to extend credit        $ 29,490     $ 27,911

Standby letters of credit           $    348     $  1,332

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

     In addition to the capital requirements, the Federal
Deposit Insurance Corporation Improvement Act (FDICIA)
established five capital categories ranging from "well
capitalized" to "critically undercapitalized."   Should any
institution fail to meet the requirements to be considered
"adequately capitalized," it would become subject to a series of increasingly restrictive regulatory actions.

     As of December 31, 2001 and 2000, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios must be at least 10%, 6%, and 5%, respectively.

     The Company's and the Bank's actual capital ratios are presented in the following tables, which shows that both met all regulatory capital requirements.

     The Company's actual capital amounts and ratios are presented in the following table (in thousands).

                                              2001                     2000
                                      -------------------      -------------------
                                       Amount      Ratio        Amount      Ratio
                                      --------    -------      --------    -------
Total Capital
  (to Risk-weighted Assets)

Actual                                $ 53,281     20.1%       $ 50,533     20.1%
For Capital Adequacy Purposes           21,208      8.0          20,162      8.0
To Be Well Capitalized                  26,510     10.0          25,202     10.0

Tier I Capital
  (to Risk-weighted Assets)

Actual                                $ 49,936     18.8%       $ 47,654     18.9%
For Capital Adequacy Purposes           10,604      4.0          10,081      4.0
To Be Well Capitalized                  15,906      6.0          15,121      6.0

Tier I Capital
  (to Average Assets)

Actual                                $ 49,936     12.6%       $ 47,654      12.4%
For Capital Adequacy Purposes           15,880      4.0          15,428       4.0
To Be Well Capitalized                  19,805      5.0          19,285       5.0


     The Bank's actual capital amounts and ratios are presented in the following table (in thousands).

                                              2001                     2000
                                      -------------------      -------------------
                                       Amount      Ratio        Amount      Ratio
                                      --------    -------      --------    -------
Total Capital
  (to Risk-weighted Assets)

Actual                                $41,409      16.3%       $39,584      16.3%
For Capital Adequacy Purposes          20,390       8.0         19,416       8.0
To Be Well Capitalized                 25,488      10.0         24,270      10.0

Tier I Capital
  (to Risk-weighted Assets)

Actual                                $38,100      15.0%       $36,705      15.1%
For Capital Adequacy Purposes          10,195       4.0          9,708       4.0
To Be Well Capitalized                 15,293       6.0         14,562       6.0

Tier I Capital
  (to Average Assets)

Actual                                $38,100       9.7%       $36,705       9.8%
For Capital Adequacy Purposes          15,727       4.0         15,059       4.0
To Be Well Capitalized                 19,659       5.0         18,823       5.0


     The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividend by all state-chartered banks to the additional paid in capital of the bank. Accordingly, at December 31, 2001, the balance in the additional paid in capital account totaling approximately $11,700,000 is unavailable for dividends.

     The Bank is subject to regulatory restrictions, which limit its ability to loan funds to Penns Woods Bancorp, Inc. At
December 31, 2001, the regulatory lending limit amounted to approximately $6,439,000.

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

NOTE S - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company is required to disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Also, it is the Company's general practice and intention to hold most of its financial instruments to maturity and not to engage in trading or sales activities. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions can significantly affect the estimates.

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

     The estimated fair values of the Company's financial instruments are as follows:

                                        2001                        2000
                              Carrying        Fair        Carrying        Fair
                                Value         Value         Value         Value
                              --------      --------      --------      --------
Financial assets:
Cash and due from banks       $ 14,844      $ 14,844      $ 15,318      $ 15,318
Investment securities:
  Available for sale           131,985       131,985       113,044       113,044
  Held to maturity               1,302         1,312         3,228         3,261
Loans held for resale            3,993         3,993         1,688         1,688
Loans, net                     248,696       257,062       241,919       241,836
Bank owned life insurance        8,126         8,126         2,353         2,353
Regulatory stock                 2,875         2,875         2,878         2,878
Accrued interest receivable      2,685         2,685         2,581         2,581
                              --------      --------      --------      --------
Total                         $414,506      $422,882      $383,009      $382,959
                              ========      ========      ========      ========

Financial liabilities:
Interest -bearing Deposits    $249,873      $251,955      $230,666      $230,267
Noninterest-bearing Deposits    55,277        55,277        47,468        47,468
Short-term borrowings           19,105        19,105        31,021        31,021
Other borrowings                41,778        42,369        31,778        31,638
Accrued interest payable         1,190         1,190         1,452         1,452
                              --------      --------      ---------     --------
Total                         $367,223      $369,896      $342,385      $341,846
                              ========      ========      ========      ========

Cash and due from banks, regulatory stock, accrued interest receivable, short-term borrowings, and accrued interest payable:

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

Deposits:

     The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 2001 and 2000. The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and
Financial Guarantees Written:

     There is no material difference between the notional amount and the estimated fair value of off-balance sheet items at December 31, 2001 and 2000 respectively.

PARENT COMPANY ONLY FINANCIAL STATEMENTS

     Condensed financial information for Penns Woods Bancorp,
Inc. follows

CONDENSED BALANCE SHEET, DECEMBER 31,

                                            2001         2000
                                          --------     ---------
                                              (in thousands)
ASSETS
  Cash                                    $    151     $    156
  Investment in subsidiaries:
    Bank                                    43,371       39,566
    Nonbank                                 11,938       11,030
  Other assets                                  29           11
                                          --------     --------
    Total Assets                          $ 55,489     $ 50,763
                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Other liabilities                       $    237     $    249
  Shareholders' equity                      55,252       50,514
                                          --------     --------
    Total Liabilities and
      Shareholders' Equity                $ 55,489     $ 50,763
                                          ========     ========

CONDENSED STATEMENT OF INCOME, FOR THE YEARS ENDED DECEMBER 31,


                                            2001         2000         1999
                                          --------     --------     --------
                                                    (in thousands)
OPERATING INCOME
  Dividends from subsidiaries             $  5,984     $  6,220     $  3,735
  Equity in undistributed net income
    of subsidiaries                          1,899          443        3,583
  Other income                                   -            2            1

OPERATING EXPENSES                            (141)         (99)        (129)
                                          --------     --------     --------
  NET INCOME                              $  7,742     $  6,566     $  7,190
                                          ========     ========     ========

CONDENSED STATEMENT OF CASH FLOWS, FOR THE YEARS ENDED
DECEMBER 31,


                                            2001         2000         1999
                                          --------     --------     --------
                                                    (in thousands)
OPERATING ACTIVITIES
  Net income                              $  7,742     $  6,566     $  7,190
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Equity in undistributed net income
      of subsidiaries                       (1,899)        (443)      (3,583)
    Increase (decrease) in income taxes
      payable                                  (12)          16          174
    Increase (decrease) in liabilities         (14)           5          (24)
                                          --------     --------     --------
      Net cash provided by operating
        activities                           5,817        6,144        3,757
                                          --------     --------     --------

INVESTING ACTIVITIES
  Additional investment in subsidiaries       (276)      (1,752)        (620)

FINANCING ACTIVITIES
  Dividends paid                            (3,729)      (3,426)      (3,178)
  Proceeds from exercise of stock options       21           65           40
  Purchase of treasury stock                (1,838)        (902)         (23)
                                          --------     --------     --------
      Net cash used for financing
        activities                          (5,546)      (4,263 )     (3,161)
                                          --------     --------     --------
NET INCREASE (DECREASE) IN CASH                 (5)         129          (24)
CASH, BEGINNING OF YEAR                        156           27           51
                                          --------     --------     --------
CASH, END OF YEAR                        $     151     $    156     $     27
                                         =========     ========     ========

CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          FOR THE THREE MONTHS ENDED
                                March         June       September    December
2001                              31           30            30          31
----                           --------     --------     ---------    --------
Interest income                $  7,103     $  7,150     $  7,229     $  7,254
Interest expense                  3,293        3,197        3,055        2,936
                               --------     --------     --------     --------
Net interest income               3,810        3,953        4,174        4,318

Provision for loan losses            93           93           93           93
Other income                        731          751          860          909
Securities gains, net               135          211          369          318
Other expenses                    2,508        2,584        2,598        2,757
                               --------     --------     --------     --------
Income before income tax
  provision                       2,075        2,238        2,712        2,695
Income tax provision                391          432          586          569
                               --------     --------     --------     --------
Net income                     $  1,684     $  1,806     $  2,126     $  2,126
                               ========     ========     ========     ========
Earnings per share - basic     $   0.55     $   0.58     $   0.70     $   0.70

Earnings per share - diluted   $   0.55     $   0.58     $   0.70     $   0.70

                                          FOR THE THREE MONTHS ENDED
                                March         June       September    December
2000                              31           30            30          31
----                           --------     --------     ---------    --------
Interest income                $  6,819     $  6,945     $  7,252     $  7,438
Interest expense                  2,931        3,038        3,349        3,460
                               --------     --------     --------     --------
Net interest income               3,888        3,907        3,903        3,978

Provision for loan losses            78           52           78           78
Other income                        412          477          461          739
Securities gains (losses), net      161           91          153         (136)
Other expenses                    2,371        2,402        2,319        2,471
                               --------     --------     --------     --------
Income before income tax
  provision                       2,012        2,021        2,120        2,032
Income tax provision                466          417          399          337
                               --------     --------     --------     --------
Net income                     $  1,546     $  1,604     $  1,721     $  1,695
                               ========     ========     ========     ========
Earnings per share - basic     $   0.49     $   0.52     $   0.55     $   0.54

Earnings per share - diluted   $   0.49     $   0.52     $   0.55     $   0.54



ITEM  9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

                            PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information appearing in the Proxy Statement under the caption "Election of Directors" is incorporated herein by reference.
(a) Identification of directors. The information appearing under the caption "Election of Directors" in the Company's Proxy Statement dated March 20, 2002 (at page 4 thereto) is incorporated herein by reference.

ITEM 11    EXECUTIVE COMPENSATION

Information appearing under the caption "Executive Compensation" in the Company's Proxy Statement (at page 5 thereto) is incorporated herein by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information appearing under the caption "Principal
Beneficial Owners of the Corporation's Common Stock" in the
Company's Proxy Statement (at page 2 thereto) is incorporated herein by reference.

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

Total loans outstanding from the Bank at December 31, 2001 to the Company's and the Bank's Officers and Directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $5,192,000 or approximately 9.4% of the total equity capital of the Company. Loans to such persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features.

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

(b)  Reports on Form 8-K

     None.

(c)  Exhibits:

(3)(i) Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-4, No. 333-65821).

(3)(ii) Bylaws of the Registrant as presently in effect
(incorporated by reference to Exhibit 3.2 of the Registrant's
Registration Statement on Form S-4, No. 333-65821).

(10)(i) Executive Employment Agreement, dated as of January 1, 1995, among the Registrant., Jersey Shore State Bank, and Theodore H. Reich (incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on form S-4, No. 333-65821).*

(10)(ii) Employment Agreement, dated August, 1991, between
Jersey Shore State Bank and Ronald A. Walko (incorporated by reference to Exhibit 10.3 of the Registrant's Registration
Statement on form S-4, No. 333-65821).*

(10)(iii) Employment Agreement, dated November 5, 1984, between Jersey Shore State Bank and Hubert A. Valencik (incorporated by reference to Exhibit (10)(iii) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

(10)(iv) Employee Severance Benefit Plan, dated May 30, 1991, for Ronald A. Walko (incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on form S-4, No. 333-
65821).*

(10)(v) Employee Severance Benefit Plan, dated May 30, 1996, for
Hubert A. Valencik (incorporated by reference to Exhibit (10)(v) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

(10)(vi) Penns Woods Bancorp, Inc. 1998 Stock Option Plan
(incorporated by reference to Exhibit 10.1 of the Registrant's
Registration Statement on form S-4, No. 333-65821).

(21) Subsidiaries of the Registrant.

(23) Consent of Independent Auditors.

* Denotes compensatory plan or arrangement.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 12, 2002                PENNS WOODS BANCORP, INC.
                              BY:  THEODORE H. REICH, Chairman

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Theodore H. Reich                             March 12, 2002
Theodore H. Reich, Chairman


/s/ Ronald A. Walko                               March 12, 2002
Ronald A. Walko, President, Chief Executive
Officer and Director


/s/ Sonya E. Scott                                March 12, 2002
Sonya E. Scott, Principal Accounting Officer  &
Principal Financial Officer


/s/ Phillip H. Bower                              March 12, 2002
Phillip H. Bower, Director


/s/ Lynn S. Bowes                                 March 12, 2002
Lynn S. Bowes, Director


/s/ Michael J. Casale, Jr.                        March 12, 2002
Michael J. Casale, Jr., Director


/s/ H. Thomas Davis, Jr.                          March 12, 2002
H. Thomas Davis, Jr., Director


/s/ William S. Frazier                            March 12, 2002
William S. Frazier, Director


/s/ James M. Furey II                             March 12, 2002
James M. Furey II, Director


/s/ Jay H. McCormick                              March 12, 2002
Jay H. McCormick, Director


/s/ R. Edward Nestlerode, Jr.                     March 13, 2001
R. Edward Nestlerode, Jr., Director


/s/ James E. Plummer                              March 12, 2002
James E. Plummer, Director


/s/ William H. Rockey                             March 12, 2002
William H. Rockey, Sr. Vice President &
Director


EXHIBIT INDEX

(21) Subsidiaries of the Registrant.

(23) Consent of Independent Auditors.