Form 10-Q
period 2002-03-31
PENNS WOODS BANCORP INC
filed 2002-05-15
CIK 716605

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(X)  Quarterly Report pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934 for the Quarterly Period
     Ended March 31, 2002,

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

              YES [  X  ]            NO [     ]

On April 30, 2002 there were 3,033,590 of the Registrant's common stock outstanding.



                    PENNS WOODS BANCORP, INC.
              INDEX TO QUARTERLY REPORT ON FORM 10-Q

Part I  Financial Information


Item 1.  Financial Statements

     Consolidated Balance Sheet (unaudited) as of
     March 31, 2002 And December 31, 2001

     Consolidated Statement of Income (unaudited) for the Three Months ended March 31, 2002 and 2001

     Consolidated Statement of Comprehensive Income
     (unaudited) For the Three Months ended March 31,
     2002 and 2001

     Consolidated Statement of Changes in Shareholders'
     Equity (unaudited) for the Three Months ended
     March 31, 2002

     Consolidated Statement of Cash Flows (unaudited) for the Three Months ended March 31, 2002 and 2001

     Notes to Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Part II  Other Information

     Signatures



                     PENNS WOODS BANCORP, INC.
              CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                     March 31,   December 31,
                                                       2002          2001
                                                    ----------- -------------
                                                         (IN THOUSANDS)
ASSETS:
  Cash and due from banks                            $ 15,687     $ 14,844
  Investment securities available for sale            141,082      131,985
  Investment securities held to maturity
    (market value of $1,316,000 and $1,312,000)         1,280        1,302
  Loans held for sale                                   2,504        3,993
  Loans, net of unearned discount                     245,959      251,623
  Allowance for loan losses                            (2,958)      (2,927)
                                                     --------     --------
            Loans, net                                243,001      248,696

  Bank premises and equipment, net                      4,377        4,478
  Accrued interest receivable                           2,455        2,685
  Bank owned life insurance                             8,227        8,126
  Other assets                                         10,103        8,701
                                                     --------     --------
            TOTAL ASSETS                             $428,716     $424,810
                                                     ========     ========
LIABILITIES:
  Demand deposits                                    $ 51,186     $ 55,277
  Interest-bearing demand deposits                     62,756       58,139
  Savings deposits                                     56,422       53,309
  Time deposits                                       135,749      138,425
                                                     --------     --------
            Total deposits                           $306,113     $305,150

  Short-term borrowings                                20,804       19,105
  Other borrowings                                     41,778       41,778
  Accrued interest payable                              1,063        1,190
  Other liabilities                                     2,920        2,335
                                                     --------     --------
            Total liabilities                         372,678      369,558
                                                     --------     --------
SHAREHOLDERS' EQUITY:
Common stock, par value $10; 10,000,000 shares
  authorized and 3,131,644 shares issued             $ 31,316     $ 31,316
Additional paid-in capital                             18,230       18,230
Retained earnings                                       8,265        6,987
Accumulated other comprehensive income                  1,434        1,729
Less:  Treasury stock at cost, 98,054 and 92,054       (3,207)      (3,010)
                                                     --------     --------
            Total shareholders' equity               $ 56,038     $ 55,252
                                                     --------     --------
            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                     $428,716     $424,810
                                                     ========     ========

See accompanying notes to the unaudited consolidated financial statements.



                     PENNS WOODS BANCORP, INC.
            CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                       THREE MONTHS
                                                      ENDED MARCH 31,
                                                    2002           2001
                                                 ----------     ----------
                                                       (IN THOUSANDS
                                                    EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans                     $    5,270     $    5,389
  Interest and dividends on investments:
    Taxable interest                                    839            815
    Nontaxable interest                                 785            676
    Dividends                                           147            172
                                                 ----------     ----------
    Total interest and dividends on investments       1,771          1,663
                                                 ----------     ----------
  Other interest income                                  35             51
                                                 ----------     ----------
    Total interest income                             7,076          7,103
                                                 ----------     ----------
INTEREST EXPENSE:
  Interest on deposits                                2,037          2,565
  Interest on short-term borrowings                     117            275
  Interest on other borrowings                          565            453
                                                 ----------     ----------
    Total interest expense                            2,719          3,293
                                                 ----------     ----------
  Net interest income                                 4,357          3,810
  Provision for loan losses                             105             93
                                                 ----------     ----------
  Net interest income after provision for
    loan losses                                       4,252          3,717
                                                 ----------     ----------
OTHER OPERATING INCOME:
  Service charges                                       390            333
  Securities gains (losses), net                       (119)           135
  Other income                                          670            398
                                                 ----------     ----------
    Total other operating income                        941            866
                                                 ----------     ----------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                      1,359          1,291
  Occupancy expense, net                                191            209
  Furniture and equipment expense                       207            191
  Other expenses                                        854            817
                                                 ----------     ----------
    Total other operating expenses                    2,611          2,508
                                                 ----------     ----------
INCOME BEFORE TAXES                                   2,582          2,075
                                                 ----------     ----------
INCOME TAX PROVISION                                    485            391
                                                 ----------     ----------
NET INCOME                                       $    2,097     $    1,684
                                                 ==========     ==========
EARNINGS PER SHARE - BASIC                       $     0.69     $     0.55

EARNINGS PER SHARE - DILUTED                     $     0.69     $     0.55

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING         3,037,934      3,086,919

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING       3,040,468      3,086,919

See accompanying notes to the unaudited consolidated financial statements.



                     PENNS WOODS BANCORP, INC.
    CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                          Three Months
                                                         Ended March 31,
                                                     2002            2001
                                                  ----------       --------
                                                        (In Thousands)

Net Income                                        $ 2,097          $ 1,684
Other comprehensive Income:
  Unrealized gains (losses) on available for
    sale securities                               $  (328)         $ 4,436
  Less:  Reclassification adjustment for gain
    (loss) included in net income                    (119)             135
                                                  -------          -------
Other comprehensive income (loss) before tax         (447)           4,301
Income tax expense (benefit) related to other        (152)           1,462
                                                  -------          -------
Comprehensive income (loss)
Other comprehensive income (loss), net of tax        (295)           2,839
                                                  -------          -------
Comprehensive income                              $ 1,802          $ 4,523
                                                  =======          =======



                     PENNS WOODS BANCORP, INC.
               CONSOLIDATED STATEMENT OF CHANGES IN
                  SHAREHOLDERS' EQUITY (UNAUDITED)

                  (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                ACCUMULATED
                                         COMMON         ADDITIONAL                 OTHER                    TOTAL
                                          STOCK          PAID-IN     RETAINED  COMPREHENSIVE  TREASURY   SHAREHOLDERS'
                                   SHARES       AMOUNT   CAPITAL     EARNINGS  INCOME (LOSS)   STOCK        EQUITY
                                 ---------    ---------  ---------   --------  ------------- ---------    ---------
Balance, December 31, 2001       3,131,644    $ 31,316   $ 18,230    $  6,987    $  1,729    $ (3,010)    $ 55,252

Net income for the three months
  ended March 31, 2002                                                  2,097                                2,097
Dividends declared, $0.27                                                (819)                                (819)
Treasury Stock acquired (6,000 shs)                                                              (197)        (197)
Net change in unrealized gain on
  investments available for sale,
  net of tax benefit $152                                                            (295)                    (295)
                                 ---------    --------   --------    --------    --------    --------     --------
Balance, March 31, 2002          3,131,644    $ 31,316   $ 18,230    $  8,265    $  1,434    $ (3,207)    $ 56,038
                                 =========    ========   ========    ========    ========    ========     ========

See accompanying notes to the unaudited consolidated financial statements.



                     PENNS WOODS BANCORP, INC.
        CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                              THREE MONTHS   THREE MONTHS
                                                                  ENDED          ENDED
                                                                MARCH 31,      MARCH 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income                                                   $  2,097        $  1,684
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation                                                138              162
      Provision for loan losses                                   105               93
      Accretion and amortization of investment security
        discounts and premiums                                   (248)            (194)
      Securities losses (gains), net                              119             (135)
      Gross originations of loans held for sale                (3,919)          (3,609)
      Gross proceeds of loans held for sale                     5,408            3,336
      Decrease (Increase) in all other assets                      (1)              50
      Increase in all other liabilities                           458              264
                                                             --------         --------
          Net cash provided by operating activities          $  4,157         $  1,651
                                                             --------         --------
INVESTING ACTIVITIES:
Investment securities available for sale:
     Proceeds from sales                                       11,540            1,065
     Proceeds from calls and maturities                         2,795            3,553
     Purchases                                                (24,808)          (1,575)
Investment securities held to maturity:
     Proceeds from calls and maturities                            28              691
     Purchases                                                     (6)             (25)
Net decrease in loans                                           5,464            3,258
Acquisition of bank premises and equipment                        (37)             (98)
Proceeds from the sale of foreclosed assets                        64              130
                                                             --------         --------
         Net cash provided by
           (used in) investing activities                    $ (4,960)        $  6,999

FINANCING ACTIVITIES:
Net increase in interest-bearing deposits                       5,054            7,709
Net decrease in noninterest-bearing deposits                   (4,091)          (1,232)
Net increase (decrease) in short-term borrowings                1,699          (15,771)
Dividends paid                                                   (819)            (770)
Purchase of Treasury Stock                                       (197)            (664)
                                                             --------         --------
         Net cash provided by
           (used in) by financing activities                    1,646          (10,728)
                                                             --------         --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              843           (2,078)
CASH AND CASH EQUIVALENTS, BEGINNING                           14,844           15,318
                                                             --------         --------
CASH AND CASH EQUIVALENTS, ENDING                            $ 15,687         $ 13,240
                                                             ========         ========

The Company paid approximately $2,846,000 and $3,315,000 interest on deposits and other borrowings during the first quarter of 2002 and 2001, respectively.

See accompanying notes to the unaudited consolidated financial statements.



PENNS WOODS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  Basis of Presentation
The consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries Woods Investment Company, Woods Real Estate, and Jersey Shore State Bank (the "Bank") and its wholly-owned subsidiary The M Group, Inc. D/B/A The Comprehensive Financial Group ("The M Group"). All significant inter-company balances and transactions have been eliminated in the consolidation.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for the fair presentation of results for such periods. All of those adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2001.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS)
No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests methods. The adoption of FAS No. 141 did not have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued FAS No. 142, Goodwill and Other Intangible Assets effective for fiscal years beginning after December 15, 2001. The statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. At March 31, 2002, the Company has goodwill of approximately $3.0 million from past business combinations that will be evaluated for impairment prospectively.

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

In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS No. 144 supersedes FAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial statements.

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

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2002 and 2001

Interest Income

For the three months ended March 31, 2002, total interest income decreased by $27,000 compared to the first quarter of 2001. Total interest and dividends on investments increased $108,000 while interest and fees on loans decreased $119,000 and Other interest income decreased $16,000. Overall, declining rates have negatively effected interest income. Investment opportunities that have generated additional interest income partially offset the decease in loan interest, resulting in a minimal total interest income decline of $27,000.

Total interest and fees on loans decreased $119,000 in the first quarter 2002 compared to the same period in 2001. Prime rates declined 325 basis points from a year ago, negatively impacting the interest collected on variable rate loans and new loans initiated over the past twelve months. Interest and dividends on investments increased $108,000 due to the net effect of a $24,000 increase in taxable interest, an increase of $109,000 in nontaxable interest and a $25,000 decrease in dividends. The increase of nontaxable interest is due to the purchase of municipal securities over the past year. Management has focused on the acquisition of nontaxable securities, thereby maximizing after tax returns. The decrease in other interest income of $25,000 is partially the result of fewer dividends received on Federal Home Loan Bank Stock.

Interest Expense

For the three months ended March 31, 2002, total interest expense decreased by $574,000 or 17% compared to the first quarter of 2001. The overall decrease in interest expense is the result of a $528,000 decrease in interest paid on deposits, a $158,000 decrease in interest expense paid on short-term borrowings and an increase of $112,000 on interest paid on other borrowings. Although interest bearing deposits increased more than $15 million over the past year, declining rates have had a positive effect on interest expense. Average short-term borrowings declined from a year ago mostly due to deposit growth. Fewer borrowings and declining rates also reduced interest expense on short-term borrowings. Growth of long-term borrowings, which are generally less responsive to short-term rate fluctuations, caused an increase of $112,000 expense on other borrowings.

Provision for Loan Losses

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses was adequate at March 31, 2002, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy, employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of the examination process bank regulatory agencies periodically review the bank's loan loss allowance. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgement of information available to them at the time of their examination.

The allowance for loan losses increased $68,000 from March 31, 2001 compared to the allowance for loan losses of $2,958,000 or 1.2% of total loans for March 31, 2002. This percentage is consistent with the guidelines of regulators and peer banks. Management's conclusion is that the provision for loan loss is adequate.

The provision for loan losses totaled $105,000 for the three months ended March 31, 2002. The provision for the same period in 2001 was $93,000.

As of March 31, 2002, charge-offs exceeded recoveries by $74,000 compared to March 31, 2001, when charge-offs exceeded recoveries by $82,000.

The ratio of the allowance to net loans for March 31, 2002 and December 31, 2001 was 1.2%.

The overall decrease in non-performing loans from December 31, 2001, totaled $306,000. Non-performing commercial and agricultural loans decreased $25,000, real estate secured loans decreased by $277,000 and installment loans decreased by $4,000.

Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.

Other Operating Income

Other operating income for the three months ended March 31, 2002 increased $75,000. Excluding security losses, service charges and other income increased $329,000. An increase in service charges of $57,000 was mostly due to the revision of the Bank's overdraft fee structure in May of 2001. Other income increased $272,000.

The substantial increase in other income was mostly due to commission income realized from the sale of various financial products offered through the Bank's subsidiary, The M Group, Inc. Income generated from The M Group, Inc., comprised $148,000 of the increase in other income. Proceeds of $116,000 from a bank owned life insurance policy contributed to the increase in other income.

Management has analyzed its equity portfolio for impairment that would qualify as other than temporary. Impairment is determined using factors such as length of time and the extent to which the market value is less than cost; the financial condition and the near-term prospects of the issuer; and the intent and ability of the Company to retain its investment to allow for the market to recover. In doing so, management has identified securities within the equity portfolio that have an other than temporary decline in market value. Management has reserved $250,000, which was charged to security gains and losses, to provide for this decline.

Other Operating Expense

For the three months ended March 31, 2002 total other operating expenses increased $103,000 over the same period in 2001.

Employee salaries and benefits increased $68,000 as a result of normal increases in salary levels.

Occupancy expense decreased $18,000 and furniture and equipment expense increased $16,000. Occupancy experienced an overall decline in normal expenses. The $16,000 increase in furniture and equipment expense is explained by miscellaneous costs associated with the new State College office build-out and Wide Area Network preparation.

An overall increase in other expenses totaled $37,000. Excluding a decrease of $55,000 due to the elimination of amortization of goodwill, other expenses increased $92,000. The significant increases are $20,000 of advertising and a $21,000 annual NASDAQ fee. The remaining $51,000 increase includes professional fees, pension costs, and expenses on foreclosed assets held for sale.

Provision for Income Taxes

The provision for income taxes for the three months ended
March 31, 2002 resulted in an effective income tax rate of 18.78% compared to 18.84% for the corresponding period in 2001. The securities portfolio has continued to shift towards tax-exempt securities from a year ago. Additional tax-exempt income was experienced from insurance proceeds.

ASSET/LIABILITY MANAGEMENT

Assets

At March 31, 2002, cash and investment securities totaled $158,049,000 or a net increase of $9,918,000 over the corresponding balance at December 31, 2001. Investment securities increased $9,075,000 and cash increased $843,000. During this period, net loans decreased by $5,695,000 to $243,001,000. Loans held for resale also decreased $1,489,000 to $2,504,000. Other assets increased $1,402,000 mostly due to the increase of accounts receivable relating to matured securities on a non business day that had not yet been paid to the Bank. Payment for the matured securities were subsequently received on the following business day.

At March 31, 2002 the balance of other real estate was $411,000 compared to $346,000 at December 31, 2001. One of three properties totaling $61,000 that was held in other real estate at December 31, 2001 was sold during the quarter. An additional property was acquired in the amount of $126,000. Three properties remain in other real estate at March 31, 2002.

Deposits

At March 31, 2002 total deposits amounted to $306,113,000 representing an increase of $963,000, from total deposits at December 31, 2001. Deposits shifted during the first quarter from non-interest bearing to interest-bearing and from time deposits to savings. Non-interest bearing demand deposits decreased $4,091,000 while interest-bearing demand deposits increased $4,617,000. Savings increased $3,113,000 while time deposits decreased $2,676,000. Deposit growth was somewhat flat during the quarter ended March 31, 2002.

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

At March 31, 2002 the Company was "well capitalized" with a total capital ratio of 20.89%, a Tier I capital ratio of 19.51% and a Tier I leverage ratio of 12.29%.

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

5.  Investments to Total Deposits, 50% maximum

6.  Total Liquid Assets to Total Assets, 25% minimum

7.  Total Liquid Assets to Total Liabilities, 25% minimum

8.  Net Core Funding Dependence, 35% maximum

The Bank has maintained a liquidity level at or above the guidelines of the FDIC and the Pennsylvania Department of Banking. The Bank has available to it Federal Funds lines of credit totaling $8,000,000 from correspondent banks. In addition, the Bank has an agreement with the Federal Home Loan Bank of Pittsburgh that enables the Bank to receive advances up to $140,690,000 through the Federal Home Loan Bank's "Open Repo Plus", revolving line of credit program, with commitment up to one year. Federal Home Loan Bank advances totaled $41,778,000 as of March 31, 2002.

All of the funding mentioned is available to the Bank, should the need for short-term funds arise.

The following table sets forth the Company's interest rate sensitivity as of March 31, 2002:

                                              AFTER ONE   AFTER TWO   AFTER
                                    WITHIN    BUT WITHIN  BUT WITHIN  FIVE
                                    ONE YEAR  TWO YEARS   FIVE YEARS  YEARS
Earning assets (1)(2)
  Investment securities (1)         $ 21,448   $ 10,103    $ 19,545  $ 89,092
  Loans (2)                           91,062     34,807     105,348    17,246
                                    --------   --------    --------  --------
Total earning assets                 112,510     44,910     124,893   106,338

  Deposits (3)                       108,739     36,708      73,935    35,546
  Borrowings                          20,804          0      41,778         0
                                    --------   --------    --------  --------
Total interest bearing liabilities   129,543     36,708     115,713    35,546

Net non-interest bearing
  funding (4)                          7,114      7,114      21,342    35,571
                                    --------   --------    --------  --------
Total net funding sources            136,657     43,822     137,055    71,117

Excess assets (liabilities)          (24,147)     1,088     (12,162)   35,221
Cumulative excess
  assets (liabilities)               (24,147)   (23,059)    (35,221)        -

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


In this analysis the company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner. Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The results of this rate shock are a useful tool to assist the Company in assessing interest rate risk inherent in its balance sheet. Below are the results of this rate shock analysis as of March, 2002:

                                  Net Interest Income
             Change in Rates       Change (After tax)
                  -200                   (485)
                  -100                   (229)
                  +100                    333
                  +200                    593

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

(3)ii)    Bylaws of the Registrant as presently in effect
          (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-4,
          No. 333-65821).


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)


Date:  May 15, 2002           /s/  Ronald A. Walko
                              Ronald A. Walko, President and
                              Chief Executive Officer

Date:  May 15, 2002           /s/  Sonya E. Scott
                              Sonya E. Scott, Secretary


1