Form 10-Q
period 2002-06-30
PENNS WOODS BANCORP INC
filed 2002-08-14
CIK 716605

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-Q

(X)  Quarterly Report pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934 for the Quarterly Period
     Ended June 30, 2002,

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

              YES [  X  ]              NO [     ]

On August 7, 2002 there were 3,030,498 of the Registrant's common stock outstanding.



                     PENNS WOODS BANCORP, INC.
              INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                           Page
                                                          Number
                                                          ------
Part I    Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheet (unaudited) as of
          June 30, 2002 And December 31, 2001

          Consolidated Statement of Income (unaudited) for the Three and Six Months ended June 30,
          2002 and 2001

          Consolidated Statement of Comprehensive
          Income (unaudited) For the Three and Six
          Months ended June 30, 2002 and 2001

          Consolidated Statement of Changes in
          Shareholders' Equity (unaudited) for the Six
          Months ended June 30, 2002

          Consolidated Statement of Cash Flows
          (unaudited) for the Six Months ended
          June 31, 2002 and 2001

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Part II   Other Information

          Signatures



                    PENNS WOODS BANCORP, INC.
             CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                         June 30,   December 31,
                                           2002         2001
                                         --------   ------------
                                              (IN THOUSANDS)
ASSETS:
  Cash and due from banks                $ 12,887     $ 14,844
  Investment securities available for
     sale                                 152,318      131,985
  Investment securities held to
    maturity (market value of
    $1,300,000 and $1,312,000)              1,252        1,302

  Loans held for sale                       1,940        3,993
  Loans, net of unearned discount         251,806      251,623
  Allowance for loan losses                (3,000)      (2,927)
                                         --------     --------
      Loans, net                          248,806      248,696

  Bank premises and equipment, net          4,514        4,478
  Accrued interest receivable               2,605        2,685
  Bank owned life insurance                 8,327        8,126
  Other assets                             12,277        8,701
                                         --------     --------
      TOTAL ASSETS                       $444,926     $424,810
                                         ========     ========
LIABILITIES:
  Demand deposits                        $ 50,572     $ 55,277
  Interest-bearing demand deposits         72,244       58,139
  Savings deposits                         58,487       53,309
  Time deposits                           134,330      138,425
                                         --------     --------
      Total deposits                      315,633      305,150

  Short-term borrowings                    20,869       19,105
  Other borrowings                         46,778       41,778
  Accrued interest payable                  1,134        1,190
  Other liabilities                         2,176        2,335
                                         --------     --------
      Total liabilities                   386,590      369,558
                                         --------     --------
SHAREHOLDERS' EQUITY:
  Common stock, par value $10;
    10,000,000 shares authorized and
    3,131,644 shares issued                31,316       31,316
  Additional paid-in capital               18,230       18,230
  Retained earnings                         9,486        6,987
  Accumulated other comprehensive
    income                                  2,511        1,729
  Less:  Treasury stock at cost,
    98,054 and 92,054                      (3,207)      (3,010)
                                         --------     --------
      Total shareholders' equity           58,336       55,252
                                         --------     --------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY             $444,926     $424,810
                                         ========     ========

See accompanying notes to the unaudited consolidated financial statements.



                    PENNS WOODS BANCORP, INC.
          CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                   Six months ended          Three months ended
                                                        June 30,                  June 30,
                                                -----------------------   -----------------------
                                                   2002         2001         2002         2001
                                                ----------   ----------   ----------   ----------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans                      $10,454      $10,866      $ 5,184      $ 5,477
  Interest and dividends on investments:
    Taxable interest                                1,926        1,515        1,087          700
    Nontaxable interest                             1,569        1,468          784          792
    Dividends                                         266          319          119          147
                                                  -------      -------      -------      -------
      Total interest and dividends on
        investments                                 3,761        3,302        1,990        1,639
  Other interest income                                60           85           25           34
                                                  -------      -------      -------      -------
      Total interest income                        14,275       14,253        7,199        7,150
                                                  -------      -------      -------      -------
INTEREST EXPENSE:
  Interest on deposits                              4,007        5,084        1,970        2,519
  Interest on short-term borrowings                   276          495          159          220
  Interest on other borrowings                      1,176          911          611          458
                                                  -------      -------      -------      -------
      Total interest expense                        5,459        6,490        2,740        3,197
                                                  -------      -------      -------      -------
  Net interest income                               8,816        7,763        4,459        3,953
  Provision for loan losses                           185          186           80           93
                                                  -------      -------      -------      -------
  Net interest income after provision for
    loan losses                                     8,631        7,577        4,379        3,860
                                                  -------      -------      -------      -------
OTHER OPERATING INCOME:
  Service charges                                     832          716          442          383
  Securities gains (losses), net                     (191)         346          (72)         211
  Other income                                      1,214          766          544          368
                                                  -------      -------      -------      -------
      Total other operating income                  1,855        1,828          914          962
                                                  -------      -------      -------      -------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                    2,955        2,645        1,534        1,337
  Occupancy expense, net                              394          396          203          187
  Furniture and equipment expense                     411          382          204          191
  Other expenses                                    1,576        1,669          784          869
                                                  -------      -------      -------      -------
      Total other operating expenses                5,336        5,092        2,725        2,584
                                                  -------      -------      -------      -------
INCOME BEFORE TAXES                                 5,150        4,313        2,568        2,238

INCOME TAX PROVISION                                1,013          823          528          432
                                                  -------      -------      -------      -------
NET INCOME                                        $ 4,137      $ 3,490      $ 2,040      $ 1,806
                                                  =======      =======      =======      =======
EARNINGS PER SHARE - BASIC                        $  1.36      $  1.13      $  0.67      $  0.58

EARNINGS PER SHARE - DILUTED                      $  1.36      $  1.13      $  0.67      $  0.58

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING       3,035,750    3,079,471    3,039,590    3,079,471

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING     3,038,391    3,079,471    3,042,152    3,079,471

See accompanying notes to the unaudited consolidated financial statements.



                    PENNS WOODS BANCORP, INC.
   CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                              Three Months Ended
                                                   June 30,
                                              ------------------
                                               2002       2001
                                              ------     -------
                                                (IN THOUSANDS)
Net Income                                    $2,040     $1,806
Other comprehensive income:
  Unrealized gains (losses) on available
    for sale securities                       $1,560     $  214
  Reclassification adjustment for (gain)
    loss included in net income                   72       (211)
                                              ------     ------
Other comprehensive income before tax          1,632          3
Income tax expense related to other
  Comprehensive income                           555          1
                                              ------     ------
Other comprehensive income, net of tax         1,077          2
                                              ------     ------
Comprehensive income                          $3,117     $1,808
                                              ======     ======

                                               Six Months Ended
                                                  June 30,
                                              -----------------
                                               2002      2001
                                              ------    -------
                                               (IN THOUSANDS)

Net Income                                    $4,137    $3,490
Other comprehensive income:
  Unrealized gains on available for sale
    securities                                $  994    $4,650
  Reclassification adjustment for (gain)
    loss included in net income                  191      (346)
                                              ------    ------
Other comprehensive income before tax          1,185     4,304
Income tax expense related to other
  Comprehensive income                           403     1,463
                                              ------    ------
Other comprehensive income, net of tax           782     2,841
                                              ------    ------
Comprehensive income                          $4,919    $6,331
                                              ======    ======

See accompanying notes to the unaudited consolidated financial statements.



                    PENNS WOODS BANCORP, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

               (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                        ACCUMULATED
                                COMMON         ADDITIONAL                  OTHER                      TOTAL
                                 STOCK           PAID-IN    RETAINED   COMPREHENSIVE   TREASURY   SHAREHOLDERS'
                           SHARES     AMOUNT     CAPITAL    EARNINGS       INCOME        STOCK        EQUITY
                         ---------   -------   ----------   --------   -------------   --------   -------------
Balance, December 31,
  2001                   3,131,644   $31,316     $18,230    $ 6,987        $1,729      $(3,010)      $55,252

Net income for the
  six months ended
  June 30, 2002                                              4,137                                    4,137
Dividends declared,
  $0.54                                                    (1,638)                                  (1,638)
Treasury Stock
  acquired (6,000 shs)                                                                   (197)         (197)
Net change in unreal-
  ized gain on invest-
  ments available for
  sale, net of tax
  benefit $403                                                               782                        782
                        ---------   -------     -------    -------        ------      -------       -------
Balance, June 30,
  2002                  3,131,644   $31,316     $18,230    $ 9,486        $2,511      $(3,207)      $58,336
                        =========   =======     =======    =======        ======      =======       =======

See accompanying notes to the unaudited consolidated financial statements.



                    PENNS WOODS BANCORP, INC.
         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                         SIX MONTHS   SIX MONTHS
                                            ENDED        ENDED
                                          JUNE 30,     JUNE 30,
                                            2002         2001
                                         ----------   ----------
                                              (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income                              $  4,137    $  3,490
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
      Depreciation                             275         324
      Provision for loan losses                185         186
      Accretion and amortization of
        investment security discounts
        and premiums                          (491)       (394)
      Securities losses (gains), net           191        (346)
    Loss (gain) on sale of foreclosed
      assets                                    10         (24)
    Gross originations of loans held
      for sale                              (8,778)    (11,785)
    Gross proceeds of loans held for
      sale                                  10,831       9,323
      Decrease (Increase) in all other
        assets                                (856)        561
      Increase in all other liabilities        188         120
                                          --------    --------
        Net cash provided by operating
          activities                      $  5,692    $  1,455
                                          --------    --------
INVESTING ACTIVITIES:
  Investment securities available for
    sale:
    Proceeds from sales                     25,009      16,122
    Proceeds from calls and maturities       4,388       8,014
    Purchases                              (51,793)    (28,675)
  Investment securities held to
    maturity:
    Proceeds from calls and maturities          90       1,346
    Purchases                                  (40)        (25)
  Net decrease (increase) in loans            (495)      2,562
  Acquisition of bank premises and
    equipment                                 (311)       (158)
  Proceeds from the sale of foreclosed
    assets                                      91         368
                                          --------    --------
        Net cash used in investing
          activities                      $(23,061)   $   (446)

 FINANCING ACTIVITIES:
  Net increase in interest-bearing
    deposits                                15,188      12,950
  Net increase (decrease) in
    noninterest-bearing deposits            (4,705)        580
  Proceeds from long-term borrowings         5,000           -
  Net increase (decrease) in short-term
    borrowings                               1,764     (13,535)
  Dividends paid                            (1,638)     (1,537)
  Purchase of Treasury Stock                  (197)       (853)
                                          --------    --------
        Net cash provided by (used in)
          financing activities              15,412      (2,395)
                                          --------    --------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                               (1,957)     (1,386)
CASH AND CASH EQUIVALENTS, BEGINNING        14,844      15,318
                                          --------    --------
CASH AND CASH EQUIVALENTS, ENDING         $ 12,887    $ 13,932
                                          ========    ========

The Company paid approximately $5,515,000 and $6,615,000 interest on deposits and other borrowings during the first half of 2002 and 2001, respectively.

The Company made income tax payments of approximately $1,095,000 and $920,000 in the first half of 2002 and 2001, respectively.

See accompanying notes to the unaudited consolidated financial statements.



           PENNS WOODS BANCORP, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)

NOTE 1.  Basis of Presentation

The consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries Woods Investment Company, Inc., Woods Real Estate Development Company, Inc., and Jersey Shore State Bank (the "Bank") and its wholly-owned subsidiary The M Group, Inc. D/B/A The Comprehensive Financial Group ("The M Group"). All significant inter-company balances and transactions have been eliminated in the consolidation.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS)
No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. FAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. The adoption of FAS No. 141 did not have a material effect on the Company's financial position or results of operations.

On January 1, 2002, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. This statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, this new statement did not amend FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has undertaken a limited scope project to reconsider the provisions of FAS No. 72 in 2002 and has issued an exposure draft of a proposed statement, Acquisitions of Certain Financial Institutions, that would remove acquisitions of financial institutions from the scope of FAS No. 72. The adoption of this proposed statement would require all goodwill originating from acquisitions that meet the definition of a business combination as defined in Emerging Issues Task Force Issue ("EITF") No. 98-3 to be discontinued. This statement, among other things, eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts. Upon adoption of this statement on January 1, 2002, the Company stopped amortizing existing goodwill of $3.0 million. In addition, the Company performed its initial impairment analysis of goodwill noting that the estimated fair value exceeded the carrying amount. Application of the non-amortization provisions of FAS No. 142 resulted in an increase in net income of $110,000, or $0.03 per share, during the first half of 2002.

In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The new statement takes effect for fiscal years beginning after June 15, 2002. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company 's financial statements.

On January 1, 2002, the Company adopted FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS
No. 144 supercedes FAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. The adoption of FAS No. 144 did not have a material effect on the Company's financial statements.

In April 2002, the FASB issued FAS No. 145, "Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement also amends FASB FAS
No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. FAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS No. 145 did not have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on the Company's financial statements.

Per Share Data

There are no convertible securities, which would affect the numerator in calculating basis and dilutive earnings per share, therefore, net income as presented on the consolidated statement of income will be used as the numerator. The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive per share computation

                                      Six Months   Three Months
                                        Ended          Ended
                                       June 30,       June 30,
                                         2002           2002
                                      ----------   ------------
Weighted average common shares
  outstanding                          3,131,644     3,131,644
Average treasury stock shares            (95,894)      (92,054)
                                       ---------     ---------
Weighted average common shares and
  common stock equivalents used to
  calculate basic earnings per share   3,035,750     3,039,590

Additional common stock equivalents
  (stock options) used to calculate
  diluted earnings per share               2,641         2,562
                                       ---------     ---------
Weighted average common shares and
  common stock equivalents used to
  calculate diluted earnings per
  share                                3,038,391     3,042,152
                                       =========     =========

Options to purchase 20,350 shares of common stock at prices from $42.00 to $53.18 were outstanding during the first half of 2002 and 30,350 shares at prices from $32.63 to $53.18 were outstanding during the first half of 2001, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

EARNINGS SUMMARY

Comparison of the Six Months Ended June 30, 2002 and 2001

Interest Income

For the six months ended June 30, 2002, total interest income increased by $22,000 compared to the first half of 2001. Total interest and dividends on investments increased $459,000 while interest and fees on loans decreased $412,000 and Other interest income decreased $25,000. Historically low interest rates during the first half of 2002 have negatively effected interest income. Investment opportunities that have generated additional interest income to offset the decrease in loan interest, resulting in a minimal total interest income increase of $22,000.

Total interest and fees on loans decreased $412,000 in the first two quarters 2002 compared to the same period in 2001. Prime rates declined from a year ago, negatively impacting the interest collected on variable rate loans and new loans initiated over the past twelve months. Interest and dividends on investments increased $459,000 due to the net effect of a $411,000 increase in taxable interest, an increase of $101,000 in nontaxable interest and a $53,000 decrease in dividends. The increase of taxable interest is due to the purchase of taxable municipal securities over the past year. Taxable municipal yields have remained favorable compared to other investing alternatives. The decrease in dividend income of $53,000 is partially the result of the sale of stocks that had previously received dividends.

Interest Expense

For the six months ended June 30, 2002, total interest expense decreased by $1,031,000 or 16% compared to the first half of 2001. The overall decrease in interest expense is the result of a $1,077,000 decrease in interest paid on deposits and a $219,000 decrease in interest expense paid on short-term borrowings, offset by an increase of $265,000 on interest paid on other borrowings. Although total deposits increased almost $24 million over the past year, declining rates have had a positive effect on interest expense. Average short-term borrowings declined from a year ago mostly due to deposit growth. Fewer borrowings and declining rates also reduced interest expense on short-term borrowings. Favorable long-term borrowing rates currently present an opportunity to reduce interest expenses over the coming years. The Company borrowed an additional $15 million in long term advances through the FHLB to minimize future borrowing costs and to enhance asset and liability positioning. The $265,000 in expense on other borrowings is the result of the additional advances.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2002, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy, employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank's loan loss allowance. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgement of information available to them at the time of their examination.

The allowance for loan losses increased $73,000 from December 31, 2001 compared to the allowance for loan losses of $3,000,000 or 1.2% of total loans for June 30, 2002. This percentage is consistent with the guidelines of regulators and peer banks. Management's conclusion is that the provision for loan losses is adequate.

The provision for loan losses totaled $185,000 for the six months ended June 30, 2002. The provision for the same period in 2001 was $186,000.

As of June 30, 2002, charge-offs exceeded recoveries by $112,000 compared to June 30, 2001, when charge-offs exceeded recoveries by $155,000.

The ratio of the allowance to net loans for June 30, 2002 and December 31, 2001 was 1.2%.

An overall decrease in non-performing loans from December 31, 2001, totaled $113,000. Non-performing commercial and agricultural loans decreased $11,000, real estate secured loans decreased by $102,000 and installment loans were unchanged.

Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.

Other Operating Income

Other operating income for the six months ended June 30, 2002 increased $27,000. Excluding security gains (losses), service charges and other income increased $564,000. An increase in service charges of $116,000 was mostly due to the revision of the Bank's overdraft fee structure in May of 2001. Other income increased $448,000.

The substantial increase in other income was mostly due to commission income realized from the sale of various financial products offered through the Bank's subsidiary, The M Group. Income generated from The M Group, comprised $309,000 of the increase in other income. Proceeds of $116,000 from a bank owned life insurance policy also contributed to the increase in other income.

Management has analyzed its equity portfolio for impairment that would qualify as other than temporary. Impairment is determined using factors such as length of time and the extent to which the market value is less than cost; the financial condition and the near-term prospects of the issuer; and the intent and ability of the Company to retain its investment to allow for the market to recover. In doing so, management has identified securities within the equity portfolio that have an other than temporary decline in market value. Management has reserved $1,516,000, which was charged to security gains and losses, to provide for this decline. Extracting the $1,516,000 charge, security gains increased $1,325,000. The Company sold securities that were determined to have attained their maximum long-term potential value which thereby resulted in the substantial gains on securities.

Other Operating Expense

For the six months ended June 30, 2002 total other operating expenses increased $244,000 over the same period in 2001.

Employee salaries and benefits increased $310,000 as a result of increased salaries that correspond with the growth in sales of financial products offered by the M Group as well as normal increases in salary levels.

Occupancy expense decreased $2,000 and furniture and equipment expense increased $29,000. Occupancy experienced an overall decline in normal expenses. The $16,000 increase in furniture and equipment expense is explained by miscellaneous costs associated with the new State College office build-out and Wide Area Network preparation.

An overall decrease in other expenses totaled $93,000. Excluding the decrease of $110,000 resulting from the elimination of goodwill amortization as per the adoption of FAS No. 142, other expenses increased $17,000. The remaining $17,000 increase includes professional fees, pension costs, an annual NASDAQ fee and expenses on foreclosed assets held for sale.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2002 resulted in an effective income tax rate of 19.67% compared to 19.08% for the corresponding period in 2001.

Comparison of the Three Months Ended June 30, 2002 and 2001

Interest Income

During the second quarter of 2002 interest income earned was $7,199,000 an increase of $49,000 over the same quarter in 2001.

Interest income on loans decreased $293,000 due to a decline in average prime rates during 2002 relative to the second quarter of 2001.

An increase of $351,000 occurred in interest and dividends on investments. Taxable interest increased $387,000, non-taxable interest decreased $8,000 and dividends decreased $28,000 due to the same reasons noted for the six-month comparison.

Interest Expense

Interest expense during the second quarter of 2002 decreased by $457,000 or 14.29% over interest expense incurred during the second quarter of 2001.

Although interest bearing deposits grew $21,445,000 from the second quarter 2001, time deposits declined by $15,928,000 during the same period. The shift from time deposits that are offered at higher rates to interest bearing demand deposits which are offered at lower rates explain the decrease in interest rates. In addition, rates offer on time deposits declined over the past twelve months, contributing to the decrease of interest expense. Interest expense on short-term borrowings decreased by $61,000 and interest expense on other borrowings increased $153,000. The decrease in interest expense paid on short-term borrowings was due to the reduction of FHLB overnight borrowings. The increase of $153,000 in interest paid on other borrowings was due to a net increase of $15,000,000 in FHLB borrowings for reasons stated in the six month comparison.

Other Operating Income

Total other operating income decreased $48,000 to $914,000 during the three-month period in 2002 compared to $962,000 in 2001. Service charges and other income increased $59,000 and $176,000, respectively, while security gains decreased by $283,000. The substantial increase in other income was mostly due to commission income realized during the second quarter of 2002 from the sale of various financial products. Such financial products are offered through the Bank's subsidiary, The M Group. The change in security gains is explained in the six month comparison.

Other Operating Expense

Total other operating expenses increased $141,000. Salaries and employee benefits increased $197,000 as a result of normal increases in salary levels, commissions and salaries associated with the opening of a new branch office inside Wal-Mart in State College. Occupancy expense increased during the second quarter of 2002 compared to the second quarter of 2001 by $16,000. Furniture and equipment expense increased $13,000. Other operating expenses decreased during the three-month period in 2002 when compared to the same period in 2001 by $85,000. This reflects the elimination of goodwill amortization expense in 2002 relative to 2001.

Provision for Income Taxes

Income taxes increased $96,000 for the quarter ended June 30, 2002 compared to the second quarter of 2001. The effective tax rates for the quarter ended June 30, 2002, and 2001 are 20.6% and 19.3%, respectively.

ASSET/LIABILITY MANAGEMENT

Assets

At June 30, 2002, cash and investment securities totaled $166,457,000 or a net increase of $18,326,000 over the corresponding balance at December 31, 2001. Investment securities increased $20,283,000 and cash decreased $1,957,000. During this period, net loans increased by $110,000 to $248,806,000. Loans held for resale decreased $2,053,000 to $1,940,000. Other assets increased $3,576,000 mostly due to the increase of accounts receivable relating to the sale and maturity of securities that had not yet been paid to the Company. Payment for the matured securities and proceeds of the sales were subsequently received on the date of settlement.

At June 30, 2002 the balance of other real estate was $445,000 compared to $346,000 at December 31, 2001. Two of three properties totaling $101,000 that was held in other real estate at December 31, 2001 was sold during the first and second quarters. An additional four properties were acquired in the amount of $200,000 during the first half of 2002. Five properties remain in other real estate at June 30, 2002.

Deposits

At June 30, 2002 total deposits amounted to $315,633,000 representing an increase of $10,483,000, from total deposits at December 31, 2001. Deposits shifted during the first half from non-interest bearing demand deposits and time deposits into interest-bearing deposits and savings. Non-interest bearing demand deposits decreased $4,705,000 while interest-bearing demand deposits increased $14,105,000. Savings increased $5,178,000 while time deposits decreased $4,095,000.

Capital

The adequacy of the Company's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Company's resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets and preserve high quality credit ratings.

Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total risk-based, Tier I risk-based and Tier I leverage capital requirements. In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvements Act (FDICIA) established five capital categories ranging from "well capitalized" to "critically undercapitalized." To be classified as "well capitalized, "Total risk-based, Tier I risked- based and Tier I leverage capital ratios must be at least 10%, 6%, and 5% respectively.

At June 30, 2002 the Company was "well capitalized" with a total capital ratio of 21.11%, a Tier I capital ratio of 19.81% and a Tier I leverage ratio of 12.22%.

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

Management monitors the Company's liquidity on both a long and short-term basis thereby, providing management necessary information to react to current balance sheet trends. Cash flow needs are assessed and sources of funds are determined. Funding strategies consider both customer needs and economical cost. Both short and long term funding needs are addressed by maturities and sales of available for sale investment securities, loan repayments and maturities, and liquidating mone{ market investments such as federal funds sold. The use of these resources, in conjunction with access to credit provides core ingredients to satisfy depositor, borrower and creditor needs.

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential as well as the current cost of borrowing funds. The Company has a current borrowing capacity at the Federal Home Loan Bank of $152,214,000. In addition to this credit arrangement the Company has additional lines of credit with correspondent banks of $8,000,000. The Company's management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. Federal Home Loan Bank advances totaled $46,778,000 as of June 30, 2002.

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

There has been no substantial changes in the Company's GAP analyses or simulation analyses compared to the information provided in the Company's SEC 10k for the period ended
December 31, 2001.

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

          (99)      Certification of Chief Executive Officer and
                    Chief Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of
                    2002.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:  August 13, 2002        /s/Ronald A. Walko
                              ----------------------------------
                              Ronald A. Walko,
                              President and
                              Chief Executive Officer

Date:  August 13, 2002        /s/  Sonya E. Scott
                              ----------------------------------
Sonya E. Scott, Secretary