Form 10-Q
period 2002-09-30
PENNS WOODS BANCORP INC
filed 2002-11-14
CIK 716605

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(X)  Quarterly Report pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934 for the Quarterly Period
     Ended September 30, 2002,

(  )  Transition report pursuant to Section 13 or 15 (d) of the
      Exchange Act for the Transition Period from ___________ to
      _______________.

                           No. 0-17077
                     (Commission File Number)

                    PENNS WOODS BANCORP, INC.
      (Exact name of Registrant as specified in its charter)


           PENNSYLVANIA                       23-2226454
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

300 Market Street, Williamsport, Pennsylvania        17701
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

          YES [  X  ]              NO[     ]

On November 14, 2002 there were 3,028,478 of the Registrant's common stock outstanding.

                    PENNS WOODS BANCORP, INC.
             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                           Page
                                                          Number

Part I Financial Information

Item 1. Financial Statements

     Consolidated Balance Sheet (unaudited) as of              3
     September 30, 2002 and December 31, 2001

     Consolidated Statement of Income (unaudited)              4
     for the Three and Nine Months ended
     September 30, 2002 and 2001

     Consolidated Statement of Comprehensive Income            5
     (unaudited) For the Three and Nine Months ended
     September 30, 2002 and 2001

     Consolidated Statement of Changes in Shareholders'        6
     Equity (unaudited) for the Nine Months ended
     September 30, 2002

     Consolidated Statement of Cash Flows (unaudited)        7-8
     for the Nine Months ended September 30, 2002 and 2001

     Notes to Consolidated Financial Statements             9-14

Item 2. Management's Discussion and Analysis of Financial  14-25
        Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About         25
        Market Risk

Item 4. Controls and Procedures                               26

Part II Other Information                                     27

Signatures                                                    28

                    PENNS WOODS BANCORP, INC.
             CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                        September 30,        December 31,
                                                            2002                 2001
                                                        -------------        ------------
ASSETS:
  Cash and due from banks                                   $  18,807          $  14,844
  Investment securities available for sale                    167,426            131,985
  Investment securities held to maturity (market value of       1,218              1,302
    $1,263,000 and $1,312,000)
  Loans held for sale                                           2,532              3,993
  Loans, net of unearned discount                             253,165            251,623
  Allowance for loan losses                                    (3,028)            (2,927)
                                                            ---------          ---------
     Loans, net                                               250,137            248,696

  Bank premises and equipment, net                              4,788              4,478
  Accrued interest receivable                                   2,224              2,685
  Bank owned life insurance                                     8,437              8,126
  Other assets                                                  8,673              8,701
                                                            ---------          ---------
     TOTAL ASSETS                                           $ 464,242          $ 424,810
                                                            =========          =========

LIABILITIES:
  Demand deposits                                           $  58,483          $  55,277
  Interest-bearing demand deposits                             76,872             58,139
  Savings deposits                                             58,213             53,309
  Time deposits                                               140,470            138,425
                                                            ---------          ---------
     Total deposits                                         $ 334,038          $ 305,150

  Short-term borrowings                                        17,855             19,105
  Other borrowings                                             46,778             41,778
  Accrued interest payable                                      1,098              1,190
  Other liabilities                                             3,045              2,335
                                                            ---------          ---------
     Total liabilities                                        402,814            369,558
                                                            ---------          ---------

SHAREHOLDERS' EQUITY:
Common stock, par value $10; 10,000,000 shares
  authorized; 3,131,752 and 3,131,644 shares issued         $  31,318          $  31,316
Additional paid-in capital                                     18,232             18,230
Retained earnings                                              11,043              6,987
Accumulated other comprehensive gain                            4,203              1,729
Less:  Treasury stock at cost, 102,854 and 92,054              (3,368)            (3,010)
                                                            ---------          ---------
     Total shareholders' equity                             $  61,428          $  55,252
                                                            ---------          ---------
     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                   $ 464,242          $ 424,810
                                                            =========          =========

See accompanying notes to the unaudited consolidated financial statements.

                   PENNS WOODS BANCORP, INC.
          CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                 Three months ended          Nine months ended
                                                    September 30,               September 30,
                                                 2002          2001          2002         2001
                                                ------        ------        ------       ------
                                                      (In Thousands Except Per Share Data)
INTEREST INCOME:
  Interest and fees on loans                  $  5,231      $  5,563      $ 15,685    $ 16,429
  Interest and dividends on investments:
    Taxable interest                             1,140           675         3,066       2,190
    Nontaxable interest                            808           804         2,377       2,272
    Dividends                                      205           150           471         467
                                              --------      --------      --------    --------
    Total interest and dividends
     on investments                              2,153         1,629         5,914       4,929
  Other interest income                             15            37            75         124
                                              --------      --------      --------    --------
    Total interest income                        7,399         7,229        21,674      21,482
                                              --------      --------      --------    --------
INTEREST EXPENSE:
  Interest on deposits                           1,962         2,392         5,969       7,476
  Interest on short-term borrowings                119           200           395         695
  Interest on other borrowings                     634           463         1,810       1,374
                                              --------      --------      --------    --------
    Total interest expense                       2,715         3,055         8,174       9,545
                                              --------      --------      --------    --------
  Net interest income                            4,684         4,174        13,500      11,937
  Provision for loan losses                         90            93           275         279
                                              --------      --------      --------    --------
  Net interest income after provision for
   loan losses                                   4,594         4,081        13,225      11,658
                                              --------      --------      --------    --------
OTHER OPERATING INCOME:
  Service charges                                  469           412         1,301       1,128
  Securities gains, net                            281           369            90         715
  Other income                                     480           448         1,694       1,214
                                              --------      --------      --------    --------
    Total other operating income                 1,230         1,229         3,085       3,057
                                              --------      --------      --------    --------
OTHER OPERATING EXPENSES:
  Salaries and employee benefits                 1,569         1,327         4,524       3,972
  Occupancy expense, net                           224           192           618         588
  Furniture and equipment expense                  223           197           634         579
  Other expenses                                   772           882         2,348       2,551
                                              --------      --------      --------    --------
    Total other operating expenses               2,788         2,598         8,124       7,690
                                              --------      --------      --------    --------
INCOME BEFORE TAXES                              3,036         2,712         8,186       7,025
INCOME TAX PROVISION                               660           586         1,673       1,409
                                              --------      --------      --------    --------
NET INCOME                                    $  2,376      $  2,126      $  6,513    $  5,616
                                              ========      ========      ========    ========
EARNINGS PER SHARE - BASIC                    $   0.78      $   0.68      $   2.15    $   1.83
EARNINGS PER SHARE - DILUTED                  $   0.78      $   0.68      $   2.14    $   1.83
BASIC WEIGHTED AVERAGE                       3,030,714     3,073,317     3,034,075   3,073,317
 SHARES OUTSTANDING
DILUTED WEIGHTED AVERAGE                     3,033,332     3,073,317     3,036,825   3,073,317
 SHARES OUTSTANDING

See accompanying notes to the unaudited consolidated financial statements.

                    PENNS WOODS BANCORP, INC.
   CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

                                                         Three Months Ended September 30,
                                                            2002                 2001
                                                        -------------        -----------
                                                                  (In Thousands)
Net Income                                              $  2,376             $  2,126
Other comprehensive income:
  Unrealized gains on available for sale securities     $  2,844             $  1,142
  Reclassification adjustment for gain included in          (281)                (369)
                                                        --------             --------
    net income
Other comprehensive income before tax                      2,563                  773
Income tax expense related to other
    Comprehensive income                                     871                  263
                                                        --------             --------
Other comprehensive income, net of tax                     1,692                  510
                                                        --------             --------
Comprehensive income                                    $  4,068             $  2,636
                                                        ========              ========

                                                         Nine Months Ended September 30,
                                                            2002                 2001
                                                        -------------        -----------
                                                                  (In Thousands)
Net Income                                              $  6,513             $  5,616
Other comprehensive income:
  Unrealized gains on available for sale securities     $  3,838             $  5,792
  Reclassification adjustment for gain included in           (90)                (715)
                                                        --------             --------
    net income
Other comprehensive income before tax                      3,748                 5,077
Income tax expense related to other
  Comprehensive income                                     1,274                 1,726
                                                        --------             --------
Other comprehensive income, net of tax                     2,474                 3,351
                                                        --------             --------
Comprehensive income                                    $  8,987              $  8,967
                                                        ========              ========

See accompanying notes to the unaudited consolidated financial statements.

                    PENNS WOODS BANCORP, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           (UNAUDITED)
               (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                        ACCUMULATED
                                      COMMON       ADDITIONAL              OTHER                   TOTAL
                                       STOCK        PAID-IN   RETAINED  COMPREHENSIVE  TREASURY  SHAREHOLDERS'
                                  SHARES   AMOUNT   CAPITAL   EARNINGS    INCOME       STOCK      EQUITY
Balance, December 31, 2001     3,131,644  $31,316   $18,230   $ 6,987    $ 1,729       $(3,010)   $55,252

Net income for the nine months
  ended September 30, 2002                                      6,513                               6,513
Dividends declared, $0.81                                      (2,457)                             (2,457)
Stock Options Exercised              108        2         2                                            4
Treasury Stock acquired
  (10,800 shs)                                                                            (358)      (358)
Net change in unrealized gain on
  investments available for sale,
  net of tax benefit $1,274                                                2,474                     2,474
Balance, September 30, 2002    3,131,752  $31,318   $18,232   $11,043    $ 4,203       $(3,368)     $61,428


See accompanying notes to the unaudited consolidated financial statements.

                   PENNS WOODS BANCORP, INC.
        CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                 NINE MONTHS     NINE MONTHS
                                                                   ENDED           ENDED
                                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                                    2002            2001
                                                                 -------------   -------------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income                                                          $   6,513       $   5,616
Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation                                                          423             474
    Provision for loan losses                                             275             279
    Accretion and amortization of investment security discounts
     and premiums                                                        (721)           (602)
    Securities gains, net                                                 (90)           (715)
    Loss (gain) on sale of foreclosed assets                                6             (17)
    Gross originations of loans held for sale                         (12,787)        (19,760)
    Gross proceeds of loans held for sale                              14,248          16,691
    Decrease (Increase) in all other assets                              (978)            254
    Increase in all other liabilities                                     618             143
                                                                    ---------       ---------
      Net cash provided by operating activities                     $   7,507       $   2,363
                                                                    ---------       ---------
INVESTING ACTIVITIES:
Investment securities available for sale:
  Proceeds from sales                                                  46,234          21,563
  Proceeds from calls and maturities                                    7,092          10,888
  Purchases                                                           (84,234)        (37,709)
Investment securities held to maturity:
  Proceeds from calls and maturities                                      124           1,353
  Purchases                                                               (40)            (25)
Net increase in loans                                                  (1,930)         (2,635)
Acquisition of bank premises and equipment                               (733)           (227)
Proceeds from the sale of foreclosed assets                               116             444
Purchase of bank owned life insurance                                       -          (5,578)
                                                                    ---------       ---------
      Net cash used in investing activities                         $ (33,371)      $ (11,926)
                                                                    ---------       ---------
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits                              25,682           9,699
Net increase in noninterest-bearing deposits                            3,206           1,323
Proceeds from long-term borrowings                                      5,000               -
Net decrease in short-term borrowings                                  (1,250)           (235)
Dividends paid                                                         (2,457)         (2,302)
Stock options exercised                                                     4               -
Purchase of Treasury Stock                                               (358)         (1,538)
                                                                    ---------       ---------
      Net cash provided by financing activities                        29,827           6,947
                                                                    ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    3,963          (2,616)
CASH AND CASH EQUIVALENTS, BEGINNING                                   14,844          15,318
                                                                    ---------       ---------
CASH AND CASH EQUIVALENTS, ENDING                                   $  18,807       $  12,702
                                                                    =========       =========

The Company paid approximately $8,266,000 and $9,689,000 interest on deposits and other borrowings during the first nine months of 2002 and 2001, respectively.

The Company made income tax payments of approximately $2,154,000 and $1,430,000 in the first nine months of 2002 and 2001, respectively.

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

On January 1, 2002, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. This statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, this new statement did not amend FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has undertaken a limited scope project to reconsider the provisions of FAS No. 72 in 2002 and has issued an exposure draft of a proposed statement, Acquisitions of Certain Financial Institutions, that would remove acquisitions of financial institutions from the scope of FAS No. 72. The adoption of this proposed statement would require all goodwill originating from acquisitions that meet the definition of a business combination as defined in Emerging Issues Task Force Issue ("EITF") No. 98-3 to be discontinued. This statement, among other things, eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts. Upon adoption of this statement on January 1, 2002, the Company stopped amortizing existing goodwill of $3.0 million. In addition, the Company performed its initial impairment analysis of goodwill noting that the estimated fair value exceeded the carrying amount. Application of the non-amortization provisions of FAS No. 142 resulted in an increase in net income of $166,000, or $0.02 per share, during the first nine months of 2002.

In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The new statement takes effect for fiscal years beginning after June 15, 2002. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company `s financial statements.

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

In April 2002, the FASB issued FAS No. 145, "Recision of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement also amends FASB FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. FAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS No. 145 did not have a material effect on the Company's financial position or results of operations.

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

On October 1, 2002, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (FAS) No. 147, Acquisitions of Certain Financial Institutions, effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. The adoption of FAS No. 147 did not have a material effect on the Company's financial position or results of operations.

Per Share Data

There are no convertible securities, which would affect the numerator in calculating basis and dilutive earnings per share, therefore, net income as presented on the consolidated statement of income will be used as the numerator. The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive per share computation

                                       Three Months   Three Months   Nine Months    Nine Months
                                          Ended          Ended          Ended          Ended
                                       September 30,  September 30,  September 30,  September 30,
                                           2002           2001           2002            2001
                                       -------------  -------------  -------------  -------------
Weighted average common shares
  outstanding                            3,131,732      3,130,844      3,131,674      3,130,844

Average treasury stock shares             (101,018)       (69,634)       (97,599)       (57,527)
                                         ---------      ---------      ---------      ---------
Weighted average common shares and
  common stock equivalents used to
  calculate basic earnings per share     3,030,714      3,061,210      3,034,075      3,073,317

Additional common stock equivalents
  (stock options) used to calculate
  diluted earnings per share                 2,618              -          2,750              -
                                         ---------      ---------      ---------      ---------
Weighted average common shares and
  common stock equivalents used
  to calculate diluted earnings per
  share                                  3,033,332      3,061,210      3,036,825      3,073,317
                                         =========      =========      =========      =========

Options to purchase 20,350 shares of common stock at prices from $42.00 to $53.18 were outstanding during the three months ended September 30, 2002 and 30,350 shares at prices from $32.63 to $53.18 were outstanding during the three months ended September 30, 2001, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. Options to purchase 20,350 shares of common stock at prices from $42.00 to $53.18 were outstanding during the first nine months of 2002 and 30,350 shares at prices from $32.63 to $53.18 were outstanding during the first nine months of 2001, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

EARNINGS SUMMARY

Comparison of the Nine Months Ended September 30, 2002 and 2001

Interest Income

For the nine months ended September 30, 2002, total interest income increased by $192,000 compared to the first nine months of 2001. Total interest and dividends on investments increased $985,000 while interest and fees on loans decreased $744,000 and other interest income decreased $49,000. Overall, the increase in total interest income of $192,000 is the result of an increase in the volume of investment securities held relative to a year ago. Interest income generated from the increase in volume has more than compensated for the decrease of interest on loans caused by a general decline in rates.

Total interest and fees on loans decreased $744,000 in the first three quarters of 2002 compared to the same period in 2001. The Bank Prime Loan Rate was at 4.75% at September 30, 2002 and the average Prime rate during the third quarter was lower than it has been for over thirty years. Historically low rates have negatively affected interest income collected on variable and new loans compared to a year ago when Prime rates averaged 6.28%. Loan growth has been sluggish as businesses and consumers have been reluctant to borrow in an uncertain economic environment.

Interest and dividends on investments increased $985,000 due to the net effect of a $876,000 increase in taxable interest, an increase of $105,000 in nontaxable interest and a $4,000 increase in dividends. The increase of taxable interest is due to the significant purchase of additional U.S. Government agency securities over the past year. The average holdings of U.S. Government agency securities have increased $21,401,000 when comparing the first nine months of 2001 to the same period in 2002. The net growth in the volume of investment holdings has generated additional interest that has offset the negative impact of lower rates.

Interest Expense

For the nine months ended September 30, 2002, total interest expense decreased by $1,371,000 or 14% compared to the first three quarters of 2001. The overall decrease in interest expense is the result of a $1,507,000 decrease in interest paid on deposits and a $300,000 decrease in interest expense paid on short-term borrowings, offset by an increase of $436,000 on interest paid on other borrowings. Historically low interest rates have positively impacted interest expense. The lower rates for all deposit accounts contribute the most substantial decrease in interest expense. At July 31, 2002, interest rates on Super Now and Insured Money Market accounts were lowered by 50 basis points. In addition to demand deposit rates, time deposit rates have steadily declined over the past two years,
with the current rates at their low.   Fewer borrowings and
declining rates also reduced interest expense on short-term borrowings. Favorable long-term borrowing rates offer opportunities to reduce interest expenses over the coming years. The Company borrowed an additional $5 million in long term advances through the FHLB during the first three quarters of 2002 to minimize future borrowing costs and to enhance asset and liability positioning. The $436,000 in expense on other borrowings is the result of the additional advances.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2002, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy, employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank's loan loss allowance.
The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan losses increased $101,000 from December 31, 2001 compared to the allowance for loan losses of $3,028,000 or 1.2% of total loans for September 30, 2002. This percentage is consistent with the guidelines of regulators and peer banks. Management's conclusion is that the provision for loan losses is adequate.

The provision for loan losses totaled $275,000 for the nine months ended September 30, 2002. The provision for the same period in 2001 was $279,000.

As of September 30, 2002, charge-offs exceeded recoveries by $174,000 compared to September 30, 2001, when charge-offs exceeded recoveries by $274,000.

The ratio of the allowance to net loans for September 30, 2002 and December 31, 2001 was 1.2%.

An overall increase in non-performing loans from December 31, 2001, totaled $352,000. Non-performing commercial and industrial loans increased $23,000, real estate secured loans increased by $327,000 and installment loans increased $2,000.

Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses is adequate.

Other Operating Income

Other operating income for the nine months ended September 30, 2002 increased $28,000. Excluding net security gains, service charges and other income increased $653,000. An increase in service charges of $173,000 was mostly due to the amendment of the Bank's overdraft fee structure in May of 2001. Other income increased $480,000.

The substantial increase in other income was mostly due to commission income realized from the sale of various financial products offered through the Bank's subsidiary, The M Group. Income generated from The M Group, comprised $324,000 of the increase in other income. Proceeds of $116,000 from a bank owned life insurance policy also contributed to the increase in other income. Debit card income has increased 27% or $24,000 and ATM surcharges increased 19% or $18,000 when comparing the first three quarters 2002 to the same period in 2001.

Management has analyzed its equity portfolio for impairment that would qualify as other than temporary. Impairment is determined using factors such as length of time and the extent to which the market value is less than cost; the financial condition and the near-term prospects of the issuer; and the intent and ability of the Company to retain its investment to allow for the market to recover. In doing so, management has identified securities within the equity portfolio that have an other than temporary decline in market value. Management has reserved $2,083,000, which was charged to security gains and losses, to provide for this decline. Extracting the $2,083,000 charge, security gains increased $2,173,000. The Company sold securities that were determined to have attained their maximum long-term potential value which thereby resulted in the substantial gains on securities.

Other Operating Expense

For the nine months ended September 30, 2002 total other operating expenses increased $434,000 over the same period in 2001.

Employee salaries and benefits increased $552,000 as a result of increased salaries that correspond with the growth in sales of financial products offered by the M Group and the cost of staff at the new State College Wal-Mart Branch.

Occupancy expense increased $30,000 and furniture and equipment expense increased $55,000. Occupancy expense experienced an overall increase due to rent for the new State College Wal-Mart Branch. The $55,000 increase in furniture and equipment expense is explained by miscellaneous costs associated with the new State College office build-out and Wide Area Network preparation.

An overall decrease in other expenses totaled $203,000. The elimination of goodwill amortization as per the adoption of FAS No. 142 represents $166,000 of the decrease in expenses. The other miscellaneous operating expense decrease was additionally offset by a $55,000 expense as a result of a check kiting incident.

Provision for Income Taxes

The provision for income taxes for the nine months ended
September 30, 2002 resulted in an effective income tax rate of 20.44% compared to 20.06% for the corresponding period in 2001.

Comparison of the Three Months Ended September 30, 2002 and 2001

Interest Income

During the third quarter of 2002 interest income earned was $7,399,000 an increase of $170,000 over the same quarter in 2001.

Interest income on loans decreased $332,000 due to a decline in average prime rates during 2002 relative to the third quarter of 2001.

An increase of $524,000 occurred in interest and dividends on investments. Taxable interest increased $465,000, non-taxable interest increased $4,000 and dividends increased $55,000 due to the same reasons noted for the nine-month comparison.

Interest Expense

Interest expense during the third quarter of 2002 decreased by $340,000 or 11.13% over interest expense incurred during the third quarter of 2001. Interest on deposits and short-term borrowings decreased $430,000 and $81,000, respectively, while interest on other borrowings increased $171,000. For the same reasons noted in the nine month comparison, overall interest expense decreased

Other Operating Income

Total other operating income increased $1,000 to $1,230,000 during the three-month period in 2002 compared to $1,229,000 in 2001. Service charges and other income increased $57,000 and $32,000, respectively, while security gains decreased by $88,000. The increase in the amount of service charges mostly pertains to overdraft charges. As deposit accounts have grown from a year ago, the volume of overdraft charges have also increased. Other income increased as a result of a general increase in debit card, atm surcharges and other miscellaneous income sources.

Other Operating Expense

Total other operating expenses increased $190,000. Salaries and employee benefits increased $242,000 as a result of normal increases in salary levels, commissions and salaries associated with the opening of a new branch office inside Wal-Mart in State College. Occupancy expense increased during the third quarter of 2002 compared to the third quarter of 2001 by $32,000. Furniture and equipment expense increased $26,000. Other operating expenses decreased during the three-month period in 2002 when compared to the same period in 2001 by $110,000. This reflects the elimination of goodwill amortization expense.

Provision for Income Taxes

Income taxes increased $74,000 for the quarter ended September
30, 2002 compared to the third quarter of 2001. The effective tax rates for the quarter ended September 30, 2002, and 2001 are 21.7% and 21.6%, respectively.


ASSET/LIABILITY MANAGEMENT

Assets

At September 30, 2002, total assets were $464,242,000 compared to $424,810,000 at December 31, 2001. Cash and due from banks increased $3,963,000 during the first nine months of 2002.

Investment securities totaled $168,644,000 at September 30, 2002 or a net increase of $35,357,000 over the corresponding balance at December 31, 2001. During this period, net loans increased by $1,441,000 to $250,137,000. Loans held for resale decreased $1,461,000 to $2,532,000. The remaining assets increased $132,000.

At September 30, 2002 the balance of other real estate was $438,000 compared to $346,000 at December 31, 2001. Two of three properties totaling $101,000 that were held in other real estate at December 31, 2001 were sold during the first and second quarters of 2002. An additional five properties were acquired in the amount of $214,000 during the first nine months of 2002. One property acquired in 2002 in the amount of $21,000, was sold in the third quarter. Five properties remain in other real estate at September 30, 2002.

Deposits

At September 30, 2002 total deposits amounted to $334,038,000 representing an increase of $28,888,000, from total deposits at December 31, 2001. Non-interest bearing demand deposits increased $3,206,000 while interest-bearing demand deposits increased $18,733,000. Savings increased $4,904,000 and time deposits increased $2,045,000. Due to successful marketing techniques and consumers desire to hold cash in the current economic environment, total demand accounts have grown substantially.

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

At September 30, 2002 the Company was "well capitalized" with a total capital ratio of 21.77%, a Tier I capital ratio of 20.51%
and a Tier I leverage ratio of 12.27%

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential as well as the current cost of borrowing funds. The Company has a current borrowing capacity at the Federal Home Loan Bank of $152,214,000. In addition to this credit arrangement the Company has additional lines of credit with correspondent banks of $10,500,000. The Company's management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. Federal Home Loan Bank advances totaled $46,778,000 as of September 30, 2002.

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

There has been no substantial changes in the Company's GAP analyses or simulation analyses compared to the information provided in the Company's SEC 10-K for the period ended December
31, 2001.

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

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01 (b) (8) of Regulation S-X`.


Item 3.  Quantitative and Qualitative Disclosure About Market
Risk

Market risk for the Company is comprised primarily from interest rate risk exposure and liquidity risk. Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level. The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally. There has been no substantial changes in the Company's GAP analyses or simulation analyses compared to the information provided in the Company's SEC 10-K for the period ended December 31, 2001. Additional information and details are provided in the Interest Sensitivity section of
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Generally, management believes the Company is well positioned to respond expeditiously when the market interest rate outlook changes.


Item 4.  Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                 Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
None

Item 2.  Changes in Securities and Use of Proceeds.
None

Item 3.  Defaults Upon Senior Securities.
None

Item 4.  Submission of Matters to a Vote of Security Holders.
None

Item 5.  Other Information
None

Item 6.  Exhibits and reports on Form 8-K.

(3) (i) Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-4, No. 333-
65821).

(3)   (ii) Bylaws of the Registrant as presently in effect
(incorporated by reference to Exhibit 3.2 of the Registrant's
Registration Statement on Form S-4, No. 333-65821).

(99) (i)  Certification of Chief Executive Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(99) (ii) Certification of Chief Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)



Date:  November 14, 2002        _______________________________
                                Ronald A. Walko, President
                                and Chief Executive Officer



Date:  November 14, 2002        ________________________________
                                Sonya E. Scott, Secretary

                    SECTION 302 CERTIFICATION

I, Ronald A. Walko, Chief Executive Officer of Penns Woods
Bancorp, Inc. (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Penns
Woods Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

  (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
      "Evaluation Date"); and

  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
      Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:

  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002         /s/ Ronald A. Walko
                                Chief Executive Officer

SECTION 302 CERTIFICATION

I, Sonya E. Scott, Chief Financial Officer of Penns Woods
Bancorp, Inc. (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of Penns
Woods Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

  (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
      "Evaluation Date"); and

  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
      Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors:

  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002        /s/ Sonya E. Scott
                               Chief Financial Officer

