Form 10-K
period 2002-12-31
PENNS WOODS BANCORP INC
filed 2003-03-21
CIK 716605

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________________to___________

Commission file number 0-17077

                    PENNS WOODS BANCORP, INC.
      (exact name of registrant as specified in its charter)

          Pennsylvania                            23-2226454
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)            Identification No.)

                 300 Market Street, P.O. Box 967
              Williamsport, Pennsylvania 17703-0967
             (Address of principal executive offices)

Registrant's telephone number, including area code(570) 322-1111

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

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ X }

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Act).

Yes [ X ]     No [   ]

As of June 30, 2002, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates computed by reference to the price at which the common stock was last sold was approximately
$95,174,842 million.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                    Outstanding at March 5, 2000
Common Stock, $10 Par Value               3,030,128 Shares

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 30, 2003 are incorporated by reference in
Part III hereof.

                              INDEX

                             PART I

ITEM                                                        PAGE

Item 1.   Business......................................      5
Item 2.   Properties....................................     17
Item 3.   Legal Proceedings.............................     18
Item 4.   Submission of Matters to a Vote of Security
          Holders.......................................     18

                             PART II

Item 5.   Market for the Registrant's Common Stock and
          Related Stockholder Matters..  ...............     19
Item 6.   Selected Financial Data.......................     20
Item 7.   Management's Discussion and Analysis of
          Consolidated Financial Condition and Results
          of Operations.................................     22
Item 7.A  Quantitative and Qualitative Disclosure About
          Market Risk...................................     51
Item 8.   Financial Statements and Supplementary Data...     52
Item 9.   Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure....................................     95

                             PART III

Item 10.  Directors and Executive Officers of the
          Registrant....................................     96
Item 11.  Executive Compensation........................     96
Item 12.  Security Ownership and Certain Beneficial
          Owners and Management.........................     96
Item 13.  Certain Relationships and Related
          Transactions..................................     97

                                3


Item 14.  Controls and Procedures.......................     98

                             PART IV

Item 15.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K...........................     99
Index to Exhibits.......................................    100
Signatures and Certifications...........................    102

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

     The Bank is engaged in commercial and retail banking and the taking of time and regular savings and demand deposits, the making of commercial and consumer loans and mortgage loans, and safe deposit services. Auxiliary services, such as cash management, are provided to commercial customers. The Bank operates full banking services with eleven branch offices and a Mortgage/Loan Center in Northcentral Pennsylvania.

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

     The Bank employed approximately 146 persons as of December 31, 2002. The Company does not have any employees.
The principal officers of the Bank also serve as officers of the Company.

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

Deposit Insurance - There are two deposit insurance funds administered by the FDIC - the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"). The Bank's deposits are insured under the BIF; however, the deposits assumed by the Bank in connection with the merger of Lock Haven Savings Bank are treated and assessed as SAIF-insured deposits. The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measure. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.0% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-
capitalized group.   As of December 31, 2002, the Bank's ratios
were well above required minimum ratios.

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

     While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation ("FICO") bonds. FICO was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The annual FICO assessment for the Bank (and all banks) is $.0168 for each $100 of BIF deposits.

Other Legislation

     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002. The stated goals of this sweeping legislation are to enhance penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws. The Sarbanes-Oxley Act generally applies to all companies, including the Company, that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or the Exchange Act. The legislation includes provisions, among other things, governing the services that can be provided by a public company's independent auditors and the procedures for approving such services, requiring the chief executive officer and chief financial officer to certify certain matters relating to the company's periodic filings under the Exchange Act, requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest, increasing disclosure requirements relating to critical financial accounting policies and their application, increasing penalties for securities law violations, and creating a new public accounting oversight board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms. The legislation also requires the national securities exchanges and NASDAQ to adopt rules relating to certain matters, including the independence of members of a company's audit committee as a condition to listing or continued listing. Given the extensive SEC role in implementing rules relating to many of the new requirements, the final scope of these requirements remains to be determined at this time, although the Company does not believe that the application of these new rules to the Company as they become effective will have a material effect on its results of operations.

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

DESCRIPTION OF BANK

a.  History and Business

     Jersey Shore State Bank ("Bank") was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly owned subsidiary of the Company on July 12, 1983.

     As of December 31, 2002, the Bank had total assets of $468,782,000; total shareholders' equity of $51,019,000 and total deposits of $340,472,000. The Bank's deposits are insured by the Federal Deposit Insurance Corporation for the maximum amount provided under current law.

     The Bank engages in business as a commercial bank, doing business at several locations in Lycoming, Clinton and Centre
Counties, Pennsylvania. The Bank offers insurance and securities brokerage services through its wholly owned subsidiary, The M Group, Inc. D/B/A The Comprehensive Financial
Group.

     Services offered by the Bank include accepting time, demand and savings deposits including Super NOW accounts, regular savings accounts, money market accounts, investment certificates, fixed rate certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans and the renting of safe deposit facilities. Additional services include making residential mortgage loans, revolving credit loans with overdraft protection, small business loans, etc. Business loans include seasonal credit collateral loans and term loans, as well as accounts receivable and inventory financing.

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

     The Bank has experienced deposit growth in the range of ..96% to 11.37% over the last five years. This growth has primarily come in the form of core deposits. Although the Bank has regular opportunities to bid on pools of funds of $100,000 or more in the hands of municipalities, hospitals and others, it does not rely on these monies to fund loans on intermediate or longer-term investments. Minor seasonal growth in deposits is experienced at or near the year-end.

It is the policy of the Bank to generally maintain a rate sensitive asset (RSA) to rate sensitive liability (RSL) ratio of 200% of equity for a 6-month time horizon, 200% of equity for a 2-year time horizon and 200% of equity for a 5-year time horizon.

     The Bank operates eleven full service offices in Lycoming, Clinton, and Centre Counties, Pennsylvania, and a Mortgage/Loan Center in Centre County, Pennsylvania. The economic base of the region is developed around service, light manufacturing industries and agriculture. The banking environment in Lycoming, Clinton and Centre Counties, Pennsylvania is highly competitive. The Bank competes for loans and deposits with commercial banks, savings and loan associations and other financial institutions.

     The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

b.  Supervision and Regulation

     The earnings of the Bank are affected by the policies of regulatory authorities including the FDIC and the FRB. An important function of the FRB is to regulate the money supply and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government Securities, changes in reserve requirements against member bank deposits and limitations on interest rates that member banks may pay on time and savings deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments on deposits, and their use may also affect interest rates charged on loans or paid for deposits.

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

EXECUTIVE OFFICERS OF THE REGISTRANT:

NAME                 AGE   FIVE-YEAR ANALYSIS OF DUTIES
------------------   ---   -------------------------------------
Ronald A. Walko       56   President and Chief Executive Officer
                           of the Company; the Bank; The
                           M Group; and Woods Investment
                           Company, Inc.; Vice President of
                           Woods Real Estate Development Co,
                           Inc.; and Federal Bank examiner prior
                           to 1986 for an eighteen-year period.

Hubert A. Valencik    61   Senior Vice President of the Company;
                           Senior Vice President and Operations
                           Officer of the Bank; Vice President
                           of Woods Real Estate Development Co,
                           Inc.; Vice President - Operations of
                           The M Group; Vice President with
                           another bank prior to 1985 for a
                           fourteen-year period.

Sonya E. Scott        43   Secretary of the Company; Vice
                           President and Chief Financial Officer
                           of the Bank; Secretary and Treasurer
                           of Woods Real Estate Development Co,
                           Inc.; Woods Investment Co., Inc.; and
                           The M Group.

ITEM  2    PROPERTIES

     The Company owns and leases its properties. Listed herewith are the locations of properties owned or leased, in which the banking offices and Financial Center are located; all properties are in good condition and adequate for the Bank's purposes:

Office          Address
-------------   ----------------------------------
Main            115 South Main Street                Owned
                P.O. Box 5098
                Jersey Shore, Pennsylvania 17740

Bridge Street   112 Bridge Street                    Owned
                Jersey Shore, Pennsylvania 17740

DuBoistown      2675 Euclid Avenue                   Under Lease
                DuBoistown, Pennsylvania 17702

Williamsport    300 Market Street                    Owned
                P.O. Box 967
                Williamsport, Pennsylvania 17703-0967

Montgomery      9094 Rt. 405 Highway                 Under Lease
                Montgomery, Pennsylvania 17752

Lock Haven      4 West Main Street                   Owned
                Lock Haven, Pennsylvania 17745

Mill Hall       (Inside Wal-Mart),                   Under Lease
                167 Hogan Boulevard
                Mill Hall, Pennsylvania 17751

Spring Mills    Ross Hill Road, P.O. Box 66          Owned
                Spring Mills, Pennsylvania 16875

Centre Hall     2842 Earlystown Road                 Land Under
                Centre Hall, Pennsylvania 16828        Lease

Zion            100 Cobblestone Road                 Under Lease
                Bellefonte, Pennsylvania 16823

Jersey Shore    1952 Waddle Road, Suite 106          Under Lease
State Bank      State College, Pennsylvania 16803
Financial
Center State
College

The M Group,    705 Washington Boulevard             Under Lease
Inc. D/B/A The  Williamsport, Pennsylvania 17701
Comprehensive
Financial Group

State College   (Inside Wal-Mart)                    Under Lease
                1665 North Atherton Place
                State College, Pennsylvania 16803

ITEM  3    LEGAL PROCEEDINGS

     In the normal course of business, various lawsuits and claims arise against the Company and its subsidiary. There are no such legal proceedings or claims currently pending or threatened.

ITEM  4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                             PART II

ITEM  5    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

     The Registrant's Common Stock is traded locally. The following table sets forth (1) the quarterly high and low prices for a share of the Registrant's Common Stock during the periods indicated as reported by the management of the Registrant, and
(2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 2000. The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission. They may not necessarily represent actual transactions.

                                                      Dividends
                              HIGH           LOW       Declared
                              ----           ---      ---------
2000
   First quarter             $41.00         $29.00      $0.23
   Second quarter             31.00          26.00       0.23
   Third quarter              32.00          26.00       0.23
   Fourth quarter             33.50          28.00       0.41

2001
   First quarter             $33.50         $27.25      $0.25
   Second quarter             33.00          27.25       0.25
   Third quarter              32.00          30.75       0.25
   Fourth quarter             35.50          31.15       0.47

2002
   First quarter             $35.00         $32.33      $0.27
   Second quarter             36.37          33.00       0.27
   Third quarter              35.70          32.20       0.27
   Fourth quarter             36.85          33.00       0.55

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

     As of March 5, 2003, the Registrant had approximately 1,215 shareholders of record.

ITEM  6    SELECTED FINANCIAL DATA

     The following table sets forth certain financial data as of and for each of the years in the five-year period ended
December 31, 2002.

                                20



                                      2002            2001          2000           1999           1998
                                    --------        --------      --------       --------       --------
                                              (Dollars in thousands, except per share amounts)
Consolidated Statement of
  Income Data:
Interest income                   $   29,104     $   28,736     $   28,454     $   26,030     $   25,096
Interest expense                      10,846         12,481         12,778         10,518         10,529
                                  ----------     ----------     ----------     ----------     ----------
Net interest income                   18,258         16,255         15,676         15,512         14,567
Provision for loan losses                365            372            286            286            305
                                  ----------     ----------     ----------     ----------     ----------
Net interest income after
  provision for loan losses           17,893         15,883         15,390         15,226         14,262
                                  ----------     ----------     ----------     ----------     ----------
Other income                           5,453          5,109          2,615          3,527          3,435
Other expense                         12,213         11,272          9,820          9,339          9,065
                                  ----------     ----------     ----------     ----------     ----------
Income before income taxes            11,133          9,720          8,185          9,414          8,632
Applicable income taxes                2,247          1,978          1,619          2,224          2,164
                                  ----------     ----------     ----------     ----------     ----------
Net Income                        $    8,886     $    7,742     $    6,566     $    7,190     $    6,468
                                  ==========     ==========     ==========     ==========
==========

Consolidated Balance Sheet at
  End of Period:
Total assets                      $  472,206     $  424,810     $  394,913     $  373,742    $   341,601
Loans                                257,845        251,623        244,798        231,815        214,798
Allowance for loan losses             (2,953)        (2,927)        (2,879)        (2,823)        (2,681)
Deposits                             339,848        305,150        278,134        255,573        253,134
Long-term debt -- other               51,778         41,778         31,778         27,278         22,778
Shareholders' equity                  63,142         55,252         50,514         46,085         49,896

Per Share Data:
Net income
Earnings per share - Basic        $     2.93     $     2.53     $     2.10     $     2.30     $     2.08
Earnings per share - Diluted            2.93           2.53           2.10           2.30           2.07
Cash dividends declared                 1.36           1.22           1.10           1.01           0.88
Book value                             20.83          18.18          16.31          14.75          15.97
Number of shares outstanding, at
  end of period                    3,031,329      3,039,590      3,097,293      3,123,372      2,837,167
Average number of shares
  outstanding                      3,033,011      3,065,314      3,119,540      3,121,413      3,114,376
Selected financial ratios:
Return on average shareholders'
  equity                               15.00%         14.38%         13.77%         14.96%         13.06%
Return on average total assets          2.01%          1.95%          1.74%          1.99%          1.94%

Net interest income to average
  interest earning assets               4.45%          4.39%          4.35%          4.63%          4.77%
Dividend payout ratio                  46.40%         48.17%         52.18%         44.20%         42.59%
Average shareholders' equity to
  average total assets                 13.39%         13.54%         12.62%         13.81%         15.04%
Loans to deposits, at end of period    76.65%         83.77%         88.62%         90.39%         84.49%


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
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities.

2002 vs 2001

     Fully taxable equivalent net interest income increased $2,053,000 or 11.44% to $19,997,000 during the year 2002. The net interest income growth was the result of an increase in interest income of $418,000 and a decrease in interest expense of $1,635,000.

     The effective interest differential increased 3 basis points to 4.87% from December 31, 2001 to December 31, 2002. Prime rates and federal funds rates held steady most of the year declining 50 basis points in November. The low rates had a greater impact on the repricing of deposits than they had on loans and investment securities. The Company's assets and liabilities were positioned to benefit from the rate environment. Overall, rates had a positive impact on earnings. Although interest-earning assets suffered a reduction in income due to rates of $2,033,000, interest expense relating to interest-bearing liabilities also declined by $2,326,000. The net effect was an increase in income of $293,000 due to rates.

     Total average interest earning assets increased $39,805,000 during 2002 which contributed $2,451,000 to net interest income.

     Interest income on loans decreased during 2002 by $1,055,000. This was the result of a decrease in interest income of $1,669,000 due to rate offset by an increase in interest income of $614,000 due to volume. Total average loans increased from 2001 to 2002 by $7,021,000 which contributed to the volume increase. Although the volume increased, as loans were paid off and new loans originated, low prime rates caused a reduction in interest income. Bank prime rates remained relatively low in 2002 compared to historical standards and were directly responsible for the decline of interest income of

$1,669,000. This is evident by the decline of the average rate on total loans from 8.92% in 2001 to 8.26% in 2002.

     Investment securities interest income contributed $1,473,000 of additional income in 2002 relative to 2001. Taxable securities income represented the majority of the increase at $1,390,000 while tax-exempt investment securities added $83,000. Together, an increase of investment securities income of $1,837,000 due to volume more than offset a decrease of $364,000 due to rates. Total average securities increased $32,784,000 or 26.53% from 2001 to 2002. This increase explains the substantial increase in income related to volume.

     Total average interest-bearing liabilities increased
$35,898,000 or 12.26% during 2002. The interest expense related to volume increased $691,000 while rates subtracted interest expenses totaling $2,326,000.

     Due to successful marketing strategies and market penetration in the Centre County region, the bank increased total average deposits by $31,166,000. Average savings deposits increased $35,893,000 while average time deposits decreased $9,010,000. Non-interest-bearing demand deposits increased $4,283,000. Deposit rates held steady through most of 2002. Savings deposits had little change in average rate while other time deposits repriced throughout the year into the current low rates. The average rate on other time deposits declined from 5.28% in 2001 to 3.77% in 2002.

     The increase in funding due to deposits added to an increase in average other borrowings of $12,672,000 and offset the reduction of average short-term borrowings of $3,657,000. The bank had less need for overnight borrowings to fund assets with the increase of deposits and other borrowings. The bank acquired two loans totaling $10,000,000 with the Federal Home Loan Bank that are reflected in the increase of other borrowings. The Federal Home Loan Bank borrowings were intended to match investment security purchases that generate long-term interest income with minimal risk.

2001 vs 2000

     Taxable equivalent net interest income increased 5.9% or $992,000, to $17,944,000 from year-end 2000 to year-end 2001.
The increase in net interest income is due to a $695,000 increase in interest income and a reduction of $297,000 in interest expense. Tax-exempt investment securities contributed the most to interest income adding $1,374,000 in income of which $1,298,000 was due to volume and $76,000 due to rate. Taxable investment securities partially offset the gain in interest income declining $998,000. Again, the decrease was mainly due to the reduction in volume that amounted to $752,000. Rates caused a reduction of $246,000 of income on taxable investment securities. The average balance of state and political subdivisions increased $16,471,000 while the average balances of U.S. Treasury and federal agencies and other securities declined $10,883,000 and $2,006,000, respectively. The shift to tax-exempt securities was to take advantage of their higher after-tax yields. The average rate of state and political subdivisions was 7.88% as opposed to 6.41% on U.S. Treasury and federal agency securities and 3.89% on other securities.

     Loan interest income contributed $319,000 to total interest income. The increase was caused by the net effect of a $622,000 increase due to volume and a $303,000 decrease due to rates.
The average balance of total loans increased $6,938,000 to $246,907,000 during 2001. Prime rate reductions resulting from Federal Open Markets Committees' monetary policy initiatives during 2001 affected income collected on loans negatively.

     Total expense on interest-bearing liabilities declined $297,000 in 2001 due to the net effect of a $963,000 decrease in expense on short-term borrowings, an increase of $438,000 on other time deposits and interest expense increases on savings deposits and other borrowings of $54,000 and $174,000, respectively. Interest expense related to volume increased $831,000 while rates contributed a net decrease of $1,128,000. Total average interest bearing liabilities increased $9,236,000 to $292,923,000 in 2001. Average other time deposits contributed the most to the total, increasing $14,396,000. The interest expense due to the volume on other time deposits increased $770,000. Average balances of savings, and other borrowings added $2,063,000 and $4,468,000 respectively.
Savings and other borrowings also added $43,000 and $258,000 in interest expense related to volume. The average balances on short-term borrowings decreased $11,691,000, resulting in an expense reduction due to volume of $240,000. The bank successfully attracted time deposits resulting in the substantial increase in average other time deposits. This caused less need for short-term borrowings, which consists of overnight Federal Home Loan Bank borrowings. Short-term borrowings experienced a decline in its average balance in 2001.

Although interest expense on short-term deposits declined, interest expense on other time deposits more than offset the reduction. Overall, interest rates declined considerably in 2001. This resulted in a reduction in interest expense related to rates in every category except savings deposits. Interest rates on savings deposits change only minimally year-to-year. This explains the $11,000 increase in expense related to rates, even with other deposit rates declining considerably. Interest expense related to rates on short-term borrowings decreased the most of the four categories. Short-term borrowings consisting of overnight Federal Home Loan Bank advances, naturally, are affected much more by the federal funds target rate set by the Federal Open Markets Committee. Interest on other time deposits, other borrowings and short term borrowings due to rate decreased $332,000, $84,000 and $723,000, respectively.

     The effective interest differential increased 13 basis points during 2001. The increase was due to the net effect of a five basis point interest rate decrease in total average earning assets and an 18 basis point rate decrease in total average interest bearing liabilities. The shape of the economy in 2001 was such that the Federal Open Markets Committee (FOMC) felt the need to reduce its federal funds target rate 475 basis points. Rates on both deposits and loans have fallen in response to the FOMC's policy objective. Rates have affected liabilities positively. This has allowed earning assets to increase $10,520,000 to $370,481,000 while interest expense decreased, resulting in an interest expense/earning assets ratio of 18 points less than 2000.

               AVERAGE BALANCES AND INTEREST RATES
                          (IN THOUSANDS)

     The following tables set forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

                                26



                                                              2002
                                                  ---------------------------
                                                   AVERAGE  INTEREST AVERAGE
                                                   BALANCE              RATE
                                                  --------  --------  ------
ASSETS:
  Interest-earning assets:
    Securities:
      U.S. Treasury and federal agency.........   $ 54,690    $ 2,923   5.34%
      State and political subdivisions(4)......     77,216      6,034   7.81%
      Other....................................     24,452        912   3.73%
                                                  --------    -------
        Total securities.......................    156,358      9,869   6.31%
                                                  --------    -------
LOANS:
  Tax-exempt loans(4)..........................      2,309        185   8.01%
  All other loans, net of discount where
    applicable.................................    251,619     20,789   8.26%
                                                  --------    -------
        Total loans(1),(3).....................    253,928     20,974   8.26%
                                                  --------    -------
        Total interest-earning assets..........    410,286    $30,843   7.52%
                                                              =======
  Other assets.................................     31,977
                                                  --------
          TOTAL ASSETS.........................   $442,263
                                                  ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits:
      Savings..................................   $129,244    $ 2,701   2.09%
      Other time...............................    136,813      5,156   3.77%
                                                  --------    -------
        Total interest-bearing deposits........    266,057      7,857   2.95%

  Short-term borrowings........................     16,465        501   3.04%
  Other borrowings.............................     46,299      2,488   5.37%
                                                  --------    -------
        Total interest-bearing liabilities.....    328,821    $10,846   3.30%
                                                              =======
  Demand deposits..............................     50,877
  Other liabilities............................      3,334
  Shareholders' equity.........................     59,231
                                                  --------
          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY...............    $442,263
                                                   ========
    Interest rate margin.......................                         4.22%
                                                                        -----
    Effective interest differential............               $19,997   4.87%
                                                              =======   =====

                                27

                                                              2001
                                                  ---------------------------
                                                   AVERAGE  INTEREST AVERAGE
                                                   BALANCE              RATE
                                                  --------  --------  ------
ASSETS:
  Interest-earning assets:
    Securities:
      U.S. Treasury and federal agency.........   $ 22,877    $ 1,466   6.41%
      State and political subdivisions(4)......     75,556      5,951   7.88%
      Other....................................     25,141        979   3.89%
                                                  --------    -------
        Total securities.......................    123,574      8,396   6.79%
                                                  --------    -------
LOANS:
  Tax-exempt loans(4)..........................      3,935        322   8.18%
  All other loans, net of discount where
    applicable.................................    242,972     21,707   8.93%
                                                  --------    -------
        Total loans(1),(3).....................    246,907     22,029   8.92%
                                                  --------    -------
        Total interest-earning assets..........    370,481    $30,425   8.21%
                                                              =======
  Other assets.................................     27,081
                                                  --------
          TOTAL ASSETS.........................   $397,562
                                                  ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits:
      Savings..................................   $ 93,351    $ 1,961   2.10%
      Other time...............................    145,823      7,696   5.28%
                                                  --------    -------
        Total interest-bearing deposits........    239,174      9,657   4.04%

  Short-term borrowings........................     20,122        903   4.49%
  Other borrowings.............................     33,627      1,921   5.71%
                                                  --------    -------
        Total interest-bearing liabilities.....    292,923    $12,481   4.26%
                                                              =======
  Demand deposits..............................     46,594
  Other liabilities............................      4,214
  Shareholders' equity.........................     53,831
                                                  --------
          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY...............   $397,562
                                                  ========
    Interest rate margin.......................                         3.95%
                                                                        -----
    Effective interest differential............               $17,944   4.84%
                                                              =======   =====

                                28



                                                              2000
                                                  ---------------------------
                                                   AVERAGE  INTEREST AVERAGE
                                                   BALANCE             RATE
                                                  --------  --------  ------
ASSETS:
  Interest-earning assets:
    Securities:
      U.S. Treasury and federal agency.........   $ 33,760    $ 2,361   6.99%
      State and political subdivisions(4)......     59,085      4,577   7.75%
      Other....................................     27,147      1,082   3.99%
                                                  --------    -------
        Total securities.......................    119,992      8,020   6.68%
                                                  --------    -------
LOANS:
  Tax-exempt loans(4)..........................      5,164        412   7.98%
  All other loans, net of discount where
    applicable.................................    234,805     21,298   9.07%
                                                  --------    -------
        Total loans(1),(3).....................    239,969     21,710   9.05%
                                                  --------    -------
        Total interest-earning assets..........    359,961    $29,730   8.26%
                                                              =======
  Other assets.................................     18,027
                                                  --------
          TOTAL ASSETS.........................   $377,988
                                                  ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Deposits:
      Savings..................................   $ 91,288    $ 1,907   2.09%
      Other time...............................    131,427      7,258   5.52%
                                                  --------    -------
        Total interest-bearing deposits........    222,715      9,165   4.12%

  Short-term borrowings........................     31,813      1,866   5.87%
  Other borrowings.............................     29,159      1,747   5.99%
                                                  --------    -------
        Total interest-bearing liabilities.....    283,687    $12,778   4.50%
                                                              =======
  Demand deposits..............................     42,765
  Other liabilities............................      3,837
  Shareholders' equity.........................     47,699
                                                  --------
          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY...............   $377,988
                                                  ========
    Interest rate margin.......................                         3.75%
                                                                        -----
    Effective interest differential............               $16,952   4.71%
                                                              =======   =====

1. Fees on loans are included with interest on loans. Loan fees are included in interest income as follows: 2002, $803,000, 2001, $668,000, 2000, $411,000.

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

                                                        Year Ended December 31
                                     ------------------------------------------------------------
                                             2002 vs 2001                    2001 vs 2000
                                          Increase (Decrease)             Increase (Decrease)
                                                Due to                          Due to
                                     -----------------------------                  -------------
                                     Volume      Rate       Net      Volume      Rate       Net
                                     -------   --------   --------   -------   --------   -------
Interest income:
Taxable investment securities        $1,707    $  (317)   $ 1,390    $ (752)   $  (246)   $ (998)
Tax-exempt investment securities        130        (47)        83     1,298         76     1,374
Loans                                   614     (1,669)    (1,055)      622       (303)      319
                                     ------    -------    -------    ------    -------    ------
  Total interest-earning assets      $2,451    $(2,033)   $   418    $1,168    $  (473)   $  695
                                     ======    =======    =======    ======    =======    ======
Interest expenses:
Savings deposits                     $  750    $   (10)   $   740    $   43    $    11    $   54
Other time deposits                    (514)    (2,026)    (2,540)      770       (332)      438
Short-term borrowings                  (232)      (170)      (402)     (240)      (723)     (963)
Other borrowings                        687       (120)       567       258        (84)      174
                                     ------    -------    -------    ------    -------    -------
  Total interest-bearing
    liabilities                      $  691    $(2,326)   $(1,635)   $  831    $(1,128)   $ (297)
                                     ======    =======    =======    ======    =======    =======
Change in net interest income        $1,760    $   293    $ 2,053    $  337    $   655    $  992
                                     ======    =======    =======    ======    =======    =======

PROVISION FOR LOAN LOSSES

2002 vs 2001

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

     Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses was adequate at December 31, 2002, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy, employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank's loan loss allowance. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgement of information available to them at the time of their examination.

     The allowance for loan losses increased 0.9% or $26,000 from fiscal 2001 after net charge-offs of $339,000 contributing to a year-end allowance for loan losses of $2,953,000 or 1.1% of total loans. This percentage is consistent with the guidelines of regulators and peer banks. Management's conclusion is that the provision for loan loss is adequate.

2001 vs 2000

     The allowance for loan losses increased 1.7% or $48,000 from fiscal 2000 after net charge-offs of $324,000 contributing to a year-end allowance for loan losses of $2,927,000 or 1.2% of total loans.

                                                          YEAR ENDED DECEMBER 31,
                                                ------------------------------------------
                                                               (IN THOUSANDS)
                                                 2002     2001     2000     1999     1998
                                                ------   ------   ------   ------   ------
Balance at beginning of period...............   $2,927   $2,879   $2,823   $2,681   $2,579
                                                ------   ------   ------   ------   ------
  Charge-offs:
    Domestic:
      Real estate............................      262      154      165       50      -
      Commercial and industrial..............       80      122       38       28       91
      Installment loans to individuals.......       60       82       66       98      180
                                                ------   ------   ------   ------   ------
        Total charge-offs....................      402      358      269      176      271
                                                ------   ------   ------   ------   ------
  Recoveries:
      Real estate............................       25        9        8        4       -
      Commercial and industrial..............       21        8       20       11       29
      Installment loans to individuals.......       17       17       11       17       39
                                                ------   ------   ------   ------   ------
        Total recoveries.....................       63       34       39       32       68
                                                ------   ------   ------   ------   ------
  Net charge-offs............................      339      324      230      144      203
                                                ------   ------   ------   ------   ------
  Additions charged to operations............      365      372      286      286      305
                                                ------   ------   ------   ------   ------
  Balance at end of period...................   $2,953   $2,927   $2,879   $2,823   $2,681
                                                ======   ======   ======   ======   ======
  Ratio of net charge-offs during the
    period to average loans
    outstanding during the period............     0.13%    0.13%    0.10%    0.06%    0.09%

OTHER INCOME

2002 vs 2001

     Total other income for 2002 was $5,453,000, an increase of $344,000 from the prior year. Excluding security gains of $233,000 in 2002 and $1,033,000 in 2001, other income increased $1,144,000. Service charges increased 17.12% or $268,000 to $1,833,000 in 2002. The rate charged for overdraft fees was increased in 2002 which resulted in $229,000 additional service charge income.

     Other operating income increased $876,000 from 2001 to 2002. Commission income growth from the sale of financial products sold by the Bank's subsidiary, The M Group, account for $401,000 of the total increase of other operating income. Income on cash surrender value adjustments on bank owned life insurance increased $242,000. The year 2002 was the first full year the life insurance policies were in effect, resulting in a greater adjustment. Life insurance proceeds also added

$102,000. The remaining contributors were credit card merchant machine processing fees, debit card fees and ATM surcharge revenue.

2001 vs 2000

     Total other income for the year ended December 31, 2001 of $5,109,000 grew from $2,615,000 in 2000, an increase of
$2,494,000 or 95.37%.  Most of the $2,494,000 increase of other operating income is due to the growth of $1,313,000 commission income recognized from the sale of various financial products,
sold by the Bank's subsidiary, The M Group.   The substantial
increase in commission is due to comparing an entire year's commission in 2001 and a partial year for the newly acquired subsidiary in 2000. The Company realized security gains of $1,033,000 versus $269,000 in 2001, an increase of $764,000.
The majority of the gains taken were due to the liquidation of equity securities that had reached, in management's opinion, their peak performance. Service charges increased $208,000, or 15.3%, which is mostly attributable to an increase on deposits and in fees collected on deposit accounts.

OTHER EXPENSES

2002 vs 2001

     Total other expenses increased $941,000 or 8.35% from the year ended December 31, 2001 to December 31, 2002. Salaries and employee benefits increased $1,152,000, the most substantial of the other expenses category. Employee salaries and benefits increased more than $500,000 as a result of increased salaries that correspond with the growth in sales of financial products offered by The M Group and the cost of staff at the new State College Wal-Mart Branch. The Bank's pension expense increased $320,000 in 2002. The remaining expenses were due to normal wage increases. The new branch also caused the majority of the $44,000 increase to occupancy expense. The Bank has substantially upgraded its computer networking capabilities which has resulted in most of the $98,000 increase to furniture and equipment expense. Other operating expenses decreased $353,000. The elimination of goodwill amortization as per the adoption of FAS No. 142 represents $221,000 of the decrease in expenses. Bookkeeping expenses increased due to securities transactions and maintenance. The other miscellaneous operating expenses decrease was additionally offset by a $55,000 expense as a result of a check kiting incident.

2001 vs 2000

     Other expenses at year-end December 31, 2001 increased $1,452,000 or 14.79%. The majority of the other operating expense increase of $870,000 is due to a full year of expenses of the Bank's subsidiary, The M Group, an entry fee of $53,000 for The NASDAQ National Market, audit and consulting fees in excess of $50,000, additional advertising expenses and other miscellaneous operating expenses. The salaries and employee benefits expense increase of $656,000 or 12.77% is attributable to the normal wage increases and the additional salaries expense of the Bank's subsidiary for a full year. Occupancy expense increased $42,000 or 5.64%. Most of the expense was also produced by a full year of The M Group's occupancy expenses. Furniture and equipment expenses were $19,000 less in 2001 than in 2000.

INCOME TAXES

2002 vs 2001

     The provision for income taxes for the year ended
December 31, 2002 resulted in an effective income tax rate of 20.2% compared to 20.3% for 2001.

2001 vs 2000

     The provision for income taxes for the year ended
December 31, 2001 resulted in an effective income tax rate of 20.3% compared to 19.8% for 2000.

FINANCIAL CONDITION

INVESTMENTS

2002

     The investment portfolio increased $44,330,000 or 33.3% in 2002. Deposits grew faster than loan demand with the excess funding the purchase of additional investment securities. Most of the increase is attributable to an increase of $62,906,000 in U.S. Government agencies category, $975,000 in other bonds, notes and debentures and $170,000 in U.S. Treasury securities category. State and Political subdivisions category decreased $12,575,000 and a $7,146,000 decrease was also found in the equity securities category. The investment portfolio at year-

end 2002 comprised of 50.2% U.S. Government agency and Treasury securities, 40.2% state and political subdivisions, 8.4% equity securities, and 1.2% other bonds, notes and debentures. Held to maturity securities had a carrying value of $1,181,000. Available for sale securities occupied 99% of the total portfolio and had an amortized cost of $168,641,000 with an estimated market value of $176,436,000. The unrealized gain of $7,795,000 effected shareholders' equity by $5,145,000, net of deferred taxes.

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

     The carrying amounts of investment securities at the dates indicated are summarized as follows (in thousands):

                                                        DECEMBER 31,
                                               ------------------------------
                                                 2002       2001       2000
                                               --------   --------   --------
U.S. Treasury securities:
  Available for Sale                           $  4,296   $  4,126   $  3,046
U.S. Government agencies:
  Held to Maturity                                   94        196        206
  Available for Sale                             84,702     21,694     23,820
State and political subdivisions:
  Held to Maturity                                  796        796      2,712
  Available for Sale                             70,681     83,256     65,749
Other bonds, notes and debentures:
  Held to Maturity                                  291        310        310
  Available for Sale                              1,810        816      1,127
                                               --------   --------   --------
    Total bonds, notes and debentures           162,670    111,194     96,970
Corporate stock - Available for Sale             14,947     22,093     19,302
                                               --------   --------   --------
      Total                                    $177,617   $133,287   $116,272
                                               ========   ========   ========

     The following table shows the maturities and repricing of investment securities at December 31, 2002 and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of such securities (in thousands):

                                              WITHIN    AFTER ONE    AFTER FIVE     AFTER
                                                ONE     BUT WITHIN   BUT WITHIN      TEN
                                               YEAR     FIVE YEARS   TEN YEARS      YEARS
                                              -------   ----------   ----------   --------
U.S. Treasury securities:
  AFS Amount                                  $1,019     $ 3,277      $   -       $    -
  Yield                                         6.36%       4.04%         -            -
U.S. Government agencies:
  HTM Amount                                     -            -           -             94
  Yield                                          -            -           -           8.84%
  AFS Amount                                   1,067       7,257       27,566       48,812
  Yield                                         4.96%       4.34%        5.08%        5.75%
State and political subdivisions:
  HTM Amount                                     250         -            -            546
  Yield                                         4.55%        -            -           5.20%
  AFS Amount                                     -           120          -         70,561
  Yield                                          -          9.63%         -           5.18%
Other bonds, notes and debentures:
  HTM Amount                                      50         100          141          -
  Yield                                         5.75%       7.15%        6.85%         -
  AFS Amount                                     -           -            -          1,810
  Yield                                          -           -            -           6.11%
                                              ------     --------     -------     --------
  Total Amount                                $2,386     $10,754      $27,707     $121,823
                                              ======     =======      =======     ========
    Total Yield                                 5.53%       4.34%        5.10%        5.43%

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

LOAN PORTFOLIO

2002

     Gross loans for the year ended December 31, 2002, were $257,845,000 or $6,222,000 (2.47%) more than the prior year.
Real estate mortgages increased $8,128,000 as a whole with residential and commercial real estate loans increasing $49,000 and $8,800,000, respectively. Construction real estate mortgages decreased $721,000. Commercial and agricultural loans increased $1,079,000, while installment loans to individuals decreased $2,985,000.

                                38

2001

     At December 31, 2001 gross loans totaled $251,623,000, an increase of $6,825,000 or 2.8% over year-end 2000. While commercial, agricultural, construction real estate mortgages and installment loans to individuals decreased from 2000, loans secured by residential and commercial real estate grew by $14,964,000 or 7.8%. Residential real estate mortgages increased $8,823,000 or (6.7%). Commercial real estate mortgages grew by 10.1% or $6,141,000. Commercial and agricultural loans decreased $3,842,000 or (14.5%). Construction real estate mortgages declined $671,000 or 14.1% and installment loans to individuals decreased 16.8% or $3,626,000.

     The amount of loans outstanding at the indicated dates are shown in the following table according to type of loan (in thousands):

                                                           December 31,
                                       ----------------------------------------------------
                                         2002       2001       2000       1999       1998
                                       --------   --------   --------   --------   --------
Domestic:
  Commercial and agricultural          $ 23,708   $ 22,629   $ 26,471   $ 31,735   $ 32,920
  Real estate mortgage:
    Residential                         140,272    140,223    131,400    121,384    109,937
    Commercial                           75,563     66,763     60,622     51,445     43,562
    Construction                          3,356      4,077      4,748      3,732      3,874
  Installment loans to individuals       14,946     17,931     21,557     23,519     24,505
                                       --------   --------   --------   --------   --------
  Gross loans                          $257,845   $251,623   $244,798   $231,815   $214,798
                                       ========   ========   ========   ========   ========

     The amount of domestic loans at December 31, 2002 are presented below by category and maturity (in thousands):

                                                         COMMERCIAL   INSTALLMENT
                                                             AND        LOANS TO
                                           REAL ESTATE      OTHER     INDIVIDUALS    TOTAL
                                           -----------   ----------   -----------   -------
Loans with floating interest rates:
1 year or less                               $  6,020      $ 7,424      $ 1,298     $14,742
1 through 5 years                               6,309        2,294           25       8,628
5 through 10 years                             15,692        1,227           17      16,936
After 10 years                                 74,771        2,193            2      76,966
                                             --------      -------      -------    --------
  Sub Total                                   102,792       13,138        1,342     117,272
                                             --------      -------      -------    --------
Loans with predetermined interest rates:
1 year or less                                  4,094        1,309        1,601       7,004
1 through 5 years                              21,122        6,678       10,323      38,123
5 through 10 years                             30,589        1,788          942      33,319
After 10 years                                 60,594          795          738      62,127
                                             --------      -------      -------    --------
  Sub Total                                   116,399       10,570       13,604     140,573
                                             --------      -------      -------    --------
    Total                                    $219,191      $23,708      $14,946    $257,845
                                             ========      -------      =======    ========

(1) The loan maturity information is based upon original loan terms and is not adjusted for "rollovers." In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

(2) Scheduled repayments are reported in maturity categories in which the payment is due.

     The Bank does not make loans that provide for negative amortization nor do any loans contain conversion features. The
Bank does not have any foreign loans outstanding at December 31, 2002.

ALLOWANCE FOR LOAN LOSSES

2002

     The allowance for loan losses represents the amount that management estimates is adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses, which is charged to operations. The provision is based on management's quarterly evaluation of the adequacy of the allowance for loan losses, taking into account the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. Underwriting continues to emphasize the need for security and adequate collateral margins. The total allowance for loan losses is a combination of a specific allowance for identified problem loans, a homogeneous pool allowance, and off balance sheet risk allowance.

     At December 31, 2002, the allowance for loan losses as a percent of gross loans declined from December 31, 2001 to 1.1%. Gross loans increased by $6,222,000 from $251,623,000 at December 31, 2001 to $257,845,000 at December 31, 2002.

     Nonaccruing loans increased $590,000 to $871,000 from year-end 2001. Overall nonperforming loans increased $1,477,000 to $2,096,000 from fiscal 2001.

     Based on management's loan-by-loan review, the past performance of the borrowers and current economic conditions, including recent business closures and bankruptcy levels, management does not anticipate any current losses related to nonaccrual, nonperforming, or classified loans above that have already been considered in its overall judgment of the adequacy of the reserve.

2001

     At December 31, 2001, the allowance for loan losses as a percent of gross loans remained unchanged from December 31, 2000, at 1.2%. Gross loans increased by $6,825,000 from $244,798,000 at December 31, 2000 to $251,623,000 at
December 31, 2001.

     Nonaccruing loans decreased $496,000 (63.8%) to $281,000 from year-end 2000. Overall nonperforming loans decreased
$185,000 (23.0%) to $619,000 from fiscal 2000.

     Based on management's loan-by-loan review, the past performance of the borrowers and current economic conditions, including recent plant closures and bankruptcy levels, management does not anticipate any current losses related to nonaccrual, nonperforming, or classified loans above that have already been considered in its overall judgment of the adequacy of the reserve.

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

                      TOTAL NONPERFORMING LOANS
                            (IN THOUSANDS)
                      --------------------------
                                        90 DAYS
                      NONACCRUAL        PAST DUE
                      ----------        --------
          2002           $871            $1,225
          2001           $281            $  338
          2000           $777            $   27
          1999           $284            $  241
          1998           $646            $   60

     If interest had been recorded at the original rate on those loans, such income would have approximated $24,000, $28,000, and $86,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Interest income on such loans, which is recorded as received, amounted to approximately $17,000, $19,000 and $45,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The level of nonaccruing loans continues to fluctuate annually and is attributed to the various economic factors experienced both regionally and nationally. Overall the portfolio is well secured with a majority of the balance making regular payments or scheduled to be satisfied in the near future. Presently there are no significant amounts of loans where serious doubts exist as to the ability of the borrower to comply with the current loan payment terms which are not included in the nonperforming categories as indicated above.

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

           ALLOCATION IN THE ALLOWANCE FOR LOAN LOSSES
                          (IN THOUSANDS)

                                                      PERCENT OF
                                                       LOANS IN
                                                         EACH
                                                     CATEGORY TO
                                            AMOUNT   TOTAL LOANS
                                            ------   -----------
DECEMBER 31, 2002:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural               $  471        9.2%
  Real estate mortgage:
    Residential                              1,162       54.4%
    Commercial                               1,082       29.3%
    Construction                                66        1.3%
  Installment loans to individuals             172        5.8%
                                            ------      -----
     Total                                  $2,953      100.0%
                                            ======      =====

DECEMBER 31, 2001:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural               $  414        9.0%
  Real estate mortgage:
    Residential                              1,379       55.8%
    Commercial                                 763       26.5%
    Construction                                74        1.6%
  Installment loans to individuals             271        7.1%
  Unallocated general allowance                 26         -
                                            ------       -----
     Total                                  $2,927      100.0%
                                            ======      =====

DECEMBER 31, 2000:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural               $  541       10.8%
  Real estate mortgage:
    Residential                              1,211       53.7%
    Commercial                                 723       24.8%
    Construction                                71        1.9%
  Installment loans to individuals             306        8.8%
  Unallocated general allowance                 27         -
                                            ------      -----
     Total                                  $2,879      100.0%
                                            ======      =====

DECEMBER 31, 1999:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural               $  531      13.7%
  Real estate mortgage:
    Residential                              1,186      52.4%
    Commercial                                 710      22.2%
    Construction                                70       1.6%
  Installment loans to individuals             300      10.1%
  Unallocated general allowance                 26        -
                                            ------      -----
     Total                                  $2,823     100.0%
                                            ======      =====

DECEMBER 31, 1998:
Balance at end of period applicable to:
Domestic:
  Commercial and agricultural               $  505      15.3%
  Real estate mortgage:
    Residential                              1,126      51.2%
    Commercial                                 673      20.3%
    Construction                                67       1.8%
  Installment loans to individuals             284      11.4%
  Unallocated general allowance                 26        -
                                            ------      -----
     Total                                  $2,681     100.0%
                                            ======      =====

DEPOSITS

2002

     Total average deposits were $316,934,000 for 2002, an increase of $31,166,000 or 10.9%. Unlike the previous year, the majority of the increase was in the demand deposit category. Total demand deposits increased $29,903,000. Noninterest-bearing demand deposits increased $4,283,000 and interest-bearing demand deposits increased $25,620,000. Savings deposits increased $10,273,000 while time deposits decreased $9,010,000. The Bank continues to penetrate into the Centre County market with the opening of a new branch office inside the State College Wal-Mart on North Atherton Street. Historically low rate levels have influenced investors away from longer term commitments which has resulted in a decrease in time deposits and a significant increase in more liquid accounts such as demand deposits and savings. The shift from time deposits to demand and savings deposits have also had a positive impact on earnings. More details pertaining to the changes in interest expense are stated in the Net Interest Income discussion.

2001

     Total average deposits increased $20,288,000 during 2001. The most significant growth occurred in time deposits. Time deposits increased $14,396,000. Demand and savings deposits increased $4,519,000 and $1,373,000, respectively. Time deposits increased 11.0% from 2000 mostly due to successful marketing strategies and penetration into the Centre County market. In addition to growth, the downward rate environment in 2001 caused the average rate paid on time deposits to decline.

Noninterest-bearing deposits increased 9.0% to $46,594,000.
Interest-bearing demand deposits also increased minimally to $46,154,000 (1.5%).

     Time deposits of $100,000 or more totaled approximately $29,126,000 on December 31, 2002 and $32,646,000 on December 31,
2001. Interest expense related to such deposits was approximately $1,098,000, $1,913,000 and $1,571,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Maturities on time deposits of $100,000 or more are as follows:

                                              2002
                                            -------
          Three months or less              $ 6,770
          Three months to six months          7,436
          Six months to twelve                6,093
          Over twelve months                  8,827
                                            -------
            Total                           $29,126
                                            =======

     Time deposits at December 31, 2002 mature as follows: 2003
- $85,397,000; 2004 - $20,365,000; 2005 - $15,168,000; 2006 -
$10,627,000; 2007 - $1,169,000; thereafter - $1,054,000.

     The average amount and the average rate paid on deposits are summarized below (in thousands):

                                           2002               2001               2000
                                     ----------------   ----------------   ----------------
                                          AVERAGE            AVERAGE            AVERAGE
                                     ----------------   ----------------   ----------------
                                      AMOUNT     RATE    AMOUNT     RATE    AMOUNT     RATE
                                     --------   -----   --------   -----   --------   -----
<s>                                   <c>       <c>     <c>        <c>     <c>        <c>%
DEPOSITS IN DOMESTIC BANK OFFICES:
  Demand deposits:
    Noninterest-bearing              $ 50,877   0.00%   $ 46,594   0.00%   $ 42,765   0.00%
    Interest-bearing                   71,774   2.13%     46,154   2.17%     45,464   2.17%
  Savings deposits                     57,470   2.04%     47,197   2.03%     45,824   2.00%
  Time deposits                       136,813   3.77%    145,823   5.28%    131,427   5.52%
                                     --------   ----------------           --------
      Total average deposits . .     $316,934           $285,768           $265,480
                                     ========           ========           ========

SHAREHOLDERS' EQUITY

2002

     Shareholders' equity is evaluated in relation to total assets and the risks associated with those assets. A company is more likely to meet its cash obligations and absorb unforeseen losses when the capital resources are greater. Total shareholders' equity at December 31, 2002 was $63,142,000, increasing $7,890,000 from the balance at December 31, 2001 of $55,252,000. Net income and the exercising of stock options contributed $8,886,000 and $113,000, respectively, to shareholders' equity. The unrealized appreciation on securities also added $3,416,000 to total equity. Reductions to shareholders' equity included $4,124,000 that was paid out in dividends and $401,000 for the purchase of treasury stock.

2001

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

     Bank regulators have risk based capital guidelines. Under these guidelines, banks are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2002, the Company's required ratios were well above the minimum ratios as follows:

                                              2002
                                            Minimum
                                 Company   Standards
                                 -------   ---------
          Tier 1 capital ratio    20.7%       4.0%
          Total capital ratio     22.2%       8.0%

     For a more comprehensive discussion of these requirements, see "Regulations and Supervision" on the Form 10-K. Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

     The ratio of net income to average total assets and average shareholders' equity and certain ratios are presented as follows:

                                         2002     2001     2000
                                        ------   ------   ------
Percentage of net income to:
  Average total assets                   2.01%    1.95%    1.74%
  Average shareholders' equity          15.00%   14.38%   13.77%
Percentage of dividends declared per
  common share                          46.40%   48.17%   52.18%
Percentage of average shareholders'
  equity to average total assets        13.39%   13.54%   12.62%

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

     Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential as well as the current cost of borrowing funds. The Company has a current borrowing capacity at the Federal Home Loan Bank of $153,147,000. In addition to this credit arrangement the Company has additional lines of credit with correspondent banks of $10,500,000. The Company's management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. Federal Home Loan Bank advances totaled $53,618,000 as of December 31, 2002.

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

INTEREST RATE SENSITIVITY

     The following table sets forth the Company's interest rate sensitivity as of December 31, 2002:

                                                          AFTER ONE    AFTER TWO     AFTER
                                               WITHIN    BUT WITHIN   BUT WITHIN     FIVE
                                              ONE YEAR    TWO YEARS   FIVE YEARS     YEARS
                                             ---------   ----------   ----------   --------
Earning assets:
  Investment securities(1)                   $ 15,080     $ 32,929     $ 52,097    $ 69,839
  Loans(2)                                     81,782       37,257      106,062      35,395
                                             --------     --------     --------    --------
Total earning assets                           96,862       70,186      158,159     105,234

Interest-bearing liabilities:
  Deposits(3)                                 103,031       41,584       86,529      41,645
  Borrowings                                   43,554       15,000        5,000       1,787
                                             --------     --------     --------    --------
Total interest-bearing liabilities            146,585       56,584       91,529      43,432

Net noninterest-bearing funding(4)              9,231        9,231       27,693      46,156
                                             --------     --------     --------    --------
Total net funding sources                    $155,816     $ 65,815     $119,222     $89,588
Excess assets (liabilities)                   (58,954)       4,371       38,937      15,646
Cumulative excess assets (liabilities)        (58,954)     (54,583)     (15,646)        -

(1) Investment balances reflect estimated prepayments on mortgage-backed securities.

(2) Loan balances include annual repayment assumptions based on projected cash flow from the loan portfolio. The cash flow projections are based on the terms of the credit facilities and estimated prepayments on fixed rate mortgage loans. Loans include loans held for sale.

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

     In this analysis the Company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner.
Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities. The following is a rate shock analysis for the period indicated:

                               December 31, 2002
                                 Net Interest
                           Income Change (After Tax)
             Rates              (In thousands)
             -----         -------------------------
             -200                    $(350)
             -100                    $(226)
             +100                    $ 140
             +200                    $   6

     The model utilized to create the report presented above makes various estimates at each level of interest rate change regarding cash flow from principal repayment on loans and mortgage-backed securities and or call activity on investment securities. Actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change. In addition, the limits stated above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change. Generally, management believes the Company is well positioned to respond expeditiously when the market interest rate outlook changes.

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

     Other comprehensive income for the years ended December 31, 2002, 2001 and 2000 were $3,416,000, $2,539,000 and $2,117,000, respectively.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

     This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: general economic conditions and changes in interest rates including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; the effect of changes in accounting policies and practices, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; changes in the Company's organization, compensation and benefit plans; and similar items.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
          RISK

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

                  REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Penns Woods Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries, as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ S.R. Snodgrass, A.C.
----------------------------------

Wexford, PA
February 14, 2003

                    PENNS WOODS BANCORP, INC.
                   CONSOLIDATED BALANCE SHEET

                                               December 31,
                                           ---------------------
                                             2002        2001
                                           ---------   ---------
                                              (in thousands)
ASSETS:
Cash and due from banks                    $ 11,731    $ 14,844
Securities available for sale               176,436     131,985
Securities held to maturity (fair value
  of $1,289 and $1,312)                       1,181       1,302
Loans held for sale                           2,651       3,993
Loans, net of unearned discount of $769     257,845     251,623
Less: Allowance for loan losses               2,953       2,927
                                           --------    --------
    Loans, net                              254,892     248,696
Bank premises and equipment, net              4,856       4,478
Accrued interest receivable                   2,460       2,685
Bank-owned life insurance                     8,537       8,126
Goodwill                                      3,032       3,032
Other assets                                  6,430       5,669
                                           --------    --------
TOTAL                                      $472,206    $424,810
                                           ========    ========
LIABILITIES:
Interest-bearing deposits                  $272,787    $249,873
Noninterest-bearing deposits                 67,061      55,277
                                           --------    --------
    TOTAL DEPOSITS                          339,848     305,150

Short-term borrowings                        13,563      19,105
Other borrowings                             51,778      41,778
Accrued interest payable                      1,092       1,190
Other liabilities                             2,783       2,335
                                           --------    --------
      TOTAL LIABILITIES                     409,064     369,558
                                           --------    --------

SHAREHOLDERS' EQUITY:
Common stock, par value $10; 10,000,000
  shares authorized 3,136,832 and
  3,131,644 shares issued                    31,368      31,316
Additional paid-in capital                   18,291      18,230
Retained earnings                            11,749       6,987
Accumulated other comprehensive income        5,145       1,729
Treasury stock, at cost (105,503 and
  92,054 shares)                             (3,411)     (3,010)
                                           --------    --------
    TOTAL SHAREHOLDERS' EQUITY               63,142      55,252
                                           --------    --------
TOTAL                                      $472,206    $424,810
                                           ========    ========

See Accompanying Notes to the Consolidated Financial Statements.

                    PENNS WOODS BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME

                                                    Year Ended December 31,
                                                  ---------------------------
                                                    2002      2001      2000
                                                  -------   -------   -------
                                                         (in thousands,
                                                     except per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans                        $20,911   $21,919   $21,570
Interest and dividends on investments:
  Taxable interest                                  4,314     3,112     3,954
  Tax-exempt interest                               3,252     3,066     2,205
Other dividend income                                 627       639       725
                                                  -------   -------   -------
    TOTAL INTEREST AND DIVIDEND INCOME             29,104    28,736    28,454
                                                  -------   -------   -------
INTEREST EXPENSE:
Interest on deposits                                7,857     9,657     9,165
Interest on short-term borrowings                     501       903     1,866
Interest on other borrowings                        2,488     1,921     1,747
                                                  -------   -------   -------
    TOTAL INTEREST EXPENSE                         10,846    12,481    12,778
                                                  -------   -------   -------
NET INTEREST INCOME                                18,258    16,255    15,676

PROVISION FOR LOAN LOSSES                             365       372       286
                                                  -------   -------   -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                  17,893    15,883    15,390
                                                  -------   -------   -------
OTHER INCOME:
Service charges                                     1,833     1,565     1,357
Securities gains, net                                 233     1,033       269
Earnings on bank-owned life insurance                 416       174        97
Insurance commissions                               1,807     1,416       368
Other operating income                              1,164       921       524
                                                  -------   -------   -------
    TOTAL OTHER INCOME                              5,453     5,109     2,615
                                                  -------   -------   -------
OTHER EXPENSES:
Salaries and employee benefits                      6,944     5,792     5,136
Occupancy expense, net                                831       787       745
Furniture and equipment expense                       837       739       758
Pennsylvania shares tax expense                       411       370       334
Other operating expenses                            3,190     3,584     2,847
                                                  -------   -------   -------
    TOTAL OTHER EXPENSES                           12,213    11,272     9,820
                                                  -------   -------   -------
INCOME BEFORE INCOME TAX PROVISION                 11,133     9,720     8,185
INCOME TAX PROVISION                                2,247     1,978     1,619
                                                  -------   -------   -------
NET INCOME                                        $ 8,886   $ 7,742   $ 6,566
                                                  =======   =======   =======
EARNINGS PER SHARE - BASIC                        $  2.93   $  2.53   $  2.10

EARNINGS PER SHARE - DILUTED                      $  2.93   $  2.53   $  2.10

See accompanying notes to the consolidated financial statements.

                    PENNS WOODS BANCORP, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                  Accumu-
                                                                                   lated
                                                                                   Other
                                                                                  Compre-                Total
                                        Common Stock      Additional              hensive               Share-
                                    -------------------     Paid-in   Retained    Income    Treasury   holders'
                                      Shares     Amount     Capital   Earnings    (Loss)      Stock     Equity
                                    ---------   -------   ---------   --------   --------   --------   --------
                                                       (in thousands, except per share data)
Balance, December 31, 1999          3,128,332   $31,283     $18,165   $  (166)   $(2,927)   $  (270)
$46,085

Comprehensive income:
  Net income                                                            6,566                            6,566
  Unrealized gain on available
    for sale securities, net of
    reclassification adjustments
    and tax of $1,091                                                              2,117                 2,117
                                                                                                       -------
      Total comprehensive income                                                                         8,683
                                                                                                       -------
Dividends declared, ($1.10 per
  share)                                                               (3,426)                          (3,426)
Stock options exercised                 2,512        25          49                                         74
Treasury stock acquired, 28,591
  shares                                                                                       (902)      (902)
                                    ---------   -------     -------   -------    -------    -------    -------
Balance, December 31, 2000          3,130,844    31,308      18,214     2,974       (810)    (1,172)
50,514

Comprehensive income:
  Net income                                                            7,742                            7,742
  Unrealized gain on available
    for sale securities, net of
    reclassification adjustments
    and tax of $1,308                                                              2,539                 2,539
                                                                                                       -------
      Total comprehensive income                                                                        10,281
                                                                                                       -------
Dividends declared, ($1.22 per
  share)                                                               (3,729)                          (3,729)
Stock options exercised                   800         8          16                                         24
Treasury stock acquired, 58,503
  shares                                                                                     (1,838)    (1,838)
                                    ---------   -------     -------   -------    -------    -------    -------
Balance, December 31, 2001          3,131,644    31,316      18,230     6,987      1,729     (3,010)
55,252

Comprehensive income:
  Net income                                                            8,886                            8,886
  Unrealized gain on available
  for sale securities, net of
  reclassification adjustments
  and tax of $1,760                                                                3,416                 3,416
                                                                                                       -------
    Total comprehensive income                                                                          12,302
                                                                                                       -------
Dividends declared, ($1.36 per
  share)                                                               (4,124)                          (4,124)
Stock options exercised                 5,188        52          61                                        113
Treasury stock acquired, 13,449
  shares                                                                                       (401)      (401)
                                    ---------   -------     -------   -------    -------    -------    -------
Balance, December 31, 2002          3,136,832   $31,368     $18,291   $11,749    $ 5,145    $(3,411)
$63,142
                                    =========   =======     =======   =======    =======    =======
=======

                                     2002      2001      2000
                                    -------   -------   -------
Components of comprehensive
  income:
    Change in net unrealized
      gain on investments
      available for sale            $3,570    $3,221    $2,295
Realized gains included in net
  income, net of tax $79, $351,
  and $91                             (154)     (682)     (178)
                                    ------    ------    ------
Total                               $3,416    $2,539    $2,117

See accompanying notes to the consolidated financial statements.

                    PENNS WOODS BANCORP, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               Year Ended December 31,
                                                         ----------------------------------
                                                            2002        2001        2000
                                                         ----------   ---------   ---------
                                                                    (in thousands)
OPERATING ACTIVITIES
Net income                                               $   8,886    $  7,742    $  6,566
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                               526         489         551
    Provision for loan losses                                  365         372         286
    Accretion and amortization of investment
      security discounts and premiums                         (906)       (843)       (610)
    Securities gains, net                                     (233)     (1,033)       (269)
    Originations of loans held for sale                    (16,597)    (24,311)    (14,022)
    Proceeds of loans held for sale                         17,939      22,006      14,342
    Earnings on bank-owned life insurance                     (416)       (174)        (97)
    Decrease (increase) in all other assets                 (1,465)       (577)        588
    Increase in all other liabilities                          473          59         309
                                                         ---------    --------    --------
    Net cash provided by operating activities                8,572       3,730       7,644
                                                         ---------    --------    --------
INVESTING ACTIVITIES
Investment securities available for sale:
    Proceeds from sales                                     79,022      22,156      53,301
    Proceeds from calls and maturities                      13,047      12,765       6,142
    Purchases                                             (130,328)    (48,151)    (57,973)
Investment securities held to maturity:
    Proceeds from calls and maturities                         137       1,963          58
    Purchases                                                  (41)        (25)       (273)
Net increase in loans                                       (6,800)     (7,148)    (13,213)
Acquisition of bank premises and equipment                    (992)       (323)       (390)
Proceeds from the sale of foreclosed assets                    344         592         168
Purchase of bank-owned life insurance                          -        (5,589)     (1,298)
Acquisition of a subsidiary                                    -           -        (3,321)
Gross proceeds from redemption of regulatory stock           1,262         943         -
Gross purchases of regulatory stock                         (2,080)       (941)       (179)
                                                         ---------    --------    --------

    Net cash used for investing activities                 (46,429)    (23,758)    (16,978)
                                                         ---------    --------    --------
FINANCING ACTIVITIES
Net increase in interest-bearing deposits                   22,914      19,208      18,138
Net increase in noninterest-bearing deposits                11,784       7,808       4,423
Net decrease in short-term borrowings                       (5,542)    (11,916)    (10,620)
Proceeds from other borrowings                              10,000      10,000       5,000
Repayment of other borrowings                                  -           -          (500)
Dividends paid                                              (4,124)     (3,729)     (3,426)
Stock options exercised                                        113          21          65
Purchase of treasury stock                                    (401)     (1,838)       (902)
                                                         ---------    --------    --------
    Net cash provided by financing activities               34,744      19,554      12,178
                                                         ---------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (3,113)       (474)
2,844
CASH AND CASH EQUIVALENTS, BEGINNING                        14,844      15,318      12,474
                                                         ---------    --------    --------
CASH AND CASH EQUIVALENTS, ENDING                        $  11,731    $ 14,844    $ 15,318
                                                         =========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     The Company paid approximately $10,944,000, $12,743,000, and $12,449,000 in interest on deposits and other borrowings during 2002, 2001, and 2000, respectively. The Company made income tax payments of approximately $3,394,000, $2,136,000, and $2,008,000 during 2002, 2001, and 2000, respectively. Transfers from loans to foreclosed assets held for sale amounted to approximately $254,000, $493,000, and $294,000 in 2002, 2001,
and 2000, respectively.

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

Nature of Business

     The Bank engages in a full-service commercial banking business, making available to the community a wide range of financial services including, but not limited to, installment loans, credit cards, mortgage and home equity loans, lines of credit, construction financing, farm loans, community development loans, loans to nonprofit entities and local government loans and various types of time and demand deposits including, but not limited to, checking accounts, savings accounts, clubs, money market deposit accounts, certificates of deposit and IRAs. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.

     The financial services are provided by the bank to individuals, partnerships, non-profit organizations and corporations through its eleven offices and Financial Center located in Clinton, Lycoming, and Centre Counties, Pennsylvania.

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

     Trading account securities are recorded at their fair values. Unrealized gains and losses on trading account securities are included in other income. The Company has no trading account securities as of December 31, 2002 or 2001.

     Available for sale securities consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as held to maturity securities. Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of shareholders' equity until realized.

     Gains and losses on the sale of equity securities are determined using the average cost method, while all other investment securities use the specific cost method.

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

     The fair value of investments and mortgage-backed securities, except certain state and political securities, is estimated based on bid prices published in financial newspapers bid, quotations received from securities dealers, or, in the case of equity securities, the closing price of the day as listed on the Internet. The fair value of certain state and political securities is not readily available through market sources other than dealer quotations, therefore these fair value estimates are then based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

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

Loans Held for Sale

     In general, fixed rate residential mortgage loans originated by the Bank are held for sale and are carried at the aggregate lower of cost or market. Such loans sold are not serviced by the Bank.

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

Bank Premises and Equipment

     Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets, which range from five to seven years for furniture, fixtures and equipment and thirty-one and a half for buildings and improvements. Costs incurred for routine maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized.

Goodwill

     Goodwill is the excess cost over the fair market value of assets acquired in connection with business acquisitions and was being amortized on the straight-line method over fifteen years, prior to October 1, 2001. On October 1, 2001, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill from an amortization method to an impairment-only approach. This statement eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts. The Company, upon adoption of this statement, stopped amortizing existing goodwill of $3.0 million. In addition, the Company performed its initial impairment analysis of goodwill and other intangible assets and determined that the estimated fair value exceeded the carrying amount.

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

     Had compensation costs for these options been determined based on the fair values at the grant dates for awards consistent with the method of FAS No. 123, there would be no effect on the Company's net income and earnings per share for 2002, 2001, and 2000 would have been insignificant. For purposes of the calculations required by FAS No. 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants issued in 2000, 1999 and 1998, respectively: dividend yield of 1.03 percent,
1.03 percent, and 1.85 percent, respectively; risk-free interest rates of 4.95 percent, 4.95 percent, and 6.75 percent, respectively; expected option lives of three years and expected volatility of 23.81 percent, 23.81 percent, and 18.73 percent, respectively.

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

Reclassification of Comparative Amounts

     Certain items previously reported have been reclassified to conform to the current year's reporting format. Such reclassifications did not affect net income or stockholders' equity.

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company's financial statements.

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

     In April 2002, the FASB issued FAS No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement
No. 13, and Technical Corrections.  FAS No. 145 rescinds FAS
No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. The provisions of this statement related to the rescission of FAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early adoption of the provisions of this statement related to FAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002. Early application of this statement is encouraged. The adoption of the effective portions of this statement did not have an impact on the Company's financial position of results of operations. The adoption of the remaining portions of this statement is not expected to have an impact on the Company's financial position or results of operations.

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

     On October 1, 2002, FASB issued FAS No. 147, Acquisitions of Certain Financial Institutions, effective for all business combinations initiated after October 1, 2002. This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. This statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. The adoption of this statement did not have a material effect on the Company's financial statements.

     On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies-regardless of the accounting method used-by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

     In November, 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee;
(c) the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

NOTE B - PER SHARE DATA

     There are no convertible securities, which would affect the numerator in calculating basic and dilutive earnings per share, therefore, net income as presented on the consolidated statement of income will be used as the numerator. The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive per share computation.

                                            2002         2001         2000
                                         ----------   ----------   ----------
Weighted average common shares
  outstanding                            3,132,252    3,130,846    3,130,178

Average treasury stock shares              (99,241)     (65,532)     (10,638)
                                         ---------    ---------    ---------
Weighted average common shares and
  common stock equivalents used to
  calculate basic earnings per share     3,033,011    3,065,314    3,119,540

Additional common stock equivalents
  (stock options) used to calculate
  diluted earnings per share                 2,670        2,037            -
                                         ---------    ---------    ---------
Weighted average common shares and
  common stock equivalents used to
  calculate diluted earnings per share    3,035,681    3,067,351    3,119,540
                                          =========    =========    =========

     Options to purchase 20,350 shares of common stock at prices from $42.00 to $53.18 were outstanding during 2002 and 2001, and 30,350 shares at prices from $32.63 to $53.18 were outstanding during 2000, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE C - INVESTMENT SECURITIES

     The amortized cost of investment securities and their approximate fair values are as follows (in thousands):

                                70

                                                                  2002
                                             ----------------------------------------------
                                                            Gross        Gross
                                             Amortized   Unrealized   Unrealized     Fair
                                                Cost        Gains       Losses       Value
                                             ---------   ----------   ----------   --------
Available for Sale
U.S. Government and agency securities         $ 87,142     $1,856      $   -       $ 88,998
State and political securities                  67,319      3,596         (234)      70,681
Other debt securities                            1,766         46           (2)       1,810
                                              --------     ------       ------     --------
  Total debt securities                        156,227      5,498         (236)     161,489
Equity securities                               12,414      2,989         (456)      14,947
                                              --------     ------      -------     --------
                                              $168,641     $8,487      $  (692)    $176,436
                                              ========     ======      =======     ========
Held to Maturity
U.S. Government and agency securities         $     94     $  -        $   -       $     94
State and political securities                     796        109          -            905
Other debt securities                              291        -             (1)         290
                                              --------     ------      -------     --------
                                              $  1,181     $  109      $    (1)    $  1,289
                                              ========     ======      =======     ========

                                                                  2001
                                             ----------------------------------------------
                                                            Gross        Gross
                                             Amortized   Unrealized   Unrealized     Fair
                                                Cost        Gains       Losses       Value
                                             ---------   ----------   ----------   --------
Available for Sale
U.S. Government and agency securities         $ 25,851     $  130      $  (161)    $ 25,820
State and political securities                  81,559      2,494         (797)      83,256
Other debt securities                              817          3           (4)         816
                                              --------     ------      -------     --------
  Total debt securities                        108,227      2,627         (962)     109,892
Equity securities                               21,138      2,911       (1,956)      22,093
                                              --------     ------      -------     --------
                                              $129,365     $5,538      $(2,918)    $131,985
                                              ========     ======      =======     ========
Held to Maturity
U.S. Government and agency securities         $    196     $    7      $   -       $    203
State and political securities                     796         23          (20)         799
Other debt securities                              310        -            -            310
                                              --------     ------      -------     --------
                                              $  1,302     $   30      $   (20)    $  1,312
                                              ========     ======      =======     ========

     The amortized cost and fair value of debt securities at December 31, 2002, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                        Held to Maturity     Available for Sale
                       ------------------   --------------------
                       Amortized    Fair    Amortized     Fair
                          Cost      Value      Cost       Value
                       ---------   ------   ---------   --------
Due in one year or
  less                   $  300    $  306    $  2,017   $  2,087
Due after one year
  to five years             100       100      10,377     10,654
Due after five years
  to ten years              141       141      27,149     27,566
Due after ten years         640       742     116,684    121,182
                         ------    ------    --------   --------
                         $1,181    $1,289    $156,227   $161,489
                         ======    ======    ========   ========

     Total gross proceeds from sales of securities available for sale were $79,022,000, $22,156,000 and $53,301,000 for 2002,
2001 and 2000, respectively. The following table represents gross realized gains and gross realized losses on those transactions (in thousands):

                                         2002     2001     2000
                                        ------   ------   ------
Gross realized gains:
  U.S. Government and agency
    securities                          $  204   $  133   $   36
  State and political securities         2,234       20      170
   Other Debt Securities                     6        -        -
  Equity securities                      1,803    1,226    1,577
                                        ------   ------   ------
                                        $4,247   $1,379   $1,783
                                        ======   ======   ======
Gross realized losses:
  U.S. Government and agency
    securities                          $  125   $   13   $  731
  State and political securities            67      149       30
  Equity securities                      3,822      184      753
                                        ------   ------   ------
                                        $4,014   $  346   $1,514
                                        ======   ======   ======

     In 2002, the Company recorded an investment security gain of $69,000 resulting from a business combination where the Company received the common stock of the acquirer in a non-monetary exchange. This gain is included in the above table.

     A charge of $270,000 was recorded in 2002 to recognize other than temporary declines in the value of marketable equity securities. This loss is included in the above table.

     Investment securities with a carrying value of approximately $34,914,000 and $36,539,000 at December 31, 2002
and 2001, respectively, were pledged to secure certain deposits, security repurchase agreements, and for other purposes as required by law.

     There is no concentration of investments that exceed ten percent of shareholders' equity for any individual issuer, excluding those guaranteed by the U.S. Government.

NOTE D - LOANS

     Major loan classifications loans are summarized as follows
(in thousands):

                                                                2002
                                        ---------------------------------------------------
                                                   Past Due   Past Due
                                                   30 to 90    90 Days     Non-
                                         Current     Days      or More   Accrual     Total
                                        --------   --------   --------   -------   --------
Commercial and agricultural             $ 22,652    $  769     $    7      $280    $ 23,708
Real estate mortgage:
  Residential                            136,819     2,752        175       526     140,272
  Commercial                              73,988       504      1,006        65      75,563
  Construction                             3,335        21        -         -         3,356
Installment loans to individuals          14,593       316         37       -        14,946
                                        --------    ------     ------      ----    --------
                                         251,387    $4,362     $1,225      $871     257,845
                                                    ======     ======      ====
   Less: Allowance for loan losses         2,953                                      2,953
                                        --------                                   --------
Loans, net                              $248,434                                   $254,892
                                        ========                                   ========
                                                                2001
                                        ---------------------------------------------------
                                                   Past Due   Past Due
                                                   30 to 90    90 Days     Non-
                                         Current     Days      or More   Accrual     Total
                                        --------   --------   --------   -------   --------
Commercial and agricultural             $ 22,233    $  334     $   36      $ 26    $ 22,629
Real estate mortgage:
  Residential                            136,361     3,311        296       255     140,223
  Commercial                              64,051     2,712        -         -        66,763
  Construction                             4,042        35        -         -         4,077
Installment loans to individuals          17,583       342          6       -        17,931
                                        --------    ------     ------      ----    --------
                                         244,270    $6,734     $  338      $281     251,623
                                                    ======     ======      ====

  Less:  Allowance for loan losses         2,927                                      2,927
                                        --------                                   --------
Loans, net                              $241,343                                   $248,696
                                        ========                                   ========

     Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $871,000 and $281,000 at December 31, 2002 and 2001, respectively. If interest had been recorded at the original rate on those loans, such income would have approximated $24,000, $28,000, and $86,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Interest income on such loans, which is recorded as received, amounted to approximately $17,000, $19,000, and $45,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Changes in the allowance for loan losses for the years ended December 31, are as follows (in thousands):

                                       2002      2001      2000
                                     -------   -------   -------
Balance, beginning of year           $2,927    $2,879    $2,823
Provision charged to operations         365       372       286
Loans charged off                      (402)     (358)     (269)
Recoveries                               63        34        39
                                     ------    ------    ------
Balance, end of year                 $2,953    $2,927    $2,879

     The Company had no concentration of loans to borrowers engaged in similar businesses or activities which exceed five percent of total assets at December 31, 2002 or December 31, 2001.

     The Company grants commercial, industrial, residential, and installment loans to customers throughout North-central Pennsylvania. Although the Company has a diversified loan portfolio at December 31, 2002 and 2001, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions within this region.

NOTE E - BANK PREMISES AND EQUIPMENT

     Major classifications of Bank premises and equipment are summarized as follows at December 31, (in thousands):

                                74



                                                 2002      2001
                                               -------   -------
Land                                           $   566   $   566
Bank premises                                    4,855     4,668
Furniture and equipment                          6,001     5,292
Leasehold improvements                             842       834
                                               -------   -------
  Total                                         12,264    11,360
Less accumulated depreciation                    7,408     6,882
                                               -------   -------
    Net                                        $ 4,856   $ 4,478
                                               =======   =======

     Depreciation charges to operations for the years ended
2002, 2001 and 2000 was $526,000, $489,000 and $551,000,
respectively.

NOTE F - GOODWILL

     A summary of goodwill is as follows:

                                                 2002      2001
                                               -------   -------
Gross carrying amount                          $3,308    $3,308
Less accumulated amortization                    (276)     (276)
                                               ------    ------
Net carrying amount                            $3,032    $3,032

     Amortization expense amounted to $221,000 for 2001.

     The gross carrying amount of goodwill was tested for impairment in the second quarter. The Company performed its initial impairment analysis of goodwill noting that the estimated fair value exceeded the carrying amount.

     The following tables sets forth a comparison of net income and basic and diluted earnings per share adjusted for the adoption of FAS No. 142, Goodwill and Other Intangible Asset:.

                                75

                                        2002     2001     2000
                                       ------   ------   ------
                                        (Dollars in thousands,
                                       except per share amounts)

Goodwill amortization                  $  -     $  221   $   55

Net income                             $8,886   $7,742   $6,566
Addback:  Goodwill amortization
  (net of tax)                            -        146       36
                                       ------   ------   ------
Adjusted net income                    $8,886   $7,888   $6,602
                                       ======   ======   ======
Basic earnings per share:
  Net income                           $ 2.93   $ 2.53   $ 2.10
  Goodwill amortization                   -       0.04     0.01
                                       ------   ------   ------
  Adjusted basic earnings per share    $ 2.93   $ 2.57   $ 2.11
                                       ======   ======   ======
Diluted earnings per share:
  Net income                           $ 2.93   $ 2.53   $ 2.10
  Goodwill amortization                   -       0.04     0.01
                                       ------   ------   ------
  Adjusted diluted earnings per share  $ 2.93   $ 2.57   $ 2.11
                                       ======   ======   ======

NOTE G - DEPOSITS

     Time deposits of $100,000 or more totaled approximately $29,126,000 on December 31, 2002 and $32,646,000 on December 31,
2001. Interest expense related to such deposits was approximately $1,098,000, $1,913,000, and $1,571,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Maturities on time deposits of $100,000 or more are as follows:

                                                           2002
                                                         -------
Three months or less                                     $ 6,770
Three months to six months                                 7,436
Six months to twelve months                                6,093
Over twelve months                                         8,827
                                                         -------
  Total                                                  $29,126
                                                         =======

     Time deposits at December 31, 2002 mature as follows:  2003
- $85,397,000; 2004 - $20,365,000; 2005 - $15,168,000; 2006 -
$10,627,000; 2007 - $1,169,000; thereafter - $1,054,000.

NOTE H - SHORT-TERM BORROWINGS

     Short-term borrowings consist of securities sold under agreements to repurchase and FHLB advances which generally represent overnight or less than 30-day borrowings. The outstanding balances and related information for short-term borrowings are summarized as follows (in thousands):

                                               2002       2001
                                             --------   --------
Open Repo Plus:
Balance at year end                          $ 1,840    $ 8,830
Maximum amount outstanding at any month
  end                                          8,510     16,861
Average balance outstanding during the
  year                                         1,646      4,425
Weighted-average interest rate:
  At year end                                   1.31%      1.20%
  Paid during the year                          1.96%      3.48%
Repurchase Agreements:
Balance at year end                          $11,723    $10,275
Maximum amount outstanding at any month
  end                                         20,870     18,825
Average balance outstanding during the
  year                                        14,819     15,697
Weighted-average interest rate:
  At year end                                   2.68%      3.76%
  Paid during the year                          3.17%      4.77%

NOTE I - OTHER BORROWINGS

     Other borrowings are comprised of advances from the FHLB.
A schedule of other borrowings by maturity as of December 31, 2002 and 2001 is summarized as follows (in thousands):

                                                               Interest
Description                                   Maturity           Rate       2002      2001
--------------------------                -----------------   ---------   -------   -------
FHLB Borrowing                            April 30, 2007      (7) 4.49%   $ 5,000   $   -
Convertible Select Advance                April 7, 2008       (1) 5.54%    10,000    10,000
Convertible Select Advance                June 16, 2008       (2) 5.56%    10,000    10,000
Convertible Select Advance                February 26, 2009   (3) 5.06%     5,000     5,000
Convertible Select Advance                August 10, 2010     (4) 6.65%     5,000     5,000
Convertible Select Advance                October 15, 2011    (5) 4.72%     5,000     5,000
FHLB Borrowing                            October 17, 2011        6.92%       500       500
Convertible Select Advance                November 5, 2011    (6) 4.25%     5,000     5,000
FHLB Borrowing                            October 10, 2012    (8) 3.68%     5,000       -
FHLB Borrowing                            June 24, 2013           5.87%       528       528
FHLB Borrowing                            May 25, 2015            6.92%       750       750
                                                                          -------   -------
  Total                                                                   $51,778   $41,778
                                                                          =======   =======

     The Bank maintains a credit arrangement, which includes a revolving line of credit with FHLB. Under this credit arrangement, the Bank has a remaining borrowing capacity of approximately $153,147,000 at December 31, 2002, is subject to annual renewal, and typically incurs no service charges. Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of the Bank which consist principally of first mortgage loans.

(1) The FHLB has the option to convert this interest rate to an adjustable rate based on the three-month LIBOR at the five-year anniversary date of the borrowings origination, which will occur in the third quarter of 2003.

(2) The FHLB has the option to convert this interest rate to an adjustable rate based on the three-month LIBOR at the five-year anniversary date of the borrowings origination, which will occur in the second quarter of 2003.

(3) The FHLB has the option to convert this interest rate to an adjustable rate based on the three-month LIBOR at the five-year anniversary date of the borrowings origination, which will occur in the first quarter of 2004.

(4) The FHLB has the option to convert this interest rate to an adjustable rate based on the three-month LIBOR at the five-year anniversary date of the borrowings origination, which will occur in the third quarter of 2005.

(5) The FHLB has the option to convert this interest rate to an adjustable rate based on the three-month LIBOR at the two-year anniversary date of the borrowings origination, which will occur in the fourth quarter of 2003.

(6) The FHLB has the option to convert this interest rate to an adjustable rate based on the three-month LIBOR at the three-year anniversary date of the borrowings origination, which will occur in the fourth quarter of 2004.

(7) The FHLB has the option to convert this interest rate to an adjustable rate based on the three-month LIBOR at the one-year anniversary date of the borrowings origination, which will occur in the second quarter of 2003.

(8) The FHLB has the option to convert this interest rate to an adjustable rate based on the three-month LIBOR at the two-year anniversary date of the borrowings origination, which will occur in the fourth quarter of 2004.

NOTE J - INCOME TAXES

     The following temporary differences gave rise to the net deferred tax asset at December 31, 2002 and 2001 (in thousands):

                                                 2002      2001
                                               --------   ------
Deferred tax asset:
  Allowance for loan losses                    $   693    $  668
  Deferred compensation                            337       303
  Contingencies                                     20        55
  Pension                                          371       348
  Loan fees and costs                              261       215
  Investment securities allowance                   92       -
                                               -------    ------
      Total                                      1,774     1,589
                                               -------    ------
Deferred tax liability:
  Bond accretion                                    31        25
  Depreciation                                     192       129
  Unrealized gains on available for sale
    securities                                   2,650       891
                                               -------    ------
      Total                                      2,873     1,045
                                               -------    ------
      Deferred tax asset (liability), net      $(1,099)   $  544
                                               =======    ======

     No valuation allowance was established at December 31, 2002 and 2001, in the view of the Company's ability to carry back taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company's earning potential.

     The provision for income taxes is comprised of the following (in thousands):

                                       Year Ended December 31,
                                     ---------------------------
                                      2002      2001      2000
                                     -------   -------   -------
Currently payable                    $2,363    $2,117    $1,730
Deferred benefit                       (116)     (139)     (111)
                                     ------    ------    ------
  Total provision                    $2,247    $1,978    $1,619
                                     ======    ======    ======

     The effective federal income tax rate for the years ended December 31, 2002, 2001, and 2000 was 20.2 percent,
20.3 percent, and 19.8 percent, respectively. A reconciliation between the expected income tax and rate and the effective income tax and rate on income before income tax provision follows (in thousands):

                                             2002                 2001               2000
                                      ------------------   ------------------   -----------------
                                       Amount       %       Amount      %       Amount     %
                                      --------   -------   --------   -------   -------   -------
Provision at expected rate            $ 3,785     34.0 %   $ 3,305     34.0 %   $2,783     34.0 %
Decrease in tax resulting from:
  Tax-exempt income                    (1,367)   (12.3)     (1,103)   (11.4)      (837)   (10.2)
  Other, net                             (171)    (1.5)       (224)    (2.3)      (327)    (4.0)
                                      -------    -----     -------    -----     ------    -----
Effective income tax and rates        $ 2,247     20.2 %   $ 1,978     20.3 %   $1,619     19.8 %
                                      =======    =====     =======    =====     ======    =====

NOTE K - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

     The Company has a noncontributory defined benefit pension plan (the "Plan") for all employees meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.

     The following tables show the funded status and components of net periodic benefit cost from this defined benefit plan (in thousands):

                                               2002       2001
                                             -------    -------
Change in benefit obligation:
  Benefit obligation at beginning of year    $ 4,976    $ 3,935
  Service cost                                   381        298
  Interest cost                                  342        271
  Amendments                                      97        -
  Actuarial adjustment                           753        524
  Benefits paid                                  (76)       (52)
                                             -------    -------
  Benefit obligation at end of year            6,473      4,976
                                             -------    -------
Change in plan assets:
  Fair value of plan assets at beginning
    of year                                    3,115      3,597
  Actual loss on plan assets                    (407)      (430)
  Employer contribution                          499        -
  Benefits paid                                  (76)       (52)
                                             -------    -------
  Fair value of plan assets at end of year     3,131      3,115
                                             -------    -------
  Funded status                               (3,342)    (1,861)
                                             -------    -------
Unrecognized net actuarial loss                1,996        609
Unrecognized transition asset                    (24)       (27)
Unrecognized prior service cost                  280        209
                                             -------    -------
Accrued benefit payable                      $(1,090)   $(1,070)
                                             =======    =======
Weighted-average assumptions as of
 December 31:
  Discount rate                                 6.00%      6.50%
  Expected return on plan assets                8.00%      8.00%
  Rate of compensation increase                 5.00%      5.00%

                                81

                                         2002     2001     2000
                                        ------   ------   ------
Components of net periodic benefit
 cost:
  Service cost                          $ 381    $ 298    $ 256
  Interest cost                           342      271      242
  Expected return on plan assets         (246)    (286)    (291)
  Amortization of transition asset         (3)      (3)      (3)
  Amortization of prior service cost       26       20       20
  Recognized net actuarial (gain)
    loss                                   19      (15)     (33)
                                        -----    -----    -----
  Net periodic benefit cost             $ 519    $ 285    $ 191
                                        =====    =====    =====

     The plan assets are invested primarily in bonds, stocks, equity funds, and mortgages under the control of the plan's trustees as of December 31, 2002.

401(k) Savings Plan

     The Company also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415. The Company may make matching contributions equal to a discretionary percentage to be determined by the Company. Participants are at all times fully vested in their contributions and vest over a period of five years in the employer contribution. Contribution expense was approximately $80,000, $65,000, and $67,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Deferred Compensation Plan

     The Company has a deferred compensation plan whereby participating directors elected to forego directors' fees for a period of five years. Under this plan, the Company will make payments for a ten-year period beginning at age 65 in most cases or at death, if earlier, at which time payments would be made to their designated beneficiaries.

     To fund benefits under the deferred compensation plan, the Company has acquired corporate-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company. The total expense charged to other expenses was $98,000, $67,000 and $66,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Benefits paid under the plan were approximately $51,000 in 2002 and $51,000 in 2001 and $53,000 in 2000.

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

     A summary of the status of the Company's common stock option plans are presented below:

                                2002                 2001
                         -----------------   -------------------
                                  Weighted-            Weighted-
                                   average              average
                                  Exercise             Exercise
                         Shares     Price     Shares     Price
                         ------   --------   -------   ---------
Outstanding, beginning
  of year                41,501    $38.60     42,301    $37.87
Granted                       -         -          -         -
Exercised                 5,188     25.98        800     25.98
Forfeited                 5,963     25.98          -         -
                         ------    ------     ------    ------
Outstanding, end of
  year                   30,350    $42.56     41,501    $38.10
                         ======                         ======
Options exercisable at
  year-end               30,350    $42.56     41,501    $38.10
                         ======                         ======

     The following table summarizes information about nonqualified and incentive stock options outstanding at December 31, 2002:

                     Outstanding                 Exercisable
            -----------------------------    -------------------
                                  Average               Average
Exercise              Average    Exercise              Exercise
  Price     Shares      Life       Price     Shares     Price
--------    ------    -------    --------    ------    --------

 $53.18      9,900       6        $53.18      9,900     $53.18
 $42.00     10,450       7        $42.00     10,450     $42.00
 $32.63     10,000       8        $32.63     10,000     $32.63

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

     A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below (in thousands):

          Beginning                      Ending
Year       Balance       Additions      Payments      Balance
----      ---------      ---------      --------      -------
2002        $5,192         $3,234        $1,641       $6,785

NOTE N - COMMITMENTS AND CONTINGENT LIABILITIES

     The following schedule of future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2002 (in thousands):

                Year Ending December 31,
                ------------------------
                       2003                $  237
                       2004                   218
                       2005                   205
                       2006                   179
                       2007                   149
                       Thereafter              76
                                           ------
                         Total             $1,064
                                           ======

     Total rental expense for all operating leases for the years ended December 31, 2002, 2001 and 2000 approximated $258,000,
$270,000 and $213,000, respectively.

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

     The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

     Financial instruments whose contract amounts represent credit risk are as follows at December 31 (in thousands):

                                                 2002      2001
                                               -------   -------

   Commitments to extend credit                $29,497   $29,490

   Standby letters of credit                   $   741   $   348

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

     Standby letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments are issued primarily to support bid or performance related contracts. The coverage period for these instruments is typically a one year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized over the coverage period. For secured letters of credit, the collateral is typically Bank deposit instruments or customer business assets.

NOTE P - CAPITAL REQUIREMENTS

     Federal regulations require the Company and the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average total assets.

     In addition to the capital requirements, the Federal
Deposit Insurance Corporation Improvement Act ("FDICIA")
established five capital categories ranging from "well
capitalized" to "critically undercapitalized."   Should any
institution fail to meet the requirements to be considered
"adequately capitalized," it would become subject to a series of increasingly restrictive regulatory actions.

     As of December 31, 2002 and 2001, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios must be at least 10%, 6%, and 5%, respectively.

     The Company's and the Bank's actual capital ratios are presented in the following tables, which shows that both met all regulatory capital requirements.

     The Company's actual capital amounts and ratios are presented in the following table (in thousands):

                                     2002              2001
                               ---------------   ---------------
                                Amount   Ratio    Amount   Ratio
                               -------   -----   -------   -----
Total Capital
  (to Risk-weighted Assets)

Actual                         $58,953   22.2%   $53,281   20.1%
For Capital Adequacy Purposes   21,236    8.0     21,208    8.0
To Be Well Capitalized          26,545   10.0     26,510   10.0

Tier I Capital
  (to Risk-weighted Assets)

Actual                         $54,915   20.7%   $49,936   18.8%
For Capital Adequacy Purposes   10,618    4.0     10,604    4.0
To Be Well Capitalized          15,927    6.0     15,906    6.0

Tier I Capital
  (to Average Assets)

Actual                         $54,915   12.0%   $49,936   12.6%
For Capital Adequacy Purposes   18,310    4.0     15,880    4.0
To Be Well Capitalized          22,888    5.0     19,805    5.0

     The Bank's actual capital amounts and ratios are presented in the following table (in thousands):

                                87

                                     2002              2001
                               ---------------   ---------------
                                Amount   Ratio    Amount   Ratio
                               -------   -----   -------   -----
Total Capital
  (to Risk-weighted Assets)

Actual                         $47,232   18.3%   $41,409   16.3%
For Capital Adequacy Purposes   20,616    8.0     20,390    8.0
To Be Well Capitalized          25,770   10.0     25,488   10.0

Tier I Capital
  (to Risk-weighted Assets)

Actual                         $43,723   17.0%   $38,100   15.0%
For Capital Adequacy Purposes   10,308    4.0     10,195    4.0
To Be Well Capitalized          15,462    6.0     15,293    6.0

Tier I Capital
  (to Average Assets)

Actual                         $43,723    9.7%   $38,100    9.7%
For Capital Adequacy Purposes   17,970    4.0     15,727    4.0
To Be Well Capitalized          22,462    5.0     19,659    5.0

NOTE Q - REGULATORY RESTRICTIONS

     The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividend by all state-chartered banks to the additional paid in capital of the Bank. Accordingly, at December 31, 2002, the balance in the additional paid in capital account totaling approximately $11,700,000 is unavailable for dividends.

     The Bank is subject to regulatory restrictions, which limit its ability to loan funds to Penns Woods Bancorp, Inc. At
December 31, 2002, the regulatory lending limit amounted to approximately $4,676,000.

Cash and Due from Banks

     Included in cash and due from banks are reserves required by the district Federal Reserve Bank of $1,152,000 and $1,523,000 at December 31, 2002 and 2001. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve
Bank.

NOTE R - ACQUISITION

     On October 1, 2000, the Bank acquired The M Group in a business acquisition accounted for as a purchase. The M Group is engaged in the insurance business. The results of operations of The M Group are included in the accompanying consolidated financial statements since the date of acquisition. The total cost of the acquisition was $3,321,000, which exceeds the fair value of the net assets of The M Group by $3,308,000 which was allocated to goodwill.

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

     The estimated fair values of the Company's financial instruments are as follows:

                                            2002                  2001
                                    -------------------   -------------------
                                    Carrying     Fair     Carrying     Fair
                                      Value      Value      Value      Value
                                    --------   --------   --------   --------
Financial assets:
Cash and due from banks             $ 11,731   $ 11,731   $ 14,844   $ 14,844
Investment securities:
  Available for sale                 176,436    176,436    131,985    131,985
  Held to maturity                     1,181      1,289      1,302      1,312
Loans held for sale                    2,651      2,651      3,993      3,993
Loans, net                           254,892    267,563    248,696    257,062
Bank-owned life insurance              8,537      8,537      8,126      8,126
Regulatory stock                       3,963      3,963      2,875      2,875
Accrued interest receivable            2,460      2,460      2,685      2,685
                                    --------   --------   --------   --------
Total                               $461,851   $474,630   $414,506   $422,882
                                    ========   ========   ========   ========
Financial liabilities:
Interest-bearing deposits           $272,787   $276,881   $249,873   $251,955
Noninterest-bearing deposits          67,061     67,061     55,277     55,277
Short-term borrowings                 13,563     13,563     19,105     19,105
Other borrowings                      51,778     56,384     41,778     42,369
Accrued interest payable               1,092      1,092      1,190      1,190
                                    --------   --------   --------   --------
Total                               $406,281   $414,981   $367,223   $369,896
                                    ========   ========   ========   ========

Cash and due from banks, loans held for sale, regulatory stock, accrued interest receivable, short-term borrowings, and accrued interest payable:

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

Bank-Owned Life Insurance:

     The fair value is equal to the Cash Surrender Value of life insurance policies.

Deposits:

     The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 2002 and 2001. The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and
Financial Guarantees Written:

     There is no material difference between the notional amount and the estimated fair value of off-balance sheet items at December 31, 2002 and 2001 respectively. The contractual amounts of unfunded commitments and letters of credit are presented in Note O.

NOTE T - PARENT COMPANY ONLY FINANCIAL STATEMENTS

     Condensed financial information for Penns Woods Bancorp,
Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31,

                                                 2002      2001
                                               -------   -------
                                                 (in thousands)
ASSETS
  Cash                                         $   481   $   151
  Investment in subsidiaries:
    Bank                                        51,019    43,371
    Nonbank                                     11,760    11,938
  Other assets                                      20        29
                                               -------   -------
      Total Assets                             $63,280   $55,489
                                               =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Other liabilities                            $   138   $   237
  Shareholders' equity                          63,142    55,252
                                               -------   -------
      Total Liabilities and Shareholders'
        Equity                                 $63,280   $55,489
                                               =======   =======

CONDENSED STATEMENT OF INCOME,
FOR THE YEARS ENDED DECEMBER 31,
                                       2002      2001      2000
                                     -------   -------   -------
                                            (in thousands)
OPERATING INCOME
  Dividends from subsidiaries        $4,878    $5,984    $6,220
  Equity in undistributed net
    income of subsidiaries            4,121     1,899       443
  Other income                          -         -           2

OPERATING EXPENSES                     (113)     (141)      (99)
                                     ------    ------    ------
    NET INCOME                       $8,886    $7,742    $6,566
                                     ======    ======    ======

CONDENSED STATEMENT OF CASH FLOWS,
FOR THE YEARS ENDED DECEMBER 31,

                                                 2002       2001       2000
                                               --------   --------   --------
                                                       (in thousands)
OPERATING  ACTIVITIES
  Net income                                   $ 8,886    $ 7,742    $ 6,566
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Equity in undistributed net income of
        subsidiaries                            (4,121)    (1,899)      (443)
      Other, net                                   (23)       (26)        21
                                               -------    -------    -------
          Net cash provided by operating
            activities                           4,742      5,817      6,144
                                               -------    -------    -------
INVESTING ACTIVITIES
  Additional investment in subsidiaries            -         (276)    (1,752)
                                               -------    -------    -------
FINANCING ACTIVITIES
  Dividends paid                                (4,124)    (3,729)    (3,426)
  Proceeds from exercise of stock options          113         21         65
  Purchase of treasury stock                      (401)    (1,838)      (902)
                                               -------    -------    -------
          Net cash used in financing
            activities                          (4,412)    (5,546)    (4,263)
                                               -------    -------    -------
NET INCREASE (DECREASE) IN CASH                    330         (5)       129
CASH, BEGINNING OF YEAR                            151        156         27
                                                -------    -------    -------
CASH, END OF YEAR                               $  481     $  151     $  156
                                                =======    =======    =======

NOTE U - CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            FOR THE THREE MONTHS ENDED
                                     ----------------------------------------
                                      March     June     September   December
2002                                    31       30          30         31
----------------------------------   -------   -------   ---------   --------
Interest income                      $7,076    $7,199      $7,399     $7,430
Interest expense                      2,719     2,740       2,715      2,672
                                     ------    ------      ------     ------
Net interest income                   4,357     4,459       4,684      4,758

Provision for loan losses               105        80          90         90
Other income                          1,401     1,317       1,231      1,271
Securities gains (losses), net         (119)      (72)        281        143
Other expenses                        2,952     3,056       3,070      3,135
                                     ------    ------      ------     ------
Income before income tax provision    2,582     2,568       3,036      2,947
Income tax provision                    485       528         660        574
                                     ------    ------      ------     ------
Net income                           $2,097    $2,040      $2,376     $2,373
                                     ======    ======      ======     ======
Earnings per share - basic           $ 0.69    $ 0.67      $ 0.78     $ 0.79

Earnings per share - diluted         $ 0.69    $ 0.67      $ 0.78     $ 0.79

                                            FOR THE THREE MONTHS ENDED
                                     ----------------------------------------
                                      March     June     September   December
2001                                    31       30          30         31
----------------------------------   -------   -------   ---------   --------
Interest income                      $7,103    $7,150      $7,229     $7,254
Interest expense                      3,293     3,197       3,055      2,936
                                     ------    ------      ------     ------
Net interest income                   3,810     3,953       4,174      4,318

Provision for loan losses                93        93          93         93
Other income                            907       906       1,058      1,205
Securities gains, net                   135       211         369        318
Other expenses                        2,684     2,739       2,796      3,053
                                     ------    ------      ------     ------
Income before income tax provision    2,075     2,238       2,712      2,695
Income tax provision                    391       432         586        569
                                     ------    ------      ------     -------
Net income                           $1,684    $1,806      $2,126     $2,126
                                     ======    ======      ======     =======
Earnings per share - basic           $ 0.55    $ 0.58      $ 0.70     $ 0.70

Earnings per share - diluted         $ 0.55    $ 0.58      $ 0.70     $ 0.70

ITEM  9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                            PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information appearing in the Proxy Statement under the caption "Election of Directors" is incorporated herein by reference. (a) Identification of directors. The information appearing under the caption "Election of Directors" in the Company's Proxy Statement dated March 21, 2003 (at page 4 thereto) is incorporated herein by reference.

ITEM 11    EXECUTIVE COMPENSATION

     Information appearing under the caption "Executive
Compensation" in the Company's Proxy Statement (at page 5 thereto) is incorporated herein by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information appearing under the caption "Principal
Beneficial Owners of the Corporation's Common Stock" in the
Company's Proxy Statement (at page 2 thereto) is incorporated herein by reference.

Equity Compensation Plan Information

                                                                                        Number of
                                                                                   securities remaining
                                     Number of                                     available for future
                                  securities to be             Weighted-              issuance under
                                    issued upon                 average            equity compensation
                                    exercise of               exercise of           plans (excluding
                                 outstanding options,      outstanding options,    securities reflected
                                 warrants and rights       warrants and rights         in column (a))
Plan Category                            (a)                       (b)                      (c)
-------------                    --------------------      --------------------    ---------------------
Equity compensation plans
approved by security holders            30,350                  $ 42.56                    79,650

Equity compensation plans
not approved by security holders             -                        -                         -
                                       -------                  -------                   -------

Total                                   30,350                  $ 42.56                    79,650


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

     Total loans outstanding from the Bank at December 31, 2002 to the Company's and the Bank's Officers and Directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $6,785,000 or approximately 10.7% of the total equity capital of the Company. Loans to such persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features. See also the information appearing in footnote L to the Consolidated Financial Statements included elsewhere in the Annual Report.

ITEM 14     CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                            PART IV

ITEM 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS
            ON FORM 8-K

(a)  Financial Statements

     1. The following consolidated financial statements and reports are set forth in Item 8:

         Report of Independent Auditors
         Consolidated Balance Sheet
         Consolidated Statement of Income
         Consolidated Statement of Changes in Shareholders'
           Equity
         Consolidated Statement of Cash Flows
         Notes to the Consolidated Financial Statements

     2.  The following schedule is submitted herewith:

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

     (10)(i) Employment Agreement, dated August 29, 1991, between Jersey Shore State Bank and Ronald A. Walko incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-4, No. 333-65821).*

     (10)(ii) Employment Agreement, dated November 5, 1984, between Jersey Shore State Bank and Hubert A. Valencik (incorporated by reference to Exhibit
               (10)(iii) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
               2000).*

     (10)(iii) Employee Severance Benefit Plan, dated May 30, 1996, for Ronald A. Walko (incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-4, No. 333-65821).*

     (10)(iv) Employee Severance Benefit Plan, dated May 30, 1996, for Hubert A. Valencik (incorporated by reference to Exhibit (10)(v) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

     (10)(v)   Penns Woods Bancorp, Inc. 1998 Stock Option Plan
               (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-4,
               No. 333-65821).

     (21)      Subsidiaries of the Registrant.

     (23)      Consent of Independent Certified Public
               Accountants.

     (99)(i) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (99)(ii) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes compensatory plan or arrangement.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2003                PENNS WOODS BANCORP, INC.

                              BY: /s/ Ronald A. Walko
                                 -------------------------------
                                 Ronald A. Walko,
                                 President and
                                 Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Ronald A. Walko
-----------------------------
Ronald A. Walko                President, Chief   March 11, 2003
                               Executive Officer
                               and Director

/s/ Sonya E. Scott
-----------------------------
Sonya E. Scott                 Principal          March 11, 2003
                               Accounting Officer
                               and Principal
                               Financial Officer

/s/ Phillip H. Bower
-----------------------------
Phillip H. Bower               Director           March 11, 2003

/s/ Lynn S. Bowes
-----------------------------
Lynn S. Bowes                  Director           March 11, 2003

/s/ Michael J. Casale, Jr.
-----------------------------
Michael J. Casale, Jr.         Director           March 11, 2003

/s/ H. Thomas Davis, Jr.
-----------------------------
H. Thomas Davis, Jr.           Director           March 11, 2003

/s/ James M. Furey II
-----------------------------
James M. Furey II              Director           March 11, 2003

/s/ Jay H. McCormick
-----------------------------
Jay H. McCormick               Director           March 11, 2003

/s/ R. Edward Nestlerode, Jr.
-----------------------------
R. Edward Nestlerode, Jr.      Director           March 11, 2003

/s/ James E. Plummer
-----------------------------
James E. Plummer               Director           March 11, 2003

/s/ William H. Rockey
-----------------------------
William H. Rockey              Senior Vice        March 11, 2003
                               President and
                               Director

                          CERTIFICATIONS

     I, Ronald A. Walko, Chief Executive Officer of Penns Woods
Bancorp, Inc. (the "Company"), certify that:

     1. I have reviewed this annual report on Form 10-K of Penns Woods Bancorp, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's Board of
Directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 11, 2003         /s/ Ronald A. Walko
                              ----------------------------------
                              Ronald A. Walko
                              Chief Executive Officer

     I, Sonya E. Scott, Chief Financial Officer of Penns Woods
Bancorp, Inc. (the "Company"), certify that:

     1. I have reviewed this annual report on Form 10-K of Penns Woods Bancorp, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     4. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's Board of
Directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the

Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003          /s/ Sonya E. Scott
                              ----------------------------------
                              Sonya E. Scott
                              Chief Financial Officer

EXHIBIT INDEX

     (21)      Subsidiaries of the Registrant.

     (23)      Consent of Independent Certified Public
               Accountants.

     (99)(i) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (99)(ii) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

