Form 10-Q
period 2003-03-31
PENNS WOODS BANCORP INC
filed 2003-05-15
CIK 716605

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                          FORM 10-Q


[X]  Quarterly Report pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934 for the Quarterly Period
     Ended March 31, 2003,

[ ]  Transition report pursuant to Section 13 or 15 (d) of the
     Exchange Act for the Transition Period from _______________ to _______________.

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

                       (570) 322-1111
        Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES [  X  ]              NO[     ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

             YES [  X  ]              NO[     ]

On May 13, 2003 there were 3,030,129 of the Registrant's common stock outstanding.

                  PENNS WOODS BANCORP, INC.
           INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                           Page
                                                          Number
                                                          ------

Part I  Financial Information

        Item 1.  Financial Statements

                 Consolidated Balance Sheet (unaudited)
                 as of March 31, 2003 and December 31, 2002   3

                 Consolidated Statement of Income
                 (unaudited) for the Three Months ended
                 March 31, 2003 and 2002                      5

                 Consolidated Statement of Comprehensive
                 Income (unaudited) For the Three Months
                 ended March 31, 2003 and 2002                7

                 Consolidated Statement of Changes in
                 Shareholders' Equity (unaudited) for the
                 Three Months ended March 31, 2003            8

                 Consolidated Statement of Cash Flows
                 (unaudited) for the Three Months ended
                 March 31, 2003 and 2002                      9

                 Notes to Consolidated Financial
                 Statements                                11-16

        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                17-24

        Item 3.  Quantitative and Qualitative Disclosure
                 About Market Risk                           24

        Item 4.  Controls and Procedures                     24

Part II  Other Information                                   24

         Signatures                                          26

Item 1.  Financial Statements

                    PENNS WOODS BANCORP, INC.
                   CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)

                                        March 31,   December 31,
                                          2003          2002
                                        ---------   ------------
                                             (in thousands)
ASSETS:
  Cash and due from banks               $ 17,898      $ 11,731
  Investment securities available for
    sale                                 199,173       176,436
  Investment securities held to
    maturity (market value of $1,210
    and $1,289)                            1,176         1,181
  Loans held for sale                      2,072         2,651
  Loans, net of unearned discount of
    $793 and $769                        251,240       257,845
  Allowance for loan losses               (3,018)       (2,953)
                                        --------      --------
      Loans, net                         248,222       254,892

  Bank premises and equipment, net         4,731         4,856
  Accrued interest receivable              2,351         2,460
  Bank-owned life insurance                8,607         8,537
  Goodwill                                 3,032         3,032
  Other assets                             6,940         6,430
                                        --------      --------
        TOTAL ASSETS                    $494,202      $472,206
                                        ========      ========
LIABILITIES:
  Demand deposits                       $ 59,994      $ 67,061
  Interest-bearing demand deposits        82,181        78,590
  Savings deposits                        64,332        60,417
  Time deposits                          134,267       133,780
                                        --------      --------
      Total deposits                    $340,774      $339,848

  Short-term borrowings                   13,417        13,563
  Other borrowings                        70,878        51,778
  Accrued interest payable                   983         1,092

  Other liabilities                        3,310         2,783
                                        --------      --------
Total liabilities                        429,362       409,064
                                        --------      --------
SHAREHOLDERS' EQUITY:
  Common stock, par value $10;
    10,000,000 shares authorized;
    3,137,832 and 3,136,832 shares
    issued                              $ 31,378      $ 31,368
  Additional paid-in capital              18,314        18,291
  Retained earnings                       13,028        11,749
  Accumulated other comprehensive
    income                                 5,617         5,145
  Less:  Treasury stock at cost,
    107,703 and 105,503                   (3,497)       (3,411)
                                        --------      --------
      Total shareholders' equity        $ 64,840      $ 63,142
                                        --------      --------
        TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY          $494,202      $472,206
                                        ========      ========

See accompanying notes to the unaudited consolidated financial statements.

                    PENNS WOODS BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                           (UNAUDITED)

                                             Three Months Ended
                                                 March 31,
                                          ----------------------
                                              2003        2002
                                          ---------   ----------
                                            (in thousands except
                                              per share data)
INTEREST INCOME:
  Interest and fees on loans                 $4,995      $5,270
  Interest and dividends on investments:
    Taxable                                   1,199         982
    Tax-exempt                                  863         785
  Other dividend and interest income             35          39
                                          ---------   ---------
      Total interest and dividend income      7,092       7,076
                                          ---------   ---------
INTEREST EXPENSE:
  Interest on deposits                        1,633       2,037
  Interest on short-term borrowings              72         117
  Interest on other borrowings                  681         565
                                          ---------   ---------
      Total interest expense                  2,386       2,719
                                          ---------   ---------
  Net interest income                         4,706       4,357
  Provision for loan losses                      90         105
                                          ---------   ---------
  Net interest income after provision
   for loan losses                            4,616       4,252
                                          ---------   ---------
OTHER INCOME:
  Service charges                               465         390
  Securities gains(losses), net                 101        (119)
Earnings on bank-owned life insurance           104         100
  Insurance commissions                         358         572
  Other operating income                        255         339
                                          ---------   ---------
     Total other operating income             1,283       1,282
                                          ---------   ---------
OTHER EXPENSES:
  Salaries and employee benefits              1,635       1,628
  Occupancy expense, net                        233         195
  Furniture and equipment expense               285         207

  Other expenses                                986         922
                                          ---------   ---------
      Total other operating expenses          3,139       2,952
                                          ---------   ---------
INCOME BEFORE INCOME TAX PROVISION            2,760       2,582
APPLICABLE INCOME TAX PROVISION                 573         485
                                          ---------   ---------
      NET INCOME                             $2,187      $2,097
                                          =========   =========
EARNINGS PER SHARE - BASIC                   $ 0.72      $ 0.69

EARNINGS PER SHARE - DILUTED                 $ 0.72      $ 0.69

BASIC WEIGHTED AVERAGE SHARES
  OUTSTANDING                             3,030,357   3,037,934

DILUTED WEIGHTED AVERAGE SHARES
  OUTSTANDING                             3,031,910   3,040,468

See accompanying notes to the unaudited consolidated financial statements.

                    PENNS WOODS BANCORP, INC.
          CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           (UNAUDITED)

                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                               2003       2002
                                              ------     -------
                                               (in thousands)
Net Income                                    $2,187     $2,097
Other comprehensive income (loss):
  Unrealized gains (losses) on available
    for sale securities                       $  816     $ (566)
  Less: Reclassification adjustment for
    gain (loss) included in net income           101       (119)
                                              ------     ------
Other comprehensive income (loss) before
  tax                                            715       (447)
Income tax expense (benefit) related to
  other comprehensive income                     243       (152)
Other comprehensive income (loss), net of
  tax                                            472       (295)
                                              ------     ------
Comprehensive income                          $2,659     $1,802
                                              ======     ======

See accompanying notes to the unaudited consolidated financial statements.

                      PENNS WOODS BANCORP, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           (UNAUDITED)
               (in thousands except per share data)

                                                                        ACCUMULATED
                             COMMON STOCK      ADDITIONAL                  OTHER                      TOTAL
                         -------------------     PAID-IN    RETAINED   COMPREHENSIVE   TREASURY   SHAREHOLDERS'
                           SHARES     AMOUNT     CAPITAL    EARNINGS       INCOME        STOCK        EQUITY
                         ---------   -------   ----------   --------   -------------   --------   -------------
Balance, December 31,
  2002                   3,136,832   $31,368     $18,291    $11,749        $5,145      $(3,411)      $63,142

Net income for the
  three months ended
  March 31, 2003                                              2,187                                    2,187
Dividends declared,
  $0.30                                                        (908)                                    (908)
Treasury Stock acquired
  (2,200 shares)                                                                            (86)         (86)
Net change in unreal-
  ized gain on invest-
  ments available for
  sale, net of tax
  of $243                                                                     472                        472
Stock options exercised      1,000        10          23                                                  33
                         ---------   -------     -------    -------        ------      --------      -------
Balance, March 31,
  2003                   3,137,832   $31,378     $18,314    $13,028        $5,617      $ (3,497)     $64,840
                         =========   =======     =======    =======        ======      ========      =======

See accompanying notes to the unaudited consolidated financial statements.

                    PENNS WOODS BANCORP, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)

                                                          Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                           2003        2002
                                                        ---------   ---------
                                                            (in thousands)
OPERATING ACTIVITIES:
  Net Income                                            $  2,187    $  2,097
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                           201         138
      Provision for loan losses                               90         105
      Accretion and amortization of investment
        security discounts and premiums                     (142)       (248)
      Securities losses (gains), net                        (101)        119
      Originations of loans held for sale                 (2,258)     (3,919)
      Proceeds of loans held for sale                      2,837       5,408
      Earnings on bank-owned life insurance                  104         100
      Decrease in all other assets                           161          99
      Increase in all other liabilities                      418         458
                                                        --------    --------
        Net cash provided by operating activities       $  3,497    $  4,357
                                                        --------    --------
INVESTING ACTIVITIES:
  Investment securities available for sale:
    Proceeds from sales                                    3,703      11,540
    Proceeds from calls and maturities                     8,182       2,795
    Purchases                                            (33,664)    (24,808)
  Investment securities held to maturity:
    Proceeds from calls and maturities                        29          28
    Purchases                                                (24)         (6)
  Net decrease in loans                                    6,580       5,464
  Acquisition of bank premises and equipment                 (76)        (37)
  Proceeds from the sale of foreclosed assets                  -          64
  Gross proceeds from redemption of regulatory stock           -         505
Gross purchases of regulatory stock                         (979)       (705)
                                                        --------    --------
        Net cash used in investing activities           $(16,249)   $ (5,160)
FINANCING ACTIVITIES:
  Net increase in interest-bearing deposits                7,993       5,054
  Net decrease in noninterest-bearing deposits            (7,067)     (4,091)
  Net increase (decrease) in short-term borrowings          (146)      1,699
  Proceeds from other borrowings                          19,100           -
  Dividends paid                                            (908)       (819)
  Stock options exercised                                     33           -
  Purchase of Treasury Stock                                 (86)       (197)
                                                        --------    --------
        Net cash  provided by financing activities        18,919       1,646
                                                        --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  6,167         843
CASH AND CASH EQUIVALENTS, BEGINNING                      11,731      14,844
                                                        --------    --------
CASH AND CASH EQUIVALENTS, ENDING                       $ 17,898    $ 15,687
                                                        ========    ========

     The Company paid approximately $2,495,000 and $2,846,000 interest on deposits and other borrowings during the first quarter of 2003 and 2002, respectively.

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

     The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for the fair presentation of results for such periods. All of those adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2002.

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which was effective January 1, 2003, did not have a material effect on the Company's financial position or results of operations.

     In April 2002, the FASB issued FAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. The provisions of this statement related to the rescission of FAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early adoption of the provisions of this statement related to FAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial
statements issued on or after May 15, 2002.   The adoption of this
statement did not have a material effect on the Company's financial position or results of operations.

     In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

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

     In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives
that warrant separate accounting.   This statement is effective for
contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation has not and is not expected to have a material effect on the Company's financial position or results of operations.

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

                                            Three Months Ended
                                                March 31,
                                         -----------------------
                                            2003         2002
                                         ----------   ----------
Weighted average common shares
  outstanding                            3,137,316    3,131,644

Average treasury stock shares             (106,959)     (93,710)
                                         ---------    ---------

Weighted average common shares and
  common stock equivalents used to
  calculate basic earnings per share     3,030,357    3,037,934

Additional common stock equivalents
  (stock options)used to calculate
  diluted earnings per share                 1,553        2,534
                                         ---------    ---------

Weighted average common shares and
  common stock equivalents used to
  calculate diluted earnings per share   3,031,910    3,040,468
                                         =========    =========

     Options to purchase 20,350 shares of common stock at prices from $42.00 to $53.18 were outstanding during the three months ended March 31, 2003 and 2002, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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
comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting
Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation

                      EARNINGS SUMMARY

 Comparison of the Three Months Ended March 31, 2003 and 2002

Interest Income

     For the three months ended March 31, 2003, total interest income increased by $16,000 compared to the first three months of 2002. Total interest and dividends on investments increased $295,000 and interest and fees on loans decreased $275,000. Other dividend and interest income decreased $4,000. Overall, the increase in total interest income of $16,000 is the result of an increase in the volume of investment securities average balance held for the period relative to the same period a year ago offset by a decrease in the return on loans. Interest income generated from the net increase in volume of interest earning assets was offset by a general decline in rates.

     On a tax equivalent basis, investment security interest income increased $329,000 for the first quarter of 2003 compared to the first quarter of 2002. The increase of taxable interest is due to the significant purchase of U.S. Government Agency securities over the past year. US Treasury and Agency securities average balance increased interest income $673,000 while the decrease in the average of S&P securities decreased interest income $293,000. Management has repositioned the investment portfolio from longer term assets to shorter term assets to take advantage of the cash flow opportunities for reinvestment. Interest earned on other securities decreased $51,000. The net growth in the volume of investment holdings has generated additional interest that has offset the 79 basis point negative impact of lower rates.

     Historically low rates have negatively affected interest income collected on variable and new loans compared to a year ago. The average Prime rate during the quarter was the lowest it has been for over thirty years. A 54 basis point decrease of the tax equivalent return on loans, partially offset by an increase in the average balance of $2.8 million, caused a decrease of $291,000 to interest income.

Interest Expense

     For the three months ended March 31, 2003, total interest expense decreased by $333,000 or 12% compared to the first three months of 2002. Historically low interest rates have positively impacted interest expense.

Lower rates for all deposit accounts contribute the most substantial decrease in interest expense. The rate on interest paid on deposits
declined 88 basis points.   Interest expense on savings deposits decreased
$75,000 and interest expense on time deposits decreased $329,000. Favorable long-term borrowing rates offer opportunities to reduce interest
expenses over the coming years.   The rate paid for interest on borrowings
decreased 77 basis points. Interest paid on short-term borrowings decreased $45,000. The Company borrowed an additional $20 million in long term advances through the FHLB during the first quarter of 2003 to minimize future borrowing costs and to enhance asset and liability positioning. The $116,000 increase in expense on other borrowings is the result of the additional advances offset by the 32 basis point decline in the resulting weighted average rate.

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

     Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2003, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy, employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank's loan loss allowance. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

     The allowance for loan losses increased from $2,953,000 at December 31, 2002 to $3,018,000 at March 31, 2003. At March 31, 2003
allowance for loan losses was 1.2% of total loans compared to 1.1% of total loans at December 31, 2002. This percentage is consistent with the Bank's historical experience and peer banks. Management's conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date.

     The provision for loan losses totaled $90,000 for the three months ended March 31, 2003. The provision for the same period in 2002 was $105,000.

     For the three month period ending March 31, 2003, charge-offs exceeded recoveries by $25,000 compared to the same period ended March 31, 2002, when charge-offs exceeded recoveries by $74,000.

     An overall decrease was experienced in non-performing loans from the December 31, 2002 total of $2,096,000 to $1,205,000 on March 31, 2003.
This decline consisted of a commercial and industrial loans decrease of $34,000, a real estate secured loans decrease of $848,000 and an installment loans decrease of $9,000. The real estate secured loan has been paying to the original agreed upon terms and has been deemed by management to meet the classification of a performing loan.

     Based upon this analysis as well as the others noted above, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in its loan portfolio.

Other Operating Income

     Other operating income for the three months ended March 31, 2003 increased $1,000. Excluding net security gains, other income decreased $219,000. Service charges increased $75,000 due to the increase of both the fee charged for overdrafts and the quantity of overdrafts. Insurance commissions earned by the Bank's subsidiary, The M Group, decreased $214,000 while earnings on bank-owned life insurance increased $4,000 from the same period in 2002. Other income decreased $84,000.

     Management has analyzed its equity portfolio for impairment that would qualify as other than temporary. Impairment is determined using factors such as length of time and the extent to which the market value is less than cost; the financial condition and the near-term prospects of the issuer; and the intent and ability of the Company to retain its investment to allow for the market to recover. In doing so, management has identified securities within the equity portfolio that have an other than temporary decline in market value. Management has reserved an additional

$289,000, which was charged to security gains and losses, to provide for this decline. Extracting the $289,000 charge, security gains increased $509,000. The Company sold securities that were determined to have attained their maximum long-term potential value which thereby resulted in gains on securities.

Other Operating Expense

     For the three months ended March 31, 2003 total other operating expenses increased $187,000 over the same period in 2002.

     Occupancy expense increased $38,000 and furniture and equipment expense increased $78,000. Occupancy expenses experienced an overall increase due to rent, maintenance, and utilities for the new State College Wal-Mart Branch. The increase in furniture and equipment expense is a result of the purchase of a Wide Area Network system. Salary expense increased $7,000 due to the standard cost of living salary increases offset by the decline in commissions earned by The M Group and the retirement of an executive officer. An overall increase in other expenses totaled $64,000 and is the result of normal operational increases.

Provision for Income Taxes

     The provision for income taxes for the three months ended March 31, 2003 resulted in an effective income tax rate of 20.76% compared to 18.78% for the corresponding period in 2002. This increasing effective tax rate is the result of management's repositioning of the investment portfolio from tax-exempt securities to taxable securities. The tax effects of the repositioning were examined by management a part of the strategic plan.

ASSET/LIABILITY MANAGEMENT

Assets

     At March 31, 2003, total assets were $494.2 million compared to $472.2 million at December 31, 2002. Cash and due from banks increased $6.2 million during the first three months of 2003. Investment securities totaled $200.3 million at March 31, 2003 or a net increase of $22.7 million over the corresponding balance at December 31, 2002. During this period, net loans decreased by $6.7 million to $248.2 million. Loans held for resale decreased $579,000 to $2.1 million. Loan growth has been affected by businesses and consumers reluctant to borrow in an uncertain economic environment. The investment growth is largely attributed to management's strategic plan to benefit from the low borrowing rates by taking advantage of over a 200 basis point interest rate spread of investments with similar maturity periods.

Deposits

     At March 31, 2003 total deposits amounted to $340.8 million representing an increase of $1 million, from total deposits at December 31, 2002. Non-interest bearing demand deposits decreased $7.1 million while interest-bearing demand deposits increased $3.6 million. Savings increased $3.9 million and time deposits increased $487,000.

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

     At March 31, 2003 the Company was "well capitalized" with a total capital ratio of 22.61%, a Tier I capital ratio of 21.01% and a Tier I leverage ratio of 12.32%

Liquidity and Interest Rate Sensitivity

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

     1.  Net Loans to Total Assets,  70% maximum
                             21



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

     Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential as well as the current cost of borrowing funds. The Company has a current borrowing capacity at the Federal Home Loan Bank of $219.2 million. In addition to this credit arrangement the Company has additional lines of credit with correspondent banks of $10.5 million. The Company's management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. Federal Home Loan Bank advances totaled $71.8 million as of March 31, 2003.

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

     There has been no substantial changes in the Company's GAP analyses or simulation analyses compared to the information provided in the Company's SEC 10-K for the period ended December 31, 2002.

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

Item 3.  Quantitative and Qualitative Disclosure About
         Market Risk

     Market risk for the Company is comprised primarily from interest rate risk exposure and liquidity risk. Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level. The Company's interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally. There has been no substantial changes in the Company's GAP analyses or simulation analyses compared to the information provided in the Company's SEC 10-K for the period ended December 31, 2002. Additional information and details are provided in the Interest Sensitivity section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         (99)(i) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002.

         (99)(ii) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002.

A.  Reports on Form 8-K

    April 8, 2003 - First Quarter Earnings Press Release (Item 12)

    April 28, 2003 - First Quarter Shareholders' Report (Item 12)

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PENNS WOODS BANCORP, INC.
                               (Registrant)


Date:  May 13, 2003            /s/Ronald A. Walko
                               ------------------------------
                               Ronald A. Walko, President and
                               Chief Executive Officer


Date:  May 13, 2003            /s/Sonya E. Scott
                               ------------------------------
                               Sonya E. Scott, Secretary

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

5.  The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's
    auditors and the audit committee of Company's board of
    directors:
                             27



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

Date:  May 13, 2003            /s/Ronald A. Walko
                               -----------------------------
                               Ronald A. Walko,
                               Chief Executive Officer

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

5.  The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's
    auditors and the audit committee of Company's board of
    directors:
                              29



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

Date:  May 13, 2003           /s/Sonya E. Scott
                              -----------------------------
                              Sonya E. Scott,
                              Chief Financial Officer

