Form 10-Q
period 2003-06-30
PENNS WOODS BANCORP INC
filed 2003-08-14
CIK 716605

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-Q


[X]  Quarterly Report pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934 for the Quarterly Period
     Ended June 30, 2003,

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

             YES [  X  ]              NO[     ]

On August 12, 2003 there were 3,027,842 of the Registrant's common stock outstanding.

                  PENNS WOODS BANCORP, INC.
           INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                           Page
                                                          Number
                                                          ------
Part I  Financial Information

Item 1.  Financial Statements

     Consolidated Balance Sheet (unaudited) as of          3-4
     June 30, 2003 and December 31, 2002

     Consolidated Statement of Income (unaudited)          5-6
     for the Three and Six Months ended
     June 30, 2003 and 2002

     Consolidated Statement of Comprehensive Income        7
     (unaudited) For the Three and Six Months ended
     June 30, 2003 and 2002

     Consolidated Statement of Changes in Shareholders'    8
     Equity (unaudited) for the Six Months ended
     June 30, 2003

     Consolidated Statement of Cash Flows (unaudited)      9-10
     for the Six Months ended June 30, 2003 and 2002

     Notes to Unaudited Consolidated Financial Statements  11-17

Item 2.  Management's Discussion and Analysis of           18-28
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About     29
         Market Risk

Item 4.  Controls and Procedures                           30

Part II Other Information

Item 4.  Submission of Matters to a Vote of Security
         Holders                                           31

Item 6.  Exhibits and Reports on Form 8-K                  32

Signatures                                                 33

                       PENNS WOODS BANCORP, INC.
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                         June 30,              December 31,
                                           2003                    2002
                                     -----------------      -----------------
                                                  (in thousands)

ASSETS:
  Cash and due from banks             $       14,109         $       11,731
  Investment securities available            218,731                176,436
    for sale
  Investment securities held to                  966                  1,181
    maturity (market value of $988
    and $1,289)
  Loans held for sale                          2,622                  2,651
  Loans, net of unearned discount
    of $832 and $769                         254,890                257,845
  Allowance for loan losses                   (3,041)                (2,953)
                                      ----------------       ----------------
     Loans, net                              251,849                254,892

  Bank premises and equipment, net             4,652                  4,856
  Accrued interest receivable                  2,545                  2,460
  Bank-owned life insurance                    8,711                  8,537
  Goodwill                                     3,032                  3,032
  Other assets                                 7,992                  6,430
                                      ----------------       ----------------
     TOTAL ASSETS                     $      515,209                472,206
                                      ================       ================

LIABILITIES:
  Demand deposits                     $       58,467                 67,061
  Interest-bearing demand deposits            85,142                 78,590
  Savings deposits                            64,821                 60,417
  Time deposits                              132,134                133,780
                                      ----------------       ----------------
     Total deposits                          340,564                339,848

  Short-term borrowings                       29,306                 13,563
  Other borrowings                            70,878                 51,778
  Accrued interest payable                       957                  1,092
  Other liabilities                            4,489                  2,783
                                      ----------------       ----------------
     Total liabilities                       446,194                409,064
                                      ----------------       ----------------


SHAREHOLDERS' EQUITY
  Common stock, par value $10;
    10,000,000 shares authorized;
    3,138,132 and 3,136,832 shares
    issued                                    31,381                 31,368
  Additional paid-in capital                  18,322                 18,291
  Retained earnings                           15,455                 11,749
  Accumulated other comprehensive
    income                                     7,354                  5,145
  Less: Treasury stock at cost,
    107,703 and 105,503                       (3,497)                (3,411)
                                      ----------------       ----------------
     Total shareholders' equity               69,015                 63,142
                                      ----------------       ----------------
     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY             $      515,209                472,206
                                      ================       ================

See accompanying notes to the unaudited consolidated financial statements.


                      PENNS WOODS BANCORP, INC.
             CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                              Six Months Ended            Three Months Ended
                                                 June 30,                      June 30,
                                           2003            2002          2003            2002
                                        ---------------------------   ---------------------------
                                           (in thousands except          (in thousands except
                                              per share data)               per share data)

INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans            $     9,902   $    10,454     $     4,907  $      5,184
  Interest and dividends on
  investments:
    Taxable                                   2,769          2,171          1,570         1,189
    Tax-exempt                                1,593          1,569            730           784
  Other dividend and interest income             79             81             44            42
                                        ------------   ------------   ------------   -----------
  Total interest and dividend income         14,343         14,275          7,251         7,199
                                        ------------   ------------   ------------   -----------

INTEREST EXPENSE:
  Interest on deposits                        3,122          4,007          1,489         1,970
  Interest on short-term borrowings             172            276            100           159
  Interest on other borrowings                1,487          1,176            806           611
                                        ------------   ------------   ------------   -----------
     Total interest expense                   4,781          5,459          2,395         2,740
                                        ------------   ------------   ------------   -----------
  Net interest income                         9,562          8,816          4,856         4,459
  Provision for loan losses                     135            185             45            80
                                        ------------   ------------   ------------   -----------
  Net interest income after provision
    loan losses                               9,427          8,631          4,811         4,379
                                        ------------   ------------   ------------   -----------

OTHER INCOME:
  Service charges                               937            832            472           442
  Securities gains (losses), net              1,851           (191)         1,750           (72)
  Earnings on bank-owned life insurance         207            201            103           101
  Insurance commissions                         750          1,112            392           540
  Other operating income                        525            573            270           234
                                        ------------   ------------   ------------   -----------
     Total other operating income             4,270          2,527          2,987         1,245
                                        ------------   ------------   ------------   -----------

OTHER EXPENSES:
  Salaries and employee benefits              3,320          3,351          1,685         1,723
  Occupancy expense, net                        465            404            232           209
  Furniture and equipment expense               548            412            263           205
  Other expenses                              2,034          1,841          1,048           919
                                        ------------   ------------   ------------   -----------
     Total other operating expenses           6,367          6,008          3,228         3,056
                                        ------------   ------------   ------------   -----------
INCOME BEFORE INCOME TAX PROVISION            7,330          5,150          4,570         2,568
APPLICABLE INCOME TAX PROVISION               1,806          1,013          1,233           528
                                        ------------   ------------   ------------   -----------
NET INCOME                              $     5,524          4,137          3,337         2,040
                                        ============   ============   ============   ===========


EARNINGS PER SHARE - BASIC              $      1.82           1.36           1.10          0.67
EARNINGS PER SHARE - DILUTED            $      1.82           1.36           1.10          0.67

BASIC WEIGHTED AVERAGE SHARES
  OUTSTANDING                             3,030,281      3,035,750      3,030,207     3,039,590

DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                      3,032,461      3,038,391      3,032,748     3,042,152


See accompanying notes to the unaudited consolidated financial statements.


                     PENNS WOODS BANCORP, INC.
     CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)


                                                               Three Months Ended June 30,
                                                               2003                   2002
                                                        -----------------      ------------------
                                                                     (in thousands)
Net Income                                                         $3,337                  $2,040
Other comprehensive income:
  Unrealized gains on available for sale securities     $4,382                 $1,560
  Less: Reclassification adjustment for gain (loss)
    included in net income                               1,750                    (72)
                                                        -----------------      ------------------
Other comprehensive income before tax                               2,632                   1,632
Income tax expense related to other comprehensive
  income                                                              895                     555
Other comprehensive income, net of tax                              1,737                   1,077
                                                                    -----                   -----
Comprehensive income                                               $5,074                  $3,117
                                                                    =====                   =====


                                                                Six Months Ended June 30,
                                                               2003                   2002
                                                        -----------------      ------------------
                                                                     (in thousands)
Net Income                                                         $5,524                 $4,137
Other comprehensive income:
  Unrealized gains on available for sale securities     $5,198                $  994
  Less: Reclassification adjustment for gain (loss)
    included in net income                               1,851                   (191)
                                                         ----------------      ------------------
Other comprehensive income before tax                               3,347                   1,185
Income tax expense related to other comprehensive
  income                                                            1,138                     403
Other comprehensive income, net of tax                              2,209                     782
                                                                    -----                   -----
Comprehensive income                                               $7,733                  $4,919
                                                                    =====                   =====


See accompanying notes to the unaudited consolidated financial statements.


                        PENNS WOODS BANCORP, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (UNAUDITED)
                  (in thousands except per share data)

                                                                          ACCUMULATED
                                     COMMON        ADDITIONAL                OTHER
                                     STOCK          PAID IN    RETAINED  COMPREHENSIVE  TREASURY  SHAREHOLDERS'
                                SHARES     AMOUNT    CAPITAL    EARNINGS     INCOME       STOCK       STOCK
                               ---------   -------  ---------  --------- -------------- -------- -------------

Balance, December 31, 2002      3,136,832  $31,368   $18,291    $11,749     $5,145      $(3,411)    $63,142

Net income for the six months
  ended June 30, 2003                                             5,524                               5,524
Dividends declared, $0.60                                        (1,818)                             (1,818)
Treasure Stock acquired
  (2,200 shares)                                                                            (86)        (86)
Net change in unrealized gain
  on investments available for
  sale, net of tax of $1,138                                                 2,209                     2,209
Stock options exercised             1,300       13        31                                               44
                                ---------   ------   -------     ------      -----      -------       -------
Balance, June 30, 2003          3,138,132  $31,381   $18,322    $15,455     $7,354      $(3,497)     $69,015
                                =========   ======    ======     ======      =====       =======      ======


See accompanying rates to the unaudited consolidated financial statements.


                      PENNS WOODS BANCORP, INC.
           CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                           Six Months Ended
                                                                               June 30,
                                                                         2003             2002
                                                                       --------         --------
                                                                            (in thousands)
OPERATING ACTIVITIES:
Net Income                                                             $ 5,524          $  4,137
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                             399               275
  Provision for loan losses                                                135               185
  Accretion and amortization of investment security
  discounts and premiums                                                  (204)             (491)
  Securities losses (gains), net                                        (1,851)              191
  Originations of loans held for sale                                   (6,982)           (8,778)
  Proceeds of loans held for sale                                        7,011            10,831
  Earnings on bank-owned life insurance                                   (207)             (201)
  Decrease in all other assets                                          (1,061)             (570)
  Increase in all other liabilities                                      1,571               188
                                                                        ------            -------
       Net cash provided by operating activities                         4,335             5,767
                                                                        ------            -------

INVESTING ACTIVITIES:
Investment securities available for sale:
  Proceeds from sales                                                   24,629            25,009
  Proceeds from calls and maturities                                    21,878             4,388
  Purchases                                                            (83,400)          (51,793)
Investment securities held in maturity:
  Proceeds from calls and maturities                                       239                90
  Purchases                                                                (24)              (40)
Net decrease (increase) in loans                                         2,809              (495)
Acquisition of bank premises and equipment                                (195)             (311)
Proceeds from the sale of foreclosed assets                                -                  91
Gross proceeds from redemption of regulatory stock                         196             1,262
Gross purchases of regulatory stock                                     (1,788)           (1,337)
                                                                       --------           -------
       Net cash used in investing activities                           (35,656)          (23,136)

FINANCING ACTIVITIES:
Net increase in interest-bearing deposits                                9,310            15,188
Net decrease in noninterest-bearing deposits                            (8,594)           (4,705)
Proceeds of long-term borrowings                                        19,100             5,000
Net increase in short-term borrowings                                   15,743             1,764
Dividends paid                                                          (1,818)           (1,638)
Stock options exercised                                                     44               -
Purchase of Treasury Stock                                                 (86)            (197)
                                                                       -------           -------
       Net cash provided by financing activities                        33,699           15,412
                                                                        -------          -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     2,378           (1,957)
CASH AND CASH EQUIVALENTS, BEGINNING                                    11,731           14,844
                                                                        -------          -------
CASH AND CASH EQUIVALENTS, ENDING                                      $14,109          $12,887
                                                                        -------          -------


The Company paid approximately $4,916,000 and $5,515,000 interest on deposits and other borrowings during the first half of 2003 and 2002, respectively.

The Company made income tax payments of approximately $1,100,000 and $1,095,000 during the first six months of 2003 and 2002, respectively.

Transfers from loans to foreclosed assets held for sale amounted to approximately $98,000 and $200,000 during the first half of 2003 and 2002, respectively.

See accompanying notes to the unaudited consolidated financial statements.


PENNS WOODS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  Basis of Presentation

The consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries Woods Investment Company, Inc., Woods Real Estate Development Company, Inc., and Jersey Shore State Bank (the "Bank") and its wholly-owned subsidiary, The M Group, Inc. D/B/A The Comprehensive Financial Group ("The M Group"). All significant inter-company balances and transactions have been eliminated in the consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not necessarily include all information which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 2002


Recent Accounting Pronouncements

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

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation.
FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies - regardless of the accounting method used - by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material effect on the Company's financial statements.

In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS
No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement has not and is not expected to have a material effect on the Company's reported equity.

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

NOTE 2.  Per Share Data

There are no convertible securities, which would affect the numerator in calculating basis and dilutive earnings per share, therefore, net income as presented on the consolidated statement of income will be used as the numerator. The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive per share computation.


                                            Three Months Ended             Six Months Ended
                                                 June 30,                      June 30,
                                           2003            2002          2003            2002
                                        ---------------------------   ---------------------------

Weighted average common shares
  outstanding                            3,137,911     3,131,644      3,137,616    3,131,644

Average treasury stock shares             (107,703)      (92,054)      (107,335)     (95,894)
                                        -----------    ----------     ----------   ----------

Weighted average common shares and
  common stock equivalents used to
  calculate basic earnings per share     3,030,208     3,039,590      3,030,281    3,035,750

Additional common stock equivalents
  (stock options) used to calculate
  diluted earnings per share                 2,540         2,562          2,180        2,641
                                         ---------     ---------      ---------    ---------

Weighted average common shares and
  common stock equivalents used to
  calculate diluted earnings per share   3,032,748     3,042,152     3,032,461    3,038,391
                                         =========     =========     =========    =========


Options to purchase 9,900 shares of common stock at the price of $53.18 were outstanding during the three and six months ended June 30, 2003, and 20,350 shares of common stock at the prices of $42.00 and $53.18 per share were outstanding during the three and six months ended June 30, 2002, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION


EARNINGS SUMMARY

Comparison of the Six Months Ended June 30, 2003 and 2002

Interest Income

For the six months ended June 30, 2003, total interest income increased by $68,000 compared to the first six months of 2002. Total interest and dividends on investments increased $622,000 and interest and fees on loans decreased $552,000. Overall, the increase in total interest income of $68,000 is the result of an increase of $44,599,000 in the average balance of investment securities held for the current period relative to the same period a year ago offset by a decrease in the return on loans of approximately 57 basis points. Overall, interest income generated from the net increase in volume of interest earning assets of $47,904,000 was offset by a general decline in rates of approximately 80 basis points.

On a tax equivalent basis, calculated utilizing the statutory tax rate of 34%, investment security interest income increased $633,000 for the first half of 2003 compared to the first half of 2002. The increase of taxable interest of $1,415,000 is due to the significant purchase of U.S. Government securities over the past year, with the average of these securities increasing $68,611,000, while the decrease in the average of tax-exempt States & Political securities decreased tax equivalent interest income $755,000. Management has repositioned the investment portfolio from longer term assets to shorter term assets to take advantage of the cash flow opportunities for reinvestment in anticipation of rising rates. The net growth in the volume of investment holdings has generated additional interest income that has offset the 84 basis point decline in the overall portfolios weighted average interest rates.

Within the loan portfolio, a 57 basis point decrease of the tax equivalent return on loans was partially offset by an increase in the average balance of loans of $3,305,000 in comparing the six months ended June 30, 2003 to the same period for 2002. Variable rate loans within the portfolio and other new loan originations at lower effective rates have aided in the reduction of net income compared to a year ago because of the historically low rates. The average Prime rate during the quarter was the lowest it had been for the past 30 years.


Interest Expense

For the six months ended June 30, 2003, total interest expense decreased by $678,000 or 12% compared to the first six months of 2002. Low interest rates have positively impacted interest expense. Lower rates for all deposit accounts contribute the most substantial decrease in interest expense. Since June 30, 2003, the weighted average rate on interest paid on deposits declined 89 basis points for the six months ended June 30, 2003 since the same period in 2002. Interest expense on savings deposits decreased $319,000 and interest expense on time deposits decreased $566,000 for the six months ended June 30, 2003 compared to the same period in 2002.

Favorable long-term borrowing rates offer opportunities to reduce interest expenses over the coming years. Throughout the first half of 2003, the Company borrowed an additional
$20 million in long-term advances through the FHLB to minimize future borrowing costs and to enhance asset and liability positioning. These additional borrowings were utilized by management to take advantage of current investment opportunities while minimizing interest rate risk. The $311,000 increase in expense on long-term borrowings is the result of these additional advances with average advances of $18,712,000 offset by the 62 basis point decline in the resulting weighted average interest rate for the first half of 2003 compared to the first half of 2002. Interest paid on short-term borrowings decreased $104,000 as a result of an overall decline in the weighted average interest rate of 110 basis points while the average balances outstanding during the six month period increased $1,700,000.


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

The allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. Loss factors are based on management's consideration of the nature of the portfolio segments, changes in mix and volume of the loan portfolio, and historical loan loss experience. In addition, management considers industry standards and trends with respect to non-performing loans and its knowledge and experience with specific lending segments.

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2003, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy, employment and delays in receiving financial information from borrowers could result in increased levels of non-performing assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank's loan loss allowance. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan losses increased from $2,953,000 at December 31, 2002 to $3,041,000 at June 30, 2003. At June 30,
2003, allowance for loan losses was 1.2% of total loans compared to 1.1% of total loans at December 31, 2002. This percentage is consistent with the Bank's historical experience and peer banks. Management's conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date.


The provision for loan losses totaled $135,000 for the six months ended June 30, 2003. The provision for the same period in 2002 was $185,000. For the six month period ending June 30, 2003, charge-offs exceeded recoveries by $47,000 compared to the same period ended June 30, 2002, when charge-offs exceeded recoveries by $112,000. The $65,000 change in charge-offs has prompted management to reduce the provision for loan losses.

An overall decrease was experienced in non-performing loans from the December 31, 2002 total of $2,096,000 to $1,309,000 on
June 30, 2003. This decline consisted of a commercial and industrial loans decrease of $44,000, a real estate secured loan decrease of $741,000 and an installment loans decrease of $2,000. A real estate secured loan has been paying to the original agreed upon terms and has been deemed by management to meet the classifications of a performing loan.

Based upon this analysis, as well as the others noted above, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in its loan portfolio.


Other Operating Income

Other operating income for the six months ended June 30, 2003 increased $1,743,000. Net security gains represented an increase of $2,042,000 resulting from management's reacting to the opportunities available to sell investment securities without significantly impacting the overall effective yield of the investment portfolio. Management continues to closely monitor the investment portfolio for other similar opportunities which may become available. Excluding net security gains, other income decreased $299,000. Service charges increased $105,000 due to the increase of both the fee charged for overdrafts and the quantity of overdrafts. Insurance commissions earned by the Bank's subsidiary, The M Group, decreased $362,000 while earnings on bank-owned life insurance increased $6,000 from the same period in 2002. Other income decreased $48,000 because of one-time life insurance proceeds of $116,000 received in the first half of 2002 and income generated from the use of debit cards provided $20,000 of additional other income.


Management has analyzed its equity portfolio for impairment that would qualify as other than temporary. Impairment is determined using factors such as length of time and the extent to which the market value is less than cost; the financial condition and the near-term prospects of the issuer; and the intent and ability of the Company to retain its investment to allow for the market to recover. In doing so, management has identified securities within the equity portfolio that have an other than temporary decline in market value. Management has reserved an additional $292,000, which was charged to security gains and losses for the period ending June 30, 2003, to provide for this decline. In the first half of 2002, management reserved an additional $80,000 which was charged to security gains and losses. Excluding the $292,000 for 2003 and the $80,000 charge for 2002, security gains increased $2,254,000. The Company sold securities that were determined to have attained their maximum long-term potential value which thereby resulted in gains on securities.


Other Operating Expense

For the six months ended June 30, 2003 total other operating expenses increased $359,000 over the same period in 2002.

Occupancy expense increased $61,000 and furniture and equipment expense increased $136,000. Occupancy expenses experienced an overall increase due to rent, maintenance, and utilities for the new State College Wal-Mart Branch. The increase in furniture and equipment expense is a result of the depreciation of a Wide Area Network system. The salary expense decrease of $31,000 for the period ended June 30, 2003 compared to the same period in 2002 was due to the decline in commission earned by the M Group and the retirement of an executive officer offset by the standard cost of living salary increases. An overall increase in other expenses totaled $193,000 for the first half of 2003 compared to the same period in 2002 and is the result of normal operational cost increases.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2003 resulted in an effective income tax rate of 24.64% compared to 19.67% for the corresponding period in 2002. This increasing effective tax rate is the result management's repositioning of the investment portfolio from tax-exempt securities to taxable securities and the substantial security gains taken in the first half of 2003. The tax effects of the repositioning were examined by management as part of the strategic plan.

Comparison of the Three Months Ended June 30, 2003 and 2002

Interest Income

During the second quarter of 2003 interest income earned was $7,251,000 an increase of $52,000 over the same quarter in 2002.

Interest income on loans decreased $277,000 due to a decline in average prime rates during 2003 relative to the second quarter of 2002. The reduction of loan interest income was due to a 53 basis point decrease of the rate on loans, offset slightly by the increase in the average loan balance.

An increase of $329,000 occurred in interest and dividends on investments. Taxable interest increased $381,000, primarily due to the large purchase of short-term, taxable securities in the second quarter of 2003 and a 63 basis point rate decrease compared to the second quarter of 2002. Non-taxable interest decreased $54,000, the result of repositioning the balance sheet from non-taxable securities to taxable securities, and dividends increased $2,000.

Interest Expense

Interest expense during the second quarter of 2003 decreased by $345,000 or 13% over interest expense incurred during the second quarter of 2002. Interest expense on savings deposits decreased $244,000 primarily as a result of a 99 basis point decline in the effective weighted average interest rate for the periods. The weighted average interest rate for time deposit decreased
69 basis points for a savings of $237,000. Short-term borrowings interest expense decreased by both the reduction of the borrowings average balances and a 67 basis point decline in the interest rate. Interest paid on long-term borrowings increased due to the substantial increase in volume and the 85 basis point decrease in the interest rate.


Other Operating Income

Total other operating income for the quarter ended June 30, 2003 compared to the same period in 2002 increased $1,742,000. The increase is due to an increase of security gains of $1,822 and a decrease of $148,000 of the insurance commissions earned by the Bank's subsidiary, The M Group, Inc. during the second quarter of this year. Service charges grew $30,000 because of the increase of the overdraft fee and the quantity of overdrafts. Earnings on bank-owned life insurance increased $2,000 and other operating income decreased $36,000.

Other Operating Expense

Total other operating expenses increased $172,000. Salaries and employee benefits decreased $38,000 attributed to both the decrease on commissions earned by The M Group, Inc. and the retirement of an executive officer. Occupancy expense increased during the second quarter of 2003 compared to the second quarter of 2002 by $23,000. Furniture and equipment expense increased $58,000. Other operating expenses increased during the three month period in 2003 when compared to the same period in 2002 by $129,000.

Provision for Income Taxes

Income taxes increased $705,000 for the quarter ended
June 30,2003 compared to the second quarter of 2002. The effective tax rates for the quarter ended June 30, 2003 and 2002 are 27.0% and 20.6%, respectively.

ASSET/LIABILITY MANAGEMENT

Assets

At June 30, 2003, total assets were $515.2 million compared to $472.2 million at December 31, 2002. Cash and due from banks increased $2.4 million during the first six months of 2003. Investment securities totaled $219.7 million at June 30, 2003 or a net increase of $42.1 million over the corresponding balance at December 31, 2002. During this period, net loans decreased by $3.0 million to $251.8 million. Loans held for resale decreased $29,000 to $2.6 million. Loan growth has been adversely affected by commercial businesses and consumers being reluctant to incur additional debt in an uncertain economic environment. The investment growth is largely attributed to management's strategic plan to benefit from the low borrowing rates by taking advantage of over a 200 basis point interest rate spread of investments with similar maturity periods.


Deposits

At June 30, 2003, total deposits amounted to $340.6 million representing an increase of $716,000 from total deposits at December 31, 2002. Non-interest bearing demand deposits decreased $8.6 million and interest-bearing demand deposits increased $6.5 million from year end 2002 to June 30, 2003. Savings accounts increased $4.4 million and time deposits decreased $1.6 million.


Capital

The adequacy of the Company's capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Company's resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets and preserve high quality credit ratings.

Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total risk-based, Tier I risk-based and Tier I leverage capital requirements. In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvements Act (FDICIA) established five capital categories ranging from "well capitalized" to "critically undercapitalized." To be classified as "well capitalized," Total risk-based, Tier I risk-based and Tier I leverage capital ratios must be at least 10%, 6%, and 5% respectively.


At June 30, 2003, the Company was "well capitalized" with a total risk-based capital ratio of 23.24%, a Tier I capital ratio of 21.42% and a Tier I leverage ratio of 12.06%.

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

Management monitors the Company's liquidity on both a long- and short-term basis thereby, providing management necessary information to react to current balance sheet trends. Cash flow needs are assessed and sources of funds are determined. Funding strategies consider both customer needs and economical cost. Both short- and long-term funding needs are addressed by maturities and sales of available for sale investment securities, loan repayments and maturities, and liquidating money market investments such as federal funds sold. The use of these resources, in conjunction with access to credit provides core ingredients to satisfy depositor, borrower and creditor needs.

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential as well as the current cost of borrowing funds. The Company has a current borrowing capacity at the Federal Home Loan Bank of $237.9 million. In addition to this credit arrangement the Company has additional lines of credit with correspondent banks of $10,500,000. The Company's management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. Federal Home Loan Bank advances totaled $71.8 million as of June 30, 2003.

Interest rate sensitivity, which is closely related to liquidity management, is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. Asset/ liability management strives to match maturities and rates between loan and investment security assets with the deposit liabilities and borrowings that fund them. Successful asset/liability management results in a balance sheet structure which can cope effectively with market rate fluctuations. The matching process is affected by segmenting both assets and liabilities into future time periods (usually 12 months, or less) based upon when repricing can be effected. Repriceable assets are subtracted from repriceable liabilities, for a specific time period to determine the "gap," or difference.
Once known, the gap is managed based on predictions about future market interest rates. Intentional mismatching, or gapping, can enhance net interest income if market rates move as predicted. However, if market rates behave in a manner contrary to predictions, net interest income will suffer. Gaps, therefore, contain an element of risk and must be prudently managed. In addition to gap management, the Company has an asset liability management policy which incorporates a market value at risk calculation which is used to determine the effects of interest rate movements on shareholders' equity and a simulation analysis to monitor the effects of interest rate changes on the Company's balance sheets.

There has been no substantial changes in the Company's GAP analyses or simulation analyses compared to the information provided in the Company's SEC 10-K for the period ended
December 31, 2002.

Generally, management believes the Company is well positioned to respond expeditiously when the market interest rate outlook changes.

Inflation

The asset and liability structure of a financial institution is primarily monetary in nature; therefore, interest rates rather than inflation have a more significant impact on the Corporation's performance. Interest rates are not always affected in the same direction or magnitude as prices of other goods and services, but are reflective of fiscal policy initiatives or economic factors which are not measured by a price index.

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


Item 4.  Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective as of June 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
None

Item 2.  Changes in Securities and Use of Proceeds.
None

Item 3.  Defaults Upon Senior Securities.
None

Item 4.  Submission of Matters to a Vote of Security Holders.
     Penns Woods Bancorp, Inc.'s annual meeting of the shareholders was held on April 30, 2003. The results of the items voted on are listed below:



Issue                Description                          For        Withhold
-----  -------------------------------------------     --------      --------
1.     Election of Directors for a Three Year Term

       Phillip H. Bower                                2,327,427      13,619
       James M. Furey, II                              2,224,428     116,618
       James E. Plummer                                2,331,937       9,109


Issue                Description                          For         Against     Abstain
-----  -------------------------------------------     --------      --------     -------
2.     Ratification of S.R. Snodgrass A.C.,
         Certified Public Accountants as
         independent auditors                          2,316,721      13,425      10,900


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

(31)(i)    Section 302 Certification of Chief Executive Officer

(31)(ii)   Section 302 Certification of Chief Financial Officer

(32)(i)    Certification of Chief Executive Officer pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(ii)   Certification of Chief Financial Officer pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

(B)  Reports on Form 8-K

April 8, 2003 - First Quarter Earnings Press Release (Item 12)

April 28, 2003 - First Quarter Shareholders' Report (Item 12)

July 8, 2003 - Second Quarter Earnings Press Release

July 29, 2003 - Second Quarter Shareholders' Report


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)



Date:  August 12, 2003      /s/ Ronald A. Walko
                            ----------------------------------
                            Ronald A. Walko, President
                            and Chief Executive Officer



Date:  August 12, 2003      /s/ Sonya E. Scott
                            ----------------------------------
                            Sonya E. Scott, Secretary


