Form 10-Q
period 2003-09-30
PENNS WOODS BANCORP INC
filed 2003-11-14
CIK 716605

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2003,

☐	Transition report pursuant to Section 13 or 15 (d) of the Exchange Act for the Transition Period from to .

No. 0-17077
(Commission File Number)

PENNS WOODS BANCORP, INC.

(Exact name of Registrant as specified in its charter)

PENNSYLVANIA	23-2226454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Market Street, Williamsport, Pennsylvania

17701

(Address of principal executive offices)	(Zip Code)

(570) 322-1111
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒        NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act)

YES ☒        NO ☐

On November 8, 2003 there were 3,320,875 of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2003	December 31, 2002
	(in thousands)
ASSETS:
Cash and due from banks	$10,567	$11,731
Investment securities available for sale	212,513	176,436
Investment securities held to maturity (market value of $957 and $1,289)	941	1,181
Loans held for sale	4,728	2,651
Loans, net of unearned discount of $879 and $769	265,506	257,845
Allowance for loan losses	(3,080)	(2,953)
Loans, net	262,426	254,892

Bank premises and equipment, net	4,705	4,856
Accrued interest receivable	2,286	2,460
Bank-owned life insurance	8,808	8,537
Goodwill	3,032	3,032
Other assets	8,467	6,430
TOTAL ASSETS	$518,473	$472,206

LIABILITIES:
Demand deposits	$56,940	$67,061
Interest-bearing demand deposits	82,049	78,590
Savings deposits	64,810	60,417
Time deposits	129,795	133,780
Total deposits	333,594	339,848

Short-term borrowings	42,955	13,563
Other borrowings	70,878	51,778
Accrued interest payable	887	1,092
Other liabilities	2,759	2,783
Total liabilities	451,073	409,064
SHAREHOLDERS’ EQUITY:
Common stock, par value $10; 10,000,000 shares authorized; 3,138,382 and 3,136,832 shares issued	31,384	31,368
Additional paid-in capital	18,327	18,291
Retained earnings	17,558	11,749
Accumulated other comprehensive income	3,739	5,145
Less: Treasury stock at cost, 110,290 and 105,503 shares	(3,608)	(3,411)
Total shareholders’ equity	67,400	63,142
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$518,473	$472,206

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
	(in thousands except per share data)		(in thousands except per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$14,919	$15,685	$5,017	$5,231
Interest and dividends on investments:
Taxable	4,474	3,537	1,705	1,366
Tax-exempt	2,134	2,377	541	808
Other dividend and interest income	97	75	18	(6)

Total interest and dividend income	21,624	21,674	7,281	7,399
INTEREST EXPENSE:
Interest on deposits	4,486	5,969	1,364	1,962
Interest on short-term borrowings	278	395	106	119
Interest on other borrowings	2,344	1,810	857	634
Total interest expense	7,108	8,174	2,327	2,715
Net interest income	14,516	13,500	4,954	4,684
Provision for loan losses	225	275	90	90
Net interest income after provision for
loan losses	14,291	13,225	4,864	4,594
OTHER INCOME:
Service charges	1,415	1,301	478	469
Securities gains, net	3,098	90	1,247	281
Earnings on bank-owned life insurance	304	301	97	100
Insurance commissions	1,175	1,485	425	373
Brokerage Commissions	309	257	119	114
Other operating income	499	605	164	175
Total other operating income	6,800	4,039	2,530	1,512
OTHER EXPENSES:
Salaries and employee benefits	5,058	5,065	1,738	1,576
Occupancy expense, net	687	631	222	227
Furniture and equipment expense	808	639	260	227
Advertising Expense	305	280	100	71
Pennsylvania Shares Tax Expense	342	309	114	103
Other expenses	2,415	2,154	814	866
Total other operating expenses	9,615	9,078	3,248	3,070
INCOME BEFORE INCOME TAX PROVISION	11,476	8,186	4,146	3,036
APPLICABLE INCOME TAX PROVISION	2,941	1,673	1,135	660
NET INCOME	$8,535	$6,513	$3,011	$2,376
EARNINGS PER SHARE - BASIC	$2.82	$2.15	$1.00	$0.79

EARNINGS PER SHARE - DILUTED	$2.81	$2.14	$0.99	$0.78

DIVIDENDS PER SHARE	$0.90	$0.81	$0.30	$0.27

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	3,029,743	3,034,075	3,028,686	3,030,714

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,032,229	3,036,825	3,031,838	3,033,332

See accompanying notes to the unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
	2003	2002
	(in thousands)
Net Income	$3,011		$2,376
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	$(4,230)	$2,844
Less: Reclassification adjustment for gain included in net income	1,247	281
Other comprehensive income (loss) before tax	(5,477)		2,563
Income tax expense (benefit) related to other comprehensive income (loss)	(1,862)		871
Other comprehensive income (loss), net of tax	(3,615)		1,692
Comprehensive income (loss)	$(604)		$4,068

	Nine Months Ended September 30,
	2003	2002
	(in thousands)
Net Income	$8,535		$6,513
Other comprehensive income:
Unrealized gains on available for sale securities	$968	$3,838
Less: Reclassification adjustment for gain included in net income	3,098	90
Other comprehensive income (loss) before tax	(2,130)		3,748
Income tax expense (benefit) related to other comprehensive income (loss)	(724)		1,274
Other comprehensive income (loss), net of tax	(1,406)		2,474
Comprehensive income	$7,129		$8,987

See accompanying notes to the unaudited consolidated financial statements.

PENNS WODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands except per share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, December 31, 2002	3,136,832	$31,368	$18,291	$11,749	$5,145	$(3,411)	$63,142

Net income for the nine months ended September 30, 2003				8,535			8,535
Dividends declared, $0.90				(2,726)			(2,726)
Treasury Stock acquired (4,787 shares)						(197)	(197)
Net change in unrealized loss on investments available for sale, net of tax benefit of $724					(1,406)		(1,406)
Stock options exercised	1,550	16	36				52
Balance, September 30, 2003	3,138,382	$31,384	$18,327	$17,558	$3,739	$(3,608)	$67,400

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30
	2003	2002
	(in thousands)
OPERATING ACTIVITIES:
Net Income	$8,535	$6,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	602	423
Provision for loan losses	225	275
Accretion and amortization of investment security discounts and premiums	(187)	(721)
Securities gains	(3,098)	(90)
Originations of loans held for sale	(16,008)	(12,787)
Proceeds of loans held for sale	13,931	14,248
Earnings on bank-owned life insurance	(304)	(301)
Decrease (increase) in all other assets	1,250	(596)
Increase (decrease) in all other liabilities	(229)	618
Net cash provided by operating activities	4,717	7,582

INVESTING ACTIVITIES:

Investment securities available for sale:
Proceeds from sales	34,623	46,234
Proceeds from calls and maturities	41,392	7,092
Purchases	(110,937)	(84,234)
Investment securities held to maturity:
Proceeds from calls and maturities	264	124
Purchases	(24)	(40)
Net increase in loans	(7,860)	(1,930)
Acquisition of bank premises and equipment	(451)	(733)
Proceeds from the sale of foreclosed assets	72	116
Gross proceeds from redemption of regulatory stock	196	1,262
Gross purchases of regulatory stock	(2,523)	(1,337)
Net cash used in investing activities	(45,248)	(33,446)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	3,867	25,682
Net increase (decrease) in noninterest-bearing deposits	(10,121)	3,206
Proceeds of long-term borrowings	19,100	5,000
Net increase (decrease) in short-term borrowings	29,392	(1,250)
Dividends paid	(2,726)	(2,457)
Stock options exercised	52	4
Purchase of Treasury Stock	(197)	(358)
Net cash provided by financing activities	39,367	29,827
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,164)	3,963
CASH AND CASH EQUIVALENTS, BEGINNING	11,731	14,844
CASH AND CASH EQUIVALENTS, ENDING	$10,567	$18,807

The Company paid approximately $7,313,000 and $8,266,000 interest on deposits and other borrowings during the first three quarters of 2003 and 2002, respectively.

The Company made income tax payments of approximately $2,150,000 and $2,154,000 during the first nine months of 2003 and 2002, respectively.

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  Basis of Presentation

The consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries Woods Investment Company, Inc., Woods Real Estate Development Company, Inc., and Jersey Shore State Bank (the “Bank”) and its wholly-owned subsidiary, The M Group, Inc. D/B/A The Comprehensive Financial Group (“The M Group”).  All significant inter-company balances and transactions have been eliminated in the consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not necessarily include all information which would be included in audited financial statements.  The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of the period.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount.  The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations.  The adoption of this statement, which was effective January 1, 2003, did not have a material effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).  The new statement is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation.  FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards.  This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results.  To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.  FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements.  In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.  The adoption of this statement did not have a material effect on the Company’s financial statements.

In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133.  The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.   This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.  The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In November, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.  This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The objective of the initial measurement of that liability is the fair value of the guarantee at its inception.  The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities.  Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.  In October, 2003, the FASB decided to defer to the fourth quarter from the third quarter the implementation date for Interpretation No. 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003.

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

Options to purchase 9,900 shares of common stock at the price of $53.18 were outstanding during the three and nine months ended September 30, 2003, and 20,350 shares of common stock at the prices of $42.00 and $53.18 per share were outstanding during the three and nine months ended September 30, 2002, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Weighted average common shares outstanding	3,138,146	3,131,732	3,137,793	3,131,674

Average treasury stock shares	(109,460)	(101,018)	(108,050)	(97,599)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,028,686	3,030,714	3,029,743	3,034,075

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	3,152	2,618	2,486	2,750

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,031,838	3,033,332	3,032,229	3,036,825

Reclassification of Comparative Amounts

Certain comparative amounts for the prior periods have been reclassified to conform to current period presentations.  Such reclassifications had no effect on net income or stockholders’ equity.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the  increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EARNINGS SUMMARY

Comparison of the Nine Months Ended September 30, 2003 and 2002

Interest Income

For the nine months ended September 30, 2003, total interest and dividends on investments increased $716,000 and interest and fees on loans decreased $766,000.  The decrease in total interest income of $50,000 is the result of an increase of $46,940,000 in the average balance of investment securities held for the current period relative to the same period a year ago  offset by a decrease in the return on loans of approximately 57 basis points.  Overall, interest income generated from the net increase in volume of interest earning assets of $51,791,000 was offset by a general decline in rates of approximately 93 basis points.

On a tax equivalent basis, calculated utilizing the statutory tax rate of 34%, investment security income increased $590,000 for the first nine months of 2003 compared to the first nine months of 2002.  The increase of taxable security income of $959,000 is due to the significant purchase of U.S. Government  securities over the past year, with the average of these securities increasing $73,098,000,  while the decrease in the average of tax-exempt States & Political securities decreased tax equivalent interest income $369,000.  Management has repositioned the investment portfolio from longer term assets to shorter term assets to take advantage of the cash flow opportunities for reinvestment in anticipation of rising rates. The net growth in the volume of investment holdings has generated additional interest income that has offset the 112 basis point decline in the overall portfolios weighted average interest rates.

Within the loan portfolio, a 57 basis point decrease of the tax equivalent return on loans was partially offset by an increase in the average balance of loans of $4,851,000 in comparing the nine months ended September 30, 2003 to the same period for 2002.  Variable rate loans within the portfolio and other new loan originations at lower effective rates have aided in the reduction of net income compared to a year ago because of the historically low rates.  The average Prime rate during the quarter was the lowest it had been for the past 30 years.

Interest Expense

For the nine months ended September 30, 2003, total interest expense decreased by $1,066,000 or 13% compared to the first nine months of 2002.  Low interest rates have contributed to the decline of interest expense.  Lower rates for all deposit accounts contribute the most substantial decrease in interest expense.  The weighted average rate on interest paid on deposits declined 90 basis points for the nine months ended September 30, 2003 since the same period in 2002.  Interest expense on savings deposits decreased $609,000 and interest expense on time deposits decreased $874,000 for the nine months ended September 30, 2003 compared to the same period in 2002.

Favorable long-term borrowing rates offer opportunities to reduce interest expenses over the coming years.  Throughout the first three quarters of 2003, the Company borrowed an additional $20 million in long term advances through the FHLB to minimize future borrowing costs and to enhance asset and liability positioning.  These additional borrowings were utilized by management to take advantage of current investment opportunities while minimizing interest rate risk.  The $534,000 increase in expense on long-term borrowings is the result of these additional advances with average advances of $20,527,000 offset by the 61 basis point decline in the resulting weighted average interest rate for the first three quarters of 2003 compared to the same period of 2002. Interest paid on short-term borrowings decreased $117,000 as a result of an overall decline in the weighted average interest rate of 136 basis points while the average balances outstanding during the nine month period increased $3,510,000.

Provision for Loan Losses

The provision for loan losses is based upon management’s quarterly review of the loan portfolio.  The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets served.  An external independent loan review is also performed annually for the Bank.  Management remains committed to an aggressive program of problem loan identification and resolution.

The allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined.  Loss factors are based on management’s consideration of the nature of the portfolio segments, changes in mix and volume of the loan portfolio, and historical loan loss experience.  In addition, management considers industry standards and trends with respect to nonperforming loans and its knowledge and experience with specific lending segments.

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2003, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, employment and delays in receiving financial information from borrowers could result in increased levels of non-performing assets and charge-offs, increased loan loss provisions and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan losses increased from $2,953,000 at December 31, 2002 to $3,080,000 at September 30, 2003.  At September 30, 2003, allowance for loan losses was 1.1% of total loans at September 30, 2003, as well as December 31, 2002.  This percentage is consistent with the Bank’s historical experience and peer banks.  Management’s conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date.

The provision for loan losses totaled $225,000 for the nine months ended September 30, 2003.  The provision for the same period in 2002 was $275,000.  For the nine months period ending September 30, 2003, charge-offs exceeded recoveries by $98,000 compared to the same period ended September 30, 2002, when charge-offs exceeded recoveries by $174,000.  The $79,000 change in charge-offs in addition to other factors previously stated has prompted management to reduce the provision for loan losses.

An overall decrease was experienced in non-performing loans from the December 31, 2002 total of $2,096,000 to $1,314,000 on September 30, 2003.  This decline consisted of a commercial and industrial loans decrease of $35,000, a real estate secured loan decrease of $722,000 and an installment loans decrease of $25,000.  The primary reason for the change in  nonperforming loans was a real estate secured loan began paying and deemed by management to meet the classifications of a performing loan.

Based upon this analysis, as well as the others noted above, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in its loan portfolio.

Other Operating Income

Other operating income for the nine months ended September 30, 2003 increased $2,761,000.  Net security gains represented an increase of $3,008,000 resulting from managements reacting to the opportunities available to sell investment securities without significantly impacting the overall effective yield of the investment portfolio.  Management continues to closely monitor the investment portfolio for other similar opportunities which may become available.  Excluding net security gains, other income decreased $247,000.  Service charges increased $114,000 due to the increase of both the fee charged for overdrafts and the quantity of overdrafts.  Insurance and brokerage commissions and earned by the Bank’s subsidiary, The M Group, decreased $258,000.  Sales of long term investments are difficult in the current market environment.  The commissions earned are related to the interest rates which are at an historical low.  Other income decreased $54,000 primarily due to the payment of life insurance proceeds of $116,000 received in the first three quarters of 2002.  This decrease was offset by income generated from the use of debit cards provided $23,000 of additional other income.

Management has analyzed its equity portfolio for impairment that would qualify as other than temporary.  Impairment is determined using factors such as length of time and the extent to which the market value is less than cost; the financial condition and the near-term prospects of the issuer; and the intent and ability of the Company to retain its investment to allow for the market to recover.  In doing so, management has identified securities within the equity portfolio that have an other than temporary decline in market value.  Management has reserved an additional $292,000, which was charged against realized security gains and losses.  Excluding the $292,000 for 2003 and the $108,000 charge for 2002, security gains increased $3,192,000.  The Company sold securities that were determined to have attained their maximum long-term potential value which thereby resulted in gains on securities.

Other Operating Expense

An overall increase in other expenses totaled $537,000 for the first three quarters of 2003 compared to the same period in 2002 and is the result of normal operational cost increases.  Occupancy expenses experienced an overall increase of $56,000 primarily due to rent, maintenance, and utilities for the new State College Wal-Mart Branch.  The  increase in furniture and equipment expense of $169,000 is a result of the depreciation of a Wide Area Network system.  The salary expense decrease of $7,000 for the period ended September 30, 2003 compared to the same period in 2002 was due to the decline in commission earned by the M Group and the retirement of an executive officer offset by the standard cost of living salary increases.  Advertising expense increased this year as a result of new brochures purchased.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2003 resulted in an effective income tax rate of 25.63% compared to 20.44% for the corresponding period in 2002.  This increasing effective tax rate is the result management’s repositioning of the investment portfolio from tax-exempt securities to taxable securities and the substantial security gains taken in the first three quarters of 2003.  The tax effects of the repositioning were examined by management as part of the strategic plan.

Comparison of the Three Months Ended September 30, 2003 and 2002

Interest Income

During the third quarter of 2003 interest income earned was $7,281,000, a decrease of $118,000 over the same quarter in 2002.

Interest income on loans decreased $214,000 due to a decline in average prime rates during 2003 relative to the third quarter of 2002.  The reduction of loan interest income was  due to a 54 basis point decrease of the rate on loans, offset slightly by the increase in the average loan balance.

An increase of $96,000 occurred in interest and dividends on investments. Taxable interest increased $363,000, primarily due to the large purchase of short-term, taxable securities in the second quarter of 2003.  Non-taxable interest decreased $267,000, the result of repositioning the balance sheet from non-taxable securities to taxable securities, and dividends increased $20,000.

Interest Expense

Interest expense during the third quarter of 2003 decreased by $388,000 or 14% over interest expense incurred during the third quarter of 2002.  Interest expense on savings deposits decreased $291,000 primarily as a result of a 100 basis point decline in the effective weighted average interest rate for the periods.  The weighted average interest rate for time deposit decreased 76 basis points for a savings of $307,000.  The weighted average balance of short-term borrowings increased $13,658,000 while the 127 basis point decline in the weighted average interest rate had a greater effect on interest expense resulting in a net decrease of $13,000.  Interest paid on long-term borrowings increased $223,000 due to the substantial increase in volume offset partially by the 71 basis point decrease in the weighted average interest rate.

Other Operating Income

Total other operating income for the quarter ended September 30, 2003 compared to the same period in 2002 increased $1,018,000.  The increase is due to an increase of security gains of $966,000, an increase of $57,000 of the insurance and brokerage commissions earned by the Bank’s subsidiary, The M Group, Inc. during the third quarter of this year.  Service charges rose $9,000, earnings on bank-owned life insurance decreased $3,000 and other operating income decreased $11,000.

Other Operating Expense

Total other operating expenses increased $178,000. Salaries and employee benefits increased $162,000 attributed to both the increase on commissions earned by The M Group, Inc. and the standard cost of living salary increases offset by the retirement of an executive officer. Occupancy expense decreased by $5,000 and furniture and equipment expense increased $33,000 during the third quarter of 2003 compared to the third quarter of 2002. Advertising expense rose $29,000 due to the purchase of new brochures and Pennsylvania shares tax increased $11,000 for the third quarter of 2003 compared to that of 2002. Other operating expenses decreased during the three month period in 2003 when compared to the same period in 2002 by $52,000.

Provision for Income Taxes

Income taxes increased $475,000 for the quarter ended September 30,2003 compared to the third quarter of 2002. The effective tax rates for the quarter ended September 30, 2003 and 2002 are 27.38% and 21.74%, respectively.

ASSET/LIABILITY MANAGEMENT

Assets

At September 30, 2003, total assets were $518.4 million compared to $472.2 million at December 31, 2002.  Cash and due from banks decreased $1.2 million during the first nine months of 2003.  Investment securities totaled $213.4 million at September 30, 2003 for a net increase of $35.8 million over the corresponding balance at December 31, 2002.  During this period, net loans increased by $7.5 million to $262.4 million.  Loans held for resale increased $2 million to $4.7 million.  The investment growth is largely attributed to management’s strategic plan to benefit from the low borrowing rates by taking advantage of over a 200 basis point interest rate spread of investments with similar maturity periods.

Deposits

At September 30, 2003, total deposits amounted to $333.6 million representing a decrease of $6.3 million from total deposits at December 31, 2002.  Non-interest bearing demand deposits decreased $10.1 million and interest-bearing demand deposits increased $3.4 million from year end 2002 to September 30, 2003. Savings accounts increased $4.4 million and time deposits decreased $4.0 million.  The current low interest rate environment has resulted in consumers shifting their deposits from time deposits with locked interest rates to interest-bearing demand and savings accounts in anticipation of a rise in interest rates.

Capital

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Company’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets and preserve high quality credit ratings.

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines.  The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total risk-based, Tier I risk-based and Tier I leverage capital requirements. In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvements Act

(FDICIA) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” To be classified as “well capitalized”, Total risk-based, Tier I risked-based and Tier I leverage capital ratios must be at least 10%, 6%, and 5% respectively.

At September 30, 2003, the Company was “well capitalized” with a total risk based capital ratio of 23.24%, a Tier I capital ratio of 21.37% and a Tier I leverage ratio of 11.06%.

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

5.  Investments to Total Deposits, 50% maximum

6.  Total Liquid Assets to Total Assets, 25% minimum

7.  Total Liquid Assets to Total Liabilities, 25% minimum

8.  Net Core Funding Dependence, 35% maximum

Fundamental objectives of the Company’s asset/liability management process are to maintain adequate liquidity while minimizing interest rate risk.  The maintenance of adequate liquidity provides the Company with the ability to meet its financial obligations to depositors, loan customers and stockholders.  Additionally, it provides funds for normal operating expenditures and business opportunities as they arise.  The objective of interest rate sensitivity management is to increase net interest income by managing interest sensitive assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.

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

Management monitors the Company’s liquidity on both a long and short-term basis thereby, providing management necessary information to react to current balance sheet trends.  Cash flow needs are assessed and sources of funds are determined.  Funding strategies consider both customer needs and economical cost.  Both short and long term funding needs are addressed by maturities and sales of available for sale investment securities, loan repayments and maturities, and liquidating money market investments such as federal funds sold.  The use of these resources, in conjunction with access to credit provides core ingredients to satisfy depositor, borrower and creditor needs.

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the Federal Home Loan Bank of $261.4 million.  In addition to this credit arrangement the Company has additional lines of credit with correspondent banks of $10,500,000. The Company’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  Federal Home Loan Bank advances totaled $98.2 million as of September 30, 2003.

Interest rate sensitivity, which is closely related to liquidity management, is a function of the repricing characteristics of the Company’s portfolio of assets and liabilities.  Asset/liability management strives to match maturities and rates between loan and investment security assets with the deposit liabilities and borrowings that fund them.  Successful asset/liability management results in a balance sheet structure which can cope effectively with market rate fluctuations. The matching process is affected by segmenting both assets and liabilities into future time periods (usually 12 months, or less) based upon when repricing can be effected.  Repriceable assets are subtracted from repriceable liabilities, for a specific time period to determine the “gap”, or difference. Once known, the gap is managed based on predictions about future market interest rates.  Intentional mismatching, or gapping, can enhance net interest income if market rates move as predicted.  However, if market rates behave in a manner contrary to predictions, net interest income will suffer.  Gaps, therefore, contain an element of risk and must be prudently managed.  In addition to gap management, the Company has an asset liability management policy which incorporates a market value at risk calculation which is used to determine the effects of interest rate movements on shareholders’ equity and a simulation analysis to monitor the effects of interest rate changes on the Company’s balance sheets.

There has been no substantial changes in the Company’s GAP analyses or simulation analyses compared to the information provided in the Company’s SEC 10-K for the period ended December 31, 2002.

Generally, management believes the Company is well positioned to respond expeditiously when the market interest rate outlook changes.

Inflation

The asset and liability structure of a financial institution is primarily monetary in nature, therefore, interest rates rather than inflation have a more significant impact on the Corporation’s performance.  Interest rates are not always affected in the same direction or magnitude as prices of other goods and services, but are reflective of fiscal policy initiatives or economic factors which are not measured by a price index.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01 (b) (8) of Regulation S-X`.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk for the Company is comprised primarily from interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity  risk management is performed at the Bank level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally.  There has been no substantial changes in the Company’s GAP analyses or simulation analyses compared to the information provided in the Company’s SEC 10-K for the period ended December 31, 2002.  Additional information and details are provided in the Interest Sensitivity section of Item 2. Management’s Discussion and Analysis of Financial Condition  and Results of Operations.

Generally, management believes the Company is well positioned to respond expeditiously when the market interest rate outlook changes.

Item 4.  Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.  Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form-10Q, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)         Changes in internal controls.  There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K.

(A) Exhibits

(3)  (i)              Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3.1 of  the Registrant’s Registration Statement on Form S-4, No. 333-65821).

(3)  (ii)             Bylaws of the Registrant as presently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4, No. 333-65821).

(31) (i)             Section 302 Certification of Chief Executive Officer

(31) (ii)            Section 302 Certification of Chief Financial Officer

(32) (i)             Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32) (ii)            Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K

July 8, 2003-Second Quarter Earnings Press Release

July 29, 2003-Second Quarter Shareholders’ Report

October 10, 2003-Third Quarter Press Release

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.

(Registrant)

Date: November 13, 2003	/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer

Date: November 13, 2003	/s/ Sonya E. Scott
Sonya E. Scott, Secretary

EXHIBIT INDEX