Form 10-K
period 2003-12-31
PENNS WOODS BANCORP INC
filed 2004-03-15
CIK 716605

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 31, 2003

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                                  to

Commission file number            0-17077

PENNS WOODS BANCORP, INC.

(exact name of registrant as specified in its charter)

Pennsylvania	23-2226454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Market Street, P.O. Box 967

Williamsport, Pennsylvania 17703-0967

(Address of principal executive offices)

Registrant’s telephone number, including area code        (570) 322-1111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange which registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, par value $10 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check marke whether the registrant is an accelerated filer as of defined in Rule 12b-2 of the Act.     Yes   ☒  No   ☐

State the aggregate market value of the voting stock held by non-affiliates of the registrant $117,137,176 at June 30, 2003.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 5, 2004
Common Stock, $10 Par Value	3,322,420 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 28, 2004 are incorporated by reference in Part III hereof.

PART I

ITEM 1   BUSINESS

A.  General Development of Business and History

On January 7, 1983, Penns Woods Bancorp, Inc. (the “Company”) was incorporated under the laws of the Commonwealth of Pennsylvania as a bank holding company.  The Jersey Shore State Bank (the “Bank”) became a wholly owned subsidiary of the Company, and each outstanding share of Bank common stock was converted into one share of Company common stock.  This transaction was approved by the shareholders of the Bank on April 11, 1983 and was officially effective on July 12, 1983.  The Company’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank.  The Company’s two other wholly-owned subsidiaries are Woods Real Estate Development Co, Inc. and Woods Investment Co., Inc.

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

In October 2000, the Bank acquired The M Group, Inc. D/B/A The Comprehensive Financial Group (“The M Group”). The M Group, which operates as a subsidiary of the Bank, offers insurance and securities brokerage services. Securities are offered by The M Group through ING Financial Partners, Inc., a registered broker-dealer.

Neither the Company nor the Bank anticipates that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on its competitive position.  The Bank is not dependent on a single customer or a few customers, the loss of whom would have a material effect on the business of the Bank.

The Bank employed approximately 150 persons as of December 31, 2003.  The Company does not have any employees.  The principal officers of the Bank also serve as officers of the Company.

A copy of the Code of Ethics and Code of Conduct for the Corporation can be requested from Sonya E. Scott, the Secretary of the Corporation, at 300 Market Street, Williamsport, PA  17701.  A link with access to the Corporation’s SEC 10K filings, annual reports, and quarterly filings cand be found at www.jssb.com.

B.  Regulation and Supervision

The Company is also subject to the provisions of the Bank Holding Company Act of 1956, as amended (the “BHCA”) and to supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”).  The Bank is subject to the supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”), as its primary federal regulator and as the insurer of the Bank’s deposits.  The Bank is also regulated and examined by the Pennsylvania Department of Banking (the “Department”).

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

A bank holding company is prohibited under the BHCA from engaging in, or acquiring direct or indirect control of, more than 5% of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Under the BHCA, the FRB has the authority to require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Bank holding companies are required to comply with the FRB’s risk-based capital guidelines.  The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.  Currently, the required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, less certain intangible assets.  The remainder (“Tier 2 capital”) may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, 45% of net unrealized gains on marketable equity securities and a limited amount of the general loan loss allowance.  The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

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

C.  Regulation of the Bank

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions of, the business of the Bank.  It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of the Bank.  As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

Prompt Corrective Action - The FDIC has specified the levels at which an insured institution will be considered “well- capitalized,” “adequately capitalized,” “undercapitalized,” and “critically undercapitalized.” In the event an institution’s capital deteriorates to the “undercapitalized” category or below, the Federal Deposit Insurance Act (the “FDIA”) and FDIC regulations prescribe an increasing amount of regulatory intervention, including: (1)  the institution of a capital restoration plan by a bank and a guarantee of the plan by a parent institution; and (2) the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver.  For well-capitalized institutions, the FDIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity.

Deposit Insurance - There are two deposit insurance funds administered by the FDIC - the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”).  The Bank’s deposits are insured under the BIF; however, the deposits assumed by the Bank in connection with the merger of Lock Haven Savings Bank are treated and assessed as SAIF-insured deposits.  The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measure.  Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution’s subgroup assignment is based upon the FDIC’s judgment of the institution’s strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to gauging the risk posed by the institution.  Only institutions with a total capital to risk-adjusted assets ratio of 10.0% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group.   As of December 31, 2003, the Bank’s ratios were well above required minimum ratios.

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

While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation (“FICO”) bonds.  FICO was created by Congress to issue bonds to finance the resolution of failed thrift institutions.  The current annual FICO assessment for the Bank (and all banks) is $.0154 $100 of BIF deposits.

Other Legislation

The Fair and Accurate Credit Transactions Act (“FACT”) was signed into law on December 4, 2003.  This law extends the previously existing Fair Credit Reporting Act.  New provisions added by FACT address the growing problem of identifying theft.  Consumers will be able to initiate a fraud alert when they are victims of identity theft, and credit reporting agencies will have additional duties.  Consumers will also be entitled to obtain free credit reports, and will be granted certain additional privacy rights.  Regulators will be issuing rules to implement FACT over the next year, and some of these rules will likely impose additional duties on the Bank, although the Company does not believe that the application of these new rules will have a material effect on its operations.

The Sarbanes-Oxley Act of 2002 was enacted to enhance penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws.  The Sarbanes-Oxley Act generally applies to all companies, including the Company, that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or the Exchange Act.  The legislation includes provisions, among other things, governing the services that can be provided by a public company’s independent auditors and the procedures for approving such services, requiring the chief executive officer and chief financial officer to certify certain matters relating to the company’s periodic filings under the Exchange Act, requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest, increasing disclosure requirements relating to critical financial accounting policies and their application, increasing penalties for securities law violations, and creating a new public accounting oversight board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms.  In response to the legislation, the national securities exchanges and NASDAQ have adopted new rules relating to certain matters, including the independence of members of a company’s audit committee as a condition to listing or continued listing.  The Company does not believe that the application of these new rules to the Company will have a material effect on its results of operations.

In addition, Congress is often considering some financial industry legislation. The Company cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

In addition to federal banking law, the Bank is subject to the Pennsylvania Banking Code. The Banking Code was amended in late 2000 to provide more complete “parity” in the powers of state-chartered institutions compared to national banks and federal savings banks doing business in Pennsylvania. Pennsylvania banks have all the same ability to form financial subsidiaries authorized by the Gramm-Leach-Bliley Act, as do national banks.

Environmental Laws

Environmentally related hazards have become a source of high risk and potential liability for financial institutions relating to their loans.  Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower.  The Company is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding which is likely to have a material adverse effect on the financial condition or results of operations of the Company.

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

DESCRIPTION OF BANK

a.  History and Business

Jersey Shore State Bank “(“Bank”)” was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly owned subsidiary of the Company on July 12, 1983.

As of December 31, 2003, the Bank had total assets of $511,634,000; total shareholders’ equity of $54,130,000 and total deposits of $334,828,000.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation for the maximum amount provided under current law.

The Bank engages in business as a commercial bank, doing business at several locations in Lycoming, Clinton and Centre Counties, Pennsylvania.  The Bank offers insurance and securities brokerage services        through its wholly owned subsidiary, The M Group, Inc. D/B/A The Comprehensive Financial Group.

Services offered by the Bank include accepting time, demand and savings deposits including Super NOW accounts, regular savings accounts, money market accounts, investment certificates, fixed rate certificates of deposit and club accounts.  Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans and the renting of safe deposit facilities.  Additional services include making residential mortgage loans, revolving credit loans with overdraft protection, small business loans, etc.  Business loans include seasonal credit collateral loans and term loans.

The Bank’s loan portfolio mix can be classified into four principal categories of real estate, agricultural, commercial and consumer.

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

Financial information that is required on all commercial mortgages includes the most current three years’ balance sheets and income statements and projections on income to be developed through the project.  In the case of corporations and partnerships, the principals are often asked to indebt themselves personally as well.  Residential mortgages, repayment ability

is determined from information contained in the application and recent income tax returns.   Emphasis is on credit, employment, income and residency verification.  Broad hazard insurance is always required and flood insurance where applicable.  In the case of construction mortgages, builders risk insurance is requested.

Agricultural loans for the purchase or improvement of real estate must meet the Bank’s real estate underwriting criteria.  The only permissible exception is when a Farmers Home Loan Administration guaranty is obtained.  Agricultural loans made for the purchase of equipment are usually payable in five years, but never more than seven, depending upon the useful life of the purchased asset.  Minimum borrower equity required is 20%.  Livestock financing criteria depends upon the nature of the operation.  A dairy herd could be financed over three years, but a feeder operation would require cleanup in intervals of less than one year.  Agricultural loans are also made for crop production purposes.  Such loans are structured to repay within the production cycle and not carried over into a subsequent year.   General purpose working capital loans are also a possibility with repayment expected within one year.  It is also a general policy to collateralize non-real estate loans with not only the asset purchased but also junior liens on all other available assets.  Insurance and credit criteria is the same as mentioned previously.  In addition, annual visits are made to our agricultural customers to determine the general condition of assets.   Personal credit requirements are handled as consumer loans.

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

Equipment loans are generally amortized over three to seven years, with an owner equity contribution required of at least 20% of the purchase price.  Unusually expensive pieces may be financed for a longer period depending upon the asset’s useful life.  The increased cash flow resulting from the additional piece, through improved income or greater depreciation expense, serves in establishing the terms.  Insurance coverage with the Bank as loss payee is required, especially in the case where the equipment is rolling stock.

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

Consumer loan products include second mortgages, automobile financing, small loan requests, overdraft check lines and PHEAA referral loans.  Our policy includes standards used in the industry on debt service ratios and terms are consistent with prudent underwriting standards and the use of proceeds.   Verifications are made of employment and residency, along with credit history.  Second mortgages are confined to equity borrowing and home improvements.  Terms are generally ten years or less and rates are fixed.  Loan to collateral value criteria is 80% or less and verifications are made to determine values.   Automobile financing is generally restricted to five years and done on a direct basis.  The Bank, as a practice, does not floor plan and therefore does not discount dealer paper.  Small loan requests are to accommodate personal needs such as the purchase of small appliances or for the payment of taxes.  Overdraft check lines are limited to $5,000 or less.

The Bank’s investment portfolio is analyzed and priced on a      monthly basis. Investments are made in U.S. Treasuries, U.S. Agency issues, bank qualified municipal bonds, corporate bonds and corporate stocks which consist of Pennsylvania bank stocks.  Bonds with BAA or better ratings are used, unless a local issue is purchased that has a lesser or no rating.

Factors taken into consideration when investments are made include liquidity, the Company’s tax position and the policies of the Asset/Liability Committee.

The Bank has experienced deposit growth in the range of .96% to 11.37% over the last five years.  This growth has primarily come in the form of core deposits.  Although the Bank has regular opportunities to bid on pools of funds of $100,000 or more in the hands of municipalities, hospitals and others, it does not rely on these monies to fund loans on intermediate or longer-term investments.  Minor seasonal growth in deposits is experienced at or near the year-end.

It is the policy of the Bank to generally maintain a rate sensitive asset (RSA) to rate sensitive liability (RSL) ratio of 150% of equity for a 6-month time horizon, 150% of equity for a 2-year time horizon and 150% of equity for a 5-year time horizon.

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

The policies and regulations of the FRB have had and will probably continue to have a significant effect on the Bank’s deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank’s operation in the future.  The effect of such policies and regulations upon the future business and earnings of the Bank cannot accurately be predicted.

EXECUTIVE OFFICERS OF THE REGISTRANT:

NAME	AGE	FIVE-YEAR ANALYSIS OF DUTIES
Ronald A. Walko	57

President and Chief Executive Officer of the Company; the Bank; The M Group; and Woods Investment Company, Inc.; Vice President of Woods Real Estate Development Co, Inc.; and Federal Bank examiner prior to 1986 for an eighteen-year period.

Hubert A. Valencik	62

Senior Vice President of the Company; Senior Vice President and Operations Officer of the Bank; Vice President of Woods Real Estate Development Co, Inc.; Vice President - Operations of The M Group; Vice President with another bank prior to 1985 for a fourteen-year period.

Sonya E. Scott	44	Secretary of the Company; Senior Vice President and Chief Financial Officer of the Bank; Secretary and Treasurer of Woods Real Estate Development Co, Inc.; Woods Investment Co.,Inc.; and The M Group.

ITEM  2    PROPERTIES

The Company owns and leases its properties.  Listed herewith are the locations of properties owned or leased, in which the banking offices and Financial Center are located; all properties are in good condition and adequate for the Bank’s purposes:

Office	Address
Main	115 South Main Street	Owned
P.O. Box 5098
Jersey Shore, Pennsylvania 17740

Bridge Street	112 Bridge Street	Owned
Jersey Shore, Pennsylvania 17740

DuBoistown	2675 Euclid Avenue	Under Lease
DuBoistown, Pennsylvania 17702

Williamsport	300 Market Street	Owned
P.O. Box 967
Williamsport, Pennsylvania 17703-0967

Montgomery	9094 Rt 405 Highway	Under Lease
Montgomery, Pennsylvania 17752

Lock Haven	4 West Main Street	Owned
Lock Haven, Pennsylvania 17745

Mill Hall	(Inside Wal-Mart), 167 Hogan Boulevard	Under Lease
Mill Hall, Pennsylvania 17751

Spring Mills	Ross Hill Road, P.O. Box 66	Owned
Spring Mills, Pennsylvania 16875

Centre Hall	2842 Earlystown Road	Land Under Lease
Centre Hall, Pennsylvania 16828

Zion	100 Cobblestone Road	Under Lease
Bellefonte, Pennsylvania 16823

Jersey Shore State Bank	1952 Waddle Road, Suite 106	Under Lease
Financial Center	State College, Pennsylvania 16803
State College

The M Group, Inc. D/B/A The Comprehensive Financial Group	705 Washington Boulevard Williamsport, Pennsylvania 17701	Under Lease

State College	(Inside Wal-Mart), 1665 North Atherton Place	Under Lease
State College, Pennsylvania 16803

ITEM  3    LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims arise against the Company and its subsidiary.  There are no such legal proceedings or claims currently pending or threatened.

ITEM  4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM  5    MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

	HIGH	LOW	Dividends Declared
2001
First quarter	$30.45	$24.77	$0.23
Second quarter	30.00	24.77	0.23
Third quarter	29.09	27.95	0.23
Fourth quarter	32.27	28.32	0.42
2002
First quarter	$31.82	$29.39	$0.25
Second quarter	33.06	30.00	0.25
Third quarter	32.45	29.27	0.25
Fourth quarter	33.50	30.00	0.49
2003
First quarter	$41.27	$32.86	$0.27
Second quarter	47.43	37.71	0.27
Third quarter	42.32	38.64	0.27
Fourth quarter	47.91	40.85	0.68

The Common Stock is listed on the Nasdaq National Market under symboe “PWOD”.  The following table sets forth (1) the quarterly high and low prices for a share of the Company’s Common Stock during the periods indicated, and (2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 2001.  The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission.  They may not necessarily represent actual transactions.

The Bank has paid cash dividends since 1941.  The Company has paid dividends since the effective date of its formation as a bank holding company.  It is the present intention of the Registrant’s Board of Directors to continue the dividend payment policy; however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Registrant considers dividend policy.  Cash available for dividend distributions to shareholders of the Registrant must initially come from dividends paid by the Bank to the Company.  Therefore, the restrictions on the Bank’s dividend payments are directly applicable to the Company.

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

As of March 5, 2004, the Registrant had approximately 1,224 shareholders of record.

ITEM  6    SELECTED FINANCIAL DATA

The following table sets forth certain financial data as of and for each of the years in the five-year period ended December 31, 2003.

	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share amounts)

Consolidated Statement of Income Data:
Interest income	$29,052	$29,104	$28,736	$28,454	$26,030
Interest expense	9,265	10,846	12,481	12,778	10,518
Net interest income	19,787	18,258	16,255	15,676	15,512
Provision for loan losses	255	365	372	286	286
Net interest income after provision for loan losses	19,532	17,893	15,883	15,390	15,226
Other income	8,634	5,453	5,109	2,615	3,527
Other expense	13,289	12,213	11,272	9,820	9,339
Income before income taxes	14,877	11,133	9,720	8,185	9,414
Applicable income taxes	3,703	2,247	1,978	1,619	2,224
Net Income	$11,174	$8,886	$7,742	$6,566	$7,190

Consolidated Balance Sheet at End of Period:
Total assets	$527,381	$472,206	$424,810	$394,913	$373,742
Loans	275,828	257,845	251,623	244,798	231,815
Allowance for loan losses	(3,069)	(2,953)	(2,927)	(2,879)	(2,823)
Deposits	334,318	339,848	305,150	278,134	255,573
Long-term debt — other	70,878	51,778	41,778	31,778	27,278
Shareholders’ equity	69,769	63,142	55,252	50,514	46,085

Per Share Data:
Net income
Earnings per share - Basic	$3.35	$2.66	$2.30	$1.91	$2.09
Earnings per share - Diluted	3.35	2.66	2.30	1.91	2.09
Cash dividends declared	1.49	1.24	1.11	1.00	0.92
Adjusted Book value	21.00	18.94	16.53	14.83	13.41
Number of shares outstanding, at end of period	3,321,560	3,031,329	3,039,590	3,097,293	3,123,372
Average number of shares outstanding	3,330,585	3,336,312	3,371,845	3,431,494	3,433,554
Selected financial ratios:
Return on average shareholders’ equity	16.60%	15.00%	14.38%	13.77%	14.96%
Return on average total assets	2.24%	2.01%	1.95%	1.74%	1.99%

Net interest income to average interest earning assets	4.28%	4.45%	4.39%	4.35%	4.63%
Dividend payout ratio	44.76%	46.40%	48.17%	52.18%	44.20%
Average shareholders’ equity to average total assets	13.51%	13.39%	13.54%	12.62%	13.81%
Loans to deposits, at end of period	83.94%	76.65%	83.77%	88.62%	90.39%

Per share data and number of shares outstanding have been adjusted in each reporting period to give retroactive effect to a stock split effected in the form of a 10% stock dividend issued October 30,2003.

ITEM 7     MANAGEMENT’S DISCUSSIONA AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to pretax equivalents based on the marginal corporate federal tax rate of 34%.  The tax equivalent adjustment to net interest income for 2003, 2002, and 2001 were $1,367,000, $1,739,000, and $1,689,000, respectively.

2003 vs 2002

Reported net interest income increased $1,529,000 or 8.4% from year end 2002 to year end 2003.  The decrease in total interest income of $52,000 is the result of an increase of $44,185,000 in the average balance of investment securities held for the current period relative to the same period a year ago offset by a decrease in the return on loans of approximately 62 basis points.  Overall, interest income generated from the net increase in volume of interest earning assets was offset by a decline in rates of approximately 94 basis points.

On a tax equivalent basis, net interest income increased 5.8% or $1,157,000, to $21,154,000 in a period when both average interest earning assets and average interest-bearing liabilities increased.  The increase of taxable security income of $2,646,000 is due to the significant purchase of U.S. Government securities over the past year, with the average of these securities increasing $70,159,000, while the decrease in the average of tax-exempt State & Political securities decreased tax equivalent interest income $2,082,000.  The investment portfolio has been repositioned from longer term assets to shorter term assets to take advantage of the cash flow opportunities for reinvestment in anticipation of rising rates.  The net growth in the volume of investment holdings has generated additional interest income that has offset the 111 basis point decline in the overall portfolios weighted average interest rates.

Within the loan portfolio, a 62 basis point decrease of the tax equivalent return on loans was partially offset by an increase of $7,612,000 in the average balance of loans when comparing the year 2003 to the year 2002.  Variable rate loans within the portfolio and other new loan originations at lower effective rates aided in the reduction of new income compared to a year ago because of the historically low rates.

For the year ended December 31, 2003, reported interest expense decreased $1,581,000 or 14.6% over the same period of 2002.  Lower rates for all deposit accounts contribute the most substantial decrease in interest expense.  The weighted average rate on interest paid on deposits declined 92 basis points for the year 2003 since the year end 2002.  The overall average balance of savings deposits increased $17,925,000, offset by a decrease in the weighted average rate for a net decrease in the related interest expense of $997,000. Interest expense on time deposits decreased  $1,204,000 due to both the 76 basis point decline in the weighted average rate and the decrease in the average balance of $5,453,000.

Favorable long-term borrowing rates offer opportunities to reduce interest expenses over the coming years.  Throughout 2003, the Company borrowed an additional $19.1 million in long term advances through the FHLB to minimize future borrowing costs and to enhance liability positioning.  These additional borrowings were utilized by management to take advantage of current investment opportunities while minimizing interest rate risk.  The $693,000 increase in expense on long-term borrowings is the result of these additional advances with average balances of $20,986,000 partially offset by the 64 basis point decline in the resulting weighted average interest rate for the year ending December 31, 2003 compared to the same period in 2002.  Interest paid on short-term borrowings decreased $73,000 as a result of an overall decline in the weighted average interest rate of 131 basis points while the average balances outstanding during the year increased $8,322,000.  The increase in short-term borrowings is the result of taking advantage of the opportunity to borrow from Federal Home Loan Bank at historically low rates.

2002 vs 2001

Fully taxable equivalent net interest income increased $2,053,000 or 11.44% to $19,997,000 during the year 2002. The net interest income growth was the result of an increase in interest income of $418,000 and a decrease in interest expense of $1,635,000.

The effective interest differential increased 3 basis points to 4.87% from December 31, 2001 to December 31, 2002.  Prime rates and federal funds rates held steady most of the year declining 50 basis points in November.  The low rates had a greater impact on the repricing of deposits than they had on loans and investment securities.  The Company’s assets and liabilities were positioned to benefit from the rate environment.  Overall, rates had a positive impact on earnings.  Although interest-earning assets suffered a reduction in income due to rates of $2,033,000, interest expense relating to interest-bearing liabilities also declined by $2,326,000.  The net effect was an increase in income of $293,000 due to rates.

Total average interest earning assets increased $39,805,000 during 2002 which contributed $2,451,000 to net interest income.

Interest income on loans decreased during 2002 by $1,055,000.  This was the result of a decrease in interest income of $1,669,000 due to rate offset by an increase in interest income of $614,000 due to volume.  Total average loans increased from 2001 to 2002 by $7,021,000 which contributed to the volume increase.  Although the volume increased, as loans were paid off and new loans originated, low prime rates caused a reduction in interest income.  Bank prime rates remained relatively low in 2002 compared to historical standards and were directly responsible for the decline in interest income of $1,669,000.  This is evident by the decline of the average rate on total loans from 8.92% in 2001 to 8.26% in 2002.

Investment securites interest income contributed $1,473,000 of additional income in 2002 relative to 2001.  Taxable securities income represented the majority of the increase at $1,390,000 while tax-exempt investment securities added $83,000.  Together, an increase of investment securities income of $1,837,000 due to volume more than offset a decrease of $364,000 due to rates.  Total average securities increased $32,784,000 or 26.53% from 2001 to 2002.  This increase explains the substantial increase in income related to volume.

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

AVERAGE BALANCES AND INTEREST RATES

The following tables set forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

AVERAGE BALANCES AND INTEREST RATES

(INCOME AND RATES ON A FULLY TAXABLE EQUIVALENT BASIS)

(IN THOUSANDS)

	2003			2002			2001
	AVERAGE BALANCE(2)	INTEREST	AVERAGE RATE	AVERAGE BALANCE(2)	INTEREST	AVERAGE RATE	AVERAGE BALANCE	INTEREST	AVERAGE RATE

ASSETS:
Interest-earning assets:
Securities:
U.S. Treasury and federal agency	$124,849	$5,584	4.47%	$54,690	$2,923	5.34%	$22,877	$1,466	6.41%
State and political subdivisions(4)	50,822	3,952	7.78%	77,216	6,034	7.81%	75,556	5,951	7.88%
Other	24,872	897	3.61%	24,452	912	3.73%	25,141	979	3.89%
Total securities	200,543	10,433	5.20%	156,358	9,869	6.31%	123,574	8,396	6.79%
LOANS:
Tax-exempt loans(4)	1,008	68	6.75%	2,309	185	8.01%	3,935	322	8.18%
All other loans, net of discount where applicable	260,532	19,918	7.65%	251,619	20,789	8.26%	242,972	21,707	8.93%
Total loans(1),(3)	261,540	19,986	7.64%	253,928	20,974	8.26%	246,907	22,029	8.92%
Total interest-earning assets	462,083	$30,419	6.58%	410,286	$30,843	7.52%	370,481	$30,425	8.21%
Other assets	36,297			31,977			27,081
TOTAL ASSETS	$498,380			$442,263			$397,562

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Savings	$147,169	$1,704	1.16%	$129,244	$2,701	2.09%	$93,351	$1,961	2.10%
Other time	131,360	3,952	3.01%	136,813	5,156	3.77%	145,823	7,696	5.28%
Total interest-bearing deposits	278,529	5,656	2.03%	266,057	7,857	2.95%	239,174	9,657	4.04%

Short-term borrowings	24,787	428	1.73%	16,465	501	3.04%	20,122	903	4.49%
Other borrowings	67,285	3,181	4.73%	46,299	2,488	5.37%	33,627	1,921	5.71%
Total interest-bearing liabilities	370,601	$9,265	2.50%	328,821	$10,846	3.30%	292,923	$12,481	4.26%
Demand deposits	56,672			50,877			46,594
Other liabilities	3,780			3,334			4,214
Shareholders’ equity	67,327			59,231			53,831
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$498,380			$442,263			$397,562
Interest rate margin			4.08%			4.22%			3.95%
Effective interest differential		$21,154	4.58%		$19,997	4.87%		$17,944	4.84%

(1).  Fees on loans are included with interest on loans.  Loan fees are included in interest income as follows:  2003 $1,032,000, $, 2002, $803,000, 2001, $668,000

(2).  Information on this table has been calculated using average daily balance sheets to obtain average balances.

(3).  Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(4).  Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate (derived by dividing tax-exempt interest by 66%).

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

	Year Ended December 31,
	2003 vs 2002 Increase (Decrease) Due to			2002 vs 2001 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Taxable investment securities	$3,223	$(577)	$2,646	$1,707	$(317)	$1,390
Tax-exempt investment securities	(2,054)	(28)	(2,082)	130	(47)	83
Loans	616	(1,604)	(988)	614	(1,669)	(1,055)
Total interest-earning assets	$1,785	$(2,209)	$(424)	$2,451	$(2,033)	$418

Interest expenses:
Savings deposits	$335	$(1,332)	$(997)	$750	$(10)	$740
Other time deposits	(216)	(988)	(1,204)	(514)	(2,026)	(2,540)
Short-term borrowings	194	(267)	(73)	(232)	(170)	(402)
Other borrowings	1,021	(328)	693	687	(120)	567
Total interest-bearing liabilities	$1,334	$(2,915)	$(1,581)	$691	$(2,326)	$(1,635)

Change in net interest income	$451	$706	$1,157	$1,760	$293	$2,053

PROVISION FOR LOAN LOSSES

2003 vs 2002

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses was adequate at December 31, 2003, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgement of information available to them at the time of their examination.

The allowance for loan losses increased 3.9% or $116,000 from fiscal 2002 after net charge-offs of $139,000 contributing to a year-end allowance for loan losses of  $3,069,000 or 1.1% of total loans.

2002 vs 2001

The allowance for loan losses increased 0.9% or $26,000 from fiscal 2001 after net charge-offs of $339,000 contributing to a year-end allowance for loan losses of  $2,953,000 or 1.1% of total loans.  This percentage is consistent with the guidelines of regulators and peer banks.  Management’s conclusion is that the provision for loan loss is adequate.

	YEAR ENDED DECEMBER 31, (IN THOUSANDS)
	2003	2002	2001	2000	1999
Balance at beginning of period	$2,953	$2,927	$2,879	$2,823	$2,681
Charge-offs:
Domestic:
Real estate	63	262	154	165	50
Commercial and industrial.	37	80	122	38	28
Installment loans to individuals.	116	60	82	66	98
Total charge-offs.	216	402	358	269	176
Recoveries:
Real estate	42	25	9	8	4
Commercial and industrial.	16	21	8	20	11
Installment loans to individuals.	19	17	17	11	17
Total recoveries.	77	63	34	39	32
Net charge-offs	139	339	324	230	144
Additions charged to operations.	255	365	372	286	286
Balance at end of period.	$3,069	$2,953	$2,927	$2,879	$2,823
Ratio of net charge-offs during the period to average loans outstanding during the period.	0.05%	0.13%	0.13%	0.10%	0.06%

OTHER INCOME

2003 vs 2002

Total other income for 2003 was $8,634,000, an increase of $3,181,000 from the prior year.  Excluding security gains of $3,659,000 in 2003 and $233,000 in 2002, other income decreased $245,000.  Service charges increased 4.58% or $84,000 to $1,917,000 in 2003.

Decreases in commission income from the sale of financial products sold by the Bank’s subsidiary, The M Group,  accounted for $209,000 of the total decrease of other operating income. Other operating income decreased $108,000 primarily due to a non-recurring life insurance income item included in 2002, but not in 2003, resulting in a $116,00 decrease.

2002 vs 2001

Total other income for 2002 was $5,453,000, an increase of $344,000 from the prior year.  Excluding security gains of $233,000 in 2002 and $1,033,000 in 2001, other income increased $1,144,000.  Service charges increased 17.12% or $268,000 to $1,833,000 in 2002.

The rate charged for overdraft fees was increased in 2002 which resulted in $229,000 additional service charge income.

Other operating income increased $876,000 from 2001 to 2002.  Commission income growth from the sale of financial products sold by the Bank’s subsidiary, The M Group,  account for $401,000 of the total increase of other operating income.  Income on cash surrender value adjustments on bank owned life insurance increased $242,000.  The year 2002 was the first full year the life insurance policies were in effect, resulting in a greater adjustment.  Life insurance proceeds also added $102,000.  The remaining contributors were credit card merchant machine processing fees, debit card fees and ATM surcharge revenue.

OTHER EXPENSES

2003 vs 2002

Total other expenses increased $1,076,000 or 8.81% from the year ended December 31, 2002 to December 31, 2003. Salaries and employee benefits increased of $318,000.  This change was the result of the decline in commission earned by the M Group and the retirement of an executive officer offset by the standard cost of living salary increases and an extra pay paid in 2003 when compared to 2002.  Expenses such as rent, maintenance, and utilities for the new State College Wal-Mart Branch caused the majority of the $46,000 increase to occupancy expense.  The depreciation of a new Wide Area Network has resulted in most of the  $162,000 increase to furniture and equipment expense.  Advertising expense increased $16,000 due to a decrease in normal advertising expenses offset by the purchase of new brochures for $22,000.  Other operating expenses increased $490,000 consistent with the addition of the aforementioned branch.

2002 vs 2001

Total other expenses increased $941,000 or 8.35% from the year ended December 31, 2001 to December 31, 2002.  Salaries and employee benefits increased $1,152,000, the most substantial of the other expenses category.  Employee salaries and benefits increased more than $500,000 as a result of increased salaries that correspond with the growth in sales of financial products offered by The M Group and the cost of staff at the new State College Wal-Mart Branch.  The Bank’s pension expense increased $320,000 in 2002.  The remaining expenses were due to normal wage increases. The new branch also caused the majority of the $44,000  increase to occupancy expense.  The Bank has substantially upgraded its computer networking capabilities which has resulted in most of the  $98,000 increase to furniture and equipment expense.  Other operating expenses decreased $353,000.  The elimination of goodwill amortization as per the adoption of FAS No. 142 represents $221,000 of the decrease in expenses.  Bookkeeping expenses increased due to securities transactions and maintenance.  The other miscellaneous operating expenses decrease was additionally offset by a $55,000 expense as a result of a check kiting incident.

INCOME TAXES

2003 vs 2002

The provision for income taxes for the year ended December 31, 2003 resulted in an effective income tax rate of 24.9% compared to 20.2% for 2002.  This increase is the result of management’s current investment strategy of reinvesting proceeds from tax-exempt portfolio into other U.S. Government securities.

2002 vs 2001

The provision for income taxes for the year ended December 31, 2002 resulted in an effective income tax rate of 20.2% compared to 20.3% for 2001.

FINANCIAL CONDITION

INVESTMENTS

2003

The investment portfolio increased $33,680,000 or 19% in 2003.  The growth is largely attributed to management’s strategic plan to benefit from the low borrowing rates by taking advantage of over a 200 basis point interest rate spread of investments with similar maturity periods. The bank borrowed $19,100,000 in long-term FHLB advances to purchase securities and take advantage of interest rate imbalances in the market.  Short-term borrowing funded the balance of the additional investment securities purchased.  Most of the increase is attributable to an increase of $61,980,000 in U.S. Government agencies category, and a $10,331,000 increase in the equity securities category.  There was a $185,000 decrease in other bonds, notes and debentures, $1,168,000 decrease in U.S. Treasury securities category, and State and Political subdivisions catergory decreased $37,278,000.  The investment portfolio at year-end 2003 was comprised of 70.9% U.S. Government agency and Treasury securities, 16.2% state and political subdivisions, 12.0% equity securities, and .9% other bonds, notes and debentures.  Held to maturity securities had a carrying value of $686,000.  Available for sale securities occupied 99.66% of the total portfolio and had an amoritized cost of $201,321,000 with an estimated market value of $210,611,000.  The unrealized gain of $9,290,000 effected shareholders’ equity by $6,132,000, net of deferred taxes.

2002

The investment portfolio increased $44,330,000 or 33.3% in 2002.  Deposits grew faster than loan demand with the excess funding the purchase of additional investment securities.  Most of the increase is attributable to an increase of  $62,906,000 in U.S. Government agencies category, $975,000 in other bonds, notes and debentures and $170,000 in U.S. Treasury securities category.  State and Political subdivisions category decreased $12,575,000 and a $7,146,000 decrease was also found in the equity securities category.  The investment portfolio at year-end 2002 comprised of 50.2% U.S. Government agency and Treasury securities, 40.2% state and political subdivisions, 8.4% equity securities, and 1.2% other bonds, notes and debentures.  Held to maturity securities had a carrying value of $1,181,000. Available for sale securities occupied 99% of the total portfolio and had an amortized cost of $168,641,000 with an estimated market value of $176,436,000.  The unrealized gain of $7,795,000 effected shareholders’ equity by $5,145,000, net of deferred taxes.

The carrying amounts of investment securities at the dates indicated are summarized as follows (in thousands):

	DECEMBER 31,
	2003	2002	2001
U.S. Treasury securities:
Available for Sale	$3,128	$4,296	$4,126
U.S. Government agencies:
Held to Maturity	75	94	196
Available for Sale	146,701	84,702	21,694
State and political subdivisions:
Held to Maturity	347	796	796
Available for Sale	33,852	70,681	83,256
Other bonds, notes and debentures:
Held to Maturity	264	291	310
Available for Sale	1,652	1,810	816
Total bonds, notes and debentures	186,019	162,670	111,194
Corporate stock - Available for Sale	25,278	14,947	22,093
Total	$211,297	$177,617	$133,287

The following table shows the maturities and repricing of investment securities at December 31, 2003 and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of such securities (in thousands):

	WITHIN ONE YEAR	AFTER ONE BUT WITHIN FIVE YEARS	AFTER FIVE BUT WITHIN TEN YEARS	AFTER TEN YEARS
U.S. Treasury securities:
AFS Amount	$2,061	$1,067	$—	$—
Yield	4.37%	3.43%	—%	—%
U.S. Government agencies:
HTM Amount	—	—	—	75
Yield	—%	—%	—%	8.80%
AFS Amount	1,026	3,718	44,372	97,585
Yield	4.96%	4.00%	4.43%	5.25%
State and political subdivisions:
HTM Amount	—	—	—	347
Yield	—%	—%	—%	8.26%
AFS Amount	—	—	15	33,837
Yield	—%	—%	6.58%	7.67%
Other bonds, notes and debentures:
HTM Amount	—	125	139	—
Yield	—%	7.05%	7.04%	—%
AFS Amount	—	—	—	1,652
Yield	—%	—%	—%	7.36%
Total Amount	$3,087	$4,910	$44,526	$133,496
Total Yield	4.57%	3.95%	4.44%	5.90%

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

LOAN PORTFOLIO

2003

Gross loans for the year ended December 31, 2003, were $275,828,000 or $17,983,000 (6.97%) more than the prior year.  Real estate mortgages increased $ 18,103,000 as a whole with residential, commercial and conuction real estate loans increasing $6,902,000, $6,905,000, and $4,296,000 respectively.  Commercial and agricultural loans decreased $185,000,  while installment loans to individuals increased $65,000.  Given the current market conditions, management has directed its conservative lending approach toward well collateralized real estate loans.

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

The amount of loans outstanding at the indicated dates are shown in the following table according to type of loan (in thousands):

	December 31,
	2003	2002	2001	2000	1999
Domestic:
Commercial and agricultural	$23,523	$23,708	$22,629	$26,471	$31,735
Real estate mortgage:
Residential	147,697	140,724	140,614	131,761	121,734
Commercial	82,896	75,892	67,038	60,856	51,641
Construction	7,652	3,356	4,077	4,748	3,732
Installment loans to individuals	15,000	14,934	17,896	21,503	23,470
Less: Net deferred loan fees	940	769	631	541	497
Gross loans	$275,828	$257,845	$251,623	$244,798	$231,815

The amount of domestic loans at December 31, 2003 are presented below by category and maturity (in thousands):

	REAL ESTATE	COMMERCIAL AND OTHER	INSTALLMENT LOANS TO INDIVIDUALS	TOTAL
Loans with floating interest rates:
1 year or less	$11,859	$8,145	$1,526	$21,530
1 through 5 years	6,180	2,799	18	8,997
5 through 10 years	26,730	3,088	208	30,026
After 10 years	112,351	672	6	113,029
Sub Total	157,120	14,704	1,758	173,582
Loans with predetermined interest rates:
1 year or less	3,822	867	1,146	5,835
1 through 5 years	22,060	7,295	10,532	39,887
5 through 10 years	23,488	111	1,561	25,160
After 10 years	30,804	546	14	31,364
Sub Total	80,174	8,819	13,253	102,246
Total	$237,294	$23,523	$15,011	$275,828

(1)          The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

(2) Scheduled repayments are reported in maturity categories in which the payment is due.

The Bank does not make loans that provide for negative amortization nor do any loans contain conversion features. The Bank does not have any foreign loans outstanding at December 31, 2003.

ALLOWANCE FOR LOAN LOSSES

2003

The allowance for loan losses represents the amount that management estimates is adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date.  Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it.  The allowance for loan losses is established through a provision for loan losses, which is charged to operations.  The provision is based on management’s quarterly evaluation of the adequacy of the allowance for loan losses, taking into account the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors.  Underwriting continues to emphasize the need for security and adequate collateral margins.  The total allowance for loan losses is a combination of a specific allowance for identified problem loans, and a homogeneous pool allowance.

At December 31, 2003, the allowance for loan losses as a percent of gross loans remained the same as December 31, 2002 at 1.1%.  Gross loans increased by $17,983,000 from $257,845,000 at December 31, 2002 to $275,828,000 at December 31, 2003.

Nonaccruing loans decreased $44,000 from year-end 2002. Overall nonperforming loans decreased $840,000 to $1,256,000 from fiscal year end 2002.

Based on management’s loan-by-loan review, the past performance of the borrowers and current economic conditions, including recent business closures and bankruptcy levels, management does not anticipate any current losses related to nonaccrual, nonperforming, or classified loans above that have already been considered in its overall judgment of the adequacy of the reserve.

2002

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

3.  Prospects for future contractual payments are no longer in doubt.

	TOTAL NONPERFORMING LOANS
	(IN THOUSANDS)
	NONACCRUAL	90 DAYS PAST DUE
2003	$827	$429
2002	$871	$1,225
2001	$281	$338
2000	$777	$27
1999	$284	$241

If interest had been recorded at the original rate on those loans, such income would have approximated $55,000, $24,000, and $28,000 for the years ended December 31, 2003, 2002, and 2001, respectively.  Interest income on such loans, which is recorded as received, amounted to approximately $7,000, $17,000 and $19,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Management’s judgment in determining the amount of the additions to the allowance charged to operating expense considers the following factors:

1.  Economic conditions and the impact on the loan portfolio.

2.  Analysis of past loan charge-offs experienced by category and comparison to outstanding loans.

3.  Problem loans on overall portfolio quality.

4.  Reports of examination of the loan portfolio by the Pennsylvania State Banking Department and the Federal Deposit Insurance Corporation.

ALLOCATION IN THE ALLOWANCE FOR LOAN LOSSES

(IN THOUSANDS)

	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS
DECEMBER 31, 2003:
Balance at end of period applicable to:
Domestic:
Commercial and agricultural	$353	8.5%
Real estate mortgage:
Residential	1,483	53.4%
Commercial	916	29.9%
Construction	77	2.8%
Installment loans to individuals	240	5.4%
Total	$3,069	100.0%

DECEMBER 31, 2002:
Balance at end of period applicable to:
Domestic:
Commercial and agricultural	$471	9.2%
Real estate mortgage:
Residential	1,162	54.4%
Commercial	1,082	29.3%
Construction	66	1.3%
Installment loans to individuals	172	5.8%
Total	$2,953	100.0%

DECEMBER 31, 2001:
Balance at end of period applicable to:
Domestic:
Commercial and agricultural	$414	9.0%
Real estate mortgage:
Residential	1,379	55.8%
Commercial	763	26.5%
Construction	74	1.6%
Installment loans to individuals	271	7.1%
Unallocated general allowance	26	—
Total	$2,927	100.0%

DECEMBER 31, 2000:
Balance at end of period applicable to:
Domestic:
Commercial and agricultural	$541	10.8%
Real estate mortgage:
Residential	1,211	53.7%
Commercial	723	24.8%
Construction	71	1.9%
Installment loans to individuals	306	8.8%
Unallocated general allowance	27	—
Total	$2,879	100.0%

DECEMBER 31, 1999:
Balance at end of period applicable to:
Domestic:
Commercial and agricultural	$531	13.7%
Real estate mortgage:
Residential	1,186	52.4%
Commercial	710	22.2%
Construction	70	1.6%
Installment loans to individuals	300	10.1%
Unallocated general allowance	26	—
Total	$2,823	100.0%

DEPOSITS

2003

Total average deposits were $335,201,000 for 2003, an increase of $18,267,000 or 5.76%.  Total demand deposits increased $16,517,000.  Noninterest-bearing demand deposits increased $5,795,000 and interest-bearing demand deposits increased $10,722,000.  Savings deposits increased $7,203,000 while time deposits decreased $5,453,000.  Historically low rate levels have influenced investors away from longer term commitments which has resulted in an increase in more liquid accounts such as demand deposits and savings and a decrease in time deposit accounts.  The shift from time deposits to demand and savings deposits have also had a positive impact on earnings.  More details pertaining to the changes in interest expense are stated in the Net Interest Income discussion.

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

The average amount and the average rate paid on deposits are summarized below (in thousands):

	2003 AVERAGE AMOUNT	RATE	2002 AVERAGE AMOUNT	RATE	2001 AVERAGE AMOUNT	RATE
DEPOSITS IN DOMESTIC BANK OFFICES:
Demand deposits:
Noninterest-bearing	$56,672	0.00%	$50,877	0.00%	$46,594	0.00%
Interest-bearing	82,496	1.15%	71,774	2.13%	46,154	2.17%
Savings deposits	64,673	1.17%	57,470	2.04%	47,197	2.03%
Time deposits	131,360	2.25%	136,813	3.77%	145,823	5.28%
Total average deposits . .	$335,201		$316,934		$285,768

SHAREHOLDERS’ EQUITY

2003

Shareholders’ equity is evaluated in relation to total assets and the risks associated with those assets.  A company is more likely to meet its cash obligations and absorb unforeseen losses when the capital resources are greater.  Total shareholders’ equity at December 31, 2003 was $69,769,000, increasing $6,627,000 from the balance at December 31, 2002 of $63,142,000.  Net income and the exercising of stock options contributed $11,174,000 and $87,000, respectively, to shareholders’ equity.  The unrealized appreciation on securities also added $987,000 to total equity.  Shareholders’ equity was reduced by  $5,001,000 that was paid out in dividends.

2002

Total shareholders’ equity at December 31, 2002 was $63,142,000, increasing $7,890,000 from the balance at December 31, 2001 of $55,252,000.  Net income and the exercising of stock options contributed $8,886,000 and $113,000, respectively, to shareholders’ equity.  The unrealized appreciation on securities also added $3,416,000 to total equity.  Reductions to shareholders’ equity included $4,124,000 that was paid out in dividends and $401,000 for the purchase of treasury stock.

2001

Total shareholders’ equity at December 31, 2001 was $55,252,000, increasing $4,738,000 from the balance at December 31, 2000 of $50,514,000.  Net income and the exercising of stock options contributed $7,742,000 and $24,000, respectively, to shareholders’ equity.  The unrealized appreciation on securities also added $2,539,000 to total equity.  Reductions to shareholders’ equity included $3,729,000 that was paid out in dividends and $1,838,000 for the purchase of treasury stock.

Bank regulators have risk based capital guidelines.  Under these guidelines, banks are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items.  At December 31, 2003, the Company’s required ratios were well above the minimum ratios as follows:

	Company	2003 Minimum Standards
Tier 1 capital ratio	20.9%	4.0%
Total capital ratio	23.0%	8.0%

For a more comprehensive discussion of these requirements, see “Regulations and Supervision” on the Form 10-K.  Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity and certain ratios are presented as follows:

	2003	2002	2001
Percentage of net income to:
Average total assets	2.24%	2.01%	1.95%
Average shareholders’ equity	16.60%	15.00%	14.38%
Percentage of dividends declared per common share	44.76%	46.40%	48.17%
Percentage of average shareholders’ equity to average total assets	13.51%	13.39%	13.54%

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISK

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the Federal Home Loan Bank of $166,870,000.  In addition to this credit arrangement the Company has additional lines of credit with correspondent banks of $10,500,000. The Company’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  Federal Home Loan Bank advances totaled $107,918,000 as of December 31, 2003.

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

INTEREST RATE SENSITIVITY

The following table sets forth the Company’s interest rate sensitivity as of December 31, 2003:

	WITHIN ONE YEAR	AFTER ONE BUT WITHIN TWO YEARS	AFTER TWO BUT WITHIN FIVE YEARS	AFTER FIVE YEARS
Earning assets:
Investment securities (1)	$42,246	$81,433	$26,870	$58,056
Loans (2)	70,067	40,471	123,384	46,709
Total earning assets	112,313	121,904	150,254	104,765

Interest-bearing liabilities:
Deposits (3)	94,565	47,829	84,027	43,022
Borrowings	47,225	1,400	37,728	31,790
Total interest-bearing liabilities	141,790	49,229	121,755	74,812

Net noninterest-bearing funding (4)	10,165	10,165	30,495	50,825
Total net funding sources	$151,955	$59,394	$152,250	$125,637
Excess assets (liabilities)	(39,642)	62,510	(1,996)	(20,872)
Cumulative excess assets (liabilities)	(39,642)	22,868	20,872	—

(1) Investment balances reflect estimated prepayments on mortgage-backed securities and are inclusive of FHLB stock.

(2) Loan balances include annual repayment assumptions based on projected cash flow from the loan portfolio.            The cash flow projections are based on the terms of the credit facilities and estimated prepayments on fixed rate mortgage loans.  Loans include loans held for sale.

(3) Adjustments to the interest sensitivity of Savings, NOW and MMDA account balances reflect managerial assumptions based on historical experience, expected behavior in future rate environments and the Company’s positioning for these products.

(4) Net noninterest-bearing funds are the sum of noninterest-bearing liabilities and shareholders’ equity minus noninterest-earning assets and reflect managerial assumptions as to the appropriate investment maturity categories.

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

Changes in Rates	December 31, 2003 Net Interest Income Change (After Tax)
(in thousands)
-200	$(1,172)
-100	$(397)
+100	$356
+200	$598

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

INFLATION

The asset and liability structure of a financial institution is primarily monetary in nature, therefore, interest rates rather than inflation have a more significant impact on the Company’s performance.  Interest rates are not always affected in the same direction or magnitude as prices of other goods and services, but are reflective of fiscal policy initiatives or economic factors that are not measured by a price index.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are intergral to understanding the results reported.  The accounting policies are described in detail in Note A of the consolidated financial statements.  Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies.  We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period.  In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.  The following is a brief description or our current accounting policies involving significant management valuation judgments.

Other Than Temporary Impairment of Equity Securities

Equity securities are evaluated periodically to determine whether a decline in their value is other than temporary, management utilized criteria such as the magnitude and duration of the decline, in addition to the reason underlying the decline, to determine whether the loss in value is other than temporary,  The term “other than temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near tem recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment.  The Company’s allowance for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways curreltly unforeseen.  The allowance is increased by provisions for loan losses and by recoveries of loans previously chared-off and reduced by loans charged-off.  For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note D of  “Notes and Consolidated Finanical Statements” commencing on page 13 of the Form 10-K.

Goodwill and Other Intangible Assets

As discussed in Note F of the consolidated financial statements, the Company must assess goodwill and other intangible assets each year for impairment.  This assessment involves estimating cash flows for future periods.  If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charege against earnings to write down the assets to the lower value.

Deferred Tax Assets

We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the dererred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.  Our deferred tax assets are described further in Note J of the consolidated financial statements.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABLITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

The Corporation has various financial obligations, including contractual obligations and commitments, which may require future cash payments.

Contractual Obligations:  The following table presents in thousands, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date.   Further discussion of the nature of each obligations is included in the referenced note to be consolidated financial statements.

	Payments Due in
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total

Deposits without a stated maturity	$209,418	—	—	—	$209,418

Time Deposits	75,977	38,216	9,658	1,049	124,900

Security repurchase agreements	10,225	—	—	—	10,225

Borrowed funds	37,040	—	—	—	37,040

Long-term debt	—	3,000	31,100	36,778	70,878

Operating leases	262	469	278	53	1,062

The Corporation’s operating lease obligations represent short and long-temn lease and rental payment for facilities, certain software and data processing and other equipment.

Commitments:  The following table details the amounts and expected maturities of significant commitments as of December 31, 2003, in thousands.  Further discussion of these commitments is included in Note O to the consolidated financial statements.

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Commitments to extend credit:

Commercial	$10,589	$—	$—	$—	$10,589
Commercial real estate	29,139	167	549	4,455	34,310
Home Equity	59	—	83	2,413	2,555
Standby letters letters of credit	258	—	—	—	258

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include the following: general economic conditions and changes in interest rates including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; the effect of changes in accounting policies and practices, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; changes in the Company’s organization, compensation and benefit plans; and similar items.

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

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

Penns Woods Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries, as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
	2003	2002
	(in thousands)
ASSETS:
Cash and due from banks	$10,230	$11,731
Securities available for sale	210,611	176,436
Securities held to maturity (fair value of $701 and $1,289)	686	1,181
Loans held for sale	4,803	2,651
Loans, net of unearned discount of $940 and $769	275,828	257,845
Less: Allowance for loan losses	3,069	2,953
Loans, net	272,759	254,892
Premises and equipment, net	4,625	4,856
Accrued interest receivable	2,242	2,460
Bank-owned life insurance	8,908	8,537
Goodwill	3,032	3,032
Other assets	9,485	6,430

TOTAL	$527,381	$472,206

LIABILITIES:
Interest-bearing deposits	$269,443	$272,787
Noninterest-bearing deposits	64,875	67,061
TOTAL DEPOSITS	334,318	339,848

Short-term borrowings	47,265	13,563
Other borrowings	70,878	51,778
Accrued interest payable	836	1,092
Other liabilities	4,315	2,783
TOTAL LIABILITIES	457,612	409,064

SHAREHOLDERS’ EQUITY:
Common stock, par value $10; 10,000,000 shares authorized 3,326,560 and 3,136,832 shares issued	33,265	31,368
Additional paid-in capital	17,559	18,291
Retained earnings	13,022	11,749
Accumulated other comprehensive income	6,132	5,145
Treasury stock, at cost (5,000 and 105,503 shares)	(209)	(3,411)
TOTAL SHAREHOLDERS’ EQUITY	69,769	63,142

TOTAL	$527,381	$472,206

See Accompanying Notes to the Consolidated Financial Statements.

Wexford, PA

February 13, 2004

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$19,963	$20,911	$21,919
Interest and dividends on investments:
Taxable interest	6,370	4,314	3,112
Tax-exempt interest	2,608	3,252	3,066
Other dividend income	111	627	639
TOTAL INTEREST AND DIVIDEND INCOME	29,052	29,104	28,736

INTEREST EXPENSE:
Interest on deposits	5,656	7,857	9,657
Interest on short-term borrowings	428	501	903
Interest on other borrowings	3,181	2,488	1,921
TOTAL INTEREST EXPENSE	9,265	10,846	12,481

NET INTEREST INCOME	19,787	18,258	16,255

PROVISION FOR LOAN LOSSES	255	365	372

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,532	17,893	15,883

OTHER INCOME:
Service charges	1,917	1,833	1,565
Securities gains, net	3,659	233	1,033
Earnings on bank-owned life insurance	404	416	174
Insurance commissions	1,598	1,807	1,416
Other operating income	1,056	1,164	921
TOTAL OTHER INCOME	8,634	5,453	5,109

OTHER EXPENSES:
Salaries and employee benefits	7,262	6,944	5,792
Occupancy expense, net	877	831	787
Furniture and equipment expense	999	837	739
Advertising Expense	388	372	344
Pennsylvania shares tax expense	455	411	370
Other operating expenses	3,308	2,818	3,240
TOTAL OTHER EXPENSES	13,289	12,213	11,272

INCOME BEFORE INCOME TAX PROVISION	14,877	11,133	9,720

INCOME TAX PROVISION	3,703	2,247	1,978

NET INCOME	$11,174	$8,886	$7,742

EARNINGS PER SHARE - BASIC	$3.35	$2.66	$2.30

EARNINGS PER SHARE - DILUTED	$3.35	$2.66	$2.30

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	(in thousands, except per share data)

Balance, December 31, 2000	3,130,844	$31,308	$18,214	$2,974	$(810)	$(1,172)	$50,514

Comprehensive income:
Net income				7,742			7,742
Unrealized gain on available for sale securities, net of reclassification adjustments and tax of $1,308					2,539		2,539
Total comprehensive income							10,281
Dividends declared, ($1.11 per share)				(3,729)			(3,729)
Stock options exercised	800	8	16				24
Treasury stock acquired, 58,503 shares						(1,838)	(1,838)

Balance, December 31, 2001	3,131,644	31,316	18,230	6,987	1,729	(3,010)	55,252

Comprehensive income:
Net income				8,886			8,886
Unrealized gain on available for sale securities, net of reclassification adjustments and tax of $1,760					3,416		3,416
Total comprehensive income							12,302
Dividends declared, ($1.24 per share)				(4,124)			(4,124)
Stock options exercised	5,188	52	61				113
Treasury stock acquired, 13,449 shares						(401)	(401)

Balance, December 31, 2002	3,136,832	31,368	18,291	11,749	5,145	(3,411)	63,142

Stock split effected in the form of a 10% dividend	187,143	1,871	(793)	(4,900)		3,822
Comprehensive income:
Net income				11,174			11,174
Unrealized gain on available for sale securities, net of reclassification adjustments and tax of $508					987		987
Total comprehensive income							12,161
Dividends declared, ($1.49 per share)				(5,001)			(5,001)
Stock options exercised	2,585	26	61				87
Treasury stock acquired, 14,787 shares						(620)	(620)

Balance, December 31, 2003	3,326,560	$33,265	$17,559	$13,022	$6,132	$(209)	$69,769

Components of comprehensive income:	2003	2002	2001

Change in net unrealized gain on investments available for sale	$3,402	$3,570	$3,221
Realized gains included in net income, net of tax $1,244, $79, and $351	(2,415)	(154)	(682)

Total	$987	$3,416	$2,539

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
OPERATING ACTIVITIES
Net income	$11,174	$8,886	$7,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	631	526	489
Provision for loan losses	255	365	372
Accretion and amortization of investment security discounts and premiums	(194)	(906)	(843)
Securities gains, net	(3,659)	(233)	(1,033)
Loss (gain) on sale of foreclosed assets	—	—	—
Originations of loans held for sale	(15,983)	(16,597)	(24,311)
Proceeds of loans held for sale	13,831	17,939	22,006
Earnings on bank-owned life insurance	(404)	(416)	(174)
Increase in all other assets	(490)	(1,465)	(577)
Increase in all other liabilities	1,276	473	59
Net cash provided by operating activities	6,437	8,572	3,730

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	82,489	79,022	22,156
Proceeds from calls and maturities	48,046	13,047	12,765
Purchases	(159,363)	(130,328)	(48,151)
Investment securities held to maturity:
Proceeds from calls and maturities	520	137	1,963
Purchases	(24)	(41)	(25)
Net increase in loans	(18,390)	(6,800)	(7,148)
Acquisition of bank premises and equipment	(400)	(992)	(323)
Proceeds from the sale of foreclosed assets	341	344	592
Purchase of bank-owned life insurance	—	—	(5,589)
Gross proceeds from redemption of regulatory stock	1,507	1,262	943
Gross purchases of regulatory stock	(4,402)	(2,080)	(941)
Net cash used for investing activities	(49,676)	(46,429)	(23,758)

FINANCING ACTIVITIES
Net increase (decrease) in interest-bearing deposits	(3,344)	22,914	19,208
Net increase (decrease) in noninterest-bearing deposits	(2,186)	11,784	7,808
Net increase (decrease) in short-term borrowings	33,702	(5,542)	(11,916)
Proceeds from other borrowings	19,100	10,000	10,000
Dividends paid	(5,001)	(4,124)	(3,729)
Stock options exercised	87	113	21
Purchase of treasury stock	(620)	(401)	(1,838)
Net cash provided by financing activities	41,738	34,744	19,554
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,501)	(3,113)	(474)
CASH AND CASH EQUIVALENTS, BEGINNING	11,731	14,844	15,318
CASH AND CASH EQUIVALENTS, ENDING	$10,230	$11,731	$14,844

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

The Company paid approximately $9,521,000, $10,944,000, and $12,743,000 in interest on deposits and other borrowings during 2003, 2002, and 2001, respectively.

The Company made income tax payments of approximately $3,500,000, $3,394,000, and $2,136,000 during 2003, 2002, and 2001, respectively.

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. and its wholly owned subsidiaries, Jersey Shore State Bank (the “Bank”), Woods Real Estate Development Co., Inc., Woods Investment Company, Inc. and The M Group Inc. D/B/A The Comprehensive Financial Group (“The M Group”), a wholly owned subsidiary of the Bank  (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated.

Nature of Business

The Bank engages in a full-service commercial banking business, making available to the community a wide range of financial services including, but not limited to, installment loans, credit cards, mortgage and home equity loans, lines of credit, construction financing, farm loans, community development loans, loans to nonprofit entities and local government loans and various types of time and demand deposits including, but not limited to, checking accounts, savings accounts, clubs, money market deposit accounts, certificates of deposit and IRAs.  Deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

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

Investment Securities

Investment securities are classified as held to maturity, trading, or available for sale.

Securities held to maturity include bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.

Trading account securities are recorded at their fair values.  Unrealized gains and losses on trading account securities are included in other income.  The Company has no trading account securities as of December 31, 2003 or 2002.

Available for sale securities consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as held to maturity securities.  Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of shareholders’ equity until realized.

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

The fair value of investments and mortgage-backed securities, except certain state and political securities, is estimated based on bid prices published in financial newspapers, quotations received from securities dealers, or, in the case of equity securities, the closing price of the day as listed on the Internet.  The fair value of certain state and political securities is not readily available through market sources other than dealer quotations, therefore these fair value estimates are then based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Loans

Loans are stated at the principal amount outstanding, net of unearned discount, unamortized loan fees and costs, and the allowance for loan losses.  Interest on loans is recognized as income when earned on the accrual method.  The Company’s general policy has been to stop accruing interest on loans when it is determined a reasonable doubt exists as to the collectibility of additional interest.  Income is subsequently recognized only to the extent that cash payments are received provided the loan is not delinquent in payment and, in management’s judgment, the borrower has the ability and intent to make future principal payments.

Loan origination and commitment fees as well as certain direct loan origination costs are being deferred and the net amount amortized as an adjustment to the related loan’s yield.  These amounts are being amortized over the contractual lives of the related loans.

Allowance for Loan Losses

The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio, as of the balance sheet date.  The allowance method is used in providing for loan losses.  Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it.  The allowance for loan losses is established through a provision for loan losses charged to operations.  The provision for loan losses is based on management’s periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors.  The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to changes in the near term.

Impaired loans are commercial and commercial real estate loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.  The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications.  The definition of “impaired loans” is not the same as the definition of  “nonaccrual loans,” although the two categories overlap.  The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired if the loan is not a commercial or commercial real estate loan.  Factors considered by management in determining impairment include payment status and collateral value.  The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Mortgage loans on one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired.  Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.

Loans Held for Sale

In general, fixed rate residential mortgage loans originated by the Bank are held for sale and are carried at the aggregate lower of cost or market.  Such loans sold are not serviced by the Bank.

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are carried at the lower of cost or fair value minus estimated costs to sell.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary.  Any subsequent write-downs are charged against operating expenses.  Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets, which range from five to seven years for furniture, fixtures and equipment and thirty-one and a half years for buildings and improvements.  Costs incurred for routine maintenance and repairs are charged to operations as incurred.  Costs of major additions and improvements are capitalized.

Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill from an amortization method to an impairment-only approach.  Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement.

This statement, among other things, eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur regularly and in varying amounts.  The Company, upon adoption of this statement at the beginning fo its fiscal year, immediately stopped amortizing goodwill with a carrying value of $3.0 million.  In addition, the Company performs an annual impairment analysis of goodwill.  Based on fair value fo the reporting unit, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2003 and 2002.

Advertising Costs

Advertising costs are generally expensed as incurred.

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

Employee Benefits

Pension and employee benefits include contributions, determined actuarially, to a defined benefit retirement plan covering the eligible employees of the Bank.  The plan is funded on a current basis to the extent that it is deductible under existing federal tax regulations.  Pension and other employee benefits also include contributions to a defined contribution Section 401(k) plan covering eligible employees.  Contributions matching those made by eligible employees and an elective contributions are made annually at the discretion of the Board of Directors.

Stock Options

The Company maintains a stock option plan for the directors, officers and employees. When the exercise price of the Company’s stock options is greater than or equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company’s financial statements.  Pro forma net income and earnings per share are presented to reflect the impact of the stock option plan assuming compensation expense had been recognized based on the fair value of the stock options granted under the plan.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for these options.  Accordingly, compensation expense is recognized on the grant date, in the amount equivalent to the intrinsic value of the options (stock price less exercise price, at measurement date).

Had compensation costs for these options been determined based on the fair values at the grant dates for awards consistent with the method of FAS No. 123, there would be no effect on the Company’s net income and earnings per share for 2003, 2002, and 2001.

Comprehensive Income

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented.  Other comprehensive income is comprised exclusively of unrealized holding gains (losses) on the available for sale securities portfolio.  The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Shareholders’ Equity.

Cash Flows

The Company utilizes the net reporting of cash receipts and cash payments for deposit and lending activities.

The Company considers amounts due from banks as cash equivalents.

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format.  Such reclassifications did not affect net income or shareholders’ equity.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) revised FAS No. 132, Employers’ Disclosures about Pension and Other Postretirement Benefit.  This statement retains the disclosures required by FAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair value of plan assets.  Additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods.  This statement retains reduced disclosure requirements for nonpublic entities from FAS No. 132, and it includes reduced disclosure for certain of the new requirements.  This statement is effective for financial statements with fiscal years ending after December 15, 2003.  The interim disclosures required by this statement are effective for interim periods beginning after December 15, 2003.

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

In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133.  The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No.149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.   This statement is effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. The guidance should be applied prospectively.  The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to September 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after September 30, 2003.   The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.  The adoption of this statement did not have a material effect on the Company’s reported equity.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee.  This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The objective of the initial measurement of that liability is the fair value of the guarantee at its inception.  The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

In December 2003, the FASB issued a revision to Interpretation No. 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity (“VIE”) and for determining under what circumstances a VIE should be consolidated with its primary beneficiary.  Application of this Interpretation is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003.  Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004.  Small business issuers must apply this Interpretation to all other types of VIEs at the end of the first reporting period ending after December 15, 2004.  The adoption of this Interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

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

	2003	2002	2001

Weighted average common shares outstanding	3,430,302	3,445,477	3,443,930

Average treasury stock shares	(99,717)	(109,165)	(72,085)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,330,585	3,336,312	3,371,845

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	3,213	2,937	2,241

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,333,798	3,339,249	3,374,086

Options to purchase 10,890 shares of common stock at a price of $48.35 were outstanding during 2003 and 22,385 shares of common stock at prices from $38.18 to $48.35 were outstanding during 2002 and 2001, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE C - INVESTMENT SECURITIES

The amortized cost of investment securities and their approximate fair values are as follows (in thousands):

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for Sale
U.S. Government and agency securities	$150,218	$626	$(1,015)	$149,829
State and political securities	31,364	2,510	(22)	33,852
Other debt securities	1,581	75	(4)	1,652
Total debt securities	183,163	3,211	(1,041)	185,333
Equity securities	18,158	7,146	(26)	25,278
	$201,321	$10,357	$(1,067)	$210,611

Held to Maturity
U.S. Government and agency securities	$75	$—	$(1)	$74
State and political securities	347	16	—	363
Other debt securities	264	—	—	264
	$686	$16	$(1)	$701

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for Sale
U.S. Government and agency securities	$87,142	$1,856	$—	$88,998
State and political securities	67,319	3,596	(234)	70,681
Other debt securities	1,766	46	(2)	1,810
Total debt securities	156,227	5,498	(236)	161,489
Equity securities	12,414	2,989	(456)	14,947
	$168,641	$8,487	$(692)	$176,436

Held to Maturity
U.S. Government and agency securities	$94	$—	$—	$94
State and political securities	796	109	—	905
Other debt securities	291	—	(1)	290
	$1,181	$109	$(1)	$1,289

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2003.

	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. Government and agency Securities	$80,605	$1,015	$62	$1	$80,667	$1,016
State and political securities	198	22	0	0	198	22
Other debt securities	196	4	0	0	196	4
Total debt securities	80,999	1,041	62	1	81,061	1,042
Equity securities	203	3	405	23	608	26
Total	$81,202	$1,044	$467	$24	$81,669	$1,068

The Company’s investment securities portfolio contains unrealized losses of direct obligations of the U.S.  government, including mortgage-related instruments issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, debt obligations of U.S. states and political subdivisions, corporate entities, and equity securities of common stock in publicly traded companies.

On a monthly basis the Company evaluates the severity and duration of impairment for its investment securities portfolio unless the Company has the ability to hold the security to maturity without incurring a loss.  Generally, impairment is considered other than temporary when an investment security has sustained a declined of ten percent or more for one year.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary as of December 31, 2003 but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest, during the period.

The amortized cost and fair value of debt securities at December 31, 2003, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	—	$3,032	$3,087
Due after one year to five years	125	125	4,779	4,785
Due after five years to ten years	139	139	44,538	44,387
Due after ten years	422	437	130,814	133,074

Total	$686	$701	$183,163	$185,333

Total gross proceeds from sales of securities available for sale were $82,489,000, $79,022,000 and $22,156,000 for 2003, 2002 and 2001, respectively.  The following table represents gross realized gains and gross realized losses on those transactions (in thousands):

	2003	2002	2001
Gross realized gains:
U.S. Government and agency securities	$254	$204	$133
State and political securities	3,345	2,234	20
Other debt securities	27	6	—
Equity securities	1,195	1,803	1,226
	$4,821	$4,247	$1,379

Gross realized losses:
U.S. Government and agency securities	$742	$125	$13
State and political securities	50	67	149
Other debt securities	2
Equity securities	368	3,822	184
	$1,162	$4,014	$346

In 2003, the Company recorded an investment security gain of $24,000 resulting from a business combination where the Company received the common stock of the acquirer in a non-monetary exchange.  This gain is included in the above table.

A charge of $292,000 was recorded in 2003 and $2,083,000 was recorded in 2002 to recognize other than temporary declines in the value of marketable equity securities.  This loss is included in the above table.

Investment securities with a carrying value of approximately $34,059,000 and $34,914,000 at December 31, 2003 and 2002, respectively, were pledged to secure certain deposits, security repurchase agreements, and for other purposes as required by law.

There is no concentration of investments that exceed ten percent of shareholders’ equity for any individual issuer, excluding those guaranteed by the U.S. Government.

NOTE D - LOANS

Major loan classifications loans are summarized as follows (in thousands):

	2003
	Current	Past Due 30 to 90 Days	Past Due 90 Days or More & Still Accruing	Non- Accrual	Total
Commercial and agricultural	$23,105	$215	$21	$182	$23,523
Real estate mortgage:
Residential	144,102	2,625	383	587	147,697
Commercial	82,156	667	15	58	82,896
Construction	7,637	15	—	—	7,652
Installment loans to individuals	14,738	252	10	—	15,000
	271,738	$3,774	$429	$827	276,768
Less: Net deferred loan fees	940				940
Allowance for loan losses	3,069				3,069
Loans, net	$267,729				$272,759

	2002
	Current	Past Due 30 to 90 Days	Past Due 90 Days or More & Still Accruing	Non- Accrual	Total
Commercial and agricultural	$22,652	$769	$7	$280	$23,708
Real estate mortgage:
Residential	137,271	2,752	175	526	140,724
Commercial	74,317	504	1,006	65	75,892
Construction	3,335	21	—	—	3,356
Installment loans to individuals	14,581	316	37	—	14,934
	252,156	$4,362	$1,225	$871	258,614
Less: Net deferred loan fees	769				769
Allowance for loan losses	2,953				2,953
Loans, net	$248,434				$254,892

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $827,000 and $871,000 at December 31, 2003 and 2002, respectively.  If interest had been recorded at the original rate on those loans, such income would have approximated $55,000, $24,000, and $28,000 for the years ended December 31, 2003, 2002 and

2001, respectively.  Interest income on such loans, which is recorded as received, amounted to approximately $7,000, $17,000, and $19,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Changes in the allowance for loan losses for the years ended December 31, are as follows (in thousands):

	2003	2002	2001

Balance, beginning of year	$2,953	$2,927	$2,879
Provision charged to operations	255	365	372
Loans charged off	(216)	(402)	(358)
Recoveries	77	63	34
Balance, end of year	$3,069	$2,953	$2,927

The Company had no concentration of loans to borrowers engaged in similar businesses or activities which exceed five percent of total assets at December 31, 2003 or December 31, 2002.

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central Pennsylvania.  Although the Company has a diversified loan portfolio at December 31, 2003 and 2002, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

NOTE E - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31, (in thousands):

	2003	2002

Land	$566	$566
Premises	4,883	4,855
Furniture and equipment	6,348	6,001
Leasehold improvements	867	842
Total	12,664	12,264
Less accumulated depreciation	8,039	7,408
Net	$4,625	$4,856

Depreciation charges to operations for the years ended 2003, 2002 and 2001 was $631,000, $526,000, and $489,000, respectively.

NOTE F – GOODWILL

As of December 31, 2003 and 2002, goodwill has a gross carrying value amount of $3,308,000 and an accumulated amortization amount of $276,000 resulting in a net carrying amount of $3,032,000.  The goodwill amortization for 2001 was $221,000 with a net income of $146,000 or $.04 per share resulting in an adjusted diluted earnings per share of $2.34.

The gross carrying amount of goodwill is tested for impairment in the third quarter.  Based on fair value of the reporting unit, estimated using the expected present value of future cash flows, no goodwill impairment loss was recognized in the current year.

NOTE G - DEPOSITS

Time deposits of $100,000 or more totaled approximately $27,386,000 on December 31, 2003 and $29,126,000 on December 31, 2002.  Interest expense related to such deposits was approximately  $829,000, $1,098,000, and $1,913,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

Maturities on time deposits of $100,000 or more are as follows (in thousands):

2003

Three months or less	$5,891
Three months to six months	4,960
Six months to twelve months	5,427
Over twelve months	11,108

Total	$27,386

Time deposits at December 31, 2003 mature as follows: 2004 - $75,977,000; 2005 - $25,794,000; 2006 - $12,422,000; 2007 - $8,312,000; 2008 – $1,346,000; thereafter - $1,049,000.

NOTE H - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and FHLB advances which generally represent overnight or less than 30-day borrowings.  The outstanding balances and related information for short-term borrowings are summarized as follows (in thousands):

	2003	2002
Repurchase Agreements:
Balance at year end	$10,225	$11,723
Maximum amount outstanding at any month end	15,665	20,870
Average balance outstanding during the year	13,214	14,819
Weighted-average interest rate:
At year end	1.91%	2.68%
Paid during the year	2.07%	3.17%

Open Repo Plus:
Balance at year end	$36,140	$1,840
Maximum amount outstanding at any month end	36,140	8,510
Average balance outstanding during the year	11,537	1,646
Weighted-average interest rate:
At year end	1.06%	1.31%
Paid during the year	1.16%	1.96%

Short-Term FHLB:
Balance at year end	$900	$—
Maximum amount outstanding at any month end	900	—
Average balance outstanding during the year	695	—
Weighted-average interest rate:
At year end	1.40%	0.00%
Paid during the year	1.42%	0.00%

NOTE I - OTHER BORROWINGS

Other borrowings are comprised of advances from the FHLB.  A schedule of other borrowings as of December 31, 2003 and 2002 is summarized as follows (in thousands):

	Maturity Range		Weighted Int Rate	Stated Interest Rate
Description	from	to		from	to	2003	2002
Convertible	4/30/2007	3/25/2013	4.71%	3.14%	6.65%	$64,600	$40,000
Bullet Fixed	3/24/2005	3/26/2007	2.59%	2.02%	3.13%	4,500	—
Fixed	10/17/2011	5/26/2015	6.61%	5.87%	6.92%	1,778	11,778
						$70,878	$51,778

Maturities of other borrowings at December 31, 2003 are summarized as follows (in thousands) :

Year Ending	Amount	Weighted Yield
2005	$1,400	2.02%
2006	1,600	2.58%
2007	6,500	4.18%
2008	29,600	4.77%
2009 and after	31,778	4.79%

	$70,878	4.72%

The terms of the convertible borrowings allow the Federal Home Loan Bank (“FHLB”) to convert the interest rate to an adjustable rate based on the three month London Interbank Offered Rate (“LIBOR”) at a predetermined anniversary date of the borrowing’s origination, ranging from three months to five years.  These remaining conversion dates range from February 2004 through August 2005.

The Bank maintains a credit arrangement, which includes a revolving line of credit with FHLB.  Under this credit arrangement, the Bank has a remaining borrowing capacity of approximately $166.9 million at December 31, 2003, is subject to annual renewal, and typically incurs no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of the Bank which consist principally of first mortgage loans.

NOTE J - INCOME TAXES

The following temporary differences gave rise to the net deferred tax liability at December 31, 2003 and 2002 (in thousands):

	2003	2002
Deferred tax asset:
Allowance for loan losses	$716	$693
Deferred compensation	346	337
Contingencies	22	20
Pension	429	371
Loan fees and costs	320	261
Investment securities allowance	119	92
Total	1,952	1,774

Deferred tax liability:
Bond accretion	28	31
Depreciation	260	192
Amortization	150
Unrealized gains on available for sale securities	3,159	2,650
Total	3,597	2,873

Deferred tax liability, net	$(1,645)	$(1,099)

No valuation allowance was established at December 31, 2003 and 2002, in the view of the Company’s ability to carry back taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earning potential.

The provision for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001

Currently payable	$3,665	$2,363	$2,117
Deferred expense (benefit)	38	(116)	(139)

Total provision	$3,703	$2,247	$1,978

The effective federal income tax rate for the years ended December 31, 2003, 2002, and 2001 was 24.9 percent, 20.2 percent, and 20.3 percent, respectively.  A reconciliation between the expected income tax  and the effective income tax rate on income before income tax provision follows (in thousands):

	2003		2002		2001
	Amount	%	Amount	%	Amount	%

Provision at expected rate	$5,058	34.0%	$3,785	34.0%	$3,305	34.0%
Decrease in tax resulting from:
Tax-exempt income	(964)	(6.4)	(1,367)	(12.3)	(1,103)	(11.4)
Other, net	(391)	(2.7)	(171)	(1.5)	(224)	(2.3)

Effective income tax and rates	$3,703	24.9%	$2,247	20.2%	$1,978	20.3%

NOTE K - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (the “Plan”) for all employees meeting certain age and length of service requirements.  Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.

The following tables show the funded status and components of net periodic benefit cost from this defined benefit plan (in thousands):

	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$6,473	$4,976
Service cost	443	381
Interest cost	384	342
Amendments	—	97
Actuarial loss	43	753
Benefits paid	(198)	(76)
Benefit obligation at end of year	7,145	6,473

Change in plan assets
Fair value of plan assets at beginning of year	3,131	3,115
Actual return on plan assets	620	(384)
Employer contribution	506	499
Benefits paid	(198)	(76)
Expenses paid	(17)	(23)
Fair value of plan assets at end of year	4,042	3,131
Funded status	(3,103)	(3,342)
Unrecognized net actuarial loss	1,609	1,996
Unrecognized prior service cost	255	280
Unrecognized tranisition asset	(22)	(24)
Net Accrued Benefit Cost Recognized	$(1,261)	$(1,090)

The accumulated benefit obligation for the defined benefit pension plan was $4,913,000 and $4,409,000 at December 31, 2003 and 2002, respectively.  Amounts recognized in the Statement of Income consist of (in thousands):

	2003	2002	2001

Service cost	443	381	298
Interest cost	384	342	271
Expected return on plan assets	(256)	(246)	(286)
Amortization of transition asset	(3)	(3)	(3)
Amortization of prior service cost	26	26	20
Recognized net actuarial (gain) loss	83	19	(15)
Net periodic benefit cost	677	519	285

The following information relates to the Plan’s projected benefit obligation, accumulated benefit obligation, and Plan assets at December 31, (in thousands):

Projected benefit obligation	$7,145	$6,473
Accumulative benefit obligation	4,913	4,409
Fair vlaue of plan assets	4,042	3,131

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	2003	2002	2001

Discount rate	6.00%	6.00%	7.00%
Rate of compensation increase	5.00	5.00	5.00

Weighted-average assumptions used to determine net periodic cost for years ended December 31:

	2003	2002	2001

Discount rate	6.00%	6.50%	7.00%
Expected long-term return on plan assets	8.00	8.00	8.00
Rate of compensation increase	5.00	5.00	5.00

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31 by asset category are as follows:

Asset Category	2003	2002

Cash	0.6%	0.3%
Fixed Income securities	38.7%	40.6%
Equity	60.7%	59.1%
Total	100.0%	100.0%

The investment objective for the defined pension plan is to maximize total return with tolerance for slightly above average risk, meaning the fund is able to tolerate short-term volatility to achieve above-average returns over the long term.  The portfolio’s target exposure to equities is 60%, primarily invested in mid and large capitalization domestic equities. Exposure to small capitalization and international stocks may be allowed.

Asset allocation favors equities, with target allocation of approximately 60% equity securities, 37.5% fixed income securities and 2.5% cash.  Due to violatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between the acceptable ranges.

It is management’s intent to give the investment managers flexibility within the overall guildlines with respect to investment decisions and their timing.  However, certain investments require specific review and approval by management.  Management is also informed of anticipated, significant modifications of any previously approved investment, or anticipated use of derivatives to execute investment strategies.

The following benefit payments, which reflect expected future cost, are expected to be paid during the year ended December 31, 2003 (in thousands):

2004	169
2005	194
2006	241
2007	274
2008	275
2009 - 2013	2,130

The company expects to contribute $560,000 to its Pension Plan in 2004.

401(k) Savings Plan

The Company also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Company may make matching contributions equal to a discretionary percentage to be determined by the Company.  Participants are at all times fully vested in their contributions and vest over a period of five years in the employer contribution.  Contribution expense was approximately $75,000, $80,000, and $65,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan whereby participating directors elected to forego directors’ fees for a period of five years.  Under this plan, the Company will make payments for a ten-year period beginning at age 65 in most cases or at death, if earlier, at which time payments would be made to their designated beneficiaries.

To fund benefits under the deferred compensation plan, the Company has acquired corporate-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company.  The total expense charged to other expenses was $104,000, $98,000, and $67,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  Benefits paid under the plan were approximately $132,000 in 2003, 51,000 in 2002 and 51,000 in 2001.

NOTE L - STOCK OPTIONS

Prior to 1998, the Company granted a select group of its officers options to purchase shares of its common stock.  These options, which are immediately exercisable, expire within three to ten years after having been granted.  Also, in 1998, the Company adopted the “1998 Stock Option Plan” for key employees and directors.  Incentive stock options and nonqualified stock options may be granted to eligible employees of the Bank and nonqualified options may be granted to directors of the Company.  In addition, non-employee directors are eligible to receive grants of nonqualified stock options.  Incentive nonqualified stock options granted under the 1998 Plan may be exercised not later than ten years after the date of grant.  Each option granted under the 1998 Plan shall be exercisable only after the expiration of six months following the date of grant of such options.

A summary of the status of the Company’s common stock option plans are presented below:

	2003		2002
	Shares	Weighted- average Exercise Price	Shares	Weighted- average Exercise Price

Outstanding, beginning of year	33,385	$38.69	45,651	$35.09
Granted	—	—	—	—
Exercised	(2,778)	30.93	(5,707)	23.62
Forfeited	—	—	(6,559)	23.62

Outstanding, end of year	30,607	$39.39	33,385	$38.69

Options exercisable at year-end	30,607	$39.39	33,385	$38.69

The following table summarizes information about nonqualified and incentive stock options outstanding at December 31, 2003:

	Outstanding			Exercisable
Exercise Price	Shares	Average Life	Average Exercise Price	Shares	Average Exercise Price
$48.35	10,890	5	$48.35	10,890	$48.35
$38.18	11,082	6	$38.18	11,082	$38.18
$29.66	8,635	7	$29.66	8,635	$29.66

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

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the year ended December 31, 2003 (in thousands):

	Beginning Balance	Additions	Payments	Retired/ Resigned	Ending Balance

2003	$6,785	$2,374	$1,791	$141	$7,227

NOTE N - COMMITMENTS AND CONTINGENT LIABILITIES

The following schedule of future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2003 (in thousands):

Year Ending December 31,

2004	$168
2005	194
2006	241
2007	274
2008	275
Thereafter	53
Total	$1,062

Total rental expense for all operating leases for the years ended December 31, 2003, 2002 and 2001 approximated $269,000, $258,000, and $270,000 respectively.

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

The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

Financial instruments whose contract amounts represent credit risk are as follows at December 31 (in thousands):

	2003	2002

Commitments to extend credit	$47,454	$29,497

Standby letters of credit	$258	$741

Commitments to extend credit are legally binding agreements to lend to customers.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company, on extension of credit is based on management’s credit assessment of the counterparty.

Standby letters of credit represent conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  These instruments are issued primarily to support bid or performance related contracts. The coverage period for these instruments is typically a one year period with an annual renewal option subject to prior approval by management.  Fees earned from the issuance of these letters are recognized upon expiration of the coverage period.  For secured letters of credit, the collateral is typically Bank deposit instruments or customer business assets.

NOTE P - CAPITAL REQUIREMENTS

Federal regulations require the Company and the Bank to maintain minimum amounts of capital.  Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.”   Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions.

As of December 31, 2003 and 2002, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios must be at least 10%, 6%, and 5%, respectively.

The Company’s and the Bank’s actual capital ratios are presented in the following tables, which shows that both met all regulatory capital requirements.

The Company’s actual capital amounts and ratios are presented in the following table (in thousands):

	2003		2002
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$66,820	23.0%	$58,953	22.2%
For Capital Adequacy Purposes	23,225	8.0	21,236	8.0
To Be Well Capitalized	29,031	10.0	26,545	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$60,547	20.9%	$54,915	20.7%
For Capital Adequacy Purposes	11,613	4.0	10,618	4.0
To Be Well Capitalized	17,419	6.0	15,927	6.0

Tier I Capital (to Average Assets)

Actual	$60,547	11.6%	$54,915	12.0%
For Capital Adequacy Purposes	20,922	4.0	18,310	4.0
To Be Well Capitalized	26,153	5.0	22,888	5.0

The Bank’s actual capital amounts and ratios are presented in the following table (in thousands):

	2003		2002
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$52,161	18.8%	$47,232	18.3%
For Capital Adequacy Purposes	22,155	8.0	20,616	8.0
To Be Well Capitalized	27,693	10.0	25,770	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$47,770	17.3%	$43,723	17.0%
For Capital Adequacy Purposes	11,077	4.0	10,308	4.0
To Be Well Capitalized	16,616	6.0	15,462	6.0

Tier I Capital (to Average Assets)

Actual	$47,770	9.6%	$43,723	9.7%
For Capital Adequacy Purposes	19,982	4.0	17,970	4.0
To Be Well Capitalized	24,978	5.0	22,462	5.0

NOTE Q – REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividend by all state-chartered banks to the additional paid in capital of the Bank.  Accordingly, at December 31, 2003, the balance in the additional paid in capital account totaling approximately $11,700,000 is unavailable for dividends.

The Bank is subject to regulatory restrictions, which limit its ability to loan funds to Penns Woods Bancorp, Inc.  At December 31, 2003, the regulatory lending limit amounted to approximately $5,081,000.

Cash and Due from Banks

Included in cash and due from banks are reserves required by the district Federal Reserve Bank of $1,151,000 and  $1,152,000 at December 31, 2003 and 2002.  The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

NOTE R - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose estimated fair values for its financial instruments.  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Also, it is the Company’s general practice and intention to hold most of its financial instruments to maturity and not to engage in trading or sales activities.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions can significantly affect the estimates.

Estimated fair values have been determined by the Company using historical data and an estimation methodology suitable for each category of financial instruments.  The estimated fair value of the Company’s investment securities is described in Note A.  The Company’s fair value estimates, methods, and assumptions are set forth below for the Company’s other financial instruments.

As certain assets and liabilities, such as deferred tax assets, premises and equipment, and many other operational elements of the Company, are not considered financial instruments but have value, this estimated fair value of financial instruments would not represent the full market value of the Company.

The estimated fair values of the Company’s financial instruments are as follows:

	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and due from banks	$10,230	$10,230	$11,731	$11,731
Investment securitites:
Available for sale	210,611	210,611	176,436	176,436
Held to maturity	686	701	1,181	1,289
Loans held for sale	4,803	4,803	2,651	2,651
Loans, net	272,759	287,310	254,892	267,563
Bank-owned life insurance	8,908	8,908	8,537	8,537
Regulatory stock	6,588	6,588	3,963	3,963
Accrued interest receivable	2,242	2,242	2,460	2,460

Financial liabilities:
Interest-bearing deposits	$269,443	$271,200	$272,787	$276,881
Noninterest-bearing deposits	64,875	64,875	67,061	67,061
Short-term borrowings	47,265	47,265	13,563	13,563
Other borrowings	70,878	73,107	51,778	56,384
Accrued interest payable	836	836	1,092	1,092

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

Loans:

Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, commercial real estate, residential real estate, contruction real estate, and other consumer.  Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  The estimate of maturity is based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 2003 and 2002.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the estimated fair value of off-balance sheet items at December 31, 2003 and 2002 respectively.  The contractual amounts of unfunded commitments and letters of credit are presented in Note O.

NOTE S- PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31,

	2003	2002
	(in thousands)
ASSETS
Cash	$369	$481
Investment in subsidiaries:
Bank	54,133	51,019
Nonbank	15,307	11,760
Other assets	91	20

Total Assets	$69,900	$63,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$131	$138
Shareholders’ equity	69,769	63,142

Total Liabilities and Shareholders’ Equity	$69,900	$63,280

CONDENSED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,

	2003	2002	2001
	(in thousands)
OPERATING INCOME
Dividends from subsidiaries	$6,651	$4,878	$5,984
Equity in undistributed net income of subsidiaries	4,649	4,121	1,899

OPERATING EXPENSES	(126)	(113)	(141)

NET INCOME	$11,174	$8,886	$7,742

CONDENSED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

	2003	2002	2001
	(in thousands)
OPERATING ACTIVITIES
Net income	$11,174	$8,886	$7,742
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,649)	(4,121)	(1,899)
Other, net	(64)	(23)	(26)
Net cash provided by operating activities	6,461	4,742	5,817

INVESTING ACTIVITIES
Additional investment in subsidiaries	(1,039)	—	(276)

FINANCING ACTIVITIES
Dividends paid	(5,001)	(4,124)	(3,729)
Proceeds from exercise of stock options	87	113	21
Purchase/retirement of treasury stock	(620)	(401)	(1,838)
Net cash used for financing activities	(5,534)	(4,412)	(5,546)

NET INCREASE (DECREASE) IN CASH	(112)	330	(5)
CASH, BEGINNING OF YEAR	481	151	156
CASH, END OF YEAR	$369	$481	$151

NOTE T - CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	FOR THE THREE MONTHS ENDED (in thoussands, except per share data)
2003	March 31	June 30	September 30	December 31

Interest income	$7,092	$7,251	$7,281	$7,428
Interest expense	2,386	2,395	2,327	2,157

Net interest income	4,706	4,856	4,954	5,271

Provision for loan losses	90	45	90	30
Other income	1,182	1,195	1,325	1,274
Securities gains, net	101	1,750	1,247	561
Other expenses	3,139	3,186	3,290	3,675

Income before income tax provision	2,760	4,570	4,146	3,401
Income tax provision	573	1,233	1,135	762

Net income	$2,187	$3,337	$3,011	$2,639

Earnings per share - basic	$0.72	$1.10	$1.00	$0.53

Earnings per share - diluted	$0.72	$1.10	$0.99	$0.54

	FOR THE THREE MONTHS ENDED (in thoussands, except per share data)
2002	March 31	June 30	September 30	December 31

Interest income	$7,076	$7,199	$7,399	$7,430
Interest expense	2,719	2,740	2,715	2,672

Net interest income	4,357	4,459	4,684	4,758

Provision for loan losses	105	80	90	90
Other income	1,401	1,317	1,231	1,271
Securities gains (losses), net	(119)	(72)	281	143
Other expenses	2,952	3,056	3,070	3,135

Income before income tax provision	2,582	2,568	3,036	2,947
Income tax provision	485	528	660	574

Net income	$2,097	$2,040	$2,376	$2,373

Earnings per share - basic	$0.62	$0.61	$0.71	$0.72

Earnings per share - diluted	$0.62	$0.61	$0.71	$0.72

ITEM  9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A     CONTROLS AND PROCEDURES

The Company, under the supervision and with the participaton of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Finanical Officer, has evaluated the effectiveness as of December 31, 2003 of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2003 in timely alerting them to material information relating to the Company (including its’ consolidated subsidiaries) required to be included in the Company’s periodic SEC filing.  There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its’ evaluation.

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information appearing in the Proxy Statement under the caption “Election of Directors” is incorporated herein by reference.   (a) Identification of directors.  The information appearing under the caption “Election of Directors” in the Company’s Proxy Statement dated March 23, 2003 (at page 3 thereto) is incorporated herein by reference.

ITEM 11    EXECUTIVE COMPENSATION

Information appearing under the caption “Executive Compensation” in the Company’s Proxy Statement (at page 5 thereto) is incorporated herein by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement (at page 2 thereto) is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	30,607	$39.39	0

Equity compensation plans not approved by security holders	0	0	0

Total	30,607	$39.39	0

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

Total loans outstanding from the Bank at December 31, 2003 to the Company’s and the Bank’s Officers and Directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $7,227,000 or approximately 13.4% of the total equity capital of the Company.  Loans to such persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features.  See also the information appearing in footnote M to the Consolidated Financial Statements included elsewhere in the Annual Report.

ITEM 14     PRINCIPAL ACCOUNTANT FEES & SERVICES

The information appearing in the Proxy Statement under the captions, “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Audit Committee Pre-Approval Policies and Procedures” (at page 9) is incorporated herein by reference.

PART IV

ITEM 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND  REPORTS ON FORM 8-K

(a) Financial Statements

1.  The following consolidated financial statements and reports are set forth in Item 8:

Report of Independent Auditors

Consolidated Balance Sheet

Consolidated Statement of Income

Consolidated Statement of Changes in Shareholders’ Equity

Consolidated Statement of Cash Flows

Notes to the Consolidated Financial Statements

2.  The following  schedules is submitted herewith:

I.  Indebtedness of Related Parties

The schedules not included are omitted because the required matter or conditions are not present, the data is insignificant or the required information is submitted as part of the consolidated financial statements and notes thereto.

(b) Reports on Form 8-K

None.

(c) Exhibits:

3(i)          Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3.1 of  the Registrant’s Registration Statement on Form S-4, No. 333-65821).

3(ii)         Bylaws of the Registrant as presently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4, No. 333-65821).

10(i)        Employment Agreement, dated August, 1991, between Jersey Shore State Bank and Ronald A. Walko (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on form S-4, No. 333-65821).*

10(ii)       Employment Agreement, dated November 5, 1984, between Jersey Shore State Bank and Hubert A. Valencik (incorporated by reference to Exhibit (10)(iii) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

10(iii)      Employee Severance Benefit Plan, dated May 30, 1996, for Ronald A. Walko (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on form S-4, No. 333-65821).*

10(iv)      Employee Severance Benefit Plan, dated May 30, 1996, for Hubert A. Valencik (incorporated by reference to Exhibit (10)(v) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

10(v)       Penns Woods Bancorp, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on form S-4, No. 333-65821).*

21	Subsidiaries of the Registrant.
23	Consent of Independent Certified Public Accountants.
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
32(i)	Section 1350 Certification of Chief Executive Officer
32(ii)	Section 1350 Certification of Chief Financial Officer

* Denotes compensatory plan or arrangement.

EXHIBIT INDEX

21	Subsidiaries of the Registrant.
23	Consent of Independent Certified Public Accountants.
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
32(i)	Section 1350 Certification of Chief Executive Officer
32(ii)	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Ronald A. Walko
March 4, 2004	PENNS WOODS BANCORP, INC.
BY: RONALD A. WALKO, President & Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Ronald A. Walko
Ronald A. Walko, President, Chief Executive	March 4, 2004
Officer and Director

/s/ Sonya E. Scott
Sonya E. Scott, Principal Accounting Officer &	March 4, 2004
Principal Financial Officer

/s/ Phillip H. Bower
Phillip H. Bower, Director	March 4, 2004

/s/ Lynn S. Bowes
Lynn S. Bowes, Director	March 4, 2004

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 4, 2004

/s/ H. Thomas Davis, Jr.
H. Thomas Davis, Jr., Director	March 4, 2004

/s/ James M. Furey II
James M. Furey II, Director	March 4, 2004

/s/ Jay H. McCormick
Jay H. McCormick, Director	March 4, 2004

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Director	March 4, 2004

/s/ James E. Plummer
James E. Plummer, Director	March 4, 2004

/s/ William H. Rockey
William H. Rockey, Sr. Vice President &	March 4, 2004
Director