Form 10-Q
period 2004-03-31
PENNS WOODS BANCORP INC
filed 2004-05-10
CIK 716605

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2004,

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

YES ☒             NO ☐

On May 10, 2004 there were 3,319,420 of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	March 31, 2004	December 31, 2003
	(in thousands)
ASSETS:
Cash and due from banks	$12,112	$10,230
Investment securities available for sale	207,079	210,611
Investment securities held to maturity (market value of $713 and $701)	699	686
Loans held for sale	3,694	4,803
Loans, net of unearned discount of $956 and $793	278,548	275,828
Allowance for loan losses	(3,099)	(3,069)
Loans, net	275,449	272,759

Premises and equipment, net	4,575	4,625
Accrued interest receivable	2,109	2,242
Bank-owned life insurance	8,998	8,908
Goodwill	3,032	3,032
Other assets	8,420	9,485
TOTAL ASSETS	$526,167	$527,381

LIABILITIES:
Noninterest-bearing demand deposits	$63,721	$64,875
Interest-bearing demand deposits	80,012	77,245
Savings deposits	69,465	67,298
Time deposits	129,039	124,900
Total deposits	342,237	334,318

Short-term borrowings	30,594	47,265
Other borrowings	75,878	70,878
Accrued interest payable	829	836
Other liabilities	5,322	4,315
Total liabilities	454,860	457,612
SHAREHOLDERS’ EQUITY:
Common stock, par value $10; 10,000,000 shares authorized; 3,327,420 and 3,326,560 shares issued	33,274	33,265
Additional paid-in capital	17,581	17,559
Retained earnings	14,532	13,022
Accumulated other comprehensive income	6,259	6,132
Less: Treasury stock, at cost (8,000 and 5,000 shares)	(339)	(209)
Total shareholders’ equity	71,307	69,769
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$526,167	$527,381

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

		Three Months Ended March 31,
		2004	2003
		(in thousands except per share data)
	INTEREST AND DIVIDEND INCOME:
	Interest and fees on loans	$4,891	$4,995
	Interest and dividends on investments:
	Taxable	2,029	1,199
	Tax-exempt	391	863
	Other dividend and interest income	16	35

	Total interest and dividend income	7,327	7,092
	INTEREST EXPENSE:
	Interest on deposits	1,135	1,633
	Interest on short-term borrowings	137	72
	Interest on other borrowings	852	681
	Total interest expense	2,124	2,386
	Net interest income	5,203	4,706
	Provision for loan losses	75	90
	Net interest income after provision for loan losses	5,128	4,616
	OTHER INCOME:
	Service charges	476	465
	Securities gains, net	545	101
	Earnings on bank-owned life insurance	90	104
	Insurance commissions	614	358
	Other operating income	312	255
	Total other operating income	2,037	1,283
	OTHER EXPENSES:
	Salaries and employee benefits	1,979	1,635
	Occupancy expense, net	243	233
	Furniture and equipment expense	265	285
	Pennsylvania shares tax expense	116	115
	Other expenses	870	871
	Total other operating expenses	3,473	3,139
	INCOME BEFORE INCOME TAX PROVISION	3,692	2,760
	APPLICABLE INCOME TAX PROVISION	1,019	573
	NET INCOME	$2,673	$2,187

EARNINGS PER SHARE	-BASIC	$0.80	$0.66
	-DILUTED	$0.80	$0.66

	DIVIDENDS PER SHARE	$0.35	$0.27

WEIGHTED AVERAGE SHARES OUTSTANDING	-BASIC	3,321,853	3,333,393
	-DILUTED	3,325,395	3,335,101

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net Income	$2,673	$2,187
Other comprehensive income:
Unrealized gains on available for sale securities	$738	$816
Less: Reclassification adjustment for gain included in net income	545	101
Other comprehensive income before tax	193	715
Income tax expense related to other comprehensive income	66	243
Other comprehensive income, net of tax	127	472
Comprehensive income	$2,800	$2,659

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands except per share data)

	COMMON STOCK		ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE	TREASURY	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY
Balance, December 31, 2003	3,326,560	$33,265	$17,559	$13,022	$6,132	$(209)	$69,769

Net income for the three months ended March 31, 2004				2,673			2,673
Dividends declared, $0.35				(1,163)			(1,163)
Treasury Stock acquired (3,000 shares)						(130)	(130)
Net change in unrealized gain on investments available for sale, net of tax of $66					127		127
Stock options exercised	860	9	22				31
Balance, March 31, 2004	3,327,420	$33,274	$17,581	$14,532	$6,259	$(339)	$71,307

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
OPERATING ACTIVITIES:
Net Income	$2,673	$2,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	158	201
Provision for loan losses	75	90
Accretion and amortization of investment security discounts
and premiums	3	(142)
Securities gains	(545)	(101)
Originations of loans held for sale	(2,056)	(2,258)
Proceeds of loans held for sale	3,165	2,837
Earnings on bank-owned life insurance	90	104
Change in deferred income tax	1,637	664
Other, net	(245)	(85)
Net cash provided by operating activities	4,955	3,497
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	35,792	3,703
Proceeds from calls and maturities	5,364	8,182
Purchases	(36,890)	(33,664)
Investment securities held to maturity:
Proceeds from calls and maturities	1	29
Purchases	(14)	(24)
Net decrease (increase) in loans	(2,804)	6,580
Acquisition of bank premises and equipment	(108)	(76)
Proceeds from the sale of foreclosed assets	134	—
Gross proceeds from redemption of regulatory stock	1,718	—
Gross purchases of regulatory stock	(1,252)	(979)
Net cash provided by (used in) investing activities	1,941	(16,249)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	9,073	7,993
Net decrease in noninterest-bearing deposits	(1,154)	(7,067)
Proceeds of long-term borrowings	5,000	19,100
Net decrease in short-term borrowings	(16,671)	(146)
Dividends paid	(1,163)	(908)
Stock options exercised	31	33
Purchase of Treasury Stock	(130)	(86)
Net cash provided by (used in) financing activities	(5,014)	18,919
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,882	6,167
CASH AND CASH EQUIVALENTS, BEGINNING	10,230	11,731
CASH AND CASH EQUIVALENTS, ENDING	$12,112	$17,898

The Company paid approximately $2,131,000 and $2,495,000 interest on deposits and borrowings during the first quarter of 2004 and 2003, respectively.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not necessarily include all information which would be included in audited financial statements.  The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of the period.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. The unaudited consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to Interpretation 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity (VIE) and for determining under what circumstances a VIE should be consolidated with its primary beneficiary.  Application of this Interpretation is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003.  Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004.  Small business issuers must apply this Interpretation to all other types of VIEs at the end of the first reporting period ending after December 15, 2004.  The adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

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

	Three Months Ended March 31,
	2004	2003

Weighted average common shares outstanding	3,327,315	3,451,048

Average treasury stock shares	(5,462)	(117,655)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,321,853	3,333,393

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	3,542	1,708

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,325,395	3,335,101

Options to purchase 10,890 shares of common stock at the price of $48.35 were outstanding during the three months ended March 31, 2004, and 22,385 shares of common stock at the prices of $48.35 and $38.18 per share were outstanding during the three months ended March 31, 2003, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

Note 3.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note K of the Company’s Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plans for the three months ended March 31, 2004 and March 31, 2003 respectively.

	Pension Benefits
	2004	2003

Service cost	$113	$111
Interest cost	106	96
Expected return on plan assets	(84)	(64)
Amortization of transition obligation	(1)	(1)
Amortization of prior service cost	6	6
Amortization of net (gain) loss	14	21
Net periodic cost	$154	$169

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2003 Annual Report on Form 10-K that it expected to contribute $560,000 to its defined benefit plan in 2004.  As of March 31, 2004, a contribution of $148,000 has been made.  The Company presently anticipates contributing an additional $444,000 to fund its pension plan in 2004 for a total of $592,000.

Note 4.  Off Balance Sheet Risk

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

Financial instruments whose contract amounts represent credit risk are as follows:

	March 31, 2004	December 31, 2003
Commitments to extend credit	$48,822	$47,454

Standby letters of credit	$816	$258

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2004 and 2003

Net Interest Income

The $497,000 increase of net interest income is the result of the expansion of total interest-earning assets and the reduction of the interest rates paid on deposits partially offset by declining interest rates on interest-earning assets.  Total securities experienced a rate decline of 65 basis points effected by management’s repositioning from longer term States & Political securities to shorter term U.S. Government securities.  While weighted average interest rates in the loan portfolio decreased 80 basis points, the expansion into the Centre County market facilitated the loan growth of over $27,308,000.  The opportunity to borrow funds at historically low interest rates funded the loan and security growth.  Management reduced interest expense $498,000 primarily by lowering weighted average interest rates paid on deposits 69 basis points.

Interest Income

For the three months ended March 31, 2004, total interest income increased $235,000 with interest and dividends on investments increasing $339,000 and interest and fees on loans decreasing $104,000.  The increase in earnings on investments is primarily the result of an increase of $31,860,000 in the average balance of investment securities held for the current period relative to the same period a year ago.  The decrease in the return on loans is primarily the result of approximately an 85 basis point decline in yield.

On a tax equivalent basis, calculated utilizing the statutory tax rate of 34%, investment security income increased $95,000 for the first three months of 2004 compared to the first three months of 2003.  The increase of taxable security income of $830,000 is due to the significant purchase of U.S. Government securities over the past year, with the average of these shorter term securities increasing $62,079,000,  while the decrease in the average of longer term tax-exempt States & Political securities decreased tax equivalent interest income $716,000.  Management has repositioned the investment portfolio from longer term assets to shorter term assets to take advantage of the cash flow opportunities for reinvestment in anticipation of rising rates. The net growth in the volume of investment holdings has generated additional interest income that has offset the 60 basis point decline in the overall portfolios weighted average interest rates.

Within the loan portfolio, an 85 basis point decrease of the tax equivalent return on loans was mostly offset by an increase in the average balance of loans of $24,721,000 in comparing the three months ended March 31, 2004 to the same period for 2003.  The loan growth is attributed mostly to the expansion into the Centre County market.  Variable rate loans within the portfolio and other new loan originations at lower effective rates have contributed to the reduction of net income compared to a year ago reflective of the historically low rates.

Interest Expense

For the three months ended March 31, 2004, total interest expense decreased by $262,000 or 10% compared to the first three months of 2003.  Low interest rates have positively impacted interest expense.  Management’s adjustment of rates paid while continuing to monitor the local competition for all deposit accounts contributed the most substantial decrease in interest expense.  The weighted average rate of interest paid on deposits declined 69 basis points for the three months ended March 31, 2004 since the same period in 2003 resulting in the decrease of interest paid on savings deposits of $250,000 and $248,000 on time deposits.

Favorable long-term borrowing rates offer opportunities to reduce interest expenses over the coming years.  At the end of the first quarter of 2003, the Company borrowed an additional $20 million in long term advances through the FHLB to minimize future borrowing costs and to enhance asset and liability positioning.  These additional borrowings were utilized by management to take advantage of current investment opportunities while minimizing interest rate risk.  The $171,000 increase in expense on long-term borrowings is the result of these additional advances with average advances of $20,963,000 offset by the 50 basis point decline in the resulting weighted average interest rate for the first quarter of 2004 compared to the same period of 2003. Interest paid on short-term borrowings increased $65,000 as a result of an increase in the average balances of $25,523,000 offset partially by the decline in the weighted average interest rate of 72 basis points.  Overnight borrowings increased as a result of leveraging the purchase of securities and loan growth.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio at March 31, 2004, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, employment and delays in receiving financial information from borrowers could result in increased levels of non-performing assets and charge-offs, increased loan loss provisions and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While management has attributed the allowance for loan losses to various portfolio segments, the allowance is available for the entire portfolio.

The allowance for loan losses increased from $3,069,000 at December 31, 2003 to $3,099,000 at March 31, 2004.  The allowance for loan losses was 1.1% of total loans at March 31, 2004 as well as December 31, 2003.  This percentage is consistent with the Bank’s historical experience and peer banks.  Management’s conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date.

The provision for loan losses totaled $75,000 for the three months ended March 31, 2004.  The provision for the same period in 2003 was $90,000.  For the three months period ending March 31, 2004, charge-offs exceeded recoveries by $45,000 compared to the same period ended March 31, 2003, when charge-offs exceeded recoveries by $25,000.

An overall decrease was experienced in non-performing loans from the December 31, 2003 total of $1,256,000 to $1,129,000 on March 31, 2004.  This decline consisted of a commercial and industrial loans decrease of $40,000, a real estate secured loan decrease of $100,000 and an installment loans increase of $13,000.

Based upon this analysis, as well as the others noted above, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in its loan portfolio.

Other Operating Income

Other operating income for the three months ended March 31, 2004 increased $754,000.  Net security gains represented an increase of $444,000 resulting from management reacting to the opportunities available to sell investment securities without significantly impacting the overall effective yield of the investment portfolio.  Management continues to closely monitor the investment portfolio for other similar opportunities which may become available.  Excluding net security gains, other income increased $310,000, primarily due to the $256,000 growth of insurance commissions earned by the Bank’s subsidiary, The M Group.  In the last year, The M Group added new personnel and has expanded its market area.  Miscellaneous income increased $57,000 due to normal operations and service charges grew $11,000 as the weighted average balance of demand deposits increased.

Other Operating Expense

An overall increase in other expenses totaled $334,000 for the first quarter of 2004 compared to the same period in 2003 and is the result of normal operational cost increases.  Commission costs increased $159,000 as a result of the growth in sales of financial products offered by The M Group, Inc.  Normal salary increases attributed an increase of $185,000.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2004 resulted in an effective income tax rate of 27.60% compared to 20.76% for the corresponding period in 2003.  This increasing effective tax rate is the result of management’s repositioning of the investment portfolio from tax-exempt securities to taxable securities.  The tax effects of the repositioning were examined by management as part of the strategic plan.

ASSET/LIABILITY MANAGEMENT

Assets

At March 31, 2004, total assets were $526.2 million compared to $527.4 million at December 31, 2003.  Cash and due from banks decreased $1.9 million during the first three months of 2004.  Investment securities totaled $207.8 million at March 31, 2004 for a net decrease of $3.5 million over the corresponding balance at December 31, 2003.  The decline of investments is primarily due to the principal payments of the mortgage-back securities of $5.3 million.  Mortgage-backed agency securities were purchased and sold for a net increase of $1.6 million.  Management shortened the average life of the portfolio, increased annual yield, and realized a profit on sales in order to strengthen the portfolio.  During this period, net loans increased by $2.7 million to $275.5 million as a result of expansion into the Centre County.  Loans held for resale decreased $1.1 million to $3.7 million due to normal closing processes.

Deposits

At March 31, 2004,  total deposits amounted to $342.2 million representing an increase of $7.9 million from total deposits at December 31, 2003.  Non-interest bearing demand deposits decreased $1.2 million and interest-bearing demand deposits increased $2.8 million from year end 2003 to March 31, 2004. Savings accounts increased $2.2 million and time deposits increased $4.1 million. This growth is attributed to normal operations as well as the increased expansion in Centre County. Additionally, the Bank obtained municipal deposits of $2.8 million during the first quarter of 2004.

Capital

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Company’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets and preserve high quality credit ratings.

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines.  The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.  Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total risk-based, Tier I risk-based and Tier I leverage capital requirements. In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvements Act (FDICIA) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” To be classified as “well capitalized”, Total risk-based, Tier I risked- based and Tier I leverage capital ratios must be at least 10%, 6%, and 5% respectively.

At March 31, 2004, the Company was “well capitalized” with a total risk based capital ratio of 23.29%, a Tier I capital ratio of 21.20% and a Tier I leverage ratio of 12.10%.

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

The following internally maintained liquidity measures are monitored and kept within the limits cited.

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the Federal Home Loan Bank of $291.8 million.  In addition to this credit arrangement the Company has additional lines of credit with correspondent banks of $10.5 million. The Company’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  Federal Home Loan Bank advances totaled $91.9 million as of March 31, 2004.

Interest rate sensitivity, which is closely related to liquidity management, is a function of the repricing characteristics of the Company’s portfolio of assets and liabilities.  Asset/liability management strives to match maturities and rates between loan and investment security assets with the deposit liabilities and borrowings that fund them.  Successful asset/liability management results in a balance sheet structure which can cope effectively with market rate fluctuations. The matching process is affected by segmenting both assets and liabilities into future time periods (usually 12 months, or less) based upon when repricing can be effected.  Repriceable assets are subtracted from repriceable liabilities, for a specific time period to determine the “gap”, or difference. Once known, the gap is managed based on predictions about future market interest rates.  Intentional mismatching, or gapping, can enhance net interest income if market rates move as predicted.  However, if market rates behave in a manner contrary to predictions, net interest income will suffer.  Gaps, therefore, contain an element of risk and must be prudently managed.  In addition to gap management, the Company has an asset/liability management policy which incorporates a market value at risk calculation which is used to determine the effects of interest rate movements on shareholders’ equity and a simulation analysis to monitor the effects of interest rate changes on the Company’s balance sheets.

There has been no substantial changes in the Company’s gap analyses or simulation analyses compared to the information provided in the Company’s SEC 10-K for the period ended December 31, 2003.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk for the Company is comprised primarily from interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally.  There has been no substantial changes in the Company’s gap analyses or simulation analyses compared to the information provided in the Company’s SEC 10-K for the period ended December 31, 2003.  Additional information and details are provided in the Interest Sensitivity section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Generally, management believes the Company is well positioned to respond expeditiously when the market interest rate outlook changes.

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table sets forth certain information relating to shares of the Company’s common stock repurchased by the Company during the quarter ended March 31, 2004.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month#1(January 1- January 31, 2004)	—	—	—	—

Month#2 (February 1- February 29, 2004)	—	—	—	—

Month#3 (March 1,- March 31, 2004)	3,000	$43.30	3,000	54,619

The Company announced a repurchase program on August 10, 2000 which was approved by the Board of Directors on August 8, 2000 for the repurchased of 171,600 shares which will expire on August 8, 2004.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders

Penns Woods Bancorp, Inc.’s annual meeting of the shareholders was held on April 28, 2004.  The results of the items voted on are listed below:

Issue	Description	For	Withhold

1.	Election of Directors for a Three Year Term

	Michael J. Casale, Jr.	2,738,295	18,729
	R. Edward Nestlerode, Jr.	2,742,402	14,622
	William H. Rockey	2,696,053	60,971
	Ronald A. Walko	2,698,910	58,114

Issue	Description	For	Against	Abstain

2.	Ratification of S.R. Snodgrass A.C., Certified Public Accountants as independent auditors	2,732,074	10,936	14,014

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

(31) (i)                                                              Rule 13a-14(a) Certification of Chief Executive Officer

(31) (ii)                                                           Rule 13a-14(a) Certification of Chief Financial Officer

(32) (i)                                                              Certification of Chief Executive Officer Section 1350

(32) (ii)                                                           Certification of Chief Financial Officer Section 1350

(B) Reports on Form 8-K

January 13, 2004 - First Quarter Earnings Press Release April 13, 2004 - First Quarter Shareholders’ Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.

(Registrant)

Date: May 10, 2004
Ronald A. Walko, President and Chief Executive Officer

Date: May 10, 2004
Sonya E. Scott, Secretary

EXHIBIT INDEX

Exhibit 31(i)                                                                                  Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31(ii)                                                                               Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32(i)                                                                                  Section 1350 Certification of Chief Executive Officer

Exhibit 32(ii)                                                                               Section 1350 Certification of Chief Financial Officer