Form 10-Q
period 2004-06-30
PENNS WOODS BANCORP INC
filed 2004-08-09
CIK 716605

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange
Act of 1934 for the Quarterly Period Ended June 30, 2004,

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

YES ☒              NO ☐

On August 9, 2004 there were 3,319,457 of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	June 30, 2004	December 31, 2003
	(in thousands)
ASSETS:
Cash and due from banks	$11,261	$10,230
Investment securities available for sale	200,084	210,611
Investment securities held to maturity (market value of $667 and $701)	658	686
Loans held for sale	5,158	4,803
Loans, net of unearned discount of $1,062 and $940	300,718	275,828
Allowance for loan losses	(3,157)	(3,069)
Loans, net	297,561	272,759

Premises and equipment, net	4,693	4,625
Accrued interest receivable	2,207	2,242
Bank-owned life insurance	9,088	8,908
Goodwill	3,032	3,032
Other assets	9,486	9,485
TOTAL ASSETS	$543,228	$527,381

LIABILITIES:
Noninterest-bearing demand deposits	$66,270	$64,875
Interest-bearing demand deposits	101,591	77,245
Savings deposits	71,712	67,298
Time deposits	129,177	124,900
Total deposits	368,750	334,318

Short-term borrowings	26,484	47,265
Other borrowings	75,878	70,878
Accrued interest payable	859	836
Other liabilities	3,020	4,315
Total liabilities	474,991	457,612
SHAREHOLDERS’ EQUITY:
Common stock, par value $10; 10,000,000 shares authorized; 3,327,457 and 3,326,560 shares issued	33,274	33,265
Additional paid-in capital	17,581	17,559
Retained earnings	16,175	13,022
Accumulated other comprehensive income	1,546	6,132
Less: Treasury stock, at cost (8,000 and 5,000 shares)	(339)	(209)
Total shareholders’ equity	68,237	69,769
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$543,228	$527,381

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
	(in thousands except per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$10,028	$9,902	$5,137	$4,907
Interest and dividends on investments:
Taxable	4,066	2,769	2,037	1,570
Tax-exempt	711	1,593	320	730
Other dividend and interest income	54	79	38	44
Total interest and dividend income	14,859	14,343	7,532	7,251
INTEREST EXPENSE:
Interest on deposits	2,317	3,122	1,182	1,489
Interest on short-term borrowings	236	172	99	100
Interest on other borrowings	1,713	1,487	861	806
Total interest expense	4,266	4,781	2,142	2,395
Net interest income	10,593	9,562	5,390	4,856
Provision for loan losses	150	135	75	45
Net interest income after provision for loan losses	10,443	9,427	5,315	4,811
OTHER INCOME:
Service charges	998	937	522	472
Securities gains, net	1,128	1,851	583	1,750
Earnings on bank-owned life insurance	180	207	90	103
Insurance commissions	1,159	750	545	392
Other operating income	622	483	310	228
Total other operating income	4,087	4,228	2,050	2,945
OTHER EXPENSES:
Salaries and employee benefits	3,865	3,320	1,886	1,685
Occupancy expense, net	473	465	230	232
Furniture and equipment expense	495	548	230	263
Pennsylvania shares tax expense	246	228	130	113
Other expenses	1,847	1,764	977	893
Total other operating expenses	6,926	6,325	3,453	3,186
INCOME BEFORE INCOME TAX PROVISION	7,604	7,330	3,912	4,570
APPLICABLE INCOME TAX PROVISION	2,127	1,806	1,108	1,233
NET INCOME	$5,477	$5,524	$2,804	$3,337

EARNINGS PER SHARE - BASIC	$1.65	$1.66	$0.85	$1.00
-DILUTED	$1.65	$1.66	$0.85	$1.00

DIVDENDS PER SHARE	$0.70	$0.54	$0.35	$0.27
WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC	3,320,649	3,333,309	3,319,445	3,333,228
-DILUTED	3,324,063	3,335,707	3,322,730	3,336,023

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2004		2003
	(in thousands)
Net Income		$2,804		$3,337
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	$(6,558)		$4,382
Less: Reclassification adjustment for gain included in net income	583		1,750
Other comprehensive income (loss) before tax		(7,141)		2,632
Income tax expense (benefit) related to other comprehensive income (loss)		(2,428)		895
Other comprehensive income (loss), net of tax		(4,713)		1,737
Comprehensive income (loss)		$(1,909)		$5,074

	Six Months Ended June 30,
	2004		2003
	(in thousands)
Net Income		$5,477		$5,524
Other comprehensive income:
Unrealized gains losses) on available for sale securities	$(5,820)		$5,198
Less: Reclassification adjustment for gain included in net income	1,128		1,851
Other comprehensive income (loss) before tax		(6,948)		3,347
Income tax expense (benefit) related to other comprehensive income (loss)		(2,362)		1,138
Other comprehensive income (loss), net of tax		(4,586)		2,209
Comprehensive income		$891		$7,733

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands except per share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	TOTAL SHAREHOLDERS EQUITY
	SHARES	AMOUNT
Balance, December 31, 2003	3,326,560	$33,265	$17,559	$13,022	$6,132	$(209)	$69,769

Net income for the six months ended June 30, 2004				5,477			5,477
Dividends declared, $0.70				(2,324)			(2,324)
Treasury Stock acquired (3,000 shares)						(130)	(130)
Net change in unrealized gain on investments available for sale,
net of tax benefit of $2,362					(4,586)		(4,586)
Stock options exercised	897	9	22				31
Balance, June 30, 2004	3,327,457	$33,274	$17,581	$16,175	$1,546	$(339)	$68,237

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
	(in thousands)
OPERATING ACTIVITIES:
Net Income	$5,477	$5,524
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	291	399
Provision for loan losses	150	135
Accretion and amortization of investment security discounts and premiums	15	(204)
Securities gains, net	(1,128)	(1,851)
Originations of loans held for sale	(15,624)	(6,982)
Proceeds of loans held for sale	15,269	7,011
Earnings on bank-owned life insurance	(180)	(207)
Change in deferred income tax	2,678	1,138
Other, net	(2,018)	(628)
Net cash provided by operating activities	4,930	4,335
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	83,273	24,629
Proceeds from calls and maturities	15,826	21,878
Purchases	(94,407)	(83,400)
Investment securities held to maturity:
Proceeds from calls and maturities	42	239
Purchases	(14)	(24)
Net decrease (increase) in loans	(25,042)	2,809
Acquisition of bank premises and equipment	(359)	(195)
Proceeds from the sale of foreclosed assets	144	—
Proceeds from redemption of regulatory stock	2,100	196
Purchases of regulatory stock	(1,690)	(1,788)
Net cash used in investing activities	(20,127)	(35,656)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	33,037	9,310
Net increase (decrease) in noninterest-bearing deposits	1,395	(8,594)
Proceeds of long-term borrowings	5,000	19,100
Net decrease in short-term borrowings	(20,781)	15,743
Dividends paid	(2,324)	(1,818)
Stock options exercised	31	44
Purchase of Treasury Stock	(130)	(86)
Net cash provided by financing activities	16,228	33,699
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,031	2,378
CASH AND CASH EQUIVALENTS, BEGINNING	10,230	11,731
CASH AND CASH EQUIVALENTS, ENDING	$11,261	$14,109

The Company paid approximately $4,243,000 and $4,916,000 interest on deposits and borrowings during the first half of 2004 and 2003, respectively.

The Company made income tax payments of approximately $2,050,000 and $1,100,000 during the first six months of 2004 and 2003, respectively.

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  Basis of Presentation

The consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries Woods Investment Company, Inc., Woods Real Estate Development Company, Inc., and Jersey Shore State Bank (the “Bank”) and its wholly-owned subsidiary The M Group, Inc. D/B/A The Comprehensive Financial Group (“The M Group”).  All significant inter-company balances and transactions have been eliminated in the consolidation.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for the fair presentation of results for such periods.  All of those adjustments are of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with financial statements and notes thereto contained in the Company’s annual report for the year ended December 31, 2003.

Recent Accounting Pronouncements

In December 2003, the FASB issued a revision to Interpretation 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity (“VIE”) and for determining under what circumstances a VIE should be consolidated with its primary beneficiary.  The Interpretation requires consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Prior to the interpretation, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity.  The adoption of this Interpretation has not and is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 2. Per Share Data

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive per share computation.  There are no convertible securities which would affect the numerator in calculating basic and dilutive earnings per share, therefore, net income as presented on the consolidated statement of income will be used as the numerator.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Weighted average common shares outstanding	3,327,445	3,451,701	3,327,380	3,451,378

Average treasury stock shares	(8,000)	(118,473)	(6,731)	(118,069)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,319,445	3,333,228	3,320,649	3,333,309

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	3,285	2,795	3,414	2,398

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,322,730	3,336,023	3,324,063	3,335,707

Options to purchase 8,713 shares of common stock at the price of $48.35 were outstanding during the three and six months ended June 30, 2004 and 10,890 shares of common stock at the price of $48.35 were outstanding for the three and six months ended June 30, 2003, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

Note 3.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note K of the Company’s Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plans for the six months ended June 30, 2004 and June 30, 2003 respectively.

	2004	2003

Service cost	$233	$222
Interest cost	199	192
Expected return on plan assets	(164)	(128)
Amortization of transition obligation	(1)	(2)
Amortization of prior service cost	13	13
Amortization of net (gain) loss	21	42
Net periodic cost	$301	$334

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2003 Annual Report on Form 10-K that it expected to contribute $560,000 to its defined benefit plan in 2004.  As of June 30, 2004, a contribution of $296,000 has been made.  The Company presently anticipates contributing an additional $296,000 to fund its pension plan in 2004 for a total of $592,000.

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

Financial instruments whose contract amounts represent credit risk are as follows:

	June 30, 2004	December 31, 2003
Commitments to extend credit	$49,524	$47,454

Standby letters of credit	$786	$258

Note 5.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior periods have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Six Months Ended June 30, 2004 and 2003

Interest Income

The $516,000 increase of interest income is the result of the expansion of total interest-earning assets and the reduction of the interest rates paid on deposits partially offset by declining interest rates on interest-earning assets.  Total securities experienced a rate decline of 52 basis points effected by management’s repositioning from longer term States & Political securities to shorter term U.S. Government securities.  While weighted average interest rates in the loan portfolio decreased 77 basis points, the expansion into the Centre County market facilitated loan growth of over $24,890,000.  The opportunity to borrow funds at historically low interest rates as well as a growth of municipal deposits funded the loan and security growth.   Management reduced interest expense $515,000 primarily by lowering weighted average interest rates paid on deposits 50 basis points.

Interest Expense

For the six months ended June 30, 2004, total interest expense decreased by $515,000 or 11% compared to the first six months of 2003.  Low interest rates have positively impacted interest expense.  Management’s adjustment of rates paid while continuing to monitor the local competition for all deposit accounts contributed the most substantial decrease in interest expense.  The weighted average rate on interest paid on deposits declined 50 basis points for the six months ended June 30, 2004 from the same period in 2003 resulting in the decrease of interest paid on savings deposits of $366,000 and $439,000 on time deposits.

Favorable long-term borrowing rates offer opportunities to reduce interest expenses over the coming years.  At the end of the first quarter of 2003, the Company borrowed an additional $20 million in long term advances through the FHLB to minimize future borrowing costs and to enhance asset and liability positioning.  These additional borrowings were utilized by management to take advantage of current investment opportunities while minimizing interest rate risk.  The $226,000 increase in expense on long-term borrowings is the result of these additional advances with average advances of $12,933,000 offset by the 22 basis point decline in the resulting weighted average interest rate for the first half of 2004 compared to the same period of 2003. Interest paid on short-term borrowings increased $64,000 as a result of an increase in the average balances of $17,466,000 offset partially by the decline in the weighted average interest rate of 85 basis points.  Overnight borrowings increased as a result of leveraging the purchase of securities and loan growth.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2004, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan losses increased from $3,069,000 at December 31, 2003 to $3,157,000 at June 30, 2004.  At June 30, 2004, allowance for loan losses was 1.0% of total loans compared to 1.1% of total loans at December 31, 2003.  This percentage is consistent with the Bank’s historical experience and peer banks.  Management’s conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date.

The provision for loan losses totaled $150,000 for the six months ended June 30, 2004.  The provision for the same period in 2003 was $135,000.

An overall decrease of $60,000 was experienced in non-performing loans from December 31, 2003 to $1,196,000 on June 30, 2004.  This decline consisted of a commercial and industrial loans decrease of $12,000, a real estate secured loans decrease of $51,000 and an installment loans increase of $3,000.

Based upon this analysis, as well as the others noted above, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in its loan portfolio.

Other Operating Income

Other operating income for the six months ended June 30, 2004 decreased $141,000.  Net security gains represent a decrease of $723,000. During the second quarter of 2003, management took advantage of the opportunity available to sell investment securities without significantly impacting the overall effective yield of the investment portfolio.  Excluding net security gains, other income increased $582,000 primarily due to the $409,000 growth of insurance commissions earned by the Bank’s subsidiary, The M

Group.  The M Group has added personnel and expanded its market area in the last year.  Service charges grew $61,000 as the weighted average balance of demand deposits increased and the remaining items of income increased $112,000 due to normal operations.

Other Operating Expense

An overall increase in other expenses totaled $601,000 for the first half of 2004 compared to the same period in 2003 and is the result of normal operational cost increases.  The $545,000 increase of salaries and benefits consisted of the increase of $251,000 of commissions paid as a result of the growth in sales of financial products offered by The M Group, Inc. and normal salary increases of $294,000.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2004 resulted in an effective income tax rate of 27.97% compared to 24.64% for the corresponding period in 2003.  This increasing effective tax rate is the result of management’s repositioning of the investment portfolio from tax-exempt securities to taxable securities.  The tax effects of the repositioning were examined by management as part of the Company’s strategic plan.

Comparison of the Three Months Ended June 30, 2004 and 2003

Interest Income

During the second quarter of 2004, interest income earned was $7,532,000, an increase of $281,000 over the same quarter in 2003.

Interest income on loans increased $230,000 due to the weighted average balances advancing $38,549,000 from the expansion into the Centre County market partially offset by the weighted average interest rate decrease of 70 basis points.

An increase of $51,000 occurred in interest and dividends on investments.  Taxable interest and dividends increased $461,000 while non-taxable interest decreased $410,000 due to the purchases of short-term, taxable securities and the sales of long-term, tax-free securities.

Interest Expense

Interest expense during the second quarter of 2004 decreased $253,000, or 11% less than interest expense incurred during the second quarter of 2003.  Interest expense on savings deposits decreased $116,000 as a result of a 39 basis point decline of the effective weighted average interest rate for the periods partially offset by the increase of the weighted average balance of $14,171,000.  The weighted average interest rate for time deposits decreased 51 basis points for a savings of $190,000.  Although the weighted average balance of short-term borrowings increased $9,436,000, the 91 basis point decline in the weighted average interest rate negated the effect on the expense.  Interest paid on long-term borrowings increased $55,000 due to the increase in the weighted average balance of $5,000,000.

Other Operating Income

Total other operating income for the quarter ended June 30, 2004 compared to the same period in 2003 decreased $895,000.  The decrease is due to the decrease of security gains of $1,170,000 partially offset by an increase of the insurance and brokerage commissions earned by the Bank’s subsidiary, The M Group, Inc. during the second quarter of this year.  Service charges rose $50,000 as the weighted average balance of demand deposits continued to rise.  The remaining items comprising operating income increased $69,000 for the second quarter of 2004 compared to the same period of 2003 due to normal operations.

Other Operating Expenses

Total other operating expenses increased $267,000.  Salaries and employee benefits increased $201,000 attributed to both the increase of commissions earned by The M Group, Inc. and the standard cost of living salary increases.  Occupancy expense decreased $2,000 and furniture and equipment decreased $33,000 due to the change of depreciation expense during the second quarter of 2004 compared to the second quarter of 2003.  Pennsylvania shares tax expense increased $17,000 and miscellaneous expenses increased $84,000 due to general inflationary increases.

Provision for Income Taxes

Income taxes decreased $125,000 for the quarter ended June 30, 2004 compared to the second quarter of 2003.  The effective tax rates for the quarter ended June 30, 2004 and 2003 are 28.32% and 26.98%, respectively.  This increasing effective tax rate is consistent with management’s repositioning of the investment portfolio from tax-exempt securities to taxable securities.  The tax effects of the repositioning were examined by management as part of the Company’s strategic plan.

ASSET/LIABILITY MANAGEMENT

Assets

At June 30, 2004, total assets were $543.2 million compared to $527.4 million at December 31, 2003.  Cash and due from banks increased $1 million during the first half of 2004.  Investment securities available for sale totaled $200.1 million at June 30, 2004 for a net decrease of $10.5 million from the corresponding balance December 31, 2003.  The decline of investments is primarily due to the principal payments of the mortgage-backed securities of $15.8 million.  Mortgage-backed agency securities were purchased and sold for a net increase of $18.2 million and tax-free municipals were purchased and sold for a net decrease of $6.0 million.  The unrealized gain on investments decreased $6.9 million from December 31, 2003 to June 30, 2004.   Management shortened the average life of the portfolio, increased annual yield, and realized a profit on sales in order to strengthen the portfolio.  During this period, net loans increased by $24.9 million as a result of expansion into Centre County

Deposits

At June 30, 2004, total deposits amounted to $368.8 million representing an increase of $34.4 million from total deposits at December 31, 2003.  Non-interest bearing demand deposits increased $1.4 million, savings deposits increased $4.4 million, and time deposits increased $4.3 million.  Interest bearing demand deposits increased $24.3 million due to an increase of municipal deposits. The deposit growth is attributed to normal operations as well as the increased expansion in Centre County.

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

At June 30, 2004, the Company was “well capitalized” with a total capital ratio of 22.10%, a Tier I capital ratio of 20.30% and a Tier I leverage ratio of 11.86%.

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

5.  Investments to Total Deposits, 50% maximum

6.  Total Liquid Assets to Total Assets, 25% minimum

7.  Total Liquid Assets to Total Liabilities, 25% minimum

8.  Net Core Funding Dependence, 35% maximum

Fundamental objectives of the Company’s asset/liability management process are to maintain adequate liquidity while minimizing interest rate risk.  The maintenance of adequate liquidity provides the Company with the ability to meet its financial obligations to depositors, loan customers and shareholders.  Additionally, it provides funds for normal operating expenditures and business opportunities as they arise.  The objective of interest rate sensitivity management is to increase net interest income by managing interest sensitive assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.

The Bank, like other financial institutions, must have sufficient funds available to meet its liquidity needs for deposit withdrawals, loan commitments and expenses.   In order to control cash flow, the Bank estimates future flows of cash from deposits and loan payments.  The primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, as well as Federal Home Loan Bank borrowings.  Funds generated are used principally to fund loans and purchase investment securities.  Management believes the Company has adequate resources to meet its normal funding requirements.

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the Federal Home Loan Bank of $243.7 million.  In addition to this credit arrangement the Company has additional lines of credit with correspondent banks of $10,500,000. The Company’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  Federal Home Loan Bank advances totaled $88.4 million as of June 30, 2004.

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

There has been no substantial changes in the Company’s GAP analyses or simulation analyses compared to the information provided in the Company’s Form 10-K for the period ended December 31, 2003.

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

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

                none.

Item 2.  Changes in Securities and Use of Proceeds.

The Company announced a repurchase program on August 10, 2000 which was approved by the Board of Directors on August 8, 2000 for the repurchase of 171,600 shares which will expire on August 8, 2004.  There were no repurchases of the Company's common stock during the quarter ended June 30, 2005.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

The Penns Woods Bancorp, Inc.’s annual meeting of the shareholders was held on April 28, 2004.  The results of the items voted on are listed below:

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

(B) Reports on Form 8-K

April 8, 2004- First Quarter Earnings Press Release

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.

(Registrant)

Date:	August 9, 2004
/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer

Date:	August 9, 2004	/s/ Sonya E. Scott
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