Form 10-Q
period 2004-09-30
PENNS WOODS BANCORP INC
filed 2004-11-09
CIK 716605

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒         Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2004,

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

YES ☒              NO ☐

On October 22, 2004 there were 3,319,567 of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET (UNAUDITED)

	September 30, 2004	December 31, 2003
	(in thousands)
ASSETS:
Cash and due from banks	$16,927	$10,230
Investment securities available for sale	193,705	210,611
Investment securities held to maturity (market value of $664 and $701)	658	686
Loans held for sale	6,675	4,803
Loans, net of unearned discount of $1,079 and $940	316,731	275,828
Allowance for loan losses	(3,248)	(3,069)
Loans, net	313,483	272,759

Premises and equipment, net	4,692	4,625
Accrued interest receivable	2,168	2,242
Bank-owned life insurance	9,178	8,908
Goodwill	3,032	3,032
Other assets	8,751	9,485
TOTAL ASSETS	$559,269	$527,381

LIABILITIES:
Noninterest-bearing demand deposits	$70,046	$64,875
Interest-bearing demand deposits	94,057	77,245
Savings deposits	70,165	67,298
Time deposits	138,819	124,900
Total deposits	373,087	334,318

Short-term borrowings	33,669	47,265
Other borrowings	75,878	70,878
Accrued interest payable	879	836
Other liabilities	3,374	4,315
Total liabilities	486,887	457,612
SHAREHOLDERS’ EQUITY:
Common stock, par value $10; 10,000,000 shares authorized; 3,327,457 and 3,326,560 shares issued	33,274	33,265
Additional paid-in capital	17,581	17,559
Retained earnings	17,839	13,022
Accumulated other comprehensive income	4,027	6,132
Less: Treasury stock, at cost (8,000 and 5,000 shares)	(339)	(209)
Total shareholders’ equity	72,382	69,769
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$559,269	$527,381

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
	(in thousands except per share data)
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$15,578	$14,919	$5,550	$5,017
Interest and dividends on investments:
Taxable	5,996	4,472	1,930	1,703
Tax-exempt	1,133	2,134	422	541
Other dividend and interest income	76	99	22	20

Total interest and dividend income	22,783	21,624	7,924	7,281
INTEREST EXPENSE:
Interest on deposits	3,544	4,486	1,227	1,364
Interest on short-term borrowings	367	278	131	106
Interest on other borrowings	2,584	2,344	871	857
Total interest expense	6,495	7,108	2,229	2,327
Net interest income	16,288	14,516	5,695	4,954
Provision for loan losses	315	225	165	90
Net interest income after provision for loan losses	15,973	14,291	5,530	4,864
OTHER INCOME:
Service charges	1,497	1,427	499	490
Securities gains, net	1,535	3,098	407	1,247
Earnings on bank-owned life insurance	270	304	90	97
Insurance commissions	1,796	1,175	637	425
Other operating income	944	796	322	313
Total other operating income	6,042	6,800	1,955	2,572
OTHER EXPENSES:
Salaries and employee benefits	5,813	5,058	1,948	1,738
Occupancy expense, net	704	684	231	219
Furniture and equipment expense	721	811	226	263
Pennsylvania shares tax expense	377	342	131	114
Other expenses	2,820	2,720	973	956
Total other operating expenses	10,435	9,615	3,509	3,290
INCOME BEFORE INCOME TAX PROVISION	11,580	11,476	3,976	4,146
APPLICABLE INCOME TAX PROVISION	3,277	2,941	1,150	1,135
NET INCOME	$8,303	8,535	$2,826	$3,011

EARNINGS PER SHARE - BASIC	$2.50	$2.56	$0.85	$0.90
-DILUTED	$2.50	$2.55	$0.85	$0.89

DIVDENDS PER SHARE	$1.05	$0.82	$0.35	$0.28

WEIGHTED AVERAGE
SHARES OUTSTANDING-BASIC	3,320,249	3,332,717	3,319,457	3,331,555
-DILUTED	3,323,908	3,335,452	3,323,608	3,335,022

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
	2004		2003
	(in thousands)
Net Income		$2,826		$3,011
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	$4,165		$(4,230)
Less: Reclassification adjustment for gain included in net income	407		1,247
Other comprehensive income (loss) before tax		3,758		(5,477)
Income tax expense (benefit) related to other comprehensive income (loss)		1,278		(1,862)
Other comprehensive income (loss), net of tax		2,480		(3,615)
Comprehensive income (loss)		$5,306		$(604)

	Nine Months Ended September 30,
	2004		2003
	(in thousands)
Net Income		$8,303		$8,535
Other comprehensive income:
Unrealized gains(losses) on available for sale securities	$(1,654)		$968
Less: Reclassification adjustment for gain included in net income	1,535		3,098
Other comprehensive loss before tax		(3,189)		(2,130)
Income tax benefit related to other comprehensive loss		(1,084)		(724)
Other comprehensive loss, net of tax		(2,105)		(1,406)
Comprehensive income		$6,198		$7,129

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands except per share data)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY
Balance, December 31, 2003	3,326,560	$33,265	$17,559	$13,022	$6,132	$(209)	69,769

Net income for the nine months ended September 30, 2004				8,303			8,303
Dividends declared, $1.05				(3,486)			(3,486)
Treasury Stock acquired (3,000 shares)						(130)	(130)
Net change in unrealized gain on investments available for sale, net of tax benefit of $1,084					(2,105)		(2,105)
Stock options exercised	897	9	22				31
Balance, September 30, 2004	3,327,457	$33,274	$17,581	$17,839	$4,027	$(339)	72,382

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
OPERATING ACTIVITIES:
Net Income	$8,303	$8,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	407	602
Provision for loan losses	315	225
Accretion and amortization of investment security discounts and premiums	(28)	(187)
Securities gains, net	(1,535)	(3,098)
Originations of loans held for sale	(27,785)	(16,008)
Proceeds of loans held for sale	25,913	13,931
Earnings on bank-owned life insurance	(270)	(304)
Other, net	718	1,021
Net cash provided by operating activities	6,038	4,717
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	131,196	34,623
Proceeds from calls and maturities	22,104	41,392
Purchases	(138,020)	(110,937)
Investment securities held to maturity:
Proceeds from calls and maturities	42	264
Purchases	(14)	(24)
Net increase in loans	(41,145)	(7,860)
Acquisition of bank premises and equipment	(474)	(451)
Proceeds from the sale of foreclosed assets	177	72
Proceeds from redemption of regulatory stock	2,100	196
Purchases of regulatory stock	(1,895)	(2,523)
Net cash used in investing activities	(25,929)	(45,248)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	33,598	3,867
Net increase (decrease) in noninterest-bearing deposits	5,171	(10,121)
Proceeds of long-term borrowings	5,000	19,100
Net increase (decrease) in short-term borrowings	(13,596)	29,392
Dividends paid	(3,486)	(2,726)
Stock options exercised	31	52
Purchase of Treasury Stock	(130)	(197)
Net cash provided by financing activities	26,588	39,367
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,697	(1,164)
CASH AND CASH EQUIVALENTS, BEGINNING	10,230	11,731
CASH AND CASH EQUIVALENTS, ENDING	$16,927	$10,567

The Company paid approximately $6,452,000 and $7,313,000 interest on deposits and borrowings during the first three quarters of 2004 and 2003, respectively.

The Company made income tax payments of approximately $3,250,000 and $2,154,000 during the first nine months of 2004 and 2003, respectively.

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

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments In Debt and Equity Securities and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions were effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Weighted average common shares outstanding	3,327,457	3,451,961	3,327,406	3,451,572

Average treasury stock shares	(8,000)	(120,406)	(7,157)	(118,855)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,319,457	3,331,555	3,320,249	3,332,717

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	4,151	3,467	3,659	2,735

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,323,608	3,335,022	3,323,908	3,335,452

Options to purchase 8,713 shares of common stock at the price of $48.35 were outstanding during the three and nine months ended September 30, 2004 and 10,890 shares of common stock at the price of $48.35 were outstanding for the three and nine months ended September 30, 2003, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

Note 3.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note K of the Company’s Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plans for the nine months ended September 30, 2004 and September 30, 2003  respectively.

	2004	2003

Service cost	$349	$332
Interest cost	299	288
Expected return on plan assets	(245)	(192)
Amortization of transition obligation	(2)	(2)
Amortization of prior service cost	19	20
Amortization of net (gain) loss	31	62
Net periodic cost	$451	$508

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2003 Annual Report on Form 10-K that it expected to contribute $560,000 to its defined benefit plan in 2004.  As of September 30, 2004, a contribution of $296,000 has been made.  The Company presently anticipates contributing an additional $84,000 to fund its pension plan in 2004 for a total of $380,000.

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

Financial instruments whose contract amounts represent credit risk are as follows:

	September 30,	December 31,
	2004	2003
Commitments to extend credit	$54,313	$47,454

Standby letters of credit	$760	$258

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Nine Months Ended September 30, 2004 and 2003

Interest Income

The $1,159,000 increase of interest income is the result of the expansion of total interest-earning assets partially offset by declining interest rates on interest-earning assets.  Total securities experienced a rate decline of 17 basis points effected by management’s repositioning from longer term States & Political securities to shorter term U.S. Government securities.  While weighted average interest rates in the loan portfolio decreased 70 basis points, the expansion into the Centre County market facilitated loan growth of over $40,903,000.  The opportunity to borrow funds at historically low interest rates, a growth of municipal deposits, and the sale of securities funded the loan growth.

Interest Expense

For the nine months ended September 30, 2004, total interest expense decreased by $613,000 or 8% compared to the first nine months of 2003.  Low interest rates have positively impacted interest expense.  Management’s adjustment of rates paid while continuing to monitor the local competition for all deposit accounts contributed the most substantial decrease in interest expense.  The weighted average rate on interest paid on deposits declined 51 basis points for the nine months ended September 30, 2004 from the same period in 2003 resulting in the decrease of interest paid on savings deposits of $404,000 and $538,000 on time deposits.

Favorable long-term borrowing rates offer opportunities to reduce interest expenses over the coming years.  At the end of the first quarter of 2003, the Company borrowed an additional $20 million in long term advances through the FHLB to minimize future borrowing costs and to enhance asset and liability positioning.  These additional borrowings were utilized by management to take advantage of current investment opportunities while minimizing interest rate risk.  The $240,000 increase in expense on long-term borrowings is the result of these additional advances with average advances of $10,260,000 offset by the 23 basis point decline in the resulting weighted average interest rate for the first three quarters of 2004 compared to the same period of 2003. Interest paid on short-term borrowings increased $89,000 as a result of an increase in the average balances of $11,812,000 offset partially by the decline in the weighted average interest rate of 32 basis points.  Overnight borrowings increased as a result of leveraging the purchase of securities and loan growth.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2004, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While management has attributed the allowance for loan losses to various portfolio segments, the allowance is available for the entire portfolio.

The allowance for loan losses increased from $3,069,000 at December 31, 2003 to $3,248,000 at September 30, 2004.  At September 30, 2004, allowance for loan losses was 1.0% of total loans compared to 1.1% of total loans at December 31, 2003.  This percentage is consistent with the Bank’s historical experience and peer banks.  Management’s conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date.

The provision for loan losses totaled $315,000 for the nine months ended September 30, 2004.  The provision for the same period in 2003 was $225,000.  Management concluded that the increase of the provision is adequate, considering the loan growth experienced in the first three quarters in 2004.

An overall increase of $269,000 was experienced in non-performing loans from December 31, 2003 to $1,525,000 on September 30, 2004.  This increase consisted of a real estate secured loans increase of $247,000 and an installment loans increase of $22,000.

Based upon this analysis, as well as the others noted above, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in its loan portfolio.

Other Operating Income

Total other operating income for the nine months ended September 30, 2004 decreased $758,000.  Net securities gains represent a decrease of $1,563,000. During the second quarter of 2003, management took advantage of the opportunity available to sell investment securities without significantly impacting the overall effective yield of the investment portfolio.  Excluding net securities gains, other income increased $805,000 primarily due to the $621,000 growth of insurance commissions earned by the Bank’s subsidiary, The M Group, Inc.  The M Group has added personnel and expanded its market area in the last year.  Service charges increased $70,000 as the weighted average balance of demand deposits increased.  Bank-owned life insurance and other operating income combined increased $114,000 due to normal operations.

Other Operating Expense

An overall increase in other expenses totaled $820,000 for the first nine months of 2004 compared to the same period in 2003 and is the result of normal operational cost increases.  The $755,000 increase of salaries and benefits consisted of the increase of $363,000 of commissions paid as a result of the growth in sales of financial products offered by The M Group, Inc. and normal salary increases of $392,000.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2004 resulted in an effective income tax rate of 28.30% compared to 25.63% for the corresponding period in 2003.  This increasing effective tax rate is the result of management’s previous periods repositioning of the investment portfolio from tax-exempt securities to taxable securities.  The tax effects of the repositioning were examined by management as part of the Company’s strategic plan.

Comparison of the Three Months Ended September 30, 2004 and 2003

Interest Income

During the third quarter of 2004, interest and dividend income earned was $7,924,000, an increase of $643,000 over the same quarter in 2003.

Interest income on loans increased $533,000 due to the weighted average balance increasing $49,885,000 from the third quarter of 2003 to the third quarter of 2004 partially offset by the weighted average interest rate decrease of 53 basis points.

An increase of $110,000 occurred in interest and dividends on investments.  Taxable interest and dividends increased $229,000 while non-taxable interest decreased $119,000 due to the purchases of short-term, taxable securities and the sales of long-term, tax-free securities.

Interest Expense

Interest expense during the third quarter of 2004 decreased $98,000, or 4.2%, from interest expense incurred during the third quarter of 2003.  Interest expense on savings deposits decreased $37,000 as a result of a 22 basis point decline of the effective weighted average interest rate for the period partially offset by the increase of the weighted average balance of $20,321,000.  The weighted average interest rate for time deposits decreased 31 basis points for a savings of $100,000.  The interest expense paid on short-term borrowings increased $25,000 caused by the increase of the weighted average interest rate of 3 basis points along with the increase of the weighted average balance of short-term borrowings increase of $607,000.  Interest paid on long-term borrowings increased $14,000 due to the increase in the weighted average balance of $5,000,000.

Other Operating Income

Total other operating income for the quarter ended September 30, 2004 compared to the same period in 2003 decreased $617,000.  The decrease is due to the decrease of securities gains of $840,000 partially offset by an increase in the insurance and brokerage commissions earned by the Bank’s subsidiary, The M Group, Inc. of $212,000 during the third quarter of this year.  Service charges rose $9,000 as the weighted average balance of demand deposits continued to rise.

Other Operating Expenses

Total other operating expenses increased $219,000.  Salaries and employee benefits increased $210,000 attributed to both the increase of commissions earned by The M Group, Inc. and standard cost of living salary increases for bank employees.  Occupancy expense increased $12,000 and furniture and equipment decreased $37,000 due to an increase in depreciation expense during the third quarter of 2004 compared to the third quarter of 2003.  Pennsylvania shares tax expense increased $17,000 and miscellaneous expenses increased $17,000 due to general inflationary increases.

Provision for Income Taxes

Income taxes increased $15,000 for the quarter ended September 30, 2004 compared to the third quarter of 2003.  The effective tax rates for the quarter ended September 30, 2004 and 2003 were 28.92% and 27.38%, respectively.  This increasing effective tax rate is consistent with management’s repositioning of the investment portfolio from tax-exempt securities to taxable securities.  The tax effects of the repositioning were examined by management as part of the Company’s strategic plan.

ASSET/LIABILITY MANAGEMENT

Assets

At September 30, 2004, total assets were $559.3 million compared to $527.4 million at December 31, 2003.  Cash and due from banks increased $6.7 million during the first three quarters of 2004.  Investment securities totaled $194.3 million at September 30, 2004 for a net decrease of $16.9 million from the corresponding balance

December 31, 2003.  The decline of investments is primarily due to the principal payments on the mortgage-backed securities of $21.2 million.  Mortgage-backed agency securities were purchased and sold for a net decrease of $7.3 million and tax-free municipals were purchased and sold for a net increase of $14.9 million.  In prior periods, management had shortened the average life of the securities portfolio in anticipation of rising interest rates.  During 2004, management has lengthened the maturities of investments as yields increase.  The unrealized gain on investments decreased $3.3 million from December 31, 2003 to September 30, 2004.   During this period, net loans increased by $40.7 million as a result of expansion into Centre County and increased volume in both Lycoming and Clinton counties.

Deposits

At September 30, 2004, total deposits amounted to $373.1 million representing an increase of $38.8 million from total deposits at December 31, 2003.  Non-interest bearing demand deposits increased $5.2 million and savings deposits increased $2.9 million due to normal operations. Time deposits increased $13.9 million and interest-bearing demand deposits increased $16.8 million due to an increase of municipal deposits.

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

At September 30, 2004, the Company was “well capitalized” with a total capital ratio of 22.11%, a Tier I capital ratio of 20.27% and a Tier I leverage ratio of 12.06%.

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the Federal Home Loan Bank of $261.9 million.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $10,500,000. The Company’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  Federal Home Loan Bank advances totaled $95.6 million as of September 30, 2004.

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

Inflation

The asset and liability structure of a financial institution is primarily monetary in nature.  Therefore, interest rates rather than inflation have a more significant impact on the Company’s performance.  Interest rates are not always affected in the same direction or magnitude as prices of other goods and services, but are reflective of fiscal policy initiatives or economic factors which are not measured by a price index.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01 (b) (8) of Regulation S-X`.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk for the Company is comprised primarily from interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally.  There have been no substantial changes in the Company’s GAP analyses or simulation analyses compared to the information provided in the Company’s SEC 10-K for the period ended December 31, 2003.  Additional information and details are provided in the Interest Sensitivity section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Generally, management believes the Company is well positioned to respond expeditiously when the market interest rate outlook changes.

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced a repurchase program on August 10, 2000 which was approved by the Board of Directors on August 8, 2000 for the repurchase of 171,600 shares which will expire on August 8, 2005.  There were no repurchases of the Company’s common stock during the quarter ended September 30, 2004.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

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

PENNS WOODS BANCORP, INC.
(Registrant)

Date: November 9, 2004	/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer

Date: November 9, 2004	/s/ Sonya E. Scott
Sonya E. Scott, Secretary

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer