Form 10-K
period 2004-12-31
PENNS WOODS BANCORP INC
filed 2005-03-15
CIK 716605

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer as of defined in Rule 12b-2 of the Act.     Yes ☒  No ☐

State the aggregate market value of the voting stock held by non-affiliates of the registrant $135,611,421 at June 30, 2004.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2005
Common Stock, $10 Par Value	3,321,637 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 27, 2005 are incorporated by reference in Part III hereof.

INDEX

PART I

ITEM
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures
Item 9B.	Other information

PART III

Item 10.

Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation
Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Signatures and Certifications

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

The Bank employed approximately 149 persons as of December 31, 2004. The Company does not have any employees. The principal officers of the Bank also serve as officers of the Company.

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

Bank holding companies are required to comply with the FRB’s risk-based capital guidelines. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. Currently, the required minimum ratio of total capital to riskweighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders’ equity, less certain intangible assets. The remainder (“Tier 2 capital”) may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, 45% of net unrealized gains on marketable equity securities and a limited amount of the general loan loss allowance. The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. In addition to the risk-based capital guidelines, the FRB requires each bank holding company to comply with the leverage ratio, under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 4% to 5%. The Bank is subject to similar capital requirements adopted by the FDIC.

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

Prompt Corrective Action - The FDIC has specified the levels at which an insured institution will be considered “wellcapitalized,” “adequately capitalized,” “undercapitalized,” and “critically undercapitalized.” In the event an institution’s capital deteriorates to the “undercapitalized” category or below, the Federal Deposit Insurance Act (the “FDIA”) and FDIC regulations prescribe an increasing amount of regulatory intervention, including: (1) the institution of a capital restoration plan by a bank and a guarantee of the plan by a parent institution; and (2) the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well-capitalized institutions, the FDIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity.

Deposit Insurance - There are two deposit insurance funds administered by the FDIC - the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”). The Bank’s deposits are insured under the BIF; however, the deposits assumed by the Bank in connection with the merger of Lock Haven Savings Bank are treated and assessed as SAIF-insured deposits. The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measure. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution’s subgroup assignment is based upon the FDIC’s judgment of the institution’s strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.0% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group. As of December 31, 2004, the Bank’s ratios were well above required minimum ratios.

Both the BIF and SAIF are presently fully funded at more than the minimum amount required by law. Accordingly, the BIF and SAIF assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months. The FDIC indicated that all banks may again be required to pay deposit insurance premiums in the future if the current trend of the size of the deposit insurance funds relative to all insured deposits continues. While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation (“FICO”) bonds. FICO was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The current annual FICO assessment for the Bank (and all banks) is $.0144 per $100 of BIF deposits.

Other Legislation

The Fair and Accurate Credit Transactions Act (“FACT”) was signed into law on December 4, 2003. This law extends the previously existing Fair Credit Reporting Act. New provisions added by FACT address the growing problem of identity theft. Consumers will be able to initiate a fraud alert when they are victims of identity theft, and credit reporting agencies will have additional duties. Consumers will also be entitled to obtain free credit reports, and will be granted certain additional privacy rights.

Regulators will be issuing rules to implement FACT over the next year, and some of these rules will likely impose additional duties on the Bank, although the Company does not believe that the application of these new rules will have a material effect on its operations. The Sarbanes-Oxley Act of 2002 was enacted to enhance penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws. The Sarbanes-Oxley Act generally applies to all companies, including the Company, that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or the Exchange Act. The legislation includes provisions, among other things, governing the services that can be provided by a public company’s independent auditors and the procedures for approving such services, requiring the chief executive officer and principal accounting officer to certify certain matters relating to the company’s periodic filings under the Exchange Act, requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest, increasing disclosure requirements relating to critical financial accounting policies and their application, increasing penalties for securities law violations, and creating a new public accounting oversight board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms. In response to the legislation, the national securities exchanges and NASDAQ have adopted new rules relating to certain matters, including the independence of members of a company’s audit committee as a condition to listing or continued listing. The Company does not believe that the application of these new rules to the Company will have a material effect on its results of operations. In addition, Congress is often considering some financial industry legislation. The Company cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

In addition to federal banking law, the Bank is subject to the Pennsylvania Banking Code. The Banking Code was amended in late 2000 to provide more complete “parity” in the powers of state-chartered institutions compared to national banks and federal savings banks doing business in Pennsylvania.

Pennsylvania banks have the same ability to form financial subsidiaries authorized by the Gramm-Leach-Bliley Act, as do national banks.

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

DESCRIPTION OF BANK

a. History and Business

Jersey Shore State Bank (“Bank”) was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly owned subsidiary of the Company on July 12, 1983.

As of December 31, 2004, the Bank had total assets of $530,736,000; total shareholders’ equity of $56,743,000 and total deposits of $357,479,000. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation for the maximum amount provided under current law.

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

Agricultural loans for the purchase or improvement of real estate must meet the Bank’s real estate underwriting criteria. The only permissible exception is when a Farmers Home Loan Administration guaranty is obtained. Agricultural loans made for the purchase of equipment are usually payable in five years, but never more than seven, depending upon the useful life of the purchased asset. Minimum borrower equity ranges from 20% to 30%. Livestock financing criteria depends upon the nature of the operation. A dairy herd could be financed over three years, but a feeder operation would require cleanup in intervals of less than one year.

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

The Bank’s investment portfolio is analyzed and priced on a monthly basis. Investments are made in U.S. Treasuries, U.S. Government Agency issues, bank qualified municipal bonds, corporate bonds and corporate stocks which consist of Pennsylvania bank stocks. Bonds with BAA or better ratings are used, unless a local issue is purchased that has a lesser or no rating. Factors taken into consideration when investments are made include liquidity, the Company’s tax position and the policies of the Asset/Liability Committee. Although the Bank has regular opportunities to bid on pools of funds of $100,000 or more in the hands of municipalities, hospitals and others, it does not rely on these monies to fund loans on intermediate or longer-term investments. Minor seasonal growth in deposits is experienced at or near the year-end.

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

EXECUTIVE OFFICERS OF THE REGISTRANT:

NAME	AGE	FIVE-YEAR ANALYSIS OF DUTIES
Ronald A. Walko	58

President and Chief Executive Officer of the Company; the Bank; The M Group; and Woods Investment Company, Inc.; President of Woods Real Estate Development Co, Inc.; and Federal Bank examiner prior to 1986 for an eighteen-year period.

Hubert A. Valencik	63

Senior Vice President of the Company; Senior Vice President and Operations Officer of the Bank; Assistant Secretary of Woods Investment Company, Inc.Vice President of Woods Real Estate Development Co, Inc.; Vice President - Operations of The M Group; Vice President with another bank prior to 1985 for a fourteen-year period.

ITEM 2 PROPERTIES

The Company owns and leases its properties. Listed herewith are the locations of properties owned or leased, in which the banking offices and Financial Center are located; all properties are in good condition and adequate for the Bank’s purposes:

Office	Address
Main	115 South Main Street P.O. Box 5098 Jersey Shore, Pennsylvania 17740	Owned
Bridge Street	112 Bridge Street Jersey Shore, Pennsylvania 17740	Owned
DuBoistown	2675 Euclid Avenue DuBoistown, Pennsylvania 17702	Owned
Williamsport	300 Market Street P.O. Box 967 Williamsport, Pennsylvania 17703-0967	Owned
Montgomery	9094 Rt 405 Highway Montgomery, Pennsylvania 17752	Under Lease
Lock Haven	4 West Main Street Lock Haven, Pennsylvania 17745	Owned

Mill Hall	(Inside Wal-Mart), 167 Hogan Boulevard Mill Hall, Pennsylvania 17751	Under Lease
Spring Mills	Ross Hill Road, P.O. Box 66 Spring Mills, Pennsylvania 16875	Owned
Centre Hall	2842 Earlystown Road Centre Hall, Pennsylvania 16828	Land Under Lease
Zion	100 Cobblestone Road Bellefonte, Pennsylvania 16823	Under Lease
Jersey Shore State Bank Financial Center State College	1952 Waddle Road, Suite 106 State College, Pennsylvania 16803	Under Lease

The M Group, Inc. D/B/A The Comprehensive Financial Group	705 Washington Boulevard Williamsport, Pennsylvania 17701	Under Lease
State College	(Inside Wal-Mart), 1665 North Atherton Place State College, Pennsylvania 16803	Under Lease
State College	2050 North Atherton Street State College, Pennsylvania 16803	Land Under Lease

ITEM 3 LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims arise against the Company and its subsidiary. There are no such legal proceedings or claims currently pending or threatened.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5 MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

The Common Stock is listed on The NASDAQ National Market under the symbol “PWOD”. The following table sets forth (1) the quarterly high and low bid information for a share of the Company’s Common Stock during the periods indicated, and (2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 2003. The following quotations reflect inter-dealer prices and do not include retail markup, markdown or commission. They may not necessarily represent actual transactions.

	High	Low	Dividends Declared
2003:
First Quarter	$41.27	$32.86	$0.27
Second Quarter	47.43	37.71	0.27
Third Quarter	42,32	38.64	0.27
Fourth Quarter	47.91	40.85	0.68

2004:
First Quarter	$48.39	$43.10	$0.35
Second Quarter	46.91	42.47	0.35
Third Quarter	50.75	44.16	0.35
Fourth Quarter	50.12	45.26	0.71

The Bank has paid cash dividends since 1941. The Company has paid dividends since the effective date of its formation as a bank holding company. It is the present intention of the Company Board of Directors to continue the dividend payment policy; however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Company considers dividend policy. Cash available for dividend distributions to shareholders of the Company must initially come from dividends paid by the Bank to the Company. Therefore, the restrictions on the Bank’s dividend payments are directly applicable to the Company.

Under the Pennsylvania Business Corporation Law of 1988, a corporation may not pay a dividend, if after giving effect thereto, the corporation would be unable to pay its debts as they become due in the usual course of business and after giving effect thereto the total assets of the corporation would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the shareholders whose preferential rights are superior to those receiving the dividend.

As of March 7, 2005, the Company had approximately 1,234 shareholders of record.

ITEM 6 SELECTED FINANCIAL DATA

The following table sets forth certain financial data as of and for each of the years in the five-year period ended December 31, 2004.

(In Thousands, Except Per Share Data)	2004	2003	2002	2001	2000

Consolidated Statement of Income Data:
Interest income	$30,947	$29,232	$29,302	$28,736	$28,454
Interest expense	8,768	9,265	10,846	12,481	12,778
Net interest income	22,179	19,967	18,456	16,255	15,676
Provision for loan losses	465	255	365	372	286
Net interest income after provision for loan losses	21,714	19,712	18,091	15,883	15,390
Noninterest income	7,949	8,454	5,255	5,109	2,615
Noninterest expense	14,317	13,289	12,213	11,272	9,820
Income before income taxes	15,346	14,877	11,133	9,720	8,185
Applicable income taxes	4,263	3,703	2,247	1,978	1,619
Net Income	$11,083	$11,174	$8,886	$7,742	$6,566

Consolidated Balance Sheet at End of Period:
Total assets	$546,703	$527,381	$472,206	$424,810	$394,913
Loans	324,505	275,828	257,845	251,623	244,798
Allowance for loan losses	(3,338)	(3,069)	(2,953)	(2,927)	(2,879)
Deposits	356,836	334,318	339,848	305,150	278,134
Long-term debt – other	75,878	70,878	51,778	41,778	31,778
Shareholders’ equity	73,165	69,769	63,142	55,252	50,514

Per Share Data:

Earnings per share - Basic	$3.33	$3.35	$2.66	$2.30	$1.91
Earnings per share - Diluted	3.33	3.35	2.66	2.30	1.91
Cash dividends declared	1.76	1.49	1.24	1.11	1.00
Book value	22.03	21.00	18.94	16.53	14.83
Number of shares outstanding, at end of period	3,321,527	3,321,560	3,031,329	3,039,590	3,097,293
Average number of shares outstanding-basic	3,325,007	3,330,585	3,336,312	3,371,845	3,431,494
Selected financial ratios:
Return on average shareholders’ equity	15.49%	16.60%	15.00%	14.38%	13.77%
Return on average total assets	2.06%	2.24%	2.01%	1.95%	1.74%

Net interest income to average interest earning assets	4.41%	4.28%	4.45%	4.39%	4.35%
Dividend payout ratio	52.72%	44.76%	46.40%	48.17%	52.18%
Average shareholders’ equity to average total assets	13.30%	13.51%	13.39%	13.54%	12.62%
Loans to deposits, at end of period	90.94%	82.50%	75.87%	82.46%	88.01%

Per share data and number of shares outstanding have been adjusted in each reporting period to give retroactive effect to a stock split effected in the form of a 100% stock dividend issued January 15, 1998, a 10% stock dividend issued June 9, 1999 and a 10% stock dividend issued November 13, 2003.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 34%. The tax equivalent adjustments to net interest income for 2004, 2003, and 2002 were $907,000, $1,367,000, and $1,738,000, respectively.

2004 vs 2003

Reported net interest income increased $2,212,000 or 11.1% from fiscal 2003 to 2004. Total interest income increased $1,715,000 and is attributed to the increase of $41,067,000 in the average balance of the loan portfolio, offset partially by a decrease of the return on investment securities of 4 basis points, the decrease in the average balance of the investment securities of $1,270,000, and a decrease in the return on loans of 57 basis points.

On a tax equivalent basis, net interest income increased 8.2% or $1,752,000, to $23,086,000 in a period when both average interest earning assets and average interest-bearing liabilities increased. The increase of taxable security income of $1,216,000 is due to the purchases of U.S. Government Agency securities over the past year, with the average of these securities increasing $13,585,000, while the decrease in the average of tax-exempt State & Political securities decreased tax equivalent interest income $1,366,000. The investment portfolio has been repositioned from longer term assets to shorter term assets to take advantage of the cash flow opportunities for reinvestment in anticipation of rising rates. The net growth in the volume of the loan portfolio has generated additional interest income that has offset the 57 basis point decline in the overall portfolios weighted average interest rate.

Within the loan portfolio, a 27 basis point decrease of the tax equivalent return on loans was offset by an increase of $41,067,000 in the average balance of loans when comparing the year 2004 to the year 2003. For the year ended December 31, 2004, reported interest expense decreased $497,000 or 5.4% over the same period of 2003. Lower rates on deposit accounts contributed the most substantial decrease in interest expense. The weighted average rate on deposits declined 38 basis points for 2004 as compared to 2003. The overall average balance of savings deposits increased $12,481,000, offset by a decrease in the weighted average rate for a net decrease in interest expense of $343,000. Interest expense on time deposits decreased $538,000 due to both the 39 basis point decline in the weighted average rate and the decrease in the average balance of $1,020,000.

During 2004, the Company borrowed an additional $5 million in long term advances through the FHLB to minimize future borrowing costs and to enhance liability positioning. These additional borrowings were utilized by management to fund the substantial loan growth of 2004. The $273,000 increase in expense on long-term borrowings is the result of average balances of long term FHLB borrowings increasing $8,442,000 partially offset by the 17 basis point decline in the resulting weighted average interest rate for the year ending December 31, 2004 compared to the same period in 2003. Interest paid on short-term borrowings increased $111,000 as a result of an increase of the average balances outstanding during the year of $6,866,000 offset partially by a decline in the weighted average interest rate of 3 basis points. The opportunity to borrow from the Federal Home Loan Bank at historically low interest rates was utilized to assist the funding of the loan portfolio growth and is attributed to the increase of interest expense paid on borrowings.

2003 vs 2002

Reported net interest income increased $1,511,000 or 8.2% from year end 2002 to year end 2003. The decrease in total interest income of $70,000 is the result of an increase of $44,185,000 in the average balance of investment securities held for the current period relative to the same period a year ago offset by a decrease in the return on loans of approximately 62 basis points. Overall, interest income generated from the net increase in volume of interest earning assets was offset by a decline in rates of approximately 95 basis points.

On a tax equivalent basis, net interest income increased 5.6% or $1,140,000, to $21,334,000 in a period when both average interest earning assets and average interest-bearing liabilities increased. The increase of taxable security income of $1,522,000 is due to the significant purchase of U.S. Government securities over the past year, with the average of these securities increasing $70,159,000, while the decrease in the average of tax-exempt State & Political securities decreased tax equivalent interest income $975,000. The investment portfolio has been repositioned from longer term assets to shorter term assets to take advantage of the cash flow opportunities for reinvestment in anticipation of rising rates. The net growth in the volume of investment holdings has generated additional interest income that has offset the 115 basis point decline in the overall portfolios weighted average interest rates.

Within the loan portfolio, a 62 basis point decrease in the tax equivalent return on loans was partially offset by an increase of $7,612,000 in the average balance of loans when comparing the year 2003 to the year 2002. Variable rate loans within the portfolio and other new loan originations at lower effective rates aided in the reduction of new income compared to a year ago because of the historically low rates.

For the year ended December 31, 2003, reported interest expense decreased $1,581,000 or 14.6% over the same period of 2002. Lower rates for all deposit accounts contribute the most substantial decrease in interest expense. The weighted average rate on interest paid on deposits declined 92 basis points for the year 2003 as compared to 2002. The overall average balance of savings deposits increased $17,925,000, offset by a decrease in the weighted average rate for a net decrease in the related interest expense of $997,000. Interest expense on time deposits decreased $1,204,000 due to both the 76 basis point decline in the weighted average rate and the decrease in the average balance of $5,453,000.

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

AVERAGE BALANCERS AND INTEREST RATES

The following tables set forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	2004
(In Thousands)	AVERAGE BALANCE(2)	INTEREST	AVERAGE RATE

ASSETS:
Interest-earning assets:
Securities:
U.S. Treasury and federal agency	$138,434	$6,555	4.74%
State and political subdivisions(4)	34,665	2,586	7.46%
Other	26,174	1,322	5.05%
Total securities	199,273	10,463	5.25%
LOANS:
Tax-exempt loans(4)	1,359	82	6.03%
All other loans, net of discount where applicable	301,248	21,309	7.07%
Total loans(1),(3)	302,607	21,391	7.07%
Total interest-earning assets	501,880	$31,854	6.35%

Other assets	35,766

TOTAL ASSETS	$537,646

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Savings	$159,650	$1,361	0.85%
Other time	130,340	3,414	2.62%
Total interest-bearing deposits	289,990	4,775	1.65%

Short-term borrowings	31,653	539	1.70%
Other borrowings	75,727	3,454	4.56%
Total interest-bearing liabilities	397,370	$8,768	2.21%

Demand deposits	64,434
Other liabilities	4,295
Shareholders’ equity	71,547
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$537,646

Interest rate spread			4.14%

Net interest income/margin		$23,086	4.60%

	2003			2002
(In Thousands)	AVERAGE BALANCE(2)	INTEREST	AVERAGE RATE	AVERAGE BALANCE(2)	INTEREST	AVERAGE RATE

ASSETS:
Interest-earning assets:
Securities:
U.S. Treasury and federal agency	$124,849	$5,584	4.47%	$54,690	$2,923	5.34%
State and political subdivisions(4)	50,822	3,952	7.78%	77,216	4,927	6.38%
Other	24,872	1,077	4.33%	24,452	2,216	9.06%
Total securities	200,543	10,613	5.29%	156,358	10,066	6.44%
LOANS:
Tax-exempt loans(4)	1,008	68	6.75%	2,309	185	8.01%
All other loans, net of discount where applicable	260,532	19,918	7.65%	251,619	20,789	8.26%
Total loans(1),(3)	261,540	19,986	7.64%	253,928	20,974	8.26%
Total interest-earning assets	462,083	$30,599	6.62%	410,286	$31,040	7.57%

Other assets	36,297			31,977

TOTAL ASSETS	$498,380			$442,263

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Savings	$147,169	$1,704	1.16%	$129,244	$2,701	2.09%
Other time	131,360	3,952	3.01%	136,813	5,156	3.77%
Total interest-bearing deposits	278,529	5,656	2.03%	266,057	7,857	2.95%

Short-term borrowings	24,787	428	1.73%	16,465	501	3.04%
Other borrowings	67,285	3,181	4.73%	46,299	2,488	5.37%
Total interest-bearing liabilities	370,601	$9,265	2.50%	328,821	$10,846	3.30%

Demand deposits	56,672			50,877
Other liabilities	3,780			3,334
Shareholders’ equity	67,327			59,231
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$498,380			$442,263

Interest rate spread			4.12%			4.27%

Net interest income/margin		$21,334	4.62%		$20,194	4.92%

1. Fees on loans are included with interest on loans. Loan fees are included in interest income as follows: 2004 $889,000, 2003 $1,032,000, 2002, $803,000.

2. Information on this table has been calculated using average daily balance sheets to obtain average balances.

3. Non-accrual loans have been included with loans for the purpose of analyzing net interest earnings.

4. Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in our interest income and interest expense for the periods indicated. For interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume). Increases and decreases due to both rate and volume, which cannot be separated, have been allocated proportionally to the change due to volume and the change due to rate. Income and rates are on a taxable equivalent basis.

	Year Ended December 31,
	2004 vs 2003 Increase (Decrease) Due to			2003 vs 2002 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Taxable investment securities	$737	$479	$1,216	$3,223	$(577)	$2,646
Tax-exempt investment securities	(1,197)	(169)	(1,366)	(2,054)	(28)	(2,082)
Loans	2,979	(1,574)	1,405	616	(1,604)	(988)
Total interest-earning assets	$2,519	$(1,264)	$1,255	$1,785	$(2,209)	$(424)

Interest expenses:
Savings deposits	$136	$(479)	$(343)	$335	$(1,332)	$(997)
Other time deposits	(31)	(507)	(538)	(216)	(988)	(1,204)
Short-term borrowings	116	(5)	111	194	(267)	(73)
Long-term borrowings	388	(115)	273	1,021	(328)	693
Total interest-bearing liabilities	$609	$(1,106)	$(497)	$1,334	$(2,915)	$(1,581)

Change in net interest income	$1,910	$(158)	$1,752	$451	$706	$1,157

PROVISION FOR LOAN LOSSES

2004 vs 2003

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2004, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy, employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and chargeoffs, increased loan loss provisions and reductions in income. Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan losses increased from $3,069,000 at December 31, 2003 to $3,338,000 at December 31, 2004. At December 31, 2004, allowance for loan losses was 1.01% of total loans compared to 1.10% of total loans at December 31, 2003. Management’s conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date.

The provision for loan losses totaled $465,000 for the year ended December 31, 2004. The provision for the same period in 2003 was $255,000. Management concluded that the increase of the provision is adequate with the loan growth experienced during 2004 and economic changes during the year. Based upon this analysis, as well as the others noted above, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2003 vs 2002

The allowance for loan losses increased 3.9% or $116,000 from fiscal 2002 after net charge-offs of $139,000 contributing to a year-end allowance for loan losses of $3,069,000 or 1.10% of total loans. Based upon this analysis, as well as the others noted above, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

	YEAR ENDED DECEMBER 31,
	(IN THOUSANDS)
	2004	2003	2002	2001	2000
Balance at beginning of period	$3,069	$2,953	$2,927	$2,879	$2,823
Charge-offs:
Real estate	121	63	262	154	165
Commercial and industrial	50	37	80	122	38
Installment loans to individuals	111	116	60	82	66
Total charge-offs	282	216	402	358	269
Recoveries:
Real estate	50	42	25	9	8
Commercial and industrial	4	16	21	8	20
Installment loans to individuals	32	19	17	17	11
Total recoveries	86	77	63	34	39
Net charge-offs	196	139	339	324	230
Additions charged to operations	465	255	365	372	286
Balance at end of period	$3,338	$3,069	$2,953	$2,927	$2,879
Ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	0.05%	0.13%	0.13%	0.10%

NON-INTEREST INCOME

2004 vs 2003

Total non-interest income decreased $505,000 from fiscal 2003 to 2004. Security gains realized decreased $1,303,000. Excluding the security gains, non-interest income increased $798,000. Service charges increased $66,000 due to an increased fee structure. Earnings on bank-owned life insurance decreased $110,000 due to the decrease of the average crediting rate paid on the policies as a result of the low rate environment. Commissions earned on the sales of insurance increased $684,000 due to the expanded staff and market area of the sales. The majority of the increase in other income of $158,000 was attributed to commissions generated from the new addition of title insurance to the bank’s product line.

(In Thousands)	2004	2003	% Change

Service charges	1,983	1,917	3.4%
Securities gains, net	2,176	3,479	(37.5)
Bank-owned life insurance	294	404	(27.2)
Insurance commissions	2,282	1,598	42.8
Other income	1,214	1,056	15.0

Total non-interest income	7,949	8,454	(6.0)%

2003 vs 2002

Total non-interest income for 2003 was $8,454,000, an increase of $3,199,000 from the prior year. Excluding security gains of $3,479,000 in 2003 and $35,000 in 2002, other income decreased $245,000. Service charges increased 4.6% or $84,000 to $1,917,000 in 2003.

Decreases in commission income from the sale of financial products sold by the Bank’s subsidiary, The M Group, accounted for $209,000 of the total decrease of other operating income. Other operating income decreased $108,000 primarily due to a nonrecurring life insurance income item included in 2002, resulting in a $116,000 decrease.

(In Thousands)	2004	2002	% Change

Service charges	1,917	1,833	4.6%
Securities gains, net	3,479	35	9,840.0
Bank-owned life insurance	404	416	(2.9)
Insurance commissions	1,598	1,807	(11.6)
Other income	1,056	1,164	(9.3)

Total non-interest income	8,454	5,255	60.9%

NON-INTEREST EXPENSES

2004 vs 2003

Total non-interest expenses increased $1,028,000 or 7.7% from the year ended December 31, 2003 to December 31, 2004. Salaries and employee benefits increase of $675,000 was the result of the increase in commission earned by the M Group and standard cost of living increases. Expenses related to the new State College Atherton Street branch caused the majority of the $82,000 increase in occupancy expense. Increased maintenance and repairs contributed the $17,000 increase to furniture and equipment expense. Advertising expense decreased $44,000 as the result of a purchase of brochures in 2003 for $22,000 and a decrease in normal advertising expenses. Pennsylvania shares taxes increased $53,000 from 2003 to 2004. Other expenses increased $245,000. This increase was primarily the increase of computer software amortization due to the implementation of teller machines, the increase of legal, audit, and consultant fees in relation to Sarbanes-Oxley compliance, and expenses on the new title insurance product.

(In Thousands)	2004	2003	% Change

Salaries and employee benefits	7,937	7,262	9.3%
Occupancy expense, net	959	877	9.4
Furniture and equipment expense	1,016	999	1.7
Advertising Expense	344	388	(11.3)
Pennsylvania shares tax expense	508	455	11.6
Other expenses	3,553	3,308	7.4

Total non-interest expenses	14,317	13,289	7.7%

2003 vs 2002

Total non-interest expenses increased $1,076,000 or 8.8% from the year ended December 31, 2002 to December 31, 2003. Salaries and employee benefits increased $318,000. This change was the result of the decline in commission earned by the M Group and the retirement of an executive officer offset by the standard cost of living salary increases and an extra pay cycle in 2003 when compared to 2002. Expenses such as rent, maintenance, and utilities for the new State College Wal-Mart Branch caused the majority of the $46,000 increase to occupancy expense. The depreciation of a new Wide Area Network has resulted in most of the $162,000 increase to furniture and equipment expense. Advertising expense increased $16,000 due to a decrease in normal advertising expenses offset by the purchase of new brochures for $22,000. Other operating expenses increased $490,000 consistent with the addition of the aforementioned branch.

(In Thousands)	2003	2002	% Change

Salaries and employee benefits	7,262	6,944	4.6%
Occupancy expense, net	877	831	5.5
Furniture and equipment expense	999	837	19.4
Advertising Expense	388	372	4.3
Pennsylvania shares tax expense	455	411	10.7
Other expenses	3,308	2,818	17.4

Total non-interest expenses	13,289	12,213	8.8%

INCOME TAXES

2004 vs 2003

The provision for income taxes for the year ended December 31, 2004 resulted in an effective income tax rate of 27.8% compared to 24.9% for 2003. This increase is the result of an overall decline in revenue from tax-exempt loans and investment securities as compared to revenue as a whole.

2003 vs 2002

The provision for income taxes for the year ended December 31, 2003 resulted in an effective income tax rate of 24.9% compared to 20.2% for 2002. This increase is the result of management’s current investment strategy of reinvesting proceeds from tax-exempt portfolio into other U.S. Government securities.

FINANCIAL CONDITION

INVESTMENTS

2004

The investment portfolio decreased $32,782,000 or 15.5% in 2004. The decline in the investments is attributed to a $45,847,000 decrease in U.S. Treasury and Government Agency securities, $13,117,000 increase in states and political securities, $296,000 decrease in other debt securities and $244,000 increase in equity securities. The proceeds from the sale of securities was utilized to fund loan growth. The total realized gains on the securities for 2004 was $2,176,000 a decrease of $1,303,000 from December 31, 2003. The investment portfolio at year-end 2004 comprised of 58.3% U.S. Government agency and Treasury securities, 26.5% state and political subdivisions, 14.3% equity securities and 0.9% other bonds, notes and debentures. Held to maturity securities had a carrying value of $558,000. Available for sale securities had an amortized cost of $171,394,000 with an estimated market value of $177,957,000.

2003

The investment portfolio increased $33,680,000 or 19.0% in 2003. The growth is largely attributed to management’s strategic plan to benefit from the low borrowing rates by taking advantage of over a 200 basis point interest rate spread of investments with similar maturity periods. The bank borrowed $19,100,000 in long-term FHLB advances to purchase securities and take advantage of interest rate imbalances in the market. Short-term borrowing funded the balance of the additional investment securities purchased. Most of the increase is attributable to an increase of $61,980,000 in U.S. Government agencies category, and a $10,331,000 increase in the equity securities category. There was a $185,000 decrease in other bonds, notes and debentures, $1,168,000 decrease in the U.S. Treasury securities category, and the state and political subdivisions category decreased $37,278,000. The investment portfolio at year-end 2003 was comprised of 70.9% U.S. Government agency and Treasury securities, 16.2% state and political subdivisions, 12.0% equity securities, and 0.9% other bonds, notes and debentures. Held to maturity securities had a carrying value of $686,000. Available for sale securities occupied 99.7% of the total portfolio and had an amortized cost of $201,321,000 with an estimated market value of $210,611,000. The unrealized gain of $9,290,000 effected shareholders’ equity by $6,132,000, net of deferred taxes.

The carrying amounts of investment securities at the dates indicated are summarized as follows for the years ended December 31:

(In Thousands)	2004	2003	2002
U.S. Treasury securities:
Available for Sale	$1,024	$3,128	$4,296
U.S. Government agencies:
Held to Maturity	32	75	94
Available for Sale	103,001	146,701	84,702
State and political subdivisions:
Held to Maturity	248	347	796
Available for Sale	47,068	33,852	70,681
Other bonds, notes and debentures:
Held to Maturity	278	264	291
Available for Sale	1,342	1,652	1,810
Total bonds, notes and debentures	152,993	186,019	162,670
Corporate stock - Available for Sale	25,522	25,278	14,947
Total	$178,515	$211,297	$177,617

The following table shows the maturities and repricing of investment securities at December 31, 2004 and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of such:

(In Thousands)	WITHIN ONE YEAR	AFTER ONE BUT WITHIN FIVE YEARS	AFTER FIVE BUT WITHIN TEN YEARS	AFTER TEN YEARS
U.S. Treasury securities:
AFS Amount	$1,024	$—	$—	$—
Yield	3.43%	—	—	—
U.S. Government agencies:
HTM Amount	—	—	—	32
Yield	—	—	—	8.85%
AFS Amount	—	3,473	—	99,528
Yield	—	5.31%	—	5.06%
State and political subdivisions:
HTM Amount	—	—	248	—
Yield	—	—	5.75%	—
AFS Amount	—	—	16	47,052
Yield	—	—	6.58%	7.41%
Other bonds, notes and debentures:
HTM Amount	75	75	128	—
Yield	7.13%	6.48%	7.39%	—
AFS Amount	—	—	—	1,342
Yield	—	—	—	7.14%
Total Amount	$1,099	$3,548	$392	$147,954
Total Yield	3.68%	5.33%	6.32%	5.83%

All yields represent weighted average yields expressed on a tax equivalent basis. They are calculated on the basis of the cost, adjusted for amortization of premium and accretion of discount and effective yields weighted for the scheduled final maturity of each security. Scheduled maturities and actual maturities may differ due to certain investment securities having the ability to prepay or call the bond without penalty. The taxable equivalent adjustment represents the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate (derived by dividing tax-exempt interest by 66%).

LOAN PORTFOLIO

2004

Gross loans for the year ended December 31, 2004 increased 17.7% to $324,505,000 from $275,828,000 at December 31, 2003. Real estate mortgages increased $41,338,000 as a whole with commercial and construction real estate loans increasing $40,861,000 and $713,000 respectively, while residential loans decreased $236,000. Commercial and agricultural loans and installment loans increased $6,580,000 and $915,000 respectively. Net deferred loan fees increased $156,000. Given the current market conditions, management has directed its conservative lending approach toward well collateralized real estate loans. Commercial real estate projects provided the greatest opportunity for growth in 2004. During 2004, gross loans grew $48,677,000 as a result of continued expansion into the Centre County commercial market as well as increases in Lycoming and Clinton counties.

2003

Gross loans for the year ended December 31, 2003 increased 7.0% to $275,828,000 from $257,845,000. Real estate mortgages increased $18,273,000 as a whole with residential, commercial and construction real estate loans increasing $6,973,000, $7,004,000, and $4,296,000 respectively. Commercial and agricultural loans decreased $185,000, while installment loans to individuals increased $66,000.

The amounts of loans outstanding are shown in the following table according to type of loan for the years ended December 31:

(In Thousands)	2004	2003	2002	2001	2000
Commercial and agricultural	$30,103	$23,523	$23,708	$22,629	$26,471
Real estate mortgage:
Residential	147,461	147,697	140,724	140,614	131,761
Commercial	123,757	82,896	75,892	67,038	60,856
Construction	8,365	7,652	3,356	4,077	4,748
Installment loans to individuals	15,915	15,000	14,934	17,896	21,503
Less: Net deferred loan fees	1,096	940	769	631	541
Gross loans	$324,505	$275,828	$257,845	$251,623	$244,798

The amount of loans outstanding at December 31, 2004 are presented below by category and maturity:

(In Thousands)	REAL ESTATE	COMMERCIAL AND OTHER	INSTALLMENT LOANS TO INDIVIDUALS	TOTAL
Loans with floating interest rates:
1 year or less	$17,641	$9,497	$1,724	$28,862
1 through 5 years	7,004	3,615	74	10,693
5 through 10 years	30,891	3,112	149	34,152
After 10 years	154,310	2,340	128	156,778
Sub Total	209,846	18,564	2,075	230,485
Loans with predetermined interest rates:
1 year or less	3,370	718	1,038	5,126
1 through 5 years	22,001	7,985	11,066	41,052
5 through 10 years	23,511	2,697	1,682	27,890
After 10 years	19,749	139	64	19,952
Sub Total	68,631	11,539	13,850	94,020
Total	$278,477	$30,103	$15,925	$324,505

(1) The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.” In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

(2) Scheduled repayments are reported in maturity categories in which the payment is due.

The Bank does not make loans that provide for negative amortization nor do any loans contain conversion features. The Bank does not have any foreign loans outstanding at December 31, 2004.

ALLOWANCE FOR LOAN LOSSES

2004

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2004, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy, employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and chargeoffs, increased loan loss provisions and reductions in income. Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan losses increased from $3,069,000 at December 31, 2003 to $3,338,000 at December 31, 2004. At December 31, 2004, allowance for loan losses was 1.01% of total loans compared to 1.10% of total loans at December 31, 2003. This percentage is consistent with the Bank’s historical experience and peer banks. Management’s conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date.

Based upon this analysis, as well as the others noted above, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in its loan portfolio.

2003

At December 31, 2003, the allowance for loan losses as a percent of gross loans remained the same as December 31, 2002 at 1.10%. Gross loans increased by $17,983,000 from $257,845,000 at December 31, 2002 to $275,828,000 at December 31, 2003.

Non-accruing loans decreased $44,000 from year-end 2002. Overall nonperforming loans decreased $840,000 to $1,256,000 from fiscal year end 2002.

Based on management’s loan-by-loan review, the past performance of the borrowers and current economic conditions, including recent business closures and bankruptcy levels, management does not anticipate any current losses related to non-accrual, non-performing, or classified loans that have already been considered in its overall judgment of the adequacy of the reserve.

The following table presents information concerning nonperforming loans. The accrual of interest will be discontinued when the principal or interest of a loan is in default for 90 days or more, or as soon as payment is questionable, unless the loan is well secured and in the process of collection. Consumer loans and residential real estate loans secured by 1 to 4 family dwellings shall ordinarily not be subject to those guidelines. The reversal of previously accrued but uncollected interest applicable to any loan placed in a non-accrual status and the treatment of subsequent payments of either principal or interest will be handled in accordance with U.S. generally accepted accounting principles. These principles do not require a write-off of previously accrued interest if principal and interest are ultimately protected by sound collateral values. A nonperforming loan may be restored to an accruing status when:

1. Principal and interest is no longer due and unpaid.

2. It becomes well secured and in the process of collection.

3. Prospects for future contractual payments are no longer in doubt.

	TOTAL NONPERFORMING LOANS
(In Thousands)	NONACCRUAL	90 DAYS PAST DUE & STILL ACCRUING
2004	$1,381	$345
2003	$827	$429
2002	$871	$1,225
2001	$281	$338
2000	$777	$27

If interest had been recorded at the original rate on those loans, such income would have approximated $64,000, $55,000, and $24,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Interest income on such loans, which is recorded as received, amounted to approximately $10,000, $7,000, and $17,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

ALLOCATION IN THE ALLOWANCE FOR LOAN LOSSES

(In Thousands)	AMOUNT	PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS
DECEMBER 31, 2004:
Balance at end of period applicable to:
Commercial and agricultural	$361
Real estate mortgage:		9.1%
Residential	1,280	46.1%
Commercial	1,399	37.5%
Construction	75	2.5%
Installment loans to individuals	207	4.8%
Unallocated	16	—
Total	$3,338	100.0%
DECEMBER 31, 2003:
Balance at end of period applicable to:
Commercial and agricultural	$353	8.5%
Real estate mortgage:
Residential	1,483	53.4%
Commercial	916	29.9%
Construction	77	2.8%
Installment loans to individuals	240	5.4%
Total	$3,069	100.0%

DECEMBER 31, 2002:
Balance at end of period applicable to:
Commercial and agricultural	$471	9.2%
Real estate mortgage:
Residential	1,162	54.4%
Commercial	1,082	29.3%
Construction	66	1.3%
Installment loans to individuals	172	5.8%
Total	$2,953	100.0%
DECEMBER 31, 2001:
Balance at end of period applicable to:
Commercial and agricultural	$414	9.0%
Real estate mortgage:
Residential	1,379	55.8%
Commercial	763	26.5%
Construction	74	1.6%
Installment loans to individuals	271	7.1%
Unallocated general allowance	26	—
Total	$2,927	100.0%
DECEMBER 31, 2000:
Balance at end of period applicable to:
Commercial and agricultural	$541	10.8%
Real estate mortgage:
Residential	1,211	53.7%
Commercial	723	24.8%
Construction	71	1.9%
Installment loans to individuals	306	8.8%
Unallocated general allowance	27	—
Total	$2,879	100.0%

DEPOSITS

2004

Total average deposits were $354,424,000 for 2004, an increase of $19,223,000 or 5.7%. Total demand deposits increased $15,120,000. Noninterest-bearing demand deposits increased $7,762,000 and interest-bearing demand deposits increased $7,358,000. Savings deposits increased $5,123,000 while time deposits decreased $1,020,000. Low rates have influenced investors away from longer term commitments which has resulted in an increase in more liquid accounts such as demand deposits and savings and a decrease in time deposit accounts.

2003

Total average deposits were $335,201,000 for 2003, an increase of $18,267,000 or 5.8%. Total demand deposits increased $16,517,000. Noninterest-bearing demand deposits increased $5,795,000 and interest-bearing demand deposits increased $10,722,000. Savings deposits increased $7,203,000 while time deposits decreased $5,453,000. Historically low rate levels have influenced investors away from longer term commitments which has resulted in an increase in more liquid accounts such as demand deposits and savings and a decrease in time deposit accounts. The shift from time deposits to demand and savings deposits have also had a positive impact on earnings. More details pertaining to the changes in interest expense are stated in the Net Interest Income discussion.

The average amount and the average rate paid on deposits are summarized below:

(In Thousands)	2004 AVERAGE AMOUNT	RATE	2003 AVERAGE AMOUNT	RATE	2002 AVERAGE AMOUNT	RATE
DEPOSITS IN DOMESTIC BANK OFFICES:
Demand deposits:
Noninterest-bearing	$64,434	0.00%	$56,672	0.00%	$50,877	0.00%
Interest-bearing	89,854	0.87%	82,496	1.15%	71,774	2.13%
Savings deposits	69,796	0.83%	64,673	1.17%	57,470	2.04%
Time deposits	130,340	2.62%	131,360	3.01%	136,813	3.77%
Total average deposits	$354,424	1.35%	$335,201	1.39%	$316,934	2.48%

SHAREHOLDERS’ EQUITY

2004

Total shareholders’ equity at December 31, 2004 was $73,165,000, an increase of $3,396,000 from the balance at December 31, 2003 of $69,769,000. Net income and the exercising of stock options contributed $11,083,000 and $194,000, respectively, to shareholders’ equity. The net change in the unrealized appreciation on securities available for sale from year end 2003 to 2004 reduced shareholders’ equity by $1,801,000. Additional reductions to shareholders’ equity included $5,843,000 in dividends to shareholders and $237,000 for the purchase of treasury stock.

2003

Shareholders’ equity is evaluated in relation to total assets and the risks associated with those assets. A company is more likely to meet its cash obligations and absorb unforeseen losses when the capital resources are greater. Total shareholders’ equity at December 31, 2003 was $69,769,000, an increase of $6,627,000 from the balance at December 31, 2002 of $63,142,000. Net income and the exercising of stock options contributed $11,174,000 and $87,000, respectively, to shareholders’ equity. The unrealized appreciation on securities also added $987,000 to total equity. The increases in shareholders’ equity were offset by $5,001,000 in dividends to shareholders. Bank regulators have risk based capital guidelines. Under these guidelines, banks are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2004, the Company’s required ratios were well above the minimum ratios as follows:

	COMPANY	2004 MINIMUM STANDARDS
Tier 1 capital ratio	19.9%	4.0%
Total capital ratio	21.8%	8.0%

For a more comprehensive discussion of these requirements, see “Regulations and Supervision” on the Form 10-K. Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS:

The ratio of net income to average total assets and average shareholders’ equity and certain ratios are presented as follows:

	2004	2003	2002
Percentage of net income to:
Average total assets	2.06%	2.24%	2.01%
Average shareholders’ equity	15.49%	16.60%	15.00%
Percentage of dividends declared per common share	52.72%	44.76%	46.41%
Percentage of average shareholders’ equity to average total assets	13.30%	13.51%	13.39%

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential as well as the current cost of borrowing funds. The Company has a current borrowing capacity at the Federal Home Loan Bank of $145,110,000. In addition to this credit arrangement the Company has additional lines of credit with correspondent banks of $10,500,000. The Company’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. Federal Home Loan Bank advances totaled $98,508,000 as of December 31, 2004. The Bank borrowed an additional $5,000,000, in FHLB long term borrowings in 2004 to supplement the securities proceeds to fund loan growth.

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

DECEMBER 31, 2004
CHANGES IN RATES	NET INTEREST INCOME CHANGE (AFTER TAX) (IN THOUSANDS)
-100	$(1,093)
+100	$72
+200	$255
+300	$694

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the results reported. The accounting policies are described in detail in Note 1 of the consolidated financial statements. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description or our current accounting policies involving significant management valuation judgments.

Other Than Temporary Impairment of Equity Securities

Equity securities are evaluated periodically to determine whether a decline in their value is other than temporary, management utilized criteria such as the magnitude and duration of the decline, in addition to the reason underlying the decline, to determine whether the loss in value is other than temporary, The term “other than temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 4 of “Notes and Consolidated Finanical Statements” of the Form 10-K.

Goodwill and Other Intangible Assets

As discussed in Note 6 of the consolidated financial statements, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets

We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in Note 10 of the consolidated financial statements.

CONTRACTUAL OBLIGATIONS

The Corporation has various financial obligations, including contractual obligations which may require future cash payments. The following table presents in thousands, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due in
(In Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total

Deposits without a stated maturity	$231,445	—	—	—	$231,445

Time Deposits	81,340	36,235	6,463	1,353	125,391

Security repurchase agreements	13,845				13,845

Borrowed funds	22,630				22,630

Long-term debt	1,400	13,100	34,600	26,778	75,878

Operating leases	348	619	299	1,837	3,103

The Corporation’s operating lease obligations represent short and long-term lease and rental payment for facilities, certain software and data processing and other equipment.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk for the Company is comprised primarily from interest rate risk exposure and liquidity risk. Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level. The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally. Additional information and details are provided in “Management’s Discussion and Analysis of Consolidated Financial Condition” and Results of Operations “Liquidity, Interest Rates Sensitivity and Market Risk-Interst Rate Sensitivity” at the Annual Report.

Generally, management believes the Company is well positioned to respond expeditiously when the market interest rate outlook changes.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Penns Woods Bancorp, Inc.

We have audited the consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Wexford, Pennsylvania

February 11, 2005

Penns Woods Bancorp, Inc.

Consolidated Balance Sheet

	DECEMBER 31,
(In Thousands, Except Per Share Data)	2004	2003

ASSETS:
Noninterest-bearing balances in other financial institutions	$12,602	$10,196
Interest-bearing deposits in other financial institutions	24	34
Total cash and cash equivalents	12,626	10,230

Investment securities, available for sale, at fair value	177,957	210,611
Investment securities held to maturity (fair value of $561 and $701)	558	686
Loans held for sale	4,624	4,803
Loans, net of unearned discount of $1,096 and $940	324,505	275,828
Less:Allowance for loan losses	3,338	3,069
Loans, net	321,167	272,759
Premises and equipment, net	4,882	4,625
Accrued interest receivable	2,246	2,242
Bank-owned life insurance	10,976	8,908
Goodwill	3,032	3,032
Other assets	8,635	9,485
TOTAL ASSETS	$546,703	$527,381
LIABILITIES:
Interest-bearing deposits	$282,786	$269,443
Noninterest-bearing deposits	74,050	64,875
TOTAL DEPOSITS	356,836	334,318
Short-term borrowings	36,475	47,265
Long-term borrowings, Federal Home Loan Bank	75,878	70,878
Accrued interest payable	850	836
Other liabilities	3,499	4,315
TOTAL LIABILITIES	473,538	457,612
SHAREHOLDERS’EQUITY:
Common stock, par value $10; 10,000,000 shares authorized 3,331,837 and 3,326,560 shares issued	33,318	33,265
Additional paid-in capital	17,700	17,559
Retained earnings	18,262	13,022
Accumulated other comprehensive income	4,331	6,132
Treasury stock, at cost (10,310 and 5,000 shares)	(446)	(209)
TOTAL SHAREHOLDERS’EQUITY	73,165	69,769
TOTAL	$546,703	$527,381

See Accompanying Notes to the Consolidated Financial Statements.

Penns Woods Bancorp, Inc.

Consolidated Statement of Income

	YEAR ENDED DECEMBER 31,
(In Thousands, Except Per Share Data)	2004	2003	2002

INTEREST AND DIVIDEND INCOME:
Loans including fees	$21,363	$19,963	$20,911
Investment Securities:
Taxable	7,769	6,550	4,999
Tax-exempt	1,707	2,608	3,252
Other dividend and interest income	108	111	140
TOTAL INTEREST AND DIVIDEND INCOME	30,947	29,232	29,302
INTEREST EXPENSE:
Deposits	4,775	5,656	7,857
Short-term borrowings	539	428	501
Long-term borrowings	3,454	3,181	2,488
TOTAL INTEREST EXPENSE	8,768	9,265	10,846
NET INTEREST INCOME	22,179	19,967	18,456
PROVISION FOR LOAN LOSSES	465	255	365

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,714	19,712	18,091
NON-INTEREST INCOME:
Service charges	1,983	1,917	1,833
Securities gains, net	2,176	3,479	35
Bank-owned life insurance	294	404	416
Insurance commissions	2,282	1,598	1,807
Other income	1,214	1,056	1,164
TOTAL NON-INTEREST INCOME	7,949	8,454	5,255
NON-INTEREST EXPENSES:
Salaries and employee benefits	7,937	7,262	6,944
Occupancy expense, net	959	877	831
Furniture and equipment expense	1,016	999	837
Advertising expense	344	388	372
Pennsylvania shares tax expense	508	455	411
Other expenses	3,553	3,308	2,818
TOTAL NON-INTEREST EXPENSES	14,317	13,289	12,213

INCOME BEFORE INCOME TAX PROVISION	15,346	14,877	11,133
INCOME TAX PROVISION	4,263	3,703	2,247
NET INCOME	$11,083	$11,174	$8,886
EARNINGS PER SHARE – BASIC	$3.33	$3.35	$2.66
EARNINGS PER SHARE – DILUTED	$3.33	$3.35	$2.66
WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC	$3,325,007	$3,330,585	$3,336,312
WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED	$3,328,627	$3,333,798	$3,339,249

See Accompanying Notes to the Consolidated Financial Statements.

Penns Woods Bancorp, Inc.

Consolidated Statement of Changes In Shareholders’Equity

(In Thousands, Except Per Share Data)	COMMON STOCK SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY

Balance, December 31, 2001	3,131,644	$31,316	$18,230	$6,987	$1,729	$(3,010)	$55,252

Comprehensive Income:
Net income				8,886			8,886
Unrealized gain on available for sale securities, net of reclassification adjustments and tax of $1,760					3,416		3,416
Total comprehensive income							12,302
Dividends declared, ($1.24 per share)				(4,124)			(4,124)
Stock options exercised	5,188	52	61				113
Purchase of treasury stock (13,449 shares)						(401)	(401)
Balance, December 31, 2002	3,136,832	31,368	18,291	11,749	5,145	(3,411)	63,142
Stock split effected in the form of a 10% dividend	187,143	1,871	(793)	(4,900)		3,822
Comprehensive Income:
Net income				11,174			11,174
Unrealized gain on available for sale securities, net of reclassification adjustments and tax of $508					987		987
Total comprehensive income							12,161
Dividends declared, ($1.49 per share)				(5,001)			(5,001)
Stock options exercised	2,585	26	61				87
Purchase of treasury stock (14,787 shares)						(620)	(620)
Balance, December 31, 2003	3,326,560	33,265	17,559	13,022	6,132	(209)	69,769
Comprehensive Income:
Net income				11,083			11,083
Unrealized gain on available for sale securities, net of reclassification adjustments and tax of $926					(1,801)		(1,801)
Total comprehensive income							9,282
Dividends declared, ($1.76 per share)				(5,843)			(5,843)
Stock options exercised	5,277	53	141				194
Purchase of treasury stock (5,310 shares)						(237)	(237)
Balance, December 31, 2004	3,331,837	$33,318	$17,700	$18,262	$4,331	$(446)	$73,165

Components of comprehensive income (loss):		2004	2003	2002
Change in net unrealized gain (loss) on investment securities available for sale		$(365)	$3,283	$3,439
Realized gains included in net income, net of taxes of $740, $1,183 and $12		(1,436)	(2,296)	(23)
Total		$(1,801)	$987	$3,416

See Accompanying Notes to the Consolidated Financial Statements

Penns Woods Bancorp, Inc.

Consolidated Statement of Cash Flows

	YEAR ENDED DECEMBER 31,
(In Thousands)	2004	2003	2002

OPERATING ACTIVITIES:
Net income	$11,083	$11,174	$8,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	585	631	526
Provision for loan losses	465	255	365
Accretion and amortization of investment security discounts and premiums	(132)	(194)	(906)
Securities gains, net	(2,176)	(3,479)	(35)
Originations of loans held for sale	(34,398)	(15,983)	(16,597)
Proceeds of loans held for sale	34,577	13,831	17,939
Earnings on bank-owned life insurance	(294)	(404)	(416)
Other, net	482	606	(1,190)
Net cash provided by operating activities	10,192	6,437	8,572
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	162,796	82,489	79,022
Proceeds from calls and maturities	28,732	48,046	13,047
Purchases	(159,295)	(159,363)	(130,328)
Investment securities held to maturity:
Proceeds from calls and maturities	142	520	137
Purchases	(14)	(24)	(41)
Net increase in loans	(49,002)	(18,390)	(6,800)
Acquisition of bank premises and equipment	(842)	(400)	(992)
Proceeds from the sale of foreclosed assets	237	341	344
Purchase of bank-owned life insurance	(1,774)	—	—
Proceeds from redemption of regulatory stock	3,322	1,507	1,262
Purchases of regulatory stock	(2,940)	(4,402)	(2,080)

Net cash used for investing activities	(18,638)	(49,676)	(46,429)
FINANCING ACTIVITIES:
Net increase (decrease) in interest-bearing deposits	13,343	(3,344)	22,914
Net increase (decrease) in noninterest-bearing deposits	9,175	(2,186)	11,784
Net (decrease) increase in short-term borrowings	(10,790)	33,702	(5,542)
Proceeds from other borrowings	5,000	20,000	10,000
Repayment of other borrowings	—	(900)	—
Dividends paid	(5,843)	(5,001)	(4,124)
Stock options exercised	194	87	113
Purchase of treasury stock	(237)	(620)	(401)
Net cash provided by financing activities	10,842	41,738	34,744
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,396	(1,501)	(3,113)
CASH AND CASH EQUIVALENTS, BEGINNING	10,230	11,731	14,844
CASH AND CASH EQUIVALENTS, ENDING	$12,626	$10,230	$11,731

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$8,754	$9,521	$10.944
Income taxes paid	$4,350	$3,500	$3,394
Transfer of loans to foreclosed real estate	$129	$173	$254

See Accompanying Notes to the Consolidated Financial Statements

PENNS WOODS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The financial services are provided by the bank to individuals, partnerships, non-profit organizations and corporations through its eleven offices located in Clinton, Lycoming, and Centre Counties, Pennsylvania and a Financial Center located in State College, Pennsylvania.

Woods Real Estate Development Co., Inc. engages in real estate transactions on behalf of Penns Woods Bancorp, Inc. and the Bank.

Woods Investment Company, Inc., a Delaware holding company, is engaged in investing activities.

The M Group engages in securities brokerage and insurance activities.

Operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all financial services operations are considered by management to be aggregated in one reportable operating segment.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, deferred tax assets and liabilities, and the valuation of real estate acquired through, or in lieu of, foreclosure on settlement of debt.

Cash and Cash Equivalents

Cash equivalents include cash on hand and in banks, interest-earning deposits and federal funds sold. Interest-earning deposits mature within one year and are carried at cost. Net cash flows are reported for loan and deposit transactions.

Investment Securities

Investment securities are classified as available for sale or held to maturity.

Securities held to maturity include bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost.

Available for sale securities consist of bonds, notes, debentures, and certain equity securities not classified as trading securities nor as held to maturity securities. Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount as a separate component of shareholders’ equity until realized.

Gains and losses on the sale of equity securities are determined using the average cost method, while all other investment securities use the specific cost method.

All investment securities, regardless of classification, are monitored and tested for impairment. An investment security is considered to be impaired when the unrealized loss is considered to be other than temporary. When this occurs, the investment is written down to the current fair market value with the write-downs being reflected as a realized loss.

Premiums and discounts on all securities are recognized in interest income using the interest method over the period to maturity.

Investment securities fair values are based on observed market prices. Certain investment securities do not have observed bid prices and their fair value is based on instruments with similar risk elements.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2004, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy, employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

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

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are carried at the lower of cost or fair value less estimated costs to sell. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent writedowns are charged against operating expenses. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other expenses.

Foreclosed assets held for sale totaled $40,000 and $132,000 at December 2004 and 2003, respectively.

Bank Premises and Equipment

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

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain officers and directors, and is the sole beneficiary on those policies. Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Increases in the cash surrender value are recognized as non-interest income.

Goodwill

The company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets. This statement, among other things, requires a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts. The Company performs an annual impairment analysis of goodwill. Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2004 and 2003.

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

Earnings Per Share

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated utilizing net income as reported in the numerator and weighted average shares outstanding in the denominator. The computation of diluted earnings per share differs in that the dilutive effects of any stock options are adjusted in the denominator.

Employee Benefits

Pension and employee benefits include contributions, determined actuarially, to a defined benefit retirement plan covering the eligible employees of the Bank. The plan is funded on a current basis to the extent that it is deductible under existing federal tax regulations. Pension and other employee benefits also include contributions to a defined contribution Section 401(k) plan covering eligible employees. Contributions matching those made by eligible employees and an elective contribution are made annually at the discretion of the Board of Directors.

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

Had compensation costs for these options been determined based on the fair values at the grant dates for awards consistent with the method of FAS No. 123, there would be no effect on the Company’s net income and earnings per share for 2004, 2003, and 2002.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 123 (Revised 2004), Share-Based Payment. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on July 1, 2005 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In October 2003, the American Institute of Certified Public Accountants issued SOP 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” SOP 03-3 applies to a loan that is acquired where it is probable, at acquisition, that a transferee will be unable to collect all contractually required payments receivable. SOP 03-3 requires the recognition, as accretable yield, the excess of all cash flows expected at acquisition over the investor’s initial investment in the loan as interest income on a level-yield basis over the life of the loan. The amount by which the loan’s contractually required payments exceed the amount of its expected cash flows at acquisition may not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. The adoption of SOP 03-3 is not expected to have a material impact on the consolidated financial statements.

NOTE 2 - PER SHARE DATA

There are no convertible securities, which would affect the numerator in calculating basic and dilutive earnings per share, therefore, net income as presented on the consolidated statement of income will be used as the numerator. The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive per share computation.

	2004	2003	2002

Weighted average common shares outstanding	3,327,780	3,430,302	3,445,477

Weighted average treasury stock shares	(2,773)	(99,717)	(109,165)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,325,007	3,330,585	3,336,312

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	3,620	3,213	2,937

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,328,627	3,333,798	3,339,249

Options to purchase 8,713 shares of common stock at a price of $48.35 were outstanding during 2004, 10,890 shares of common stock at a price of $48.35 were outstanding during 2003 and 22,385 shares of common stock at prices from $38.18 to $48.35 were outstanding during 2002, but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of the end of the fiscal year.

NOTE 3 – INVESTMENT SECURITIES

The amortized cost of investment securities and their approximate fair values are as follows:

	2004
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for Sale (AFS)
U.S. Government and agency securities	$104,248	$207	$(430)	$104,025
State and political securities	46,829	766	(527)	47,068
Other debt securities	1,302	47	(7)	1,342
Total debt securities	152,379	1,020	(964)	152,435
Equity securities	19,015	6,579	(72)	25,522
Total Investment Securities AFS	$171,394	$7,599	$(1,036)	$177,957

Held to Maturity (HTM)
U.S. Government and agency securities	$32	$—	$—	$32
State and political securities	248	3	—	251
Other debt securities	278	—	—	278
Total Investment Securities HTM	$558	$3	$—	$561

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for Sale (AFS)
U.S. Government and agency securities	$150,218	$626	$(1,015)	$149,829
State and political securities	31,364	2,510	(22)	33,852
Other debt securities	1,581	75	(4)	1,652
Total debt securities	183,163	3,211	(1,041)	185,333
Equity securities	18,158	7,146	(26)	25,278
Total Investment Securities AFS	$201,321	$10,357	$(1,067)	$210,611

Held to Maturity (HTM)
U.S. Government and agency securities	$75	$—	$(1)	$74
State and political securities	347	16	—	363
Other debt securities	264	—	—	264
Total Investment Securities HTM	$686	$16	$(1)	$701

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2004.

	Less than Twelve Months		Twelve Months or Greater		Total
(In Thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. Government and agency Securities	$51,636	$226	$28,598	$204	$80,234	$430
State and political securities	17,339	527	—	—	17,339	527
Other debt securities	142	3	146	4	288	7
Total debt securities	69,117	756	28,744	208	97,861	964
Equity securities	1,187	64	298	8	1,485	72
Total	$70,304	$820	$29,042	$216	$99,346	$1,036

The policy of the Company is to recognize other than temporary impairment of equity securities where the fair value has been significantly below cost for one year. For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary.  The Company reviews its position quarterly and has asserted that at December 31, 2004, the declines outlined in the above table represent temporary declines and the Company does have the intent and ability to hold those securities either to maturity or to allow a market recovery.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	HELD TO MATURITY		AVAILABLE FOR SALE
(In Thousands)	AMORTIZED COST	FAIR VALUE	AMORTIZED COST	FAIR VALUE
Due in one year or less	$75	$75	$1,019	$1,024
Due after one year to five years	75	75	3,420	3,473
Due after five years to ten years	376	379	15	16
Due after ten years	32	32	147,925	147,922

	$558	$561	$152,379	$152,435

Total gross proceeds from sales of securities available for sale were $162,796,000, $82,489,000, and $79,022,000 for 2004, 2003, and 2002, respectively. The following table represents gross realized gains and gross realized losses on those transactions:

(In Thousands)	2004	2003	2002
Gross realized gains:
U.S. Government and agency securities	$459	$254	$204
State and political securities	1,191	3,345	2,234
Other debt securities	1	27	6
Equity securities	2,192	1,015	1,605
	$3,843	$4,641	$4,049

Gross realized losses:
U.S. Government and agency securities	$1,623	$742	$125
State and political securities	23	50	67
Other debt securities	—	2	—
Equity securities	21	368	3,822
	$1,667	$1,162	$4,014

In 2003, the Company recorded an investment security gain of $24,000 resulting from a business combination where the Company received the common stock of the acquirer in a non-monetary exchange. This gain is included in the above table. There were no gains of this nature in 2004.

A charge of $292,000 was recorded in 2003 and $2,083,000 was recorded in 2002 to recognize other than temporary declines in the value of marketable equity securities. These losses are included in the above table.

Investment securities with a carrying value of approximately $71,730,000 and $34,059,000 at December 31, 2004 and 2003, respectively, were pledged to secure certain deposits, security repurchase agreements, and for other purposes as required by law.

There is no concentration of investments that exceed ten percent of shareholders’ equity for any individual issuer, excluding those guaranteed by the U.S. Government.

NOTE 4 - LOANS

Major loan classifications are summarized as follows:

	2004
(In Thousands)	CURRENT	PAST DUE 30 TO 90 DAYS	PAST DUE 90 DAYS OR MORE & STILL ACCRUING	NON- ACCRUAL	TOTAL
Commercial and agricultural	$29,467	$389	$82	$165	$30,103
Real estate mortgage:
Residential	143,028	3,530	254	649	147,461
Commercial	121,951	1,257	—	549	123,757
Construction	8,359	—	—	6	8,365
Installment loans to individuals	15,495	399	9	12	15,915
	318,300	$5,575	$345	$1,381	325,601
Less: Net deferred loan fees	1,096				1,096
Allowance for loan losses	3,338				3,338
Loans, net	$313,866				$321,167

	2003
	CURRENT	PAST DUE 30 TO 90 DAYS	PAST DUE 90 DAYS OR MORE & STILL ACCRUING	NON- ACCRUAL	TOTAL
Commercial and agricultural	$23,105	$215	$21	$182	$23,523
Real estate mortgage:
Residential	144,102	2,625	383	587	147,697
Commercial	82,156	667	15	58	82,896
Construction	7,637	15	—	—	7,652
Installment loans to individuals	14,738	252	10	—	15,000
	271,738	$3,774	$429	$827	276,768
Less: Net deferred loan fees	940				940
Allowance for loan losses	3,069				3,069
Loans, net	$267,729				$272,759

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $1,381,000 and $827,000 at December 31, 2004 and 2003, respectively. If interest had been recorded at the original rate on those loans, such income would have approximated $64,000, $55,000, and $24,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Interest income on such loans, which is recorded as received, amounted to approximately $10,000, $7,000, and $17,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

Charges in the allowance for loan losses for the years ended December 31, are as follows:

(In Thousands)	2004	2003	2002

Balance, beginning of year	$3,069	$2,953	$2,927
Provision charged to operations	465	255	365
Loans charged off	(283)	(216)	(402)
Recoveries	87	77	63
Balance, end of year	$3,338	$3,069	$2,953

The Company had no concentration of loans to borrowers engaged in similar businesses or activities which exceed five percent of total assets at December 31, 2004 or December 31, 2003.

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central Pennsylvania. Although the Company has a diversified loan portfolio at December 31, 2004 and 2003, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

NOTE 5 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31:

(In Thousands)	2004	2003

Land	$566	$566
Premises	5,290	4,883
Furniture and equipment	6,756	6,348
Leasehold improvements	894	867
Total	13,506	12,664
Less accumulated depreciation	8,624	8,039
Net	$4,882	$4,625

Depreciation charges to operations for the years ended 2004, 2003, and 2002 were $585,000, $631,000, and $526,000, respectively.

The Bank has committed to $1,000,000 for the premises and equipment of a new branch in State College, PA.

NOTE 6 - GOODWILL

As of December 31, 2004, 2003, and 2002 goodwill had a gross carrying value of $3,308,000 and accumulated amortization of $276,000 resulting in a net carrying amount of $3,032,000.

The gross carrying amount of goodwill is tested for impairment in the third quarter of each fiscal year. Based on fair value of the reporting unit, estimated using the expected present value of future cash flows, no goodwill impairment loss was recognized in the current year.

NOTE 7 - DEPOSITS

Time deposits of $100,000 or more totaled approximately $30,212,000 on December 31, 2004 and $27,386,000 on December 31, 2003. Interest expense related to such deposits was approximately $818,000, $829,000, and $1,098,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

Maturities on time deposits of $100,000 or more are as follows:

(In Thousands)	2004

Three months or less	$6,869
Three months to six months	5,316
Six months to twelve months	8,807
Over twelve months	9,220

Total	$30,212

Total time deposits at December 31, 2004 mature as follows:

(In Thousands)	2004

2005	$81,340
2006	22,237
2007	13,998
2008	5,811
2009	652
Thereafter	1,353

Total	$125,391

Total deposits at December 31 are as follows:

(In Thousands)	2004	2003

Demand deposits	$74,050	$64,875
Interest-bearing demand deposits	87,588	77,245
Saviings deposits	69,807	67,298
Time deposits	125,391	124,900

Total deposits	$356,836	$334,318

NOTE 8 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and FHLB advances which generally represent overnight or less than 30-day borrowings. The outstanding balances and related information for short-term borrowings are summarized as follows:

(In Thousands)	2004	2003
Repurchase Agreements:
Balance at year end	$13,845	$10,225
Maximum amount outstanding at any month end	15,301	15,665
Average balance outstanding during the year	13,317	13,214
Weighted-average interest rate:
At year end	1.82%	1.91%
Paid during the year	1.77%	2.07%
Open Repo Plus:
Balance at year end	$22,630	$36,140
Maximum amount outstanding at any month end	32,480	36,140
Average balance outstanding during the year	18,336	11,537
Weighted-average interest rate:
At year end	2.24%	1.06%
Paid during the year	1.64%	1.16%
Short Term FHLB:
Balance at year end	$—	$900
Maximum amount outstanding at any month end	900	900
Average balance outstanding during the year	204	695
Weighted-average interest rate:
At year end	—	1.40%
Paid during the year	1.42%	1.42%

NOTE 9 - OTHER BORROWINGS

The following represents outstanding long-term borrowings by contractual maturities at December 31, 2004 and 2003:

(In Thousands)	2004	2003
Variable rate of 4.49%, maturing in 2007	$5,000	$5,000
Variable rates between 3.14% and 5.56%, maturing in 2008	29,600	29,600
Variable rate of 5.06%, maturing in 2009	5,000	5,000
Variable rate of 6.65%, maturing in 2010	5,000	5,000
Variable rates of 4.25% and 4.72%, maturing in 2011	10,000	10,000
Variable rate of 3.68%, maturing in 2012	5,000	5,000
Variable rate of 3.74%, maturing in 2013	5,000	5,000
Fixed rate of 2.02%, maturing in 2005	1,400	1,400
Fixed rate of 2.58%, maturing in 2006	1,600	1,600
Fixed rates between 2.67% and 3.13%, maturing in 2007	6,500	1,500
Fixed rate of 6.95%, maturing in 2011	500	500
Fixed rate of 5.87%, maturing in 2013	528	528
Fixed rate of 6.92%, maturing in 2015	750	750
Total	$75,878	$70,878

The terms of the convertible borrowings allow the Federal Home Loan Bank (“FHLB”) to convert the interest rate to an adjustable rate based on the three month London Interbank Offered Rate (“LIBOR”) at a predetermined anniversary date of the borrowing’s origination, ranging from three months to five years.

The Bank maintains a credit arrangement, which includes a revolving line of credit with the FHLB. Under this credit arrangement, the Bank has a remaining borrowing capacity of approximately $145 million at December 31, 2004, is subject to annual renewal, and typically incurs no service charges. Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of the Bank which consist principally of first mortgage loans.

NOTE 10 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax liability at December 31, 2004 and 2003:

(In Thousands)	2004	2003
Deferred tax asset:
Allowance for loan losses	$841	$716
Deferred compensation	353	346
Contingencies	24	22
Pension	515	429
Loan fees and costs	368	320
Investment securities allowance	98	119
Other	15	—
Total	2,214	1,952

Deferred tax liability:
Bond accretion	21	28
Depreciation	205	260
Amortization	225	150
Unrealized gains on available for sale securities	2,231	3,159
Total	2,682	3,597

Deferred tax liability, net	$(468)	$(1,645)

No valuation allowance was established at December 31, 2004 and 2003, in the view of the Company’s ability to carry back taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earning potential.

The provision for income taxes is comprised of the following for the years ended December 31:

(In Thousands)	2004	2003	2002

Currently payable	$4,512	$3,666	$2,363
Deferred (benfit) expense	(249)	37	(116)

Total provision	$4,263	$3,703	$2,247

The effective federal income tax rate for the years ended December 31, 2004, 2003, and 2002 was 27.8%, 24.9% and 20.2%, respectively.  A reconciliation between the expected income tax and the effective income tax rate on income before income tax provision follows:

	2004		2003		2002
	AMOUNT	%	AMOUNT	%	AMOUNT	%

Provision at expected rate	$5,218	34.0%	$5,058	34.0%	$3,785	34.0%
Decrease in tax resulting from:
Tax-exempt income	(632)	(4.1)	(964)	(6.4)	(1,367)	(12.3)
Other, net	(323)	(2.1)	(391)	(2.7)	(171)	(1.5)

Effective income tax and rates	$4,263	27.8%	$3,703	24.9%	$2,247	20.2%

NOTE 11 - EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN

The Company has a noncontributory defined benefit pension plan (the “Plan”) for all employees hired prior to January 1, 2004, meeting certain age and length of service requirements. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.

The following tables show the funded status and components of net periodic benefit cost from this defined benefit plan:

	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$7,145	$6,473
Service cost	447	443
Interest cost	398	384
Actuarial (gain) loss	(225)	43
Benefits paid	(216)	(198)
Benefit obligation at end of year	$7,549	$7,145

Change in plan assets
Fair value of plan assets at beginning of year	$4,042	$3,131
Actual return on plan assets	394	620
Employer contribution	347	506
Benefits paid	(216)	(198)
Expenses paid	(18)	(17)
Fair value of plan assets at end of year	4,549	4,042
Funded status	(3,000)	(3,103)
Unrecognized net actuarial loss	1,275	1,609
Unrecognized prior service cost	229	255
Unrecognized tranisition asset	(19)	(22)
Net Accrued Benefit Cost Recognized	$(1,515)	$(1,261)

The accumulated benefit obligation for the defined benefit pension plan was $5,606,000, and $4,913,000 at December 31, 2004 and 2003, respectively. Amounts recognized in the Statement of Income consist of:

(In Thousands)	2004	2003	2002

Service cost	$447	$443	$381
Interest cost	398	384	342
Expected return on plan assets	(376)	(256)	(246)
Amortization of transition asset	(3)	(3)	(3)
Amortization of prior service cost	26	26	26
Recognized net actuarial gain	109	83	19
Net periodic benefit cost	$601	$677	$519

The plan was amended, effective January 1, 2004, to cease eligibility for employees with a hire date of January 1, 2004 or later. Employees with a hire date of January 1, 2004 or later are eligible to receive, after meeting certain age and length of service requirements, an annual discretionary pension contribution from the Bank equal to a percentage of an employee’s base compensation. The dollars will be placed in a separate account within the 401(k) plan with a vesting requirement.

The following information relates to the Plan’s projected obligation, accumulated benefit obligation, and plan assets at December 31:

(In Thousands)	2004	2003
Projected benefit obligation	$7,549	$7,145
Accumulative benefit obligation	5,606	4,913
Fair value of plan assets	4,549	4,042

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	2004	2003	2002
Discount rate	5.75%	6.00%	6.00%
Rate of compensation increase	4.75%	5.00%	5.00%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:

	2004	2003	2002
Discount rate	6.00%	6.00%	6.50%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%	5.00%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31 by asset category are as follows:

Asset Category	2004	2003

Cash	0.3%	0.6%
Fixed Income securities	37.9%	38.7%
Equity	61.8%	60.7%
Total	100.0%	100.0%

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

Asset allocation favors equities, with target allocation of approximately 60% equity securities, 37.5% fixed income securities and 2.5% cash. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between the acceptable ranges.

It is management’s intent to give the investment managers flexibility within the overall guidelines with respect to investment decisions and their timing. However, certain investments require specific review and approval by management. Management is also informed of anticipated, significant modifications of any previously approved investment, or anticipated use of derivatives to execute investment strategies.

The following benefit payments, which reflect expected future cost, are expected to be paid during the years ended December 31:

Estimated future benefit payments:

(In Thousands)
2005	$181
2006	192
2007	235
2008	272
2009	277
20010 - 2014	2,242

$3,399

The company expects to contribute $575,000 to its Pension Plan in 2005.

401(k) SAVINGS PLAN

The Company also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415. The Company may make matching contributions equal to a discretionary percentage to be determined by the Company. Participants are at all times fully vested in their contributions and vest over a period of five years in the employer contribution. Contribution expense was approximately $83,000, $75,000, and $80,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

DEFERRED COMPENSATION PLAN

Certain directors have entered into deferred compensation agreements with the Corporation pursuant to which all or a specified portion of their directors’ fees are deferred until their retirement or termination of service. Interest on amounts credited to the account balance for each director accrues at an amount equal to one half of the Corporation’s return on equity for the prior year. To fund benefits under the deferred compensation plan, the Company has acquired corporate-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company. The total expense charged to other expenses was $73,000, $104,000, and $98,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Benefits paid under the plan were approximately $127,000 in 2004, $132,000 in 2003 and $51,000 in 2002.

NOTE 12 - STOCK OPTIONS

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

A summary of the status of the Company’s common stock option plans are presented below:

	2004		2003
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE

Outstanding, beginning of year	30,607	$39.39	33,385	$38.69
Granted	—	—	—	—
Exercised	(5,277)	36.73	(2,778)	30.93
Forfeited	(9,365)	38.63	—	—

Outstanding, end of year	15,965	40.24	30,607	39.39

Options exercisable at year-end	15,965	$40.24	30,607	$39.39

The following table summarizes information about nonqualified and incentive stock options outstanding at December 31, 2004:

	OUTSTANDING			EXERCISABLE
EXERCISE PRICE	SHARES	AVERAGE LIFE	AVERAGE EXERCISE PRICE	SHARES	AVERAGE EXERCISE PRICE
$48.35	8,410	4	$48.35	8,410	$48.35
$38.18	1,375	5	$38.18	1,375	$38.18
$29.66	6,180	2	$29.66	6,180	$29.66

NOTE 13 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and the Bank, including their immediate families and companies in which they are principal owners (more than ten percent), are indebted to the Company. Such indebtedness was incurred in the ordinary course of business on the same terms and at those rates prevailing at the time for comparable transactions with others.

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31:

	BEGINNING			ENDING
(In Thousands)	BALANCE	ADDITIONS	PAYMENTS	RESIGNED	BALANCE

2004	$7,227	$5,720	$1,273	$—	$11,674
2003	$6,785	$2,374	$1,791	$141	$7,227

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

The following schedule of future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2004:

Year Ending December 31, (In Thousands)

2005	$348
2006	326
2007	293
2008	194
2009	105
Thereafter	1,837
Total	$3,103

Total rental expense for all operating leases for the years ended December 31, 2004, 2003 and 2002 were $320,000, $269,000, and $258,000 respectively.

The Company is subject to lawsuits and claims arising out of its business. In the opinion of management, after review and consultation with counsel, any proceedings that may be assessed will not have a material adverse effect on the consolidated financial position of the Company.

NOTE 15 - OFF-BALANCE SHEET RISK

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

Financial instruments whose contract amounts represent credit risk are as follows at December 31:

(In Thousands)	2004	2003
Commitments to extend credit	$42,537	$47,454
Standby letters of credit	$1,321	$258

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

NOTE 16 - CAPITAL REQUIREMENTS

Federal regulations require the Company and the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. As of December 31, 2004 and 2003, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios must be at least 10%, 6%, and 5%, respectively.

The Company’s and the Bank’s actual capital ratios are presented in the following tables, which shows that both met all regulatory capital requirements.

The Company’s actual capital amounts and ratios are presented in the following table:

	2004		2003
(In Thousands)	AMOUNT	RATIO	AMOUNT	RATIO
Total Capital
(to Risk-weighted Assets)
Actual	$72,042	21.8%	$66,820	23.0%
For Capital Adequacy Purposes	26,475	8.0	23,225	8.0
To Be Well Capitalized	33,094	10.0	29,031	10.0
Tier 1 Capital
(to Risk-weighted Assets)
Actual	$65,776	19.9%	$60,547	20.9%
For Capital Adequacy Purposes	13,238	4.0	11,613	4.0
To Be Well Capitalized	19,856	6.0	17,419	6.0
Tier 1 Capital
(to Average Assets)
Actual	$65,776	12.1%	$60,547	11.6%
For Capital Adequacy Purposes	21,750	4.0	20,922	4.0
To Be Well Capitalized	27,187	5.0	26,153	5.0

The Bank’s actual capital amounts and ratios are presented in the following table:

	2004		2003
(In Thousands)	AMOUNT	RATIO	AMOUNT	RATIO
Total Capital
(to Risk-weighted Assets)
Actual	$55,717	17.6%	$52,161	18.8%
For Capital Adequacy Purposes	25,311	8.0	22,155	8.0
To Be Well Capitalized	31,639	10.0	27,693	10.0
Tier 1 Capital
(to Risk-weighted Assets)
Actual	$51,213	16.2%	$47,770	17.3%
For Capital Adequacy Purposes	12,656	4.0	11,077	4.0
To Be Well Capitalized	18,983	6.0	16,616	6.0
Tier 1 Capital
(to Average Assets)
Actual	$51,213	9.7%	$47,770	9.6%
For Capital Adequacy Purposes	21,039	4.0	19,982	4.0
To Be Well Capitalized	26,299	5.0	24,978	5.0

NOTE 17 - REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividend by all state-chartered banks to the additional paid in capital of the Bank. Accordingly, at December 31, 2004, the balance in the additional paid in capital account totaling approximately $11,700,000 is unavailable for dividends.

The Bank is subject to regulatory restrictions, which limit its ability to loan funds to Penns Woods Bancorp, Inc. At

December 31, 2004, the regulatory lending limit amounted to approximately $5,502,000.

Cash and Due from Banks

Included in cash and due from banks are reserves required by the district Federal Reserve Bank of $1,197,000 and $1,151,000 at December 31, 2004 and 2003. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

NOTE 18 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Estimated fair values have been determined by the Company using historical data and an estimation methodology suitable for each category of financial instruments. The estimated fair value of the Company’s investment securities is described in Note 1.

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

The estimated fair values of the Company’s financial instruments are as follows at December 31,:

	2004		2003
(In Thousands)	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE

Financial assets:
Cash and due from equivalents	$12,626	$12,626	$10,230	$10,230
Investment securities:
Available for sale	177,957	177,957	210,611	210,611
Held to maturity	558	561	686	701
Loans held for sale	4,624	4,624	4,803	4,803
Loans, net	321,167	331,350	272,759	287,310
Bank-owned life insurance	10,976	10,976	8,908	8,908
Regulatory stock	6,206	6,206	6,588	6,588
Accrued interest receivable	2,246	2,246	2,242	2,242

Financial liabilities:
Interest-bearing deposits	$282,786	$263,509	$269,443	$271,200
Noninterest-bearing deposits	74,050	74,050	64,875	64,875
Short-term borrowings	36,475	36,475	47,265	47,265
Long-term borrowings, FHLB	75,878	77,858	70,878	73,107
Accrued interest payable	850	850	836	836

Cash and Cash Equivalents, Loans Held for Sale, Regulatory Stock, Accrued Interest Receivable, Short-term Borrowings, and Accrued Interest Payable:

The fair value is equal to the carrying value.

Investment securities:

The fair value of investment securities available for sale and held to maturity is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

Loans:

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential real estate, construction real estate, and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is equal to the amount payable on demand as of December 31, 2004 and 2003. The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to extend credit, standby letters of credit, and financial guarantees written:

There is no material difference between the notional amount and the estimated fair value of off-balance sheet items at December 31, 2004 and 2003, respectively. The contractual amounts of unfunded commitments and letters of credit are presented in Note 15.

NOTE 19 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31,

(In Thousands)	2004	2003

ASSETS
Cash	$453	$369
Investment in subsidiaries:
Bank	56,743	54,133
Nonbank	15,980	15,307
Other assets	104	91

Total Assets	$73,280	$69,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$115	$131
Shareholders’ equity	73,165	69,769

Total liability and shareholders’ equity	$73,280	$69,900

CONDENSED STATEMENT OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2004	2003	2002

Operating income:
Dividends from subsidiaries	$6,440	$6,651	$4,878
Equity in undistributed net income of subsidiaries	4,833	4,649	4,121

Operating expenses:	(190)	(126)	(113)

Net income	$11,083	$11,174	$8,886

CONDENSED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2004	2003	2002

OPERATING ACTIVITIES
Net income	$11,083	$11,174	$8,886
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,833)	(4,649)	(4,121)
Other, net	(9)	(64)	(23)
Net cash provided by operating activities	6,241	6,461	4,742

INVESTING ACTIVITIES
Additional investment in subsidiaries	(271)	(1,039)	—

FINANCING ACTIVITIES
Dividends paid	(5,843)	(5,001)	(4,124)
Proceeds from exercise of stock options	194	87	113
Purchase/retirement of treasury stock	(237)	(620)	(401)
Net cash used for financing activities	(5,886)	(5,534)	(4,412)

NET INCREASE (DECREASE) IN CASH	84	(112)	330
CASH, BEGINNING OF YEAR	369	481	151
CASH, END OF YEAR	$453	$369	$481

NOTE 20 - CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, Except Per Share Data)

	FOR THE THREE MONTHS ENDED
2004	March 31,	June 30,	Sept. 30,	Dec. 31,

Interest income	$7,327	$7,532	$7,924	$8,164
Interest expense	2,124	2,142	2,229	2,273

Net interest income	5,203	5,390	5,695	5,891

Provision for loan losses	75	75	165	150
Non-interest income	1,492	1,467	1,548	1,266
Securities gains, net	545	583	407	641
Non-interest expenses	3,473	3,453	3,509	3,882

Income before income tax provision	3,692	3,912	3,976	3,766
Income tax provision	1,019	1,108	1,150	986

Net income	$2,673	$2,804	$2,826	$2,780

Earnings per share - basic	$0.80	$0.85	$0.85	$0.83

Earnings per share - diluted	$0.80	$0.85	$0.85	$0.83

(In Thousands, Except Per Share Data)

	FOR THE THREE MONTHS ENDED
2003	March 31,	June 30,	Sept. 30,	Dec. 31,

Interest income	$7,092	$7,251	$7,281	$7,608
Interest expense	2,386	2,395	2,327	2,157

Net interest income	4,706	4,856	4,954	5,451

Provision for loan losses	90	45	90	30
Non-interest income	1,182	1,195	1,325	1,273
Securities gains, net	101	1,750	1,247	381
Non-interest expenses	3,139	3,186	3,290	3,674

Income before income tax provision	2,760	4,570	4,146	3,401
Income tax provision	573	1,233	1,135	762

Net income	$2,187	$3,337	$3,011	$2,639

Earnings per share - basic	$0.72	$1.10	$1.00	$0.53

Earnings per share - diluted	$0.72	$1.10	$0.99	$0.54

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2004. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2004. There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As permitted by an applicable SEC order, management’s annual report on internal control over financial reporting, required by Item 308(a) of Regulations S-K, and the related attestation report of the independent registered accounting firm, required by Item 308(b) of Regulation S-K, will be filed by amendment to this form 10-K within the required filing period.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information appearing in the Proxy Statement under the captions “The Board of Directors and Its Committees,” “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” and “Principal Officers of the Corporation” are incorporated herein by reference. A copy of the Code of Ethics and Code of Conduct for the Company can be requested from Brian Knepp, Vice President of Finance, at 300 Market Street, Williamsport, PA 17701. A link with access to the Company’s SEC 10- K filings, annual reports, and quarterly filings can be found at www.jssb.com.

ITEM 11 EXECUTIVE COMPENSATION

Information appearing under the captions “Compensation of Directors,” “Executive Compensation,” “Options/SAR Grants,” “Aggregated Option/SAR Exercises in Last Fiscal Year” and “FY-End Option/SAR Values,” and “Executive Employment and Severance Agreements,” in the Proxy Statement is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercised of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,695	$40.24	—
Equity compensation plans not approved by security holders	—	—	—

Total	15,695	$40.24	—

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no material transactions between the Company and the Bank, nor any material transactions proposed, with any Director or Executive Officer of the Company and the Bank, or any associate of the foregoing persons. The Company and the Bank have had, and intend to continue to have, banking and financial transactions in the ordinary course of business with Directors and Officers of the Company and the Bank and their associates on comparable terms and with similar interest rates as those prevailing from time to time for other customers of the Company and the Bank. Total loans outstanding from the Bank at December 31, 2004 to the Company’s and the Bank’s Officers and Directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $11,674,000 or approximately 15.96% of the total equity capital of the Company. Loans to such persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features. See also the information appearing in footnote 13 to the Consolidated Financial Statements included elsewhere in the Annual Report.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in the Proxy Statement under the captions, “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Audit Committee Pre-Approval Policies and Procedures” (at page 8) is incorporated herein by reference.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(b) Exhibits:

(3) (i) Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, No. 333-65821).

(3) (ii) Bylaws of the Registrant as presently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4, No. 333-65821).

(10) (i) Employment Agreement, dated August, 1991, between Jersey Shore State Bank and Ronald A. Walko (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on form S-4, No. 333- 65821).*

(10) (ii) Employment Agreement, dated November 5, 1984, between Jersey Shore State Bank and Hubert A. Valencik (incorporated by reference to Exhibit (10)(iii) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

(10) (iii) Employee Severance Benefit Plan, dated May 30, 1996, for Ronald A. Walko (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on form S-4, No. 333-65821).*

(10) (iv) Employee Severance Benefit Plan, dated May 30, 1996, for Hubert A. Valencik (incorporated by reference to Exhibit (10)(v) of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).*

(10) (v) Penns Woods Bancorp, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on form S-4, No. 333-65821).*

(10) (vi) Amendment and Restatement of the Jersey Shore State Bank Director Deferred Fee Agreement, dated October 29, 2004, between Jersey Shore State Bank and Philip H. Bower.*

(10) (vii) Amendment and Restatement of the Jersey Shore State Bank Director Deferred Fee Agreement, dated October 29, 2004, between Jersey Shore State Bank and Lynn S. Bowes.*

(10) (viii) Amendment and Restatement of the Jersey Shore State Bank Director Deferred Fee Agreement, dated October 29, 2004, between Jersey Shore State Bank and Michael J. Casale.*

(10) (ix) Amendment and Restatement of the Jersey Shore State Bank Director Deferred Fee Agreement, dated October 29, 2004, between Jersey Shore State Bank and James M. Furey II.* dated October 29, 2004, between Jersey Shore State Bank and Jay H. McCormick.*

(10) (xi) Amendment and Restatement of the Jersey Shore State Bank Director Deferred Fee Agreement, dated October 29, 2004, between Jersey Shore State Bank and William H. Rockey.*

(10) (xii) Amendment and Restatement of the Jersey Shore State Bank Director Deferred Fee Agreement, dated October 29, 2004, between Jersey Shore State Bank and Ronald A. Walko.*

(21) Subsidiaries of the Registrant.

(23) Consent of Independent Certified Public Accountants.

(31) (i) Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer

(31) (ii) Rule 13a-14(a)/Rule 15d-14(a) Certification of Principle Accounting Officer

(32) (i) Section 1350 Certification of Chief Executive Officer

(32) (ii) Section 1350 Certification of Principle Accounting Officer

*Denotes compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 8, 2005	PENNS WOODS BANCORP, INC.

/s/ Ronald A. Walko
BY: RONALD A. WALKO President & Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Ronald A. Walko
Ronald A. Walko, President & Chief Executive Officer and Director	March 8, 2005

/s/ Brian L. Knepp
Brian L. Knepp, Principal Financial and Accounting Officer	March 8, 2005

/s/ Phillip H. Bower
Phillip H. Bower, Director	March 8, 2005

/s/ Lynn S. Bowes
Lynn S. Bowes, Director	March 8, 2005

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 8, 2005

/s/ H. Thomas Davis, Jr.
H. Thomas Davis, Jr., Director	March 8, 2005

/s/ James M. Furey, II
James M. Furey II, Director	March 8, 2005

/s/ Jay H. McCormick
Jay H. McCormick, Director	March 8, 2005

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Director	March 8, 2005

/s/ James E. Plummer
James E. Plummer, Director	March 8, 2005

/s/ William H. Rockey, Sr.
William H. Rockey, Sr. Vice President & Director	March 8, 2005