Form 10-K/A
period 2004-12-31
PENNS WOODS BANCORP INC
filed 2005-04-28
CIK 716605

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Penns Woods Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2005 (the “Original Filing”), in accordance with the SEC’s Exemptive Order # 34-50754, to:

•      amend and restate Item 9A to include Management’s Report on Internal Control over Financial Reporting and the report of the Company’s independent registered public accounting firm on management’s assessment and the effectiveness of internal control over financial reporting, and

•      to include a revised Consent of Independent Registered Public Accounting Firm required as a result of the amendment discussed above.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Amendment No. 1 on Form 10-K/A, the Company is filing updated Exhibits 31(iii) and 31(iv).

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

Management’s Report on Internal Control Over Financial Reporting

We, as management of Penns Woods Bancorp, Inc., are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with U. S. generally accepted accounting principles.  Management assessed the Company’s system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concludes that, as of December 31, 2004, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.”  S. R. Snodgrass, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Penns Woods Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that Penns Woods Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Penns Woods Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Penns Woods Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Penns Woods Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 11, 2005, expressed an unqualified opinion.

/s/ S.R. Snodgrass, A.C.

Wexford, Pennsylvania
April 1, 2005

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit

23 (ii)	Consent of Independent Registered Public Accounting Firm
31 (iii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
31 (iv)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Vice President of Finance

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNS WOODS BANCORP, INC.

Dated: April 28, 2005

	By:	/s/ Brian L. Knepp
Brian L. Knepp
Vice President of Finance

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

23 (ii)	Consent of Independent Registered Public Accounting Firm
31 (iii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
31 (iv)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Vice President of Finance