Form 10-Q
period 2005-03-31
PENNS WOODS BANCORP INC
filed 2005-05-10
CIK 716605

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒     Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2005,

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

YES  ☒          NO  ☐

On April 25, 2005 there were 3,321,869 of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In Thousands, Except Share Data)	March 31, 2005	December 31, 2004

ASSETS:
Cash and noninterest-bearing balances in other financial institutions	$17,314	$12,602
Interest-bearing deposits in other financial institutions	30	24
Total cash and cash equivalents	17,344	12,626

Investment securities, available for sale, at fair value	178,071	184,163
Investment securities held to maturity (fair value of $307 and $561)	309	558
Loans held for sale	2,575	4,624
Loans, net of unearned discount of $1,060 and $1,096	323,140	324,505
Allowance for loan and lease losses	(3,399)	(3,338)
Loans, net	319,741	321,167

Premises and equipment, net	5,588	4,882
Accrued interest receivable	2,208	2,246
Bank-owned life insurance	11,070	10,976
Goodwill	3,032	3,032
Other assets	4,055	2,429
TOTAL ASSETS	$543,993	$546,703

LIABILITIES:
Interest-bearing deposits	$281,593	$282,786
Noninterest-bearing deposits	72,708	74,050
Total deposits	354,301	356,836

Short-term borrowings	37,262	36,475
Long-term borrowings, Federal Home Loan Bank	74,478	75,878
Accrued interest payable	862	850
Other liabilities	5,179	3,499
TOTAL LIABILITIES	472,082	473,538

SHAREHOLDERS’ EQUITY:
Common stock par value $10.00, 10,000,000 shares authorized; 3,332,179 and 3,331,837 shares issued	33,322	33,318
Additional paid-in capital	17,707	17,700
Retained earnings	19,481	18,262
Accumulated other comprehensive gain	1,847	4,331
Less: Treasury stock at cost, 10,310 shares	(446)	(446)
TOTAL SHAREHOLDERS’ EQUITY	71,911	73,165
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$543,993	$546,703

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2005	2004

INTEREST AND DIVIDEND INCOME:
Loans including fees	$5,500	$4,891
Investment securities:
Taxable	1,264	1,803
Tax-exempt	589	391
Dividend	298	242
TOTAL INTEREST AND DIVIDEND INCOME	7,651	7,327

INTEREST EXPENSE:
Deposits	1,194	1,135
Short-term borrowings	202	137
Long-term borrowings	853	852
TOTAL INTEREST EXPENSE	2,249	2,124

NET INTEREST INCOME	5,402	5,203

PROVISION FOR LOAN LOSSES	180	75

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,222	5,128

NON-INTEREST INCOME:
Service charges	455	476
Securities gains, net	611	545
Bank-owned life insurance	94	90
Insurance commissions	643	614
Other income	314	312
TOTAL NON-INTEREST INCOME	2,117	2,037

NON-INTEREST EXPENSES:
Salaries and employee benefits	2,020	1,979
Occupancy expense, net	291	243
Furniture and equipment expense	221	265
Advertising expense	94	94
Pennsylvania shares tax expense	139	116
Other operating expenses	856	776
TOTAL NON-INTEREST EXPENSES	3,621	3,473

INCOME BEFORE INCOME TAX PROVISION	3,718	3,692
INCOME TAX PROVISION	1,003	1,019
NET INCOME	$2,715	$2,673

EARNINGS PER SHARE - BASIC	$0.82	$0.80
EARNINGS PER SHARE - DILUTED	$0.82	$0.80
DIVIDENDS PER SHARE	$0.45	$0.35

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC	3,311,272	3,321,853
WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED	3,313,422	3,325,395

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In Thousands Except Per Share Data)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, December 31, 2004	3,331,837	$33,318	$17,700	$18,262	$4,331	$(446)	$73,165

Net income				2,715			2,715
Dividends declared, $0.45				(1,496)			(1,496)
Net change in unrealized gain on investments available for sale, net of tax benefit of $1,280					(2,484)		(2,484)
Stock options exercised	342	4	7				11
Balance, March 31, 2005	3,332,179	$33,322	$17,707	$19,481	$1,847	$(446)	$71,911

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2005	2004

Net Income	$2,715	$2,673
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	(3,155)	737
Less: Reclassification adjustment for gain included in net income	611	545
Other comprehensive income (loss) before tax	(3,766)	192
Income tax expense (benefit) related to other comprehensive income (loss)	(1,280)	65
Other comprehensive income (loss), net of tax	(2,486)	127
Comprehensive income	$229	$2,800

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2005	2004

OPERATING ACTIVITIES:
Net Income	$2,715	$2,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	143	158
Provision for loan losses	180	75
Accretion and amortization of investment security discounts and premiums	(105)	3
Securities gains, net	(611)	(545)
Originations of loans held for sale	(4,838)	(2,056)
Proceeds of loans held for sale	6,887	3,165
Earnings on bank-owned life insurance	(94)	(90)
Other, net	1,010	1,572
Net cash provided by operating activities	5,287	4,955
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	63,594	35,792
Proceeds from calls and maturities	3,517	5,364
Purchases	(64,153)	(36,890)
Investment securities held to maturity:
Proceeds from calls and maturities	249	1
Purchases	—	(14)
Net decrease (increase) in loans	1,169	(2,804)
Acquisition of bank premises and equipment	(849)	(108)
Proceeds from the sale of foreclosed assets	28	134
Proceeds from redemption of regulatory stock	1,286	1,718
Purchases of regulatory stock	(777)	(1,252)
Net cash provided by investing activities	4,064	1,941
FINANCING ACTIVITIES:
Net (decrease) increase in interest-bearing deposits	(1,193)	9,073
Net decrease in noninterest-bearing deposits	(1,342)	(1,154)
Proceeds of long-term borrowings	—	5,000
Repayment of long-term borrowings	(1,400)	—
Net increase (decrease) in short-term borrowings	787	(16,671)
Dividends paid	(1,496)	(1,163)
Stock options exercised	11	31
Purchase of treasury stock	—	(130)
Net cash provided used in financing activities	(4,633)	(5,014)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,718	1,882
CASH AND CASH EQUIVALENTS, BEGINNING	12,626	10,230
CASH AND CASH EQUIVALENTS, ENDING	$17,344	$12,112

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$2,237	$2,131
Transfer of loans to foreclosed assets	$77	$39

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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for the fair presentation of results for such periods.  All of those adjustments are of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with financial statements and notes thereto contained in the Company’s annual report for the year ended December 31, 2004.

Recent Accounting Pronouncements

In April, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R).  The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued.  FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In December 2004, FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE 2. Per Share Data

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive per share computation.  There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share, therefore, net income as presented on the consolidated statement of income will be used as the numerator.

	Three Months Ended March 31,
	2005	2004

Weighted average common shares outstanding	3,321,582	3,327,315

Average treasury stock shares	(10,310)	(5,462)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,311,272	3,321,853

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	2,150	3,542

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,313,422	3,325,395

Options to purchase 8,410 shares of common stock at the price of $48.35 were outstanding during the three months ended March 31, 2005 and 10,890 shares of common stock at the price of $48.35 were outstanding for the three months ended March 31, 2004, but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of the end of the quarter.

Note 3.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the 2004 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plans for the three months ended March 31, 2005 and 2004,  respectively.

	2005	2004

Service cost	$127	$113
Interest cost	112	106
Expected return on plan assets	(95)	(84)
Amortization of transition obligation	(1)	(1)
Amortization of prior service cost	6	6
Amortization of net (gain) loss	16	14
Net periodic cost	$165	$154

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2004 Annual Report on Form 10-K that it expected to contribute $575,000 to its defined benefit plan in 2005.  As of March 31, 2005, contributions of $206,000 have been made.  The Company presently anticipates contributing an additional $369,000 to fund its pension plan in 2005 for a total of $575,000.

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

Financial instruments whose contract amounts represent credit risk are as follows:

	March 31,
	2005	2004
Commitments to extend credit	$41,361	$48,822
Standby letters of credit	1,705	816

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2005 and 2004

Summary Results

Net income for the three months ended March 31, 2005 was $2,715,000 compared to $2,673,000 for the same period of 2004.  Basic and diluted earnings per share for the three months ended March 31, 2005 were $0.82 as compared to $0.80 for the three months ended March 31, 2004.  Return on average assets and return on average equity were 2.01% and 14.56% for the three months ended March 31, 2005 as compared to 2.04% and 14.99% for the corresponding period of 2004.  Net income from core operations for the three months ended March 31, 2005, excluding after-tax securities gains of $403,000, remained stable at $2,312,000. (Management uses the non-GAAP measure of net income from core operations in its analysis of the Company’s performance.  This measure, as used by the Company, adjusts net income significant gains or losses that are unusual in nature.  Because certain of these items and their impact on the Company’s performance are difficult to predict, management believes the presentation of financial measures excluding the impact of such items provides useful supplemental information in evaluating the operating results of the Company’s core businesses.  These disclosures should not be viewed as a substitute for net income determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.)

Interest Income

During the first quarter of 2005, interest and dividend income was $7,651,000, an increase of $324,000 over the same quarter in 2004.  The increase in total interest income was primarily the result of a change in the mix of earning assets from March 31, 2004 to March 31,2005.  Over this time frame cash flows from the investment portfolio have been reinvested into the higher yielding loan portfolio, principally commercial products.  The shift in earning assets increased loan interest and fee income by $609,000 while decreasing interest and dividend income on investment securities by $285,000.  The decrease in taxable investment security interest income was also the effect of a portfolio reallocation from the taxable investment portfolio to tax-free municipal bonds.  This shift within the investment securities portfolio was undertaken to ladder cash flows, maintain the interest margin, and to invest at the community level.  The increase in dividends received is the result of an increase in the level of dividends from the Federal Home Loan Bank of Pittsburgh coupled with an emphasis on purchasing stocks consistently having an above average dividend yield.

Interest income composition for the three months ended March 31, 2005 and 2004 is as follows:

	For The Three Months Ended
	March 31, 2005		March 31, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Loans including fees	$5,500	71.9%	$4,891	66.8%	$609	12.5%
Investment securities:
Taxable	1,264	16.5	1,803	24.6	(539)	(29.9)
Tax-exempt	589	7.7	391	5.3	198	50.6
Dividend	298	3.9	242	3.3	56	23.1
Total interest income	$7,651	100.0%	$7,327	100.0%	$324	4.4%

Interest Expense

Interest expense during the first quarter of 2005 increased $125,000 to $2,249,000 from $2,124,000 for the first quarter of 2004.  The increased expense associated with deposits is the result of both rate and volume increases from the first quarter of 2004 to the corresponding period of 2005.  During this time frame an emphasis was placed on building and retaining strong customer relationships by providing needed deposit products at a competitive rate.  This emphasis along with the current rising rate environment led to both the rate and volume increases that occurred from period to period.  Short-term borrowing costs also increased do to the 175 basis point increase in the Fed Funds rate over the past year.  This increase affected the rate paid on FHLB overnight borrowings, FHLB short-term borrowings, and the rate paid to cash management customers.  Long-term FHLB borrowing expense remained constant as there were no new long-term borrowings and a maturity of $1,400,000 at a rate of 2.02% at the end of the quarter.

Interest expense composition for the three months ended March 31, 2005 and 2004 is as follows:

	For The Three Months Ended
	March 31, 2005		March 31, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Deposits	$1,194	53.1%	$1,135	53.4%	$59	5.2%
Short-term borrowings	202	9.0	137	6.5	65	47.4
Long-term borrowings	853	37.9	852	40.1	1	0.1
Total interest expense	$2,249	100.0%	$2,124	100.0%	$125	5.9%

Net Interest Margin

The net interest margin (NIM) for the three months ended March 31, 2005 was 4.58% as compared to 4.48% for the corresponding period of 2004.  The increase in the NIM was the result of the yield on earning assets increasing 14 basis points (bp) to 6.39% for the three months ended March 31, 2005 as compared to 2004 offset by a 9 bp increase in interest bearing liabilities over the same period.  The increase in the yield on earning assets is attributable to a change in the mix of earning assets.  Over the time periods being compared, total average loans increased $47,759,000, while the lower yielding investment securities portfolio average balance decreased $31,228,000.  In addition, within the investment portfolio, average tax-exempt investment securities accounted for 27.3% of the portfolio for the three months ended March 31, 2005 as compared to 14.9% during the comparable period of 2004.  The NIM impact of the earning asset mix improvements and volume increase in total loans were reduced by rate increases on interest bearing liabilities.  The rates paid on deposit accounts remained relatively constant at 1.72% as compared to 1.68% for the 2004 period.  Short-term borrowings, the majority of which is Federal Home Loan Bank (FHLB) advances, incurred a rate increase of 83 bp to 2.25% for the three months ended March 31, 2005.  The increase in the FHLB rate can be associated with the increase in prime rate from 4.00% during the three months ended March 31, 2004 to 5.75% at March 31, 2005.

Following is a schedule of average balances and associated yields for the three month periods ended March 31, 2005 and 2004:

AVERAGE BALANCES AND INTEREST RATES

	3/31/2005			3/31/2004

Tax-exempt loans(4)	$1,421	$21	6.05%	$1,446	$21	5.95%
All other loans	325,426	5,486	6.84%	277,642	4,877	7.12%
Total loans(1),(3)	326,847	5,507	6.83%	279,088	4,898	7.12%

US Treasury	101,738	1,235	4.86%	150,007	1,768	4.71%
State & Political(4)	48,279	892	7.39%	30,910	592	7.67%
Other	26,546	326	4.91%	26,874	276	4.11%
Total securities	176,563	2,453	5.56%	207,791	2,636	5.08%

Total interest-earning assets	503,410	7,961	6.39%	486,879	7,535	6.25%

Other assets	37,715			37,540

Total assets	$541,125			$524,419

Savings	$66,930	131	0.79%	$68,108	140	0.83%
Super Now deposits	53,505	107	0.81%	42,867	54	0.51%
Money market deposits	32,560	91	1.13%	35,439	97	1.11%
Time deposits	128,968	865	2.72%	127,957	844	2.68%
Total Deposits	281,963	1,194	1.72%	274,371	1,135	1.68%

Short-term borrowings	36,398	202	2.25%	39,050	137	1.42%
Other borrowings	75,754	853	4.57%	74,449	852	4.64%
Total interest bearing liabilities	394,115	$2,249	2.31%	387,870	$2,124	2.22%

Demand deposits	68,205			60,165
Other liabilities	4,200			5,050
Shareholders’ equity	74,605			71,334

	$541,125			$524,419
Interest rate spread			4.07%			4.03%
Net interest income/margin		$5,712	4.57%		$5,411	4.48%

(1).  Information on this table has been calculated using average daily balance sheets to obtain average balances.

(2).  Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(3).  Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate.

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended March 31, 2005 and 2004.

	For the Three Months Ended March 31,
	2005	2004

Total interest income	$7,651	$7,327
Total interest expense	2,249	2,124

Net interest income	$5,402	$5,203
Tax equivalent adjustment	310	208

Net interest income (fully taxable equivalent)	$5,712	$5,411

The following table sets forth the respective impact that both volume and rate changes have had on net interest income and the net interest margin for the three month periods ended March 31, 2005 and 2004:

	For the Three Months Ended March 31,
	2005 vs 2004 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans	$810	$(201)	$609
Taxable investment securities	(588)	105	(483)
Tax-exempt investment securities	322	(22)	300
Total interest-earning assets	544	(118)	426

Interest expenses:
Savings deposits	(2)	(7)	(9)
Super Now deposits	8	45	53
Money Market deposits	(8)	2	(6)
Time deposits	7	14	21
Short-term borrowings	(10)	75	65
Long-term borrowings	15	(14)	1
Total interest-bearing liabilities	10	115	125

Change in net interest income	$534	$(233)	$301

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2005, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $3,338,000 at December 31, 2004 to $3,399,000 at March 31, 2005.  At March 31, 2005, the allowance for loan losses was 1.04% of total loans compared to 1.01% of total loans at December 31, 2004.  Management’s conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date.

The provision for loan losses totaled $180,000 for the three months ended March 31, 2005 as compared to $75,000 the same period in 2004.  The increase of $105,000 was the result of gross loan growth of $45,711,000, primarily in the commercial category, from March 2004 to March 2005.

An overall decrease of $382,000 was experienced in non-performing loans from December 31, 2004 to $1,343,000 on March 31, 2005 as a result of a 41% decrease of non-performing loans secured by 1-4 family residential properties.

Based upon this analysis, as well as the others noted above, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in its loan portfolio.

Non-interest Income

Total non-interest income for the quarter ended March 31, 2005 compared to the same period in 2004 increased $80,000.  Excluding net security gains, the increase from period to period was $14,000.  Insurance commissions increased as the Comprehensive Financial Group (d/b/a M Group) continued to gather new and build upon current relationships.  In addition, The M Group continues to add sales representatives to better cover and expand their foot print.  The decrease in service charge on deposit accounts is primarily the result of a decrease in insufficient fund charges.

Non-interest income composition for the three months ended March 31, 2005 and 2004 is as follows:

	For The Three Months Ended
	March 31, 2005		March 31, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Service charge on deposit accounts	$455	21.5%	$476	23.4%	$(21)	(4.4)%
Net security gains	611	28.9	545	26.8	66	12.1
Bank owned life insurance	94	4.4	90	4.4	4	4.4
Insurance commissions	643	30.4	614	30.1	29	4.7
Other income	314	14.8	312	15.3	2	0.6
Total non-interest income	$2,117	100.0%	$2,037	100.0%	$80	3.9%

Non-interest Expenses

Total non-interest expenses increased $148,000 from the quarter ended March 31, 2004 as compared to the same period of 2005.  The increase in salaries and employee benefits was attributable to standard cost of living salary increases for employees.  Occupancy expenses increased do to increased utility costs, property taxes, and depreciation.  Other expenses increased primarily do to normal increases in business expenses and nonrecurring consultant fees related to employee recruitment. The decrease in furniture and equipment expenses was the result of decreased depreciation.

Non-interest expense composition for the three months ended March 31, 2005 and 2004 is as follows:

	For The Three Months Ended
	March 31, 2005		March 31, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Salaries and employee benefits	$2,020	55.9%	$1,979	57.1%	$41	2.1%
Occupancy expense, net	291	8.0	243	7.0	48	19.8
Furniture and equipment expenses	221	6.1	265	7.6	(44)	(16.6)
Advertising expense	94	2.6	94	2.7	—	—
Pennsylvania shares tax	139	3.8	116	3.3	23	19.8
Other expense	856	23.6	776	22.3	80	10.3
Total non-interest expense	$3,621	100.0%	$3,473	100.0%	$148	4.3%

Provision for Income Taxes

Income taxes decreased $16,000 for the quarter ended March 31, 2005 compared to the same period of 2004.  The effective tax rates for the quarter ended March 31, 2005 and 2004 were

27.0% and 27.6%, respectively.  This decreasing effective tax rate is consistent with management’s repositioning of the investment portfolio from taxable investment securities to tax-exempt investment securities.

ASSET/LIABILITY MANAGEMENT

Cash

Cash and due from other financial institutions increased $4,718,000 from $12,626,000 at December 31, 2004.  The increase was the result of an increase in the cash letter (items in process of clearing between the bank and other financial institutions).

Loans

Total gross loans decreased $1,365,000 to $323,140,000 at March 31, 2005 from December 31, 2004.  The decrease is the result of residential and commercial real estate mortgages each declining approximately $2,000,000 and an increase of real estate construction loans of $2,522,000.

The allocation of the loan portfolio, by category, as of March 31, 2005 and December 31, 2004 are presented below:

(In Thousands)	March 31 2005	December 31 2004
Commercial and agricultural	$30,154	$30,103
Real estate mortgage:
Residential	145,479	147,461
Commercial	121,721	123,757
Construction	10,887	8,365
Installment loans to individuals	15,959	15,915
Subtotal	324,200	325,601
Less: Net deferred loan fees	1,060	1,096
Gross loans	$323,140	$324,505

Investments

Total investment securities decreased $6,341,000 as the principal cash flows from the portfolio at the end of March 2005 were not immediately reinvested as investment alternatives for the current rising rate environment were discussed.  Since December 31, 2004, tax-exempt bond holdings have increased as the portfolio is managed to maintain tax equivalent yield and liquidity, reduce the overall corporate effective tax rate, and to invest in communities across the Commonwealth of Pennsylvania and the country.

During the three months ended March 31, 2005, $611,000 in net security gains were recognized from the $6,563,000 in net unrealized gains at December 31, 2004 for the entire investment portfolio.  The bond portfolio incurred a net realized loss of $7,000 as the portfolio was shifted slightly in light of the current rising rate environment.  The equity portfolio had recognized gains of $618,000 during the three months ended March 31, 2005.  The gains were the result of management’s intention to diversify, increase dividend yield, or to reduce ownership in companies that management felt had reached their full potential.

The amortized cost of investment securities and their approximate fair values are as follows:

	March 31, 2005
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale (AFS)
U.S. Government and agency securities	$96,971	$85	$(2,036)	$95,020
State and political securities	52,452	1,163	(347)	53,268
Other debt securities	1,302	22	(52)	1,272
Total debt securities	150,725	1,270	(2,435)	149,560
Equity securities	24,547	4,244	(280)	28,511
Total Investment Securities AFS	$175,272	$5,514	$(2,715)	$178,071

Held to Maturity (HTM)
U.S. Government and agency securities	$31	$—	$—	$31
Other debt securities	278	—	(2)	276
Total Investment Securities HTM	$309	$—	$(2)	$307

	December 31, 2004
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale (AFS)
U.S. Government and agency securities	$104,248	$207	$(430)	$104,025
State and political securities	46,829	766	(527)	47,068
Other debt securities	1,302	47	(7)	1,342
Total debt securities	152,379	1,020	(964)	152,435
Equity securities	25,221	6,579	(72)	31,728
Total Investment Securities AFS	$177,600	$7,599	$(1,036)	$184,163

Held to Maturity (HTM)
U.S. Government and agency securities	$32	$—	$—	$32
State and political securities	248	3	—	251
Other debt securities	278	—	—	278
Total Investment Securities HTM	$558	$3	$—	$561

Deposits

At March 31, 2005, total deposits were $354,301,000, a decrease of $2,535,000 from December 31, 2004.  Non time deposits decreased $6,499,000 from December 31, 2004 with half of the decrease occurring in the NOW account category.  The increase in time deposits of $3,964,000 is the result of an emphasis to obtain fixed rate customer funding, with a maturity of two to four years, ahead of future rate increases.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2005		December 31, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Demand deposits	$72,708	20.5%	$74,050	20.8%	$(1,342)	(1.8)%
NOW Accounts	51,831	14.6	55,211	15.5	(3,380)	(6.1)
Insured MMDA	31,310	8.8	32,377	9.1	(1,067)	(3.3)
Savings deposits	69,097	19.5	69,807	19.6	(710)	(1.0)
Time deposits	129,355	36.6	125,391	35.0	3,964	3.2
Total deposits	$354,301	100.0%	$356,836	100.0%	$(2,535)	(0.7)%

Borrowed Funds

Total borrowed funds decreased slightly to $111,740,000 at March 31, 2005 as compared to December 31, 2004.  The decrease of $613,000 was the result of long term borrowings decreasing $1,400,000, due to maturity, offset by an increase in short-term FHLB borrowings.   Short-term borrowings are being utilized to supplement deposits in the day to day funding of the loan portfolio and normal operations.

(In Thousands)	March 31 2005	December 31 2004

Short-term borrowings:
FHLB repurchase agreements	$23,740	$22,630
Securities sold under agreement to repurchase	13,522	13,845
Total short-term borrowings	37,262	36,475

Long-term borrowings, FHLB	74,478	75,878
Total borrowed funds	$111,740	$112,353

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

Total risk-based, Tier I risked-based and Tier I leverage capital ratios must be at least 10%, 6%, and 5%, respectively.

Capital ratios as of March 31, 2005 and 2004 were as follows:

	2005		2004
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$72,991	22.0%	$68,069	23.3%
For Capital Adequacy Purposes	26,523	8.0	23,385	8.0
To Be Well Capitalized	33,154	10.0	29,232	10.0

Tier I Capital
(to Risk-weighted Assets)

Actual	$67,809	20.5%	$61,981	21.2%
For Capital Adequacy Purposes	13,261	4.0	11,693	4.0
To Be Well Capitalized	19,892	6.0	17,539	6.0

Tier I Capital
(to Average Assets)

Actual	$67,809	12.8%	$61,981	12.1%
For Capital Adequacy Purposes	21,231	4.0	20,482	4.0
To Be Well Capitalized	26,538	5.0	27,153	5.0

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

The Bank, like other financial institutions, must have sufficient funds available to meet its liquidity needs for deposit withdrawals, loan commitments, and expenses.   In order to control cash flow, the Bank estimates future flows of cash from deposits, loan payments, and investment security payments.  The primary sources of funds are deposits, principal and interest payments on loans and investment securities, as well as Federal Home Loan Bank borrowings.  Funds generated are used principally to fund loans and purchase investment securities.  Management believes the Company has adequate resources to meet its normal funding requirements.

Management monitors the Company’s liquidity on both a long and short-term basis, thereby providing management necessary information to react to current balance sheet trends.  Cash flow needs are assessed and sources of funds are determined.  Funding strategies consider both customer needs and economical cost.  Both short and long-term funding needs are addressed by maturities and sales of available for sale investment securities, loan repayments and maturities, and liquidating money market investments such as federal funds sold.  The use of these resources, in conjunction with access to credit provides core ingredients to satisfy depositor, borrower, and creditor needs.

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the Federal Home Loan Bank of $237,657,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $10,500,000. Management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  Federal Home Loan Bank advances totaled $98,218,000 as of March 31, 2005.

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

There have been no substantial changes in the Company’s GAP analyses or simulation analyses compared to the information provided in the Company’s Form 10-K for the period ended December 31, 2004.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk for the Company is comprised primarily from interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s GAP analyses or simulation analyses compared to the information provided in the Company’s SEC 10-K for the period ended December 31, 2004.  Additional information and details are provided in the Liquidity and Interest Rate Sensitivity section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced a repurchase program on August 10, 2000 which was approved by the Board of Directors on August 8, 2000 for the repurchase of 171,600 shares which will expire on August 8, 2005.  There were no repurchases of the Company’s common stock during the quarter ended March 31, 2005.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

(3) (i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, No. 333-65821).
(3) (ii)	Bylaws of the Registrant as presently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4, No. 333-65821).
(31) (i)	Rule 13a-14(a) Certification of Chief Executive Officer
(31) (ii)	Rule 13a-14(a) Certification of Principal Accounting Officer
(32) (i)	Certification of Chief Executive Officer Section 1350
(32) (ii)	Certification of Principal Accounting Officer Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date: May 10, 2005	/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer

Date: May 10, 2005	/s/ Brian L. Knepp
Brian L. Knepp, Vice President of Finance

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Accounting Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Principal Accounting Officer