Form 10-Q
period 2005-06-30
PENNS WOODS BANCORP INC
filed 2005-08-09
CIK 716605

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2005,

☐	Transition report pursuant to Section 13 or 15 (d) of the Exchange Act for the Transition Period from to .

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

YES ☒                                                           NO ☐

On July 20, 2005 there were 3,322,089 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

Page Number

Part I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet (unaudited) as of June 30, 2005 and December 31, 2004

3

Consolidated Statement of Income (unaudited) for the Three and Six Months ended June 30, 2005 and 2004	4

Consolidated Statement of Comprehensive Income (unaudited) For the Three and Six Months ended June 30, 2005 and 2004	6

Consolidated Statement of Changes in Shareholders’ Equity (unaudited) for the Three and Six Months ended June 30, 2005 and 2004	5

Consolidated Statement of Cash Flows (unaudited) for the Three and Six Months ended June 30, 2005 and 2004	7

Notes to Consolidated Financial Statements (unaudited)	8-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

13-28

Item 3. Quantitative and Qualitative Disclosures About Market Risk

28

Item 4. Controls and Procedures

28

Part II Other Information

29

Item 1. Legal Proceedings	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	29
Signatures	31
Exhibit Index and Exhibits	32

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share Data)	2005	2004

ASSETS:
Noninterest-bearing balances	$16,945	$12,602
Interest-bearing deposits in other financial institutions	25	24
Total cash and cash equivalents	16,970	12,626

Investment securities, available for sale, at fair value	203,400	184,163
Investment securities held to maturity (fair value of $286 and $561)	268	558
Loans held for sale	4,073	4,624
Loans, net of unearned discount of $1,055 and $1,096	327,870	324,505
Less: Allowance for loan and lease losses	3,492	3,338
Loans, net	331,362	327,843

Premises and equipment, net	5,851	4,882
Accrued interest receivable	2,342	2,246
Bank-owned life insurance	11,163	10,976
Goodwill	3,032	3,032
Other assets	2,116	2,429
TOTAL ASSETS	$580,577	$553,379

LIABILITIES:
Interest-bearing deposits	$310,187	$282,786
Noninterest-bearing deposits	72,087	74,050
Total deposits	382,274	356,836

Short-term borrowings	21,245	36,475
Long-term borrowings, Federal Home Loan Bank(FHLB)	84,478	75,878
Accrued interest payable	1,050	850
Other liabilities	8,751	3,499
TOTAL LIABILITIES	497,798	473,538

SHAREHOLDERS’ EQUITY:
Common stock, par value $10.00, 10,000,000 shares authorized; 3,332,399 and 3,331,837 shares issued	33,324	33,318
Additional paid-in capital	17,711	17,700
Retained earnings	20,714	18,262
Accumulated other comprehensive gain	4,492	4,331
Less: Treasury stock at cost, 10,310 shares	(446)	(446)
TOTAL SHAREHOLDERS’ EQUITY	75,795	73,165
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$573,593	$546,703

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2005	2004	2005	2004

INTEREST AND DIVIDEND INCOME:
Loans including fees	$5,671	$5,137	$11,171	$10,028
Investment Securities:
Taxable	1,214	1,782	2,478	3,580
Tax-exempt	688	320	1,277	711
Dividend	297	293	595	540
TOTAL INTEREST AND DIVIDEND INCOME	7,870	7,532	15,521	14,859

INTEREST EXPENSE:
Deposits	1,420	1,182	2,614	2,317
Short-term borrowings	144	99	346	236
Long-term borrowings	893	861	1,746	1,713
TOTAL INTEREST EXPENSE	2,457	2,142	4,706	4,266

NET INTEREST INCOME	5,413	5,390	10,815	10,593

PROVISION FOR LOAN LOSSES	180	75	360	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,233	5,315	10,455	10,443

NON-INTEREST INCOME:
Service charges	536	522	991	998
Securities gains, net	687	583	1,298	1,128
Bank-owned life insurance	93	90	187	180
Insurance commissions	652	545	1,295	1,159
Other operating income	329	310	643	622
TOTAL NON-INTEREST INCOME	2,297	2,050	4,414	4,087

NON-INTEREST EXPENSES:
Salaries and employee benefits	2,173	1,886	4,193	3,865
Occupancy expense, net	286	230	577	473
Furniture and equipment expense	234	230	455	495
Pennsylvania shares tax expense	140	130	279	246
Other operating expenses	1,054	977	2,004	1,847
TOTAL NON-INTEREST EXPENSES	3,887	3,453	7,508	6,926

INCOME BEFORE INCOME TAX PROVISION	3,643	3,912	7,361	7,604
INCOME TAX PROVISION	883	1,108	1,886	2,127
NET INCOME	$2,760	$2,804	$5,475	$5,477

EARNINGS PER SHARE - BASIC	$0.83	$0.85	$1.65	$1.65

EARNINGS PER SHARE - DILUTED	$0.83	$0.85	$1.65	$1.65

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC	3,311,657	3,319,445	3,311,464	3,320,649

WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED	3,313,546	3,322,730	3,313,483	3,324,063

DIVIDNEDS PER SHARE	$0.46	$0.35	$0.91	$0.70

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE	TREASURY	TOTAL SHAREHOLDERS’
(In Thousands Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY
Balance, December 31, 2004	3,331,837	$33,318	$17,700	$18,262	$4,331	$(446)	$73,165

Net income				5,475			5,475
Dividends declared, $0.91				(3,023)			(3,023)
Unrealized gain on available for sale securities, net of reclassification adjustments and tax of $83					161		161
Stock options exercised	562	6	11				17
Balance, June 30, 2005	3,332,399	$33,324	$17,711	$20,714	$4,492	$(446)	$75,795

See accompanying notes to the unaudited consolidated financial statements.

	COMMON STOCK		ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE	TREASURY	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY
Balance, December 31, 2003	3,326,560	$33,265	$17,559	$13,022	$6,132	$(209)	$69,769

Net income for the six months ended June 30, 2004				5,477			5,477
Dividends declared, $0.70				(2,324)			(2,324)
Treasury Stock acquired (3,000 shares)						(130)	(130)
Net change in unrealized gain on investments available for sale, net of tax benefit of $2,362					(4,586)		(4,586)
Stock options exercised	897	9	22				31
Balance, June 30, 2004	3,327,457	$33,274	$17,581	$16,175	$1,546	$(339)	$68,237

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,
(In Thousands)	2005	2004

Net Income	$2,760	$2,804
Other comprehensive income:
Net unrealized gains (losses) on available for sale securities	4,695	(6,558)
Less: Reclassification adjustment for gain included in net income	687	583
Other comprehensive income (loss) before tax	4,008	(7,141)
Income tax expense (benefit) related to other comprehensive income (loss)	1,363	(2,428)
Other comprehensive income (loss), net of tax	2,645	(4,713)
Comprehensive income (loss)	$5,405	$(1,909)

	Six Months Ended June 30,
(In Thousands)	2005	2004

Net Income	$5,475	$5,477
Other comprehensive income:
Net unrealized gains (losses) on available for sale securities	1,542	(5,820)
Less: Reclassification adjustment for gain included in net income	1,298	1,128
Other comprehensive income (loss) before tax	244	(6,948)
Income tax expense (benefit) related to other comprehensive income (loss)	83	(2,362)
Other comprehensive income (loss), net of tax	161	(4,586)
Comprehensive income	$5,636	$891

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2005	2004

OPERATING ACTIVITIES:
Net Income	$5,475	$5,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	271	291
Provision for loan losses	360	150
Accretion and amortization of investment security discounts and premiums	(202)	15
Securities gains, net	(1,298)	(1,128)
Originations of loans held for sale	(4,942)	(15,624)
Proceeds of loans held for sale	5,493	15,269
Earnings on bank-owned life insurance	(187)	(180)
Pension	307	327
Other, net	239	333
Net cash provided by operating activities	5,516	4,930
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	88,475	83,273
Proceeds from calls and maturities	7,132	15,826
Purchases	(109,007)	(94,407)
Investment securities held to maturity:
Proceeds from calls and maturities	325	42
Purchases	(35)	(14)
Net increase in loans	(3,697)	(25,042)
Acquisition of bank premises and equipment	(1,240)	(359)
Proceeds from the sale of foreclosed assets	67	144
Proceeds from redemption of regulatory stock	2,692	2,100
Purchases of regulatory stock	(1,686)	(1,690)
Net cash used in investing activities	(16,974)	(20,127)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	27,401	33,037
Net (decrease) increase in noninterest-bearing deposits	(1,963)	1,395
Proceeds of long-term borrowings	10,000	5,000
Repayment of long-term borrowings	(1,400)	—
Net decrease in short-term borrowings	(15,230)	(20,781)
Dividends paid	(3,023)	(2,324)
Stock options exercised	17	31
Purchase of treasury stock	—	(130)
Net cash provided used in financing activities	15,802	16,228
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,344	1,031
CASH AND CASH EQUIVALENTS, BEGINNING	12,626	10,230
CASH AND CASH EQUIVALENTS, ENDING	$16,970	$11,261

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$4,506	$4,243
Income taxes paid	$2,050	$2,050
Transfer of loans to foreclosed assets	$126	$90

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). FAS No. 123R revised FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  FAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions).  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  FAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FAS No. 123R.  The Company will adopt FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s financial condition, results of operations, and cash flows.

In December 2004, FASB issued FAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial condition.

In June 2005, the FASB issued FAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3.  The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical.  APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  FAS No.154 is intended to improve  financial reporting because its requirements enhance the consistency of financial reporting between periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Weighted average common shares outstanding	3,321,967	3,327,445	3,321,774	3,327,380

Average treasury stock shares	(10,310)	(8,000)	(10,310)	(6,731)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,311,657	3,319,445	3,311,464	3,320,649

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	1,889	3,285	2,019	3,414

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,313,546	3,322,730	3,313,483	3,324,063

Options to purchase 8,107 shares of common stock at the price of $48.35 were outstanding during the three and six months ended June 30, 2005 and 8,713 shares of common stock at the price of $48.35 were outstanding for the three and six months ended June 30, 2004, but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of the end of the quarter.

Note 3.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the 2004 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plan for the three and six months ended June 30, 2005 and 2004,  respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service cost	$127	$120	$254	$233
Interest cost	113	93	225	199
Expected return on plan assets	(95)	(80)	(190)	(164)
Amortization of transition obligation	—	—	(1)	(1)
Amortization of prior service cost	7	7	13	13
Amortization of net (gain) loss	17	7	33	21
Net periodic cost	$169	$147	$334	$301

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2004 Annual Report on Form 10-K that it expected to contribute $575,000 to its defined benefit plan in 2005.  As of June 30, 2005, contributions of $206,000 have been made.  The Company presently anticipates contributing an additional $369,000 to fund its pension plan in 2005 for a total of $575,000.

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

Financial instruments whose contract amounts represent credit risk are as follows:

	June 30,
	(in thousands)
	2005	2004
Commitments to extend credit	$56,177	$49,524
Standby letters of credit	1,520	786

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Six Months Ended June 30, 2005 and 2004

Summary Results

Net income for the three months ended June 30, 2005 was $2,760,000 compared to $2,804,000 for the same period of 2004.  Basic and diluted earnings per share for the three months ended June 30, 2005 were $0.83 as compared to $0.85 for the three months ended June 30, 2004.  Return on average assets and return on average equity were 2.02% and 14.81% for the three months ended June 30, 2005 as compared to 2.10% and 15.99% for the corresponding period of 2004.  Net income from core operations for the three months ended June 30, 2005, excluding after-tax net securities gains of $453,000, decreased to $2,307,000 from $2,419,000 for the three months ended June 30, 2004.

The six months ended June 30, 2005 generated net income of $5,475,000 compared to $5,477,000 for the same period of 2004.  Earnings per share, basic and diluted, for the six months ended June 30, 2005 and 2004 were $1.65.  Return on average assets and return on average equity were 2.02% and 14.68% for the six months ended June 30, 2005 as compared to 2.07% and 15.44% for the corresponding period of 2004.  Net income from core operations for the six months ended June 30, 2005, excluding after-tax securities gains of $857,000, declined to $4,618,000 from $4,733,000 for the six months ended June 30, 2004.  (Management uses the non-GAAP measure of net income from core operations in its analysis of the Company’s performance.  This measure, as used by the Company, adjusts net income for significant gains or losses, for any investments, loans, or other assets sales.  The impact of these items that result in significant gains or losses on the Company’s performance are difficult to predict, as such management believes the additional presentation of financial measures excluding the impact of such items provides useful supplemental information in evaluating the operating results of the Company’s core businesses.  These disclosures should not be viewed as a substitute for financial performance measures based on net income in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.)

Interest Income

During the second quarter of 2005, total interest and dividend income was $7,870,000, an increase of $338,000 over the same quarter in 2004.  The increase in total interest and dividend income was primarily the result of a change in the mix of earning assets over the periods being compared.  Over this time frame the average balance of investment securities declined $29,265,000 while average loans increased $29,974,000.  In addition, the investment portfolio continued to shift from taxable mortgage-backed securities to tax-exempt municipal bonds. The shift in earning assets increased loan interest and fee income by $534,000 while decreasing interest and dividend income on investment securities by $196,000.  However, on a taxable equivalent basis, the shift in the investment portfolio resulted in a slight decrease of $7,000, comparing the second quarter of 2005 to the second quarter of 2004, despite a decline in average balance in excess of $29 million.  This shift within the investment securities portfolio was undertaken to better manage cash flows, maintain the interest margin, and to invest at the community level.  The increase in dividends received is the result of an increase in the level of dividends from the Federal Home Loan Bank of Pittsburgh coupled with an emphasis on purchasing stocks consistently having an above average dividend yield.

During the six months ended June 30, 2005, total interest and dividend income was $15,521,000, an increase of $662,000 over the same period in 2004.  The increase in total interest income was primarily the result of a change in the mix of earning assets over the periods being compared.  The average balance of investment securities declined $33,434,000 while average loans increased $38,859,000 when comparing the six month periods of 2005 and 2004.  In addition, the investment portfolio continued to shift from taxable mortgage-backed securities to tax-exempt municipal bonds. The shift in earning assets increased loan interest and fee income by $1,143,000 while decreasing interest and dividend income on investment securities by $481,000.  On a taxable equivalent basis, the shift in the investment portfolio resulted in a decrease of $190,000 and an average balance decrease in excess of $33 million from the first half of 2004 to the first half of 2005.

Interest income composition for the three and six months ended June 30, 2005 and 2004 is as follows:

	For The Three Months Ended
	June 30, 2005		June 30, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Loans including fees	$5,671	72.1%	$5,137	68.2%	$534	10.4%
Investment securities:
Taxable	1,214	15.4	1,782	23.7	(568)	(31.9)
Tax-exempt	688	8.7	320	4.2	368	115.0
Dividend	297	3.8	293	3.9	4	1.4
Total interest income	$7,870	100.0%	$7,532	100.0%	$338	4.5%

	For The Six Months Ended
	June 30, 2005		June 30, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Loans including fees	$11,171	72.0%	$10,028	67.5%	$1,143	11.4%
Investment securities:
Taxable	2,478	16.0	3,580	24.1	(1,102)	(30.8)
Tax-exempt	1,277	8.2	711	4.8	566	79.6
Dividend	595	3.8	540	3.6	55	10.2
Total interest income	$15,521	100.0%	$14,859	100.0%	$662	4.5%

Interest Expense

Interest expense during the second quarter of 2005 increased $315,000 to $2,457,000 from $2,142,000 for the second quarter of 2004.  The increased expense associated with deposits is primarily the result of rate increases for money market and time deposit accounts from the second quarter of 2004 to the corresponding period of 2005.  Factors that led to the rate increases include, but are not limited to, prime rate increases, competitive pressure, attracting municipal deposits, and a time deposit campaign run in conjunction with the opening of the North Atherton

Street, State College branch discussed in more detail under “Net Interest Margin” below.  Short-term borrowing costs increased due to a 225 basis point increase in the federal funds rate over the past year.  This increase affected the rate paid on FHLB overnight borrowings, FHLB short-term borrowings, and the rate paid to customers utilizing repurchase agreements.  Long-term FHLB borrowing expense increased slightly due to a $10 million increase in borrowing from the FHLB at a fixed rate of 3.97% for 5 years with a final maturity of 10 years.  This borrowing replaced long-term debt that matured at the end of the first quarter of 2005, and was used to pay off a portion of the short-term borrowings with FHLB.

Interest expense for the six months ended June 30, 2005 increased $440,000 to $4,706,000 from $4,266,000 for the comparable period of 2004.  The majority of the increase, $315,000, occurred during the second quarter as discussed above.  These rate increases also impact the rate paid on all borrowings as illustrated by the $143,000 increase in interest paid on borrowings, despite average borrowings decreasing $1,207,000 for the respective six month periods ending June 30, 2005 and 2004.

Interest expense composition for the three and six months ended June 30, 2005 and 2004 is as follows:

	For The Three Months Ended
	June 30, 2005		June 30, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Deposits	$1,420	57.8%	$1,182	55.2%	$238	20.1%
Short-term borrowings	144	5.9	99	4.6	45	45.5
Long-term borrowings	893	36.3	861	40.2	32	3.7
Total interest expense	$2,457	100.0%	$2,142	100.0%	$315	14.7%

	For The Six Months Ended
	June 30, 2005		June 30, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Deposits	$2,614	55.5%	$2,317	54.3%	$297	12.8%
Short-term borrowings	346	7.4	236	5.5	110	46.6
Long-term borrowings	1,746	37.1	1,713	40.2	33	1.9
Total interest expense	$4,706	100.0%	$4,266	100.0%	$440	10.3%

Net Interest Margin

The net interest margin (NIM) for the three months ended June 30, 2005 was 4.58% as compared to 4.41% for the corresponding period of 2004.  The increase in the NIM was the result of the yield on earning assets increasing 41 basis points (bp) to 6.53% for the three months ended June 30, 2005 as compared to 2004 offset by a 33 bp increase in interest bearing liabilities over the same period.  The increase in the yield on earning assets is attributable to a change in the mix of earning assets from taxable investment securities to loans and tax-exempt investment securities. Over the time periods being compared, total average loans, yielding 7.03%, increased $29,974,000, while the investment securities portfolio, yielding 5.63%, average balance declined $29,265,000.   The NIM impact of the earning asset mix improvement and volume increase in total loans were partially offset by rate increases on interest bearing liabilities.  The rates paid on deposit accounts increased to 1.93% as compared to 1.62% for the 2004 period.  This increase was driven by growth in time deposits of $16,749,000 and an increase in the rate paid on time deposits to 2.92% from 2.58% for the three months ended June 30, 2004.  A portion of the increase in volume and rate is due to a time deposit campaign that was run in conjunction with the opening of the North Atherton Street, State College branch.  The campaign was centered on 13 and 17 month term time deposits with rates slightly above market.  Short-term borrowings incurred a rate increase of 114 bp to 2.68% for the three months ended June 30, 2005 as the prime rate increased to 6.25% at June 30, 2005.

Following is a schedule of average balances and associated yields for the three month periods ended June 30, 2005 and 2004:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended 6/30/2005			Three Months Ended 6/30/2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Tax-exempt loans	$4,119	$35	3.41%	$1,388	$22	6.29%
All other loans	320,020	5,648	7.08%	292,777	5,123	7.02%
Total loans	324,139	5,683	7.03%	294,165	5,145	7.02%

US Treasury	93,539	1,164	4.98%	150,444	1,748	4.65%
State & Political	61,406	1,042	6.79%	27,119	485	7.15%
Other	26,546	347	5.23%	33,193	327	3.94%
Total securities	181,491	2,553	5.63%	210,756	2,560	4.86%

Total interest-earning assets	505,630	8,236	6.53%	504,921	7,705	6.12%

Other assets	38,166			29,573

Total assets	$543,796			$534,494

Savings	$65,912	126	0.77%	$70,127	144	0.82%
Super Now deposits	51,571	111	0.86%	55,618	96	0.69%
Money market deposits	30,252	106	1.41%	35,325	97	1.10%
Time deposits	148,078	1,077	2.92%	131,329	845	2.58%
Total Deposits	295,813	1,420	1.93%	292,399	1,182	1.62%

Short-term borrowings	21,566	144	2.68%	25,786	99	1.54%
Other borrowings	75,754	893	4.73%	75,878	861	4.55%
Total interest bearing liabilities	393,133	$2,457	2.51%	394,063	$2,142	2.18%

Demand deposits	68,784			66,103
Other liabilities	7,344			4,205
Shareholders’ equity	74,535			70,123

	$543,796			$534,494
Interest rate spread			4.02%			3.93%
Net interest income/margin		$5,779	4.58%		$5,563	4.41%

•                  Information on this table has been calculated using average daily balance sheets to obtain average balances.

•                  Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

•                  Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate.

The NIM for the six months ended June 30, 2005 was 4.56% as compared to 4.40% for the corresponding period of 2004.  The increase in the NIM was the result of the yield on earning assets increasing 33 bp to 6.44% for the six months ended June 30, 2005 as compared to 2004 offset by a 21 bp increase in interest bearing liabilities over the same period.  The increase in the yield on earning assets is attributable to a change in the mix of earning assets.  Over the time periods being compared, total average loans increased $38,859,000, while the lower yielding investment securities portfolio average balance decreased $33,434,000.  In addition, within the investment portfolio, average tax-exempt investment securities accounted for 30.7% of the portfolio for the six months ended June 30, 2005 as compared to 14.0% during the comparable period of 2004.  The NIM impact of the earning asset mix improvement and volume increase in total loans was reduced by rate increases on interest bearing liabilities.  The rates paid on deposit accounts increased by 18 bp to 1.82% as compared to 1.64% for the 2004 period as the average balance in time deposits increased $8,932,000 while the rate paid increased to 2.83% from 2.62% for the six months ended June 30, 2005.  Short-term borrowings increased 92 bp to 2.40% for the six months ended June 30, 2005 as the prime rate has increased to 6.25% from 4.00% over the time periods being compared.

Following is a schedule of average balances and associated yields for the six month periods ended June 30, 2005 and 2004:

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended 6/30/2005			Six Months Ended 6/30/2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Tax-exempt loans	$1,869	$57	6.15%	$1,417	$43	6.10%
All other loans	323,617	11,133	6.94%	285,210	10,000	7.05%
Total Loans	325,486	11,190	6.93%	286,627	10,043	7.05%

US Treasury	97,508	2,399	4.92%	150,219	3,516	4.68%
State & Political	55,370	1,933	6.98%	30,049	1,078	7.17%
Other	27,645	675	4.88%	33,689	603	3.58%
Total securities	180,523	5,007	5.55%	213,957	5,197	4.86%

Total interest-earning assets	506,009	16,197	6.44%	500,584	15,240	6.11%

Other assets	36,419			28,867

Total assets	$542,428			$529,451

Savings	$66,418	257	0.78%	$69,117	284	0.83%
Super Now deposits	52,533	218	0.84%	49,243	150	0.61%
Money market deposits	31,400	197	1.27%	35,382	194	1.10%
Time deposits	138,576	1,942	2.83%	129,644	1,689	2.62%
Total Deposits	288,927	2,614	1.82%	283,386	2,317	1.64%

Short-term borrowings	29,242	346	2.39%	32,387	236	1.47%
Other borrowings	77,101	1,746	4.57%	75,163	1,713	4.58%
Total interest bearing liabilities	395,270	$4,706	2.40%	390,936	$4,266	2.19%

Demand deposits	68,571			62,899
Other liabilities	4,017			4,685
Shareholders’ equity	74,570			70,931

	$542,428			$529,451
Interest rate spread			4.04%			3.92%
Net interest income/margin		$11,491	4.56%		$10,974	4.40%

•                  Information on this table has been calculated using average daily balance sheets to obtain average balances.

•                  Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

•                  Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate.

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six month periods ended June 30, 2005 and 2004.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Total interest income	$7,870	$7,532	$15,521	$14,859
Total interest expense	2,457	2,142	4,706	4,266

Net interest income	$5,413	$5,390	$10,815	$10,593
Tax equivalent adjustment	366	173	676	381

Net interest income (fully taxable equivalent)	$5,779	$5,563	$11,491	$10,974

The following table sets forth the respective impact that both volume and rate changes have had on net interest income and the net interest margin for the three and six month periods ended June 30, 2005 and 2004:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005 vs 2004 Increase (Decrease) Due to			2005 vs 2004 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$508	$30	$538	$1,338	$(191)	$1,147
Taxable investment securities	(773)	209	(564)	(1,410)	365	(1,045)
Tax-exempt investment securities	583	(27)	556	885	(31)	854
Total interest-earning assets	318	212	530	813	143	956

Interest expenses:
Savings deposits	(14)	(4)	(18)	(12)	(15)	(27)
Super Now deposits	(7)	22	15	9	59	68
Money Market deposits	(15)	24	9	(23)	26	3
Time deposits	(651)	883	232	54	199	253
Short-term borrowings	(15)	60	45	(25)	135	110
Long-term borrowings	(1)	33	32	42	(9)	33
Total interest-bearing liabilities	(703)	1,018	315	45	395	440

Change in net interest income	$1,021	$(806)	$215	$768	$(252)	$516

Provision and Allowance for Loan Losses

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2005, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $3,338,000 at December 31, 2004 to $3,492,000 at June 30, 2005.  At June 30, 2005, the allowance for loan losses was 1.05% of total loans compared to 1.01% of total loans at December 31, 2004.  Management’s conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date.

The provision for loan losses totaled $180,000 and $360,000 for the three and six months ended June 30, 2005 compared to $75,000 and $150,000 the same periods in 2004.  The increases were the result of gross loan growth of $26,817,000, primarily in the commercial category, from June 2004 to June 2005.

As of June 30, 2005, non accrual loans totaled $816,000, an overall decrease of $564,000 from December 31, 2004.  This decrease was due to a foreclosure in the commercial category.  This decrease was due to the foreclosure in the commercial category.

Based upon this analysis, as well as the others noted above, management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in its loan portfolio.

Non-interest Income

Total non-interest income for the quarter ended June 30, 2005 compared to the same period in 2004 increased $247,000.  Excluding net securities gains, the increase from period to period was $143,000.  Insurance commissions increased as The M Group continued to gather new and build upon existing relationships.  The M Group’s growth of business is a direct result of business referrals and a calling program geared toward the community financial institution.  In conjunction therewith, The M Group continues to strategically add service representatives for each geographic market that the Company has expanded into.   Service charges on deposit accounts increased due to the implementation of a Bounce Protection product during May 2005.  This product provides overdraft protection up to a predetermined amount to non-commercial customers.  Fees are charged when such customer transactions occur.

Non-interest income composition for the three months ended June 30, 2005 and 2004 is as follows:

	For The Three Months Ended
	June 30, 2005		June 20, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Service charge on deposit accounts	$536	23.3%	$522	25.5%	$14	2.7%
Net security gains	687	30.0	583	28.4	104	17.8
Bank owned life insurance	93	4.0	90	4.4	3	3.3
Insurance commissions	652	28.4	545	26.6	107	19.6
Other income	329	14.3	310	15.1	19	6.1
Total non-interest income	$2,297	100.0%	$2,050	100.0%	$247	12.0%

Total non-interest income for the six months ended June 30, 2005 compared to the same period in 2004 increased $327,000.  Excluding net securities gains, the increase from period to period was $157,000.  Insurance commissions represented the majority of the increase as The M Group continued to expand in terms of customer base and geographic area

Non-interest income composition for the six months ended June 30, 2005 and 2004 is as follows:

	For The Six Months Ended
	June 30, 2005		June 20, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Service charge on deposit accounts	$991	22.5%	$998	24.4%	$(7)	(0.7)%
Net security gains	1,298	29.4	1,128	27.6	170	15.1
Bank owned life insurance	187	4.2	180	4.4	7	3.9
Insurance commissions	1,295	29.3	1,159	28.4	136	11.7
Other income	643	14.6	622	15.2	21	3.4
Total non-interest income	$4,414	100.0%	$4,087	100.0%	$327	8.0%

Non-interest Expenses

Total non-interest expenses increased $434,000 from the three months ended June 30, 2004 as compared to the same period of 2005.  The increase in salaries and employee benefits was attributable to several items, including: standard cost of living salary increases for employees, staffing for the new State College branch, and increased accruals related to incentive payments.  Occupancy expenses increased due to the new branch and due to general increases in utility costs, property taxes, and depreciation.  Advertising costs increased 30% from June 30, 2005 due to opening of a new branch in State College.  Other expenses increased primarily due to normal increases in business expenses and expenses surrounding the opening of the new branch.

Non-interest expense composition for the three months ended June 30, 2005 and 2004 is as follows:

	For The Three Months Ended
	June 30, 2005		June 20, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Salaries and employee benefits	$2,173	55.8%	$1,886	54.6%	$287	15.2%
Occupancy expense, net	286	7.4	230	6.7	56	24.3
Furniture and equipment expenses	234	6.0	230	6.7	4	1.7
Advertising expense	115	3.0	88	2.5	27	30.7
Pennsylvania shares tax	140	3.6	130	3.8	10	7.7
Other expense	939	24.2	889	25.7	50	5.6
Total non-interest expense	$3,887	100.0%	$3,453	100.0%	$434	12.6%

Total non-interest expenses increased $582,000 from the six months ended June 30, 2004 as compared to the same period of 2005.  As noted in the three month discussion, the new State College branch impacted the level of non-interest expenses.  In addition, normal increases in business expenses aided the increase in occupancy and other expenses.  Furniture and equipment expenses declined as amortization of software, depreciation of equipment, and maintenance on equipment declined as compared to the 2004 period.

Non-interest expense composition for the six months ended June 30, 2005 and 2004 is as follows:

	For The Six Months Ended
	June 30, 2005		June 20, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Salaries and employee benefits	$4,193	55.8%	$3,865	55.8%	$328	8.5%
Occupancy expense, net	577	7.7	473	6.8	104	22.0
Furniture and equipment expenses	455	6.1	495	7.1	(40)	(8.1)
Advertising expense	209	2.8	173	2.5	36	20.8
Pennsylvania shares tax	279	3.7	246	3.6	33	13.4
Other expense	1,795	23.9	1,674	24.2	121	7.2
Total non-interest expense	$7,508	100.0%	$6,926	100.0%	$582	8.4%

Provision for Income Taxes

Income taxes decreased $225,000 and $241,000 for the three and six month periods ended June 30, 2005 compared to the same periods of 2004.  The effective tax rates for the three months ended June 30, 2005 and 2004 were 24.2% and 28.3%, respectively.  The six months ended June 30, 2005 had an effective tax rate of 25.6% as compared to 28.0% for the comparable period of 2004.  The decreasing effective tax rate is consistent with management’s repositioning of the investment portfolio from taxable investment securities to tax-exempt investment securities.

ASSET/LIABILITY MANAGEMENT

Cash

Cash and cash equivalents increased $4,344,000 from $12,626,000 at December 31, 2004.  The increase was the result of an increase in the cash letter (items in process of clearing between the bank and other financial institutions).

Loans

Total gross loans increased $3,366,000 to $327,870,000 at June 30, 2005 from December 31, 2004.  The increase is the result of increases in the commercial and agriculture, commercial real estate, real estate construction, and installment loans to individuals partially offset by a decrease in residential real estate mortgages.  The shift is caused by non warehousing of most residential mortgages and the desire to grow the commercial portfolio.

The allocation of the loan portfolio, by category, as of June 30, 2005 and December 31, 2004 is presented below:

(In Thousands)	June 30 2005	December 31 2004
Commercial and agricultural	$33,371	$30,103
Real estate mortgage:
Residential	142,362	147,461
Commercial	125,825	123,757
Construction	10,420	8,364
Installment loans to individuals	16,947	15,915
Less: Net deferred loan fees	1,055	1,096
Gross loans	$327,870	$324,504

Investments

Total investment securities increased $18,947,000 as deposit growth in excess of loan growth funded the purchase of tax-exempt investment securities.  Since December 31, 2004, tax-exempt bond holdings have increased $43,540,000 as the cash flows from mortgage-backed investment securities coupled with deposit growth funded the increase. The growth in tax-exempt investment securities was strategically driven by the overall tax equivalent yields available for these instruments versus those yields available for taxable alternatives.

During the six months ended June 30, 2005, $1,298,000 in net securities gains were recognized from the $6,563,000 in net unrealized gains at December 31, 2004 for the entire investment portfolio.  The bond portfolio incurred a net realized gain of $53,000 as a result of the realignment of the portfolio in light of the current rising rate environment and the desire to increase the use of investment securities as a vehicle to manage the overall earning asset tax equivalent yield and to reduce the effective corporate tax rate.  The equity portfolio had recognized gains of $1,245,000 during the six months ended June 30, 2005.  The recognized gains were the result of management’s strategy to diversify, based in part on an entity’s dividend and operational performance potential.

The amortized cost of investment securities and their approximate fair values are as follows:

	June 30, 2005
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale (AFS)
U.S. Government and agency securities	$82,959	$506	$(19)	$83,446
State and political securities	87,891	2,799	(82)	90,608
Other debt securities	1,426	27	(40)	1,413
Total debt securities	172,276	3,332	(141)	175,467
Equity securities	24,317	3,849	(233)	27,933
Total Investment Securities AFS	$196,593	$7,181	$(374)	$203,400

Held to Maturity (HTM)
U.S. Government and agency securities	$31	$3	$—	$34
Other debt securities	237	15	—	252
Total Investment Securities HTM	$268	$18	$—	$286

	December 31, 2004
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale (AFS)
U.S. Government and agency securities	$104,248	$207	$(430)	$104,025
State and political securities	46,829	766	(527)	47,068
Other debt securities	1,302	47	(7)	1,342
Total debt securities	152,379	1,020	(964)	152,435
Equity securities	25,221	6,579	(72)	31,728
Total Investment Securities AFS	$177,600	$7,599	$(1,036)	$184,163

Held to Maturity (HTM)
U.S. Government and agency securities	$32	$—	$—	$32
State and political securities	248	3	—	251
Other debt securities	278	—	—	278
Total Investment Securities HTM	$558	$3	$—	$561

	December 31, 2004
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale (AFS)
U.S. Government and agency securities	$104,248	$207	$(430)	$104,025
State and political securities	46,829	766	(527)	47,068
Other debt securities	1,302	47	(7)	1,342
Total debt securities	152,379	1,020	(964)	152,435
Equity securities	25,221	6,579	(72)	31,728
Total Investment Securities AFS	$177,600	$7,599	$(1,036)	$184,163

Held to Maturity (HTM)
U.S. Government and agency securities	$32	$—	$—	$32
State and political securities	248	3	—	251
Other debt securities	278	—	—	278
Total Investment Securities HTM	$558	$3	$—	$561

Deposits

At June 30, 2005, total deposits were $382,274,000, an increase of $25,438,000 from December 31, 2004.  Time deposits increased by approximately $30 million as a result of efforts made to succeed in obtaining short term municipal funds as well as a certificate of deposit promotion conducted in conjunction with the opening of a new office in State College, Pennsylvania.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2005		December 31, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Demand deposits	$72,087	18.9%	$74,050	20.8%	$(1,963)	(2.7)%
NOW Accounts	54,977	14.4	55,211	15.5	(234)	(0.4)
Insured MMDA	29,745	7.8	32,377	9.1	(2,632)	(8.1)
Savings deposits	70,073	18.3	69,807	19.6	266	0.4
Time deposits	155,392	40.6	125,391	35.0	30,001	23.9
Total deposits	$382,274	100.0%	$356,836	100.0%	$25,438	7.1%

Borrowed Funds

Total borrowed funds decreased to $105,873,000 at June 30, 2005 as compared to December 31, 2004.  The decrease of $6,630,000 was the result of decreased reliance on short-term overnight funding due to deposit growth coupled with a maturity of a long-term borrowing of $1,400,000.  Short-term borrowings are being utilized as an alternative source of funds to deposits, and are used for short term investing and lending purposes. Long-term borrowings have increased in order to lock in future borrowing costs in light of the current rising rate environment.

(In Thousands)	June 30 2005	December 31 2004
Short-term borrowings:
FHLB repurchase agreements	$4,965	$22,630
Securities sold under agreement to repurchase	16,280	13,845
Total short-term borrowings	21,245	36,475

Long-term borrowings, FHLB	84,478	75,878
Total borrowed funds	$105,723	$112,353

Capital

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition and quality of the Company’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines.  The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.  Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total risk-based, Tier I risk-based, and Tier I leverage capital requirements. In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvements Act (FDICIA) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” To be classified as “well capitalized”, Total risk-based, Tier I risked-based and Tier I leverage capital ratios must be at least 10%, 6%, and 5%, respectively.  As of June 30, 2005 and 2004, Penns Woods Bancorp, Inc. was well capitalized.

Capital ratios as of June 30, 2005 and 2004 were as follows:

	2005		2004
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$73,376	21.5%	$68,360	22.1%
For Capital Adequacy Purposes	27,301	8.0	24,749	8.0
To Be Well Capitalized	34,126	10.0	30,937	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$68,257	20.0%	$62,792	20.3%
For Capital Adequacy Purposes	13,650	4.0	12,375	4.0
To Be Well Capitalized	21,075	6.0	18,562	6.0

Tier I Capital (to Average Assets)

Actual	$68,257	12.8%	$62,792	11.9%
For Capital Adequacy Purposes	21,547	4.0	21,179	4.0
To Be Well Capitalized	26,934	5.0	26,474	5.0

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

The following liquidity measures are monitored for compliance within the limits cited.

1.  Net Loans to Total Assets,  70% maximum

2.  Net Loans to Total Deposits, 92.5% maximum

3.  Net Loans to Core Deposits, 100% maximum

4.  Investments to Total Assets, 40% maximum

5.  Investments to Total Deposits, 50% maximum

6.  Total Liquid Assets to Total Assets, 25% minimum

7.  Total Liquid Assets to Total Liabilities, 25% minimum

8.  Net Core Funding Dependence, 35% maximum

Fundamental objectives of the Company’s asset/liability management process are to maintain adequate liquidity while minimizing interest rate risk.  The maintenance of adequate liquidity provides the Company with the ability to meet its financial obligations to depositors, loan customers, and shareholders.  Additionally, it provides funds for normal operating expenditures and business opportunities as they arise.  The objective of interest rate sensitivity management is to increase net interest income by managing interest sensitive assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.

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

Management monitors the Company’s liquidity on both a long and short-term basis, thereby providing management necessary information to react to current balance sheet trends.  Cash flow needs are assessed and sources of funds are determined.  Funding strategies consider both customer needs and cost.  Both short-term and long-term funding needs are addressed by maturities and sales of available for sale investment securities, loan repayments and maturities, and liquidating money market investments such as federal funds sold.  The use of these resources, in conjunction with access to credit provides core ingredients to satisfy depositor, borrower, and creditor needs.

Federal Home Loan Bank advances totaled $89,443,000 as of June 30, 2005.  The Company has a current borrowing capacity at the Federal Home Loan Bank of $246,755,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $10,500,000. Management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk for the Company is comprised primarily from interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s GAP analyses or simulation analyses compared to the information provided in the Company’s Annual Report on Form 10-K filed with the SEC for the period ended December 31, 2004.  Additional information and details are provided in the Liquidity and Interest Rate Sensitivity section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Generally, management believes the Company is positioned to respond in a timely manner if the market interest rate environment changes.

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of

June 30, 2005. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced a repurchase program on August 10, 2000 which was approved by the Board of Directors on August 8, 2000 for the repurchase of 171,600 shares which was set to expire on August 8, 2005.  However, on July 27, 2005, the Company announced that the Board of Directors had elected to extend the terms of the repurchase program by one year with a new expiration date of August 8, 2006.  There were no repurchases of the Company’s common stock during the quarter ended June 30, 2005.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

Penns Woods Bancorp, Inc.’s annual meeting of the shareholders was held on April 27, 2005.  The results of the items voted on are listed below:

Issue	Description	For	Withhold
1.	Election of Directors for a Three Year Term

	Lynn S. Bowes	2,683,711	3,268
	H. Thomas Davis, Jr.	2,678,544	8,435
	Jay H. McCormick	2,681,349	5,630

Issue	Description	For	Against	Abstain
2.	Ratification of S.R. Snodgrass A.C., Certified Public Accountants as independent auditors	2,672,286	12,499	2,194

Item 5.  Other Information

None

Item 6.  Exhibits

(3)	(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, No. 333-65821).

(3)	(ii)	Bylaws of the Registrant as presently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-4, No. 333-65821).
(31)	(i)	Rule 13a-14(a) Certification of Chief Executive Officer
(31)	(ii)	Rule 13a-14(a) Certification of Principal Accounting Officer
(32)	(i)	Certification of Chief Executive Officer Section 1350
(32)	(ii)	Certification of Principal Accounting Officer Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	August 9, 2005	/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer

Date:	August 9, 2005	/s/ Brian L. Knepp
Brian L. Knepp, Vice President of Finance

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Accounting Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Principal Accounting Officer