Form 10-K/A
period 2004-12-31
PENNS WOODS BANCORP INC
filed 2005-08-25
CIK 716605

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

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

EXPLANATORY NOTE

Penns Woods Bancorp, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was filed on March 15, 2005, as amended by Amendment No. 1 on Form 10-K/A, which was filed on May 10, 2005.  The original Annual Report on Form 10-K inadvertently omitted the conformed signature of the Company’s independent registered public accounting firm from its report, dated February 11, 2005, included in Part II, Item 8, Financial Statements and Supplementary Data.  Pursuant to SEC Rule 12b-15, the Company is filing a revised Item 8, in its entirety.  The only change to Item 8 as revised by this Amendment No. 2 on Form 10-K/A from Item 8 included in the original Annual Report on Form 10-K filed on March 15, 2005 is the addition of the conformed signature of the Company’s independent registered public accounting firm to its audit report, dated February 11, 2005.

This amended Annual Report on Form 10-K/A has not been updated except as required to reflect the effects of the foregoing correction.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Annul Report on Form 10-K, except for the foregoing correction.  As a result, this amended Annual Report on Form 10-K/A has not been updated for events subsequent to the date of the original filing, and all information contained in this amended Annual Report on Form 10-K/A and the original Annual Report on Form 10-K is subject to updating and supplementing as provided in the periodic reports that the Company has filed and/or will file with the SEC after the original filing date of the Annual Report on Form 10-K.

Pursuant to SEC Rule 12b-15, in connection with this Amendment No. 2 on Form 10-K/A, the Company is filing updated Exhibits 31(v), 31(vi), 32(iii) and 32(iv).

PART II

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

/s/ S.R. Snodgrass, A.C.
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

(b) Exhibits:

(23) (iii) Consent of Independent Registered Public Accounting Firm.

(31) (v) Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer

(31) (vi) Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Accounting Officer

(32) (iii) Section 1350 Certification of Chief Executive Officer

(32) (iv) Section 1350 Certification of Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 25, 2005	PENNS WOODS BANCORP, INC.

/s/ Ronald A. Walko
RONALD A. WALKO President & Chief Executive Officer