Form 10-Q
period 2005-09-30
PENNS WOODS BANCORP INC
filed 2005-11-08
CIK 716605

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒         Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2005,

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

17701-0967

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

YES ☒      NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES ☐      NO ☒

On October 27, 2005 there were 3,320,414 of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
(In Thousands, Except Share Data)	2005	2004

ASSETS:
Noninterest-bearing balances	$13,113	$12,602
Interest-bearing deposits in other financial institutions	27	24
Total cash and cash equivalents	13,140	12,626

Investment securities, available for sale, at fair value	192,039	184,163
Investment securities held to maturity (fair value of $241 and $561)	266	558
Loans held for sale	3,908	4,624
Loans, net of unearned discount of $1,025 and $1,096	330,651	324,505
Less: Allowance for loan and lease losses	3,492	3,338
Loans, net	327,159	321,167

Premises and equipment, net	6,141	4,882
Accrued interest receivable	2,520	2,246
Bank-owned life insurance	10,627	10,976
Goodwill	3,032	3,032
Other assets	11,587	2,429
TOTAL ASSETS	$570,419	$546,703

LIABILITIES:
Interest-bearing deposits	$291,137	$282,786
Noninterest-bearing deposits	72,053	74,050
Total deposits	363,190	356,836

Short-term borrowings	40,410	36,475
Long-term borrowings, Federal Home Loan Bank(FHLB)	84,478	75,878
Accrued interest payable	1,118	850
Other liabilities	6,733	3,499
TOTAL LIABILITIES	495,929	473,538

SHAREHOLDERS’ EQUITY:
Common stock, par value $10.00, 10,000,000 shares authorized; 3,332,399 and 3,331,837 shares issued	33,324	33,318
Additional paid-in capital	17,711	17,700
Retained earnings	22,102	18,262
Accumulated other comprehensive gain	1,914	4,331
Less: Treasury stock at cost, 12,810 and 10,310 shares	(561)	(446)
TOTAL SHAREHOLDERS’ EQUITY	74,490	73,165
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$570,419	$546,703

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2005	2004	2005	2004

INTEREST AND DIVIDEND INCOME:
Loans including fees	$5,899	$5,550	$17,070	$15,578
Investment Securities:
Taxable	967	1,698	3,445	5,278
Tax-exempt	969	422	2,246	1,133
Dividend	278	254	873	794
TOTAL INTEREST AND DIVIDEND INCOME	8,113	7,924	23,634	22,783

INTEREST EXPENSE:
Deposits	1,537	1,227	4,151	3,544
Short-term borrowings	199	131	545	367
Long-term borrowings	965	871	2,711	2,584
TOTAL INTEREST EXPENSE	2,701	2,229	7,407	6,495

NET INTEREST INCOME	5,412	5,695	16,227	16,288

PROVISION FOR LOAN LOSSES	180	165	540	315

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,232	5,530	15,687	15,973

NON-INTEREST INCOME:
Service charges	612	499	1,603	1,497
Securities gains, net	556	407	1,854	1,535
Bank-owned life insurance	288	90	475	270
Insurance commissions	507	637	1,802	1,796
Other operating income	321	322	964	944
TOTAL NON-INTEREST INCOME	2,284	1,955	6,698	6,042

NON-INTEREST EXPENSES:
Salaries and employee benefits	2,130	1,948	6,323	5,813
Occupancy expense, net	261	231	838	704
Furniture and equipment expense	262	226	717	721
Pennsylvania shares tax expense	138	131	417	377
Other operating expenses	1,031	973	3,035	2,820
TOTAL NON-INTEREST EXPENSES	3,822	3,509	11,330	10,435

INCOME BEFORE INCOME TAX PROVISION	3,694	3,976	11,055	11,580
INCOME TAX PROVISION	746	1,150	2,632	3,277
NET INCOME	$2,948	$2,826	$8,423	$8,303

EARNINGS PER SHARE - BASIC	$0.89	$0.85	$2.54	$2.50

EARNINGS PER SHARE - DILUTED	$0.89	$0.85	$2.54	$2.50

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC	3,310,719	3,319,457	3,311,213	3,320,249

WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED	3,312,464	3,323,608	3,313,141	3,323,908

DIVIDNEDS PER SHARE	$0.47	$0.35	$1.38	$1.05

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY
Balance, December 31, 2004	3,331,837	$33,318	$17,700	$18,262	$4,331	$(446)	$73,165

Net income				8,423			8,423
Dividends declared, $1.38				(4,583)			(4,583)
Treasury Stock acquired (2,500 shares)						(115)	(115)
Net change in unrealized gain on investments available for sale, net of reclassification adjustment, net of income tax benefit of $1,245					(2,417)		(2,417)
Stock options exercised	562	6	11				17
Balance, September 30, 2005	3,332,399	$33,324	$17,711	$22,102	$1,914	$(561)	$74,490

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY
Balance, December 31, 2003	3,326,560	$33,265	$17,559	$13,022	$6,132	$(209)	$69,769

Net income				8,303			8,303
Dividends declared, $1.05				(3,486)			(3,486)
Treasury Stock acquired (3,000 shares)						(130)	(130)
Net change in unrealized gain on investments available for sale, net of tax benefit of $1,084					(2,105)		(2,105)
Stock options exercised	897	9	22				31
Balance, September 30, 2004	3,327,457	$33,274	$17,581	$17,839	$4,027	$(339)	$72,382

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,
(In Thousands)	2005	2004

Net Income	$2,948	$2,826
Other comprehensive income:
Net unrealized (losses) gains on available for sale securities	(3,350)	4,165
Less: Reclassification adjustment for gain included in net income	556	407
Other comprehensive (loss) income before tax	(3,906)	3,758
Income tax (benefit) expense related to other comprehensive (loss) income	(1,328)	1,278
Other comprehensive (loss) income, net of tax	(2,578)	2,480
Comprehensive income	$370	$5,306

	Nine Months Ended September 30,
(In Thousands)	2005	2004

Net Income	$8,423	$8,303
Other comprehensive income:
Net unrealized losses on available for sale securities	(1,808)	(1,654)
Less: Reclassification adjustment for gain included in net income	1,854	1,535
Other comprehensive loss before tax	(3,662)	(3,189)
Income tax benefit related to other comprehensive (loss)	(1,245)	(1,084)
Other comprehensive loss, net of tax	(2,417)	(2,105)
Comprehensive income	$6,006	$6,198

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In Thousands)	2005	2004

OPERATING ACTIVITIES:
Net Income	$8,423	$8,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	377	407
Provision for loan losses	540	315
Accretion and amortization of investment security discounts and premiums	(319)	(28)
Securities gains, net	(1,854)	(1,535)
Originations of loans held for sale	(21,562)	(27,785)
Proceeds of loans held for sale	22,278	25,913
Earnings on bank-owned life insurance	(475)	(270)
Other, net	200	718
Net cash provided by operating activities	7,608	6,038
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	109,889	131,196
Proceeds from calls and maturities	10,697	22,104
Purchases	(130,575)	(138,020)
Investment securities held to maturity:
Proceeds from calls and maturities	327	42
Purchases	(35)	(14)
Net increase in loans	(6,918)	(41,145)
Acquisition of bank premises and equipment	(1,636)	(474)
Proceeds from the sale of foreclosed assets	67	177
Proceeds from redemption of regulatory stock	3,118	2,100
Purchases of regulatory stock	(3,112)	(1,895)
Investment in limited partnership	(3,124)	—
Net cash used in investing activities	(21,302)	(25,929)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	8,351	33,598
Net (decrease) increase in noninterest-bearing deposits	(1,997)	5,171
Proceeds of long-term borrowings	10,000	5,000
Repayment of long-term borrowings	(1,400)	—
Net increase (decrease) in short-term borrowings	3,935	(13,596)
Dividends paid	(4,583)	(3,486)
Stock options exercised	17	31
Purchase of treasury stock	(115)	(130)
Net cash provided by financing activities	14,208	26,588
NET INCREASE IN CASH AND CASH EQUIVALENTS	514	6,697
CASH AND CASH EQUIVALENTS, BEGINNING	12,626	10,230
CASH AND CASH EQUIVALENTS, ENDING	$13,140	$16,927

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$7,139	$6,452
Income taxes paid	$2,475	$3,250
Transfer of loans to foreclosed assets	$386	$106

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

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 9 thru 11 of the 2004 Annual Report and Form 10K with additional policies listed below in Note 2, Significant Accounting Policies.

NOTE 2.  Significant Accounting Policies

The M Group (d/b/a Comprehensive Financial Group) Products and Income Recognition

The M Group product line is comprised primarily of annuities, life insurance, and mutual funds.  The revenues generated from life insurance sales are commission only as The M Group does not underwrite the policies.  Life insurance sales include permanent and term policies with the majority of the policies written being permanent.  Term life insurance policies are written for 10, 15, 20, and 30 year terms with the majority of the policies being written for 20 years.  None of these products are offered as an integral part of lending activities.

Commissions from the sale of annuities is recognized at the time notice is received from the broker/dealer or an insurance company that the transaction is final, which is also the time a commission check is received.  Until this notice is received, the completion of the sale is on hold as the broker/dealer or an insurance company may choose to not accept the application.

Life insurance commissions are recognized at varying points based on the payment option chosen by the consumer.  Commissions from monthly and annual payment plans are recognized at the start of each annual period for the life insurance, while quarterly and semi-annual premium payments are recognized quarterly and semi-annually when the earnings process is complete.  For example, semi-annual payments on the first of January and July would result in commission recognition on the first of January and July, while payments on the first of January, April, July, and October would result in commission recognition on those dates.  The potential for chargebacks only exists for those policies on a monthly payment plan due to the income being recognized at the beginning of the annual period versus at the time of each monthly payment.  No liability is maintained for chargebacks as any chargeback is removed from income at the time of the chargeback.

NOTE 3. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). FAS No. 123R revised FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  FAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions).  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.   Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

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

In June 2005, the FASB issued FAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3.  The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical.  APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  FAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods.  The provisions of FAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

NOTE 4. Per Share Data

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive per share computation.  There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share, therefore, net income as presented on the consolidated statement of income will be used as the numerator.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Weighted average common shares outstanding	3,322,089	3,327,457	3,321,880	3,327,406

Average treasury stock shares	(11,370)	(8,000)	(10,667)	(7,157)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,310,719	3,319,457	3,311,213	3,320,249

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	1,745	4,151	1,928	3,659

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,312,464	3,323,608	3,313,141	3,323,908

Options to purchase 8,107 shares of common stock at the price of $48.35 were outstanding during the three and nine months ended September 30, 2005 and 8,713 shares of common stock at the price of $48.35 were outstanding for the three and nine months ended September 30, 2004, but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of the end of the quarter.

Note 5.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the 2004 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plans for the three and nine months ended September 30, 2005 and 2004,  respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2005	2004	2005	2004

Service cost	$125	$116	$379	$349
Interest cost	110	100	335	299
Expected return on plan assets	(112)	(81)	(302)	(245)
Amortization of transition obligation	(1)	(1)	(2)	(2)
Amortization of prior service cost	6	6	19	19
Amortization of net (gain) loss	16	10	49	31
Net periodic cost	$144	$150	$478	$451

Employer Contributions

The Company previously disclosed in its consolidated financial statements included in the 2004 Annual Report on Form 10-K that it expected to contribute $575,000 to its defined benefit plan in 2005.  However, as of September 30, 2005, contributions of $1,420,000 have been made as the Company determined that contributing an amount above the minimum required was beneficial from a current tax and future financial perspective.  Of the contribution $1,100,000 was related to the 2004 pension period. The Company is evaluating the amount, if any, of additional funds to contribute in the final quarter of 2005.

Note 6.  Off Balance Sheet Risk

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

Financial instruments whose contract amounts represent credit risk are as follows:

	September 30,
(In Thousands)	2005	2004
Commitments to extend credit	$74,483	$54,313
Standby letters of credit	1,537	760

Note 7.  Reclassification of Comparative Amounts

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2005 and 2004

Summary Results

Net income for the three months ended September 30, 2005 was $2,948,000 compared to $2,826,000 for the same period of 2004.  Basic and diluted earnings per share for the three months ended September 30, 2005 were $0.89 as compared to $0.85 for the three months ended September 30, 2004.  Return on average assets and return on average equity were 2.12% and 16.54% for the three months ended September 30, 2005 as compared to 2.06% and 16.07% for the corresponding period of 2004.  Net income from core operations for the three months ended September 30, 2005, excluding after-tax securities gains of $367,000, increased to $2,581,000 from $2,557,000 for the three months ended September 30, 2004.

The nine months ended September 30, 2005 generated net income of $8,423,000 compared to $8,303,000 for the same period of 2004.  Earnings per share, basic and diluted, for the nine months ended September 30, 2005 were $2.54 as compared to $2.50 for the comparable period of 2004.  Return on average assets and return on average equity were 2.05% and 14.94% for the nine months ended September 30, 2005 as compared to 2.07% and 15.62% for the corresponding period of 2004.  Net income from core operations for the nine months ended September 30, 2005, excluding after-tax securities gains of $1,224,000, declined to $7,199,000 from $7,290,000 for the nine months ended September 30, 2004.  (Management uses the non-GAAP measure of net income from core operations in its analysis of the Company’s performance.  This measure, as used by the Company, adjusts net income by significant gains or losses that are unusual in nature.  Because certain of these items and their impact on the Company’s performance are difficult to predict, management believes the presentation of financial measures excluding the impact of such items provides useful supplemental information in evaluating the operating results of the Company’s core businesses.  These disclosures should not be viewed as a substitute for net income determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.)

Interest Income

During the third quarter of 2005, interest and dividend income was $8,113,000, an increase of $189,000 over the same quarter of 2004.  The increase in total interest income was primarily the result of growth in average loans of $18,671,000 for the third quarter of 2005 as compared to 2004.  Over this time frame the average balance of investment securities declined $10,503,000, while the investment portfolio continued to shift from taxable mortgage-backed securities to tax-exempt municipal bonds. The shift in earning assets increased loan interest and fee income by $349,000 while decreasing interest and dividend income on investment securities by $160,000.  On a taxable equivalent basis, the shift in the investment portfolio resulted in an increase of $122,000 in interest and dividend income despite a decline in average balance of $10,503,000.

This shift within the investment securities portfolio was undertaken to ladder cash flows, maintain the interest margin, and to invest at the community level.  The increase in dividends received is the result of an increase in the level of dividends from the Federal Home Loan Bank of Pittsburgh coupled with an emphasis on purchasing stocks consistently having an above average dividend yield.

During the nine months ended September 30, 2005, interest and dividend income was $23,634,000, an increase of $851,000 over the same period in 2004.  The reasons for the 3.7% growth in interest income for the nine month period are identical to those for the three month period discussed above.  The growth in average loans of $32,089,000 offset a 7 basis point (bp) decline in the loan yield resulting in an increase of $1,492,000 in loan interest and fee income.   Average investment securities declined $21,682,000 causing total investment security interest and dividend income to decline $641,000.  The change in the mix of investment securities offset the effect on interest income of the average balance decrease as taxable equivalent interest remained flat at $7,721,000 for the nine month period ended September 30, 2005.

Interest income composition for the three and nine months ended September 30, 2005 and 2004 were as follows:

	For The Three Months Ended
	September 30, 2005		September 30, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Loans including fees	$5,899	72.8%	$5,550	70.1%	$349	6.3%
Investment securities:
Taxable	967	11.9	1,698	21.4	(731)	(43.1)
Tax-exempt	969	11.9	422	5.3	547	129.6
Dividend	278	3.4	254	3.2	24	9.4
Total interest income	$8,113	100.0%	$7,924	100.0%	$189	2.4%

	For The Nine Months Ended
	September 30, 2005		September 30, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Loans including fees	$17,070	72.2%	$15,578	68.3%	$1,492	9.6%
Investment securities:
Taxable	3,445	14.6	5,278	23.2	(1,833)	(34.7)
Tax-exempt	2,246	9.5	1,133	5.0	1,113	98.2
Dividend	873	3.7	794	3.5	79	9.9
Total interest income	$23,634	100.0%	$22,783	100.0%	$851	3.7%

Interest Expense

Interest expense during the third quarter of 2005 increased $472,000 to $2,701,000 from $2,229,000 for the third quarter of 2004.  The increased expense associated with deposits is primarily the result of rate increases for time deposit accounts from the third quarter of 2004 to the corresponding period of 2005.  Factors that led to the rate increases include, but are not limited to, prime rate increases, competitive pressure, attracting municipal deposits, and a CD campaign run in conjunction with the opening of the North Atherton Street, State College branch.  The increase in CD rates has been greater than the increase in rates related to non-

maturity deposits.  This has led to some non-maturity accounts being transferred into higher rate CDs.  For example, the CD campaign related to the North Atherton Street branch opening witnessed approximately a third of the funds being transferred from non-maturity deposit accounts held with the Company. Short-term borrowing costs increased despite a decrease of $3,218,000 in average balances due to the 200 basis point increase in the prime rate over the past year.  This increase affected the rate paid on FHLB overnight borrowings, FHLB short-term borrowings, and the rate paid to cash management customers.  Long-term FHLB borrowing expense increased slightly as during the second quarter of 2005 $10 million was borrowed from the FHLB at a fixed rate of 3.97% for 5 years with a final maturity of 10 years.  This borrowing replaced the debt that matured at the end of the first quarter of 2005 and was used to pay off a portion of the short-term borrowings.

Interest expense for the nine months ended September 30, 2005 increased $912,000 to $7,407,000 from $6,495,000 for the comparable period of 2004.  The majority of the increase, $787,000, occurred during the second ($315,000 increase) and third quarters ($472,000 increase) as discussed above.  Total deposits accounted for $607,000 of the increase due to the reasons noted in the above three month analysis.  Borrowing costs increased due to the rate increases over the past year as the borrowing average balance remained table for the 2005 and 2004 nine month periods.

Interest expense composition for the three and nine months ended September 30, 2005 and 2004 is as follows:

	For The Three Months Ended
	September 30, 2005		September 30, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Deposits	$1,537	56.9%	$1,227	55.0%	$310	25.3%
Short-term borrowings	199	7.4	131	5.9	68	51.9
Long-term borrowings	965	35.7	871	39.1	94	10.8
Total interest expense	$2,701	100.0%	$2,229	100.0%	$472	21.2%

	For The Nine Months Ended
	September 30, 2005		September 30, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Deposits	$4,151	56.0%	$3,544	54.6%	$607	17.1%
Short-term borrowings	545	7.4	367	5.6	178	48.5
Long-term borrowings	2,711	36.6	2,584	39.8	127	4.9
Total interest expense	$7,407	100.0%	$6,495	100.0%	$912	14.0%

Net Interest Margin

The net interest margin (NIM) for the three months ended September 30, 2005 was 4.49% as compared to 4.54% for the corresponding period of 2004.  The decrease in the NIM was the result of the yield on earning assets increasing 28 basis points (bp) to 6.52% for the three months ended September 30, 2005 as compared to 2004 offset by a 44 bp increase in interest bearing liabilities over the same period.  The increase in the yield on earning assets is attributable to a change in the mix of earning assets from taxable investment securities to loans and tax-exempt investment securities. Over the time periods being compared, total average loans, yielding

7.10%, increased $18,671,000, while the lower yielding investment securities portfolio, yielding 5.54%, average balance declined $10,503,000.  In addition, within the investment portfolio, average tax-exempt investment securities accounted for 46.3% of the portfolio for the three months ended September 30, 2005 as compared to 16.9% during the comparable period of 2004.  The NIM impact of the earning asset mix improvement and volume increase in total loans was reduced by rate increases on interest bearing liabilities.  The rates paid on deposit accounts increased to 2.04% as compared to 1.62% for the 2004 period.  This increase was driven by growth in time deposits of $23,565,000 and an increase in the rate paid on time deposits to 3.06% from 2.58% for the three months ended September 30, 2004.  A portion of the increase in volume and rate is due to a CD campaign that was run in conjunction with the opening of the North Atherton Street, State College branch.  The campaign was centered on 13 and 17 month term CD’s with rates slightly above market.  Short-term borrowings incurred a rate increase of 120 bp to 2.92% for the three months ended September 30, 2005 as the prime rate increased to 6.75% at September 30, 2005.

The NIM for the nine months ended September 30, 2005 was 4.52% as compared to 4.47% for the corresponding period of 2004.  The increase in the NIM was the result of the before mentioned growth and change in mix of the earnings assets along with the growth in demand deposits.  The NIM increased for the time periods being compared despite the rate paid on interest bearing liabilities increasing 29 bp, while the yield on earning assets increased 25 bp.  Offsetting the spread compression was an increase in demand deposits that funded $5,658,000 of the $10,407,000 increase in earning assets.

Following is a schedule of average balances and associated yields for the three and nine month periods ended September 30, 2005 and 2004:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	9/30/2005			9/30/2004
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Tax-exempt loans	$7,959	$126	6.28%	$1,446	$20	5.49%
All other loans	323,952	5,816	7.12%	311,794	5,537	7.05%
Total loans	331,911	5,942	7.10%	313,240	5,557	7.04%

Taxable securities	105,186	1,245	4.73%	171,440	1,952	4.55%
Tax-exempt securities	90,551	1,468	6.48%	34,800	639	7.34%
Total securities	195,737	2,713	5.54%	206,240	2,591	5.03%

Total interest-earning assets	527,648	8,655	6.52%	519,480	8,148	6.24%

Other assets	28,941			27,588

Total assets	$556,589			$547,068

Savings	$64,786	126	0.77%	$71,081	148	0.83%
Super Now deposits	50,001	106	0.84%	63,017	126	0.79%
Money market deposits	28,427	109	1.52%	35,031	98	1.11%
Time deposits	155,144	1,196	3.06%	131,579	855	2.58%
Total Deposits	298,358	1,537	2.04%	300,708	1,227	1.62%

Short-term borrowings	27,069	199	2.92%	30,287	131	1.72%
Other borrowings	84,478	965	4.53%	75,878	871	4.55%
Total borrowings	111,547	1,164	4.14%	106,165	1,002	3.74%

Total interest bearing liabilities	409,905	$2,701	2.61%	406,873	$2,229	2.17%

Demand deposits	70,472			65,717
Other liabilities	4,906			4,137
Shareholders’ equity	71,306			70,341

	$556,589			$547,068
Interest rate spread			3.91%			4.07%
Net interest income/margin		$5,954	4.49%		$5,919	4.54%

1.               Information on this table has been calculated using average daily balance sheets to obtain average balances.

2.               Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

3.               Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate.

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended			Nine Months Ended
	9/30/2005			9/30/2004
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Tax-exempt loans	$4,500	$186	5.53%	$1,385	$85	8.21%
All other loans	323,151	16,947	7.01%	294,177	15,522	7.05%
Total Loans	327,651	17,133	6.99%	295,562	15,607	7.06%

Taxable securities	120,425	4,318	4.78%	177,572	6,072	4.56%
Tax-exempt securitites	67,226	3,403	6.75%	31,761	1,717	7.21%
Total securities	187,651	7,721	5.49%	209,333	7,789	4.96%

Total interest-earning assets	515,302	24,854	6.44%	504,895	23,396	6.19%

Other assets	33,361			29,393

Total assets	$548,663			$534,288

Savings	$65,868	382	0.78%	$69,776	432	0.83%
Super Now deposits	51,680	324	0.84%	53,868	276	0.69%
Money market deposits	30,398	306	1.35%	35,264	292	1.11%
Time deposits	144,159	3,139	2.91%	130,293	2,544	2.61%
Total Deposits	292,105	4,151	1.90%	289,201	3,544	1.64%

Short-term borrowings	28,268	545	2.58%	31,683	367	1.55%
Long-term borrowings	79,587	2,711	4.55%	75,403	2,584	4.58%
Total borrowings	107,855	3,256	4.04%	107,086	2,951	3.68%

Total interest bearing liabilities	399,960	7,407	2.48%	396,287	6,495	2.19%

Demand deposits	68,547			62,889
Other liabilities	4,988			4,252
Shareholders’ equity	75,168			70,860

	$548,663			$534,288
Interest rate spread			3.97%			4.00%
Net interest income/margin		$17,447	4.52%		$16,901	4.47%

1.               Information on this table has been calculated using average daily balance sheets to obtain average balances.

2.               Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

3.               Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate.

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine month periods ended September 30, 2005 and 2004.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands)	2005	2004	2005	2004

Total interest income	$8,113	$7,924	$23,634	$22,783
Total interest expense	2,701	2,229	7,407	6,495

Net interest income	$5,412	$5,695	$16,227	$16,288
Tax equivalent adjustment	542	224	1,220	613

Net interest income (fully taxable equivalent)	$5,954	$5,919	$17,447	$16,901

The following table sets forth the respective impact that both volume and rate changes have had on net interest income and the net interest margin for the three and nine month periods ended September 30, 2005 and 2004:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2005 vs 2004			2005 vs 2004
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$328	$57	$385	$1,651	$(124)	$1,527
Taxable investment securities	(781)	74	(707)	(2,037)	283	(1,754)
Tax-exempt investment securities	913	(83)	830	1,802	(116)	1,686
Total interest-earning assets	460	48	508	1,416	43	1,459

Interest expenses:
Savings deposits	(9)	(13)	(22)	(36)	(13)	(49)
Super Now deposits	(27)	8	(19)	(11)	60	49
Money Market deposits	(20)	31	11	(43)	58	15
Time deposits	(576)	915	339	(113)	708	595
Short-term borrowings	(15)	84	69	(44)	221	177
Long-term borrowings	99	(4)	95	142	(16)	126
Total interest-bearing liabilities	(548)	1,021	473	(105)	1,018	913

Change in net interest income	$1,008	$(973)	$35	$1,521	$(975)	$546

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2005, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, employment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $3,338,000 at December 31, 2004 to $3,492,000 at September 30, 2005.  At September 30, 2005, the allowance for loan losses was 1.06% of total loans compared to 1.03% of total loans at December 31, 2004.  Management’s conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date.

The provision for loan losses totaled $180,000 and $540,000 for the three and nine months ended September 30, 2005 as compared to $165,000 and $315,000 the same periods in 2004.  The increases were the result of gross loan growth of $13,920,000, primarily in the commercial category, from September 2004 to September 2005.

An overall decrease of $669,000 was experienced in non-performing loans (non-accrual and 90 days past due) from December 31, 2004 to $1,056,000 at September 30, 2005.  The decrease is the result of several commercial loans being brought to current status due to collection efforts along with other commercial loans being reclassified to other real estate owned, which is presented within other assets on the balance sheet.

Based upon this analysis, as well as the others noted above, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in its loan portfolio.

Non-interest Income

Total non-interest income for the quarter ended September 30, 2005 compared to the same period in 2004 increased $329,000.  Excluding net security gains, the increase from period to period was $180,000.  Bank-owned life insurance income increased $198,000 due to a gain on death benefit of $196,000.  The gain is the result of the difference between the cash value of the insurance policy and the actual benefit received.  Service charge on deposit accounts increased due to the implementation of Bounce Protection during May 2005.  This product provides overdraft protection up to a predetermined amount to non-commercial customers for a per event fee.  The approximate 50% increase in overdraft charges over the 2004 period is attributable to the Bounce Protection program.  Insurance commissions decreased as The M Group enters the slower portion of its sales year.  The management of The M Group continued to gather new and build upon current relationships during the third quarter of 2005, however, the sales cycle for insurance products can take time to complete. The relationship gathering and building has been facilitated by The M Group’s continued ability to align with other banks and credit unions to serve the needs of their customers.  In addition, The M Group has been able to hire additional sales representatives to better cover and expand the current geographic area.

Total non-interest income for the nine months ended September 30, 2005 compared to the same period in 2004 increased $656,000.  Excluding net security gains, the increase from period to period was $337,000.  Insurance commissions represented the majority of the increase as The M Group continued to expand in terms of customer base and geographic area.  The increase in service charge on deposit accounts was driven by the implementation of Bounce Protection during May 2005 as noted above.  The increase in bank-owned life insurance was the result of the previously noted gain on death benefit recognized during the third quarter of 2005.

Non-interest income composition for the three and nine months ended September 30, 2005 and 2004 were as follows:

	For The Three Months Ended
	September 30, 2005		September 30, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Service charge on deposit accounts	$612	26.8%	$499	25.5%	$113	22.6%
Net security gains	556	24.3	407	20.8	149	36.6
Bank owned life insurance	288	12.6	90	4.6	198	220.0
Insurance commissions	507	22.2	637	32.6	(130)	(20.4)
Other income	321	14.1	322	16.5	(1)	(0.3)
Total non-interest income	$2,284	100.0%	$1,955	100.0%	$329	16.8%

	For The Nine Months Ended
	September 30, 2005		September 30, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Service charge on deposit accounts	$1,603	23.9%	$1,497	24.8%	$106	7.1%
Net security gains	1,854	27.7	1,535	25.4	319	20.8
Bank owned life insurance	475	7.1	270	4.5	205	75.9
Insurance commissions	1,802	26.9	1,796	29.7	6	0.3
Other income	964	14.4	944	15.6	20	2.1
Total non-interest income	$6,698	100.0%	$6,042	100.0%	$656	10.9%

Non-interest Expenses

Total non-interest expenses increased $313,000 from the three months ended September 30, 2004 as compared to the same period of 2005.  The increase in salaries and employee benefits was attributable to several items including; standard cost of living salary increases for employees, staffing for the new State College branch, and increased accruals related to incentive and bonus payments.  Occupancy expenses increased due to the new branch opened in May 2005 and due to general increases in utility costs, property taxes, and depreciation.  Other expenses increased primarily due to normal increases in business expenses and expenses surrounding the opening of the new branch.

Total non-interest expenses increased $895,000 from the nine months ended September 30, 2004 as compared to the same period of 2005.  As noted in the three month discussion, the new State College branch impacted the level of non-interest expenses.  In addition, normal increases in business expenses aided the increase in occupancy and other expenses.  Furniture and equipment expenses declined as amortization of software and maintenance on equipment declined as compared to the 2004 period.

Non-interest expense composition for the three and nine months ended September 30, 2005 and 2004 was as follows:

	For The Three Months Ended
	September 30, 2005		September 30, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Salaries and employee benefits	$2,130	55.7%	$1,948	55.5%	$182	9.3%
Occupancy expense, net	261	6.8	231	6.6	30	13.0
Furniture and equipment expenses	262	6.9	226	6.4	36	15.9
Pennsylvania shares tax	138	3.6	131	3.7	7	5.3
Other expense	1,031	27.0	973	27.7	58	6.0
Total non-interest expense	$3,822	100.0%	$3,509	100%	$313	8.9%

	For The Nine Months Ended
	September 30, 2005		September 30, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Salaries and employee benefits	$6,323	55.8%	$5,813	55.8%	$510	8.8%
Occupancy expense, net	838	7.4	704	6.7	134	19.0
Furniture and equipment expenses	717	6.3	721	6.9	(4)	(0.6)
Pennsylvania shares tax	417	3.7	377	3.6	40	10.6
Other expense	3,035	26.8	2,820	27.0	215	7.6
Total non-interest expense	$11,330	100.0%	$10,435	100.0%	$895	8.6%

Provision for Income Taxes

Income taxes decreased $404,000 and $645,000 for the three and nine month periods ended September 30, 2005 compared to the same periods of 2004.  The effective tax rate for the three months ended September 30, 2005 and 2004 were 20.2% and 28.9%, respectively.  The nine months ended September 30, 2005 had an effective tax rate of 23.8% as compared to 28.3% for the comparable period of 2004.  The decreasing effective tax rate is consistent with management’s repositioning of the investment portfolio from taxable investment securities to tax-exempt investment securities.  In addition, increased bank-owned life insurance related to a gain on death benefit aided in reducing the effective tax rate for the three and nine month periods of 2005.

ASSET/LIABILITY MANAGEMENT

Cash

Cash and cash equivalents increased $514,000 from $12,626,000 at December 31, 2004.  The increase was the result of an increase in the cash letter (items in process of clearing between the bank and other financial institutions).

Loans

Total gross loans increased $6,146,000 to $330,651,000 at September 30, 2005 from December 31, 2004.  The increase is primarily a result of continued emphasis in obtaining commercial loans as commercial and agricultural loans increased $4,990,000 since December 31, 2004.

The allocation of the loan portfolio, by category, as of September 30, 2005 and December 31, 2004 are presented below:

	September 30,	December 31,
(In Thousands)	2005	2004
Commercial and agricultural	$35,093	$30,103
Real estate mortgage:
Residential	149,150	147,461
Commercial	120,410	123,757
Construction	10,040	8,364
Installment loans to individuals	16,983	15,915
Less: Net deferred loan fees	1,025	1,096
Gross loans	$330,651	$324,504

Investments

Total investment securities increased $7,584,000 as deposit growth in excess of loan growth was invested in tax-exempt investment securities.  Since December 31, 2004, tax-exempt bond holdings have increased $44,394,000 as the cash flows from mortgage-backed investment securities funded the increase. The growth in tax-exempt investment securities was undertaken to maintain tax equivalent yield, liquidity, provide call option protection, reduce the overall corporate effective tax rate, and to invest in communities across the Commonwealth of Pennsylvania and the country.

During the nine months ended September 30, 2005, $1,854,000 in net security gains were recognized from the $6,563,000 in net unrealized gains at December 31, 2004 for the available for sale investment portfolio.  The bond portfolio incurred a net realized gain of $45,000 as the portfolio was shifted slightly in light of the current rising rate environment and the desire to increase the use of the investment portfolio as a vehicle to manage the corporate tax rate.  The equity portfolio had recognized gains of $1,809,000 during the nine months ended September 30,

2005.  The gains were the result of management’s intention to diversify, increase dividend yield, or to reduce ownership in companies that management felt had reached their full potential.

The amortized cost of investment securities and their approximate fair values are as follows:

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for Sale (AFS)
U.S. Government and agency securities	$66,947	$24	$(1,063)	$65,908
State and political securities	94,951	1,929	(490)	96,390
Other debt securities	1,381	24	(12)	1,393
Total debt securities	163,279	1,977	(1,565)	163,691
Equity securities	25,860	3,070	(582)	28,348
Total Investment Securities AFS	$189,139	$5,047	$(2,147)	$192,039

Held to Maturity (HTM)
U.S. Government and agency securities	$29	$2	$—	$31
Other debt securities	237	—	(27)	210
Total Investment Securities HTM	$266	$2	$(27)	$241

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for Sale (AFS)
U.S. Government and agency securities	$104,248	$207	$(430)	$104,025
State and political securities	46,829	766	(527)	47,068
Other debt securities	1,302	47	(7)	1,342
Total debt securities	152,379	1,020	(964)	152,435
Equity securities	25,221	6,579	(72)	31,728
Total Investment Securities AFS	$177,600	$7,599	$(1,036)	$184,163

Held to Maturity (HTM)
U.S. Government and agency securities	$32	$—	$—	$32
State and political securities	248	3	—	251
Other debt securities	278	—	—	278
Total Investment Securities HTM	$558	$3	$—	$561

Other Assets

The increase in other assets of $9,158,000 since December 31, 2004 is the result of two events.  During September 2004, an investment in a low income housing complex was undertaken as part of the company’s reinvestment into the community and for corporate tax planning purposes.  The $3,124,000 investment will generate federal income tax credits for 10 years beginning when the complex reaches 95% occupancy.  The majority of the remaining increase is the result of a receivable in the amount $4,960,000 related to investment portfolio trades that were initiated during September 2005 but did not settle until October 2005.

Deposits

At September 30, 2005, total deposits were $363,190,000, an increase of $6,354,000 from December 31, 2004.  Non-time deposits decreased $20,895,000 from December 31, 2004 with the decrease occurring in all non-time deposit account categories.  The increase in time deposits of $27,249,000 is the result of a combination of a CD gathering campaign run in conjunction with the Atherton Street, State College branch opening, transfer of funds from non-time to time deposit accounts, and the obtainment of municipal funds which mature in under a year.

Deposit balances and their changes for the periods being discussed follow:

	September 30, 2005		December 31, 2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total
Demand deposits	$72,053	19.8%	$74,050	20.8%	$(1,997)	(2.7)%
NOW Accounts	49,064	13.5	55,211	15.5	(6,147)	(11.1)
Insured MMDA	26,757	7.4	32,377	9.1	(5,620)	(17.4)
Savings deposits	62,676	17.3	69,807	19.6	(7,131)	(10.2)
Time deposits	152,640	42.0	125,391	35.0	27,249	21.7
Total deposits	$363,190	100.0%	$356,836	100.0%	$6,354	1.8%

Borrowed Funds

Total borrowed funds increased to $124,888,000 at September 30, 2005 as compared to December 31, 2004.  The increase in short-term borrowings are being utilized to supplement deposits in the day to day funding of the loan portfolio and normal operations.  Long-term borrowings were utilized to replace maturing long-term advances, while locking in a competitive rate in advance of projected rate increases.

	September 30	December 31
(In Thousands)	2005	2004
Short-term borrowings:
FHLB repurchase agreements	$5,465	$22,630
Short-term borrowings, FHLB	19,855	—
Securities sold under agreement to repurchase	15,090	13,845
Total short-term borrowings	40,410	36,475

Long-term borrowings, FHLB	84,478	75,878
Total borrowed funds	$124,888	$112,353

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

Capital ratios as of September 30, 2005 and 2004 were as follows:

	2005		2004
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$73,683	21.0%	$71,225	22.1%
For Capital Adequacy Purposes	28,130	8.0	25,768	8.0
To Be Well Capitalized	35,162	10.0	32,210	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$69,071	19.6%	$65,286	20.3%
For Capital Adequacy Purposes	14,065	4.0	12,884	4.0
To Be Well Capitalized	21,097	6.0	19,326	6.0

Tier I Capital (to Average Assets)

Actual	$69,071	12.6%	$65,286	12.1%
For Capital Adequacy Purposes	22,008	4.0	21,655	4.0
To Be Well Capitalized	27,510	5.0	27,068	5.0

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the Federal Home Loan Bank of $206,685,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $25,500,000. Management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  Federal Home Loan Bank advances totaled $109,798,000 as of September 30, 2005.

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

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced a repurchase program on August 10, 2000 which was approved by the Board of Directors on August 8, 2000 for the repurchase of 171,600 shares which was set to expire on August 8, 2005.  However, on July 27, 2005, the Company announced that the Board of Directors had elected to extend the terms of the repurchase program by one year with a new expiration date of August 8, 2006. During the three months ended September 30, 2005 there were 2,500 shares repurchased as part of the repurchase program.

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs
July 1, 2005 to July 31, 2005	—	—	—	49,809

August 1, 2005 to August 31, 2005	2,500	$46.00	2,500	49,809

September 1, 2005 to September 30, 2005	—	—	—	49,809

Total	2,500	$46.00	2,500	49,809

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On October 25, 2005 the Board of Directors declared a 6 for 5 stock split.  The split will increase shares outstanding by 20% or approximately 663,917 shares. Total outstanding shares after the split will total approximately 3,983,506.  The split is payable November 18, 2005 to shareholders of record November 4, 2005.  Cash will be paid in lieu of fractional shares.

Item 6. Exhibits

(3) (i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-4, No. 333-65821).
(3) (ii)	Bylaws of the Registrant as presently in effect (incorporated by reference to Exhibit 3 (ii) of the Registrant’s current report on Form 8-K filed June 17, 2005.
(10) (i)

Consulting Agreement, dated July 15, 2005, between Hubert A. Valencik and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed on July 18, 2005).

(31) (i)	Rule 13a-14(a) Certification of Chief Executive Officer
(31) (ii)	Rule 13a-14(a) Certification of Principal Financial Officer
(32) (i)	Certification of Chief Executive Officer Section 1350
(32) (ii)	Certification of Principal Financial Officer Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	November 8, 2005	/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer

Date:	November 8, 2005	/s/ Brian L. Knepp
Brian L. Knepp, Vice President of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Principal Financial Officer