Form 10-K
period 2005-12-31
PENNS WOODS BANCORP INC
filed 2006-03-16
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                                    to

Commission file number 0-17077

PENNS WOODS BANCORP, INC.

(exact name of registrant as specified in its charter)

Pennsylvania	23-2226454
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

300 Market Street, P.O. Box 967
Williamsport, Pennsylvania 17703-0967
(Address of principal executive offices)

Registrant’s telephone number, including area code     (570) 322-1111

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	which registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, par value $8.33 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes                                                               ☒         No        ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer  ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

State the aggregate market value of the voting stock held by non-affiliates of the registrant $124,212,908 at June 30, 2005.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2006
Common Stock, $8.33 Par Value	3,955,787 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 26, 2006 are incorporated by reference in Part III hereof.

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

The Bank is engaged in commercial and retail banking and the taking of time and regular savings and demand deposits, the making of commercial and consumer loans and mortgage loans, and safe deposit services. Auxiliary services, such as cash management, are provided to commercial customers. The Bank operates full banking services with twelve branch offices in Northcentral Pennsylvania.

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

The Bank employed approximately 189 persons as of December 31, 2005 in either a full-time or part-time capacity. The Company does not have any employees. The principal officers of the Bank also serve as officers of the Company.

A copy of the Code of Ethics and Code of Conduct for the Corporation can be requested from Brian Knepp, Vice President of Finance, at 300 Market Street, Williamsport, PA 17701. A link with access to the Corporation’s SEC 10K filings, annual reports, and quarterly filings can be found at www.jssb.com.

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

Prompt Corrective Action - The FDIC has specified the levels at which an insured institution will be considered “well- capitalized,” “adequately capitalized,” “undercapitalized,” and “critically undercapitalized.” In the event an institution’s capital deteriorates to the “undercapitalized” category or below, the Federal Deposit Insurance Act (the “FDIA”) and FDIC regulations prescribe an increasing amount of regulatory intervention, including: (1) the institution of a capital restoration plan by a bank and a guarantee of the plan by a parent institution; and (2) the placement of a hold on increases in assets, number of branches, or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well-capitalized institutions, the FDIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity.

Deposit Insurance - There are presently two deposit insurance funds administered by the FDIC - the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”). The Bank’s deposits are insured under the BIF; however, the deposits assumed by the Bank in connection with the merger of Lock Haven Savings Bank are treated and assessed as SAIF-insured deposits. The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measure. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution’s subgroup assignment is based upon the FDIC’s judgment of the institution’s strength in light of supervisory evaluations, including examination reports, statistical analyses, and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.0% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group. As of December 31, 2005, the Bank’s ratios were well above required minimum ratios.

The BIF and SAIF assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation (“FICO”) bonds. FICO was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The current annual FICO assessment for the Bank (and all banks) is $.0132 per $100 of BIF deposits.

In February 2006, deposit insurance modernization legislation was enacted. When the new law becomes effective ( different sections to take effect in the third and fourth quarters of 2006), it will merge the BIF and SAIF into a single Deposit Insurance Fund, increase deposit insurance coverage for IRAs to $250,000, provide for the future increase of deposit insurance on all accounts by authorizing the FDIC to index the coverage to the rate of inflation, authorize the FDIC to set the reserve ratio of the combined Deposit Insurance Fund at a level between 1.15% and 1.50%, and permit the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios. New deposit insurance assessment rates will not be known until the FDIC conducts extensive research and issues new assessment rates. While the possible assessment rates are unknown, the FDIC has stated that it expects that all banks will be assessed some amount for deposit insurance based upon present expectations. Banks in existence prior to 1996 will receive a partial credit for past deposit insurance premiums paid, but the amount of the credit for a specific bank will not be known until new regulations implementing the assessments and the credits are adopted.

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

The Sarbanes-Oxley Act of 2002 was enacted to enhance penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws. The Sarbanes-Oxley Act generally applies to all companies, including the Company, that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or the Exchange Act. The legislation includes provisions, among other things, governing the services that can be provided by a public company’s independent auditors and the procedures for approving such services, requiring the chief executive officer and principal accounting officer to certify certain matters relating to the company’s periodic filings under the Exchange Act, requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest, increasing disclosure requirements relating to critical financial accounting policies and their application, increasing penalties for securities law violations, and creating a new public accounting oversight board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control, and ethics standards for accounting firms. In response to the legislation, the national securities exchanges and NASDAQ have adopted new rules relating to certain matters, including the independence of members of a company’s audit committee as a condition to listing or continued listing.

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

Effect of Government Monetary Policies

The earnings of the Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies. The monetary policies of the FRB have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The FRB has a major effect upon the levels of bank loans, investments, and deposits through its open market operations in the United States Government securities and through its regulation of, among other things, the discount rate on borrowing of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

DESCRIPTION OF BANK

History and Business

Jersey Shore State Bank (“Bank”) was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly owned subsidiary of the Company on July 12, 1983.

As of December 31, 2005, the Bank had total assets of $552,631,000; total shareholders’ equity of $57,170,000 and total deposits of $352,860,000. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation for the maximum amount provided under current law.

The Bank engages in business as a commercial bank, doing business at several locations in Lycoming, Clinton, and Centre Counties, Pennsylvania. The Bank offers insurance and securities brokerage services through its wholly owned subsidiary, The M Group, Inc. D/B/A The Comprehensive Financial Group.

Services offered by the Bank include accepting time, demand and savings deposits including Super NOW accounts, regular savings accounts, money market accounts, investment certificates, fixed rate certificates of deposit, and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions, making construction and mortgage loans, and the renting of safe deposit facilities. Additional services include making residential mortgage loans, revolving credit loans with overdraft protection, small business loans, etc. Business loans include seasonal credit collateral loans and term loans.

The Bank’s loan portfolio mix can be classified into four principal categories of real estate, agricultural, commercial, and consumer.

Real estate loans can be further segmented into construction and land development, farmland, one-to-four family residential, multi-family, and commercial or industrial. Qualified borrowers are defined by policy or by industry underwriting standards. Owner provided equity requirements range from 20% to 30% with a first lien status required. Terms are restricted to between 10 and 20 years with the exception of construction and land development, which is limited to one to five years. Appraisals, verifications, and visitations comply with industry standards.

Financial information that is required on all commercial mortgages includes the most current three years balance sheets and income statements and projections on income to be developed through the project. In the case of corporations and partnerships, the principals are often asked to indebt themselves personally as well. Residential mortgages, repayment ability is determined from information contained in the application and recent income tax returns. Emphasis is on credit, employment, income, and residency verification. Broad hazard insurance is always required and flood insurance where applicable. In the case of construction mortgages, builders risk insurance is requested.

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

Commercial loans are made for the acquisition and improvement of real estate, purchase of equipment, and for working capital purposes on a seasonal or revolving basis. Criteria were discussed under real estate financing for such loans, but it is important to note that such loans may be made in conjunction with the Pennsylvania Industrial Development Authority. Caution is also exercised in taking industrial property for collateral by requiring, on a selective basis, environmental audits.

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

Seasonal and revolving lines of credit are offered for working capital purposes. Collateral for such a loan includes the pledge of inventory and/or receivables. Drawing availability is usually 50% of inventory and 75% of eligible receivables. Eligible receivables are defined as invoices less than 90 days delinquent. Exclusive reliance is very seldom placed on such collateral; therefore, other lienable assets are also taken into the collateral pool. Where reliance is placed on inventory and accounts receivable, the applicant must provide financial information including agings on a monthly basis. In addition, the guaranty of the principals is usually obtained.

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

Consumer loan products include second mortgages, automobile financing, small loan requests, overdraft check lines, and PHEAA referral loans. Our policy includes standards used in the industry on debt service ratios and terms are consistent with prudent underwriting standards and the use of proceeds. Verifications are made of employment and residency, along with credit history. Second mortgages are confined to equity borrowing and home improvements. Terms are generally ten years or less and rates are fixed. Loan to collateral value criteria is 80% or less and verifications are made to determine values. Automobile financing is generally restricted to five years and done on a direct basis. The Bank, as a practice, does not floor plan and therefore does not discount dealer paper. Small loan requests are to accommodate personal needs such as the purchase of small appliances or for the payment of taxes. Overdraft check lines are limited to $5,000 or less.

The Bank’s investment portfolio is analyzed and priced on a monthly basis. Investments are made in U.S. Treasuries, U.S. Agency issues, bank qualified municipal bonds, corporate bonds, and corporate stocks which consist of Pennsylvania bank stocks. Bonds with BAA or better ratings are used, unless a local issue is purchased that has a lesser or no rating.

Factors taken into consideration when investments are made include liquidity, the Company’s tax position, and the policies of the Asset/Liability Committee.

Although the Bank has regular opportunities to bid on pools of funds of $100,000 or more in the hands of municipalities, hospitals, and others, it does not rely on these monies to fund loans on intermediate or longer-term investments. Minor seasonal growth in deposits is experienced at or near the year-end.

The Bank operates twelve full service offices in Lycoming, Clinton, and Centre Counties, Pennsylvania. The economic base of the region is developed around service, light manufacturing industries, and agriculture. The banking environment in Lycoming, Clinton, and Centre Counties, Pennsylvania is highly competitive. The Bank competes for loans and deposits with commercial banks, savings and loan associations, and other financial institutions.

The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state, and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits.

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

ITEM 1A – RISK FACTORS

The following sets forth several risk factors that are unique to the Company.

Changes in interest rates could reduce our income, cash flows and asset values.

Our income and cash flows and the value of our assets depend to a great extent on the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits and borrowings but will also affect our ability to originate loans and obtain deposits and the value of our investment portfolio. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. Our earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.

Economic conditions either nationally or locally in areas in which our operations are concentrated may adversely affect our business.

Deterioration in local, regional, national or global economic conditions could cause us to experience a reduction in deposits and new loans, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could adversely affect our performance and financial condition. Unlike larger banks that are more geographically diversified, we provide banking and financial services locally. Therefore, we are particularly vulnerable to adverse local economic conditions.

Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance.

Despite our underwriting criteria, we may experience loan delinquencies and losses. In order to absorb losses associated with nonperforming loans, we maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Determination of the allowance inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. At any time there are likely to be loans in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be sure that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit losses on those loans that are identified. We may be required to increase our allowance for loan losses for any of several reasons. Federal regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance. In addition, if charge-offs in future periods exceed our allowance for loan losses, we will need additional increases in our allowance for loan losses. Any increases in our allowance for loan losses will result in a decrease in our net income and, possibly, our capital, and may materially affect our results of operations in the period in which the allowance is increased.

Many of our loans are secured, in whole or in part, with real estate collateral which is subject to declines in value.

In addition to considering the financial strength and cash flow characteristics of a borrower, we often secure our loans with real estate collateral. Real estate values and the real estate market are generally affected by, among other things, changes in local, regional or national economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate real estate collateral securing loans during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Competition may decrease our growth or profits.

We face substantial competition in all phases of our operations from a variety of different competitors, including commercial banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, factoring companies, leasing companies, insurance companies and money market mutual funds. There is very strong competition among financial services providers in our principal service area. Our competitors may have greater resources, higher lending limits or larger branch systems than we do. Accordingly, they may be able to offer a broader range of products and services as well as better pricing for those products and services than we can.

In addition, some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on federally insured financial institutions. As a result, those nonbank competitors may be able to access funding and provide various services more easily or at less cost than we can, adversely affecting our ability to compete effectively.

We may be adversely affected by government regulation.

The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Changes in the laws, regulations, and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition.

We rely on our management and other key personnel, and the loss of any of them may adversely affect our operations.

We are and will continue to be dependent upon the services of our executive management team. In addition, we will continue to depend on our ability to retain and recruit key commercial loan officers. The unexpected loss of services of any key management personnel or commercial loan officers could have an adverse effect on our business and financial condition because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Environmental liability associated with lending activities could result in losses.

In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances were discovered on any of these properties, we could be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit use of properties we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

Failure to implement new technologies in our operations may adversely affect our growth or profits.

The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-

based banking and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, we can provide no assurance that we will be able properly or timely to anticipate or implement such technologies or properly train our staff to use such technologies. Any failure to adapt to new technologies could adversely affect our business, financial condition or operating results.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation, commonly referred to as the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is subject to the same market forces that affect the price of common stock in any company.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM  2    PROPERTIES

The Company owns and leases its properties. Listed herewith are the locations of properties owned or leased, in which the banking offices are located; all properties are in good condition and adequate for the Bank’s purposes:

Office

Address

Main	115 South Main Street P.O. Box 5098 Jersey Shore, Pennsylvania 17740	Owned

Bridge Street	112 Bridge Street Jersey Shore, Pennsylvania 17740	Owned

DuBoistown	2675 Euclid Avenue Williamsport, Pennsylvania 17702	Owned

Williamsport	300 Market Street P.O. Box 967 Williamsport, Pennsylvania 17703-0967	Owned

Montgomery	9094 Rt 405 Highway Montgomery, Pennsylvania 17752	Under Lease

Lock Haven	4 West Main Street Lock Haven, Pennsylvania 17745	Owned

Mill Hall	(Inside Wal-Mart), 173 Hogan Boulevard Mill Hall, Pennsylvania 17751	Under Lease

Spring Mills	3635 Penns Valley Road, P.O. Box 66 Spring Mills, Pennsylvania 16875	Owned

Centre Hall	2842 Earlystown Road Centre Hall, Pennsylvania 16828	Land Under Lease

Zion	100 Cobblestone Road Bellefonte, Pennsylvania 16823	Under Lease

State College	(Inside Wal-Mart), 1665 North Atherton Place State College, Pennsylvania 16803	Under Lease

State College	2050 North Atherton Street State College, Pennsylvania 16803	Land Under Lease

The M Group, Inc. D/B/A The	705 Washington Boulevard Williamsport, Pennsylvania 17701	Under Lease

Comprehensive Financial Group

ITEM  3    LEGAL PROCEEDINGS

The Company is subject to lawsuits and claims arising out of its business. In the opinion of management, after review and consultation with counsel, any proceedings that may be assessed will not have a material adverse effect on the consolidated financial position of the Company.

ITEM  4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

ITEM 4A  EXECUTIVE OFFICERS OF THE REGISTRANT:

NAME	AGE	FIVE-YEAR ANALYSIS OF DUTIES
Ronald A. Walko	59

President and Chief Executive Officer of the Company; the Bank; The M Group; and Woods Investment Company, Inc.; President of Woods Real Estate Development Co, Inc.; and Federal Bank examiner prior to 1986 for an eighteen-year period.

Thomas A. Donofrio	51

Executive Vice President and Chief Administrative Officer of the Company and Bank; Vice President of Woods Real Estate Development Co, Inc.; Executive Vice President of Woods Investment Company, Inc. and President of a bank data processing company prior to 2005 for a period of three years.

PART II

ITEM  5    MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

			Dividends
	HIGH	LOW	Declared
2003
First quarter	$34.39	$27.38	$0.23
Second quarter	39.53	31.43	0.23
Third quarter	35.27	32.20	0.23
Fourth quarter	39.93	34.04	0.57
2004
First quarter	$40.33	$35.92	$0.29
Second quarter	39.09	35.39	0.29
Third quarter	42.29	36.80	0.29
Fourth quarter	41.77	37.72	0.60
2005
First quarter	$41.67	$38.58	$0.38
Second quarter	41.58	37.08	0.38
Third quarter	38.30	36.76	0.39
Fourth quarter	39.76	36.67	0.41

The Bank has paid cash dividends since 1941. The Company has paid dividends since the effective date of its formation as a bank holding company. It is the present intention of the Registrant’s Board of Directors to continue the dividend payment policy; however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Registrant considers dividend policy. Cash available for dividend distributions to shareholders of the Registrant must initially come from dividends paid by the Bank to the Company. Therefore, the restrictions on the Bank’s dividend payments are directly applicable to the Company.  See also the information appearing in Note 17 to the Consolidated Financial Statements included elsewhere in the Annual Report for additional information related to dividend restrictions.

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

As of March 7, 2006, the Registrant had approximately 1,255 shareholders of record.

Following is a schedule of the shares of the Company’s common stock purchased by the Company during the fourth quarter of 2005.

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar Value)
	Total Number of	Average Price Paid	Purchased as Part	of Shares (or Units) that
	Shares (or Units)	per Share (or Units)	of Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs
Month#1(October 1- October 31, 2005)	—	$—	—	—
Month#2 (November 1- November 30, 2005)	7,000	39.20	7,000	39,693
Month#3 (December 1,- December 31, 2005)	4,000	38.95	4,000	35,693

ITEM  6    SELECTED FINANCIAL DATA

The following table sets forth certain financial data as of and for each of the years in the five-year period ended December 31, 2005.

(In Thousands, Except Per Share Data)	2005	2004	2003	2002	2001

Consolidated Statement of Income Data:
Interest income	$30,903	$29,845	$28,384	$28,465	$27,893
Interest expense	10,381	8,768	9,265	10,846	12,481
Net interest income	20,522	21,077	19,119	17,619	15,412
Provision for loan losses	720	465	255	365	372
Net interest income after provision for loan losses	19,802	20,612	18,864	17,254	15,040
Noninterest income	9,431	8,918	9,150	5,965	5,829
Noninterest expense	15,108	14,184	13,137	12,086	11,149
Income before income taxes	14,125	15,346	14,877	11,133	9,720
Applicable income taxes	3,224	4,263	3,703	2,247	1,978
Net Income	$10,901	$11,083	$11,174	$8,886	$7,742

Consolidated Balance Sheet at End of Period:
Total assets	$568,668	$546,703	$527,381	$472,206	$424,810
Loans	338,438	324,505	275,828	257,845	251,623
Allowance for loan losses	(3,679)	(3,338)	(3,069)	(2,953)	(2,927)
Deposits	352,529	356,836	334,318	339,848	305,150
Long-term debt — other	84,478	75,878	70,878	51,778	41,778
Shareholders’ equity	73,919	73,165	69,769	63,142	55,252

Per Share Data:

Earnings per share - Basic	$2.75	$2.78	$2.79	$2.22	$1.92
Earnings per share - Diluted	2.74	2.78	2.79	2.22	1.92
Cash dividends declared	1.56	1.47	1.24	1.03	0.93
Book value	18.59	18.36	17.50	15.78	13.78
Number of shares outstanding, at end of period	3,975,787	3,985,832	3,985,872	3,637,595	3,647,508
Average number of shares outstanding-basic	3,971,926	3,990,008	3,996,702	4,003,575	4,046,214
Selected financial ratios:
Return on average shareholders’ equity	14.54%	15.49%	16.60%	15.00%	14.38%
Return on average total assets	1.97%	2.06%	2.24%	2.01%	1.95%

Net interest income to average interest earning assets	4.30%	4.33%	4.36%	4.25%	4.16%
Dividend payout ratio	57.10%	52.72%	44.76%	46.40%	48.17%
Average shareholders’ equity to average total assets	13.56%	13.30%	13.51%	13.39%	13.54%
Loans to deposits, at end of period	96.00%	90.94%	82.50%	75.87%	82.46%

Per share data and number of shares outstanding have been adjusted in each reporting period to give retroactive effect to a 10% stock dividend issued November 13, 2003 and a six for five stock split issued November 18, 2005.

ITEM 7     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 34%. The tax equivalent adjustments to net interest income for 2005, 2004, and 2003 were $1,764,000, $906,000, and $1,367,000, respectively.

2005 vs 2004

Reported net interest income decreased $555,000 or 2.6 % from the year ended December 31, 2004 to 2005. Total interest income increased $1,058,000 and is attributed to the increase of $27,940,000 in the average balance of the loan portfolio coupled with an increase of the tax equivalent yield on investment securities of 46 basis points offset partially by a decrease in the average balance of the investment securities of $17,608,000.

On a tax equivalent basis, net interest income increased to $22,286,000 from $21,983,000 for the year ended December 31, 2004. The tax equivalent interest income on the investment portfolio remained stable despite a decrease in the average balance of the investment portfolio of $17,608,000. Offsetting the decline in average balance of the portfolio was a shift in the portfolio to tax-exempt bonds from taxable. This repositioning was undertaken to provide portfolio call protection, strategic investment at the community level, and as part of the Company’s tax strategy. The net growth in the volume of the loan portfolio has generated additional interest income that has offset the 3 basis point increase in the overall yield of the portfolio.

For the year ended December 31, 2005, reported interest expense increased $1,613,000 over the same period of 2004. Over half of the increased level of interest expense was due to market driven increases in the rates paid on deposit accounts. The increases are primarily the result of the continued rate increases enacted by the Federal Open Markets Committee (FOMC) coupled with aggressive pricing competition for deposits. In addition, deposit dollars have shifted from lower rate transaction based accounts to higher rate time deposits over the past year. This shift has resulted in the average balance of time deposits increasing $16,051,000 in 2005 as compared to 2004. The shift in dollars and the FOMC rate increases resulted in the average rate paid on deposits increasing to 1.98% from 1.65% for the year ended December 31, 2004 with the time deposit portfolio average rate increasing 40 basis points over the time period.

The Company increased long-term borrowing during 2005 through the FHLB to minimize future borrowing costs and to enhance liability positioning. These additional borrowings were utilized by management to replace maturing debt and to supplement the funding of the growth in the loan portfolio. The increase in the expense on long-term borrowings is the result of average balances of long-term FHLB borrowings increasing $5,093,000 while the weighted average interest rate on the long-term debt remained constant. Short-term borrowing interest increased $392,000 as a result of the before mentioned FOMC rate increases and an increase of the average balances outstanding during the year of $460,000.

2004 vs 2003

Reported net interest income increased $1,985,000 or 10.2% from fiscal 2003 to 2004. Total interest income increased $1,461,000 and is attributed to the increase of $41,067,000 in the average balance of the loan portfolio offset partially by the decrease in the average balance of the investment securities of $2,490,000 and a decrease in the return of loans of 62 basis points.

On a tax equivalent basis, net interest income increased 7.3% or $1,497,000, to $21,983,000 in a period when both average interest earning assets and average interest-bearing liabilities increased. The increase of taxable security income of $1,216,000 is due to the purchases of U.S. Government securities over the past year, with the average of these securities increasing $17,221,000, while the decrease in the average of tax-exempt State & Political securities decreased tax equivalent interest income $1,366,000. The investment portfolio has been repositioned from longer term assets to shorter term assets to take advantage of the cash flow opportunities for reinvestment in anticipation of rising rates. The net growth in the volume of the loan portfolio has generated additional interest income that has offset the 29 basis point decline in the overall earning asset weighted average interest rate.

Within the loan portfolio, a 62 basis point decrease of the tax equivalent return on loans was offset by an increase of $41,067,000 in the average balance of loans when comparing the year 2004 to the year 2003. Variable rate loans within the portfolio and other new loan originations at lower effective rates aided in the reduction of income compared to a year ago because of the historically low rates.

For the year ended December 31, 2004, reported interest expense decreased $497,000 or 5.4% over the same period of 2003. Lower rates for all deposit accounts contributed the most substantial decrease in interest expense. The weighted average rate on deposits declined 38 basis points for 2004 as compared to 2003. Interest expense on time deposits decreased $538,000 due to both the 39 basis point decline in the weighted average rate and the decrease in the average balance of $1,020,000.

During 2004, the Company borrowed an additional $5,000,000 in long term advances through the FHLB to minimize future borrowing costs and to enhance liability positioning. These additional borrowings were utilized by management to fund the substantial loan growth of 2004. The $273,000 increase in expense on long-term borrowings is the result of average balances of long term FHLB borrowings increasing $8,442,000 partially offset by the 17 basis point decline in the resulting weighted average interest rate for the year ending December 31, 2004 compared to the same period in 2003. Interest paid on short-term borrowings increased $111,000 as a result of an increase of the average balances outstanding during the year of $6,866,000. The opportunity to borrow from the Federal Home Loan Bank at historically low interest rates was utilized to assist the funding of the loan portfolio growth and is attributed to the increase of interest expense paid on borrowings.

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

(In Thousands)	2005
	Average Balance	Interest	Average Rate
ASSETS:
Tax-exempt loans	$5,370	$307	5.72%
All other loans	325,177	21,924	6.74%
Total Loans	330,547	22,231	6.73%

Taxable securities	115,041	5,554	4.83%
Tax-exempt securitites	72,892	4,882	6.70%
Total securities	187,933	10,436	5.55%

Total interest-earning assets	518,480	32,667	6.30%

Other assets	34,181

Total assets	$552,661

LIABILITIES:
Savings	$64,795	500	0.77%
Super Now deposits	50,756	438	0.86%
Money market deposits	29,317	412	1.41%
Time deposits	146,391	4,424	3.02%
Total Deposits	291,259	5,774	1.98%

Short-term borrowings	32,114	931	2.90%
Long-term borrowings	80,820	3,676	4.55%
Total borrowings	112,934	4,607	4.08%

Total interest-bearing liabilities	404,193	10,381	2.57%

Demand deposits	69,457
Other liabilities	4,057
Shareholders’ equity	74,954

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$552,661
Interest rate spread			3.73%
Net interest income/margin		$22,286	4.30%

*    Fees on loans are included with interest on loans. Loan fees are included in interest income as follows:  2005 $149,000, 2004 $171,000, 2003 $184,000

*    Information on this table has been calculated using average daily balances to obtain average balances for the year.

*    Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

*    Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income utilizing a 34% tax rate.

	2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:
Tax-exempt loans	$1,359	$82	6.03%	$1,008	$68	6.75%
All other loans	301,248	20,207	6.71%	260,532	19,070	7.32%
Total Loans	302,607	20,289	6.70%	261,540	19,138	7.32%

Taxable securities	170,876	7,876	4.61%	153,655	6,661	4.34%
Tax-exempt securitites	34,665	2,586	7.46%	54,376	3,952	7.27%
Total securities	205,541	10,462	5.09%	208,031	10,613	5.10%

Total interest-earning assets	508,148	30,751	6.05%	469,571	29,751	6.34%

Other assets	29,498			28,809

Total assets	$537,646			$498,380

LIABILITIES:
Savings	$69,796	578	0.83%	$64,583	755	1.17%
Super Now deposits	54,690	391	0.71%	43,983	328	0.75%
Money market deposits	35,164	392	1.11%	38,602	621	1.61%
Time deposits	130,340	3,414	2.62%	131,361	3,952	3.01%
Total Deposits	289,990	4,775	1.65%	278,529	5,656	2.03%

Short-term borrowings	31,857	539	1.69%	25,446	428	1.68%
Long-term borrowings	75,727	3,454	4.56%	67,285	3,181	4.73%
Total borrowings	107,584	3,993	3.71%	92,731	3,609	3.89%

Total interest-bearing liabilities	397,574	8,768	2.21%	371,260	9,265	2.50%

Demand deposits	64,434			56,672
Other liabilities	4,091			3,121
Shareholders’ equity	71,547			67,327

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$537,646			$498,380
Interest rate spread			3.85%			3.84%
Net interest income/margin		$21,983	4.33%		$20,486	4.36%

Reconcilement of Taxable Equivalent Net Interest Income

	2005	2004	2003

Total interest income	$30,903	$29,845	$28,384
Total interest expense	10,381	8,768	9,265

Net interest income	20,522	21,077	19,119
Tax equivalent adjustment	1,764	906	1,367

Net interest income (fully taxable equivalent)	$22,286	$21,983	$20,486

Rate/Volume Analysis

The table below sets forth certain information regarding changes in our interest income and interest expense for the periods indicated. For interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume). Increases and decreases due to both interest rate and volume, which cannot be separated, have been allocated proportionally to the change due to volume and the change due to interest rate. Income and interest rates are on a taxable equivalent basis.

	Year Ended December 31,
	2005 vs 2004			2004 vs 2003
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Taxable investment securities	$(2,681)	$359	$(2,322)	$855	$360	$1,215
Tax-exempt investment securities	2,585	(289)	2,296	(1,467)	101	(1,366)
Loans	1,614	103	1,717	2,818	(1,681)	1,137
Loans, tax-exempt	229	(4)	225	22	(8)	14
Total interest-earning assets	1,747	169	1,916	2,228	(1,228)	1,000

Interest expenses:
Savings deposits	17	(95)	(78)	57	(234)	(177)
Super Now deposits	(29)	76	47	77	(14)	63
Money market deposits	(72)	92	20	(62)	(167)	(229)
Time deposits	161	849	1,010	(31)	(507)	(538)
Short-term borrowings	8	384	392	116	(5)	111
Long-term borrowings	231	(9)	222	388	(115)	273
Total interest-bearing liabilities	316	1,297	1,613	545	(1,042)	(497)
Change in net interest income	$1,431	$(1,128)	$303	$1,683	$(186)	$1,497

PROVISION FOR LOAN LOSSES

2005 vs 2004

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2005, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy, employment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The banking regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan losses increased from $3,338,000 at December 31, 2004 to $3,679,000 at December 31, 2005. At December 31, 2005, allowance for loan losses was 1.09% of total loans compared to 1.03% of total loans at December 31, 2004. Management’s conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date.

The provision for loan losses totaled $720,000 for the year ended December 31, 2005. The provision for the same period in 2004 was $465,000. Management concluded that the increase of the provision was appropriate when considering the loan growth experienced during 2005 and economic changes during the year. Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2004 vs 2003

The allowance for loan losses increased 8.8% or $269,000 from fiscal 2003 after net charge-offs of $196,000 contributed to a year-end allowance for loan losses of $3,338,000 or 1.03% of total loans. Based upon this analysis, as well as the others noted above, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

Following is a table showing the changes in the allowance for loan losses for the years ended December 31:

	YEAR ENDED DECEMBER 31,
(In Thousands)	2005	2004	2003	2002	2001
Balance at beginning of period	$3,338	$3,069	$2,953	$2,927	$2,879
Charge-offs:
Real estate	132	121	63	262	154
Commercial and industrial	206	50	37	80	122
Installment loans to individuals	108	112	116	60	82
Total charge-offs	446	283	216	402	358
Recoveries:
Real estate	45	50	42	25	9
Commercial and industrial	8	4	16	21	8
Installment loans to individuals	14	33	19	17	17
Total recoveries	67	87	77	63	34
Net charge-offs	379	196	139	339	324
Additions charged to operations	720	465	255	365	372
Balance at end of period	$3,679	$3,338	$3,069	$2,953	$2,927
Ratio of net charge-offs during the period to average loans outstanding during the period	0.11%	0.06%	0.05%	0.13%	0.13%

NON-INTEREST INCOME

2005 vs 2004

Total non-interest income increased $513,000 from fiscal 2004 to 2005. Excluding security gains and the gain on sale of loans, non-interest income increased $604,000. Service charges increased $245,000 due to the implementation of a new overdraft protection program that was started in May 2005. Earnings on bank-owned life insurance increased $274,000 due in large part to the receipt of a $196,000 to a death benefit claim. Commissions earned on the sale of insurance products increased $45,000 as The M Group continues to expand its market area by adding sales representatives to meet commitments made with other financial institutions to provide these same services to their customers. Gain on sale of loans decreased as the volume of loans sold decreased as compared to 2004. The increase in other income was primarily due to increases in card revenues from both ATM and debit cards offset by decreases in other areas of other income. Transaction volume increases attributed to our customers increased utilization of debit cards resulted in debit card fees increasing $74,000.

(In Thousands)	2005	2004	$ Change	% Change
Service charges	$2,228	$1,983	$245	12.36%
Securities gains, net	2,190	2,176	14	0.64%
Bank-owned life insurance	568	294	274	93.20%
Insurance commissions	2,327	2,282	45	1.97%
Gain on sale of loans	864	969	(105)	-10.84%
Other income	1,254	1,214	40	3.29%
Total Non-Interest Income	$9,431	$8,918	$513	5.75%

2004 vs 2003

Total non-interest income decreased $232,000 from fiscal 2003 to 2004. Security gains realized decreased $1,303,000. Excluding security gains and the gain on sale of loans, non-interest income increased $798,000. Service charges increased $66,000 due to an increased fee structure. Earnings on bank-owned life insurance decreased $110,000 due to the decrease of the average crediting rate paid on the policies as a result of the low rate environment. Commissions earned on the sales of insurance increased $684,000 due to the expanded staff and market area of the sales. The majority of the increase in other income of $158,000 was attributed to commissions generated from the new addition of the title insurance to the bank’s product line.

(In Thousands)	2004	2003	$ Change	% Change
Service charges	$1,983	$1,917	$66	3.44%
Securities gains, net	2,176	3,479	(1,303)	-37.45%
Bank-owned life insurance	294	404	(110)	-27.23%
Insurance commissions	2,282	1,598	684	42.80%
Gain on sale of loans	969	696	273	39.22%
Other income	1,214	1,056	158	14.96%
Total Non-Interest Income	$8,918	$9,150	$(232)	-2.54%

NON-INTEREST EXPENSES

2005 vs 2004

Total non-interest expenses increased $924,000 from the year ended December 31, 2004 to December 31, 2005. Salaries and employee benefits increased by $510,000 and was the result of increased staffing due in part to a new branch in the State College area, standard wage increases, and increased pension and health insurance costs. Occupancy expense increased due primarily to the new State College office which was operational since May 2005. Furniture and equipment expenses declined due in part to the reduction of several computer, hardware, and equipment maintenance contracts deemed unnecessary. Other expenses increased $286,000 due to general increases in the cost of business specifically ATM transaction processing, advertising, telephone, stationary, and office supplies.

(In Thousands)	2005	2004	$ Change	% Change
Salaries and employee benefits	$8,314	$7,804	$510	6.54%
Occupancy expense, net	1,089	959	130	13.56%
Furniture and equipment expenses	973	1,016	(43)	-4.23%
Pennsylvania shares tax expense	549	508	41	8.07%
Other expenses	4,183	3,897	286	7.34%
Total Non-Interest Expenses	$15,108	$14,184	$924	6.51%

2004 vs 2003

Total non-interest expenses increased $1,047,000 or 7.97% from the year ended December 31, 2003 to December 31, 2004. Salaries and employee benefits increase of $694,000 was the result of the increase in commission earned by the M Group and standard cost of living increases. Expenses related to the new State College Atherton Street branch caused the majority of the $82,000 increase in occupancy expense. Increased maintenance and repairs contributed to the $17,000 increase to furniture and equipment expense. Pennsylvania shares taxes increased $53,000 from 2003 to 2004. Other expenses increased $201,000. This increase was primarily the increase of computer software amortization due to the implementation of teller machines, the increase of legal, audit, and consultant fees in relation to Sarbanes-Oxley compliance, and expenses on the new product title insurance.

(In Thousands)	2004	2003	$ Change	% Change
Salaries and employee benefits	$7,804	$7,110	$694	9.76%
Occupancy expense, net	959	877	82	9.35%
Furniture and equipment expenses	1,016	999	17	1.70%
Pennsylvania shares tax expense	508	455	53	11.65%
Other expenses	3,897	3,696	201	5.44%
Total Non-Interest Expenses	$14,184	$13,137	$1,047	7.97%

INCOME TAXES

2005 vs 2004

The provision for income taxes for the year ended December 31, 2005 resulted in an effective income tax rate of 22.8% compared to 27.8% for 2004. This decrease is the result of a shift in the investment portfolio from taxable mortgage-backed bonds to tax-exempt municipal bonds.

2004 vs 2003

The provision for income taxes for the year ended December 31, 2004 resulted in an effective income tax rate of 27.8% compared to 24.9% for 2003. This increase is the result of an overall decline in revenue from tax-exempt loans and investment securities as compared to revenue as a whole.

FINANCIAL CONDITION

INVESTMENTS

2005

The investment portfolio increased $2,562,000 or 1.39% from December 31, 2004 to 2005. During 2005 the investment portfolio components were shifted from taxable bonds to tax-exempt municipal bonds. This shift was part of a strategy to increase yield, provide call protection, and to reduce the Company’s overall effective tax rate. This strategy resulted in state and political holdings increasing $47,023,000 or 100% from year end 2004 to 2005, while the investment in government agencies has decreased by $40,076,000 or 38.5%.

2004

The investment portfolio decreased $35,194,000 or 16.15% in 2004. The decline in the investments is attributed to a $45,847,000 decrease in U.S. Treasury and Agency securities, $13,117,000 increase in states and political securities and a $296,000 decrease in other debt. The proceeds from the sale of securities were utilized to fund loan growth. The total realized gains on the securities for 2004 was $2,176,000 a decrease of $1,303,000 from December 31, 2003.

The carrying amounts of investment securities at the dates indicated are summarized as follows for the years ended December 31:

	2005		2004		2003
(In Thousands)	Balance	% Portfolio	Balance	% Portfolio	Balance	% Portfolio
U.S. Treasury securities:
Available for Sale	$—	—	$1,024	0.55%	$3,128	1.44%
U.S. Government agencies:
Held to Maturity	28	0.01%	32	0.02%	75	0.03%
Available for Sale	63,953	34.15%	103,001	55.76%	146,701	67.32%
State and political subdivisions:
Held to Maturity	—	—	248	0.13%	347	0.16%
Available for Sale	94,091	50.24%	47,068	25.48%	33,852	15.53%
Other bonds, notes and debentures:
Held to Maturity	237	0.13%	278	0.15%	264	0.12%
Available for Sale	1,719	0.92%	1,342	0.73%	1,652	0.76%
Total bonds, notes and debentures	160,028	85.45%	152,993	82.82%	186,019	85.37%
Corporate stock - Available for Sale	27,255	14.55%	31,728	17.18%	31,896	14.64%
Total	$187,283	100.00%	$184,721	100.00%	$217,915	100.00%

The following table shows the maturities and repricing of investment securities at December 31, 2005 and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of such:

	WITHIN	AFTER ONE	AFTER FIVE	AFTER	AMORTIZED
	ONE	BUT WITHIN	BUT WITHIN	TEN	COST
(In Thousands)	YEAR	FIVE YEARS	TEN YEARS	YEARS	TOTAL
U.S. Treasury securities:
HTM Amount	$—	$—	$—	$—	$—
Yield	—	—	—	—	—
AFS Amount	—	—	—	—
Yield	—	—	—	—	—
U.S. Government agencies:
HTM Amount	—	—	—	28	28
Yield	—	—	—	8.96%	8.96%
AFS Amount	—	790	1,500	63,206	65,496
Yield	—	5.16%	5.14%	5.07%	5.07%
State and political subdivisions:
HTM Amount	—	—	—	—	—
Yield	—	—	—	—	—
AFS Amount	—	—	6,180	87,589	93,769
Yield	—	—	5.48%	6.70%	6.62%
Other bonds, notes and debentures:
HTM Amount	25	75	137	—	237
Yield	7.20%	6.52%	6.11%	—	6.35%
AFS Amount	25	—	—	1,725	1,750
Yield	7.26%	—	—	6.74%	6.75%
Total Amount	$50	$865	$7,817	$152,548	$161,280
Total Yield	7.20%	5.28%	5.43%	6.12%	6.09%

Equity Securities					$24,715
Total Investment Portfolio Value					$185,995
Total Investment Portfolio Yield					5.28%

All yields represent weighted average yields expressed on a tax equivalent basis. They are calculated on the basis of the cost, adjusted for amortization of premium and accretion of discount, and effective yields weighted for the scheduled maturity of each security. The taxable equivalent adjustment represents the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate (derived by dividing tax-exempt interest by 66%).

LOAN PORTFOLIO

2005

Gross loans for the year ended December 31, 2005, increased 4.29% to $338,438,000 from $324,505,000 at December 31, 2004. The increase was concentrated in real estate mortgages which increased $8,229,000 as a whole from December 31, 2004 to 2005. Commercial and agricultural loans and installment loans increased $4,304,000 and $1,366,000 respectively. The growth in real estate secured loans is part of the Company’s overall lending strategy to underwrite well collateralized real estate loans. The opening of the Atherton Street, State College along with a home equity loan campaign also assisted in increasing real estate loans. Commercial and individuals loan categories increased modestly as the Company broadens its lending base and expands its market coverage.

2004

Gross loans for the year ended December 31, 2004, increased 17.65% to $324,505,000 from $275,828,000 at December 31, 2003. Real estate mortgages increased $41,338,000 as a whole with commercial and construction real estate loans increasing $40,861,000 and $713,000 respectively, while residential loans decreased $236,000. Commercial and agricultural loans and installment loans increased $6,580,000 and $915,000 respectively. Net deferred loan fees increased $156,000. Given the current market conditions, management has directed its conservative lending approach toward well collateralized real estate loans. Commercial real estate projects provided the greatest opportunity for growth in 2004.

The amounts of loans outstanding at the indicted dates are shown in the following table according to type of loan:

(In Thousands)	2005	2004	2003	2002	2001
Commercial and agricultural	$34,407	$30,103	$23,523	$23,708	$22,629
Real estate mortgage:
Residential	150,000	147,461	147,697	140,724	140,614
Commercial	127,131	123,757	82,896	75,892	67,038
Construction	10,681	8,365	7,652	3,356	4,077
Installment loans to individuals	17,281	15,915	15,000	14,934	17,896
Less: Net deferred loan fees	1,062	1,096	940	769	631
Gross loans	$338,438	$324,505	$275,828	$257,845	$251,623

The amounts of domestic loans at December 31, 2005 are presented below by category and maturity:

		COMMERCIAL	INSTALLMENT
		AND	LOANS TO
(In Thousands)	REAL ESTATE	OTHER	INDIVIDUALS	TOTAL
Loans with floating interest rates:
1 year or less	$11,746	$8,572	$2,155	$22,473
1 through 5 years	14,586	3,468	202	18,256
5 through 10 years	27,284	2,504	23	29,811
After 10 years	172,968	2,033	119	175,120
Total floating interest rate loans	226,584	16,577	2,499	245,660
Loans with predetermined interest rates:
1 year or less	4,114	713	1,051	5,878
1 through 5 years	18,460	7,750	10,333	36,543
5 through 10 years	22,035	9,243	3,413	34,691
After 10 years	15,542	124	—	15,666
Total predetermined interest rate loans	60,151	17,830	14,797	92,778
Total	$286,735	$34,407	$17,296	$338,438

•      The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

•      Scheduled repayments are reported in maturity categories in which the payment is due.

The Bank does not make loans that provide for negative amortization nor do any loans contain conversion features. The Bank does not have any foreign loans outstanding at December 31, 2005.

ALLOWANCE FOR LOAN LOSSES

2005

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2005, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy, employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in income. Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan losses increased from $3,338,000 at December 31, 2004 to $3,679,000 at December 31, 2005. At December 31, 2005, allowance for loan losses was 1.09% of total loans compared to 1.03% of total loans at December 31, 2004. This percentage is consistent with the Bank’s historical experience and peer banks. Management’s conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date.

Based upon this analysis, as well as the others noted above, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in its loan portfolio.

2004

At December 31, 2004, the allowance for loan losses as a percent of total loans declined to 1.03% from 1.11% at December 31, 2003. Gross loans increased by $48,677,000 from $257,828,000 at December 31, 2003 to $324,505,000 at December 31, 2004.

Based on management’s loan-by-loan review, the past performance of the borrowers and current economic conditions, including recent business closures and bankruptcy levels, management does not anticipate any current losses related to nonaccrual, nonperforming, or classified loans above that have already been considered in its overall judgment of the adequacy of the reserve.

NONPERFORMING LOANS

Non accrual loans decreased $841,000 from year-end 2004 as several commercial real estate loans were foreclosed during 2005. Overall nonperforming loans decreased $1,123,000 to $603,000 from fiscal year end 2004.

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

3.     Prospects for future contractual payments are no longer in doubt.

	TOTAL NONPERFORMING LOANS
		90 DAYS
(In Thousands)	NONACCRUAL	PAST DUE	TOTAL
2005	$540	$63	$603
2004	1,381	345	1,726
2003	827	429	1,256
2002	871	1,225	2,096
2001	281	338	619

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

ALLOCATION IN THE ALLOWANCE FOR LOAN LOSSES

		PERCENT OF
		LOANS IN
		EACH
		CATEGORY TO
(In Thousands)	AMOUNT	TOTAL LOANS
DECEMBER 31, 2005:
Balance at end of period applicable to:
Commercial and agricultural	$582	10.1%
Real estate mortgage:
Residential	1,107	44.2%
Commercial	1,482	37.4%
Construction	79	3.1%
Installment loans to individuals	192	5.1%
Unallocated	237	—
Total	$3,679	100.0%
DECEMBER 31, 2004:
Balance at end of period applicable to:
Commercial and agricultural	$361	9.1%
Real estate mortgage:
Residential	1,280	46.1%
Commercial	1,399	37.5%
Construction	75	2.5%
Installment loans to individuals	207	4.8%
Unallocated	16	—
Total	$3,338	100.0%
DECEMBER 31, 2003:
Balance at end of period applicable to:
Commercial and agricultural	$353	8.5%
Real estate mortgage:
Residential	1,483	53.4%
Commercial	916	29.9%
Construction	77	2.8%
Installment loans to individuals	240	5.4%
Total	$3,069	100.0%
DECEMBER 31, 2002:
Balance at end of period applicable to:
Commercial and agricultural	$471	9.2%
Real estate mortgage:
Residential	1,162	54.4%
Commercial	1,082	29.3%
Construction	66	1.3%
Installment loans to individuals	172	5.8%
Total	$2,953	100.0%
DECEMBER 31, 2001:
Balance at end of period applicable to:
Commercial and agricultural	$414	9.0%
Real estate mortgage:
Residential	1,379	55.8%
Commercial	763	26.5%
Construction	74	1.6%
Installment loans to individuals	271	7.1%
Unallocated general allowance	26	—
Total	$2,927	100.0%

DEPOSITS

2005 vs 2004

Total average deposits were $360,716,000 for 2005, an increase of $6,292,000 or 1.78% from 2004. Noninterest bearing deposits increased $5,023,000 or 7.80% year over year. Time deposits increased $16,051,000 or 12.31% as deposits shifted from transaction accounts to time deposits in light of the increasing spread in interest rates between the deposit types. Increases in rates paid were the result of the FOMC rate increases over the past year and increased competition for deposits.

2004 vs 2003

Total average deposits were $354,424,000 for 2004, an increase of $19,223,000 or 5.73%. Noninterest-bearing deposits increased $7,762,000 and NOW and money market accounts increased a combined $7,269,000 or 8.80% . Savings deposits increased $5,123,000 while time deposits decreased $1,021,000. Low rates have influenced investors away from longer term commitments which has resulted in an increase in more liquid accounts such as demand deposits and savings and a decrease in time deposit accounts.

The average amount and the average rate paid on deposits are summarized below:

	2005		2004		2003
	AVERAGE		AVERAGE		AVERAGE
(In Thousands)	AMOUNT	RATE	AMOUNT	RATE	AMOUNT	RATE
Noninterest-bearing	$69,457	0.00%	$64,434	0.00%	$56,672	0.00%
Savings	64,795	0.77%	69,796	0.83%	64,583	1.17%
Super Now	50,756	0.86%	54,690	0.71%	43,983	0.75%
Money Market	29,317	1.41%	35,164	1.11%	38,602	1.61%
Time	146,391	3.02%	130,340	2.62%	131,361	3.01%
Total average deposits	$360,716	1.60%	$354,424	1.35%	$335,201	1.69%

SHAREHOLDERS’ EQUITY

2005

Shareholders’ equity increased $754,000 to $73,919,000 at December 31, 2005 as net retained earnings outpaced a decline in accumulated other comprehensive income of $3,481,000. The decrease in accumulated other comprehensive income is a reflection of a decline in market value, unrealized gains and losses, for our investment portfolio, net of gains and losses realized in the available for sale portfolio during the year, at December 31, 2005 as compared to December 31, 2004. . The current level of shareholders’ equity equates to a book value per share of $18.59 as compared to $18.36 at December 31, 2004. During the year ended December 31, 2005 a dividend of $1.56 per share was paid to shareholders in addition to a 6 for 5 stock split that occurred in December prior to the cash dividend payment. The dividend represented a 6.12% increase over the dividend paid during 2004.

2004

Total shareholders’ equity at December 31, 2004 was $73,165,000, increasing $3,396,000 from the balance at December 31, 2003 of $69,769,000. Net income and the exercising of stock options contributed $11,083,000 and $194,000, respectively, to shareholders’ equity. The tax effected change in the unrealized appreciation on securities available for sale from year end 2003 to 2004 reduced shareholders’ equity by $1,801,000. Additional reductions to shareholders’ equity included $5,843,000 in dividends to shareholders and $237,000 for the purchase of treasury stock.

Bank regulators have risk based capital guidelines. Under these guidelines the Company and Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2005, both the Company’s and Bank’s required ratios were well above the minimum ratios as follows:

			2005
			Minimum
	Company	Bank	Standards
Tier 1 capital ratio	12.2%	9.6%	4.0%
Total capital ratio	21.0%	17.0%	8.0%

For a more comprehensive discussion of these requirements, see “Regulation and Supervision” in Item 1 of the Form 10-K. Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity and other certain equity ratios are presented as follows:

	2005	2004	2003
Percentage of net income to:
Average total assets	1.97%	2.06%	2.24%
Average shareholders’ equity	14.54%	15.49%	16.60%
Percentage of dividends declared to net income	57.10%	52.72%	44.76%
Percentage of average shareholders’ equity to average total assets	13.56%	13.30%	13.51%

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential as well as the current cost of borrowing funds. The Company has a current borrowing capacity at the Federal Home Loan Bank of $83,457,000. In addition to this credit arrangement the Company has additional lines of credit with correspondent banks of $25,500,000. The Company’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. Federal Home Loan Bank borrowings totaled $123,218,000 as of December 31, 2005.

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

The following is a rate shock forecast for the twelve month period ended December 31, 2006 assuming a static balance sheet as of December 31, 2005 (in thousands).

	Parallel Rate Shock in Basis Points
	-200	-100	Static	+100	+200
Net interest income	$19,849	$20,382	$20,404	$19,550	$18,053
Change from static	(555)	(22)	—	(854)	(2,351)

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the results reported. The accounting policies are described in detail in Note 1 of the consolidated financial statements. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments, and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description or our current accounting policies involving significant management valuation judgments.

Other Than Temporary Impairment of Equity Securities

Equity securities are evaluated periodically to determine whether a decline in their value is other than temporary, management utilizes criteria such as the magnitude and duration of the decline, in addition to the reason underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. For a full discussion of the Company’s methodology of assessing impairment, refer to Note 3 of “Notes and Consolidated Financial Statements” of the
Form 10-K.

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of “Notes and Consolidated Financial Statements” of the Form 10-K.

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

CONTRACTUAL OBLIGATIONS

The Corporation has various financial obligations, including contractual obligations which may require future cash payments. The following table presents in thousands, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due in
		One to	Three to	Over
	One Year	Three	Five	Five
(In Thousands)	or Less	Years	Years	Years	Total
Deposits without a stated maturity	$204,985	$—	$—	$—	$204,985
Time Deposits	81,460	55,065	9,709	1,310	147,544
Security repurchase agreements	7,296	—	—	7,967	15,263
Short-term borrowings, FHLB	38,740	—	—	—	38,740
Long-term borrowings, FHLB	1,600	41,100	10,000	31,778	84,478
Operating leases	334	466	229	1,269	2,298

The Corporation’s operating lease obligations represent short and long-term lease and rental payments for branch facilities. The Bank leases certain facilities under operating leases which expire on various dates through 2019. Renewal options are available on these leases.

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

The report of independent registered public accounting firm, S.R. Snodgrass, A.C., follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Penns Woods Bancorp, Inc.

We have audited the consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Penns Woods Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Penns Woods Bancorp, Inc. and subsidiaries’ internal control over financial reporting and an opinion that Penns Woods Bancorp, Inc. and subsidiaries’ had not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control-Integrated Framework” issued by COSO.

/s/ S.R. Snodgrass, A.C.
Wexford, Pennsylvania
March 9, 2006

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
(In Thousands, Except Share Data)	2005	2004

ASSETS:
Noninterest-bearing balances	$14,065	$12,602
Interest-bearing deposits in other financial institutions	25	24
Total cash and cash equivalents	14,090	12,626

Investment securities, available for sale, at fair value	187,018	184,163
Investment securities held to maturity (fair value of $238 and $561)	265	558
Loans held for sale	3,545	4,624

Loans	338,438	324,505
Less: Allowance for loan losses	3,679	3,338
Loans, net	334,759	321,167

Premises and equipment, net	6,409	4,882
Accrued interest receivable	2,828	2,246
Bank-owned life insurance	10,718	10,976
Goodwill	3,032	3,032
Other assets	6,004	2,429
TOTAL ASSETS	$568,668	$546,703

LIABILITIES:
Interest-bearing deposits	$281,150	$282,786
Noninterest-bearing deposits	71,379	74,050
Total deposits	352,529	356,836

Short-term borrowings	54,003	36,475
Long-term borrowings, Federal Home Loan Bank (FHLB)	84,478	75,878
Accrued interest payable	1,108	850
Other liabilities	2,631	3,499
TOTAL LIABILITIES	494,749	473,538

SHAREHOLDERS’ EQUITY:
Common stock, par value $8.33, 10,000,000 shares authorized; 4,002,159 and 3,998,204 shares issued	33,351	33,318
Additional paid-in capital	17,772	17,700
Retained earnings	22,938	18,262
Accumulated other comprehensive income	850	4,331
Less: Treasury stock at cost, 26,372 and 12,372 shares	(992)	(446)
TOTAL SHAREHOLDERS’ EQUITY	73,919	73,165
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$568,668	$546,703

See Accompanying Notes to the Consolidated Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2005	2004	2003

INTEREST AND DIVIDEND INCOME:
Loans including fees	$22,126	$20,261	$19,115
Investment Securities:
Taxable	4,376	6,690	5,955
Tax-exempt	3,223	1,708	2,608
Dividend	1,178	1,186	706

TOTAL INTEREST AND DIVIDEND INCOME	30,903	29,845	28,384

INTEREST EXPENSE:
Deposits	5,774	4,775	5,656
Short-term borrowings	931	539	428
Long-term borrowings	3,676	3,454	3,181

TOTAL INTEREST EXPENSE	10,381	8,768	9,265

NET INTEREST INCOME	20,522	21,077	19,119

PROVISION FOR LOAN LOSSES	720	465	255

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,802	20,612	18,864

NON-INTEREST INCOME:
Service charges	2,228	1,983	1,917
Securities gains, net	2,190	2,176	3,479
Bank-owned life insurance	568	294	404
Insurance commissions	2,327	2,282	1,598
Gain on sale of loans	864	969	696
Other income	1,254	1,214	1,056

TOTAL NON-INTEREST INCOME	9,431	8,918	9,150

NON-INTEREST EXPENSES:
Salaries and employee benefits	8,314	7,804	7,110
Occupancy expense, net	1,089	959	877
Furniture and equipment expense	973	1,016	999
Pennsylvania shares tax expense	549	508	455
Other expenses	4,183	3,897	3,696

TOTAL NON-INTEREST EXPENSES	15,108	14,184	13,137

INCOME BEFORE INCOME TAX PROVISION	14,125	15,346	14,877

INCOME TAX PROVISION	3,224	4,263	3,703

NET INCOME	$10,901	$11,083	$11,174

NET INCOME PER SHARE - BASIC	$2.75	$2.78	$2.79

NET INCOME PER SHARE - DILUTED	$2.74	$2.78	$2.79

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,971,926	3,990,008	3,996,702

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,974,055	3,994,352	4,000,557

See Accompanying Notes to the Consolidated Financial Statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
(In Thousands, Except Per Share Data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2002	3,764,198	$31,368	$18,291	$11,749	$5,145	$(3,411)	$63,142

Stock split effected in the form of a 10% dividend	224,572	1,871	(793)	(4,900)		3,822
Comprehensive income:
Net income				11,174			11,174
Unrealized gain on available for sale securities, net of reclassification adjustments and tax of $508					987		987
Total comprehensive income							12,161
Dividends declared, ($1.24 per share)				(5,001)			(5,001)
Stock options exercised	3,102	26	61				87
Purchase of treasury stock (17,744 shares)						(620)	(620)

Balance, December 31, 2003	3,991,872	33,265	17,559	13,022	6,132	(209)	69,769

Comprehensive income:
Net income				11,083			11,083
Unrealized gain on available for sale securities, net of reclassification adjustments and tax benefit of $926					(1,801)		(1,801)
Total comprehensive income							9,282
Dividends declared, ($1.47 per share)				(5,843)			(5,843)
Stock options exercised	6,332	53	141				194
Purchase of treasury stock (6,372 shares)						(237)	(237)

Balance, December 31, 2004	3,998,204	33,318	17,700	18,262	4,331	(446)	73,165

Stock split fractional shares	(293)	(2)	2
Comprehensive income:
Net income				10,901			10,901
Unrealized gain on available for sale securities, net of reclassification adjustments and tax benefit of $1,793					(3,481)		(3,481)
Total comprehensive income							7,420
Dividends declared, ($1.56 per share)				(6,225)			(6,225)
Stock options exercised	4,248	35	70				105
Purchase of treasury stock (14,000 shares)						(546)	(546)

Balance, December 31, 2005	4,002,159	$33,351	$17,772	$22,938	$850	$(992)	$73,919

	2005	2004	2003
Components of comprehensive income (loss):
Change in net unrealized gain (loss) on investments available for sale	$(2,036)	$(365)	$3,283
Realized gains included in net income, net of taxes of $745, $740, and $1,183	(1,445)	(1,436)	(2,296)

Total	$(3,481)	$(1,801)	$987

See Accompanying Notes to the Consolidated Financial Statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2005	2004	2003

OPERATING ACTIVITIES
Net income	$10,901	$11,083	$11,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	549	585	631
Provision for loan losses	720	465	255
Accretion and amortization of investment security discounts and premiums	(453)	(132)	(194)
Securities gains, net	(2,190)	(2,176)	(3,479)
Originations of loans held for sale	(30,353)	(34,398)	(15,983)
Proceeds of loans held for sale	32,296	35,546	14,527
Gain on sale of loans	(864)	(969)	(696)
Increases in bank-owned life insurance	(568)	(294)	(404)
Other, net	254	482	606

Net cash provided by operating activities	10,292	10,192	6,437

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	123,546	162,796	82,489
Proceeds from calls and maturities	12,664	28,732	48,046
Purchases	(141,798)	(159,295)	(159,363)
Investment securities held to maturity:
Proceeds from calls and maturities	328	142	520
Purchases	(35)	(14)	(24)
Net increase in loans	(14,745)	(49,002)	(18,390)
Acquisition of bank premises and equipment	(2,076)	(842)	(400)
Proceeds from the sale of foreclosed assets	329	237	341
Proceeds from bank-owned life insurance death benefit	826	—	—
Purchase of bank-owned life insurance	—	(1,774)	—
Investment in limited partnership	(3,124)	—	—
Proceeds from redemption of regulatory stock	4,862	3,322	1,507
Purchases of regulatory stock	(4,760)	(2,940)	(4,402)

Net cash used for investing activities	(23,983)	(18,638)	(49,676)

FINANCING ACTIVITIES
Net (decrease) increase in interest-bearing deposits	(1,636)	13,343	(3,344)
Net (decrease) increase in noninterest-bearing deposits	(2,671)	9,175	(2,186)
Net increase (decrease) in short-term borrowings	17,528	(10,790)	33,702
Proceeds from long term borrowings, FHLB	10,000	5,000	20,000
Repayment of long term borrowings, FHLB	(1,400)	—	(900)
Dividends paid	(6,225)	(5,843)	(5,001)
Stock options exercised	105	194	87
Purchase of treasury stock	(546)	(237)	(620)

Net cash provided by financing activities	15,155	10,842	41,738

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,464	2,396	(1,501)

CASH AND CASH EQUIVALENTS, BEGINNING	12,626	10,230	11,731

CASH AND CASH EQUIVALENTS, ENDING	$14,090	$12,626	$10,230

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$10,123	$8,754	$9,521
Income taxes paid	2,625	4,350	3,500
Transfer of loans to foreclosed real estate	433	129	173

See Accompanying Notes to the Consolidated Financial Statements.

PENNS WOODS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. and its wholly owned subsidiaries, Jersey Shore State Bank (the “Bank”), Woods Real Estate Development Co., Inc., Woods Investment Company, Inc., and The M Group Inc. D/B/A The Comprehensive Financial Group (“The M Group”), a wholly owned subsidiary of the Bank (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

Nature of Business

The Bank engages in a full-service commercial banking business, making available to the community a wide range of financial services including, but not limited to, installment loans, credit cards, mortgage and home equity loans, lines of credit, construction financing, farm loans, community development loans, loans to non-profit entities and local government loans, and various types of time and demand deposits including, but not limited to, checking accounts, savings accounts, clubs, money market deposit accounts, certificates of deposit, and IRAs. Deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

The financial services are provided by the Bank to individuals, partnerships, non-profit organizations, and corporations through its twelve offices located in Clinton, Lycoming, and Centre Counties, Pennsylvania.

Woods Real Estate Development Co., Inc. engages in real estate transactions on behalf of Penns Woods Bancorp, Inc. and the Bank.

Woods Investment Company, Inc., a Delaware holding company, is engaged in investing activities.

The M Group engages in securities brokerage and financial planning services, which include the sale of life insurance products, annuities, and estate planning services.

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

Stock Split

During the fourth quarter of 2005 the Company initiated a 6 for 5 stock split. Previously reported share and per share amounts have been adjusted to reflect the split.

Cash and Cash Equivalents

Cash equivalents include cash on hand and in banks, interest-earning deposits, and federal funds sold. Interest-earning deposits mature within one year and are carried at cost. Net cash flows are reported for loan, deposit, and short term borrowing transactions.

Restrictions on Cash and Cash Equivalents

Based on deposit levels, the company must maintain cash and other reserves with the Federal Reserve Bank of Philadelphia (FRB).

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

All investment securities, regardless of classification, are monitored and tested for impairment. An investment security is considered to be impaired when the unrealized loss is considered to be other than temporary. When this occurs, the investment is written down to the current fair market value with the write-down being reflected as a realized loss.

Premiums and discounts on all securities are recognized in interest income using the level yield method over the period to maturity.

Investment securities fair values are based on observed market prices. Certain investment securities do not have observed bid prices and their fair value is based on instruments with similar risk elements. Since regulatory stock is redeemable at par, the Company carries it at cost.

Loans

Loans are stated at the principal amount outstanding, net of deferred fees, unamortized loan fees and costs, and the allowance for loan losses. Interest on loans is recognized as income when earned on the accrual method. The Company’s general policy has been to stop accruing interest on loans when it is determined a reasonable doubt exists as to the collectibility of additional interest. Income is subsequently recognized only to the extent that cash payments are received provided the loan is not delinquent in payment and, in management’s judgment, the borrower has the ability and intent to make future principal payments.

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

The allowance is calculated by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. Loss factors are based on management’s consideration of the nature of the portfolio segments, changes in mix and volume of the loan portfolio, historical loan loss experience, and general economic conditions. In addition, management considers industry standards and trends with respect to nonperforming loans and its knowledge and experience with specific lending segments.

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2005, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy, employment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions, and reductions in income. Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

Impaired loans are commercial and commercial real estate loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired if the loan is not a commercial or commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

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

Loans Held for Sale

In general, fixed rate residential mortgage loans originated by the Bank are held for sale and are carried at cost due to their short holding period of under two weeks. Such loans sold are not serviced by the Bank. Proceeds from the sale of loans in excess of the carrying value are accounted for as a gain. Total gains on the sale of loans are shown as a component of non-interest income within the income statement.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets, which range from five to seven years for furniture, fixtures, and equipment and thirty-one and a half to forty years for buildings and improvements. Costs incurred for routine maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain officers, and is the sole beneficiary on those policies. Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized. Increases in the cash surrender value are recognized as non-interest income.

Goodwill

 The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets. This statement, among other things, requires a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts. The Company performs an annual impairment analysis of goodwill for its purchased subsidiary, The M Group. Based on the fair value of this reporting unit, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2005 and 2004.

Investments in Limited Partnerships

The Company is a limited partner in two partnerships at December 31, 2005 that provide low income elderly housing in the Company’s geographic market area. The carrying value of the Company’s investments in limited partnerships was $3,549,000 at December 31, 2005 and $515,000 at December 31, 2004. The Company is fully amortizing the investment in the partnership entered into prior to 2005 over the fifteen-year holding period. The partnership entered into during 2005 is being fully amortized over the ten-year tax credit receipt period utilizing the effective yield method. The 2005 partnership will begin being amortized in 2006 once the project reaches the level of occupancy needed to begin the ten year tax credit recognition period. Amortization of limited partnership investments totaled $90,000 in 2005, 2004, and 2003, respectively.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company enters into off-balance sheet financial instruments. Those instruments consist of commitments to extend credit, and standby letters of credit. When those instruments are funded or become payable, the company reports the amounts in its financial statements

Advertising Cost

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

The M Group Products and Income Recognition

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

Commissions from the sale of annuities are recognized at the time notice is received from the third party broker/dealer or an insurance company that the transaction is final, which is also the time a commission check is received. The completion of the sale is not realized until the third party product provider has notified the Company of its acceptance of the application.

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

Stock Options

The Company maintains a stock option plan for directors and certain officers and employees. When the exercise price of the Company’s stock options is greater than or equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company’s financial statements. Pro forma net income and earnings per share are presented to reflect the impact of the stock option plan assuming compensation expense had been recognized based on the fair value of the stock options granted under the plan.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for these options. Accordingly, compensation expense is recognized on the grant date, in the amount equivalent to the intrinsic value of the options (stock price less exercise price, at measurement date).

Had compensation costs for these options been determined based on the fair values at the grant dates for awards consistent with the method of FAS No. 123, there would be no effect on the Company’s net income and earnings per share for 2005, 2004, and 2003.

Accumulated Other Comprehensive Income

The Company is required to present accumulated other comprehensive income in a full set of general-purpose financial statements for all periods presented. Accumulated other comprehensive income is comprised exclusively of unrealized holding gains (losses) on the available for sale securities portfolio.

Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires that public business enterprises report financial and descriptive information about their reportable operating segments. Based on the guidance provided by the Statement, the company has determined that its only reportable segment is Community Banking.

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

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123R on January 1, 2006, management has determined that unless additional options are granted, there will be no impact to future earnings.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of FAS No. 123R on January 1, 2006.

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

	2005	2004	2003

Weighted average common shares outstanding	3,986,569	3,993,336	4,116,362
Average treasury stock shares	(14,643)	(3,328)	(119,660)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,971,926	3,990,008	3,996,702
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	2,129	4,344	3,855
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,974,055	3,994,352	4,000,557

Options to purchase 9,002 shares of common stock at a price of $40.29 were outstanding during 2005, 10,455 shares of common stock at a price of $40.29 were outstanding during 2004, and 13,068 shares of common stock at a price of $40.29 were outstanding during 2003, but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of the end of each of the fiscal years presented above.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost of investment securities and their approximate fair values are as follows:

	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

Available for Sale (AFS)
U.S. Government and agency securities	$65,496	$30	$(1,573)	$63,953
State and political securities	93,769	1,390	(1,068)	94,091
Other debt securities	1,750	12	(43)	1,719
Total debt securities	161,015	1,432	(2,684)	159,763
Equity securities	24,715	2,951	(411)	27,255
Total Investment Securities AFS	$185,730	$4,383	$(3,095)	$187,018

Held to Maturity (HTM)
U.S. Government and agency securities	$28	$2	$—	$30
State and political securities	—	—	—	—
Other debt securities	237	—	(29)	208
Total Investment Securities HTM	$265	$2	$(29)	$238

	2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale (AFS)
U.S. Government and agency securities	$104,248	$207	$(430)	$104,025
State and political securities	46,829	766	(527)	47,068
Other debt securities	1,302	47	(7)	1,342
Total debt securities	152,379	1,020	(964)	152,435
Equity securities	25,221	6,579	(72)	31,728
Total Investment Securities AFS	$177,600	$7,599	$(1,036)	$184,163

Held to Maturity (HTM)
U.S. Government and agency securities	$32	$—	$—	$32
State and political securities	248	3	—	251
Other debt securities	278	—	—	278
Total Investment Securities HTM	$558	$3	$—	$561

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004.

	2005
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency Securities	$34,028	$925	$26,038	$648	$60,066	$1,573
State and political securities	46,864	1,063	586	5	47,450	1,068
Other debt securities	707	54	232	18	939	72
Total debt securities	81,599	2,042	26,856	671	108,455	2,713
Equity securities	2,721	249	1,340	162	4,061	411
Total	$84,320	$2,291	$28,196	$833	$112,516	$3,124

	2004
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency Securities	$51,636	$226	$28,598	$204	$80,234	$430
State and political securities	17,339	527	—	—	17,339	527
Other debt securities	142	3	146	4	288	7
Total debt securities	69,117	756	28,744	208	97,861	964
Equity securities	1,187	64	298	8	1,485	72
Total	$70,304	$820	$29,042	$216	$99,346	$1,036

At December 31, 2005 there were a total of 124 and 24 individual securities that were in a continuous unrealized loss position for less than twelve months and greater than twelve months, respectively.

The policy of the Company is to recognize other than temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at December 31, 2005, the declines outlined in the above table represent temporary declines and the Company does have the intent and ability to hold those securities either to maturity or to allow a market recovery.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value
Due in one year or less	$25	$25	$25	$25
Due after one year to five years	75	75	790	792
Due after five years to ten years	137	108	7,680	7,519
Due after ten years	28	30	152,520	151,427
Total	$265	$238	$161,015	$159,763

Total gross proceeds from sales of securities available for sale were $123,546,000, $162,796,000, and $82,489,000, for 2005, 2004, and 2003, respectively. The following table represents gross realized gains and losses on those transactions:

(In Thousands)	2005	2004	2003
Gross realized gains:
U.S. Government and agency securities	$128	$459	$254
State and political securities	819	1,191	3,345
Other debt securities	—	1	27
Equity securities	2,209	2,192	1,015
Total gross realized gains	$3,156	$3,843	$4,641

Gross realized losses:
U.S. Government and agency securities	$791	$1,623	$742
State and political securities	116	23	50
Other debt securities	59	—	2
Equity securities	—	21	368
Total gross realized losses	$966	$1,667	$1,162

In 2003, the Company recorded an investment security gain of $24,000 resulting from a business combination where the Company received the common stock of the acquirer in a non-monetary exchange. This gain is included in the above table. There were no gains of this nature in 2005 or 2004.

A charge of $292,000 was recorded in 2003 to recognize other than temporary declines in the value of certain marketable equity securities. This loss is included in the above table. There were no losses of this nature in 2005 or 2004.

Investment securities with a carrying value of approximately $72,642,000 and $71,730,000 at December 31, 2005 and 2004, respectively, were pledged to secure certain deposits, security repurchase agreements, and for other purposes as required by law.

There is no concentration of investments that exceed ten percent of shareholders’ equity for any individual issuer, excluding those guaranteed by the U.S. Government.

NOTE 4 – LOANS

Major loan classifications loans are summarized as follows:

	2005
			PAST DUE
			90 DAYS
		PAST DUE	OR MORE
		30 TO 90	& STILL	NON-
(In Thousands)	CURRENT	DAYS	ACCRUING	ACCRUAL	TOTAL
Commercial and agricultural	$34,000	$238	$—	$169	$34,407
Real estate mortgage:
Residential	148,190	1,413	34	363	150,000
Commercial	125,587	1,544	—	—	127,131
Construction	10,599	79	—	3	10,681
Installment loans to individuals	16,859	388	29	5	17,281
	335,235	$3,662	$63	$540	339,500
Less: Net deferred loan fees	1,062				1,062
Allowance for loan losses	3,679				3,679
Loans, net	$330,494				$334,759

	2004
			PAST DUE
			90 DAYS
		PAST DUE	OR MORE
		30 TO 90	& STILL	NON-
	CURRENT	DAYS	ACCRUING	ACCRUAL	TOTAL
Commercial and agricultural	$29,467	$389	$82	$165	$30,103
Real estate mortgage:
Residential	143,028	3,530	254	649	147,461
Commercial	121,951	1,257	—	549	123,757
Construction	8,359	—	—	6	8,365
Installment loans to individuals	15,495	399	9	12	15,915
	318,300	$5,575	$345	$1,381	325,601
Less: Net deferred loan fees	1,096				1,096
Allowance for loan losses	3,338				3,338
Loans, net	$313,866				$321,167

Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $540,000 and $1,381,000 at December 31, 2005 and 2004, respectively. If interest had been recorded at the original rate on those loans, such income would have approximated $39,000, $64,000, and $55,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Interest income on such loans, which is recorded as received, amounted to approximately $18,000, $10,000, and $7,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

Changes in the allowance for loan losses for the years ended December 31, are as follows:

(In Thousands)	2005	2004	2003

Balance, beginning of year	$3,338	$3,069	$2,953
Provision charged to operations	720	465	255
Loans charged off	(446)	(283)	(216)
Recoveries	67	87	77
Balance, end of year	$3,679	$3,338	$3,069

The Company had a concentration in lending to lessors of residential buildings and lessors of nonresidential buildings at December 31, 2005 of 15.70% and 15.76 of total loans, respectively. A concentration within these categories also existed at December 31, 2004.

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central Pennsylvania. Although the Company has a diversified loan portfolio at December 31, 2005 and 2004, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

NOTE 5 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31:

(In Thousands)	2005	2004

Land	$1,046	$841
Premises	6,022	5,015
Furniture and equipment	4,118	6,756
Leasehold improvements	805	894
Total	11,991	13,506
Less accumulated depreciation	5,582	8,624
Net premises and equipment	$6,409	$4,882

Depreciation charged to operations for the years ended 2005, 2004, and 2003 were $549,000, $585,000, and $631,000, respectively.

The Bank has committed to approximately $200,000 for the furniture and equipment of a new branch located in Montoursville, PA. The branch, which will be leased, is scheduled to open during 2006.

NOTE 6 – GOODWILL

As of December 31, 2005, 2004, and 2003 goodwill had a gross carrying value of $3,308,000 and accumulated amortization of $276,000 resulting in a net carrying amount of $3,032,000.

The gross carrying amount of goodwill is tested for impairment in the third quarter of each fiscal year. Based on fair value of the reporting unit, estimated using the expected present value of future cash flows, no goodwill impairment loss was recognized in the current year.

NOTE 7 – TIME DEPOSITS

Time deposits of $100,000 or more totaled approximately $36,762,000 on December 31, 2005 and $30,212,000 on December 31, 2004. Interest expense related to such deposits was approximately $1,417,000, $818,000, and $829,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

Maturities on time deposits of $100,000 or more are as follows:

(In Thousands)	2005

Three months or less	$7,649
Three months to six months	4,729
Six months to twelve months	7,415
Over twelve months	16,969
Total	$36,762

Total time deposits at December 31, 2005 mature as follows:

(In Thousands)	2005

2006	$81,460
2007	42,765
2008	12,300
2009	9,121
2010	588
Thereafter	1,310
Total	$147,544

NOTE 8 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and FHLB advances which generally represent overnight or less than six month borrowings. In addition to the outstanding balances noted below, the Bank also had additional lines of credit totaling $25,500,000 available from correspondent banks other than the FHLB. The outstanding balances and related information for short-term borrowings are summarized as follows:

(In Thousands)	2005	2004	2003
Repurchase Agreements:
Balance at year end	$15,263	$13,845	$10,225
Maximum amount outstanding at any month end	16,754	15,301	15,665
Average balance outstanding during the year	14,268	13,317	13,214
Weighted-average interest rate:
At year end	2.74%	1.82%	1.91%
Paid during the year	2.19%	1.77%	2.07%

Open Repo Plus:
Balance at year end	$1,740	$22,630	$36,140
Maximum amount outstanding at any month end	24,990	32,480	36,140
Average balance outstanding during the year	10,765	18,336	11,537
Weighted-average interest rate:
At year end	4.25%	2.24%	1.06%
Paid during the year	3.33%	1.64%	1.16%

Short-Term FHLB:
Balance at year end	$37,000	$—	$900
Maximum amount outstanding at any month end	37,000	900	900
Average balance outstanding during the year	7,081	204	695
Weighted-average interest rate:
At year end	4.24%	—	1.40%
Paid during the year	3.66%	1.42%	1.42%

NOTE 9 – LONG TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2005 and 2004 (in thousands):

	2005	2004

Variable rate of 4.49%, maturing in 2007	$5,000	$5,000
Variable rates between 3.14% and 5.56%, maturing in 2008	29,600	29,600
Variable rate of 5.06%, maturing in 2009	5,000	5,000
Variable rate of 6.65%, maturing in 2010	5,000	5,000
Variable rates between 4.25% and 4.72%, maturing in 2011	10,000	10,000
Variable rate of 3.68%, maturing in 2012	5,000	5,000
Variable rate of 3.74%, maturing in 2013	5,000	5,000
Variable rate of 3.97%, maturing in 2015	10,000	—
Fixed rate of 2.58%, maturing in 2006	1,600	1,600
Fixed rates between 2.67% and 3.13%, maturing in 2007	6,500	6,500
Fixed rate of 6.92%, maturing in 2011	500	500
Fixed rate of 5.87%, maturing in 2013	528	528
Fixed rate of 6.92%, maturing in 2015	750	750
Fixed rate of 2.02%, matured in 2005	—	1,400
Total	$84,478	$75,878

The terms of the convertible borrowings allow the FHLB to convert the interest rate to an adjustable rate based on the three month London Interbank Offered Rate (“LIBOR”) at a predetermined anniversary date of the borrowing’s origination, ranging from three months to five years. If the FHLB converts the interest rate on one of the predetermined dates, the Bank has the ability to payoff the debt on the conversion date with out incurring the customary pre-payment penalty.

The Bank maintains a credit arrangement, which includes a revolving line of credit with the FHLB. Under this credit arrangement, the Bank has a remaining borrowing capacity of $83,457,000 at December 31, 2005, is subject to annual renewal, and typically incurs no service charges. Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of the Bank which consist principally of first mortgage loans.

NOTE 10 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax position at December 31, 2005 and 2004:

(In Thousands)	2005	2004
Deferred tax assets:
Allowance for loan losses	$1,022	$841
Deferred compensation	368	353
Pension	249	515
Loan fees and costs	356	368
Investment securities allowance	97	98
Other	59	39
Total	2,151	2,214

Deferred tax liabilities:
Bond accretion	27	21
Depreciation	96	205
Amortization	301	225
Unrealized gains on available for sale securities	438	2,231
Total	862	2,682

Deferred tax asset (liability), net	$1,289	$(468)

No valuation allowance was established at December 31, 2005 and 2004, in the view of the Company’s ability to carry back taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earning potential.

The provision for income taxes is comprised of the following (in thousands):

(In Thousands)	2005	2004	2003

Currently payable	$3,188	$4,512	$3,666
Deferred (benefit) expense	36	(249)	37

Total provision	$3,224	$4,263	$3,703

A reconciliation between the expected income tax and the effective income tax rate on income before income tax provision follows:

	2005		2004		2003
(In Thousands)	AMOUNT	%	AMOUNT	%	AMOUNT	%

Provision at expected rate	$4,803	34.0%	$5,218	34.0%	$5,058	34.0%
Decrease in tax resulting from:
Tax-exempt income	(1,206)	(8.5)	(632)	(4.1)	(964)	(6.4)
Other, net	(373)	(2.6)	(323)	(2.1)	(391)	(2.6)

Effective income tax and rates	$3,224	22.9%	$4,263	27.8%	$3,703	24.9%

NOTE 11 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (the “Plan”) for all employees meeting certain age and length of service requirements and were hired prior to January 1, 2004, at which time entrance into the plan was frozen. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.

The following tables show the funded status and components of net periodic benefit cost from this defined benefit plan:

(In Thousands)	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$7,549	$7,145
Service cost	505	447
Interest cost	446	398
Actuarial (gain) loss	280	(225)
Benefits paid	(218)	(216)
Other, change in actuarial assumptions	218	—
Benefit obligation at end of year	$8,780	$7,549

Change in plan assets
Fair value of plan assets at beginning of year	$4,549	$4,042
Actual return on plan assets	272	394
Employer contribution	1,420	347
Benefits paid	(218)	(216)
Expenses paid	(12)	(18)
Fair value of plan assets at end of year	6,011	4,549
Funded status	(2,769)	(3,000)
Unrecognized net actuarial loss	1,849	1,275
Unrecognized prior service cost	204	229
Unrecognized transition asset	(17)	(19)
Net Accrued Benefit Cost Recognized	$(733)	$(1,515)

The accumulated benefit obligation for the defined benefit pension plan was $6,560,000, and $5,606,000 at December 31, 2005 and 2004, respectively. Amounts recognized in the Statement of Income consist of:

(In Thousands)	2005	2004	2003
Service cost	$505	$447	$443
Interest cost	446	398	384
Expected return on plan assets	(402)	(376)	(256)
Amortization of transition asset	(2)	(3)	(3)
Amortization of prior service cost	25	26	26
Recognized net actuarial gain	—	109	83
Amortization of unrecognized net loss	65	—	—
Net periodic benefit cost	$637	$601	$677

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	2005	2004	2003
Discount rate	5.50%	5.75%	6.00%
Rate of compensation increase	4.50%	4.75%	5.00%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:

	2005	2004	2003
Discount rate	5.75%	6.00%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.75%	5.00%	5.00%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31 by asset category are as follows:

	2005	2004
Asset Category
Cash	0.4%	0.3%
Fixed Income securities	39.4%	37.9%
Equity	60.2%	61.8%
Total	100.0%	100.0%

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

The following benefit payments, which reflect expected future cost, are expected to be paid during the year ended December 31, 2005 (in thousands):

Estimated future benefit payments:

2006	$244
2007	277
2008	282
2009	321
2010	365
2011-2015	2,792

The company expects to contribute $500,000 to its Pension Plan in 2006.

401(k) Savings Plan

The Company also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415. The Company may make matching contributions equal to a discretionary percentage to be determined by the Board of Directors. Participants are at all times fully vested in their contributions and vest over a period of five years in the employer contribution. Contribution expense was approximately $80,000, $83,000, and $75,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan whereby participating directors elected to forego directors’ fees for a period of five years. Under this plan, the Company will make payments for a ten-year period beginning at age 65 in most cases or at death, if earlier, at which time payments would be made to their designated beneficiaries.

To fund benefits under the deferred compensation plan, the Company has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company. The total expense charged to other expenses was $69,000, $73,000, and $104,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Benefits paid under the plan were approximately $112,000, $127,000, and $132,000 in 2005, 2004, and 2003 respectively.

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

A summary of the status of the Company’s common stock option plans are presented below:

	2005		2004
		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE
		EXERCISE		EXERCISE
	SHARES	PRICE	SHARES	PRICE
Outstanding, beginning of year	19,158	$33.53	36,728	$32.83
Granted	—	—	—	—
Exercised	(4,248)	24.76	(6,332)	30.61
Forfeited	(2,938)	30.43	(11,238)	32.19
Outstanding, end of year	11,972	37.41	19,158	33.53
Options exercisable at year-end	11,972	$37.41	19,158	$33.53

The following table summarizes information about nonqualified and incentive stock options outstanding at December 31, 2005:

	OUTSTANDING			EXERCISABLE
			AVERAGE		AVERAGE
		AVERAGE	EXERCISE		EXERCISE
EXERCISE PRICE	SHARES	LIFE	PRICE	SHARES	PRICE
$40.29	9,002	3	$40.29	9,002	$40.29
31.82	1,650	4	31.82	1,650	31.82
24.72	1,320	5	24.72	1,320	24.72

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

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31:

	Beginning			Ending
(In Thousands)	Balance	Additions	Payments	Balance

2005	$10,295	$781	$1,441	$9,635
2004	7,227	4,320	1,252	10,295

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

The following schedule of future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2005 :

Year Ending December 31,

(In Thousands)

2006	$334
2007	302
2008	164
2009	119
2010	110
Thereafter	1,269
Total	$2,298

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities.

Total rental expense for all operating leases for the years ended December 31, 2005, 2004, and 2003 were $361,000, $320,000, and $269,000 respectively.

The Company is subject to lawsuits and claims arising out of its business. There are no such legal proceedings or claims currently pending or threatened.

NOTE 15 - OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments express the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

Financial instruments whose contract amounts represent credit risk are as follows at December 31:

(In Thousands)	2005	2004
Commitments to extend credit	$72,583	$42,537
Standby letters of credit	2,193	1,321

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

As of December 31, 2005 and 2004, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios must be at least 10%, 6%, and 5%, respectively.

The Company’s and the Bank’s actual capital ratios are presented in the following tables, which shows that both met all regulatory capital requirements.

Consolidated Company

	2005		2004
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$73,210	21.0%	$72,042	21.8%
For Capital Adequacy Purposes	27,937	8.0	26,475	8.0
To Be Well Capitalized	34,921	10.0	33,094	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$68,388	19.6%	$65,776	19.9%
For Capital Adequacy Purposes	13,968	4.0	13,238	4.0
To Be Well Capitalized	20,952	6.0	19,856	6.0

Tier I Capital (to Average Assets)

Actual	$68,388	12.2%	$65,776	12.1%
For Capital Adequacy Purposes	22,495	4.0	21,750	4.0
To Be Well Capitalized	28,119	5.0	27,187	5.0

Bank

	2005		2004
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$56,604	17.0%	$55,717	17.6%
For Capital Adequacy Purposes	26,716	8.0	25,311	8.0
To Be Well Capitalized	33,394	10.0	31,639	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$52,527	15.7%	$51,213	16.2%
For Capital Adequacy Purposes	13,358	4.0	12,656	4.0
To Be Well Capitalized	20,037	6.0	18,983	6.0

Tier I Capital (to Average Assets)

Actual	$52,527	9.6%	$51,213	9.7%
For Capital Adequacy Purposes	21,809	4.0	21,039	4.0
To Be Well Capitalized	27,261	5.0	26,299	5.0

NOTE 17 – REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks to the additional paid in capital of the Bank. Accordingly, at December 31, 2005, the balance in the additional paid in capital account totaling $11,657,000 is unavailable for dividends.

The Bank is subject to regulatory restrictions, which limit its ability to loan funds to Penns Woods Bancorp, Inc. At December 31, 2005, the regulatory lending limit amounted to approximately $5,739,000.

Cash and Due from Banks

Included in cash and due from banks are reserves required by the district Federal Reserve Bank of $1,410,000 and $1,197,000 at December 31, 2005 and 2004. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances. These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

NOTE 18 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Also, it is the Company’s general practice and intention to hold most of its financial instruments to maturity and not to engage in trading or sales activities. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions can significantly affect the estimates.

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

The estimated fair values of the Company’s financial instruments are as follows at December 31:

	2005		2004
	Carrying	Fair	Carrying	Fair
(In Thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$14,090	$14,090	$12,626	$12,626
Investment securitites:
Available for sale	187,018	187,018	184,163	184,163
Held to maturity	265	238	558	561
Loans held for sale	3,545	3,545	4,624	4,624
Loans, net	334,759	337,093	321,167	331,350
Bank-owned life insurance	10,718	10,718	10,976	10,976
Accrued interest receivable	2,828	2,828	2,246	2,246

Financial liabilities:
Interest-bearing deposits	$281,150	$262,758	$282,786	$263,509
Noninterest-bearing deposits	71,379	71,379	74,050	74,050
Short-term borrowings	54,003	54,003	36,475	36,475
Long-term borrowings, FHLB	84,478	83,877	75,878	77,858
Accrued interest payable	1,108	1,108	850	850

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

Bank-Owned Life Insurance:

The fair value is equal to the Cash Surrender Value of the life insurance policies.

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of December 31, 2005 and 2004. The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

The fair value estimates above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

Long Term Borrowings:

The fair value of long term borrowings is based on the discounted value of contractual cash flows.

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the estimated fair value of off-balance sheet items at December 31, 2005 and 2004, respectively. The contractual amounts of unfunded commitments and letters of credit are presented in Note 15.

NOTE 19- PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31,

(In Thousands)	2005	2004

ASSETS
Cash	$159	$453
Investment in subsidiaries:
Bank	57,170	56,743
Nonbank	16,452	15,980
Other assets	186	104

Total Assets	$73,967	$73,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$48	$115
Shareholders’ equity	73,919	73,165

Total liability and shareholders’ equity	$73,967	$73,280

CONDENSED STATEMENT OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2005	2004	2003

Operating income:
Dividends from subsidiaries	$7,311	$6,440	$6,651
Equity in undistributed net income of subsidiaries	3,822	4,833	4,649

Operating expenses:	(232)	(190)	(126)

Net income	$10,901	$11,083	$11,174

CONDENSED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2005	2004	2003

OPERATING ACTIVITIES
Net income	$10,901	$11,083	$11,174
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(3,822)	(4,833)	(4,649)
Other, net	(70)	(9)	(64)
Net cash provided by operating activities	7,009	6,241	6,461

INVESTING ACTIVITIES
Additional investment in subsidiaries	(637)	(271)	(1,039)

FINANCING ACTIVITIES
Dividends paid	(6,225)	(5,843)	(5,001)
Proceeds from exercise of stock options	105	194	87
Purchase of treasury stock	(546)	(237)	(620)
Net cash used for financing activities	(6,666)	(5,886)	(5,534)

NET INCREASE (DECREASE) IN CASH	(294)	84	(112)
CASH, BEGINNING OF YEAR	453	369	481
CASH, END OF YEAR	$159	$453	$369

NOTE 20 – CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, Except Per Share Data)	FOR THE THREE MONTHS ENDED
2005	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$7,435	$7,654	$7,816	$7,998
Interest expense	2,249	2,457	2,701	2,974

Net interest income	5,186	5,197	5,115	5,024

Provision for loan losses	180	180	180	180
Non-interest income	1,696	1,788	1,991	1,766
Securities gains, net	611	687	556	336
Non-interest expenses	3,595	3,849	3,788	3,876

Income before income tax provision	3,718	3,643	3,694	3,070
Income tax provision	1,003	883	746	592

Net income	$2,715	$2,760	$2,948	$2,478

Earnings per share - basic	$0.68	$0.70	$0.74	$0.63

Earnings per share - diluted	$0.68	$0.70	$0.74	$0.62

(In Thousands, Except Per Share Data)	FOR THE THREE MONTHS ENDED
2004	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$7,193	$7,139	$7,613	$7,900
Interest expense	2,124	2,142	2,229	2,273

Net interest income	5,069	4,997	5,384	5,627

Provision for loan losses	75	75	165	150
Non-interest income	1,603	1,814	1,821	1,504
Securities gains, net	545	583	407	641
Non-interest expenses	3,450	3,407	3,471	3,856

Income before income tax provision	3,692	3,912	3,976	3,766
Income tax provision	1,019	1,108	1,150	986

Net income	$2,673	$2,804	$2,826	$2,780

Earnings per share - basic	$0.67	$0.71	$0.71	$0.69

Earnings per share - diluted	$0.67	$0.71	$0.71	$0.69

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A     CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Principal Accounting Officer (the Principal Financial Officer), has evaluated the effectiveness as of December 31, 2005 of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005 , due to the material weakness in the Company’s internal control over financial reporting which management identified and which is discussed below under “Management Report on Internal Control Over Financial Reporting.”

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course by management or employees in the normal course of performing their assigned functions.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Management’s assessment identified the following material weakness in the Company’s internal control over financial reporting:

•                  As of December 31, 2005, the Company did not maintain effective internal control over the preparation of the consolidated statement of cash flows included in the annual report to shareholders. The Company’s internal review procedures failed to identify a reporting error relating to several line items included in the investing activities section of the statement of cash flows for the year ended December 31, 2005. This error was identified by the Company’s independent registered public accounting firm and was corrected prior to the release of the Company’s annual report to shareholders for the year ended December 31, 2005.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described above, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was not effective.

Post year-end remediation to address the material weakness is as follows:

•                  During the first quarter of 2006, Management implemented and further enhanced its financial reporting control procedures. Specifically, supervisory review and approval of all supporting financial schedules, tables narratives, and financial report content, must be completed by the Vice President of Finance and the Executive Vice President & Chief Administrative Officer. The review and approval process will be completed in a timely and well documented manner prior to any financial report / data circulation with the Company’s CEO, senior management, the Board of Directors, and third parties contracted to provide legal review or audit services. Further, an evaluation regarding the sufficiency of the Finance Department’s staff size and planned continuing education for 2006 will be completed during the second quarter of the year, and prior to June 30, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by S.R. Snodgrass, A.C., an independent registered public accounting firm, as stated in its attestation report which is included herein.

Date: March 9, 2006	/s/ Ronald A. Walko	/s/ Brian L. Knepp
	Chief Executive Officer	Principal Accounting Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Penns Woods Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that Penns Woods Bancorp, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness (as explained further below) based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Penns Woods Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2005, the Company did not maintain effective internal control over the preparation of the consolidated statement of cash flows included in the annual report to shareholders. Management completed its review process of the statement, however, as a result of our audit procedures, material misstatements were identified by us and corrected by management prior to the release of the annual report. However, this control deficiency results in more than a remote likelihood that a material misstatement to the annual or interim financial statements will not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 9, 2006 on those consolidated financial statements.

In our opinion, management’s assessment that Penns Woods Bancorp, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Penns Woods Bancorp, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statement regarding post year-end remediation actions.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 9, 2006, expressed an unqualified opinion.

/s/ S.R. Snodgrass, A.C.
Wexford, Pennsylvania
March 9, 2006

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information appearing in the Proxy Statement under the caption “Election of Directors” is incorporated herein by reference. (a) Identification of directors. The information appearing under the caption “Election of Directors” in the Company’s Proxy Statement dated March 21, 2006 (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11    EXECUTIVE COMPENSATION

Information appearing under the caption “Executive Compensation” in the Company’s Proxy Statement is incorporated herein by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement  is incorporated herein by reference.

Equity Compensation Plan Information

Number of
securities remaining
	Number of		available for future
	securities to be	Weighted-	issuance under
	issued upon	average	equity compensation
	exercise of	exercise of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,972	$37.41	—

Equity compensation plans not approved by security holders	—	—	—
Total	11,972	$37.41	—

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

Total loans outstanding from the Bank at December 31, 2005 to the Company’s and the Bank’s Officers and Directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $9,635,000 or approximately 13.03% of the total equity capital of the Company. Loans to such persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features. See also the information appearing in Note 13 to the Consolidated Financial Statements included elsewhere in the Annual Report.

ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in the Proxy Statement under the captions, “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Audit Committee Pre-Approval Policies and Procedures” is incorporated herein by reference.

PART IV

ITEM 15     EXHIBITS FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements
The following consolidated financial statements and reports are set forth in Item 8:
Report of Independent Auditors
Consolidated Balance Sheet
Consolidated Statement of Income
Consolidated Statement of Changes in Shareholders’ Equity
Consolidated Statement of Cash Flows
Notes to the Consolidated Financial Statements
2.	Financial Statement Schedules
Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

The schedules not included are omitted because the required matter or conditions are not present, the data is insignificant or the required information is submitted as part of the consolidated financial statements and notes thereto.

 (b) Exhibits:

(3)   (i)                           Articles of Incorporation of the Registrant, as presently in effect.

(3)   (ii)                        Bylaws of the Registrant as presently in effect (incorporated by reference to Exhibit 3 (ii) of the Registrant’s Current Report on Form 8-K filed on June 17, 2005).

(10) (i)                           Employment Agreement, dated August, 1991, between Jersey Shore State Bank and Ronald A. Walko (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on form S-4, No. 333-65821).*

(10) (ii)                        Employment Agreement, dated May 31, 2005, between Jersey Shore State Bank and Thomas A. Donofrio (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 3, 2005).*

(10) (iii)                     Employee Severance Benefit Plan, dated May 30, 1996, for Ronald A. Walko (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on form S-4, No. 333-65821).*

(10) (iv)                    Penns Woods Bancorp, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on form S-4, No. 333-65821).*

(10) (v)                       Amendment and Restatement of the Jersey Shore State Bank Director Deferred Fee Agreement, dated October 29, 2004, between Jersey Shore State Bank and Philip H. Bower (incorporated by reference to Exhibit 10 (vi) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*

(10) (vi)                    Amendment and Restatement of the Jersey Shore State Bank Director Deferred Fee Agreement, dated October 29, 2004, between Jersey Shore State Bank and Lynn S. Bowes (incorporated by reference to Exhibit 10 (vii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*

(10) (vii)                 Amendment and Restatement of the Jersey Shore State Bank Director Deferred Fee Agreement, dated October 29, 2004, between Jersey Shore State Bank and Michael J. Casale (incorporated by reference to Exhibit 10 (viii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*

(10) (viii)              Amendment and Restatement of the Jersey Shore State Bank Director Deferred Fee Agreement, dated October 29, 2004, between Jersey Shore State Bank and James M. Furey II (incorporated by reference to Exhibit 10 (ix) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*

(10) (ix)                      Amendment and Restatement of the Jersey Shore State Bank Director Deferred Fee Agreement, dated October 29, 2004, between Jersey Shore State Bank and Jay H. McCormick (incorporated by reference to Exhibit 10 (x) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*

(10) (x)                         Amendment and Restatement of the Jersey Shore State Bank Director Deferred Fee Agreement, dated October 29, 2004, between Jersey Shore State Bank and William H. Rockey (incorporated by reference to Exhibit 10 (xi) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*

(10) (xi)                      Amendment and Restatement of the Jersey Shore State Bank Director Deferred Fee Agreement, dated October 29, 2004, between Jersey Shore State Bank and Ronald A. Walko (incorporated by reference to Exhibit 10 (xii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).*

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

March 14, 2006	PENNS WOODS BANCORP, INC.
	BY:	/s/ RONALD A. WALKO
Ronald A. Walko
President & Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ RONALD A. WALKO	March 14, 2006
Ronald A. Walko, President, Chief Executive
Officer and Director (Principal Executive Officer)

/s/ BRIAN L. KNEPP	March 14, 2006
Brian L. Knepp, Principal Accounting Officer
(Principal Financial Officer)

/s/ PHILLIP H. BOWER	March 14, 2006
Phillip H. Bower, Director

/s/ LYNN S. BOWES	March 14, 2006
Lynn S. Bowes, Director

/s/ MICHAEL J. CASALE, JR.	March 14, 2006
Michael J. Casale, Jr., Director

/s/ H. THOMAS DAVIS, JR.	March 14, 2006
H. Thomas Davis, Jr., Director

/s/ JAMES M. FUREY II	March 14, 2006
James M. Furey II, Director

/s/ LEROY H. KEILER III	March 14, 2006
Leroy H. Keiler III, Director

/s/ JAY H. MCCORMICK	March 14, 2006
Jay H. McCormick, Director

/s/ R. EDWARD NESTLERODE, JR.	March 14, 2006
R. Edward Nestlerode, Jr., Director

/s/ JAMES E. PLUMMER	March 14, 2006
James E. Plummer, Director

/s/ WILLIAM H. ROCKEY, SR.	March 14, 2006
William H. Rockey, Sr., Vice President &
Director

/s/ HUBERT A. VALENCIK	March 14, 2006
Hubert A. Valencik, Director