Form 10-Q
period 2006-03-31
PENNS WOODS BANCORP INC
filed 2006-05-10
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2006,

☐	Transition report pursuant to Section 13 or 15 (d) of the Exchange Act for the Transition Period from to .

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

On April 28, 2006 there were 3,941,787 of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share Data)	2006	2005

ASSETS:
Noninterest-bearing balances	$14,858	$14,065
Interest-bearing deposits in other financial institutions	24	25
Total cash and cash equivalents	14,882	14,090

Investment securities, available for sale, at fair value	187,425	187,018
Investment securities held to maturity (fair value of $284 and $238)	280	265
Loans held for sale	2,925	3,545
Loans	346,012	338,438
Less: Allowance for loan losses	3,834	3,679
Loans, net	342,178	334,759
Premises and equipment, net	6,531	6,409
Accrued interest receivable	2,610	2,828
Bank-owned life insurance	10,806	10,718
Investment in limited partnerships	4,960	3,549
Goodwill	3,032	3,032
Other assets	3,768	2,455
TOTAL ASSETS	$579,397	$568,668

LIABILITIES:
Interest-bearing deposits	$293,317	$281,150
Noninterest-bearing deposits	74,329	71,379
Total deposits	367,646	352,529

Short-term borrowings	49,394	54,003
Long-term borrowings, Federal Home Loan Bank (FHLB)	82,878	84,478
Accrued interest payable	1,096	1,108
Other liabilities	4,568	2,631
TOTAL LIABILITIES	505,582	494,749

SHAREHOLDERS’ EQUITY:
Common stock, par value $8.33, 10,000,000 shares authorized; 4,002,159 shares issued	33,351	33,351
Additional paid-in capital	17,772	17,772
Retained earnings	23,727	22,938
Accumulated other comprehensive income	1,266	850
Less: Treasury stock at cost, 60,372 and 26,372 shares	(2,301)	(992)
TOTAL SHAREHOLDERS’ EQUITY	73,815	73,919
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$579,397	$568,668

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2006	2005

INTEREST AND DIVIDEND INCOME:
Loans including fees	$5,809	$5,284
Investment Securities:
Taxable	923	1,264
Tax-exempt	989	589
Dividend	301	298
TOTAL INTEREST AND DIVIDEND INCOME	8,022	7,435

INTEREST EXPENSE:
Deposits	1,837	1,194
Short-term borrowings	406	202
Long-term borrowings	946	853
TOTAL INTEREST EXPENSE	3,189	2,249

NET INTEREST INCOME	4,833	5,186

PROVISION FOR LOAN LOSSES	198	180

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,635	5,006

NON-INTEREST INCOME:
Deposit service charges	590	455
Securities gains, net	559	611
Bank-owned life insurance	88	94
Gain on sale of loans	150	190
Insurance commissions	560	643
Other	390	314
TOTAL NON-INTEREST INCOME	2,337	2,307

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,232	1,994
Occupancy, net	243	291
Furniture and equipment	297	221
Pennsylvania shares tax	145	139
Other	1,034	950
TOTAL NON-INTEREST EXPENSE	3,951	3,595

INCOME BEFORE INCOME TAX PROVISION	3,021	3,718
INCOME TAX PROVISION	566	1,003
NET INCOME	$2,455	$2,715

EARNINGS PER SHARE - BASIC	$0.62	$0.68
EARNINGS PER SHARE - DILUTED	$0.62	$0.68
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,934,915	3,973,526
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,935,400	3,976,106
DIVIDENDS PER SHARE	$0.42	$0.38

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In Thousands Except Per Share Data)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, December 31, 2005	4,002,159	$33,351	$17,772	$22,938	$850	$(992)	$73,919

Comprehensive Income:
Net income				2,455			2,455
Net change in unrealized gain on investments available for sale, net of tax expense of $214					416		416
Total comprehensive income							2,871
Dividends declared, ($0.42 per share)				(1,666)			(1,666)
Purchase of treasury stock (34,000 shares)						(1,309)	(1,309)
Balance, March 31, 2006	4,002,159	$33,351	$17,772	$23,727	$1,266	$(2,301)	$73,815

			ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
	COMMON STOCK
	SHARES	AMOUNT
Balance, December 31, 2004	3,998,204	$33,318	$17,700	$18,262	$4,331	$(446)	$73,165

Comprehensive Income:
Net income				2,715			2,715
Net change in unrealized gain on investments available for sale, net of tax benefit of $1,280					(2,484)		(2,484)
Total comprehensive income							231
Dividends declared, ($0.38 per share)				(1,496)			(1,496)
Stock options exercised	411	4	7				11
Balance, March 31, 2005	3,998,615	$33,322	$17,707	$19,481	$1,847	$(446)	$71,911

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2006		2005

Net Income		$2,455		$2,715
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale securities	1,189		(3,153)
Less: Reclassification adjustment for gain included in net income	559		611
Other comprehensive income (loss) before tax		630		(3,764)
Income tax expense (benefit) related to other comprehensive income (loss)		214		(1,280)
Other comprehensive income (loss), net of tax		416		(2,484)
Comprehensive income		$2,871		$231

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2006	2005

OPERATING ACTIVITIES:
Net Income	$2,455	$2,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	176	143
Provision for loan losses	198	180
Accretion and amortization of investment security discounts and premiums	(191)	(105)
Securities gains, net	(559)	(611)
Originations of loans held for sale	(5,735)	(4,838)
Proceeds of loans held for sale	6,505	7,077
Gain on sale of loans	(150)	(190)
Increases in bank-owned life insurance	(88)	(94)
Other, net	150	1,010
Net cash provided by operating activities	2,761	5,287
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	16,732	64,880
Proceeds from calls and maturities	1,744	3,517
Purchases	(17,057)	(64,930)
Investment securities held to maturity:
Proceeds from calls and maturities	—	249
Net (increase) decrease in loans	(7,638)	1,169
Acquisition of bank premises and equipment	(298)	(849)
Proceeds from the sale of foreclosed assets	61	28
Investment in limited partnership	(1,446)	—
Net cash (used for) provided by investing activities	(7,902)	4,064
FINANCING ACTIVITIES:
Net increase (decrease) in interest-bearing deposits	12,167	(1,193)
Net increase (decrease) in noninterest-bearing deposits	2,950	(1,342)
Repayment of long-term borrowings	(1,600)	(1,400)
Net (decrease) increase in short-term borrowings	(4,609)	787
Dividends paid	(1,666)	(1,496)
Stock options exercised	—	11
Purchase of treasury stock	(1,309)	—
Net cash provided by (used for) financing activities	5,933	(4,633)
NET INCREASE IN CASH AND CASH EQUIVALENTS	792	4,718
CASH AND CASH EQUIVALENTS, BEGINNING	14,090	12,626
CASH AND CASH EQUIVALENTS, ENDING	$14,882	$17,344

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$3,201	$2,237
Income taxes paid	500	—
Transfer of loans to foreclosed assets	34	77

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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for the fair presentation of results for such periods.  All of those adjustments are of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with financial statements and notes thereto contained in the Company’s annual report for the year ended December 31, 2005.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 38 thru 43 of the Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140.  FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets.  This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities.  Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement.  The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006.   The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Note 3. Per Share Data

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive per share computation.  There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share, therefore, net income as presented on the consolidated statement of income will be used as the numerator.

	Three Months Ended March 31,
	2006	2005

Weighted average common shares outstanding	3,975,787	3,985,898

Average treasury stock shares	(40,872)	(12,372)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,934,915	3,973,526

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	485	2,580

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,935,400	3,976,106

Options to purchase 8,999 shares and 10,092 shares of common stock at the price of $40.29 were outstanding during the three months ended March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of the end of the quarter.

Note 4.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the 2005 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the domestic non-contributory defined benefit plan for the three months ended March 31, 2006 and 2005, respectively.

	Three Months Ended March 31,
	2006	2005

Service cost	$117	$127
Interest cost	108	112
Expected return on plan assets	(121)	(95)
Amortization of transition obligation	(1)	(1)
Amortization of prior service cost	6	6
Amortization of net loss	6	16
Net periodic cost	$115	$165

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the 2005 Annual Report on Form 10-K, that it expected to contribute $500,000 to its defined benefit plan in 2006.  As of March 31, 2006, there were no contributions made for the 2006 plan year.  This is the result of the contributions made during 2005 being above the required minimum in order to benefit from a current tax and future financial perspective.  In effect, the 2005 contributions eliminated the need for a minimum funding during 2006. The Company is evaluating the amount, if any, of funds to contribute during 2006.

Note 5.  Off Balance Sheet Risk

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

The Company may require collateral or other security to support financial instruments with off-balance sheet credit risk.

Financial instruments whose contract amounts represent credit risk are as follows:

	March 31,
(In Thousands)	2006	2005
Commitments to extend credit	$74,106	$41,361
Standby letters of credit	1,412	1,705

Note 6.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior periods have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

Note 7.  Stock Split

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2006 and 2005

Summary Results

Net income for the three months ended March 31, 2006 was $2,455,000 compared to $2,715,000 for the same period of 2005.  Basic and diluted earnings per share for the three months ended March 31, 2006 were $0.62 as compared to $0.68 for the three months ended March 31, 2005.  Return on average assets and return on average equity were 1.72% and 13.24% for the three months ended March 31, 2006 as compared to 2.01% and 14.56% for the corresponding period of 2005.  Net income from core operations for the three months ended March 31, 2006 and 2005, excluding after-tax net securities gains of $369,000 and $403,000, respectively, were $2,086,000 and $2,312,000.  (Management uses the non-GAAP measure of net income from core operations in its analysis of the Company’s performance.  This measure, as used by the Company, adjusts net income by significant gains or losses that are unusual in nature.  Because certain of these items and their impact on the Company’s performance are difficult to predict, management believes the presentation of financial measures excluding the impact of such items provides useful supplemental information in evaluating the operating results of the Company’s core businesses.  These disclosures should not be viewed as a substitute for net income determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.)

Interest Income

Interest income for the three months ended March 31, 2006 increased $587,000 to $8,022,000 as compared to $7,435,000 for the same period of 2005.  The increase in total interest income was primarily the result of growth in average loans of $16,301,000 for the three months ended March 31, 2006 as compared to 2005.  The average loan growth and a 35 basis point increase in loan portfolio yields accounted for $525,000 of the total interest income growth.  Over this time frame the average balance of investment securities increased $12,235,000.  The investment portfolio continued to shift from taxable mortgage-backed securities to tax-exempt municipal bonds. The average investment portfolio growth coupled with the shift to tax-exempt municipal bonds resulted in interest income from the investment portfolio increasing $62,000.  On a taxable equivalent basis the interest income from the investment portfolio increased by $268,000.  This shift within the investment securities portfolio was strategically designed to ladder cash flows, enhance management’s ability to currently maintain the interest margin, and to allow growth through participation in funding local area community housing projects.  The increase in dividends received is the result of an increase in the level of dividends from the Federal Home Loan Bank of Pittsburgh coupled with an emphasis on purchasing stocks consistently having an above average dividend yield.

Interest income composition for the three months ended March 31, 2006 and 2005 was as follows:

	For The Three Months Ended
	March 31, 2006		March 31, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$5,809	72.4%	$5,284	71.1%	$525	9.9%
Investment securities:
Taxable	923	11.5	1,264	17.0	(341)	(27.0)
Tax-exempt	989	12.3	589	7.9	400	67.9
Dividend	301	3.8	298	4.0	3	1.0
Total interest income	$8,022	100.0%	$7,435	100.0%	$587	7.9%

Interest Expense

Interest expense for the three months ended March 31, 2006 increased $940,000 to $3,189,000 as compared to $2,249,000 for the same period of 2005.  The increased expense associated with deposits is primarily the result of rate increases for time deposits, which are comprised of various certificates of deposit (“CD”) accounts from the three months ended March 31, 2005 to the corresponding period of 2006.  Factors that led to the rate increases include, but are not limited to, several period prime rate increases, competitive market pricing pressure, and attracting new deposit customers while retaining existing accounts.  The increase in CD interest rates has exceeded the increase for other deposit accounts.  This has led to a shift of a portion of the money market and savings deposit portfolios into higher yielding CDs.

Short-term borrowing costs increased as a direct result of the prime rate increases over the past year and an increase in the average balance of $4,754,000 for the three months ended March 31, 2006 as compared to the same period of 2005.  Long-term FHLB borrowing expense increased due to $10,000,000 that was borrowed from the FHLB during the second quarter of 2005 at a fixed rate of 3.97% for 5 years with a final maturity of 10 years.

Interest expense composition for the three months ended March 31, 2006 and 2005 was as follows:

	For The Three Months Ended
	March 31, 2006		March 31, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,837	57.6%	$1,194	53.1%	$643	53.9%
Short-term borrowings	406	12.7	202	9.0	204	101.0
Long-term borrowings	946	29.7	853	37.9	93	10.9
Total interest expense	$3,189	100.0%	$2,249	100.0%	$940	41.8%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended March 31, 2006 was 4.08% as compared to 4.40% for the corresponding period of 2005.  The decrease in the NIM was the result of the yield on earning assets increasing 30 basis points (“bp”) to 6.51% for the three months ended March 31, 2006, as compared to 2005, however, interest bearing liabilities increased 76 bp over the same period.  The increase in the yield on earning assets is attributable to a change in the mix of earning assets as previously discussed in the Interest Income section of this Earnings Summary section.  The average tax-exempt investment securities portfolio grew by $42,871,000, the direct result of a shift in investment strategy which also resulted in a decline in taxable investment securities of $30,636,000.  The average loan growth of $16,301,000 was predominately comprised of commercial real estate loans.  The yield on total loans increased to 6.92% from 6.57% due to the impact of the Federal Open Market Committee rate increases enacted over the past year.  The investment portfolio yield increased to 5.77% from 5.56% primarily from the previously noted shift in the portfolio to tax-exempt investments.  The average interest rates paid on deposit accounts increased to 2.52% as compared to 1.72% for the 2005 period.  This increase was driven by growth in time deposits of $31,026,000 and an increase in the rate paid on time deposits of 96 bp.  A portion of the increase in deposit volume and the average interest yield paid is due to several CD promotions during the past year to attract new customers while retaining existing customers.  The promotions were designed to gather deposits that would have maturities of two years or less.  In addition, the promotions served as a catalyst to implement management’s strategy regarding the CD portfolio allocation among various maturities and therefore, reducing the concentration of time deposit maturities within any single month.

Short-term borrowings realized an increase of 175 bp in interest rates charged for the three months ended March 31, 2006.  The prime rate increased to 7.75% at March 31, 2006 from 5.75% at March 31, 2005, as further evidence of the correlation between the Company’s primary source of borrowed funds, the FHLB, and the primary lending rate indicator used on a national basis.

Following is a schedule of average balances and associated yields for the three month periods ended March 31, 2006 and 2005:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Tax-exempt loans	$8,163	$127	6.31%	$1,421	$21	5.99%
All other loans	334,985	5,725	6.93%	325,426	5,270	6.57%
Total loans	343,148	5,852	6.92%	326,847	5,291	6.57%

Taxable investment securities	97,648	1,224	5.01%	128,284	1,562	4.87%
Tax-exempt investment securities	91,150	1,498	6.58%	48,279	892	7.39%
Total securities	188,798	2,722	5.77%	176,563	2,454	5.56%

Total interest-earning assets	531,946	8,574	6.51%	503,410	7,745	6.21%

Other assets	37,576			37,715

Total assets	$569,522			$541,125

Savings	$62,715	120	0.78%	$66,930	131	0.79%
Super Now deposits	48,163	150	1.26%	53,505	107	0.81%
Money market deposits	25,124	115	1.86%	32,560	91	1.13%
Time deposits	159,994	1,452	3.68%	128,968	865	2.72%
Total deposits	295,996	1,837	2.52%	281,963	1,194	1.72%

Short-term borrowings	41,152	406	4.00%	36,398	202	2.25%
Long-term borrowings	84,336	946	4.55%	75,754	853	4.57%
Total borrowings	125,488	1,352	4.37%	112,152	1,055	3.82%

Total interest bearing liabilities	421,484	3,189	3.07%	394,115	2,249	2.31%

Demand deposits	68,447			68,205
Other liabilities	5,416			4,200
Shareholders’ equity	74,175			74,605
Total liabilities and shareholders’ equity	$569,522			$541,125

Interest rate spread			3.44%			3.90%
Net interest income/margin		$5,385	4.08%		$5,496	4.40%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three month periods ended March 31, 2006 and 2005.

	For the Three Months Ended
	March 31,
(In Thousands)	2006	2005

Total interest income	$8,022	$7,435
Total interest expense	3,189	2,249

Net interest income	4,833	5,186
Tax equivalent adjustment	552	310

Net interest income (fully taxable equivalent)	$5,385	$5,496

The following table sets forth the respective impact that both volume and rate changes have had on net interest income and the net interest margin for the three month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006 vs 2005
	Increase (Decrease)
	Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$105	$1	$106
Loans	145	310	455
Taxable investment securities	(383)	45	(338)
Tax-exempt investment securities	714	(108)	606
Total interest-earning assets	581	248	829

Interest expenses:
Savings deposits	(8)	(3)	(11)
Super Now deposits	(12)	55	43
Money market deposits	(25)	49	24
Time deposits	50	537	587
Short-term borrowings	22	182	204
Long-term borrowings	96	(3)	93
Total interest-bearing liabilities	123	817	940
Change in net interest income	$458	$(569)	$(111)

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2006, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, employment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $3,679,000 at December 31, 2005 to $3,834,000 at March 31, 2006.  At March 31, 2006, the allowance for loan losses was 1.11% of total loans compared to 1.09% of total loans at December 31, 2005.  Management’s conclusion is that the allowance for loan losses is adequate to provide for possible losses inherent in the loan portfolio as of the balance sheet date.

The provision for loan losses totaled $198,000 for the three months ended March 31, 2006 as compared to $180,000 for the same period in 2005.  The increase was the result of gross loan growth of $22,872,000, primarily in commercial real estate loans, from April 1, 2005 to March 31, 2006.

An overall increase of $164,000, or 27.24%, was experienced in non-performing loans (non-accrual and 90 days past due) from December 31, 2005 to $766,000 at March 31, 2006.

Based upon this analysis, as well as the others noted above, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in its loan portfolio.

Non-interest Income

Total non-interest income for the quarter ended March 31, 2006 compared to the same period in 2005 increased $30,000 to $2,337,000.  Excluding net security gains, the increase from period to period was $82,000.  Deposit service charges increased due to the implementation of Bounce Protection during May 2005.  This product provides overdraft protection up to a predetermined amount to non-commercial customers for a per event fee which resulted in an approximate $141,000 increase in overdraft charges over the 2005 period.  Gain on the sale of loans from secondary market originations decreased due to a decline in volumes.

Insurance commissions decreased due to a reduction in the overall commissions earned from the underwriter that The M Group receives on each insurance contract written.  The management of The M Group continued to gather new and build upon current relationships during the first quarter of 2006, however, the sales cycle for insurance and investment products can take typically from six months to one year or more to complete. The sales call program continues to expand to other financial institutions, and results in shared revenue with The M Group.

Other income increased due primarily to increased revenue generated from the customer usage of debit cards, title insurance income, and the fees recognized related to the origination of secondary market residential loans.

Non-interest income composition for the three months ended March 31, 2006 and 2005 was as follows:

	For The Three Months Ended
	March 31, 2006		March 31, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$590	25.2%	$455	19.7%	$135	29.7%
Net security gains	559	23.9	611	26.5	(52)	(8.5)
Bank owned life insurance	88	3.8	94	4.1	(6)	(6.4)
Gain on sale of loans	150	6.4	190	8.2	(40)	(21.1)
Insurance commissions	560	24.0	643	27.9	(83)	(12.9)
Other income	390	16.7	314	13.6	76	24.2
Total non-interest income	$2,337	100.0%	$2,307	100.0%	$30	1.3%

Non-interest Expenses

Total non-interest expenses increased $356,000 from the three months ended March 31, 2005 as compared to the same period of 2006.  The increase in salaries and employee benefits was attributable to several items including: standard cost of living wage adjustments for employees, new additions to our staff, increased health insurance cost, and adjustments for the projected annual bonus period estimates for 2006.  Furniture and equipment expenses increased due to the previously mentioned new branch in State College and increased cost of maintenance contracts.  The decrease in occupancy expenses was attributable to a reduction in leasehold improvements amortization and facilities maintenance coverage amounts.   Other expenses increased primarily due to normal anticipated inflationary adjustments to ongoing business operating costs and the Company’s share of operating results incurred through a limited partnership arrangement which was initiated during the fourth quarter of 2005 for the purposes of funding the construction of affordable housing in the Company’s primary market area.

Non-interest expense composition for the three months ended March 31, 2006 and 2005 was as follows:

	For The Three Months Ended
	March 31, 2006		March 31, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,232	56.4%	$1,994	55.5%	$238	11.9%
Occupancy expense, net	243	6.2	291	8.1	(48)	(16.5)
Furniture and equipment expenses	297	7.5	221	6.1	76	34.4
Pennsylvania shares tax	145	3.7	139	3.9	6	4.3
Other expense	1,034	26.2	950	26.4	84	8.8
Total non-interest expense	$3,951	100.0%	$3,595	100.0%	$356	9.9%

Provision for Income Taxes

Income taxes decreased $437,000 for the three month period ended March 31, 2006 compared to the same period of 2005.  The effective tax rates for the three months ended March 31, 2006 and 2005 were 18.7% and 27.0%, respectively.  The decline in the effective tax rate is consistent with management’s repositioning of the investment portfolio from taxable investment securities to tax-exempt investment securities and tax credits related to an investment in a low income housing project.

ASSET/LIABILITY MANAGEMENT

Cash and cash equivalents increased $792,000 from $14,090,000 at December 31, 2005, and are the results of the following activities which have occurred during the three months ended March 31, 2006:

Operating Activities

The significant components of operating activities are net income and the origination and proceeds of loans held for sale.  Cash provided by net income, as adjusted for loans held for sale activity, amounted to $1,991,000.  Activity regarding loans held for sale resulted in sale proceeds, less $150,000 in realized gains, exceeding loan origination disbursements by $620,000 for the period.

Loans

Gross loans increased $7,574,000 since December 31, 2005 as commercial real estate mortgages increased 5.0% or $6,393,000.  The growth in commercial real estate mortgages is part of the Company’s strategy to originate high quality, well secured commercial loans and was driven by the origination of several large loans.  Residential real estate mortgages increased $1,348,000 with a portion of the increase related to the active marketing of a new home equity line of credit product during the first quarter of 2006.

The allocation of the loan portfolio, by category, as of March 31, 2006 and December 31, 2005 is presented below:

	March 31,	December 31	Change
(In Thousands)	2006	2005	Amount	%
Commercial and agricultural	$34,252	$34,407	$(155)	(0.5)%
Real estate mortgage:
Residential	151,348	150,000	1,348	0.9
Commercial	133,524	127,131	6,393	5.0
Construction	10,715	10,681	34	0.3
Installment loans to individuals	17,226	17,281	(55)	(0.3)
Less: Net deferred loan fees	1,053	1,062	(9)	(0.8)
Gross loans	$346,012	$338,438	$7,574	2.2%

The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, was comprised of only three loans totaling $302,000. The loans identified as impaired were collateral-dependent, and considered well secured, with no valuation allowance necessary due to the collateral position.

A loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

Investments

The amortized cost and fair market value of the investment securities portfolio in total has remained steady since December 31, 2005.  Over the first three months of 2006, the amortized cost of state and political securities has increased $1,768,000, while U.S. Government and agency securities decreased $2,323,000.  This shift is the result of a repositioning of the security portfolio that began during 2005.  The shift from taxable to tax exempt bonds has been undertaken as a strategy to build call protection, maintain the taxable equivalent yield, reduce the effective federal income tax rate, and to invest in communities across the Commonwealth of Pennsylvania and the country.

The amortized cost of investment securities and their approximate fair values are as follows:

	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for Sale (AFS)
U.S. Government and agency securities	$63,173	$8	$(2,258)	$60,923
State and political securities	95,537	1,870	(797)	96,610
Other debt securities	1,825	16	(21)	1,820
Total debt securities	160,535	1,894	(3,076)	159,353
Equity securities	24,972	3,310	(210)	28,072
Total Investment Securities AFS	$185,507	$5,204	$(3,286)	$187,425

Held to Maturity (HTM)
U.S. Government and agency securities	$28	$2	$—	$30
Other debt securities	252	2	—	254
Total Investment Securities HTM	$280	$4	$—	$284

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for Sale (AFS)
U.S. Government and agency securities	$65,496	$30	$(1,573)	$63,953
State and political securities	93,769	1,390	(1,068)	94,091
Other debt securities	1,750	12	(43)	1,719
Total debt securities	161,015	1,432	(2,684)	159,763
Equity securities	24,715	2,951	(411)	27,255
Total Investment Securities AFS	$185,730	$4,383	$(3,095)	$187,018

Held to Maturity (HTM)
U.S. Government and agency securities	$28	$2	$—	$30
Other debt securities	237	—	(29)	208
Total Investment Securities HTM	$265	$2	$(29)	$238

Financing Activities

Deposits

Total deposits increased 4.3% or $15,117,000 from December 31, 2005 as both interest and noninterest bearing deposit categories increased from December 31, 2005 to March 31, 2006.  The mix of deposits has remained constant from December 31, 2005 to March 31, 2006 with demand deposits holding steady at 20.2% of total deposits.  During the second half of 2005 the Bank began utilizing brokered deposits (time deposits) to supplement the funding of loan originations and investment purchases.  These time deposits are generally for a term of either four or thirteen weeks presently with interest rates at or below the cost of alternative funding sources, such as short term borrowing instruments from the FHLB.  The amount of brokered deposits is continuously monitored and is used to supplement deposits, not as a primary source of deposits.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2006		December 31, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$74,329	20.2%	$71,379	20.2%	$2,950	4.1%
NOW Accounts	50,957	13.9	48,678	13.8	2,279	4.7
Insured MMDA	24,658	6.7	24,446	6.9	212	0.9
Savings deposits	64,260	17.5	61,906	17.6	2,354	3.8
Time deposits	139,739	38.0	137,373	39.0	2,366	1.7
Time deposits - brokered	13,703	3.7	8,747	2.5	4,956	56.7
Total deposits	$367,646	100.0%	$352,529	100.0%	$15,117	4.3%

Borrowed Funds

Total borrowed funds decreased 4.5% to $132,272,000 at March 31, 2006 as compared to December 31, 2005.  Short-term borrowings were replaced with brokered time deposits with more favorable interest rates to the Company at this time.  FHLB short-term borrowings were utilized during the first three months of 2006; however, there were no such borrowings outstanding at March 31, 2006.   Long-term borrowings declined due to a maturity of $1,600,000 that carried a fixed rate of 2.67%.

	March 31,	December 31,
(In Thousands)	2006	2005
Short-term borrowings:
FHLB repurchase agreements	$35,045	$1,740
Short-term borrowings, FHLB	—	37,000
Securities sold under agreement to repurchase	14,349	15,263
Total short-term borrowings	49,394	54,003

Long-term borrowings, FHLB	82,878	84,478
Total borrowed funds	$132,272	$138,481

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

Capital ratios as of March 31, 2006 and 2005 were as follows:

	2006		2005
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$73,098	20.5%	$72,991	22.0%
For Capital Adequacy Purposes	28,515	8.0	26,523	8.0
To Be Well Capitalized	35,643	10.0	33,154	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$67,869	19.0%	$67,809	20.5%
For Capital Adequacy Purposes	14,257	4.0	13,261	4.0
To Be Well Capitalized	21,386	6.0	19,892	6.0

Tier I Capital (to Average Assets)

Actual	$67,869	12.0%	$67,809	12.8%
For Capital Adequacy Purposes	22,591	4.0	21,231	4.0
To Be Well Capitalized	28,239	5.0	26,538	5.0

Liquidity and Interest Rate Sensitivity

The asset/liability committee addresses the liquidity needs of the Company to see that sufficient funds are available to meet credit demands and deposit withdrawals as well as to the placement of available funds in the investment portfolio.  In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

The following liquidity measures are monitored for compliance within the limits cited.

1.  Net Loans to Total Assets,  100% maximum

2.  Net Loans to Total Deposits, 100% maximum

3.  Cumulative 90 day Maturity GAP %, +/- 20% maximum

4.  Cumulative 1 Year Maturity GAP %, +/- 20%, maximum

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

The Bank, like other financial institutions, must have sufficient funds available to meet its liquidity needs for deposit withdrawals, loan commitments, and expenses.   In order to control cash flow, the Bank estimates future flows of cash from deposits, loan payments, and investment security payments.  The primary sources of funds are deposits, principal and interest payments on loans and investment securities, as well as Federal Home Loan Bank borrowings.  Funds generated are used principally to fund loans and purchase investment securities.  Management believes the Bank has adequate resources to meet its normal funding requirements.

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the Federal Home Loan Bank of $213,869,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $25,500,000. Management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  Federal Home Loan Bank borrowings totaled $117,923,000 as of March 31, 2006.

Interest rate sensitivity, which is closely related to liquidity management, is a function of the repricing characteristics of the Company’s portfolio of assets and liabilities.  Asset/liability management strives to match maturities and rates between loan and investment security assets with the deposit liabilities and borrowings that fund them.  Successful asset/liability management results in a balance sheet structure which can cope effectively with market rate fluctuations. The matching process is affected by segmenting both assets and liabilities into future time periods (usually 12 months, or less) based upon when repricing can be effected.  Repriceable assets are subtracted from repriceable liabilities, for a specific time period to determine the “gap”, or difference. Once known, the gap is managed based on predictions about future market interest rates.  Intentional mismatching, or gapping, can enhance net interest income if market rates move as predicted.  However, if market rates behave in a manner contrary to predictions, net interest income will suffer.  Gaps, therefore, contain an element of risk and must be prudently managed.  In addition to gap management, the Company has an asset/liability management policy which incorporates a market value at risk calculation which is used to determine the effects of interest rate movements on shareholders’ equity and a simulation analysis to monitor the effects of interest rate changes on the Company’s balance sheet.

There have been no substantial changes in the Company’s GAP analyses or simulation analyses compared to the information provided in the Company’s Form 10-K for the period ended December 31, 2005.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk for the Company is comprised primarily from interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s GAP analyses or simulation analyses compared to the information provided in the Company’s SEC 10-K for the period ended December 31, 2005.  Additional information and details are provided in the Liquidity and Interest Rate Sensitivity section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31,

2006. During the quarter ended March 31, 2006, the Company strengthened the review process associated with the preparation of the Statement of Cash Flows.  There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.         Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006 there were 34,000 shares of the Company’s common stock repurchased as part of a previously announced repurchase program.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units that) May Yet Be Purchased Under the Plans or Programs

Month#1(January 1-January 31, 2006)	15,000	$38.75	15,000	20,693
Month#2 (February 1-February 28, 2006)	—	—	—	—
Month#3 (March 1,- March 31, 2006)	19,000	38.33	19,000	1,693

Item 3.          Defaults Upon Senior Securities

None

Item 4.          Submission of Matters to a Vote of Security Holders

None

Item 5.          Other Information

On April 25, 2006 the Board of Directors authorized the repurchase of approximately 5% of the outstanding shares of the Registrant.  The repurchase plan is for a one year period and allows for the repurchase of 197,000 shares of the 3,941,787 shares outstanding.

Item 6.          Exhibits

(3) (i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
(3) (ii)	Bylaws of the Registrant as presently in effect (incorporated by reference to Exhibit 3 (ii) of the Registrant’s Current Report on Form 8-K filed June 17, 2005).
(31) (i)	Rule 13a-14(a) Certification of Chief Executive Officer.
(31) (ii)	Rule 13a-14(a) Certification of Principal Accounting Officer.
(32) (i)	Certification of Chief Executive Officer Section 1350.
(32) (ii)	Certification of Principal Accounting Officer Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date: May 9, 2006	/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer

Date: May 9, 2006	/s/ Brian L. Knepp
Brian L. Knepp, Vice President of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Accounting Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Principal Accounting Officer