Form 10-Q
period 2006-06-30
PENNS WOODS BANCORP INC
filed 2006-08-09
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2006,

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

On August 1, 2006 there were 3,931,787 of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share Data)	2006	2005

ASSETS
Noninterest-bearing balances	$14,181	$14,065
Interest-bearing deposits in other financial institutions	27	25
Total cash and cash equivalents	14,208	14,090

Investment securities, available for sale, at fair value	180,553	187,018
Investment securities held to maturity (fair value of $284 and $238)	281	265
Loans held for sale	5,777	3,545
Loans	346,569	338,438
Less: Allowance for loan losses	3,995	3,679
Loans, net	342,574	334,759
Premises and equipment, net	6,605	6,409
Accrued interest receivable	2,649	2,828
Bank-owned life insurance	10,896	10,718
Investment in limited partnerships	4,988	3,549
Goodwill	3,032	3,032
Other assets	4,742	2,455
TOTAL ASSETS	$576,305	$568,668

LIABILITIES
Interest-bearing deposits	$302,634	$281,150
Noninterest-bearing deposits	74,310	71,379
Total deposits	376,944	352,529

Short-term borrowings	40,925	54,003
Long-term borrowings, Federal Home Loan Bank (FHLB)	82,878	84,478
Accrued interest payable	1,171	1,108
Other liabilities	2,755	2,631
TOTAL LIABILITIES	504,673	494,749

SHAREHOLDERS’ EQUITY
Common stock, par value $8.33, 10,000,000 shares authorized; 4,002,159 shares issued	33,351	33,351
Additional paid-in capital	17,772	17,772
Retained earnings	24,471	22,938
Accumulated other comprehensive income (loss)	(1,273)	850
Less: Treasury stock at cost, 70,372 and 26,372 shares	(2,689)	(992)
TOTAL SHAREHOLDERS’ EQUITY	71,632	73,919
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$576,305	$568,668

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2006	2005	2006	2005

INTEREST AND DIVIDEND INCOME
Loans including fees	$6,086	$5,455	$11,895	$10,739
Investment Securities:
Taxable	896	1,214	1,819	2,478
Tax-exempt	1,000	688	1,989	1,277
Dividend	365	297	666	595
TOTAL INTEREST AND DIVIDEND INCOME	8,347	7,654	16,369	15,089

INTEREST EXPENSE
Deposits	1,968	1,420	3,805	2,614
Short-term borrowings	509	144	915	346
Long-term borrowings, FHLB	944	893	1,890	1,746
TOTAL INTEREST EXPENSE	3,421	2,457	6,610	4,706

NET INTEREST INCOME	4,926	5,197	9,759	10,383

PROVISION FOR LOAN LOSSES	198	180	396	360

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,728	5,017	9,363	10,023

NON-INTEREST INCOME
Deposit service charges	587	536	1,177	991
Securities gains, net	265	687	824	1,298
Bank-owned life insurance	90	93	178	187
Gain on sale of loans	210	178	360	368
Insurance commissions	670	652	1,230	1,295
Other	394	329	784	643
TOTAL NON-INTEREST INCOME	2,216	2,475	4,553	4,782

NON-INTEREST EXPENSE
Salaries and employee benefits	2,214	2,135	4,446	4,129
Occupancy, net	275	286	518	577
Furniture and equipment	288	234	585	455
Pennsylvania shares tax	151	140	296	279
Other	1,150	1,054	2,184	2,004
TOTAL NON-INTEREST EXPENSE	4,078	3,849	8,029	7,444

INCOME BEFORE INCOME TAX PROVISION	2,866	3,643	5,887	7,361
INCOME TAX PROVISION	432	883	998	1,886
NET INCOME	$2,434	$2,760	$4,889	$5,475

EARNINGS PER SHARE - BASIC	$0.63	$0.70	$1.25	$1.38
EARNINGS PER SHARE - DILUTED	$0.63	$0.70	$1.25	$1.38
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,879,052	3,973,988	3,923,923	3,973,756
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,879,539	3,976,255	3,924,409	3,976,179
DIVIDENDS PER SHARE	$0.43	$0.38	$0.85	$0.76

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2005	4,002,159	$33,351	$17,772	$22,938	$850	$(992)	$73,919

Comprehensive Income:
Net income				4,889			4,889
Net change in unrealized gain (loss) on investments available for sale, net of tax benefit of $1,094					(2,123)		(2,123)
Total comprehensive income							2,766
Dividends declared, ($0.85 per share)				(3,356)			(3,356)
Purchase of treasury stock (44,000 shares)						(1,697)	(1,697)
Balance, June 30, 2006	4,002,159	$33,351	$17,772	$24,471	$(1,273)	$(2,689)	$71,632

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY
Balance, December 31, 2004	3,998,204	$33,318	$17,700	$18,262	$4,331	$(446)	$73,165

Comprehensive Income:
Net income				5,475			5,475
Net change in unrealized gain on investments available for sale, net of tax of $83					161		161
Total comprehensive income							5,636
Dividends declared, ($0.76 per share)				(3,023)			(3,023)
Stock options exercised	674	6	11				17
Balance, June 30, 2005	3,998,878	$33,324	$17,711	$20,714	$4,492	$(446)	$75,795

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2006	2005	2006	2005

Net Income	$2,434	$2,760	$4,889	$5,475
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale securities	(3,581)	4,695	(2,393)	1,542
Less: Reclassification adjustment for net gains included in net income	265	687	824	1,298
Other comprehensive income (loss) before tax	(3,846)	4,008	(3,217)	244
Income tax expense (benefit) related to other comprehensive income (loss)	(1,308)	1,363	(1,094)	83
Other comprehensive income (loss), net of tax	(2,538)	2,645	(2,123)	161
Comprehensive income (loss)	$(104)	$5,405	$2,766	$5,636

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In Thousands)	2006	2005

OPERATING ACTIVITIES
Net Income	$4,889	$5,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	176	271
Provision for loan losses	396	360
Accretion and amortization of investment security discounts and premiums	(381)	(202)
Securities gains, net	(824)	(1,298)
Originations of loans held for sale	(17,466)	(14,395)
Proceeds of loans held for sale	15,594	15,314
Gain on sale of loans	(360)	(368)
Increases in bank-owned life insurance	(178)	(187)
Other, net	(641)	546
Net cash provided by operating activities	1,205	5,516
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	19,680	88,475
Proceeds from calls and maturities	3,702	9,824
Purchases	(19,045)	(110,693)
Investment securities held to maturity:
Proceeds from calls and maturities	—	325
Purchases	—	(35)
Net increase in loans	(8,262)	(3,697)
Acquisition of bank premises and equipment	(372)	(1,240)
Proceeds from the sale of foreclosed assets	61	67
Investment in limited partnership	(1,535)	—
Net cash used for investing activities	(5,771)	(16,974)
FINANCING ACTIVITIES
Net increase in interest-bearing deposits	21,484	27,401
Net increase (decrease) in noninterest-bearing deposits	2,931	(1,963)
Proceeds of long-term borrowings	—	10,000
Repayment of long-term borrowings	(1,600)	(1,400)
Net decrease in short-term borrowings	(13,078)	(15,230)
Dividends paid	(3,356)	(3,023)
Stock options exercised	—	17
Purchase of treasury stock	(1,697)	—
Net cash provided by financing activities	4,684	15,802
NET INCREASE IN CASH AND CASH EQUIVALENTS	118	4,344
CASH AND CASH EQUIVALENTS, BEGINNING	14,090	12,626
CASH AND CASH EQUIVALENTS, ENDING	$14,208	$16,970

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$6,547	$4,506
Income taxes paid	2,000	2,050
Transfer of loans to foreclosed assets	51	126

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC. AND SUBSIDIARIES

NOTES TO

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries: Woods Investment Company, Inc., Woods Real Estate Development Company, Inc., and Jersey Shore State Bank (the “Bank”) and its wholly-owned subsidiary The M Group, Inc. D/B/A The Comprehensive Financial Group (“The M Group”). All significant inter-company balances and transactions have been eliminated in the consolidation.

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

Note 2. Recent Accounting Pronouncements

In June 2006, the FASB issued staff position FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2006, the FASB issued Staff Position FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”(Staff Position FIN 46(R)-6). This staff position addresses how an entity should determine the variability to be considered in applying FASB Interpretation No. FIN 46(R) (FIN 46). The variability that is to be considered in applying FIN 46 affects the determination of (a) whether the entity is a variable interest entity (VIE), (b) which interests are “variable interests” in the entity and (c) which party, if any is the primary beneficiary of the VIE. The requirements prescribed by this staff position are to be applied prospectively for all new arrangements at the commencement of the first reporting period that begins after June 15, 2006, or July 1, 2006 for the Company. The new requirements need not be applied to entities that have previously been analyzed under FIN 46 unless a reconsideration event occurs. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Weighted average common shares outstanding	3,941,787	3,986,360	3,975,787	3,986,128

Average treasury stock shares	(62,735)	(12,372)	(51,864)	(12,372)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,879,052	3,973,988	3,923,923	3,973,756

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	487	2,267	486	2,423

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,879,539	3,976,255	3,924,409	3,976,179

Options to purchase 8,999 shares and 9,728 shares of common stock at the price of $40.29 were outstanding during the three and six months ended June 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of June 30, 2006 and 2005, respectively.

Note 4. Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the 2005 Annual Report on Form 10-K.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three and six months ended June 30, 2006 and 2005, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2006	2005	2006	2005
Service cost	$117	$127	$232	$252
Interest cost	108	112	217	223
Expected return on plan assets	(121)	(101)	(242)	(201)
Amortization of transition	—	—	(1)	(1)
Amortization of prior service cost	6	6	13	13
Amortization of net loss	6	16	11	33
Net periodic cost	$116	$160	$230	$319

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the 2005 Annual Report on Form 10-K, that it expected to contribute $500,000 to its defined benefit plan in 2006. As of June 30, 2006, there were no contributions made for the 2006 plan year. This is the result of the contributions made during 2005 being above the required minimum in order to benefit from a current tax and future financial perspective and an increase in the market value of plan assets. In effect, the excess 2005 contributions eliminated the requirement for minimum funding during 2006. The Company, however, is evaluating the amount, if any, of funds to contribute during the remainder of 2006.

Note 5. Off Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are primarily comprised of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments express the extent of involvement the Company has in particular classes of financial instruments.

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

Outstanding financial instruments with off balance sheet risk are as follows:

	June 30,	December 31,
(In Thousands)	2006	2005
Commitments to extend credit	$78,480	$72,583
Standby letters of credit	1,377	2,193

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Six Months Ended June 30, 2006 and 2005

Summary Results

Net income for the three months ended June 30, 2006 was $2,434,000 compared to $2,760,000 for the same period of 2005. Basic and diluted earnings per share for the three months ended June 30, 2006 were $0.63 as compared to $0.70 for the three months ended June 30, 2005. Return on average assets and return on average equity were 1.70% and 13.34% for the three months ended June 30, 2006 as compared to 2.02% and 14.81% for the corresponding periods of 2005. Net income from core operations for the three months ended June 30, 2006 and 2005, excluding after-tax net securities gains of $175,000 and $453,000, respectively, were $2,259,000 and $2,307,000.

The six months ended June 30, 2006 generated net income of $4,889,000 compared to $5,475,000 for the same period of 2005. Earnings per share, basic and diluted, for the six months ended June 30, 2006 were $1.25 as compared to $1.38 for the comparable periods of 2005. Return on average assets and return on average equity were 1.71% and 13.12% for the six months ended June 30, 2006 as compared to 2.02% and 14.68% for the corresponding period of 2005. Net income from core operations for the six months ended June 30, 2006, excluding after-tax securities gains of $544,000, declined to $4,345,000 from $4,618,000 for the six months ended June 30, 2005. (Management uses the non-GAAP measure of net income from core operations in its analysis of the Company’s performance. This measure, as used by the Company, adjusts net income by significant gains or losses that are unusual in nature. Because certain of these items and their impact on the Company’s performance are difficult to predict, management believes the presentation of financial measures excluding the impact of such items provides useful supplemental information in evaluating the operating results of the Company’s core businesses. These disclosures should not be viewed as a substitute for net income determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.)

Interest Income

Interest income for the three months ended June 30, 2006 increased $693,000 to $8,347,000 as compared to $7,654,000 for the same period of 2005. The increase in total interest income was primarily the result of growth in average loans of $24,839,000 for the three months ended June 30, 2006 as compared to 2005. The average loan growth and a 27 basis point increase in loan portfolio yields accounted for $631,000 of the total interest income growth. Over this time frame the average balance of investment securities increased $3,173,000. The average investment portfolio growth coupled with a shift to tax-exempt municipal bonds resulted in interest income from the investment portfolio increasing $62,000. On a taxable equivalent basis the interest income from the investment portfolio increased by $223,000. The shift within the investment securities portfolio was strategically designed to ladder cash flows and to enhance management’s ability to manage the net interest margin. The increase in dividends received is the result of an increase in the level of dividends from the Federal Home Loan Bank of Pittsburgh coupled with an emphasis on purchasing stocks consistently having an above average dividend yield.

During the six months ended June 30, 2006, interest and dividend income was $16,369,000, an increase of $1,280,000 over the same period in 2005. The reasons for the 8.5% growth in interest income for this six month period are identical to those for the three month period ending June 30, 2006 discussed above. The growth in average loans of $20,593,000 coupled with a 31 basis point increase in the loan portfolio yield resulted in an increase of $1,156,000 in loan interest and fee income. Average investment securities increased to $186,719,000 resulting in interest income on the investment portfolio increasing $124,000 when compared to June 30, 2005, which resulted in taxable equivalent interest income increasing $491,000.

Interest income composition for the three and six months ended June 30, 2006 and 2005 were as follows:

	For The Three Months Ended
	June 30, 2006		June 30, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,086	72.9%	$5,455	71.2%	$631	11.6%
Investment securities:
Taxable	896	10.7	1,214	15.9	(318)	(26.2)
Tax-exempt	1,000	12.0	688	9.0	312	45.3
Dividend	365	4.4	297	3.9	68	22.9
Total interest and dividend income	$8,347	100.0%	$7,654	100.0%	$693	9.1%

	For The Six Months Ended
	June 30, 2006		June 30, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$11,895	72.7%	$10,739	71.2%	$1,156	10.8%
Investment securities:
Taxable	1,819	11.1	2,478	16.4	(659)	(26.6)
Tax-exempt	1,989	12.1	1,277	8.5	712	55.8
Dividend	666	4.1	595	3.9	71	11.9
Total interest and dividend income	$16,369	100.0%	$15,089	100.0%	$1,280	8.5%

Interest Expense

Interest expense for the three months ended June 30, 2006 increased $964,000 to $3,421,000 as compared to $2,457,000 for the same period of 2005. The increased expense associated with deposits is primarily the result of rate increases for time deposits, which are comprised of various certificates of deposit (“CD”) accounts, from the three months ended June 30, 2005 to the corresponding period of 2006. Factors that led to the rate increases include, but are not limited to, several period prime rate increases, competitive market pricing pressure, and attracting new deposit customers while retaining existing accounts. The increase in CD interest rates has exceeded the increase for other deposit accounts. This has led to a shift of a portion of the money market and savings deposit portfolios into higher yielding CDs.

Short-term borrowing costs increased as a direct result of the prime rate increases over the past year and an increase in the average balance of $23,227,000. This increase in short-term borrowings was utilized to fund earning asset growth for the three months ended June 30, 2006 as compared to the same period of 2005. Long-term FHLB borrowing expense increased due to $10,000,000 that was borrowed from the FHLB during the latter portion of the second quarter of 2005. The advance was at a fixed rate of 3.97% for 5 years with a final maturity of 10 years and is responsible for the increase in long-term interest expense.

Interest expense for the six months ended June 30, 2006 increased $1,904,000 to $6,610,000 from $4,706,000 for the comparable period of 2005. Interest on deposits accounted for $1,191,000 of the increase due to the reasons noted in the above three month analysis. Borrowing costs increased due to the rate increases over the past year and increased average borrowings that were used to fund the growth in average earning assets.

Interest expense composition for the three and six months ended June 30, 2006 and 2005 were as follows:

	For The Three Months Ended
	June 30, 2006		June 30, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,968	57.5%	$1,420	57.8%	$548	38.6%
Short-term borrowings	509	14.9	144	5.9	365	253.5
Long-term borrowings	944	27.6	893	36.3	51	5.7
Total interest expense	$3,421	100.0%	$2,457	100.0%	$964	39.2%

	For The Six Months Ended
	June 30, 2006		June 30, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$3,805	57.6%	$2,614	55.5%	$1,191	45.6%
Short-term borrowings	915	13.8	346	7.4	569	164.5
Long-term borrowings	1,890	28.6	1,746	37.1	144	8.2
Total interest expense	$6,610	100.0%	$4,706	100.0%	$1,904	40.5%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended June 30, 2006 was 4.12% as compared to 4.41% for the corresponding period of 2005. The decrease in the NIM was the result of the yield on earning assets increasing 33 basis points (“bp”) to 6.69% for the three months ended June 30, 2006, as compared to 2005, however, interest bearing liabilities increased 72 bp over the same period. The increase in the yield on earning assets is attributable to a change in the mix of earning assets as previously discussed in the Interest Income section of this Earnings Summary. The average tax-exempt investment securities portfolio grew by $29,124,000, the direct result of a shift in investment strategy which also resulted in a decline in taxable investment securities of $25,951,000. The average loan growth of $24,839,000 was predominately comprised of commercial real estate loans. The yield on total loans increased to 7.04% from 6.77% due to the impact of the Federal Open Market Committee rate increases enacted over the past year. The investment portfolio yield increased to 6.01% from 5.63% primarily from the previously noted shift in the portfolio to tax-exempt investments. The average interest rates paid on deposit accounts increased to 2.66% as compared to 1.93% for the 2005 period. This increase was driven by growth in average time deposits of $16,386,000 and an increase in the rate paid on time deposits of 87 bp. A portion of the increase in deposit volume and the average interest yield paid is due to several CD promotions during the past year to attract new customers while retaining existing customers. The promotions were designed to gather deposits that would have maturities of two years or less. In addition, the promotions served as a catalyst to cross sell other deposit products and to implement management’s strategy regarding the CD portfolio allocation among various maturities and therefore, reducing the concentration of time deposit maturities within any single month.

Short-term borrowings realized an increase of 188 bp in interest rates charged for the three months ended June 30, 2006. The prime rate increased to 8.25% at June 30, 2006 from 6.25% at June 30, 2005, as further evidence of the correlation between the Company’s primary source of borrowed funds, the FHLB, and the primary lending rate indicator used on a national basis.

The NIM for the six months ended June 30, 2006 was 4.10% as compared to 4.39% for the corresponding period of 2005. The decrease in the NIM was the result of the before mentioned growth and change in mix of the earnings assets offset by increased rates paid on interest bearing liabilities and growth in total borrowings of $20,360,000.

Following is a schedule of average balances and associated yields for the three and six month periods ended June 30, 2006 and 2005:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Tax-exempt loans	$7,887	$123	6.26%	$4,119	$35	3.41%
All other loans	341,091	6,005	7.06%	320,020	5,432	6.81%
Total loans	348,978	6,128	7.04%	324,139	5,467	6.77%

Taxable investment securities	94,134	1,261	5.36%	120,085	1,511	5.03%
Tax-exempt investment securities	90,530	1,515	6.69%	61,406	1,042	6.79%
Total securities	184,664	2,776	6.01%	181,491	2,553	5.63%

Total interest-earning assets	533,642	8,904	6.69%	505,630	8,020	6.36%

Other assets	39,175			38,166

Total assets	$572,817			$543,796

Savings	$60,161	125	0.83%	$65,912	126	0.77%
Super Now deposits	48,282	169	1.40%	51,571	111	0.86%
Money market deposits	24,165	121	2.01%	30,252	106	1.41%
Time deposits	164,464	1,553	3.79%	148,078	1,077	2.92%
Total deposits	297,072	1,968	2.66%	295,813	1,420	1.93%

Short-term borrowings	44,793	509	4.56%	21,566	144	2.68%
Long-term borrowings	82,878	944	4.57%	75,754	893	4.73%
Total borrowings	127,671	1,453	4.56%	97,320	1,037	4.27%

Total interest-bearing liabilities	424,743	3,421	3.23%	393,133	2,457	2.51%

Demand deposits	70,961			68,784
Other liabilities	4,129			7,344
Shareholders’ equity	72,984			74,535
Total liabilities and shareholders’ equity	$572,817			$543,796

Interest rate spread			3.46%			3.85%
Net interest income/margin		$5,483	4.12%		$5,563	4.41%

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

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended			Six Months Ended
	6/30/2006			6/30/2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Tax-exempt loans	$8,038	$248	6.22%	$1,869	$57	6.15%
All other loans	338,041	11,731	7.00%	323,617	10,701	6.67%
Total loans	346,079	11,979	6.98%	325,486	10,758	6.67%

Taxable securities	95,880	2,485	5.18%	125,153	3,073	4.91%
Tax-exempt securities	90,839	3,014	6.64%	55,370	1,935	6.99%
Total securities	186,719	5,499	5.89%	180,523	5,008	5.55%

Total interest-earning assets	532,798	17,478	6.60%	506,009	15,766	6.27%

Other assets	38,691			36,419

Total assets	$571,489			$542,428

Savings	$60,360	238	0.80%	$66,418	257	0.78%
Super Now deposits	48,223	318	1.33%	52,533	218	0.84%
Money market deposits	24,642	237	1.94%	31,400	197	1.27%
Time deposits	163,312	3,012	3.72%	138,576	1,942	2.83%
Total Deposits	296,537	3,805	2.59%	288,927	2,614	1.82%

Short-term borrowings	43,100	915	4.28%	29,242	346	2.39%
Other borrowings	83,603	1,890	4.56%	77,101	1,746	4.57%
Total borrowings	126,703	2,805	4.46%	106,343	2,092	3.97%

Total interest-bearing liabilities	423,240	$6,610	3.15%	395,270	$4,706	2.40%

Demand deposits	69,381			68,571
Other liabilities	4,324			4,017
Shareholders’ equity	74,544			74,570

	$571,489			$542,428
Interest rate spread			3.45%			3.87%
Net interest income/margin		$10,868	4.10%		$11,060	4.39%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six month periods ended June 30, 2006 and 2005.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2006	2005	2006	2005

Total interest income	$8,347	$7,654	$16,369	$15,089
Total interest expense	3,421	2,457	6,610	4,706

Net interest income	4,926	5,197	9,759	10,383
Tax equivalent adjustment	557	366	1,109	677

Net interest income (fully taxable equivalent)	$5,483	$5,563	$10,868	$11,060

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis and the net interest margin for the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006 vs 2005			2006 vs 2005
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$42	$46	$88	$190	$1	$191
Loans	366	207	573	488	542	1,030
Taxable investment securities	(355)	105	(250)	(768)	180	(588)
Tax-exempt investment securities	487	(14)	473	1,168	(89)	1,079
Total interest-earning assets	540	344	884	1,078	634	1,712

Interest expenses:
Savings deposits	(22)	21	(1)	(24)	4	(19)
Super Now deposits	(6)	64	58	(16)	117	100
Money market deposits	(8)	23	15	(19)	59	40
Time deposits	128	348	476	383	687	1,070
Short-term borrowings	201	164	365	202	367	569
Long-term borrowings	79	(28)	51	147	(3)	144
Total interest-bearing liabilities	372	592	964	673	1,231	1,904
Change in net interest income	$168	$(248)	$(80)	$405	$(597)	$(192)

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2006, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy, employment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions, and reductions in income. Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $3,679,000 at December 31, 2005 to $3,995,000 at June 30, 2006. At June 30, 2006, the allowance for loan losses was 1.15% of total loans compared to 1.09% of total loans at December 31, 2005. Management’s conclusion is that the allowance for loan losses is adequate to provide for possible losses inherent in the loan portfolio as of the balance sheet date.

The provision for loan losses totaled $198,000 and $396,000 for the three and six months ended June 30, 2006, respectively, as compared to $180,000 and $360,000 for the same periods in 2005. The increase was the result of loan growth of $18,699,000.

An overall increase of $381,000 was experienced in non-performing loans (non-accrual and 90 days past due) from December 31, 2005 to $983,000 at June 30, 2006.

Based upon this analysis, as well as the others noted above, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in its loan portfolio.

Non-interest Income

Total non-interest income for the quarter ended June 30, 2006 compared to the same period in 2005 decreased $259,000 to $2,216,000. Excluding net security gains, an increase of $163,000 was realized in non-interest income. Deposit service charges increased due to the implementation of Bounce Protection during May 2005. This product provides overdraft protection up to a predetermined amount to non-commercial customers for a per event fee which resulted in an approximate $68,000 increase in service income over the 2005 period. Gain on the sale of loans from secondary market originations increased due to an increase in volume.

Insurance commissions increased slightly due to increased volume offset by a reduction in the overall commission earned from the underwriter that The M Group receives on each insurance contract written. The management of The M Group continued to gather new and build upon current relationships. The sales cycle for insurance and investment products can take typically from six months to one year or more to complete. The sales call program continues to expand to other financial institutions, and results in shared revenue with The M Group.

Other income increased due primarily to revenue generated from increased debit card transactions, title insurance fees, and the income recognized related to the origination of secondary market residential loans.

Total non-interest income for the six months ended June 30, 2006 compared to the same period in 2005 decreased $229,000. Excluding net security gains, the increase from period to period was $245,000. The implementation of Bounce Protection during May 2005 as noted above, resulted in an increase of $209,000 in service fees. The increase in other income is the result of the items noted above for the three month period discussion.

Non-interest income composition for the three and six months ended June 30, 2006 and 2005 were as follows:

	For The Three Months Ended
	June 30, 2006		June 30, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$587	26.5%	$536	21.7%	$51	9.5%
Security gains, net	265	12.0	687	27.7	(422)	(61.4)
Bank-owned life insurance	90	4.1	93	3.8	(3)	(3.2)
Gain on sale of loans	210	9.5	178	7.2	32	18.0
Insurance commissions	670	30.1	652	26.3	18	2.8
Other	394	17.8	329	13.3	65	19.8
Total non-interest income	$2,216	100.0%	$2,475	100.0%	$(259)	(10.5)%

	For The Six Months Ended
	June 30, 2006		June 30, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$1,177	25.9%	$991	20.7%	$186	18.8%
Security gains, net	824	18.1	1,298	27.2	(474)	(36.5)
Bank-owned life insurance	178	3.9	187	3.9	(9)	(4.8)
Gain on sale of loans	360	7.9	368	7.7	(8)	(2.2)
Insurance commissions	1,230	27.0	1,295	27.1	(65)	(5.0)
Other	784	17.2	643	13.4	141	21.9
Total non-interest income	$4,553	100.0%	$4,782	100.0%	$(229)	(4.8)%

Non-interest Expenses

Total non-interest expenses increased $229,000 from the three months ended June 30, 2005 as compared to the same period of 2006. The increase in salaries and employee benefits was attributable to several items including: standard cost of living wage adjustments for employees, new additions to our staff and increased health insurance cost. Furniture and equipment expense increased due to the new branch in State College and increased cost of maintenance. The decrease in occupancy expenses was attributable to a reduction in leasehold improvements amortization and facilities maintenance amounts. Other expenses increased primarily due to normal anticipated inflationary adjustments to ongoing business operating costs and the Company’s share of operating results incurred through a limited partnership arrangement which was initiated during the fourth quarter of 2005 for the purposes of funding the construction of affordable housing in the Company’s primary market area.

Total non-interest expenses increased $585,000 from the six months ended June 30, 2005 as compared to the same period of 2006. As noted in the three month discussion, the new State College branch and normal increases in general business expenses impacted the level of non-interest expenses. Decreased amortization of leasehold improvements resulted in occupancy expense declining for the six month period ended June 30, 2006 as compared to 2005. Furniture and equipment expenses increased due in part to the new State College branch.

Non-interest expense composition for the three and six months ended June 30, 2006 and 2005 were as follows:

	For The Three Months Ended
	June 30, 2006		June 30, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,214	54.3%	$2,135	55.5%	$79	3.7%
Occupancy, net	275	6.7	286	7.4	(11)	(3.8)
Furniture and equipment	288	7.1	234	6.1	54	23.1
Pennsylvania shares tax	151	3.7	140	3.6	11	7.9
Other	1,150	28.2	1,054	27.4	96	9.1
Total non-interest expense	$4,078	100.0%	$3,849	100.0%	$229	5.9%

	For The Six Months Ended
	June 30, 2006		June 30, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,446	55.3%	$4,129	55.5%	$317	7.7%
Occupancy, net	518	6.5	577	7.8	(59)	(10.2)
Furniture and equipment	585	7.3	455	6.1	130	28.6
Pennsylvania shares tax	296	3.7	279	3.7	17	6.1
Other	2,184	27.2	2,004	26.9	180	9.0
Total non-interest expense	$8,029	100.0%	$7,444	100.0%	$585	7.9%

Provision for Income Taxes

Income taxes decreased $451,000 and $888,000 for the three and six month periods ended June 30, 2006 compared to the same periods of 2005. The effective tax rate for the three months ended June 30, 2006 and 2005 were 15.1% and 24.2%, respectively. The six months ended June 30, 2006 had an effective tax rate of 17.0% as compared to 25.6% for the comparable period of 2005. The decline in the effective tax rate is consistent with management’s repositioning of the investment portfolio from taxable investment securities to tax-exempt investment securities and tax credits related to investments in low income housing projects.

ASSET/LIABILITY MANAGEMENT

Cash and cash equivalents increased $118,000 from $14,090,000 at December 31, 2005, and are the results of the following activities which have occurred during the six months ended June 30, 2006:

Operating Activities

The significant components of operating activities are net income and the origination and proceeds of loans held for sale. Cash provided by net income, as adjusted for loans held for sale activity, amounted to $3,077,000. Activity regarding loans held for sale resulted in sale proceeds, less $360,000 in realized gains, exceeding loan origination disbursements by $2,232,000 for the period.

Loans

Gross loans increased $8,131,000 since December 31, 2005 as residential real estate mortgages increased 3.5% or $5,282,000 in part due to the active marketing of a new home equity line of credit product during 2006. Residential real estate loans increased due to promotion of home equity loans and lines. The growth in commercial real estate mortgages is part of the Company’s strategy to originate high quality, well secured commercial loans.

The allocation of the loan portfolio, by category, as of June 30, 2006 and December 31, 2005 is presented below:

	June 30,	December 31,	Change
(In Thousands)	2006	2005	Amount	%
Commercial and agricultural	$33,838	$34,407	$(569)	(1.7)%
Real estate mortgage:
Residential	155,282	150,000	5,282	3.5
Commercial	128,986	127,131	1,855	1.5
Construction	11,996	10,681	1,315	12.3
Installment loans to individuals	17,517	17,281	236	1.4
Less: Net deferred loan fees	1,050	1,062	(12)	(1.1)
Gross loans	$346,569	$338,438	$8,131	2.4%

The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, amounted to $572,000 at June 30, 2006, as compared to no impaired loans at December 31, 2005. The valuation allowance related to impaired loans amounted to $60,000 at June 30, 2006.

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

Investments

The amortized cost and fair market value of the investment securities portfolio in total has declined modestly since December 31, 2005. Over the first six months of 2006, the amortized cost of state and political securities has increased $1,955,000, while U.S. Government and agency securities decreased $4,228,000. This shift is the result of a repositioning of the security portfolio that began during 2005. The shift from taxable to tax exempt bonds has been undertaken as a strategy to build call protection, maintain the taxable equivalent yield, reduce the effective federal income tax rate, and to invest in communities across the Commonwealth of Pennsylvania and the country.

The amortized cost of investment securities and their approximate fair values are as follows:

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for Sale (AFS)
U.S. Government and agency securities	$61,268	$—	$(3,201)	$58,067
State and political securities	95,724	950	(1,924)	94,750
Other debt securities	1,924	4	(103)	1,825
Total debt securities	158,916	954	(5,228)	154,642
Equity securities	23,575	2,718	(382)	25,911
Total Investment Securities AFS	$182,491	$3,672	$(5,610)	$180,553

Held to Maturity (HTM)
U.S. Government and agency securities	$27	$2	$—	$29
Other debt securities	254	1	—	255
Total Investment Securities HTM	$281	$3	$—	$284

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for Sale (AFS)
U.S. Government and agency securities	$65,496	$30	$(1,573)	$63,953
State and political securities	93,769	1,390	(1,068)	94,091
Other debt securities	1,750	12	(43)	1,719
Total debt securities	161,015	1,432	(2,684)	159,763
Equity securities	24,715	2,951	(411)	27,255
Total Investment Securities AFS	$185,730	$4,383	$(3,095)	$187,018

Held to Maturity (HTM)
U.S. Government and agency securities	$28	$2	$—	$30
Other debt securities	237	—	(29)	208
Total Investment Securities HTM	$265	$2	$(29)	$238

Financing Activities

Deposits

Total deposits increased 6.9% or $24,415,000 from December 31, 2005 as both interest and noninterest bearing deposit categories increased from December 31, 2005 to June 30, 2006. The mix of deposits has remained constant from December 31, 2005 to June 30, 2006 with demand deposits holding steady at 19.7% of total deposits. During the second half of 2005 the Bank began utilizing brokered deposits (time deposits) to supplement the funding of loan originations and investment purchases. These time deposits are generally for a term of either four or thirteen weeks with interest rates presently at or below the cost of alternative funding sources, such as short term borrowing instruments from the FHLB. The amount of brokered deposits is continuously monitored and is used to supplement deposits, not as a primary source of deposits.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2006		December 31, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$74,310	19.7%	$71,379	20.2%	$2,931	4.1%
NOW Accounts	48,739	12.9	48,678	13.8	61	0.1
Money market deposits	23,712	6.3	24,446	6.9	(734)	(3.0)
Savings deposits	59,619	15.8	61,906	17.6	(2,287)	(3.7)
Time deposits	160,643	42.7	137,373	39.0	23,270	16.9
Time deposits - brokered	9,921	2.6	8,747	2.5	1,174	13.4
Total deposits	$376,944	100.0%	$352,529	100.0%	$24,415	6.9%

Borrowed Funds

Total borrowed funds decreased 10.6% to $123,803,000 at June 30, 2006 as compared to December 31, 2005. The decrease in borrowed funds is the result of deposit growth that occurred primarily in time deposits since December 31, 2005. FHLB short-term borrowings were utilized during the first six months of 2006; however, there were no such borrowings outstanding at June 30, 2006. Long-term borrowings declined due to a maturity of $1,600,000 that carried a fixed rate of 2.67%.

	June 30,	December 31,
(In Thousands)	2006	2005
Short-term borrowings:
FHLB repurchase agreements	$25,085	$1,740
Short-term borrowings, FHLB	—	37,000
Securities sold under agreement to repurchase	15,840	15,263
Total short-term borrowings	40,925	54,003
Long-term borrowings, FHLB	82,878	84,478
Total borrowed funds	$123,803	$138,481

Capital

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition, and quality of the Company’s resources and regulatory guidelines. Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total risk-based, Tier I risk-based, and Tier I leverage capital requirements. In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvements Act (FDICIA) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” To be classified as “well capitalized”, Total risk-based, Tier I risked-based, and Tier I leverage capital ratios must be at least 10%, 6%, and 5%, respectively.

Capital ratios as of June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006		December 31, 2005
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$72,212	20.2%	$73,210	21.0%
For Capital Adequacy Purposes	28,552	8.0	27,937	8.0
To Be Well Capitalized	35,691	10.0	34,921	10.0

Tier I Capital
(to Risk-weighted Assets)

Actual	$67,162	18.8%	$68,388	19.6%
For Capital Adequacy Purposes	14,276	4.0	13,968	4.0
To Be Well Capitalized	21,414	6.0	20,952	6.0

Tier I Capital
(to Average Assets)

Actual	$67,162	11.9%	$68,388	12.2%
For Capital Adequacy Purposes	22,603	4.0	22,495	4.0
To Be Well Capitalized	28,254	5.0	28,119	5.0

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

The following liquidity measures are monitored for compliance within the limits cited:

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

The Bank, like other financial institutions, must have sufficient funds available to meet its liquidity needs for deposit withdrawals, loan commitments and originations, and expenses. In order to control cash flow, the Bank estimates future flows of cash from deposits, loan payments, and investment security payments. The primary sources of funds are deposits, principal and interest payments on loans and investment securities, as well as Federal Home Loan Bank borrowings. Management believes the Bank has adequate resources to meet its normal funding requirements.

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a current borrowing capacity at the Federal Home Loan Bank of $217,357,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $25,500,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. Federal Home Loan Bank borrowings totaled $107,963,000 as of June 30, 2006.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Market risk for the Company is comprised primarily from interest rate risk exposure and liquidity risk. Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level. The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party. There have been no substantial changes in the Company’s GAP analyses or simulation analyses compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2005. Additional information and details are provided in the Liquidity and Interest Rate Sensitivity section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4. Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2006 there were 10,000 shares of the Company’s common stock repurchased as part of a previously announced repurchase program.

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month#1(April 1-April 30, 2006)	—	—	—	—

Month#2 (May 1-May 31, 2006)	5,000	$38.40	5,000	192,000

Month#3 (June 1,-June 30, 2006)	5,000	39.15	5,000	187,000

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

Penns Woods Bancorp, Inc.’s annual meeting of the shareholders was held on April 26, 2006. The results of the items voted on are listed below:

Issue	Description	For	Withhold
1.	Election of Directors for a Three Year Term

	James M. Furey, II	3,252,674	66,623
	Leroy H. Keiler, III	3,288,226	31,071
	James E. Plummer	3,255,468	63,829
	Hubert A. Valencik	3,136,949	182,348

Issue	Description	For	Against	Abstain	Non-Vote
2.	Proposal to Approve the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan	2,129,270	400,088	18,333	771,606

Issue	Description	For	Against	Abstain
3.	Ratification of S.R. Snodgrass A.C., Certified Public Accountants as independent auditors	3,285,068	13,513	20,716

Item 5.           Other Information

None

Item 6.           Exhibits

(3) (i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
(3) (ii)	Bylaws of the Registrant as presently in effect (incorporated by reference to Exhibit 3 (ii) of the Registrant’s Current Report on Form 8-K filed June 17, 2005).
(10) (i)

Form of First Amendment to the Jersey Shore State Bank Amendment and Restatement of the Director Fee Agreement, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed June 29, 2006).

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

PENNS WOODS BANCORP, INC.
(Registrant)

Date: August 8, 2006	/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer

Date: August 8, 2006	/s/ Brian L. Knepp
Brian L. Knepp, Vice President of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Accounting Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Principal Accounting Officer