Form 10-Q
period 2006-09-30
PENNS WOODS BANCORP INC
filed 2006-11-07
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2006,

☐	Transition report pursuant to Section 13 or 15 (d) of the Exchange Act for the Transition Period from to .

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

YES  ☐              NO  ☒

On November 1, 2006 there were 3,916,413 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

(In Thousands, Except Share Data)	September 30, 2006	December 31, 2005

ASSETS
Noninterest-bearing balances	$13,371	$14,065
Interest-bearing deposits in other financial institutions	97	25
Total cash and cash equivalents	13,468	14,090

Investment securities, available for sale, at fair value	184,484	187,018
Investment securities held to maturity (fair value of $285 and $238)	282	265
Loans held for sale	4,746	3,545
Loans	356,556	338,438
Less: Allowance for loan losses	4,045	3,679
Loans, net	352,511	334,759
Premises and equipment, net	6,627	6,409
Accrued interest receivable	2,720	2,828
Bank-owned life insurance	11,202	10,718
Investment in limited partnerships	4,927	3,549
Goodwill	3,032	3,032
Other assets	2,753	2,455
TOTAL ASSETS	$586,752	$568,668

LIABILITIES
Interest-bearing deposits	$332,310	$281,150
Noninterest-bearing deposits	69,412	71,142
Total deposits	401,722	352,292

Short-term borrowings	18,026	54,003
Long-term borrowings, Federal Home Loan Bank (FHLB)	82,878	84,478
Accrued interest payable	1,510	1,108
Other liabilities	7,891	2,868
TOTAL LIABILITIES	512,027	494,749

SHAREHOLDERS’ EQUITY
Common stock, par value $8.33, 10,000,000 shares authorized; 4,002,580 and 4,002,159 shares issued	33,354	33,351
Additional paid-in capital	17,784	17,772
Retained earnings	25,208	22,938
Accumulated other comprehensive income	1,674	850
Less: Treasury stock at cost, 86,372 and 26,372 shares	(3,295)	(992)
TOTAL SHAREHOLDERS’ EQUITY	74,725	73,919
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$586,752	$568,668

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2006	2005	2006	2005

INTEREST AND DIVIDEND INCOME
Loans including fees	$6,355	$5,602	$18,250	$16,341
Investment Securities:
Taxable	874	966	2,691	3,420
Tax-exempt	1,004	969	2,993	2,246
Dividend and other interest income	314	279	982	898
TOTAL INTEREST AND DIVIDEND INCOME	8,547	7,816	24,916	22,905

INTEREST EXPENSE
Deposits	2,447	1,537	6,252	4,151
Short-term borrowings	306	199	1,221	545
Long-term borrowings, FHLB	954	965	2,844	2,711
TOTAL INTEREST EXPENSE	3,707	2,701	10,317	7,407

NET INTEREST INCOME	4,840	5,115	14,599	15,498

PROVISION FOR LOAN LOSSES	89	180	485	540

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,751	4,935	14,114	14,958

NON-INTEREST INCOME
Deposit service charges	596	612	1,773	1,603
Securities gains, net	561	556	1,385	1,854
Bank-owned life insurance	94	288	272	475
Gain on sale of loans	264	263	624	631
Insurance commissions	502	507	1,732	1,802
Other	370	321	1,154	964
TOTAL NON-INTEREST INCOME	2,387	2,547	6,940	7,329

NON-INTEREST EXPENSE
Salaries and employee benefits	2,174	2,096	6,620	6,225
Occupancy, net	308	261	826	838
Furniture and equipment	309	262	894	717
Pennsylvania shares tax	151	138	447	417
Other	1,172	1,031	3,356	3,035
TOTAL NON-INTEREST EXPENSE	4,114	3,788	12,143	11,232

INCOME BEFORE INCOME TAX PROVISION	3,024	3,694	8,911	11,055
INCOME TAX PROVISION	560	746	1,558	2,632
NET INCOME	$2,464	$2,948	$7,353	$8,423

EARNINGS PER SHARE - BASIC	$0.63	$0.74	$1.87	$2.12
EARNINGS PER SHARE - DILUTED	$0.63	$0.74	$1.87	$2.12
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,927,261	3,972,862	3,942,533	3,973,455
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,927,740	3,974,956	3,943,016	3,975,769
DIVIDENDS PER SHARE	$0.44	$0.39	$1.29	$1.15

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE	TREASURY	TOTAL SHAREHOLDERS’
(In Thousands Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY
Balance, December 31, 2005	4,002,159	$33,351	$17,772	$22,938	$850	$(992)	$73,919

Comprehensive Income:
Net income				7,353			7,353
Net change in unrealized gain on investments available for sale, net of reclassification adjustment, net of income tax of $424					824		824
Total comprehensive income							8,177
Dividends declared, ($1.29 per share)				(5,083)			(5,083)
Purchase of treasury stock (60,000 shares)						(2,303)	(2,303)
Common shares issued for employee stock purchase plan	421	3	12				15
Balance, September 30, 2006	4,002,580	$33,354	$17,784	$25,208	$1,674	$(3,295)	$74,725

	COMMON STOCK		ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE	TREASURY	TOTAL SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY
Balance, December 31, 2004	3,998,204	$33,318	$17,700	$18,262	$4,331	$(446)	$73,165

Comprehensive Income:
Net income				8,423			8,423
Net change in unrealized loss on investments available for sale, net of reclassification adjustment, net of income tax benefit of $1,245					(2,417)		(2,417)
Total comprehensive income							6,006
Dividends declared, ($1.15 per share)				(4,583)			(4,583)
Purchase of treasury stock (3,000 shares)						(115)	(115)
Stock options exercised	675	6	11				17
Balance, September 30, 2005	3,998,879	$33,324	$17,711	$22,102	$1,914	$(561)	$74,490

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2006	2005	2006	2005

Net Income	$2,464	$2,948	$7,353	$8,423
Other comprehensive income (loss):
Net unrealized gains (losses) on available for sale securities	5,026	(3,350)	2,633	(1,808)
Less: Reclassification adjustment for net gains included in net income	561	556	1,385	1,854
Other comprehensive income (loss) before tax	4,465	(3,906)	1,248	(3,662)
Income tax expense (benefit) related to other comprehensive income (loss)	1,518	(1,328)	424	(1,245)
Other comprehensive income (loss), net of tax	2,947	(2,578)	824	(2,417)
Comprehensive income	$5,411	$370	$8,177	$6,006

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2006	2005

OPERATING ACTIVITIES
Net Income	$7,353	$8,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	549	377
Provision for loan losses	485	540
Accretion and amortization of investment security discounts and premiums	(575)	(319)
Securities gains, net	(1,385)	(1,854)
Originations of loans held for sale	(28,031)	(21,562)
Proceeds of loans held for sale	27,454	22,909
Gain on sale of loans	(624)	(631)
Earnings on bank-owned life insurance	(272)	(475)
Other, net	(80)	200
Net cash provided by operating activities	4,874	7,608
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	39,056	113,007
Proceeds from calls and maturities	5,445	10,697
Purchases	(33,972)	(133,687)
Investment securities held to maturity:
Proceeds from calls and maturities	25	327
Purchases	(25)	(35)
Net increase in loans	(18,288)	(6,918)
Acquisition of bank premises and equipment	(767)	(1,636)
Proceeds from the sale of foreclosed assets	83	67
Investment in limited partnership	(1,535)	(3,124)
Net cash used for investing activities	(9,978)	(21,302)
FINANCING ACTIVITIES
Net increase in interest-bearing deposits	51,160	8,351
Net decrease in noninterest-bearing deposits	(1,730)	(1,997)
Proceeds of long-term borrowings	—	10,000
Repayment of long-term borrowings	(1,600)	(1,400)
Net (decrease) increase in short-term borrowings	(35,977)	3,935
Dividends paid	(5,083)	(4,583)
Issuance of common stock	15	—
Stock options exercised	—	17
Purchase of treasury stock	(2,303)	(115)
Net cash provided by financing activities	4,482	14,208
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(622)	514
CASH AND CASH EQUIVALENTS, BEGINNING	14,090	12,626
CASH AND CASH EQUIVALENTS, ENDING	$13,468	$13,140

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$9,915	$7,139
Income taxes paid	2,075	2,475
Transfer of loans to foreclosed assets	51	386

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

Note 2. Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No.  87, 88, 106, and 132(R).  FAS No. 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income.  FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures.  FAS No. 158 is effective for fiscal years ending after December 15, 2006.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance.  Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet.  SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this bulletin is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit.  EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5(“EITF 06-5”), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.

Note 3. Per Share Data

The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive per share computation.  There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the consolidated statement of income will be used as the numerator.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	4,002,340	3,986,506	4,002,220	3,986,256

Average treasury stock shares	(75,079)	(13,644)	(59,687)	(12,801)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,927,261	3,972,862	3,942,533	3,973,455

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	479	2,094	483	2,314

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,927,740	3,974,956	3,943,016	3,975,769

Options to purchase 8,999 shares and 9,728 shares of common stock at the price of $40.29 were outstanding during the three and nine months ended September 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of September 30, 2006 and 2005, respectively.

Note 4.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the 2005 Annual Report on Form 10-K.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three and nine months ended September 30, 2006 and 2005, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2006	2005	2006	2005

Service cost	$117	$125	$350	$379
Interest cost	108	110	325	335
Expected return on plan assets	(121)	(112)	(364)	(302)
Amortization of transition	(1)	(1)	(2)	(2)
Amortization of prior service cost	6	6	19	19
Amortization of net loss	6	16	17	49
Net periodic cost	$115	$144	$345	$478

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the 2005 Annual Report on Form 10-K, that it expected to contribute $500,000 to its defined benefit plan in 2006. As of September 30, 2006, a contribution in the amount of $550,000 was made for the 2005 plan year with no additional contributions anticipated.

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

Outstanding financial instruments with off balance sheet risk are as follows:

	September 30,	December 31,
(In Thousands)	2006	2005
Commitments to extend credit	$70,469	$72,583
Standby letters of credit	1,041	2,193

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

Note 8.  Employee Stock Purchase Plan

Effective April 26, 2006 the Company implemented the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company. The Plan allows for up to 1,000,000 shares to be purchased by employees. The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually. During the three and nine months ended September 30, 2006 there were 421 shares issued under the plan.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2006 and 2005

Summary Results

Net income for the three months ended September 30, 2006 was $2,464,000 compared to $2,948,000 for the same period of 2005. Basic and diluted earnings per share for the three months ended September 30, 2006 were $0.63 as compared to $0.74 for the three months ended September 30, 2005. Return on average assets and return on average equity were 1.70% and 13.41% for the three months ended September 30, 2006 as compared to 2.12% and 16.54% for the corresponding period of 2005. Net income from core operations for the three months ended September 30, 2006 and 2005, excluding after-tax net securities gains of $370,000 and $367,000, respectively, were $2,094,000 and $2,581,000.

The nine months ended September 30, 2006 generated net income of $7,353,000 compared to $8,423,000 for the same period of 2005. Earnings per share, basic and diluted, for the nine months ended September 30, 2006 were $1.87 as compared to $2.12 for the comparable period of 2005. Return on average assets and return on average equity were 1.71% and 13.20% for the nine months ended September 30, 2006 as compared to 2.05% and 14.94% for the corresponding period of 2005. Net income from core operations for the nine months ended September 30, 2006, excluding after-tax securities gains of $914,000, declined to $6,439,000 from $7,199,000 for the nine months ended September 30, 2005. (Management uses the non-GAAP measure of net income from core operations in its analysis of the Company’s performance. This measure, as used by the Company, adjusts net income by significant gains or losses that are unusual in nature. Because certain of these items and their impact on the Company’s performance are difficult to predict, management believes the presentation of financial measures excluding the impact of such items provides useful supplemental information in evaluating the operating results of the Company’s core businesses. For purposes of this Quarterly Report on Form 10-Q, net income from core operations means net income adjusted to exclude after-tax net securities gains. These disclosures should not be viewed as a substitute for net income determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.)

Interest Income

Interest income for the three months ended September 30, 2006 increased $731,000 to $8,547,000 as compared to $7,816,000 for the same period of 2005. The increase in total interest income was primarily the result of growth in average loans of $24,037,000 for the three months ended September 30, 2006 as compared to 2005. The average loan growth and a 38 basis point (“bp”) increase in loan portfolio yields accounted for $753,000 of the total interest income growth. Over this time frame the average balance of investment securities decreased $14,654,000. The decrease in the average investment portfolio was offset by an increase of 43 bp in the investment portfolio yield which resulted in total interest income from the investment portfolio declining $28,000 to $2,185,000 for the three months ended September 30, 2006, while interest income on interest bearing deposits increased $6,000 for the same period. On a taxable equivalent basis the interest income from the investment portfolio remained constant at $2,702,000. The increase in dividends received is the result of an increase in the level of dividends from the Federal Home Loan Bank of Pittsburgh coupled with an emphasis on purchasing stocks consistently having an above average dividend yield.

During the nine months ended September 30, 2006, interest income was $24,916,000, an increase of $2,011,000 over the same period in 2005. The reasons for the 8.8% growth in interest income for the nine month period are identical to those for the three month period ending September 30, 2006 discussed above. The growth in average loans of $21,754,000 coupled with a 34 bp increase in the loan portfolio yield resulted in an increase of $1,909,000 in loan interest and fee income. Average investment securities decreased slightly to $184,820,000 resulting in interest income on the investment portfolio increasing $118,000 when compared to September 30, 2005 due to an increase of 44 bp in the investment portfolio yield, while interest income on interest bearing deposits decreased $16,000 for the same period. The asset allocation between loans and the investment portfolio resulted in taxable equivalent interest income increasing $2,462,000 for the nine months ended September 30, 2006 as compared to the same period of 2005.

Interest income composition for the three and nine months ended September 30, 2006 and 2005 were as follows:

	For The Three Months Ended
	September 30, 2006		September 30, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,355	74.4%	$5,602	71.6%	$753	13.4%
Investment securities:
Taxable	874	10.2	966	12.4	(92)	(9.5)
Tax-exempt	1,004	11.7	969	12.4	35	3.6
Dividend and other interest income	314	3.7	279	3.6	35	12.5
Total interest income	$8,547	100.0%	$7,816	100.0%	$731	9.4%

	For The Nine Months Ended
	September 30, 2006		September 30, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$18,250	73.3%	$16,341	71.4%	$1,909	11.7%
Investment securities:
Taxable	2,691	10.8	3,420	14.9	(729)	(21.3)
Tax-exempt	2,993	12.0	2,246	9.8	747	33.3
Dividend and other interest income	982	3.9	898	3.9	84	9.4
Total interest income	$24,916	100.0%	$22,905	100.0%	$2,011	8.8%

Interest Expense

Interest expense for the three months ended September 30, 2006 increased $1,006,000 to $3,707,000 as compared to $2,701,000 for the same period of 2005. The increased expense associated with deposits is primarily the result of rate increases for time deposits, which are comprised of various certificates of deposit (“CD”) accounts, from the three months ended September 30, 2005 to the corresponding period of 2006. Factors that led to the rate increases include, but are not limited to, several period prime rate increases, competitive market pricing pressure, and attracting new deposit customers while retaining existing accounts. The increase in CD interest rates has exceeded the increase for other deposit accounts. This has led to a shift of a portion of the money market and savings deposit portfolios into higher yielding CDs.

Short-term borrowing costs increased as rates paid increased 153 bp as a direct result of the prime rate increases over the past year and a minimal increase in the average balance of $186,000. Long-term FHLB borrowing expense decreased minimally due to the maturity of $1,600,000 earlier in 2006.

Interest expense for the nine months ended September 30, 2006 increased $2,910,000 to $10,317,000 from $7,407,000 for the comparable period of 2005. Interest on deposits accounted for $2,101,000 of the increase due to the reasons noted in the above three month analysis. Borrowing costs increased due to the rate increases over the past year and increased average borrowings that were used to fund the growth in average earning assets.

Interest expense composition for the three and nine months ended September 30, 2006 and 2005 were as follows:

	For The Three Months Ended
	September 30, 2006		September 30, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,447	66.0%	$1,537	56.9%	$910	59.2%
Short-term borrowings	306	8.3	199	7.4	107	53.8
Long-term borrowings	954	25.7	965	35.7	(11)	(1.1)
Total interest expense	$3,707	100.0%	$2,701	100.0%	$1,006	37.2%

	For The Nine Months Ended
	September 30, 2006		September 30, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$6,252	60.6%	$4,151	56.0%	$2,101	50.6%
Short-term borrowings	1,221	11.8	545	7.4	676	124.0
Long-term borrowings	2,844	27.6	2,711	36.6	133	4.9
Total interest expense	$10,317	100.0%	$7,407	100.0%	$2,910	39.3%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended September 30, 2006 was 4.00% as compared to 4.27% for the corresponding period of 2005. The decrease in the NIM was the result of the yield on earning assets increasing 44 bp to 6.74% for the three months ended September 30, 2006, as compared to 2005; however, interest bearing liabilities increased 81 bp over the same period. The increase in the yield on earning assets is attributable to a change in the mix of earning assets as previously discussed in the Interest Income section of this Earnings Summary. The average taxable investment securities portfolio declined by $15,337,000, as the cash flow from the portfolio was utilized to fund the growth in loans. The average loan growth of $24,037,000 was predominately comprised of residential and commercial real estate loans. The yield on total loans increased to 7.13% from 6.75% due to the impact of the Federal Open Market Committee rate increases enacted over the past year offset by competitive pressure. The investment portfolio yield increased to 5.97% from 5.54% primarily from the previously noted shift in the portfolio to a portfolio weighting of tax-exempt investments. The average interest rate paid on deposit accounts increased to 3.04% as compared to 2.04% for the 2005 period. This increase was driven by growth in average time deposits of $35,623,000 and an increase in the rate paid on time deposits of 115 bp. A portion of the increase in deposit volume and the average interest yield paid is due to several CD promotions during the past year to attract new customers while retaining existing customers. The promotions were designed to gather deposits that would have maturities of two years or less. In addition, the promotions served as a catalyst to cross sell other deposit products and to implement management’s strategy regarding the CD portfolio allocation among various maturities and therefore, reducing the concentration of time deposit maturities within any single month.

Short-term borrowings realized an increase of 153 bp in interest rates charged for the three months ended September 30, 2006. The prime rate increased 150 bp to 8.25% at September 30, 2006 from 6.75% at September 30, 2005, as further evidence of the correlation between the Company’s primary source of borrowed funds, the FHLB, and the primary lending rate indicator used on a national basis.

The NIM for the nine months ended September 30, 2006 was 4.06% as compared to 4.32% for the corresponding period of 2005. The decrease in the NIM was the result of the before mentioned growth and change in mix of the earnings assets offset by increased rates paid on interest bearing liabilities and growth in total borrowings of $13,265,000.

Following is a schedule of average balances and associated yields for the three and nine month periods ended September 30, 2006 and 2005:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Tax-exempt loans	$8,275	$127	6.10%	$7,959	$126	6.28%
All other loans	347,673	6,271	7.16%	323,952	5,519	6.76%
Total loans	355,948	6,398	7.13%	331,911	5,645	6.75%

Taxable investment securities	89,849	1,181	5.26%	105,186	1,244	4.73%
Tax-exempt investment securities	91,234	1,521	6.67%	90,551	1,468	6.48%
Total securities	181,083	2,702	5.97%	195,737	2,712	5.54%

Interest bearing deposits	435	7	6.38%	183	1	2.17%

Total interest-earning assets	537,466	9,107	6.74%	527,831	8,358	6.30%

Other assets	42,042			28,758

Total assets	$579,508			$556,589

Savings	$63,081	142	0.89%	$69,366	139	0.80%
Super Now deposits	47,071	170	1.43%	50,001	106	0.84%
Money market deposits	23,300	131	2.23%	28,427	109	1.52%
Time deposits	186,187	2,004	4.27%	150,564	1,183	3.12%
Total deposits	319,639	2,447	3.04%	298,358	1,537	2.04%

Short-term borrowings	27,255	306	4.45%	27,069	199	2.92%
Long-term borrowings	82,878	954	4.57%	84,478	965	4.53%
Total borrowings	110,133	1,260	4.54%	111,547	1,164	4.14%

Total interest-bearing liabilities	429,772	3,707	3.42%	409,905	2,701	2.61%

Demand deposits	69,660			70,134
Other liabilities	6,596			5,244
Shareholders’ equity	73,480			71,306
Total liabilities and shareholders’ equity	$579,508			$556,589

Interest rate spread			3.32%			3.69%
Net interest income/margin		$5,400	4.00%		$5,657	4.27%

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

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Tax-exempt loans	$8,155	$377	6.18%	$4,179	$183	5.85%
All other loans	341,250	18,001	7.05%	323,472	16,220	6.70%
Total loans	349,405	18,378	7.03%	327,651	16,403	6.69%

Taxable securities	93,848	3,664	5.21%	120,425	4,293	4.75%
Tax-exempt securities	90,972	4,535	6.65%	67,226	3,403	6.75%
Total securities	184,820	8,199	5.91%	187,651	7,696	5.47%

Interest bearing deposits	161	9	7.47%	1,117	25	2.99%

Total interest-earning assets	534,386	26,586	6.65%	516,419	24,124	6.24%

Other assets	39,747			32,244

Total assets	$574,133			$548,663

Savings	$63,150	398	0.84%	$69,255	411	0.79%
Super Now deposits	47,835	488	1.36%	51,680	324	0.84%
Money market deposits	24,190	367	2.03%	30,398	306	1.35%
Time deposits	169,119	4,999	3.95%	140,772	3,110	2.95%
Total Deposits	304,294	6,252	2.75%	292,105	4,151	1.90%

Short-term borrowings	37,761	1,221	4.32%	28,268	545	2.58%
Other borrowings	83,359	2,844	4.56%	79,587	2,711	4.55%
Total borrowings	121,120	4,065	4.49%	107,855	3,256	4.04%

Total interest-bearing liabilities	425,414	10,317	3.24%	399,960	7,407	2.48%

Demand deposits	69,219			68,182
Other liabilities	5,245			5,353
Shareholders’ equity	74,255			75,168

	$574,133			$548,663
Interest rate spread			3.41%			3.76%
Net interest income/margin		$16,269	4.06%		$16,717	4.32%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine month periods ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2006	2005	2006	2005

Total interest income	$8,547	$7,816	$24,916	$22,905
Total interest expense	3,707	2,701	10,317	7,407

Net interest income	4,840	5,115	14,599	15,498
Tax equivalent adjustment	560	542	1,670	1,219

Net interest income (fully taxable equivalent)	$5,400	$5,657	$16,269	$16,717

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006 vs 2005 Increase (Decrease) Due to			2006 vs 2005 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$4	$(3)	$1	$183	$11	$194
Loans	417	335	752	914	867	1,781
Taxable investment securities	(240)	177	(63)	(1,083)	454	(629)
Tax-exempt investment securities	11	42	53	1,183	(51)	1,132
Interest bearing deposits	2	4	6	(63)	47	(16)
Total interest-earning assets	194	555	749	1,134	1,328	2,462

Interest expenses:
Savings deposits	(5)	8	3	(42)	29	(13)
Super Now deposits	(6)	70	64	(22)	186	164
Money market deposits	(12)	34	22	(30)	91	61
Time deposits	315	506	821	696	1,193	1,889
Short-term borrowings	1	106	107	217	459	676
Long-term borrowings	(18)	7	(11)	128	5	133
Total interest-bearing liabilities	275	731	1,006	947	1,963	2,910
Change in net interest income	$(81)	$(176)	$(257)	$187	$(635)	$(448)

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2006, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, employment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $3,679,000 at December 31, 2005 to $4,045,000 at September 30, 2006.  At September 30, 2006, the allowance for loan losses was 1.13% of total loans compared to 1.09% of total loans at December 31, 2005.  Management’s conclusion is that the allowance for loan losses is adequate to provide for possible losses inherent in the loan portfolio as of the balance sheet date.

The provision for loan losses totaled $89,000 and $485,000 for the three and nine months ended September 30, 2006, respectively, as compared to $180,000 and $540,000 for the same periods in 2005.  The decrease was the result of non-performing loans to total loans decreasing to 0.22% at September 30, 2006 from 0.32% at September 30, 2005.  The decline in the ratio is the result of growth in the loan portfolio outpacing an overall increase of $169,000 in non-performing loans (non-accrual and 90 days past due) from December 31, 2005 to $771,000 at September 30, 2006.

Based upon this analysis, as well as the others noted above, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in its loan portfolio.

Non-interest Income

Total non-interest income for the three months ended September 30, 2006 compared to the same period in 2005 decreased $160,000 to $2,387,000.  Excluding net security gains and additional bank-owned life insurance (“BOLI”) income of $196,000 related to a death benefit during 2005, non-interest income would have increased $31,000.  Deposit service charges declined $16,000 as overdraft protection fees declined due primarily to the loss of a single commercial account.  Other income increased due primarily to revenue generated from increased debit card transactions and title insurance fees.

Insurance commissions decreased slightly due to a reduction in the overall commission from the underwriter that The M Group receives on each insurance contract written.  Management of The M Group continues to pursue new and build upon current relationships.  However, the sales cycle for insurance and investment products can take typically from six months to one year or more to complete. The sales call program continues to expand to other financial institutions, which results in additional revenue for The M Group.

Total non-interest income for the nine months ended September 30, 2006 compared to the same period in 2005 decreased $389,000.  Excluding net security gains and additional BOLI income of $196,000 related to a death benefit during 2005, non-interest income would have increased $276,000.  The implementation of Bounce Protection, overdraft protection, during May 2005, resulted in an increase of $170,000 in service charge fees.  The increase in other income is the result of the items noted above for the three month period discussion.

Non-interest income composition for the three and nine months ended September 30, 2006 and 2005 were as follows:

	For The Three Months Ended
	September 30, 2006		September 30, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$596	25.0%	$612	24.0%	$(16)	(2.6)%
Net security gains	561	23.5	556	21.9	5	0.9
Bank owned life insurance	94	3.9	288	11.3	(194)	(67.4)
Gain on sale of loans	264	11.1	263	10.3	1	0.4
Insurance commissions	502	21.0	507	19.9	(5)	(1.0)
Other	370	15.5	321	12.6	49	15.3
Total non-interest income	$2,387	100.0%	$2,547	100.0%	$(160)	(6.3)%

	For The Nine Months Ended
	September 30, 2006		September 30, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$1,773	25.5%	$1,603	21.9%	$170	10.6%
Net security gains	1,385	20.0	1,854	25.3	(469)	(25.3)
Bank owned life insurance	272	3.9	475	6.5	(203)	(42.7)
Gain on sale of loans	624	9.0	631	8.6	(7)	(1.1)
Insurance commissions	1,732	25.0	1,802	24.6	(70)	(3.9)
Other	1,154	16.6	964	13.1	190	19.7
Total non-interest income	$6,940	100.0%	$7,329	100.0%	$(389)	(5.3)%

Non-interest Expenses

Total non-interest expenses increased $326,000 from the three months ended September 30, 2005 compared to the same period of 2006.  The increase in salaries and employee benefits was attributable to several items including: standard cost of living wage adjustments for employees, new additions to our staff, and increased health insurance cost.  Furniture and equipment expense and occupancy expense increased due to the new branch in Montoursville and increased cost of maintenance.  Other expenses increased primarily due to normal anticipated inflationary adjustments to ongoing business operating costs and the Company’s share of operating results incurred through a limited partnership arrangement which was initiated during the fourth quarter of 2005 for the purposes of funding the construction of affordable housing in the Company’s primary market area.

Total non-interest expenses increased $911,000 from the nine months ended September 30, 2005 as compared to the same period of 2006.  As noted above in the three month discussion, the new Montoursville branch and the State College branch, opened in May 2005, in addition to normal increases in general business expenses, impacted the level of non-interest expenses.  Decreased maintenance of buildings resulted in occupancy expense declining for the nine month period ended September 30, 2006 as compared to 2005.

Non-interest expense composition for the three and nine months ended September 30, 2006 and 2005 were as follows:

	For The Three Months Ended
	Septmeber 30, 2006		September 30, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,174	52.8%	$2,096	55.3%	$78	3.7%
Occupancy, net	308	7.5	261	6.9	47	18.0
Furniture and equipment	309	7.5	262	6.9	47	17.9
Pennsylvania shares tax	151	3.7	138	3.7	13	9.4
Other	1,172	28.5	1,031	27.2	141	13.7
Total non-interest expense	$4,114	100.0%	$3,788	100.0%	$326	8.6%

	For The Nine Months Ended
	September 30, 2006		September 30, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$6,620	54.5%	$6,225	55.4%	$395	6.3%
Occupancy, net	826	6.8	838	7.5	(12)	(1.4)
Furniture and equipment	894	7.4	717	6.4	177	24.7
Pennsylvania shares tax	447	3.7	417	3.7	30	7.2
Other	3,356	27.6	3,035	27.0	321	10.6
Total non-interest expense	$12,143	100.0%	$11,232	100.0%	$911	8.1%

Provision for Income Taxes

Income taxes decreased $186,000 and $1,074,000 for the three and nine month periods ended September 30, 2006 compared to the same periods of 2005.  The effective tax rates for the three months ended September 30, 2006 and 2005 were 18.5% and 20.2%, respectively.  The nine months ended September 30, 2006 had an effective tax rate of 17.5% compared to 23.8% for the comparable period of 2005.  The decline in the effective tax rate is consistent with management’s repositioning of the investment portfolio from taxable investment securities to tax-exempt investment securities and tax credits related to investments in low income housing projects.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents decreased $622,000 from $14,090,000 at December 31, 2005, primarily as a result of the following activities during the nine months ended September 30, 2006:

Operating Activities

The significant components of operating activities are net income and the origination and proceeds of loans held for sale.  Activity regarding loans held for sale resulted in sale proceeds, less $624,000 in realized gains, exceeding loan origination disbursements by $1,201,000 for the period.

Loans

Gross loans increased $18,118,000 since December 31, 2005 as residential real estate mortgages increased 5.1% or $7,593,000 in part due to the active marketing of a new home equity line of credit product during 2006.  The growth in commercial real estate mortgages is part of the Company’s strategy to originate high quality, well secured commercial loans.

The allocation of the loan portfolio, by category, as of September 30, 2006 and December 31, 2005 is presented below:

	September 30,	December 31,	Change
(In Thousands)	2006	2005	Amount	%
Commercial and agricultural	$34,016	$34,407	$(391)	(1.1)%
Real estate mortgage:
Residential	157,593	150,000	7,593	5.1
Commercial	132,848	127,131	5,717	4.5
Construction	15,386	10,681	4,705	44.1
Installment loans to individuals	17,754	17,281	473	2.7
Less: Net deferred loan fees	1,041	1,062	(21)	(2.0)
Gross loans	$356,556	$338,438	$18,118	5.4%

The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, amounted to $568,000 at September 30, 2006, as compared to no impaired loans at December 31, 2005.  The valuation allowance related to impaired loans amounted to $61,000 at September 30, 2006.

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

Investments

The amortized cost and fair market value of the investment securities portfolio in total has declined modestly since December 31, 2005.  Over the first nine months of 2006, the amortized cost of state and political securities has increased $5,701,000, while U.S. Government and agency securities decreased $6,054,000.  This shift is the result of a repositioning of the securities portfolio that began during 2005.  The shift from taxable to tax exempt bonds has been undertaken as a strategy to build call protection, maintain the taxable equivalent yield, reduce the effective federal income tax rate, and invest in communities across the Commonwealth of Pennsylvania and the country.

The amortized cost of investment securities and their approximate fair values are as follows:

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for Sale (AFS)
U.S. Government and agency securities	$59,442	$15	$(1,472)	$57,985
State and political securities	99,470	2,084	(491)	101,063
Other debt securities	1,999	25	(21)	2,003
Total debt securities	160,911	2,124	(1,984)	161,051
Equity securities	21,044	2,719	(330)	23,433
Total Investment Securities AFS	$181,955	$4,843	$(2,314)	$184,484

Held to Maturity (HTM)
U.S. Government and agency securities	$27	$1	$—	$28
Other debt securities	255	2	—	257
Total Investment Securities HTM	$282	$3	$—	$285

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for Sale (AFS)
U.S. Government and agency securities	$65,496	$30	$(1,573)	$63,953
State and political securities	93,769	1,390	(1,068)	94,091
Other debt securities	1,750	12	(43)	1,719
Total debt securities	161,015	1,432	(2,684)	159,763
Equity securities	24,715	2,951	(411)	27,255
Total Investment Securities AFS	$185,730	$4,383	$(3,095)	$187,018

Held to Maturity (HTM)
U.S. Government and agency securities	$28	$2	$—	$30
Other debt securities	237	—	(29)	208
Total Investment Securities HTM	$265	$2	$(29)	$238

Financing Activities

Deposits

Total deposits increased 14.0% or $49,430,000 from December 31, 2005 to September 30, 2006.  The mix of deposits has shifted toward time deposits from December 31, 2005 to September 30, 2006.  The shift is the result of several short maturity time deposit gathering campaigns undertaken during the past year.  In addition, a campaign run in August of 2006 to celebrate the grand opening of the Montoursville branch attracted $21,646,000 in time deposits with approximately 66% of the funds coming from outside the Bank.  During the second half of 2005 the Bank began utilizing brokered deposits (time deposits) to supplement the funding of loan originations and investment purchases.  These time deposits are generally for a term of either four or thirteen weeks with interest rates presently at or below the cost of alternative funding sources, such as short-term borrowing instruments from the FHLB.  The amount of brokered deposits is continuously monitored and is used to supplement deposits, not as a primary source of deposits.

Deposit balances and their changes for the periods being discussed follow:

	September 30, 2006		December 31, 2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$69,412	17.3%	$71,142	20.2%	$(1,730)	(2.4)%
NOW Accounts	46,508	11.6	48,678	13.8	(2,170)	(4.5)
Money market deposits	22,120	5.5	24,446	6.9	(2,326)	(9.5)
Savings deposits	61,977	15.4	61,906	17.6	71	0.1
Time deposits	179,583	44.7	137,373	39.0	42,210	30.7
Time deposits - brokered	22,122	5.5	8,747	2.5	13,375	152.9
Total deposits	$401,722	100.0%	$352,292	100.0%	$49,430	14.0%

Borrowed Funds

Total borrowed funds decreased 27.1% to $100,904,000 at September 30, 2006 as compared to December 31, 2005.  The decrease in borrowed funds is the result of deposit growth that occurred primarily in time deposits since December 31, 2005.  FHLB short-term borrowings were utilized during the first nine months of 2006; however, there were no such borrowings outstanding at September 30, 2006.  Long-term borrowings declined due to a maturity of $1,600,000 that carried a fixed rate of 2.67%.

	September 30,	December 31,
(In Thousands)	2006	2005
Short-term borrowings:
FHLB repurchase agreements	$1,480	$1,740
Short-term borrowings, FHLB	—	37,000
Securities sold under agreement to repurchase	16,546	15,263
Total short-term borrowings	18,026	54,003

Long-term borrowings, FHLB	82,878	84,478
Total borrowed funds	$100,904	$138,481

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

Capital ratios as of September 30, 2006 and December 31, 2005 were as follows:

	2006		2005
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$73,388	20.2%	$73,210	21.0%
For Capital Adequacy Purposes	29,057	8.0	27,937	8.0
To Be Well Capitalized	36,321	10.0	34,921	10.0

Tier I Capital
(to Risk-weighted Assets)

Actual	$68,265	18.8%	$68,388	19.6%
For Capital Adequacy Purposes	14,528	4.0	13,968	4.0
To Be Well Capitalized	21,793	6.0	20,952	6.0

Tier I Capital
(to Average Assets)

Actual	$68,265	11.9%	$68,388	12.2%
For Capital Adequacy Purposes	23,029	4.0	22,495	4.0
To Be Well Capitalized	28,786	5.0	28,119	5.0

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the Federal Home Loan Bank of $217,104,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $25,500,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  Federal Home Loan Bank borrowings totaled $84,358,000 as of September 30, 2006.

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

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

On April 25, 2006 the Board of Directors authorized the repurchase of approximately 5% of the outstanding shares of the Registrant.  The repurchase plan is for a one year period and allows for the repurchase of 197,000 shares of the 3,941,787 shares outstanding at April 25, 2006.  To date, there have been 26,000 shares repurchased under this plan.

During the three months ended September 30, 2006 there were 16,000 shares of the Company’s common stock repurchased as part of the previously announced repurchase program.

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month#1(July 1- July 31, 2006)	5,000	$38.20	5,000	182,000

Month#2 (August 1- August 31, 2006)	—	—	—	—

Month#3 (September 1,- September 30, 2006)	11,000	37.75	11,000	171,000

Item 3.          Defaults Upon Senior Securities

None

Item 4.          Submission of Matters to a Vote of Security Holders

None

Item 5.          Other Information

None

Item 6.          Exhibits

(3) (i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
(3) (ii)	Bylaws of the Registrant as presently in effect (incorporated by reference to Exhibit 3 (ii) of the Registrant’s Current Report on Form 8-K filed June 17, 2005).
(31) (i)	Rule 13a-14(a) Certification of Chief Executive Officer.
(31) (ii)	Rule 13a-14(a) Certification of Principal Financial Officer.
(32) (i)	Section 1350 Certification of Chief Executive Officer.
(32) (ii)	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date: November 7, 2006	/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer

Date: November 7, 2006	/s/ Brian L. Knepp
Brian L. Knepp, Vice President of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Principal Financial Officer