Form 10-K
period 2006-12-31
PENNS WOODS BANCORP INC
filed 2007-03-15
CIK 716605

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Registrant’s telephone number, including area code (570) 322-1111

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	which registered
Common stock, par value $8.33 per share	The NASDAQ Stock Market LLC

Securities to be registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes☒No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the aggregate market value of the voting stock held by non-affiliates of the registrant $151,295,164 at June 30, 2006.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 6, 2007
Common Stock, $8.33 Par Value	3,896,492 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 25, 2007 are incorporated by reference in Part III hereof.

PART I

ITEM 1                    BUSINESS

A.  General Development of Business and History
On January 7, 1983, Penns Woods Bancorp, Inc. (the “Company”) was incorporated under the laws of the Commonwealth of Pennsylvania as a bank holding company.  The Jersey Shore State Bank (the “Bank”) became a wholly owned subsidiary of the Company, and each outstanding share of Bank common stock was converted into one share of Company common stock.  This transaction was approved by the shareholders of the Bank on April 11, 1983 and was officially effective on July 12, 1983.  The Company’s two other wholly-owned subsidiaries are Woods Real Estate Development Company, Inc. and Woods Investment Company, Inc.  The Company’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank and Woods Investment Company, Inc.

The Bank is engaged in commercial and retail which includes the acceptance of time, savings, and demand deposits, the funding of commercial, consumer, and mortgage loans, and safe deposit services.  Utilizing a thirteen branch office network, ATMs, internet, and telephone banking delivery channels, the Bank delivers its products and services to the communities it resides in.

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

The Bank employed 187 persons as of December 31, 2006 in either a full-time or part-time capacity.  The Company does not have any employees.  The principal officers of the Bank also serve as officers of the Company.

Woods Investment Company, Inc., a Delaware holding company, maintains an investment portfolio that is managed for total return and to fund dividend payments to the Company.

Woods Real Estate Development Company, Inc. serves the Company through its acquisition and ownership of certain properties utilized by the Bank.

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

Prompt Corrective Action - The FDIC has specified the levels at which an insured institution will be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” and “critically undercapitalized.” In the event an institution’s capital deteriorates to the “undercapitalized” category or below, the Federal Deposit Insurance Act (the “FDIA”) and FDIC regulations prescribe an increasing amount of regulatory intervention, including: (1) the institution of a capital restoration plan by a bank and a guarantee of the plan by a parent institution; and (2) the placement of a hold on increases in assets, number of branches, or lines of business.  If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver.  For well-capitalized institutions, the FDIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity.

Deposit Insurance — Historically, there were two deposit insurance funds administered by the FDIC - the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”).  The Bank’s deposits were insured under the BIF; however, the deposits assumed by the Bank in connection with the merger of Lock Haven Savings Bank were treated and assessed as SAIF-insured deposits.  The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measure.  Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution’s subgroup assignment is based upon the FDIC’s judgment of the institution’s strength in light of supervisory evaluations, including examination reports, statistical analyses, and other information relevant to gauging the risk posed by the institution.  Only institutions with a total capital to risk-adjusted assets ratio of 10.0% or greater, a Tier 1 capital  to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group.   As of December 31, 2006, the Bank’s ratios were well above required minimum ratios.

The assessment rates range from zero for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk.  The Bank is in the category of institutions that presently pay nothing for deposit insurance.  While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation (“FICO”) bonds.  FICO was created by Congress to issue bonds to finance the resolution of failed thrift institutions.  The current annual FICO assessment for the Bank (and all banks) is $.0132 per $100 of BIF deposits.

In February 2006, deposit insurance modernization legislation was enacted.  The legislation merged the BIF and SAIF into a single Deposit Insurance Fund, increased deposit insurance coverage for IRAs to $250,000, provided for the future increase of deposit insurance on all accounts by authorizing the FDIC to index the coverage to the rate of inflation, authorized the FDIC to set the reserve ratio of the combined Deposit Insurance Fund at a level between 1.15% and 1.50%, and permited the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios.

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

As of December 31, 2006, the Bank had total assets of $576,896,000; total shareholders’ equity of $57,789,000 and total deposits of $396,204,000.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation for the maximum amount provided under current law.

The Bank engages in business as a commercial bank, doing business at several locations in Lycoming, Clinton, and Centre Counties, Pennsylvania.  The Bank offers insurance, securities brokerage services, annuity and mutual fund investment products, and financial planning through its wholly owned subsidiary, The M Group, Inc. D/B/A The Comprehensive Financial Group.

Services offered by the Bank include accepting time, demand and savings deposits including Super NOW accounts, statement savings accounts, money market accounts, fixed rate certificates of deposit, and club accounts.  Its services also include making secured and unsecured business and consumer loan that include financing commercial transactions as well as construction and residential mortgage loans and revolving credit loans with overdraft protection.

The Bank’s loan portfolio mix can be classified into four principal categories.  These are real estate, agricultural, commercial, and consumer.  Real estate loans can be further segmented into construction and land development, farmland, one-to-four family residential, multi-family, and commercial or industrial.  Qualified borrowers are defined by policy and our underwriting standards.   Owner provided equity requirements range from 20% to 30% with a first lien status required.  Terms are generally restricted to between 10 and 20 years with the exception of construction and land development, which are limited to one to five years.  Real estate appraisals, property construction verifications, and site visitations comply with policy and industry regulatory standards.

Prospective residential mortgage customer’s repayment ability is determined from information contained in the application and recent income tax returns.   Emphasis is on credit, employment, income, and residency verification.  Broad hazard insurance is always required and flood insurance where applicable.  In the case of construction mortgages, builders risk insurance is requested.

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

Commercial loans are made for the acquisition and improvement of real estate, purchase of equipment, and for working capital purposes on a seasonal or revolving basis.  General purpose working capital loans are also available with repayment expected within one year.  Equipment loans are generally amortized over three to seven years, with an owner equity contribution required of at least 20% of the purchase price.  Insurance coverage with the Bank as loss payee is required, especially in the case where the equipment is rolling stock. It is also a general policy to collateralize non-real estate loans with the asset purchased and, dependant upon loan terms, junior liens are filed on other available assets.  Financial information required on all commercial mortgages includes the most current three years balance sheets and income statements and projections on income to be developed through the project.  In the case of corporations and partnerships, the principals are often asked to indebt themselves personally as well.

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

Letter of Credit availability is limited to standbys where the customer is well known to the Bank.  Credit criteria is the same as that utilized in making a direct loan.  Collateral is obtained in most cases, and whenever the expiration date is beyond one year.

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

The Bank’s investment portfolio is analyzed and priced on a      monthly basis. Investments are made in U.S. Treasuries, U.S. Agency issues, bank qualified municipal bonds, corporate bonds, and corporate stocks which consist of Pennsylvania bank stocks.  Bonds with BAA or better ratings are used, unless a local issue is purchased that has a lesser or no rating.  Factors taken into consideration when investments are purchased include liquidity, the Company’s tax position, tax equivalent yield, third party investment ratings, and the policies of the Asset/Liability Committee.

The banking environment in Lycoming, Clinton, and Centre Counties, Pennsylvania is highly competitive.  The Bank operates thirteen full service offices in these markets and competes for loans and deposits with numerous commercial banks, savings and loan associations, and other financial institutions. The economic base of the region is developed around small business, health care, educational facilities (college and public schools), light manufacturing industries, and agriculture.

The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors, excluding public entities that account for approximately 10% of total deposits.  Although the Bank has regular opportunities to bid on pools of funds of $100,000 or more in the hands of municipalities, hospitals, and others, it does not rely on these monies to fund loans or intermediate or longer-term investments.

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

ITEM 1A           RISK FACTORS

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

We face substantial competition in all phases of our operations from a variety of different competitors, including commercial banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, factoring companies, leasing companies, insurance companies, and money market mutual funds.  There is very strong competition among financial services providers in our principal service area.  Our competitors may have greater resources, higher lending limits, or larger branch systems than we do.  Accordingly, they may be able to offer a broader range of products and services as well as better pricing for those products and services than we can.

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

We are and will continue to be dependent upon the services of our executive management team. In addition, we will continue to depend on our ability to retain and recruit key commercial loan officers. The unexpected loss of services of any key management personnel or commercial loan officers could have an adverse effect on our business and financial condition because of their skills, knowledge of our market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

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

The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking, and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, we can provide no assurance that we will be able to properly or timely anticipate or implement such technologies or properly train our staff to use such technologies.  Any failure to adapt to new technologies could adversely affect our business, financial condition or operating results.

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

ITEM 1B           UNRESOLVED STAFF COMMENTS

None.

ITEM 2                    PROPERTIES

The Company owns and leases its properties.  Listed herewith are the locations of properties owned or leased, in which the banking offices are located; all properties are in good condition and adequate for the Bank’s purposes:

Office	Address	Ownership
Main	115 South Main Street	Owned
P.O. Box 5098
Jersey Shore, Pennsylvania 17740

Bridge Street	112 Bridge Street	Owned
Jersey Shore, Pennsylvania 17740

DuBoistown	2675 Euclid Avenue	Owned
Williamsport, Pennsylvania 17702

Williamsport	300 Market Street	Owned
P.O. Box 967
Williamsport, Pennsylvania 17703-0967

Montgomery	9094 Rt. 405 Highway	Under Lease
Montgomery, Pennsylvania 17752

Lock Haven	4 West Main Street	Owned
Lock Haven, Pennsylvania 17745

Mill Hall	(Inside Wal-Mart), 173 Hogan Boulevard	Under Lease
Mill Hall, Pennsylvania 17751

Spring Mills	3635 Penns Valley Road, P.O. Box 66	Owned
Spring Mills, Pennsylvania 16875

Centre Hall	2842 Earlystown Road	Land Under Lease
Centre Hall, Pennsylvania 16828

Zion	100 Cobblestone Road	Under Lease
Bellefonte, Pennsylvania 16823

State College	(Inside Wal-Mart), 1665 North Atherton Place	Under Lease
State College, Pennsylvania 16803

State College	2050 North Atherton Street	Land Under Lease
State College, Pennsylvania 16803

Montoursville	820 Broad Street	Under Lease
Montoursville, Pennsylvania 17754

The M Group, Inc.	705 Washington Boulevard	Under Lease
D/B/A The	Williamsport, Pennsylvania 17701
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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5       MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is listed on the NASDAQ Global Market under the symbol “PWOD”.  The following table sets forth (1) the quarterly high and low prices for a share of the Company’s Common Stock during the periods indicated, and (2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 2004.

			Dividends
	HIGH	LOW	Declared
2004
First quarter	$40.33	$35.92	$0.29
Second quarter	39.09	35.39	0.29
Third quarter	42.29	36.80	0.29
Fourth quarter	41.77	37.72	0.60
2005
First quarter	$41.67	$38.58	$0.38
Second quarter	41.58	37.08	0.38
Third quarter	38.30	36.76	0.39
Fourth quarter	39.76	36.67	0.41
2006
First quarter	$38.75	$37.75	$0.42
Second quarter	39.50	36.50	0.43
Third quarter	38.48	37.02	0.44
Fourth quarter	38.59	36.20	0.44

The Bank has paid cash dividends since 1941.  The Company has paid dividends since the effective date of its formation as a bank holding company.  It is the present intention of the Registrant’s Board of Directors to continue the dividend payment policy; however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors relevant at the time the Board of Directors of the Registrant considers dividend policy.  Cash available for dividend distributions to shareholders of the Registrant primarily comes from dividends paid by the Bank to the Company.  Therefore, the restrictions on the Bank’s dividend payments are directly applicable to the Company.  See also the information appearing in Note 18 to Notes to Consolidated Financial Statements included in the Annual Report on

Form 10-K for additional information related to dividend restrictions.

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

As of March 6, 2007, the Company had approximately 1,300 shareholders of record.

Following is a schedule of the shares of the Company’s common stock purchased by the Company during the fourth quarter of 2006.

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month#1(October 1- October 31, 2006)	—	$—	—	—

Month#2 (November 1- November 30, 2006)	11,400	38.40	11,400	159,600

Month#3 (December 1- December 31, 2006)	5,000	37.65	5,000	154,600

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Stock Index, NASDAQ Bank Index, and NASDAQ Composite for the period of five fiscal years assuming the investment of $100.00 on December 31, 2001 and assuming the reinvestment of dividends.  The shareholder return shown on the graph below is not necessarily indicative of future performance.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Penns Woods Bancorp, Inc.	100.00	107.85	157.86	169.44	170.79	173.77
S&P 500	100.00	77.90	100.24	111.14	116.59	135.00
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
NASDAQ Bank Index	100.00	106.95	142.29	161.73	158.61	180.53

ITEM 6       SELECTED FINANCIAL DATA

The following table sets forth certain financial data as of and for each of the years in the five-year period ended December 31, 2006.

(In Thousands, Except Per Share Data)	2006	2005	2004	2003	2002

Consolidated Statement of Income Data:
Interest income	$33,753	$30,903	$29,845	$28,384	$28,465
Interest expense	14,210	10,381	8,768	9,265	10,846
Net interest income	19,543	20,522	21,077	19,119	17,619
Provision for loan losses	635	720	465	255	365
Net interest income after provision for loan losses	18,908	19,802	20,612	18,864	17,254
Noninterest income	9,029	9,431	8,918	9,150	5,965
Noninterest expense	16,329	15,108	14,184	13,137	12,086
Income before income taxes	11,608	14,125	15,346	14,877	11,133
Applicable income taxes	1,961	3,224	4,263	3,703	2,247
Net Income	$9,647	$10,901	$11,083	$11,174	$8,886

Consolidated Balance Sheet at End of Period:
Total assets	$592,285	$568,668	$546,703	$527,381	$472,206
Loans	360,384	338,438	324,505	275,828	257,845
Allowance for loan losses	(4,185)	(3,679)	(3,338)	(3,069)	(2,953)
Deposits	395,191	352,529	356,836	334,318	339,848
Long-term debt — other	82,878	84,478	75,878	70,878	51,778
Shareholders’ equity	74,594	73,919	73,165	69,769	63,142

Per Share Data:
Earnings per share - Basic	$2.45	$2.75	$2.78	$2.79	$2.22
Earnings per share - Diluted	2.45	2.74	2.78	2.79	2.22
Cash dividends declared	1.73	1.56	1.47	1.24	1.03
Book value	19.12	18.59	18.36	17.50	15.78
Number of shares outstanding, at end of period	3,900,742	3,975,787	3,985,832	3,985,872	3,637,595
Average number of shares outstanding-basic	3,934,138	3,971,926	3,990,008	3,996,702	4,003,575

Selected financial ratios:
Return on average shareholders’ equity	12.93%	14.54%	15.49%	16.60%	15.00%
Return on average total assets	1.67%	1.97%	2.06%	2.24%	2.01%
Net interest income to average interest earning assets	4.06%	4.29%	4.32%	4.36%	4.25%
Dividend payout ratio	70.51%	57.10%	52.72%	44.76%	46.40%
Average shareholders’ equity to average total assets	12.92%	13.56%	13.30%	13.51%	13.39%
Loans to deposits, at end of period	91.19%	96.00%	90.94%	82.50%	75.87%

Per share data and number of shares outstanding have been adjusted in each reporting period to give retroactive effect to a 10% stock dividend issued October 30, 2003 and a six for five stock split issued November 18, 2005.

ITEM 7       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 34%.  The tax equivalent adjustments to net interest income for 2006, 2005, and 2004 were $2,245,000, $1,764,000, and $906,000, respectively.

2006 vs 2005

Reported net interest income decreased $979,000 or 4.8% to $19,543,000 for the year ended December 31, 2006 as compared to the year ended December 31, 2005 as the yield on earning assets increased to 6.70% from 6.29%, respectively.  On a tax equivalent basis the change in net interest income was a decrease of $498,000 which is the result of the rate paid on interest bearing liabilities increasing at nearly twice the rate of increases in the yield on earning assets.  Total interest income increased 9.2% or $2,850,000 primarily due to growth in the average balance of the loan portfolio of $22,150,000 coupled with an increase in loan yield to 7.10% from 6.73% at December 31, 2005.  Interest and dividend income generated from the investment portfolio and interest bearing cash deposits increased $98,000.  The increase was the result of the yield on the investment portfolio increasing 39 basis points while the average balance of the investment portfolio declined by $3,474,000.

Interest expense increased $3,829,000 to $14,210,000 for the year ended December 31, 2006 as compared to 2005.  The majority of the increase, 82% or $3,134,000, is related to increased rates being paid on deposit accounts, which had an average rate paid of 2.88% and 1.98% for the years ended December 31, 2006 and 2005, respectively.  The increases were driven by market competition and rate increases enacted by the Federal Open Markets Committee (FOMC).  Interest expense related to time deposits increased $2,827,000 as the average rate paid on time deposits increased to 4.11% from 3.02% for the year ended December 31, 2005.  The increase in time deposit rates was the result of competitive pressure, FOMC rate increases, rate specials related to the opening of a new branch and the one year anniversary of a second, and incentive to customers to invest in short-term time deposits.  In addition, the average balance in time deposits increased $30,130,000 due to the before mentioned rate specials, transfer of dollars from transaction accounts due to the increasing rate disparity between products, and the use of brokered deposits to limit the reliance on short-term FHLB funding

The rate paid on borrowings increased to 4.50% from 4.08% for the year ended December 31, 2006.  The increase in rate resulted in interest expense on borrowings increasing $695,000 with the majority of the increase occurring in the short-term borrowing category.  The short-term borrowing rate increased 144 basis points to 4.34% due to the FOMC rate increases since the start of 2005.  Interest expense associated with long-term borrowings increased $123,000 due to the average balance of long-term FHLB borrowings increasing $2,417,000 while the weighted average interest rate on the long-term debt remained constant.

2005 vs 2004

Reported net interest income decreased $555,000 or 2.6 % from the year ended December 31, 2004 to 2005.  Total interest income increased $1,058,000 and is attributed to the increase of $27,940,000 in the average balance of the loan portfolio coupled with an increase of the tax equivalent yield on investment securities of 45 basis points offset partially by a decrease in the average balance of the investment securities of $17,608,000.

On a tax equivalent basis, net interest income increased to $22,286,000 from $21,983,000 for the year ended December 31, 2004.  The tax equivalent interest income on the investment portfolio remained stable despite a decrease in the average balance of the investment portfolio of $17,608,000.  Offsetting the decline in average balance of the portfolio was a shift in the portfolio to tax-exempt bonds from taxable.  This repositioning was undertaken to provide portfolio call protection, strategic investment at the community level, and as part of the Company’s tax strategy.  The net growth in the volume of the loan portfolio was the driving force behind the increase in loan interest income as the yield on loans increased 3 basis points to 6.73% at December 31, 2005.

For the year ended December 31, 2005, reported interest expense increased $1,613,000 over the same period of 2004.  Over half of the increased level of interest expense was due to market driven increases in the rates paid on deposit accounts.  The increases are primarily the result of the continued rate increases enacted by the FOMC coupled with aggressive pricing due to competition for deposits.  In addition, deposit dollars have shifted from lower rate transaction based accounts to higher rate time deposits during 2005.  This shift has resulted in the average balance of time deposits increasing $16,051,000 in 2005 as compared to 2004.  The shift in dollars and the FOMC rate increases resulted in the average rate paid on deposits increasing to 1.98% from 1.65% for the year ended December 31, 2004 with the time deposit portfolio average rate increasing 40 basis points over the time period.

The Company increased long-term borrowing during 2005 through the FHLB to manage future borrowing costs and to enhance liability positioning.  These additional borrowings were utilized by management to replace maturing debt and to supplement the funding of the growth in the loan portfolio.  The increase in the expense on long-term borrowings is the result of average balances of long-term FHLB borrowings increasing $5,093,000 while the weighted average interest rate on the long-term debt remained constant.  Short-term borrowing interest increased $392,000 as a result of the before mentioned FOMC rate increases and an increase of the average balances outstanding during the year of $257,000.

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

	2006
(In Thousands)	Average Balance	Interest	Average Rate
ASSETS:
Tax-exempt loans	$8,173	$503	6.15%
All other loans	344,524	24,545	7.12%
Total loans	352,697	25,048	7.10%

Taxable securities	91,767	4,837	5.27%
Tax-exempt securitites	92,692	6,102	6.58%
Total securities	184,459	10,939	5.93%

Interest-bearing deposits	152	11	7.24%

Total interest-earning assets	537,308	35,998	6.70%

Other assets	40,413

Total assets	$577,721

LIABILITIES:
Savings	$61,958	509	0.82%
Super Now deposits	47,294	655	1.38%
Money market deposits	23,905	493	2.06%
Time deposits	176,521	7,251	4.11%
Total deposits	309,678	8,908	2.88%

Short-term borrowings	34,612	1,503	4.34%
Long-term borrowings	83,237	3,799	4.56%
Total borrowings	117,849	5,302	4.50%

Total interest-bearing liabilities	427,527	14,210	3.32%

Demand deposits	69,668
Other liabilities	5,899
Shareholders’ equity	74,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$577,721
Interest rate spread			3.38%
Net interest income/margin		$21,788	4.06%

Fees on loans are included with interest on loans.  Loan fees are included in interest income as follows:  2006 $478,000, 2005 $491,000, 2004 $470,000

Information on this table has been calculated using average daily balances to obtain average balances.

Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate.

	2005			2004
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:
Tax-exempt loans	$5,370	$307	5.72%	$1,359	$82	6.03%
All other loans	325,177	21,924	6.74%	301,248	20,207	6.71%
Total loans	330,547	22,231	6.73%	302,607	20,289	6.70%

Taxable securities	115,041	5,529	4.81%	170,876	7,872	4.61%
Tax-exempt securitites	72,892	4,882	6.70%	34,665	2,586	7.46%
Total securities	187,933	10,411	5.54%	205,541	10,458	5.09%

Interest-bearing deposits	873	25	2.86%	434	4	0.92%

Total interest-earning assets	519,353	32,667	6.29%	508,582	30,751	6.05%

Other assets	33,308			29,064

Total assets	$552,661			$537,646

LIABILITIES:
Savings	$64,795	500	0.77%	$69,796	578	0.83%
Super Now deposits	50,756	438	0.86%	54,690	391	0.71%
Money market deposits	29,317	412	1.41%	35,164	392	1.11%
Time deposits	146,391	4,424	3.02%	130,340	3,414	2.62%
Total deposits	291,259	5,774	1.98%	289,990	4,775	1.65%

Short-term borrowings	32,114	931	2.90%	31,857	539	1.69%
Long-term borrowings	80,820	3,676	4.55%	75,727	3,454	4.56%
Total borrowings	112,934	4,607	4.08%	107,584	3,993	3.71%

Total interest-bearing liabilities	404,193	10,381	2.57%	397,574	8,768	2.21%

Demand deposits	69,457			64,434
Other liabilities	4,057			4,091
Shareholders’ equity	74,954			71,547

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$552,661			$537,646
Interest rate spread			3.72%			3.84%
Net interest income/margin		$22,286	4.29%		$21,983	4.32%

Reconcilement of Taxable Equivalent Net Interest Income

	2006	2005	2004

Total interest income	$33,753	$30,903	$29,845
Total interest expense	14,210	10,381	8,768

Net interest income	19,543	20,522	21,077
Tax equivalent adjustment	2,245	1,764	906

Net interest income (fully taxable equivalent)	$21,788	$22,286	$21,983

Rate/Volume Analysis

The table below sets forth certain information regarding changes in our interest income and interest expense for the periods indicated. For interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rates (changes in rate multiplied by old average volume). Increases and decreases due to both interest rate and volume, which cannot be separated, have been allocated proportionally to the change due to volume and the change due to interest rate.  Income and interest rates are on a taxable equivalent basis.

	Year Ended December 31,
	2006 vs 2005 Increase (Decrease) Due to			2005 vs 2004 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$174	$22	$196	$229	$(4)	$225
Loans	1,342	1,279	2,621	1,614	103	1,717
Taxable investment securities	(1,192)	500	(692)	(2,670)	327	(2,343)
Tax-exempt investment securities	1,304	(84)	1,220	2,585	(289)	2,296
Interest-bearing deposits	(32)	18	(14)	7	14	21
Total interest-earning assets	1,596	1,735	3,331	1,765	151	1,916

Interest expenses:
Savings deposits	(23)	32	9	(40)	(38)	(78)
Super Now deposits	(32)	249	217	(29)	76	47
Money market deposits	(86)	167	81	(72)	92	20
Time deposits	471	2,356	2,827	161	849	1,010
Short-term borrowings	65	507	572	4	388	392
Long-term borrowings	110	13	123	231	(9)	222
Total interest-bearing liabilities	505	3,324	3,829	255	1,358	1,613
Change in net interest income	$1,091	$(1,589)	$(498)	$1,510	$(1,207)	$303

PROVISION FOR LOAN LOSSES

2006 vs 2005

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2006, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan losses increased from $3,679,000 at December 31, 2005 to $4,185,000 at December 31, 2006.  At December 31, 2006, allowance for loan losses was 1.16% of total loans compared to 1.09% of total loans at December 31, 2005.  Management’s conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the consolidated balance sheet date.

The provision for loan losses totaled $635,000 for the year ended December 31, 2006.  The provision for the same period in 2005 was $720,000.  Management concluded that the decrease of the provision was appropriate when considering the gross loan growth experienced during 2006 of $21,946,000 coupled with the low levels of charge-offs, delinquencies and economic changes during the year.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2005 vs 2004

The allowance for loan losses increased 10.2% or $341,000 from fiscal 2004 after net charge-offs of $379,000 contributed to a year-end allowance for loan losses of  $3,679,000 or 1.09% of total loans.  Based upon this analysis, as well as the others noted above, senior management concluded that the allowance for loan losses was at a level adequate to provide for probable losses inherent in the loan portfolio at December 31, 2005.

Following is a table showing the changes in the allowance for loan losses for the years ended December 31:

(In Thousands)	2006	2005	2004	2003	2002
Balance at beginning of period	$3,679	$3,338	$3,069	$2,953	$2,927
Charge-offs:
Real estate	50	132	121	63	262
Commercial and industrial	28	206	50	37	80
Installment loans to individuals	249	108	112	116	60
Total charge-offs	327	446	283	216	402
Recoveries:
Real estate	68	45	50	42	25
Commercial and industrial	40	8	4	16	21
Installment loans to individuals	90	14	33	19	17
Total recoveries	198	67	87	77	63
Net charge-offs	129	379	196	139	339
Additions charged to operations	635	720	465	255	365
Balance at end of period	$4,185	$3,679	$3,338	$3,069	$2,953
Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.11%	0.06%	0.05%	0.13%

NON-INTEREST INCOME

2006 vs 2005

Total non-interest income decreased $402,000 from  the year ended December 31, 2005 to 2006.  Excluding security gains and the gain on sale of loans, non-interest income increased $120,000.  Service charges increased $138,000 due to the full year impact of an overdraft protection program that was started in May 2005.  Earnings on bank-owned life insurance decreased $194,000, however, the year ended December 31, 2005 included the receipt of $196,000 due to a death benefit claim.  Insurance commissions decreased $46,000 due to a reduction in the overall commission, from the underwriter, that The M Group receives on each insurance contract written.  Management of The M Group continues to pursue new and build upon current relationships.  However, the sales cycle for insurance and investment products can take typically from six months to one year or more to complete. The sales call program continues to expand to other financial institutions, which results in additional revenue for The M Group.  The increase in other income was primarily due to increases in revenues from debit cards and fees associated with the origination of mortgage loans on the behalf of PHFA and other secondary market entities.

	2006		2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$2,366	26.20%	$2,228	23.62%	$138	6.19%
Securities gains, net	1,679	18.60	2,190	23.22	(511)	(23.33)
Bank-owned life insurance	374	4.14	568	6.02	(194)	(34.15)
Gain on sale of loans	853	9.45	864	9.16	(11)	(1.27)
Insurance commissions	2,281	25.26	2,327	24.68	(46)	(1.98)
Other income	1,476	16.35	1,254	13.30	222	17.70
Total non-interest income	$9,029	100.00%	$9,431	100.00%	$(402)	(4.26)%

2005 vs 2004

Total non-interest income increased $513,000 from fiscal 2004 to 2005.  Excluding security gains and the gain on sale of loans, non-interest income increased $604,000.  Service charges increased $245,000 due to the implementation of a new overdraft protection program that was started in May 2005.  Earnings on bank-owned life insurance increased $274,000 due in large part to the receipt of  $196,000 due to a death benefit claim.  Commissions earned on the sale of insurance products increased $45,000 as The M Group continued to expand its market area by adding sales representatives to meet commitments made with other financial institutions to provide these same services to their customers.  Gain on sale of loans decreased as the volume of loans sold decreased as compared to 2004.  The increase in other income was primarily due to increases in card revenues from both ATM and debit cards offset by decreases in other areas of other income.  Transaction volume increases attributed to our customers increased utilization of debit cards resulting in debit card fees increasing $74,000.

	2005		2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$2,228	23.62%	$1,983	22.24%	$245	12.36%
Securities gains, net	2,190	23.22	2,176	24.40	14	0.64
Bank-owned life insurance	568	6.02	294	3.30	274	93.20
Gain on sale of loans	864	9.16	969	10.87	(105)	(10.84)
Insurance commissions	2,327	24.68	2,282	25.58	45	1.97
Other income	1,254	13.30	1,214	13.61	40	3.29
Total non-interest income	$9,431	100.00%	$8,918	100.00%	$513	5.75%

NON-INTEREST EXPENSES

2006 vs 2005

Total non-interest expenses increased $1,221,000 from the year ended December 31, 2005 to December 31, 2006. Salaries and employee benefits increased by $519,000 and was the result of increased staffing due in part to two new branches since mid 2005, standard wage increases, and increased health insurance costs.  Occupancy expense and furniture and equipment expenses increased primarily due to the before mentioned branch additions and increased maintenance costs related to the software and equipment utilized by the Bank.  Other expenses increased $377,000 as amortization of the low income housing partnership investments increased $155,000 and due to general increases in the cost of business specifically Pennsylvania shares tax, donations, and director fees.   The increase in low income housing partnership investment amortization is the result of the Bank’s involvement with two partnerships that became eligible for tax credit recognition during 2006.

	2006		2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$8,833	54.09%	$8,314	55.03%	$519	6.24%
Occupancy, net	1,137	6.96	1,089	7.21	48	4.41
Furniture and equipment	1,201	7.36	973	6.44	228	23.43
Pennsylvania shares tax	598	3.66	549	3.63	49	8.93
Other expenses	4,560	27.93	4,183	27.69	377	9.01
Total non-interest expense	$16,329	100.00%	$15,108	100.00%	$1,221	8.08%

2005 vs 2004

Total non-interest expenses increased $924,000 from the year ended December 31, 2004 to December 31, 2005. Salaries and employee benefits increased by $510,000 and was the result of increased staffing due in part to a new branch in the State College area, standard wage increases, and increased pension and health insurance costs.  Occupancy expense increased due primarily to the new State College office which was operational since May 2005.  Furniture and equipment expenses declined due in part to the reduction of several computer, hardware, and equipment maintenance contracts deemed unnecessary.  Other expenses increased $286,000 due to general increases in the cost of business specifically ATM transaction processing, advertising, telephone, stationery, and office supplies.

	2005		2004		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$8,314	55.03%	$7,804	55.03%	$510	6.54%
Occupancy, net	1,089	7.21	959	6.76	130	13.56
Furniture and equipment	973	6.44	1,016	7.16	(43)	(4.23)
Pennsylvania shares tax	549	3.63	508	3.58	41	8.07
Other expenses	4,183	27.69	3,897	27.47	286	7.34
Total non-interest expense	$15,108	100.00%	$14,184	100.00%	$924	6.51%

INCOME TAXES

2006 vs 2005

The provision for income taxes for the year ended December 31, 2006 resulted in an effective income tax rate of 16.9% compared to 22.8% for 2005.  This decrease is the result of a shift in the investment portfolio from taxable mortgage-backed bonds to tax-exempt municipal bonds coupled with the receipt of tax credits related to low income housing partnerships.

2005 vs 2004

The provision for income taxes for the year ended December 31, 2005 resulted in an effective income tax rate of 22.8% compared to 27.8% for 2004.  This decrease is the result of a shift in the investment portfolio from taxable mortgage-backed bonds to tax-exempt municipal bonds.

FINANCIAL CONDITION

INVESTMENTS

2006

The investment portfolio decreased $1,800,000 or 0.96% from December 31, 2005 to 2006.  The decrease was the result of the cash flow from the portfolio being utilized to assist in the funding of the higher yielding loan portfolio.  Within the portfolio, the asset allocation continued to be weighted in tax-exempt municipal bonds.  This continued shift to a tax-exempt weighting was part of a strategy to increase yield, provide call protection, and to reduce the Company’s overall effective tax rate.  At December 31, 2006 the portfolio was comprised of 55.56% tax-exempt bonds as compared to 47.66% at December 31, 2005.  The taxable portion of the portfolio was revamped to reduce exposure to falling interest rates, while at the same time increasing the current yield.

2005

The investment portfolio increased $2,562,000 or 1.39% from December 31, 2004 to 2005.  During 2005 the investment portfolio components were shifted from taxable bonds to tax-exempt municipal bonds.  This shift was part of a strategy to increase yield, provide call protection, and to reduce the Company’s overall effective tax rate.  This strategy resulted in state and political tax-exempt holdings increasing $42,197,000 or 89.65% from year end 2004 to 2005, while the investment in government agencies and treasuries has decreased by $40,076,000 or 38.5%.

The carrying amounts of investment securities at the dates indicated are summarized as follows for the years ended December 31:

	2006		2005		2004
(In Thousands)	Balance	% Portfolio	Balance	% Portfolio	Balance	% Portfolio
U.S. Treasury securities:
Available for Sale	$—	—	$—	—	$1,024	0.55%
U.S. Government agencies:
Held to Maturity	26	0.01%	28	0.01%	32	0.02%
Available for Sale	54,152	29.20%	63,953	34.15%	103,001	55.76%
State and political subdivisions (tax-exempt):
Held to Maturity	—	—	—	—	248	0.13%
Available for Sale	103,057	55.56%	89,265	47.66%	47,068	25.48%
State and political subdivisions (taxable):
Held to Maturity	—	—	—	—	—	—
Available for Sale	2,889	1.56%	4,826	2.58%	—	—
Other bonds, notes and debentures:
Held to Maturity	257	0.14%	237	0.13%	278	0.15%
Available for Sale	2,024	1.09%	1,719	0.92%	1,342	0.73%
Total bonds, notes and debentures	162,405	87.56%	160,028	85.45%	152,993	82.82%
Corporate stock - Available for Sale	23,078	12.44%	27,255	14.55%	31,728	17.18%
Total	$185,483	100.00%	$187,283	100.00%	$184,721	100.00%

The following table shows the maturities and repricing of investment securities, at amortized cost, at December 31, 2006 and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of such:

	Within	After One	After Five	After	Amortized
	One	But Within	But Within	Ten	Cost
(in thousands)	Year	Five Years	Ten Years	Years	Total
U.S. Treasury securities:
HTM Amount	$—	$—	$—	$—	$—
Yield	—	—	—	—	—
AFS Amount	—	—	—	—
Yield	—	—	—	—	—
U.S. Government agencies:
HTM Amount	—	—	—	26	26
Yield	—	—	—	8.95%	8.96%
AFS Amount	—	—	1,500	53,449	54,949
Yield	—	—	5.14%	5.37%	5.36%
State and political subdivisions(tax-exempt):
HTM Amount	—	—	—	—	—
Yield	—	—	—	—	—
AFS Amount	—	—	15	101,633	101,648
Yield	—	—	6.42%	6.70%	6.70%
State and political subdivisions(taxable):
HTM Amount	—	—	—	—	—
Yield	—	—	—	—	—
AFS Amount	—	—	—	3,010	3,010
Yield	—	—	—	5.02%	5.02%
Other bonds, notes and debentures:
HTM Amount	—	125	132	—	257
Yield	—	6.24%	5.91%	—	6.07%
AFS Amount	—	25	—	1,973	1,998
Yield	—	5.05%	—	6.39%	6.31%
Total Amount	$—	$150	$1,647	$160,091	$161,888
Total Yield	—	6.04%	5.21%	6.12%	6.21%

Equity Securities					$20,353
Total Investment Portfolio Value					$182,241
Total Investment Portfolio Yield					5.51%

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

LOAN PORTFOLIO

2006

Gross loans of $360,384,000 at December 31, 2006 represented an increase of $21,946,000 from December 31, 2005.  The continued emphasis on well collateralized real estate loans resulted in real estate secured loans increasing $22,560,000 from December 31, 2005 to 2006.  The success in carrying out this long term strategy has played a significant role in limiting net charge-offs for 2006 to 0.04% of average loans.  Commercial and agricultural loans declined due to the before mentioned emphasis on real estate secured loans versus equipment, receivables, or inventory secured loans.

2005

Gross loans for the year ended December 31, 2005 increased 4.29% to $338,438,000 from $324,505,000 at December 31, 2004.  The increase was concentrated in real estate mortgages which increased $8,229,000 as a whole from December 31, 2004 to 2005.  Commercial and agricultural loans and installment loans increased $4,304,000 and $1,366,000 respectively.  The growth in real estate secured loans is part of the Company’s overall lending strategy to underwrite well collateralized real estate loans. The opening of the Atherton Street, State College branch along with a home equity loan campaign also assisted in increasing real estate loans.  Commercial and individuals loan categories increased modestly as the Company broadens its lending base and expands its market coverage.

The amounts of loans outstanding at the indicted dates are shown in the following table according to type of loan:

(In Thousands)	2006	2005	2004	2003	2002
Commercial and agricultural	$28,555	$34,407	$30,103	$23,523	$23,708
Real estate mortgage:
Residential	158,219	150,000	147,461	147,697	140,724
Commercial	135,404	127,131	123,757	82,896	75,892
Construction	16,749	10,681	8,365	7,652	3,356
Installment loans to individuals	22,475	17,281	15,915	15,000	14,934
Less: Net deferred loan fees	1,018	1,062	1,096	940	769
Gross loans	$360,384	$338,438	$324,505	$275,828	$257,845

The amounts of domestic loans at December 31, 2006 are presented below by category and maturity:

		Commercial	Installment
		and	Loans to
(In Thousands)	Real Estate	Other	Individuals	Total
Loans with floating interest rates:
1 year or less	$25,282	$8,588	$2,368	$36,238
1 through 5 years	10,390	1,692	179	12,261
5 through 10 years	29,124	3,458	283	32,865
After 10 years	188,788	1,916	282	190,986
Total floating interest rate loans	253,584	15,654	3,112	272,350
Loans with predetermined interest rates:
1 year or less	5,800	660	917	7,377
1 through 5 years	17,800	9,845	10,850	38,495
5 through 10 years	19,156	2,243	7,596	28,995
After 10 years	12,996	153	18	13,167
Total predetermined interest rate loans	55,752	12,901	19,381	88,034
Total	$309,336	$28,555	$22,493	$360,384

*                 The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

*      Scheduled repayments are reported in maturity categories in which the payment is due.

The Bank does not make loans that provide for negative amortization nor do any loans contain conversion features. The Bank does not have any foreign loans outstanding at December 31, 2006.

ALLOWANCE FOR LOAN LOSSES

2006

The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio, as of the consolidated balance sheet date.  The allowance method is used in providing for loan losses.  Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it.  The allowance for loan losses is established through a provision for loan losses charged to operations.  The provision for loan losses is based upon management’s quarterly review of the loan portfolio.  The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets served.  An external independent loan review is also performed annually for the Bank.  Management remains committed to an aggressive program of problem loan identification and resolution.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2006, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan losses increased from $3,679,000 at December 31, 2005 to $4,185,000 at December 31, 2006.  At December 31, 2006, allowance for loan losses was 1.16% of total loans compared to 1.09% of total loans at December 31, 2005.  This percentage is consistent with the Bank’s historical experience and peer banks.  Management’s conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date.

2005

At December 31, 2005, the allowance for loan losses as a percent of total loans increased to 1.09% from 1.03% at December 31, 2004.  Gross loans increased by $13,933,000 from $324,505,000 at December 31, 2004 to $338,438,000 at December 31, 2005.

Based on management’s loan-by-loan review, the past performance of the borrowers and current economic conditions, including recent business closures and bankruptcy levels, management does not anticipate any current losses related to nonaccrual, nonperforming, or classified loans above that have already been considered in its overall judgment of the adequacy of the reserve.

NONPERFORMING LOANS

Non-accrual loans decreased to $370,000 at December 31, 2006 primarily due to settlement of a commercial real estate relationship which previously filed for bankruptcy. Overall nonperforming loans decreased $114,000 to $489,000 from fiscal year end 2005.

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

3.  Prospects for future contractual payments are no longer in doubt.

	Total Nonperforming Loans
		90 Days
(In Thousands)	Nonaccrual	Past Due	Total
2006	$370	$119	$489
2005	540	63	603
2004	1,381	345	1,726
2003	827	429	1,256
2002	871	1,225	2,096

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

Allocation In The Allowance For Loan Losses

		Percent Of
		Loan In
		Each
		Category To
(In Thousands)	Amount	Total Loans
December 31, 2006:
Balance at end of period applicable to:
Commercial and agricultural	$679	7.9%
Real estate mortgage:
Residential	951	43.8%
Commercial	1,972	37.5%
Construction	108	4.6%
Installment loans to individuals	295	6.2%
Unallocated	180	—
Total	$4,185	100.0%
December 31, 2005:
Balance at end of period applicable to:
Commercial and agricultural	$582	10.1%
Real estate mortgage:
Residential	1,107	44.2%
Commercial	1,482	37.5%
Construction	79	3.1%
Installment loans to individuals	192	5.1%
Unallocated	237	—
Total	$3,679	100.0%
December 31, 2004:
Balance at end of period applicable to:
Commercial and agricultural	$361	9.1%
Real estate mortgage:
Residential	1,280	46.1%
Commercial	1,399	37.5%
Construction	75	2.5%
Installment loans to individuals	207	4.8%
Unallocated	16	—
Total	$3,338	100.0%
December 31, 2003:
Balance at end of period applicable to:
Commercial and agricultural	$353	8.5%
Real estate mortgage:
Residential	1,483	53.4%
Commercial	916	29.9%
Construction	77	2.8%
Installment loans to individuals	240	5.4%
Total	$3,069	100.0%
December 31, 2002:
Balance at end of period applicable to:
Commercial and agricultural	$471	9.2%
Real estate mortgage:
Residential	1,162	54.4%
Commercial	1,082	29.3%
Construction	66	1.3%
Installment loans to individuals	172	5.8%
Total	$2,953	100.0%

DEPOSITS

2006 vs 2005

Total average deposits were $379,346,000 for 2006, an increase of $18,630,000 or 5.16% from 2005.  Non-interest bearing deposits increased slightly to $69,668,000.  Time deposits increased $30,130,000 or 20.58% as deposits shifted from transaction accounts to time deposits due to the continued rate disparity between time deposits and other deposit types.  The rate on time deposits has been increasing due to the actions taken by the FOMC and market competition.  In addition, the Bank utilized brokered time deposits to supplement market area deposit funding.

2005 vs 2004

Total average deposits were $360,716,000 for 2005, an increase of $6,292,000 or 1.78% from 2004.  Non-interest bearing deposits increased $5,023,000 or 7.80% year over year.  Time deposits increased $16,051,000 or 12.31% as deposits shifted from transaction accounts to time deposits in light of the increasing spread in interest rates between the deposit types.  Increases in rates paid were the result of the FOMC rate increases during 2004 and increased competition for deposits.

The average amount and the average rate paid on deposits are summarized below:

	2006		2005		2004
	Average		Average		Average
(In Thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$69,668	0.00%	$69,457	0.00%	$64,434	0.00%
Savings	61,958	0.82%	64,795	0.77%	69,796	0.83%
Super Now	47,294	1.38%	50,756	0.86%	54,690	0.71%
Money Market	23,905	2.06%	29,317	1.41%	35,164	1.11%
Time	176,521	4.11%	146,391	3.02%	130,340	2.62%
Total average deposits	$379,346	2.35%	$360,716	1.60%	$354,424	1.35%

SHAREHOLDERS’ EQUITY

2006

Shareholders’ equity increased $675,000 to $74,594,000 at December 31, 2006 as net income outpaced dividends paid, accumulated comprehensive income increased $710,000, and $2,929,000 in treasury stock was strategically purchased as part of the previously announced stock buyback plan.  The increase in accumulated comprehensive income is the result of an increase in market value, or net unrealized gains, of the investment portfolio at December 31, 2006 as compared to December 31, 2005, offset by the net excess of the projected benefit obligation over the market value of the plan assets of the defined benefit pension plan.  The current level of shareholders’ equity equates to a book value per share of $19.12 at December 31, 2006 as compared to $18.59 at December 31, 2005 and an equity to asset ratio of 12.59% at December 31, 2006.  During the twelve months ended December 31, 2006 cash dividends of $1.73 per share were paid to shareholders.  The dividends represented an 11% increase or $0.17 per share over the dividends paid during the comparable period of 2005.

2005

Shareholders’ equity increased $754,000 to $73,919,000 at December 31, 2005 as net retained earnings outpaced a decline in accumulated other comprehensive income of $3,481,000.  The decrease in accumulated other comprehensive income is a reflection of a decline in market value, unrealized gains and losses, for our investment portfolio, net of gains and losses realized in the available for sale portfolio during the year, at December 31, 2005 as compared to December 31, 2004. The level of shareholders’ equity equated to a book value per share of $18.59 as compared to $18.36 at December 31, 2004.  During the year ended December 31, 2005 a dividend of $1.56 per share was paid to shareholders in addition to a 6 for 5 stock split that occurred in December 2005 prior to the cash dividend payment.  The dividend represented a 6.12% increase over the dividend paid during 2004.

Bank regulators have risk based capital guidelines.  Under these guidelines the Company and Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items.  At December 31, 2006, both the Company’s and Bank’s required ratios were well above the minimum ratios as follows:

			2006
			Minimum
	Company	Bank	Standards
Tier 1 capital ratio	11.8%	9.3%	4.0%
Total capital ratio	20.3%	16.2%	8.0%

For a more comprehensive discussion of these requirements, see “Regulations and Supervision” in Item 1 of the Annual Report on Form 10-K.  Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity and other certain equity ratios are presented as follows:

	2006	2005	2004
Percentage of net income to:
Average total assets	1.67%	1.97%	2.06%
Average shareholders’ equity	12.93%	14.54%	15.49%
Percentage of dividends declared to net income	70.51%	57.10%	52.72%
Percentage of average shareholders’ equity to average total assets	12.92%	13.56%	13.30%

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the Federal Home Loan Bank of $225,122,000 with $101,584,000 utilized, leaving

$123,538,000 available.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $28,048,000. The Company’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.

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

The following is a rate shock forecast for the twelve month period ended December 31, 2007 assuming a static balance sheet as of December 31, 2006.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200
Net interest income	$19,509	$18,945	$18,102	$16,930	$15,731
Change from static	1,407	843	—	(1,172)	(2,371)

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the results reported.  The accounting policies are described in detail in Note 1 of the consolidated financial statements.  Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments, and contingencies.  We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period.  In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.  The following is a brief description of our current accounting policies involving significant management valuation judgments.

Other Than Temporary Impairment of Equity Securities

Equity securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reason underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  For a full discussion of the Company’s methodology of assessing impairment, refer to Note 3 of “Notes and Consolidated Financial Statements” of the Annual Report on Form 10-K.

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

Goodwill and Other Intangible Assets

As discussed in Note 6 of the “Notes to Consolidated Financial Statements” of the Annual Report on Form 10-K, the Company must assess goodwill and other intangible assets each year for impairment.  This assessment involves estimating cash flows for future periods.  If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets

We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.  Our deferred tax assets are described further in Note 10 of  “Notes to  Consolidated Financial Statements” of  the Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

The Company  has various financial obligations, including contractual obligations which may require future cash payments. The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date.   Further discussion of the nature of each obligation is included in “Notes to the Consolidated Financial Statements” of the Annual Report on Form 10-K.

	Payments Due in
		One to	Three to	Over
	One Year	Three	Five	Five
(In Thousands)	or Less	Years	Years	Years	Total
Deposits without a stated maturity	$200,313	$—	$—	$—	$200,313
Time Deposits	157,818	31,035	3,791	805	193,449
Repurchase agreements	15,991	—	—	—	15,991
Short-term borrowings, FHLB	18,706	—	—	—	18,706
Long-term borrowings, FHLB	11,500	34,600	15,500	21,278	82,878
Operating leases	411	531	220	1,282	2,444

The Corporation’s operating lease obligations represent short and long-term lease and rental payments for branch facilities.  The Bank leases certain facilities under operating leases which expire on various dates through 2024.  Renewal options are available on these leases.

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

[Letterhead of S.R. Snodgrass, A.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Penns Woods Bancorp, Inc.

We have audited the consolidated balance sheets of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, Penns Woods Bancorp, Inc. changed its method of accounting for its defined benefit pension plan as of December 31, 2006, in accordance with Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Penns Woods Bancorp, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of Penns Woods Bancorp, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of Penns Woods Bancorp, Inc.’s internal control over financial reporting.

/s/ S.R. Snodgrass, A.C.
Wexford, Pennsylvania
March 9, 2007

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk for the Company is comprised primarily from interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally.  Additional information and details are provided in the Interest Sensitivity section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Generally, management believes the Company is well positioned to respond expeditiously when the market interest rate outlook changes.

ITEM 8       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
(In Thousands, Except Share Data)	2006	2005

ASSETS:
Noninterest-bearing balances	$15,348	$14,065
Interest-bearing deposits in other financial institutions	25	25
Total cash and cash equivalents	15,373	14,090

Investment securities, available for sale, at fair value	185,200	187,018
Investment securities held to maturity (fair value of $286 and $238)	283	265
Loans held for sale	3,716	3,545

Loans	360,384	338,438
Less: Allowance for loan losses	4,185	3,679
Loans, net	356,199	334,759

Premises and equipment, net	6,737	6,409
Accrued interest receivable	2,939	2,828
Bank-owned life insurance	11,346	10,718
Investment in limited partnerships	4,950	3,549
Goodwill	3,032	3,032
Other assets	2,510	2,455
TOTAL ASSETS	$592,285	$568,668

LIABILITIES:
Interest-bearing deposits	$322,031	$281,150
Noninterest-bearing deposits	73,160	71,379
Total deposits	395,191	352,529

Short-term borrowings	34,697	54,003
Long-term borrowings, Federal Home Loan Bank (FHLB)	82,878	84,478
Accrued interest payable	1,532	1,108
Other liabilities	3,393	2,631
TOTAL LIABILITIES	517,691	494,749

SHAREHOLDERS’ EQUITY:
Common stock, par value $8.33, 10,000,000 shares authorized; 4,003,514 and 4,002,159 shares issued	33,362	33,351
Additional paid-in capital	17,810	17,772
Retained earnings	25,783	22,938
Accumulated other comprehensive income(loss):
Net unrealized gain on available-for-sale securities	2,139	850
Defined benefit plan	(579)	—
Less: Treasury stock at cost, 102,772 and 26,372 shares	(3,921)	(992)
TOTAL SHAREHOLDERS’ EQUITY	74,594	73,919
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$592,285	$568,668

See Accompanying Notes to the Consolidated Financial Statements

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2006	2005	2004

INTEREST AND DIVIDEND INCOME:
Loans including fees	$24,878	$22,126	$20,261
Investment Securities:
Taxable	3,577	4,351	6,686
Tax-exempt	4,027	3,223	1,708
Dividend and other interest income	1,271	1,203	1,190

TOTAL INTEREST AND DIVIDEND INCOME	33,753	30,903	29,845

INTEREST EXPENSE:
Deposits	8,908	5,774	4,775
Short-term borrowings	1,503	931	539
Long-term borrowings	3,799	3,676	3,454

TOTAL INTEREST EXPENSE	14,210	10,381	8,768

NET INTEREST INCOME	19,543	20,522	21,077

PROVISION FOR LOAN LOSSES	635	720	465

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,908	19,802	20,612

NON-INTEREST INCOME:
Service charges	2,366	2,228	1,983
Securities gains, net	1,679	2,190	2,176
Bank-owned life insurance	374	568	294
Gain on sale of loans	853	864	969
Insurance commissions	2,281	2,327	2,282
Other income	1,476	1,254	1,214

TOTAL NON-INTEREST INCOME	9,029	9,431	8,918

NON-INTEREST EXPENSES:
Salaries and employee benefits	8,833	8,314	7,804
Occupancy expense, net	1,137	1,089	959
Furniture and equipment expense	1,201	973	1,016
Pennsylvania shares tax expense	598	549	508
Other expenses	4,560	4,183	3,897

TOTAL NON-INTEREST EXPENSES	16,329	15,108	14,184

INCOME BEFORE INCOME TAX PROVISION	11,608	14,125	15,346

INCOME TAX PROVISION	1,961	3,224	4,263

NET INCOME	$9,647	$10,901	$11,083

NET INCOME PER SHARE - BASIC	$2.45	$2.75	$2.78

NET INCOME PER SHARE - DILUTED	$2.45	$2.74	$2.78

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,934,138	3,971,926	3,990,008

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,934,617	3,974,055	3,994,352

See Accompanying Notes to the Consolidated Financial Statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
(In Thousands, Except Per Share Data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2003	3,991,872	$33,265	$17,559	$13,022	$6,132	$(209)	$69,769

Comprehensive income:
Net income				11,083			11,083
Unrealized loss on available for sale securities, net of reclassification adjustments and tax benefit of $926					(1,801)		(1,801)
Total comprehensive income							9,282
Dividends declared ($1.47 per share)				(5,843)			(5,843)
Stock options exercised	6,332	53	141				194
Purchase of treasury stock (6,372 shares)						(237)	(237)

Balance, December 31, 2004	3,998,204	33,318	17,700	18,262	4,331	(446)	73,165

Stock split fractional shares	(293)	(2)	2				—
Comprehensive income:
Net income				10,901			10,901
Unrealized loss on available for sale securities, net of reclassification adjustments and tax benefit of $1,793					(3,481)		(3,481)
Total comprehensive income							7,420
Dividends declared ($1.56 per share)				(6,225)			(6,225)
Stock options exercised	4,248	35	70				105
Purchase of treasury stock (14,000 shares)						(546)	(546)

Balance, December 31, 2005	4,002,159	33,351	17,772	22,938	850	(992)	73,919

Comprehensive income:
Net income				9,647			9,647
Unrealized gain on available for sale securities, net of reclassification adjustments and tax of $664					1,289		1,289
Total comprehensive income							10,936
Cumulative effect of change in accounting for pension obligations, net of tax bemefit of $298					(579)		(579)
Dividends declared ($1.73 per share)				(6,802)			(6,802)
Common shares issued for employee stock purchase plan	1,355	11	38				49
Purchase of treasury stock (76,400 shares)						(2,929)	(2,929)

Balance, December 31, 2006	4,003,514	$33,362	$17,810	$25,783	$1,560	$(3,921)	$74,594

	2006	2005	2004
Components of comprehensive income (loss):
Change in net unrealized gain (loss) on investments available for sale	$2,397	$(2,036)	$(365)
Net realized gains included in net income, net of taxes of $571, $745, and $740	(1,108)	(1,445)	(1,436)

Total	$1,289	$(3,481)	$(1,801)

See Accompanying Notes to the Consolidated Financial Statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2006	2005	2004

OPERATING ACTIVITIES
Net income	$9,647	$10,901	$11,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	744	549	585
Provision for loan losses	635	720	465
Accretion and amortization of investment security discounts and premiums	(784)	(453)	(132)
Securities gains, net	(1,679)	(2,190)	(2,176)
Originations of loans held for sale	(37,192)	(30,353)	(34,398)
Proceeds of loans held for sale	37,874	32,296	35,546
Gain on sale of loans	(853)	(864)	(969)
Increases in bank-owned life insurance	(628)	(568)	(294)
Other, net	(29)	254	482

Net cash provided by operating activities	7,735	10,292	10,192

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	76,249	123,546	162,796
Proceeds from calls and maturities	7,477	12,664	28,732
Purchases	(78,241)	(141,798)	(159,295)
Investment securities held to maturity:
Proceeds from calls and maturities	25	328	142
Purchases	(25)	(35)	(14)
Net increase in loans	(22,353)	(14,745)	(49,002)
Acquisition of bank premises and equipment	(1,072)	(2,076)	(842)
Proceeds from the sale of foreclosed assets	329	329	237
Proceeds from bank-owned life insurance death benefit	—	826	—
Purchase of bank-owned life insurance	—	—	(1,774)
Investment in limited partnership	(1,646)	(3,124)	—
Proceeds from redemption of regulatory stock	3,630	4,862	3,322
Purchases of regulatory stock	(2,899)	(4,760)	(2,940)

Net cash used for investing activities	(18,526)	(23,983)	(18,638)

FINANCING ACTIVITIES
Net increase (decrease) in interest-bearing deposits	40,881	(1,636)	13,343
Net increase (decrease) in noninterest-bearing deposits	1,781	(2,671)	9,175
Net (decrease) increase in short-term borrowings	(19,306)	17,528	(10,790)
Proceeds from long term borrowings, FHLB	—	10,000	5,000
Repayment of long term borrowings, FHLB	(1,600)	(1,400)	—
Dividends paid	(6,802)	(6,225)	(5,843)
Issuance of common stock	49	—	—
Stock options exercised	—	105	194
Purchase of treasury stock	(2,929)	(546)	(237)

Net cash provided by financing activities	12,074	15,155	10,842

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,283	1,464	2,396

CASH AND CASH EQUIVALENTS, BEGINNING	14,090	12,626	10,230

CASH AND CASH EQUIVALENTS, ENDING	$15,373	$14,090	$12,626

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$13,786	$10,123	$8,754
Income taxes paid	2,645	2,625	4,350
Transfer of loans to foreclosed real estate	278	433	129

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

Nature of Business

The Bank engages in a full-service commercial banking business, making available to the community a wide range of financial services including, but not limited to, installment loans, credit cards, mortgage and home equity loans, lines of credit, construction financing, farm loans, community development loans, loans to non-profit entities and local government, and various types of time and demand deposits including, but not limited to, checking accounts, savings accounts, clubs, money market deposit accounts, certificates of deposit, and IRAs.  Deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

The financial services are provided by the Bank to individuals, partnerships, non-profit organizations, and corporations through its thirteen offices located in Clinton, Lycoming, and Centre Counties, Pennsylvania.

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

Cash and Cash Equivalents

Cash equivalents include cash on hand and in banks and interest-earning deposits.  Interest-earning deposits mature within one year and are carried at cost.  Net cash flows are reported for loan, deposit, and short term borrowing transactions.

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

Loan origination and commitment fees as well as certain direct loan origination costs are being deferred and amortized as an adjustment to the related loan’s yield over the contractual lives of the related loans.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2006, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, rising unemployment, or negative performance trends in financial information from borrowers could be indicators of subsequent increased levels of nonperforming assets and possible charge-offs, which would normally require increased loan loss provisions.   An integral part of the periodic regulatory examination process is the review of the adequacy of the Bank’s loan loss allowance.  The regulatory agencies could require the Bank based on their evaluation of information available at the time of their examination to provide additional loan loss provisions to further supplement the allowance.

Impaired loans are commercial and commercial real estate loans for which it is probable the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement.  The Bank individually evaluates such loans for impairment and does not aggregate loans by major risk classifications.  The definition of “impaired loans” is not the same as the definition of  “nonaccrual loans,” although the two categories overlap.  The Bank may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired if the loan is not a commercial or commercial real estate loan.  Factors considered by management in determining impairment include payment status and collateral value.  The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.

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

Loans Held for Sale

In general, fixed rate residential mortgage loans originated by the Bank are held for sale and are carried at cost due to their short holding period which can range from less than two weeks up to thirty days.  Sold loans are not serviced by the Bank.  Proceeds from the sale of loans in excess of the carrying value are accounted for as a gain.  Total gains on the sale of loans are shown as a component of non-interest income within the consolidated statement of income.

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are carried at the lower of cost or fair value minus estimated selling costs.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary.  Any subsequent write-downs are charged against operating expenses.  Net operating expenses and gains and losses realized from disposition are included in non-interest expense and income, respectively.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets, which range from five to ten years for furniture, fixtures, and equipment and fifteen to forty years for buildings and improvements.  Costs incurred for routine maintenance and repairs are charged to operations as incurred.  Costs of major additions and improvements are capitalized.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain officers, and is the sole beneficiary on those policies.  Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  Increases in the cash surrender value are recognized as non-interest income.

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets.  This statement, among other things, requires a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company performs an annual impairment analysis of goodwill for its purchased subsidiary, The M Group.  Based on the fair value of this reporting unit, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2006 and 2005.

Investments in Limited Partnerships

The Company is a limited partner in three partnerships at December 31, 2006 that provide low income elderly housing in the Company’s geographic market area. The carrying value of the Company’s investments in limited partnerships was $4,950,000 at December 31, 2006 and $3,549,000 at December 31, 2005. The Company is fully amortizing the investment in the partnership entered into prior to 2005 over the fifteen-year holding period.  The partnerships entered into after 2004 are being fully amortized over the ten-year tax credit receipt period utilizing the straight-line method.  The partnerships began being amortized once the projects reached the level of occupancy needed to begin the ten year tax credit recognition period.  Amortization of limited partnership investments amounted to $245,000 in 2006 and $90,000 for 2005 and 2004.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company enters into off-balance sheet financial instruments. Those instruments consist of commitments to extend credit and standby letters of credit. When those instruments are funded or become payable, the Company reports the amounts in its financial statements.

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

Employee Benefits

Pension and employee benefits include contributions, determined actuarially, to a defined benefit retirement plan covering the eligible employees of the Bank.  The plan is funded on a current basis to the extent that it is deductible under existing federal tax regulations.  Pension and other employee benefits also include contributions to a defined contribution Section 401(k) plan covering eligible employees.  Contributions matching those made by eligible employees are funded throughout the year. In addition, an elective contribution is made annually at the discretion of the Board of Directors.

The M Group Products and Income Recognition

The M Group product line is comprised primarily of annuities, life insurance, and mutual funds.  The revenues generated from life insurance sales are commission only, as The M Group does not underwrite the policies.  Life insurance sales include permanent and term policies with the majority of the policies written being permanent.  Term life insurance policies are written for 10, 15, 20, and 30 year terms with the majority of the policies being written for 20 years.  None of these products are offered as an integral part of lending activities.

Commissions from the sale of annuities are recognized at the time notice is received from the third party broker/dealer or an insurance company that the transaction has been accepted and approved, which is also the time when commission income is received.

Life insurance commissions are recognized at varying points based on the payment option chosen by the customer.  Commissions from monthly and annual payment plans are recognized at the start of each annual period for the life insurance, while quarterly and semi-annual premium payments are recognized quarterly and semi-annually when the earnings process is complete.  For example, semi-annual payments on the first of January and July would result in commission income recognition on the first of January and July, while payments on the first of January, April, July, and October would result in commission income recognition on those dates.  The potential for chargebacks only exists for those policies on a monthly payment plan since income is recognized at the beginning of the annual coverage period versus at the time of each monthly payment.  No liability is maintained for chargebacks as these are removed from income at the time of the occurrence.

Stock Options

The Company maintains a stock option plan for directors and certain officers and employees. For all options granted prior to January 1, 2006, when the exercise price of the Company’s stock options was greater than or equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized in the Company’s financial statements.

Accumulated Other Comprehensive Income

The Company is required to present accumulated other comprehensive income in a full set of general-purpose financial statements for all periods presented.  Accumulated other comprehensive income is comprised of unrealized holding gains (losses) on the available for sale securities portfolio and the unrecognized components of  net periodic benefit costs of the defined benefit pension plan.

Segment Reporting

Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that public business enterprises report financial and descriptive information about their reportable operating segments. Based on the guidance provided by the Statement, the company has determined that its only reportable segment is Community Banking.

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format.  Such reclassifications did not affect net income or shareholders’ equity.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140.  FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets.  This statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities.  Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement.  The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006.   The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is permitted.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement  Plans, an amendment of FASB Statements  No.  87, 88, 106 and 132(R).  FAS No. 158 requires that a company  recognize the overfunded or underfunded  status of its defined benefit post  retirement  plans (other than  multiemployer  plans) as an asset or liability in its statement of financial  position and that it recognize changes  in the funded  status in the year in which the  changes  occur  through other  comprehensive  income.  FAS No. 158 also requires the  measurement  of defined  benefit  plan  assets and  obligations  as of the fiscal  year-end,  in addition  to  footnote  disclosures.  On December 31, 2006, the Company adopted FAS No. 158, except for the measurement provisions, which are effective for fiscal years ending after December 15, 2008.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. This Interpretation clarifies that management is expected to evaluate an income tax position taken or expected to be taken for likelihood of realization before recording any amounts for such position in the financial statement.  FIN 48 also requires expanded disclosure with respect to income tax positions taken that are not certain to be realized.  This Interpretation is effective for fiscal years beginning after December 15, 2006, and will require management to evaluate every open tax position that exists in every jurisdiction on the date of initial adoption.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

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

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5 (“EITF 06-5”), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006.   The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.

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

	2006	2005	2004

Weighted average common shares outstanding	4,002,416	3,986,569	3,993,336

Average treasury stock shares	(68,278)	(14,643)	(3,328)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,934,138	3,971,926	3,990,008

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	479	2,129	4,344

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,934,617	3,974,055	3,994,352

Options to purchase 9,002 shares of common stock at a price of $40.29 were outstanding during 2006 and 2005, and 10,455 shares of common stock at a price of $40.29 were outstanding during 2004.  The options were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price at December 31, of each period presented being greater than the market value at that time.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at December 31, 2006 and 2005 are as follows:

	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

Available for sale (AFS)
U.S. Government and agency securities	$54,949	$24	$(821)	$54,152
State and political securities	104,658	1,646	(358)	105,946
Other debt securities	1,998	37	(11)	2,024
Total debt securities	161,605	1,707	(1,190)	162,122
Equity securities	20,353	2,883	(158)	23,078
Total investment securities AFS	$181,958	$4,590	$(1,348)	$185,200

Held to maturity (HTM)
U.S. Government and agency securities	$26	$2	$—	$28
Other debt securities	257	1	—	258
Total investment securities HTM	$283	$3	$—	$286

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

Available for sale (AFS)
U.S. Government and agency securities	$65,496	$30	$(1,573)	$63,953
State and political securities	93,769	1,390	(1,068)	94,091
Other debt securities	1,750	12	(43)	1,719
Total debt securities	161,015	1,432	(2,684)	159,763
Equity securities	24,715	2,951	(411)	27,255
Total investment securities AFS	$185,730	$4,383	$(3,095)	$187,018

Held to maturity (HTM)
U.S. Government and agency securities	$28	$2	$—	$30
Other debt securities	237	—	(29)	208
Total investment securities HTM	$265	$2	$(29)	$238

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.

	2006
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$24,552	$97	$25,053	$724	$49,605	$821
State and political securities	31,286	195	11,706	163	42,992	358
Other debt securities	292	7	146	4	438	11
Total debt securities	56,130	299	36,905	891	93,035	1,190
Equity securities	726	33	2,592	125	3,318	158
Total	$56,856	$332	$39,497	$1,016	$96,353	$1,348

	2005
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$34,028	$925	$26,038	$648	$60,066	$1,573
State and political securities	46,864	1,063	586	5	47,450	1,068
Other debt securities	707	54	232	18	939	72
Total debt securities	81,599	2,042	26,856	671	108,455	2,713
Equity securities	2,721	249	1,340	162	4,061	411
Total	$84,320	$2,291	$28,196	$833	$112,516	$3,124

At December 31, 2006 there were a total of 88 and 32 individual securities that were in a continuous unrealized loss position for less than twelve months and greater than twelve months, respectively.

The policy of the Company is to recognize other than temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters.  For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary.  The Company reviews its position quarterly and has asserted that at December 31, 2006, the declines outlined in the above table represent temporary declines and the Company does have the intent and ability to hold those securities either to maturity or to allow a market recovery.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2006, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
(In Thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year to five years	25	25	125	125
Due after five years to ten years	1,515	1,477	132	133
Due after ten years	160,065	160,620	26	28
Total	$161,605	$162,122	$283	$286

Total gross proceeds from sales of securities available for sale were $76,249,000, $123,546,000, and $162,796,000 for 2006, 2005, and 2004, respectively.  The following table represents gross realized gains and losses on those transactions:

(In Thousands)	2006	2005	2004
Gross realized gains:
U.S. Government and agency securities	$—	$128	$459
State and political securities	1,248	819	1,191
Other debt securities	—	—	1
Equity securities	1,655	2,209	2,192
Total gross realized gains	$2,903	$3,156	$3,843

Gross realized losses:
U.S. Government and agency securities	$913	$791	$1,623
State and political securities	302	116	23
Other debt securities	—	59	—
Equity securities	9	—	21
Total gross realized losses	$1,224	$966	$1,667

Investment securities with a carrying value of approximately $64,821,000 and $72,642,000 at December 31, 2006 and 2005, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

There is no concentration of investments that exceed ten percent of shareholders’ equity for any individual issuer, excluding those guaranteed by the U.S. Government.

NOTE 4 – LOANS

Major loan classifications as of December 31, 2006 and 2005 are summarized as follows:

	2006
			Past Due
			90 Days
		Past Due	Or More
		30 To 90	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$27,682	$764	$109	$—	$28,555
Real estate mortgage:
Residential	156,976	1,050	8	185	158,219
Commercial	133,813	1,406	—	185	135,404
Construction	16,695	54	—	—	16,749
Installment loans to individuals	22,127	346	2	—	22,475
	357,293	$3,620	$119	$370	361,402
Less: Net deferred loan fees	1,018				1,018
Allowance for loan losses	4,185				4,185
Loans, net	$352,090				$356,199

	2005
			Past Due
			90 Days
		Past Due	Or More
		30 To 90	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$34,000	$238	$—	$169	$34,407
Real estate mortgage:
Residential	148,190	1,413	34	363	150,000
Commercial	125,587	1,544	—	—	127,131
Construction	10,599	79	—	3	10,681
Installment loans to individuals	16,859	388	29	5	17,281
	335,235	$3,662	$63	$540	339,500
Less: Net deferred loan fees	1,062				1,062
Allowance for loan losses	3,679				3,679
Loans, net	$330,494				$334,759

Impaired loans totaled $574,000 at December 31, 2006.  The portion of the allowance for loan losses allocated for impaired loans was $42,000 at December 31, 2006. The average recorded investment in impaired loans during the year ended December 31, 2006 was approximately $504,000.  There were no impaired loans for the years ended December 31, 2005 and 2004.

The Company recognized interest income on impaired loans in the amount of $72,000 for the year ended December 31, 2006.  On a cash basis interest income on impaired loans amounted to $58,000 for the year ended December 31, 2006.

No additional funds are committed to be advanced in connection with impaired loans.

Loans on which the accrual of interest has been discontinued or reduced, exclusive of impaired loans,  amounted to approximately $370,000 and $540,000 at December 31, 2006 and 2005, respectively.  If interest had been recorded based on the original loan agreement terms and rate of interest for those loans, income would have approximated $23,000, $39,000, and $64,000 for the years ended December 31, 2006, 2005, and 2004, respectively.  Interest income on such loans, is recorded as received and amounted to approximately $15,000, $18,000, and $10,000, for the years ended December 31, 2006, 2005, and 2004, respectively.

Changes in the allowance for loan losses for the years ended December 31, are as follows:

	2006	2005	2004

Balance, beginning of year	$3,679	$3,338	$3,069
Provision charged to operations	635	720	465
Loans charged off	(327)	(446)	(283)
Recoveries	198	67	87
Balance, end of year	$4,185	$3,679	$3,338

The Company has a concentration of loans to both owners of commercial and residential rental properties at December 31, 2006 and 2005 of 15.38% and 15.09% and 15.82% and 15.92% of total loans, respectively.

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central Pennsylvania.  Although the Company has a diversified loan portfolio at December 31, 2006 and 2005, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

NOTE 5 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31:

(In Thousands)	2006	2005

Land	$1,370	$1,046
Premises	6,038	6,022
Furniture and equipment	4,844	4,118
Leasehold improvements	811	805
Total	13,063	11,991
Less accumulated depreciation and amortization	6,326	5,582
Net premises and equipment	$6,737	$6,409

Depreciation and amortization charged to operations for the years ended 2006, 2005, and 2004 was $744,000, $549,000, and $585,000, respectively.

NOTE 6 – GOODWILL

As of December 31, 2006, 2005, and 2004 goodwill had a gross carrying value of $3,308,000 and accumulated amortization of $276,000 resulting in a net carrying amount of $3,032,000.

The gross carrying amount of goodwill is tested for impairment in the third quarter of each fiscal year.  Based on fair value of the reporting unit, estimated using the expected present value of future cash flows, there was no evidence of impairment of the carrying amount at December 31, 2006 and 2005, respectively.

NOTE 7 – TIME DEPOSITS

Time deposits of $100,000 or more totaled approximately $49,793,000 on December 31, 2006 and $36,762,000 on December 31, 2005.  Interest expense related to such deposits was approximately $1,873,000, $1,417,000, and $818,000, for the years ended December 31, 2006, 2005, and 2004, respectively.

At December 31, 2006, the scheduled maturities on time deposits of $100,000 or more are as follows:

(In Thousands)	2006

Three months or less	$18,963
Three months to six months	11,230
Six months to twelve months	11,705
Over twelve months	7,895
Total	$49,793

Total time deposit maturities are as follows:

(In Thousands)	2006

2007	$157,818
2008	23,983
2009	7,052
2010	3,245
2011	546
Thereafter	805
Total	$193,449

NOTE 8 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and FHLB advances which generally represent overnight or less than six month borrowings.  In addition to the outstanding balances noted below, the Bank also had additional lines of credit totaling $28,048,000 available from correspondent banks other than the FHLB.  The outstanding balances and related information for short-term borrowings are summarized as follows:

(In Thousands)	2006	2005	2004
Repurchase Agreements:
Balance at year end	$15,991	$15,263	$13,845
Maximum amount outstanding at any month end	19,916	16,754	15,301
Average balance outstanding during the year	16,028	14,268	13,317
Weighted-average interest rate:
At year end	3.96%	2.74%	1.82%
Paid during the year	3.55%	2.19%	1.77%

Open Repo Plus:
Balance at year end	$18,706	$1,740	$22,630
Maximum amount outstanding at any month end	43,040	24,990	32,480
Average balance outstanding during the year	15,301	10,765	18,336
Weighted-average interest rate:
At year end	5.40%	4.25%	2.24%
Paid during the year	5.07%	3.33%	1.64%

Short-Term FHLB:
Balance at year end	$—	$37,000	$—
Maximum amount outstanding at any month end	—	37,000	900
Average balance outstanding during the year	3,283	7,081	204
Weighted-average interest rate:
At year end	—	4.24%	—
Paid during the year	4.82%	3.66%	1.42%

NOTE 9 – LONG TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2006 and 2005:

(In Thousands)	2006	2005

Variable rate of 4.49%, maturing in 2007	$5,000	$5,000
Variable rates between 3.14% and 5.56%, maturing in 2008	29,600	29,600
Variable rate of 5.06%, maturing in 2009	5,000	5,000
Variable rate of 6.65%, maturing in 2010	5,000	5,000
Variable rates between 4.25% and 4.72%, maturing in 2011	10,000	10,000
Variable rate of 3.68%, maturing in 2012	5,000	5,000
Variable rate of 3.74%, maturing in 2013	5,000	5,000
Variable rate of 3.97%, maturing in 2015	10,000	10,000
Fixed rate of 2.58%, maturing in 2006	—	1,600
Fixed rates between 2.67% and 3.13%, maturing in 2007	6,500	6,500
Fixed rate of 6.92%, maturing in 2011	500	500
Fixed rate of 5.87%, maturing in 2013	528	528
Fixed rate of 6.92%, maturing in 2015	750	750
Total	$82,878	$84,478

The terms of the convertible borrowings allow the FHLB to convert the interest rate to an adjustable rate based on the three month London Interbank Offered Rate (“LIBOR”) at a predetermined anniversary date of the borrowing’s origination, ranging from three months to five years.  If the FHLB converts the interest rate on one of the predetermined dates, the Bank has the ability to payoff the debt on the conversion date and quarterly thereafter without incurring the customary pre-payment penalty.

The Bank maintains a credit arrangement, which includes a revolving line of credit with the FHLB.  Under this credit arrangement, the Bank has a remaining borrowing capacity of $123,538,000 at December 31, 2006, which is subject to annual renewal, and typically incurs no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of the Bank which consist principally of first mortgage loans and mortgage-backed securities.

NOTE 10 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax position at December 31, 2006 and 2005:

(In Thousands)	2006	2005
Deferred tax assets:
Allowance for loan losses	$1,292	$1,022
Deferred compensation	386	368
Pension	517	249
Loan fees and costs	346	356
Investment securities allowance	2	97
Other	134	59
Total	2,677	2,151

Deferred tax liabilities:
Bond accretion	49	27
Depreciation	85	96
Amortization	376	301
Unrealized gains on available for sale securities	1,102	438
Total	1,612	862

Deferred tax asset, net	$1,065	$1,289

No valuation allowance was established at December 31, 2006 and 2005, in the view of the Company’s ability to carry back taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earning potential.

The provision for income taxes is comprised of the following:

(In Thousands)	2006	2005	2004

Currently payable	$2,103	$3,188	$4,512
Deferred (benefit) expense	(142)	36	(249)

Total provision	$1,961	$3,224	$4,263

A reconciliation between the expected income tax and the effective income tax rate on income before income tax provision follows:

	2006		2005		2004
(In Thousands)	Amount	%	Amount	%	Amount	%

Provision at expected rate	$3,947	34.0%	$4,803	34.0%	$5,218	34.0%
Decrease in tax resulting from:
Tax-exempt income	(1,425)	(12.3)	(1,275)	(9.0)	(651)	(4.2)
Other, net	(561)	(4.8)	(304)	(2.2)	(304)	(2.0)

Effective income tax and rate	$1,961	16.9%	$3,224	22.8%	$4,263	27.8%

NOTE 11 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (the “Plan”) for all employees meeting certain age, length of service requirements, and were hired prior to January 1, 2004, at which time entrance into the Plan was frozen.  Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.

The Company adopted the recognition provisions of FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and initially applied them to the funded status of its defined benefit pension plan as of December 31, 2006.  The initial recognition of the funded status of its defined benefit pension plan resulted in a decrease in Shareholder’s equity of $579,000, which was net of a tax benefit of $298,000.

The following table sets forth the incremental effect of applying FAS No. 158 on individual line items in the Consolidated Balance Sheet at December 31, 2006:

	Before		After
	Application of		Application of
(In Thousands)	FAS No. 158	Adjustments	FAS No. 158

Other assets	$2,212	$298	$2,510
Total assets	591,987	298	592,285
Other liabilities	2,516	877	3,393
Total liabilities	516,814	877	517,691
Accumulated other comprehensive income	2,139	(579)	1,560
Total shareholders’ equity	75,173	(579)	74,594
Total liabilities and shareholders’ equity	591,987	298	592,285

The following table sets forth the obligation and funded status as of December 31:

(In Thousands)	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$8,780	$7,549
Service cost	467	505
Interest cost	434	446
Actuarial (gain) loss	(785)	280
Benefits paid	(186)	(218)
Other, change in actuarial assumptions	(200)	218
Benefit obligation at end of year	8,510	8,780

Change in plan assets
Fair value of plan assets at beginning of year	6,011	4,549
Actual return on plan assets	629	272
Employer contribution	550	1,420
Benefits paid	(186)	(218)
Expenses paid	(14)	(12)
Fair value of plan assets at end of year	6,990	6,011
Funded status	$(1,520)	$(2,769)

Amounts not yet recognized as a component of net periodic pension cost:
Amounts recognized in accumulated other comprehensive income (loss) consists of:
Net transition asset	$(15)	$—
Prior service cost	179	—
Net loss	713	—
Amounts not recognized in accumulated other comprehensive income (loss) consists of:
Net transition asset	—	(17)
Prior service cost	—	204
Net loss	—	1,849
Total	$877	$2,036

The accumulated benefit obligation for the Plan was $6,451,000 and $6,560,000 at December 31, 2006 and 2005, respectively.

Components of Net Periodic Cost and Other Amounts Recognized in other Comprehensive Income as of December 31, 2006, 2005, and 2004, respectively, are as follows:

(In Thousands)	2006	2005	2004
Net periodic pension cost:
Service cost	$467	$505	$447
Interest cost	434	446	398
Expected return on plan assets	(485)	(402)	(376)
Amortization of transition asset	(3)	(2)	(3)
Amortization of prior service cost	26	25	26
Recognized net actuarial gain	—	—	109
Amortization of unrecognized net loss	22	65	—
Net periodic benefit cost	$461	$637	$601

The estimated net transition asset and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $3,000 and $25,000, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	2006	2005	2004
Discount rate	5.75%	5.50%	5.75%
Rate of compensation increase	4.75%	4.50%	4.75%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:

	2006	2005	2004
Discount rate	5.50%	5.75%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.50%	4.75%	5.00%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Plan’s weighted-average asset allocations at December 31 by asset category are as follows:

Asset Category	2006	2005
Cash	0.4%	0.4%
Fixed income securities	39.2%	39.4%
Equity	60.4%	60.2%
Total	100.0%	100.0%

The investment objective for the Plan is to maximize total return with tolerance for slightly above average risk, meaning the fund is able to tolerate short-term volatility to achieve above-average returns over the long term.

Asset allocation favors equities, with target allocation of approximately 60% equity securities, 37.5% fixed income securities and 2.5% cash.  Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between the acceptable ranges.  The equity portfolio’s exposure is in mid and large capitalization domestic equities. Exposure to small capitalization and international stocks may be allowed.

It is management’s intent to give the investment managers flexibility, within the overall guidelines, with respect to investment decisions and their timing.  However, certain investments require specific review and approval by management.  Management is also informed of anticipated, significant modifications of any previously approved investment, or anticipated use of derivatives to execute investment strategies.

The following benefit payments that reflect expected future service, as appropriate, are expected to be paid:

Estimated future benefit payments(in thousands):

2007	$240
2008	246
2009	287
2010	315
2011	339
2012-2016	2,791

$4,218

The company expects to contribute $500,000 to its Pension Plan in 2007.

401(k) Savings Plan

The Company also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Company may make matching contributions equal to a discretionary percentage that is determined by the Board of Directors.  Participants are at all times fully vested in their contributions and vest over a period of five years in the employer contribution.  Contribution expense was approximately $96,000, $80,000, and $83,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan whereby participating directors elected to forego directors’ fees for a period of five years.  Under this plan, the Company will make payments for a ten-year period beginning at age 65 in most cases or at death, if earlier, at which time payments would be made to their designated beneficiaries.

To fund benefits under the deferred compensation plan, the Company has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company.  The Company incurred expenses related to the plan of $69,000, $69,000, and $73,000 for the years ended December 31, 2006, 2005, and 2004, respectively.  Benefits paid under the plan were approximately $122,000, $112,000, and $127,000 in 2006, 2005, and 2004 respectively.

NOTE 12 – EMPLOYEE STOCK PURCHASE PLAN

Effective April 26, 2006 the Company implemented the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  For the year ended December 31, 2006, there were 1,355 shares issued under the plan.

NOTE 13 - STOCK OPTIONS

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

A summary of the status of the Company’s common stock option plans are presented below:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	11,972	$37.41	19,158	$33.53
Granted	—	—	—	—
Exercised	—	—	(4,248)	24.76
Forfeited	—	—	(2,938)	30.43
Outstanding, end of year	11,972	37.41	11,972	37.41

Options exercisable at year-end	11,972	$37.41	11,972	$37.41

The following table summarizes information about nonqualified and incentive stock options outstanding at December 31, 2006:

	Outstanding			Exercisable
			Average		Average
		Average	Exercise		Exercise
Exercise Price	Shares	Life	Price	Shares	Price
$40.29	9,002	2	$40.29	9,002	$40.29
31.82	1,650	3	31.82	1,650	31.82
24.72	1,320	4	24.72	1,320	24.72

NOTE 14 - RELATED PARTY TRANSACTIONS

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

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31:

	Beginning			Ending
(In Thousands)	Balance	Additions	Payments	Balance

2006	$9,635	$2,001	$1,894	$9,742
2005	10,295	781	1,441	9,635

NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES

The following schedule of future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2006:

(In Thousands)

2007	$411
2008	288
2009	243
2010	212
2011	128
Thereafter	1,162
Total	$2,444

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities.  Total rental expense for all operating leases for the years ended December 31, 2006, 2005, and 2004 were $380,000, $361,000, and $320,000 respectively.

The Company is subject to lawsuits and claims arising out of its business.  There are no such legal proceedings or claims currently pending or threatened other than those encountered during the normal course of business.

NOTE 16 - OFF-BALANCE SHEET RISK

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31:

(In Thousands)	2006	2005

Commitments to extend credit	$61,736	$72,583
Standby letters of credit	1,033	2,193

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

NOTE 17 - CAPITAL REQUIREMENTS

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

As of December 31, 2006 and 2005, the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios must be at least 10%, 6%, and 5%, respectively.

The Company’s and the Bank’s actual capital ratios are presented in the following tables, which shows that both met all regulatory capital requirements.

Consolidated Company

	2006		2005
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$74,342	20.3%	$73,210	21.0%
For Capital Adequacy Purposes	29,299	8.0	27,937	8.0
To Be Well Capitalized	36,623	10.0	34,921	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$68,931	18.8%	$68,388	19.6%
For Capital Adequacy Purposes	14,649	4.0	13,968	4.0
To Be Well Capitalized	21,974	6.0	20,952	6.0

Tier I Capital (to Average Assets)

Actual	$68,931	11.8%	$68,388	12.2%
For Capital Adequacy Purposes	23,332	4.0	22,495	4.0
To Be Well Capitalized	29,165	5.0	28,119	5.0

Bank

	2006		2005
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$57,260	16.2%	$56,604	17.0%
For Capital Adequacy Purposes	28,243	8.0	26,716	8.0
To Be Well Capitalized	35,304	10.0	33,394	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$52,860	15.0%	$52,527	15.7%
For Capital Adequacy Purposes	14,121	4.0	13,358	4.0
To Be Well Capitalized	21,182	6.0	20,037	6.0

Tier I Capital (to Average Assets)

Actual	$52,860	9.3%	$52,527	9.6%
For Capital Adequacy Purposes	22,671	4.0	21,809	4.0
To Be Well Capitalized	28,339	5.0	27,261	5.0

NOTE 18 – REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks to the additional paid in capital of the Bank.  Accordingly, at December 31, 2006, the balance in the additional paid in capital account totaling $11,657,000 is unavailable for dividends.

The Bank is subject to regulatory restrictions, which limit its ability to loan funds to Penns Woods Bancorp, Inc.  At December 31, 2006, the regulatory lending limit amounted to approximately $5,715,000.

Cash and Due from Banks

Included in cash and due from banks are reserves required by the district Federal Reserve Bank of $990,000 and $1,410,000 at December 31, 2006 and 2005.  The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

NOTE 19 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Company’s financial instruments are as follows at December 31:

	2006		2005
	Carrying	Fair	Carrying	Fair
(In Thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$15,373	$15,373	$14,090	$14,090
Investment securitites:
Available for sale	185,200	185,200	187,018	187,018
Held to maturity	283	286	265	238
Loans held for sale	3,716	3,716	3,545	3,545
Loans, net	356,199	356,788	334,759	337,093
Bank-owned life insurance	11,346	11,346	10,718	10,718
Accrued interest receivable	2,939	2,939	2,828	2,828

Financial liabilities:
Interest-bearing deposits	$322,031	$320,906	$281,150	$278,909
Noninterest-bearing deposits	73,160	73,160	71,379	71,379
Short-term borrowings	34,697	34,697	54,003	54,003
Long-term borrowings, FHLB	82,878	82,050	84,478	83,877
Accrued interest payable	1,532	1,532	1,108	1,108

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of December 31, 2006 and 2005.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the estimated fair value of off-balance sheet items at December 31, 2006 and 2005, respectively.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 16.

NOTE 20- PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31, (In Thousands)	2006	2005

ASSETS
Cash	$41	$159
Investment in subsidiaries:
Bank	57,790	57,170
Nonbank	16,595	16,452
Other assets	234	186

Total Assets	$74,660	$73,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$66	$48
Shareholders’ equity	74,594	73,919

Total liability and shareholders’ equity	$74,660	$73,967

CONDENSED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31, (In Thousands)	2006	2005	2004

Operating income:
Dividends from subsidiaries	$9,890	$7,311	$6,440
Equity in undistributed net income of subsidiaries	53	3,822	4,833

Operating expenses:	(296)	(232)	(190)

Net income	$9,647	$10,901	$11,083

CONDENSED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
(In Thousands)	2006	2005	2004

OPERATING ACTIVITIES
Net income	$9,647	$10,901	$11,083
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(53)	(3,822)	(4,833)
Other, net	(30)	(70)	(9)
Net cash provided by operating activities	9,564	7,009	6,241

INVESTING ACTIVITIES
Additional investment in subsidiaries	—	(637)	(271)

FINANCING ACTIVITIES
Dividends paid	(6,802)	(6,225)	(5,843)
Issuance of common stock	49	—	—
Proceeds from exercise of stock options	—	105	194
Purchase of treasury stock	(2,929)	(546)	(237)
Net cash used for financing activities	(9,682)	(6,666)	(5,886)

NET INCREASE (DECREASE) IN CASH	(118)	(294)	84
CASH, BEGINNING OF YEAR	159	453	369
CASH, END OF YEAR	$41	$159	$453

NOTE 21 – CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, Except Per Share Data)	For The Three Months Ended
2006	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$8,022	$8,347	$8,547	$8,837
Interest expense	3,189	3,421	3,707	3,893

Net interest income	4,833	4,926	4,840	4,944

Provision for loan losses	198	198	89	150
Non-interest income	1,778	1,951	1,826	1,795
Securities gains, net	559	265	561	294
Non-interest expenses	3,951	4,078	4,114	4,186

Income before income tax provision	3,021	2,866	3,024	2,697
Income tax provision	566	432	560	403

Net income	$2,455	$2,434	$2,464	$2,294

Earnings per share - basic	$0.62	$0.62	$0.62	$0.59

Earnings per share - diluted	$0.62	$0.62	$0.62	$0.59

(In Thousands, Except Per Share Data)	For The Three Months Ended
2005	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$7,435	$7,654	$7,816	$7,998
Interest expense	2,249	2,457	2,701	2,974

Net interest income	5,186	5,197	5,115	5,024

Provision for loan losses	180	180	180	180
Non-interest income	1,696	1,788	1,991	1,766
Securities gains, net	611	687	556	336
Non-interest expenses	3,595	3,849	3,788	3,876

Income before income tax provision	3,718	3,643	3,694	3,070
Income tax provision	1,003	883	746	592

Net income	$2,715	$2,760	$2,948	$2,478

Earnings per share - basic	$0.68	$0.70	$0.74	$0.63

Earnings per share - diluted	$0.68	$0.70	$0.74	$0.62

ITEM 9       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A    CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Principal Accounting Officer (the Principal Financial Officer), has evaluated the effectiveness as of December 31, 2006 of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because there were no material weaknesses discovered, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by S.R. Snodgrass, A.C., an independent registered public accounting firm, as stated in its attestation report which is included herein.

Date: March 13, 2007	/s/ Ronald A. Walko	/s/ Brian L. Knepp
	Chief Executive Officer	Principal Accounting Officer
(Principal Financial Officer)

[Letterhead of S.R. Snodgrass, A.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Penns Woods Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that Penns Woods Bancorp, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Penns Woods Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Penns Woods Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also in our opinion, Penns Woods Bancorp, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statement of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 9, 2007, expressed an unqualified opinion.

/s/ S.R. Snodgrass, A.C.
Wexford, Pennsylvania
March 9, 2007

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under the captions ““The Board of Directors and Committees,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Principal Officers of the Corporation,” “Certain Transactions,” and “Audit Committee Financial Expert”“ in the Company’s Proxy Statement dated March 20, 2007 (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11    EXECUTIVE COMPENSATION

Information appearing under the captions “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee and Benefits Committee Report,” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

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

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Total loans outstanding from the Bank at December 31, 2006 to the Company’s and the Bank’s Officers and Directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $9,742,000 or approximately 13.06% of the total equity capital of the Company.  Loans to such persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features.  See also the information appearing in Note 14 to the Consolidated Financial Statements included elsewhere in the Annual Report.

In addition, the information appearing under the caption “Election of Directors” in the Proxy Statement is incorporated herein by reference.

ITEM 14    PRINCIPAL ACCOUNTING  FEES AND SERVICES

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

(b) Exhibits:

(3) (i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
(3) (ii)	Bylaws of the Registrant as presently in effect (incorporated by reference to Exhibit 3(ii) of the Registrant’s Current Report on Form 8-K filed on June 17, 2005).
(10) (i)

Employment Agreement, dated August, 1991, between Jersey Shore State Bank and Ronald A. Walko (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on form S-4, No. 333-65821).*

(10) (ii)	Employment Agreement, dated May 31, 2005, between Jersey Shore State Bank and Thomas A. Donofrio (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 3, 2005).*
(10) (iii)	Employee Severance Benefit Plan, dated May 30, 1996, for Ronald A. Walko (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on form S-4, No. 333-65821).*
(10) (iv)	Penns Woods Bancorp, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on form S-4, No. 333-65821).*
(10) (v)

Form of First Amendment to the Jersey Shore State Bank Amendment and Restatement of the Director Fee Agreement, Dated as of October 1, 2004 (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 29, 2006).

(10) (vi)

Consulting Agreement, dated July 18, 2005 between Hubert A. Valencik and Penns Woods Bancorp, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 18, 2005).

(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31) (i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31) (ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principle Accounting Officer.
(32) (i)	Section 1350 Certification of Chief Executive Officer.
(32) (ii)	Section 1350 Certification of Principle Accounting Officer.

* Denotes compensatory plan or arrangement.

EXHIBIT INDEX

(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31) (i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31) (ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principle Accounting Officer.
(32) (i)	Section 1350 Certification of Chief Executive Officer.
(32) (ii)	Section 1350 Certification of Principle Accounting Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2007	PENNS WOODS BANCORP, INC.

	By:	/s/ Ronald A. Walko
Ronald A. Walko, President & Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Ronald A. Walko
Ronald A. Walko, President, Chief Executive	March 13, 2007
Officer and Director (Principal Executive Officer)

/s/ Brian L. Knepp
Brian L. Knepp, Principal Accounting Officer	March 13, 2007

/s/ Lynn S. Bowes
Lynn S. Bowes, Director	March 13, 2007

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 13, 2007

/s/ H. Thomas Davis, Jr.
H. Thomas Davis, Jr., Director	March 13, 2007

/s/ James M. Furey II
James M. Furey II, Director	March 13, 2007

/s/ Leroy H. Keiler III
Leroy H. Keiler III, Director	March 13, 2007

/s/ Jay H. McCormick
Jay H. McCormick, Director	March 13, 2007

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Director	March 13, 2007

/s/ James E. Plummer
James E. Plummer, Director	March 13, 2007

/s/ William H. Rockey, Sr.
William H. Rockey, Sr. Vice President & Director	March 13, 2007

/s/ Hubert A. Valencik
Hubert A. Valencik, Director	March 13, 2007