Form 10-Q
period 2007-03-31
PENNS WOODS BANCORP INC
filed 2007-05-10
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2007.

☐	Transition report pursuant to Section 13 or 15 (d) of the Exchange Act for the Transition Period from to .

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

YES  ☐                    NO  ☒

On May 1, 2007 there were 3,891,951 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share Data)	2007	2006

ASSETS
Noninterest-bearing balances	$13,237	$15,348
Interest-bearing deposits in other financial institutions	18	25
Total cash and cash equivalents	13,255	15,373

Investment securities, available for sale, at fair value	184,063	185,200
Investment securities held to maturity (fair value of $287 and $286)	284	283
Loans held for sale	2,996	3,716
Loans	357,574	360,384
Less: Allowance for loan losses	4,201	4,185
Loans, net	353,373	356,199
Premises and equipment, net	6,742	6,737
Accrued interest receivable	2,832	2,939
Bank-owned life insurance	11,786	11,346
Investment in limited partnerships	4,808	4,950
Goodwill	3,032	3,032
Other assets	3,420	2,510
TOTAL ASSETS	$586,591	$592,285

LIABILITIES
Interest-bearing deposits	$313,921	$322,031
Noninterest-bearing deposits	70,928	73,160
Total deposits	384,849	395,191

Short-term borrowings	41,173	34,697
Long-term borrowings, Federal Home Loan Bank (FHLB)	81,378	82,878
Accrued interest payable	1,372	1,532
Other liabilities	3,637	3,393
TOTAL LIABILITIES	512,409	517,691

SHAREHOLDERS’ EQUITY
Common stock, par value $8.33, 10,000,000 shares authorized; 4,004,516 and 4,003,514 shares issued	33,371	33,362
Additional paid-in capital	17,832	17,810
Retained earnings	26,350	25,783
Accumulated other comprehensive income (loss):
Net unrealized gain on available for sale securities	1,486	2,139
Defined benefit plan	(579)	(579)
Less: Treasury stock at cost, 112,802 and 102,772 shares	(4,278)	(3,921)
TOTAL SHAREHOLDERS’ EQUITY	74,182	74,594
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$586,591	$592,285

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2007	2006

INTEREST AND DIVIDEND INCOME
Loans including fees	$6,423	$5,809
Investment Securities:
Taxable	823	923
Tax-exempt	1,111	989
Dividend and other interest income	322	301
TOTAL INTEREST AND DIVIDEND INCOME	8,679	8,022

INTEREST EXPENSE
Deposits	2,512	1,837
Short-term borrowings	505	406
Long-term borrowings, FHLB	922	946
TOTAL INTEREST EXPENSE	3,939	3,189

NET INTEREST INCOME	4,740	4,833

PROVISION FOR LOAN LOSSES	40	198

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,700	4,635

NON-INTEREST INCOME
Deposit service charges	541	590
Securities gains, net	326	559
Bank-owned life insurance	115	88
Gain on sale of loans	138	150
Insurance commissions	438	560
Other	416	390
TOTAL NON-INTEREST INCOME	1,974	2,337

NON-INTEREST EXPENSE
Salaries and employee benefits	2,281	2,232
Occupancy, net	331	243
Furniture and equipment	286	297
Pennsylvania shares tax	161	145
Other	1,069	1,034
TOTAL NON-INTEREST EXPENSE	4,128	3,951

INCOME BEFORE INCOME TAX PROVISION	2,546	3,021
INCOME TAX PROVISION	265	566
NET INCOME	$2,281	$2,455

EARNINGS PER SHARE - BASIC	$0.59	$0.62

EARNINGS PER SHARE - DILUTED	$0.59	$0.62

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,897,480	3,961,287

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,897,818	3,961,772

DIVIDENDS PER SHARE	$0.44	$0.42

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	COMMON		ADDITIONAL		ACCUMULATED OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY
Balance, December 31, 2006	4,003,514	$33,362	$17,810	$25,783	$1,560	$(3,921)	$74,594

Comprehensive Income:
Net income				2,281			2,281
Net change in unrealized gain on reclassification adjustment, net of income tax benefit of $337					(653)		(653)
Total comprehensive income							1,628
Dividends declared, ($0.44 per share)				(1,714)			(1,714)
Purchase of treasury stock (10,030 shares)						(357)	(357)
Stock options exercised	330	3	5				8
Common shares issued for employee stock purchase plan	672	6	17				23
Balance, March 31, 2007	4,004,516	$33,371	$17,832	$26,350	$907	$(4,278)	$74,182

	COMMON		ADDITIONAL		ACCUMULATED OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY
Balance, December 31, 2005	4,002,159	$33,351	$17,772	$22,938	$850	$(992)	$73,919

Comprehensive Income:
Net income				2,455			2,455
Net change in unrealized gain on investments available for sale, net of reclassification adjustment, net of tax expense of $214					416		416
Total comprehensive income							2,871
Dividends declared, ($0.42 per share)				(1,666)			(1,666)
Purchase of treasury stock (34,000 shares)						(1,309)	(1,309)
Balance, March 31, 2006	4,002,159	$33,351	$17,772	$23,727	$1,266	$(2,301)	$73,815

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2007	2006

Net Income	$2,281	$2,455
Other comprehensive (loss) income:
Change in net unrealized gains on available for sale securities	(664)	1,189
Less: Reclassification adjustment for net gains included in net income	326	559
Other comprehensive (loss) income before tax	(990)	630
Income tax (benefit) expense related to other comprehensive (loss) income	(337)	214
Other comprehensive (loss) income, net of tax	(653)	416
Comprehensive income	$1,628	$2,871

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands)	2007	2006

OPERATING ACTIVITIES
Net Income	$2,281	$2,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	179	176
Provision for loan losses	40	198
Accretion and amortization of investment security discounts and premiums	(232)	(191)
Securities gains, net	(326)	(559)
Originations of loans held for sale	(5,289)	(5,735)
Proceeds of loans held for sale	6,147	6,505
Gain on sale of loans	(138)	(150)
Increases in bank-owned life insurance	(440)	(88)
Other, net	(389)	150
Net cash provided by operating activities	1,833	2,761
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	13,110	16,302
Proceeds from calls and maturities	1,769	1,744
Purchases	(13,277)	(16,680)
Net decrease (increase) in loans	2,786	(7,638)
Acquisition of bank premises and equipment	(184)	(298)
Proceeds from the sale of foreclosed assets	—	61
Investment in limited partnership	—	(1,446)
Proceeds from redemption of regulatory stock	132	430
Purchases of regulatory stock	(881)	(377)
Net cash provided by (used) for investing activities	3,455	(7,902)
FINANCING ACTIVITIES
Net (decrease) increase in interest-bearing deposits	(8,110)	12,167
Net (decrease) increase in noninterest-bearing deposits	(2,232)	2,950
Proceeds of long-term borrowings, FHLB	10,000	—
Repayment of long-term borrowings, FHLB	(11,500)	(1,600)
Net increase (decrease) in short-term borrowings	6,476	(4,609)
Dividends paid	(1,714)	(1,666)
Issuance of common stock	23	—
Stock options exercised	8	—
Purchase of treasury stock	(357)	(1,309)
Net cash (used) for provided by financing activities	(7,406)	5,933
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,118)	792
CASH AND CASH EQUIVALENTS, BEGINNING	15,373	14,090
CASH AND CASH EQUIVALENTS, ENDING	$13,255	$14,882

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$4,099	$3,201
Income taxes paid	200	500
Transfer of loans to foreclosed real estate	—	34

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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for the fair presentation of results for such periods.  All of those adjustments are of a normal, recurring nature.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 40 thru 46 of the Annual Report on Form 10-K for the year ended December 31, 2006.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01 (b) (8) of Regulation S-X.

Note 2. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140.  FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income

Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit.  EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.

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

	Three Months Ended March 31,
	2007	2006

Weighted average common shares outstanding	4,003,936	4,002,159

Average treasury stock shares	(106,456)	(40,872)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,897,480	3,961,287

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	338	485

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,897,818	3,961,772

Options to purchase 8,276 and 9,002 shares of common stock at the price of $40.29 were outstanding during the three months ended March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of March 31, 2007 and 2006, respectively.

Note 4.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended
	March 31,
(In Thousands)	2007	2006

Service cost	$117	$117
Interest cost	121	108
Expected return on plan assets	(140)	(121)
Amortization of transition	(1)	(1)
Amortization of prior service cost	6	6
Amortization of net loss	—	6
Net periodic cost	$103	$115

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2006, that it expected to contribute $500,000 to its defined benefit plan in 2007.  As of March 31, 2007, there were no contributions made to the plan.

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

Outstanding financial instruments with off balance sheet risk are as follows:

	March 31,	December 31,
(In Thousands)	2007	2006
Commitments to extend credit	$58,951	$61,736
Standby letters of credit	1,100	1,033

Note 6.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

Note 7.  Employee Stock Purchase Plan

Effective April 26, 2006, the Company implemented the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the three months ended March 31, 2007, there were 672 shares issued under the plan.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and  Results of Operation

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2007 and 2006

Summary Results

Net income for the three months ended March 31, 2007 was $2,281,000 compared to $2,455,000 for the same period of 2006.  Basic and diluted earnings per share for the three months ended March 31, 2007 were $0.59 as compared to $0.62 for the three months ended March 31, 2006.  Return on average assets and return on average equity were 1.56% and 12.13% for the three months ended March 31, 2007 as compared to 1.72% and 13.24% for the corresponding period of 2006.  Net income from core operations for the three months ended March 31, 2007 and 2006, excluding after-tax net securities gains of $215,000 and $369,000, respectively, were $2,066,000 and $2,086,000 or $0.53 per share for the periods being compared.  (Management uses the non-GAAP measure of net income from core operations in its analysis of the Company’s performance.  This measure, as used by the Company, adjusts net income by significant gains or losses that are unusual in nature.  Because certain of these items and their impact on the Company’s performance are difficult to predict, management believes the presentation of financial measures excluding the impact of such items provides useful supplemental information in evaluating the operating results of the Company’s core businesses.  For purposes of this Quarterly Report on Form 10-Q, net income from core operations means net income adjusted to exclude after-tax net securities gains.  These disclosures should not be viewed as a substitute for net income determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.)

Interest Income

Interest income for the three months ended March 31, 2007 increased $657,000 to $8,679,000 as compared to $8,022,000 for the same period of 2006.  The increase in total interest income was primarily the result of growth in average loans of $17,717,000 for the three months ended March 31, 2007 as compared to 2006.  The average loan growth and a 35 basis point (“bp”) increase in loan portfolio yields accounted for $614,000 of the total interest income growth.  Over this time frame, the average balance of investment securities decreased $15,076,000 as the funds were utilized to assist in funding the loan growth.  The decrease in the average investment portfolio was offset by an increase of 34 bp in the investment portfolio yield which resulted in total interest income from the investment portfolio increasing $43,000 to $2,256,000 for the three months ended March 31, 2007.  On a taxable equivalent basis, the interest income from the investment portfolio increased $106,000 as the portfolio was strategically shifted to a more tax-exempt weighting.  The increase in dividends received is the result of an increase in the level of dividends from the Federal Home Loan Bank of Pittsburgh (“FHLB”).

Interest income composition for the three months ended March 31, 2007 and 2006 were as follows:

	For The Three Months Ended
	March 31, 2007		March 31, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,423	74.0%	$5,809	72.4%	$614	10.6%
Investment securities:
Taxable	823	9.5	923	11.5	(100)	(10.8)
Tax-exempt	1,111	12.8	989	12.3	122	12.3
Dividend and other interest income	322	3.7	301	3.8	21	7.0
Total interest income	$8,679	100.0%	$8,022	100.0%	$657	8.2%

Interest Expense

Interest expense for the three months ended March 31, 2007 increased $750,000 to $3,939,000 as compared to $3,189,000 for the same period of 2006.  The increased expense associated with deposits is primarily the result of rate increases for time deposits, which are comprised of various certificates of deposit (“CD”) accounts, from the three months ended March 31, 2006 to the corresponding period of 2007.  Factors that led to the rate increases include, but are not limited to, several period prime rate increases, competitive market pricing pressure, and promotional campaigns run in conjunction with the opening of the Montoursville branch and the one year anniversary celebration of the State College North Atherton Street branch.  The increase in CD interest rates has exceeded the increase for other deposit accounts.  This has led to a shift of a portion of the money market and savings deposit portfolios into higher yielding CDs.

Short-term borrowing costs increased as rates paid increased 84 bp as a direct result of the four prime rate increases since the start of 2006 and a minimal increase in the average balance of $1,131,000.  Long-term FHLB borrowing expense decreased minimally due to a decline in average borrowings of $3,614,000.  The decline was the result of maturities of $11,500,000, with an average rate of 3.77%, during the first three months of 2007 offset by the acquisition of $10,000,000, with an average rate of 4.28%.

Interest expense composition for the three months ended March 31, 2007 and 2006 were as follows:

	For The Three Months Ended
	March 31, 2007		March 31, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,512	63.8%	$1,837	57.6%	$675	36.7%
Short-term borrowings	505	12.8	406	12.7	99	24.4
Long-term borrowings, FHLB	922	23.4	946	29.7	(24)	(2.5)
Total interest expense	$3,939	100.0%	$3,189	100.0%	$750	23.5%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended March 31, 2007 was 3.95% as compared to 4.08% for the corresponding period of 2006.  The decrease in the NIM was the result of the yield on earning assets increasing 36 bp to 6.87% for the three months ended March 31, 2007, as compared to 2006; however, interest bearing liabilities increased 59 bp over the same period.  The increase in the yield on earning assets is attributable to growth in the taxable loan portfolio of $17,614,000 in addition to the yield on taxable loans increasing 36 bp coupled with an increase of 53 bp on the taxable investment portfolio.  The average loan growth was predominately comprised of residential and commercial real estate loans.  The yield on total loans increased to 7.27% from 6.92% due to the impact of the Federal Open Market Committee rate increases enacted over the past year offset by competitive factors. The average taxable investment securities portfolio declined by $3,440,000, as the cash flow from the portfolio was utilized to fund the growth in loans. The investment portfolio yield increased to 6.10% from 5.76% primarily from the previously noted shift in the portfolio to a portfolio weighting of tax-exempt investments.  The average interest rate paid on deposit accounts increased to 3.25% as compared to 2.52% for the 2006 period.  This increase was driven by growth in average time deposits of $25,767,000 and an increase in the rate paid on time deposits of 98 bp.  A portion of the increase in deposit volume and the average interest yield paid is due to several CD promotions during the past year to attract new customers while retaining existing customers.  The promotions were designed to gather deposits that would have maturities of two years or less.  In addition, the promotions served as a catalyst to cross sell other deposit products and to implement management’s strategy regarding the CD portfolio allocation among various maturities and therefore, reducing the concentration of time deposit maturities within any single month.

The prime rate increased 100 bp to 8.25% at March 31, 2007 from 7.25% at January 1, 2006, as further evidence of the correlation between the Company’s primary source of borrowed funds, the FHLB, and the primary lending rate indicator used on a national basis.  Based on this increase, short-term borrowings realized an increase of 84 bp in interest rates for the three months ended March 31, 2007 as compared to March 31, 2006.

Following is a schedule of average balances and associated yields for the three month periods ended March 31, 2007 and 2006:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Tax-exempt loans	$8,266	$127	6.23%	$8,163	$127	6.31%
All other loans	352,599	6,339	7.29%	334,985	5,725	6.93%
Total loans	360,865	6,466	7.27%	343,148	5,852	6.92%

Taxable investment securities	82,572	1,144	5.54%	97,648	1,223	5.01%
Tax-exempt investment securities	102,786	1,683	6.55%	91,150	1,498	6.57%
Total securities	185,358	2,827	6.10%	188,798	2,721	5.76%

Interest bearing deposits	21	1	19.31%	12	1	33.80%

Total interest-earning assets	546,244	9,294	6.87%	531,958	8,574	6.51%

Other assets	39,842			37,564

Total assets	$586,086			$569,522

Savings	$58,997	105	0.72%	$62,715	120	0.78%
Super Now deposits	44,847	149	1.35%	48,163	150	1.26%
Money market deposits	23,562	125	2.15%	25,124	115	1.86%
Time deposits	185,761	2,133	4.66%	159,994	1,452	3.68%
Total deposits	313,167	2,512	3.25%	295,996	1,837	2.52%

Short-term borrowings	42,283	505	4.84%	41,152	406	4.00%
Long-term borrowings, FHLB	80,722	922	4.63%	84,336	946	4.55%
Total borrowings	123,005	1,427	4.70%	125,488	1,352	4.37%

Total interest-bearing liabilities	436,172	3,939	3.66%	421,484	3,189	3.07%

Demand deposits	68,222			68,447
Other liabilities	6,459			5,416
Shareholders’ equity	75,233			74,175
Total liabilities and shareholders’ equity	$586,086			$569,522

Interest rate spread			3.21%			3.44%
Net interest income/margin		$5,355	3.95%		$5,385	4.08%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three month periods ended March 31, 2007 and 2006.

	For the Three Months Ended
(In Thousands)	March 31,
	2007	2006

Total interest income	$8,679	$8,022
Total interest expense	3,939	3,189

Net interest income	4,740	4,833
Tax equivalent adjustment	615	552

Net interest income (fully taxable equivalent)	$5,355	$5,385

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007 vs 2006
	Increase (Decrease)
	Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$2	$(2)	$—
Loans	309	305	614
Taxable investment securities	(237)	158	(79)
Tax-exempt investment securities	190	(5)	185
Interest bearing deposits	—	—	—
Total interest-earning assets	264	456	720

Interest expenses:
Savings deposits	(7)	(8)	(15)
Super Now deposits	(20)	19	(1)
Money market deposits	(6)	16	10
Time deposits	255	426	681
Short-term borrowings	11	88	99
Long-term borrowings, FHLB	(42)	18	(24)
Total interest-bearing liabilities	191	559	750
Change in net interest income	$73	$(103)	$(30)

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2007, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, employment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level,  management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $4,185,000 at December 31, 2006 to $4,201,000 at March 31, 2007.  At March 31, 2007, the allowance for loan losses was 1.17% of total loans compared to 1.16% of total loans at December 31, 2006.  Management’s conclusion is that the allowance for loan losses is adequate to provide for possible losses inherent in the loan portfolio as of the balance sheet date.

The provision for loan losses totaled $40,000 for the three months ended March 31, 2007, respectively, as compared to $198,000 for the same period in 2006.  The decrease in the provision was the result of several continuing positive factors, including but not limited to, annualized net charge offs to average loans of 0.03%, nonperforming loans to total loans of 0.28%, and an allowance for losses to nonperforming loans of 412.27%.

Based upon this analysis, as well as the others noted above, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in its loan portfolio.

Non-interest Income

Total non-interest income for the three months ended March 31, 2007 compared to the same period in 2006 decreased $363,000 to $1,974,000.  Excluding net security gains, non-interest income would have decreased $130,000.  Deposit service charges declined $49,000 as overdraft protection fees declined and customers migrated to new checking accounts having reduced or no service charges.  Other income increased due primarily to revenue generated from increased debit card transactions and commissions generated by The M Group for securities transactions.

Insurance commissions for the three months ended March 31, 2007 decreased $122,000 as compared to the same period in 2006 due to a shift in product mix.  Management of The M Group continues to pursue new and build upon current relationships.  The sales call program continues to expand to other financial institutions, which typically results in additional revenue for The M Group.

Non-interest income composition for the three months ended March 31, 2007 and 2006 were as follows:

	For The Three Months Ended
	March 31, 2007		March 31, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$541	27.4%	$590	25.2%	$(49)	(8.3)%
Security gains, net	326	16.5	559	24.0	(233)	(41.7)
Bank owned life insurance	115	5.8	88	3.8	27	30.7
Gain on sale of loans	138	7.0	150	6.4	(12)	(8.0)
Insurance commissions	438	22.2	560	24.0	(122)	(21.8)
Other	416	21.1	390	16.6	26	6.6
Total non-interest income	$1,974	100.0%	$2,337	100.0%	$(363)	(15.5)%

Non-interest Expense

Total non-interest expense increased $177,000 from the three months ended March 31, 2006 compared to the same period of 2007.  The increase in salaries and employee benefits was attributable to several items including: standard cost of living wage adjustments for employees, new additions to our staff, and increased benefit cost.  Occupancy expense increased due to the new branch in Montoursville, which opened in the third quarter of 2006, and increased cost of maintenance and property taxes.  Other expenses increased primarily due to normal anticipated inflationary adjustments to ongoing business operating costs and the amortization related to two low income housing partnerships that began operation during the first and fourth quarters of 2006, respectively.

Non-interest expense composition for the three months ended March 31, 2007 and 2006 was as follows:

	For The Three Months Ended
	March 31, 2007		March 31, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,281	55.3%	$2,232	56.4%	$49	2.2%
Occupancy, net	331	8.0	243	6.2	88	36.2
Furniture and equipment	286	6.9	297	7.5	(11)	(3.7)
Pennsylvania shares tax	161	3.9	145	3.8	16	11.0
Other	1,069	25.9	1,034	26.1	35	3.4
Total non-interest expense	$4,128	100.0%	$3,951	100.0%	$177	4.5%

Provision for Income Taxes

Income taxes decreased $301,000 for the three month period ended March 31, 2007 compared to the same periods of 2006.  The effective tax rates for the three months ended March 31, 2007 and 2006 were 10.4% and 18.7%, respectively.  The decline in the effective tax rate is consistent with management’s repositioning of the investment portfolio from taxable investment securities to tax-exempt investment securities and tax credits related to investments in low income housing projects.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents decreased $2,118,000 from $15,373,000 at December 31, 2006, primarily as a result of the following activities during the three months ended March  31, 2007:

Operating Activities

The significant components of operating activities are net income and the origination and proceeds of loans held for sale.  Activity regarding loans held for sale resulted in sale proceeds, less $138,000 in realized gains, exceeding loan origination disbursements by $720,000 for the period.

Loans

Gross loans decreased $2,810,000 since December 31, 2006 due to the early payoff of  a large commercial loan coupled with increased competition for commercial loans.

The allocation of the loan portfolio, by category, as of March 31, 2007 and December 31, 2006 is presented below:

	March 31,	December 31,	Change
(In Thousands)	2007	2006	Amount	%
Commercial, financial, and agricultural	$38,156	$36,995	$1,161	3.1%
Real estate mortgage:
Residential	158,006	158,219	(213)	(0.1)
Commercial	132,201	135,404	(3,203)	(2.4)
Construction	16,636	16,749	(113)	(0.7)
Installment loans to individuals	13,550	14,035	(485)	(3.5)
Less: Net deferred loan fees	975	1,018	(43)	(4.2)
Gross loans	$357,574	$360,384	$(2,810)	(0.8)%

The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, amounted to $1,209,000 at March 31, 2007, as compared to $574,000 at December 31, 2006.  The valuation allowance related to impaired loans amounted to $73,000 at March 31, 2007 and $42,000 at December 31, 2006.  The increase in impaired loans is primarily from a single commercial relationship that accounted for $523,000 of the increase, while the increase in valuation allowance is the result of a second commercial relationship that had a specific collateral weakness.

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

Investments

The amortized cost and estimated fair market value of the investment securities portfolio in total has remained constant since December 31, 2006.  Over the first three months of 2007, the amortized cost of equity securities has increased $591,000, while U.S. Government and agency securities decreased $399,000.  The position in state and political securities remained relatively static as the Bank continued its strategy to maintain call protection, maintain taxable equivalent yields, reduce the effective federal income tax rate, and invest in communities across the Commonwealth of Pennsylvania and the country.

The amortized cost of investment securities and their estimated fair values are as follows:

	March 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$54,550	$26	$(645)	$53,931
State and political securities	104,219	1,750	(385)	105,584
Other debt securities	2,098	36	(11)	2,123
Total debt securities	160,867	1,812	(1,041)	161,638
Equity securities	20,944	2,004	(523)	22,425
Total investment securities AFS	$181,811	$3,816	$(1,564)	$184,063

Held to maturity (HTM)
U.S. Government and agency securities	$26	$1	$—	$27
Other debt securities	258	1	—	259
Total investment securities HTM	$284	$2	$—	$286

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$54,949	$24	$(821)	$54,152
State and political securities	104,658	1,646	(358)	105,946
Other debt securities	1,998	37	(11)	2,024
Total debt securities	161,605	1,707	(1,190)	162,122
Equity securities	20,353	2,883	(158)	23,078
Total investment securities AFS	$181,958	$4,590	$(1,348)	$185,200

Held to maturity (HTM)
U.S. Government and agency securities	$26	$2	$—	$28
Other debt securities	257	1	—	258
Total investment securities HTM	$283	$3	$—	$286

Financing Activities

Deposits

Total deposits decreased 2.6% or $10,342,000 from December 31, 2006 to March 31, 2007.  The mix of deposits has shifted from brokered time deposits at December 31, 2006 to transaction accounts at March 31, 2007.  The shift is the result of the Bank replacing maturing brokered time deposits with FHLB short-term borrowings at or below the cost of replacement brokered deposits. The amount of brokered deposits is continuously monitored and is used to supplement deposits, not as a primary source of deposits.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2007		December 31, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$70,928	18.4%	$73,160	18.5%	$(2,232)	(3.1)%
NOW accounts	48,428	12.6	46,156	11.7	2,272	4.9
Money market deposits	24,124	6.3	23,137	5.9	987	4.3
Savings deposits	60,495	15.7	59,289	15.0	1,206	2.0
Time deposits	165,938	43.1	168,420	42.6	(2,482)	(1.5)
Time deposits - brokered	14,936	3.9	25,029	6.3	(10,093)	(40.3)
Total deposits	$384,849	100.0%	$395,191	100.0%	$(10,342)	(2.6)%

Borrowed Funds

Total borrowed funds increased 4.2% to $122,551,000 at March 31, 2007 as compared to December 31, 2006.  The increase in borrowed funds is the result of brokered time deposit maturities that occurred since December 31, 2006.  FHLB short-term borrowings were utilized during the first three months of 2007 to replace the funding vacated by the brokered deposit maturities.   Long-term borrowings declined due to the maturity of three borrowings totaling $11,500,000 that carried an average rate of 3.77%.  The matured borrowings were replaced with a new FHLB $10,000,000 borrowing that carries a 4.28% rate and matures in 2017.

	March 31, 2007		December 31, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$25,295	20.6%	$18,706	15.9%	$6,589	35.2%
Securities sold under agreement to repurchase	15,878	13.0	15,991	13.6	(113)	(0.7)
Total short-term borrowings	41,173	33.6%	34,697	29.5%	6,476	18.7

Long-term borrowings, FHLB	81,378	66.4	82,878	70.5	(1,500)	(1.8)
Total borrowed funds	$122,551	100.0%	$117,575	100.0%	$4,976	4.2%

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

Capital ratios as of March 31, 2007 and December 31, 2006 were as follows:

	2007		2006
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$73,626	19.8%	$73,098	20.5%
For Capital Adequacy Purposes	29,785	8.0	28,515	8.0
To Be Well Capitalized	37,231	10.0	35,643	10.0

Tier I Capital
(to Risk-weighted Assets)

Actual	$68,759	18.5%	$67,869	19.0%
For Capital Adequacy Purposes	14,893	4.0	14,257	4.0
To Be Well Capitalized	22,339	6.0	21,386	6.0

Tier I Capital
(to Average Assets)

Actual	$68,759	11.9%	$67,869	12.0%
For Capital Adequacy Purposes	23,151	4.0	22,591	4.0
To Be Well Capitalized	28,938	5.0	28,239	5.0

Liquidity and Interest Rate Sensitivity

The asset/liability committee addresses the liquidity needs of the Company to ensure that sufficient funds are available to meet credit demands and deposit withdrawals as well as to the placement of available funds in the investment portfolio.  In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

The following liquidity measures are monitored for compliance within the limits cited:

1.  Net Loans to Total Assets, 85% maximum

2.  Net Loans to Total Deposits, 100% maximum

3.  Cumulative 90 day Maturity GAP %, +/- 20% maximum

4.  Cumulative 1 Year Maturity GAP %, +/- 20% maximum

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

The Bank, like other financial institutions, must have sufficient funds available to meet its liquidity needs for deposit withdrawals, loan commitments and originations, and expenses.   In order to control cash flow, the Bank estimates future flows of cash from deposits, loan payments, and investment security payments.  The primary sources of funds are deposits, principal and interest payments on loans and investment securities, as well as FHLB borrowings.  Management believes the Bank has adequate resources to meet its normal funding requirements.

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $224,147,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $27,880,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $106,673,000 as of March 31, 2007.

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

There have been no substantial changes in the Company’s gap analyses or simulation analyses compared to the information provided in the Company’s Form 10-K for the year ended December 31, 2006.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Market risk for the Company is comprised primarily from interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analyses or simulation analyses compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2006.  Additional information and details are provided in the “Liquidity and Interest Rate Sensitivity” section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month#1 (January 1-January 31, 2007)	—	—	—	154,600

Month#2 (February 1-February 28, 2007)	5,030	$35.50	5,030	149,570

Month#3 (March 1-March 31, 2007)	5,000	$35.60	5,000	144,570

On April 24, 2007, the Board of Directors extended the authorization to repurchase up to 197,000 shares, or approximately 5%, of the outstanding shares of the Company for an additional year to April 25, 2008.  The repurchase plan was originally for a one year period expiring on April 25, 2007.  To date, there have been 52,430 shares repurchased under this plan.

During the three months ended March 31, 2007, there were 10,030 shares of the Company’s common stock repurchased as part of the previously announced repurchase program.

Item 3.          Defaults Upon Senior Securities

None

Item 4.          Submission of Matters to a Vote of Security Holders

None

Item 5.          Other Information

None

Item 6.          Exhibits

(3) (i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
(3) (ii)	Bylaws of the Registrant, as presently in effect (incorporated by reference to Exhibit 3 (ii) of the Registrant’s Current Report on Form 8-K filed June 17, 2005).
(31) (i)	Rule 13a-14(a) Certification of Chief Executive Officer.
(31) (ii)	Rule 13a-14(a) Certification of Principal Financial Officer.
(32) (i)	Section 1350 Certification of Chief Executive Officer Section 1350.
(32) (ii)	Section 1350 Certification of Principal Financial Officer Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.

(Registrant)

Date: May 10, 2007	/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer

Date: May 10, 2007	/s/ Brian L. Knepp
Brian L. Knepp, Vice President of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Principal Financial Officer