Form 10-Q
period 2007-06-30
PENNS WOODS BANCORP INC
filed 2007-08-07
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2007.

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

YES ☐                        NO ☒

On August 1, 2007 there were 3,881,782 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share Data)	2007	2006

ASSETS
Noninterest-bearing balances	$11,315	$15,348
Interest-bearing deposits in other financial institutions	16	25
Total cash and cash equivalents	11,331	15,373

Investment securities, available for sale, at fair value	181,308	185,200
Investment securities held to maturity (fair value of $277 and $286)	275	283
Loans held for sale	5,345	3,716
Loans	356,175	360,384
Less: Allowance for loan losses	4,162	4,185
Loans, net	352,013	356,199
Premises and equipment, net	6,964	6,737
Accrued interest receivable	3,015	2,939
Bank-owned life insurance	12,149	11,346
Investment in limited partnerships	4,666	4,950
Goodwill	3,032	3,032
Other assets	6,474	2,510
TOTAL ASSETS	$586,572	$592,285

LIABILITIES
Interest-bearing deposits	$335,903	$322,031
Noninterest-bearing deposits	70,000	73,160
Total deposits	405,903	395,191

Short-term borrowings	28,359	34,697
Long-term borrowings, Federal Home Loan Bank (FHLB)	76,378	82,878
Accrued interest payable	1,647	1,532
Other liabilities	4,565	3,393
TOTAL LIABILITIES	516,852	517,691

SHAREHOLDERS’ EQUITY
Common stock, par value $8.33, 10,000,000 shares authorized; 4,005,342 and 4,003,514 shares issued	33,378	33,362
Additional paid-in capital	17,852	17,810
Retained earnings	26,974	25,783
Accumulated other comprehensive income (loss):
Net unrealized (loss) gain on available for sale securities	(3,455)	2,139
Defined benefit plan	(579)	(579)
Less: Treasury stock at cost, 117,802 and 102,772 shares	(4,450)	(3,921)
TOTAL SHAREHOLDERS’ EQUITY	69,720	74,594
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$586,572	$592,285

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2007	2006	2007	2006

INTEREST AND DIVIDEND INCOME
Loans including fees	$6,516	$6,086	$12,939	$11,895
Investment Securities:
Taxable	924	896	1,747	1,819
Tax-exempt	1,052	1,000	2,163	1,989
Dividend and other interest income	301	365	623	666
TOTAL INTEREST AND DIVIDEND INCOME	8,793	8,347	17,472	16,369

INTEREST EXPENSE
Deposits	2,868	1,968	5,380	3,805
Short-term borrowings	227	509	732	915
Long-term borrowings, FHLB	904	944	1,826	1,890
TOTAL INTEREST EXPENSE	3,999	3,421	7,938	6,610

NET INTEREST INCOME	4,794	4,926	9,534	9,759

PROVISION FOR LOAN LOSSES	10	198	50	396

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,784	4,728	9,484	9,363

NON-INTEREST INCOME
Deposit service charges	567	587	1,108	1,177
Securities gains, net	293	265	619	824
Bank-owned life insurance	86	90	201	178
Gain on sale of loans	234	210	372	360
Insurance commissions	550	670	988	1,230
Other	456	394	872	784
TOTAL NON-INTEREST INCOME	2,186	2,216	4,160	4,553

NON-INTEREST EXPENSE
Salaries and employee benefits	2,301	2,214	4,582	4,446
Occupancy, net	337	275	668	518
Furniture and equipment	297	288	583	585
Pennsylvania shares tax	161	151	322	296
Other	1,244	1,150	2,313	2,184
TOTAL NON-INTEREST EXPENSE	4,340	4,078	8,468	8,029

INCOME BEFORE INCOME TAX PROVISION	2,630	2,866	5,176	5,887
INCOME TAX PROVISION	295	432	560	998
NET INCOME	$2,335	$2,434	$4,616	$4,889

EARNINGS PER SHARE - BASIC	$0.60	$0.62	$1.19	$1.24

EARNINGS PER SHARE - DILUTED	$0.60	$0.62	$1.19	$1.24

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,889,139	3,939,424	3,893,286	3,950,295

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,889,401	3,939,911	3,893,586	3,950,781

DIVIDENDS PER SHARE	$0.44	$0.43	$0.88	$0.85

See accompanying notes to the unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2006	4,003,514	$33,362	$17,810	$25,783	$1,560	$(3,921)	$74,594

Comprehensive Income:
Net income				4,616			4,616
Net change in unrealized gain (loss) on investments available for sale, net of reclassification adjustment, net of income tax benefit of $2,882					(5,594)		(5,594)
Total comprehensive loss							(978)
Dividends declared, ($0.88 per share)				(3,425)			(3,425)
Purchase of treasury stock (15,030 shares)						(529)	(529)
Stock options exercised	330	3	5				8
Common shares issued for employee stock purchase plan	1,498	13	37				50
Balance, June 30, 2007	4,005,342	$33,378	$17,852	$26,974	$(4,034)	$(4,450)	$69,720

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2005	4,002,159	$33,351	$17,772	$22,938	$850	$(992)	$73,919

Comprehensive Income:
Net income				4,889			4,889
Net change in unrealized gain (loss) on investments available for sale, net of reclassification adjustment, net of income tax benefit of $1,094					(2,123)		(2,123)
Total comprehensive income							2,766
Dividends declared, ($0.85 per share)				(3,356)			(3,356)
Purchase of treasury stock (44,000 shares)						(1,697)	(1,697)
Balance, June 30, 2006	4,002,159	$33,351	$17,772	$24,471	$(1,273)	$(2,689)	$71,632

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,				Six Months Ended June 30,
(In Thousands)	2007		2006		2007		2006

Net Income		$2,335		$2,434		$4,616		$4,889
Other comprehensive (loss) income:
Change in net unrealized gains on available for sale securities	(7,194)		(3,581)		(7,857)		(2,393)
Less: Reclassification adjustment for net gains included in net income	293		265		619		824
Other comprehensive loss before tax		(7,487)		(3,846)		(8,476)		(3,217)
Income tax benefit related to other comprehensive loss		(2,546)		(1,308)		(2,882)		(1,094)
Other comprehensive loss, net of tax benefit		(4,941)		(2,538)		(5,594)		(2,123)
Comprehensive (loss) income		$(2,606)		$(104)		$(978)		$2,766

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In Thousands)	2007	2006

OPERATING ACTIVITIES
Net Income	$4,616	$4,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	366	360
Provision for loan losses	50	396
Accretion and amortization of investment security discounts and premiums	(479)	(381)
Securities gains, net	(619)	(824)
Originations of loans held for sale	(19,875)	(17,466)
Proceeds of loans held for sale	18,618	15,594
Gain on sale of loans	(372)	(360)
Earnings on bank-owned life insurance	(201)	(178)
Other, net	207	(641)
Net cash provided by operating activities	2,311	1,389
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	39,212	18,171
Proceeds from calls and maturities	3,165	3,702
Purchases	(46,179)	(17,910)
Investment securities held to maturity:
Proceeds from calls and maturities	11	—
Net decrease (increase) in loans	4,136	(8,262)
Acquisition of bank premises and equipment	(593)	(556)
Proceeds from the sale of foreclosed assets	66	61
Purchase of bank-owned life insurance	(602)	—
Investment in limited partnership	—	(1,535)
Proceeds from redemption of regulatory stock	2,550	1,509
Purchases of regulatory stock	(2,097)	(1,135)
Net cash used for investing activities	(331)	(5,955)
FINANCING ACTIVITIES
Net increase in interest-bearing deposits	13,872	21,484
Net (decrease) increase in noninterest-bearing deposits	(3,160)	2,931
Proceeds of long-term borrowings, FHLB	10,000	—
Repayment of long-term borrowings, FHLB	(16,500)	(1,600)
Net decrease in short-term borrowings	(6,338)	(13,078)
Dividends paid	(3,425)	(3,356)
Issuance of common stock	50	—
Stock options exercised	8	—
Purchase of treasury stock	(529)	(1,697)
Net cash (used for) provided by financing activities	(6,022)	4,684
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,042)	118
CASH AND CASH EQUIVALENTS, BEGINNING	15,373	14,090
CASH AND CASH EQUIVALENTS, ENDING	$11,331	$14,208

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$7,823	$6,547
Income taxes paid	1,185	2,000
Transfer of loans to foreclosed real estate	—	51

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

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  EITF 06-11

applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital.  EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  The impact of the adoption of the EITF will not have an impact on the Company’s financial condition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Weighted average common shares outstanding	4,004,798	4,002,159	4,004,369	4,002,159

Average treasury stock shares	(115,659)	(62,735)	(111,083)	(51,864)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,889,139	3,939,424	3,893,286	3,950,295

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	262	487	300	486

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,889,401	3,939,911	3,893,586	3,950,781

Options to purchase 8,276 and 9,002 shares of common stock at the price of $40.29 were outstanding during the three and six months ended June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of June 30, 2007 and 2006, respectively.

Note 4.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2007	2006	2007	2006

Service cost	$117	$117	$233	$233
Interest cost	121	108	243	217
Expected return on plan assets	(140)	(121)	(281)	(242)
Amortization of transition obligation	(1)	(1)	(1)	(2)
Amortization of prior service cost	6	6	13	13
Amortization of net loss	—	6	—	11
Net periodic cost	$103	$115	$207	$230

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2006, that it expected to contribute $500,000 to its defined benefit plan in 2007.  As of June 30, 2007, there were no contributions made to the plan.

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

Outstanding financial instruments with off balance sheet risk are as follows:

	June 30,	December 31,
(In Thousands)	2007	2006
Commitments to extend credit	$73,689	$61,736
Standby letters of credit	1,411	1,033

Note 6.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

Note 7.  Employee Stock Purchase Plan

Effective April 26, 2006, the Company implemented the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the three and six months ended June 30, 2007, there were 826 and 1,498 shares issued under the plan, respectively.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the  increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three Months Ended June 30, 2007 and 2006

Summary Results

Net income for the three months ended June 30, 2007 was $2,335,000 compared to $2,434,000 for the same period of 2006.  Basic and diluted earnings per share for the three months ended June 30, 2007 were $0.60 as compared to $0.62 for the three months ended June 30, 2006.  Return on average assets and return on average equity were 1.58% and 12.57% for the three months ended June 30, 2007 as compared to 1.70% and 13.34% for the corresponding period of 2006.  Net income from core operations for the three months ended June 30, 2007 and 2006, excluding after-tax net securities gains of $193,000 and $175,000, respectively, were $2,142,000 and $2,259,000 or $0.55 and $0.57 per share, respectively, for the periods being compared.

The six months ended June 30, 2007 generated net income of $4,616,000 compared to $4,889,000 for the same period of 2006.  Earnings per share, basic and diluted, for the six months ended June 30, 2007 were $1.19 as compared to $1.24 for the comparable period of 2006.  Return on average assets and return on average equity were 1.57% and 12.35% for the six months ended June 30, 2007 as compared to 1.71% and 13.12% for the corresponding period of 2006.  Net income from core operations for the six months ended June 30, 2007, excluding after-tax securities gains of $409,000, declined to $4,207,000 from $4,345,000 for the six months ended June 30, 2006 resulting in basic and dilutive operating earnings per share of $1.08 as compared to $1.10 for the six months ended June 30, 2006.  (Management uses the non-GAAP measure of net income from core operations in its analysis of the Company’s performance.  This measure, as used by the Company, adjusts net income by significant gains or losses that are unusual in nature.  Because certain of these items and their impact on the Company’s performance are difficult to predict, management believes the presentation of financial measures excluding the impact of such items provides useful supplemental information in evaluating the operating results of the Company’s core businesses.  For purposes of this Quarterly Report on Form 10-Q, net income from core operations means net income adjusted to exclude after-tax net securities gains.  These disclosures should not be viewed as a substitute for net income determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.)

Interest Income

Interest income for the three months ended June 30, 2007 increased $446,000 to $8,793,000 as compared to $8,347,000 for the same period of 2006.  The increase in total interest income was primarily the result of growth in average loans of $11,860,000 for the three months ended June 30, 2007 as compared to 2006.  The average loan growth and a 25 basis point (“bp”) increase in loan portfolio yields accounted for $430,000 of the total interest income growth.  Over this time frame, the average balance of investment securities and interest bearing deposits remained stable with the portfolio yield increasing 9 bp resulting in a $16,000 increase in interest income.  On a taxable equivalent basis, the interest income from the investment portfolio and interest bearing deposits increased $43,000 as the investment portfolio was strategically shifted toward tax-exempt instruments.  The decrease in dividends received is the result of a decrease in the average book value investment in stocks of $5,000,000 when comparing the three month periods ended June 30, 2007 and 2006.

During the six months ended June 30, 2007, interest income was $17,472,000, an increase of $1,103,000 over the same period in 2006.  The reasons for the 6.7% growth in interest income for the six month period are identical to those for the three month period ending June 30, 2007 discussed above.  The growth in average loans of $14,772,000 coupled with a 30 bp increase in the loan portfolio yield resulted in an increase of $1,044,000 in loan interest and fee income.   Average investment securities and interest bearing deposits decreased slightly to $185,169,000 resulting in interest income increasing $59,000 when compared to June 30, 2006 due to an increase of 21 bp in the investment portfolio yield, while interest income on interest bearing deposits increased $15,000 for the same period.  The asset allocation between loans and the investment portfolio composition resulted in taxable equivalent interest income increasing $1,192,000 for the six months ended June 30, 2007 as compared to the same period of 2006.

Interest income composition for the three and six months ended June 30, 2007 and 2006 was as follows:

	For The Three Months Ended
	June 30, 2007		June 30, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,516	74.1%	$6,086	72.9%	$430	7.1%
Investment securities:
Taxable	924	10.5	896	10.7	28	3.1
Tax-exempt	1,052	12.0	1,000	12.0	52	5.2
Dividend and other interest income	301	3.4	365	4.4	(64)	(17.5)
Total interest income	$8,793	100.0%	$8,347	100.0%	$446	5.3%

	For The Six Months Ended
	June 30, 2007		June 30, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$12,939	74.0%	$11,895	72.6%	$1,044	8.8%
Investment securities:
Taxable	1,747	10.0	1,819	11.1	(72)	(4.0)
Tax-exempt	2,163	12.4	1,989	12.2	174	8.7
Dividend and other interest income	623	3.6	666	4.1	(43)	(6.5)
Total interest income	$17,472	100.0%	$16,369	100.0%	$1,103	6.7%

Interest Expense

Interest expense for the three months ended June 30, 2007 increased $578,000 to $3,999,000 as compared to $3,421,000 for the same period of 2006.  The increased expense associated with deposits is primarily the result of rate increases for time deposits, which are comprised of various certificates of deposit (“CD”) accounts, from the three months ended June 30, 2006 to the corresponding period of 2007.  Factors that led to the rate increases include, but are not limited to, a prime rate increase, competitive market pricing pressure, and campaigns conducted to attract 8 to 12 month maturity CDs to replace higher cost short-term FHLB advances. The increase in CD interest rates has exceeded the increase for other deposit accounts.  This has led to a shift of a portion of the money market and savings deposit portfolios into higher yielding CDs.

Short-term borrowing interest expense on FHLB advances and customer repurchase accounts decreased $282,000 as rates paid decreased 47 bp.  The decrease in rates paid was a result of a change in the composition of the short-term borrowing due to the previously noted CD campaigns.  The successful campaigns caused a reduction in the higher cost average FHLB short-term advances of $18,082,000. Long-term FHLB borrowing expense decreased minimally due to a decline in average borrowings of $4,907,000.

Interest expense for the six months ended June 30, 2007 increased $1,328,000 to $7,938,000 from $6,610,000 for the comparable period of 2006.  Interest on deposits accounted for $1,575,000 of the increase due to the reasons noted in the above three month analysis.  Borrowing costs declined primarily due to the before noted CD campaigns that allowed for FHLB advances to be reduced.

Interest expense composition for the three and six months ended June 30, 2007 and 2006 were as follows:

	For The Three Months Ended
	June 30, 2007		June 30, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,868	71.7%	$1,968	57.5%	$900	45.7%
Short-term borrowings	227	5.7	509	14.9	(282)	(55.4)
Long-term borrowings, FHLB	904	22.6	944	27.6	(40)	(4.2)
Total interest expense	$3,999	100.0%	$3,421	100.0%	$578	16.9%

	For The Six Months Ended
	June 30, 2007		June 30, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$5,380	67.8%	$3,805	57.6%	$1,575	41.4%
Short-term borrowings	732	9.2	915	13.8	(183)	(20.0)
Long-term borrowings, FHLB	1,826	23.0	1,890	28.6	(64)	(3.4)
Total interest expense	$7,938	100.0%	$6,610	100.0%	$1,328	20.1%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended June 30, 2007 was 3.95% as compared to 4.12% for the corresponding period of 2006.  The decrease in the NIM was the result of the yield on earning assets increasing 19 bp to 6.88% for the three months ended June 30, 2007, as compared to 2006; however, interest bearing liabilities increased 42 bp over the same period.  The increase in the yield on earning assets is attributable to growth in the taxable loan portfolio of $11,928,000 in addition to the yield on taxable loans increasing 25 bp coupled with an increase of 45 bp on the taxable investment portfolio.  The average loan growth was predominately comprised of residential and commercial real estate loans.  The yield on total loans increased to 7.29% from 7.04% due to the impact of the Federal Open Market Committee rate increases enacted since the start of the three month period ended June 30, 2006 offset by competitive factors.  The average taxable investment securities portfolio declined by $10,806,000, as the cash flow from the portfolio was invested in tax-exempt securities as part of the Company’s tax strategy. The average interest rate paid on deposit accounts increased to 3.39% as compared to 2.66% for the 2006 period.  This increase was driven by growth in average time deposits of $44,577,000 and an increase in the rate paid on time deposits of 93 bp.  A portion of the increase in deposit volume and the average interest yield paid is due to several CD promotions during the past year to attract new customers while retaining existing customers.  The promotions were designed to gather deposits that would have maturities of one year or less.  In addition, the promotions served as a catalyst to cross sell other deposit products and to implement management’s strategy to shorten the duration of the CD portfolio.

The rate paid on short-term borrowings, FHLB advances and customer repurchase accounts, decreased 47 bp to 4.09% for the three months ended June 30, 2007.  The decrease was the result of higher cost average short-term FHLB advances decreasing $18,082,000 due to the funding generated by the before mentioned CD promotions.

The NIM for the six months ended June 30, 2007 was 3.95% as compared to 4.10% for the corresponding period of 2006.  The decrease in the NIM was the result of the before mentioned growth and change in mix of the earnings assets offset by increased rates paid on interest bearing liabilities and growth in the CD portfolio of $35,224,000.

Following is a schedule of average balances and associated yields for the three and six month periods ended June 30, 2007 and 2006:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$7,819	$120	6.16%	$7,887	$123	6.26%
All other loans	353,019	6,437	7.31%	341,091	6,005	7.06%
Total loans	360,838	6,557	7.29%	348,978	6,128	7.04%

Taxable investment securities	83,328	1,209	5.80%	94,134	1,259	5.35%
Tax-exempt investment securities	100,403	1,594	6.35%	90,530	1,515	6.69%
Total securities	183,731	2,803	6.10%	184,664	2,774	6.01%

Interest bearing deposits	1,230	16	5.22%	32	2	25.07%

Total interest-earning assets	545,799	9,376	6.88%	533,674	8,904	6.69%

Other assets	43,594			39,143

Total assets	$589,393			$572,817

Liabilities:
Savings	$59,906	110	0.74%	$63,648	136	0.86%
Super Now deposits	47,531	153	1.29%	48,282	169	1.40%
Money market deposits	26,346	158	2.41%	24,165	121	2.01%
Time deposits	205,554	2,447	4.77%	160,977	1,542	3.84%
Total deposits	339,337	2,868	3.39%	297,072	1,968	2.66%

Short-term borrowings	22,239	227	4.09%	44,793	509	4.56%
Long-term borrowings, FHLB	77,971	904	4.65%	82,878	944	4.57%
Total borrowings	100,210	1,131	4.53%	127,671	1,453	4.56%

Total interest-bearing liabilities	439,547	3,999	3.65%	424,743	3,421	3.23%

Demand deposits	68,677			70,961
Other liabilities	6,888			4,129
Shareholders’ equity	74,281			72,984
Total liabilities and shareholders’ equity	$589,393			$572,817

Interest rate spread			3.23%			3.46%
Net interest income/margin		$5,377	3.95%		$5,483	4.12%

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

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$8,022	$247	6.21%	$8,038	$248	6.22%
All other loans	352,829	12,776	7.30%	338,041	11,731	7.00%
Total loans	360,851	13,023	7.28%	346,079	11,979	6.98%

Taxable securities	82,952	2,353	5.67%	95,880	2,483	5.18%
Tax-exempt securities	101,588	3,277	6.45%	90,839	3,014	6.64%
Total securities	184,540	5,630	6.10%	186,719	5,497	5.89%

Interest bearing deposits	629	17	5.45%	22	2	18.33%

Total interest-earning assets	546,020	18,670	6.88%	532,820	17,478	6.60%

Other assets	41,723			38,669

Total assets	$587,743			$571,489

Liabilities:
Savings	$59,454	215	0.73%	$63,184	256	0.82%
Super Now deposits	46,196	302	1.32%	48,223	318	1.33%
Money market deposits	24,962	283	2.29%	24,642	237	1.94%
Time deposits	195,712	4,580	4.72%	160,488	2,994	3.76%
Total Deposits	326,324	5,380	3.32%	296,537	3,805	2.59%

Short-term borrowings	32,206	732	4.58%	43,100	915	4.28%
Other borrowings	79,339	1,826	4.64%	83,603	1,890	4.56%
Total borrowings	111,545	2,558	4.62%	126,703	2,805	4.46%

Total interest-bearing liabilities	437,869	7,938	3.66%	423,240	6,610	3.15%

Demand deposits	68,446			68,996
Other liabilities	6,673			4,709
Shareholders’ equity	74,755			74,544

	$587,743			$571,489
Interest rate spread			3.22%			3.45%
Net interest income/margin		$10,732	3.95%		$10,868	4.10%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six month periods ended June 30, 2007 and 2006.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2007	2006	2007	2006

Total interest income	$8,793	$8,347	$17,472	$16,369
Total interest expense	3,999	3,421	7,938	6,610

Net interest income	4,794	4,926	9,534	9,759
Tax equivalent adjustment	583	557	1,198	1,109

Net interest income (fully taxable equivalent)	$5,377	$5,483	$10,732	$10,868

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007 vs 2006			2007 vs 2006
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$(1)	$(2)	$(3)	$—	$(1)	$(1)
Loans	214	218	432	527	518	1,045
Taxable investment securities	(180)	130	(50)	(417)	287	(130)
Tax-exempt investment securities	147	(68)	79	344	(81)	263
Interest bearing deposits	72	(58)	14	54	(39)	15
Total interest-earning assets	252	220	472	508	684	1,192

Interest expense:
Savings deposits	(8)	(18)	(26)	(14)	(27)	(41)
Super Now deposits	(3)	(13)	(16)	(13)	(3)	(16)
Money market deposits	12	25	37	3	43	46
Time deposits	476	429	905	726	860	1,586
Short-term borrowings	(232)	(50)	(282)	(252)	69	(183)
Long-term borrowings, FHLB	(57)	17	(40)	(99)	35	(64)
Total interest-bearing liabilities	188	390	578	351	977	1,328
Change in net interest income	$64	$(170)	$(106)	$157	$(293)	$(136)

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2007, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, employment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses decreased from $4,185,000 at December 31, 2006 to $4,162,000 at June 30, 2007.  At June 30, 2007, the allowance for loan losses was 1.17% of total loans compared to 1.16% of total loans at December 31, 2006.  Management’s conclusion is that the allowance for loan losses is adequate to provide for possible losses inherent in the loan portfolio as of the balance sheet date.

The provision for loan losses totaled $10,000 and $50,000 for the three and six months ended June 30, 2007, respectively, as compared to $198,000 and $396,000 for the same periods in 2006.  The decrease in the provision was the result of several continuing positive factors, including but not limited to, annualized net charge offs to average loans of 0.05%, nonperforming loans to total loans of 0.31%, and an allowance for losses to nonperforming loans of 379.05%.  In addition, gross loans have declined $4,209,000 since December 31, 2006 due to a softening of the loan market and the payoff of several commercial loans.

Based upon this analysis, as well as the others noted above, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in its loan portfolio.

Non-interest Income

Total non-interest income for the three months ended June 30, 2007 compared to the same period in 2006 decreased $30,000 to $2,186,000.  Excluding net security gains, non-interest income would have decreased $58,000.  Deposit service charges declined $20,000 as overdraft protection fees declined and customers migrated to new checking accounts having reduced or no service charges.  Other income increased due primarily to revenue generated from increased debit card transactions, merchant card commissions, and commissions generated by The M Group for securities transactions.

Insurance commissions for the three months ended June 30, 2007 decreased $120,000 as compared to the same period in 2006 due to a shift in product mix.  Management of The M Group continues to pursue new and build upon current relationships.  The sales call program continues to expand to other financial institutions, which typically results in additional revenue for The M Group.

Total non-interest income for the six months ended June 30, 2007 compared to the same period in 2006 decreased $393,000.  Excluding net security gains, non-interest income would have decreased $188,000.   The decrease in non-interest income for the six month period is the result of the same items noted in the three month discussion.

Non-interest income composition for the three and six months ended June 30, 2007 and 2006 were as follows:

	For The Three Months Ended
	June 30, 2007		June 30, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$567	25.9%	$587	26.5%	$(20)	(3.4)%
Security gains, net	293	13.4	265	12.0	28	10.6
Bank owned life insurance	86	3.9	90	4.1	(4)	(4.4)
Gain on sale of loans	234	10.7	210	9.5	24	11.4
Insurance commissions	550	25.2	670	30.2	(120)	(17.9)
Other	456	20.9	394	17.7	62	15.6
Total non-interest income	$2,186	100.0%	$2,216	100.0%	$(30)	(1.4)%

	For The Six Months Ended
	June 30, 2007		June 30, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$1,108	26.6%	$1,177	25.9%	$(69)	(5.9)%
Net security gains	619	14.9	824	18.1	(205)	(24.9)
Bank owned life insurance	201	4.8	178	3.9	23	12.9
Gain on sale of loans	372	8.9	360	7.9	12	3.3
Insurance commissions	988	23.8	1,230	27.0	(242)	(19.7)
Other	872	21.0	784	17.2	88	11.2
Total non-interest income	$4,160	100.0%	$4,553	100.0%	$(393)	(8.6)%

Non-interest Expense

Total non-interest expense increased $262,000 for the three months ended June 30, 2007 compared to the same period of 2006.  The increase in salaries and employee benefits was attributable to several items including standard cost of living wage adjustments for employees, new additions to our staff, and increased benefit cost.  Occupancy expense increased due to the new branch in Montoursville, which opened in the third quarter of 2006, and increased cost of maintenance and property taxes.  Other expenses increased primarily due to normal anticipated inflationary adjustments to ongoing business operating costs and the amortization related to a low income housing partnership that began operation during the fourth quarter of 2006.

Total non-interest expenses increased $439,000 for the six months ended June 30, 2007 as compared to the same period of 2006.  As noted above in the three month discussion, the new Montoursville branch in addition to normal increases in general business expenses and the amortization of a low income housing partnership, impacted the level of non-interest expenses.

Non-interest expense composition for the three and six months ended June 30, 2007 and 2006 were as follows:

	For The Three Months Ended
	June 30, 2007		June 30, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,301	53.0%	$2,214	54.3%	$87	3.9%
Occupancy, net	337	7.8	275	6.7	62	22.5
Furniture and equipment	297	6.8	288	7.1	9	3.1
Pennsylvania shares tax	161	3.7	151	3.8	10	6.6
Other	1,244	28.7	1,150	28.1	94	8.2
Total non-interest expense	$4,340	100.0%	$4,078	100.0%	$262	6.4%

	For The Six Months Ended
	June 30, 2007		June 30, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,582	54.1%	$4,446	55.3%	$136	3.1%
Occupancy, net	668	7.9	518	6.5	150	29.0
Furniture and equipment	583	6.9	585	7.3	(2)	(0.3)
Pennsylvania shares tax	322	3.8	296	3.7	26	8.8
Other	2,313	27.3	2,184	27.2	129	5.9
Total non-interest expense	$8,468	100.0%	$8,029	100.0%	$439	5.5%

Provision for Income Taxes

Income taxes decreased $137,000 and $438,000 for the three and six month periods ended June 30, 2007 compared to the same periods of 2006.  The effective tax rates for the three and six months ended June 30, 2007 were 11.22% and 10.82%, respectively, as compared to 15.07% and 16.95% for the same periods of 2006.  The decline in the effective tax rate is consistent with management’s repositioning of the investment portfolio from taxable investment securities to tax-exempt investment securities and tax credits related to investments in low income housing projects.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents decreased $4,042,000 from $15,373,000 at December 31, 2006, to $11,331,000 at June 30, 2007 primarily as a result of the following activities during the six months ended June 30, 2007:

Loans Held for Sale

Activity regarding loans held for sale resulted in loan originations exceeding sale proceeds, less $372,000 in realized gains, by $1,629,000 for the six months ended June 30, 2007.

Loans

Gross loans decreased $4,209,000 since December 31, 2006 due to the early payoff of several large commercial loans coupled with increased competition for commercial loans and a softening of the market.

The allocation of the loan portfolio, by category, as of June 30, 2007 and December 31, 2006 is presented below:

	June 30,	December 31,	Change
(In Thousands)	2007	2006	Amount	%
Commercial, financial, and agricultural	$35,924	$36,995	$(1,071)	(2.9)%
Real estate mortgage:
Residential	158,151	158,219	(68)	(0.0)
Commercial	132,046	135,404	(3,358)	(2.5)
Construction	17,231	16,749	482	2.9
Installment loans to individuals	13,774	14,035	(261)	(1.9)
Less: Net deferred loan fees	951	1,018	(67)	(6.6)
Gross loans	$356,175	$360,384	$(4,209)	(1.2)%

The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, amounted to $1,194,000 at June 30, 2007, as compared to $574,000 at December 31, 2006.  The valuation allowance related to impaired loans amounted to $98,000 at June 30, 2007 and $42,000 at December 31, 2006.  The increase in impaired loans is primarily from a single commercial relationship that accounted for $523,000 of the increase, while the increase in valuation allowance is the result of a second commercial relationship that had a specific collateral weakness.

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

Investments

The estimated fair value of the investment securities portfolio in total has decreased $3,901,000 since December 31, 2006, while the amortized cost increased $4,578,000.  The majority of the changes in value incurred within the state and political segment of the portfolio.  The amortized cost position in state and political securities increased $3,605,000 as the Bank continued its strategy to build call protection, maintain taxable equivalent yields, reduce the effective federal income tax rate, and invest in communities across the Commonwealth of Pennsylvania and the country.  The increased level of unrealized losses, which offset the increase in amortized cost, was the result of changes in the yield curve toward the end of the three months ended June 30, 2007.

The amortized cost of investment securities and their estimated fair values are as follows:

	June 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$56,797	$—	$(1,529)	$55,268
State and political securities	108,263	184	(4,505)	103,942
Other debt securities	2,223	7	(64)	2,166
Total debt securities	167,283	191	(6,098)	161,376
Equity securities	19,261	1,414	(743)	19,932
Total investment securities AFS	$186,544	$1,605	$(6,841)	$181,308

Held to maturity (HTM)
U.S. Government and agency securities	$15	$1	$—	$16
Other debt securities	260	1	—	261
Total investment securities HTM	$275	$2	$—	$277

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$54,949	$24	$(821)	$54,152
State and political securities	104,658	1,646	(358)	105,946
Other debt securities	1,998	37	(11)	2,024
Total debt securities	161,605	1,707	(1,190)	162,122
Equity securities	20,353	2,883	(158)	23,078
Total investment securities AFS	$181,958	$4,590	$(1,348)	$185,200

Held to maturity (HTM)
U.S. Government and agency securities	$26	$2	$—	$28
Other debt securities	257	1	—	258
Total investment securities HTM	$283	$3	$—	$286

Financing Activities

Deposits

Total deposits increased 2.7% or $10,712,000 from December 31, 2006 to June 30, 2007.  The mix of deposits has shifted from brokered time deposits at December 31, 2006 to customer time deposits at June 30, 2007.  The shift is the result of the Bank strategically attracting short-term customer time deposits and utilizing the funds gathered to replace maturing brokered time deposits and higher cost short-term FHLB advances.  The amount of brokered deposits is continuously monitored and is used to supplement deposits, not as a primary source of deposits.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2007		December 31, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$70,000	17.2%	$73,160	18.5%	$(3,160)	(4.3)%
NOW accounts	48,555	12.0	46,156	11.7	2,399	5.2
Money market deposits	23,422	5.8	23,137	5.9	285	1.2
Savings deposits	59,798	14.7	59,289	15.0	509	0.9
Time deposits	191,509	47.2	168,420	42.6	23,089	13.7
Time deposits - brokered	12,619	3.1	25,029	6.3	(12,410)	(49.6)
Total deposits	$405,903	100.0%	$395,191	100.0%	$10,712	2.7%

Borrowed Funds

Total borrowed funds decreased 10.9% to $104,737,000 at June 30, 2007 as compared to December 31, 2006.  The decrease in borrowed funds is the result of the previously discussed time deposit gathering campaigns that were utilized to provide funds to reduce the level of higher cost short-term borrowings and to assist in replacing long-term borrowing maturities.  Long-term borrowings declined due to the maturity of four borrowings totaling $16,500,000 that carried an average rate of 3.99% offset by a new FHLB $10,000,000 borrowing that carries a 4.28% rate and matures in 2017.

	June 30, 2007		December 31, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$12,200	11.6%	$18,706	15.9%	$(6,506)	(34.8)%
Securities sold under agreement to repurchase	16,159	15.4	15,991	13.6	168	1.1
Total short-term borrowings	28,359	27.1%	34,697	29.5%	(6,338)	(18.3)

Long-term borrowings, FHLB	76,378	72.9	82,878	70.5	(6,500)	(7.8)
Total borrowed funds	$104,737	100.0%	$117,575	100.0%	$(12,838)	(10.9)%

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

Capital ratios as of June 30, 2007 and December 31, 2006 were as follows:

	2007		2006
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$73,181	19.6%	$73,098	20.5%
For Capital Adequacy Purposes	29,927	8.0	28,515	8.0
To Be Well Capitalized	37,409	10.0	35,643	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$68,717	18.4%	$67,869	19.0%
For Capital Adequacy Purposes	14,964	4.0	14,257	4.0
To Be Well Capitalized	22,445	6.0	21,386	6.0

Tier I Capital (to Average Assets)

Actual	$68,717	11.8%	$67,869	12.0%
For Capital Adequacy Purposes	23,329	4.0	22,591	4.0
To Be Well Capitalized	29,161	5.0	28,239	5.0

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $216,502,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $29,538,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $88,578,000 as of June 30, 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analyses or simulation analyses compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2006.  Additional information and details are provided in the “Liquidity and Interest Rate Sensitivity” section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.       Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month#1 (April 1-April 30, 2007)	—	—	—	144,570

Month#2 (May 1-May 31, 2007)	5,000	$34.40	5,000	139,570

Month#3 (June 1-June 30, 2007)	—	—	—	139,570

On April 24, 2007, the Board of Directors extended the authorization to repurchase up to 197,000 shares, or approximately 5%, of the outstanding shares of the Company for an additional year to April 25, 2008.  The repurchase plan was originally for a one year period expiring on April 25, 2007.  To date, there have been 57,430 shares repurchased under this plan.

Item 3.          Defaults Upon Senior Securities

None

Item 4.          Submission of Matters to a Vote of Security Holders

Penns Woods Bancorp, Inc.’s annual meeting of the shareholders was held on April 25, 2007.  The results of the items voted on are listed below:

Issue	Description	For	Withhold
1.	Election of Directors for a Three Year Term

	Michael J. Casale, Jr.	3,112,171	56,464
	R. Edward Nestlerode, Jr.	3,116,868	51,767
	William H. Rockey	2,953,880	214,755
	Ronald A. Walko	2,965,033	203,602

Issue	Description	For	Against	Abstain
2.	Ratification of S.R. Snodgrass A.C., Certified Public Accountants as independent auditors	3,140,017	15,153	13,465

Item 5.          Other Information

None

Item 6.          Exhibits

(3)	(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
(3)	(ii)	Bylaws of the Registrant’s as presently in effect (incorporated by reference to Exhibit 3 (ii) of the Registrant’s Current Report on Form 8-K filed June 17, 2005).
(31)	(i)	Rule 13a-14(a) Certification of Chief Executive Officer.
(31)	(ii)	Rule 13a-14(a) Certification of Principal Financial Officer.
(32)	(i)	Section 1350 Certification of Chief Executive Officer Section 1350.
(32)	(ii)	Section 1350 Certification of Principal Financial Officer Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date: August 7, 2007	/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer

Date: August 7, 2007	/s/ Brian L. Knepp
Brian L. Knepp, Vice President of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Principal Financial Officer