Form 10-Q
period 2007-09-30
PENNS WOODS BANCORP INC
filed 2007-11-07
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange
Act of 1934

for the Quarterly Period Ended September 30, 2007.

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

YES ☐              NO ☒

On November 1, 2007 there were 3,877,534 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30,	December 31,
(In Thousands, Except Share Data)	2007	2006

ASSETS
Noninterest-bearing balances	$13,228	$15,348
Interest-bearing deposits in other financial institutions	15	25
Total cash and cash equivalents	13,243	15,373

Investment securities, available for sale, at fair value	204,758	185,200
Investment securities held to maturity (fair value of $278 and $286)	276	283
Loans held for sale	6,503	3,716
Loans	357,715	360,384
Less: Allowance for loan losses	4,092	4,185
Loans, net	353,623	356,199
Premises and equipment, net	6,841	6,737
Accrued interest receivable	3,274	2,939
Bank-owned life insurance	12,275	11,346
Investment in limited partnerships	4,447	4,950
Goodwill	3,032	3,032
Other assets	5,057	2,510
TOTAL ASSETS	$613,329	$592,285

LIABILITIES
Interest-bearing deposits	$331,864	$322,031
Noninterest-bearing deposits	72,990	73,160
Total deposits	404,854	395,191

Short-term borrowings	44,793	34,697
Long-term borrowings, Federal Home Loan Bank (FHLB)	86,378	82,878
Accrued interest payable	1,838	1,532
Other liabilities	3,914	3,393
TOTAL LIABILITIES	541,777	517,691

SHAREHOLDERS’ EQUITY
Common stock, par value $8.33, 10,000,000 shares authorized; 4,006,084 and 4,003,514 shares issued	33,384	33,362
Additional paid-in capital	17,869	17,810
Retained earnings	27,552	25,783
Accumulated other comprehensive income (loss):
Net unrealized (loss) gain on available for sale securities	(1,861)	2,139
Defined benefit plan	(579)	(579)
Less: Treasury stock at cost, 128,802 and 102,772 shares	(4,813)	(3,921)
TOTAL SHAREHOLDERS’ EQUITY	71,552	74,594
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$613,329	$592,285

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2007	2006	2007	2006

INTEREST AND DIVIDEND INCOME
Loans including fees	$6,621	$6,355	$19,560	$18,250
Investment Securities:
Taxable	964	874	2,711	2,691
Tax-exempt	1,108	1,004	3,271	2,993
Dividend and other interest income	284	314	907	982
TOTAL INTEREST AND DIVIDEND INCOME	8,977	8,547	26,449	24,916

INTEREST EXPENSE
Deposits	2,835	2,447	8,215	6,252
Short-term borrowings	368	306	1,100	1,221
Long-term borrowings, FHLB	909	954	2,735	2,844
TOTAL INTEREST EXPENSE	4,112	3,707	12,050	10,317

NET INTEREST INCOME	4,865	4,840	14,399	14,599

PROVISION FOR LOAN LOSSES	10	89	60	485

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,855	4,751	14,339	14,114

NON-INTEREST INCOME
Deposit service charges	546	596	1,654	1,773
Securities gains, net	––	561	619	1,385
Bank-owned life insurance	109	94	310	272
Gain on sale of loans	282	264	654	624
Insurance commissions	625	502	1,613	1,732
Other	444	370	1,316	1,154
TOTAL NON-INTEREST INCOME	2,006	2,387	6,166	6,940

NON-INTEREST EXPENSE
Salaries and employee benefits	2,330	2,174	6,912	6,620
Occupancy, net	319	308	987	826
Furniture and equipment	267	309	850	894
Pennsylvania shares tax	160	151	482	447
Other	1,354	1,172	3,667	3,356
TOTAL NON-INTEREST EXPENSE	4,430	4,114	12,898	12,143

INCOME BEFORE INCOME TAX PROVISION	2,431	3,024	7,607	8,911
INCOME TAX PROVISION	109	560	669	1,558
NET INCOME	$2,322	$2,464	$6,938	$7,353

EARNINGS PER SHARE - BASIC	$0.60	$0.63	$1.78	$1.87

EARNINGS PER SHARE - DILUTED	$0.60	$0.63	$1.78	$1.87

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,881,488	3,927,261	3,889,310	3,942,533

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,881,676	3,927,740	3,889,573	3,943,016

DIVIDENDS PER SHARE	$0.45	$0.44	$1.33	$1.29

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2006	4,003,514	$33,362	$17,810	$25,783	$1,560	$(3,921)	$74,594

Comprehensive Income:
Net income				6,938			6,938
Unrealized loss on investments available for sale, net of reclassification adjustment, net of income tax benefit of $2,061					(4,000)		(4,000)
Total comprehensive income							2,938
Dividends declared, ($1.33 per share)				(5,169)			(5,169)
Purchase of treasury stock (26,030 shares)						(892)	(892)
Stock options exercised	330	3	5				8
Common shares issued for employee stock purchase plan	2,240	19	54				73
Balance, Septamber 30, 2007	4,006,084	$33,384	$17,869	$27,552	$(2,440)	$(4,813)	$71,552

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME	STOCK	EQUITY
Balance, December 31, 2005	4,002,159	$33,351	$17,772	$22,938	$850	$(992)	$73,919

Comprehensive Income:
Net income				7,353			7,353
Unrealized gain on investments available for sale, net of reclassification adjustment, net of income tax of $424					824		824
Total comprehensive income							8,177
Dividends declared, ($1.29 per share)				(5,083)			(5,083)
Purchase of treasury stock (60,000 shares)						(2,303)	(2,303)
Common shares issued for employee stock purchase plan	421	3	12				15
Balance, September 30, 2006	4,002,580	$33,354	$17,784	$25,208	$1,674	$(3,295)	$74,725

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,				Nine Months Ended September 30,
(In Thousands)	2007		2006		2007		2006

Net Income
Other comprehensive (loss) income:		$2,322		$2,464		$6,938		$7,353
Change in net unrealized gains (losses) on available for sale securities	2,415		5,026		(5,442)		2,633
Less: Reclassification adjustment for net gains included in net income	––		561		619		1,385
Other comprehensive income (loss) before tax		2,415		4,465		(6,061)		1,248
Income tax expense (benefit) related to other comprehensive income (loss)		821		1,518		(2,061)		424
Other comprehensive income (loss), net of tax		1,594		2,947		(4,000)		824
Comprehensive income		$3,916		$5,411		$2,938		$8,177

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(In Thousands)	2007	2006

OPERATING ACTIVITIES
Net Income	$6,938	$7,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	523	549
Provision for loan losses	60	485
Accretion and amortization of investment security discounts and premiums	(738)	(575)
Securities gains, net	(619)	(1,385)
Originations of loans held for sale	(33,903)	(28,031)
Proceeds of loans held for sale	31,770	27,454
Gain on sale of loans	(654)	(624)
Earnings on bank-owned life insurance	(310)	(272)
Other, net	303	132
Net cash provided by operating activities	3,370	5,086
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	39,226	35,879
Proceeds from calls and maturities	4,290	5,445
Purchases	(67,067)	(31,938)
Investment securities held to maturity:
Proceeds from calls and maturities	11	25
Purchases	––	(25)
Net decrease (increase) in loans	2,516	(18,288)
Acquisition of bank premises and equipment	(627)	(767)
Proceeds from the sale of foreclosed assets	66	83
Purchase of bank-owned life insurance	(619)	(212)
Investment in limited partnership	––	(1,535)
Proceeds from redemption of regulatory stock	3,045	3,177
Purchases of regulatory stock	(3,620)	(2,034)
Net cash used for investing activities	(22,779)	(10,190)
FINANCING ACTIVITIES
Net increase in interest-bearing deposits	9,833	51,160
Net decrease in noninterest-bearing deposits	(170)	(1,730)
Proceeds of long-term borrowings, FHLB	20,000	––
Repayment of long-term borrowings, FHLB	(16,500)	(1,600)
Net increase (decrease) in short-term borrowings	10,096	(35,977)
Dividends paid	(5,169)	(5,083)
Issuance of common stock	73	15
Stock options exercised	8	––
Purchase of treasury stock	(892)	(2,303)
Net cash provided by financing activities	17,279	4,482
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,130)	(622)
CASH AND CASH EQUIVALENTS, BEGINNING	15,373	14,090
CASH AND CASH EQUIVALENTS, ENDING	$13,243	$13,468

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$11,744	$9,915
Income taxes paid	1,185	2,075
Transfer of loans to foreclosed real estate	––	51

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Weighted average common shares outstanding	4,005,583	4,002,340	4,004,778	4,002,220

Average treasury stock shares	(124,095)	(75,079)	(115,468)	(59,687)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,881,488	3,927,261	3,889,310	3,942,533

Additional common stock equivalents(stock options) used to calculatediluted earnings per share	188	479	263	483

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,881,676	3,927,740	3,889,573	3,943,016

Options to purchase 8,276 and 9,002 shares of common stock at the price of $40.29 were outstanding during the three and nine months ended September 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of September 30, 2007 and 2006, respectively.

Note 4.   Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2006.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2007	2006	2007	2006

Service cost	$117	$117	$350	$350
Interest cost	121	108	364	325
Expected return on plan assets	(140)	(121)	(421)	(364)
Amortization of transition	(1)	(1)	(2)	(2)
Amortization of prior service cost	6	6	19	19
Amortization of net loss	—	6	—	17
Net periodic cost	$103	$115	$310	$345

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2006, that it expected to contribute $500,000 to its defined benefit plan in 2007.  As of September 30, 2007, a contribution in the amount of $580,000 was made for the 2006 plan year with no additional contributions anticipated.

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

Outstanding financial instruments with off balance sheet risk are as follows:

	September 30,	December 31,
(In Thousands)	2007	2006
Commitments to extend credit	$71,588	$61,736
Standby letters of credit	1,345	1,033

Note 6.   Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

Note 7.   Employee Stock Purchase Plan

Effective April 26, 2006, the Company implemented the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company. The Plan allows for up to 1,000,000 shares to be purchased by employees. The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually. During the nine months ended September 30, 2007 and 2006, there were 2,240 and 421 shares issued under the plan, respectively.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2007 and 2006

Summary Results

Net income for the three months ended September 30, 2007 was $2,322,000 compared to $2,464,000 for the same period of 2006. Basic and diluted earnings per share for the three months ended September 30, 2007 were $0.60 as compared to $0.63 for the three months ended September 30, 2006. Return on average assets and return on average equity were 1.57% and 13.21% for the three months ended September 30, 2007 as compared to 1.71% and 13.41% for the corresponding period of 2006. Net income from core operations (“operating earnings”) for the three months ended September 30, 2007 and 2006, which excludes net after-tax securities gains of $370,000 for the 2006 period, increased $228,000 to $2,322,000 for the three months ended September 30, 2007 as compared to $2,094,000 for the same period of 2006. Operating earnings per share for the three months ended September 30, 2007 increased 13.2% or $0.07 to $0.60 basic and dilutive as compared to the three months ended September 30, 2006. Operating earnings per share for the three months ended September 30, 2007 represent a $0.05 basic and dilutive increase from the previous three month period as core earnings continued to build upon the $0.02 increase from the first to second quarters of 2007.

The nine months ended September 30, 2007 generated net income of $6,938,000 compared to $7,353,000 for the same period of 2006. Earnings per share, basic and diluted, for the nine months ended September 30, 2007 were $1.78 as compared to $1.87 for the comparable period of 2006. Return on average assets and return on average equity were 1.57% and 12.63% for the nine months ended September 30, 2007 as compared to 1.71% and 13.20% for the corresponding period of 2006. Operating earnings for the nine months ended September 30, 2007 and 2006, which excludes net after-tax securities gains of $409,000 and $914,000, respectively, increased $90,000 to $6,529,000 for the 2007 period compared to $6,439,000 for the 2006 period. Operating earnings per share, basic and dilutive, increased 3.1% to $1.68 for the nine months ended September 30, 2007 as compared to $1.63 for the comparable period of 2006.

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

Interest Income

Interest income for the three months ended September 30, 2007 increased $430,000 to $8,977,000 as compared to $8,547,000 for the same period of 2006. The increase in interest income was primarily the result of growth in average loans of $5,736,000 coupled with an 18 basis point (“bp”) increase in loan portfolio yields for the three months ended September 30, 2007 over the same period of 2006. Over the same time frame, the average balance of investment securities and interest bearing deposits increased $5,693,000 with the portfolio yield increasing 28 bp resulting in a $164,000 increase in interest income. On a taxable equivalent basis, the interest income from the investment portfolio and interest bearing deposits increased $218,000 due to the investment portfolio being strategically shifted toward tax-exempt instruments. The decrease in dividends received is the result of a decrease in equity investments.

During the nine months ended September 30, 2007, interest income was $26,449,000, an increase of $1,533,000 over the same period in 2006. The reasons for the 6.2% growth in interest income for the nine month period are identical to those for the three month period ending September 30, 2007 discussed above. The growth in average loans of $11,727,000 coupled with a 26 bp increase in the loan portfolio yield resulted in an increase of $1,310,000 in loan interest and fee income. Average investment securities and interest bearing deposits remained stable, however, interest income increased $223,000 due to a 24 bp increase in yield. The increase in yield was due to an increase in yield on taxable securities as portfolio cash flow was reinvested into higher yielding bonds over the past year. The asset allocation between loans and the investment portfolio composition resulted in taxable equivalent interest income increasing $1,673,000 for the nine months ended September 30, 2007 as compared to the same period of 2006.

Interest income composition for the three and nine months ended September 30, 2007 and 2006 was as follows:

	For The Three Months Ended
	September 30, 2007		September 30, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,621	73.8%	$6,355	74.4%	$266	4.2%
Investment securities:
Taxable	964	10.7	874	10.2	90	10.3
Tax-exempt	1,108	12.3	1,004	11.7	104	10.4
Dividend and other interest income	284	3.2	314	3.7	(30)	(9.6)
Total interest income	$8,977	100.0%	$8,547	100.0%	$430	5.0%

	For The Nine Months Ended
	September 30, 2007		September 30, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$19,560	74.0%	$18,250	73.3%	$1,310	7.2%
Investment securities:
Taxable	2,711	10.2	2,691	10.8	20	0.7
Tax-exempt	3,271	12.4	2,993	12.0	278	9.3
Dividend and other interest income	907	3.4	982	3.9	(75)	(7.6)
Total interest income	$26,449	100.0%	$24,916	100.0%	$1,533	6.2%

Interest Expense

Interest expense for the three months ended September 30, 2007 increased $405,000 to $4,112,000 as compared to $3,707,000 for the same period of 2006. The increased expense associated with deposits is primarily the result of rate increases for time deposits, which are comprised of various certificates of deposit (“CD”) accounts, from the three months ended September 30, 2006 to the corresponding period of 2007. Factors that led to the rate increases include, but are not limited to, competitive market pricing pressure and campaigns conducted to attract 8 to 12 month maturity CDs that provide greater funding flexibility. The increase in CD interest rates has exceeded the increase for other deposit accounts. This has led to a shift of a portion of the money market and savings deposit portfolios into higher yielding CDs. Borrowing interest expense on FHLB advances and customer repurchase accounts increased $17,000 as rates paid increased 4 bp, while the average balance of borrowed funds remained constant.

Interest expense for the nine months ended September 30, 2007 increased $1,733,000 to $12,050,000 from $10,317,000 for the comparable period of 2006. Interest on deposits accounted for $1,963,000 of the increase due to the reasons noted in the above three month analysis. Borrowing costs declined primarily due to the previously noted CD campaigns that allowed for average FHLB advances to be reduced for the nine months ended September 30, 2007 as compared to the same period of 2006.

Interest expense composition for the three and nine months ended September 30, 2007 and 2006 was as follows:

	For The Three Months Ended
	September 30, 2007		September 30, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,835	68.9%	$2,447	66.0%	$388	15.9%
Short-term borrowings	368	9.0	306	8.3	62	20.3
Long-term borrowings, FHLB	909	22.1	954	25.7	(45)	(4.7)
Total interest expense	$4,112	100.0%	$3,707	100.0%	$405	10.9%

	For The Nine Months Ended
	September 30, 2007		September 30, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$8,215	68.2%	$6,252	60.6%	$1,963	31.4%
Short-term borrowings	1,100	9.1	1,221	11.8	(121)	(9.9)
Long-term borrowings, FHLB	2,735	22.7	2,844	27.6	(109)	(3.8)
Total interest expense	$12,050	100.0%	$10,317	100.0%	$1,733	16.8%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended September 30, 2007 was 3.98% as compared to 4.00% for the corresponding period of 2006 and increased slightly from 3.95% for the three months ended June 30, 2007. The decrease in the NIM for the three months ended September 30, 2007 compared to the same period in 2006 was due to the cost of interest bearing liabilities continuing to increase at a rate greater than the increase in the yield on earning assets as has been the trend over the past twelve months. The negative impact of the disparity between the asset yield increases and the liability rate increases, however, declined for the three months ended September 30, 2007 as compared to the same period of 2006. Average loan growth of $5,736,000 and a shift in the investment portfolio toward tax-exempt bonds paved the way for the increase in yield on earning assets of 21 bp for the three month period ended September 2007 as compared to 2006. The average investment securities portfolio increased by $6,088,000, as the tax-exempt segment increased to $95,383,000 at September 30, 2007 as compared to $91,234,000 at September 30, 2006. The growth in tax-exempt bonds was part of the Company’s tax strategy and was strategically undertaken to provide the cash flow and yield desired from the portfolio as a whole. The increase in the cost of interest bearing liabilities to 3.67% from 3.42% was driven primarily by the cost of time deposits increasing 48 bp for the three months ended September 30, 2007 as compared to the previous year, while the average balance of time deposits increased $17,503,000. The increase in cost of time deposits was impacted by the Federal Open Market Committee rate increases during 2006 of 100 bp, utilization of brokered deposits, and our strategic decision to gather time deposits as part of marketing campaigns associated with a branch opening and branch anniversaries in 2006 and 2007

The NIM for the nine months ended September 30, 2007 was 3.96% as compared to 4.06% for the corresponding period of 2006. The decrease in the NIM was the result of the previously mentioned growth and change in mix of the earnings assets offset by increased rates paid on interest bearing liabilities and growth in the average CD portfolio of $29,282,000.

Following is a schedule of average balances and associated yields for the three and nine month periods ended September 30, 2007 and 2006:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$7,652	$118	6.12%	$8,275	$127	6.09%
All other loans	354,032	6,543	7.33%	347,673	6,271	7.16%
Total loans	361,684	6,661	7.31%	355,948	6,398	7.13%

Taxable investment securities	91,788	1,247	5.43%	89,849	1,181	5.26%
Tax-exempt investment securities	95,383	1,679	7.04%	91,234	1,521	6.67%
Total securities	187,171	2,926	6.25%	181,083	2,702	5.97%

Interest bearing deposits	40	1	9.92%	435	7	6.38%

Total interest-earning assets	548,895	9,588	6.95%	537,466	9,107	6.74%

Other assets	43,706			42,042

Total assets	$592,601			$579,508

Liabilities:
Savings	$60,262	114	0.75%	$63,081	142	0.89%
Super Now deposits	46,531	153	1.30%	47,071	170	1.43%
Money market deposits	23,183	131	2.24%	23,300	131	2.23%
Time deposits	203,690	2,437	4.75%	186,187	2,004	4.27%
Total deposits	333,666	2,835	3.37%	319,639	2,447	3.04%

Short-term borrowings	32,910	368	4.44%	27,255	306	4.45%
Long-term borrowings, FHLB	77,791	909	4.64%	82,878	954	4.57%
Total borrowings	110,701	1,277	4.58%	110,133	1,260	4.54%

Total interest-bearing liabilities	444,367	4,112	3.67%	429,772	3,707	3.42%

Demand deposits	70,689			69,660
Other liabilities	7,249			6,596
Shareholders’ equity	70,296			73,480
Total liabilities and shareholders’ equity	$592,601			$579,508

Interest rate spread			3.28%			3.32%
Net interest income/margin		$5,476	3.98%		$5,400	4.00%

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

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$7,913	$365	6.17%	$8,155	$377	6.18%
All other loans	353,219	19,320	7.31%	341,250	18,001	7.05%
Total loans	361,132	19,685	7.29%	349,405	18,378	7.03%

Taxable securities	85,930	3,600	5.59%	93,848	3,664	5.21%
Tax-exempt securities	99,497	4,956	6.64%	90,972	4,535	6.65%
Total securities	185,427	8,556	6.15%	184,820	8,199	5.91%

Interest bearing deposits	431	18	5.58%	161	9	7.47%

Total interest-earning assets	546,990	28,259	6.90%	534,386	26,586	6.65%

Other assets	42,390			39,747

Total assets	$589,380			$574,133

Liabilities:
Savings	$59,726	329	0.74%	$63,150	398	0.84%
Super Now deposits	46,309	455	1.31%	47,835	488	1.36%
Money market deposits	24,362	414	2.27%	24,190	367	2.03%
Time deposits	198,401	7,017	4.73%	169,119	4,999	3.95%
Total Deposits	328,798	8,215	3.34%	304,294	6,252	2.75%

Short-term borrowings	32,443	1,100	4.53%	37,761	1,221	4.32%
Other borrowings	78,818	2,735	4.64%	83,359	2,844	4.56%
Total borrowings	111,261	3,835	4.61%	121,120	4,065	4.49%

Total interest-bearing liabilities	440,059	12,050	3.66%	425,414	10,317	3.24%

Demand deposits	69,203			69,219
Other liabilities	6,866			5,245
Shareholders’ equity	73,252			74,255

	$589,380			$574,133
Interest rate spread			3.24%			3.41%
Net interest income/margin		$16,209	3.96%		$16,269	4.06%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine month periods ended September 30, 2007 and 2006.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands)	2007	2006	2007	2006

Total interest income	$8,977	$8,547	$26,449	$24,916
Total interest expense	4,112	3,707	12,050	10,317

Net interest income	4,865	4,840	14,399	14,599
Tax equivalent adjustment	611	560	1,810	1,670

Net interest income (fully taxable equivalent)	$5,476	$5,400	$16,209	$16,269

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007 vs 2006			2007 vs 2006
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$(10)	$1	$(9)	$(11)	$(1)	$(12)
Loans	118	154	272	642	677	1,319
Taxable investment securities	25	41	66	(419)	355	(64)
Tax-exempt investment securities	71	87	158	425	(4)	421
Interest bearing deposits	(6)	––	(6)	15	(6)	9
Total interest-earning assets	198	283	481	652	1,021	1,673

Interest expense:
Savings deposits	(6)	(22)	(28)	(21)	(48)	(69)
Super Now deposits	(2)	(15)	(17)	(16)	(17)	(33)
Money market deposits	(2)	2	––	3	44	47
Time deposits	197	236	433	939	1,079	2,018
Short-term borrowings	63	(1)	62	(184)	63	(121)
Long-term borrowings, FHLB	(59)	14	(45)	(159)	50	(109)
Total interest-bearing liabilities	191	214	405	562	1,171	1,733
Change in net interest income	$7	$69	$76	$90	$(150)	$(60)

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

The allowance for loan losses is determined by applying loss factors to outstanding loans by type, excluding loans for which a specific allowance has been determined. Loss factors are based on management’s consideration of the nature of the portfolio segments, changes in mix and volume of the loan portfolio, and historical loan loss experience. In addition, management considers industry standards and trends with respect to non-performing loans and its knowledge and experience with specific lending segments.

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2007, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy, employment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income. Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance. The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses decreased from $4,185,000 at December 31, 2006 to $4,092,000 at September 30, 2007. At September 30, 2007, the allowance for loan losses was 1.14% of total loans compared to 1.16% of total loans at December 31, 2006. Management’s conclusion is that the allowance for loan losses is adequate to provide for possible losses inherent in the loan portfolio as of the balance sheet date.

The provision for loan losses totaled $10,000 and $60,000 for the three and nine months ended September 30, 2007, respectively, as compared to $89,000 and $485,000 for the same periods in 2006. The decrease in the provision was the result of several continuing positive factors, including but not limited to, a ratio of annualized net charge offs to average loans of 0.06% for the nine months ended September 30, 2007, a ratio of nonperforming loans to total loans of 0.28% at September 30, 2007, and a ratio of the allowance for loan losses to nonperforming loans of 403.95% at September 30, 2007. In addition, gross loans have declined $2,669,000 since December 31, 2006 due to a softening of the loan market and the payoff of several commercial loans.

Based upon this analysis, as well as the others noted above, management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in its loan portfolio.

Non-interest Income

Total non-interest income for the three months ended September 30, 2007 compared to the same period in 2006 decreased $381,000 to $2,006,000 primarily as a result of the amount of net securities gains realized during the three month period ended September 30, 2006. Excluding net securities gains, non-interest income would have increased $180,000 as compared to the 2006 period. Deposit service charges declined $50,000 as overdraft protection fees declined and customers migrated to new checking accounts having reduced or no service charges. Other income increased due primarily to revenue generated from increased debit card transactions, merchant card commissions, and commissions generated by The M Group for securities transactions.

Insurance commissions for the three months ended September 30, 2007 increased $123,000 as compared to the same period in 2006 due to a shift in product mix. Management of The M Group continues to pursue new and build upon current relationships. The sales call program continues to expand to other financial institutions, which results in additional revenue for The M Group. However, the addition of another sales outlet for The M-Group can take up to a year or more to be completed.

Total non-interest income for the nine months ended September 30, 2007 compared to the same period in 2006 decreased $774,000. Excluding net securities gains, non-interest income would have remained stable as compared to the 2006 period. The decrease in non-interest income for the nine month period is the result of the same items noted in the three month discussion.

Non-interest income composition for the three and nine months ended September 30, 2007 and 2006 were as follows:

	For The Three Months Ended
	September 30, 2007		September 30, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$546	27.2%	$596	25.0%	$(50)	(8.4)%
Securities gains, net	—	—	561	23.5	(561)	(100.0)
Bank owned life insurance	109	5.4	94	3.9	15	16.0
Gain on sale of loans	282	14.1	264	11.1	18	6.8
Insurance commissions	625	31.2	502	21.0	123	24.5
Other	444	22.1	370	15.5	74	19.9
Total non-interest income	$2,006	100.0%	$2,387	100.0%	$(381)	(16.0)%

	For The Nine Months Ended
	September 30, 2007		September 30, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$1,654	26.8%	$1,773	25.5%	$(119)	(6.7)%
Securities gains, net	619	10.0	1,385	20.0	(766)	(55.3)
Bank owned life insurance	310	5.0	272	3.9	38	14.0
Gain on sale of loans	654	10.6	624	9.0	30	4.8
Insurance commissions	1,613	26.2	1,732	25.0	(119)	(6.9)
Other	1,316	21.4	1,154	16.6	162	14.0
Total non-interest income	$6,166	100.0%	$6,940	100.0%	$(774)	(11.2)%

Non-interest Expense

Total non-interest expense increased $316,000 for the three months ended September 30, 2007 compared to the same period of 2006. The increase in salaries and employee benefits was attributable to several items including standard cost of living wage adjustments for employees, new additions to our staff, and increased benefit costs. Occupancy expense increased due to the new branch in Montoursville, which opened in the third quarter of 2006, and increased cost of maintenance and property taxes. Other expenses increased primarily due to normal anticipated inflationary adjustments to ongoing business operating costs and the amortization related to a low income housing partnership that began operation during the fourth quarter of 2006.

Total non-interest expenses increased $755,000 for the nine months ended September 30, 2007 as compared to the same period of 2006. As noted above in the three month discussion, the new Montoursville branch in addition to normal increases in general business expenses and the amortization of a low income housing partnership, impacted the level of non-interest expenses.

Non-interest expense composition for the three and nine months ended September 30, 2007 and 2006 were as follows:

	For The Three Months Ended
	September 30, 2007		September 30, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,330	52.6%	$2,174	52.8%	$156	7.2%
Occupancy, net	319	7.2	308	7.5	11	3.6
Furniture and equipment	267	6.0	309	7.5	(42)	(13.6)
Pennsylvania shares tax	160	3.6	151	3.7	9	6.0
Other	1,354	30.6	1,172	28.5	182	15.5
Total non-interest expense	$4,430	100.0%	$4,114	100.0%	$316	7.7%

	For The Nine Months Ended
	September 30, 2007		September 30, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$6,912	53.6%	$6,620	54.5%	$292	4.4%
Occupancy, net	987	7.7	826	6.8	161	19.5
Furniture and equipment	850	6.6	894	7.4	(44)	(4.9)
Pennsylvania shares tax	482	3.7	447	3.7	35	7.8
Other	3,667	28.4	3,356	27.6	311	9.3
Total non-interest expense	$12,898	100.0%	$12,143	100.0%	$755	6.2%

Provision for Income Taxes

Income taxes decreased $451,000 and $889,000 for the three and nine month periods ended September 30, 2007 compared to the same periods of 2006. The effective tax rates for the three and nine months ended September 30, 2007 were 4.48% and 8.79%, respectively, as compared to 18.52% and 17.48% for the same periods of 2006. The decline in the effective tax rate is consistent with management’s repositioning of the investment portfolio from taxable investment securities to tax-exempt investment securities, additional tax credits related to investments in low income housing projects, and greater than anticipated tax losses on the housing projects. The current effective tax rate has resulted in a deferred tax asset due to the low income housing tax credits. Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents decreased $2,130,000 from $15,373,000 at December 31, 2006 to $13,243,000 at September 30, 2007 primarily as a result of the following activities during the nine months ended September 30, 2007:

Loans Held for Sale

Activity regarding loans held for sale resulted in loan originations exceeding sale proceeds, less $654,000 in realized gains, by $2,787,000 for the nine months ended September 30, 2007.

Loans

Gross loans decreased $2,669,000 since December 31, 2006 due to the early payoff of several large commercial loans coupled with increased competition for commercial loans and a softening of the market.

The allocation of the loan portfolio, by category, as of September 30, 2007 and December 31, 2006 is presented below:

	September 30,	December 31,	Change
(In Thousands)	2007	2006	Amount	%
Commercial, financial, and agricultural	$35,868	$36,995	$(1,127)	(3.0)%
Real estate mortgage:
Residential	162,163	158,219	3,944	2.5
Commercial	129,726	135,404	(5,678)	(4.2)
Construction	17,492	16,749	743	4.4
Installment loans to individuals	13,400	14,035	(635)	(4.5)
Less: Net deferred loan fees	934	1,018	(84)	(8.3)
Gross loans	$357,715	$360,384	$(2,669)	(0.7)%

The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, amounted to $1,195,000 at September 30, 2007, as compared to $574,000 at December 31, 2006. The valuation allowance related to impaired loans amounted to $98,000 at September 30, 2007 and $42,000 at December 31, 2006. The increase in impaired loans is primarily from a single commercial relationship that accounted for $523,000 of the increase, while the increase in valuation allowance is the result of a second commercial relationship that had a specific collateral weakness.

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

Investments

The estimated fair value of the investment securities portfolio in total has increased $19,550,000 since December 31, 2006, while the amortized cost increased $25,613,000. The majority of the changes in value incurred within the state and municipal segment of the portfolio. The amortized cost position in state and political securities increased $6,115,000 as the Bank continued its strategy to build call protection, maintain taxable equivalent yields, reduce the effective federal income tax rate, and invest in communities across the Commonwealth of Pennsylvania and the country. The amortized cost position of other debt securities increased $13,806,000 as the Bank began a leverage transaction to enhance earning asset yields in a softening loan market. The increased level of unrealized losses, which offset the increase in amortized cost, was the result of changes in the yield curve, not credit quality, as the credit quality of the portfolio remains sound.

The amortized cost of investment securities and their estimated fair values are as follows:

	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$60,732	$69	$(714)	$60,087
State and political securities	110,773	561	(2,287)	109,047
Other debt securities	15,799	36	(173)	15,662
Total debt securities	187,304	666	(3,174)	184,796
Equity securities	20,274	1,000	(1,312)	19,962
Total investment securities AFS	$207,578	$1,666	$(4,486)	$204,758

Held to maturity (HTM)
U.S. Government and agency securities	$14	$1	$—	$15
Other debt securities	262	1	—	263
Total investment securities HTM	$276	$2	$—	$278

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$54,949	$24	$(821)	$54,152
State and political securities	104,658	1,646	(358)	105,946
Other debt securities	1,998	37	(11)	2,024
Total debt securities	161,605	1,707	(1,190)	162,122
Equity securities	20,353	2,883	(158)	23,078
Total investment securities AFS	$181,958	$4,590	$(1,348)	$185,200

Held to maturity (HTM)
U.S. Government and agency securities	$26	$2	$—	$28
Other debt securities	257	1	—	258
Total investment securities HTM	$283	$3	$—	$286

Financing Activities

Deposits

Total deposits increased 2.4% or $9,663,000 from December 31, 2006 to September 30, 2007. The mix of deposits has shifted from December 31, 2006 to September 30, 2007 as brokered deposits have decreased substantially and customer time deposits have increased. The shift is the result of the Bank strategically attracting short-term customer time deposits and utilizing the funds gathered to replace maturing brokered time deposits and higher cost short-term FHLB advances. The amount of brokered deposits is continuously monitored and is used to supplement deposits, not as a primary source of deposits.

Deposit balances and their changes for the periods being discussed follow:

	September 30, 2007		December 31, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$72,990	18.0%	$73,160	18.5%	$(170)	(0.2)%
NOW accounts	47,129	11.6	46,156	11.7	973	2.1
Money market deposits	22,295	5.5	23,137	5.9	(842)	(3.6)
Savings deposits	59,883	14.8	59,289	15.0	594	1.0
Time deposits	189,313	46.8	168,420	42.6	20,893	12.4
Time deposits - brokered	13,244	3.3	25,029	6.3	(11,785)	(47.1)
Total deposits	$404,854	100.0%	$395,191	100.0%	$9,663	2.4%

Borrowed Funds

Total borrowed funds increased 11.6% to $131,171,000 at September 30, 2007 as compared to $117,575,000 at December 31, 2006. The increase in borrowed funds is primarily the result of an investment portfolio leverage strategy that was initiated during September 2007. The leverage program at September 30, 2007 accounted for $20,000,000 in borrowings split evenly between short-term and long-term FHLB borrowings. Off setting the increase related to the leverage strategy were the previously discussed time deposit gathering campaigns that were utilized to provide funds to reduce the level of higher cost short-term borrowings and to assist in replacing long-term borrowing maturities. Long-term borrowings increased due to the maturity of four borrowings totaling $16,500,000 that carried an average rate of 3.99% offset by two new $10,000,000 FHLB borrowings that mature in 2017 and carry a rate of 4.28% and 4.15%, respectively.

	September 30, 2007		December 31, 2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$12,870	9.8%	$18,706	15.9%	$(5,836)	(31.2)%
Short-term borrowings, FHLB	15,000	11.4	—	—	15,000	—
Securities sold under agreement to repurchase	16,923	12.9	15,991	13.6	932	5.8
Total short-term borrowings	44,793	34.1%	34,697	29.5%	10,096	29.1

Long-term borrowings, FHLB	86,378	65.9	82,878	70.5	3,500	4.2
Total borrowed funds	$131,171	100.0%	$117,575	100.0%	$13,596	11.6%

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

Capital ratios as of September 30, 2007 and December 31, 2006 were as follows:

	2007		2006
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$72,574	18.6%	$73,098	20.5%
For Capital Adequacy Purposes	31,149	8.0	28,515	8.0
To Be Well Capitalized	38,937	10.0	35,643	10.0

Tier I Capital
(to Risk-weighted Assets)

Actual	$68,482	17.6%	$67,869	19.0%
For Capital Adequacy Purposes	15,575	4.0	14,257	4.0
To Be Well Capitalized	23,362	6.0	21,386	6.0

Tier I Capital
(to Average Assets)

Actual	$68,482	11.6%	$67,869	12.0%
For Capital Adequacy Purposes	23,714	4.0	22,591	4.0
To Be Well Capitalized	29,643	5.0	28,239	5.0

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

The Bank, like other financial institutions, must have sufficient funds available to meet its liquidity needs for deposit withdrawals, loan commitments and originations, and expenses. In order to control cash flow, the Bank estimates future flows of cash from deposits, loan payments, and investment security payments. The primary sources of funds are deposits, principal and interest payments on loans and investment securities, FHLB borrowings, and brokered deposits. Management believes the Bank has adequate resources to meet its normal funding requirements.

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a current borrowing capacity at the FHLB of $218,872,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $29,535,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $114,248,000 as of September 30, 2007.

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

Item 4. Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month#1 (July 1-July 31, 2007)	6,000	$34.06	6,000	133,570

Month#2 (August 1-August 31, 2007)	5,000	31.75	5,000	128,570

Month#3 (September 1-September 30, 2007)	—	—	—	128,570

On April 24, 2007, the Board of Directors extended the authorization to repurchase up to 197,000 shares, or approximately 5%, of the outstanding shares of the Company for an additional year to April 25, 2008. The repurchase plan was originally for a one year period expiring on April 25, 2007. To date, there have been 68,430 shares repurchased under this plan.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

(3) (i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).
(3) (ii)	Bylaws of the Registrant’s as presently in effect (incorporated by reference to Exhibit 3(ii) of the Registrant’s Current Report on Form 8-K filed June 17, 2005).
(31) (i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31) (ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32) (i)	Certification of Chief Executive Officer Section 1350.
(32) (ii)	Certification of Principal Financial Officer Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date: November 7, 2007	/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer

Date: November 7, 2007	/s/ Brian L. Knepp
Brian L. Knepp, Vice President of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Principal Financial Officer