Form 10-K
period 2007-12-31
PENNS WOODS BANCORP INC
filed 2008-03-14
CIK 716605

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

300 Market Street, P.O. Box 967
Williamsport, Pennsylvania 17703-0967
(Address of principal executive offices)

Registrant’s telephone number, including area code (570) 322-1111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $8.33 per share	The NASDAQ Stock Market LLC

Securities to be registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes  ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐   Accelerated filer  ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

State the aggregate market value of the voting stock held by non-affiliates of the registrant $133,109,369 at June 30, 2007.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 4, 2008
Common Stock, $8.33 Par Value	3,876,114 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 30, 2008 are incorporated by reference in Part III hereof.

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

The Bank is engaged in commercial and retail banking which includes the acceptance of time, savings, and demand deposits, the funding of commercial, consumer, and mortgage loans, and safe deposit services.  Utilizing a thirteen branch office network, ATMs, internet, and telephone banking delivery channels, the Bank delivers its products and services to the communities it resides in.

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

The Bank employed 191 persons as of December 31, 2007 in either a full-time or part-time capacity.  The Company does not have any employees.  The principal officers of the Bank also serve as officers of the Company.

Woods Investment Company, Inc., a Delaware holding company, maintains an investment portfolio that is managed for total return and to fund dividend payments to the Company.

Woods Real Estate Development Company, Inc. serves the Company through its acquisition and ownership of certain properties utilized by the Bank.

A copy of the Code of Ethics and Code of Conduct for the Corporation can be requested from Brian Knepp, Vice President of Finance, at 300 Market Street, Williamsport, PA 17701.  A link with access to the Corporation’s SEC 10-K filings, annual reports, and quarterly filings can be found at www.jssb.com.

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

Deposit Insurance – Historically, there were two deposit insurance funds administered by the FDIC - the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”).  The Bank’s deposits were insured under the BIF; however, the deposits assumed by the Bank in connection with the merger of Lock Haven Savings Bank were treated and assessed as SAIF-insured deposits.  The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measure.  Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution’s subgroup assignment is based upon the FDIC’s judgment of the institution’s strength in light of supervisory evaluations, including examination reports, statistical analyses, and other information relevant to gauging the risk posed by the institution.  Only institutions with a total capital to risk-adjusted assets ratio of 10.0% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group.   As of December 31, 2007, the Bank’s ratios were well above required minimum ratios.

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

Other Legislation

The Fair and Accurate Credit Transactions Act (“FACT”) was signed into law on December 4, 2003.  This law extends the previously existing Fair Credit Reporting Act.  New provisions added by FACT address the growing problem of identity theft.  Consumers will be able to initiate a fraud alert when they are victims of identity theft, and credit reporting agencies will have additional duties.  Consumers will also be entitled to obtain free credit reports through the credit beaures, and will be granted certain additional privacy rights.

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

As of December 31, 2007, the Bank had total assets of $615,285,000; total shareholders’ equity of $56,971,000 and total deposits of $389,659,000.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation for the maximum amount provided under current law.

The Bank engages in business as a commercial bank, doing business at several locations in Lycoming, Clinton, and Centre Counties, Pennsylvania.  The Bank offers insurance, securities brokerage services, annuity and mutual fund investment products, and financial planning through its wholly owned subsidiary, The M Group, Inc. D/B/A The Comprehensive Financial Group.

Services offered by the Bank include accepting time, demand and savings deposits including Super NOW accounts, statement savings accounts, money market accounts, fixed rate certificates of deposit, and club accounts.  Its services also include making secured and unsecured business and consumer loans that include financing commercial transactions as well as construction and residential mortgage loans and revolving credit loans with overdraft protection.

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

ITEM 1B   UNRESOLVED STAFF COMMENTS

None.

ITEM 2    PROPERTIES

The Company owns and leases its properties.  Listed herewith are the locations of properties owned or leased as of December 31, 2007, in which the banking offices are located; all properties are in good condition and adequate for the Bank’s purposes:

Office

Address

Ownership

Main	115 South Main Street P.O. Box 5098 Jersey Shore, Pennsylvania 17740	Owned

Bridge Street	112 Bridge Street	Owned
Jersey Shore, Pennsylvania 17740

DuBoistown	2675 Euclid Avenue Williamsport, Pennsylvania 17702	Owned

Williamsport	300 Market Street	Owned
P.O. Box 967
Williamsport, Pennsylvania 17703-0967

Montgomery	9094 Rt. 405 Highway Montgomery, Pennsylvania 17752	Under Lease

Lock Haven	4 West Main Street Lock Haven, Pennsylvania 17745	Owned

Mill Hall	(Inside Wal-Mart), 173 Hogan Boulevard Mill Hall, Pennsylvania 17751	Under Lease

Spring Mills	3635 Penns Valley Road, P.O. Box 66 Spring Mills, Pennsylvania 16875	Owned

Centre Hall	2842 Earlystown Road Centre Hall, Pennsylvania 16828	Land Under Lease

Zion	100 Cobblestone Road Bellefonte, Pennsylvania 16823	Under Lease

State College	(Inside Wal-Mart), 1665 North Atherton Place State College, Pennsylvania 16803	Under Lease

State College	2050 North Atherton Street State College, Pennsylvania 16803	Land Under Lease

Montoursville	820 Broad Street Montoursville, Pennsylvania 17754	Under Lease

The M Group, Inc. D/B/A The Comprehensive Financial Group	705 Washington Boulevard Williamsport, Pennsylvania 17701	Under Lease

ITEM  3    LEGAL PROCEEDINGS

The Company is subject to lawsuits and claims arising out of its business.  In the opinion of management, after review and consultation with counsel, any proceedings that may be assessed will not have a material adverse effect on the consolidated financial position of the Company.

ITEM  4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM  5    MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is listed on the NASDAQ Global Select Market under the symbol “PWOD”.  The following table sets forth (1) the quarterly high and low close prices for a share of the Company’s

Common Stock during the periods indicated, and (2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 2005.  The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission.  They may not necessarily represent actual transactions.

	HIGH	LOW	Dividends Declared
2005
First quarter	$41.67	$38.58	$0.38
Second quarter	41.58	37.08	0.38
Third quarter	38.30	36.76	0.39
Fourth quarter	39.76	36.67	0.41
2006
First quarter	$38.75	$37.75	$0.42
Second quarter	39.50	36.50	0.43
Third quarter	38.48	37.02	0.44
Fourth quarter	38.59	36.20	0.44
2007
First quarter	$37.75	$35.00	$0.44
Second quarter	35.00	33.86	0.44
Third quarter	35.00	30.80	0.45
Fourth quarter	32.50	30.33	0.46

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

As of March 4, 2008, the Company had approximately 1,273 shareholders of record.

Following is a schedule of the shares of the Company’s common stock purchased by the Company during the fourth quarter of 2007.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month#1(October 1- October 31, 2007)	—	—	—	—

Month#2 (November 1-November 30, 2007)	—	—	—	—

Month#3 (December 1,-December 31, 2007)	2,500	$32.11	2,500	126,070

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Stock Index, NASDAQ Bank Index, and NASDAQ Composite for the period of five fiscal years assuming the investment of $100.00 on December 31, 2002 and assuming the reinvestment of dividends.  The shareholder return shown on the graph below is not necessarily indicative of future performance.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Penns Woods Bancorp, Inc.	100.00	146.37	157.11	158.36	161.13	146.21
S&P 500	100.00	128.68	142.69	149.70	173.34	182.86
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
NASDAQ Bank	100.00	129.93	144.21	137.97	153.15	119.35

ITEM  6    SELECTED FINANCIAL DATA

The following table sets forth certain financial data as of and for each of the years in the five-year period ended December 31, 2007.

(In Thousands, Except Per Share Data)	2007	2006	2005	2004	2003

Consolidated Statement of Income Data:
Interest income	$35,949	$33,753	$30,903	$29,845	$28,384
Interest expense	16,447	14,210	10,381	8,768	9,265
Net interest income	19,502	19,543	20,522	21,077	19,119
Provision for loan losses	150	635	720	465	255
Net interest income after provision for loan losses	19,352	18,908	19,802	20,612	18,864
Noninterest income	7,478	9,029	9,431	8,918	9,150
Noninterest expense	17,316	16,329	15,108	14,184	13,137
Income before income taxes	9,514	11,608	14,125	15,346	14,877
Applicable income taxes	637	1,961	3,224	4,263	3,703
Net Income	$8,877	$9,647	$10,901	$11,083	$11,174

Consolidated Balance Sheet at End of Period:
Total assets	$628,138	$592,285	$568,668	$546,703	$527,381
Loans	360,478	360,384	338,438	324,505	275,828
Allowance for loan losses	(4,130)	(4,185)	(3,679)	(3,338)	(3,069)
Deposits	389,022	395,191	352,529	356,836	334,318
Long-term debt — other	106,378	82,878	84,478	75,878	70,878
Shareholders' equity	70,559	74,594	73,919	73,165	69,769

Per Share Data:
Earnings per share - Basic	$2.28	$2.45	$2.75	$2.78	$2.79
Earnings per share - Diluted	2.28	2.45	2.74	2.78	2.79
Cash dividends declared	1.79	1.73	1.56	1.47	1.24
Book value	18.21	19.12	18.59	18.36	17.50
Number of shares outstanding, at end of period	3,875,632	3,900,742	3,975,787	3,985,832	3,985,872
Average number of shares outstanding-basic	3,886,277	3,934,138	3,971,926	3,990,008	3,996,702

Selected financial ratios:
Return on average shareholders’ equity	12.14%	12.93%	14.54%	15.49%	16.60%
Return on average total assets	1.49%	1.67%	1.97%	2.06%	2.24%
Net interest income to average interest earning assets	3.95%	4.06%	4.29%	4.32%	4.36%
Dividend payout ratio	78.33%	70.51%	57.10%	52.72%	44.76%
Average shareholders’ equity to average total assets	12.23%	12.92%	13.56%	13.30%	13.51%
Loans to deposits, at end of period	92.66%	91.19%	96.00%	90.94%	82.50%

Per share data and number of shares outstanding have been adjusted in each reporting period to give retroactive effect to a 10% stock dividend issued October 30, 2003 and a six for five stock split issued November 18, 2005.

ITEM 7     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities.  To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 34%.  The tax equivalent adjustments to net interest income for 2007, 2006, and 2005 were $2,410,000, $2,245,000, and $1,764,000, respectively.

2007 vs 2006

Reported net interest income decreased $41,000 or 0.21% to $19,502,000 for the year ended December 31, 2007 as compared to the year ended December 31, 2006 although the yield on earning assets increased to 6.91% from 6.70%, respectively.  On a tax equivalent basis the change in net interest income was an increase of $124,000 which is primarily the result of the yield on investment securities increasing to 6.25% from 5.93% at December 31, 2006.  Total interest income increased 6.5% or $2,196,000 primarily due to growth in the average balance of the loan portfolio of $8,688,000 coupled with an increase in the loan yield to 7.27% from 7.10% at December 31, 2006.  Interest and dividend income generated from the investment portfolio and interest bearing cash deposits increased $975,000.  The increase was the result of the yield on the investment portfolio increasing 32 basis points while the average balance of the investment portfolio increased by $8,749,000.

Interest expense increased $2,237,000 to $16,447,000 for the year ended December 31, 2007 as compared to 2006.  The majority of the increase, 91% or $2,043,000, is related to increased levels of average deposits and increased rates being paid on deposit accounts, which had an average rate paid of 3.35% and 2.88% for the years ended December 31, 2007 and 2006, respectively.  The increases were driven by market competition and rate increases enacted throughout 2006 by the Federal Open Markets Committee (FOMC) resulting in a higher average prime rate during 2007 than 2006.  Interest expense related to time deposits increased $2,121,000 as the average rate paid on time deposits increased to 4.73% from 4.11% for the year ended December 31, 2006.  The increase in time deposit rates was the result of competitive pressure, FOMC rate increases, rate specials related to the opening of a new branch and the one year anniversary of a second, and incentive to customers to invest in short-term time deposits.  In addition, the average balance in time deposits increased $21,508,000 due to the before mentioned rate specials, transfer of dollars from transaction accounts due to the increasing rate disparity between products, and the use of brokered deposits to limit the reliance on short-term FHLB funding

The rate paid on borrowings increased to 4.57% from 4.50% for the year ended December 31, 2007.  The increase in rate resulted in interest expense on borrowings increasing $194,000 with the majority of the increase occurring in the short-term borrowing category.  The short-term borrowing rate increased 11 basis points to 4.45% due to the FOMC rate increases since the start of 2006.  Interest expense associated with long-term borrowings increased $58,000 due to the average balance of long-term FHLB borrowings increasing $253,000 and a weighted average interest rate on the long-term debt increase of 6 basis points to 4.62% at December 31, 2007.

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

AVERAGE BALANCES AND INTEREST RATES

The following tables set forth certain information relating to the Company’s average balance sheet and reflect the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	2007			2006			2005
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:
Tax-exempt loans	$7,857	$485	6.17%	$8,173	$503	6.15%	$5,370	$307	5.72%
All other loans	353,528	25,779	7.29%	344,524	24,545	7.12%	325,177	21,924	6.74%
Total loans	361,385	26,264	7.27%	352,697	25,048	7.10%	330,547	22,231	6.73%

Taxable securities	93,480	5,474	5.86%	91,767	4,837	5.27%	115,041	5,529	4.81%
Tax-exempt securitites	99,728	6,602	6.62%	92,692	6,102	6.58%	72,892	4,882	6.70%
Total securities	193,208	12,076	6.25%	184,459	10,939	5.93%	187,933	10,411	5.54%

Interest-bearing deposits	345	19	5.51%	152	11	7.24%	873	25	2.86%

Total interest-earning assets	554,938	38,359	6.91%	537,308	35,998	6.70%	519,353	32,667	6.29%

Other assets	42,602			40,413			33,308

Total assets	$597,540			$577,721			$552,661

LIABILITIES:
Savings	$58,710	428	0.73%	$61,958	509	0.82%	$64,795	500	0.77%
Super Now deposits	46,596	611	1.31%	47,294	655	1.38%	50,756	438	0.86%
Money market deposits	23,920	540	2.26%	23,905	493	2.06%	29,317	412	1.41%
Time deposits	198,029	9,372	4.73%	176,521	7,251	4.11%	146,391	4,424	3.02%
Total deposits	327,255	10,951	3.35%	309,678	8,908	2.88%	291,259	5,774	1.98%

Short-term borrowings	36,816	1,639	4.45%	34,612	1,503	4.34%	32,114	931	2.90%
Long-term borrowings	83,490	3,857	4.62%	83,237	3,799	4.56%	80,820	3,676	4.55%
Total borrowings	120,306	5,496	4.57%	117,849	5,302	4.50%	112,934	4,607	4.08%

Total interest-bearing liabilities	447,561	16,447	3.67%	427,527	14,210	3.32%	404,193	10,381	2.57%

Demand deposits	69,953			69,668			69,457
Other liabilities	6,924			5,899			4,057
Shareholders’ equity	73,102			74,627			74,954

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$597,540			$577,721			$552,661
Interest rate spread			3.24%			3.38%			3.72%
Net interest income/margin		$21,912	3.95%		$21,788	4.06%		$22,286	4.29%

Fees on loans are included with interest on loans.  Loan fees are included in interest income as follows:  2007 $453,000, 2006 $478,000, 2005 $491,000

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

Reconcilement of Taxable Equivalent Net Interest Income

	2007	2006	2005

Total interest income	$35,949	$33,753	$30,903
Total interest expense	16,447	14,210	10,381

Net interest income	19,502	19,543	20,522
Tax equivalent adjustment	2,410	2,245	1,764

Net interest income (fully taxable equivalent)	$21,912	$21,788	$22,286

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

	Year Ended December 31,
	2007 vs 2006 Increase (Decrease) Due to			2006 vs 2005 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$(20)	$2	$(18)	$174	$22	$196
Loans	650	584	1,234	1,342	1,279	2,621
Taxable investment securities	88	549	637	(1,192)	500	(692)
Tax-exempt investment securities	466	34	500	1,304	(84)	1,220
Interest-bearing deposits	12	(4)	8	(32)	18	(14)
Total interest-earning assets	1,196	1,165	2,361	1,596	1,735	3,331

Interest expenses:
Savings deposits	(30)	(51)	(81)	(23)	32	9
Super Now deposits	(10)	(34)	(44)	(32)	249	217
Money market deposits	—	47	47	(86)	167	81
Time deposits	344	1,777	2,121	471	2,356	2,827
Short-term borrowings	100	36	136	65	507	572
Long-term borrowings	12	46	58	110	13	123
Total interest-bearing liabilities	416	1,821	2,237	505	3,324	3,829
Change in net interest income	$780	$(656)	$124	$1,091	$(1,589)	$(498)

PROVISION FOR LOAN LOSSES

2007 vs 2006

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2007, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan losses decreased from $4,185,000 at December 31, 2006 to $4,130,000 at December 31, 2007.  At December 31, 2007, allowance for loan losses was 1.15% of total loans compared to 1.16% of total loans at December 31, 2006.  Management’s conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the consolidated balance sheet date.

The provision for loan losses totaled $150,000 for the year ended December 31, 2007.  The provision for the same period in 2006 was $635,000.  Management concluded that the decrease of the provision was appropriate when considering the gross loan growth experienced during 2007 of $94,000 coupled with the low levels of charge-offs and delinquencies during the year.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2006 vs 2005

The allowance for loan losses increased 13.8% or $506,000 from fiscal 2005 after net charge-offs of $129,000 contributed to a year-end allowance for loan losses of  $4,185,000 or 1.16% of total loans.  Based upon this analysis, as well as the others noted above, senior management concluded that the allowance for loan losses was at a level adequate to provide for probable losses inherent in the loan portfolio at December 31, 2006.

Following is a table showing the changes in the allowance for loan losses for the years ended December 31:

(In Thousands)	2007	2006	2005	2004	2003
Balance at beginning of period	$4,185	$3,679	$3,338	$3,069	$2,953
Charge-offs:
Real estate	—	50	132	121	63
Commercial and industrial	103	28	206	50	37
Installment loans to individuals	201	249	108	112	116
Total charge-offs	304	327	446	283	216
Recoveries:
Real estate	13	68	45	50	42
Commercial and industrial	1	40	8	4	16
Installment loans to individuals	85	90	14	33	19
Total recoveries	99	198	67	87	77
Net charge-offs	205	129	379	196	139
Additions charged to operations	150	635	720	465	255
Balance at end of period	$4,130	$4,185	$3,679	$3,338	$3,069
Ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	0.04%	0.11%	0.06%	0.05%

NON-INTEREST INCOME

2007 vs 2006

Total non-interest income decreased $1,551,000 from the year ended December 31, 2007 to 2006.  Excluding security (loss) gains and the gain on sale of loans, non-interest income increased $114,000.  Service charges decreased $120,000 as overdraft protection fees declined and customers migrated to new checking accounts having reduced or no service charges.  Earnings on bank-owned life insurance increased $36,000. Insurance commissions decreased $59,000 due to a reduction in the overall commission, from the underwriter, that The M Group receives on each insurance contract written.  Management of The M Group continues to pursue new and build upon current relationships.

However, the sales cycle for insurance and investment products can take typically from six months to one year or more to complete. The sales call program continues to expand to other financial institutions, which results in additional revenue for The M Group.  The increase in other income was primarily due to increases in revenues from debit card transactions, merchant card commissions,  and commissions generated by The M Group for securities transactions.

	2007		2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$2,246	30.03%	$2,366	26.20%	$(120)	(5.07)%
Securities (losses) gains, net	(54)	(0.72)	1,679	18.60	(1,733)	(103.22)
Bank-owned life insurance	410	5.48	374	4.14	36	9.63
Gain on sale of loans	921	12.32	853	9.45	68	7.97
Insurance commissions	2,222	29.72	2,281	25.26	(59)	(2.59)
Other income	1,733	23.17	1,476	16.35	257	17.41
Total non-interest income	$7,478	100.00%	$9,029	100.00%	$(1,551)	(17.18)%

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

NON-INTEREST EXPENSES

2007 vs 2006

Total non-interest expenses increased $987,000 from the year ended December 31, 2006 to December 31, 2007. Salaries and employee benefits increased by $245,000 and were attributed to several items including standard cost of living wage adjustments for employees, full year impact of the Montoursville branch, and increased benefit costs. Occupancy expense increased due to the new branch in Montoursville, which opened in the third quarter of 2006, and increased cost of maintenance and property taxes.  Amortization increase attributed to low income housing partnership that began operation during the fourth quarter of 2006.

	2007		2006		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$9,078	52.43%	$8,833	54.09%	$245	2.77%
Occupancy, net	1,306	7.54	1,137	6.96	169	14.86
Furniture and equipment	1,126	6.50	1,201	7.36	(75)	(6.24)
Pennsylvania shares tax	643	3.71	598	3.66	45	7.53
Amortization of investment in limited partnership	761	4.39	245	1.50	516	210.61
Other expenses	4,402	25.43	4,315	26.43	87	2.02
Total non-interest expense	$17,316	100.00%	$16,329	100.00%	$987	6.04%

2006 vs 2005

Total non-interest expenses increased $1,221,000 from the year ended December 31, 2005 to December 31, 2006. Salaries and employee benefits increased by $519,000 and was the result of increased staffing due in part to two new branches since mid 2005, standard wage increases, and increased health insurance costs.  Occupancy expense and furniture and equipment expenses increased primarily due to the before mentioned branch additions and increased maintenance costs related to the software and equipment utilized by the Bank.  Other expenses and amortization of investment in limited partnership increased $377,000 as amortization of the low income housing partnership investments increased $155,000 and due to general increases in the cost of business specifically Pennsylvania shares tax, donations, and director fees.   The increase in low income housing partnership investment amortization is the result of the Bank’s involvement with two partnerships that became eligible for tax credit recognition during 2006.

	2006		2005		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$8,833	54.09%	$8,314	55.03%	$519	6.24%
Occupancy, net	1,137	6.96	1,089	7.21	48	4.41
Furniture and equipment	1,201	7.36	973	6.44	228	23.43
Pennsylvania shares tax	598	3.66	549	3.63	49	8.93
Amortization of investment in limited partnership	245	1.50	90	0.60	155	172.22
Other expenses	4,315	26.43	4,093	27.09	222	5.42
Total non-interest expense	$16,329	100.00%	$15,108	100.00%	$1,221	8.08%

INCOME TAXES

2007 vs 2006

The provision for income taxes for the year ended December 31, 2007 resulted in an effective income tax rate of 6.7% compared to 16.9% for 2006.  This decrease is the result of a shift in the investment portfolio from taxable mortgage-backed bonds to tax-exempt municipal bonds coupled with the receipt of tax credits related to low income housing partnerships.

2006 vs 2005

The provision for income taxes for the year ended December 31, 2006 resulted in an effective income tax rate of 16.9% compared to 22.8% for 2005.  This decrease is the result of a shift in the investment portfolio from taxable mortgage-backed bonds to tax-exempt municipal bonds coupled with the receipt of tax credits related to low income housing partnerships.

FINANCIAL CONDITION

INVESTMENTS

2007

The estimated fair value of the investment portfolio increased $29,429,000 or 15.77% from December 31, 2006 to 2007, while the amortized cost increased $35,762,000 over the same period.  The majority of the changes in value occurred within the state and municipal segment of the portfolio.  The amortized cost position in state and political securities increased $14,993,000 as the Bank continued to build call protection, maintain taxable equivalent yields, reduce the effective federal income tax rate, and invest in communities across the Commonwealth of Pennsylvania and the country.  The amortized cost position of other debt securities increased $13,919,000 as the Bank began a new leverage transaction to enhance net interest income, return on average assets, and return on average equity.  The increased level of unrealized losses, which offset the increase in amortized cost, was the result of changes in the yield curve, not credit quality, as the credit quality of the portfolio remains sound.

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

The carrying amounts of investment securities at the dates indicated are summarized as follows for the years ended December 31:

	2007		2006		2005
(In Thousands)	Balance	% Portfolio	Balance	% Portfolio	Balance	% Portfolio
U.S. Treasury securities:
Available for Sale	$—	—	$—	—	$—	—
U.S. Government agencies:
Held to Maturity	14	0.01%	26	0.01%	28	0.01%
Available for Sale	62,904	29.29%	54,152	29.20%	63,953	34.15%
State and political subdivisions (tax-exempt):
Held to Maturity	—	—	—	—	—	—
Available for Sale	107,314	49.98%	103,057	55.56%	89,265	47.66%
State and political subdivisions (taxable):
Held to Maturity	—	—	—	—	—	—
Available for Sale	10,501	4.89%	2,889	1.56%	4,826	2.58%
Other bonds, notes and debentures:
Held to Maturity	263	0.12%	257	0.14%	237	0.13%
Available for Sale	15,767	7.34%	2,024	1.09%	1,719	0.92%
Total bonds, notes and debentures	196,763	91.63%	162,405	87.56%	160,028	85.45%
Corporate stock - Available for Sale	17,969	8.37%	23,078	12.44%	27,255	14.55%
Total	$214,732	100.00%	$185,483	100.00%	$187,283	100.00%

The following table shows the maturities and repricing of investment securities, at amortized cost, at December 31, 2007 and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of such:

	Within	After One	After Five	After	Amortized
	One	But Within	But Within	Ten	Cost
(In Thousands)	Year	Five Years	Ten Years	Years	Total
U.S. Treasury securities:
HTM Amount	$—	$—	$—	$—	$—
Yield	—	—	—	—	—
AFS Amount	—	—	—	—
Yield	—	—	—	—	—
U.S. Government agencies:
HTM Amount	—	—	—	14	14
Yield	—	—	—	9.07%	9.07%
AFS Amount	—	750	—	61,632	62,382
Yield	—	5.02%	—	5.81%	5.80%
State and political subdivisions(tax-exempt):
HTM Amount	—	—	—	—	—
Yield	—	—	—	—	—
AFS Amount	—	—	392	108,355	108,747
Yield	—	—	6.24%	4.31%	4.32%
State and political subdivisions(taxable):
HTM Amount	—	—	—	—	—
Yield	—	—	—	—	—
AFS Amount	—	—	—	10,904	10,904
Yield	—	—	—	5.41%	5.41%
Other bonds, notes and debentures:
HTM Amount	50	123	90	—	263
Yield	5.83%	6.37%	5.77%	—	6.06%
AFS Amount	75	50	3	15,789	15,917
Yield	4.96%	6.45%	5.54%	6.18%	6.18%
Total Amount	$125	$923	$485	$196,694	$198,227
Total Yield	5.31%	5.28%	6.15%	4.99%	5.00%

Equity Securities					$19,776
Total Investment Portfolio Value					$218,003
Total Investment Portfolio Yield					4.54%

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

LOAN PORTFOLIO

2007

Gross loans of $360,478,000 at December 31, 2007 represented an increase of $94,000 from December 31, 2006.  The continued emphasis on well collateralized real estate loans resulted in real estate secured loans increasing $1,991,000 from December 31, 2006 to 2007.  The success in carrying out this long term strategy has played a significant role in limiting net charge-offs for 2007 to 0.06% of average loans.  Commercial and agricultural loans declined due to the before mentioned emphasis on real estate secured loans versus equipment, receivables, or inventory secured loans.

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

The amounts of loans outstanding at the indicted dates are shown in the following table according to type of loan:

(In Thousands)	2007	2006	2005	2004	2003
Commercial and agricultural	$35,739	$36,995	$37,553	$31,100	$24,520
Real estate mortgage:
Residential	163,268	158,219	150,000	147,461	147,697
Commercial	132,943	135,404	127,131	123,757	82,896
Construction	16,152	16,749	10,681	8,365	7,652
Installment loans to individuals	13,317	14,035	14,135	14,918	14,003
Less: Net deferred loan fees	941	1,018	1,062	1,096	940
Gross loans	$360,478	$360,384	$338,438	$324,505	$275,828

The amounts of domestic loans at December 31, 2007 are presented below by category and maturity:

		Commercial	Installment
		and	Loans to
(In Thousands)	Real Estate	Other	Individuals	Total
Loans with floating interest rates:
1 year or less	$25,014	$9,105	$2,258	$36,377
1 through 5 years	9,215	1,608	151	10,974
5 through 10 years	28,421	4,421	6	32,848
After 10 years	196,938	1,918	391	199,247
Total floating interest rate loans	259,588	17,052	2,806	279,446
Loans with predetermined interest rates:
1 year or less	5,609	1,091	1,355	8,055
1 through 5 years	15,843	9,992	8,495	34,330
5 through 10 years	19,578	7,693	646	27,917
After 10 years	10,480	189	61	10,730
Total predetermined interest rate loans	51,510	18,965	10,557	81,032
Total	$311,098	$36,017	$13,363	$360,478

*

The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.” In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, as to principal amount at interest rates prevailing at the date of renewal.

*	Scheduled repayments are reported in maturity categories in which the payment is due.

The Bank does not make loans that provide for negative amortization nor do any loans contain conversion features. The Bank does not have any foreign loans outstanding at December 31, 2007.

ALLOWANCE FOR LOAN LOSSES

2007

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2007, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan losses decreased from $4,185,000 at December 31, 2006 to $4,130,000 at December 31, 2007.  At December 31, 2007, allowance for loan losses was 1.15% of total loans compared to 1.16% of total loans at December 31, 2006.  This percentage is consistent with the Bank’s historical experience and peer banks.  Management’s conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date.

2006

At December 31, 2006, the allowance for loan losses as a percent of total loans increased to 1.16% from 1.09% at December 31, 2005.  Gross loans increased by $21,946,000 from $338,438,000 at December 31, 2005 to $360,384,000 at December 31, 2006.

Based on management’s loan-by-loan review, the past performance of the borrowers and current economic conditions, including recent business closures and bankruptcy levels, management does not anticipate any current losses related to nonaccrual, nonperforming, or classified loans above those that have already been considered in its overall judgment of the adequacy of the reserve.

NONPERFORMING LOANS

Non-accrual loans increased to $955,000 at December 31, 2007 primarily due to the addition of a commercial real estate relationship which has filed for bankruptcy. Overall nonperforming loans increased $831,000 to $1,320,000 from fiscal year end 2006.

The following table presents information concerning nonperforming loans.  The accrual of interest will be discontinued when the principal or interest of a loan is in default for 90 days or more, or as soon as payment is questionable, unless the loan is well secured and in the process of collection.  Consumer loans and residential real estate loans secured by 1 to 4 family dwellings shall ordinarily not be subject to those guidelines.  The reversal of previously accrued but uncollected interest applicable to any loan placed in a nonaccrual status and the treatment of subsequent payments of either principal or interest will be handled in accordance with U.S. generally accepted accounting principles.  These principles do not require a write-off of previously accrued interest if principal and interest are ultimately protected by sound collateral values.  A nonperforming loan may be restored to an accruing status when:

1.	Principal and interest is no longer due and unpaid.
2.	It becomes well secured and in the process of collection.
3.	Prospects for future contractual payments are no longer in doubt.

	Total Nonperforming Loans
		90 Days
(In Thousands)	Nonaccrual	Past Due	Total
2007	$955	$365	$1,320
2006	370	119	489
2005	540	63	603
2004	1,381	345	1,726
2003	827	429	1,256

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

Allocation In The Allowance For Loan Losses

		Percent Of
		Loan In
		Each
		Category To
(In Thousands)	Amount	Total Loans
December 31, 2007:
Balance at end of period applicable to:
Commercial and agricultural	$823	9.9%
Real estate mortgage:
Residential	1,031	45.2%
Commercial	1,634	36.8%
Construction	112	4.5%
Installment loans to individuals	228	3.6%
Unallocated	302	—
Total	$4,130	100.0%
December 31, 2006:
Balance at end of period applicable to:
Commercial and agricultural	$679	7.9%
Real estate mortgage:
Residential	951	43.8%
Commercial	1,972	37.5%
Construction	108	4.6%
Installment loans to individuals	295	6.2%
Unallocated	180	—
Total	$4,185	100.0%
December 31, 2005:
Balance at end of period applicable to:
Commercial and agricultural	$582	10.1%
Real estate mortgage:
Residential	1,107	44.2%
Commercial	1,482	37.5%
Construction	79	3.1%
Installment loans to individuals	192	5.1%
Unallocated	237	—
Total	$3,679	100.0%
December 31, 2004:
Balance at end of period applicable to:
Commercial and agricultural	$361	9.1%
Real estate mortgage:
Residential	1,280	46.1%
Commercial	1,399	37.5%
Construction	75	2.5%
Installment loans to individuals	207	4.8%
Unallocated	16	—
Total	$3,338	100.0%
December 31, 2003:
Balance at end of period applicable to:
Commercial and agricultural	$353	8.5%
Real estate mortgage:
Residential	1,483	53.4%
Commercial	916	29.9%
Construction	77	2.8%
Installment loans to individuals	240	5.4%
Total	$3,069	100.0%

DEPOSITS

2007 vs 2006

Total average deposits were $397,208,000 for 2007, an increase of $17,862,000 or 4.71% from 2006.  Noninterest-bearing deposits increased slightly to $69,953,000.  Time deposits increased $21,508,000 or 12.19% as deposits shifted from transaction accounts to time deposits due to the continued rate disparity between time deposits and other deposit types.  The rate on time deposits increased due to the actions taken by the FOMC during 2006, which increased the overall rate paid on time deposits.  In addition, the Bank utilized brokered time deposits to supplement market area deposit funding with the level of brokered deposits decreasing $16,197,000 to $8,831,000 at December 31, 2007.

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

The average amount and the average rate paid on deposits are summarized below:

	2007		2006		2005
	Average		Average		Average
(In Thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$69,953	0.00%	$69,668	0.00%	$69,457	0.00%
Savings	58,710	0.73%	61,958	0.82%	64,795	0.77%
Super Now	46,596	1.31%	47,294	1.38%	50,756	0.86%
Money Market	23,920	2.26%	23,905	2.06%	29,317	1.41%
Time	198,029	4.73%	176,521	4.11%	146,391	3.02%
Total average deposits	$397,208	2.76%	$379,346	2.35%	$360,716	1.60%

SHAREHOLDERS’ EQUITY

2007

Shareholders’ equity decreased $4,035,000 to $70,559,000 at December 31, 2007 as net income outpaced dividends paid, accumulated comprehensive income decreased $5,094,000, and $972,000 in treasury stock was strategically purchased as part of the previously announced stock buyback plan.  The decrease in accumulated comprehensive income is the result of a decrease in market value, or net unrealized loss, of the investment portfolio at December 31, 2007 as compared to December 31, 2006, and the net excess of the projected benefit obligation over the market value of the plan assets of the defined benefit pension plan.  The current level of shareholders’ equity equates to a book value per share of $18.21 at December 31, 2007 as compared to $19.12 at December 31, 2006 and an equity to asset ratio of 11.23% at December 31, 2007.  During the twelve months ended December 31, 2007 cash dividends of $1.79 per share were paid to shareholders.  The dividends represented a 3% increase or $0.06 per share over the dividends paid during the comparable period of 2006.

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

Bank regulators have risk based capital guidelines.  Under these guidelines the Company and Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items.  At December 31, 2007, both the Company’s and Bank’s required ratios were well above the minimum ratios as follows:

			Minimum
	Company	Bank	Standards
Tier 1 capital ratio	10.8%	8.8%	4.0%
Total capital ratio	18.0%	15.1%	8.0%

For a more comprehensive discussion of these requirements, see “Regulations and Supervision” in Item 1 of the Annual Report on Form 10-K.  Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity and other certain equity ratios are presented as follows:

	2007	2006	2005
Percentage of net income to:
Average total assets	1.49%	1.67%	1.97%
Average shareholders’ equity	12.14%	12.93%	14.54%
Percentage of dividends declared to net income	78.33%	70.51%	57.10%
Percentage of average shareholders’ equity to average total assets	12.23%	12.92%	13.56%

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the Federal Home Loan Bank of $220,053,000 with $144,538,000 utilized, leaving $75,515,000 available.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $29,539,000. The Company’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.

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

The following is a rate shock forecast for the twelve month period ended December 31, 2008 assuming a static balance sheet as of December 31, 2007.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200
Net interest income	$21,322	$21,484	$21,134	$20,578	$19,797
Change from static	188	350	—	(556)	(1,337)
Percent change from static	0.89%	1.66%	—	(2.63)%	(6.33)%

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

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment.  The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of “Notes and Consolidated Financial Statements” of the Annual Report of Form 10-K.

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

Pension Benefits

Pension costs and liabilities are dependent on assumptions used in calculating such amounts.  These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors.  In accordance with generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods.  While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense.  Our pension benefits are described further in Note 11 of “Notes to Consolidated Financial Statements” of the Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require future cash payments. The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date.   Further discussion of the nature of each obligation is included in “Notes to the Consolidated Financial Statements” of the Annual Report on Form 10-K.

	Payments Due in
		One to	Three to	Over
	One Year	Three	Five	Five
(In Thousands)	or Less	Years	Years	Years	Total
Deposits without a stated maturity	$203,340	$—	$—	$—	$203,340
Time Deposits	157,621	24,372	3,064	625	185,682
Repurchase agreements	17,154	—	—	—	17,154
Short-term borrowings, FHLB	38,160	—	—	—	38,160
Long-term borrowings, FHLB	29,600	15,000	25,500	36,278	106,378
Operating leases	396	614	382	1,427	2,819

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk for the Company is comprised primarily from interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally.  Additional information and details are provided in the Interest Sensitivity section of Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Generally, management believes the Company is well positioned to respond expeditiously when the market interest rate outlook changes.

ITEM  8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
(In Thousands, Except Share Data)	2007	2006

ASSETS:
Noninterest-bearing balances	$15,417	$15,348
Interest-bearing deposits in other financial institutions	16	25
Total cash and cash equivalents	15,433	15,373

Investment securities, available for sale, at fair value	214,455	185,200
Investment securities, held to maturity, (fair value of $279 and $286)	277	283
Loans held for sale	4,214	3,716

Loans	360,478	360,384
Less: Allowance for loan losses	4,130	4,185
Loans, net	356,348	356,199

Premises and equipment, net	6,774	6,737
Accrued interest receivable	3,343	2,939
Bank-owned life insurance	12,375	11,346
Investment in limited partnerships	5,439	4,950
Goodwill	3,032	3,032
Other assets	6,448	2,510
TOTAL ASSETS	$628,138	$592,285

LIABILITIES:
Interest-bearing deposits	$314,351	$322,031
Noninterest-bearing deposits	74,671	73,160
Total deposits	389,022	395,191

Short-term borrowings	55,315	34,697
Long-term borrowings, Federal Home Loan Bank (FHLB)	106,378	82,878
Accrued interest payable	1,744	1,532
Other liabilities	5,120	3,393
TOTAL LIABILITIES	557,579	517,691

SHAREHOLDERS’ EQUITY:
Common stock, par value $8.33, 10,000,000 shares authorized; 4,006,934 and 4,003,514 shares issued	33,391	33,362
Additional paid-in capital	17,888	17,810
Retained earnings	27,707	25,783
Accumulated other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale securities	(2,159)	2,139
Defined benefit plan	(1,375)	(579)
Less: Treasury stock at cost, 131,302 and 102,772 shares	(4,893)	(3,921)
TOTAL SHAREHOLDERS’ EQUITY	70,559	74,594
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$628,138	$592,285

See Accompanying Notes to the Consolidated Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2007	2006	2005

INTEREST AND DIVIDEND INCOME:
Loans including fees	$26,099	$24,878	$22,126
Investment Securities:
Taxable	4,098	3,577	4,351
Tax-exempt	4,357	4,027	3,223
Dividend and other interest income	1,395	1,271	1,203

TOTAL INTEREST AND DIVIDEND INCOME	35,949	33,753	30,903

INTEREST EXPENSE:
Deposits	10,951	8,908	5,774
Short-term borrowings	1,639	1,503	931
Long-term borrowings	3,857	3,799	3,676

TOTAL INTEREST EXPENSE	16,447	14,210	10,381

NET INTEREST INCOME	19,502	19,543	20,522

PROVISION FOR LOAN LOSSES	150	635	720

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,352	18,908	19,802

NON-INTEREST INCOME:
Service charges	2,246	2,366	2,228
Securities (losses) gains, net	(54)	1,679	2,190
Bank-owned life insurance	410	374	568
Gain on sale of loans	921	853	864
Insurance commissions	2,222	2,281	2,327
Other income	1,733	1,476	1,254

TOTAL NON-INTEREST INCOME	7,478	9,029	9,431

NON-INTEREST EXPENSES:
Salaries and employee benefits	9,078	8,833	8,314
Occupancy expense, net	1,306	1,137	1,089
Furniture and equipment expense	1,126	1,201	973
Pennsylvania shares tax expense	643	598	549
Amortization of investment in limited partnerships	761	245	90
Other expenses	4,402	4,315	4,093

TOTAL NON-INTEREST EXPENSES	17,316	16,329	15,108

INCOME BEFORE INCOME TAX PROVISION	9,514	11,608	14,125

INCOME TAX PROVISION	637	1,961	3,224

NET INCOME	$8,877	$9,647	$10,901

NET INCOME PER SHARE - BASIC	$2.28	$2.45	$2.75

NET INCOME PER SHARE - DILUTED	$2.28	$2.45	$2.74

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,886,277	3,934,138	3,971,926

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,886,514	3,934,617	3,974,055

See Accompanying Notes to the Consolidated Financial Statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders'
(In Thousands, Except Per Share Data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2004	3,998,204	$33,318	$17,700	$18,262	$4,331	$(446)	$73,165

Stock split fractional shares	(293)	(2)	2				—
Comprehensive income:
Net income				10,901			10,901
Other comprehensive loss					(3,481)		(3,481)
Total comprehensive income							7,420
Dividends declared ($1.56 per share)				(6,225)			(6,225)
Stock options exercised	4,248	35	70				105
Purchase of treasury stock (14,000 shares)						(546)	(546)

Balance, December 31, 2005	4,002,159	33,351	17,772	22,938	850	(992)	73,919

Comprehensive income:
Net income				9,647			9,647
Other comprehensive income					1,289		1,289
Total comprehensive income							10,936
Cumulative effect of change in accounting for pension obligations, net of tax bemefit of $298					(579)		(579)
Dividends declared ($1.73 per share)				(6,802)			(6,802)
Common shares issued for employee stock purchase plan	1,355	11	38				49
Purchase of treasury stock (76,400 shares)						(2,929)	(2,929)

Balance, December 31, 2006	4,003,514	33,362	17,810	25,783	1,560	(3,921)	74,594

Comprehensive income:
Net income				8,877			8,877
Other comprehensive loss					(5,094)		(5,094)
Total comprehensive income							3,783
Dividends declared ($1.79 per share)				(6,953)			(6,953)
Purchase of treasury stock (28,530 shares)						(972)	(972)
Stock options exercised	330	3	5				8
Common shares issued for employee stock purchase plan	3,090	26	73				99

Balance, December 31, 2007	4,006,934	$33,391	$17,888	$27,707	$(3,534)	$(4,893)	$70,559

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the years ended
	2007	2006	2005

Net Income	$8,877	$9,647	$10,901
Other Comprehensive (loss) income, net of tax:
Change in unrealized gain (loss) on available for sale securities	(4,334)	2,397	(2,036)
Net realized (gain) loss included in net income, net of (benefit) taxes of $(18), $571, and $745	36	(1,108)	(1,445)
	(4,298)	1,289	(3,481)
Defined benefit pension plans:
Net transition asset	(2)	—	—
Prior service cost	17	—	—
Net loss	(811)	—	—
Other comprehensive (loss) income, net of tax	(5,094)	1,289	(3,481)
Comprehensive income	$3,783	$10,936	$7,420

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2007	2006	2005

OPERATING ACTIVITIES
Net income	$8,877	$9,647	$10,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	680	744	549
Provision for loan losses	150	635	720
Accretion and amortization of investment security discounts and premiums	(1,011)	(784)	(453)
Securities losses (gains), net	54	(1,679)	(2,190)
Originations of loans held for sale	(43,783)	(37,192)	(30,353)
Proceeds of loans held for sale	44,206	37,874	32,296
Gain on sale of loans	(921)	(853)	(864)
Increases in bank-owned life insurance	(410)	(374)	(568)
Other, net	(214)	(29)	254

Net cash provided by operating activities	7,628	7,989	10,292

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	60,485	76,249	123,546
Proceeds from calls and maturities	5,233	7,477	12,664
Purchases	(98,799)	(78,241)	(141,798)
Investment securities held to maturity:
Proceeds from calls and maturities	12	25	328
Purchases	—	(25)	(35)
Net increase in loans	(374)	(22,353)	(14,745)
Acquisition of bank premises and equipment	(717)	(1,072)	(2,076)
Proceeds from the sale of foreclosed assets	65	329	329
Proceeds from bank-owned life insurance death benefit	—	—	826
Purchase of bank-owned life insurance	(619)	(254)	—
Investment in limited partnership	(1,250)	(1,646)	(3,124)
Proceeds from redemption of regulatory stock	5,081	3,630	4,862
Purchases of regulatory stock	(6,816)	(2,899)	(4,760)

Net cash used for investing activities	(37,699)	(18,780)	(23,983)

FINANCING ACTIVITIES
Net (decrease) increase in interest-bearing deposits	(7,680)	40,881	(1,636)
Net increase (decrease) in noninterest-bearing deposits	1,511	1,781	(2,671)
Net increase (decrease) in short-term borrowings	20,618	(19,306)	17,528
Proceeds from long-term borrowings, FHLB	40,000	—	10,000
Repayment of long-term borrowings, FHLB	(16,500)	(1,600)	(1,400)
Dividends paid	(6,953)	(6,802)	(6,225)
Issuance of common stock	99	49	—
Stock options exercised	8	—	105
Purchase of treasury stock	(972)	(2,929)	(546)

Net cash provided by financing activities	30,131	12,074	15,155

NET INCREASE IN CASH AND CASH EQUIVALENTS	60	1,283	1,464

CASH AND CASH EQUIVALENTS, BEGINNING	15,373	14,090	12,626

CASH AND CASH EQUIVALENTS, ENDING	$15,433	$15,373	$14,090

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$16,235	$13,786	$10,123
Income taxes paid	1,610	2,645	2,625
Transfer of loans to foreclosed real estate	75	278	433

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

Operations are managed and financial performance is evaluated on a corporate-wide basis.  Accordingly, all financial service operations are considered by management to be aggregated in one reportable operating segment.

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

Stock Split

During the fourth quarter of 2005, the Company initiated a 6 for 5 stock split.  Previously reported share and per share amounts have been adjusted to reflect the split.

Cash and Cash Equivalents

Cash equivalents include cash on hand and in banks and interest-earning deposits.  Interest-earning deposits mature within one year and are carried at cost.  Net cash flows are reported for loan, deposit, and short-term borrowing transactions.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2007, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, rising unemployment, or negative performance trends in financial information from borrowers could be indicators of subsequent increased levels of nonperforming assets and possible charge-offs, which would normally require increased loan loss provisions.   An integral part of the periodic regulatory examination process is the review of the adequacy of the Bank’s loan loss allowance.  The regulatory agencies could require the Bank, based on their evaluation of information available at the time of their examination, to provide additional loan loss provisions to further supplement the allowance.

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

Loans Held for Sale

In general, fixed rate residential mortgage loans originated by the Bank are held for sale and are carried at cost due to their short holding period, which can range from less than two weeks to a maximum of thirty days.  Sold loans are not serviced by the Bank.  Proceeds from the sale of loans in excess of the carrying value are accounted for as a gain.  Total gains on the sale of loans are shown as a component of non-interest income within the consolidated statement of income.

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

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain officers and directors.  Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  Increases in the cash surrender value are recognized as a component of non-interest income within the Consolidated Statement of Income.

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets.  This statement, among other things, requires a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company performs an annual impairment analysis of goodwill for its purchased subsidiary, The M Group.  Based on the fair value of this reporting unit, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2007 and 2006.

Investments in Limited Partnerships

The Company is a limited partner in four partnerships at December 31, 2007 that provide low income elderly housing in the Company’s geographic market area. The carrying value of the Company’s investments in limited partnerships was $5,439,000 at December 31, 2007 and $4,950,000 at December 31, 2006. The Company is fully amortizing the investment in the partnership entered into prior to 2005 over the fifteen-year holding period.  The partnerships entered into after 2004 are being fully amortized over the ten-year tax credit receipt period utilizing the straight-line method.  The partnerships began being amortized once the projects reached the level of occupancy needed to begin the ten year tax credit recognition period.  Amortization of limited partnership investments amounted to $761,000 in 2007, $245,000 in 2006, and $90,000 in 2005.

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

Income Taxes

The Company  adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN No. 48 did not have a significant impact on the Company’s financial statements.

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

Segment Reporting

FAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that public business enterprises report financial and descriptive information about their reportable operating segments. Based on the guidance provided by the Statement, the Company has determined that its only reportable segment is Community Banking.

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format.  Such reclassifications did not affect net income or shareholders’ equity.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.  FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.   FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit.  EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.    The adoption of the EITF on January 1, 2008 will result in an adjustment to retained earnings and an associated liability in the amount of $437,000.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007.  The adoption of this EITF will not have a material effect on the Company’s results of operations or financial position.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital.  EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  The adoption of this EITF is not expected to have a material effect on the Company’s results of operations or financial position.

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

	2007	2006	2005

Weighted average common shares outstanding	4,005,181	4,002,416	3,986,569

Average treasury stock shares	(118,904)	(68,278)	(14,643)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,886,277	3,934,138	3,971,926

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	237	479	2,129

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,886,514	3,934,617	3,974,055

Options to purchase 8,273 shares of common stock at a price of $40.29 were outstanding during 2007  and 9,002 shares of common stock at a price of $40.29 were outstanding during 2006 and 2005.  The options were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price at December 31, of each period presented being greater than the market value at that time.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at December 31, 2007 and 2006 are as follows:

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

Available for sale (AFS)
U.S. Government and agency securities	$62,382	$522	$—	$62,904
State and political securities	119,651	581	(2,417)	117,815
Other debt securities	15,917	290	(440)	15,767
Total debt securities	197,950	1,393	(2,857)	196,486
Equity securities	19,776	496	(2,303)	17,969
Total investment securities AFS	$217,726	$1,889	$(5,160)	$214,455

Held to maturity (HTM)
U.S. Government and agency securities	$14	$1	$—	$15
Other debt securities	263	1	—	264
Total investment securities HTM	$277	$2	$—	$279

	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

Available for sale (AFS)
U.S. Government and agency securities	$54,949	$24	$(821)	$54,152
State and political securities	104,658	1,646	(358)	105,946
Other debt securities	1,998	37	(11)	2,024
Total debt securities	161,605	1,707	(1,190)	162,122
Equity securities	20,353	2,883	(158)	23,078
Total investment securities AFS	$181,958	$4,590	$(1,348)	$185,200

Held to maturity (HTM)
U.S. Government and agency securities	$26	$2	$—	$28
Other debt securities	257	1	—	258
Total investment securities HTM	$283	$3	$—	$286

The following tables show the Company’s gross unrealized losses and estimated fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006.

	2007
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	60,002	1,705	21,830	712	81,832	2,417
Other debt securities	2,521	357	388	83	2,909	440
Total debt securities	62,523	2,062	22,218	795	84,741	2,857
Equity securities	8,200	1,837	996	466	9,196	2,303
Total	$70,723	$3,899	$23,214	$1,261	$93,937	$5,160

	2006
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$24,552	$97	$25,053	$724	$49,605	$821
State and political securities	31,286	195	11,706	163	42,992	358
Other debt securities	292	7	146	4	438	11
Total debt securities	56,130	299	36,905	891	93,035	1,190
Equity securities	726	33	2,592	125	3,318	158
Total	$56,856	$332	$39,497	$1,016	$96,353	$1,348

At December 31, 2007 there were a total of 173 and 50 individual securities that were in a continuous unrealized loss position for less than twelve months and greater than twelve months, respectively.

The policy of the Company is to recognize other than temporary impairment of equity securities where the fair value has been significantly below cost for four consecutive quarters or if the market value is 50% or less for two consecutive quarters.   Certain equity investments were determined to be impaired at December 31, 2007 resulting in a reduction of carrying value and a charge to earnings in the amount of $834,000. For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary.  The Company reviews its position quarterly and has asserted that at December 31, 2007, the declines outlined in the above table for debt securities represent temporary declines due to interest rate changes that are not expected to result in the non-collection of principal and interest during the period.  In addition, the Company does have the intent and ability to hold those securities either to maturity or to allow a market recovery.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary.

The amortized cost and estimated fair value of debt securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
(In Thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$75	$75	$50	$50
Due after one year to five years	800	790	123	124
Due after five years to ten years	395	421	90	90
Due after ten years	196,680	195,200	14	15
Total	$197,950	$196,486	$277	$279

Total gross proceeds from sales of securities available for sale were $60,485,000, $76,249,000, and $123,546,000 for 2007, 2006, and 2005, respectively.  The following table represents gross realized gains and losses on those transactions:

(In Thousands)	2007	2006	2005
Gross realized gains:
U.S. Government and agency securities	$68	$—	$128
State and political securities	840	1,248	819
Other debt securities	2	—	—
Equity securities	772	1,655	2,209
Total gross realized gains	$1,682	$2,903	$3,156

Gross realized losses:
U.S. Government and agency securities	$902	$913	$791
State and political securities	—	302	116
Other debt securities	—	—	59
Equity securities	834	9	—
Total gross realized losses	$1,736	$1,224	$966

Investment securities with a carrying value of approximately $97,647,000 and $64,821,000 at December 31, 2007 and 2006, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

There is no concentration of investments that exceed ten percent of shareholders’ equity for any individual issuer, excluding those guaranteed by the U.S. Government.

NOTE 4 – LOANS

Major loan classifications as of December 31, 2007 and 2006 are summarized as follows:

	2007
			Past Due
			90 Days
		Past Due	Or More
		30 To 90	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$35,316	$236	$147	$40	$35,739
Real estate mortgage:
Residential	158,424	4,573	110	161	163,268
Commercial	130,692	1,409	88	754	132,943
Construction	16,113	39	—	—	16,152
Installment loans to individuals	12,838	459	20	—	13,317
	353,383	$6,716	$365	$955	361,419
Less: Net deferred loan fees	941				941
Allowance for loan losses	4,130				4,130
Loans, net	$348,312				$356,348

	2006
			Past Due
			90 Days
		Past Due	Or More
		30 To 90	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$36,122	$764	$109	$—	$36,995
Real estate mortgage:
Residential	156,976	1,050	8	185	158,219
Commercial	133,813	1,406	—	185	135,404
Construction	16,695	54	—	—	16,749
Installment loans to individuals	13,687	346	2	—	14,035
	357,293	$3,620	$119	$370	361,402
Less: Net deferred loan fees	1,018				1,018
Allowance for loan losses	4,185				4,185
Loans, net	$352,090				$356,199

Impaired loans totaled $1,477,000 and $574,000 at December 31, 2007 and 2006, respectively.  The portion of the allowance for loan losses allocated for impaired loans was $102,000 and $42,000 at

December 31, 2007 and 2006. The average recorded investment in impaired loans during the years ended December 31, 2007 and 2006 was approximately $1,130,000 and $504,000, respectively.  There were no impaired loans for the year ended December 31, 2005.

The Company recognized interest income on impaired loans in the amount of $42,000 and $72,000 for the years ended December 31, 2007 and 2006, respectively. On a cash basis, interest income on impaired loans amounted to $29,000 and $58,000 for the years ended December 31, 2007 and 2006, respectively.

No additional funds are committed to be advanced in connection with impaired loans.

Loans on which the accrual of interest has been discontinued or reduced, exclusive of impaired loans,  amounted to approximately $955,000 and $370,000 at December 31, 2007 and 2006, respectively.  If interest had been recorded based on the original loan agreement terms and rate of interest for those loans, income would have approximated $87,000, $23,000, and $39,000 for the years ended December 31, 2007, 2006, and 2005, respectively.  Interest income on such loans, is recorded as received and amounted to approximately $17,000, $15,000, and $18,000, for the years ended December 31, 2007, 2006, and 2005, respectively.

Changes in the allowance for loan losses for the years ended December 31, are as follows:

(In Thousands)	2007	2006	2005

Balance, beginning of year	$4,185	$3,679	$3,338
Provision charged to operations	150	635	720
Loans charged off	(304)	(327)	(446)
Recoveries	99	198	67
Balance, end of year	$4,130	$4,185	$3,679

The Company has a concentration of loans to both owners of commercial and residential rental properties at December 31, 2007 and 2006 of 14.43% and 15.38% and 14.56% and 15.82% of total loans , respectively.

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central Pennsylvania.  Although the Company has a diversified loan portfolio at December 31, 2007 and 2006, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

NOTE 5 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31:

(In Thousands)	2007	2006

Land	$1,391	$1,370
Premises	6,218	6,038
Furniture and equipment	5,356	4,844
Leasehold improvements	815	811
Total	13,780	13,063
Less accumulated depreciation and amortization	7,006	6,326
Net premises and equipment	$6,774	$6,737

Depreciation and amortization charged to operations for the years ended 2007, 2006, and 2005 was $680,000, $744,000, and $549,000, respectively.

NOTE 6 – GOODWILL

As of December 31, 2007, 2006, and 2005 goodwill had a gross carrying value of $3,308,000 and accumulated amortization of $276,000 resulting in a net carrying amount of $3,032,000.

The gross carrying amount of goodwill is tested for impairment in the third quarter of each fiscal year.  Based on fair value of the reporting unit, estimated using the expected present value of future cash flows, there was no evidence of impairment of the carrying amount at December 31, 2007 and 2006, repectively.

NOTE 7 – TIME DEPOSITS

Time deposits of $100,000 or more totaled approximately $59,424,000 on December 31, 2007 and $49,793,000 on December 31, 2006.  Interest expense related to such deposits was approximately $3,216,000, $1,873,000, and $1,417,000, for the years ended December 31, 2007, 2006, and 2005, respectively.  There were no individual retirement accounts in excess of $250,000 as of December 31, 2007 and 2006.  Time certificates of deposits in excess of $100,000 and individual retirement accounts in excess of $250,000 are not federally insured.

At December 31, 2007, the scheduled maturities on time deposits of $100,000 or more are as follows:

(In Thousands)	2007

Three months or less	$22,258
Three months to six months	13,724
Six months to twelve months	17,554
Over twelve months	5,888
Total	$59,424

Total time deposit maturities are as follows:

(In Thousands)	2007

2008	$157,621
2009	18,702
2010	5,670
2011	2,409
2012	655
Thereafter	625
Total	$185,682

NOTE 8 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and FHLB advances which generally represent overnight or less than six month borrowings.  In addition to the outstanding balances noted below, the Bank also had additional lines of credit totaling $29,539,000 available from correspondent banks other than the FHLB.  The outstanding balances and related information for short-term borrowings are summarized as follows:

(In Thousands)	2007	2006	2005
Repurchase Agreements:
Balance at year end	$17,155	$15,991	$15,263
Maximum amount outstanding at any month end	19,058	19,916	16,754
Average balance outstanding during the year	16,746	16,028	14,268
Weighted-average interest rate:
At year end	3.37%	3.96%	2.74%
Paid during the year	3.69%	3.55%	2.19%

Open Repo Plus:
Balance at year end	$38,160	$18,706	$1,740
Maximum amount outstanding at any month end	38,895	43,040	24,990
Average balance outstanding during the year	19,299	15,301	10,765
Weighted-average interest rate:
At year end	4.32%	5.40%	4.25%
Paid during the year	5.09%	5.07%	3.33%

Short-Term FHLB:
Balance at year end	$—	$—	$37,000
Maximum amount outstanding at any month end	15,000	—	37,000
Average balance outstanding during the year	771	3,283	7,081
Weighted-average interest rate:
At year end	—	—	4.24%
Paid during the year	5.06%	4.82%	3.66%

NOTE 9 – LONG TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2007 and 2006:

(In Thousands)	2007	2006

Variable rate of 4.49%, maturing in 2007	$—	$5,000
Variable rates between 3.14% and 5.56%, maturing in 2008	29,600	29,600
Variable rate of 5.06%, maturing in 2009	—	5,000
Variable rates between 3.98% and 6.65%, maturing in 2010	15,000	5,000
Variable rates between 4.25% and 4.72%, maturing in 2011	10,000	10,000
Variable rates between 3.68% and 4.43%, maturing in 2012	15,000	5,000
Variable rate of 3.74%, maturing in 2013	5,000	5,000
Variable rate of 3.97%, maturing in 2015	10,000	10,000
Variable rates between 4.15% and 4.28%, maturing in 2017	20,000	—
Fixed rates between 2.67% and 3.13%, maturing in 2007	—	6,500
Fixed rate of 6.92%, maturing in 2011	500	500
Fixed rate of 5.87%, maturing in 2013	528	528
Fixed rate of 6.92%, maturing in 2015	750	750
Total	$106,378	$82,878

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

The Bank maintains a credit arrangement, which includes a revolving line of credit with the FHLB.  Under this credit arrangement, the Bank has a remaining borrowing capacity of $75,515,000 at December 31, 2007, which is subject to annual renewal, and typically incurs no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of the Bank which consist principally of first mortgage loans and mortgage-backed securities.

NOTE 10 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax position at December 31, 2007 and 2006:

(In Thousands)	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,404	$1,292
Deferred compensation	408	386
Pension	870	517
Loan fees and costs	320	346
Investment securities allowance	278	2
Unrealized loss on available for sale securities	1,112	—
Low income housing credit carryforwrds	827	—
Other	212	134
Total	5,431	2,677

Deferred tax liabilities:
Bond accretion	44	49
Depreciation	117	85
Amortization	451	376
Unrealized gains on available for sale securities	—	1,102
Total	612	1,612

Deferred tax asset, net	$4,819	$1,065

No valuation allowance was established at December 31, 2007 and 2006, in the view of the Company’s ability to carry back taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earning potential.

The provision for income taxes is comprised of the following:

(In Thousands)	2007	2006	2005

Currently payable	$1,758	$2,112	$3,188
Deferred (benefit) expense	(1,121)	(151)	36

Total provision	$637	$1,961	$3,224

A reconciliation between the expected income tax and the effective income tax rate on income before income tax provision follows:

	2007		2006		2005
(In Thousands)	Amount	%	Amount	%	Amount	%

Provision at expected rate	$3,235	34.0%	$3,947	34.0%	$4,803	34.0%
Decrease in tax resulting from:
Tax-exempt income	(1,512)	(15.9)	(1,425)	(12.3)	(1,275)	(9.0)
Tax credits	(1,048)	(11.0)	(363)	(3.1)	(177)	(1.3)
Other, net	(38)	(0.4)	(198)	(1.7)	(127)	(0.9)

Effective income tax and rate	$637	6.7%	$1,961	16.9%	$3,224	22.8%

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

The following table sets forth the obligation and funded status as of December 31:

(In Thousands)	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$8,510	$8,780
Service cost	466	467
Interest cost	486	434
Actuarial loss (gain)	80	(785)
Benefits paid	(210)	(186)
Other, change in actuarial assumptions	1,118	(200)
Benefit obligation at end of year	10,450	8,510

Change in plan assets
Fair value of plan assets at beginning of year	6,990	6,011
Actual return on plan assets	531	629
Employer contribution	580	550
Benefits paid	(210)	(186)
Expenses paid	—	(14)
Fair value of plan assets at end of year	7,891	6,990
Funded status	$(2,559)	$(1,520)

Accounts recognized on balance sheet as:
Total liabilities	$(2,559)	$(1,520)

Amounts not yet recognized as a component of net periodic pension cost:
Amounts recognized in accumulated other comprehensive income (loss) consists of:
Net transition asset	$(12)	$(15)
Prior service cost	153	179
Net loss	1,942	713
Total	$2,083	$877

The accumulated benefit obligation for the Plan was $7,835,000 and $6,451,000 at December 31, 2007 and 2006, respectively.

Components of Net Periodic Cost and Other Amounts Recognized in other Comprehensive Income as of December 31, 2007, 2006, and 2005, respectively, are as follows:

(In Thousands)	2007	2006	2005
Net periodic pension cost:
Service cost	$467	$467	$505
Interest cost	486	434	446
Expected return on plan assets	(562)	(485)	(402)
Amortization of transition asset	(3)	(3)	(2)
Amortization of prior service cost	26	26	25
Amortization of unrecognized net loss	—	22	65
Net periodic benefit cost	$414	$461	$637

The estimated net transition asset and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $3,000 and $25,000, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31:

	2007	2006	2005
Discount rate	6.00%	5.75%	5.50%
Rate of compensation increase	5.00%	4.75%	4.50%

Weighted-average assumptions used to determine net periodic cost for years ended December 31:

	2007	2006	2005
Discount rate	5.75%	5.50%	5.75%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.75%	4.50%	4.75%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Plan’s weighted-average asset allocations at December 31 by asset category are as follows:

Asset Category	2007	2006
Cash	0.2%	0.4%
Fixed income securities	39.6%	39.2%
Equity	60.2%	60.4%
Total	100.0%	100.0%

The investment objective for the Plan is to maximize total return with tolerance for slightly above average risk, meaning the fund is able to tolerate short-term volatility to achieve above-average returns over the long term.

Asset allocation favors equities, with target allocation of approximately 60% equity securities, 37.5% fixed income securities and 2.5% cash.  Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between the acceptable ranges.  The equity portfolio’s exposure is primarily in mid and large capitalization domestic equities with limited exposure to small capitalization and international stocks.

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

The following benefit payments that reflect expected future service, as appropriate, are expected to be paid:

(In Thousands)

Estimated future benefit payments(in thousands):

2008	$256
2009	299
2010	320
2011	346
2012	519
2013-2017	3,043

$4,783

The company expects to contribute $450,000 to its Pension Plan in 2008.

401(k) Savings Plan

The Company also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Company may make matching contributions equal to a discretionary percentage that is determined by the Board of Directors.  Participants are at all times fully vested in their contributions and vest over a period of five years regarding the employer contribution.  Contribution expense was approximately $97,000, $96,000, and $80,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan whereby participating directors elect to forego directors’ fees paid in cash.  Under this plan, the Company will make payments for a ten-year period beginning at age 65 in most cases or at death, if earlier, at which time payments would be made to their designated beneficiaries.

To fund benefits under the deferred compensation plan, the Company has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company.  The Company incurred expenses related to the plan of $84,750, $69,000, and $69,000 for the years ended December 31, 2007, 2006, and 2005, respectively.  Benefits paid under the plan were approximately $125,000, $122,000, and $112,000 in 2007, 2006, and 2005 respectively.

NOTE 12 – EMPLOYEE STOCK PURCHASE PLAN

Effective April 26, 2006 the Company implemented the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  There were 3,090 and 1,355 shares issued under the plan for the years ended December 31, 2007 and 2006, respectively.

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

A summary of the status of the Company’s common stock option plans are presented below:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	11,972	$37.41	11,972	$37.41
Granted	—	—	—	—
Exercised	(330)	24.72	—	—
Forfeited	(729)	40.29	—	—

Outstanding, end of year	10,913	37.60	11,972	37.41

Options exercisable at year-end	10,913	$37.60	11,972	$37.41

The following table summarizes information about nonqualified and incentive stock options outstanding at December 31, 2007:

	Outstanding			Exercisable
			Average		Average
		Average	Exercise		Exercise
Exercise Price	Shares	Life	Price	Shares	Price
$40.29	8,273	1	$40.29	8,273	$40.29
31.82	1,650	2	31.82	1,650	31.82
24.72	990	3	24.72	990	24.72

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

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31:

	Beginning			Ending
(In Thousands)	Balance	Additions	Payments	Balance

2007	$9,742	$1,711	$2,118	$9,335
2006	9,635	2,001	1,894	9,742

Deposits from related parties held by the Company amounted to $7,796,000 at December 31, 2007 and $4,653,000 at December 31, 2006.

NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES

The following schedule of future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2007:

(In Thousands)

2008	$396
2009	326
2010	288
2011	202
2012	180
Thereafter	1,427
Total	$2,819

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities.  Total rental expense for all operating leases for the years ended December 31, 2007, 2006, and 2005 were $423,000, $380,000, and $361,000 respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31:

(In Thousands)	2007	2006

Commitments to extend credit	$74,349	$61,736
Standby letters of credit	974	1,033

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

As of December 31, 2007 and 2006, the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios must be at least 10%, 6%, and 5%, respectively.

The Company’s and the Bank’s actual capital ratios are presented in the following tables, which shows that both met all regulatory capital requirements.

Consolidated Company

	2007		2006
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$70,381	18.0%	$74,342	20.2%
For Capital Adequacy Purposes	31,280	8.0	29,299	8.0
To Be Well Capitalized	39,100	10.0	36,623	10.0

Tier I Capital
(to Risk-weighted Assets)

Actual	$66,251	16.9%	$68,931	18.8%
For Capital Adequacy Purposes	15,640	4.0	14,649	4.0
To Be Well Capitalized	23,460	6.0	21,974	6.0

Tier I Capital
(to Average Assets)

Actual	$66,251	10.8%	$68,931	11.8%
For Capital Adequacy Purposes	24,664	4.0	23,332	4.0
To Be Well Capitalized	30,830	5.0	29,165	5.0

Bank

	2007		2006
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$57,295	15.1%	$57,260	16.2%
For Capital Adequacy Purposes	30,350	8.0	28,243	8.0
To Be Well Capitalized	37,938	10.0	35,304	10.0

Tier I Capital
(to Risk-weighted Assets)

Actual	$53,165	14.0%	$52,860	15.0%
For Capital Adequacy Purposes	15,175	4.0	14,121	4.0
To Be Well Capitalized	22,763	6.0	21,182	6.0

Tier I Capital
(to Average Assets)

Actual	$53,165	8.8%	$52,860	9.3%
For Capital Adequacy Purposes	24,124	4.0	22,671	4.0
To Be Well Capitalized	30,155	5.0	28,339	5.0

NOTE 18 – REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks to the additional paid in capital of the Bank.  Accordingly, at December 31, 2007, the balance in the additional paid in capital account totaling $11,657,000 is unavailable for dividends.

The Bank is subject to regulatory restrictions, which limit its ability to loan funds to Penns Woods Bancorp, Inc.  At December 31, 2007, the regulatory lending limit amounted to approximately $5,780,000.

Cash and Due from Banks

Included in cash and due from banks are reserves required by the district Federal Reserve Bank of $1,009,000 and $990,000 at December 31, 2007 and 2006.  The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

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

The estimated fair values of the Company’s financial instruments are as follows at December 31:

	2007		2006
	Carrying	Fair	Carrying	Fair
(In Thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$15,433	$15,433	$15,373	$15,373
Investment securitites:
Available for sale	214,455	214,455	185,200	185,200
Held to maturity	277	279	283	286
Loans held for sale	4,214	4,214	3,716	3,716
Loans, net	356,348	357,628	356,199	356,788
Bank-owned life insurance	12,375	12,375	11,346	11,346
Accrued interest receivable	3,343	3,343	2,939	2,939

Financial liabilities:
Interest-bearing deposits	$314,351	$314,501	$322,031	$320,906
Noninterest-bearing deposits	74,671	74,671	73,160	73,160
Short-term borrowings	55,315	55,315	34,697	34,697
Long-term borrowings, FHLB	106,378	106,154	82,878	82,050
Accrued interest payable	1,744	1,744	1,532	1,532

Cash and Cash Equivalents, Loans Held for Sale, Accrued Interest Receivable, Short-term Borrowings, and Accrued Interest Payable:

The fair value is equal to the carrying value.

Investment Securities:

The fair value of investment securities available for sale and held to maturity is equal to the available quoted market price.  If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.  Regulatory stocks fair value is equal to the carrying value.

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of December 31, 2007 and 2006.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the estimated fair value of off-balance sheet items at December 31, 2007 and 2006, respectively.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 16.

NOTE 20- PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31, (In Thousands)	2007	2006

ASSETS
Cash	$15	$41
Investment in subsidiaries:
Bank	56,971	57,790
Nonbank	13,473	16,595
Other assets	234	234

Total Assets	$70,693	$74,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$134	$66
Shareholders’ equity	70,559	74,594

Total liability and shareholders’ equity	$70,693	$74,660

CONDENSED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31, (In Thousands)	2007	2006	2005

Operating income:
Dividends from subsidiaries	$8,039	$9,890	$7,311
Equity in undistributed net income of subsidiaries	1,152	53	3,822

Operating expenses:	(314)	(296)	(232)

Net income	$8,877	$9,647	$10,901

CONDENSED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, (In Thousands)	2007	2006	2005

OPERATING ACTIVITIES
Net income	$8,877	$9,647	$10,901
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(1,152)	(53)	(3,822)
Other, net	67	(30)	(70)
Net cash provided by operating activities	7,792	9,564	7,009

INVESTING ACTIVITIES
Additional investment in subsidiaries	—	—	(637)

FINANCING ACTIVITIES
Dividends paid	(6,953)	(6,802)	(6,225)
Issuance of common stock	99	49	—
Proceeds from exercise of stock options	8	—	105
Purchase of treasury stock	(972)	(2,929)	(546)
Net cash used for financing activities	(7,818)	(9,682)	(6,666)

NET DECREASE IN CASH	(26)	(118)	(294)
CASH, BEGINNING OF YEAR	41	159	453
CASH, END OF YEAR	$15	$41	$159

NOTE 21 – CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, Except Per Share Data)	For The Three Months Ended
2007	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$8,679	$8,793	$8,977	$9,500
Interest expense	3,939	3,999	4,112	4,397

Net interest income	4,740	4,794	4,865	5,103

Provision for loan losses	40	10	10	90
Non-interest income	1,648	1,893	2,006	1,985
Securities gains (losses), net	326	293	—	(673)
Non-interest expenses	4,128	4,340	4,430	4,418

Income before income tax provision	2,546	2,630	2,431	1,907
Income tax provision (benefit)	265	295	109	(32)

Net income	$2,281	$2,335	$2,322	$1,939

Earnings per share - basic	$0.59	$0.60	$0.59	$0.50

Earnings per share - diluted	$0.59	$0.60	$0.59	$0.50

(In Thousands, Except Per Share Data)	For The Three Months Ended
2006	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$8,022	$8,347	$8,547	$8,837
Interest expense	3,189	3,421	3,707	3,893

Net interest income	4,833	4,926	4,840	4,944

Provision for loan losses	198	198	89	150
Non-interest income	1,778	1,951	1,826	1,795
Securities gains, net	559	265	561	294
Non-interest expenses	3,951	4,078	4,114	4,186
Income before income tax provision	3,021	2,866	3,024	2,697
Income tax provision	566	432	560	403

Net income	$2,455	$2,434	$2,464	$2,294

Earnings per share - basic	$0.62	$0.62	$0.62	$0.59

Earnings per share - diluted	$0.62	$0.62	$0.62	$0.59

ITEM 9           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A        CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Principal Accounting Officer (the Principal Financial Officer), has evaluated the effectiveness as of December 31, 2007 of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by  management or employees in the normal course of performing their assigned functions.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because there were no material weaknesses discovered, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

S.R. Snodgrass, A.C. an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K, as part of the audit, has issued a report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Date: March 11, 2008	/s/ Ronald A. Walko	/s/ Brian L. Knepp
	Chief Executive Officer	Principal Accounting Officer
(Principal Financial Officer)

[LETTERHEAD OF S. R. SNODGRASS, A.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Penns Woods Bancorp, Inc.

We have audited the consolidated balance sheets of Penns Woods Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  We also have audited Penns Woods Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements include examining, on a text basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, Penns Woods Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ S. R. Snodgrass, A.C.

Wexford, Pennsylvania

March 10, 2008

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under the captions “The Board of Directors and Committees,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Principal Officers of the Corporation,” “Certain Transactions,” and “Audit Committee Financial Expert” in the Company’s Proxy Statement dated March 25, 2008 (the “Proxy Statement”) is incorporated herein by reference.

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

Total loans outstanding from the Bank at December 31, 2007 to the Company’s and the Bank’s Officers and Directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $9,335,000 or approximately 13.23% of the total equity capital of the Company.  Loans to such persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features.  See also the information appearing in Note 14 to the Consolidated Financial Statements included elsewhere in the Annual Report.

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

(b) Exhibits
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

(10) (vii)	Employment Agreement, dated January 11, 1999, among Penns Woods Bancorp, Inc. , Jersey Shore State Bank and William H. Rockey.*
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31) (i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31) (ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principle Accounting Officer.
(32) (i)	Section 1350 Certification of Chief Executive Officer.

(32) (ii)	Section 1350 Certification of Principle Accounting Officer.

* Denotes compensatory plan or arrangement.

EXHIBIT INDEX

(10) (vii)	Employment Agreement, dated January 11, 1999, among Penns Woods Bancorp, Inc. , Jersey Shore State Bank and William H. Rockey.
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31) (i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31) (ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principle Accounting Officer.
(32) (i)	Section 1350 Certification of Chief Executive Officer.
(32) (ii)	Section 1350 Certification of Principle Accounting Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2008	PENNS WOODS BANCORP, INC.

	BY:	/s/ Ronald A. Walko
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Ronald A. Walko
Ronald A. Walko, President, Chief Executive	March 11, 2008
Officer and Director (Principal Executive Officer)

/s/ Brian L. Knepp
Brian L. Knepp, Principal Accounting Officer	March 11, 2008

/s/ Lynn S. Bowes
Lynn S. Bowes, Director	March 11, 2008

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 11, 2008

/s/ H. Thomas Davis, Jr.
H. Thomas Davis, Jr., Director	March 11, 2008

/s/ James M. Furey, II
James M. Furey II, Director	March 11, 2008

/s/ D. Michael Hawbaker
D. Michael Hawbaker, Director	March 11, 2008

/s/ Leroy H. Keiler III
Leroy H. Keiler III, Director	March 11, 2008

/s/ Jay H. McCormick
Jay H. McCormick, Director	March 11, 2008

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Director	March 11, 2008

/s/ James E. Plummer
James E. Plummer, Director	March 11, 2008

/s/ William H. Rockey
William H. Rockey, Sr. Vice President & Director	March 11, 2008

/s/ Hubert A. Valencik
Hubert A. Valencik, Director	March 11, 2008