Form 10-Q
period 2008-03-31
PENNS WOODS BANCORP INC
filed 2008-05-09
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2008.

☐	Transition report pursuant to Section 13 or 15 (d) of the Exchange Act for the Transition Period from to .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒                 NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer☐	Small reporting company ☐
Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐                 NO ☒

On May 1, 2008 there were 3,867,722 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share Data)	2008	2007

ASSETS
Noninterest-bearing balances	$16,440	$15,417
Interest-bearing deposits in other financial institutions	12	16
Total cash and cash equivalents	16,452	15,433

Investment securities, available for sale, at fair value	207,777	214,455
Investment securities held to maturity (fair value of $281 and $279)	279	277
Loans held for sale	3,254	4,214
Loans	357,609	360,478
Less: Allowance for loan losses	4,154	4,130
Loans, net	353,455	356,348
Premises and equipment, net	7,381	6,774
Accrued interest receivable	3,122	3,343
Bank-owned life insurance	13,209	12,375
Investment in limited partnerships	5,261	5,439
Goodwill	3,032	3,032
Other assets	17,794	6,448
TOTAL ASSETS	$631,016	$628,138

LIABILITIES
Interest-bearing deposits	$324,463	$314,351
Noninterest-bearing deposits	71,662	74,671
Total deposits	396,125	389,022

Short-term borrowings	61,766	55,315
Long-term borrowings, Federal Home Loan Bank (FHLB)	96,778	106,378
Accrued interest payable	1,626	1,744
Other liabilities	5,567	5,120
TOTAL LIABILITIES	561,862	557,579

SHAREHOLDERS’ EQUITY
Common stock, par value $8.33, 10,000,000 shares authorized; 4,007,652 and 4,006,934 shares issued	33,397	33,391
Additional paid-in capital	17,904	17,888
Retained earnings	27,620	27,707
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(3,366)	(2,159)
Defined benefit plan	(1,375)	(1,375)
Less: Treasury stock at cost, 135,599 and 131,302 shares	(5,026)	(4,893)
TOTAL SHAREHOLDERS’ EQUITY	69,154	70,559
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$631,016	$628,138

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2008	2007

INTEREST AND DIVIDEND INCOME
Loans including fees	$6,380	$6,423
Investment Securities:
Taxable	1,190	823
Tax-exempt	1,226	1,111
Dividend and other interest income	252	322
TOTAL INTEREST AND DIVIDEND INCOME	9,048	8,679

INTEREST EXPENSE
Deposits	2,541	2,512
Short-term borrowings	429	505
Long-term borrowings, FHLB	1,197	922
TOTAL INTEREST EXPENSE	4,167	3,939

NET INTEREST INCOME	4,881	4,740

PROVISION FOR LOAN LOSSES	60	40

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,821	4,700

NON-INTEREST INCOME
Deposit service charges	570	541
Securities gains, net	38	326
Bank-owned life insurance	155	115
Gain on sale of loans	152	138
Insurance commissions	580	438
Other	419	416
TOTAL NON-INTEREST INCOME	1,914	1,974

NON-INTEREST EXPENSE
Salaries and employee benefits	2,451	2,281
Occupancy, net	338	331
Furniture and equipment	285	286
Pennsylvania shares tax	105	161
Other	1,266	1,069
TOTAL NON-INTEREST EXPENSE	4,445	4,128

INCOME BEFORE INCOME TAX PROVISION	2,290	2,546
INCOME TAX PROVISION	159	265
NET INCOME	$2,131	$2,281

EARNINGS PER SHARE - BASIC	$0.55	$0.59

EARNINGS PER SHARE - DILUTED	$0.55	$0.59

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,874,741	3,897,480

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,874,931	3,897,818

DIVIDENDS PER SHARE	$0.46	$0.44

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS'
(In Thousands Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2007	4,006,934	$33,391	$17,888	$27,707	$(3,534)	$(4,893)	$70,559

Comprehensive Income:
Net income				2,131			2,131
Unrealized loss on investments available for sale, net of reclassification adjustment, net of income tax benefit of $622					(1,207)		(1,207)
Total comprehensive income							924
Dividends declared, ($0.46 per share)				(1,781)			(1,781)
Purchase of treasury stock (4,297 shares)						(133)	(133)
Cumulative effect of change in accounting for postretirement benefits				(437)			(437)
Common shares issued for employee stock purchase plan	718	6	16				22
Balance, March 31, 2008	4,007,652	$33,397	$17,904	$27,620	$(4,741)	$(5,026)	$69,154

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS'
(In Thousands Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2006	4,003,514	$33,362	$17,810	$25,783	$1,560	$(3,921)	$74,594

Comprehensive Income:
Net income				2,281			2,281
Unrealized loss on investments available for sale, net of reclassification adjustment, net of income tax benefit of $337					(653)		(653)
Total comprehensive income							1,628
Dividends declared, ($0.44 per share)				(1,714)			(1,714)
Purchase of treasury stock (10,030 shares)						(357)	(357)
Stock options exercised	330	3	5				8
Common shares issued for employee stock purchase plan	672	6	17				23
Balance, March 31, 2007	4,004,516	$33,371	$17,832	$26,350	$907	$(4,278)	$74,182

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2008	2007

Net Income	$2,131	$2,281
Other comprehensive loss:
Change in net unrealized losses on available for sale securities	(1,791)	(664)
Less: Reclassification adjustment for net gains included in net income	38	326
Other comprehensive loss before tax	(1,829)	(990)
Income tax benefit related to other comprehensive loss	(622)	(337)
Other comprehensive loss, net of tax	(1,207)	(653)
Comprehensive income	$924	$1,628

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands)	2008	2007

OPERATING ACTIVITIES
Net Income	$2,131	$2,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157	179
Provision for loan losses	60	40
Accretion and amortization of investment security discounts and premiums	(284)	(232)
Securities gains, net	(38)	(326)
Originations of loans held for sale	(6,400)	(5,289)
Proceeds of loans held for sale	7,512	6,147
Gain on sale of loans	(152)	(138)
Increases in bank-owned life insurance	(155)	(440)
Other, net	(702)	(64)
Net cash provided by operating activities	2,129	2,158
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	17,737	13,110
Proceeds from calls and maturities	1,887	1,769
Purchases	(23,912)	(13,277)
Net decrease in loans	2,833	2,786
Acquisition of bank premises and equipment	(764)	(184)
Proceeds from the sale of foreclosed assets	11	—
Purchase of bank-owned life insurance	(679)	(325)
Proceeds from redemption of regulatory stock	1,161	132
Purchases of regulatory stock	(1,446)	(881)
Net cash (used for) provided by investing activities	(3,172)	3,130
FINANCING ACTIVITIES
Net increase (decrease) in interest-bearing deposits	10,112	(8,110)
Net decrease in noninterest-bearing deposits	(3,009)	(2,232)
Proceeds of long-term borrowings, FHLB	—	10,000
Repayment of long-term borrowings, FHLB	(9,600)	(11,500)
Net increase in short-term borrowings	6,451	6,476
Dividends paid	(1,781)	(1,714)
Issuance of common stock	22	23
Stock options exercised	—	8
Purchase of treasury stock	(133)	(357)
Net cash provided by (used for) financing activities	2,062	(7,406)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,019	(2,118)
CASH AND CASH EQUIVALENTS, BEGINNING	15,433	15,373
CASH AND CASH EQUIVALENTS, ENDING	$16,452	$13,255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$4,285	$4,099
Income taxes paid	150	200
Transfer of loans to foreclosed real estate	—	—

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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for the fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 41 through 47 of the Annual Report on Form 10-K for the year ended December 31, 2007.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01 (b) (8) of Regulation S-X.

Note 2. Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities.  The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value.  The Standard does not expand the use of fair value in any new circumstances.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement 157 to FASB Statement No. 13

and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS 157.  Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  On January 1, 2008, the Company adopted FAS 157 which did not have a material effect on the Company’s results of operations or financial position, see Note 8.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115(“FAS 159”), which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  FAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS 157.  On January 1, 2008, the Company adopted FAS 159 which did not have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51(“FAS 160”).  FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.   FAS 160 is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit.  EITF 06-4 requires that, for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  On January 1, 2008, the Company adopted

EITF 06-04 which resulted in an adjustment to retained earnings and an associated liability in the amount of $437,000.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. On January 1, 2008, the Company adopted EITF 06-10 which did not have a material effect on the Company’s results of operations or financial position.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital.  EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  On January 1, 2008, the Company adopted EITF 06-11 which did not have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”), to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FAS 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

	Three Months Ended March 31,
	2008	2007

Weighted average common shares outstanding	4,007,176	4,003,936

Average treasury stock shares	(132,435)	(106,456)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,874,741	3,897,480

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	190	338

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,874,931	3,897,818

Options to purchase 8,273 shares of common stock at the price of $40.29 were outstanding during the three months ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the market price as of March 31, 2008 and 2007, respectively.

Note 4.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2007.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
(In Thousands)	2008	2007

Service cost	$137	$117
Interest cost	152	121
Expected return on plan assets	(157)	(140)
Amortization of transition	(1)	(1)
Amortization of prior service cost	6	6
Amortization of net loss	14	—
Net periodic cost	$151	$103

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2007, that it expected to contribute $450,000 to its defined benefit plan in 2008.  As of March 31, 2008, there were no contributions made to the plan.

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

Outstanding financial instruments with off balance sheet risk are as follows:

	March 31,	December 31,
(In Thousands)	2008	2007
Commitments to extend credit	$69,402	$74,349
Standby letters of credit	975	974

Note 6.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

Note 7.  Employee Stock Purchase Plan

The Company issues shares under the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”) which is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the three months ended March 31, 2008 and 2007, there were 718 and 672 shares issued under the plan, respectively.

Note 8.  Fair Value Measurements

Effective January 1, 2008, the Company adopted FAS 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. FAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by FAS 157 hierarchy are as follows:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:

Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III:

Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of March 31, 2008 by level within the fair value hierarchy. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2008
(In Thousands)	Level I	Level II	Level III	Total

Assets:
Investment Securities, available-for-sale	$—	$207,777	$—	$207,777

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2008 and 2007

Summary Results

Net income for the three months ended March 31, 2008 was $2,131,000 compared to $2,281,000 for the same period of 2007.  Basic and diluted earnings per share for the three months ended March 31, 2008 were $0.55 as compared to $0.59 for the three months ended March 31, 2007.  Return on average assets and return on average equity were 1.36% and 12.01% for the three months ended March 31, 2008 as compared to 1.56% and 12.13% for the corresponding period of 2007.  Net income from core operations (“operating earnings”), which excludes after-tax securities gains of $25,000 and $215,000 for the three months ended March 31, 2008 and 2007, increased $40,000 to $2,106,000 for the three months ended March 31, 2008 as compared to $2,066,000 for the same period of 2007.  Operating earnings per share for the three months ended March 31, 2008 increased to $0.54 basic and dilutive as compared to $0.53 for the three months ended March 31, 2007.

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

Interest And Dividend Income

Interest and dividend income for the three months ended March 31, 2008 increased $369,000 to $9,048,000 as compared to $8,679,000 for the same period of 2007.  The increase in interest income was primarily the result of growth in average taxable investment securities of $18,158,000 coupled with a 19 basis point (“bp”) increase in the related security yields for the three months ended March 31, 2008 over the same period of 2007.  The combination of taxable investment security growth and yield increases resulted in a $367,000 increase in taxable interest income. Over the same time frame, the average balance of tax-exempt investment securities increased $11,804,000 with the portfolio yield decreasing 7 bp resulting in a $115,000 increase in tax-exempt interest income.  On a taxable equivalent basis, the interest income from the investment portfolio increased $472,000 due to the investment portfolio being strategically shifted toward tax-exempt instruments.  The decrease in dividends received is the result of a decrease in equity investments.

Interest and dividend income composition for the three months ended March 31, 2008 and 2007 was as follows:

	For The Three Months Ended
	March 31, 2008		March 31, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,380	70.5%	$6,423	74.0%	$(43)	(0.7)%
Investment securities:
Taxable	1,190	13.2	823	9.5	367	44.6
Tax-exempt	1,226	13.5	1,111	12.8	115	10.4
Dividend and other interest income	252	2.8	322	3.7	(70)	(21.7)
Total interest and dividend income	$9,048	100.0%	$8,679	100.0%	$369	4.3%

Interest Expense

Interest expense for the three months ended March 31, 2008 increased $228,000 to $4,167,000 as compared to $3,939,000 for the same period of 2007.  The increased expense associated with deposits is primarily the result of growth in the average time deposit portfolio of $5,166,000 for the three month period ended March 31, 2008 as compared to 2007, offset by a reduction in rate paid of 14 basis points over the same time period.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) actions over the past year, campaigns conducted to attract 8 to 12 month maturity CDs that have resulted in an increased repricing frequency, and decreased average utilization of $9,305,000 in brokered CDs.  Short-term borrowings interest expense decreased $76,000 as the rate paid decreased 150 bp due to the FOMC rate actions over the past year.  Long-term borrowings interest expense increased $275,000 as the average balance of such borrowings increased $24,812,000 for the three months ended March 31, 2008 as compared to the same period of 2007, while the average rate decreased 14 bp to 4.49% for the 2008 period.

Interest expense composition for the three months ended March 31, 2008 and 2007 was as follows:

	For The Three Months Ended
	March 31, 2008		March 31, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,541	61.0%	$2,512	63.8%	$29	1.2%
Short-term borrowings	429	10.3	505	12.8	(76)	(15.0)
Long-term borrowings, FHLB	1,197	28.7	922	23.4	275	29.8
Total interest expense	$4,167	100.0%	$3,939	100.0%	$228	5.8%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended March 31, 2008 was 3.87% as compared to 3.95% for the corresponding period of 2007.  The minimal decrease in the NIM was due to the investment portfolio growth that occurred during the second half of 2007.  Despite this growth being accretive to earnings, return on average assets, and return on average equity, it lowered the net interest margin due to the spread between the yield on assets purchased and the associated funding cost being less than historical levels resulting in a 12 bp decrease in the yield on earning assets.  The yield on total loans decreased to 7.12% from 7.27% due to the impact of the FOMC rate decreases over the past year.  The average investment securities portfolio increased by $29,962,000, as the tax-exempt segment increased to $114,590,000 at March 31, 2008 as compared to $102,786,000 at March 31, 2007.  The growth in the investment portfolio was driven by a strategic initiative in the second half of 2007 to increase tax equivalent net interest income by purchasing fixed rate instruments in anticipation of the decreasing rate environment that is continuing into 2008.  The decrease in the cost of interest bearing liabilities to 3.50% from 3.66% was driven primarily by the FOMC rate actions over the past year that resulted in lower borrowing costs and rates paid on time deposits.  In addition, the shortening of the time deposit portfolio initiated in the early stages of 2007 has resulted in an increasing repricing frequency during this period of decreasing rates.

Following is a schedule of average balances and associated yields for the three month periods ended March 31, 2008 and 2007:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$8,013	$126	6.32%	$8,266	$127	6.23%
All other loans	354,715	6,297	7.14%	352,599	6,339	7.29%
Total loans	362,728	6,423	7.12%	360,865	6,466	7.27%

Taxable investment securities	100,730	1,442	5.73%	82,572	1,144	5.54%
Tax-exempt investment securities	114,590	1,857	6.48%	102,786	1,683	6.55%
Total securities	215,320	3,299	6.13%	185,358	2,827	6.10%

Interest bearing deposits	38	—	0.00%	21	1	19.31%

Total interest-earning assets	578,086	9,722	6.75%	546,244	9,294	6.87%

Other assets	48,692			39,842

Total assets	$626,778			$586,086

Liabilities:
Savings	$58,561	109	0.75%	$58,997	105	0.72%
Super Now deposits	46,367	155	1.34%	44,847	149	1.35%
Money market deposits	23,324	127	2.18%	23,562	125	2.15%
Time deposits	190,927	2,150	4.52%	185,761	2,133	4.66%
Total deposits	319,179	2,541	3.20%	313,167	2,512	3.25%

Short-term borrowings	51,113	429	3.34%	42,283	505	4.84%
Long-term borrowings, FHLB	105,534	1,197	4.49%	80,722	922	4.63%
Total borrowings	156,647	1,626	4.11%	123,005	1,427	4.70%

Total interest-bearing liabilities	475,826	4,167	3.50%	436,172	3,939	3.66%

Demand deposits	70,243			68,222
Other liabilities	9,726			6,459
Shareholders’ equity	70,983			75,233
Total liabilities and shareholders' equity	$626,778			$586,086

Interest rate spread			3.25%			3.21%
Net interest income/margin		$5,555	3.87%		$5,355	3.95%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three month periods ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
(In Thousands)	2008	2007

Total interest income	$9,048	$8,679
Total interest expense	4,167	3,939

Net interest income	4,881	4,740
Tax equivalent adjustment	674	615

Net interest income (fully taxable equivalent)	$5,555	$5,355

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008 vs 2007
	Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$(4)	$3	$(1)
Loans	17	(59)	(42)
Taxable investment securities	259	39	298
Tax-exempt investment securities	191	(17)	174
Interest bearing deposits	1	(2)	(1)
Total interest-earning assets	464	(36)	428

Interest expense:
Savings deposits	(1)	5	4
Super Now deposits	7	(1)	6
Money market deposits	(2)	4	2
Time deposits	138	(121)	17
Short-term borrowings	141	(217)	(76)
Long-term borrowings, FHLB	306	(31)	275
Total interest-bearing liabilities	589	(361)	228
Change in net interest income	$(125)	$325	$200

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2008, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, employment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $4,130,000 at December 31, 2007 to $4,154,000 at March 31, 2008.  At March 31, 2008, the allowance for loan losses was 1.16% of total loans compared to 1.15% of total loans at December 31, 2007.  Management’s conclusion is that the allowance for loan losses is adequate to provide for possible losses inherent in the loan portfolio as of the balance sheet date.

The provision for loan losses totaled $60,000 for the three months ended March 31, 2008, as compared to $40,000 for the same period in 2007.  The stability of the provision was the result of several continuing positive factors, including but not limited to, a ratio of annualized net charge offs to average loans of 0.04%, a ratio of nonperforming loans to total loans of 0.40%, and a ratio of the allowance for loan losses to nonperforming loans of 291.10% at March 31, 2008.  In addition, gross loans have declined $2,869,000 since December 31, 2007 due to a softening of the loan market and the payoff of several commercial loans.

Based upon this analysis, as well as the others noted above, management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in its loan portfolio.

Non-interest Income

Total non-interest income for the three months ended March 31, 2008 compared to the same period in 2007 decreased $60,000 to $1,914,000 due to a $288,000 decrease in net securities gains realized when comparing the three month periods ended March 31, 2008 and 2007.  Excluding net securities gains, non-interest income for the first quarter of 2008 would have increased $228,000 as compared to the 2007 period.  Deposit service charges increased $29,000 as the Company implemented a new fee schedule effective for the first quarter of 2008.  Earnings on bank owned life insurance increased $40,000 as a result of increased holdings as of March 31, 2008 as compared to the 2007 period.

Insurance commissions for the three months ended March 31, 2008 increased $142,000 as compared to the same period in 2007 due to a shift in product mix.  Management of The M Group continues to pursue new and build upon current relationships.  The sales call program continues to expand to other financial institutions, which results in additional revenue for The M Group.  However, the addition of another sales outlet for The M-Group can take up to a year or more to be completed.

Non-interest income composition for the three months ended March 31, 2008 and 2007 were as follows:

	For The Three Months Ended
	March 31, 2008		March 31, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$570	29.8%	$541	27.4%	$29	5.4%
Securities gains, net	38	2.0	326	16.5	(288)	(88.3)
Bank owned life insurance	155	8.1	115	5.8	40	34.8
Gain on sale of loans	152	7.9	138	7.0	14	10.1
Insurance commissions	580	30.3	438	22.2	142	32.4
Other	419	21.9	416	21.1	3	0.6
Total non-interest income	$1,914	100.0%	$1,974	100.0%	$(60)	(3.0)%

Non-interest Expense

Total non-interest expense increased $317,000 for the three months ended March 31, 2008 compared to the same period of 2007.  The increase in salaries and employee benefits was attributable to several items including standard cost of living wage adjustments for employees, increased pension expense, and other benefit costs.  Occupancy expense increased due to increased cost of utilities, maintenance and property taxes. Pennsylvania shares tax decreased $56,000 due to the use of Pennsylvania Enterprise Zone tax credits from a low income housing partnership committed to during 2007.  Other expenses increased primarily due to normal anticipated inflationary adjustments to ongoing business operating costs and the amortization related to the before mentioned low income housing.

Non-interest expense composition for the three months ended March 31, 2008 and 2007 were as follows:

	For The Three Months Ended
	March 31, 2008		March 31, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,451	55.1%	$2,281	55.3%	$170	7.5%
Occupancy, net	338	7.6	331	8.0	7	2.1
Furniture and equipment	285	6.4	286	6.9	(1)	(0.3)
Pennsylvania shares tax	105	2.4	161	3.9	(56)	(34.8)
Other	1,226	28.5	1,069	25.9	197	18.4
Total non-interest expense	$4,445	100.0%	$4,128	100.0%	$317	7.7%

Provision for Income Taxes

Income taxes decreased $106,000 for the three month period ended March 31, 2008 compared to the same period of 2007.  The effective tax rate for the three months ended March 31, 2008 was

6.94% as compared to 10.41% for the same period of 2007.  The decline in the effective tax rate is consistent with management’s repositioning of the investment portfolio from taxable investment securities to tax-exempt investment securities, and the elimination of the allowance for loan loss recapture.  The current effective tax rate has resulted in a deferred tax asset due to the low income housing tax credits.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $1,019,000 from $15,433,000 at December 31, 2007 to $16,452,000 at March 31, 2008 primarily as a result of the following activities during the three months ended March 31, 2008.

Loans Held for Sale

Activity regarding loans held for sale resulted in sale proceeds exceeding loan originations, less $152,000 in realized gains, by $960,000 for the three months ended March 31, 2008.

Loans

Gross loans decreased $2,869,000 since December 31, 2007 due to the early payoff of several large commercial loans coupled with increased competition for commercial loans and a softening of the market.

The allocation of the loan portfolio, by category, as of March 31, 2008 and December 31, 2007 is presented below:

	March 31,	December 31,	Change
(In Thousands)	2008	2007	Amount	%
Commercial, financial and agricultural	$35,557	$35,739	$(182)	(0.5)%
Real estate mortgage:
Residential	167,103	163,268	3,835	2.3
Commercial	126,154	132,943	(6,789)	(5.1)
Construction	16,770	16,152	618	3.8
Installment loans to individuals	12,959	13,317	(358)	(2.7)
Less: Net deferred loan fees	934	941	(7)	(0.7)
Gross loans	$357,609	$360,478	$(2,869)	(0.8)%

The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, amounted to $1,671,000 at March 31, 2008, as compared to $1,477,000 at December

31, 2007.  The valuation allowance related to impaired loans amounted to $76,000 at March 31, 2008 and $102,000 at December 31, 2007.  The increase in impaired loans is from a few commercial relationships, while the decrease in valuation allowance is the result of the charge off of a commercial relationship that had a specific collateral weakness.

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

Investments

The estimated fair value of the investment securities portfolio in total has decreased $6,676,000 since December 31, 2007, while the amortized cost decreased $4,839,000.  The majority of the changes in value occurred within the agency securities and state and municipal segments of the portfolio.  The amortized cost position in state and political securities increased $10,307,000 as the Bank continued its strategy to build call protection, maintain taxable equivalent yields, reduce the effective federal income tax rate, and invest in communities across the Commonwealth of Pennsylvania and the country.  Over the same time period, the above strategy resulted in the amortized cost position of U.S. Government and agency securities to decrease by $16,437,000. The increased level of unrealized losses, which offset the increase in amortized cost, was the result of changes in the yield curve, not credit quality, as the credit quality of the portfolio remains sound.

The amortized cost of investment securities and their estimated fair values are as follows:

	March 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS) U.S. Government and agency securities	$45,945	$848	$(1)	$46,792
State and political securities	129,958	554	(4,025)	126,487
Other debt securities	16,286	130	(444)	15,972
Total debt securities	192,189	1,532	(4,470)	189,251
Equity securities	20,689	486	(2,649)	18,526
Total investment securities AFS	$212,878	$2,018	$(7,119)	$207,777

Held to maturity (HTM)
U.S. Government and agency securities	$14	$1	$—	$15
Other debt securities	265	1	—	266
Total investment securities HTM	$279	$2	$—	$281

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS) U.S. Government and agency securities	$62,382	$522	$—	$62,904
State and political securities	119,651	581	(2,417)	117,815
Other debt securities	15,917	290	(440)	15,767
Total debt securities	197,950	1,393	(2,857)	196,486
Equity securities	19,776	496	(2,303)	17,969
Total investment securities AFS	$217,726	$1,889	$(5,160)	$214,455

Held to maturity (HTM)
U.S. Government and agency securities	$14	$1	$—	$15
Other debt securities	263	1	—	264
Total investment securities HTM	$277	$2	$—	$279

Financing Activities

Deposits

Total deposits increased 1.8% or $7,103,000 from December 31, 2007 to March 31, 2008.  The growth was led by a 19.4% or $4,081,000 increase in money market accounts coupled with growth in savings deposits of 5.7% or $3,228,000 from December 31, 2007 to March 31, 2008.  In addition, time deposit growth of $6,205,000 offset a reduction of $2,712,000 in brokered time deposits.  The utilization of brokered deposits has been lessened due to the ability to attract market area deposits at more favorable terms through the first three months of 2008.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2008		December 31, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$71,662	18.1%	$74,671	19.2%	$(3,009)	(4.0)%
NOW accounts	50,193	12.7	50,883	13.1	(690)	(1.4)
Money market deposits	25,110	6.3	21,029	5.4	4,081	19.4
Savings deposits	59,985	15.1	56,757	14.6	3,228	5.7
Time deposits	183,056	46.3	176,851	45.4	6,205	3.5
Time deposits - brokered	6,119	1.5	8,831	2.3	(2,712)	(30.7)
Total deposits	$396,125	100.0%	$389,022	100.0%	$7,103	1.8%

Borrowed Funds

Total borrowed funds decreased 1.9% to $158,544,000 at March 31, 2008 as compared to $161,693,000 at December 31, 2007.  The decrease in borrowed funds is primarily the result of the previously discussed time deposit gathering campaigns that were utilized to provide funds to reduce the level of higher cost short-term borrowings and to assist in replacing long-term borrowing maturities.  Short-term borrowings increased and long-term borrowings decreased due to the maturity of a borrowing totaling $9,600,000 that carried an average rate of 3.14% offset by a new $10,000,000 FHLB borrowing that matures in April 2008 and carries a rate of 2.05%.

	March 31, 2008		December 31, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$37,980	24.0%	$38,160	23.6%	$(180)	(0.5)%
Short-term borrowings, FHLB	10,000	6.3	—	—	10,000	—
Securities sold under agreement to repurchase	13,786	8.7	17,155	10.6	(3,369)	(19.6)
Total short-term borrowings	61,766	39.0%	55,315	34.2%	6,451	11.7

Long-term borrowings, FHLB	96,778	61.0	106,378	65.8	(9,600)	(9.0)
Total borrowed funds	$158,544	100.0%	$161,693	100.0%	$(3,149)	(1.9)%

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

Capital ratios as of March 31, 2008 and December 31, 2007 were as follows:

	2008		2007
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$70,290	17.7%	$70,381	18.0%
For Capital Adequacy Purposes	31,738	8.0	31,280	8.0
To Be Well Capitalized	39,673	10.0	39,100	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$66,136	16.7%	$66,251	16.9%
For Capital Adequacy Purposes	15,869	4.0	15,640	4.0
To Be Well Capitalized	23,804	6.0	23,460	6.0

Tier I Capital (to Average Assets)

Actual	$66,136	10.6%	$66,251	10.8%
For Capital Adequacy Purposes	24,902	4.0	24,664	4.0
To Be Well Capitalized	31,127	5.0	30,830	5.0

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

4.  Cumulative 1 Year Maturity GAP %, +/- 25 maximum

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $217,690,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $29,327,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $144,758,000 as of March 31, 2008.

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

There have been no substantial changes in the Company’s gap analyses or simulation analyses compared to the information provided in the Company’s Form 10-K for the year ended December 31, 2007.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analyses or simulation analyses compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2007.  Additional information and details are provided in the “Liquidity and Interest Rate Sensitivity” section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month#1 (January 1- January 31, 2008)	—	—	—	—

Month#2 (February 1- February 29, 2008)	—	—	—	—

Month#3 (March 1- March 31, 2008)	4,297	$30.97	4,297	121,773

On April 22, 2008, the Board of Directors extended the authorization to repurchase up to 197,000 shares, or approximately 5%, of the outstanding shares of the Company for an additional year to April 30, 2009.  The repurchase plan was originally for a one year period expiring on April 25, 2007.  To date, there have been 75,227 shares repurchased under this plan.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.          Exhibits

(3) (i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
(3) (ii)	Bylaws of the Registrant’s as presently in effect (incorporated by reference to Exhibit 3(ii) of the Registrant’s Current Report on Form 8-K filed June 17, 2005).
(31) (i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31) (ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32) (i)	Certification of Chief Executive Officer Section 1350.
(32) (ii)	Certification of Principal Financial Officer Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date: May 9, 2008	/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer

Date: May 9, 2008	/s/ Brian L. Knepp
Brian L. Knepp, Vice President of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Principal Financial Officer