Form 10-Q
period 2008-06-30
PENNS WOODS BANCORP INC
filed 2008-08-05
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2008.

☐	Transition report pursuant to Section 13 or 15 (d) of the Exchange Act for the Transition Period from to .

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

On July 28, 2008 there were 3,859,015 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share Data)	2008	2007

ASSETS
Noninterest-bearing balances	$17,193	$15,417
Interest-bearing deposits in other financial institutions	16	16
Total cash and cash equivalents	17,209	15,433

Investment securities, available for sale, at fair value	209,284	214,455
Investment securities held to maturity (fair value of $161 and $279)	160	277
Loans held for sale	3,590	4,214
Loans	365,955	360,478
Less: Allowance for loan losses	4,207	4,130
Loans, net	361,748	356,348
Premises and equipment, net	7,449	6,774
Accrued interest receivable	3,322	3,343
Bank-owned life insurance	13,319	12,375
Investment in limited partnerships	5,083	5,439
Goodwill	3,032	3,032
Other assets	10,308	6,448
TOTAL ASSETS	$634,504	$628,138

LIABILITIES
Interest-bearing deposits	$358,013	$314,351
Noninterest-bearing deposits	79,908	74,671
Total deposits	437,921	389,022

Short-term borrowings	48,081	55,315
Long-term borrowings, Federal Home Loan Bank (FHLB)	76,778	106,378
Accrued interest payable	1,463	1,744
Other liabilities	5,739	5,120
TOTAL LIABILITIES	569,982	557,579

SHAREHOLDERS' EQUITY
Common stock, par value $8.33, 10,000,000 shares authorized; 4,008,833 and 4,006,934 shares issued	33,407	33,391
Additional paid-in capital	17,930	17,888
Retained earnings	27,898	27,707
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(7,860)	(2,159)
Defined benefit plan	(1,375)	(1,375)
Less: Treasury stock at cost, 149,818 and 131,302 shares	(5,478)	(4,893)
TOTAL SHAREHOLDERS' EQUITY	64,522	70,559
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$634,504	$628,138

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2008	2007	2008	2007

INTEREST AND DIVIDEND INCOME
Loans including fees	$6,246	$6,516	$12,625	$12,939
Investment Securities:
Taxable	1,276	924	2,466	1,747
Tax-exempt	1,210	1,052	2,436	2,163
Dividend and other interest income	204	301	457	623
TOTAL INTEREST AND DIVIDEND INCOME	8,936	8,793	17,984	17,472

INTEREST EXPENSE
Deposits	2,551	2,868	5,092	5,380
Short-term borrowings	257	227	686	732
Long-term borrowings, FHLB	972	904	2,169	1,826
TOTAL INTEREST EXPENSE	3,780	3,999	7,947	7,938

NET INTEREST INCOME	5,156	4,794	10,037	9,534

PROVISION FOR LOAN LOSSES	60	10	120	50

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,096	4,784	9,917	9,484

NON-INTEREST INCOME
Service charges	540	567	1,110	1,108
Securities (losses) gains, net	(251)	293	(213)	619
Bank-owned life insurance	91	86	246	201
Gain on sale of loans	212	234	364	372
Insurance commissions	486	550	1,066	988
Other	543	456	962	872
TOTAL NON-INTEREST INCOME	1,621	2,186	3,535	4,160

NON-INTEREST EXPENSE
Salaries and employee benefits	2,469	2,301	4,920	4,582
Occupancy, net	314	337	652	668
Furniture and equipment	287	297	572	583
Pennsylvania shares tax	105	161	210	322
Amortization of investment in limited partnerships	178	142	356	283
Other	1,158	1,102	2,246	2,030
TOTAL NON-INTEREST EXPENSE	4,511	4,340	8,956	8,468

INCOME BEFORE INCOME TAX PROVISION	2,206	2,630	4,496	5,176
INCOME TAX PROVISION	149	295	308	560
NET INCOME	$2,057	$2,335	$4,188	$4,616

EARNINGS PER SHARE - BASIC	$0.53	$0.60	$1.08	$1.19

EARNINGS PER SHARE - DILUTED	$0.53	$0.60	$1.08	$1.19

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,865,977	3,889,139	3,870,359	3,893,286

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,866,115	3,889,401	3,870,523	3,893,586

DIVIDENDS PER SHARE	$0.46	$0.44	$0.92	$0.88

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2007	4,006,934	$33,391	$17,888	$27,707	$(3,534)	$(4,893)	$70,559

Comprehensive Income:
Net income				4,188			4,188
Unrealized loss on investments available for sale, net of reclassification adjustment, net of income tax benefit of $2,938					(5,701)		(5,701)
Total comprehensive loss							(1,513)
Dividends declared, ($0.92 per share)				(3,560)			(3,560)
Purchase of treasury stock (18,516 shares)						(585)	(585)
Cumulative effect of change in accounting for postretirement benefits				(437)			(437)
Stock options exercised	330	3	8				11
Common shares issued for employee stock purchase plan	1,569	13	34				47
Balance, June 30, 2008	4,008,833	$33,407	$17,930	$27,898	$(9,235)	$(5,478)	$64,522

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2006	4,003,514	$33,362	$17,810	$25,783	$1,560	$(3,921)	$74,594

Comprehensive Income:
Net income				4,616			4,616
Unrealized loss on investments available for sale, net of reclassification adjustment, net of income tax benefit of $2,882					(5,594)		(5,594)
Total comprehensive loss							(978)
Dividends declared, ($0.88 per share)				(3,425)			(3,425)
Purchase of treasury stock (15,030 shares)						(529)	(529)
Stock options exercised	330	3	5				8
Common shares issued for employee stock purchase plan	1,498	13	37				50
Balance, June 30, 2007	4,005,342	$33,378	$17,852	$26,974	$(4,034)	$(4,450)	$69,720

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,				Six Months Ended June 30,
(In Thousands)	2008		2007		2008		2007

Net Income		$2,057		$2,335		$4,188		$4,616
Other comprehensive loss:
Change in net unrealized losses on available for sale securities	(7,061)		(7,194)		(8,852)		(7,857)
Less: Reclassification adjustment for net (losses)gains included in net income	(251)		293		(213)		619
Other comprehensive loss before tax		(6,810)		(7,487)		(8,639)		(8,476)
Income tax benefit related to other comprehensive loss		(2,315)		(2,546)		(2,938)		(2,882)
Other comprehensive loss, net of tax		(4,495)		(4,941)		(5,701)		(5,594)
Comprehensive loss		$(2,438)		$(2,606)		$(1,513)		$(978)

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In Thousands)	2008	2007

OPERATING ACTIVITIES
Net Income	$4,188	$4,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	323	366
Provision for loan losses	120	50
Accretion and amortization of investment security discounts and premiums	(636)	(479)
Securities losses (gains), net	213	(619)
Originations of loans held for sale	(16,137)	(19,875)
Proceeds of loans held for sale	17,125	18,618
Gain on sale of loans	(364)	(372)
Increases in bank-owned life insurance	(246)	(201)
Other, net	(1,465)	207
Net cash provided by operating activities	3,121	2,311
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	36,098	39,212
Proceeds from calls and maturities	5,139	3,165
Purchases	(45,132)	(46,179)
Investment securities held to maturity:
Proceeds from calls and maturities	154	11
Net (increase) decrease in loans	(5,520)	4,136
Acquisition of bank premises and equipment	(998)	(593)
Proceeds from the sale of foreclosed assets	70	66
Purchase of bank-owned life insurance	(698)	(602)
Proceeds from redemption of regulatory stock	3,560	2,550
Purchases of regulatory stock	(1,996)	(2,097)
Net cash used for investing activities	(9,323)	(331)
FINANCING ACTIVITIES
Net increase in interest-bearing deposits	43,662	13,872
Net increase (decrease) in noninterest-bearing deposits	5,237	(3,160)
Proceeds of long-term borrowings, FHLB	—	10,000
Repayment of long-term borrowings, FHLB	(29,600)	(16,500)
Net decrease in short-term borrowings	(7,234)	(6,338)
Dividends paid	(3,560)	(3,425)
Issuance of common stock	47	50
Stock options exercised	11	8
Purchase of treasury stock	(585)	(529)
Net cash provided by (used for) financing activities	7,978	(6,022)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,776	(4,042)
CASH AND CASH EQUIVALENTS, BEGINNING	15,433	15,373
CASH AND CASH EQUIVALENTS, ENDING	$17,209	$11,331

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$8,228	$7,823
Income taxes paid	1,075	1,185

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities.  The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value.  The Standard does not expand the use of fair value in any new circumstances.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other

Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157.  Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  On January 1, 2008, the Company adopted FAS No. 157 which did not have a material effect on the Company’s results of operations or financial position, see Note 8.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements.  On January 31, 2008, the Company adopted FAS No. 159 which did not have a material effect on the Company’s results of operations or financial position.

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

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encourage.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS No. 162 to have a material effect on its results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered.  A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method.  The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP.  The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Weighted average common shares outstanding	4,008,030	4,004,798	4,007,603	4,004,369

Average treasury stock shares	(142,053)	(115,659)	(137,244)	(111,083)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,865,977	3,889,139	3,870,359	3,893,286

Additional common stock equivalents(stock options) used to calculate diluted earnings per share	138	262	164	300

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,866,115	3,889,401	3,870,523	3,893,586

Options to purchase 8,273 and 9,923 shares of common stock during the three and six months ended June 30, 2008 were outstanding but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike prices of $40.29 and $31.82 being greater than the market price of $31.25 at June 30, 2008.  Options to purchase 8,276 and 9,002 shares of common stock during the three and six months ended June 30, 2007 were outstanding but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price of $40.29 being greater than the market price of $34.24 at June 30, 2007.

Note 4.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2007.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2008	2007	2008	2007

Service cost	$136	$117	$273	$233
Interest cost	152	121	304	243
Expected return on plan assets	(163)	(140)	(320)	(281)
Amortization of transition obligation	—	(1)	(1)	(1)
Amortization of prior service cost	7	6	13	13
Amortization of net loss	14	—	28	—
Net periodic cost	$146	$103	$297	$207

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2007, that it expected to contribute $450,000 to its defined benefit plan in 2008.  As of June 30, 2008, a contribution in the amount of $500,000 was made for the 2007 plan year with no additional contributions anticipated during 2008.

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

Outstanding financial instruments with off balance sheet risk are as follows:

	June 30,	December 31,
(In Thousands)	2008	2007
Commitments to extend credit	$74,746	$74,349
Standby letters of credit	928	974

Note 6.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

Note 7.  Employee Stock Purchase Plan

The Company issues shares under the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”) which is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the six months ended June 30, 2008 and 2007, there were 1,569 and 1,498 shares issued under the plan, respectively.

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of June 30, 2008 by level within the fair value hierarchy. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2008
(In Thousands)	Level I	Level II	Level III	Total

Assets:
Investment Securities, available-for-sale	$—	$209,284	$—	$209,284

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Six Months Ended June 30, 2008 and 2007

Summary Results

Net income for the three months ended June 30, 2008 was $2,057,000 compared to $2,335,000 for the same period of 2007 as after-tax securities gains decreased $359,000 (from $193,000 to a loss of $166,000).  The decrease in security gains is the result of a write down in value of certain equity holdings that have been deemed other than temporarily impaired. Basic and diluted earnings per share for the three months ended June 30, 2008 were $0.53 compared to $0.60 for the three months ended June 30, 2007.  Return on average assets and return on average equity were 1.30% and 11.73% for the three months ended June 30, 2008 compared to 1.58% and 12.57% for the corresponding period of 2007.  Net income from core operations (“operating earnings”) increased 3.8% to $2,223,000 for the three months ended June 30, 2008 compared to $2,142,000 for the same period of 2007  Operating earnings per share for the three months ended June 30, 2008 increased to $0.58 basic and $0.57 dilutive compared to $0.55 basic and dilutive for the three months ended June 30, 2007.

The six months ended June 30, 2008 generated net income of $4,188,000 compared to $4,616,000 for the same period of 2007 due to a decline in after-tax securities gains of $550,000 (from $409,000 to a loss of $141,000). Earnings per share, basic and diluted, for the six months ended June 30, 2008 were $1.08 as compared to $1.19 for the comparable period of 2007.  Return on average assets and return on average equity were 1.33% and 11.87% for the six months ended June 30, 2007 as compared to 1.57% and 12.35% for the corresponding period of 2007.  Operating earnings increased 2.9% to $4,329,000 for the six months ended June 30, 2008 compared to $4,207,000 for the comparable period of 2007 resulting in basic and dilutive operating earnings per share of $1.12 and $1.08 for the six month periods ended June 30, 2008 and 2007, respectively.

(Management uses the non-GAAP measure of net income from core operations in its analysis of the Company’s performance.  This measure, as used by the Company, adjusts net income by significant gains or losses that are unusual in nature.  Because certain of these items and their impact on the Company’s performance are difficult to predict, management believes the presentation of financial measures excluding the impact of such items provides useful supplemental information in evaluating the operating results of the Company’s core businesses.  For purposes of this Quarterly Report on Form 10-Q, net income from core operations means net income adjusted to exclude after-tax net securities gains or losses.  These disclosures should not be viewed as a substitute for net income determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.)

Interest And Dividend Income

Interest and dividend income for the three months ended June 30, 2008 increased $143,000 to $8,936,000 compared to $8,793,000 for the same period of 2007.  The increase in interest income was primarily the result of growth in average taxable investment securities of $21,967,000 offset by an 18 basis point (“bp”) decrease in the related security yields for the three months ended June 30, 2008 over the same period of 2007.  The combination of taxable investment security growth and slight yield decrease resulted in a $352,000 increase in taxable interest income. Over the same time frame, the average balance of tax-exempt investment securities increased $8,267,000 with the portfolio yield increasing 40 bp resulting in a $158,000 increase in tax-exempt interest income.  On a taxable equivalent basis, the interest income from the investment portfolio increased $510,000 due to the investment portfolio being strategically shifted toward tax-exempt instruments.  The decrease in dividends received is the result of a decrease in equity investments coupled with a general decline in the dividends per share received from the equity holdings.  Interest and fee income from the loan portfolio decreased $270,000 as the actions of the FOMC served as the foundation for the 48 bp decline in loan portfolio yield.

During the six months ended June 30, 2008, interest and dividend income was $17,984,000, an increase of $512,000 over the same period in 2007.  The reasons for the 2.9% growth in interest income for the six month period are identical to those for the three month period ending June 30, 2008 discussed above.  The growth in average loans of $4,256,000 coupled with a 28 bp decrease in the loan portfolio yield due to the decreasing prime rate resulted in a decrease of $314,000 in loan interest and fee income.   Average investment securities and interest bearing deposit income increased $826,000 due to an increase in average balance of $29,493,000 and a 6 bp increase in yield.  The increase in yield was due to an increase in yield on tax-exempt securities as portfolio cash flow was reinvested into higher yielding bonds over the past year.  The asset allocation between loans and the investment portfolio composition resulted in taxable equivalent interest income increasing $659,000 for the six months ended June 30, 2008 compared to the same period of 2007.

Interest and dividend income composition for the three and six months ended June 30, 2008 and 2007 was as follows:

	For The Three Months Ended
	June 30, 2008		June 30, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,246	69.9%	$6,516	74.1%	$(270)	(4.1)%
Investment securities:
Taxable	1,276	14.3	924	10.5	352	38.1
Tax-exempt	1,210	13.5	1,052	12.0	158	15.0
Dividend and other interest income	204	2.3	301	3.4	(97)	(32.2)
Total interest and dividend income	$8,936	100.0%	$8,793	100.0%	$143	1.6%

	For The Six Months Ended
	June 30, 2008		June 30, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$12,625	70.2%	$12,939	74.0%	$(314)	(2.4)%
Investment securities:
Taxable	2,466	13.7	1,747	10.0	719	41.2
Tax-exempt	2,436	13.6	2,163	12.4	273	12.6
Dividend and other interest income	457	2.5	623	3.6	(166)	(26.6)
Total interest and dividend income	$17,984	100.0%	$17,472	100.0%	$512	2.9%

Interest Expense

Interest expense for the three months ended June 30, 2008 decreased $219,000 to $3,780,000  compared to $3,999,000 for the same period of 2007.  The decreased expense associated with deposits is primarily the result of a reduction in rate paid of 77 bp on time deposits.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) actions over the past year, campaigns conducted to attract 8 to 12 month maturity CDs that have resulted in an increased repricing frequency, and decreased average utilization of $9,000,000 in brokered CDs.  Short-term borrowings interest expense increased $30,000 as the increase in average balance of $19,080,000 countered a decrease in the rate paid of 164 bp due to the FOMC rate actions over the past year.  Long-term borrowings interest expense increased $68,000 as the average balance of such borrowings increased $7,818,000 for the three months ended June 30, 2008 compared to the same period of 2007, while the average rate decreased 22 bp to 4.43% for the 2008 period.

Interest expense for the six months ended June 30, 2008 remained stable at $7,947,000 compared to $7,938,000 for the same period of 2007.  Interest on deposits decreased $288,000 due to the reasons noted in the above three month analysis.  Borrowing costs increased primarily due to the addition of $30,000,000 in borrowings during the latter portion of 2007 as part of a program to increase net interest income through the purchase of fixed rate investment securities.

Interest expense composition for the three and six months ended June 30, 2008 and 2007 was as follows:

	For The Three Months Ended
	June 30, 2008		June 30, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,551	67.5%	$2,868	71.7%	$(317)	(11.1)%
Short-term borrowings	257	6.8	227	5.7	30	13.2
Long-term borrowings, FHLB	972	25.7	904	22.6	68	7.5
Total interest expense	$3,780	100.0%	$3,999	100.0%	$(219)	(5.5)%

	For The Six Months Ended
	June 30, 2008		June 30, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$5,092	64.1%	$5,380	67.8%	$(288)	(5.4)%
Short-term borrowings	686	8.6	732	9.2	(46)	(6.3)
Long-term borrowings, FHLB	2,169	27.3	1,826	23.0	343	18.8
Total interest expense	$7,947	100.0%	$7,938	100.0%	$9	0.1%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended June 30, 2008 was 4.01% compared to 3.95% for the corresponding period of 2007.  The increase in the NIM was driven by a 53 bp decline in the rate paid on interest bearing liabilities that more than compensated for a 30 bp decline in the yield on earning assets.  The decrease in earning asset yield is due to the impact on the loan portfolio of the FOMC rate decreases over the past year coupled with the investment portfolio growth that occurred during the second half of 2007.  Despite this investment growth being accretive to earnings, return on average assets, and return on average equity, it lowered the net interest margin due to the spread between the yield on assets purchased and the associated funding cost being less than historical levels.  The growth in the investment portfolio was driven by a strategic initiative in the second half of 2007 to increase tax equivalent net interest income by purchasing fixed rate instruments in anticipation of the decreasing rate environment that is continuing into 2008.  The decrease in the cost of interest bearing liabilities to 3.12% from 3.65% was driven primarily by a reduction in the rate paid on time deposits of 77 bp.  The reduction was the result of a shortening of the time deposit portfolio initiated in the early stages of 2007 that has resulted in an increasing repricing frequency during this period of decreasing rates.

The NIM for the six months ended June 30, 2008 and 2007 was 3.95%.  The impact of the items mentioned in the three month discussion also applies to for the six month period.  A 44 bp decline in the rate paid on time deposits served as the foundation for a 27 `bp decline in rate paid on deposits, while the FOMC actions steered the yield on earning assets and cost of borrowings.

Following is a schedule of average balances and associated yields for the three and six month periods ended June 30, 2008 and 2007:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$8,506	$135	6.31%	$7,819	$120	6.16%
All other loans	358,980	6,157	6.82%	353,019	6,437	7.31%
Total loans	367,486	6,292	6.81%	360,838	6,557	7.29%

Taxable investment securities	105,295	1,480	5.62%	83,328	1,209	5.80%
Tax-exempt investment securities	108,670	1,833	6.75%	100,403	1,594	6.35%
Total securities	213,965	3,313	6.19%	183,731	2,803	6.10%

Interest bearing deposits	34	—	0.00%	1,230	16	5.22%

Total interest-earning assets	581,485	9,605	6.58%	545,799	9,376	6.88%

Other assets	50,186			43,594

Total assets	$631,671			$589,393

Liabilities:
Savings	$61,197	115	0.75%	$59,906	110	0.74%
Super Now deposits	54,327	183	1.34%	47,531	153	1.29%
Money market deposits	26,803	146	2.17%	26,346	158	2.41%
Time deposits	209,539	2,107	4.00%	205,554	2,447	4.77%
Total deposits	351,866	2,551	2.88%	339,337	2,868	3.39%

Short-term borrowings	41,319	257	2.45%	22,239	227	4.09%
Long-term borrowings, FHLB	85,789	972	4.43%	77,971	904	4.65%
Total borrowings	127,108	1,229	3.79%	100,210	1,131	4.53%

Total interest-bearing liabilities	478,974	3,780	3.12%	439,547	3,999	3.65%

Demand deposits	73,485			68,677
Other liabilities	9,095			6,888
Shareholders’ equity	70,117			74,281
Total liabilities and shareholders’ equity	$631,671			$589,393

Interest rate spread			3.46%			3.23%
Net interest income/margin		$5,825	4.01%		$5,377	3.95%

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

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$8,277	$262	6.37%	$8,022	$247	6.21%
All other loans	356,830	12,453	7.02%	352,829	12,776	7.30%
Total loans	365,107	12,715	7.00%	360,851	13,023	7.28%

Taxable securities	103,013	2,923	5.68%	82,952	2,353	5.67%
Tax-exempt securities	111,630	3,691	6.61%	101,588	3,277	6.45%
Total securities	214,643	6,614	6.16%	184,540	5,630	6.10%

Interest bearing deposits	19	—	0.00%	629	17	5.45%

Total interest-earning assets	579,769	19,329	6.69%	546,020	18,670	6.88%

Other assets	49,325			41,723
Total assets	$629,094			$587,743

Liabilities:
Savings	$59,880	224	0.75%	$59,454	215	0.73%
Super Now deposits	50,347	338	1.35%	46,196	302	1.32%
Money market deposits	25,064	273	2.19%	24,962	283	2.29%
Time deposits	200,233	4,257	4.28%	195,712	4,580	4.72%
Total Deposits	335,524	5,092	3.05%	326,324	5,380	3.32%

Short-term borrowings	46,216	686	2.95%	32,206	732	4.58%
Other borrowings	95,661	2,169	4.48%	79,339	1,826	4.64%
Total borrowings	141,877	2,855	3.99%	111,545	2,558	4.62%

Total interest-bearing liabilities	477,401	7,947	3.33%	437,869	7,938	3.66%

Demand deposits	71,864			68,446
Other liabilities	9,280			6,673
Shareholders’ equity	70,459			74,755
	$629,004			$587,743
Interest rate spread			3.36%			3.22%
Net interest income/margin		$11,382	3.95%		$10,732	3.95%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six month periods ended June 30, 2008 and 2007.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2008	2007	2008	2007

Total interest income	$8,936	$8,793	$17,984	$17,472
Total interest expense	3,780	3,999	7,947	7,938

Net interest income	5,156	4,794	10,037	9,534
Tax equivalent adjustment	669	583	1,345	1,198

Net interest income (fully taxable equivalent)	$5,825	$5,377	$11,382	$10,732

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008 vs 2007			2008 vs 2007
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$11	$4	$15	$12	$3	$15
Loans	117	(397)	(280)	150	(473)	(323)
Taxable investment securities	310	(39)	271	569	1	570
Tax-exempt investment securities	166	73	239	335	79	414
Interest bearing deposits	(16)	—	(16)	(17)	—	(17)
Total interest-earning assets	588	(359)	229	1,049	(390)	659

Interest expense:
Savings deposits	3	2	5	2	7	9
Super Now deposits	25	5	30	30	6	36
Money market deposits	3	(15)	(12)	1	(11)	(10)
Time deposits	48	(388)	(340)	107	(430)	(323)
Short-term borrowings	145	(115)	30	262	(308)	(46)
Long-term borrowings, FHLB	105	(37)	68	403	(60)	343
Total interest-bearing liabilities	329	(548)	(219)	805	(796)	9
Change in net interest income	$259	$189	$448	$244	$406	$650

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2008, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, employment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $4,130,000 at December 31, 2007 to $4,207,000 at June 30, 2008.  At June 30, 2008 and December 31, 2007, the allowance for loan losses was 1.15%.  Management’s conclusion is that the allowance for loan losses is adequate to provide for possible losses inherent in the loan portfolio as of the balance sheet date.

The provision for loan losses totaled $60,000 and $120,000 for the three and six months ended June 30, 2008, as compared to $10,000 and $50,000 for the same periods in 2007.  The size of the increase in the provision was the result of several continuing positive factors, including but not limited to, an increase in gross loans of $5,477,000 since December 31, 2007, a ratio of annualized net charge offs to average loans of 0.01%, a ratio of nonperforming loans to total loans of 0.25%, and a ratio of the allowance for loan losses to nonperforming loans of 462.82% at June 30, 2008.

Non-interest Income

Total non-interest income for the three months ended June 30, 2008 compared to the same period in 2007 decreased $565,000 to $1,621,000 due to a $544,000 decrease in net securities gains and losses realized when comparing the three month periods ended June 30, 2008 and 2007.  Excluding net securities gains and losses, non-interest income for the second quarter of 2008 would have decreased $21,000 as compared to the 2007 period.  Deposit service charges decreased $27,000 as customers migrated to no service charge checking accounts that were introduced as part of a customer obtainment and retention program.  Earnings on bank owned life insurance increased $5,000 as a result of increased holdings as of June 30, 2008 as compared to the 2007 period.

Insurance commissions for the three months ended June 30, 2008 decreased $64,000  compared to the same period in 2007 due to a shift in product mix.  Management of The M Group continues to pursue new and build upon current relationships.  The sales call program continues to expand to other financial institutions, which results in additional revenue for The M Group.  However, the addition of another sales outlet for The M Group can take up to a year or more to be completed.

Total non-interest income for the six months ended June 30, 2008 compared to the same period in 2007 decreased $625,000.  Excluding net securities gains, non-interest income would have increased $207,000 as compared to the 2007 period.   The increase in non-interest income for the six month period is the result of the same items noted in the three month discussion.

Non-interest income composition for the three and six months ended June 30, 2008 and 2007 was as follows:

	For The Three Months Ended
	June 30, 2008		June 30, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$540	33.3%	$567	25.9%	$(27)	(4.8)%
Securities (losses) gains, net	(251)	(15.5)	293	13.4	(544)	(185.7)
Bank owned life insurance	91	5.6	86	3.9	5	5.8
Gain on sale of loans	212	13.1	234	10.7	(22)	(9.4)
Insurance commissions	486	30.0	550	25.2	(64)	(11.6)
Other	543	33.5	456	20.9	87	19.0
Total non-interest income	$1,621	100.0%	$2,186	100.0%	$(565)	(25.8)%

	For The Six Months Ended
	June 30, 2008		June 30, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$1,110	31.4%	$1,108	26.6%	$2	0.2%
Securities (losses) gains, net	(213)	(6.0)	619	14.9	(832)	(134.4)
Bank owned life insurance	246	7.0	201	4.8	45	22.4
Gain on sale of loans	364	10.3	372	8.9	(8)	(2.2)
Insurance commissions	1,066	30.1	988	23.8	78	7.9
Other	962	27.2	872	21.0	90	10.3
Total non-interest income	$3,535	100.0%	$4,160	100.0%	$(625)	(15.0)%

Non-interest Expense

Total non-interest expense increased $171,000 for the three months ended June 30, 2008 compared to the same period of 2007.  The increase in salaries and employee benefits was attributable to several items including standard cost of living wage adjustments for employees, increased pension expense, and other benefit costs.  Occupancy expense decreased due to decreased cost of utilities, maintenance and property taxes. Pennsylvania shares tax decreased $56,000 due to the use of Pennsylvania Enterprise Zone tax credits from a low income housing partnership committed to during 2007.  Other expenses increased primarily due to normal anticipated inflationary adjustments to ongoing business operating costs and the amortization related to the before mentioned low income housing.

Total non-interest expenses increased $488,000 for the six months ended June 30, 2008  compared to the same period of 2007.  As noted above in the three month discussion, normal increases in general business expenses and the amortization of a low income housing partnership, impacted the level of non-interest expenses.

Non-interest expense composition for the three and six months ended June 30, 2008 and 2007 was as follows:

	For The Three Months Ended
	June 30, 2008		June 30, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,469	54.7%	$2,301	53.0%	$168	7.3%
Occupancy, net	314	7.0	337	7.8	(23)	(6.8)
Furniture and equipment	287	6.4	297	6.8	(10)	(3.4)
Pennsylvania shares tax	105	2.3	161	3.7	(56)	(34.8)
Amortization of investment in limited partnerships	178	3.9	142	3.3	36	25.4
Other	1,158	25.7	1,102	25.4	56	5.1
Total non-interest expense	$4,511	100.0%	$4,340	100.0%	$171	3.9%

	For The Six Months Ended
	June 30, 2008		June 30, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,920	54.9%	$4,582	54.1%	$338	7.4%
Occupancy, net	652	7.3	668	7.9	(16)	(2.4)
Furniture and equipment	572	6.4	583	6.9	(11)	(1.9)
Pennsylvania shares tax	210	2.3	322	3.8	(112)	(34.8)
Amortization of investment in limited partnerships	356	4.0	283	3.3	73	25.8
Other	2,246	25.1	2,030	24.0	216	10.6
Total non-interest expense	$8,956	100.0%	$8,468	100.0%	$488	5.8%

Provision for Income Taxes

Income taxes decreased $146,000 and $252,000 for the three and six month periods ended June 30, 2008 compared to the same period of 2007.  The effective tax rate for the three and six months ended June 30, 2008 was 6.75% and 6.85% as compared to 11.22% and 10.82% for the same periods of 2007.  The decline in the effective tax rate is consistent with management’s repositioning of the investment portfolio from taxable investment securities to tax-exempt investment securities, and the elimination of the allowance for loan loss recapture.  The current effective tax rate has resulted in a deferred tax asset due to the low income housing tax credits.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $1,776,000 from $15,433,000 at December 31, 2007 to $17,209,000 at June 30, 2008 primarily as a result of the following activities during the six months ended June 30, 2008:

Loans Held for Sale

Activity regarding loans held for sale resulted in sale proceeds exceeding loan originations, less $364,000 in realized gains, by $624,000 for the six months ended June 30, 2008.

Loans

Gross loans increased $5,477,000 since December 31, 2007 due to the increase of residential mortgages coupled with increased competition for commercial loans and a softening of the market.

The allocation of the loan portfolio, by category, as of June 30, 2008 and December 31, 2007 is presented below:

	June 30,	December 31,	Change
(In Thousands)	2008	2007	Amount	%
Commercial, financial and agricultural	$36,266	$35,739	$527	1.5%
Real estate mortgage:
Residential	171,552	163,268	8,284	5.1
Commercial	129,498	132,943	(3,445)	(2.6)
Construction	16,650	16,152	498	3.1
Installment loans to individuals	12,948	13,317	(369)	(2.8)
Less: Net deferred loan fees	959	941	18	1.9
Gross loans	$365,955	$360,478	$5,477	1.5%

The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, amounted to $4,473,000 at June 30, 2008, compared to $1,477,000 at December 31, 2007.  The valuation allowance related to impaired loans amounted to $49,000 at June 30, 2008 and $102,000 at December 31, 2007.  The increase in impaired loans is from a few commercial relationships, while the decrease in valuation allowance is the result of the charge off of a commercial relationship that had a specific collateral weakness.

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

Investments

The estimated fair value of the investment securities portfolio in total at June 30, 2008 has decreased $5,289,000 since December 31, 2007, while the amortized cost increased $3,351,000.  The majority of the changes in value occurred within the agency securities and state and municipal segments of the portfolio.  The amortized cost position in state and political securities increased $19,922,000 as the Bank continued its strategy to build call protection, maintain taxable equivalent yields, reduce the effective federal income tax rate, and invest in communities across the Commonwealth of Pennsylvania and the country.  Over the same time period, the above strategy resulted in the amortized cost position of U.S. Government and agency securities to decrease by $15,713,000. The increased level of unrealized losses within the bond portfolio, which offset the increase in amortized cost, was the result of changes in the yield curve, not credit quality, as the credit quality of the portfolio remains sound.

The equity portfolio continues to feel the effects of the economic turbulence that is effecting the financial sector.  This sector of the portfolio, as of June 30, 2008, held $4,930,000 in unrealized losses on an amortized cost basis of $18,573,000.  The amount of the declines has caused several of our equity holdings to be deemed other than temporarily impaired resulting in a write down in value of these holdings of $366,000 and $574,000 for the three and six months ended June 30, 2008.  Certain positions may be liquidated, in whole or part, through the balance of 2008 so that the losses can be carried back for tax purposes and offset against gains that have been recognized over the past several years.

The amortized cost of investment securities and their estimated fair values are as follows:

	June 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$46,669	$95	$(215)	$46,549
State and political securities	139,573	263	(6,459)	133,377
Other debt securities	16,379	15	(926)	15,468
Total debt securities	202,621	373	(7,600)	195,394
Equity securities	18,573	247	(4,930)	13,890
Total investment securities AFS	$221,194	$620	$(12,530)	$209,284

Held to maturity (HTM)
U.S. Government and agency securities	$11	$—	$—	$11
Other debt securities	149	1	—	150
Total investment securities HTM	$160	$1	$—	$161

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$62,382	$522	$—	$62,904
State and political securities	119,651	581	(2,417)	117,815
Other debt securities	15,917	290	(440)	15,767
Total debt securities	197,950	1,393	(2,857)	196,486
Equity securities	19,776	496	(2,303)	17,969
Total investment securities AFS	$217,726	$1,889	$(5,160)	$214,455

Held to maturity (HTM)
U.S. Government and agency securities	$14	$1	$—	$15
Other debt securities	263	1	—	264
Total investment securities HTM	$277	$2	$—	$279

Financing Activities

Deposits

Total deposits increased 12.6% or $48,899,000 from December 31, 2007 to June 30, 2008.  The growth was led by a 37.2% or $7,831,000 increase in money market accounts coupled with growth in time deposits of 17.8% or $31,561,000 from December 31, 2007 to June 30, 2008.  In addition, demand deposits have increased 7.0% or $5,237,000 with NOW and savings accounts increasing $8,155,000 in aggregate.  The increases in all core deposit categories have allowed for a 44.0% reduction in the balance of brokered time deposits due to the ability to attract market area deposits at more favorable terms through the first six months of 2008.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2008		December 31, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$79,908	18.2%	$74,671	19.2%	$5,237	7.0%
NOW accounts	52,948	12.1	50,883	13.1	2,065	4.1
Money market deposits	28,860	6.6	21,029	5.4	7,831	37.2
Savings deposits	62,847	14.4	56,757	14.6	6,090	10.7
Time deposits	208,412	47.6	176,851	45.4	31,561	17.8
Time deposits - brokered	4,946	1.1	8,831	2.3	(3,885)	(44.0)
Total deposits	$437,921	100.0%	$389,022	100.0%	$48,899	12.6%

Borrowed Funds

Total borrowed funds decreased 22.8% to $124,859,000 at June 30, 2008 as compared to $161,693,000 at December 31, 2007.  The decrease in borrowed funds is primarily the result of the previously discussed deposit gathering campaigns that were utilized to provide funds to reduce the level of higher cost short-term borrowings and to assist in replacing long-term borrowing maturities.  Long-term borrowings decreased $29,600,000 since December 31, 2007 due to the maturity of several borrowings that carried rates between 3.14% and 5.56%.

	June 30, 2008		December 31, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$31,819	25.5%	$38,160	23.6%	$(6,341)	(16.6)%
Short-term borrowings, FHLB	—	—	—	—	—	—
Securities sold under agreement to repurchase	16,262	13.0	17,155	10.6	(893)	(5.2)
Total short-term borrowings	48,081	38.5%	55,315	34.2%	(7,234)	(13.1)

Long-term borrowings, FHLB	76,778	61.5	106,378	65.8	(29,600)	(27.8)
Total borrowed funds	$124,859	100.0%	$161,693	100.0%	$(36,834)	(22.8)%

Capital

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition, and quality of the Company’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines.  The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.  Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total risk-based, Tier I risk-based, and Tier I leverage capital. In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvements Act (FDICIA) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” To be classified as “well capitalized”, Total risk-based, Tier I risked-based, and Tier I leverage capital ratios must be at least 10%, 6%, and 5%, respectively.

Capital ratios as of June 30, 2008 and December 31, 2007 were as follows:

	2008		2007
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$66,597	16.5%	$70,381	18.0%
For Capital Adequacy Purposes	32,342	8.0	31,280	8.0
To Be Well Capitalized	40,428	10.0	39,100	10.0

Tier I Capital
(to Risk-weighted Assets)

Actual	$62,390	15.4%	$66,251	16.9%
For Capital Adequacy Purposes	16,171	4.0	15,640	4.0
To Be Well Capitalized	24,257	6.0	23,460	6.0

Tier I Capital
(to Average Assets)

Actual	$62,390	10.0%	$66,251	10.8%
For Capital Adequacy Purposes	25,054	4.0	24,664	4.0
To Be Well Capitalized	31,317	5.0	30,830	5.0

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $202,644,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $28,876,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $108,597,000 as of June 30, 2008.

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

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month #1 (April 1 - April 30, 2008)	4,569	$32.44	4,569	117,204

Month #2 (May 1 - May 31, 2008)	5,000	32.16	5,000	112,204

Month #3 (June 1 - June 30, 2008)	4,650	30.55	4,650	107,554

On April 22, 2008, the Board of Directors extended the authorization to repurchase up to 197,000 shares, or approximately 5%, of the outstanding shares of the Company for an additional year to April 30, 2009.  The repurchase plan was originally for a one year period expiring on April 25, 2007.  To date, there have been 89,446 shares repurchased under this plan.

Item 3.                                   Defaults Upon Senior Securities

None

Item 4.                                   Submission of Matters to a Vote of Security Holders

Penns Woods Bancorp, Inc.’s annual meeting of the shareholders was held on April 30, 2008.  The results of the items voted on are listed below:

Issue Description		For	Withhold
1.	Election of Directors for a Three Year Term

	H. Thomas Davis, Jr.	3,001,180	71,853
	James M. Furey, II	3,003,586	69,447
	D. Michael Hawbaker	3,003,000	70,033

Issue Description		For	Against	Abstain
2.	Ratification of S.R. Snodgrass, A.C., Certified Public
	Accountants as independent auditors	3,026,116	24,019	22,898

Item 5.                                   Other Information

None

Item 6.                                   Exhibits

(3)	(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).
(3)	(ii)	Bylaws of the Registrant’s as presently in effect (incorporated by reference to Exhibit 3(ii) of the Registrant’s Current Report on Form 8-K filed June 17, 2005).
(31)	(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31)	(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32)	(i)	Section 1350 Certification of Chief Executive Officer.
(32)	(ii)	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	August 5, 2008	/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer

Date:	August 5, 2008	/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Principal Financial Officer