Form 10-Q
period 2008-09-30
PENNS WOODS BANCORP INC
filed 2008-11-07
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐              NO  ☒

On October 27, 2008 there were 3,850,518 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30,	December 31,
(In Thousands, Except Share Data)	2008	2007

ASSETS
Noninterest-bearing balances	$12,538	$15,417
Interest-bearing deposits in other financial institutions	16	16
Total cash and cash equivalents	12,554	15,433

Investment securities, available for sale, at fair value	201,220	214,455
Investment securities held to maturity (fair value of $136 and $279)	135	277
Loans held for sale	4,987	4,214
Loans	371,547	360,478
Less: Allowance for loan losses	4,268	4,130
Loans, net	367,279	356,348
Premises and equipment, net	7,835	6,774
Accrued interest receivable	3,451	3,343
Bank-owned life insurance	13,457	12,375
Investment in limited partnerships	4,905	5,439
Goodwill	3,032	3,032
Other assets	13,389	6,448
TOTAL ASSETS	$632,244	$628,138

LIABILITIES
Interest-bearing deposits	$356,985	$314,351
Noninterest-bearing deposits	73,586	74,671
Total deposits	430,571	389,022

Short-term borrowings	48,429	55,315
Long-term borrowings, Federal Home Loan Bank (FHLB)	86,778	106,378
Accrued interest payable	1,371	1,744
Other liabilities	5,534	5,120
TOTAL LIABILITIES	572,683	557,579

SHAREHOLDERS’ EQUITY
Common stock, par value $8.33, 10,000,000 shares authorized; 4,009,546 and 4,006,934 shares issued	33,413	33,391
Additional paid-in capital	17,944	17,888
Retained earnings	27,680	27,707
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(12,347)	(2,159)
Defined benefit plan	(1,375)	(1,375)
Less: Treasury stock at cost, 159,028 and 131,302 shares	(5,754)	(4,893)
TOTAL SHAREHOLDERS’ EQUITY	59,561	70,559
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$632,244	$628,138

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2008	2007	2008	2007

INTEREST AND DIVIDEND INCOME
Loans including fees	$6,311	$6,621	$18,936	$19,560
Investment Securities:
Taxable	1,391	964	3,857	2,711
Tax-exempt	1,205	1,108	3,641	3,271
Dividend and other interest income	201	284	658	907
TOTAL INTEREST AND DIVIDEND INCOME	9,108	8,977	27,092	26,449

INTEREST EXPENSE
Deposits	2,410	2,835	7,502	8,215
Short-term borrowings	310	368	996	1,100
Long-term borrowings, FHLB	875	909	3,044	2,735
TOTAL INTEREST EXPENSE	3,595	4,112	11,542	12,050

NET INTEREST INCOME	5,513	4,865	15,550	14,399

PROVISION FOR LOAN LOSSES	110	10	230	60

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,403	4,855	15,320	14,339

NON-INTEREST INCOME
Service charges	594	546	1,704	1,654
Securities (losses) gains, net	(1,504)	—	(1,717)	619
Bank-owned life insurance	121	109	367	310
Gain on sale of loans	314	282	678	654
Insurance commissions	416	625	1,482	1,613
Other	531	444	1,493	1,316
TOTAL NON-INTEREST INCOME	472	2,006	4,007	6,166

NON-INTEREST EXPENSE
Salaries and employee benefits	2,355	2,330	7,275	6,912
Occupancy, net	315	319	967	987
Furniture and equipment	304	267	876	850
Pennsylvania shares tax	105	160	315	482
Amortization of investment in limited partnerships	178	220	534	503
Other	1,194	1,134	3,440	3,164
TOTAL NON-INTEREST EXPENSE	4,451	4,430	13,407	12,898

INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	1,424	2,431	5,920	7,607
INCOME TAX (BENEFIT) PROVISION	(128)	109	180	669
NET INCOME	$1,552	$2,322	$5,740	$6,938

EARNINGS PER SHARE - BASIC	$0.40	$0.60	$1.49	$1.78

EARNINGS PER SHARE - DILUTED	$0.40	$0.60	$1.49	$1.78

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,855,348	3,881,488	3,865,317	3,889,310

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,855,458	3,881,676	3,865,463	3,889,573

DIVIDENDS PER SHARE	$0.46	$0.45	$1.38	$1.33

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE	TREASURY	TOTAL SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY
Balance, December 31, 2007	4,006,934	$33,391	$17,888	$27,707	$(3,534)	$(4,893)	$70,559

Comprehensive Loss:
Net income				5,740			5,740
Unrealized loss on investments available for sale, net of reclassification adjustment, net of income tax benefit of $5,248					(10,188)		(10,188)
Total comprehensive loss							(4,448)
Dividends declared, ($1.38 per share)				(5,330)			(5,330)
Purchase of treasury stock (27,726 shares)						(861)	(861)
Cumulative effect of change in accounting for postretirement benefits				(437)			(437)
Stock options exercised	330	3	8				11
Common shares issued for employee stock purchase plan	2,282	19	48				67
Balance, September 30, 2008	4,009,546	$33,413	$17,944	$27,680	$(13,722)	$(5,754)	$59,561

	COMMON STOCK		ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE	TREASURY	TOTAL SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2006	4,003,514	$33,362	$17,810	$25,783	$1,560	$(3,921)	$74,594

Comprehensive Income:
Net income				6,938			6,938
Unrealized loss on investments available for sale, net of reclassification adjustment, net of income tax benefit of $2,061					(4,000)		(4,000)
Total comprehensive income							2,938
Dividends declared, ($1.33 per share)				(5,169)			(5,169)
Purchase of treasury stock (26,030 shares)						(892)	(892)
Stock options exercised	330	3	5				8
Common shares issued for employee stock purchase plan	2,240	19	54				73
Balance, September 30, 2007	4,006,084	$33,384	$17,869	$27,552	$(2,440)	$(4,813)	$71,552

PENNS WOODS BANCORP, INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2008	2007	2008	2007

Net Income	$1,552	$2,322	$5,740	$6,938
Other comprehensive (loss) income:
Change in net unrealized (losses) gains on available for sale securities	(8,301)	2,415	(17,153)	(5,442)
Less: Reclassification adjustment for net (losses) gains included in net income	(1,504)	—	(1,717)	619
Other comprehensive (loss) income before tax	(6,797)	2,415	(15,436)	(6,061)
Income tax (benefit) provision related to other comprehensive (loss) income	(2,311)	821	(5,248)	(2,061)
Other comprehensive (loss) gain, net of tax	(4,486)	1,594	(10,188)	(4,000)
Comprehensive (loss) income	$(2,934)	$3,916	$(4,448)	$2,938

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2008	2007

OPERATING ACTIVITIES
Net Income	$5,740	$6,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	490	523
Provision for loan losses	230	60
Accretion and amortization of investment security discounts and premiums	(982)	(738)
Securities losses (gains), net	1,717	(619)
Originations of loans held for sale	(31,276)	(33,903)
Proceeds of loans held for sale	31,181	31,770
Gain on sale of loans	(678)	(654)
Increases in bank-owned life insurance	(367)	(310)
Other, net	(1,445)	303
Net cash provided by operating activities	4,610	3,370
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	39,994	39,226
Proceeds from calls and maturities	5,905	4,290
Purchases	(49,733)	(67,067)
Investment securities held to maturity:
Proceeds from calls and maturities	179	11
Net (increase) decrease in loans	(11,458)	2,516
Acquisition of bank premises and equipment	(1,551)	(627)
Proceeds from the sale of foreclosed assets	79	66
Purchase of bank-owned life insurance	(715)	(619)
Proceeds from redemption of regulatory stock	3,663	3,045
Purchases of regulatory stock	(2,802)	(3,620)
Net cash used for investing activities	(16,439)	(22,779)
FINANCING ACTIVITIES
Net increase in interest-bearing deposits	42,634	9,833
Net decrease in noninterest-bearing deposits	(1,085)	(170)
Proceeds of long-term borrowings, FHLB	10,000	20,000
Repayment of long-term borrowings, FHLB	(29,600)	(16,500)
Net (decrease) increase in short-term borrowings	(6,886)	10,096
Dividends paid	(5,330)	(5,169)
Issuance of common stock	67	73
Stock options exercised	11	8
Purchase of treasury stock	(861)	(892)
Net cash provided by financing activities	8,950	17,279
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,879)	(2,130)
CASH AND CASH EQUIVALENTS, BEGINNING	15,433	15,373
CASH AND CASH EQUIVALENTS, ENDING	$12,554	$13,243

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$11,915	$11,744
Income taxes paid	1,425	1,185

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

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

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

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires that employers measure plan assets and obligations as of the balance sheet date.  This requirement is effective for fiscal years ending after December 15, 2008.  The other provisions of the Statement were effective as of the end of the fiscal year ending after December 15, 2006, for public companies.  The complete adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.   This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections). The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.  The adoption of this

FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Weighted average common shares outstanding	4,009,070	4,005,583	4,008,094	4,004,778

Average treasury stock shares	(153,722)	(124,095)	(142,777)	(115,468)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,855,348	3,881,488	3,865,317	3,889,310

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	110	188	146	263

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,855,458	3,881,676	3,865,463	3,889,573

Options to purchase 8,273 and 9,593 shares of common stock were outstanding during the three and nine months ended September 30, 2008 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike prices range of $31.82 to $40.29 being greater than the market price of $29.00 at September 30, 2008.  Options to purchase 8,276 and 9,002 shares of common stock were outstanding during the three and nine months ended September 30, 2007 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price of $40.29 being greater than the market price of $31.99 at September 30, 2007.

Note 4.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2007.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2008	2007	2008	2007

Service cost	$137	$117	$410	$350
Interest cost	152	121	456	364
Expected return on plan assets	(161)	(140)	(481)	(421)
Amortization of transition obligation	(1)	(1)	(2)	(2)
Amortization of prior service cost	6	6	19	19
Amortization of net loss	14	—	42	—
Net periodic cost	$147	$103	$444	$310

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2007, that it expected to contribute $450,000 to its defined benefit plan in 2008.  As of September 30, 2008, a contribution in the amount of $500,000 was made for the 2007 plan year with no additional contributions anticipated during 2008.

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

Outstanding financial instruments with off balance sheet risk are as follows:

(In Thousands)	September 30, 2008	December 31, 2007
Commitments to extend credit	$93,999	$74,349
Standby letters of credit	961	974

Note 6.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

Note 7.  Employee Stock Purchase Plan

The Company issues shares under the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”) which is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the nine months ended September 30, 2008 and 2007, there were 2,282 and 2,240 shares issued under the plan, respectively.

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of September 30, 2008 by level within the fair value hierarchy. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2008
(In Thousands)	Level I	Level II	Level III	Total

Assets:
Investment Securities, available-for-sale	$—	$201,220	$—	$201,220

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

You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by the Company on its website or otherwise.  The Company undertakes no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2008 and 2007

Summary Results

Net income for the three months ended September 30, 2008 was $1,552,000 compared to $2,322,000 for the same period of 2007 as after-tax securities gains decreased $993,000 (from $0 to a loss of $993,000).  Included within the change in after-tax securities gains was an other than temporary impairment charge relating to certain equity securities held in the investment portfolio of $1,222,000. Basic and diluted earnings per share for the three months ended September 30, 2008 were $0.40 compared to $0.60 for the three months ended September 30, 2007.  Return on average assets and return on average equity were 0.98% and 9.43% for the three months ended September 30, 2008 compared to 1.57% and 13.21% for the corresponding period of 2007.  Net income from core operations (“operating earnings”) increased 9.6% to $2,545,000 for the three months ended September 30, 2008 compared to $2,322,000 for the same period of 2007.  Operating earnings per share for the three months ended September 30, 2008 increased 10.0% to $0.66 basic and dilutive compared to $0.60 basic and dilutive for the three months ended September 30, 2007.

The nine months ended September 30, 2008 generated net income of $5,740,000 compared to $6,938,000 for the same period of 2007 due to a decline in after-tax securities gains of $1,542,000 (from a gain of $409,000 to a loss of $1,133,000). Included within the change in after-tax securities gains was an other than temporary impairment charge relating to certain equity securities held in the investment portfolio of $1,601,000. Earnings per share, basic and dilutive, for the nine months ended September 30, 2008 were $1.49 as compared to $1.78 for the comparable period of 2007.  Return on average assets and return on average equity were 1.21% and 11.10% for the nine months ended September 30, 2008 compared to 1.57% and 12.63% for the corresponding period of 2007.  Operating earnings increased 5.3% to $6,873,000 for the nine months ended September 30, 2008 compared to $6,529,000 for the comparable period of 2007 resulting in basic and dilutive operating earnings per share of $1.78 and $1.68 for the nine month periods ended September 30, 2008 and 2007, respectively.

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

Interest And Dividend Income

Interest and dividend income for the three months ended September 30, 2008 increased $131,000 to $9,108,000 compared to $8,977,000 for the same period of 2007.  The increase in interest income was primarily the result of growth in average taxable investment securities of $15,963,000 coupled with a 48 basis point (“bp”) increase in the related securities yields for the three months ended September 30, 2008 over the same period of 2007.  This combination resulted in a $345,000 increase in taxable investment securities interest income. Over the same time frame, the average balance of tax-exempt investment securities increased $8,048,000 with the portfolio yield remaining stable at 7.06% resulting in a $97,000 increase in tax-exempt interest income.  On a taxable equivalent basis, the interest income from the investment portfolio increased $492,000 due to the portfolio composition and increase in taxable investment security balance and yield.  The decrease in dividends received is the result of a decrease in equity investments coupled with a general decline in the dividends per share received from the equity holdings.  Interest and fee income from the loan portfolio decreased $310,000 as the rate reduction actions of the Federal Reserve Board’s Federal Open Market Committee (“FOMC”) served as the foundation for the 54 bp decline in loan portfolio yield.

During the nine months ended September 30, 2008, interest and dividend income was $27,092,000, an increase of $643,000 over the same period of 2007.  The reasons for the 2.4% growth in interest income for the nine month period are identical to those for the three month period ending September 30, 2008 discussed above.  The growth in average loans of $6,972,000 coupled with a 37 bp decrease in the loan portfolio yield due to the decreasing prime rate resulted in a decrease of $624,000 in loan interest and fee income.   Average investment securities and interest bearing deposit income increased $1,267,000 due to an increase in average balance of $27,636,000 and a 12 bp increase in yield.  The increase in yield was due to an increase in yield on taxable and tax-exempt securities of 16 bp and 12 bp, respectively.  The increased yield was primarily the result of approximately $30,000,000 in bonds that were added during the last half of 2007 as part of a leverage strategy.  The asset allocation between loans and the investment portfolio composition resulted in taxable equivalent interest income increasing $849,000 for the nine months ended September 30, 2008 compared to the same period of 2007.

Interest and dividend income composition for the three and nine months ended September 30, 2008 and 2007 was as follows:

	For The Three Months Ended
	September 30, 2008		September 30, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,311	69.3%	$6,621	73.8%	$(310)	(4.7)%
Investment securities:
Taxable	1,391	15.3	964	10.7	427	44.3
Tax-exempt	1,205	13.2	1,108	12.3	97	8.8
Dividend and other interest income	201	2.2	284	3.2	(83)	(29.2)
Total interest and dividend income	$9,108	100.0%	$8,977	100.0%	$131	1.5%

	For The Nine Months Ended
	September 30, 2008		September 30, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$18,936	69.9%	$19,560	74.0%	$(624)	(3.2)%
Investment securities:
Taxable	3,857	14.2	2,711	10.2	1,146	42.3
Tax-exempt	3,641	13.5	3,271	12.4	370	11.3
Dividend and other interest income	658	2.4	907	3.4	(249)	(27.5)
Total interest and dividend income	$27,092	100.0%	$26,449	100.0%	$643	2.4%

Interest Expense

Interest expense for the three months ended September 30, 2008 decreased $517,000 to $3,595,000 compared to $4,112,000 for the same period of 2007.  The decreased expense of $425,000 associated with deposits is primarily the result of a reduction in rate paid of 106 bp on time deposits.  Factors that led to the rate decreases include, but are not limited to, FOMC interest rate actions over the past year, campaigns conducted to attract 8 to 12 month maturity CDs that have resulted in an increased repricing frequency, and decreased average utilization of $10,038,000 in brokered CDs.  Short-term borrowings interest expense decreased $58,000 as the increase in average balance of $18,305,000 was countered by a decrease in the rate paid of 206 bp due to the FOMC rate actions over the past year.  Long-term borrowings interest expense decreased $34,000 as the average balance of such borrowings increased $1,270,000 for the three months ended September 30, 2008 compared to the same period of 2007, while the average rate decreased 31 bp to 4.33% for the 2008 period.  The change in average balance and rate is reflective of $29,600,000 in long-term borrowing maturities during the first half of 2008 at an average rate of 4.77% offset by the acquisition of $10,000,000 in long-term borrowings at a rate of 3.18% during the third quarter of 2008.

Interest expense for the nine months ended September 30, 2008 decreased $508,000 to $11,542,000 compared to $12,050,000 for the same period of 2007.  Interest on deposits decreased $713,000 due to the reasons noted in the three month analysis discussed in the proceeding paragraph.  Borrowing costs increased primarily due to the addition of borrowings during the latter portion of 2007 as part of a program to increase net interest income through the purchase of fixed rate investment securities.

Interest expense composition for the three and nine months ended September 30, 2008 and 2007 was as follows:

	For The Three Months Ended
	September 30, 2008		September 30, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,410	67.0%	$2,835	68.9%	$(425)	(15.0)%
Short-term borrowings	310	8.6	368	9.0	(58)	(15.8)
Long-term borrowings, FHLB	875	24.4	909	22.1	(34)	(3.7)
Total interest expense	$3,595	100.0%	$4,112	100.0%	$(517)	(12.6)%

	For The Nine Months Ended
	September 30, 2008		September 30, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$7,502	65.0%	$8,215	68.2%	$(713)	(8.7)%
Short-term borrowings	996	8.6	1,100	9.1	(104)	(9.5)
Long-term borrowings, FHLB	3,044	26.4	2,735	22.7	309	11.3
Total interest expense	$11,542	100.0%	$12,050	100.0%	$(508)	(4.2)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended September 30, 2008 was 4.23% compared to 3.98% for the corresponding period of 2007.  The increase in the NIM was driven by a 74 bp decline in the rate paid on interest bearing liabilities that more than compensated for a 29 bp decline in the yield on earning assets.  The decrease in earning asset yield is due to the impact on the loan portfolio of the FOMC rate decreases over the past year offset in part by increases in yield and balance within the investment portfolio.  The growth in the investment portfolio was driven by a strategic initiative in the third quarter of 2007 to increase tax equivalent net interest income by purchasing fixed rate instruments in anticipation of the decreasing rate environment that has continued to date.  The decrease in the cost of interest bearing liabilities to 2.93% from 3.67% was driven primarily by a reduction in the rate paid on time deposits of 106 bp.  The reduction was the result of a shortening of the time deposit portfolio initiated in the early stages of 2007 that has resulted in an increasing repricing frequency during this period of decreasing rates.

The NIM for the nine months ended September 30, 2008 and 2007 were 4.04% and 3.96%, respectively.  The impact of the items mentioned in the three month discussion also applies to the nine month period.  A 65 bp decline in the rate paid on time deposits served as the foundation for a 41 bp decline in rate paid on deposits, while the FOMC actions steered the yield on earning assets and cost of borrowings.

Following is a schedule of average balances and associated yields for the three and nine month periods ended September 30, 2008 and 2007:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$9,108	$148	6.46%	$7,652	$118	6.12%
All other loans	364,926	6,213	6.77%	354,032	6,543	7.33%
Total loans	374,034	6,361	6.77%	361,684	6,661	7.31%

Taxable investment securities	107,751	1,592	5.91%	91,788	1,247	5.43%
Tax-exempt investment securities	103,431	1,826	7.06%	95,383	1,679	7.04%
Total securities	211,182	3,418	6.47%	187,171	2,926	6.25%

Interest bearing deposits	34	—	0.00%	40	1	9.92%

Total interest-earning assets	585,250	9,779	6.66%	548,895	9,588	6.95%

Other assets	50,225			43,706

Total assets	$635,475			$592,601

Liabilities:
Savings	$62,792	120	0.76%	$60,262	114	0.75%
Super Now deposits	52,970	175	1.31%	46,531	153	1.30%
Money market deposits	34,915	208	2.37%	23,183	131	2.24%
Time deposits	205,346	1,907	3.69%	203,690	2,437	4.75%
Total deposits	356,023	2,410	2.69%	333,666	2,835	3.37%

Short-term borrowings	51,215	310	2.38%	32,910	368	4.44%
Long-term borrowings, FHLB	79,061	875	4.33%	77,791	909	4.64%
Total borrowings	130,276	1,185	3.57%	110,701	1,277	4.58%

Total interest-bearing liabilities	486,299	3,595	2.93%	444,367	4,112	3.67%

Demand deposits	75,863			70,689
Other liabilities	7,467			7,249
Shareholders’ equity	65,846			70,296
Total liabilities and shareholders’ equity	$635,475			$592,601

Interest rate spread			3.73%			3.28%
Net interest income/margin		$6,184	4.23%		$5,476	3.98%

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

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$8,534	$411	6.43%	$7,913	$365	6.17%
All other loans	359,570	18,665	6.93%	353,219	19,320	7.31%
Total loans	368,104	19,076	6.92%	361,132	19,685	7.29%

Taxable securities	104,604	4,514	5.75%	85,930	3,600	5.59%
Tax-exempt securities	108,877	5,517	6.76%	99,497	4,956	6.64%
Total securities	213,481	10,031	6.27%	185,427	8,556	6.15%

Interest bearing deposits	13	1	10.28%	431	18	5.58%

Total interest-earning assets	581,598	29,108	6.68%	546,990	28,259	6.90%

Other assets	49,638			42,390

Total assets	$631,236			$589,380

Liabilities:
Savings	$60,857	343	0.75%	$59,726	329	0.74%
Super Now deposits	51,228	513	1.34%	46,309	455	1.31%
Money market deposits	28,372	481	2.26%	24,362	414	2.27%
Time deposits	201,950	6,165	4.08%	198,401	7,017	4.73%
Total Deposits	342,407	7,502	2.93%	328,798	8,215	3.34%

Short-term borrowings	47,894	996	2.75%	32,443	1,100	4.53%
Other borrowings	90,088	3,044	4.44%	78,818	2,735	4.64%
Total borrowings	137,982	4,040	3.85%	111,261	3,835	4.61%

Total interest-bearing liabilities	480,389	11,542	3.19%	440,059	12,050	3.66%

Demand deposits	73,205			69,203
Other liabilities	8,672			6,866
Shareholders’ equity	68,970			73,252

Total liabilities and shareholders’ equity	$631,236			$589,380
Interest rate spread			3.49%			3.24%
Net interest income/margin		$17,566	4.04%		$16,209	3.96%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine month periods ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2008	2007	2008	2007

Total interest income	$9,108	$8,977	$27,092	$26,449
Total interest expense	3,595	4,112	11,542	12,050

Net interest income	5,513	4,865	15,550	14,399
Tax equivalent adjustment	671	611	2,016	1,810

Net interest income (fully taxable equivalent)	$6,184	$5,476	$17,566	$16,209

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008 vs 2007 Increase (Decrease) Due to			2008 vs 2007 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$23	$7	$30	$30	$16	$46
Loans	220	(550)	(330)	347	(1,002)	(655)
Taxable investment securities	229	116	345	803	111	914
Tax-exempt investment securities	142	5	147	474	87	561
Interest bearing deposits	—	(1)	(1)	(17)	—	(17)
Total interest-earning assets	614	(423)	191	1,637	(788)	849

Interest expense:
Savings deposits	5	1	6	6	8	14
Super Now deposits	21	1	22	50	8	58
Money market deposits	69	8	77	68	(1)	67
Time deposits	21	(551)	(530)	128	(980)	(852)
Short-term borrowings	522	(580)	(58)	1,501	(1,605)	(104)
Long-term borrowings, FHLB	10	(44)	(34)	437	(128)	309
Total interest-bearing liabilities	648	(1,165)	(517)	2,190	(2,698)	(508)
Change in net interest income	$(34)	$742	$708	$(553)	$1,910	$1,357

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2008, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $4,130,000 at December 31, 2007 to $4,268,000 at September 30, 2008.  At September 30, 2008 and December 31, 2007, the allowance for loan losses to total loans was 1.15%.

The provision for loan losses totaled $110,000 and $230,000 for the three and nine months ended September 30, 2008, compared to $10,000 and $60,000 for the same periods in 2007.  The amount of the increase in the provision was the result of several continuing positive factors, including but not limited to, an increase in gross loans of $11,069,000 since December 31, 2007, a ratio of annualized net charge offs to average loans of 0.03% for the nine months ended September 30, 2008, a ratio of nonperforming loans to total loans of 0.25%, and a ratio of the allowance for loan losses to nonperforming loans of 453.56% at September 30, 2008.

Non-interest Income

Total non-interest income for the three months ended September 30, 2008 compared to the same period in 2007 decreased $1,534,000 to $472,000 due to a $1,504,000 decrease in net securities gains and losses realized when comparing the three month periods ended September 30, 2008 and 2007.  Excluding net securities gains and losses, non-interest income for the third quarter of 2008 would have decreased $30,000 as compared to the 2007 period.  Deposit service charges increased $48,000 as overdraft fee income compensated for customers migrating to no service charge checking accounts that were introduced as part of a customer acquisition and retention program.  Other income increased due to increased revenue from electronic card (debit/credit) usage and title insurance.

Insurance commissions for the three months ended September 30, 2008 decreased $209,000 compared to the same period in 2007 due to a softening market and shift in product mix.  Management of The M Group continues to pursue new and build upon current relationships.  The sales call program continues to expand to other financial institutions, which results in additional revenue for The M Group.  However, the addition of another sales outlet for The M Group can take up to a year or more to be completed.

Total non-interest income for the nine months ended September 30, 2008 compared to the same period in 2007 decreased $2,159,000.  Excluding net securities gains, non-interest income would have increased $177,000 as compared to the 2007 period.   The increase in non-interest income for the nine month period is the result of the same items noted in the three month discussion.

Non-interest income composition for the three and nine months ended September 30, 2008 and 2007 was as follows:

	For The Three Months Ended
	September 30, 2008		September 30, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$594	125.8%	$546	27.2%	$48	8.8%
Securities (losses) gains, net	(1,504)	(318.6)	—	—	(1,504)	N/A
Bank owned life insurance	121	25.6	109	5.4	12	11.0
Gain on sale of loans	314	66.5	282	14.1	32	11.3
Insurance commissions	416	88.1	625	31.2	(209)	(33.4)
Other	531	112.6	444	22.1	87	19.5
Total non-interest income	$472	100.0%	$2,006	100.0%	$(1,534)	(76.5)%

	For The Nine Months Ended
	September 30, 2008		September 30, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$1,704	42.5%	$1,654	26.8%	$50	3.0%
Securities (losses) gains, net	(1,717)	(42.9)	619	10.0	(2,336)	(377.4)
Bank owned life insurance	367	9.2	310	5.0	57	18.4
Gain on sale of loans	678	16.9	654	10.6	24	3.7
Insurance commissions	1,482	37.0	1,613	26.2	(131)	(8.1)
Other	1,493	37.3	1,316	21.4	177	13.4
Total non-interest income	$4,007	100.0%	$6,166	100.0%	$(2,159)	(35.0)%

Non-interest Expense

Total non-interest expense increased $21,000 for the three months ended September 30, 2008 compared to the same period of 2007.  The increase in salaries and employee benefits was attributable to several items including standard cost of living wage adjustments for employees, increased pension expense, and other benefit costs.  Pennsylvania shares tax decreased $55,000 due to the use of Pennsylvania Enterprise Zone tax credits from a low income housing partnership committed to during 2007.  Other expenses increased primarily due to normal anticipated inflationary adjustments to ongoing business operating costs and the amortization related to the before mentioned low income housing.

Total non-interest expense increased $509,000 for the nine months ended September 30, 2008 compared to the same period of 2007.  As noted above in the three month discussion, normal increases in general business expenses and the amortization of a low income housing partnership impacted the level of non-interest expenses.

Non-interest expense composition for the three and nine months ended September 30, 2008 and 2007 was as follows:

	For The Three Months Ended
	September 30, 2008		September 30, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,355	52.9%	$2,330	52.6%	$25	1.1%
Occupancy, net	315	7.1	319	7.2	(4)	(1.3)
Furniture and equipment	304	6.8	267	6.0	37	13.9
Pennsylvania shares tax	105	2.4	160	3.6	(55)	(34.4)
Amortization of investment in limited partnerships	178	4.0	220	5.0	(42)	(19.1)
Other	1,194	26.8	1,134	25.6	60	5.3
Total non-interest expense	$4,451	100.0%	$4,430	100.0%	$21	0.5%

	For The Nine Months Ended
	September 30, 2008		September 30, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$7,275	54.3%	$6,912	53.6%	$363	5.3%
Occupancy, net	967	7.2	987	7.7	(20)	(2.0)
Furniture and equipment	876	6.5	850	6.6	26	3.1
Pennsylvania shares tax	315	2.3	482	3.7	(167)	(34.6)
Amortization of investment in limited partnerships	534	4.0	503	3.9	31	6.2
Other	3,440	25.7	3,164	24.5	276	8.7
Total non-interest expense	$13,407	100.0%	$12,898	100.0%	$509	3.9%

Provision for Income Taxes

Income taxes decreased $237,000 and $489,000 for the three and nine month periods ended September 30, 2008 compared to the same period of 2007.  The effective tax rate for the three and nine months ended September 30, 2008 was (9.0%) and 3.0% as compared to 4.5% and 8.8% for the same periods of 2007.  The decline in the effective tax rate is primarily the result of net securities losses of $1,504,000 and $1,717,000 for the three and nine months ended September 30, 2008 compared to net gains of $619,000 for the nine months ended September 30, 2007.  The current effective tax rate has resulted in a deferred tax asset due to the low income housing tax credits.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents decreased $2,879,000 from $15,433,000 at December 31, 2007 to $12,554,000 at September 30, 2008 primarily as a result of the following activities during the nine months ended September 30, 2008:

Loans Held for Sale

Activity regarding loans held for sale resulted in sale proceeds lagging loan originations, less $678,000 in realized gains, by $773,000 for the nine months ended September 30, 2008.

Loans

Gross loans increased $11,069,000 since December 31, 2007 due to the increase of residential mortgages coupled with increased competition for commercial loans and a softening of the market.

The allocation of the loan portfolio, by category, as of September 30, 2008 and December 31, 2007 is presented below:

	September 30,	December 31,	Change
(In Thousands)	2008	2007	Amount	%
Commercial, financial and agricultural	$35,365	$35,739	$(374)	(1.0)%
Real estate mortgage:
Residential	174,009	163,268	10,741	6.6
Commercial	134,232	132,943	1,289	1.0
Construction	16,176	16,152	24	0.1
Installment loans to individuals	12,759	13,317	(558)	(4.2)
Less: Net deferred loan fees	994	941	53	5.6
Gross loans	$371,547	$360,478	$11,069	3.1%

The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, amounted to $4,438,000 at September 30, 2008, compared to $1,477,000 at December 31, 2007.  The valuation allowance related to impaired loans amounted to $97,000 at September 30, 2008 and $102,000 at December 31, 2007.  The increase in impaired loans and valuation allowance is from a few commercial relationships.

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

Investments

The estimated fair value of the investment securities portfolio in total at September 30, 2008 has decreased $13,378,000 since December 31, 2007, while the amortized cost increased $2,059,000.  The majority of the changes in value occurred within the agency securities and state and municipal segments of the portfolio.  The amortized cost position in state and political securities increased $21,012,000 as the Bank continued its strategy to build call protection, maintain taxable equivalent yields, reduce the effective federal income tax rate, and invest in communities across the Commonwealth of Pennsylvania and the country.  Over the same time period, this above strategy resulted in the amortized cost position of available for sale U.S. Government and agency securities to decrease by $15,080,000. The increased level of unrealized losses within the bond portfolio, which offset the increase in amortized cost, was the result of changes in the yield curve and virtual freeze of trading in the municipal market, not credit quality, as the credit quality of the portfolio remains sound.

The equity portfolio continues to feel the effects of the economic turbulence that is effecting the financial sector.  This sector of the portfolio, as of September 30, 2008, held $1,906,000 in unrealized losses on an amortized cost basis of $15,743,000.  The amount of the declines has caused several of our equity holdings to be deemed other than temporarily impaired resulting in a write down in value of these holdings of $1,851,000 and $2,425,000 for the three and nine months ended September 30, 2008.  Certain positions may be liquidated, in whole or part, through the balance of 2008 so that the losses can be carried back for tax purposes and offset against gains that have been recognized over the past several years.

The amortized cost of investment securities and their estimated fair values are as follows:

	September 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$47,302	$206	$(33)	$47,475
State and political securities	140,663	257	(15,163)	125,757
Other debt securities	16,219	—	(2,441)	13,778
Total debt securities	204,184	463	(17,637)	187,010
Equity securities	15,743	373	(1,906)	14,210
Total investment securities AFS	$219,927	$836	$(19,543)	$201,220

Held to maturity (HTM)
U.S. Government and agency securities	$10	$1	$—	$11
Other debt securities	125	—	—	125
Total investment securities HTM	$135	$1	$—	$136

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$62,382	$522	$—	$62,904
State and political securities	119,651	581	(2,417)	117,815
Other debt securities	15,917	290	(440)	15,767
Total debt securities	197,950	1,393	(2,857)	196,486
Equity securities	19,776	496	(2,303)	17,969
Total investment securities AFS	$217,726	$1,889	$(5,160)	$214,455

Held to maturity (HTM)
U.S. Government and agency securities	$14	$1	$—	$15
Other debt securities	263	1	—	264
Total investment securities HTM	$277	$2	$—	$279

Financing Activities

Deposits

Total deposits increased 10.7% or $41,549,000 from December 31, 2007 to September 30, 2008.  The growth was led by an 88.4% or $18,598,000 increase in money market accounts coupled with double digit growth in NOW, savings, and time deposits from December 31, 2007 to September 30, 2008.  The increase in core deposits (deposits less time deposits) of 14.2% or $28,855,000 has allowed for a reduction in brokered time deposits of 55.8%.  The increase in deposits is the result of a deposit gathering program coupled with customers coming back to their hometown bank in wake of the economic turbulence.

Deposit balances and their changes for the periods being discussed follow:

	September 30, 2008		December 31, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$73,586	17.1%	$74,671	19.2%	$(1,085)	(1.5)%
NOW accounts	56,391	13.1	50,883	13.1	5,508	10.8
Money market deposits	39,627	9.2	21,029	5.4	18,598	88.4
Savings deposits	62,591	14.5	56,757	14.6	5,834	10.3
Time deposits	194,469	45.2	176,851	45.4	17,618	10.0
Time deposits - brokered	3,907	0.9	8,831	2.3	(4,924)	(55.8)
Total deposits	$430,571	100.0%	$389,022	100.0%	$41,549	10.7%

Borrowed Funds

Total borrowed funds decreased 16.4% or $26,486,000 at September 30, 2008 compared to $161,693,000 at December 31, 2007.  The decrease in borrowed funds is primarily the result of the previously discussed deposit gathering campaigns that were utilized to provide funds to reduce the level of higher cost short-term borrowings and to assist in replacing long-term borrowing maturities.  Long-term borrowings decreased $19,600,000 since December 31, 2007 due to the maturity of several borrowings that carried rates between 3.14% and 5.56%.

	September 30, 2008		December 31, 2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$29,950	22.1%	$38,160	23.6%	$(8,210)	(21.5)%
Securities sold under agreement to repurchase	18,479	13.7	17,155	10.6	1,324	7.7
Total short-term borrowings	48,429	35.8%	55,315	34.2%	(6,886)	(12.4)

Long-term borrowings, FHLB	86,778	64.2	106,378	65.8	(19,600)	(18.4)
Total borrowed funds	$135,207	100.0%	$161,693	100.0%	$(26,486)	(16.4)%

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

The Emergency Economic Stabilization Act of 2008, signed into law on October 3, 2008, provides authority to the United States Department of Treasury (“Treasury”) to, among other things, purchase up to $700 billion of mortgages, mortgage backed securities and certain other financial instruments from financial institutions.  On October 14, 2008, the Treasury announced it will offer to qualifying U.S. banking institutions the opportunity to issue and sell preferred stock, along with warrants to purchase common stock, to the Treasury on what may be considered attractive terms under the Troubled Asset Relief Program Capital Purchase Program (the “Program”).  Although the Company’s capital ratios remain well above the minimum levels required for well capitalized status, it is currently evaluating the Program.  In addition, the FDIC has initiated the Temporary Liquidity Guarantee Program that will provide a 100 percent guarantee for a limited period of time to newly issued senior unsecured debt and non-interest bearing transaction deposits.  Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits.  Management is currently evaluating the Temporary Liquidity Guarantee Program.

Capital ratios as of September 30, 2008 and December 31, 2007 were as follows:

	2008		2007
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$68,678	16.8%	$70,381	18.0%
For Capital Adequacy Purposes	32,713	8.0	31,280	8.0
To Be Well Capitalized	40,891	10.0	39,100	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$64,410	15.8%	$66,251	16.9%
For Capital Adequacy Purposes	16,356	4.0	15,640	4.0
To Be Well Capitalized	24,534	6.0	23,460	6.0

Tier I Capital (to Average Assets)

Actual	$64,410	10.1%	$66,251	10.8%
For Capital Adequacy Purposes	25,407	4.0	24,664	4.0
To Be Well Capitalized	31,759	5.0	30,830	5.0

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

4.  Cumulative 1 Year Maturity GAP %, +/- 25% maximum

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $209,525,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $28,797,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $116,728,000 as of September 30, 2008.

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

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.       Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 (July 1 - July 31, 2008)	—	—	—	—

Month #2 (August 1 - August 31, 2008)	9,210	$30.05	9,210	98,344

Month #3 (September 1 - September 30, 2008)	—	—	—	—

On April 22, 2008, the Board of Directors extended the previously approved authorization to repurchase up to 197,000 shares, or approximately 5%, of the outstanding shares of the Company for an additional year to April 30, 2009.  To date, there have been 98,656 shares repurchased under this plan.

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

PENNS WOODS BANCORP, INC.
(Registrant)

Date: November 7, 2008	/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer

Date: November 7, 2008	/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Principal Financial Officer