Form 10-K
period 2008-12-31
PENNS WOODS BANCORP INC
filed 2009-03-13
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number  0-17077

PENNS WOODS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania State or other jurisdiction of incorporation or organization	23-2226454 (I.R.S. Employer Identification No.)

300 Market Street, P.O. Box 967 Williamsport, Pennsylvania	17703-0967
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (570) 322-1111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange which registered
Common Stock, par value $8.33 per share	The NASDAQ Stock Market LLC

Securities to be registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”,  “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

State the aggregate market value of the voting stock held by non-affiliates of the registrant $119,734,375 at June 30, 2008.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2009
Common Stock, $8.33 Par Value	3,831,989 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 29, 2009 are incorporated by reference in Part III hereof.

PART I

ITEM 1                   BUSINESS

A. General Development of Business and History

On January 7, 1983, Penns Woods Bancorp, Inc. (the “Company”) was incorporated under the laws of the Commonwealth of Pennsylvania as a bank holding company. The Jersey Shore State Bank, a Pennsylvania state-charted bank, (the “Bank”) became a wholly owned subsidiary of the Company, and each outstanding share of Bank common stock was converted into one share of Company common stock.  This transaction was approved by the shareholders of the Bank on April 11, 1983 and was effective on July 12, 1983.  The Company’s two other wholly-owned subsidiaries are Woods Real Estate Development Company, Inc. and Woods Investment Company, Inc.  The Company’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank and Woods Investment Company, Inc.

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

The Bank employed 192 persons as of December 31, 2008 in either a full-time or part-time capacity.  The Company does not have any employees.  The principal officers of the Bank also serve as officers of the Company.

Woods Investment Company, Inc., a Delaware holding company, maintains an investment portfolio that is managed for total return and to fund dividend payments to the Company.

Woods Real Estate Development Company, Inc. serves the Company through its acquisition and ownership of certain properties utilized by the Bank.

A copy of the Code of Ethics and Code of Conduct for the Corporation can be requested from Brian Knepp, Chief Financial Officer, at 300 Market Street, Williamsport, PA 17701. A link with access to the Corporation’s SEC filings, annual reports, and quarterly filings can be found at www.jssb.com.

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

Dividends

Federal and state law impose limitations on the payment of dividends by the Bank.  The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by the Bank to its additional paid-in capital.

In addition to the dividend restrictions described above, the banking regulators have the authority to prohibit or to limit the payment of dividends by the Bank if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the Bank.

Under Pennsylvania law, the Company may not pay a dividend, if, after giving effect thereto, it would be unable to pay its debts as they become due in the usual course of business and, after giving effect to the dividend, the total assets of the Company would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to those receiving the dividend.

It is also the policy of the FRB that a bank holding company generally only pay dividends on common stock out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with a bank holding company’s capital needs, asset quality, and overall financial condition.  In the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged dividend pay-out ratios at the 100% level unless both asset quality and capital are very strong.  A bank holding company also should not maintain a dividend level that places undue pressure on the capital of such institution’s subsidiaries, or that may undermine the bank holding company’s ability to serve as a source of strength for such subsidiaries.

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

Prompt Corrective Action

The FDIC has specified the levels at which an insured institution will be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” and “critically undercapitalized.” In the event an institution’s capital deteriorates to the “undercapitalized” category or below, the Federal Deposit Insurance Act (the “FDIA”) and FDIC regulations prescribe an increasing amount of regulatory intervention, including: (1) the institution of a capital restoration plan by a bank and a guarantee of the plan by a parent institution and liability for civil money damages for failure to fulfill its commitment on that guarantee; and (2) the placement of a hold on increases in assets, number of branches, or lines of business.  If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver.  For well-capitalized institutions, the FDIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity.

Deposit Insurance

The enactment of the Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The limits are scheduled to return to $100,000 on January 1, 2010. Additionally, the Bank has chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (TLGP) as it applies to the FDIC guarantee of noninterest-bearing transaction account deposits of the Bank. In return for these guarantees, the FDIC is paid a fee based on the amount of the deposit. Under the transaction account guarantee component of the TLGP, all noninterest-bearing transaction accounts maintained at the Bank are insured in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amount.

On February 27, 2009, the FDIC Board of Directors took further action to strengthen the Deposit Insurance Fund (“DIF”) by adopting an interim rule imposing a special assessment on insured institutions of 20 basis points with the option of imposing an emergency special assessment after June 30, 2009 of up to 10 basis points, adopting a final rule implementing changes to the risk-based assessment system, and setting assessment rates beginning with the second quarter of 2009.  The ultimate goal of these FDIC is to restore the DIF reserve ratio to 1.15% within the next seven years.  The FDIC increased the DIF reserve ratio restoration period from five to seven years due to recent economic pressures impacting banks and the financial system.

Assessment rates beginning April 1, 2009 will increase.  Banks in the top tier risk category currently pay any where from 12 cents per $100 of deposits to 14 cents per $100 of deposits for FDIC insurance. FDIC insurance assessment rates for these banks will increase and will now include an initial base rate of between 12 cents per $100 of deposits to 16 cents per $100 of deposits with higher assessment rates for those institutions that rely significantly on secured borrowings and brokered deposits.  The FDIC will reduce assessment rates for smaller banks, banks with high levels of tier 1 capital and banks that hold long-term unsecured debt.

The Bank continues to be required to make payments for the servicing of obligations of the Financing Corporation (FICO) that were issued in connection with the resolution of savings and loan associations, so long as such obligations remain outstanding.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2008, the Bank had $147,791,000 in FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB.  At December 31, 2008, the Bank had $7,101,000 million in stock of the FHLB which was in compliance with this requirement.

Emergency Economic Stabilization Act of 2008, Financial Stability Plan, American Recovery and Reinvestment Act of 2009, Homeowner Affordability and Stability Plan, and Other Regulatory Developments

Emergency Economic Stabilization Act of 2008

On October 3, 2008, EESA was enacted.  EESA enables the federal government, under terms and conditions to be developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions.  EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program (TARP), under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, particularly those that are based on or related to residential or commercial mortgages originated or issued on or before March 14, 2008; and (b) an increase in the amount of deposit insurance provided by the FDIC.

Financial Stability Plan

On February 10, 2009, the Financial Stability Plan (FSP) was announced by the U.S. Treasury Department.  The FSP is a comprehensive set of measures intended to shore up the financial system.  The core elements of the plan include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program.  The U.S. Treasury Department has indicated more details regarding the FSP are to be announced on a newly created government website, FinancialStability.gov, in the next several weeks.  We continue to monitor these developments and assess their potential impact on our business.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was enacted.  ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch.  The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure.  The new law also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally aided banks.

Homeowner Affordability and Stability Plan

On February 18, 2009, the Homeowner Affordability and Stability Plan (HASP) was announced by the President of the United States. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:

•              Provide access to low-cost refinancing for responsible homeowners suffering from falling home prices.

•              A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes.

•              Support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

More details regarding HASP are expected to be announced.  We continue to monitor these developments and assess their potential impact on our business.

Other Legislation

The Fair and Accurate Credit Transactions Act (“FACT”) was signed into law on December 4, 2003.  This law extends the previously existing Fair Credit Reporting Act.  New provisions added by FACT address the growing problem of identity theft. Consumers will be able to initiate a fraud alert when they are victims of identity theft, and credit reporting agencies will have additional duties. Consumers will also be entitled to obtain free credit reports through the credit bureaus, and will be granted certain additional privacy rights.

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

As of December 31, 2008, the Bank had total assets of $643,302,000; total shareholders’ equity of $49,327,000 and total deposits of $423,411,000. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation for the maximum amount provided under current law.

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

The value of certain investment securities is volatile and future declines or other-than-temporary impairments could materially adversely affect our future earnings and regulatory capital.

Continued volatility in the market value for certain of our investment securities, whether caused by changes in market perceptions of credit risk, as reflected in the expected market yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities. This could have a material adverse impact on our accumulated other comprehensive loss and shareholders’ equity depending on the direction of the fluctuations. Furthermore, future downgrades or defaults in these securities could result in future classifications of investment securities as other than temporarily impaired. This could have a material impact on our future earnings, although the impact on shareholders’ equity will be offset by any amount already included in other comprehensive income for securities where we have recorded temporary impairment.

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

The market for financial services, including banking services and consumer finance services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking, and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, we can provide no assurance that we will be able to properly or timely anticipate or implement such technologies or properly train our staff to use such technologies.  Any failure to adapt to new technologies could adversely affect our business, financial condition or operating results.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2                   PROPERTIES

The Company owns and leases its properties.  Listed herewith are the locations of properties owned or leased as of December 31, 2008, in which the banking offices are located; all properties are in good condition and adequate for the Bank’s purposes:

Office

Address

Ownership

Main	115 South Main Street	Owned
P.O. Box 5098
Jersey Shore, Pennsylvania 17740

Bridge Street	112 Bridge Street	Owned
Jersey Shore, Pennsylvania 17740

DuBoistown	2675 Euclid Avenue	Owned
Williamsport, Pennsylvania 17702

Williamsport	300 Market Street	Owned
P.O. Box 967
Williamsport, Pennsylvania 17703-0967

Montgomery	9094 Rt. 405 Highway	Owned
Montgomery, Pennsylvania 17752

Lock Haven	4 West Main Street	Owned
Lock Haven, Pennsylvania 17745

Mill Hall	(Inside Wal-Mart), 173 Hogan Boulevard	Under Lease
Mill Hall, Pennsylvania 17751

Spring Mills	3635 Penns Valley Road, P.O. Box 66	Owned
Spring Mills, Pennsylvania 16875

Centre Hall	2842 Earlystown Road	Land Under Lease
Centre Hall, Pennsylvania 16828

Zion	100 Cobblestone Road	Under Lease
Bellefonte, Pennsylvania 16823

State College	(Inside Wal-Mart), 1665 North Atherton Place	Under Lease
State College, Pennsylvania 16803

State College	2050 North Atherton Street	Land Under Lease
State College, Pennsylvania 16803

Montoursville	820 Broad Street	Under Lease
Montoursville, Pennsylvania 17754

The M Group, Inc.	705 Washington Boulevard	Under Lease
D/B/A The	Williamsport, Pennsylvania 17701
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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is listed on the NASDAQ Global Select Market under the symbol “PWOD”.  The following table sets forth (1) the quarterly high and low close prices for a share of the Company’s Common Stock during the periods indicated, and (2) quarterly dividends on a share of the Common Stock with respect to each quarter since January 1, 2006.  The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission.  They may not necessarily represent actual transactions.

			Dividends
	High	Low	Declared
2006
First quarter	$38.75	$37.75	$0.42
Second quarter	39.50	36.50	0.43
Third quarter	38.48	37.02	0.44
Fourth quarter	38.59	36.20	0.44
2007
First quarter	$37.75	$35.00	$0.44
Second quarter	35.00	33.86	0.44
Third quarter	35.00	30.80	0.45
Fourth quarter	32.50	30.33	0.46
2008
First quarter	$33.47	$29.66	$0.46
Second quarter	33.15	33.01	0.46
Third quarter	35.00	29.00	0.46
Fourth quarter	30.40	23.00	0.46

The Bank has paid cash dividends since 1941.  The Company has paid dividends since the effective date of its formation as a bank holding company.  It is the present intention of the Registrant’s Board of Directors to continue the dividend payment policy; however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors relevant at the time the Board of Directors of the Company considers dividend policy.  Cash available for dividend distributions to shareholders of the Company primarily comes from dividends paid by the Bank to the Company. Therefore, the restrictions on the Bank’s dividend payments are directly applicable to the Company.  See also the information appearing in Note 18 to Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for additional information related to dividend restrictions.

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

As of March 3, 2009, the Company had approximately 1,261 shareholders of record.

Following is a schedule of the shares of the Company’s common stock purchased by the Company during the fourth quarter of 2008.

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month#1 (October 1 -
October 31, 2008)	5,000	$25.55	5,000	93,344

Month#2 (November 1 -
November 30, 2008)	10,000	25.60	10,000	83,344

Month#3 (December 1, -
December 31, 2008)	5,000	25.25	5,000	78,344

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Stock Index, NASDAQ Bank Index, and NASDAQ Composite for the period of five fiscal years assuming the investment of $100.00 on December 31, 2003 and assuming the reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Penns Woods Bancorp, Inc.	100.00	107.34	108.19	110.08	99.89	75.28
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
NASDAQ Bank Index	100.00	110.99	106.18	117.87	91.85	69.88

ITEM  6    SELECTED FINANCIAL DATA

The following table sets forth certain financial data as of and for each of the years in the five-year period ended December 31, 2008.

(In Thousands, Except Per Share Amounts)	2008	2007	2006	2005	2004

Consolidated Statement of Income Data:
Interest income	$36,108	$35,949	$33,753	$30,903	$29,845
Interest expense	14,832	16,447	14,210	10,381	8,768
Net interest income	21,276	19,502	19,543	20,522	21,077
Provision for loan losses	375	150	635	720	465
Net interest income after provision for loan losses	20,901	19,352	18,908	19,802	20,612
Noninterest income	5,456	7,478	9,029	9,431	8,918
Noninterest expense	17,949	17,316	16,329	15,108	14,184
Income before income taxes	8,408	9,514	11,608	14,125	15,346
Applicable income taxes	405	637	1,961	3,224	4,263
Net Income	$8,003	$8,877	$9,647	$10,901	$11,083

Consolidated Balance Sheet at End of Period:
Total assets	$652,803	$628,138	$592,285	$568,668	$546,703
Loans	381,478	360,478	360,384	338,438	324,505
Allowance for loan losses	(4,356)	(4,130)	(4,185)	(3,679)	(3,338)
Deposits	421,368	389,022	395,191	352,529	356,836
Long-term debt — other	86,778	106,378	82,878	84,478	75,878
Shareholders’ equity	61,027	70,559	74,594	73,919	73,165

Per Share Data:
Earnings per share - Basic	$2.07	$2.28	$2.45	$2.75	$2.78
Earnings per share - Diluted	2.07	2.28	2.45	2.74	2.78
Cash dividends declared	1.84	1.79	1.73	1.56	1.47
Book value	15.93	18.21	19.12	18.59	18.36
Number of shares outstanding, at end of period	3,831,500	3,875,632	3,900,742	3,975,787	3,985,832
Average number of shares outstanding-basic	3,859,724	3,886,277	3,934,138	3,971,926	3,990,008

Selected financial ratios:
Return on average shareholders’ equity	12.02%	12.14%	12.93%	14.54%	15.49%
Return on average total assets	1.27%	1.49%	1.67%	1.97%	2.06%
Net interest income to average interest earning assets	4.14%	3.95%	4.06%	4.29%	4.32%
Dividend payout ratio	88.67%	78.33%	70.51%	57.10%	52.72%
Average shareholders’ equity to average total assets	10.53%	12.23%	12.92%	13.56%	13.30%
Loans to deposits, at end of period	90.53%	92.66%	91.19%	96.00%	90.94%

Per share data and number of shares outstanding have been adjusted to give retroactive effect to a six for five stock split issued November 18, 2005.

ITEM 7                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 34%.  The tax equivalent adjustments to net interest income for 2008, 2007, and 2006 were $2,714,000, $2,410,000, and $2,245,000, respectively.

2008 vs 2007

Reported net interest income increased $1,774,000 or 9.10% to $21,276,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007, although the yield on earning assets decreased to 6.68% from 6.91%, respectively.  On a tax equivalent basis the change in net interest income was an increase of $2,078,000 or 9.48% to $23,990,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Total interest income increased $159,000 primarily due to growth in the average balance of the loan and securities portfolios.  The increase in earning asset volume compensated for the negative impact on earning asset yields caused by the rate reductions enacted by the Federal Open Markets Committee (“FOMC”). Interest income recognized on the loan portfolio decreased $871,000 as a portion of the portfolio repriced downward due to the FOMC actions that lowered the prime rate from 7.25% at December 31, 2007 to 3.25% at December 31, 2008 coupled with the market dictating that new loan generation occurred at lower rates than during 2007.  Interest and dividend income generated from the investment portfolio and interest bearing cash deposits increased $1,030,000.  The increase was the result of the yield on the investment portfolio increasing 12 basis points (“bp”) while the average balance of the investment portfolio increased by $17,067,000. The majority of the increase in the securities portfolio was from a leverage strategy undertaken during the second half of 2007.

Interest expense decreased $1,615,000 to $14,832,000 for the year ended December 31, 2008 as compared to 2007.  Leading the decrease in interest expense was a decline of 11.70% or $1,281,000 related to deposits.  The FOMC actions noted previously together with a strategic shortening of the duration of the portfolio led to an 81 bp decline in the rate paid on time deposits from 4.73% for the year ended December 31, 2007 to 3.92% for the year ended December 31, 2008 resulting in a $1,502,000 decline in expense.  The economic turmoil experienced over the past year has led to a significant decline in short-term interest rates which has allowed for a 214 bp decline in the rate paid on short-term borrowings.  Several long-term debt maturities paved the way for a decline in the rate paid on long-term borrowings of 23 bp to 4.39% for the year ended December 31, 2008 versus 4.62% for the year ended December 31, 2007.

2007 vs 2006

Reported net interest income decreased $41,000 or 0.21% to $19,502,000 for the year ended December 31, 2007 as compared to the year ended December 31, 2006 although the yield on earning assets increased to 6.91% from 6.70%, respectively.  On a tax equivalent basis the change in net interest income was an increase of $124,000, which is primarily the result of the yield on investment securities increasing to 6.25% at December 31, 2007 from 5.93% at December 31, 2006.  Total interest income increased 6.5% or $2,196,000 primarily due to growth in the average balance of the loan portfolio of $8,688,000 coupled with an increase in the loan yield to 7.27% at December 31, 2007 from 7.10% at December 31, 2006. Interest and dividend income generated from the investment portfolio and interest bearing cash deposits increased $975,000.  The increase was the result of the yield on the investment portfolio increasing 32 basis points while the average balance of the investment portfolio increased by $8,749,000.

Interest expense increased $2,237,000 to $16,447,000 for the year ended December 31, 2007 as compared to 2006.  The majority of the increase, 91% or $2,043,000, is related to increased levels of average deposits and increased rates being paid on deposit accounts, which had an average rate paid of 3.35% and 2.88% for the years ended December 31, 2007 and 2006, respectively.  The increases were driven by market competition and rate increases enacted throughout 2006 by the FOMC resulting in a higher average prime rate during 2007 than 2006.  Interest expense related to time deposits increased $2,121,000 as the average rate paid on time deposits increased to 4.73% from 4.11% for the year ended December 31, 2006.  The increase in time deposit rates was the result of competitive pressure, FOMC rate increases, rate specials related to the opening of a new branch and the one year anniversary of a second, and incentive to customers to invest in short-term time deposits.  In addition, the average balance in time deposits increased $21,508,000 due to the before mentioned rate specials, transfer of dollars from transaction accounts due to the increasing rate disparity between products, and the use of brokered deposits to limit the reliance on short-term FHLB funding.

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

(Dollars In Thousands)

	2008
	Average Balance	Interest	Average Rate
ASSETS:
Tax-exempt loans	$9,230	$603	6.53%
All other loans	361,945	24,830	6.86%
Total loans	371,175	25,433	6.85%

Taxable securities	104,245	6,008	5.76%
Tax-exempt securities	106,030	7,380	6.96%
Total securities	210,275	13,388	6.37%

Interest-bearing deposits	10	1	10.00%

Total interest-earning assets	581,460	38,822	6.68%

Other assets	50,779

Total assets	$632,239

LIABILITIES:
Savings	$60,324	443	0.73%
Super Now deposits	52,117	658	1.26%
Money market deposits	30,921	699	2.26%
Time deposits	200,572	7,870	3.92%
Total deposits	343,934	9,670	2.81%

Short-term borrowings	50,545	1,181	2.31%
Long-term borrowings	89,256	3,981	4.39%
Total borrowings	139,801	5,162	3.64%

Total interest-bearing liabilities	483,735	14,832	3.05%

Demand deposits	73,618
Other liabilities	8,282
Shareholders’ equity	66,604

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$632,239
Interest rate spread			3.63%
Net interest income/margin		$23,990	4.14%

•                  Fees on loans are included with interest on loans. Loan fees are included in interest income as follows: 2008-$472,000, 2007-$453,000, 2006-$478,000.

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

	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:
Tax-exempt loans	$7,857	$485	6.17%	$8,173	$503	6.15%
All other loans	353,528	25,779	7.29%	344,524	24,545	7.12%
Total loans	361,385	26,264	7.27%	352,697	25,048	7.10%

Taxable securities	93,480	5,474	5.86%	91,767	4,837	5.27%
Tax-exempt securities	99,728	6,602	6.62%	92,692	6,102	6.58%
Total securities	193,208	12,076	6.25%	184,459	10,939	5.93%

Interest-bearing deposits	345	19	5.51%	152	11	7.24%

Total interest-earning assets	554,938	38,359	6.91%	537,308	35,998	6.70%

Other assets	42,602			40,413

Total assets	$597,540			$577,721

LIABILITIES:
Savings	$58,710	428	0.73%	$61,958	509	0.82%
Super Now deposits	46,596	611	1.31%	47,294	655	1.38%
Money market deposits	23,920	540	2.26%	23,905	493	2.06%
Time deposits	198,029	9,372	4.73%	176,521	7,251	4.11%
Total deposits	327,255	10,951	3.35%	309,678	8,908	2.88%

Short-term borrowings	36,816	1,639	4.45%	34,612	1,503	4.34%
Long-term borrowings	83,490	3,857	4.62%	83,237	3,799	4.56%
Total borrowings	120,306	5,496	4.57%	117,849	5,302	4.50%

Total interest-bearing liabilities	447,561	16,447	3.67%	427,527	14,210	3.32%

Demand deposits	69,953			69,668
Other liabilities	6,924			5,899
Shareholders’ equity	73,102			74,627

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$597,540			$577,721
Interest rate spread			3.24%			3.38%
Net interest income/margin		$21,912	3.95%		$21,788	4.06%

Reconcilement of Taxable Equivalent Net Interest Income

	2008	2007	2006

Total interest income	$36,108	$35,949	$33,753
Total interest expense	14,832	16,447	14,210

Net interest income	21,276	19,502	19,543
Tax equivalent adjustment	2,714	2,410	2,245

Net interest income
(fully taxable equivalent)	$23,990	$21,912	$21,788

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

(In Thousands)

	Year Ended December 31,
	2008 vs 2007			2007 vs 2006
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$92	$26	$118	$(20)	$2	$(18)
Loans	638	(1,587)	(949)	650	584	1,234
Taxable investment securities	621	(87)	534	88	549	637
Tax-exempt investment securities	532	246	778	466	34	500
Interest-bearing deposits	(27)	9	(18)	12	(4)	8
Total interest-earning assets	1,856	(1,393)	463	1,196	1,165	2,361

Interest expense:
Savings deposits	12	3	15	(30)	(51)	(81)
Super Now deposits	71	(24)	47	(10)	(34)	(44)
Money market deposits	158	1	159	—	47	47
Time deposits	119	(1,621)	(1,502)	344	1,777	2,121
Short-term borrowings	484	(942)	(458)	100	36	136
Long-term borrowings	260	(136)	124	12	46	58
Total interest-bearing liabilities	1,104	(2,719)	(1,615)	416	1,821	2,237
Change in net interest income	$752	$1,326	2,078	$780	$(656)	$124

PROVISION FOR LOAN LOSSES

2008 vs 2007

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2008, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance adequacy. The banking regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan losses increased from $4,130,000 at December 31, 2007 to $4,356,000 at December 31, 2008.  At December 31, 2008, allowance for loan losses was 1.14% of total loans compared to 1.15% of total loans at December 31, 2007.

The provision for loan losses totaled $375,000 for the year ended December 31, 2008 compared to $150,000 for the year ended December 31, 2007. Management concluded that the increase of the provision was appropriate when considering the gross loan growth experienced during 2008 of $21,000,000 coupled with net charge-offs to average loans for the year ended December 31, 2008 of 0.04%. Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2007 vs 2006

The allowance for loan losses decreased 1.31% or $55,000 from December 31, 2006 after net charge-offs of $205,000 contributed to a year-end 2007 allowance for loan losses of  $4,130,000 or 1.15% of total loans. Based upon this analysis, as well as the others noted above, senior management concluded that the allowance for loan losses was at a level adequate to provide for probable losses inherent in the loan portfolio at December 31, 2007.

Following is a table showing the changes in the allowance for loan losses for the years ended December 31, 2008, 2007, 2006, 2005, and 2004:

(In Thousands)

	2008	2007	2006	2005	2004
Balance at beginning of period	$4,130	$4,185	$3,679	$3,338	$3,069
Charge-offs:
Real estate	48	—	50	132	121
Commercial and industrial	51	103	28	206	50
Installment loans to individuals	214	201	249	108	112
Total charge-offs	313	304	327	446	283
Recoveries:
Real estate	17	13	68	45	50
Commercial and industrial	60	1	40	8	4
Installment loans to individuals	87	85	90	14	33
Total recoveries	164	99	198	67	87
Net charge-offs	149	205	129	379	196
Additions charged to operations	375	150	635	720	465
Balance at end of period	$4,356	$4,130	$4,185	$3,679	$3,338
Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.06%	0.04%	0.11%	0.06%

NON-INTEREST INCOME

2008 vs 2007

Total non-interest income decreased $2,022,000 from the year ended December 31, 2007 to 2008.  Excluding security losses, non-interest income decreased $45,000. Service charges increased as overdraft protection fees increased $100,000 and offset customer migrations to checking accounts having reduced or no service charges.  Earnings on bank-owned life insurance increased as additional policies were purchased. Insurance commissions decreased due to the general economic downturn, which has led to a decrease in volume of sales.  Management of The M Group continues to pursue new and build upon current relationships.  However, the sales cycle for insurance and investment products can take typically from six months to one year or more to complete. The increase in other income was primarily due to increases in revenues from debit card transactions, merchant card commissions, and title insurance.

(In Thousands)

	2008		2007		Change
	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$2,289	41.95%	$2,246	30.03%	$43	1.91%
Securities (losses) gains, net	(2,031)	(37.23)	(54)	(0.72)	(1,977)	3,661.11
Bank-owned life insurance	472	8.65	410	5.48	62	15.12
Gain on sale of loans	882	16.17	921	12.32	(39)	(4.23)
Insurance commissions	1,928	35.34	2,222	29.72	(294)	(13.23)
Other income	1,916	35.12	1,733	23.17	183	10.56
Total non-interest income	$5,456	100.00%	$7,478	100.00%	$(2,022)	(27.04)%

2007 vs 2006

Total non-interest income decreased $1,551,000 from the year ended December 31, 2007 to 2006.  Excluding security (losses) gains and the gain on sale of loans, non-interest income increased $114,000. Service charges decreased $120,000 as overdraft protection fees declined and customers migrated to new checking accounts having reduced or no service charges.  Earnings on bank-owned life insurance increased $36,000. Insurance commissions decreased $59,000 due to a reduction in the overall commission from the underwriter that The M Group receives on each insurance contract written.  The increase in other income was primarily due to increases in revenues from debit card transactions, merchant card commissions,  and commissions generated by The M Group for securities transactions.

(In Thousands)

	2007		2006		Change
	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$2,246	30.03%	$2,366	26.20%	$(120)	(5.07)%
Securities (losses) gains, net	(54)	(0.72)	1,679	18.60	(1,733)	(103.22)
Bank-owned life insurance	410	5.48	374	4.14	36	9.63
Gain on sale of loans	921	12.32	853	9.45	68	7.97
Insurance commissions	2,222	29.72	2,281	25.26	(59)	(2.59)
Other income	1,733	23.17	1,476	16.35	257	17.41
Total non-interest income	$7,478	100.00%	$9,029	100.00%	$(1,551)	(17.18)%

NON-INTEREST EXPENSE

2008 vs 2007

Total non-interest expenses increased $633,000 from the year ended December 31, 2007 to December 31, 2008. Salaries and employee benefits increased due to several factors including standard cost of living wage adjustments for employees, increased benefit costs, and expenses associated with the post-retirement segment of split-dollar bank owned life insurance.  Pennsylvania shares tax decreased due to tax credits associated with an investment in low income housing within the Lycoming County market. Other expenses increased primarily due to increases in legal and insurance costs coupled with our continued emphasis on giving back to the communities that we serve resulting in a doubling of donations during 2008 compared to 2007.

(In Thousands)

	2008		2007		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$9,634	53.67%	$9,078	52.43%	$556	6.12%
Occupancy, net	1,288	7.18	1,306	7.54	(18)	(1.38)
Furniture and equipment	1,182	6.59	1,126	6.50	56	4.97
Pennsylvania shares tax	421	2.35	643	3.71	(222)	(34.53)
Amortization of investment in limited partnership	712	3.97	761	4.39	(49)	(6.44)
Other expenses	4,712	26.24	4,402	25.43	310	7.04
Total non-interest expense	$17,949	100.00%	$17,316	100.00%	$633	3.66%

2007 vs 2006

Total non-interest expenses increased $987,000 from the year ended December 31, 2006 to December 31, 2007. Salaries and employee benefits increased by $245,000 and were attributed to several factors including standard cost of living wage adjustments for employees, full year impact of the Montoursville branch, and increased benefit costs. Occupancy expense increased due to the new branch in Montoursville, which opened in the third quarter of 2006, and increased cost of maintenance and property taxes. Amortization increase attributed to low income housing partnership that began operation during the fourth quarter of 2006.

(In Thousands)

	2007		2006		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$9,078	52.43%	$8,833	54.09%	$245	2.77%
Occupancy, net	1,306	7.54	1,137	6.96	169	14.86
Furniture and equipment	1,126	6.50	1,201	7.36	(75)	(6.24)
Pennsylvania shares tax	643	3.71	598	3.66	45	7.53
Amortization of investment in limited partnership	761	4.39	245	1.50	516	210.61
Other expenses	4,402	25.43	4,315	26.43	87	2.02
Total non-interest expense	$17,316	100.00%	$16,329	100.00%	$987	6.04%

INCOME TAXES

2008 vs 2007

The provision for income taxes for the year ended December 31, 2008 resulted in an effective income tax rate of 4.8% compared to 6.7% for 2007. This decrease is the result of the continued shift in the investment portfolio from taxable mortgage-backed bonds to tax-exempt municipal bonds coupled with the recognition of tax credits related to low income housing partnerships investments.

2007 vs 2006

The provision for income taxes for the year ended December 31, 2007 resulted in an effective income tax rate of 6.7% compared to 16.9% for 2006. This decrease is the result of a shift in the investment portfolio from taxable mortgage-backed bonds to tax-exempt municipal bonds coupled with the receipt of tax credits related to low income housing partnerships investments.

FINANCIAL CONDITION

INVESTMENTS

2008

The estimated fair value of the investment portfolio decreased $6,346,000 or 2.96% from December 31, 2007 to 2008, while the amortized cost increased $3,241,000 over the same period.  The majority of the changes in value occurred within the state and municipal segment of the portfolio.  The amortized cost position in state and political securities increased $22,607,000 as the Bank continued to build call protection, maintain taxable equivalent yields, reduce the effective federal income tax rate, and invest in communities across the Commonwealth of Pennsylvania and the country. The amortized cost position of U.S. Government and agency securities decreased $15,934,000 due to the focus on building the municipal bond segment of the portfolio.  The increased level of unrealized losses, which offset the increase in amortized cost, was the result of changes in the yield curve and illiquid markets, not credit quality, as the credit quality of the portfolio remained sound.

2007

The estimated fair value of the investment portfolio increased $29,429,000 or 15.77% from December 31, 2006 to 2007, while the amortized cost increased $35,762,000 over the same period.  The majority of the changes in value occurred within the state and municipal segment of the portfolio.  The amortized cost position in state and political securities increased $14,993,000 as the Bank continued to build call protection, maintain taxable equivalent yields, reduce the effective federal income tax rate, and invest in communities across the Commonwealth of Pennsylvania and the country. The amortized cost position of other debt securities increased $13,919,000 as the Bank began a new leverage transaction to enhance net interest income, return on average assets, and return on average equity.  The increased level of unrealized losses, which offset the increase in amortized cost, was the result of changes in the yield curve, not credit quality, as the credit quality of the portfolio remained sound.

The carrying amounts of investment securities at the dates indicated are summarized as follows for the years ended

December 31, 2008, 2007, and 2006:

(In Thousands)

	2008		2007		2006
	Balance	% Portfolio	Balance	% Portfolio	Balance	% Portfolio
U.S. Government agencies:
Held to Maturity	$10	0.00%	$14	0.01%	$26	0.01%
Available for Sale	47,586	22.84%	62,904	29.29%	54,152	29.20%
State and political subdivisions (tax-exempt):
Held to Maturity	—	—	—	—	—	—
Available for Sale	103,173	49.51%	107,314	49.98%	103,057	55.56%
State and political subdivisions (taxable):
Held to Maturity	—	—	—	—	—	—
Available for Sale	28,668	13.76%	10,501	4.89%	2,889	1.56%
Other bonds, notes and debentures:
Held to Maturity	125	0.06%	263	0.12%	257	0.14%
Available for Sale	15,554	7.46%	15,767	7.34%	2,024	1.09%
Total bonds, notes and debentures	195,116	93.63%	196,763	91.63%	162,405	87.56%
Corporate stock - Available for Sale	13,270	6.37%	17,969	8.37%	23,078	12.44%
Total	$208,386	100.00%	$214,732	100.00%	$185,483	100.00%

The following table shows the maturities and repricing of investment securities, at amortized cost and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) of such at December 31, 2008:

(In Thousands)

	Within	After One	After Five	After	Amortized
	One	But Within	But Within	Ten	Cost
	Year	Five Years	Ten Years	Years	Total
U.S. Government agencies:
HTM Amount	$—	$—	$—	$10	$10
Yield	—	—	—	8.95%	8.95%
AFS Amount	—	—	—	46,452	46,452
Yield	—	—	—	5.79%	5.79%
State and political subdivisions (tax-exempt):
HTM Amount	—	—	—	—	—
Yield	—	—	—	—	—
AFS Amount	—	—	416	110,654	111,070
Yield	—	—	8.95%	6.61%	6.62%
State and political subdivisions (taxable):
HTM Amount	—	—	—	—	—
Yield	—	—	—	—	—
AFS Amount	—	—	—	31,188	31,188
Yield	—	—	—	5.94%	5.94%
Other bonds, notes and debentures:
HTM Amount	25	100	—	—	125
Yield	5.55%	6.55%	—	—	6.35%
AFS Amount	—	75	2	16,339	16,416
Yield	—	2.89%	2.37%	6.26%	6.24%
Total Amount	$25	$175	$418	$204,643	$205,261
Total Yield	5.55%	4.98%	8.92%	6.29%	6.30%

Equity Securities					$16,429
Total Investment Portfolio Value					$221,690
Total Investment Portfolio Yield					5.83%

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

LOAN PORTFOLIO

2008

Gross loans of $381,478,000 at December 31, 2008 represented an increase of $21,000,000 from December 31, 2007. The continued emphasis on well collateralized real estate loans resulted in real estate secured loans increasing $17,039,000 from December 31, 2007 to 2008. The success in carrying out this long term strategy has played a significant role in limiting net chargeoffs for 2008 to 0.04% of average loans.  Despite the softening economy, the Bank has increased outstanding loans while maintaining its lending practices and is capitalizing on opportunities because larger regional banks have withdrawn, in part, from select market segments.

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

The amounts of loans outstanding at the indicted dates are shown in the following table according to type of loan at December 31, 2008. 2007, 2006, 2005, and 2004:

(In Thousands)

	2008	2007	2006	2005	2004
Commercial and agricultural	$40,602	$35,739	$36,995	$37,553	$31,100
Real estate mortgage:
Residential	177,406	163,268	158,219	150,000	147,461
Commercial	136,158	132,943	135,404	127,131	123,757
Construction	15,838	16,152	16,749	10,681	8,365
Installment loans to individuals	12,487	13,317	14,035	14,135	14,918
Less: Net deferred loan fees	1,013	941	1,018	1,062	1,096
Gross loans	$381,478	$360,478	$360,384	$338,438	$324,505

The amounts of domestic loans at December 31, 2008 are presented below by category and maturity:

(In Thousands)

		Commercial	Installment
		and	Loans to
	Real Estate	Other	Individuals	Total
Loans with floating interest rates:
1 year or less	$18,770	$9,022	$2,317	$30,109
1 through 5 years	11,593	1,686	35	13,314
5 through 10 years	27,411	3,814	6	31,231
After 10 years	217,414	8,472	678	226,564
Total floating interest rate loans	275,188	22,994	3,036	301,218
Loans with predetermined interest rates:
1 year or less	5,747	1,329	761	7,837
1 through 5 years	13,705	12,196	8,018	33,919
5 through 10 years	21,897	3,692	718	26,307
After 10 years	11,545	621	31	12,197
Total predetermined interest rate loans	52,894	17,838	9,528	80,260
Total	$328,082	$40,832	$12,564	$381,478

•                  The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

•                  Scheduled repayments are reported in maturity categories in which the payment is due.

The Bank does not make loans that provide for negative amortization nor do any loans contain conversion features. The Bank does not have any foreign loans outstanding at December 31, 2008.

ALLOWANCE FOR LOAN LOSSES

2008

The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio, as of the consolidated balance sheet date.  All loan losses are charged to the allowance and all recoveries are credited to it per the allowance method of providing for loan losses.  The allowance for loan losses is established through a provision for loan losses charged to operations.  The provision for loan losses is based upon management’s quarterly review of the loan portfolio.  The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets served. An external independent loan review is also performed annually for the Bank.  Management remains committed to an aggressive program of problem loan identification and resolution.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2008, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

The allowance for loan losses increased from $4,130,000 at December 31, 2007 to $4,356,000 at December 31, 2008.  At December 31, 2008, allowance for loan losses was 1.14% of total loans compared to 1.15% of total loans at December 31, 2007. This percentage is consistent with the Bank’s historical experience and peer banks.  Management’s conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date.

Based on management’s loan-by-loan review, the past performance of the borrowers, and current economic conditions, including recent business closures and bankruptcy levels, management does not anticipate any current losses related to nonaccrual, nonperforming, or classified loans above those that have already been considered in its overall judgment of the adequacy of the reserve.

2007

At December 31, 2007, the allowance for loan losses as a percent of total loans decreased to 1.15% from 1.16% at December 31, 2006. An increase in gross loans of $94,000 from $360,384,000 at December 31, 2006 to $360,478,000 at December 31, 2007 coupled with net charge-offs of $205,000 led to the slight decline in the allowance for loan losses as a percent of total loans.

NONPERFORMING LOANS

Nonaccrual loans increased $541,000 to $1,496,000 at December 31, 2008 as several commercial real estate relationships deteriorated in quality. Overall nonperforming loans increased $435,000 to $1,755,000 from fiscal year end 2007.

The following table presents information concerning nonperforming loans.  The accrual of interest will be discontinued when the principal or interest of a loan is in default for 90 days or more, or as soon as payment is questionable, unless the loan is well secured and in the process of collection. Consumer loans and residential real estate loans secured by 1 to 4 family dwellings are not ordinarily subject to those guidelines.  The reversal of previously accrued but uncollected interest applicable to any loan placed in a nonaccrual status and the treatment of subsequent payments of either principal or interest will be handled in accordance with U.S. generally accepted accounting principles.  These principles do not require a write-off of previously accrued interest if principal and interest are ultimately protected by sound collateral values.  A nonperforming loan may be restored to accruing status when:

1.               Principal and interest is no longer due and unpaid;

2.               It becomes well secured and in the process of collection;

3.               Prospects for future contractual payments are no longer in doubt;

(In Thousands)

	Total Nonperforming Loans
		90 Days
	Nonaccrual	Past Due	Total
2008	$1,476	$259	$1,735
2007	955	365	1,320
2006	370	119	489
2005	540	63	603
2004	1,381	345	1,726
2003	827	429	1,256

The level of nonaccruing loans continues to fluctuate annually and is attributed to the various economic factors experienced both regionally and nationally.  Overall; the portfolio is well secured with a majority of the balance making regular payments or scheduled to be satisfied in the near future.  Presently, there are no significant amounts of loans where serious doubts exist as to the ability of the borrower to comply with the current loan payment terms which are not included in the nonperforming categories as indicated above.

Management’s judgment in determining the amount of the additions to the allowance charged to operating expense considers the following factors:

1.               Economic conditions and the impact on the loan portfolio.

2.               Analysis of past loan charge-offs experienced by category and comparison to outstanding loans.

3.               Problem loans on overall portfolio quality.

4.               Reports of examination of the loan portfolio by the Pennsylvania State Department of Banking and the FDIC.

Allocation In The Allowance For Loan Losses

(In Thousands)

		Percent Of
		Loan In
		Each
		Category To
	Amount	Total Loans
December 31, 2008:
Balance at end of period applicable to:
Commercial and agricultural	$580	10.6%
Real estate mortgage:
Residential	659	46.4%
Commercial	1,326	35.6%
Construction	1,471	4.1%
Installment loans to individuals	250	3.3%
Unallocated	70	—
Total	$4,356	100.0%
December 31, 2007:
Balance at end of period applicable to:
Commercial and agricultural	$823	9.9%
Real estate mortgage:
Residential	1,031	45.1%
Commercial	1,634	36.8%
Construction	112	4.5%
Installment loans to individuals	228	3.7%
Unallocated	302	—
Total	$4,130	100.0%
December 31, 2006:
Balance at end of period applicable to:
Commercial and agricultural	$679	10.2%
Real estate mortgage:
Residential	951	43.8%
Commercial	1,972	37.5%
Construction	108	4.6%
Installment loans to individuals	295	3.9%
Unallocated	180	—
Total	$4,185	100.0%
December 31, 2005:
Balance at end of period applicable to:
Commercial and agricultural	$582	10.1%
Real estate mortgage:
Residential	1,107	44.2%
Commercial	1,482	37.5%
Construction	79	3.1%
Installment loans to individuals	192	5.1%
Unallocated	237	—
Total	$3,679	100.0%
December 31, 2004:
Balance at end of period applicable to:
Commercial and agricultural	$361	9.1%
Real estate mortgage:
Residential	1,280	46.1%
Commercial	1,399	37.5%
Construction	75	2.5%
Installment loans to individuals	207	4.8%
Unallocated	16	—
Total	$3,338	100.0%

DEPOSITS

2008 vs 2007

Total average deposits were $417,552,000 for 2008, an increase of $20,344,000 or 5.12% from 2007.  Core deposits,

which excludes time deposits, increased due to renewed focus on deposit gathering efforts and the impact of natural gas exploration through out our market footprint.  Time deposits remained stable as the Bank focused on service rather than attracting deposits purely on rate.  In addition, the Bank has been able to capitalize on its reputation of safety and soundness during the events of 2008 that unsettled consumer confidence. Additionally, the FDIC temporarily raised the limit on federal deposit insurance from $100,000 to $250,000. The Bank has also chosen to participate in an FDIC program pursuant to which all noninterest-bearing transaction accounts are guaranteed in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amount.

2007 vs 2006

Total average deposits were $397,208,000 for 2007, an increase of $17,862,000 or 4.71% from 2006.  Noninterest-bearing deposits increased slightly to $69,953,000.  Time deposits increased $21,508,000 or 12.19% as deposits shifted from transaction accounts to time deposits, due to the continued rate disparity between time deposits and other deposit types.  The rate on time deposits increased due to the actions taken by the FOMC during 2006, which increased the overall rate paid on time deposits.  In addition, the Bank utilized brokered time deposits to supplement market area deposit funding with the level of brokered deposits decreasing $16,197,000 to $8,831,000 at December 31, 2007.

The average amount and the average rate paid on deposits are summarized below for the years ended December 31, 2008, 2007, and 2006:

(In Thousands)

	2008		2007		2006
	Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$73,618	0.00%	$69,953	0.00%	$69,668	0.00%
Savings	60,324	0.73%	58,710	0.73%	61,958	0.82%
Super Now	52,117	1.26%	46,596	1.31%	47,294	1.38%
Money Market	30,921	2.26%	23,920	2.26%	23,905	2.06%
Time	200,572	3.92%	198,029	4.73%	176,521	4.11%
Total average deposits	$417,552	2.31%	$397,208	2.76%	$379,346	2.35%

SHAREHOLDERS’ EQUITY

2008

Shareholders’ equity decreased $9,532,000 to $61,027,000 at December 31, 2008 as accumulated comprehensive loss increased $6,327,000, and $1,371,000 in common stock was strategically repurchased as part of the previously announced stock buyback plan, while net income outpaced dividends paid.  The decrease in accumulated other comprehensive income is a result of a decline in the market value of certain securities held in the investment portfolio at December 31, 2008 compared to December 31, 2007, resulting in a net unrealized loss of $8,486,000 at December 31, 2008 compared to a net unrealized loss of $2,159,000 at December 31, 2007. In addition, the net excess of the projected benefit obligation over the market value of the plan assets of the defined benefit pension plan increased $2,405,000 due to a decline in the market value of the plan assets caused by the significant downturn in the stock and bond markets over the past year.  The current level of shareholders’ equity equates to a book value per share of $15.93 at December 31, 2008 compared to $18.21 at December 31, 2007 and an equity to asset ratio of 9.35% at December 31, 2008. Book value per share, excluding accumulated other comprehensive loss, was $19.13 at December 31, 2008 compared to $19.12 at December 31, 2007. During the three and twelve months ended December 31, 2008 cash dividends of $0.46 and $1.84 per share were paid to shareholders compared to $0.46 and $1.79 for the comparable periods of 2007.

2007

Shareholders’ equity decreased $4,035,000 to $70,559,000 at December 31, 2007 as net income outpaced dividends paid, accumulated comprehensive income decreased $5,094,000, and $972,000 in treasury stock was strategically purchased as part of the previously announced stock buyback plan.  The decrease in accumulated comprehensive income is the result of a decrease in market value, or net unrealized loss, of the investment portfolio at December 31, 2007 as compared to December 31, 2006, and the net excess of the projected benefit obligation over the market value of the plan assets of the defined benefit pension plan.  The current level of shareholders’ equity equates to a book value per share of $19.12 at December 31, 2007 as compared to $18.21 at December 31, 2006 and an equity to asset ratio of 11.23% at December 31,

2007. During the twelve months ended December 31, 2007 cash dividends of $1.79 per share were paid to shareholders.  The dividends represented a 3% increase or $0.06 per share over the dividends paid during the comparable period of 2006.

Bank regulators have risk based capital guidelines.  Under these guidelines the Company and Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2008, both the Company’s and Bank’s required ratios were well above the minimum ratios as follows:

			Minimum
	Company	Bank	Standards
Tier 1 capital ratio	9.7%	8.3%	4.0%
Total capital ratio	16.0%	13.9%	8.0%

For a more comprehensive discussion of these requirements, see “Regulations and Supervision” in Item 1 of the Annual Report on Form 10-K.  Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity and other certain equity ratios are presented as follows:

	2008	2007	2006
Percentage of net income to:
Average total assets	1.27%	1.49%	1.67%
Average shareholders’ equity	12.02%	12.14%	12.93%
Percentage of dividends declared to net income	88.67%	78.33%	70.51%
Percentage of average shareholders’ equity to average total assets	10.53%	12.23%	12.92%

LIQUIDITY, INTEREST RATE SENSITIVITY, AND MARKET RISK

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

The Company, like other financial institutions, must have sufficient funds available to meet its liquidity needs for deposit withdrawals, loan commitments, and expenses.  In order to control cash flow, the bank estimates future flows of cash from deposits and loan payments.  The primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, as well as FHLB borrowings.  Funds generated are used principally to fund loans and purchase investment securities. Management believes the Company has adequate resources to meet its normal funding requirements.

Management monitors the Company’s liquidity on both a long and short-term basis, thereby, providing management necessary information to react to current balance sheet trends.  Cash flow needs are assessed and sources of funds are determined.  Funding strategies consider both customer needs and economical cost.  Both short and long term funding needs are addressed by maturities and sales of available for sale investment securities, loan repayments and maturities, and liquidating money market investments such as federal funds sold. The use of these resources, in conjunction with access to credit, provides core ingredients to satisfy depositor, borrower, and creditor needs.

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $213,839,000 with $147,791,000 utilized, leaving $66,048,000 available.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $13,845,000. The Company’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.

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

The following is a rate shock forecast for the twelve month period ended December 31, 2009 assuming a static balance sheet as of December 31, 2008.

(In Thousands)

	Parallel Rate Shock in Basis Points
	-200	-100	Static	+100	+200
Net interest income	$23,038	$22,336	$21,287	$20,344	$19,333
Change from static	1,751	1,049	—	(943)	(1,954)
Percent change from static	8.23%	4.93%	—	-2.63%	-6.33%

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

Other Than Temporary Impairment of Debt and Equity Securities

Debt and Equity securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reason underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. For a full discussion of the Company’s methodology of assessing impairment, refer to Note 3 of “Notes and Consolidated Financial Statements” of the Annual Report on Form 10-K.

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

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require future cash payments. The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date.  Further discussion of the nature of each obligation is included in “Notes to the Consolidated Financial Statements” of the Annual Report on Form 10-K.

(In Thousands)

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
	or Less	Years	Years	Years	Total
Deposits without a stated maturity	$224,373	$—	$—	$—	$224,373
Time Deposits	158,473	33,913	3,832	778	196,996
Repurchase agreements	12,933	—	—	—	12,933
Short-term borrowings, FHLB	61,013	—	—	—	61,013
Long-term borrowings, FHLB	—	25,500	20,528	40,750	86,778
Operating leases	387	700	523	1,703	3,313

The Corporation’s operating lease obligations represent short and long-term lease and rental payments for branch facilities.

The Bank leases certain facilities under operating leases which expire on various dates through 2024.  Renewal options are available on the majority of these leases.

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

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Penns Woods Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Penns Woods Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted Emerging Issues Task Force No. 06-4, Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements. Also, as discussed in Note 19 to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ S.R. Snodgrass, A.C.

Wexford, PA
March 10, 2009

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(In Thousands, Except Share Data)

	December 31,
	2008	2007

ASSETS:
Noninterest-bearing balances	$16,563	$15,417
Interest-bearing deposits in other financial institutions	18	16
Total cash and cash equivalents	16,581	15,433

Investment securities, available for sale, at fair value	208,251	214,455
Investment securities, held to maturity, (fair value of $136 and $279)	135	277
Loans held for sale	3,622	4,214

Loans	381,478	360,478
Less: Allowance for loan losses	4,356	4,130
Loans, net	377,122	356,348

Premises and equipment, net	7,865	6,774
Accrued interest receivable	3,614	3,343
Bank-owned life insurance	14,546	12,375
Investment in limited partnerships	4,727	5,439
Goodwill	3,032	3,032
Other assets	13,308	6,448
TOTAL ASSETS	$652,803	$628,138

LIABILITIES:
Interest-bearing deposits	$345,333	$314,351
Noninterest-bearing deposits	76,035	74,671
Total deposits	421,368	389,022

Short-term borrowings	73,946	55,315
Long-term borrowings, Federal Home Loan Bank (FHLB)	86,778	106,378
Accrued interest payable	1,317	1,744
Other liabilities	8,367	5,120
TOTAL LIABILITIES	591,776	557,579

SHAREHOLDERS’ EQUITY:
Common stock, par value $8.33, 10,000,000 shares authorized; 4,010,528 and 4,006,934 shares issued	33,421	33,391
Additional paid-in capital	17,959	17,888
Retained earnings	28,177	27,707
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(8,486)	(2,159)
Defined benefit plan	(3,780)	(1,375)
Less: Treasury stock at cost, 179,028 and 131,302 shares	(6,264)	(4,893)
TOTAL SHAREHOLDERS’ EQUITY	61,027	70,559
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$652,803	$628,138

See Accompanying Notes to the Consolidated Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2008	2007	2006

INTEREST AND DIVIDEND INCOME:
Loans including fees	$25,228	$26,099	$24,878
Investment securities:
Taxable	5,241	4,098	3,577
Tax-exempt	4,871	4,357	4,027
Dividend and other interest income	768	1,395	1,271

TOTAL INTEREST AND DIVIDEND INCOME	36,108	35,949	33,753

INTEREST EXPENSE:
Deposits	9,670	10,951	8,908
Short-term borrowings	1,181	1,639	1,503
Long-term borrowings	3,981	3,857	3,799

TOTAL INTEREST EXPENSE	14,832	16,447	14,210

NET INTEREST INCOME	21,276	19,502	19,543

PROVISION FOR LOAN LOSSES	375	150	635

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,901	19,352	18,908

NON-INTEREST INCOME:
Service charges	2,289	2,246	2,366
Securities (losses) gains, net	(2,031)	(54)	1,679
Bank-owned life insurance	472	410	374
Gain on sale of loans	882	921	853
Insurance commissions	1,928	2,222	2,281
Other income	1,916	1,733	1,476

TOTAL NON-INTEREST INCOME	5,456	7,478	9,029

NON-INTEREST EXPENSE:
Salaries and employee benefits	9,634	9,078	8,833
Occupancy expense, net	1,288	1,306	1,137
Furniture and equipment expense	1,182	1,126	1,201
Pennsylvania shares tax expense	421	643	598
Amortization of investment in limited partnerships	712	761	245
Other expenses	4,712	4,402	4,315

TOTAL NON-INTEREST EXPENSE	17,949	17,316	16,329

INCOME BEFORE INCOME TAX PROVISION	8,408	9,514	11,608

INCOME TAX PROVISION	405	637	1,961

NET INCOME	$8,003	$8,877	$9,647

NET INCOME PER SHARE - BASIC	$2.07	$2.28	$2.45

NET INCOME PER SHARE - DILUTED	$2.07	$2.28	$2.45

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,859,724	3,886,277	3,934,138

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,859,833	3,886,514	3,934,617

See Accompanying Notes to the Consolidated Financial Statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Equity

Balance, December 31, 2005	4,002,159	$33,351	$17,772	$22,938	$850	$(992)	$73,919

Cumulative effect of change in accounting for pension obligations, net of tax benefit of $298					(579)		(579)
Comprehensive income:
Net income				9,647			9,647
Other comprehensive income					1,289		1,289
Dividends declared ($1.73 per share)				(6,802)			(6,802)
Common shares issued for employee stock purchase plan	1,355	11	38				49
Purchase of treasury stock (76,400 shares)						(2,929)	(2,929)

Balance, December 31, 2006	4,003,514	33,362	17,810	25,783	1,560	(3,921)	74,594

Comprehensive income:
Net income				8,877			8,877
Other comprehensive loss					(5,094)		(5,094)
Dividends declared ($1.79 per share)				(6,953)			(6,953)
Stock options exercised	330	3	5				8
Common shares issued for employee stock purchase plan	3,090	26	73				99
Purchase of treasury stock (28,530 shares)						(972)	(972)

Balance, December 31, 2007	4,006,934	33,391	17,888	27,707	(3,534)	(4,893)	70,559

Cumulative effect of change in accounting for endorsement split-dollar life insurance arrangements				(437)			(437)
Comprehensive loss:
Net income				8,003			8,003
Other comprehensive loss					(8,732)		(8,732)
Dividends declared ($1.84 per share)				(7,096)			(7,096)
Stock options exercised	330	3	8				11
Common shares issued for employee stock purchase plan	3,264	27	63				90
Purchase of treasury stock (47,726 shares)						(1,371)	(1,371)

Balance, December 31, 2008	4,010,528	$33,421	$17,959	$28,177	$(12,266)	$(6,264)	$61,027

PENNS WOODS BANCORP, INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2008		2007		2006

Net Income		$8,003		$8,877		$9,647
Other Comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on available for sale securities	(7,667)		(4,334)		2,397
Net realized loss (gain) included in net income, net of (benefit) taxes of $(691), $(18), and $571	1,340		36		(1,108)
	(6,327)		(4,298)		1,289
Defined benefit pension plans:
Net transition asset	(2)		(2)		—
Prior service cost	17		17		—
Net loss	(2,420)		(811)		—
Other comprehensive (loss) income, net of tax		(8,732)		(5,094)		1,289
Comprehensive (loss) income		$(729)		$3,783		$10,936

See Accompanying Notes to the Consolidated Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2008	2007	2006

OPERATING ACTIVITIES:
Net income	$8,003	$8,877	$9,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	663	680	744
Provision for loan losses	375	150	635
Accretion and amortization of investment security discounts and premiums, net	(1,361)	(1,011)	(784)
Securities losses (gains), net	2,031	54	(1,679)
Originations of loans held for sale	(39,456)	(43,783)	(37,192)
Proceeds of loans held for sale	40,930	44,206	37,874
Gain on sale of loans	(882)	(921)	(853)
Increases in bank-owned life insurance	(472)	(410)	(374)
Other, net	(2,830)	(214)	(29)

Net cash provided by operating activities	7,001	7,628	7,989

INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	40,169	60,485	76,249
Proceeds from calls and maturities	6,759	5,233	7,477
Purchases	(50,995)	(98,799)	(78,241)
Investment securities held to maturity:
Proceeds from calls and maturities	4	12	25
Purchases	176	—	(25)
Net increase in loans	(21,613)	(374)	(22,353)
Acquisition of bank premises and equipment, net	(1,754)	(717)	(1,072)
Proceeds from the sale of foreclosed assets	112	65	329
Purchase of bank-owned life insurance	(1,699)	(619)	(254)
Investment in limited partnership	—	(1,250)	(1,646)
Proceeds from redemption of regulatory stock	(4,629)	5,081	3,630
Purchases of regulatory stock	4,606	(6,816)	(2,899)

Net cash used for investing activities	(28,864)	(37,699)	(18,780)

FINANCING ACTIVITIES:
Net increase (decrease) in interest-bearing deposits	30,982	(7,680)	40,881
Net increase in noninterest-bearing deposits	1,364	1,511	1,781
Net increase (decrease) in short-term borrowings	18,631	20,618	(19,306)
Proceeds from long-term borrowings, FHLB	10,000	40,000	—
Repayment of long-term borrowings, FHLB	(29,600)	(16,500)	(1,600)
Dividends paid	(7,096)	(6,953)	(6,802)
Issuance of common stock	90	99	49
Stock options exercised	11	8	—
Purchase of treasury stock	(1,371)	(972)	(2,929)

Net cash provided by financing activities	23,011	30,131	12,074

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,148	60	1,283

CASH AND CASH EQUIVALENTS, BEGINNING	15,433	15,373	14,090

CASH AND CASH EQUIVALENTS, ENDING	$16,581	$15,433	$15,373

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$15,259	$16,235	$13,786
Income taxes paid	2,085	1,610	2,645
Transfer of loans to foreclosed real estate	464	75	278

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

Investment Securities

Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are stated at cost, adjusted for amortization of premium and accretion of discount, which are computed using the interest method and recognized as adjustments of interest income. Certain other debt securities have been classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available for sale securities are reported as a separate component of stockholders’ equity, net of tax, until realized. Realized security gains and losses are computed using the specific identification method for debt securities and the average cost method for marketable equity securities. Interest and dividends on investment securities are recognized as income when earned.

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Company’s capital adequacy, interest rate risk position, and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations, and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Consolidated Statement of Income.

Investment securities fair values are based on observed market prices. Certain investment securities do not have observed bid prices and their fair value is based on instruments with similar risk elements. Since regulatory stock is redeemable at par, the Company carries it at cost.

Loans

Loans are stated at the principal amount outstanding, net of deferred fees, unamortized loan fees and costs, and the allowance for loan losses. Interest on loans is recognized as income when earned on the accrual method. The Company’s general policy has been to stop accruing interest on loans when it is determined a reasonable doubt exists as to the collectability of additional interest. Income is subsequently recognized only to the extent that cash payments are received provided the loan is not delinquent in payment and, in management’s judgment, the borrower has the ability and intent to make future principal payments.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2008, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the local economy, rising unemployment, or negative performance trends in financial information from borrowers could be indicators of subsequent increased levels of nonperforming assets and possible charge-offs, which would normally require increased loan loss provisions. An integral part of the periodic regulatory examination process is the review of the adequacy of the Bank’s loan loss allowance. The regulatory agencies could require the Bank, based on their evaluation of information available at the time of their examination, to provide additional loan loss provisions to further supplement the allowance.

Impaired loans are commercial and commercial real estate loans for which it is probable the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Bank individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap. The Bank may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial or commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

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

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are carried at the lower of cost or fair value less estimated selling costs. Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Net operating expenses and gains and losses realized from disposition are included in non-interest expense and income, respectively.

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

Endorsement Split-Dollar Life Insurance Arrangements

On January 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $437,000 related to account for certain endorsement split-dollar life insurance arrangements in connection with the adoption of Emerging Issues Task Force Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets. This statement, among other things, requires a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts. The Company performs an annual impairment analysis of goodwill for its purchased subsidiary, The M Group. Based on the fair value of this reporting unit, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2008 and 2007.

Investments in Limited Partnerships

The Company is a limited partner in four partnerships at December 31, 2008 that provide low income elderly housing in the Company’s geographic market area. The carrying value of the Company’s investments in limited partnerships was $4,727,000 at December 31, 2008 and $5,439,000 at December 31, 2007. The Company is fully amortizing the investment in the partnership entered into prior to 2005 over the fifteen-year holding period. The partnerships entered into after 2004 are being fully amortized over the ten-year tax credit receipt period utilizing the straight-line method. The partnerships began being amortized once the projects reached the level of occupancy needed to begin the ten year tax credit recognition period. Amortization of limited partnership investments amounted to $712,000 in 2008, $761,000 in 2007, and $245,000 in 2006.

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

Stock Options

The Company maintains a stock option plan for directors and certain officers and employees with the last option grant being in 2000. All options were granted when the exercise price of the Company’s stock options was greater than or equal to the market price of the underlying stock on the date of the grant, therefore, no compensation expense was recognized in the Company’s financial statements.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this standard has not and is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, Employers’Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of the Statement were effective as of the end of the fiscal year ending after December 15, 2006, for public companies. The adoption of this standard has not and is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard will not have an effect on the Company’s results of operations or financial position as there are no noncontrolling interests.

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

In June 2008, the FASB ratified EITF Issue No. 08-4, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios. This Issue provides transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios, that resulted from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted. The adoption of this FSP has not and is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued FSP No. FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides. This FSP provides conforming amendments to the illustrations in FAS Statements No. 87, 88, and 106 and to related staff implementation guides as a result of the issuance of FAS Statement No. 158. The conforming amendments made by this FSP are effective as of the effective dates of Statement No. 158. The unaffected guidance that this FSP codifies into Statements No. 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to improve an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the FSP are to be provided for fiscal years ending after December 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE 2 - PER SHARE DATA

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share; therefore, net income as presented on the consolidated statement of income will be used as the numerator. The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive per share computation.

	2008	2007	2006

Weighted average common shares outstanding	4,008,553	4,005,181	4,002,416

Weighted Average treasury stock shares	(148,829)	(118,904)	(68,278)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,859,724	3,886,277	3,934,138

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	109	237	479

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,859,833	3,886,514	3,934,617

Options to purchase 1,980, 10,913, and 11,972 shares of common stock at a range in price of $24.72 to $40.29 were outstanding at December 31, 2008, 2007, and 2006, respectively. The options were included in the computation of diluted earnings per share on a weighted average basis determined by the length of time during each period that the market value exceeded the strike price.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at December 31, 2008 and 2007 are as follows:

(In Thousands)

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale (AFS)
U.S. Government and agency securities	$46,452	$1,134	$—	$47,586
State and political securities	142,258	348	(10,764)	131,842
Other debt securities	15,970	649	(1,065)	15,554
Total debt securities	204,680	2,131	(11,829)	194,982
Equity securities	16,429	225	(3,385)	13,269
Total investment securities AFS	$221,109	$2,356	$(15,214)	$208,251

Held to maturity (HTM)
U.S. Government and agency securities	$10	$1	$—	$11
Other debt securities	125	—	—	125
Total investment securities HTM	$135	$1	$—	$136

(In Thousands)

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for sale (AFS)
U.S. Government and agency securities	$62,382	$522	$—	$62,904
State and political securities	119,651	581	(2,417)	117,815
Other debt securities	15,917	290	(440)	15,767
Total debt securities	197,950	1,393	(2,857)	196,486
Equity securities	19,776	496	(2,303)	17,969
Total investment securities AFS	$217,726	$1,889	$(5,160)	$214,455

Held to maturity (HTM)
U.S. Government and agency securities	$14	$1	$—	$15
Other debt securities	263	1	—	264
Total investment securities HTM	$277	$2	$—	$279

The following tables show the Company’s gross unrealized losses and estimated fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007.

(In Thousands)

	2008
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	48,388	4,378	67,412	6,386	115,800	10,764
Other debt securities	6,341	451	2,012	614	8,353	1,065
Total debt securities	54,729	4,829	69,424	7,000	124,153	11,829
Equity securities	164	80	5,364	3,305	5,528	3,385
Total	$54,893	$4,909	$74,788	$10,305	$129,681	$15,214

(In Thousands)

	2007
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	60,002	1,705	21,830	712	81,832	2,417
Other debt securities	2,521	357	388	83	2,909	440
Total debt securities	62,523	2,062	22,218	795	84,741	2,857
Equity securities	8,200	1,837	996	466	9,196	2,303
Total	$70,723	$3,899	$23,214	$1,261	$93,937	$5,160

At December 31, 2008 there were a total of 95 and 184 individual securities that were in a continuous unrealized loss position for less than twelve months and greater than twelve months, respectively.

The Company reviews its position quarterly and has asserted that at December 31, 2008, the declines outlined in the above table represent temporary declines and the Company does have the intent and ability either to hold those securities to maturity or to allow a market recovery.  There were 279 positions that were temporarily impaired at December 31, 2008.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or Company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and estimated fair value of debt securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$25	$25
Due after one year to five years	75	75	100	100
Due after five years to ten years	418	445	—	—
Due after ten years	204,187	194,462	10	11
Total	$204,680	$194,982	$135	$136

Total gross proceeds from sales of securities available for sale were $40,169,000, $60,485,000, and $76,249,000 for 2008, 2007, and 2006, respectively.  The following table represents gross realized gains and losses on those transactions:

(In Thousands)

	2008	2007	2006
Gross realized gains:
U.S. Government and agency securities	$253	$68	$—
State and political securities	236	840	1,248
Other debt securities	6	2	—
Equity securities	539	772	1,655
Total gross realized gains	$1,034	$1,682	$2,903

Gross realized losses:
U.S. Government and agency securities	$36	$902	$913
State and political securities	204	—	302
Other debt securities	510	—	—
Equity securities	2,315	834	9
Total gross realized losses	$3,065	$1,736	$1,224

Gross realized losses for the equity securities portfolio include impairment charges of $2,797,000 and $834,000 for the years ended December 31, 2008 and 2007, respectively.

Investment securities with a carrying value of approximately $102,362,000 and $97,647,000 at December 31, 2008 and 2007, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

There is no concentration of investments that exceed ten percent of shareholders’ equity for any individual issuer, excluding those guaranteed by the U.S. Government.

NOTE 4 – LOANS

Major loan classifications as of December 31, 2008 and 2007 are summarized as follows:

(In Thousands)

	2008
			Past Due
			90 Days
		Past Due	Or More
		30 To 90	& Still	Non-
	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$40,006	$517	$—	$79	$40,602
Real estate mortgage:
Residential	170,011	6,582	223	590	177,406
Commercial	134,647	775	—	736	136,158
Construction	15,652	167	—	19	15,838
Installment loans to individuals	12,053	346	36	52	12,487
	372,369	$8,387	$259	$1,476	382,491
Less: Net deferred loan fees	1,013				1,013
Allowance for loan losses	4,356				4,356
Loans, net	$367,000				$377,122

(In Thousands)

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

Impaired loans totaled $5,042,000 and $1,477,000 at December 31, 2008 and 2007, respectively.  The portion of the allowance for loan losses allocated for impaired loans was $166,000 and $102,000 at December 31, 2008 and 2007, respectively. The average recorded investment in impaired loans during the years ended December 31, 2008 and 2007 was approximately $3,410,000 and $1,130,000, respectively.

The Company recognized interest income on impaired loans in the amount of $123,000 and $42,000 for the years ended December 31, 2008 and 2007, respectively. On a cash basis, interest income on impaired loans amounted to $7,000 and $29,000 for the years ended December 31, 2008 and 2007, respectively.

No additional funds are committed to be advanced in connection with impaired loans.

Loans on which the accrual of interest has been discontinued or reduced, exclusive of impaired loans,  amounted to approximately $1,476,000 and $955,000 at December 31, 2008 and 2007, respectively.  If interest had been recorded based on the original loan agreement terms and rate of interest for those loans, income would have approximated $72,000, $87,000, and $23,000 for the years ended December 31, 2008, 2007, and 2006, respectively.  Interest income on such loans, is recorded as received and amounted to approximately $9,000, $17,000, and $15,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Changes in the allowance for loan losses for the years ended December 31, 2008, 2007, and 2006 are as follows:

(In Thousands)

	2008	2007	2006

Balance, beginning of year	$4,130	$4,185	$3,679
Provision charged to operations	375	150	635
Loans charged off	(313)	(304)	(327)
Recoveries	164	99	198
Balance, end of year	$4,356	$4,130	$4,185

The Company has a concentration of loans to both owners of commercial and residential rental properties at December 31, 2008 and 2007 of 15.07% and 14.43% and 14.67% and 14.56% of total loans, respectively.

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central Pennsylvania. Although the Company has a diversified loan portfolio at December 31, 2008 and 2007, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

NOTE 5 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31, 2008 and 2007:

(In Thousands)

	2008	2007

Land	$1,480	$1,391
Premises	6,929	6,218
Furniture and equipment	6,067	5,356
Leasehold improvements	871	815
Total	15,347	13,780
Less accumulated depreciation and amortization	7,482	7,006
Net premises and equipment	$7,865	$6,774

Depreciation and amortization charged to operations for the years ended 2008, 2007, and 2006 was $663,000, $680,000, and $744,000, respectively.

NOTE 6 - GOODWILL

As of December 31, 2008, 2007, and 2006 goodwill had a gross carrying value of $3,308,000 and accumulated amortization of $276,000 resulting in a net carrying amount of $3,032,000.

The gross carrying amount of goodwill is tested for impairment in the third quarter of each fiscal year.  Based on fair value of the reporting unit, estimated using the expected present value of future cash flows, there was no evidence of impairment of the carrying amount at December 31, 2008 and 2007, respectively.

NOTE 7 - TIME DEPOSITS

Time deposits of $100,000 or more totaled approximately $67,356,000 on December 31, 2008 and $59,424,000 on December 31, 2007. Interest expense related to such deposits was approximately $2,894,000, $3,216,000, and $1,873,000, for the years ended December 31, 2008, 2007, and 2006, respectively.

At December 31, 2008, the scheduled maturities on time deposits of $100,000 or more are as follows:

(In Thousands)

2008

Three months or less	$23,520
Three months to six months	12,785
Six months to twelve months	19,261
Over twelve months	11,790
Total	$67,356

Total time deposit maturities are as follows at December 31, 2008:

(In Thousands)

2008

2009	$158,473
2010	22,199
2011	11,714
2012	3,212
2013	620
Thereafter	778
Total	$196,996

NOTE 8 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and primarily Federal Home Loan Bank (“FHLB”) advances which generally represent overnight or less than six month borrowings.  In addition to the outstanding balances noted below, the Bank also had additional lines of credit totaling $13,845,000 available from correspondent banks other than the FHLB.  The outstanding balances and related information for short-term borrowings are summarized as follows at December 31, 2008, 2007, and 2006:

(In Thousands)

	2008	2007	2006
Repurchase Agreements:
Balance at year end	$12,933	$17,155	$15,991
Maximum amount outstanding at any month end	18,839	19,058	19,916
Average balance outstanding during the year	15,840	16,746	16,028
Weighted-average interest rate:
At year end	2.83%	3.37%	3.96%
Paid during the year	2.83%	3.69%	3.55%

Open Repo Plus:
Balance at year end	$61,013	$38,160	$18,706
Maximum amount outstanding at any month end	61,013	38,895	43,040
Average balance outstanding during the year	31,495	19,299	15,301
Weighted-average interest rate:
At year end	0.59%	4.32%	5.40%
Paid during the year	2.04%	5.09%	5.07%

Short-Term FHLB:
Balance at year end	$—	$—	$—
Maximum amount outstanding at any month end	10,000	15,000	—
Average balance outstanding during the year	3,210	771	3,283
Weighted-average interest rate:
At year end	—	—	—
Paid during the year	2.58%	5.06%	4.82%

NOTE 9 – LONG TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2008 and  2007:

(In Thousands)

		Weighted-	Weighted-	Stated Interest
		Average Interest	Average Interest	Rate Range
Description	Maturity	Rate 2008	Rate 2007	From	To	2008	2007
Variable	2008	—	4.77%	3.14%	5.56%	$—	$29,600
Variable	2010	4.87%	4.87%	3.98%	6.65%	15,000	15,000
Variable	2011	4.49%	4.49%	4.25%	4.72%	10,000	10,000
Variable	2012	4.18%	4.18%	3.68%	4.43%	15,000	15,000
Variable	2013	3.74%	3.74%	3.74%	3.74%	5,000	5,000
Variable	2015	3.97%	3.97%	3.97%	3.97%	10,000	10,000
Variable	2017	4.22%	4.22%	4.15%	4.28%	20,000	20,000
Variable	2018	3.18%	—	3.18%	3.18%	10,000	—
Total Variable		4.18%	4.44%			85,000	104,600
Fixed	2011	6.92%	6.92%	6.92%	6.92%	500	500
Fixed	2013	5.87%	5.87%	5.87%	5.87%	528	528
Fixed	2015	6.92%	6.92%	6.92%	6.92%	750	750
Total Fixed		6.61%	6.61%			1,778	1,778
Total		4.23%	4.48%			$86,778	$106,378

(In Thousands)

Year Ending		Weighted-
December 31,	Amount	Average Rate
2009	$—	—
2010	15,000	4.87%
2011	10,500	4.60%
2012	15,000	4.18%
2013 and after	46,278	3.95%
	$86,778	4.23%

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

The Bank maintains a credit arrangement which includes a revolving line of credit with the FHLB.  Under this credit arrangement, the Bank has a remaining borrowing capacity of $66,048,000 at December 31, 2008, which is subject to annual renewal, and typically incurs no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of the Bank which consist principally of first mortgage loans and mortgage-backed securities.

NOTE 10 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset position at December 31, 2008 and 2007:

(In Thousands)

	2008	2007
Deferred tax assets:
Allowance for loan losses	$1,481	$1,404
Deferred compensation	402	408
Pension	2,014	870
Loan fees and costs	344	320
Investment securities allowance	548	278
Unrealized loss on available for sale securities	4,372	1,112
Low income housing credit carryforward	1,571	827
Capital loss	503	—
Other	373	212
Total	11,608	5,431

Deferred tax liabilities:
Bond accretion	61	44
Depreciation	141	117
Amortization	526	451
Total	728	612

Deferred tax asset, net	$10,880	$4,819

No valuation allowance was established at December 31, 2008 and 2007, in view of the Company’s ability to carry back capital losses to recover taxes paid in previous years and certain tax strategies, together with the anticipated future taxable income as evidenced by the Company’s earning potential.

The provision for income taxes is comprised of the following for the year ended December 31, 2008, 2007, and 2006:

(In Thousands)

	2008	2007	2006

Currently payable	$1,967	$1,758	$2,112
Deferred benefit	(1,562)	(1,121)	(151)

Total provision	$405	$637	$1,961

A reconciliation between the expected income tax and the effective income tax rate on income before income tax provision follows for the year ended December 31, 2008, 2007, and 2006:

(In Thousands)

	2008		2007		2006
	Amount	%	Amount	%	Amount	%

Provision at expected rate	$2,859	34.0%	$3,235	34.0%	$3,947	34.0%
Decrease in tax resulting from:
Tax-exempt income	(1,757)	(20.9)	(1,512)	(15.9)	(1,425)	(12.3)
Tax credits	(601)	(7.2)	(1,048)	(11.0)	(363)	(3.1)
Other, net	(96)	(1.1)	(38)	(0.4)	(198)	(1.7)

Effective income tax and rate	$405	4.8%	$637	6.7%	$1,961	16.9%

NOTE 11 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (the “Plan”) for all employees meeting certain age and length of service requirements that were hired prior to January 1, 2004, at which time entrance into the Plan was frozen.  Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment.

The following table sets forth the obligation and funded status as of December 31, 2008 and 2007:

(In Thousands)

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$10,450	$8,510
Service cost	546	466
Interest cost	609	486
Actuarial (gain) loss	(166)	80
Benefits paid	(210)	(210)
Other, change in actuarial assumptions	758	1,118
Benefit obligation at end of year	11,987	10,450

Change in plan assets:
Fair value of plan assets at beginning of year	7,891	6,990
Actual return on plan assets	(2,504)	531
Employer contribution	875	580
Benefits paid	(210)	(210)
Adjustment to fair value of plan assets	13	—
Fair value of plan assets at end of year	6,065	7,891
Funded status	$(5,922)	$(2,559)

Accounts recognized on balance sheet as:
Total liabilities	$(5,922)	$(2,559)

Amounts not yet recognized as a component of net
periodic pension cost:
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net transition asset	$(9)	$(12)
Prior service cost	127	153
Net loss	5,609	1,942
Total	$5,727	$2,083

The accumulated benefit obligation for the Plan was $9,410,000 and $7,835,000 at December 31, 2008 and 2007, respectively.

Components of Net Periodic Cost and Other Amounts Recognized in other Comprehensive Income as of December 31, 2008, 2007, and 2006 are as follows:

(In Thousands)

	2008	2007	2006
Net periodic pension cost:
Service cost	$546	$467	$467
Interest cost	609	486	434
Expected return on plan assets	(641)	(562)	(485)
Amortization of transition asset	(3)	(3)	(3)
Amortization of prior service cost	25	26	26
Amortization of unrecognized net loss	57	—	22
Net periodic benefit cost	$593	$414	$461

The estimated net transition asset and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $3,000 and $25,000, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31, 2008, 2007, and 2006:

	2008	2007	2006
Discount rate	5.75%	6.00%	5.75%
Rate of compensation increase	4.75%	5.00%	4.75%

Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Discount rate	6.00%	5.75%	5.50%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.00%	4.75%	4.50%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Plan’s weighted-average asset allocations at December 31, 2008 and 2007 by asset category are as follows:

Asset Category	2008	2007
Cash	0.3%	0.2%
Fixed income securities	39.2%	39.6%
Equity	60.5%	60.2%
Total	100.0%	100.0%

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

The following benefit payments that reflect expected future service, as appropriate, are expected to be paid:

Estimated future benefit payments (in thousands):

2009	$309
2010	330
2011	357
2012	528
2013	555
2014-2018	3,278

$5,357

The company expects to contribute a minimum of $325,000 to its Pension Plan in 2009.

401(k) Savings Plan

The Company also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Company may make matching contributions equal to a discretionary percentage that is determined by the Board of Directors.  Participants are at all times fully vested in their contributions and vest over a period of five years regarding the employer contribution.  Contribution expense was approximately $97,000, $97,000, and $96,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan whereby participating directors elect to forego directors’ fees paid in cash.  Under this plan, the Company will make payments for a ten-year period beginning at age 65 in most cases or at death, if earlier, at which time payments would be made to their designated beneficiaries.

To fund benefits under the deferred compensation plan, the Company has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company. The Company incurred expenses related to the plan of $96,000, $85,000, and $69,000 for the years ended December 31, 2008, 2007, and 2006, respectively.  Benefits paid under the plan were approximately $180,000, $125,000, and $122,000 in 2008, 2007, and 2006, respectively.

NOTE 12 - EMPLOYEE STOCK PURCHASE PLAN

Effective April 26, 2006, the Company implemented the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company. The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually. There were 3,264 and 3,090 shares issued under the plan for the years ended December 31, 2008 and 2007, respectively.

NOTE 13 - STOCK OPTIONS

In 1998, the Company adopted the 1998 Stock Option Plan (“1998 Plan”) for key employees and directors.  Incentive stock options and nonqualified stock options may be granted to eligible employees of the Bank and nonqualified options may be granted to directors of the Company.  Incentive nonqualified stock options granted under the 1998 Plan may be exercised not later than ten years after the date of grant.  Each option granted under the 1998 Plan shall be exercisable only after the expiration of six months following the date of grant of such options.

A summary of the status of the Company’s common stock option plans are presented below:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	10,913	$37.60	11,972	$37.41
Granted	—	—	—	—
Exercised	(330)	31.82	(330)	24.72
Forfeited	(8,603)	39.97	(729)	40.29

Outstanding, end of year	1,980	28.27	10,913	37.60

Options exercisable at year-end	1,980	$28.27	10,913	$37.60

The following table summarizes information about nonqualified and incentive stock options outstanding at December 31, 2008:

	Outstanding			Exercisable
			Average		Average
		Average	Exercise		Exercise
Exercise Price	Shares	Life	Price	Shares	Price
$31.82	990	1	$31.82	990	$31.82
24.72	990	2	24.72	990	24.72

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

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31, 2008 and 2007:

(In Thousands)

	Beginning			Other	Ending
	Balance	Additions	Payments	Changes	Balance

2008	$9,335	$1,626	$1,776	$243	$8,942
2007	9,742	1,711	2,118	—	9,335

Deposits from related parties held by the Bank amounted to $7,377,000 at December 31, 2008 and $7,796,000 at December 31, 2007.

NOTE 15 - COMMITMENTS AND CONTINGENT LIABILITIES

The following schedule shows future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2008:

(In thousands)

2009	$387
2010	383
2011	317
2012	296
2013	227
Thereafter	1,703
Total	$3,313

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities.  Total rental expense for all operating leases for the years ended December 31, 2008, 2007, and 2006 were $406,000, $423,000, and $380,000.

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2008 and 2007:

(In Thousands)

	2008	2007

Commitments to extend credit	$85,871	$74,349
Standby letters of credit	841	974

Commitments to extend credit are legally binding agreements to lend to customers.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company, on an extension of credit is based on management’s credit assessment of the counterparty.

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

As of December 31, 2008 and 2007, the Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios must be at least 10%, 6%, and 5%, respectively.

The Company’s and the Bank’s actual capital ratios are presented in the following tables, which shows that both met all regulatory capital requirements.

Consolidated Company

(In Thousands)

	2008		2007
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$66,891	16.0%	$70,381	18.0%
For Capital Adequacy Purposes	33,410	8.0	31,280	8.0
To Be Well Capitalized	41,763	10.0	39,100	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$62,540	15.0%	$66,251	16.9%
For Capital Adequacy Purposes	16,705	4.0	15,640	4.0
To Be Well Capitalized	25,058	6.0	23,460	6.0

Tier I Capital (to Average Assets)

Actual	$62,540	9.7%	$66,251	10.8%
For Capital Adequacy Purposes	25,773	4.0	24,664	4.0
To Be Well Capitalized	32,216	5.0	30,830	5.0

Bank

(In Thousands)

	2008		2007
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$56,876	13.9%	$57,295	15.1%
For Capital Adequacy Purposes	32,799	8.0	30,350	8.0
To Be Well Capitalized	40,998	10.0	37,938	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$52,520	12.8%	$53,165	14.0%
For Capital Adequacy Purposes	16,399	4.0	15,175	4.0
To Be Well Capitalized	24,599	6.0	22,763	6.0

Tier I Capital (to Average Assets)

Actual	$52,520	8.3%	$53,165	8.8%
For Capital Adequacy Purposes	25,423	4.0	24,124	4.0
To Be Well Capitalized	31,778	5.0	30,155	5.0

NOTE 18 - REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks to the additional paid in capital of the Bank. Accordingly, at December 31, 2008, the balance in the additional paid in capital account totaling $11,657,000 is unavailable for dividends.

The Bank is subject to regulatory restrictions, which limit its ability to loan funds to Penns Woods Bancorp, Inc.  At December 31, 2008, the regulatory lending limit amounted to approximately $8,531,000.

Cash and Due from Banks

Included in cash and due from banks are reserves required by the district Federal Reserve Bank of $1,046,000 and $1,009,000 at December 31, 2008 and 2007, respectively.  The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

NOTE 19 - FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the provisions of FAS No. 157, Fair Value Measurements, for financial assets and financial liabilities.  FAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  The FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157.  The FASB also issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

FAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by FAS No. 157 hierarchy are as follows:

Level I: Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II: Pricing inputs are other than the quoted prices in active markets, which are either directly or indirectly observable as of the reported date.  The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently and items that are fair-valued using other financial instruments, the parameters of which can be directly observed.

Level III:    Assets and liabilities that have little to no pricing observability as of the reported date.  These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the assets reported on the balance sheet at their fair value as of December 31, 2008, by level within the fair value hierarchy. As required by FAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(In Thousands)

	December 31, 2008
	Level I	Level II	Level III	Total
Assets:
Investment securities, available for sale	$13,269	$194,982	$—	$208,251

NOTE 20 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Company’s financial instruments are as follows at December 31, 2008 and 2007:

(In Thousands)

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$16,581	$16,581	$15,433	$15,433
Investment securities:
Available for sale	208,251	208,251	214,455	214,455
Held to maturity	135	136	277	279
Loans held for sale	3,622	3,622	4,214	4,214
Loans, net	377,122	380,771	356,348	357,628
Bank-owned life insurance	14,546	14,546	12,375	12,375
Accrued interest receivable	3,614	3,614	3,343	3,343

Financial liabilities:
Interest-bearing deposits	$345,333	$347,657	$314,351	$314,501
Noninterest-bearing deposits	76,035	76,035	74,671	74,671
Short-term borrowings	73,946	73,946	55,315	55,315
Long-term borrowings, FHLB	86,778	88,188	106,378	106,154
Accrued interest payable	1,317	1,317	1,744	1,744

Cash and Cash Equivalents, Loans Held for Sale, Accrued Interest Receivable, Short-term Borrowings, and Accrued Interest Payable:

The fair value is equal to the carrying value.

Investment Securities:

The fair value of investment securities available for sale and held to maturity is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.  Regulatory stocks’ fair value is equal to the carrying value.

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of December 31, 2008 and 2007.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the estimated fair value of off-balance sheet items at December 31, 2008 and 2007.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 16.

NOTE 21- PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31,

(In Thousands)

	2008	2007

ASSETS:
Cash	$94	$15
Investment in subsidiaries:
Bank	49,327	56,971
Nonbank	11,463	13,473
Other assets	225	234

Total Assets	$61,109	$70,693

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$82	$134
Shareholders’ equity	61,027	70,559

Total liability and shareholders’ equity	$61,109	$70,693

CONDENSED STATEMENT OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)

	2008	2007	2006

Operating income:
Dividends from subsidiaries	$8,763	$8,039	$9,890
Equity in undistributed net income of subsidiaries	(485)	1,152	53

Operating expenses:	(275)	(314)	(296)

Net income	$8,003	$8,877	$9,647

CONDENSED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)

	2008	2007	2006

OPERATING ACTIVITIES:
Net income	$8,003	$8,877	$9,647
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	485	(1,152)	(53)
Other, net	(43)	67	(30)
Net cash provided by operating activities	8,445	7,792	9,564

INVESTING ACTIVITIES:
Additional investment in subsidiaries	—	—	—

FINANCING ACTIVITIES:
Dividends paid	(7,096)	(6,953)	(6,802)
Issuance of common stock	90	99	49
Stock options exercised	11	8	—
Purchase of treasury stock	(1,371)	(972)	(2,929)
Net cash used for financing activities	(8,366)	(7,818)	(9,682)

NET INCREASE (DECREASE) IN CASH	79	(26)	(118)
CASH, BEGINNING OF YEAR	15	41	159

CASH, END OF YEAR	$94	$15	$41

NOTE 22 – CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, Except Per Share Data)

	For The Three Months Ended
2008	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$9,048	$8,936	$9,108	$9,016
Interest expense	4,167	3,780	3,595	3,290

Net interest income	4,881	5,156	5,513	5,726

Provision for loan losses	60	60	110	145
Non-interest income	1,876	1,872	1,976	1,763
Securities gains (losses), net	38	(251)	(1,504)	(314)
Non-interest expense	4,445	4,511	4,451	4,542

Income before income tax provision	2,290	2,206	1,424	2,488
Income tax provision (benefit)	159	149	(128)	225

Net income	$2,131	$2,057	$1,552	$2,263

Earnings per share - basic	$0.55	$0.53	$0.40	$0.59

Earnings per share - diluted	$0.55	$0.53	$0.40	$0.59

(In Thousands, Except Per Share Data)
	For The Three Months Ended
2007	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$8,679	$8,793	$8,977	$9,500
Interest expense	3,939	3,999	4,112	4,397

Net interest income	4,740	4,794	4,865	5,103

Provision for loan losses	40	10	10	90
Non-interest income	1,648	1,893	2,006	1,985
Securities gains (losses), net	326	293	—	(673)
Non-interest expense	4,128	4,340	4,430	4,418

Income before income tax provision	2,546	2,630	2,431	1,907
Income tax provision (benefit)	265	295	109	(32)

Net income	$2,281	$2,335	$2,322	$1,939

Earnings per share - basic	$0.59	$0.60	$0.59	$0.50

Earnings per share - diluted	$0.59	$0.60	$0.59	$0.50

ITEM 9                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A             CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, conducted an evaluated of the effectiveness as of December 31, 2008 of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because there were no material weaknesses discovered, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

S.R. Snodgrass, A.C. an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K, as part of the audit, has issued a report, which appears below, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Date: March 10, 2009	/s/ Ronald A. Walko	/s/ Brian L. Knepp
	Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Penns Woods Bancorp, Inc.

We have audited Penns Woods Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Penns Woods Bancorp, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, Penns Woods Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penns Woods Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 10, 2009, expressed an unqualified opinion.

Wexford, Pennsylvania

March 10, 2009

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under the captions “The Board of Directors and Committees,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Principal Officers of the Corporation,” “Certain Transactions,” and “Audit Committee Financial Expert” in the Company’s Proxy Statement dated March 24, 2009 (the “Proxy Statement”) is incorporated herein by reference.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,980	$28.27	—

Equity compensation plans not approved by security holders	—	—	—
Total	1,980	$28.27	—

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

Total loans outstanding from the Bank at December 31, 2008 to the Company’s and the Bank’s Officers and Directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $8,942,000 or approximately 14.65% of the total equity capital of the Company.  Loans to such persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features.  See also the information appearing in Note 14 to the Consolidated Financial Statements included elsewhere in the Annual Report.

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

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
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

	(10) (ii)	Employee Severance Benefit Plan, dated May 30, 1996, for Ronald A. Walko (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on form S-4, No. 333-65821).*
(10) (iii)

Consulting Agreement, dated July 18, 2005 between Hubert A. Valencik and Penns Woods Bancorp, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 18, 2005).

(10) (iv)

Employment Agreement, dated January 11, 1999, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and William H. Rockey (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K filed on March 14, 2008).*

	(10) (v)	Penns Woods Bancorp, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on form S-4, No. 333-65821).*
(10) (vi)

Amendment and Restatement of the Jersey Shore State Bank Deferred Fee Agreement, dated as of October 1, 2004 (incorporated by reference to Exhibit 10(vii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).*

(10) (vii)

Form of First Amendment to the Jersey Shore State Bank Amendment and Restatement of the Director Fee Agreement, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 29, 2006).

	(21)	Subsidiaries of the Registrant.
	(23)	Consent of Independent Certified Public Accountants.
	(31) (i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
	(31) (ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
	(32) (i)	Section 1350 Certification of Chief Executive Officer.
	(32) (ii)	Section 1350 Certification of Chief Financial Officer.

* Denotes compensatory plan or arrangement.

EXHIBIT INDEX

(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31) (i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31) (ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
(32) (i)	Section 1350 Certification of Chief Executive Officer.
(32) (ii)	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2009	PENNS WOODS BANCORP, INC.
	BY:	/s/ RONALD A. WALKO
President & Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Ronald A. Walko
Ronald A. Walko, President, Chief Executive	March 10, 2009
Officer and Director (Principal Executive Officer)

/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer	March 10, 2009
(Principal Financial Officer)

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 10, 2009

/s/ H. Thomas Davis, Jr.
H. Thomas Davis, Jr., Director	March 10, 2009

/s/ James M. Furey III
James M. Furey II, Director	March 10, 2009

/s/ D. Michael Hawbaker
D. Michael Hawbaker, Director	March 10, 2009

/s/ Leroy H.. Keiler III
Leroy H. Keiler III, Director	March 10, 2009

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Director	March 10, 2009

/s/ James E. Plummer
James E. Plummer, Director	March 10, 2009

/s/ William H. Rockey, Sr.
William H. Rockey, Sr. Vice President &Director	March 10, 2009

/s/ Hubert A. Valencik, Director
Hubert A. Valencik, Director	March 10, 2009