Form 10-Q
period 2009-03-31
PENNS WOODS BANCORP INC
filed 2009-05-11
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

On May 1, 2009 there were 3,832,572 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share Data)	2009	2008

ASSETS
Noninterest-bearing balances	$12,886	$16,563
Interest-bearing deposits in other financial institutions	23	18
Total cash and cash equivalents	12,909	16,581

Investment securities, available for sale, at fair value	201,651	208,251
Investment securities held to maturity (fair value of $111 and $136)	110	135
Loans held for sale	2,514	3,622
Loans	387,192	381,478
Less: Allowance for loan losses	4,441	4,356
Loans, net	382,751	377,122
Premises and equipment, net	7,733	7,865
Accrued interest receivable	3,370	3,614
Bank-owned life insurance	14,750	14,546
Investment in limited partnerships	5,286	4,727
Goodwill	3,032	3,032
Deferred tax asset	12,614	10,879
Other assets	2,892	2,429
TOTAL ASSETS	$649,612	$652,803

LIABILITIES
Interest-bearing deposits	$376,844	$345,333
Noninterest-bearing deposits	71,963	76,035
Total deposits	448,807	421,368

Short-term borrowings	45,268	73,946
Long-term borrowings, Federal Home Loan Bank (FHLB)	86,778	86,778
Accrued interest payable	1,193	1,317
Other liabilities	8,982	8,367
TOTAL LIABILITIES	591,028	591,776

SHAREHOLDERS’ EQUITY
Common stock, par value $8.33, 10,000,000 shares authorized; 4,011,251 and 4,010,528 shares issued	33,427	33,421
Additional paid-in capital	17,970	17,959
Retained earnings	27,254	28,177
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(10,023)	(8,486)
Defined benefit plan	(3,780)	(3,780)
Less: Treasury stock at cost, 179,028 and 179,028 shares	(6,264)	(6,264)
TOTAL SHAREHOLDERS’ EQUITY	58,584	61,027
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$649,612	$652,803

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2009	2008

INTEREST AND DIVIDEND INCOME
Loans including fees	$6,219	$6,380
Investment Securities:
Taxable	1,363	1,190
Tax-exempt	1,246	1,226
Dividend and other interest income	89	252
TOTAL INTEREST AND DIVIDEND INCOME	8,917	9,048

INTEREST EXPENSE
Deposits	2,005	2,541
Short-term borrowings	158	429
Long-term borrowings, FHLB	917	1,197
TOTAL INTEREST EXPENSE	3,080	4,167

NET INTEREST INCOME	5,837	4,881

PROVISION FOR LOAN LOSSES	126	60

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,711	4,821

NON-INTEREST INCOME
Service charges	525	570
Securities (losses) gains, net	(2,369)	38
Bank-owned life insurance	162	155
Gain on sale of loans	118	152
Insurance commissions	354	580
Other	434	419
TOTAL NON-INTEREST INCOME	(776)	1,914

NON-INTEREST EXPENSE
Salaries and employee benefits	2,482	2,451
Occupancy, net	339	338
Furniture and equipment	307	285
Pennsylvania shares tax	171	105
Amortization of investment in limited partnerships	142	178
Other	1,204	1,088
TOTAL NON-INTEREST EXPENSE	4,645	4,445

INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	290	2,290
INCOME TAX (BENEFIT) PROVISION	(549)	159
NET INCOME	$839	$2,131

EARNINGS PER SHARE - BASIC	$0.22	$0.55

EARNINGS PER SHARE - DILUTED	$0.22	$0.55

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,831,747	3,874,741

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,831,747	3,874,931

DIVIDENDS PER SHARE	$0.46	$0.46

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY
Balance, December 31, 2008	4,010,528	$33,421	$17,959	$28,177	$(12,266)	$(6,264)	$61,027

Comprehensive loss:
Net income				839			839
Other comprehensive loss					(1,537)		(1,537)
Dividends declared ($0.46 per share)				(1,762)			(1,762)
Common shares issued for employee stock purchase plan	723	6	11				17
Balance, March 31, 2009	4,011,251	$33,427	$17,970	$27,254	$(13,803)	$(6,264)	$58,584

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY
Balance, December 31, 2007	4,006,934	$33,391	$17,888	$27,707	$(3,534)	$(4,893)	$70,559

Cumulative effect of change in accounting for postretirement benefits				(437)			(437)
Comprehensive income:
Net income				2,131			2,131
Other comprehensive loss					(1,207)		(1,207)
Dividends declared, ($0.46 per share)				(1,781)			(1,781)
Common shares issued for employee stock purchase plan	718	6	16				22
Purchase of treasury stock (4,297 shares)						(133)	(133)
Balance, March 31, 2008	4,007,652	$33,397	$17,904	$27,620	$(4,741)	$(5,026)	$69,154

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2009		2008

Net Income		$839		$2,131
Other comprehensive loss:
Change in net unrealized losses on available for sale securities	(4,697)		(1,791)
Less: Reclassification adjustment for net (losses) gains included in net income	(2,369)		38
Other comprehensive loss before tax benefit		(2,328)		(1,829)
Income tax benefit related to other comprehensive loss		(791)		(622)
Other comprehensive loss, net of tax		(1,537)		(1,207)
Comprehensive (loss) income		$(698)		$924

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2009	2008

OPERATING ACTIVITIES
Net Income	$839	$2,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181	157
Provision for loan losses	126	60
Accretion and amortization of investment security discounts and premiums	(23)	(284)
Securities losses (gains), net	2,369	(38)
Originations of loans held for sale	(3,797)	(6,400)
Proceeds of loans held for sale	5,023	7,512
Gain on sale of loans	(118)	(152)
Increases in bank-owned life insurance	(162)	(155)
Other, net	(398)	(702)
Net cash provided by operating activities	4,040	2,129
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	17	17,737
Proceeds from calls and maturities	2,178	1,887
Purchases	(100)	(23,912)
Investment securities held to maturity:
Proceeds from calls and maturities	25	—
Net (increase) decrease in loans	(5,886)	2,833
Acquisition of bank premises and equipment	(49)	(764)
Proceeds from the sale of foreclosed assets	—	11
Purchase of bank-owned life insurance	(42)	(679)
Investment in limited partnership	(701)	—
Proceeds from redemption of regulatory stock	—	1,161
Purchases of regulatory stock	(170)	(1,446)
Net cash used for investing activities	(4,728)	(3,172)
FINANCING ACTIVITIES
Net increase in interest-bearing deposits	31,511	10,112
Net decrease in noninterest-bearing deposits	(4,072)	(3,009)
Repayment of long-term borrowings, FHLB	—	(9,600)
Net (decrease) increase in short-term borrowings	(28,678)	6,451
Dividends paid	(1,762)	(1,781)
Issuance of common stock	17	22
Purchase of treasury stock	—	(133)
Net cash (used for) provided by financing activities	(2,984)	2,062
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,672)	1,019
CASH AND CASH EQUIVALENTS, BEGINNING	16,581	15,433
CASH AND CASH EQUIVALENTS, ENDING	$12,909	$16,452

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$3,204	$4,285
Income taxes paid	150	150

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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for the fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 38 through 44 of the Annual Report on Form 10-K for the year ended December 31, 2008.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2. Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FAS 141(R)-1”).  This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date.   If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP.  This FSP also eliminates the FAS 141(R)-1 requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency.  This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this FSP has not and is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS 157-4”).  This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 and APB 28-1”), which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2 and FAS 124-2”), which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

	Three Months Ended March 31,
	2009	2008

Weighted average common shares issued	4,010,775	4,007,176

Average treasury stock shares	(179,028)	(132,435)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,831,747	3,874,741

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	190

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,831,747	3,874,931

Options to purchase 1,980 shares of common stock were outstanding during the three months ended March 31, 2009 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike prices range of $24.72 to $31.82 being greater than the average market price of $24.62 for the three months ended March 31, 2009.  Options to purchase 8,273 shares of common stock were outstanding during the three months ended March 31, 2008 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the average market price for the three months ended March 31, 2008.

Note 4.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2008.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
(In Thousands)	2009	2008

Service cost	$136	$137
Interest cost	170	152
Expected return on plan assets	(127)	(157)
Amortization of transition obligation	(1)	(1)
Amortization of prior service cost	6	6
Amortization of net loss	85	14
Net periodic cost	$269	$151

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2008, that it expected to contribute a minimum of $325,000 to its defined benefit plan in 2009.  As of March 31, 2009, there were no contributions made to the plan.

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(In Thousands)	2009	2008
Commitments to extend credit	$84,833	$85,871
Standby letters of credit	883	841

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

Note 7.  Employee Stock Purchase Plan

Effective April 26, 2006, the Company implemented the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company. The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the three months ended March 31, 2009 and 2008, there were 723 and 718 shares issued under the plan, respectively.

Note 8.  Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of FAS No. 157, Fair Value Measurements (“FAS 157”), for financial assets and financial liabilities.  FAS 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  The FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS 13 and related guidance from the scope of FAS No. 157.  The FASB also issued Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of March 31, 2009 and December 31, 2008, by level within the fair value hierarchy. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2009
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$11,339	$190,312	$—	$201,651

	December 31, 2008
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$13,269	$194,982	$—	$208,251

The following table presents the assets reported on the balance sheet at their fair value on a non-recurring basis as of March 31, 2009 and December 31, 2008, by level within the fair value hierarchy. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2009
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$6,001	$—	$6,001

	December 31, 2008
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$4,876	$—	$4,876

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2009 and 2008

Summary Results

Net income for the three months ended March 31, 2009 was $839,000 compared to $2,131,000 for the same period of 2008 as after-tax securities losses increased $1,589,000 (from a gain of $25,000 to a loss of $1,564,000).  Included within the change in after-tax securities losses was an other than temporary impairment charge relating to certain equity securities held in the investment portfolio of $2,333,000. Basic and diluted earnings per share for the three months ended March 31, 2009 were $0.22 compared to $0.55 for the three months ended March 31, 2008.  Return on average assets and return on average equity were 0.52% and 5.64% for the three months ended March 31, 2009 compared to 1.36% and 12.01% for the corresponding period of 2008.  Net income from core operations (“operating earnings”) increased 14.1% to $2,403,000 for the three months ended March 31, 2009 compared to $2,106,000 for the same period of 2008.  Operating earnings per share for the three months ended March 31, 2009 increased 16.7% to $0.63 basic and dilutive compared to $0.54 basic and dilutive for the three months ended March 31, 2008.

(Management uses the non-GAAP measure of net income from core operations in its analysis of the Company’s performance.  This measure, as used by the Company, adjusts net income by excluding significant gains or losses that are unusual in nature.  Because certain of these items and their impact on the Company’s performance are difficult to predict, management believes the presentation of financial measures excluding the impact of such items provides useful supplemental information in evaluating the operating results of the Company’s core businesses.  For purposes of this Quarterly Report on Form 10-Q, net income from core operations means net income adjusted to exclude after-tax net securities gains or losses.  These disclosures should not be viewed as a substitute for net income determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.)

Interest And Dividend Income

Interest and dividend income for the three months ended March 31, 2009 decreased $131,000 to $8,917,000 compared to $9,048,000 for the same period of 2008.  The decrease in interest income was the result of a decline in loan interest of $161,000 offset by an increase in investment securities income of $30,000.  The decline in loan interest is the result of the low interest rate environment that has existed over the past year.  This has caused the interest rate of new loans to be at a lower rate, resulting in a 56 basis point (“bp”) decline in loan portfolio yield.  Dividend income decreased as a direct result of the current status of the economy that has caused many of the equity holdings in our portfolio to decrease their dividend.  In addition, the Federal

Home Loan Bank of Pittsburgh (“FHLB”) has suspended payment of dividends on shares of its common stock, which has resulted in a decrease of approximately $75,000 in dividend income.  Offsetting the decreased dividend income was an increase in taxable investment securities income of $173,000.  On a taxable equivalent basis, the decline in total interest income was limited to $73,000.  Average loan portfolio growth of $27,202,000 limited the impact of the decline in loan portfolio yield.  In addition, the investment portfolio yield increased 43 bp resulting in increased taxable equivalent income of $41,000.

Interest and dividend income composition for the three months ended March 31, 2009 and 2008 was as follows:

	For The Three Months Ended
	March 31, 2009		March 31, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,219	69.7%	$6,380	70.5%	$(161)	(2.5)%
Investment securities:
Taxable	1,363	15.3	1,190	13.2	173	14.5
Tax-exempt	1,246	14.0	1,226	13.5	20	1.6
Dividend and other interest income	89	1.0	252	2.8	(163)	(64.7)
Total interest and dividend income	$8,917	100.0%	$9,048	100.0%	$(131)	(1.4)%

Interest Expense

Interest expense for the three months ended March 31, 2009 decreased $1,087,000 to $3,080,000 compared to $4,167,000 for the same period of 2008.  The decreased expense of $536,000 associated with deposits is primarily the result of a reduction of 138 bp in rate paid on time deposits.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) interest rate actions and campaigns conducted by the Company during the past two years to attract 12 month or shorter maturity CDs resulting in an increased repricing frequency.  Short-term borrowings interest expense decreased $271,000 as the increase in average balance of $10,374,000 was countered by a decrease in the rate paid of 231 bp due to the FOMC rate actions and overall decline in the treasury security market.  Long-term borrowing interest expense decreased $280,000 as the average balance of such borrowings decreased $18,756,000, while the average rate decreased 26 bp to 4.23%.  The change in average balance and rate is reflective of $29,600,000 in long-term borrowing maturities during the first half of 2008 at an average rate of 4.77% offset by the acquisition of $10,000,000 in long-term borrowings at a rate of 3.18% during the third quarter of 2008.

Interest expense composition for the three months ended March 31, 2009 and 2008 was as follows:

	For The Three Months Ended
	March 31, 2009		March 31, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,005	65.1%	$2,541	61.0%	$(536)	(21.1)%
Short-term borrowings	158	5.1	429	10.3	(271)	(63.2)
Long-term borrowings, FHLB	917	29.8	1,197	28.7	(280)	(23.4)
Total interest expense	$3,080	100.0%	$4,167	100.0%	$(1,087)	(26.1)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended March 31, 2009 was 4.47% compared to 3.87% for the corresponding period of 2008.  The increase in the NIM was driven by a 105 bp decline in the rate paid on interest bearing liabilities that more than compensated for a 19 bp decline in the yield on earning assets.  The decrease in earning asset yield is due to the impact on the loan portfolio of the current low rate environment offset in part by an increase in yield for the investment portfolio.  The increase in the investment portfolio yield was driven by a strategic initiative to increase tax equivalent net interest income by purchasing tax-exempt and taxable municipal bonds in anticipation of the decreasing rate environment that has continued to date.  The decrease in the cost of interest bearing liabilities to 2.45% from 3.50% was driven primarily by a reduction in the rate paid on time deposits of 138 bp and total borrowings of 121 bp.  The reduction in the rate paid on time deposits was the result of a shortening of the time deposit portfolio that has resulted in an increasing repricing frequency during this period of decreasing rates.

The following is a schedule of average balances and associated yields for the three months ended March 31, 2009 and 2008:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$16,052	$265	6.70%	$8,013	$126	6.32%
All other loans	373,878	6,044	6.56%	354,715	6,297	7.14%
Total loans	389,930	6,309	6.56%	362,728	6,423	7.12%

Taxable investment securities	101,890	1,452	5.70%	100,730	1,442	5.73%
Tax-exempt investment securities	101,654	1,888	7.43%	114,590	1,857	6.48%
Total securities	203,544	3,340	6.56%	215,320	3,299	6.13%

Interest bearing deposits	23	—	0.00%	38	—	0.00%

Total interest-earning assets	593,497	9,649	6.56%	578,086	9,722	6.75%

Other assets	55,256			48,692

Total assets	$648,753			$626,778

Liabilities:
Savings	$59,642	78	0.53%	$58,561	109	0.75%
Super Now deposits	53,890	129	0.97%	46,367	155	1.34%
Money market deposits	41,276	212	2.08%	23,324	127	2.18%
Time deposits	205,110	1,586	3.14%	190,927	2,150	4.52%
Total deposits	359,918	2,005	2.26%	319,179	2,541	3.20%

Short-term borrowings	61,487	158	1.03%	51,113	429	3.34%
Long-term borrowings, FHLB	86,778	917	4.23%	105,534	1,197	4.49%
Total borrowings	148,265	1,075	2.90%	156,647	1,626	4.11%

Total interest-bearing liabilities	508,183	3,080	2.45%	475,826	4,167	3.50%

Demand deposits	71,321			70,243
Other liabilities	9,760			9,726
Shareholders’ equity	59,489			70,983
Total liabilities and shareholders’ equity	$648,753			$626,778

Interest rate spread			4.12%			3.25%

Net interest income/margin		$6,569	4.47%		$5,555	3.87%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
(In Thousands)	2009	2008

Total interest income	$8,917	$9,048
Total interest expense	3,080	4,167

Net interest income	5,837	4,881
Tax equivalent adjustment	732	674

Net interest income (fully taxable equivalent)	$6,569	$5,555

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009 vs 2008 Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$131	$8	$139
Loans	453	(706)	(253)
Taxable investment securities	17	(7)	10
Tax-exempt investment securities	(223)	254	31
Interest bearing deposits	—	—	—
Total interest-earning assets	378	(451)	(73)

Interest expense:
Savings deposits	2	(33)	(31)
Super Now deposits	33	(59)	(26)
Money market deposits	90	(5)	85
Time deposits	178	(742)	(564)
Short-term borrowings	106	(377)	(271)
Long-term borrowings, FHLB	(211)	(69)	(280)
Total interest-bearing liabilities	198	(1,285)	(1,087)
Change in net interest income	$180	$834	$1,014

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2009, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $4,356,000 at December 31, 2008 to $4,441,000 at March 31, 2009.  At March 31, 2009 and December 31, 2008, the allowance for loan losses to total loans was 1.15% and 1.14%, respectively.

The provision for loan losses totaled $126,000 for the three months ended March 31, 2009, compared to $60,000 for the same period in 2008.  The amount of the increase in the provision was the result of several factors, including but not limited to, an increase in gross loans of $5,714,000 since December 31, 2008, a ratio of annualized net charge offs to average loans of 0.04% for the three months ended March 31, 2009, a ratio of nonperforming loans to total loans of 0.59%, and a ratio of the allowance for loan losses to nonperforming loans of 195.72% at March 31, 2009.

Non-interest Income

Total non-interest income for the three months ended March 31, 2009 compared to the same period in 2008 decreased $2,690,000 to $(776,000) due to a $2,407,000 decrease in net securities gains and losses realized when comparing the three month periods ended March 31, 2009 and 2008.  Excluding net securities gains and losses, non-interest income for the first quarter of 2009 would have decreased $283,000 as compared to the 2008 period.  Deposit service charges decreased $45,000 as overdraft fee income declined $33,000 in addition to customers migrating to no service charge checking accounts that were introduced as part of a customer acquisition and retention program.  Gain on sale of loans decreased $34,000 due primarily from a change in product mix which has resulted in a greater percentage of the fee collected being categorized as other income.  Other income increased due to increased revenue from electronic card (debit/credit) usage and fees from the sale of loans into the secondary market, which countered losses realized from the sale of other real estate owned.

Insurance commissions for the three months ended March 31, 2009 decreased $226,000 compared to the same period in 2008 due to a softening market and shift in product mix.  Management of The M Group continues to pursue new and build upon current relationships.  The sales call program continues to expand to other financial institutions, which results in additional revenue for The M Group if another sales outlet is added.  However, the addition of another sales outlet for The M Group can take up to a year or more to be completed.

Non-interest income composition for the three months ended March 31, 2009 and 2008 was as follows:

	For The Three Months Ended
	March 31, 2009		March 31, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$525	(67.7)%	$570	29.8%	$(45)	(7.9)%
Securities (losses) gains, net	(2,369)	305.3	38	2.0	(2,407)	(6,334.2)
Bank owned life insurance	162	(20.9)	155	8.1	7	4.5
Gain on sale of loans	118	(15.2)	152	7.9	(34)	(22.4)
Insurance commissions	354	(45.6)	580	30.3	(226)	(39.0)
Other	434	(55.9)	419	21.9	15	3.6
Total non-interest income	$(776)	100.0%	$1,914	100.0%	$(2,690)	(140.5)%

Non-interest Expense

Total non-interest expense increased $200,000 for the three months ended March 31, 2009 compared to the same period of 2008.  The increase in salaries and employee benefits was attributable to several items including standard cost of living wage adjustments for employees, increased pension expense, and other benefit costs.  Pennsylvania shares tax increased $66,000 due to the utilization of Pennsylvania Enterprise Zone tax credits from a low income housing partnership during 2008.  Other expenses increased primarily due to normal anticipated inflationary adjustments to ongoing business operating costs.

Non-interest expense composition for the three months ended March 31, 2009 and 2008 was as follows:

	For The Three Months Ended
	March 31, 2009		March 31, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,482	53.4%	$2,451	55.1%	$31	1.3%
Occupancy, net	339	7.3	338	7.6	1	0.3
Furniture and equipment	307	6.6	285	6.4	22	7.7
Pennsylvania shares tax	171	3.7	105	2.4	66	62.9
Amortization of investment in limited partnerships	142	3.1	177	4.0	(35)	(19.8)
Other	1,204	25.9	1,089	24.5	115	10.6
Total non-interest expense	$4,645	100.0%	$4,445	100.0%	$200	4.5%

Provision for Income Taxes

Income taxes decreased $708,000 for the three months ended March 31, 2009 compared to the same period of 2008.  The decrease, due to net securities losses of $2,369,000, resulted in a tax benefit of $549,000 for the three months ended March 31, 2009.  Excluding the impact of the net securities gains and losses, the effective tax rate for the three months ended March 31, 2009 was 9.63% as compared to 6.48% for the same period of 2008.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents decreased $3,672,000 from $16,581,000 at December 31, 2008 to $12,909,000 at March 31, 2009 primarily as a result of the following activities during the three months ended March 31, 2009:

Loans Held for Sale

Activity regarding loans held for sale resulted in sale proceeds exceeding loan originations, less $118,000 in realized gains, by $1,108,000 for the three months ended March 31, 2009.

Loans

Gross loans increased $5,714,000 since December 31, 2008 due to the increase of commercial related loans, while non-commercial loans remained relatively constant.

The allocation of the loan portfolio, by category, as of March 31, 2009 and December 31, 2008 is presented below:

	March 31, 2009		December 31, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial and agricultural	$43,606	11.3%	$40,602	10.6%	$3,004	7.4%
Real estate mortgage:
Residential	177,637	45.9	177,406	46.5	231	0.1
Commercial	139,255	36.0	136,158	35.7	3,097	2.3
Construction	15,897	4.1	15,838	4.2	59	0.4
Installment loans to individuals	11,806	3.0	12,487	3.3	(681)	(5.5)
Less: Net deferred loan fees	1,009	(0.3)	1,013	(0.3)	(4)	(0.4)
Gross loans	$387,192	100.0%	$381,478	100.0%	$5,714	1.5%

The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, amounted to $6,743,000 at March 31, 2009, compared to $5,042,000 at December 31, 2008.  The valuation allowance related to impaired loans amounted to $742,000 at March 31, 2009 and $166,000 at December 31, 2008.  The increase in impaired loans and valuation allowance is from a few commercial relationships.

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

Investments

The estimated fair value of the investment securities portfolio at March 31, 2009 has decreased $6,625,000 since December 31, 2008.  The change is due to a reduction in agency securities caused by normal principal payments, an increase in unrealized losses for state and political securities, and an equity securities impairment charge.  The increased level of unrealized losses within the bond portfolio was the result of changes in the yield curve and a virtual freeze of trading in the municipal market, not credit quality, as the credit quality of the portfolio remains sound.

The equity portfolio continues to feel the effects of the economic turbulence that is affecting the financial sector.  This sector of the portfolio, as of March 31, 2009, held $3,103,000 in unrealized losses on an amortized cost basis of $14,263,000.  The amount of the declines has caused several of our equity holdings to be deemed other than temporarily impaired resulting in a write down in value of these holdings of $2,333,000 for the three months ended March 31, 2009.  Certain positions may be liquidated, in whole or part, through the balance of 2009 so that the losses can be carried back for tax purposes and offset against gains that have been recognized over the past several years.

The amortized cost of investment securities and their estimated fair values are as follows:

	March 31, 2009
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale (AFS)
U.S. Government and agency securities	$43,909	$1,645	$—	$45,554
State and political securities	142,655	270	(12,014)	130,911
Other debt securities	16,010	92	(2,255)	13,847
Total debt securities	202,574	2,007	(14,269)	190,312
Equity securities	14,263	179	(3,103)	11,339
Total investment securities AFS	$216,837	$2,186	$(17,372)	$201,651

Held to maturity (HTM)
U.S. Government and agency securities	$10	$1	$—	$11
Other debt securities	100	—	—	100
Total investment securities HTM	$110	$1	$—	$111

	December 31, 2008
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale (AFS)
U.S. Government and agency securities	$46,452	$1,134	$—	$47,586
State and political securities	142,258	348	(10,764)	131,842
Other debt securities	15,970	649	(1,065)	15,554
Total debt securities	204,680	2,131	(11,829)	194,982
Equity securities	16,429	225	(3,385)	13,269
Total investment securities AFS	$221,109	$2,356	$(15,214)	$208,251

Held to maturity (HTM)
U.S. Government and agency securities	$10	$1	$—	$11
Other debt securities	125	—	—	125
Total investment securities HTM	$135	$1	$—	$136

Financing Activities

Deposits

Total deposits increased 6.5% or $27,439,000 from December 31, 2008 to March 31, 2009.  The growth was led by a 40.8% or $14,628,000 increase in money market deposits from December 31, 2008 to March 31, 2009.  The increase in core deposits (deposits less time deposits) of 6.5% or $14,647,000 has provided relationship driven funding for the loan portfolio, while also reducing the utilization of FHLB borrowings.  The increase in deposits is the result of a deposit gathering program coupled with customers coming back to their hometown bank in the wake of the economic turbulence.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2009		December 31, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$71,963	16.0%	$76,035	18.0%	$(4,072)	(5.4)%
NOW accounts	55,816	12.4	53,821	12.8	1,995	3.7
Money market deposits	50,476	11.3	35,848	8.5	14,628	40.8
Savings deposits	60,764	13.5	58,668	13.9	2,096	3.6
Time deposits	209,788	46.8	196,996	46.8	12,792	6.5
Total deposits	$448,807	100.0%	$421,368	100.0%	$27,439	6.5%

Borrowed Funds

Total borrowed funds decreased 17.8% or $28,678,000 to $132,046,000 at March 31, 2009 compared to $160,724,000 at December 31, 2008.  The decrease in borrowed funds is primarily the result of growth in deposits as part of the previously discussed deposit gathering campaigns that were utilized to provide loan portfolio funding and to reduce the level of total borrowings.  Short-term FHLB borrowings were utilized in addition to FHLB repurchase agreements as their structure allowed for a reduction in interest expense, while also reducing short-term exposure to interest rate changes.

	March 31, 2009		December 31, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$24,320	18.4%	$61,013	38.0%	$(36,693)	(60.1)%
Securities sold under agreement to repurchase	10,948	8.3	12,933	8.0	(1,985)	(15.3)
Short-term borrowings, FHLB	10,000	7.6	—	—	10,000	100.0
Total short-term borrowings	45,268	34.3%	73,946	46.0%	(28,678)	(38.8)

Long-term borrowings, FHLB	86,778	65.7	86,778	54.0	—	—
Total borrowed funds	$132,046	100.0%	$160,724	100.0%	$(28,678)	(17.8)%

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

The Emergency Economic Stabilization Act of 2008 provides authority to the United States Department of the Treasury (“Treasury”) to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions.   Pursuant to this authority, Treasury implemented a number of programs, including the Troubled Assets Relief Capital Purchase Program.  The Company evaluated participation in the Capital Purchase Program, pursuant to which Treasury purchased preferred stock and common stock purchase warrants from qualifying institutions that applied for funds, and determined that the Company would not participate in the Program due primarily to the fact that the Company did not require additional capital because its capital ratios remained well above the minimum levels required for well capitalized status under applicable banking regulations.  The FDIC has also initiated a Temporary Liquidity Guarantee Program (“TLGP”) that provides a guarantee for certain new senior unsecured debt issued by a participating institution by June 30, 2009 (or October 31, 2009 in certain cases) and a temporary guarantee of deposits held in noninterest-bearing transaction accounts at a participating institution.  Participating institutions that issue senior unsecured debt covered by the TLGP will generally pay a premium of 50 to 100 bps per year (depending on maturity) on the principal amount of securities covered by the guarantee and a fee of 10 bps on amounts in noninterest-bearing transaction accounts in excess of $250,000.  The Company did not opt out of coverage by the TLGP, but has not at this time issued any new senior unsecured debt that would be covered by the debt guarantee portion of the TLGP.

Capital ratios as of March 31, 2009 and December 31, 2008 were as follows:

	2009		2008
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$64,374	15.3%	$66,891	16.0%
For Capital Adequacy Purposes	33,612	8.0	33,410	8.0
To Be Well Capitalized	42,016	10.0	41,763	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$59,933	14.3%	$62,540	15.0%
For Capital Adequacy Purposes	16,806	4.0	16,705	4.0
To Be Well Capitalized	25,209	6.0	25,058	6.0

Tier I Capital (to Average Assets)

Actual	$59,933	9.2%	$62,540	9.7%
For Capital Adequacy Purposes	26,059	4.0	25,773	4.0
To Be Well Capitalized	32,574	5.0	32,216	5.0

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

The Bank, like other financial institutions, must have sufficient funds available to meet its liquidity needs for deposit withdrawals, loan commitments and originations, and expenses.  In order to control cash flow, the Bank estimates future cash flows from deposits, loan payments, and investment security payments.  The primary sources of funds are deposits, principal and interest payments on loans and investment securities, FHLB borrowings, and brokered deposits.  Management believes the Bank has adequate resources to meet its normal funding requirements.

Management monitors the Company’s liquidity on both a long and short-term basis, thereby providing management necessary information to react to current balance sheet trends.  Cash flow needs are assessed and sources of funds are determined.  Funding strategies consider both customer needs and economical cost.  Both short and long-term funding needs are addressed by maturities and sales of available for sale investment securities, loan repayments and maturities, and liquidating money market investments such as federal funds sold.  The use of these resources, in conjunction with access to credit provides core funding to satisfy depositor, borrower, and creditor needs.

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $213,644,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $13,596,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $121,098 as of March 31, 2009.

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

There have been no substantial changes in the Company’s gap analyses or simulation analyses compared to the information provided in the Company’s Form 10-K for the year ended December 31, 2008.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analyses or simulation analyses compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2008.  Additional information and details are provided in the “Liquidity and Interest Rate Sensitivity” section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month #1 (January 1- January 31, 2009)	—	—	—	—

Month #2 (February 1- February 28, 2009)	—	—	—	—

Month #3 (March 1- March 31, 2009)	—	—	—	—

On April 28, 2009, the Board of Directors extended the previously approved authorization to repurchase up to 197,000 shares, or approximately 5%, of the outstanding shares of the Company for an additional year to April 30, 2010.  To date, there have been 118,656 shares repurchased under this plan.

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

PENNS WOODS BANCORP, INC.
(Registrant)

Date: May 11, 2009	/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer

Date: May 11, 2009	/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer