Form 10-Q
period 2009-06-30
PENNS WOODS BANCORP INC
filed 2009-08-10
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange

Act of 1934 for the Quarterly Period Ended June 30, 2009.

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

On July 30, 2009 there were 3,832,957 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share Data)	2009	2008

ASSETS
Noninterest-bearing balances	$10,832	$16,563
Interest-bearing deposits in other financial institutions	7,815	18
Total cash and cash equivalents	18,647	16,581

Investment securities, available for sale, at fair value	207,901	208,251
Investment securities held to maturity (fair value of $111 and $136)	110	135
Loans held for sale	4,595	3,622
Loans	392,074	381,478
Less: Allowance for loan losses	4,377	4,356
Loans, net	387,697	377,122
Premises and equipment, net	7,656	7,865
Accrued interest receivable	3,468	3,614
Bank-owned life insurance	14,862	14,546
Investment in limited partnerships	5,182	4,727
Goodwill	3,032	3,032
Deferred tax asset	11,583	10,879
Other assets	3,128	2,429
TOTAL ASSETS	$667,861	$652,803

LIABILITIES
Interest-bearing deposits	$420,492	$345,333
Noninterest-bearing deposits	74,509	76,035
Total deposits	495,001	421,368

Short-term borrowings	14,880	73,946
Long-term borrowings, Federal Home Loan Bank (FHLB)	86,778	86,778
Accrued interest payable	1,220	1,317
Other liabilities	8,611	8,367
TOTAL LIABILITIES	606,490	591,776

SHAREHOLDERS’ EQUITY
Common stock, par value $8.33, 10,000,000 shares authorized; 4,011,985 and 4,010,528 shares issued	33,433	33,421
Additional paid-in capital	17,983	17,959
Retained earnings	26,322	28,177
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(6,323)	(8,486)
Defined benefit plan	(3,780)	(3,780)
Less: Treasury stock at cost, 179,028 and 179,028 shares	(6,264)	(6,264)
TOTAL SHAREHOLDERS’ EQUITY	61,371	61,027
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$667,861	$652,803

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2009	2008	2009	2008

INTEREST AND DIVIDEND INCOME
Loans including fees	$6,349	$6,246	$12,568	$12,625
Investment Securities:
Taxable	1,374	1,276	2,737	2,466
Tax-exempt	1,249	1,210	2,495	2,436
Dividend and other interest income	41	204	130	457
TOTAL INTEREST AND DIVIDEND INCOME	9,013	8,936	17,930	17,984

INTEREST EXPENSE
Deposits	2,204	2,551	4,209	5,092
Short-term borrowings	78	257	236	686
Long-term borrowings, FHLB	926	972	1,843	2,169
TOTAL INTEREST EXPENSE	3,208	3,780	6,288	7,947

NET INTEREST INCOME	5,805	5,156	11,642	10,037

PROVISION FOR LOAN LOSSES	186	60	312	120

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,619	5,096	11,330	9,917

NON-INTEREST INCOME
Service charges	541	540	1,066	1,110
Securities losses, net	(2,086)	(251)	(4,455)	(213)
Earnings on bank-owned life insurance	112	91	274	246
Gain on sale of loans	103	212	221	364
Insurance commissions	347	486	701	1,066
Other	591	543	1,025	962
TOTAL NON-INTEREST INCOME	(392)	1,621	(1,168)	3,535

NON-INTEREST EXPENSE
Salaries and employee benefits	2,595	2,469	5,077	4,920
Occupancy, net	318	314	657	652
Furniture and equipment	306	287	613	572
Pennsylvania shares tax	172	105	343	210
Amortization of investment in limited partnerships	141	178	283	356
Other	1,353	1,158	2,557	2,246
TOTAL NON-INTEREST EXPENSE	4,885	4,511	9,530	8,956

INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	342	2,206	632	4,496
INCOME TAX (BENEFIT) PROVISION	(490)	149	(1,039)	308
NET INCOME	$832	$2,057	$1,671	$4,188

EARNINGS PER SHARE - BASIC	$0.22	$0.53	$0.44	$1.08

EARNINGS PER SHARE - DILUTED	$0.22	$0.53	$0.44	$1.08

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,832,520	3,865,977	3,832,135	3,870,359

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,832,596	3,866,115	3,832,173	3,870,523

DIVIDENDS PER SHARE	$0.46	$0.46	$0.92	$0.92

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY
Balance, December 31, 2008	4,010,528	$33,421	$17,959	$28,177	$(12,266)	$(6,264)	$61,027

Comprehensive income (loss):
Net income				1,671			1,671
Other comprehensive income (loss)					2,163		2,163
Dividends declared ($0.92 per share)				(3,526)			(3,526)
Common shares issued for employee stock purchase plan	1,457	12	24				36
Balance, June 30, 2009	4,011,985	$33,433	$17,983	$26,322	$(10,103)	$(6,264)	$61,371

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY
Balance, December 31, 2007	4,006,934	$33,391	$17,888	$27,707	$(3,534)	$(4,893)	$70,559

Cumulative effect of change in accounting for postretirement benefits				(437)			(437)
Comprehensive loss:
Net income				4,188			4,188
Other comprehensive loss					(5,701)		(5,701)
Dividends declared, ($0.92 per share)				(3,560)			(3,560)
Stock options exercised	330	3	8				11
Common shares issued for employee stock purchase plan	1,569	13	34				47
Purchase of treasury stock (18,516 shares)						(585)	(585)
Balance, June 30, 2008	4,008,833	$33,407	$17,930	$27,898	$(9,235)	$(5,478)	$64,522

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,				Six Months Ended June 30,
(In Thousands)	2009		2008		2009		2008

Net Income		$832		$2,057		$1,671		$4,188
Other comprehensive income (loss):
Change in net unrealized gains (losses) on available for sale securities	3,520		(7,061)		(1,178)		(8,852)
Less: Reclassification adjustment for net losses included in net income	(2,086)		(251)		(4,455)		(213)
Other comprehensive income (loss) before tax expense (benefit)		5,606		(6,810)		3,277		(8,639)
Income tax expense (benefit) related to other comprehensive income (loss)		1,906		(2,315)		1,114		(2,938)
Other comprehensive income (loss), net of tax		3,700		(4,495)		2,163		(5,701)
Comprehensive income (loss)		$4,532		$(2,438)		$3,834		$(1,513)

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In Thousands)	2009	2008

OPERATING ACTIVITIES
Net Income	$1,671	$4,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	364	323
Provision for loan losses	312	120
Accretion and amortization of investment security discounts and premiums	(518)	(636)
Securities losses, net	4,455	213
Originations of loans held for sale	(10,202)	(16,137)
Proceeds of loans held for sale	9,450	17,125
Gain on sale of loans	(221)	(364)
Earnings on bank-owned life insurance	(274)	(246)
Other, net	(1,327)	(1,465)
Net cash provided by operating activities	3,710	3,121
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	4,682	36,098
Proceeds from calls and maturities	5,132	5,139
Purchases	(9,955)	(45,132)
Investment securities held to maturity:
Proceeds from calls and maturities	26	154
Net increase in loans	(11,501)	(5,520)
Acquisition of bank premises and equipment	(155)	(998)
Proceeds from the sale of foreclosed assets	—	70
Purchase of bank-owned life insurance	(42)	(698)
Investment in limited partnership	(738)	—
Proceeds from redemption of regulatory stock	—	3,560
Purchases of regulatory stock	(170)	(1,996)
Net cash used for investing activities	(12,721)	(9,323)
FINANCING ACTIVITIES
Net increase in interest-bearing deposits	75,159	43,662
Net (decrease) increase in noninterest-bearing deposits	(1,526)	5,237
Repayment of long-term borrowings, FHLB	—	(29,600)
Net decrease in short-term borrowings	(59,066)	(7,234)
Dividends paid	(3,526)	(3,560)
Issuance of common stock	36	47
Stock options exercised	—	11
Purchase of treasury stock	—	(585)
Net cash provided by financing activities	11,077	7,978
NET NCREASE IN CASH AND CASH EQUIVALENTS	2,066	1,776
CASH AND CASH EQUIVALENTS, BEGINNING	16,581	15,433
CASH AND CASH EQUIVALENTS, ENDING	$18,647	$17,209

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$6,385	$8,228
Income taxes paid	1,175	1,075
Transfer of loans to foreclosed real estate	614	—

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2 and FAS 124-2”), which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009.  The adoption of this FSP has not and is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS 165”), which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  FAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  FAS 165 also requires entities to disclose the date through which subsequent events have been evaluated.  FAS 165 was effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of FAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets (“FAS 166”). FAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Company plans to adopt FAS 166 effective January 1, 2010. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) it provides a company with the power to direct significant activities of the VIE, and (2) it obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles (“FAS 168”). FAS No. 168 establishes the FASB Accounting Standards Codification (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company plans to adopt FAS No.168 in connection with its third quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of FAS 168 will not have a material impact on its results of operations or financial position.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Weighted average common shares issued	4,011,548	4,008,030	4,011,163	4,007,603

Average treasury stock shares	(179,028)	(142,053)	(179,028)	(137,244)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,832,520	3,865,977	3,832,135	3,870,359

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	76	138	38	164

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,832,596	3,866,115	3,832,173	3,870,523

Options to purchase 990 shares of common stock were outstanding during the three and six months ended June 30, 2009 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price of $31.82 being greater than the average market price of $28.00 and $26.31 for the three and six months ended June 30, 2009.  Options to purchase 8,273 and 9,923 shares of common stock were outstanding during the three and six months ended June 30, 2008 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the average market price for the three and six months ended June 30, 2008.

Note 4.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2008.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2009	2008	2009	2008

Service cost	$136	$136	$272	$273
Interest cost	170	152	340	304
Expected return on plan assets	(127)	(163)	(254)	(320)
Amortization of transition obligation	—	—	(1)	(1)
Amortization of prior service cost	7	7	13	13
Amortization of net loss	84	14	169	28
Net periodic cost	$270	$146	$539	$297

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2008, that it expected to contribute a minimum of $325,000 to its defined benefit plan in 2009.  As of June 30, 2009, there were contributions $519,000 made to the plan.  The Company expects to contribute a minimum of $287,000 to the defined benefit plan during the remaining period of 2009.

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(In Thousands)	2009	2008
Commitments to extend credit	$88,763	$85,871
Standby letters of credit	1,532	841

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

Note 7.  Employee Stock Purchase Plan

The Company maintains the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company. The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the six months ended June 30, 2009 and 2008, there were 1,457 and 1,569 shares issued under the plan, respectively.

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of June 30, 2009 and December 31, 2008, by level within the fair value hierarchy. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2009
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$11,728	$196,173	$—	$207,901

	December 31, 2008
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$13,269	$194,982	$—	$208,251

The following table presents the assets reported on the balance sheet at their fair value on a non-recurring basis as of June 30, 2009 and December 31, 2008, by level within the fair value hierarchy. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2009
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$6,044	$—	$6,044

	December 31, 2008
(In Thousands)	Level I	Level II	Level III	Total
Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$4,876	$—	$4,876

NOTE 9. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Company’s financial instruments are as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In Thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$18,647	$18,647	$16,581	$16,581
Investment securities:
Available for sale	207,901	207,901	208,251	208,251
Held to maturity	110	111	135	136
Loans held for sale	4,595	4,595	3,622	3,622
Loans, net	387,697	394,297	377,122	380,771
Bank-owned life insurance	14,862	14,862	14,546	14,546
Accrued interest receivable	3,468	3,468	3,614	3,614

Financial liabilities:
Interest-bearing deposits	$420,492	$423,268	$345,333	$347,657
Noninterest-bearing deposits	74,509	74,509	76,035	76,035
Short-term borrowings	14,880	14,880	73,946	73,946
Long-term borrowings, FHLB	86,778	85,772	86,778	88,188
Accrued interest payable	1,220	1,220	1,317	1,317

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of June 30, 2009 and December 31, 2008.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the estimated fair value of off-balance sheet items at June 30, 2009 and December 31, 2008.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 5.

Note 10.  Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB.  At June 30, 2009, the Bank held $7,271,300 in stock of the FHLB, which was in compliance with this requirement.

The Company evaluated its holding of FHLB stock for impairment and deemed the stock to not be impaired due to the expected recoverability of the par value, which equals the value reflected within the Company’s financial statements.  The decision was based on several items ranging from the estimated true economic losses embedded within the FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating.  The Company utilizes the impairment framework outlined in paragraph 8(i) of SOP 01-06 and paragraphs 12.21 — 12.25 of the AICPA Audit Guide for Depository and Lending Institutions to evaluate FHLB stock for impairment.

The following factors were evaluated to determine the ultimate recoverability of the par value of the Company’s FHLB stock holding; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock.

Based on its analysis of these factors, the Company determined that its holding of FHLB stock was not impaired on June 30, 2009.

Note 11. Investment Securities

The amortized cost and estimated fair values of investment securities at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$40,968	$1,690	$—	$42,658
State and political securities	143,057	323	(10,713)	132,667
Other debt securities	21,463	596	(1,211)	20,848
Total debt securities	205,488	2,609	(11,924)	196,173
Equity securities	11,994	425	(691)	11,728
Total investment securities AFS	$217,482	$3,034	$(12,615)	$207,901

Held to maturity (HTM)
U.S. Government and agency securities	$9	$1	$—	$10
Other debt securities	101	—	—	101
Total investment securities HTM	$110	$1	$—	$111

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$46,452	$1,134	$—	$47,586
State and political securities	142,258	348	(10,764)	131,842
Other debt securities	15,970	649	(1,065)	15,554
Total debt securities	204,680	2,131	(11,829)	194,982
Equity securities	16,429	225	(3,385)	13,269
Total investment securities AFS	$221,109	$2,356	$(15,214)	$208,251

Held to maturity (HTM)
U.S. Government and agency securities	$10	$1	$—	$11
Other debt securities	125	—	—	125
Total investment securities HTM	$135	$1	$—	$136

The following tables show the Company’s gross unrealized losses and estimated fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008.

	June 30, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	18,872	502	94,980	10,211	113,852	10,713
Other debt securities	354	24	6,810	1,187	7,164	1,211
Total debt securities	19,226	526	101,790	11,398	121,016	11,924
Equity securities	802	369	444	322	1,246	691
Total	$20,028	$895	$102,234	$11,720	$122,262	$12,615

	December 31, 2008
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	48,388	4,378	67,412	6,386	115,800	10,764
Other debt securities	6,341	451	2,012	614	8,353	1,065
Total debt securities	54,729	4,829	69,424	7,000	124,153	11,829
Equity securities	164	80	5,364	3,305	5,528	3,385
Total	$54,893	$4,909	$74,788	$10,305	$129,681	$15,214

At June 30, 2009 there were a total of 47 and 223 individual securities that were in a continuous unrealized loss position for less than twelve months and greater than twelve months, respectively.

The Company reviews its position quarterly and has asserted that at June 30, 2009, the declines outlined in the above table represent temporary declines and the Company does have the intent and ability either to hold those securities to maturity or to allow a market recovery.  There were 270 positions that were temporarily impaired at June 30, 2009.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or Company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and estimated fair value of debt securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
(In Thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$25	$25	$25	$25
Due after one year to five years	10,092	10,564	76	76
Due after five years to ten years	784	805	—	—
Due after ten years	194,587	184,779	9	10
Total	$205,488	$196,173	$110	$111

Total gross proceeds from sales of securities available for sale were $4,682,000 and $40,169,000, for June 30, 2009 and December 31, 2008, respectively.  The following table represents gross realized gains and losses on those transactions:

	June 30,	December 31,
(In Thousands)	2009	2008
Gross realized gains:
U.S. Government and agency securities	$—	$253
State and political securities	—	236
Other debt securities	162	6
Equity securities	4	539
Total gross realized gains	$166	$1,034

Gross realized losses:
U.S. Government and agency securities	$—	$36
State and political securities	—	204
Other debt securities	37	510
Equity securities	4,584	2,315
Total gross realized losses	$4,621	$3,065

Gross realized losses for the equity securities portfolio include impairment charges of $4,584,000 and $2,797,000 for the six months ended June 30, 2009 and year ended December 31, 2008, respectively.

Note 12. Subsequent Events

The Company assessed events occurring subsequent to June 30, 2009 through August 10, 2009 for potential recognition and disclosure in the consolidated financial statements.  No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on August 10, 2009.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Six Months Ended June 30, 2009 and 2008

Summary Results

Net income for the three months ended June 30, 2009 was $832,000 compared to $2,057,000 for the same period of 2008 as after-tax securities losses increased $1,210,000 (from a loss of $166,000 to a loss of $1,376,000).  Included within the change in after-tax securities losses was an other than temporary impairment charge relating to certain equity securities held in the investment portfolio of $2,251,000. Basic and diluted earnings per share for the three months ended June 30, 2009 were $0.22 compared to $0.53 for the three months ended June 30, 2008.  Return on average assets and return on average equity were 0.51% and 5.45% for the three months ended June 30, 2009 compared to 1.30% and 11.73% for the corresponding period of 2008.  Net income from core operations (“operating earnings”) remained stable at $2,208,000 for the three months ended June 30, 2009 compared to $2,223,000 for the same period of 2008.  Operating earnings per share for the three months ended June 30, 2009 were $0.58 basic and dilutive compared to $0.58 basic and $0.57 dilutive for the three months ended June 30, 2008.

The six months ended June 30, 2009 generated net income of $1,671,000 compared to $4,188,000 for the same period of 2008.  Comparable results were impacted by an increase in after-tax securities losses of $2,799,000 (from a loss of $141,000 to a loss of $2,940,000). Earnings per share, basic and diluted, for the six months ended June 30, 2009 were $0.44 as compared to $1.08 for the comparable period of 2008.  Return on average assets and return on average equity were 0.51% and 5.54% for the six months ended June 30, 2009 compared to 1.33% and 11.87% for the corresponding period of 2008.  Operating earnings increased 6.5% to $4,611,000 for the six months ended June 30, 2009 compared to $4,329,000 for the comparable period of 2008, resulting in basic and dilutive operating earnings per share increasing 7.1% to $1.20 from $1.12 for the six month periods ended June 30, 2009 and 2008, respectively.

Management uses the non-GAAP measure of net income from core operations, or operating earnings, in its analysis of the Company’s performance.  This measure, as used by the Company, adjusts net income by excluding significant gains or losses that are unusual in nature.  Because certain of these items and their impact on the Company’s performance are difficult to predict, management believes the presentation of financial measures excluding the impact of such items provides useful supplemental information in evaluating the operating results of the Company’s core businesses.  For purposes of this Quarterly Report on Form 10-Q, net income from core operations, or operating earnings, means net income adjusted to exclude after-tax net securities gains or losses.  These disclosures should not be viewed as a substitute for net income determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Reconciliation of GAAP and non-GAAP Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2009	2008	2009	2008
GAAP net income	832	2,057	1,671	4,188
Securities losses, net of tax	(1,376)	(166)	(2,940)	(141)
Non-GAAP operating earnings	2,208	2,223	4,611	4,329

Interest And Dividend Income

Interest and dividend income for the three months ended June 30, 2009 increased $77,000 to $9,013,000 compared to $8,936,000 for the same period of 2008.  The increase in interest income was the result of an increase in loan interest of $103,000 which offset the slight decline in investment securities income of $26,000.  The increase in loan interest is the result of growth in the average gross loan portfolio of $26,772,000.  The growth offset a decline in the average taxable equivalent yield of 26 basis points (“bp”) caused by the low interest rate environment that has existed over the past year.   Dividend income decreased as a direct result of the current status of the economy that has caused many of the issuers of equity holdings in our portfolio to decrease or suspend their dividend.  In addition, the Federal Home Loan Bank of Pittsburgh (“FHLB”) has suspended payment of dividends on shares of its common stock, which resulted in a decrease of approximately $81,000 in dividend income the second quarter of 2009.  On a taxable equivalent basis, total interest income increased $143,000 as the tax-exempt loan and investment securities portfolios were able to obtain better yields than in the comparable period of 2008.

During the six months ended June 30, 2009, interest and dividend income was $17,930,000, a decrease of $54,000 over the same period in 2008.  Interest income on the loan portfolio remained stable as the growth in the portfolio countered a 44 bp decline in average yield.  The investment portfolio interest income was negatively impacted by approximately $160,000 due to the suspension of FHLB dividends which resulted in total interest income from investment securities being flat to the comparable period of 2008.   Tax-equivalent interest income increased $69,000 due to better yields on the loan and investment tax-exempt portfolios, an overall increase in earning assets of $17,732,000, and a shift in the earning asset portfolio towards loans from investments.

Interest and dividend income composition for the three and six months ended June 30, 2009 and 2008 was as follows:

	For The Three Months Ended
	June 30, 2009		June 30, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,349	70.4%	$6,246	69.9%	$103	1.6%
Investment securities:
Taxable	1,374	15.2	1,276	14.3	98	7.7
Tax-exempt	1,249	13.9	1,210	13.5	39	3.2
Dividend and other interest income	41	0.5	204	2.3	(163)	(79.9)
Total interest and dividend income	$9,013	100.0%	$8,936	100.0%	$77	0.9%

	For The Six Months Ended
	June 30, 2009		June 30, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$12,568	70.1%	$12,625	70.2%	$(57)	(0.5)%
Investment securities:
Taxable	2,737	15.3	2,466	13.7	271	11.0
Tax-exempt	2,495	13.9	2,436	13.6	59	2.4
Dividend and other interest income	130	0.7	457	2.5	(327)	(71.6)
Total interest and dividend income	$17,930	100.0%	$17,984	100.0%	$(54)	(0.3)%

Interest Expense

Interest expense for the three months ended June 30, 2009 decreased $572,000 to $3,208,000 compared to $3,780,000 for the same period of 2008.  The decreased expense of $347,000 associated with deposits is primarily the result of a reduction of 110 bp in rates paid on time deposits.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) interest rate actions and campaigns conducted by the Company during the past two years to attract short-term CDs resulting in an increased repricing frequency.  Short-term borrowings interest expense decreased $179,000 as the average balance of such borrowings decreased $23,284,000, while the rate paid declined 72 bp.  Long-term borrowing interest expense decreased $46,000 as the average balance of such borrowings increased slightly, while the average rate decreased 21 bp to 4.22%.  The change in average balance and rate is reflective of various long-term borrowing maturities and acquisitions during 2008.

Interest expense for the six months ended June 30, 2009 decreased $1,659,000 from the same period of 2008.  The reasons noted for the decline in interest expense for the three month period comparison also apply to the six month period.

Interest expense composition for the three and six months ended June 30, 2009 and 2008 was as follows:

	For The Three Months Ended
	June 30, 2009		June 30, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,204	68.7%	$2,551	67.5%	$(347)	(13.6)%
Short-term borrowings	78	2.4	257	6.8	(179)	(69.6)
Long-term borrowings, FHLB	926	28.9	972	25.7	(46)	(4.7)
Total interest expense	$3,208	100.0%	$3,780	100.0%	$(572)	(15.1)%

	For The Six Months Ended
	June 30, 2009		June 30, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$4,209	66.9%	$5,092	64.1%	$(883)	(17.3)%
Short-term borrowings	236	3.8	686	8.6	(450)	(65.6)
Long-term borrowings, FHLB	1,843	29.3	2,169	27.3	(326)	(15.0)
Total interest expense	$6,288	100.0%	$7,947	100.0%	$(1,659)	(20.9)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended June 30, 2009 was 4.36% compared to 4.01% for the corresponding period of 2008.  The increase in the NIM was driven by a 62 bp decline in the rate paid on interest bearing liabilities that more than compensated for a 6 bp decline in the yield on earning assets.  The decrease in earning asset yield is due to the impact on the loan portfolio of the current low rate environment offset in part by an increase in yield for the investment portfolio.  The increase in the investment portfolio yield was driven by a strategic initiative to increase tax equivalent net interest income by purchasing tax-exempt and taxable municipal bonds in anticipation of the decreasing rate environment that has continued to date.  The decrease in the cost of interest bearing liabilities to 2.50% from 3.12% was driven by a reduction in the rate paid on time deposits of 110 bp.  The reduction in the rate paid on time deposits was the result of a shortening of the time deposit portfolio that has resulted in an increasing repricing frequency during this period of decreasing rates.

The NIM for the six months ended June 30, 2009 was 4.42% compared to 3.95% for the same period of 2008.  The impact of the items mentioned in the three month discussion also applies to the six month period.  A 127 bp decline in the rate paid on time deposits served as the foundation for an 84 bp decline in rate paid on deposits, while the FOMC and general market actions affected the yield on earning assets and cost of borrowings.

The following is a schedule of average balances and associated yields for the three and six months ended June 30, 2009 and 2008:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$16,934	$271	6.42%	$8,506	$135	6.31%
All other loans	377,324	6,170	6.56%	358,980	6,157	6.82%
Total loans	394,258	6,441	6.55%	367,486	6,292	6.81%

Taxable investment securities	101,984	1,415	5.55%	105,295	1,480	5.62%
Tax-exempt investment securities	103,848	1,892	7.29%	108,670	1,833	6.75%
Total securities	205,832	3,307	6.43%	213,965	3,313	6.19%

Interest bearing deposits	1,371	—	0.00%	34	—	0.00%

Total interest-earning assets	601,461	9,748	6.52%	581,485	9,605	6.58%

Other assets	55,793			50,186

Total assets	$657,254			$631,671

Liabilities and shareholders’ equity:
Savings	$61,383	81	0.53%	$61,197	115	0.75%
Super Now deposits	56,645	131	0.93%	54,327	183	1.34%
Money market deposits	64,374	367	2.29%	26,803	146	2.17%
Time deposits	224,918	1,625	2.90%	209,539	2,107	4.00%
Total deposits	407,320	2,204	2.17%	351,866	2,551	2.88%

Short-term borrowings	18,035	78	1.73%	41,319	257	2.45%
Long-term borrowings, FHLB	86,778	926	4.22%	85,789	972	4.43%
Total borrowings	104,813	1,004	3.79%	127,108	1,229	3.79%

Total interest-bearing liabilities	512,133	3,208	2.50%	478,974	3,780	3.12%

Demand deposits	73,930			73,485
Other liabilities	10,113			9,095
Shareholders’ equity	61,078			70,117
Total liabilities and shareholders’ equity	$657,254			$631,671

Interest rate spread			4.02%			3.46%
Net interest income/margin		$6,540	4.36%		$5,825	4.01%

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

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$16,420	$538	6.61%	$8,277	$262	6.37%
All other loans	375,687	12,213	6.56%	356,830	12,453	7.02%
Total loans	392,107	12,751	6.56%	365,107	12,715	7.00%

Taxable securities	101,937	2,867	5.63%	103,013	2,923	5.68%
Tax-exempt securities	102,757	3,780	7.36%	111,630	3,691	6.61%
Total securities	204,694	6,647	6.49%	214,643	6,614	6.16%

Interest bearing deposits	700	—	0.00%	19	—	0.00%

Total interest-earning assets	597,501	19,398	6.53%	579,769	19,329	6.69%

Other assets	55,459			49,325

Total assets	$652,960			$629,094

Liabilities and shareholders’ equity:
Savings	$60,517	159	0.53%	$59,880	224	0.75%
Super Now deposits	55,276	260	0.95%	50,347	338	1.35%
Money market deposits	52,888	580	2.21%	25,064	273	2.19%
Time deposits	215,069	3,210	3.01%	200,233	4,257	4.28%
Total Deposits	383,750	4,209	2.21%	335,524	5,092	3.05%

Short-term borrowings	39,641	236	1.19%	46,216	686	2.95%
Other borrowings	86,778	1,843	4.22%	95,661	2,169	4.48%
Total borrowings	126,419	2,079	3.27%	141,877	2,855	3.99%

Total interest-bearing liabilities	510,169	6,288	2.48%	477,401	7,947	3.33%

Demand deposits	72,633			71,864
Other liabilities	9,870			9,280
Shareholders’ equity	60,288			70,459

Total liabilities and shareholders’ equity	$652,960			$629,004
Interest rate spread			4.05%			3.36%
Net interest income/margin		$13,110	4.42%		$11,382	3.95%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2009 and 2008.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2009	2008	2009	2008

Total interest income	$9,013	$8,936	$17,930	$17,984
Total interest expense	3,208	3,780	6,288	7,947

Net interest income	5,805	5,156	11,642	10,037
Tax equivalent adjustment	735	669	1,468	1,345

Net interest income (fully taxable equivalent)	$6,540	$5,825	$13,110	$11,382

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009 vs 2008			2009 vs 2008
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$134	$2	$136	$256	$20	$276
Loans	277	(264)	13	990	(1,230)	(240)
Taxable investment securities	(48)	(17)	(65)	(22)	(34)	(56)
Tax-exempt investment securities	(79)	138	59	(401)	490	89
Interest bearing deposits	—	—	—	—	—	—
Total interest-earning assets	284	(141)	143	823	(754)	69

Interest expense:
Savings deposits	—	(34)	(34)	5	(70)	(65)
Super Now deposits	8	(60)	(52)	56	(134)	(78)
Money market deposits	213	8	221	302	5	307
Time deposits	142	(624)	(482)	550	(1,597)	(1,047)
Short-term borrowings	(65)	(114)	(179)	(50)	(400)	(450)
Long-term borrowings, FHLB	9	(55)	(46)	(200)	(126)	(326)
Total interest-bearing liabilities	307	(879)	(572)	663	(2,322)	(1,659)
Change in net interest income	$(23)	$738	$715	$160	$1,568	$1,728

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2009, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $4,356,000 at December 31, 2008 to $4,377,000 at June 30, 2009.  At June 30, 2009 and December 31, 2008, the allowance for loan losses to total loans was 1.12% and 1.14%, respectively.

The provision for loan losses totaled $186,000 and $312,000 for the three and six months ended June 30, 2009, compared to $60,000 and $120,000 for the same period in 2008.  The amount of the increase in the provision was the result of several factors, including but not limited to, an increase in gross loans of $10,596,000 since December 31, 2008, a ratio of net charge offs to average loans of 0.07% for the six months ended June 30, 2009, a ratio of nonperforming loans to total loans of 0.68%, and a ratio of the allowance for loan losses to nonperforming loans of 164.12% at June 30, 2009.  As noted in the following schedules, there has been an increase in nonperforming loans and net charge-offs over the past year.  The following increases, coupled with the ratios noted previously, dictated an increase in the provision for loan losses: continued uncertainty surrounding the economy and internal loan review and analysis.  The increase did not equate to the increase in charge-offs and nonperforming loans due to the well collateralized status of the nonperforming loans and overall loan portfolio in general, which limits the loan specific allocation of the allowance for loan losses.

Following is a table showing the changes in the allowance for loan losses for the six month periods ended June 30, 2009 and 2008:

(In Thousands)	2009	2008
Balance at beginning of period	$4,356	$4,130
Charge-offs:
Real estate	192	9
Commercial and industrial	64	31
Installment loans to individuals	90	92
Total charge-offs	346	132

Recoveries:
Real estate	8	11
Commercial and industrial	—	37
Installment loans to individuals	47	41
Total recoveries	55	89
Net charge-offs	291	43
Additions charged to operations	312	120
Balance at end of period	$4,377	$4,207
Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	0.01%

Following is a table showing the changes in total nonperforming loans as of:

	Total Nonperforming Loans
		90 Days
(In Thousands)	Nonaccrual	Past Due	Total
06/30/09	$2,089	$578	$2,667
12/31/08	1,476	259	1,735
06/30/08	605	304	909

Loans not included above which are “troubled debt restructurings” as defined in FAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, totaled $31,000 and $214,000 at December 31, 2008 and June 30, 2008; however, there were no troubled debt restructurings at June 30, 2009.

Non-interest Income

Total non-interest income for the three months ended June 30, 2009 compared to the same period in 2008 decreased $2,013,000 to $(392,000) due to a $1,835,000 decrease in net securities gains and losses when comparing the three month periods ended June 30, 2009 and 2008.  Excluding net securities gains and losses, non-interest income for the first quarter of 2009 would have decreased $178,000 compared to the 2008 period.  Deposit service charges were stagnant as overdraft fee income increased $11,000 offsetting a decline in revenue due to customers migrating to no service charge checking accounts that were introduced as part of a customer acquisition and retention program.  Gain on sale of loans decreased $109,000 due primarily from a change in product mix which has resulted in a greater percentage of the fee collected being categorized as other income.  This shift in product mix resulted in other income increasing 8.8% or $48,000.

Insurance commissions for the three months ended June 30, 2009 decreased $139,000 compared to the same period in 2008 due to a softening market and shift in product mix.  Management of The M Group continues to pursue new and build upon current relationships.  The sales call program continues to expand to other financial institutions, which results in additional revenue for The M Group if another sales outlet is added.  However, the addition of another sales outlet for The M Group can take up to a year or more to be completed.

Total non-interest income for the six months ended June 30, 2009 compared to the same period in 2008 decreased $4,703,000.  Excluding net securities gains, non-interest income would have decreased $461,000 compared to the 2008 period.   The decrease in non-interest income for the six month period is the result of the same items noted in the three month discussion.

Non-interest income composition for the three months ended June 30, 2009 and 2008 was as follows:

	For The Three Months Ended
	June 30, 2009		June 30, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$541	(138.0)%	$540	33.3%	$1	0.2%
Securities (losses) gains, net	(2,086)	532.2	(251)	(15.5)	(1,835)	731.1
Bank owned life insurance	112	(28.6)	91	5.6	21	23.1
Gain on sale of loans	103	(26.3)	212	13.1	(109)	(51.4)
Insurance commissions	347	(88.5)	486	30.0	(139)	(28.6)
Other	591	(150.8)	543	33.5	48	8.8
Total non-interest income	$(392)	100.0%	$1,621	100.0%	$(2,013)	(124.2)%

	For The Six Months Ended
	June 30, 2009		June 30, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$1,066	(91.3)%	$1,110	31.4%	$(44)	(4.0)%
Securities (losses) gains, net	(4,455)	381.5	(213)	(6.0)	(4,242)	1,991.5
Bank owned life insurance	274	(23.5)	246	7.0	28	11.4
Gain on sale of loans	221	(18.9)	364	10.3	(143)	(39.3)
Insurance commissions	701	(60.0)	1,066	30.1	(365)	(34.2)
Other	1,025	(87.8)	962	27.2	63	6.5
Total non-interest income	$(1,168)	100.0%	$3,535	100.0%	$(4,703)	(133.0)%

Non-interest Expense

Total non-interest expense increased $374,000 for the three months ended June 30, 2009 compared to the same period of 2008.  The $126,000 increase in salaries and employee benefits was attributable to several items including standard cost of living wage adjustments for employees, increased pension expense, and other benefit costs.  Pennsylvania shares tax increased $67,000 due to the utilization of Pennsylvania Enterprise Zone tax credits from a low income housing partnership during 2008.  Other expenses increased primarily due to normal anticipated inflationary adjustments to ongoing business operating costs in addition to increased FDIC insurance cost, including an industry-wide special assessment.

Total non-interest expense increased $574,000 for the six months ended June 30, 2009 compared to the same period of 2008.  The increase in non-interest expense for the six month period is the result of the same items noted in the three month discussion.

Non-interest expense composition for the three months ended June 30, 2009 and 2008 was as follows:

	For The Three Months Ended
	June 30, 2009		June 30, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,595	53.1%	$2,469	54.7%	$126	5.1%
Occupancy, net	318	6.5	314	7.0	4	1.3
Furniture and equipment	306	6.3	287	6.4	19	6.6
Pennsylvania shares tax	172	3.5	105	2.3	67	63.8
Amortization of investment in limited partnerships	141	2.9	178	3.9	(37)	(20.8)
Other	1,353	27.7	1,158	25.7	195	16.8
Total non-interest expense	$4,885	100.0%	$4,511	100.0%	$374	8.3%

	For The Six Months Ended
	June 30, 2009		June 30, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$5,077	53.3%	$4,920	54.9%	$157	3.2%
Occupancy, net	657	6.9	652	7.3	5	0.8
Furniture and equipment	613	6.4	572	6.4	41	7.2
Pennsylvania shares tax	343	3.6	210	2.3	133	63.3
Amortization of investment in limited partnerships	283	3.0	356	4.0	(73)	(20.5)
Other	2,557	26.8	2,246	25.1	311	13.8
Total non-interest expense	$9,530	100.0%	$8,956	100.0%	$574	6.4%

Provision for Income Taxes

Income taxes decreased $639,000 and $1,347,000 for the three and six months ended June 30, 2009 compared to the same periods of 2008.  The decreases, due to net securities losses of $2,086,00 and $4,455,000, resulted in a tax benefit of $490,000 and $1,039,000 for the three and six months ended June 30, 2009.  Excluding the impact of the net securities gains and losses, the effective tax rate for the three and six months ended June 30, 2009 was 9.02% and 9.36% as compared to 9.52% and 8.07% for the same period of 2008.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $2,066,000 from $16,581,000 at December 31, 2008 to $18,647,000 at June 30, 2009 primarily as a result of the following activities during the six months ended June 30, 2009:

Loans Held for Sale

Activity regarding loans held for sale resulted in loan originations exceeding sale proceeds, less $221,000 in realized gains, by $973,000 for the six months ended June 30, 2009.

Loans

Gross loans increased $10,596,000 since December 31, 2008 due to the increase of commercial related loans, while non-commercial loans remained relatively constant.

The allocation of the loan portfolio, by category, as of June 30, 2009 and December 31, 2008 is presented below:

	June 30, 2009		December 31, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial and agricultural	$43,906	11.2%	$40,602	10.6%	$3,304	8.1%
Real estate mortgage:
Residential	175,982	44.9	177,406	46.5	(1,424)	(0.8)
Commercial	143,204	36.5	136,158	35.7	7,046	5.2
Construction	18,005	4.6	15,838	4.2	2,167	13.7
Installment loans to individuals	11,962	3.1	12,487	3.3	(525)	(4.2)
Less: Net deferred loan fees	985	(0.3)	1,013	(0.3)	(28)	(2.8)
Gross loans	$392,074	100.0%	$381,478	100.0%	$10,596	2.8%

The allocation of the loan portfolio, by delinquency status, as of June 30, 2009 and December 31, 2008 is presented below:

	June 30, 2009
			Past Due
			90 Days
		Past Due	Or More
		30 To 90	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$43,419	$353	$94	$40	$43,906
Real estate mortgage:
Residential	171,800	3,042	337	803	175,982
Commercial	140,875	1,565	120	644	143,204
Construction	17,270	186	—	549	18,005
Installment loans to individuals	11,631	251	27	53	11,962
	384,995	$5,397	$578	$2,089	393,059
Less: Net deferred loan fees	985				985
Allowance for loan losses	4,377				4,377
Loans, net	$379,633				$387,697

	Decmeber 31, 2008
			Past Due
			90 Days
		Past Due	Or More
		30 To 90	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$40,006	$517	$—	$79	$40,602
Real estate mortgage:
Residential	170,011	6,582	223	590	177,406
Commercial	134,647	775	—	736	136,158
Construction	15,652	167	—	19	15,838
Installment loans to individuals	12,053	346	36	52	12,487
	372,369	$8,387	$259	$1,476	382,491
Less: Net deferred loan fees	1,013				1,013
Allowance for loan losses	4,356				4,356
Loans, net	$367,000				$377,122

The recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, amounted to $6,597,000 at June 30, 2009, compared to $5,042,000 at December 31, 2008.  The valuation allowance related to impaired loans amounted to $553,000 at June 30, 2009 and $166,000 at December 31, 2008.  The increase in impaired loans and valuation allowance is primarily from a few commercial relationships.

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

Investments

The estimated fair value of the investment securities portfolio at June 30, 2009 has decreased $375,000 since December 31, 2008.  The change is primarily due to a reduction in agency securities caused by normal principal payments as the cash flows have not been fully reinvested back into the portfolio.  The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 90% of the debt securities portfolio is currently rated A or higher by either S&P or Moody’s.

The Company considers various factors, which include examples from applicable accounting guidance, when analyzing the available for sale portfolio for possible other than temporary impairment.  The Company primarily considers the following factors in its analysis: length of time and severity of the market value being less than carrying value, reduction of dividend paid (equities), continued payment of dividend/interest, credit rating, and financial condition of an issuer, intent and ability to hold until anticipated recovery (which may be maturity), and general outlook for the economy, specific industry, and entity in question.

The bond portion of the portfolio review is conducted with emphases on several factors.  Continued payment of principal and interest is given primary importance with credit rating and financial condition of the issuer following as the next most important.  Credit ratings were reviewed with the ratings of the bonds being satisfactory.  Those that were not currently rated were discussed with a third party and/or underwent an internal financial review.  The Company also monitors whether each of the investments incurred a decline in market value from carrying value of at least 20% for twelve consecutive months or a similar decline of at least 50% for three consecutive months.  Each bond is reviewed to determine whether it is a general obligation bond, which is backed by the credit and taxing power of the issuing jurisdiction, or revenue bond, which is only payable from specified revenues.  Based on the review undertaken by the Company and the intent and ability to hold the bonds until anticipated recovery (which may be maturity) the Company determined that the decline in value of the various bond holdings were deemed to be temporary and were the result of the general market downturns and interest rate/yield curve changes, not credit issues.  Consistent with the Company’s review of the portfolio as a whole, the intent and ability to hold such bonds until anticipated recovery and the fact that almost all of such bonds are general obligation bonds, the Company determined that the decline in the value of these bond holdings were deemed to be temporary.

The equity portfolio continues to feel the effects of the economic turbulence that is affecting the financial sector.  This sector of the portfolio, as of June 30, 2009, held $691,000 in unrealized losses on an amortized cost basis of $11,994,000.  The amount of the declines has caused several of our equity holdings to be deemed other than temporarily impaired resulting in a write down in value of these holdings of $2,251,000 and $4,584,000 for the three and six months ended June 30, 2009.  Certain positions may be liquidated, in whole or part, through the balance of 2009 so that the losses can be carried back for tax purposes and offset against gains that have been recognized over the past several years.

The equity portion of the portfolio, which is invested entirely in financial institutions, is reviewed for possible other than temporary impairment in a similar manner to the bond portfolio with greater emphasis placed on the length of time the market value has been less than the carrying value and financial sector outlook.  The Company also reviews dividend payment activities and, in the case of financial institutions, whether or not such issuer was participating in the TARP Capital Purchase Program.  The starting point for the equity analysis is the length and severity of a market price decline.  The Company monitors two primary measures: 20% decline for twelve consecutive months and 50% decline for three consecutive months in market value from carrying value.

The amortized cost of investment securities and their estimated fair values at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$40,968	$1,690	$—	$42,658
State and political securities	143,057	323	(10,713)	132,667
Other debt securities	21,463	596	(1,211)	20,848
Total debt securities	205,488	2,609	(11,924)	196,173
Equity securities	11,994	425	(691)	11,728
Total investment securities AFS	$217,482	$3,034	$(12,615)	$207,901

Held to maturity (HTM)
U.S. Government and agency securities	$9	$1	$—	$10
Other debt securities	101	—	—	101
Total investment securities HTM	$110	$1	$—	$111

	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$46,452	$1,134	$—	$47,586
State and political securities	142,258	348	(10,764)	131,842
Other debt securities	15,970	649	(1,065)	15,554
Total debt securities	204,680	2,131	(11,829)	194,982
Equity securities	16,429	225	(3,385)	13,269
Total investment securities AFS	$221,109	$2,356	$(15,214)	$208,251

Held to maturity (HTM)
U.S. Government and agency securities	$10	$1	$—	$11
Other debt securities	125	—	—	125
Total investment securities HTM	$135	$1	$—	$136

The distribution of credit ratings by amortized cost and estimated fair values for the debt security portfolio at June 30, 2009 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
		Estimated		Estimated		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available for sale (AFS)
U.S. Government and agency securities	$40,968	$42,658	$—	$—	$—	$—	$—	$—	$40,968	$42,658
State and political securities	124,873	116,525	11,619	10,355	—	—	6,565	5,787	143,057	132,667
Other debt securities	19,442	19,061	1,010	798	50	37	961	952	21,463	20,848
Total debt securities AFS	$185,283	$178,244	$12,629	$11,153	$50	$37	$7,526	$6,739	$205,488	$196,173

Held to maturity (HTM)
U.S. Government and agency securities	$9	$10	$—	$—	$—	$—	$—	$—	$9	$10
Other debt securities	101	101	—	—	—	—	—	—	101	101
Total debt securities HTM	$110	$111	$—	$—	$—	$—	$—	$—	$110	$111

Financing Activities

Deposits

Total deposits increased 17.5% or $73,633,000 from December 31, 2008 to June 30, 2009.  The growth was led by a 100.1% or $35,900,000 increase in money market deposits from December 31, 2008 to June 30, 2009.  The increase in core deposits (deposits less time deposits) of 18.6% or $41,829,000 has provided relationship driven funding for the loan portfolio, while also reducing the utilization of FHLB borrowings.  The increase in deposits is the result of a deposit gathering program coupled with customers coming back to their hometown bank in the wake of the economic turbulence.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2009		December 31, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$74,509	15.1%	$76,035	18.0%	$(1,526)	(2.0)%
NOW accounts	58,020	11.7	53,821	12.8	4,199	7.8
Money market deposits	71,748	14.5	35,848	8.5	35,900	100.1
Savings deposits	61,924	12.5	58,668	13.9	3,256	5.5
Time deposits	228,800	46.2	196,996	46.8	31,804	16.1
Total deposits	$495,001	100.0%	$421,368	100.0%	$73,633	17.5%

Borrowed Funds

Total borrowed funds decreased 36.7% or $59,066,000 to $101,658,000 at June 30, 2009 compared to $160,724,000 at December 31, 2008.  The decrease in borrowed funds is primarily the result of growth in deposits as part of the previously discussed deposit gathering campaigns that were utilized to provide loan portfolio funding and to reduce the level of total borrowings.  FHLB repurchase agreements were utilized as their structure allowed for a reduction in interest expense, while providing the ability to reduce the borrowings at our discretion as deposit levels increased.

	June 30, 2009		December 31, 2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$61,013	38.0%	$(61,013)	(100.0)%
Securities sold under agreement to repurchase	14,880	14.6	12,933	8.0	1,947	15.1
Total short-term borrowings	14,880	14.6%	73,946	46.0%	(59,066)	(79.9)

Long-term borrowings, FHLB	86,778	85.4	86,778	54.0	—	—
Total borrowed funds	$101,658	100.0%	$160,724	100.0%	$(59,066)	(36.7)%

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

Capital ratios as of June 30, 2009 and December 31, 2008 were as follows:

	2009		2008
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)

Actual	$66,175	15.2%	$66,891	16.0%
For Capital Adequacy Purposes	34,788	8.0	33,410	8.0
To Be Well Capitalized	43,485	10.0	41,763	10.0

Tier I Capital
(to Risk-weighted Assets)

Actual	$61,798	14.2%	$62,540	15.0%
For Capital Adequacy Purposes	17,394	4.0	16,705	4.0
To Be Well Capitalized	26,091	6.0	25,058	6.0

Tier I Capital
(to Average Assets)

Actual	$61,798	9.4%	$62,540	9.7%
For Capital Adequacy Purposes	26,329	4.0	25,773	4.0
To Be Well Capitalized	32,912	5.0	32,216	5.0

Liquidity; Interest Rate Sensitivity and Market Risk

The asset/liability committee addresses the liquidity needs of the Company to ensure that sufficient funds are available to meet credit demands and deposit withdrawals as well as to the placement of available funds in the investment portfolio.  In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

The following liquidity measures are monitored for compliance and were within the limits cited at June 30, 2009:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $196,482,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $13,101,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $86,778,000 as of June 30, 2009.

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

The Company currently maintains a GAP position of being liability sensitive.  The Company has strategically taken this position as it has decreased the duration of the time deposit portfolio, while continuing to maintain a primarily fixed rate earning asset portfolio with a duration greater than the liabilities utilized to fund earning assets.  Lengthening of the liability portfolio coupled with the addition of limited short-term assets is being undertaken.  These actions are expected to reduce, but not eliminate, the liability sensitive structure of the balance sheet.

A market value at risk calculation is utilized to monitor the effects of interest rate changes on the Company’s balance sheet and more specifically shareholders equity.  The Company does not manage the balance sheet structure in order to maintain compliance with this calculation.  The calculation serves as a guideline with greater emphases placed on interest rate sensitivity.  Changes to calculation results from period to period are reviewed as changes in results could be a signal of future events.  As of the most recent analysis, the results of the market value at risk calculation were outside of established guidelines due to the strategic direction being taken.

Interest Rate Sensitivity

In this analysis the Company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner.  Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities.

The following is a rate shock forecast for the twelve month period ended December 31, 2009 assuming a static balance sheet as of December 31, 2008.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200
Net interest income	$21,415	$21,606	$21,407	$20,954	$20,497
Change from static	8	199	—	(453)	(910)
Percent change from static	0.04%	0.93%	—	-2.12%	-4.25%

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

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.       Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month #1 (April 1 - April 30, 2009)	—	—	—	—

Month #2 (May 1 - May 31, 2009)	—	—	—	—

Month #3 (June 1 - June 30, 2009)	—	—	—	—

On April 28, 2009, the Board of Directors extended the previously approved authorization to repurchase up to 197,000 shares, or approximately 5%, of the outstanding shares of the Company for an additional year to April 30, 2010.  To date, there have been 118,656 shares repurchased under this plan.

Item 3.          Defaults Upon Senior Securities

None

Item 4.          Submission of Matters to a Vote of Security Holders

Penns Woods Bancorp, Inc.’s annual meeting of the shareholders was held on April 29, 2009.  The results of the items voted on are listed below:

Issue	Description	For	Withhold
1.	Election of Directors for a Three Year Term

	Leroy H. Keiler, III	2,913,359	62,278
	James E. Plummer	2,853,717	121,920
	Hubert A. Valencik	2,856,984	118,653

Issue	Description	For	Against	Abstain
2.	Ratification of S.R. Snodgrass, A.C., Certified Public Accountants as independent auditors	2,913,135	52,048	10,454

Item 5.          Other Information

None

Item 6.          Exhibits

(3)	(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
(3)	(ii)	Bylaws of the Registrant’s as presently in effect (incorporated by reference to Exhibit 3(ii) of the Registrant’s Current Report on Form 8-K filed June 17, 2005).
(31)	(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31)	(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
(32)	(i)	Section 1350 Certification of Chief Executive Officer.
(32)	(ii)	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	August 10, 2009	/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2009	/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer