Form 10-Q
period 2009-09-30
PENNS WOODS BANCORP INC
filed 2009-11-09
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2009.

☐	Transition report pursuant to Section 13 or 15 (d) of the Exchange Act for the

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

On November 4, 2009 there were 3,833,764 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET

 (UNAUDITED)

(In Thousands, Except Share Data)	September 30,	December 31,
	2009	2008

ASSETS
Noninterest-bearing balances	$12,633	$16,563
Interest-bearing deposits in other financial institutions	30	18
Total cash and cash equivalents	12,663	16,581

Investment securities, available for sale, at fair value	219,404	208,251
Investment securities held to maturity (fair value of $111 and $136)	110	135
Loans held for sale	5,403	3,622
Loans	400,825	381,478
Less: Allowance for loan losses	4,478	4,356
Loans, net	396,347	377,122
Premises and equipment, net	7,791	7,865
Accrued interest receivable	3,515	3,614
Bank-owned life insurance	15,023	14,546
Investment in limited partnerships	5,040	4,727
Goodwill	3,032	3,032
Deferred tax asset	6,907	10,879
Other assets	3,450	2,429
TOTAL ASSETS	$678,685	$652,803

LIABILITIES
Interest-bearing deposits	$414,493	$345,333
Noninterest-bearing deposits	75,569	76,035
Total deposits	490,062	421,368

Short-term borrowings	21,440	73,946
Long-term borrowings, Federal Home Loan Bank (FHLB)	86,778	86,778
Accrued interest payable	1,191	1,317
Other liabilities	8,675	8,367
TOTAL LIABILITIES	608,146	591,776

SHAREHOLDERS’ EQUITY
Common stock, par value $8.33, 10,000,000 shares authorized; 4,012,519 and 4,010,528 shares issued	33,437	33,421
Additional paid-in capital	17,995	17,959
Retained earnings	26,481	28,177
Accumulated other comprehensive gain (loss):
Net unrealized gain (loss) on available for sale securities	2,670	(8,486)
Defined benefit plan	(3,780)	(3,780)
Less: Treasury stock at cost, 179,028 and 179,028 shares	(6,264)	(6,264)
TOTAL SHAREHOLDERS’ EQUITY	70,539	61,027
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$678,685	$652,803

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

(In Thousands, Except Per Share Data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

INTEREST AND DIVIDEND INCOME
Loans including fees	$6,457	$6,311	$19,025	$18,936
Investment securities:
Taxable	1,368	1,391	4,105	3,857
Tax-exempt	1,253	1,205	3,748	3,641
Dividend and other interest income	35	201	165	658
TOTAL INTEREST AND DIVIDEND INCOME	9,113	9,108	27,043	27,092

INTEREST EXPENSE
Deposits	2,148	2,410	6,357	7,502
Short-term borrowings	82	310	318	996
Long-term borrowings, FHLB	938	875	2,781	3,044
TOTAL INTEREST EXPENSE	3,168	3,595	9,456	11,542

NET INTEREST INCOME	5,945	5,513	17,587	15,550

PROVISION FOR LOAN LOSSES	270	110	582	230

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,675	5,403	17,005	15,320

NON-INTEREST INCOME
Service charges	553	594	1,619	1,704
Securities losses, net	(507)	(1,504)	(4,962)	(1,717)
Earnings on bank-owned life insurance	144	121	418	367
Gain on sale of loans	305	314	526	678
Insurance commissions	287	416	988	1,482
Other	599	531	1,624	1,493
TOTAL NON-INTEREST INCOME	1,381	472	213	4,007

NON-INTEREST EXPENSE
Salaries and employee benefits	2,588	2,355	7,665	7,275
Occupancy, net	299	315	956	967
Furniture and equipment	293	304	906	876
Pennsylvania shares tax	171	105	514	315
Amortization of investment in limited partnerships	142	178	425	534
Other	1,604	1,194	4,161	3,440
TOTAL NON-INTEREST EXPENSE	5,097	4,451	14,627	13,407

INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	1,959	1,424	2,591	5,920
INCOME TAX (BENEFIT) PROVISION	37	(128)	(1,002)	180
NET INCOME	$1,922	$1,552	$3,593	$5,740

EARNINGS PER SHARE - BASIC	$0.50	$0.40	$0.94	$1.49

EARNINGS PER SHARE - DILUTED	$0.50	$0.40	$0.94	$1.49

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,833,131	3,855,348	3,832,471	3,865,317

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,833,305	3,855,458	3,832,555	3,865,463

DIVIDENDS PER SHARE	$0.46	$0.46	$1.38	$1.38

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In Thousands, Except Per Share Data)					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY
Balance, December 31, 2008	4,010,528	$33,421	$17,959	$28,177	$(12,266)	$(6,264)	$61,027

Comprehensive income:
Net income				3,593			3,593
Other comprehensive income					11,156		11,156
Dividends declared ($1.38 per share)				(5,289)			(5,289)
Common shares issued for employee stock purchase plan	1,991	16	36				52
Balance, September 30, 2009	4,012,519	$33,437	$17,995	$26,481	$(1,110)	$(6,264)	$70,539

(In Thousands, Except Per Share Data)					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
	SHARES	AMOUNT	CAPITAL	EARNINGS	LOSS	STOCK	EQUITY
Balance, December 31, 2007	4,006,934	$33,391	$17,888	$27,707	$(3,534)	$(4,893)	$70,559

Cumulative effect of change in accounting for postretirement benefits				(437)			(437)
Comprehensive loss:
Net income				5,740			5,740
Other comprehensive loss					(10,188)		(10,188)
Dividends declared, ($1.38 per share)				(5,330)			(5,330)
Stock options exercised	330	3	8				11
Common shares issued for employee stock purchase plan	2,282	19	48				67
Purchase of treasury stock (27,726 shares)						(861)	(861)
Balance, Semptember 30, 2008	4,009,546	$33,413	$17,944	$27,680	$(13,722)	$(5,754)	$59,561

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

 (UNAUDITED)

(In Thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008

Net Income		$1,922		$1,552		$3,593		$5,740
Other comprehensive income (loss):
Change in net unrealized gains (losses) on available for sale securities	13,119		(8,301)		11,941		(17,153)
Less: Reclassification adjustment for net losses included in net income	(507)		(1,504)		(4,962)		(1,717)
Other comprehensive income (loss) before tax expense (benefit)		13,626		(6,797)		16,903		(15,436)
Income tax expense (benefit) related to other comprehensive income (loss)		4,633		(2,311)		5,747		(5,248)
Other comprehensive income (loss), net of tax		8,993		(4,486)		11,156		(10,188)
Comprehensive income (loss)		$10,915		$(2,934)		$14,749		$(4,448)

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(In Thousands)	Nine Months Ended
	September 30,
	2009	2008

OPERATING ACTIVITIES
Net Income	$3,593	$5,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	541	490
Provision for loan losses	582	230
Accretion and amortization of investment security discounts and premiums	(1,052)	(982)
Securities losses, net	4,962	1,717
Originations of loans held for sale	(24,448)	(31,276)
Proceeds of loans held for sale	23,193	31,181
Gain on sale of loans	(526)	(678)
Earnings on bank-owned life insurance	(418)	(367)
Other, net	(1,169)	(1,445)
Net cash provided by operating activities	5,258	4,610
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	5,377	39,994
Proceeds from calls and maturities	7,596	5,905
Purchases	(10,963)	(49,733)
Investment securities held to maturity:
Proceeds from calls and maturities	25	179
Net increase in loans	(20,728)	(11,458)
Acquisition of bank premises and equipment	(467)	(1,551)
Proceeds from the sale of foreclosed assets	—	79
Purchase of bank-owned life insurance	(59)	(715)
Investment in limited partnership	(738)	—
Proceeds from redemption of regulatory stock	—	3,663
Purchases of regulatory stock	(170)	(2,802)
Net cash used for investing activities	(20,127)	(16,439)
FINANCING ACTIVITIES
Net increase in interest-bearing deposits	69,160	42,634
Net decrease in noninterest-bearing deposits	(466)	(1,085)
Proceeds of long-term borrowings, FHLB	—	10,000
Repayment of long-term borrowings, FHLB	—	(29,600)
Net decrease in short-term borrowings	(52,506)	(6,886)
Dividends paid	(5,289)	(5,330)
Issuance of common stock	52	67
Stock options exercised	—	11
Purchase of treasury stock	—	(861)
Net cash provided by financing activities	10,951	8,950
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,918)	(2,879)
CASH AND CASH EQUIVALENTS, BEGINNING	16,581	15,433
CASH AND CASH EQUIVALENTS, ENDING	$12,663	$12,554

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$9,582	$11,915
Income taxes paid	1,175	1,425
Transfer of loans to foreclosed real estate	921	297

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

Note 2. Recent Accounting Pronouncements

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures.  This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  The adoption of this new guidance did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The adoption of this new guidance did not have a material impact on the Company’s financial position.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the interim reporting period ending September 30, 2009.  The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  This accounting standard was subsequently codified into ASC Topic 860.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)). Under FASB’s Codification at ASC 105-10-65-1-d, FAS No. 167 will remain authoritative until integrated into the FASB Codification.  This statement prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  The Company is currently evaluating the impact of this standard on the Company’s financial condition, results of operations, and disclosures.

Note 3. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share.  Net income as presented on the consolidated statement of income will be used as the numerator.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive per share computation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Weighted average common shares issued	4,012,159	4,009,070	4,011,499	4,008,094

Average treasury stock shares	(179,028)	(153,722)	(179,028)	(142,777)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,833,131	3,855,348	3,832,471	3,865,317

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	174	110	84	146

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,833,305	3,855,458	3,832,555	3,865,463

Options to purchase 990 shares of common stock at a strike price of $31.82 and 990 shares at a strike price of $24.72 were outstanding during the three and nine months ended September 30, 2009.   The average market price of the company’s stock was $32.62 and $28.41 for the three and nine months ended September 30, 2009.  Options to purchase 8,273 and 9,593 shares of common stock were outstanding during the three and nine months ended September 30, 2008 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price being greater than the average market price for the three and nine months ended September 30, 2008.

Note 4.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2008.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three and nine months ended September 30, 2009 and 2008, respectively:

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Service cost	$136	$137	$408	$410
Interest cost	170	152	510	456
Expected return on plan assets	(127)	(161)	(381)	(481)
Amortization of transition obligation	(1)	(1)	(2)	(2)
Amortization of prior service cost	6	6	19	19
Amortization of net loss	85	14	254	42
Net periodic cost	$269	$147	$808	$444

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2008, that it expected to contribute a minimum of $325,000 to its defined benefit plan in 2009.  As of September 30, 2009, there were contributions of $662,000 made to the plan.  The Company expects to contribute a minimum of $143,000 to the defined benefit plan during the remaining period of 2009.

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2009 and December 31, 2008:

(In Thousands)	September 30,	December 31,
	2009	2008
Commitments to extend credit	$82,526	$85,871
Standby letters of credit	1,524	841

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

Note 7.  Employee Stock Purchase Plan

The Company maintains the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company. The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the nine months ended September 30, 2009 and 2008, there were 1,991 and 2,282 shares issued under the plan, respectively.

Note 8.  Fair Value Measurements

The Company adopted FASB ASC Topic 820 “Fair Value Measurements and Disclosures” effective January 1, 2008, which provides a framework for measuring fair value under GAAP.

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FASB ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of September 30, 2009 and December 31, 2008, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(In Thousands)	September 30, 2009
	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$12,075	$207,329	$—	$219,404

(In Thousands)	December 31, 2008
	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment Securities, available-for-sale	$13,269	$194,982	$—	$208,251

The following table presents the assets reported on the balance sheet at their fair value on a non-recurring basis as of September 30, 2009 and December 31, 2008, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(In Thousands)	September 30, 2009
	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$6,802	$—	$6,802

(In Thousands)	December 31, 2008
	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$4,876	$—	$4,876

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

The estimated fair values of the Company’s financial instruments are as follows at September 30, 2009 and December 31, 2008:

(In Thousands)	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$12,663	$12,663	$16,581	$16,581
Investment securities:
Available for sale	219,404	219,404	208,251	208,251
Held to maturity	110	111	135	136
Loans held for sale	5,403	5,403	3,622	3,622
Loans, net	396,347	403,527	377,122	380,771
Bank-owned life insurance	15,023	15,023	14,546	14,546
Accrued interest receivable	3,515	3,515	3,614	3,614

Financial liabilities:
Interest-bearing deposits	$414,493	$417,427	$345,333	$347,657
Noninterest-bearing deposits	75,569	75,569	76,035	76,035
Short-term borrowings	21,440	21,440	73,946	73,946
Long-term borrowings, FHLB	86,778	89,932	86,778	88,188
Accrued interest payable	1,191	1,191	1,317	1,317

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of September 30, 2009 and December 31, 2008.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the estimated fair value of off-balance sheet items at September 30, 2009 and December 31, 2008.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 5.

Note 10.  Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB.  At September 30, 2009, the Bank held $7,271,300 in stock of the FHLB, which was in compliance with this requirement.

The Company evaluated its holding of FHLB stock for impairment and deemed the stock to not be impaired due to the expected recoverability of the par value, which equals the value reflected within the Company’s financial statements.  The decision was based on several items ranging from the estimated true economic losses embedded within the FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating.  The Company utilizes the impairment framework outlined in GAAP to evaluate FHLB stock for impairment.

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

Based on its analysis of these factors, the Company determined that its holding of FHLB stock was not impaired on September 30, 2009.

Note 11. Investment Securities

The amortized cost and estimated fair values of investment securities at September 30, 2009 and December 31, 2008 are as follows:

(In Thousands)	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$38,518	$2,099	$—	$40,617
State and political securities	144,464	4,351	(4,160)	144,655
Other debt securities	21,111	1,287	(341)	22,057
Total debt securities	204,093	7,737	(4,501)	207,329
Equity securities	11,266	1,005	(196)	12,075
Total investment securities AFS	$215,359	$8,742	$(4,697)	$219,404

Held to maturity (HTM)
U.S. Government and agency securities	$9	$1	$—	$10
Other debt securities	101	—	—	101
Total investment securities HTM	$110	$1	$—	$111

(In Thousands)	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$46,452	$1,134	$—	$47,586
State and political securities	142,258	348	(10,764)	131,842
Other debt securities	15,970	649	(1,065)	15,554
Total debt securities	204,680	2,131	(11,829)	194,982
Equity securities	16,429	225	(3,385)	13,269
Total investment securities AFS	$221,109	$2,356	$(15,214)	$208,251

Held to maturity (HTM)
U.S. Government and agency securities	$10	$1	$—	$11
Other debt securities	125	—	—	125
Total investment securities HTM	$135	$1	$—	$136

The following tables show the Company’s gross unrealized losses and estimated fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008.

(In Thousands)	September 30, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	700	35	38,818	4,125	39,518	4,160
Other debt securities	—	—	3,968	341	3,968	341
Total debt securities	700	35	42,786	4,466	43,486	4,501
Equity securities	743	122	500	74	1,243	196
Total	$1,443	$157	$43,286	$4,540	$44,729	$4,697

(In Thousands)	December 31, 2008
	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	48,388	4,378	67,412	6,386	115,800	10,764
Other debt securities	6,341	451	2,012	614	8,353	1,065
Total debt securities	54,729	4,829	69,424	7,000	124,153	11,829
Equity securities	164	80	5,364	3,305	5,528	3,385
Total	$54,893	$4,909	$74,788	$10,305	$129,681	$15,214

At September 30, 2009 there were a total of 10 and 115 individual securities that were in a continuous unrealized loss position for less than twelve months and greater than twelve months, respectively.

The Company reviews its position quarterly and has asserted that at September 30, 2009, the declines outlined in the above table represent temporary declines and the Company does have the intent and ability either to hold those securities to maturity or to allow a market recovery.  There were 125 positions that were temporarily impaired at September 30, 2009.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and estimated fair value of debt securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$25	$25	$25	$25
Due after one year to five years	11,228	12,001	76	76
Due after five years to ten years	1,142	1,165	—	—
Due after ten years	191,698	194,138	9	10
Total	$204,093	$207,329	$110	$111

Total gross proceeds from sales of securities available for sale were $5,377,000 and $39,994,000, for September 30, 2009 and 2008, respectively.  The following table represents gross realized gains and losses on those transactions:

(In Thousands)	September 30,	September 30,
	2009	2008
Gross realized gains:
U.S. Government and agency securities	$—	$253
State and political securities	—	235
Other debt securities	180	—
Equity securities	21	486
Total gross realized gains	$201	$974

Gross realized losses:
U.S. Government and agency securities	$—	$36
State and political securities	—	204
Other debt securities	165	232
Equity securities	4,998	2,219
Total gross realized losses	$5,163	$2,691

Gross realized losses for the equity securities portfolio include impairment charges of $4,614,000 and $2,425,000 for the nine months ended September 30, 2009 and 2008, respectively.

Note 12. Loans

The allocation of the loan portfolio, by delinquency status, as of September 30, 2009 and December 31, 2008 is presented below:

	(In Thousands)	September 30, 2009
				Past Due
				90 Days
			Past Due	Or More
			30 To 90	& Still	Non-
		Current	Days	Accruing	Accrual	Total
	Commercial and agricultural	$46,801	$412	$—	$1	$47,214
	Real estate mortgage:
	Residential	170,233	2,790	1,209	502	174,734
	Commercial	143,893	4,779	245	341	149,258
	Construction	15,400	27	2,898	556	18,881
	Installment loans to individuals	11,435	200	44	48	11,727
		387,762	$8,208	$4,396	$1,448	401,814
Less:	Net deferred loan fees	989				989
	Allowance for loan losses	4,478				4,478
	Loans, net	$382,295				$396,347

	(In Thousands)	Decmeber 31, 2008
			Past Due
			90 Days
		Past Due	Or More
		30 To 90	& Still	Non-
		Current	Days	Accruing	Accrual	Total
	Commercial and agricultural	$40,006	$517	$—	$79	$40,602
	Real estate mortgage:
	Residential	170,011	6,582	223	590	177,406
	Commercial	134,647	775	—	736	136,158
	Construction	15,652	167	—	19	15,838
	Installment loans to individuals	12,053	346	36	52	12,487
		372,369	$8,387	$259	$1,476	382,491
Less:	Net deferred loan fees	1,013				1,013
	Allowance for loan losses	4,356				4,356
	Loans, net	$367,000				$377,122

The recorded investment in loans for which impairment has been recognized amounted to $6,802,000 at September 30, 2009, compared to $5,042,000 at December 31, 2008.  The valuation allowance related to impaired loans amounted to $536,000 at September 30, 2009 and $166,000 at December 31, 2008.  The increase in impaired loans and valuation allowance is primarily from a few commercial relationships.

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

Note 13. Subsequent Events

The Company assessed events occurring subsequent to September 30, 2009 through November 9, 2009 for potential recognition and disclosure in the consolidated financial statements.  No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on November 9, 2009.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2009 and 2008

Summary Results

Net income for the three months ended September 30, 2009 was $1,922,000 compared to $1,552,000 for the same period of 2008 as after-tax securities losses decreased $658,000 (from a loss of $993,000 to a loss of $335,000).  Included within the change in after-tax securities losses was an other than temporary impairment charge relating to certain equity securities held in the investment portfolio of $30,000. Basic and diluted earnings per share for the three months ended September 30, 2009 were $0.50 compared to $0.40 for the three months ended September 30, 2008.  Return on average assets and return on average equity were 1.15% and 12.08% for the three months ended September 30, 2009 compared to 0.98% and 9.43% for the corresponding period of 2008.  Net income from core operations (“operating earnings”) decreased to $2,257,000 for the three months ended September 30, 2009 compared to $2,545,000 for the same period of 2008.  Operating earnings per share for the three months ended September 30, 2009 were $0.59 basic and dilutive compared to $0.66 basic and dilutive for the three months ended September 30, 2008.

The nine months ended September 30, 2009 generated net income of $3,593,000 compared to $5,740,000 for the same period of 2008.  Comparable results were impacted by an increase in after-tax securities losses of $2,142,000 (from a loss of $1,133,000 to a loss of $3,275,000). Earnings per share, basic and diluted, for the nine months ended September 30, 2009 were $0.94 as compared to $1.49 for the comparable period of 2008.  Return on average assets and return on average equity were 0.73% and 7.80% for the nine months ended September 30, 2009 compared to 1.21% and 11.10% for the corresponding period of 2008.  Operating earnings remained stable at $6,868,000 for the nine months ended September 30, 2009 compared to $6,873,000 for the comparable period of 2008, resulting in basic and dilutive operating earnings per share increasing to $1.79 from $1.78 for the nine month periods ended September 30, 2009 and 2008, respectively.

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

Reconciliation of GAAP and non-GAAP Income

(In Thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
GAAP net income	$1,922	$1,552	$3,593	$5,740
Securities losses, net of tax	(335)	(993)	(3,275)	(1,133)
Non-GAAP operating earnings	$2,257	$2,545	$6,868	$6,873

Interest and Dividend Income

Interest and dividend income for the three months ended September 30, 2009 remained stable at $9,113,000 compared to $9,108,000 for the same period of 2008.  The increase in interest income was the result of an increase in loan interest of $146,000 which offset the decline in investment securities income of $141,000.  The increase in loan interest is the result of growth in the average gross loan portfolio of $25,843,000.  The growth offset a decline in the average taxable equivalent yield of 27 basis points (“bp”) caused by the low interest rate environment that has existed over the past year.   Dividend income decreased as a direct result of the current status of the economy that has caused many of the issuers of equity holdings in our portfolio to decrease or suspend their dividend.  In addition, the Federal Home Loan Bank of Pittsburgh (“FHLB”) has suspended payment of dividends on shares of its common stock, which resulted in a decrease of approximately $81,000 in dividend income for the third quarter of 2009 compared to 2008.  On a taxable equivalent basis, total interest income increased $74,000 due to volume increases that offset the decline in yield.

During the nine months ended September 30, 2009, interest and dividend income was $27,043,000, a decrease of $49,000 over the same period in 2008.  Interest income on the loan portfolio increased $89,000 as the growth in the portfolio countered a 38 bp decline in average yield.  The investment portfolio interest income was negatively impacted by approximately $240,000 due to the suspension of FHLB dividends which resulted in total interest income from investment securities decreasing $138,000 from the comparable period of 2008.  Tax-equivalent interest income increased $144,000 due to an overall increase in earning assets of $21,368,000, and a shift in the earning asset portfolio towards loans from investments.

Interest and dividend income composition for the three and nine months ended September 30, 2009 and 2008 was as follows:

(In Thousands)	For The Three Months Ended
	September 30, 2009		September 30, 2008		Change
	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,457	70.9%	$6,311	69.3%	$146	2.3%
Investment securities:
Taxable	1,368	15.0	1,391	15.3	(23)	(1.7)
Tax-exempt	1,253	13.7	1,205	13.2	48	4.0
Dividend and other interest income	35	0.4	201	2.2	(166)	(82.6)
Total interest and dividend income	$9,113	100.0%	$9,108	100.0%	$5	0.1%

(In Thousands)	For The Nine Months Ended
	September 30, 2009		September 30, 2008		Change
	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$19,025	70.4%	$18,936	69.9%	$89	0.5%
Investment securities:
Taxable	4,105	15.2	3,857	14.2	248	6.4
Tax-exempt	3,748	13.9	3,641	13.5	107	2.9
Dividend and other interest income	165	0.5	658	2.4	(493)	(74.9)
Total interest and dividend income	$27,043	100.0%	$27,092	100.0%	$(49)	(0.2)%

Interest Expense

Interest expense for the three months ended September 30, 2009 decreased $427,000 to $3,168,000 compared to $3,595,000 for the same period of 2008.  The decreased expense of $262,000 associated with deposits is primarily the result of a reduction of 86 bp in rates paid on time deposits.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) interest rate actions and campaigns conducted by the Company during the past two years to attract short-term CDs resulting in an increased repricing frequency.  Short-term borrowings interest expense decreased $228,000 as the average balance of such borrowings decreased $35,758,000, while the rate paid declined 25 bp.  Long-term borrowing interest expense increased $63,000 as the average balance of such borrowings increased slightly, while the average rate decreased 10 bp to 4.23%.

Interest expense for the nine months ended September 30, 2009 decreased $2,086,000 from the same period of 2008.  The reasons noted for the decline in interest expense for the three month period comparison also apply to the nine month period.

Interest expense composition for the three and nine months ended September 30, 2009 and 2008 was as follows:

(In Thousands)	For The Three Months Ended
	September 30, 2009		September 30, 2008		Change
	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,148	67.8%	$2,410	67.0%	$(262)	(10.9)%
Short-term borrowings	82	2.6	310	8.6	(228)	(73.5)
Long-term borrowings, FHLB	938	29.6	875	24.4	63	7.2
Total interest expense	$3,168	100.0%	$3,595	100.0%	$(427)	(11.9)%

(In Thousands)	For The Nine Months Ended
	September 30, 2009		September 30, 2008		Change
	Amount	% Total	Amount	% Total	Amount	%
Deposits	$6,357	67.2%	$7,502	65.0%	$(1,145)	(15.3)%
Short-term borrowings	318	3.4	996	8.6	(678)	(68.1)
Long-term borrowings, FHLB	2,781	29.4	3,044	26.4	(263)	(8.6)
Total interest expense	$9,456	100.0%	$11,542	100.0%	$(2,086)	(18.1)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended September 30, 2009 was 4.35% compared to 4.23% for the corresponding period of 2008.  The increase in the NIM was driven by a 52 bp decline in the rate paid on interest bearing liabilities that more than compensated for a 27 bp decline in the yield on earning assets.  The decrease in earning asset yield is due to the impact on the loan and investment portfolios of the current low rate environment.  The decrease in the cost of interest bearing liabilities to 2.41% from 2.93% was driven by a reduction in the rate paid on time deposits of 86 bp.  The reduction in the rate paid on time deposits was the result of a shortening of the time deposit portfolio that has resulted in an increasing repricing frequency during this period of decreasing rates.  The duration of the time deposit portfolio began to be lengthened during the second and through the third quarter of 2009 due to the apparent bottoming or near bottoming of deposit rates.

The NIM for the nine months ended September 30, 2009 was 4.39% compared to 4.04% for the same period of 2008.  The impact of the items mentioned in the three month discussion also applies to the nine month period.  A 113 bp decline in the rate paid on time deposits served as the foundation for an 78 bp decline in rate paid on deposits, while the FOMC and general market actions affected the yield on earning assets and cost of borrowings.

The following is a schedule of average balances and associated yields for the three and nine months ended September 30, 2009 and 2008:

(In Thousands)	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$17,207	$279	6.43%	$9,108	$148	6.46%
All other loans	382,670	6,273	6.50%	364,926	6,213	6.77%
Total loans	399,877	6,552	6.50%	374,034	6,361	6.77%

Taxable investment securities	104,905	1,402	5.35%	107,751	1,592	5.91%
Tax-exempt investment securities	104,719	1,898	7.25%	103,431	1,826	7.06%
Total securities	209,624	3,300	6.30%	211,182	3,418	6.47%

Interest bearing deposits	4,218	1	0.09%	34	—	0.00%

Total interest-earning assets	613,719	9,853	6.39%	585,250	9,779	6.66%

Other assets	54,284			50,225

Total assets	$668,003			$635,475

Liabilities and shareholders’ equity:
Savings	$62,265	85	0.54%	$62,792	120	0.76%
Super Now deposits	60,476	127	0.83%	52,970	175	1.31%
Money market deposits	71,204	345	1.92%	34,915	208	2.37%
Time deposits	222,816	1,591	2.83%	205,346	1,907	3.69%
Total deposits	416,761	2,148	2.04%	356,023	2,410	2.69%

Short-term borrowings	15,457	82	2.13%	51,215	310	2.38%
Long-term borrowings, FHLB	86,778	938	4.23%	79,061	875	4.33%
Total borrowings	102,235	1,020	3.91%	130,276	1,185	3.57%

Total interest-bearing liabilities	518,996	3,168	2.41%	486,299	3,595	2.93%

Demand deposits	75,114			75,863
Other liabilities	10,256			7,467
Shareholders’ equity	63,637			65,846
Total liabilities and shareholders’ equity	$668,003			$635,475

Interest rate spread			3.97%			3.73%
Net interest income/margin		$6,685	4.35%		$6,184	4.23%

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

(In Thousands)	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$16,682	$817	6.55%	$8,534	$411	6.43%
All other loans	378,043	18,486	6.54%	359,570	18,665	6.93%
Total loans	394,725	19,303	6.54%	368,104	19,076	6.92%

Taxable securities	102,937	4,269	5.53%	104,604	4,514	5.75%
Tax-exempt securities	103,418	5,679	7.32%	108,877	5,517	6.76%
Total securities	206,355	9,948	6.43%	213,481	10,031	6.27%

Interest bearing deposits	1,886	1	0.07%	13	1	10.28%

Total interest-earning assets	602,966	29,252	6.48%	581,598	29,108	6.68%

Other assets	55,080			49,638

Total assets	$658,046			$631,236

Liabilities and shareholders’ equity:
Savings	$61,106	244	0.53%	$60,857	343	0.75%
Super Now deposits	57,028	387	0.91%	51,228	513	1.34%
Money market deposits	59,061	924	2.09%	28,372	481	2.26%
Time deposits	217,679	4,802	2.95%	201,950	6,165	4.08%
Total Deposits	394,874	6,357	2.15%	342,407	7,502	2.93%

Short-term borrowings	31,491	318	1.39%	47,894	996	2.75%
Other borrowings	86,778	2,781	4.23%	90,088	3,044	4.44%
Total borrowings	118,269	3,099	3.47%	137,982	4,040	3.85%

Total interest-bearing liabilities	513,143	9,456	2.46%	480,389	11,542	3.19%

Demand deposits	73,469			73,205
Other liabilities	10,018			8,672
Shareholders’ equity	61,416			68,970

Total liabilities and shareholders’ equity	$658,046			$631,236
Interest rate spread			4.02%			3.49%
Net interest income/margin		$19,796	4.39%		$17,566	4.04%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2009 and 2008.

(In Thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Total interest income	$9,113	$9,108	$27,043	$27,092
Total interest expense	3,168	3,595	9,456	11,542

Net interest income	5,945	5,513	17,587	15,550
Tax equivalent adjustment	740	671	2,209	2,016

Net interest income (fully taxable equivalent)	$6,685	$6,184	$19,796	$17,566

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and nine month periods ended September 30, 2009 and 2008:

(In Thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 vs 2008			2009 vs 2008
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$132	$(1)	$131	$398	$8	$406
Loans	306	(246)	60	916	(1,095)	(179)
Taxable investment securities	(40)	(150)	(190)	(71)	(174)	(245)
Tax-exempt investment securities	22	50	72	(268)	430	162
Interest bearing deposits	1	—	1	144	(144)	—
Total interest-earning assets	421	(347)	74	1,119	(975)	144

Interest expense:
Savings deposits	(1)	(34)	(35)	1	(100)	(99)
Super Now deposits	22	(70)	(48)	53	(179)	(126)
Money market deposits	182	(45)	137	483	(40)	443
Time deposits	152	(468)	(316)	450	(1,813)	(1,363)
Short-term borrowings	(193)	(35)	(228)	(9)	(669)	(678)
Long-term borrowings, FHLB	83	(20)	63	(106)	(157)	(263)
Total interest-bearing liabilities	245	(672)	(427)	872	(2,958)	(2,086)
Change in net interest income	$176	$325	$501	$247	$1,983	$2,230

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2009, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $4,356,000 at December 31, 2008 to $4,478,000 at September 30, 2009.  At September 30, 2009 and December 31, 2008, the allowance for loan losses to total loans was 1.12% and 1.14%, respectively.

The provision for loan losses totaled $270,000 and $582,000 for the three and nine months ended September 30, 2009, compared to $110,000 and $230,000 for the same period in 2008.  The amount of the increase in the provision was the result of several factors, including but not limited to, an increase in gross loans of $19,347,000 since December 31, 2008, a ratio of net charge offs to average loans of 0.12% for the nine months ended September 30, 2009, a ratio of nonperforming loans to total loans of 1.46%, and a ratio of the allowance for loan losses to nonperforming loans of 76.63% at September 30, 2009.  As noted in the following schedules, there has been an increase in nonperforming loans and net charge-offs over the past year.  Nonperforming loans increased to $5,844,000 at September 30, 2009 from $1,735,000 at December 31, 2008 due primarily to a commercial real estate loan of approximately $2,800,000 being classified as 90 days past due as of September 30, 2009.  The loan is collateralized with no loss anticipated at this time.  Continued uncertainty surrounding the economy and internal loan review and analysis, coupled with the ratios noted previously, dictated an increase in the provision for loan losses.  The increase did not equate to the increase in charge-offs and nonperforming loans due to the collateral status of the nonperforming loans and overall loan portfolio in general, which limits the loan specific allocation of the allowance for loan losses.

Following is a table showing the changes in the allowance for loan losses for the nine month periods ended September 30, 2009 and 2008:

(In Thousands)	2009	2008
Balance at beginning of period	$4,356	$4,130
Charge-offs:
Real estate	272	29
Commercial and industrial	129	31
Installment loans to individuals	142	174
Total charge-offs	543	234
Recoveries:
Real estate	11	13
Commercial and industrial	2	60
Installment loans to individuals	70	69
Total recoveries	83	142
Net charge-offs	460	92
Additions charged to operations	582	230
Balance at end of period	$4,478	$4,268
Ratio of net charge-offs during the period to average loans outstanding during the period	0.12%	0.02%

Following is a table showing the changes in total nonperforming loans as of:

(In Thousands)	Total Nonperforming Loans
		90 Days
	Nonaccrual	Past Due	Total
09/30/09	$1,448	$4,396	5,844
06/30/09	2,089	578	2,667
03/31/09	2,033	236	2,269
12/31/08	1,476	259	1,735
09/30/08	818	123	941

Loans not included above which are “troubled debt restructurings” as defined in FAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, totaled $275,000, $31,000, and $353,000 at September 30, 2008, December 31, 2008, and September 30, 2009, respectively.

Non-interest Income

Total non-interest income for the three months ended September 30, 2009 compared to the same period in 2008 increased $909,000 to $1,381,000 due to a $997,000 decrease in net securities losses.  Excluding net securities gains and losses, non-interest income for the third quarter of

2009 would have decreased $88,000 compared to the 2008 period.  Deposit service charges decreased $41,000 as overdraft fee income decreased $29,000, in addition to customers migrating to no service charge checking accounts that were introduced as part of a customer acquisition and retention program.  Gain on sale of loans decreased $9,000 due primarily from a change in product mix which has resulted in a greater percentage of the fee collected being categorized as other income.  This shift in product mix resulted in other income increasing 12.8% or $68,000.

Insurance commissions for the three months ended September 30, 2009 decreased $129,000 compared to the same period in 2008 due to a softening market and shift in product mix.  Management of The M Group continues to pursue new and build upon current relationships.  The sales call program continues to expand to other financial institutions, which results in additional revenue for The M Group if another sales outlet is added.  However, the addition of another sales outlet for The M Group can take up to a year or more to be completed.

Total non-interest income for the nine months ended September 30, 2009 compared to the same period in 2008 decreased $3,794,000.  Excluding net securities gains, non-interest income would have decreased $549,000 compared to the 2008 period.   The decrease in non-interest income for the nine month period is the result of the same items noted in the three month discussion.

Non-interest income composition for the three and nine months ended September 30, 2009 and 2008 was as follows:

(In Thousands)	For The Three Months Ended
	September 30, 2009		September 30, 2008		Change
	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$553	40.0%	$594	125.8%	$(41)	(6.9)%
Securities losses, net	(507)	(36.7)	(1,504)	(318.6)	997	(66.3)
Bank owned life insurance	144	10.4	121	25.6	23	19.0
Gain on sale of loans	305	22.1	314	66.5	(9)	(2.9)
Insurance commissions	287	20.8	416	88.1	(129)	(31.0)
Other	599	43.4	531	112.6	68	12.8
Total non-interest income	$1,381	100.0%	$472	100.0%	$909	192.6%

(In Thousands)	For The Nine Months Ended
	September 30, 2009		September 30, 2008		Change
	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$1,619	760.1%	$1,704	42.5%	$(85)	(5.0)%
Securities losses, net	(4,962)	(2,329.5)	(1,717)	(42.9)	(3,245)	189.0
Bank owned life insurance	418	196.2	367	9.2	51	13.9
Gain on sale of loans	526	246.9	678	16.9	(152)	(22.4)
Insurance commissions	988	463.8	1,482	37.0	(494)	(33.3)
Other	1,624	762.5	1,493	37.3	131	8.8
Total non-interest income	$213	100.0%	$4,007	100.0%	$(3,794)	(94.7)%

Non-interest Expense

Total non-interest expense increased $646,000 for the three months ended September 30, 2009 compared to the same period of 2008.  The $233,000 increase in salaries and employee benefits was attributable to several items including standard cost of living wage adjustments for employees, increased pension expense, and other benefit costs.  Pennsylvania shares tax increased due to the utilization of Pennsylvania Enterprise Zone tax credits from a low income housing partnership during 2008.  Other expenses increased primarily due to normal anticipated inflationary adjustments to ongoing business operating costs in addition to increased FDIC insurance cost.

Total non-interest expense increased $1,220,000 for the nine months ended September 30, 2009 compared to the same period of 2008.  The increase in non-interest expense for the nine month period is the result of the same items noted in the three month discussion.

Non-interest expense composition for the three and nine months ended September 30, 2009 and 2008 was as follows:

(In Thousands)	For The Three Months Ended
	September 30, 2009		September 30, 2008		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,588	50.8%	$2,355	52.9%	$233	9.9%
Occupancy, net	299	5.9	315	7.1	(16)	(5.1)
Furniture and equipment	293	5.7	304	6.8	(11)	(3.6)
Pennsylvania shares tax	171	3.4	105	2.4	66	62.9
Amortization of investment in limited partnerships	142	2.8	178	4.0	(36)	(20.2)
Other	1,604	31.4	1,194	26.8	410	34.3
Total non-interest expense	$5,097	100.0%	$4,451	100.0%	$646	14.5%

(In Thousands)	For The Nine Months Ended
	September 30, 2009		September 30, 2008		Change
	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$7,665	52.4%	$7,275	54.3%	$390	5.4%
Occupancy, net	956	6.5	967	7.2	(11)	(1.1)
Furniture and equipment	906	6.2	876	6.5	30	3.4
Pennsylvania shares tax	514	3.5	315	2.3	199	63.2
Amortization of investment in limited partnerships	425	2.9	534	4.0	(109)	(20.4)
Other	4,161	28.5	3,440	25.7	721	21.0
Total non-interest expense	$14,627	100.0%	$13,407	100.0%	$1,220	9.1%

Provision for Income Taxes

Income taxes increased $165,000 and decreased $1,182,000 for the three and nine months ended September 30, 2009 compared to the same periods of 2008.  The primary cause of the changes in tax expense is the impact of net securities losses.  Excluding the impact of the net securities gains and losses, the effective tax rate for the three and nine months ended September 30, 2009 was 8.48% and 9.07% as compared to 13.08% and 10.00% for the same periods of 2008.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents decreased $3,918,000 from $16,581,000 at December 31, 2008 to $12,663,000 at September 30, 2009 primarily as a result of the following activities during the nine months ended September 30, 2009:

Loans Held for Sale

Activity regarding loans held for sale resulted in loan originations exceeding sale proceeds, less $526,000 in realized gains, by $1,781,000 for the nine months ended September 30, 2009.

Loans

Gross loans increased $19,347,000 since December 31, 2008 due to the increase of commercial related loans, while non-commercial loans remained relatively constant.

The allocation of the loan portfolio, by category, as of September 30, 2009 and December 31, 2008 is presented below:

(In Thousands)	September 30, 2009		December 31, 2008		Change
	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial and agricultural	$47,214	11.8%	$40,602	10.6%	$6,612	16.3%
Real estate mortgage:
Residential	174,734	43.6	177,406	46.5	(2,672)	(1.5)
Commercial	149,258	37.2	136,158	35.7	13,100	9.6
Construction	18,881	4.7	15,838	4.2	3,043	19.2
Installment loans to individuals	11,727	2.9	12,487	3.3	(760)	(6.1)
Less: Net deferred loan fees	989	(0.2)	1,013	(0.3)	(24)	(2.4)
Gross loans	$400,825	100.0%	$381,478	100.0%	$19,347	5.1%

Investments

The estimated fair value of the investment securities portfolio at September 30, 2009 has increased $11,128,000 since December 31, 2008.  The change is primarily due to an increase in the estimated fair market value of the state and political securities segment of the portfolio.  The amortized cost of this segment increased $2,206,000 since December 31, 2008, however, the estimated fair market value increased $12,813,000 over the same time period as the market for these securities has begun to rebound.  The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 90% of the debt securities portfolio is currently rated A or higher by either S&P or Moody’s.

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

The equity portfolio continues to feel the effects of the economic turbulence that is affecting the financial sector.  This sector of the portfolio, as of September 30, 2009, held $196,000 in unrealized losses on an amortized cost basis of $11,266,000.  However, the portfolio held $1,005,000 in unrealized gains at September 30, 2009 with a portion of these gains related to holdings that were previously written down.  The amount of the declines has caused several of our equity holdings to be deemed other than temporarily impaired resulting in a write down in value of these holdings of $30,000 and $4,614,000 for the three and nine months ended September 30, 2009.  Certain positions may be liquidated, in whole or part, through the remainder of 2009 so that the losses can be carried back for tax purposes and offset against gains that have been recognized over the past several years.

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

The amortized cost of investment securities and their estimated fair values at September 30, 2009 and December 31, 2008 are as follows:

(In Thousands)	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$38,518	$2,099	$—	$40,617
State and political securities	144,464	4,351	(4,160)	144,655
Other debt securities	21,111	1,287	(341)	22,057
Total debt securities	204,093	7,737	(4,501)	207,329
Equity securities	11,266	1,005	(196)	12,075
Total investment securities AFS	$215,359	$8,742	$(4,697)	$219,404

Held to maturity (HTM)
U.S. Government and agency securities	$9	$1	$—	$10
Other debt securities	101	—	—	101
Total investment securities HTM	$110	$1	$—	$111

(In Thousands)	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$46,452	$1,134	$—	$47,586
State and political securities	142,258	348	(10,764)	131,842
Other debt securities	15,970	649	(1,065)	15,554
Total debt securities	204,680	2,131	(11,829)	194,982
Equity securities	16,429	225	(3,385)	13,269
Total investment securities AFS	$221,109	$2,356	$(15,214)	$208,251

Held to maturity (HTM)
U.S. Government and agency securities	$10	$1	$—	$11
Other debt securities	125	—	—	125
Total investment securities HTM	$135	$1	$—	$136

The distribution of credit ratings by amortized cost and estimated fair values for the debt security portfolio at September 30, 2009 follows:

(In Thousands)	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
		Estimated		Estimated		Estimated		Estimated		Estimated
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available for sale (AFS)
U.S. Government and agency securities	$38,518	$40,617	$—	$—	$—	$—	$—	$—	$38,518	$40,617
State and political securities	127,182	127,861	8,308	7,991	—	—	8,974	8,803	144,464	144,655
Other debt securities	19,320	20,340	681	611	—	—	1,110	1,106	21,111	22,057
Total debt securities AFS	$185,020	$188,818	$8,989	$8,602	$—	$—	$10,084	$9,909	$204,093	$207,329

Held to maturity (HTM)
U.S. Government and agency securities	$9	$10	$—	$—	$—	$—	$—	$—	$9	$10
Other debt securities	101	101	—	—	—	—	—	—	101	101
Total debt securities HTM	$110	$111	$—	$—	$—	$—	$—	$—	$110	$111

Financing Activities

Deposits

Total deposits increased 16.3% or $68,694,000 from December 31, 2008 to September 30, 2009.  The growth was led by a 100.3% or $35,972,000 increase in money market deposits from December 31, 2008 to September 30, 2009.  The increase in core deposits (deposits less time deposits) of 21.21% or $47,589,000 has provided relationship driven funding for the loan portfolio, while also reducing the utilization of FHLB borrowings.  The increase in deposits is the result of a deposit gathering program coupled with customers coming back to their hometown bank in the wake of the economic turbulence.

Deposit balances and their changes for the periods being discussed follow:

(In Thousands)	September 30, 2009		December 31, 2008		Change
	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$75,569	15.4%	$76,035	18.0%	$(466)	(0.6)%
NOW accounts	61,855	12.6	53,821	12.8	8,034	14.9
Money market deposits	71,820	14.7	35,848	8.5	35,972	100.3
Savings deposits	62,717	12.8	58,668	13.9	4,049	6.9
Time deposits	218,101	44.5	196,996	46.8	21,105	10.7
Total deposits	$490,062	100.0%	$421,368	100.0%	$68,694	16.3%

Borrowed Funds

Total borrowed funds decreased 32.7% or $52,506,000 to $108,218,000 at September 30, 2009 compared to $160,724,000 at December 31, 2008.  The decrease in borrowed funds is primarily the result of growth in deposits as part of the previously discussed deposit gathering campaigns that were utilized to provide loan portfolio funding and to reduce the level of total borrowings.  FHLB repurchase agreements were utilized as their structure allowed for a reduction in interest expense, while providing the ability to reduce the borrowings at our discretion as deposit levels increased.

(In Thousands)	September 30, 2009		December 31, 2008		Change
	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$9,005	8.3%	$61,013	38.0%	$(52,008)	(85.2)%
Securities sold under agreement to repurchase	12,435	11.5	12,933	8.0	(498)	(3.9)
Total short-term borrowings	21,440	19.8%	73,946	46.0%	(52,506)	(71.0)

Long-term borrowings, FHLB	86,778	80.2	86,778	54.0	—	—
Total borrowed funds	$108,218	100.0%	$160,724	100.0%	$(52,506)	(32.7)%

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

Capital ratios as of September 30, 2009 and December 31, 2008 were as follows:

(In Thousands)	2009		2008
	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)

Actual	$66,553	15.0%	$66,891	16.0%
For Capital Adequacy Purposes	35,541	8.0	33,410	8.0
To Be Well Capitalized	44,426	10.0	41,763	10.0

Tier I Capital (to Risk-weighted Assets)

Actual	$61,710	13.9%	$62,540	15.0%
For Capital Adequacy Purposes	17,770	4.0	16,705	4.0
To Be Well Capitalized	26,656	6.0	25,058	6.0

Tier I Capital (to Average Assets)

Actual	$61,710	9.3%	$62,540	9.7%
For Capital Adequacy Purposes	26,633	4.0	25,773	4.0
To Be Well Capitalized	33,292	5.0	32,216	5.0

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

The following liquidity measures are monitored for compliance and were within the limits cited at September 30, 2009:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $208,971,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $15,423,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $95,783,000 as of September 30, 2009.

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

A market value at risk calculation is utilized to monitor the effects of interest rate changes on the Company’s balance sheet and more specifically shareholders’ equity.  The Company does not manage the balance sheet structure in order to maintain compliance with this calculation.  The calculation serves as a guideline with greater emphases placed on interest rate sensitivity.  Changes to calculation results from period to period are reviewed as changes in results could be a signal of future events.  As of the most recent analysis, the results of the market value at risk calculation were outside of established guidelines due to the strategic direction being taken.

Interest Rate Sensitivity

In this analysis the Company examines the result of a 100 and 200 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner.  Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities.

The following is a rate shock forecast for the twelve month period ended September 30, 2010 assuming a static balance sheet as of September 30, 2009.

(In Thousands)	Parallel Rate Shock in Basis Points
	-200	-100	Static	+100	+200
Net interest income	$20,537	$21,110	$21,459	$21,424	$21,193
Change from static	(922)	(349)	—	(35)	(266)
Percent change from static	-4.30%	-1.63%	—	-0.16%	-1.24%

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

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month #1 (July 1 - July 31, 2009)	—	—	—	—

Month #2 (August 1 - August 31, 2009)	—	—	—	—

Month #3 (September 1 - September 30, 2009)	—	—	—	—

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

PENNS WOODS BANCORP, INC.
(Registrant)

Date: November 9, 2009	/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2009	/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer