Form 10-K
period 2009-12-31
PENNS WOODS BANCORP INC
filed 2010-03-12
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐        Accelerated filer ☒       Non-accelerated filer ☐       Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

State the aggregate market value of the voting stock held by non-affiliates of the registrant $111,692,367 at June 30, 2009.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2010
Common Stock, $8.33 Par Value	3,834,475 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 28, 2010 are incorporated by reference in Part III hereof.

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

The Bank employed 192 persons as of December 31, 2009 in either a full-time or part-time capacity.  The Company does not have any employees.  The principal officers of the Bank also serve as officers of the Company.

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

The insurance activities of The M Group are subject to regulation by the insurance departments of the various states in which The M Group, conducts business including principally the Pennsylvania Department of Insurance. The securities brokerage activities of The M Group are subject to regulation by federal and state securities commissions.

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

Dividends

Federal and state laws impose limitations on the payment of dividends by the Bank.  The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by the Bank to its additional paid-in capital.

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

C. Regulation of the Bank

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions of, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect business of the Bank.  As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

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

Deposit Insurance

The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon a variety of factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund.  As a result of the enactment of the Emergency Economic Stabilization Act of 2008, the FDIC increased the amount of deposits it insures from $100,000 to $250,000. This increase is temporary and will continue through December 31, 2013. The Bank pays an insurance premium into the DIF based on the quarterly average daily deposit liabilities net of certain exclusions. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Subsequently, the rate for each institution within a risk category may be adjusted depending upon different factors that either enhance or reduce the risk the institution poses to the DIF, including the unsecured debt, secured liabilities and brokered deposits related to each institution. Finally, certain risk multipliers may be applied to the adjusted assessment. In 2009, the FDIC increased the amount assessed from financial institutions by increasing its risk-based deposit insurance assessment scale.  The quarterly annualized assessment scale for 2009 ranged from twelve basis points of assessable deposits for the strongest institutions to over fifty basis points for the weakest.  In 2009, the FDIC also adopted a uniform special assessment rate for all institutions not to exceed 10 basis points on the individual bank’s assessment base.

On November 12, 2009, the FDIC approved a rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution’s risk-based deposit insurance assessments will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution. Consequently, the Company’s prepayment of DIF premiums made in December 2009 resulted in a prepaid asset of $2,366,000.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2009, the Bank had $91,933,000 in FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB.  At December 31, 2009, the Bank had $7,271,000 million in stock of the FHLB which was in compliance with this requirement.

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

Congress is currently debating major legislation that may fundamentally change the regulatory oversight of banking institutions in the United States.  Whether any legislation will be enacted or additional regulations will be adopted, and how they might impact the Company cannot be determined at this time.

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

As of December 31, 2009, the Bank had total assets of $667,933,000; total shareholders’ equity of $55,117,000 and total deposits of $500,100,000. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation for the maximum amount provided under current law.

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

Commercial loans are made for the acquisition and improvement of real estate, purchase of equipment, and for working capital purposes on a seasonal or revolving basis.  General purpose working capital loans are also available with repayment expected within one year.  Equipment loans are generally amortized over three to seven years, with an owner equity contribution required of at least 20% of the purchase price. Insurance coverage with the Bank as loss payee is required, especially in the case where the equipment is rolling stock. It is also a general policy to collateralize non-real estate loans with the asset purchased and, dependant upon loan terms, junior liens are filed on other available assets.  Financial information required on all commercial mortgages includes the most current three years balance sheets and income statements and projections on income to be developed through the project. In the case of corporations and partnerships, the principals are often asked to personally guaranty the entity’s debt.

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

ITEM 1B        UNRESOLVED STAFF COMMENTS

None.

ITEM 2           PROPERTIES

The Company owns and leases its properties.  Listed herewith are the locations of properties owned or leased as of December 31, 2009, in which the banking offices are located; all properties are in good condition and adequate for the Bank’s purposes:

Office	Address	Ownership
Main	115 South Main Street	Owned
P.O. Box 5098
Jersey Shore, Pennsylvania 17740

Bridge Street	112 Bridge Street	Owned
Jersey Shore, Pennsylvania 17740

DuBoistown	2675 Euclid Avenue	Owned
Williamsport, Pennsylvania 17702

Williamsport	300 Market Street	Owned

P.O. Box 967
Williamsport, Pennsylvania 17703-0967

Montgomery	9094 Rt. 405 Highway	Owned
Montgomery, Pennsylvania 17752

Lock Haven	4 West Main Street	Owned
Lock Haven, Pennsylvania 17745

Mill Hall	(Inside Wal-Mart), 173 Hogan Boulevard	Under Lease
Mill Hall, Pennsylvania 17751

Spring Mills	3635 Penns Valley Road, P.O. Box 66	Owned
Spring Mills, Pennsylvania 16875

Centre Hall	2842 Earlystown Road	Land Under Lease
Centre Hall, Pennsylvania 16828

Zion	100 Cobblestone Road	Under Lease
Bellefonte, Pennsylvania 16823

State College	2050 North Atherton Street	Land Under Lease
State College, Pennsylvania 16803

Montoursville	820 Broad Street	Under Lease
Montoursville, Pennsylvania 17754

The M Group, Inc.	705 Washington Boulevard	Under Lease
D/B/A The Comprehensive Financial Group	Williamsport, Pennsylvania 17701

ITEM 3           LEGAL PROCEEDINGS

The Company is subject to lawsuits and claims arising out of its business.  In the opinion of management, after review and consultation with counsel, any proceedings that may be assessed will not have a material adverse effect on the consolidated financial position of the Company.

ITEM 4           (REMOVED AND RESERVED)

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

			Dividends
	High	Low	Declared
2007
First quarter	$37.75	$35.00	$0.44
Second quarter	35.00	33.86	0.44
Third quarter	35.00	30.80	0.45
Fourth quarter	32.50	30.33	0.46
2008
First quarter	$33.47	$29.66	$0.46
Second quarter	33.15	33.01	0.46
Third quarter	35.00	29.00	0.46
Fourth quarter	30.40	23.00	0.46
2009
First quarter	$25.61	$23.00	$0.46
Second quarter	31.81	24.89	0.46
Third quarter	34.25	29.89	0.46
Fourth quarter	33.24	30.37	0.46

The Bank has paid cash dividends since 1941.  The Company has paid dividends since the effective date of its formation as a bank holding company.  It is the present intention of the Registrant’s Board of Directors to continue the dividend payment policy; however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors relevant at the time the Board of Directors of the Company considers dividend policy.  Cash available for dividend distributions to shareholders of the Company primarily comes from dividends paid by the Bank to the Company. Therefore, the restrictions on the Bank’s dividend payments are directly applicable to the Company.  See also the information appearing in Note 19 to Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for additional information related to dividend restrictions.

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

As of March 2, 2010, the Company had approximately 1,270 shareholders of record.

Following is a schedule of the shares of the Company’s common stock purchased by the Company during the fourth quarter of 2009.

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month #1 (October 1 -
October 31, 2009)	—	—	—	78,344

Month #2 (November 1 -
November 30, 2009)	—	—	—	78,344

Month #3 (December 1 -
December 31, 2009)	—	—	—	78,344

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Stock Index, NASDAQ Bank Index, and NASDAQ Composite for the period of five fiscal years assuming the investment of $100.00 on December 31, 2004 and assuming the reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Penns Woods Bancorp, Inc.	100.00	100.79	102.55	93.06	70.13	105.20
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
NASDAQ Bank Index	100.00	95.67	106.20	82.76	62.96	51.31

ITEM  6    SELECTED FINANCIAL DATA

The following table sets forth certain financial data as of and for each of the years in the five-year period ended December 31, 2009.

(In Thousands, Except Per Share Amounts)	2009	2008	2007	2006	2005

Consolidated Statement of Income Data:
Interest income	$36,191	$36,108	$35,949	$33,753	$30,903
Interest expense	12,398	14,832	16,447	14,210	10,381
Net interest income	23,793	21,276	19,502	19,543	20,522
Provision for loan losses	917	375	150	635	720
Net interest income after provision for loan losses	22,876	20,901	19,352	18,908	19,802
Noninterest income	2,287	5,456	7,478	9,029	9,431
Noninterest expense	19,812	17,949	17,316	16,329	15,108
Income before income taxes	5,351	8,408	9,514	11,608	14,125
Applicable income taxes	(742)	405	637	1,961	3,224
Net Income	$6,093	$8,003	$8,877	$9,647	$10,901

Consolidated Balance Sheet at End of Period:
Total assets	$676,204	$652,803	$628,138	$592,285	$568,668
Loans	405,529	381,478	360,478	360,384	338,438
Allowance for loan losses	(4,657)	(4,356)	(4,130)	(4,185)	(3,679)
Deposits	497,287	421,368	389,022	395,191	352,529
Long-term debt	86,778	86,778	106,378	82,878	84,478
Shareholders’ equity	66,916	61,027	70,559	74,594	73,919

Per Share Data:
Earnings per share - Basic	$1.59	$2.07	$2.28	$2.45	$2.75
Earnings per share - Diluted	1.59	2.07	2.28	2.45	2.74
Cash dividends declared	1.84	1.84	1.79	1.73	1.56
Book value	17.45	15.93	18.21	19.12	18.59
Number of shares outstanding, at end of period	3,834,114	3,831,500	3,875,632	3,900,742	3,975,787
Average number of shares outstanding-basic	3,832,789	3,859,724	3,886,277	3,934,138	3,971,926

Selected financial ratios:
Return on average shareholders’ equity	9.66%	12.02%	12.14%	12.93%	14.54%
Return on average total assets	0.92%	1.27%	1.49%	1.67%	1.97%
Net interest income to average interest earning assets	4.40%	4.14%	3.95%	4.06%	4.29%
Dividend payout ratio	115.74%	88.67%	78.33%	70.51%	57.10%
Average shareholders’ equity to average total assets	9.50%	10.53%	12.23%	12.92%	13.56%
Loans to deposits, at end of period	81.55%	90.53%	92.66%	91.19%	96.00%

Per share data and number of shares outstanding have been adjusted to give retroactive effect to a six for five stock split issued November 18, 2005.

ITEM 7  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 34%.  The tax equivalent adjustments to net interest income for 2009, 2008, and 2007 were $2,952,000, $2,714,000, and $2,410,000, respectively.

2009 vs 2008

Reported net interest income increased $2,517,000 or 11.83% to $23,793,000 for the year ended December 31, 2009 compared to the year ended December 31, 2008, although the yield on earning assets decreased to 6.43% from 6.68%, respectively.  On a tax equivalent basis, the change in net interest income was an increase of $2,755,000 or 11.48% to $26,745,000 for the year ended December 31, 2009 compared to the year ended December 31, 2008.  Total interest income increased $83,000 due to growth in the average balance of the loan portfolio offset by a decrease in investment portfolio income resulting from decreased dividends.  The increase in earning asset volume compensated for the negative impact on earning asset yields caused by the prolonged low interest rate cycle enacted by the Federal Open Markets Committee (“FOMC”). Interest income recognized on the loan portfolio increased $340,000 as a portion of the portfolio repriced downward due to the FOMC actions that have maintained the prime rate at 3.25% for the past year coupled with the market dictating that new loan generation occurred at lower rates than during 2008.  Interest and dividend income generated from the investment portfolio and interest bearing cash deposits decreased $257,000.  The decrease was the result of a minimal decrease in the yield on the investment portfolio of 3 basis points (“bp”) in conjunction with the average balance of the investment portfolio decreasing by $2,137,000.  Dividend and other interest income decreased $574,000 to $194,000 for the year ended December 31, 2009.  The decrease is the result of the FHLB ceasing to pay dividends on its stock, a reduction in equity holdings of $5,470,000, and a general reduction in the dividends paid by the various equity holdings.

Interest expense decreased $2,434,000 to $12,398,000 for the year ended December 31, 2009 compared to 2008.  Leading the decrease in interest expense was a decline of 14.33% or $1,386,000 related to deposits.  The FOMC actions noted previously together with a strategic shortening of the duration of the portfolio led to a 108 bp decline in the rate paid on time deposits from 3.92% for the year ended December 31, 2008 to 2.84% for the year ended December 31, 2009 resulting in a $1,633,000 decline in expense, while the average balance of time deposits increased $18,692,000.  Growth in the average balance of money market deposits of $31,985,000 resulted in an increase in interest expense of $528,000 despite a decline of 31 bp in rate.  The overall growth in average deposit balances of $58,642,000 allowed for a reduction in average short-term borrowings of $22,904,000 which coupled with a reduction in rate paid on such borrowings of 89 bp resulted in interest expense on short-term borrowings decreasing $785,000.

2008 vs 2007

Reported net interest income increased $1,774,000 or 9.10% to $21,276,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007, although the yield on earning assets decreased to 6.68% from 6.91%, respectively.  On a tax equivalent basis the change in net interest income was an increase of $2,078,000 or 9.48% to $23,990,000 for the year ended December 31, 2008 compared to the year ended December 31, 2007.  Total interest income increased $159,000 primarily due to growth in the average balance of the loan and securities portfolios.  The increase in earning asset volume compensated for the negative impact on earning asset yields caused by the rate reductions enacted by the FOMC. Interest income recognized on the loan portfolio decreased $871,000 as a portion of the portfolio repriced downward due to the FOMC actions that lowered the prime rate from 7.25% at December 31, 2007 to 3.25% at December 31, 2008 coupled with the market dictating that new loan generation occurred at lower rates than during 2007.  Interest and dividend income generated from the investment portfolio and interest bearing cash deposits increased $1,030,000.  The increase was the result of the yield on the investment portfolio increasing 12 basis points (“bp”) while the average balance of the investment portfolio increased by $17,067,000. The majority of the increase in the securities portfolio was from a leverage strategy undertaken during the second half of 2007.

Interest expense decreased $1,615,000 to $14,832,000 for the year ended December 31, 2008 compared to 2007.  Leading the decrease in interest expense was a decline of 11.70% or $1,281,000 related to deposits.  The FOMC actions noted previously together with a strategic shortening of the duration of the portfolio led to an 81 bp decline in the rate paid on time deposits from 4.73% for the year ended December 31, 2007 to 3.92% for the year ended December 31, 2008 resulting in a $1,502,000 decline in expense.  The economic turmoil experienced over the past year has led to a significant decline in short-term interest rates which has allowed for a 214 bp decline in the rate paid on short-term borrowings.  Several long-term debt maturities paved the way for a decline in the rate paid on long-term borrowings of 23 bp to 4.39% for the year ended December 31, 2008 versus 4.62% for the year ended December 31, 2007.

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

	AVERAGE BALANCES AND INTEREST RATES
	2009			2008			2007
	Average		Average	Average		Average	Average		Average
(In Thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Tax-exempt loans	$16,688	$1,100	6.59%	$9,230	$603	6.53%	$7,857	$485	6.17%
All other loans	382,433	24,842	6.50%	361,945	24,830	6.86%	353,528	25,779	7.29%
Total loans	399,121	25,942	6.50%	371,175	25,433	6.85%	361,385	26,264	7.27%

Taxable investment securities	103,338	5,617	5.44%	104,245	6,008	5.76%	93,480	5,474	5.86%
Tax-exempt investment securities	104,800	7,583	7.24%	106,030	7,380	6.96%	99,728	6,602	6.62%
Total securities	208,138	13,200	6.34%	210,275	13,388	6.37%	193,208	12,076	6.25%

Interest-bearing deposits	1,938	1	0.05%	10	1	10.00%	345	19	5.51%

Total interest-earning assets	609,197	39,143	6.43%	581,460	38,822	6.68%	554,938	38,359	6.91%

Other assets	54,642			50,779			42,602

Total assets	$663,839			$632,239			$597,540

Liabilities and shareholders’ equity:
Savings	$60,815	313	0.51%	$60,324	443	0.73%	$58,710	428	0.73%
Super Now deposits	58,591	507	0.87%	52,117	658	1.26%	46,596	611	1.31%
Money market deposits	62,906	1,227	1.95%	30,921	699	2.26%	23,920	540	2.26%
Time deposits	219,264	6,237	2.84%	200,572	7,870	3.92%	198,029	9,372	4.73%
Total interest-bearing deposits	401,576	8,284	2.06%	343,934	9,670	2.81%	327,255	10,951	3.35%

Short-term borrowings	27,641	396	1.42%	50,545	1,181	2.31%	36,816	1,639	4.45%
Long-term borrowings, FHLB	86,778	3,718	4.23%	89,256	3,981	4.39%	83,490	3,857	4.62%
Total borrowings	114,419	4,114	3.55%	139,801	5,162	3.64%	120,306	5,496	4.57%

Total interest-bearing liabilities	515,995	12,398	2.39%	483,735	14,832	3.05%	447,561	16,447	3.67%

Demand deposits	74,618			73,618			69,953
Other liabilities	10,169			8,282			6,924
Shareholders’ equity	63,057			66,604			73,102
Total liabilities and shareholders’ equity	$663,839			$632,239
							$597,540
Interest rate spread			4.03%			3.63%			3.24%
Net interest income/margin		$26,745	4.40%		$23,990	4.14%		$21,912	3.95%

•                  Fees on loans are included with interest on loans. Loan fees are included in interest income as follows: 2009-$349,000, 2008-$472,000, 2007-$453,000.

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

Reconcilement of Taxable Equivalent Net Interest Income

(In Thousands)	2009	2008	2007

Total interest income	$36,191	$36,108	$35,949
Total interest expense	12,398	14,832	16,447

Net interest income	23,793	21,276	19,502
Tax equivalent adjustment	2,952	2,714	2,410

Net interest income (fully taxable equivalent)	$26,745	$23,990	$21,912

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

	Year Ended December 31,
	2009 vs 2008			2008 vs 2007
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$491	$6	$497	$92	$26	$118
Loans	1,358	(1,346)	12	638	(1,587)	(949)
Taxable investment securities	(51)	(340)	(391)	621	(87)	534
Tax-exempt investment securities	(87)	290	203	532	246	778
Interest bearing deposits	3	(3)	—	(27)	9	(18)
Total interest-earning assets	1,714	(1,393)	321	1,856	(1,393)	463

Interest expense:
Savings deposits	4	(134)	(130)	12	3	15
Super Now deposits	75	(226)	(151)	71	(24)	47
Money market deposits	636	(108)	528	158	1	159
Time deposits	682	(2,315)	(1,633)	119	(1,621)	(1,502)
Short-term borrowings	(425)	(360)	(785)	484	(942)	(458)
Long-term borrowings, FHLB	(113)	(150)	(263)	260	(136)	124
Total interest-bearing liabilities	859	(3,293)	(2,434)	1,104	(2,719)	(1,615)
Change in net interest income	$855	$1,900	$2,755	$752	$1,326	$2,078

PROVISION FOR LOAN LOSSES

2009 vs 2008

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2009, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance adequacy. The banking regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $4,356,000 at December 31, 2008 to $4,657,000 at December 31, 2009.  At December 31, 2009, allowance for loan losses was 1.15% of total loans compared to 1.14% of total loans at December 31, 2008.

The provision for loan losses totaled $917,000 for the year ended December 31, 2009 compared to $375,000 for the year ended December 31, 2008. The increase of the provision was appropriate when considering the gross loan growth experienced during 2009 of $24,051,000 coupled with net charge-offs of $616,000 to average loans for the year ended December 31, 2008 of 0.16% compared to $149,000 and 0.04% for the year ended December 31, 2008.  In addition, nonperforming loans increased to $4,456,000 from $1,735,000 at December 31, 2008 primarily due to a commercial real estate loan.  The loan is collateralized with no loss anticipated at this time.  Continued uncertainty surrounding the economy and internal loan review and analysis, coupled with the ratios noted previously, dictated an increase in the provision for loan losses.  The increase did not equate to the increase in charge-offs and nonperforming loans due to the collateral status of the nonperforming loans and overall loan portfolio in general, which limits the loan specific allocation of the allowance for loan losses.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2008 vs 2007

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

Following is a table showing the changes in the allowance for loan losses for the years ended December 31, 2009, 2008, 2007, 2006, and 2005:

(In Thousands)	2009	2008	2007	2006	2005
Balance at beginning of period	$4,356	$4,130	$4,185	$3,679	$3,338
Charge-offs:
Real estate	374	48	—	50	132
Commercial and industrial	133	51	103	28	206
Installment loans to individuals	225	214	201	249	108
Total charge-offs	732	313	304	327	446
Recoveries:
Real estate	14	17	13	68	45
Commercial and industrial	10	60	1	40	8
Installment loans to individuals	92	87	85	90	14
Total recoveries	116	164	99	198	67
Net charge-offs	616	149	205	129	379
Additions charged to operations	917	375	150	635	720
Balance at end of period	$4,657	$4,356	$4,130	$4,185	$3,679
Ratio of net charge-offs during the period to average loans outstanding during the period	0.16%	0.04%	0.06%	0.04%	0.11%

NON-INTEREST INCOME

2009 vs 2008

Total non-interest income decreased $3,169,000 from the year ended December 31, 2008 to 2009.  Excluding security losses, non-interest income decreased $354,000 year over year. Service charges decreased as overdraft protection fees decreased $44,000 and customers continued to migrate to checking accounts having reduced or no service charges.  Earnings on bank-owned life insurance increased due to the full year impact of policies purchased during 2008 and a gain on death benefit. Insurance commissions decreased due to the general economic downturn, which has led to a decrease in volume of sales.  Management of The M Group continues to pursue new and build upon current relationships.  However, the sales cycle for insurance and investment products can take typically from six months to one year or more to complete. The increase in other income was primarily due to increases in revenues from debit/credit card transactions and merchant card commissions.

	2009		2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$2,200	96.20%	$2,289	41.95%	$(89)	(3.89)%
Securities losses, net	(4,846)	(211.89)	(2,031)	(37.23)	(2,815)	(138.60)
Bank owned life insurance	713	31.18	472	8.65	241	51.06
Gain on sale of loans	826	36.12	882	16.17	(56)	(6.35)
Insurance commissions	1,189	51.99	1,928	35.34	(739)	(38.33)
Other	2,205	96.40	1,916	35.12	289	15.08
Total non-interest income	$2,287	100.00%	$5,456	100.00%	$(3,169)	(58.08)%

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

	2008		2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$2,289	41.95%	$2,246	30.03%	$43	1.91%
Securities losses, net	(2,031)	(37.23)	(54)	(0.72)	(1,977)	(3,661.11)
Bank owned life insurance	472	8.65	410	5.48	62	15.12
Gain on sale of loans	882	16.17	921	12.32	(39)	(4.23)
Insurance commissions	1,928	35.34	2,222	29.72	(294)	(13.23)
Other	1,916	35.12	1,733	23.17	183	10.56
Total non-interest income	$5,456	100.00%	$7,478	100.00%	$(2,022)	(27.04)%

NON-INTEREST EXPENSE

2009 vs 2008

Total non-interest expenses increased $1,863,000 from the year ended December 31, 2008 to December 31, 2009. Salaries and employee benefits increased due to several factors including standard cost of living wage adjustments for employees and increased benefit costs.  Pennsylvania shares tax increased due to tax credits associated with an investment in low income housing within the Lycoming County market that were utilized during 2008. Other expenses increased primarily due to an increase in FDIC insurance expense of $1,010,000.

	2009		2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$10,189	51.43%	$9,634	53.67%	$555	5.76%
Occupancy, net	1,266	6.39	1,288	7.18	(22)	(1.71)
Furniture and equipment	1,212	6.12	1,182	6.59	30	2.54
Pennsylvania shares tax	685	3.46	421	2.35	264	62.71
Amortization of investment in limited partnerships	567	2.86	712	3.97	(145)	(20.37)
Other	5,893	29.74	4,712	26.24	1,181	25.06
Total non-interest expense	$19,812	100.00%	$17,949	100.00%	$1,863	10.40%

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

	2008		2007		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$9,634	53.67%	$9,078	52.43%	$556	6.12%
Occupancy, net	1,288	7.18	1,306	7.54	(18)	(1.38)
Furniture and equipment	1,182	6.59	1,126	6.50	56	4.97
Pennsylvania shares tax	421	2.35	643	3.71	(222)	(34.53)
Amortization of investment in limited partnerships	712	3.97	761	4.39	(49)	(6.44)
Other	4,712	26.24	4,402	25.43	310	7.04
Total non-interest expense	$17,949	100.00%	$17,316	100.00%	$633	3.66%

INCOME TAXES

2009 vs 2008

The provision for income taxes for the year ended December 31, 2009 resulted in an effective income tax rate of (13.9)% compared to 4.8% for 2008. This decrease is primarily the result of an increase in net securities losses of $2,815,000 which accounted for a reduction in tax expense of approximately $957,000.  In addition, tax-exempt investment income and bank-owned life insurance income increased $134,000 and $241,000, respectively resulting in approximately and additional reduction in tax expense of $128,000.

An analysis has been performed to determine if there is a need for a valuation allowance related to the deferred tax asset that has been booked due to the investment losses.  As of December 31, 2009, management determined that a valuation analysis was not necessary.

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

FINANCIAL CONDITION

INVESTMENTS

2009

The carrying value of the investment portfolio increased $489,000 from December 31, 2008 to 2009, while the amortized cost decreased $6,955,000 over the same period.  The decrease in amortized value was due to a reduction of U.S. Government and agency securities due to routine principal payments and a reduction in equity securities due to both other than temporary impairment write downs and that certain positions were liquidated to maximize the ability to carry back capital losses for tax purposes.  Offsetting these decreases in part was an increase in state and political securities.  This segment of the aggregate portfolio was increased due to its ability to complement the shorter duration assets within the earning asset composition.  The increase in carrying or fair value was the result of the previously noted reduction in amortized cost offset by a reduction in aggregate net unrealized losses of $7,451,000 primarily related to the equity segment of the portfolio.

2008

The carrying value of the investment portfolio decreased $6,346,000 or 2.96% from December 31, 2007 to 2008, while the amortized cost increased $3,241,000 over the same period.  The majority of the changes in value occurred within the state and municipal segment of the portfolio.  The amortized cost position in state and political securities increased $22,607,000 as the Bank continued to build call protection, maintain taxable equivalent yields, reduce the effective federal income tax rate, and invest in communities across the Commonwealth of Pennsylvania and the country. The amortized cost position of U.S. Government and agency securities decreased $15,934,000 due to the focus on building the municipal bond segment of the portfolio.  The increased level of unrealized losses, which offset the increase in amortized cost, was the result of changes in the yield curve and illiquid markets, not credit quality, as the credit quality of the portfolio remained sound.

The carrying amounts of investment securities are summarized as follows for the years ended December 31, 2009, 2008, and 2007:

	2009		2008		2007
(In Thousands)	Balance	% Portfolio	Balance	% Portfolio	Balance	% Portfolio
U.S. Government agencies:
Held to maturity	$6	0.00%	$10	0.00%	$14	0.01%
Available for sale	39,136	18.74%	47,586	22.84%	62,904	29.29%
State and political subdivisions (tax-exempt):
Held to maturity	—	—	—	—	—	—
Available for sale	106,928	51.19%	103,173	49.51%	107,314	49.98%
State and political subdivisions (taxable):
Held to maturity	—	—	—	—	—	—
Available for sale	37,949	18.17%	28,668	13.76%	10,501	4.89%
Other bonds, notes and debentures:
Held to maturity	101	0.05%	125	0.06%	263	0.12%
Available for sale	12,976	6.21%	15,554	7.46%	15,767	7.34%
Total bonds, notes and debentures	197,096	94.36%	195,116	93.63%	196,763	91.63%
Corporate stock - Available for Sale	11,779	5.64%	13,270	6.37%	17,969	8.37%
Total	$208,875	100.00%	$208,386	100.00%	$214,732	100.00%

The following table shows the maturities and repricing of investment securities, at amortized cost and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) at December 31, 2009:

	Within	After One	After Five	After	Amortized
	One	But Within	But Within	Ten	Cost
(In Thousands)	Year	Five Years	Ten Years	Years	Total
U.S. Government agencies:
HTM Amount	$—	$—	$—	$6	$6
Yield	—	—	—	8.62%	8.62%
AFS Amount	—	—	—	37,038	37,038
Yield	—	—	—	5.82%	5.82%
State and political subdivisions (tax-exempt):
HTM Amount	—	—	—	—	—
Yield	—	—	—	—	—
AFS Amount	—	—	1,454	111,159	112,613
Yield	—	—	7.98%	6.60%	6.61%
State and political subdivisions (taxable):
HTM Amount	—	—	—	—	—
Yield	—	—	—	—	—
AFS Amount	—	1,007	—	40,294	41,301
Yield	—	6.01%	—	5.98%	5.98%
Other bonds, notes and debentures:
HTM Amount	25	76	—	—	101
Yield	7.31%	6.30%	—	—	6.55%
AFS Amount	25	10,349	1	1,896	12,271
Yield	0.66%	5.11%	0.90%	6.82%	5.37%
Total Amount	$50	$11,432	$1,455	$190,393	$203,330
Total Yield	3.99%	5.20%	7.97%	6.32%	6.27%

Equity Securities					$10,959
Total Investment Portfolio Value					$214,289
Total Investment Portfolio Yield					5.94%

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

The distribution of credit ratings by amortized cost and estimated fair value for the debt security portfolio at December 31, 2009 is as follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available for sale (AFS)
U.S. Government and agency securities	$37,038	$39,136	$—	$—	$—	$—	$—	$—	$37,038	$39,136
State and political securities	136,585	129,219	8,340	7,370	—	—	8,989	8,288	153,914	144,877
Other debt securities	10,915	11,624	400	355	—	—	956	997	12,271	12,976
Total debt securities AFS	$184,538	$179,979	$8,740	$7,725	$—	$—	$9,945	$9,285	$203,223	$196,989

Held to maturity (HTM)
U.S. Government and agency securities	$6	$6	$—	$—	$—	$—	$—	$—	$6	$6
Other debt securities	101	102	—	—	—	—	—	—	101	102
Total debt securities HTM	$107	$108	$—	$—	$—	$—	$—	$—	$107	$108

LOAN PORTFOLIO

2009

Gross loans of $405,529,000 at December 31, 2009 represented an increase of $24,051,000 from December 31, 2008. The continued emphasis on well collateralized real estate loans resulted in commercial real estate secured loans increasing $16,051,000 from December 31, 2008 to 2009. The success in carrying out this long term strategy has played a significant role in limiting net charge-offs for 2009 to 0.16% of average loans.  The composition of the portfolio has shifted toward commercial from residential since December 31, 2008.  This shift is the by-product of the majority of residential mortgages being sold into the secondary market versus being added to the loan portfolio.

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

The amounts of loans outstanding at the indicted dates are shown in the following table according to type of loan at December 31, 2009, 2008, 2007, 2006, and 2005:

	2009		2008		2007		2006		2005
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Commercial, financial and agricultural	$46,647	11.5%	$40,602	10.6%	$35,739	9.9%	$36,995	10.3%	$37,553	11.1%
Real estate mortgage:
Residential	174,346	43.1	177,406	46.5	163,268	45.3	158,219	43.9	150,000	44.3
Commercial	152,209	37.5	136,158	35.7	132,943	36.9	135,404	37.6	127,131	37.5
Construction	21,795	5.4	15,838	4.2	16,152	4.5	16,749	4.6	10,681	3.2
Installment loans to individuals	11,549	2.8	12,487	3.3	13,317	3.7	14,035	3.9	14,135	4.2
Less: Net deferred loan fees	1,017	(0.3)	1,013	(0.3)	941	(0.3)	1,018	(0.3)	1,062	(0.3)
Gross loans	$405,529	100.0%	$381,478	100.0%	$360,478	100.0%	$360,384	100.0%	$338,438	100.0%

The amounts of domestic loans at December 31, 2009 are presented below by category and maturity:

		Commercial	Installment
		and	Loans to
(In Thousands)	Real Estate	Other	Individuals	Total
Loans with floating interest rates:
1 year or less	$23,811	$11,100	$2,070	$36,981
1 through 5 years	16,313	2,083	10	18,406
5 through 10 years	27,916	2,917	1	30,834
After 10 years	225,824	10,620	873	237,317
Total floating interest rate loans	293,864	26,720	2,954	323,538
Loans with predetermined interest rates:
1 year or less	3,295	1,557	1,025	5,877
1 through 5 years	15,788	12,426	6,865	35,079
5 through 10 years	20,379	2,586	767	23,732
After 10 years	13,736	3,539	28	17,303
Total predetermined interest rate loans	53,198	20,108	8,685	81,991
Total	$347,062	$46,828	$11,639	$405,529

•                  The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

•                  Scheduled repayments are reported in maturity categories in which the payment is due.

The Bank does not make loans that provide for negative amortization nor do any loans contain conversion features. The Bank does not have any foreign loans outstanding at December 31, 2009.

ALLOWANCE FOR LOAN LOSSES

2009

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

The allowance for loan losses increased from $4,356,000 at December 31, 2008 to $4,657,000 at December 31, 2009.  At December 31, 2009, the allowance for loan losses was 1.15% of total loans compared to 1.14% of total loans at December 31, 2008. This percentage is consistent with the Bank’s historical experience and peer banks.  Management’s conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date.

Based on management’s loan-by-loan review, the past performance of the borrowers, and current economic conditions, including recent business closures and bankruptcy levels, management does not anticipate any current losses related to nonaccrual, nonperforming, or classified loans above those that have already been considered in its overall judgment of the adequacy of the reserve.

2008

At December 31, 2008, the allowance for loan losses as a percent of total loans decreased to 1.14% from 1.15% at December 31, 2007. An increase in gross loans of $21,000,000 from $360,478,000 at December 31, 2007 to $381,478,000 at December 31, 2008 coupled with net charge-offs of $149,000 led to the slight decline in the allowance for loan losses as a percent of total loans.

Allocation In The Allowance For Loan Losses

		Percent Of
		Loan In
		Each
		Category To
(In Thousands)	Amount	Total Loans
December 31, 2009:
Balance at end of period applicable to:
Commercial and agricultural	$566	11.5%
Real estate mortgage:
Residential	968	42.9%
Commercial	1,484	37.4%
Construction	1,396	5.4%
Installment loans to individuals	221	2.8%
Unallocated	22	—
Total	$4,657	100.0%
December 31, 2008:
Balance at end of period applicable to:
Commercial and agricultural	$580	10.6%
Real estate mortgage:
Residential	659	46.4%
Commercial	1,326	35.6%
Construction	1,471	4.1%
Installment loans to individuals	250	3.3%
Unallocated	70	—
Total	$4,356	100.0%
December 31, 2007:
Balance at end of period applicable to:
Commercial and agricultural	$823	9.9%
Real estate mortgage:
Residential	1,031	45.1%
Commercial	1,634	36.8%
Construction	112	4.5%
Installment loans to individuals	228	3.7%
Unallocated	302	—
Total	$4,130	100.0%
December 31, 2006:
Balance at end of period applicable to:
Commercial and agricultural	$679	10.2%
Real estate mortgage:
Residential	951	43.8%
Commercial	1,972	37.5%
Construction	108	4.6%
Installment loans to individuals	295	3.9%
Unallocated	180	—
Total	$4,185	100.0%
December 31, 2005:
Balance at end of period applicable to:
Commercial and agricultural	$582	10.1%
Real estate mortgage:
Residential	1,107	44.2%
Commercial	1,482	37.5%
Construction	79	3.1%
Installment loans to individuals	192	5.1%
Unallocated	237	—
Total	$3,679	100.0%

NONPERFORMING LOANS

Nonaccrual loans increased $415,000 to $1,891,000 at December 31, 2009 as several commercial real estate relationships deteriorated in quality. Overall nonperforming loans increased $2,721,000 to $4,456,000 from fiscal year end 2008 due to one commercial loan that is well secured with no loss expected at this time.

The following table presents information concerning nonperforming loans.  The accrual of interest will be discontinued when the principal or interest of a loan is in default for 90 days or more, or as soon as payment is questionable, unless the loan is well secured and in the process of collection. Consumer loans and residential real estate loans secured by 1 to 4 family dwellings are not ordinarily subject to those guidelines.  The reversal of previously accrued but uncollected interest applicable to any loan placed in a nonaccrual status and the treatment of subsequent payments of either principal or interest will be handled in accordance with GAAP.  These principles do not require a write-off of previously accrued interest if principal and interest are ultimately protected by sound collateral values.  A nonperforming loan may be restored to accruing status when:

1.               Principal and interest is no longer due and unpaid;

2.               It becomes well secured and in the process of collection;

3.               Prospects for future contractual payments are no longer in doubt;

	Total Nonperforming Loans
		90 Days
(In Thousands)	Nonaccrual	Past Due	Total
2009	$1,891	$2,565	$4,456
2008	1,476	259	1,735
2007	955	365	1,320
2006	370	119	489
2005	540	63	603
2004	1,381	345	1,726
2003	827	429	1,256

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

Management’s judgment in determining the amount of the additions to the allowance charged to operating expense considers the following factors with no single factor being determinative:

1.               Economic conditions and the impact on the loan portfolio.

2.               Analysis of past loan charge-offs experienced by category and comparison to outstanding loans.

3.               Effect of problem loans on overall portfolio quality.

4.               Reports of examination of the loan portfolio by the Pennsylvania State Department of Banking and the FDIC.

DEPOSITS

2009 vs 2008

Total average deposits were $476,194,000 for 2009, an increase of $58,642,000 or 14.04% from 2008.  Core deposits, which exclude time deposits, increased due to growth in average money market accounts of $31,985,000 or 103.44%.  This growth is the result of the impact of natural gas exploration throughout our market footprint and municipal account gathering efforts.  Time deposits also increased due to the reasons noted previously.  In addition, the Bank has continued to capitalize on its reputation of safety and soundness during this prolonged economic downturn.

2008 vs 2007

Total average deposits were $417,552,000 for 2008, an increase of $20,344,000 or 5.12% from 2007.  Core deposits, which exclude time deposits, increased due to renewed focus on deposit gathering efforts and the impact of natural gas exploration through out our market footprint.  Time deposits remained stable as the Bank focused on service rather than attracting deposits purely on rate.  In addition, the Bank has been able to capitalize on its reputation of safety and soundness during the events of 2008 that unsettled consumer confidence. Additionally, the FDIC temporarily raised the limit on federal deposit insurance from $100,000 to $250,000.

The average amount and the average rate paid on deposits are summarized below for the years ended December 31, 2009, 2008, and 2007:

	2009		2008		2007
(In Thousands)	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
Noninterest-bearing	$74,618	0.00%	$73,618	0.00%	$69,953	0.00%
Savings	60,815	0.51%	60,324	0.73%	58,710	0.73%
Super Now	58,591	0.87%	52,117	1.26%	46,596	1.31%
Money Market	62,906	1.95%	30,921	2.26%	23,920	2.26%
Time	219,264	2.84%	200,572	3.92%	198,029	4.73%
Total average deposits	$476,194	1.74%	$417,552	2.31%	$397,208	2.76%

SHAREHOLDERS’ EQUITY

2009

Shareholders’ equity increased $5,889,000 to $66,916,000 at December 31, 2009 compared to December 31, 2008 as accumulated other comprehensive loss was reduced by $6,777,000.  The reduction in accumulated other comprehensive loss is primarily a result of a change in unrealized losses on available for sale securities from an unrealized loss of $8,486,000 at December 31, 2008 to an unrealized loss of $3,569,000 at December 31, 2009.  The other component in the reduction of accumulated other comprehensive loss is a decrease of $1,860,000 in the net excess of the projected benefit obligation over the market value of the plan assets of the defined benefit pension plan, due to an increase in the market value of the plan assets caused by relative improved performance in the stock and bond markets over the past year.  The current level of shareholders’ equity equates to a book value per share of $17.45 at December 31, 2009 compared to $15.93 at December 31, 2008 and an equity to asset ratio of 9.90% at December 31, 2009.  Book value per share, excluding accumulated other comprehensive loss, was $18.88 at December 31, 2009 compared to $19.13 at December 31, 2008.  Dividends paid to shareholders were $1.84 for each of the twelve months ended December 31, 2009 and 2008.

2008

Shareholders’ equity decreased $9,532,000 to $61,027,000 at December 31, 2008 as accumulated comprehensive loss increased $6,327,000, and $1,371,000 in common stock was strategically repurchased as part of the previously announced stock buyback plan, while net income outpaced dividends paid.  The decrease in accumulated other comprehensive income is a result of a decline in the market value of certain securities held in the investment portfolio at December 31, 2008 compared to December 31, 2007, resulting in a net unrealized loss of $8,486,000 at December 31, 2008 compared to a net unrealized loss of $2,159,000 at December 31, 2007. In addition, the net excess of the projected benefit obligation over the market value of the plan assets of the defined benefit pension plan increased $2,405,000 due to a decline in the market value of the plan assets caused by the significant downturn in the stock and bond markets over the past year.  The current level of shareholders’ equity equates to a book value per share of $15.93 at December 31, 2008 compared to $18.21 at December 31, 2007 and an equity to asset ratio of 9.35% at December 31, 2008. Book value per share, excluding accumulated other comprehensive loss, was $19.13 at December 31, 2008 compared to $19.12 at December 31, 2007. During the twelve months ended December 31, 2008 cash dividends of $1.84 per share were paid to shareholders compared to $1.79 for the comparable period of 2007.

Bank regulators have risk based capital guidelines.  Under these guidelines the Company and Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2009, both the Company’s and Bank’s required ratios were well above the minimum ratios as follows:

			Minimum
	Company	Bank	Standards
Tier 1 capital ratio	9.3%	8.0%	4.0%
Total capital ratio	15.4%	13.4%	8.0%

For a more comprehensive discussion of these requirements, see “Regulations and Supervision” in Item 1 of the Annual Report on Form 10-K.  Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity, and other certain equity ratios are presented as follows:

	2009	2008	2007
Percentage of net income to:
Average total assets	0.92%	1.27%	1.49%
Average shareholders’ equity	9.66%	12.02%	12.14%
Percentage of dividends declared to net income	115.74%	88.67%	78.33%
Percentage of average shareholders’ equity to average total assets	9.50%	10.53%	12.23%

LIQUIDITY, INTEREST RATE SENSITIVITY, AND MARKET RISK

The asset/liability committee addresses the liquidity needs of the Company to ensure that sufficient funds are available to meet credit demands and deposit withdrawals as well as to the placement of available funds in the investment portfolio.  In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

The following liquidity measures are monitored for compliance and were within the limits cited at December 31, 2009:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $216,229,000 with $91,933,000 utilized, leaving $124,296,000 available.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $13,845,000. The Company’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.

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

The following is a rate shock forecast for the twelve month period ended December 31, 2009 assuming a static balance sheet as of December 31, 2008.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200
Net interest income	$21,612	$22,308	$22,651	$22,569	$22,301
Change from static	(1,039)	(343)	—	(82)	(350)
Percent change from static	-4.59%	-1.51%	—	-0.36%	-1.55%

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

Other Than Temporary Impairment of Debt and Equity Securities

Debt and equity securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reason underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. For a full discussion of the Company’s methodology of assessing impairment, refer to Note 3 of the “Notes to Consolidated Financial Statements” of the Annual Report on Form 10-K.

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment.  The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for allowance for loan losses, refer to Note 1 of the “Notes to Consolidated Financial Statements” of the Annual Report of Form 10-K.

Goodwill and Other Intangible Assets

As discussed in Note 7 of the “Notes to Consolidated Financial Statements” of the Annual Report on Form 10-K, the Company must assess goodwill and other intangible assets each year for impairment.  This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets

We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.  Our deferred tax assets are described further in Note 11 of the “Notes to Consolidated Financial Statements” of the Annual Report on Form 10-K.

Pension Benefits

Pension costs and liabilities are dependent on assumptions used in calculating such amounts.  These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors.  In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods.  While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense.  Our pension benefits are described further in Note 12 of the “Notes to Consolidated Financial Statements” of the Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require future cash payments. The following table presents, as of December 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date.  Further discussion of the nature of each obligation is included in the “Notes to Consolidated Financial Statements” of the Annual Report on Form 10-K.

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
(In Thousands)	or Less	Years	Years	Years	Total
Deposits without a stated maturity	$279,721	$—	$—	$—	$279,721
Time Deposits	154,702	49,015	12,802	1,047	217,566
Repurchase agreements	13,199	—	—	—	13,199
Short-term borrowings, FHLB	5,155	—	—	—	5,155
Long-term borrowings, FHLB	—	35,000	15,500	36,278	86,778
Operating leases	383	613	408	1,522	2,926

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

ITEM 8                                                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Board of Directors and Shareholders

Penns Woods Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Penns Woods Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted Emerging Issues Task Force No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This guidance was subsequently codified into Financial Accounting Standards Board ASC Topic 715-60, Compensation — Retirement Benefits.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Wexford, PA

March 9, 2010

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
(In Thousands, Except Share Data)	2009	2008

ASSETS:
Noninterest-bearing balances	$13,760	$16,563
Interest-bearing deposits in other financial institutions	28	18
Total cash and cash equivalents	13,788	16,581

Investment securities, available for sale, at fair value	208,768	208,251
Investment securities held to maturity (fair value of $108 and $136)	107	135
Loans held for sale	4,063	3,622
Loans	405,529	381,478
Less: Allowance for loan losses	4,657	4,356
Loans, net	400,872	377,122
Premises and equipment, net	7,988	7,865
Accrued interest receivable	3,523	3,614
Bank-owned life insurance	14,942	14,546
Investment in limited partnerships	4,898	4,727
Goodwill	3,032	3,032
Deferred tax asset	9,491	10,879
Other assets	4,732	2,429
TOTAL ASSETS	$676,204	$652,803

LIABILITIES:
Interest-bearing deposits	$417,388	$345,333
Noninterest-bearing deposits	79,899	76,035
Total deposits	497,287	421,368

Short-term borrowings	18,354	73,946
Long-term borrowings, Federal Home Loan Bank (FHLB)	86,778	86,778
Accrued interest payable	1,073	1,317
Other liabilities	5,796	8,367
TOTAL LIABILITIES	609,288	591,776

SHAREHOLDERS’ EQUITY
Common stock, par value $8.33, 10,000,000 shares authorized; 4,013,142 and 4,010,528 shares issued	33,443	33,421
Additional paid-in capital	18,008	17,959
Retained earnings	27,218	28,177
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(3,569)	(8,486)
Defined benefit plan	(1,920)	(3,780)
Less: Treasury stock at cost, 179,028 shares	(6,264)	(6,264)
TOTAL SHAREHOLDERS’ EQUITY	66,916	61,027
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$676,204	$652,803

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2009	2008	2007

INTEREST AND DIVIDEND INCOME:
Loans including fees	$25,568	$25,228	$26,099
Investment securities:
Taxable	5,424	5,241	4,098
Tax-exempt	5,005	4,871	4,357
Dividend and other interest income	194	768	1,395
TOTAL INTEREST AND DIVIDEND INCOME	36,191	36,108	35,949

INTEREST EXPENSE:
Deposits	8,284	9,670	10,951
Short-term borrowings	396	1,181	1,639
Long-term borrowings, FHLB	3,718	3,981	3,857
TOTAL INTEREST EXPENSE	12,398	14,832	16,447

NET INTEREST INCOME	23,793	21,276	19,502

PROVISION FOR LOAN LOSSES	917	375	150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,876	20,901	19,352

NON-INTEREST INCOME:
Service charges	2,200	2,289	2,246
Securities losses, net	(4,846)	(2,031)	(54)
Earnings on bank-owned life insurance	713	472	410
Gain on sale of loans	826	882	921
Insurance commissions	1,189	1,928	2,222
Other	2,205	1,916	1,733
TOTAL NON-INTEREST INCOME	2,287	5,456	7,478

NON-INTEREST EXPENSE:
Salaries and employee benefits	10,189	9,634	9,078
Occupancy, net	1,266	1,288	1,306
Furniture and equipment	1,212	1,182	1,126
Pennsylvania shares tax	685	421	643
Amortization of investment in limited partnerships	567	712	761
Other	5,893	4,712	4,402
TOTAL NON-INTEREST EXPENSE	19,812	17,949	17,316

INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	5,351	8,408	9,514
INCOME TAX (BENEFIT) PROVISION	(742)	405	637
NET INCOME	$6,093	$8,003	$8,877

NET INCOME PER SHARE - BASIC	$1.59	$2.07	$2.28

NET INCOME PER SHARE - DILUTED	$1.59	$2.07	$2.28

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,832,789	3,859,724	3,886,277

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,832,886	3,859,833	3,886,514

DIVIDENDS PER SHARE	1.84	1.84	1.79

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2006	4,003,514	$33,362	$17,810	$25,783	$1,560	$(3,921)	$74,594

Comprehensive income:
Net income				8,877			8,877
Other comprehensive loss					(5,094)		(5,094)
Dividends declared ($1.79 per share)				(6,953)			(6,953)
Stock options exercised	330	3	5				8
Common shares issued for employee stock purchase plan	3,090	26	73				99
Purchase of treasury stock (28,530 shares)						(972)	(972)
Balance, December 31, 2007	4,006,934	33,391	17,888	27,707	(3,534)	(4,893)	70,559

Cumulative effect of change in accounting for endorsment split-dollar life insurance contracts				(437)			(437)
Comprehensive loss:
Net income				8,003			8,003
Other comprehensive loss					(8,732)		(8,732)
Dividends declared, ($1.84 per share)				(7,096)			(7,096)
Stock options exercised	330	3	8				11
Common shares issued for employee stock purchase plan	3,264	27	63				90
Purchase of treasury stock (47,726 shares)						(1,371)	(1,371)
Balance, December 31, 2008	4,010,528	33,421	17,959	28,177	(12,266)	(6,264)	61,027

Comprehensive income:
Net income				6,093			6,093
Other comprehensive income					6,777		6,777
Dividends declared, ($1.84 per share)				(7,052)			(7,052)
Common shares issued for employee stock purchase plan	2,614	22	49				71
Balance, December 31, 2009	4,013,142	$33,443	$18,008	$27,218	$(5,489)	$(6,264)	$66,916

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
	2009		2008		2007

Net Income		$6,093		$8,003		$8,877
Other Comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available for sale securities	1,719		(7,667)		(4,334)
Net realized loss included in net income, net of tax benefit of $1,648, $691, and $18	3,198		1,340		36
	4,917		(6,327)		(4,298)
Defined benefit pension plan, net of tax:
Net transition asset	1		(2)		(2)
Prior service cost	16		17		17
Net gain (loss)	1,843		(2,420)		(811)
Other comprehensive income (loss), net of tax		6,777		(8,732)		(5,094)
Comprehensive income (loss)		$12,870		$(729)		$3,783

See Accompanying Notes to the Consolidated Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Year Ended December 31,
(In Thousands)	2009	2008	2007

OPERATING ACTIVITIES:
Net Income	$6,093	$8,003	$8,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	724	663	680
Provision for loan losses	917	375	150
Accretion and amortization of investment security discounts and premiums	(1,590)	(1,361)	(1,011)
Securities losses, net	4,846	2,031	54
Originations of loans held for sale	(34,723)	(39,456)	(43,783)
Proceeds of loans held for sale	35,108	40,930	44,206
Gain on sale of loans	(826)	(882)	(921)
Earnings on bank-owned life insurance	(713)	(472)	(410)
Increase in prepaid federal deposit insurance	(2,315)	—	—
Other, net	(1,202)	(2,830)	(214)
Net cash provided by operating activities	6,319	7,001	7,628
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	14,757	40,169	60,485
Proceeds from calls and maturities	9,084	6,759	5,233
Purchases	(20,006)	(50,995)	(98,799)
Investment securities held to maturity:
Proceeds from calls and maturities	29	4	12
Purchases	—	176	—
Net increase in loans	(25,375)	(21,613)	(374)
Acquisition of bank premises and equipment	(847)	(1,754)	(717)
Proceeds from the sale of foreclosed assets	491	112	65
Purchase of bank-owned life insurance	(59)	(1,699)	(619)
Proceeds from bank-owned life insurance death benefit	376	—	—
Investment in limited partnership	(738)	—	(1,250)
Proceeds from redemption of regulatory stock	—	4,606	5,081
Purchases of regulatory stock	(170)	(4,629)	(6,816)
Net cash used for investing activities	(22,458)	(28,864)	(37,699)
FINANCING ACTIVITIES
Net increase (decrease) in interest-bearing deposits	72,055	30,982	(7,680)
Net increase in noninterest-bearing deposits	3,864	1,364	1,511
Proceeds of long-term borrowings, FHLB	—	10,000	40,000
Repayment of long-term borrowings, FHLB	—	(29,600)	(16,500)
Net (decrease) increase in short-term borrowings	(55,592)	18,631	20,618
Dividends paid	(7,052)	(7,096)	(6,953)
Issuance of common stock	71	90	99
Stock options exercised	—	11	8
Purchase of treasury stock	—	(1,371)	(972)
Net cash provided by financing activities	13,346	23,011	30,131
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,793)	1,148	60
CASH AND CASH EQUIVALENTS, BEGINNING	16,581	15,433	15,373
CASH AND CASH EQUIVALENTS, ENDING	$13,788	$16,581	$15,433

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$12,642	$15,259	$16,235
Income taxes paid	1,325	2,085	1,610
Transfer of loans to foreclosed real estate	708	464	75

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, deferred tax assets and liabilities, and the valuation of real estate acquired through, or in lieu of, foreclosure on settlement of debt.

Cash and Cash Equivalents

Cash equivalents include cash on hand and in banks.  Interest-earning deposits mature within 90 days and are carried at cost.  Net cash flows are reported for loan, deposit, and short-term borrowing transactions.

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

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value, whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, and a review of the Company’s capital adequacy, interest rate risk position, and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations, and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statement of income.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2009, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, rising unemployment, or negative performance trends in financial information from borrowers could be indicators of subsequent increased levels of nonperforming assets and possible charge-offs, which would normally require increased loan loss provisions. An integral part of the periodic regulatory examination process is the review of the adequacy of the Bank’s loan loss allowance. The regulatory agencies could require the Bank, based on their evaluation of information available at the time of their examination, to provide additional loan loss provisions to further supplement the allowance.

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

Endorsement Split-Dollar Life Insurance Arrangements

On January 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $437,000 related to account for certain endorsement split-dollar life insurance arrangements in connection with the adoption of Emerging Issues Task Force Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.   This statement was subsequently codified into Financial Accounting Standard Board (“FASB”) ASC Topic 715-60 Compensation — Retirement Benefits.

Goodwill

The Company performs an annual impairment analysis of goodwill for its purchased subsidiary, The M Group.  Based on the fair value of this reporting unit, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2009 and 2008.

Investments in Limited Partnerships

The Company is a limited partner in four partnerships at December 31, 2009 that provide low income elderly housing in the Company’s geographic market area. The carrying value of the Company’s investments in limited partnerships was $4,898,000 at December 31, 2009 and $4,727,000 at December 31, 2008. The Company is fully amortizing the investment in the partnership entered into prior to 2005 over the fifteen-year holding period.  The partnerships entered into after 2004 are being fully amortized over the ten-year tax credit receipt period utilizing the straight-line method.  The partnerships are amortized once the projects reach the level of occupancy needed to begin the ten year tax credit recognition period.  Amortization of limited partnership investments amounted to $567,000 in 2009, $712,000 in 2008, and $761,000 in 2007.

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

Income Taxes

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

Deferred tax assets and liabilities result from temporary differences in financial and income tax methods of accounting, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  The Company analyzed its deferred tax asset position and determined that there was not a need for a valuation allowance due to the Company’s ability to generate future ordinary and capital taxable income.

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

Segment Reporting

ASC 280, Segment Reporting, requires that public business enterprises report financial and descriptive information about their reportable operating segments. Based on the guidance provided by the standard, the Company has determined that its only reportable segment is Community Banking.

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format.  Such reclassifications did not affect net income or shareholders’ equity.

Recent Accounting Pronouncements

On December 30, 2008, the FASB issued new authoritative accounting guidance under ASC Topic 715, Compensation—Retirement Benefits, which provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. This guidance is effective fiscal year ending after December 15, 2009.  The new authoritative accounting guidance under ASC Topic 715 became effective for the Company’s financial statements for the year ended December 31, 2009 and the required disclosures are reported in Note 12.

In April 2009, the FASB issued new authoritative accounting guidance under ASC Topic 805, Business Combinations, which became effective for periods beginning after December 15, 2008.  ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies. Under ASC Topic 805, the requirements of ASC Topic 420, Exit or Disposal Cost Obligations, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, Contingencies.  The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

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

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental GAAP.  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the interim reporting period ending September 30, 2009.

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  This accounting standard was subsequently codified into ASC Topic 860, Transfers and Servicing.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

The FASB issued new authoritative accounting guidance under ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 is effective for periods ending after June 15, 2009.   The required disclosures are provided in Note 24.

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

	2009	2008	2007

Weighted average common shares issued	4,011,817	4,008,553	4,005,181

Average treasury stock shares	(179,028)	(148,829)	(118,904)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,832,789	3,859,724	3,886,277

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	97	109	237

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,832,886	3,859,833	3,886,514

Options to purchase 990, 1,980, and 10,913 shares of common stock at a range in price of $24.72 to $31.82 were outstanding at December 31, 2009, 2008, and 2007, respectively.  The options were included in the computation of diluted earnings per share on a weighted average basis determined by the length of time during each period that the market value exceeded the strike price.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair values of investment securities at December 31, 2009 and 2008 are as follows:

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$37,038	$2,098	$—	$39,136
State and political securities	153,914	733	(9,770)	144,877
Other debt securities	12,271	834	(129)	12,976
Total debt securities	203,223	3,665	(9,899)	196,989
Equity securities	10,952	981	(154)	11,779
Total investment securities AFS	$214,175	$4,646	$(10,053)	$208,768

Held to maturity (HTM)
U.S. Government and agency securities	$6	$—	$—	$6
Other debt securities	101	1	—	102
Total investment securities HTM	$107	$1	$—	$108

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$46,452	$1,134	$—	$47,586
State and political securities	142,258	348	(10,764)	131,842
Other debt securities	15,970	649	(1,065)	15,554
Total debt securities	204,680	2,131	(11,829)	194,982
Equity securities	16,429	225	(3,385)	13,269
Total investment securities AFS	$221,109	$2,356	$(15,214)	$208,251

Held to maturity (HTM)
U.S. Government and agency securities	$10	$1	$—	$11
Other debt securities	125	—	—	125
Total investment securities HTM	$135	$1	$—	$136

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008.

	2009
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	60,005	2,336	36,267	7,434	96,272	9,770
Other debt securities	—	—	1,191	129	1,191	129
Total debt securities	60,005	2,336	37,458	7,563	97,463	9,899
Equity securities	159	27	918	127	1,077	154
Total	$60,164	$2,363	$38,376	$7,690	$98,540	$10,053

	2008
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	48,388	4,378	67,412	6,386	115,800	10,764
Other debt securities	6,341	451	2,012	614	8,353	1,065
Total debt securities	54,729	4,829	69,424	7,000	124,153	11,829
Equity securities	164	80	5,364	3,305	5,528	3,385
Total	$54,893	$4,909	$74,788	$10,305	$129,681	$15,214

At December 31, 2009 and 2008 there were 86 and 95 individual securities in a continuous unrealized loss position for less than twelve months and 106 and 184 individual securities in a continuous unrealized loss position for greater than twevle months, respectively.

There are 192 and 279 positions that are considered temporarily impaired as of December 31, 2009 and 2008 respectively.  The Company reviews its position quarterly and has asserted that at December 31, 2009 and 2008 , the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
(In Thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$25	$25	$25	$25
Due after one year to five years	11,355	12,172	76	77
Due after five years to ten years	1,456	1,472	—	—
Due after ten years	190,387	183,320	6	6
Total	$203,223	$196,989	$107	$108

Total gross proceeds from sales of securities available for sale were $14,757,000, $40,169,000, and $60,485,000 for 2009, 2008, and 2007, respectively.  The following table represents gross realized gains and losses on those transactions in addition to impairment charges related to the equity securities portfolio:

(In Thousands)	2009	2008	2007
Gross realized gains:
U.S. Government and agency securities	$—	$253	$68
State and political securities	—	236	840
Other debt securities	575	6	2
Equity securities	22	539	772
Total gross realized gains	$597	$1,034	$1,682

Gross realized losses:
U.S. Government and agency securities	$—	$36	$902
State and political securities	—	204	—
Other debt securities	1,062	510	—
Equity securities	4,381	2,315	834
Total gross realized losses	$5,443	$3,065	$1,736

Gross realized losses for the equity securities portfolio include impairment charges of $4,614,000, $2,797,000 and $834,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Investment securities with a carrying value of approximately $97,366,000 and $102,362,000 at December 31, 2009 and 2008, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

There is no concentration of investments that exceed ten percent of shareholders’ equity for any individual issuer, excluding those guaranteed by the U.S. Government.

NOTE 4 - FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB.  At December 31, 2009, the Bank held $7,271,000 in stock of the FHLB, which was in compliance with this requirement.

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

Based on its analysis of these factors, the Company determined that its holding of FHLB stock was not impaired on December 31, 2009.

NOTE 5 — LOANS

Major loan classifications as of December 31, 2009 and 2008 are summarized as follows:

	2009
			Past Due
			90 Days
		Past Due	Or More
		30 To 90	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$45,930	$457	$182	$78	$46,647
Real estate mortgage:
Residential	165,313	7,333	951	749	174,346
Commercial	147,455	2,860	1,429	465	152,209
Construction	18,247	2,992	—	556	21,795
Installment loans to individuals	11,192	311	3	43	11,549
	388,137	$13,953	$2,565	$1,891	406,546
Less: Net deferred loan fees	1,017				1,017
Allowance for loan losses	4,657				4,657
Loans, net	$382,463				$400,872

	2008
			Past Due
			90 Days
		Past Due	Or More
		30 To 90	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$40,006	$517	$—	$79	$40,602
Real estate mortgage:
Residential	170,011	6,582	223	590	177,406
Commercial	134,647	775	—	736	136,158
Construction	15,652	167	—	19	15,838
Installment loans to individuals	12,053	346	36	52	12,487
	372,369	$8,387	$259	$1,476	382,491
Less: Net deferred loan fees	1,013				1,013
Allowance for loan losses	4,356				4,356
Loans, net	$367,000				$377,122

Impaired loans totaled $8,312,000 and $5,042,000 at December 31, 2009 and 2008, respectively with $5,343,000 and $4,066,000 not having a specific allocation within the allowance for loan losses.  .  The portion of the allowance for loan losses allocated for impaired loans was $802,000 and $166,000 at December 31, 2009 and 2008, respectively. The average recorded investment in impaired loans during the years ended December 31, 2009 and 2008 was approximately $6,699,000 and $3,410,000, respectively.

The Company recognized interest income on impaired loans in the amount of $278,000 and $123,000 for the years ended December 31, 2009 and 2008, respectively. On a cash basis, interest income on impaired loans amounted to $36,000 and $7,000 for the years ended December 31, 2009 and 2008, respectively.

No additional funds are committed to be advanced in connection with impaired loans.

Loans on which the accrual of interest has been discontinued or reduced, exclusive of impaired loans,  amounted to approximately $1,891,000 and $1,476,000 at December 31, 2009 and 2008, respectively.  If interest had been recorded based on the original loan agreement terms and rate of interest for those loans, income would have approximated $134,000, $72,000, and $87,000 for the years ended December 31, 2009, 2008, and 2007, respectively.  Interest income on such loans, is recorded as received and amounted to approximately $48,000, $9,000, and $17,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Changes in the allowance for loan losses for the years ended December 31, 2009, 2008, and 2007 are as follows:

(In Thousands)	2009	2008	2007

Balance, beginning of year	$4,356	$4,130	$4,185
Provision charged to operations	917	375	150
Loans charged off	(732)	(313)	(304)
Recoveries	116	164	99
Balance, end of year	$4,657	$4,356	$4,130

The Company has a concentration of loans to both owners of commercial and residential rental properties at December 31, 2009 and 2008 of 15.26% and 15.07% and 15.62% and 14.67% of total loans, respectively.

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central Pennsylvania. Although the Company has a diversified loan portfolio at December 31, 2009 and 2008, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

NOTE 6 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31, 2009 and 2008:

(In Thousands)	2009	2008

Land	$1,480	$1,480
Premises	7,206	6,929
Furniture and equipment	6,623	6,067
Leasehold improvements	885	871
Total	16,194	15,347
Less accumulated depreciation and amortization	8,206	7,482
Net premises and equipment	$7,988	$7,865

Depreciation and amortization charged to operations for the years ended 2009, 2008, and 2007 was $724,000, $663,000, and $680,000, respectively.

NOTE 7 - GOODWILL

As of December 31, 2009, 2008, and 2007 goodwill had a gross carrying value of $3,308,000 and accumulated amortization of $276,000 resulting in a net carrying amount of $3,032,000.

The gross carrying amount of goodwill is tested for impairment in the third quarter of each fiscal year.  Based on fair value of the reporting unit, estimated using the expected present value of future cash flows, there was no evidence of impairment of the carrying amount at December 31, 2009, 2008, and 2007, respectively.

NOTE 8 - TIME DEPOSITS

Time deposits of $100,000 or more totaled approximately $79,840,000 on December 31, 2009 and $67,356,000 on December 31, 2008. Interest expense related to such deposits was approximately $2,336,000, $2,894,000, and $3,216,000, for the years ended December 31, 2009, 2008, and 2007, respectively.

At December 31, 2009, the scheduled maturities on time deposits of $100,000 or more are as follows:

(In Thousands)	2009

Three months or less	$23,707
Three months to six months	16,300
Six months to twelve months	23,321
Over twelve months	16,512
Total	$79,840

Total time deposit maturities are as follows at December 31, 2009:

(In Thousands)	2009

2010	$154,702
2011	34,895
2012	14,120
2013	12,117
2014	685
Thereafter	1,047
Total	$217,566

NOTE 9 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and primarily FHLB advances, which generally represent overnight or less than six month borrowings.  In addition to the outstanding balances noted below, the Bank also had additional lines of credit totaling $15,139,000 available from correspondent banks other than the FHLB.  The outstanding balances and related information for short-term borrowings are summarized as follows at December 31, 2009, 2008, and 2007:

(In Thousands)	2009	2008	2007
Repurchase Agreements:
Balance at year end	$13,199	$12,933	$17,155
Maximum amount outstanding at any month end	16,008	18,839	19,058
Average balance outstanding during the year	13,664	15,840	16,746
Weighted-average interest rate:
At year end	2.01%	2.83%	3.37%
Paid during the year	2.21%	2.83%	3.69%

Open Repo Plus:
Balance at year end	$5,155	$61,013	$38,160
Maximum amount outstanding at any month end	40,330	61,013	38,895
Average balance outstanding during the year	11,772	31,495	19,299
Weighted-average interest rate:
At year end	0.62%	0.59%	4.32%
Paid during the year	0.71%	2.04%	5.09%

Short-Term FHLB:
Balance at year end	$—	$—	$—
Maximum amount outstanding at any month end	15,000	10,000	15,000
Average balance outstanding during the year	2,205	3,210	771
Weighted-average interest rate:
At year end	—	—	—
Paid during the year	0.42%	2.58%	5.06%

NOTE 10 — LONG TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2009 and 2008:

(In Thousands)

		Weighted-	Weighted-	Stated Interest
		Average Interest	Average Interest	Rate Range
Description	Maturity	Rate 2009	Rate 2008	From	To	2009	2008
Variable	2010	4.87%	4.87%	3.98%	6.65%	$15,000	$15,000
Variable	2011	4.49%	4.49%	4.25%	4.72%	10,000	10,000
Variable	2012	4.18%	4.18%	3.68%	4.43%	15,000	15,000
Variable	2013	3.74%	3.74%	3.74%	3.74%	5,000	5,000
Variable	2015	3.97%	3.97%	3.97%	3.97%	10,000	10,000
Variable	2017	4.22%	4.22%	4.15%	4.28%	20,000	20,000
Variable	2018	3.18%	3.18%	3.18%	3.18%	10,000	10,000
Total Variable		4.18%	4.18%			85,000	85,000
Fixed	2011	6.92%	6.92%	6.92%	6.92%	500	500
Fixed	2013	5.87%	5.87%	5.87%	5.87%	528	528
Fixed	2015	6.92%	6.92%	6.92%	6.92%	750	750
Total Fixed		6.61%	6.61%			1,778	1,778
Total		4.23%	4.23%			$86,778	$86,778

(In Thousands)

Year Ending		Weighted-
December 31,	Amount	Average Rate
2010	$15,000	4.87%
2011	10,500	4.60%
2012	15,000	4.18%
2013	5,528	3.94%
2014 and after	40,750	3.95%
	$86,778	4.23%

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

The Bank maintains a credit arrangement which includes a revolving line of credit with the FHLB.  Under this credit arrangement, the Bank has a remaining borrowing capacity of $124,296,000 at December 31, 2009, which is subject to annual renewal, and typically incurs no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of the Bank which consist principally of first mortgage loans and mortgage-backed securities.

NOTE 11 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset position at December 31, 2009 and 2008:

(In Thousands)	2009	2008
Deferred tax assets:
Allowance for loan losses	$1,583	$1,481
Deferred compensation	403	402
Pension	1,148	2,014
Loan fees and costs	346	344
Investment securities allowance	1,620	548
Unrealized loss on available for sale securities	1,839	4,372
Low income housing credit carryforward	2,132	1,571
Capital loss	1,195	503
Other	296	373
Total	10,562	11,608

Deferred tax liabilities:
Bond accretion	207	61
Depreciation	263	141
Amortization	601	526
Total	1,071	728

Deferred tax asset, net	$9,491	$10,880

No valuation allowance was established at December 31, 2009 and 2008, because of the Company’s ability to carry back capital losses to recover taxes paid in previous years and certain tax strategies, together with the anticipated future taxable income as evidenced by the Company’s earning potential.

The benefit or provision for income taxes is comprised of the following for the year ended December 31, 2009, 2008, and 2007:

(In Thousands)	2009	2008	2007

Currently payable	$1,360	$1,967	$1,758
Deferred benefit	(2,102)	(1,562)	(1,121)

Total (benefit) provision	$(742)	$405	$637

A reconciliation between the expected income tax and the effective income tax rate on income before income tax provision follows for the year ended December 31, 2009, 2008, and 2007:

	2009		2008		2007
(In Thousands)	Amount	%	Amount	%	Amount	%

Provision at expected rate	$1,819	34.0%	$2,859	34.0%	$3,235	34.0%
Decrease in tax resulting from:
Tax-exempt income	(2,005)	(37.5)	(1,757)	(20.9)	(1,512)	(15.9)
Tax credits	(560)	(10.5)	(601)	(7.2)	(1,048)	(11.0)
Other, net	4	0.1	(96)	(1.1)	(38)	(0.4)

Effective income tax (benefit) provision and rate	$(742)	(13.9)%	$405	4.8%	$637	6.7%

NOTE 12 - EMPLOYEE BENEFIT PLANS

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

The following table sets forth the obligation and funded status as of December 31, 2009 and 2008:

(In Thousands)	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$11,987	$10,450
Service cost	525	546
Interest cost	679	609
Actuarial (gain) loss	(6)	(166)
Benefits paid	(293)	(210)
Other, change in actuarial assumptions	(1,563)	758
Benefit obligation at end of year	11,329	11,987

Change in plan assets:
Fair value of plan assets at beginning of year	6,065	7,891
Actual return on plan assets	1,396	(2,504)
Employer contribution	805	875
Benefits paid	(312)	(210)
Adjustment to fair value of plan assets	—	13
Fair value of plan assets at end of year	7,954	6,065
Funded status	$(3,375)	$(5,922)

Accounts recognized on balance sheet as:
Total liabilities	$(3,375)	$(5,922)

Amounts not yet recognized as a component of net periodic pension cost:
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net transition asset	$(7)	$(9)
Prior service cost	102	127
Net loss	2,814	5,609
Total	$2,909	$5,727

The accumulated benefit obligation for the Plan was $9,871,000 and $9,410,000 at December 31, 2009 and 2008, respectively.

Components of Net Periodic Cost and Other Amounts Recognized in other Comprehensive Income as of December 31, 2009, 2008, and 2007 are as follows:

(In Thousands)	2009	2008	2007
Net periodic pension cost:
Service cost	$544	$546	$467
Interest cost	679	609	486
Expected return on plan assets	(508)	(641)	(562)
Amortization of transition asset	(3)	(3)	(3)
Amortization of prior service cost	25	25	26
Amortization of unrecognized net loss	339	57	—
Net periodic benefit cost	$1,076	$593	$414

The estimated net transition asset and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $3,000 and $25,000, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31, 2009, 2008, and 2007:

	2009	2008	2007
Discount rate	6.00%	5.75%	6.00%
Rate of compensation increase	3.00%	4.75%	5.00%

Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Discount rate	5.75%	6.00%	5.75%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.75%	5.00%	4.75%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Plan’s weighted-average asset allocations at December 31, 2009 and 2008 by asset category are as follows:

Asset Category	2009	2008
Cash	0.4%	0.3%
Fixed income securities	40.0%	39.2%
Equity	59.6%	60.5%
Total	100.0%	100.0%

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

The following table sets forth by level, within the fair value hierarchy detailed in Note 20. Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2009:

	December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$34	$—	$—	$34
Mutual Funds - Taxable Fixed Income	3,184	—	—	3,184
Mutual Funds - Domestic Equity	3,782	—	—	3,782
Mutual Funds - International Equity	954	—	—	954
Total assets at fair value	$7,954	$—	$—	$7,954

The following benefit payments that reflect expected future service, as appropriate, are expected to be paid:

(In Thousands)

Estimated future benefit payments (in thousands):

2010	$336
2011	361
2012	532
2013	553
2014	601
2015-2019	3,404

$5,787

The company expects to contribute a minimum of $400,000 to its Pension Plan in 2010.

401(k) Savings Plan

The Company also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Company may make matching contributions equal to a discretionary percentage that is determined by the Board of Directors.  Participants are at all times fully vested in their contributions and vest over a period of five years regarding the employer contribution.  Contribution expense was approximately $112,000, $97,000, and $97,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan whereby participating directors elect to forego directors’ fees paid in cash.  Under this plan, the Company will make payments for a ten-year period beginning at age 65 in most cases or at death, if earlier, at which time payments would be made to their designated beneficiaries.

To fund benefits under the deferred compensation plan, the Company has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company. The Company incurred expenses related to the plan of $96,000, $96,000, and $85,000 for the years ended December 31, 2009, 2008, and 2007, respectively.  Benefits paid under the plan were approximately $161,000, $180,000, and $125,000 in 2009, 2008, and 2007, respectively.

NOTE 13 - EMPLOYEE STOCK PURCHASE PLAN

Effective April 26, 2006, the Company implemented the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company. The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually. There were 2,614 and 3,264 shares issued under the plan for the years ended December 31, 2009 and 2008, respectively.

NOTE 14 - STOCK OPTIONS

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

A summary of the status of the Company’s common stock option plans are presented below:

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	1,980	$28.27	10,913	$37.60
Granted	—	—	—	—
Exercised	—	—	(330)	31.82
Forfeited	(990)	31.82	(8,603)	39.97

Outstanding, end of year	990	24.72	1,980	28.27

Options exercisable at year-end	990	$24.72	1,980	$28.27

The following table summarizes information about nonqualified and incentive stock options outstanding at December 31, 2009:

	Outstanding			Exercisable
			Average		Average
		Average	Exercise		Exercise
Exercise Price	Shares	Life	Price	Shares	Price
$24.72	990	1	$24.72	990	$24.72

NOTE 15 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and the Bank, including their immediate families and companies in which they are principal owners (more than ten percent), are indebted to the Company.  Such indebtedness was incurred in the ordinary course of business on the same terms and at those rates prevailing at the time for comparable transactions with others.

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31, 2009 and 2008:

	Beginning			Other	Ending
(In Thousands)	Balance	Additions	Payments	Changes	Balance

2009	$8,942	$980	$(1,178)	$—	$8,744
2008	9,335	1,626	(1,776)	(243)	8,942

Deposits from related parties held by the Bank amounted to $7,576,000 at December 31, 2009 and $7,377,000 at December 31, 2008.

NOTE 16 — COMMITMENTS AND CONTINGENT LIABILITIES

The following schedule shows future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2009:

(In Thousands)

2010	$383
2011	317
2012	296
2013	227
2014	181
Thereafter	1,522
Total	$2,926

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities.  Total rental expense for all operating leases for the years ended December 31, 2009, 2008, and 2007 were $392,000, $406,000, and $423,000.

The Company is subject to lawsuits and claims arising out of its business.  There are no such legal proceedings or claims currently pending or threatened other than those encountered during the normal course of business.

NOTE 17 - OFF-BALANCE SHEET RISK

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2009 and 2008:

(In Thousands)	2009	2008
Commitments to extend credit	$80,061	$85,871
Standby letters of credit	1,334	841

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

NOTE 18 - CAPITAL REQUIREMENTS

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

As of December 31, 2009 and 2008, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios must be at least 10%, 6%, and 5%, respectively.

The Company’s and the Bank’s actual capital ratios are presented in the following tables, which shows that both met all regulatory capital requirements.

Consolidated Company

	2009		2008
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)
Actual	$67,738	15.4%	$66,891	16.0%
For Capital Adequacy Purposes	35,094	8.0	33,410	8.0
To Be Well Capitalized	43,867	10.0	41,763	10.0

Tier I Capital
(to Risk-weighted Assets)
Actual	$62,709	14.3%	$62,540	15.0%
For Capital Adequacy Purposes	17,547	4.0	16,705	4.0
To Be Well Capitalized	26,320	6.0	25,058	6.0

Tier I Capital
(to Average Assets)
Actual	$62,709	9.3%	$62,540	9.7%
For Capital Adequacy Purposes	26,914	4.0	25,773	4.0
To Be Well Capitalized	33,642	5.0	32,216	5.0

Bank

	2009		2008
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital
(to Risk-weighted Assets)
Actual	$58,024	13.4%	$56,876	13.9%
For Capital Adequacy Purposes	34,632	8.0	32,799	8.0
To Be Well Capitalized	43,290	10.0	40,998	10.0

Tier I Capital
(to Risk-weighted Assets)
Actual	$53,359	12.3%	$52,520	12.8%
For Capital Adequacy Purposes	17,316	4.0	16,399	4.0
To Be Well Capitalized	25,974	6.0	24,599	6.0

Tier I Capital
(to Average Assets)
Actual	$53,359	8.0%	$52,520	8.3%
For Capital Adequacy Purposes	26,669	4.0	25,423	4.0
To Be Well Capitalized	33,336	5.0	31,778	5.0

NOTE 19 - REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks. Accordingly, at December 31, 2009, the balance in the additional paid in capital account totaling $11,657,000 is unavailable for dividends.

The Bank is subject to regulatory restrictions, which limit its ability to loan funds to Penns Woods Bancorp, Inc.  At December 31, 2009, the regulatory lending limit amounted to approximately $8,704,000.

Cash and Due from Banks

Included in cash and due from banks are reserves required by the district Federal Reserve Bank of $1,064,000 and $1,046,000 at December 31, 2009 and 2008, respectively.  The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

NOTE 20 - FAIR VALUE MEASUREMENTS

The following disclosures show the hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value.  The three broad levels defined by GAAP are as follows:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:

Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities includes items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of December 31, 2009 and 2008, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2009
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment securities, available for sale
U.S. Government and agency securities	$—	$39,136	$—	$39,136
State and political securities	—	144,877	—	144,877
Other debt securties	—	12,976	—	12,976
Equity securities	11,779	—	—	11,779

	2008
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Recurring Basis:
Investment securities, available for sale
U.S. Government and agency securities	$—	$47,586	$—	$47,586
State and political securities	—	131,842	—	131,842
Other debt securties	—	15,554	—	15,554
Equity securities	13,269	—	—	13,269

The following table presents the assets reported on the balance sheet at their fair value on a non-recurring basis as of December 31, 2009 and 2008, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2009
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$7,510	$—	$7,510
Other real estate owned	—	672	—	672

	2008
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$4,876	$—	$4,876
Other real estate owned	—	466	—	466

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose fair values for its financial instruments.  Fair values are made at a specific point in time, based on relevant market information and information about the financial instrument.  These fair values do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Also, it is the Company’s general practice and intention to hold most of its financial instruments to maturity and not to engage in trading or sales activities.  Because no market exists for a significant portion of the Company’s financial instruments, fair values are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions can significantly affect the fair values.

Fair values have been determined by the Company using historical data and an estimation methodology suitable for each category of financial instruments.  The Company’s fair values, methods, and assumptions are set forth below for the Company’s other financial instruments.

As certain assets and liabilities, such as deferred tax assets, premises and equipment, and many other operational elements of the Company, are not considered financial instruments but have value, the fair value of financial instruments would not represent the full market value of the Company.

The fair values of the Company’s financial instruments are as follows at December 31, 2009 and 2008:

	2009		2008
	Carrying	Fair	Carrying	Fair
(In Thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$13,788	$13,788	$16,581	$16,581
Investment securities:
Available for sale	208,768	208,768	208,251	208,251
Held to maturity	107	108	135	136
Loans held for sale	4,063	4,063	3,622	3,622
Loans, net	400,872	403,279	377,122	380,771
Bank-owned life insurance	14,942	14,942	14,546	14,546
Accrued interest receivable	3,523	3,523	3,614	3,614

Financial liabilities:
Interest-bearing deposits	$417,388	$408,056	$345,333	$347,657
Noninterest-bearing deposits	79,899	79,899	76,035	76,035
Short-term borrowings	18,354	18,354	73,946	73,946
Long-term borrowings, FHLB	86,778	89,082	86,778	88,188
Accrued interest payable	1,073	1,073	1,317	1,317

Cash and Cash Equivalents, Loans Held for Sale, Accrued Interest Receivable, Short-term Borrowings, and Accrued Interest Payable:

The fair value is equal to the carrying value.

Investment Securities:

The fair value of investment securities available for sale and held to maturity is equal to the available quoted market price. If no quoted market price is available, fair value is determined by using the quoted market price for similar securities.  Regulatory stocks’ fair value is equal to the carrying value.

Loans:

Fair values are determined for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, commercial real estate, residential real estate, construction real estate, and other consumer.  Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using market discount rates that reflect the credit and interest rate risk inherent in the loan.  The estimate of maturity is based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of December 31, 2009 and 2008.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

The fair values above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

Long Term Borrowings:

The fair value of long term borrowings is based on the discounted value of contractual cash flows.

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the fair value of off-balance sheet items at December 31, 2009 and 2008.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 17.

NOTE 22 — PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31,

(In Thousands)

	2009	2008

ASSETS:
Cash	$103	$94
Investment in subsidiaries:
Bank	55,117	49,327
Nonbank	11,553	11,463
Other assets	223	225

Total Assets	$66,996	$61,109

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$80	$82
Shareholders’ equity	66,916	61,027

Total liability and shareholders’ equity	$66,996	$61,109

CONDENSED STATEMENT OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)

	2009	2008	2007

Operating income:
Dividends from subsidiaries	$7,283	$8,763	$8,039
Security gains	1	—	—
Equity in undistributed earnings of subsidiaries	(897)	(485)	1,152

Operating expenses:	(294)	(275)	(314)

Net income	$6,093	$8,003	$8,877

CONDENSED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)

	2009	2008	2007

OPERATING ACTIVITIES:
Net income	$6,093	$8,003	$8,877
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	897	485	(1,152)
Other, net	—	(43)	67
Net cash provided by operating activities	6,990	8,445	7,792

INVESTING ACTIVITIES:
Investment in subsidiaries	—	—	—

FINANCING ACTIVITIES:
Dividends paid	(7,052)	(7,096)	(6,953)
Issuance of common stock	71	90	99
Stock options exercised	—	11	8
Purchase of treasury stock	—	(1,371)	(972)
Net cash used for financing activities	(6,981)	(8,366)	(7,818)

NET INCREASE (DECREASE) IN CASH	9	79	(26)
CASH, BEGINNING OF YEAR	94	15	41
CASH, END OF YEAR	$103	$94	$15

NOTE 23 — CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, Except Per Share Data)

	For The Three Months Ended
2009	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$8,917	$9,013	$9,113	$9,148
Interest expense	3,080	3,208	3,168	2,942

Net interest income	5,837	5,805	5,945	6,206

Provision for loan losses	126	186	270	335
Non-interest income	1,593	1,694	1,888	1,958
Securities gains (losses), net	(2,369)	(2,086)	(507)	116
Non-interest expense	4,645	4,885	5,097	5,185

Income before income tax (benefit) provision	290	342	1,959	2,760
Income tax (benefit) provision	(549)	(490)	37	260

Net income	$839	$832	$1,922	$2,500

Earnings per share - basic	$0.22	$0.22	$0.50	$0.65

Earnings per share - diluted	$0.22	$0.22	$0.50	$0.65

2008	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$9,048	$8,936	$9,108	$9,016
Interest expense	4,167	3,780	3,595	3,290

Net interest income	4,881	5,156	5,513	5,726

Provision for loan losses	60	60	110	145
Non-interest income	1,876	1,872	1,976	1,763
Securities gains (losses), net	38	(251)	(1,504)	(314)
Non-interest expense	4,445	4,511	4,451	4,542

Income before income tax provision (benefit)	2,290	2,206	1,424	2,488
Income tax provision (benefit)	159	149	(128)	225

Net income	$2,131	$2,057	$1,552	$2,263

Earnings per share - basic	$0.55	$0.53	$0.40	$0.59

Earnings per share - diluted	$0.55	$0.53	$0.40	$0.59

NOTE 24 — SUBSEQUENT EVENTS

The Company assessed events occurring subsequent to December 31, 2009 through March 9, 2010 for potential recognition and disclosure in the consolidated financial statements.  No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on March 9, 2010.

ITEM 9                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A                CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, conducted an evaluated of the effectiveness as of December 31, 2009 of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because there were no material weaknesses discovered, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

S.R. Snodgrass, A.C. an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K, as part of the audit, has issued  a report, which appears below, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Date: March 9, 2010	/s/ Ronald A. Walko	/s/ Brian L. Knepp
	Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Penns Woods Bancorp, Inc.

We have audited Penns Woods Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Penns Woods Bancorp, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Penns Woods Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Penns Woods Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 9, 2010, expressed an unqualified opinion.

Wexford, Pennsylvania

March 9, 2010

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under the captions “The Board of Directors and Committees,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Principal Officers of the Corporation,” and “Certain Transactions” in the Company’s Proxy Statement dated March 24, 2010 (the “Proxy Statement”) is incorporated herein by reference.

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

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the captions “Election of Directors” and “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

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

(10) (ii)	Employee Severance Benefit Plan, dated May 30, 1996, for Ronald A. Walko (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on form S-4, No. 333-65821).*
(10) (iii)	Penns Woods Bancorp, Inc. 1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on form S-4, No. 333-65821).*
(10) (iv)

Form of First Amendment to the Jersey Shore State Bank Amendment and Restatement of the Director Fee Agreement, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 29, 2006).

(10) (v)

Consulting Agreement, dated July 18, 2005 between Hubert A. Valencik and Penns Woods Bancorp, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 18, 2005).

(10) (vi)

Employment Agreement, dated January 11, 1999, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and William H. Rockey (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on 10-K filed on March 14, 2008).*

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

March 9, 2010	PENNS WOODS BANCORP, INC.
	BY:	/s/ RONALD A. WALKO, President & Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Ronald A. Walko
Ronald A. Walko, President, Chief Executive	March 9, 2010
Officer and Director (Principal Executive Officer)

/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer (Principal Financial Officer)	March 9, 2010

/s/ Michael J. Casale
Michael J. Casale, Jr., Director	March 9, 2010

/s/ H. Thomas Davis, Jr.
H. Thomas Davis, Jr., Director	March 9, 2010

/s/ James M. Furey II
James M. Furey II, Director	March 9, 2010

/s/ D. Michael Hawbaker
D. Michael Hawbaker, Director	March 9, 2010

/s/ Leroy H. Keiler III
Leroy H. Keiler III, Director	March 9, 2010

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Director	March 9, 2010

/s/ James E. Plummer
James E. Plummer, Director	March 9, 2010

/s/ William H. Rockey
William H. Rockey, Sr. Vice President & Director	March 9, 2010

/s/ Hubert A. Valencik
Hubert A. Valencik, Director	March 9, 2010