Form 10-Q
period 2010-03-31
PENNS WOODS BANCORP INC
filed 2010-05-10
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2010.

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

On May 5, 2010 there were 3,834,887 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share Data)	2010	2009

ASSETS:
Noninterest-bearing balances	$20,335	$13,760
Interest-bearing deposits in other financial institutions	89	28
Total cash and cash equivalents	20,424	13,788

Investment securities, available for sale, at fair value	217,252	208,768
Investment securities held to maturity (fair value of $108 and $108)	107	107
Loans held for sale	4,364	4,063
Loans	409,919	405,529
Less: Allowance for loan losses	4,864	4,657
Loans, net	405,055	400,872
Premises and equipment, net	8,013	7,988
Accrued interest receivable	3,531	3,523
Bank-owned life insurance	15,062	14,942
Investment in limited partnerships	4,756	4,898
Goodwill	3,032	3,032
Deferred tax asset	9,069	9,491
Other assets	5,090	4,732
TOTAL ASSETS	$695,755	$676,204

LIABILITIES:
Interest-bearing deposits	$440,127	$417,388
Noninterest-bearing deposits	80,913	79,899
Total deposits	521,040	497,287

Short-term borrowings	12,978	18,354
Long-term borrowings, Federal Home Loan Bank (FHLB)	86,778	86,778
Accrued interest payable	990	1,073
Other liabilities	5,997	5,796
TOTAL LIABILITIES	627,783	609,288

SHAREHOLDERS’ EQUITY
Common stock, par value $8.33, 10,000,000 shares authorized; 4,013,663 and 4,013,142 shares issued	33,447	33,443
Additional paid-in capital	18,020	18,008
Retained earnings	27,901	27,218
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(3,212)	(3,569)
Defined benefit plan	(1,920)	(1,920)
Less: Treasury stock at cost, 179,028 shares	(6,264)	(6,264)
TOTAL SHAREHOLDERS’ EQUITY	67,972	66,916
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$695,755	$676,204

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2010	2009

INTEREST AND DIVIDEND INCOME:
Loans including fees	$6,330	$6,219
Investment securities:
Taxable	1,349	1,363
Tax-exempt	1,258	1,246
Dividend and other interest income	52	89
TOTAL INTEREST AND DIVIDEND INCOME	8,989	8,917

INTEREST EXPENSE:
Deposits	1,710	2,005
Short-term borrowings	64	158
Long-term borrowings, FHLB	917	917
TOTAL INTEREST EXPENSE	2,691	3,080

NET INTEREST INCOME	6,298	5,837

PROVISION FOR LOAN LOSSES	300	126

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,998	5,711

NON-INTEREST INCOME:
Service charges	510	525
Securities losses, net	(3)	(2,369)
Earnings on bank-owned life insurance	171	162
Gain on sale of loans	182	118
Insurance commissions	264	354
Other	572	434
TOTAL NON-INTEREST INCOME	1,696	(776)

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,737	2,482
Occupancy, net	331	339
Furniture and equipment	304	307
Pennsylvania shares tax	169	171
Amortization of investment in limited partnerships	142	142
Other	1,303	1,204
TOTAL NON-INTEREST EXPENSE	4,986	4,645

INCOME BEFORE INCOME TAX PROVISION (BENEFIT)	2,708	290
INCOME TAX PROVISION (BENEFIT)	260	(549)
NET INCOME	$2,448	$839

NET INCOME PER SHARE - BASIC	$0.64	$0.22

NET INCOME PER SHARE - DILUTED	$0.64	$0.22

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,834,296	3,831,747

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,834,448	3,831,747

DIVIDENDS PER SHARE	0.46	0.46

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2008	4,010,528	$33,421	$17,959	$28,177	$(12,266)	$(6,264)	$61,027

Comprehensive income:
Net income				839			839
Other comprehensive income					(1,537)		(1,537)
Dividends declared, ($1.84 per share)				(1,762)			(1,762)
Common shares issued for employee stock purchase plan	723	6	11				17
Balance, March 31, 2009	4,011,251	$33,427	$17,970	$27,254	$(13,803)	$(6,264)	$58,584

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2009	4,013,142	$33,443	$18,008	$27,218	$(5,489)	$(6,264)	$66,916

Comprehensive income:
Net income				2,448			2,448
Other comprehensive income					357		357
Dividends declared, ($.46 per share)				(1,765)			(1,765)
Common shares issued for employee stock purchase plan	521	4	12				16
Balance, March 31, 2010	4,013,663	$33,447	$18,020	$27,901	$(5,132)	$(6,264)	$67,972

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2010		2009

Net Income		$2,448		$839
Other Comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	538		(4,697)
Less: Reclassification adjustment for net losses included in net income	(3)		(2,369)
Other comprehensive income (loss) before tax expense (benefit)		541		(2,328)
Income tax expense (benefit) related to other comprehensive income (loss)		184		(791)
Other comprehensive income (loss), net of tax		357		(1,537)
Comprehensive income (loss)		$2,805		$(698)

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

 (UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands)	2010	2009

OPERATING ACTIVITIES:
Net Income	$2,448	$839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190	181
Provision for loan losses	300	126
Accretion and amortization of investment security discounts and premiums	(547)	(23)
Securities losses, net	3	2,369
Originations of loans held for sale	(7,130)	(3,797)
Proceeds of loans held for sale	7,011	5,023
Gain on sale of loans	(182)	(118)
Earnings on bank-owned life insurance	(171)	(162)
Other, net	138	(398)
Net cash provided by operating activities	2,060	4,040
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	147	17
Proceeds from calls and maturities	7,046	2,178
Purchases	(14,592)	(100)
Investment securities held to maturity:
Proceeds from calls and maturities	—	25
Net increase in loans	(4,515)	(5,886)
Acquisition of bank premises and equipment	(215)	(49)
Proceeds from the sale of foreclosed assets	26	—
Purchase of bank-owned life insurance	(31)	(42)
Proceeds from bank-owned life insurance death benefit	82	—
Investment in limited partnership	—	(701)
Purchases of regulatory stock	—	(170)
Net cash used for investing activities	(12,052)	(4,728)
FINANCING ACTIVITIES
Net increase in interest-bearing deposits	22,739	31,511
Net increase (decrease) in noninterest-bearing deposits	1,014	(4,072)
Net decrease in short-term borrowings	(5,376)	(28,678)
Dividends paid	(1,765)	(1,762)
Issuance of common stock	16	17
Net cash provided by (used for) financing activities	16,628	(2,984)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,636	(3,672)
CASH AND CASH EQUIVALENTS, BEGINNING	13,788	16,581
CASH AND CASH EQUIVALENTS, ENDING	$20,424	$12,909

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$2,774	$3,204
Income taxes paid	550	150
Transfer of loans to foreclosed real estate	32	131

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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for the fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 38 through 44 of the Annual Report on Form 10-K for the year ended December 31, 2009.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2. Recent Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-16, Accounting for Transfer of Financial Assets.  ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years.  The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  ASU 2009-17 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In September 2009, the FASB issued new guidance impacting Topic 820.  This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value.  This guidance also requires certain additional disclosures.  This guidance is effective for interim and annual periods ending after December 15, 2009.  The Company has presented the necessary disclosures in Note 8 (Fair Value Measurements) herein.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance.  ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash — a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures.  ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160.  If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted.   The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics — Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation.  ASU 2010-04 is effective January 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-05, Compensation — Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05

updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  ASU 2010-05 is effective January 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company has presented the necessary disclosures in Note 4 (Net Periodic Benefit Cost-Defined Benefit Plans) herein.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s financial position or results.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging.  ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8.  ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010.  The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation — Stock Compensation (Topic 718):  Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability.  A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

	Three Months Ended March 31,
	2010	2009

Weighted average common shares issued	4,013,324	4,010,775

Average treasury stock shares	(179,028)	(179,028)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,834,296	3,831,747

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	152	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,834,448	3,831,747

Options to purchase 990 shares of common stock at a strike price of $24.72 were outstanding during the three months ended March 31, 2010.   The average market price of the Company’s stock was $32.23 for the three months ended March 31, 2010.  Options to purchase 1,980 shares of common stock were outstanding during the three months ended March 31, 2009 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price range being greater than the average market price for the three months ended March 31, 2009.

Note 4.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2009.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended
	March 31,
(In Thousands)	2010	2009

Service cost	$132	$136
Interest cost	171	170
Expected return on plan assets	(161)	(127)
Amortization of transition obligation	(1)	(1)
Amortization of prior service cost	6	6
Amortization of net loss	36	85
Net periodic cost	$183	$269

The following table sets forth by level, within the fair value hierarchy detailed in Note 8 (Fair Value Measurements), the Plan’s assets at fair value as of March 31, 2010:

	March 31, 2010
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$46	$—	$—	$46
Mutual funds - taxable fixed income	3,343	—	—	3,343
Mutual funds - domestic equity	4,038	—	—	4,038
Mutual funds - international equity	1,020	—	—	1,020
Total assets at fair value	$8,447	$—	$—	$8,447

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2009, that it expected to contribute a minimum of $400,000 to its defined benefit plan in 2010.  As of March 31, 2010, there were contributions of $144,000 made to the plan.

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(In Thousands)	2010	2009
Commitments to extend credit	$84,424	$80,061
Standby letters of credit	1,460	1,334

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

Note 7.  Employee Stock Purchase Plan

The Company maintains the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company. The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the three months ended March 31, 2010 and 2009, there were 521 and 723 shares issued under the plan, respectively.

Note 8.  Fair Value Measurements

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of March 31, 2010 and December 31, 2009, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale
U.S. Government and agency securities	$—	$33,827	$—	$33,827
State and political securities	—	156,114	—	156,114
Other debt securties	—	14,052	—	14,052
Equity securities	13,259	—	—	13,259
Total assets measured on a recurring basis	$13,259	$203,993	$—	$217,252

	December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$39,136	$—	$39,136
State and political securities	—	144,877	—	144,877
Other debt securties	—	12,976	—	12,976
Equity securities	11,779	—	—	11,779
Total assets measured on a recurring basis	$11,779	$196,989	$—	$208,768

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$7,872	$—	$7,872
Other real estate owned	—	678	—	678

	December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$7,510	$—	$7,510
Other real estate owned	—	672	—	672

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

The estimated fair values of the Company’s financial instruments are as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In Thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$20,424	$20,424	$13,788	$13,788
Investment securities:
Available for sale	217,252	217,252	208,768	208,768
Held to maturity	107	108	107	108
Loans held for sale	4,364	4,364	4,063	4,063
Loans, net	405,055	403,437	400,872	403,279
Bank-owned life insurance	15,062	15,062	14,942	14,942
Accrued interest receivable	3,531	3,531	3,523	3,523

Financial liabilities:
Interest-bearing deposits	$440,127	$442,144	$417,388	$408,056
Noninterest-bearing deposits	80,913	80,913	79,899	79,899
Short-term borrowings	12,978	12,978	18,354	18,354
Long-term borrowings, FHLB	86,778	89,508	86,778	89,082
Accrued interest payable	990	990	1,073	1,073

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of March 31, 2010 and December 31, 2009.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the estimated fair value of off-balance sheet items at March 31, 2010 and December 31, 2009.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 5.

Note 10.  Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB.  At March 31, 2010, the Bank held $7,271,300 in stock of the FHLB, which was in compliance with this requirement.

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

Based on its analysis of these factors, the Company determined that its holding of FHLB stock was not impaired on March 31, 2010.

Note 11. Investment Securities

The amortized cost and estimated fair values of investment securities at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$31,790	$2,041	$(4)	$33,827
State and political securities	165,297	686	(9,869)	156,114
Other debt securities	13,306	812	(66)	14,052
Total debt securities	210,393	3,539	(9,939)	203,993
Equity securities	11,725	1,571	(37)	13,259
Total investment securities AFS	$222,118	$5,110	$(9,976)	$217,252

Held to maturity (HTM)
U.S. Government and agency securities	$6	$—	$—	$6
Other debt securities	101	1	—	102
Total investment securities HTM	$107	$1	$—	$108

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$37,038	$2,098	$—	$39,136
State and political securities	153,914	733	(9,770)	144,877
Other debt securities	12,271	834	(129)	12,976
Total debt securities	203,223	3,665	(9,899)	196,989
Equity securities	10,952	981	(154)	11,779
Total investment securities AFS	$214,175	$4,646	$(10,053)	$208,768

Held to maturity (HTM)
U.S. Government and agency securities	$6	$—	$—	$6
Other debt securities	101	1	—	102
Total investment securities HTM	$107	$1	$—	$108

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009.

	March 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$995	$4	$—	$—	$995	$4
State and political securities	68,081	2,472	36,801	7,397	104,882	9,869
Other debt securities	1,083	2	1,081	64	2,164	66
Total debt securities	70,159	2,478	37,882	7,461	108,041	9,939
Equity securities	68	1	1,010	36	1,078	37
Total	$70,227	$2,479	$38,892	$7,497	$109,119	$9,976

	December 31, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	60,005	2,336	36,267	7,434	96,272	9,770
Other debt securities	—	—	1,191	129	1,191	129
Total debt securities	60,005	2,336	37,458	7,563	97,463	9,899
Equity securities	159	27	918	127	1,077	154
Total	$60,164	$2,363	$38,376	$7,690	$98,540	$10,053

At March 31, 2010 there were a total of 95 and 103 individual securities that were in a continuous unrealized loss position for less than twelve months and greater than twelve months, respectively.

The Company reviews its position quarterly and has determined that, at March 31, 2010, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  There were 198 positions that were temporarily impaired at March 31, 2010.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and estimated fair value of debt securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
(In Thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$50	$50
Due after one year to five years	13,564	14,351	51	52
Due after five years to ten years	3,469	3,232	—	—
Due after ten years	193,360	186,410	6	6
Total	$210,393	$203,993	$107	$108

Total gross proceeds from sales of securities available for sale were $147,000 and $17,000, for March 31, 2010 and 2009, respectively.  The following table represents gross realized gains and losses on those transactions:

	March 31,	March 31,
(In Thousands)	2010	2009
Gross realized gains:
U.S. Government and agency securities	$—	$—
State and political securities	—	—
Other debt securities	6	—
Equity securities	—	1
Total gross realized gains	$6	$1

Gross realized losses:
U.S. Government and agency securities	$—	$—
State and political securities	—	—
Other debt securities	9	37
Equity securities	—	2,333
Total gross realized losses	$9	$2,370

Gross realized losses for the equity securities portfolio include impairment charges of $0 and $2,333,000 for the three months ended March 31, 2010 and 2009, respectively.

Note 12. Loans

The allocation of the loan portfolio, by delinquency status, as of March 31, 2010 and December 31, 2009 is presented below:

	March 31, 2010
			Past Due
			90 Days
		Past Due	Or More
		30 To 90	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$48,449	$253	$47	$184	$48,933
Real estate mortgage:
Residential	165,835	6,122	—	985	172,942
Commercial	152,679	700	113	1,961	155,453
Construction	18,987	2,965	—	555	22,507
Installment loans to individuals	10,952	129	—	18	11,099
	396,902	$10,169	$160	$3,703	410,934
Less: Net deferred loan fees	1,015				1,015
Allowance for loan losses	4,864				4,864
Loans, net	$391,023				$405,055

	December 31, 2009
			Past Due
			90 Days
		Past Due	Or More
		30 To 90	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$45,930	$457	$182	$78	$46,647
Real estate mortgage:
Residential	165,313	7,333	951	749	174,346
Commercial	147,455	2,860	1,429	465	152,209
Construction	18,247	2,992	—	556	21,795
Installment loans to individuals	11,192	311	3	43	11,549
	388,137	$13,953	$2,565	$1,891	406,546
Less: Net deferred loan fees	1,017				1,017
Allowance for loan losses	4,657				4,657
Loans, net	$382,463				$400,872

The recorded investment in loans for which impairment has been recognized amounted to $8,749,000 at March 31, 2010, compared to $8,312,000 at December 31, 2009.  The valuation allowance related to impaired loans amounted to $877,000 at March 31, 2010 and $802,000 at December 31, 2009.  The increase in impaired loans and valuation allowance is primarily from a few commercial relationships.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company cautions readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the  increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2010 and 2009

Summary Results

Net income for the three months ended March 31, 2010 was $2,448,000 compared to $839,000 for the same period of 2009 as after-tax securities losses decreased $1,562,000 (from a loss of $1,564,000 to a loss of $2,000).  Included within the change in after-tax securities losses for the three  months ended March 31, 2009 was an other than temporary impairment charge relating to certain equity securities held in the investment portfolio of $2,333,000. Basic and diluted earnings per share for the three months ended March 31, 2010 were $0.64 compared to $0.22 for the three months ended March 31, 2009.  Return on average assets and return on average equity were 1.42% and 14.31% for the three months ended March 31, 2010 compared to 0.52% and 5.64% for the corresponding period of 2009.  Net income from core operations (“operating earnings”) increased to $2,450,000 for the three months ended March 31, 2010 compared to $2,403,000 for the same period of 2009.  Operating earnings per share for the three months ended March 31, 2010 were $0.64 basic and dilutive compared to $0.63 basic and dilutive for the three months ended March 31, 2009.

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

Reconciliation of GAAP and non-GAAP Income

	Three Months Ended
	March 31,
(In Thousands)	2010	2009
GAAP net income	$2,448	$839
Less: securities gains (losses), net of tax	(2)	(1,564)
Non-GAAP operating earnings	$2,450	$2,403

	Three Months Ended
	March 31,
(In Thousands)	2010	2009
Return on average assets (ROA)	1.42%	0.52%
Less: securities gains (losses), net of tax	0.00%	-0.96%
Non-GAAP operating ROA	1.42%	1.48%

	Three Months Ended
	March 31,
(In Thousands)	2010	2009
Return on average equity (ROE)	14.31%	5.64%
Less: securities gains (losses), net of tax	-0.02%	-10.52%
Non-GAAP operating ROE	14.33%	16.16%

	Three Months Ended
	March 31,
(In Thousands)	2010	2009
Basic earnings per share (EPS)	$0.64	$0.22
Less: securities gains (losses), net of tax	0.00	(0.41)
Non-GAAP basic operating EPS	$0.64	$0.63

	Three Months Ended
	March 31,
(In Thousands)	2010	2009
Dilutive EPS	$0.64	$0.22
Less: securities gains (losses), net of tax	0.00	(0.41)
Non-GAAP dilutive operating EPS	$0.64	$0.63

Interest and Dividend Income

Interest and dividend income for the three months ended March 31, 2010 increased $72,000 to $8,989,000 compared to $8,917,000 for the same period of 2009.  The increase in interest income was the result of an increase in loan interest of $111,000 which offset the decline in investment securities income of $39,000.  The increase in loan interest is the result of growth in the average gross loan portfolio of $22,373,000.  The growth offset a decline in the average taxable equivalent yield of 24 basis points (“bp”) caused by the low interest rate environment

that has existed over the past year.   Dividend income decreased as a direct result of the current status of the economy that has caused many of the issuers of equity holdings in our portfolio to decrease or suspend their dividend.  On a taxable equivalent basis, total interest income increased $87,000 due to volume increases that offset the decline in yield.

Interest and dividend income composition for the three months ended March 31, 2010 and 2009 was as follows:

	For The Three Months Ended
	March 31, 2010		March 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,330	70.4%	$6,219	69.7%	$111	1.8%
Investment securities:
Taxable	1,349	15.0	1,363	15.3	(14)	(1.0)
Tax-exempt	1,258	14.0	1,246	14.0	12	1.0
Dividend and other interest income	52	0.6	89	1.0	(37)	(41.6)
Total interest and dividend income	$8,989	100.0%	$8,917	100.0%	$72	0.8%

Interest Expense

Interest expense for the three months ended March 31, 2010 decreased $389,000 to $2,691,000 compared to $3,080,000 for the same period of 2009.  The decreased expense of $295,000 associated with deposits is primarily the result of a reduction of 82 bp in rates paid on time deposits.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) interest rate actions and campaigns conducted by the Company during the past two years to attract short-term CDs resulting in an increased repricing frequency.  Short-term borrowings interest expense decreased $94,000 as the average balance of such borrowings decreased $46,742,000, while the rate paid increased 73 bp.  Long-term borrowing interest expense remained the same, as the average balance and the average rate paid on such borrowings did not change.

Interest expense composition for the three months ended March 31, 2010 and 2009 was as follows:

	For The Three Months Ended
	March 31, 2010		March 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,710	63.5%	$2,005	65.1%	$(295)	(14.7)%
Short-term borrowings	64	2.4	158	5.1	(94)	(59.5)
Long-term borrowings, FHLB	917	34.1	917	29.8	—	—
Total interest expense	$2,691	100.0%	$3,080	100.0%	$(389)	(12.6)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended March 31, 2010 was 4.49% compared to 4.47% for the corresponding period of 2009.  The increase in the NIM was driven by a 42 bp decline in the rate paid on interest bearing liabilities that more than compensated for a 36 bp decline in the yield on interest earning assets.  The decrease in earning asset yield is due to the impact on the loan and investment portfolios of the current low rate environment.  The decrease in the cost of interest bearing liabilities to 2.03% from 2.45% was driven by a reduction in the rate paid on time deposits of 82 bp.  The reduction in the rate paid on time deposits was the result of a shortening of the time deposit portfolio that has resulted in an increasing repricing frequency during this period of decreasing rates.  The duration of the time deposit portfolio began to be lengthened during the second quarter of 2009 due to the apparent bottoming or near bottoming of deposit rates.

The following is a schedule of average balances and associated yields for the three months ended March 31, 2010 and 2009:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$17,346	$292	6.83%	$16,052	$265	6.70%
All other loans	394,957	6,137	6.30%	373,878	6,044	6.56%
Total loans	412,303	6,429	6.32%	389,930	6,309	6.56%

Taxable investment securities	106,645	1,400	5.25%	101,890	1,452	5.70%
Tax-exempt investment securities	107,013	1,906	7.12%	101,654	1,888	7.43%
Total securities	213,658	3,306	6.19%	203,544	3,340	6.56%

Interest-bearing deposits	7,569	1	0.05%	23	—	0.00%

Total interest-earning assets	633,530	9,736	6.20%	593,497	9,649	6.56%

Other assets	55,410			55,256

Total assets	$688,940			$648,753

Liabilities and shareholders’ equity:
Savings	$62,282	53	0.35%	$59,642	78	0.53%
Super Now deposits	63,046	109	0.70%	53,890	129	0.97%
Money market deposits	87,186	287	1.34%	41,276	212	2.08%
Time deposits	220,214	1,261	2.32%	205,110	1,586	3.14%
Total interest-bearing deposits	432,728	1,710	1.60%	359,918	2,005	2.26%

Short-term borrowings	14,745	64	1.76%	61,487	158	1.03%
Long-term borrowings, FHLB	86,778	917	4.23%	86,778	917	4.23%
Total borrowings	101,523	981	3.87%	148,265	1,075	2.90%

Total interest-bearing liabilities	534,251	2,691	2.03%	508,183	3,080	2.45%

Demand deposits	78,039			71,321
Other liabilities	8,245			9,760
Shareholders’ equity	68,405			59,489
Total liabilities and shareholders’ equity	$688,940			$648,753

Interest rate spread			4.17%			4.11%
Net interest income/margin		$7,045	4.49%		$6,569	4.47%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended
	March 31,
(In Thousands)	2010	2009

Total interest income	$8,989	$8,917
Total interest expense	2,691	3,080

Net interest income	6,298	5,837
Tax equivalent adjustment	747	732

Net interest income (fully taxable equivalent)	$7,045	$6,569

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010 vs 2009
	Increase (Decrease)
	Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$22	$5	$27
Loans	1,196	(1,103)	93
Taxable investment securities	321	(373)	(52)
Tax-exempt investment securities	359	(341)	18
Interest bearing deposits	1	—	1
Total interest-earning assets	1,899	(1,812)	87

Interest expense:
Savings deposits	22	(47)	(25)
Super Now deposits	103	(123)	(20)
Money market deposits	524	(449)	75
Time deposits	666	(991)	(325)
Short-term borrowings	(513)	419	(94)
Long-term borrowings, FHLB	—	—	—
Total interest-bearing liabilities	802	(1,191)	(389)
Change in net interest income	$1,097	$(621)	$476

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2010, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $4,657,000 at December 31, 2009 to $4,864,000 at March 31, 2010.  At March 31, 2010 and December 31, 2009, the allowance for loan losses to total loans was 1.19% and 1.15%, respectively.

The provision for loan losses totaled $300,000 for the three months ended March 31, 2010, compared to $126,000 for the same period in 2009.  The amount of the increase in the provision was the result of several factors, including but not limited to, an increase in gross loans of $4,390,000 since December 31, 2009, a ratio of annualized net charge-offs to average loans of 0.09% for the three months ended March 31, 2010, a ratio of nonperforming loans to total loans of 0.94% at March 31, 2010, and a ratio of the allowance for loan losses to nonperforming loans of 125.91% at March 31, 2010.  Nonperforming loans decreased to $3,863,000 at March 31, 2010 from $4,456,000 at December 31, 2009.  Continued uncertainty surrounding the economy and internal loan review and analysis, coupled with the ratios noted previously, dictated an increase in the provision for loan losses.  The increase did not equate to the change in charge-offs and nonperforming loans due to the economic situation and the collateral status of the nonperforming loans and overall loan portfolio in general, which limits the loan specific allocation of the allowance for loan losses.

Following is a table showing the changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
(In Thousands)	March 31, 2010	March 31, 2009
Balance at beginning of period	$4,657	$4,356
Charge-offs:
Real estate	22	16
Commercial and industrial	90	—
Installment loans to individuals	37	54
Total charge-offs	149	70
Recoveries:
Real estate	6	3
Commercial and industrial	—	—
Installment loans to individuals	50	26
Total recoveries	56	29
Net charge-offs	93	41
Additions charged to operations	300	126
Balance at end of period	$4,864	$4,441
Ratio of net annualized charge-offs during the period to average loans outstanding during the period	0.09%	0.04%

Following is a table showing the changes in total nonperforming loans as of:

	Total Nonperforming Loans
		90 Days
(In Thousands)	Nonaccrual	Past Due	Total
March 31, 2010	$3,703	$160	$3,863
December 31, 2009	1,891	2,565	4,456
September 30, 2009	1,448	4,396	5,844
June 30, 2009	2,089	578	2,667
March 31, 2009	2,033	236	2,269

Loans not included above which are troubled debt restructurings, totaled $747,000, $426,000, and $0 at March 31, 2010, December 31, 2009, and March 31, 2009, respectively.

Non-interest Income

Total non-interest income for the three months ended March 31, 2010 compared to the same period in 2009 increased $2,472,000 to $1,696,000 due to a $2,366,000 decrease in net securities losses.  Excluding net securities gains and losses, non-interest income for the first quarter of 2010 would have increased $106,000 compared to the 2009 period.  Deposit service charges decreased $15,000 as overdraft fee income decreased $7,000, in addition to customers migrating to no service charge checking accounts that were introduced as part of a customer acquisition and retention program.  Gain on sale of loans increased $64,000 due primarily to an increase in  volume that compensated for a change in product mix which has resulted in a greater percentage of the fee collected being categorized as other income.  Some of the increase in volume can be attributed to the home buyer tax credit that expired April 30, 2010.

Insurance commissions for the three months ended March 31, 2010 decreased $90,000 compared to the same period in 2009 due to a softening market and shift in product mix.  Management of The M Group continues to pursue new and build upon current relationships.  The sales call program continues to expand to other financial institutions, which results in additional revenue for The M Group if another sales outlet is added.  However, the addition of another sales outlet for The M Group can take up to a year or more to be completed.

Non-interest income composition for the three months ended March 31, 2010 and 2009 was as follows:

	For the Three Months Ended
	March 31, 2010		March 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$510	30.1%	$525	(67.7)%	$(15)	(2.9)%
Securities losses, net	(3)	(0.2)	(2,369)	305.3	2,366	99.9
Bank owned life insurance	171	10.1	162	(20.9)	9	5.6
Gain on sale of loans	182	10.7	118	(15.2)	64	54.2
Insurance commissions	264	15.6	354	(45.6)	(90)	(25.4)
Other	572	33.7	434	(55.9)	138	31.8
Total non-interest income	$1,696	100.0%	$(776)	100.0%	$2,472	(318.6)%

Non-interest Expense

Total non-interest expense increased $341,000 for the three months ended March 31, 2010 compared to the same period of 2009.  The $255,000 increase in salaries and employee benefits was attributable to several items including standard cost of living wage adjustments for employees, increased pension expense, and other benefit costs.  Other expenses increased primarily due to normal anticipated inflationary adjustments to ongoing business operating costs in addition to increased FDIC insurance cost.

Non-interest expense composition for the three months ended March 31, 2010 and 2009 was as follows:

	For the Three Months Ended
	March 31, 2010		March 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,737	54.9%	$2,482	53.4%	$255	10.3%
Occupancy, net	331	6.6	339	7.3	(8)	(2.4)
Furniture and equipment	304	6.1	307	6.6	(3)	(1.0)
Pennsylvania shares tax	169	3.4	171	3.7	(2)	(1.2)
Amortization of investment in limited partnerships	142	2.9	142	3.1	—	—
Other	1,303	26.1	1,204	25.9	99	8.2
Total non-interest expense	$4,986	100.0%	$4,645	100.0%	$341	7.3%

Provision for Income Taxes

Income taxes increased $809,000 for the three months ended March 31, 2010 compared to the same period of 2009.  The primary cause of the changes in tax expense is the impact of net securities losses.  Excluding the impact of the net securities gains and losses, the effective tax rate for the three months ended March 31, 2010 and 2009 was 9.63%.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $6,636,000 from $13,788,000 at December 31, 2009 to $20,424,000 at March 31, 2010 primarily as a result of the following activities during the three months ended March 31, 2010:

Loans Held for Sale

Activity regarding loans held for sale resulted in loan originations exceeding sale proceeds, less $182,000 in realized gains, by $301,000 for the three months ended March 31, 2010.

Loans

Gross loans increased $4,390,000 since December 31, 2009 due to an increase of commercial and construction related loans, which was partially offset by a decrease in residential real estate loans.

The allocation of the loan portfolio, by category, as of March 31, 2010 and December 31, 2009 is presented below:

	March 31, 2010		December 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial and agricultural	$48,933	11.9%	$46,647	11.5%	$2,286	4.9%
Real estate mortgage:
Residential	172,942	42.2	174,346	43.1	(1,404)	(0.8)
Commercial	155,453	37.9	152,209	37.5	3,244	2.1
Construction	22,507	5.5	21,795	5.4	712	3.3
Installment loans to individuals	11,099	2.7	11,549	2.8	(450)	(3.9)
Less: Net deferred loan fees	1,015	(0.2)	1,017	(0.3)	(2)	(0.2)
Gross loans	$409,919	100.0%	$405,529	100.0%	$4,390	1.1%

Investments

The estimated fair value of the investment securities portfolio at March 31, 2010 has increased $8,484,000 since December 31, 2009.  The change is primarily due to purchases of state and political securities as the level of net unrealized losses remained constant.  The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 90% of the debt securities portfolio is currently rated A or higher by either S&P or Moody’s.

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

The bond portion of the portfolio review is conducted with emphases on several factors.  Continued payment of principal and interest is given primary importance with credit rating and financial condition of the issuer following as the next most important.  Credit ratings were reviewed with the ratings of the bonds being satisfactory.  Those that were not currently rated were discussed with a third party and/or underwent an internal financial review.  The Company also monitors whether each of the investments incurred a decline in market value from carrying value of at least 20% for twelve consecutive months or a similar decline of at least 50% for three consecutive months.  Each bond is reviewed to determine whether it is a general obligation bond, which is backed by the credit and taxing power of the issuing jurisdiction, or revenue bond, which is only payable from specified revenues.  Based on the review undertaken by the Company, the Company determined that the decline in value of the various bond holdings were deemed to be temporary and were the result of the general market downturns and interest rate/yield curve changes, not credit issues.  The fact that almost all of such bonds are general obligation bonds further solidified the Company’s determination that the decline in the value of these bond holdings is temporary.

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact financial sector stock pricing.  The stock market improvement over the first quarter of 2010 has led to an increase in net unrealized gains of $707,000 to $1,534,000 at March 31, 2010.  In addition, the amortized cost of  the equity securities portfolio has increased $773,000 as the company has begun to build the portfolio balance, while continuing to diversify geographic risk.

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

The distribution of credit ratings by amortized cost and estimated fair values for the debt security portfolio at March 31, 2010 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available for sale (AFS)
U.S. Government and agency securities	$31,790	$33,827	$—	$—	$—	$—	$—	$—	$31,790	$33,827
State and political securities	147,327	140,201	8,966	7,861	—	—	9,004	8,052	165,297	156,114
Other debt securities	12,384	13,172	850	811	—	—	72	69	13,306	14,052
Total debt securities AFS	$191,501	$187,200	$9,816	$8,672	$—	$—	$9,076	$8,121	$210,393	$203,993

Held to maturity (HTM)
U.S. Government and agency securities	$6	$6	$—	$—	$—	$—	$—	$—	$6	$6
Other debt securities	101	102	—	—	—	—	—	—	101	102
Total debt securities HTM	$107	$108	$—	$—	$—	$—	$—	$—	$107	$108

Financing Activities

Deposits

Total deposits increased 4.8% or $23,753,000 from December 31, 2009 to March 31, 2010.  The growth was led by a 26.9% or $20,091,000 increase in money market deposits from December 31, 2009 to March 31, 2010.  The increase in core deposits (deposits less time deposits) of 8.8% or $24,534,000 has provided relationship driven funding for the loan portfolio, while also reducing the utilization of FHLB borrowings.  The increase in deposits is the result of a deposit gathering program coupled with customers coming back to their hometown bank in the wake of the economic turbulence.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2010		December 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$80,913	15.5%	$79,899	16.1%	$1,014	1.3%
NOW accounts	64,362	12.4	64,361	12.9	1	0.0
Money market deposits	94,725	18.2	74,634	15.0	20,091	26.9
Savings deposits	64,255	12.3	60,827	12.2	3,428	5.6
Time deposits	216,785	41.6	217,566	43.8	(781)	(0.4)
Total deposits	$521,040	100.0%	$497,287	100.0%	$23,753	4.8%

Borrowed Funds

Total borrowed funds decreased 5.1% or $5,376,000 to $99,756,000 at March 31, 2010 compared to $105,132,000 at December 31, 2009.  The decrease in borrowed funds is primarily the result of growth in deposits as part of the previously discussed deposit gathering campaigns that were utilized to provide loan portfolio funding and to reduce the level of total borrowings.  FHLB repurchase agreements were utilized as their structure allowed for a reduction in interest expense, while providing the ability to reduce the borrowings at our discretion as deposit levels increased.

	March 31, 2010		December 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$5,155	4.9%	$(5,155)	(100.0)%
Securities sold under agreement to repurchase	12,978	13.0	13,199	12.6	(221)	(1.7)
Total short-term borrowings	12,978	13.0	18,354	17.5	(5,376)	(29.3)

Long-term borrowings, FHLB	86,778	87.0	86,778	82.5	—	—
Total borrowed funds	$99,756	100.0%	$105,132	100.0%	$(5,376)	(5.1)%

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

Capital ratios as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$69,201	15.4%	$67,738	15.4%
For Capital Adequacy Purposes	35,845	8.0	35,094	8.0
To Be Well Capitalized	44,806	10.0	43,867	10.0

Tier I Capital (to Risk-weighted Assets)
Actual	$63,647	14.2%	$62,709	14.3%
For Capital Adequacy Purposes	17,922	4.0	17,547	4.0
To Be Well Capitalized	26,883	6.0	26,320	6.0

Tier I Capital (to Average Assets)
Actual	$63,647	9.3%	$62,709	9.3%
For Capital Adequacy Purposes	27,374	4.0	26,914	4.0
To Be Well Capitalized	34,217	5.0	33,642	5.0

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

The following liquidity measures are monitored for compliance and were within the limits cited at March 31, 2010:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $214,013,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $14,278,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $86,778,000 as of March 31, 2010.

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

The following is a rate shock forecast for the twelve month period ended March 31, 2011 assuming a static balance sheet as of March 31, 2010.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200
Net interest income	$21,312	$23,101	$23,833	$23,813	$23,721
Change from static	(2,521)	(732)	—	(20)	(112)
Percent change from static	-10.58%	-3.07%	—	-0.08%	-0.47%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analyses or simulation analyses compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2009.  Additional information and details are provided in the “Liquidity and Interest Rate Sensitivity” section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month #1 (January 1 - January 31, 2010)	—	—	—	78,344

Month #2 (February 1 - February 28, 2010)	—	—	—	78,344

Month #3 (March 1 - March 31, 2010)	—	—	—	78,344

On April 27, 2010, the Board of Directors extended the previously approved authorization to repurchase up to 197,000 shares, or approximately 5%, of the outstanding shares of the Company for an additional year to April 30, 2011.  To date, there have been 118,656 shares repurchased under this plan.

Item 3.         Defaults Upon Senior Securities

None

Item 4.         (Removed and Reserved)

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

PENNS WOODS BANCORP, INC.
(Registrant)

Date: May 10, 2010	/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2010	/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer