Form 10-Q
period 2010-06-30
PENNS WOODS BANCORP INC
filed 2010-08-09
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2010.

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

On August 5, 2010 there were 3,833,849 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share Data)	2010	2009

ASSETS:
Noninterest-bearing balances	$12,378	$13,760
Interest-bearing deposits in other financial institutions	11,963	28
Total cash and cash equivalents	24,341	13,788

Investment securities, available for sale, at fair value	225,625	208,768
Investment securities held to maturity (fair value of $83 and $108)	82	107
Loans held for sale	5,584	4,063
Loans	411,960	405,529
Less: Allowance for loan losses	5,047	4,657
Loans, net	406,913	400,872
Premises and equipment, net	7,966	7,988
Accrued interest receivable	3,673	3,523
Bank-owned life insurance	15,188	14,942
Investment in limited partnerships	4,615	4,898
Goodwill	3,032	3,032
Deferred tax asset	8,399	9,491
Other assets	4,873	4,732
TOTAL ASSETS	$710,291	$676,204

LIABILITIES:
Interest-bearing deposits	$442,002	$417,388
Noninterest-bearing deposits	87,979	79,899
Total deposits	529,981	497,287

Short-term borrowings	14,209	18,354
Long-term borrowings, Federal Home Loan Bank (FHLB)	86,778	86,778
Accrued interest payable	900	1,073
Other liabilities	7,820	5,796
TOTAL LIABILITIES	639,688	609,288

SHAREHOLDERS’ EQUITY
Common stock, par value $8.33, 10,000,000 shares authorized; 4,014,272 and 4,011,985 shares issued	33,452	33,443
Additional paid-in capital	18,032	18,008
Retained earnings	28,910	27,218
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(1,561)	(3,569)
Defined benefit plan	(1,920)	(1,920)
Less: Treasury stock at cost, 180,596 and 179,028 shares	(6,310)	(6,264)
TOTAL SHAREHOLDERS’ EQUITY	70,603	66,916
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$710,291	$676,204

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2010	2009	2010	2009

INTEREST AND DIVIDEND INCOME:
Loans including fees	$6,398	$6,349	$12,728	$12,568
Investment securities:
Taxable	1,405	1,374	2,754	2,737
Tax-exempt	1,270	1,249	2,528	2,495
Dividend and other interest income	51	41	103	130
TOTAL INTEREST AND DIVIDEND INCOME	9,124	9,013	18,113	17,930

INTEREST EXPENSE:
Deposits	1,551	2,204	3,261	4,209
Short-term borrowings	56	78	120	236
Long-term borrowings, FHLB	927	926	1,844	1,843
TOTAL INTEREST EXPENSE	2,534	3,208	5,225	6,288

NET INTEREST INCOME	6,590	5,805	12,888	11,642

PROVISION FOR LOAN LOSSES	400	186	700	312

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,190	5,619	12,188	11,330

NON-INTEREST INCOME:
Service charges	537	541	1,047	1,066
Securities gains (losses), net	56	(2,086)	53	(4,455)
Earnings on bank-owned life insurance	128	112	299	274
Gain on sale of loans	330	103	512	221
Insurance commissions	273	347	537	701
Other	684	591	1,256	1,025
TOTAL NON-INTEREST INCOME	2,008	(392)	3,704	(1,168)

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,615	2,595	5,352	5,077
Occupancy, net	313	318	644	657
Furniture and equipment	322	306	626	613
Pennsylvania shares tax	169	172	338	343
Amortization of investment in limited partnerships	141	141	283	283
Other	1,430	1,353	2,733	2,557
TOTAL NON-INTEREST EXPENSE	4,990	4,885	9,976	9,530

INCOME BEFORE INCOME TAX PROVISION (BENEFIT)	3,208	342	5,916	632
INCOME TAX PROVISION (BENEFIT)	436	(490)	696	(1,039)
NET INCOME	$2,772	$832	$5,220	$1,671

NET INCOME PER SHARE - BASIC	$0.72	$0.22	$1.36	$0.44

NET INCOME PER SHARE - DILUTED	$0.72	$0.22	$1.36	$0.44

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,834,164	3,832,520	3,834,230	3,832,135

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,834,291	3,832,596	3,834,370	3,832,173

DIVIDENDS PER SHARE	$0.46	$0.46	$0.92	$0.92

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2008	4,010,528	$33,421	$17,959	$28,177	$(12,266)	$(6,264)	$61,027

Comprehensive income:
Net income				1,671			1,671
Other comprehensive income					2,163		2,163
Dividends declared, ($0.92 per share)				(3,526)			(3,526)
Common shares issued for employee stock purchase plan	1,457	12	24				36
Balance, June 30, 2009	4,011,985	$33,433	$17,983	$26,322	$(10,103)	$(6,264)	$61,371

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2009	4,013,142	$33,443	$18,008	$27,218	$(5,489)	$(6,264)	$66,916

Comprehensive income:
Net income				5,220			5,220
Other comprehensive income					2,008		2,008
Dividends declared, ($0.92 per share)				(3,528)			(3,528)
Common shares issued for employee stock purchase plan	1,130	9	24				33
Purchase of treasury stock (1,568 shares)						(46)	(46)
Balance, June 30, 2010	4,014,272	$33,452	$18,032	$28,910	$(3,481)	$(6,310)	$70,603

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,				Six Months Ended June 30,
(In Thousands)	2010		2009		2010		2009

Net Income		$2,772		$832		$5,220		$1,671
Other Comprehensive income:
Change in unrealized gain (loss) on available for sale securities	2,557		3,520		3,095		(1,178)
Less: Reclassification adjustment for net gains (losses) included in net income	56		(2,086)		53		(4,455)
Other comprehensive income before tax expense		2,501		5,606		3,042		3,277
Income tax expense related to other comprehensive income		850		1,906		1,034		1,114
Other comprehensive income, net of tax		1,651		3,700		2,008		2,163
Comprehensive income		$4,423		$4,532		$7,228		$3,834

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In Thousands)	2010	2009

OPERATING ACTIVITIES:
Net Income	$5,220	$1,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	385	364
Provision for loan losses	700	312
Accretion and amortization of investment security discounts and premiums	(1,088)	(518)
Securities (gains) losses, net	(53)	4,455
Originations of loans held for sale	(22,939)	(10,202)
Proceeds of loans held for sale	21,930	9,450
Gain on sale of loans	(512)	(221)
Earnings on bank-owned life insurance	(299)	(274)
Other, net	665	(1,327)
Net cash provided by operating activities	4,009	3,710
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	430	4,682
Proceeds from calls and maturities	10,573	5,132
Purchases	(22,486)	(9,955)
Investment securities held to maturity:
Proceeds from calls and maturities	26	26
Net increase in loans	(6,773)	(11,501)
Acquisition of bank premises and equipment	(363)	(155)
Proceeds from the sale of foreclosed assets	79	—
Purchase of bank-owned life insurance	(32)	(42)
Proceeds from bank-owned life insurance death benefit	82	—
Investment in limited partnership	—	(738)
Purchases of regulatory stock	—	(170)
Net cash used for investing activities	(18,464)	(12,721)
FINANCING ACTIVITIES
Net increase in interest-bearing deposits	24,614	75,159
Net increase (decrease) in noninterest-bearing deposits	8,080	(1,526)
Net decrease in short-term borrowings	(4,145)	(59,066)
Dividends paid	(3,528)	(3,526)
Issuance of common stock	33	36
Purchase of treasury stock	(46)	—
Net cash provided by financing activities	25,008	11,077
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,553	2,066
CASH AND CASH EQUIVALENTS, BEGINNING	13,788	16,581
CASH AND CASH EQUIVALENTS, ENDING	$24,341	$18,647

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$5,398	$6,385
Income taxes paid	1,600	1,175
Transfer of loans to foreclosed real estate	32	614

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

Note 2. Recent Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets.  ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash — a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation — Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  ASU 2010-05 is effective January 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging.  ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8.  ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset — a consensus of the FASB Emerging Issues Task Force.  ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets.  Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said.  The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later.  The amendment is not expected to have a significant impact on the Company’s financial statements.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Weighted average common shares issued	4,013,892	4,011,548	4,013,610	4,011,163

Average treasury stock shares	(179,728)	(179,028)	(179,380)	(179,028)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,834,164	3,832,520	3,834,230	3,832,135

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	127	76	140	38

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,834,291	3,832,596	3,834,370	3,832,173

Options to purchase 990 shares of common stock at a strike price of $24.72 were outstanding during the six months ended June 30, 2010.   The average market price of the Company’s stock was $31.46 for the six months ended June 30, 2010.  Options to purchase 990 shares of common stock were outstanding during the six months ended June 30, 2009 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the strike price range being greater than the average market price for the six months ended June 30, 2009.

Note 4.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2009.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2010	2009	2010	2009

Service cost	$131	$136	$263	$272
Interest cost	171	170	342	340
Expected return on plan assets	(160)	(127)	(321)	(254)
Amortization of transition obligation	(1)	—	(2)	(1)
Amortization of prior service cost	7	7	13	13
Amortization of net loss	37	84	73	169
Net periodic cost	$185	$270	$368	$539

The following table sets forth by level, within the fair value hierarchy detailed in Note 8 (Fair Value Measurements), the Plan’s assets at fair value as of June 30, 2010:

	June 30, 2010
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$206	$—	$—	$206
Mutual funds - taxable fixed income	3,073	—	—	3,073
Mutual funds - domestic equity	3,351	—	—	3,351
Mutual funds - international equity	1,138	—	—	1,138
Total assets at fair value	$7,768	$—	$—	$7,768

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2009, that it expected to contribute a minimum of $400,000 to its defined benefit plan in 2010.  As of June 30, 2010, there were contributions of $244,000 made to the plan.

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(In Thousands)	2010	2009
Commitments to extend credit	$83,015	$80,061
Standby letters of credit	1,341	1,334

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

Note 7.  Employee Stock Purchase Plan

The Company maintains the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the six months ended June 30, 2010 and 2009, there were 1,130 and 1,457 shares issued under the plan, respectively.

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of June 30, 2010 and December 31, 2009, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale
U.S. Government and agency securities	$—	$31,694	$—	$31,694
State and political securities	—	161,745	—	161,745
Other debt securties	—	19,339	—	19,339
Equity securities	12,847	—	—	12,847
Total assets measured on a recurring basis	$12,847	$212,778	$—	$225,625

	December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$39,136	$—	$39,136
State and political securities	—	144,877	—	144,877
Other debt securties	—	12,976	—	12,976
Equity securities	11,779	—	—	11,779
Total assets measured on a recurring basis	$11,779	$196,989	$—	$208,768

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$7,652	$—	$7,652
Other real estate owned	—	616	—	616

	December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total

Assets Measured on a Non-recurring Basis:
Impaired Loans	$—	$7,510	$—	$7,510
Other real estate owned	—	672	—	672

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

The estimated fair values of the Company’s financial instruments are as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In Thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$24,341	$24,341	$13,788	$13,788
Investment securities:
Available for sale	225,625	225,625	208,768	208,768
Held to maturity	82	83	107	108
Loans held for sale	5,584	5,584	4,063	4,063
Loans, net	406,913	402,225	400,872	403,279
Bank-owned life insurance	15,188	15,188	14,942	14,942
Accrued interest receivable	3,673	3,673	3,523	3,523

Financial liabilities:
Interest-bearing deposits	$442,002	$435,834	$417,388	$408,056
Noninterest-bearing deposits	87,979	87,979	79,899	79,899
Short-term borrowings	14,209	14,209	18,354	18,354
Long-term borrowings, FHLB	86,778	91,363	86,778	89,082
Accrued interest payable	900	900	1,073	1,073

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of June 30, 2010 and December 31, 2009.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the estimated fair value of off-balance sheet items at June 30, 2010 and December 31, 2009.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 5.

Note 10.  Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB.  At June 30, 2010, the Bank held $7,271,300 in stock of the FHLB, which was in compliance with this requirement.

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

Based on its analysis of these factors, the Company determined that its holding of FHLB stock was not impaired on June 30, 2010.

Note 11. Investment Securities

The amortized cost and estimated fair values of investment securities at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$29,335	$2,359	$—	$31,694
State and political securities	167,860	1,623	(7,738)	161,745
Other debt securities	18,868	641	(170)	19,339
Total debt securities	216,063	4,623	(7,908)	212,778
Equity securities	11,927	1,163	(243)	12,847
Total investment securities AFS	$227,990	$5,786	$(8,151)	$225,625

Held to maturity (HTM)
U.S. Government and agency securities	$5	$1	$—	$6
Other debt securities	77	—	—	77
Total investment securities HTM	$82	$1	$—	$83

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$37,038	$2,098	$—	$39,136
State and political securities	153,914	733	(9,770)	144,877
Other debt securities	12,271	834	(129)	12,976
Total debt securities	203,223	3,665	(9,899)	196,989
Equity securities	10,952	981	(154)	11,779
Total investment securities AFS	$214,175	$4,646	$(10,053)	$208,768

Held to maturity (HTM)
U.S. Government and agency securities	$6	$—	$—	$6
Other debt securities	101	1	—	102
Total investment securities HTM	$107	$1	$—	$108

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009.

	June 30, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	36,129	1,593	35,452	6,145	71,581	7,738
Other debt securities	6,537	58	1,013	112	7,550	170
Total debt securities	42,666	1,651	36,465	6,257	79,131	7,908
Equity securities	1,119	167	496	76	1,615	243
Total	$43,785	$1,818	$36,961	$6,333	$80,746	$8,151

	December 31, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	60,005	2,336	36,267	7,434	96,272	9,770
Other debt securities	—	—	1,191	129	1,191	129
Total debt securities	60,005	2,336	37,458	7,563	97,463	9,899
Equity securities	159	27	918	127	1,077	154
Total	$60,164	$2,363	$38,376	$7,690	$98,540	$10,053

At June 30, 2010 there were a total of 79 and 99 individual securities that were in a continuous unrealized loss position for less than twelve months and greater than twelve months, respectively.

The Company reviews its position quarterly and has determined that, at June 30, 2010, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  There were 178 positions that were temporarily impaired at June 30, 2010.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and estimated fair value of debt securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
(In Thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,004	$1,011	$25	$25
Due after one year to five years	17,073	17,682	52	52
Due after five years to ten years	4,261	3,986	—	—
Due after ten years	193,725	190,099	5	6
Total	$216,063	$212,778	$82	$83

Total gross proceeds from sales of securities available for sale were $430,000 and $4,682,000, for June 30, 2010 and 2009, respectively.  The following table represents gross realized gains and losses on those transactions:

	Six Months Ended June 30,
(In Thousands)	2010	2009
Gross realized gains:
U.S. Government and agency securities	$—	$—
State and political securities	—	—
Other debt securities	6	162
Equity securities	56	4
Total gross realized gains	$62	$166

Gross realized losses:
U.S. Government and agency securities	$—	$—
State and political securities	—	—
Other debt securities	9	37
Equity securities	—	4,584
Total gross realized losses	$9	$4,621

Gross realized losses for the equity securities portfolio include impairment charges of $0 and $4,584,000 for the six months ended June 30, 2010 and 2009, respectively.

Note 12. Loans

The allocation of the loan portfolio, by delinquency status, as of June 30, 2010 and December 31, 2009 is presented below:

		June 30, 2010
				Past Due
				90 Days
			Past Due	Or More
			30 To 89	& Still	Non-
	(In Thousands)	Current	Days	Accruing	Accrual	Total
	Commercial and agricultural	$54,379	$100	$14	$9	$54,502
	Real estate mortgage:
	Residential	170,191	1,742	332	952	173,217
	Commercial	147,593	1,886	—	1,950	151,429
	Construction	19,589	97	—	3,386	23,072
	Installment loans to individuals	10,658	99	2	2	10,761
		402,410	$3,924	$348	$6,299	412,981
Less:	Net deferred loan fees	1,021				1,021
	Allowance for loan losses	5,047				5,047
	Loans, net	$396,342				$406,913

		December 31, 2009
				Past Due
				90 Days
			Past Due	Or More
			30 To 90	& Still	Non-
	(In Thousands)	Current	Days	Accruing	Accrual	Total
	Commercial and agricultural	$45,930	$457	$182	$78	$46,647
	Real estate mortgage:
	Residential	165,313	7,333	951	749	174,346
	Commercial	147,455	2,860	1,429	465	152,209
	Construction	18,247	2,992	—	556	21,795
	Installment loans to individuals	11,192	311	3	43	11,549
		388,137	$13,953	$2,565	$1,891	406,546
Less:	Net deferred loan fees	1,017				1,017
	Allowance for loan losses	4,657				4,657
	Loans, net	$382,463				$400,872

The recorded investment in loans for which impairment has been recognized amounted to $8,621,000 at June 30, 2010, compared to $8,312,000 at December 31, 2009.  The valuation allowance related to impaired loans amounted to $969,000 at June 30, 2010 and $802,000 at December 31, 2009.  The increase in impaired loans and valuation allowance is primarily from a few commercial relationships.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Six Months Ended June 30, 2010 and 2009

Summary Results

Net income for the three months ended June 30, 2010 was $2,772,000 compared to $832,000 for the same period of 2009 as after-tax securities losses decreased $1,413,000 (from a loss of $1,376,000 to a gain of $37,000).  Included within the change in after-tax securities losses for the three months ended June 30, 2009 was an other than temporary impairment charge relating to certain equity securities held in the investment portfolio of $2,251,000. Basic and diluted earnings per share for the three months ended June 30, 2010 were $0.72 compared to $0.22 for the three months ended June 30, 2009.  Return on average assets and return on average equity were 1.58% and 15.76% for the three months ended June 30, 2010 compared to 0.51% and 5.45% for the corresponding period of 2009.  Net income from core operations (“operating earnings”) increased to $2,735,000 for the three months ended June 30, 2010 compared to $2,208,000 for the same period of 2009.  Operating earnings per share for the three months ended June 30, 2010 were $0.71 basic and dilutive compared to $0.58 basic and dilutive for the three months ended June 30, 2009.

The six months ended June 30, 2010 generated net income of $5,220,000 compared to $1,671,000 for the same period of 2009.  Comparable results were impacted by a decrease in after-tax securities losses of $2,975,000 (from a loss of $2,940,000 for the 2009 period to a gain of $35,000 for the 2010 period). Earnings per share, basic and diluted, for the six months ended June 30, 2010 were $1.36 as compared to $0.44 for the comparable period of 2009.  Return on average assets and return on average equity were 1.50% and 15.05% for the six months ended June 30, 2010 compared to 0.51% and 5.54% for the corresponding period of 2009.  Operating earnings increased 12.4% to $5,185,000 for the six months ended June 30, 2010 compared to $4,611,000 for the comparable period of 2009, resulting in basic and dilutive operating earnings per share increasing 12.5% to $1.35 from $1.20 for the six month periods ended June 30, 2010 and 2009, respectively.

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

Reconciliation of GAAP and non-GAAP Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands, Except Per Share Data)	2010	2009	2010	2009
GAAP net income	$2,772	$832	$5,220	$1,671
Less: securities gains (losses), net of tax	37	(1,376)	35	(2,940)
Non-GAAP operating earnings	$2,735	$2,208	$5,185	$4,611

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Return on average assets (ROA)	1.58%	0.51%	1.50%	0.51%
Less: securities gains (losses), net of tax	0.02%	-0.83%	0.01%	-0.90%
Non-GAAP operating ROA	1.56%	1.34%	1.49%	1.41%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Return on average equity (ROE)	15.76%	5.45%	15.05%	5.54%
Less: securities gains (losses), net of tax	0.21%	-9.01%	0.10%	-9.76%
Non-GAAP operating ROE	15.55%	14.46%	14.95%	15.30%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic earnings per share (EPS)	$0.72	$0.22	$1.36	$0.44
Less: securities gains (losses), net of tax	0.01	(0.36)	0.01	(0.76)
Non-GAAP basic operating EPS	$0.71	$0.58	$1.35	$1.20

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Dilutive EPS	$0.72	$0.22	$1.36	$0.44
Less: securities gains (losses), net of tax	0.01	(0.36)	0.01	(0.76)
Non-GAAP dilutive operating EPS	$0.71	$0.58	$1.35	$1.20

Interest and Dividend Income

Interest and dividend income for the three months ended June 30, 2010 increased $111,000 to $9,124,000 compared to $9,013,000 for the same period of 2009.  The increase in interest income was led by an increase in loan interest resulting from growth in the average gross loan portfolio of $23,480,000.  The growth offset a decline in the average taxable equivalent yield of 31 basis points (“bp”) caused by the low interest rate environment that has existed over the past year.   The increase in investment portfolio income was the result of portfolio growth that offset a decline of 30 bp in yield.

During the six months ended June 30, 2010, interest and dividend income was $18,113,000, an increase of $183,000 over the same period in 2009.  Interest income on the loan portfolio increased as the growth in the portfolio countered a 28 bp decline in average yield.  The investment portfolio interest income remained steady as the increase in portfolio size was offset by a decline in yield and a reduction in dividends received.  The reduced level of dividend income is the result of a decreased level of equity investment and general decline in dividends paid by the holdings in our portfolio.

Interest and dividend income composition for the three and six months ended June 30, 2010 and 2009 was as follows:

	For The Three Months Ended
	June 30, 2010		June 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,398	70.1%	$6,349	70.4%	$49	0.8%
Investment securities:
Taxable	1,405	15.4	1,374	15.2	31	2.3
Tax-exempt	1,270	13.9	1,249	13.9	21	1.7
Dividend and other interest income	51	0.6	41	0.5	10	24.4
Total interest and dividend income	$9,124	100.0%	$9,013	100.0%	$111	1.2%

	For The Six Months Ended
	June 30, 2010		June 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$12,728	70.3%	$12,568	70.1%	$160	1.3%
Investment securities:
Taxable	2,754	15.2	2,737	15.3	17	0.6
Tax-exempt	2,528	13.9	2,495	13.9	33	1.3
Dividend and other interest income	103	0.6	130	0.7	(27)	(20.8)
Total interest and dividend income	$18,113	100.0%	$17,930	100.0%	$183	1.0%

Interest Expense

Interest expense for the three months ended June 30, 2010 decreased $674,000 to $2,534,000 compared to $3,208,000 for the same period of 2009.  The substantial decrease associated with deposits is primarily the result of a reduction of 76 bp in rate paid and a shift from higher cost time deposits to core deposits.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) interest rate actions and campaigns conducted by the Company during the past two years to attract short-term CDs resulting in an increased repricing frequency.  In addition, the Marcellus Shale natural gas exploration in north central Pennsylvania is creating opportunities to create new and build upon existing deposit relationships.  Short-term borrowings interest expense decreased as the average balance of such borrowings decreased with current short-term borrowings consisting solely of customer repurchase agreements.  Long-term borrowing interest expense remained stable, as there have been no changes to the composition of long-term borrowings.

Interest expense for the six months ended June 30, 2010 decreased 16.9% from the same period of 2009.  The reasons noted for the decline in interest expense for the three month period comparison also apply to the six month period.

Interest expense composition for the three and six months ended June 30, 2010 and 2009 was as follows:

	For The Three Months Ended
	June 30, 2010		June 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,551	61.2%	$2,204	68.7%	$(653)	(29.6)%
Short-term borrowings	56	2.2	78	2.4	(22)	(28.2)
Long-term borrowings, FHLB	927	36.6	926	28.9	1	0.1
Total interest expense	$2,534	100.0%	$3,208	100.0%	$(674)	(21.0)%

	For The Six Months Ended
	June 30, 2010		June 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$3,261	62.4%	$4,209	66.9%	$(948)	(22.5)%
Short-term borrowings	120	2.3	236	3.8	(116)	(49.2)
Long-term borrowings, FHLB	1,844	35.3	1,843	29.3	1	0.1
Total interest expense	$5,225	100.0%	$6,288	100.0%	$(1,063)	(16.9)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended June 30, 2010 was 4.56% compared to 4.36% for the corresponding period of 2009.  The increase in the NIM was driven by a 63 bp decline in the rate paid on interest bearing liabilities that more than compensated for a 40 bp decline in the yield on interest earning assets.  The decrease in earning asset yield is due to the impact on the loan and investment portfolios of the current low rate environment.  The decrease in the cost of interest bearing liabilities to 1.87% from 2.50% was driven by a reduction in the rate paid on time deposits of 75 bp.  The reduction in the rate paid on time deposits was the result of a shortening of the time deposit portfolio that has resulted in an increasing repricing frequency during this period of decreasing rates.  The duration of the time deposit portfolio has been lengthening due to the apparent bottoming or near bottoming of deposit rates.

The NIM for the six months ended June 30, 2010 was 4.52% compared to 4.42% for the same period of 2009.  The impact of the items mentioned in the three month discussion also applies to the six month period.  A 77 bp decline in the rate paid on time deposits served as the foundation for a 71 bp decline in rate paid on deposits, while the FOMC and general market actions affected the yield on earning assets and cost of borrowings.

The following is a schedule of average balances and associated yields for the three and six months ended June 30, 2010 and 2009:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$18,750	$312	6.67%	$16,934	$271	6.42%
All other loans	398,988	6,192	6.22%	377,324	6,170	6.56%
Total loans	417,738	6,504	6.24%	394,258	6,441	6.55%

Taxable securities	112,538	1,454	5.17%	101,984	1,415	5.55%
Tax-exempt securities	108,011	1,924	7.13%	103,848	1,892	7.29%
Total securities	220,549	3,378	6.13%	205,832	3,307	6.43%

Interest-bearing deposits	8,938	2	0.09%	1,371	—	0.00%

Total interest-earning assets	647,225	9,884	6.12%	601,461	9,748	6.52%

Other assets	54,681			55,793

Total assets	$701,906			$657,254

Liabilities and shareholders’ equity:
Savings	$65,483	45	0.28%	$61,383	81	0.53%
Super Now deposits	64,931	92	0.57%	56,645	131	0.93%
Money market deposits	101,361	291	1.15%	64,374	367	2.29%
Time deposits	209,344	1,123	2.15%	224,918	1,625	2.90%
Total interest-bearing deposits	441,119	1,551	1.41%	407,320	2,204	2.17%

Short-term borrowings	12,306	56	1.82%	18,035	78	1.73%
Long-term borrowings, FHLB	86,778	927	4.23%	86,778	926	4.22%
Total borrowings	99,084	983	3.92%	104,813	1,004	3.79%

Total interest-bearing liabilities	540,203	2,534	1.87%	512,133	3,208	2.50%

Demand deposits	83,205			73,930
Other liabilities	8,150			10,113
Shareholders’ equity	70,348			61,078

Total liabilities and shareholders’ equity	$701,906			$657,254
Interest rate spread			4.25%			4.02%
Net interest income/margin		$7,350	4.56%		$6,540	4.36%

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

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$18,018	$604	6.76%	$16,420	$538	6.61%
All other loans	397,018	12,329	6.26%	375,687	12,213	6.56%
Total loans	415,036	12,933	6.28%	392,107	12,751	6.56%

Taxable securities	109,607	2,854	5.21%	101,937	2,867	5.63%
Tax-exempt securities	107,515	3,830	7.12%	102,757	3,780	7.36%
Total securities	217,122	6,684	6.16%	204,694	6,647	6.49%

Interest bearing deposits	8,257	3	0.07%	700	—	0.00%

Total interest-earning assets	640,415	19,620	6.16%	597,501	19,398	6.53%

Other assets	54,988			55,459

Total assets	$695,403			$652,960

Liabilities and shareholders’ equity:
Savings	$63,891	97	0.31%	$60,517	159	0.53%
Super Now deposits	63,994	201	0.63%	55,276	260	0.95%
Money market deposits	94,313	579	1.24%	52,888	580	2.21%
Time deposits	214,749	2,384	2.24%	215,069	3,210	3.01%
Total interest-bearing deposits	436,947	3,261	1.50%	383,750	4,209	2.21%

Short-term borrowings	13,518	120	1.79%	39,641	236	1.19%
Long-term borrowings, FHLB	86,778	1,844	4.23%	86,778	1,843	4.22%
Total borrowings	100,296	1,964	3.90%	126,419	2,079	3.27%

Total interest-bearing liabilities	537,243	5,225	1.95%	510,169	6,288	2.48%

Demand deposits	80,636			72,633
Other liabilities	8,142			9,870
Shareholders’ equity	69,382			60,288

Total liabilities and shareholders’ equity	$695,403			$652,960
Interest rate spread			4.21%			4.05%
Net interest income/margin		$14,395	4.52%		$13,110	4.42%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2010	2009	2010	2009

Total interest income	$9,124	$9,013	$18,113	$17,930
Total interest expense	2,534	3,208	5,225	6,288

Net interest income	6,590	5,805	12,888	11,642
Tax equivalent adjustment	760	735	1,507	1,468

Net interest income (fully taxable equivalent)	$7,350	$6,540	$14,395	$13,110

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010 vs 2009			2010 vs 2009
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$30	$11	$41	$39	$27	$66
Loans	1,360	(1,338)	22	999	(883)	116
Taxable investment securities	491	(452)	39	773	(786)	(13)
Tax-exempt investment securities	238	(206)	32	243	(193)	50
Interest bearing deposits	2	—	2	3	—	3
Total interest-earning assets	2,121	(1,985)	136	2,057	(1,835)	222

Interest expense:
Savings deposits	34	(70)	(36)	16	(78)	(62)
Super Now deposits	101	(140)	(39)	65	(124)	(59)
Money market deposits	744	(820)	(76)	493	(494)	(1)
Time deposits	(106)	(396)	(502)	(5)	(821)	(826)
Short-term borrowings	(48)	26	(22)	(200)	84	(116)
Long-term borrowings, FHLB	—	1	1	—	1	1
Total interest-bearing liabilities	725	(1,399)	(674)	369	(1,432)	(1,063)
Change in net interest income	$1,396	$(586)	$810	$1,688	$(403)	$1,285

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2010, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $4,657,000 at December 31, 2009 to $5,047,000 at June 30, 2010.  At June 30, 2010 and December 31, 2009, the allowance for loan losses to total loans was 1.23% and 1.15%, respectively.

The provision for loan losses totaled $400,000 and $700,000 for the three and six months ended June 30, 2010, compared to $186,000 and $312,000 for the same periods in 2009.  The amount of the increase in the provision was the result of several factors, including but not limited to, an increase in gross loans of $19,886,000 since June 30, 2009, a ratio of annualized net charge-offs to average loans of 0.15% for the six months ended June 30, 2010, a ratio of nonperforming loans to total loans of 1.61% at June 30, 2010, and a ratio of the allowance for loan losses to nonperforming loans of 75.94% at June 30, 2010.  Nonperforming loans increased to $6,646,000 at June 30, 2010 from $4,456,000 at December 31, 2009 due to a commercial real estate loan being changed to nonaccrual status.  Internal loan review and analysis and the continued uncertainty surrounding the economy, coupled with the ratios noted previously, dictated an increase in the provision for loan losses.  The increase did not equate to the change in charge-offs and nonperforming loans due to the economic situation and the collateral status of the nonperforming loans and overall loan portfolio in general, which limits the loan specific allocation of the allowance for loan losses.

Following is a table showing the changes in the allowance for loan losses for the six months ended June 30, 2010 and 2009:

	For the Six Months Ended
(In Thousands)	June 30, 2010	June 30, 2009
Balance at beginning of period	$4,657	$4,356
Charge-offs:
Real estate	53	192
Commercial and industrial	261	64
Installment loans to individuals	70	90
Total charge-offs	384	346
Recoveries:
Real estate	10	8
Commercial and industrial	—	—
Installment loans to individuals	64	47
Total recoveries	74	55
Net charge-offs	310	291
Additions charged to operations	700	312
Balance at end of period	$5,047	$4,377
Ratio of net annualized charge-offs during the period to average loans outstanding during the period	0.15%	0.15%

Following is a table showing the changes in total nonperforming loans as of:

	Total Nonperforming Loans
		90 Days
(In Thousands)	Nonaccrual	Past Due	Total
June 30, 2010	$6,299	$347	$6,646
March 31, 2010	3,703	160	3,863
December 31, 2009	1,891	2,565	4,456
September 30, 2009	1,448	4,396	5,844
June 30, 2009	2,089	578	2,667

Loans not included above which are troubled debt restructurings, totaled $744,000, $426,000, and $0 at June 30, 2010, December 31, 2009, and June 30, 2009, respectively.

Non-interest Income

Total non-interest income for the three months ended June 30, 2010 compared to the same period in 2009 increased $2,400,000 to $2,008,000 due to a $2,142,000 decrease in net securities losses.  Excluding net securities gains and losses, non-interest income for the second quarter of 2010 would have increased $258,000 compared to the 2009 period.  Deposit service charges decreased minimally as overdraft fee income decreased slightly, in addition to customers migrating to no service charge checking accounts that were introduced in previous periods as part of customer acquisition and retention programs.  Gain on sale of loans provided the primary increase in non-interest income.  The significant increase was primarily the result of increased volume attributed to the home buyer tax credit.

Insurance commissions for the three months ended June 30, 2010 decreased due to a softening market and shift in product mix.  Management of The M Group continues to pursue new and build upon current relationships.  The sales call program continues to expand to other financial institutions, which results in additional revenue for The M Group if another sales outlet is added.  However, the addition of another sales outlet for The M Group can take up to a year or more to be completed.

Total non-interest income for the six months ended June 30, 2010 compared to the same period in 2009 increased $4,872,000.  Excluding net securities gains, non-interest income would have increased $364,000 compared to the 2009 period.   The increase in non-interest income for the six month period is the result of the same items noted in the three month discussion.

Non-interest income composition for the three and six months ended June 30, 2010 and 2009 was as follows:

	For the Three Months Ended
	June 30, 2010		June 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$537	26.7%	$541	(138.0)%	$(4)	(0.7)%
Securities gains (losses), net	56	2.8	(2,086)	532.1	2,142	102.7
Bank owned life insurance	128	6.4	112	(28.6)	16	14.3
Gain on sale of loans	330	16.4	103	(26.3)	227	220.4
Insurance commissions	273	13.6	347	(88.5)	(74)	(21.3)
Other	684	34.1	591	(150.7)	93	15.7
Total non-interest income	$2,008	100.0%	$(392)	100.0%	$2,400	(612.2)%

	For the Six Months Ended
	June 30, 2010		June 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$1,047	28.3%	$1,066	(91.3)%	$(19)	(1.8)%
Securities gains (losses), net	53	1.4	(4,455)	381.5	4,508	101.2
Bank owned life insurance	299	8.1	274	(23.5)	25	9.1
Gain on sale of loans	512	13.8	221	(18.9)	291	131.7
Insurance commissions	537	14.5	701	(60.0)	(164)	(23.4)
Other	1,256	33.9	1,025	(87.8)	231	22.5
Total non-interest income	$3,704	100.0%	$(1,168)	100.0%	$4,872	(417.1)%

Non-interest Expense

Total non-interest expense increased $105,000 for the three months ended June 30, 2010 compared to the same period of 2009.  The increase in salaries and employee benefits was attributable to several items including standard cost of living wage adjustments for employees, increased pension expense, and other benefit costs.  Other expenses increased primarily due to normal anticipated inflationary adjustments to ongoing business operating costs.

Total non-interest expense increased $446,000 for the six months ended June 30, 2010 compared to the same period of 2009.  The increase in non-interest expense for the six month period is the result of the same items noted in the three month discussion.

Non-interest expense composition for the six months ended June 30, 2010 and 2009 was as follows:

	For the Three Months Ended
	June 30, 2010		June 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,615	52.4%	$2,595	53.1%	$20	0.8%
Occupancy, net	313	6.3	318	6.5	(5)	(1.6)
Furniture and equipment	322	6.5	306	6.3	16	5.2
Pennsylvania shares tax	169	3.4	172	3.5	(3)	(1.7)
Amortization of investment in limited partnerships	141	2.8	141	2.9	—	—
Other	1,430	28.6	1,353	27.7	77	5.7
Total non-interest expense	$4,990	100.0%	$4,885	100.0%	$105	2.1%

	For the Six Months Ended
	June 30, 2010		June 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$5,352	53.6%	$5,077	53.3%	$275	5.4%
Occupancy, net	644	6.5	657	6.9	(13)	(2.0)
Furniture and equipment	626	6.3	613	6.4	13	2.1
Pennsylvania shares tax	338	3.4	343	3.6	(5)	(1.5)
Amortization of investment in limited partnerships	283	2.8	283	3.0	—	—
Other	2,733	27.4	2,557	26.8	176	6.9
Total non-interest expense	$9,976	100.0%	$9,530	100.0%	$446	4.7%

Provision for Income Taxes

Income taxes increased $926,000 and $1,735,000 for the three and six months ended June 30, 2010 compared to the same period of 2009.  The primary cause of the changes in tax expense is the impact of net securities losses in the three and six month periods of 2009.  Excluding the impact of the net securities gains and losses, the effective tax rate for the three and six months ended June 30, 2010 was 13.23% and 11.36% compared to 9.02% and 9.36% for the same period of 2009.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $10,553,000 from $13,788,000 at December 31, 2009 to $24,341,000 at June 30, 2010 primarily as a result of the following activities during the six months ended June 30, 2010:

Loans Held for Sale

Activity regarding loans held for sale resulted in loan originations exceeding sale proceeds, less $512,000 in realized gains, by $1,521,000 for the six months ended June 30, 2010.

Loans

Gross loans increased $6,431,000 since December 31, 2009 due primarily to an increase of non-real estate and construction loans, which was partially offset by a decrease in residential and commercial real estate loans.

The allocation of the loan portfolio, by category, as of June 30, 2010 and December 31, 2009 is presented below:

	June 30, 2010		December 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial and agricultural	$54,502	13.2%	$46,647	11.5%	$7,855	16.8%
Real estate mortgage:
Residential	173,217	42.0	174,346	43.1	(1,129)	(0.6)
Commercial	151,429	36.8	152,209	37.5	(780)	(0.5)
Construction	23,072	5.6	21,795	5.4	1,277	5.9
Installment loans to individuals	10,761	2.6	11,549	2.8	(788)	(6.8)
Less: Net deferred loan fees	1,021	(0.2)	1,017	(0.3)	4	0.4
Gross loans	$411,960	100.0%	$405,529	100.0%	$6,431	1.6%

Investments

The estimated fair value of the investment securities portfolio at June 30, 2010 has increased $16,832,000 since December 31, 2009.  The change is primarily due to purchases of state and political securities and short-term corporate securities as the level of net unrealized losses remained constant.  The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 90% of the debt securities portfolio is currently rated A or higher by either S&P or Moody’s.

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

The bond portion of the portfolio review is conducted with emphases on several factors.  Continued payment of principal and interest is given primary importance with credit rating and financial condition of the issuer following as the next most important.  Credit ratings were reviewed with the ratings of the bonds being satisfactory.  Those that were not currently rated were discussed with a third party and/or underwent an internal financial review.  The Company also monitors whether each of the investments incurred a decline in market value from carrying value of at least 20% for twelve consecutive months or a similar decline of at least 50% for six consecutive months.  Each bond is reviewed to determine whether it is a general obligation bond, which is backed by the credit and taxing power of the issuing jurisdiction, or revenue bond, which is only payable from specified revenues.  Based on the review undertaken by the

Company, the Company determined that the decline in value of the various bond holdings were deemed to be temporary and were the result of the general market downturns and interest rate/yield curve changes, not credit issues.  The fact that almost all of such bonds are general obligation bonds further solidified the Company’s determination that the decline in the value of these bond holdings is temporary.

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact financial sector stock pricing.  The stock market improvement over the first six months of 2010 has led to an increase in net unrealized gains of $182,000 to $1,163,000 at June 30, 2010.  In addition, the amortized cost of the equity securities portfolio has increased $975,000 as the Company has begun to build the portfolio balance, while continuing to diversify geographic risk.

The equity portion of the portfolio, which is invested entirely in financial institutions, is reviewed for possible other than temporary impairment in a similar manner to the bond portfolio with greater emphasis placed on the length of time the market value has been less than the carrying value and financial sector outlook.  The Company also reviews dividend payment activities and, in the case of financial institutions, whether or not such issuer was participating in the TARP Capital Purchase Program.  The starting point for the equity analysis is the length and severity of a market price decline.  The Company monitors two primary measures: 20% decline for twelve consecutive months and 50% decline for six consecutive months in market value from carrying value.

The distribution of credit ratings by amortized cost and estimated fair values for the debt security portfolio at June 30, 2010 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
(In Thousands)	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
Available for sale (AFS)	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
U.S. Government and agency securities	$29,335	$31,694	$—	$—	$—	$—	$—	$—	$29,335	$31,694
State and political securities	152,431	147,993	5,823	5,129	—	—	9,606	8,623	167,860	161,745
Other debt securities	18,022	18,561	800	733	—	—	46	45	18,868	19,339
Total debt securities AFS	$199,788	$198,248	$6,623	$5,862	$—	$—	$9,652	$8,668	$216,063	$212,778

Held to maturity (HTM)
U.S. Government and agency securities	$5	$6	$—	$—	$—	$—	$—	$—	$5	$6
Other debt securities	77	77	—	—	—	—	—	—	77	77
Total debt securities HTM	$82	$83	$—	$—	$—	$—	$—	$—	$82	$83

Financing Activities

Deposits

Total deposits increased 6.6% or $32,694,000 from December 31, 2009 to June 30, 2010.  The growth was led by a substantial increase in money market deposits of 35.7% from December 31, 2009 to June 30, 2010.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios, while also reducing the utilization of FHLB borrowings.  The increase in deposits is the result of a deposit gathering program coupled with customers coming back to their hometown bank in the wake of the economic turbulence.  Electronic delivery channels, such as remote deposit capture and mobile banking, are being emphasized as efforts to capitalize on the economic stimulus being provided by the Marcellus Shale natural gas exploration.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2010		December 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$87,979	16.6%	$79,899	16.1%	$8,080	10.1%
NOW accounts	65,802	12.4	64,361	12.9	1,441	2.2
Money market deposits	101,301	19.1	74,634	15.0	26,667	35.7
Savings deposits	66,789	12.6	60,827	12.2	5,962	9.8
Time deposits	208,110	39.3	217,566	43.8	(9,456)	(4.3)
Total deposits	$529,981	100.0%	$497,287	100.0%	$32,694	6.6%

Borrowed Funds

Total borrowed funds decreased 3.9% or $4,145,000 to $100,987,000 at June 30, 2010 compared to $105,132,000 at December 31, 2009.  The decrease in borrowed funds is primarily the result of growth in deposits as part of the previously discussed deposit gathering campaigns that were utilized to provide loan portfolio funding and to reduce the level of total borrowings.  FHLB repurchase agreements were utilized as their structure allowed for a reduction in interest expense, while providing the ability to reduce the borrowings at our discretion as deposit levels increased.

	June 30, 2010		December 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$5,155	4.9%	$(5,155)	(100.0)%
Securities sold under agreement to repurchase	14,209	14.1	13,199	12.6	1,010	7.7
Total short-term borrowings	14,209	14.1	18,354	17.5	(4,145)	(22.6)

Long-term borrowings, FHLB	86,778	85.9	86,778	82.5	—	—
Total borrowed funds	$100,987	100.0%	$105,132	100.0%	$(4,145)	(3.9)%

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

Capital ratios as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$69,907	15.2%	$67,738	15.4%
For Capital Adequacy Purposes	36,828	8.0	35,094	8.0
To Be Well Capitalized	46,036	10.0	43,867	10.0

Tier I Capital (to Risk-weighted Assets)
Actual	$64,446	14.0%	$62,709	14.3%
For Capital Adequacy Purposes	18,414	4.0	17,547	4.0
To Be Well Capitalized	27,621	6.0	26,320	6.0

Tier I Capital (to Average Assets)
Actual	$64,446	9.3%	$62,709	9.3%
For Capital Adequacy Purposes	27,785	4.0	26,914	4.0
To Be Well Capitalized	34,732	5.0	33,642	5.0

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

The following liquidity measures are monitored for compliance and were within the limits cited at June 30, 2010:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $216,627,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $13,934,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $86,778,000 as of June 30, 2010.

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

The following is a rate shock forecast for the twelve month period ended June 30, 2011 assuming a static balance sheet as of June 30, 2010.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200
Net interest income	$23,295	$24,567	$25,092	$25,294	$25,657
Change from static	(1,797)	(525)	—	202	565
Percent change from static	-7.16%	-2.09%	—	0.81%	2.25%

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

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month #1 (April 1 - April 30, 2010)	—	$—	—	78,344

Month #2 (May 1 - May 31, 2010)	1,568	29.27	1,568	76,776

Month #3 (June 1 - June 30, 2010)	—	—	—	76,776

On April 27, 2010, the Board of Directors extended the previously approved authorization to repurchase up to 197,000 shares, or approximately 5%, of the outstanding shares of the Company for an additional year to April 30, 2011.  To date, there have been 120,224 shares repurchased under this plan.

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

PENNS WOODS BANCORP, INC.
(Registrant)

Date: August 9, 2010	/s/ Ronald A. Walko
Ronald A. Walko, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2010	/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer