Form 10-Q
period 2010-09-30
PENNS WOODS BANCORP INC
filed 2010-11-09
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2010.

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

On November 5, 2010 there were 3,834,769 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30,	December 31,
(In Thousands, Except Share Data)	2010	2009
ASSETS:
Noninterest-bearing balances	$15,741	$13,760
Interest-bearing deposits in other financial institutions	7,316	28
Total cash and cash equivalents	23,057	13,788

Investment securities, available for sale, at fair value	232,058	208,768
Investment securities, held to maturity (fair value of $83 and $108)	82	107
Loans held for sale	5,360	4,063
Loans	412,873	405,529
Less: Allowance for loan losses	5,479	4,657
Loans, net	407,394	400,872
Premises and equipment, net	7,814	7,988
Accrued interest receivable	3,657	3,523
Bank-owned life insurance	15,345	14,942
Investment in limited partnerships	4,415	4,898
Goodwill	3,032	3,032
Deferred tax asset	7,041	9,491
Other assets	4,241	4,732
TOTAL ASSETS	$713,496	$676,204

LIABILITIES:
Interest-bearing deposits	$442,042	$417,388
Noninterest-bearing deposits	92,128	79,899
Total deposits	534,170	497,287

Short-term borrowings	14,629	18,354
Long-term borrowings, Federal Home Loan Bank (FHLB)	81,778	86,778
Accrued interest payable	832	1,073
Other liabilities	6,764	5,796
TOTAL LIABILITIES	638,173	609,288

SHAREHOLDERS’ EQUITY
Common stock, par value $8.33, 10,000,000 shares authorized; 4,014,871 and 4,013,142 shares issued	33,457	33,443
Additional paid-in capital	18,045	18,008
Retained earnings	29,994	27,218
Accumulated other comprehensive gain (loss):
Net unrealized gain (loss) on available for sale securities	2,057	(3,569)
Defined benefit plan	(1,920)	(1,920)
Less: Treasury stock at cost, 180,596 and 179,028 shares	(6,310)	(6,264)
TOTAL SHAREHOLDERS’ EQUITY	75,323	66,916
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$713,496	$676,204

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2010	2009	2010	2009

INTEREST AND DIVIDEND INCOME:
Loans including fees	$6,434	$6,457	$19,162	$19,025
Investment securities:
Taxable	1,428	1,368	4,182	4,105
Tax-exempt	1,266	1,253	3,794	3,748
Dividend and other interest income	54	35	157	165
TOTAL INTEREST AND DIVIDEND INCOME	9,182	9,113	27,295	27,043

INTEREST EXPENSE:
Deposits	1,458	2,148	4,719	6,357
Short-term borrowings	77	82	197	318
Long-term borrowings, FHLB	889	938	2,733	2,781
TOTAL INTEREST EXPENSE	2,424	3,168	7,649	9,456

NET INTEREST INCOME	6,758	5,945	19,646	17,587

PROVISION FOR LOAN LOSSES	700	270	1,400	582

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,058	5,675	18,246	17,005

NON-INTEREST INCOME:
Service charges	562	553	1,609	1,619
Securities gains (losses), net	109	(507)	162	(4,962)
Earnings on bank-owned life insurance	143	144	442	418
Gain on sale of loans	202	305	714	526
Insurance commissions	230	287	767	988
Other	624	599	1,880	1,624
TOTAL NON-INTEREST INCOME	1,870	1,381	5,574	213

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,427	2,588	7,779	7,665
Occupancy, net	303	299	947	956
Furniture and equipment	296	293	922	906
Pennsylvania shares tax	170	171	508	514
Amortization of investment in limited partnerships	200	142	483	425
Other	1,308	1,604	4,041	4,161
TOTAL NON-INTEREST EXPENSE	4,704	5,097	14,680	14,627

INCOME BEFORE INCOME TAX PROVISION (BENEFIT)	3,224	1,959	9,140	2,591
INCOME TAX PROVISION (BENEFIT)	376	37	1,072	(1,002)
NET INCOME	$2,848	$1,922	$8,068	$3,593

NET INCOME PER SHARE - BASIC	$0.74	$0.50	$2.10	$0.94

NET INCOME PER SHARE - DILUTED	$0.74	$0.50	$2.10	$0.94

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,833,850	3,833,131	3,834,101	3,832,471

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,833,990	3,833,305	3,834,241	3,832,555

DIVIDENDS PER SHARE	$0.46	$0.46	$1.38	$1.38

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2008	4,010,528	$33,421	$17,959	$28,177	$(12,266)	$(6,264)	$61,027

Comprehensive income:
Net income				3,593			3,593
Other comprehensive income					11,156		11,156
Dividends declared, ($1.38 per share)				(5,289)			(5,289)
Common shares issued for employee stock purchase plan	1,991	16	36				52
Balance, September 30, 2009	4,012,519	$33,437	$17,995	$26,481	$(1,110)	$(6,264)	$70,539

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2009	4,013,142	$33,443	$18,008	$27,218	$(5,489)	$(6,264)	$66,916

Comprehensive income:
Net income				8,068			8,068
Other comprehensive income					5,626		5,626
Dividends declared, ($1.38 per share)				(5,292)			(5,292)
Common shares issued for employee stock purchase plan	1,729	14	37				51
Purchase of treasury stock (1,568 shares)						(46)	(46)
Balance, September 30, 2010	4,014,871	$33,457	$18,045	$29,994	$137	$(6,310)	$75,323

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,				Nine Months Ended September 30,
(In Thousands)	2010		2009		2010		2009

Net Income		$2,848		$1,922		$8,068		$3,593
Other Comprehensive income:
Change in unrealized gain on available for sale securities	5,591		13,119		8,686		11,941
Less: Reclassification adjustment for net gains (losses) included in net income	109		(507)		162		(4,962)
Other comprehensive income before tax expense		5,482		13,626		8,524		16,903
Income tax expense related to other comprehensive income		1,864		4,633		2,898		5,747
Other comprehensive income, net of tax		3,618		8,993		5,626		11,156
Comprehensive income		$6,466		$10,915		$13,694		$14,749

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(In Thousands)	2010	2009

OPERATING ACTIVITIES:
Net Income	$8,068	$3,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	558	541
Provision for loan losses	1,400	582
Accretion and amortization of investment security discounts and premiums	(1,557)	(1,052)
Securities (gains) losses, net	(162)	4,962
Originations of loans held for sale	(31,557)	(24,448)
Proceeds of loans held for sale	30,974	23,193
Gain on sale of loans	(714)	(526)
Earnings on bank-owned life insurance	(442)	(418)
Other, net	1,156	(1,169)
Net cash provided by operating activities	7,724	5,258
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	3,446	5,377
Proceeds from calls and maturities	12,424	7,596
Purchases	(28,918)	(10,963)
Investment securities held to maturity:
Proceeds from calls and maturities	26	25
Net increase in loans	(8,148)	(20,728)
Acquisition of bank premises and equipment	(384)	(467)
Proceeds from the sale of foreclosed assets	193	—
Purchase of bank-owned life insurance	(47)	(59)
Proceeds from bank-owned life insurance death benefit	82	—
Investment in limited partnership	—	(738)
Purchases of regulatory stock	—	(170)
Net cash used for investing activities	(21,326)	(20,127)
FINANCING ACTIVITIES
Net increase in interest-bearing deposits	24,654	69,160
Net increase (decrease) in noninterest-bearing deposits	12,229	(466)
Repayment of long-term borrowings, FHLB	(5,000)	—
Net decrease in short-term borrowings	(3,725)	(52,506)
Dividends paid	(5,292)	(5,289)
Issuance of common stock	51	52
Purchase of treasury stock	(46)	—
Net cash provided by financing activities	22,871	10,951
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,269	(3,918)
CASH AND CASH EQUIVALENTS, BEGINNING	13,788	16,581
CASH AND CASH EQUIVALENTS, ENDING	$23,057	$12,663

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$7,890	$9,582
Income taxes paid	1,950	1,175
Transfer of loans to foreclosed real estate	226	921

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company has presented the necessary disclosures in Note 7 (Net Periodic Benefit Cost-Defined Benefit Plans) herein.

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset — a consensus of the FASB Emerging Issues Task Force.  ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets.  Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said.  The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later.  The amendment did not have a material impact on the Company’s financial statements.

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

In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules.  This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026:  Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Company’s financial statements.

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs — An announcement made by the staff of the U.S. Securities and Exchange Commission.  This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Company’s financial statements.

Note 3. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share.  Net income as presented on the consolidated statement of income will be used as the numerator.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive earnings per share computation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Weighted average common shares issued	4,014,446	4,012,159	4,013,891	4,011,499

Average treasury stock shares	(180,596)	(179,028)	(179,790)	(179,028)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,833,850	3,833,131	3,834,101	3,832,471

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	140	174	140	84

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,833,990	3,833,305	3,834,241	3,832,555

Options to purchase 990 shares of common stock at a strike price of $24.72 were outstanding during the three and nine months ended September 30, 2010 and were included in the computation of diluted earnings per share.   The average market price of the Company’s stock was $31.49 and $31.47 for the three and nine months ended September 30, 2010.  Options to purchase 990 shares of common stock at a strike price of $31.82 and 990 shares of common stock at a strike price of $24.72 were outstanding during the three and nine months ended September 30, 2009.  The options were included in the computation of diluted earnings per share during the periods that the strike price was less than the average market price of $32.62 and $28.41 for the three and nine months ended September 30, 2009.

Note 4. Investment Securities

The amortized cost and fair values of investment securities at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$27,494	$1,884	$—	$29,378
State and political securities	169,900	4,022	(4,434)	169,488
Other debt securities	19,174	654	(12)	19,816
Total debt securities	216,568	6,560	(4,446)	218,682
Equity securities	12,373	1,245	(242)	13,376
Total investment securities AFS	$228,941	$7,805	$(4,688)	$232,058

Held to maturity (HTM)
U.S. Government and agency securities	$5	$—	$—	$5
Other debt securities	77	1	—	78
Total investment securities HTM	$82	$1	$—	$83

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$37,038	$2,098	$—	$39,136
State and political securities	153,914	733	(9,770)	144,877
Other debt securities	12,271	834	(129)	12,976
Total debt securities	203,223	3,665	(9,899)	196,989
Equity securities	10,952	981	(154)	11,779
Total investment securities AFS	$214,175	$4,646	$(10,053)	$208,768

Held to maturity (HTM)
U.S. Government and agency securities	$6	$—	$—	$6
Other debt securities	101	1	—	102
Total investment securities HTM	$107	$1	$—	$108

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009.

	September 30, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	6,202	35	37,594	4,399	43,796	4,434
Other debt securities	2,071	3	441	9	2,512	12
Total debt securities	8,273	38	38,035	4,408	46,308	4,446
Equity securities	1,320	213	251	29	1,571	242
Total	$9,593	$251	$38,286	$4,437	$47,879	$4,688

	December 31, 2009
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	60,005	2,336	36,267	7,434	96,272	9,770
Other debt securities	—	—	1,191	129	1,191	129
Total debt securities	60,005	2,336	37,458	7,563	97,463	9,899
Equity securities	159	27	918	127	1,077	154
Total	$60,164	$2,363	$38,376	$7,690	$98,540	$10,053

At September 30, 2010 there were a total of 23 and 88 individual securities that were in a continuous unrealized loss position for less than twelve months and greater than twelve months, respectively.

The Company reviews its position quarterly and has determined that, at September 30, 2010, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  There were 111 positions that were temporarily impaired at September 30, 2010.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
(In Thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$2,003	$2,027	$25	$25
Due after one year to five years	18,942	19,574	52	53
Due after five years to ten years	3,634	3,493	—	—
Due after ten years	191,989	193,588	5	5
Total	$216,568	$218,682	$82	$83

Total gross proceeds from sales of securities available for sale were $3,446,000 and $5,377,000, for the nine months ended September 30, 2010 and 2009, respectively.  The following table represents gross realized gains and losses on those transactions:

	Nine Months Ended September 30,
(In Thousands)	2010	2009
Gross realized gains:
U.S. Government and agency securities	$—	$—
State and political securities	—	—
Other debt securities	117	180
Equity securities	56	21
Total gross realized gains	$173	$201

Gross realized losses:
U.S. Government and agency securities	$—	$—
State and political securities	—	—
Other debt securities	11	165
Equity securities	—	4,998
Total gross realized losses	$11	$5,163

Gross realized losses for the equity securities portfolio include impairment charges of $0 and $4,614,000 for the nine months ended September 30, 2010 and 2009, respectively.

Note 5.  Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB.  At September 30, 2010, the Bank held $7,271,300 in stock of the FHLB, which was in compliance with this requirement.

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

Based on its analysis of these factors, the Company determined that its holding of FHLB stock was not impaired on September 30, 2010.

Note 6. Loans

The allocation of the loan portfolio, by delinquency status, as of September 30, 2010 and December 31, 2009 is presented below:

	September 30, 2010
			Past Due
			90 Days
		Past Due	Or More
		30 To 89	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$51,382	$158	$—	$4	$51,544
Real estate mortgage:
Residential	171,631	1,153	344	520	173,648
Commercial	150,911	2,117	970	1,950	155,948
Construction	19,781	—	—	3,117	22,898
Installment loans to individuals	9,654	187	3	10	9,854
	403,359	$3,615	$1,317	$5,601	413,892
Less: Net deferred loan fees	1,019				1,019
Allowance for loan losses	5,479				5,479
Loans, net	$396,861				$407,394

	December 31, 2009
			Past Due
			90 Days
		Past Due	Or More
		30 To 90	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$45,930	$457	$182	$78	$46,647
Real estate mortgage:
Residential	165,313	7,333	951	749	174,346
Commercial	147,455	2,860	1,429	465	152,209
Construction	18,247	2,992	—	556	21,795
Installment loans to individuals	11,192	311	3	43	11,549
	388,137	$13,953	$2,565	$1,891	406,546
Less: Net deferred loan fees	1,017				1,017
Allowance for loan losses	4,657				4,657
Loans, net	$382,463				$400,872

The recorded investment in loans for which impairment has been recognized amounted to $8,259,000 at September 30, 2010, compared to $8,312,000 at December 31, 2009.  The valuation allowance related to impaired loans amounted to $1,053,000 at September 30, 2010 and $802,000 at December 31, 2009.  The increase in the valuation allowance is primarily from a few commercial relationships.

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

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2009.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2010	2009	2010	2009

Service cost	$132	$136	$395	$408
Interest cost	170	170	512	510
Expected return on plan assets	(160)	(127)	(481)	(381)
Amortization of transition obligation	(1)	(1)	(3)	(2)
Amortization of prior service cost	6	6	19	19
Amortization of net loss	36	85	109	254
Net periodic cost	$183	$269	$551	$808

The following table sets forth by level, within the fair value hierarchy detailed in Note 10 (Fair Value Measurements), the Plan’s assets at fair value as of September 30, 2010:

	September 30, 2010
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$260	$—	$—	$260
Mutual funds - taxable fixed income	3,118	—	—	3,118
Mutual funds - domestic equity	3,815	—	—	3,815
Mutual funds - international equity	1,333	—	—	1,333
Total assets at fair value	$8,526	$—	$—	$8,526

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2009, that it expected to contribute a minimum of $400,000 to its defined benefit plan in 2010.  As of September 30, 2010, there were contributions of $344,000 made to the plan.

Note 8.  Employee Stock Purchase Plan

The Company maintains the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the nine months ended September 30, 2010 and 2009, there were 1,729 and 1,991 shares issued under the plan, respectively.

Note 9.  Off Balance Sheet Risk

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(In Thousands)	2010	2009
Commitments to extend credit	$83,424	$80,061
Standby letters of credit	1,281	1,334

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

Note 10.  Fair Value Measurements

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of September 30, 2010 and December 31, 2009, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale
U.S. Government and agency securities	$—	$29,378	$—	$29,378
State and political securities	—	169,488	—	169,488
Other debt securties	—	19,816	—	19,816
Equity securities	13,376	—	—	13,376
Total assets measured on a recurring basis	$13,376	$218,682	$—	$232,058

	December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$39,136	$—	$39,136
State and political securities	—	144,877	—	144,877
Other debt securties	—	12,976	—	12,976
Equity securities	11,779	—	—	11,779
Total assets measured on a recurring basis	$11,779	$196,989	$—	$208,768

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a non-recurring basis:
Impaired Loans	$—	$7,206	$—	$7,206
Other real estate owned	—	679	—	679
Total assets measured on a non-recurring basis	$—	$7,885	$—	$7,885

	December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a non-recurring basis:
Impaired Loans	$—	$7,510	$—	$7,510
Other real estate owned	—	672	—	672
Total assets measured on a non-recurring basis	$—	$8,182	$—	$8,182

Note 11. Estimated Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments are as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In Thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$23,057	$23,057	$13,788	$13,788
Investment securities:
Available for sale	232,058	232,058	208,768	208,768
Held to maturity	82	83	107	108
Loans held for sale	5,360	5,360	4,063	4,063
Loans, net	407,394	408,167	400,872	403,279
Bank-owned life insurance	15,345	15,345	14,942	14,942
Accrued interest receivable	3,657	3,657	3,523	3,523

Financial liabilities:
Interest-bearing deposits	$442,042	$444,587	$417,388	$408,056
Noninterest-bearing deposits	92,128	92,128	79,899	79,899
Short-term borrowings	14,629	14,629	18,354	18,354
Long-term borrowings, FHLB	81,778	88,289	86,778	89,082
Accrued interest payable	832	832	1,073	1,073

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

Loans:

Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, commercial real estate, residential real estate, construction real estate, and installment loans to individuals.  Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the estimated fair value of off-balance sheet items.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 9.

Note 12.  Reclassification of Comparative Amounts

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2010 and 2009

Summary Results

Net income for the three months ended September 30, 2010 was $2,848,000 compared to $1,922,000 for the same period of 2009 as after-tax securities losses decreased $407,000 (from a loss of $335,000 to a gain of $72,000).  Basic and diluted earnings per share for the three months ended September 30, 2010 were $0.74 compared to $0.50 for the three months ended September 30, 2009.  Return on average assets and return on average equity were 1.60% and 15.51% for the three months ended September 30, 2010 compared to 1.15% and 12.08% for the corresponding period of 2009.  Net income from core operations (“operating earnings”) increased to $2,776,000 for the three months ended September 30, 2010 compared to $2,257,000 for the same period of 2009.  Operating earnings per share for the three months ended September 30, 2010 were $0.72 basic and dilutive compared to $0.59 basic and dilutive for the three months ended September 30, 2009.

The nine months ended September 30, 2010 generated net income of $8,068,000 compared to $3,593,000 for the same period of 2009.  Comparable results were impacted by a decrease in after-tax securities losses of $3,382,000 (from a loss of $3,275,000 to a gain of $107,000). Earnings per share, basic and diluted, for the nine months ended September 30, 2010 were $2.10 compared to $0.94 for the comparable period of 2009.  Return on average assets and return on average equity were 1.54% and 15.21% for the nine months ended September 30, 2010 compared to 0.73% and 7.80% for the corresponding period of 2009.  Operating earnings increased 15.9% to $7,961,000 for the nine months ended September 30, 2010 compared to $6,868,000 for the comparable period of 2009, resulting in basic and dilutive operating earnings per share increasing 16.2% to $2.08 from $1.79 for the nine months ended September 30, 2010 and 2009, respectively.

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

Reconciliation of GAAP and non-GAAP Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands, Except Per Share Data)	2010	2009	2010	2009
GAAP net income	$2,848	$1,922	$8,068	$3,593
Less: securities gains (losses), net of tax	72	(335)	107	(3,275)
Non-GAAP operating earnings	$2,776	$2,257	$7,961	$6,868

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Return on average assets (ROA)	1.60%	1.15%	1.54%	0.73%
Less: securities gains (losses), net of tax	0.04%	-0.20%	0.02%	-0.66%
Non-GAAP operating ROA	1.56%	1.35%	1.52%	1.39%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Return on average equity (ROE)	15.51%	12.08%	15.21%	7.80%
Less: securities gains (losses), net of tax	0.39%	-2.11%	0.21%	-7.11%
Non-GAAP operating ROE	15.12%	14.19%	15.00%	14.91%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic earnings per share (EPS)	$0.74	$0.50	$2.10	$0.94
Less: securities gains (losses), net of tax	0.02	(0.09)	0.02	(0.85)
Non-GAAP basic operating EPS	$0.72	$0.59	$2.08	$1.79

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Dilutive EPS	$0.74	$0.50	$2.10	$0.94
Less: securities gains (losses), net of tax	0.02	(0.09)	0.02	(0.85)
Non-GAAP dilutive operating EPS	$0.72	$0.59	$2.08	$1.79

Interest and Dividend Income

Interest and dividend income for the three months ended September 30, 2010 increased $69,000 to $9,182,000 compared to $9,113,000 for the same period of 2009.  The increase in interest income was led by an increase in investment portfolio interest resulting from growth in the average investment portfolio of $19,374,000.  The growth offset a decline in the average taxable equivalent yield of 36 basis points (“bp”).  The decrease in loan portfolio income was the result of portfolio growth that was more than offset by a yield that decreased by 27 bp.  The decline in yield earned on both loans and investments is the result of the low interest rate environment that has existed over the past year.

During the nine months ended September 30, 2010, interest and dividend income increased $252,000 over the same period in 2009.  Interest income on the loan portfolio increased as the growth in the portfolio countered a 27 bp decline in average yield.  The investment portfolio interest income increased as portfolio growth offset a decline in yield and a reduction in dividends received.  The reduced level of dividend income is the result of a decreased level of equity investment and general decline in dividends paid by the holdings in our portfolio.

Interest and dividend income composition for the three and nine months ended September 30, 2010 and 2009 was as follows:

	For The Three Months Ended
	September 30, 2010		September 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,434	70.1%	$6,457	70.9%	$(23)	(0.4)%
Investment securities:
Taxable	1,428	15.5	1,368	15.0	60	4.4
Tax-exempt	1,266	13.8	1,253	13.7	13	1.0
Dividend and other interest income	54	0.6	35	0.4	19	54.3
Total interest and dividend income	$9,182	100.0%	$9,113	100.0%	$69	0.8%

	For The Nine Months Ended
	September 30, 2010		September 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$19,162	70.2%	$19,025	70.4%	$137	0.7%
Investment securities:
Taxable	4,182	15.3	4,105	15.2	77	1.9
Tax-exempt	3,794	13.9	3,748	13.9	46	1.2
Dividend and other interest income	157	0.6	165	0.5	(8)	(4.8)
Total interest and dividend income	$27,295	100.0%	$27,043	100.0%	$252	0.9%

Interest Expense

Interest expense for the three months ended September 30, 2010 decreased $744,000 to $2,424,000 compared to $3,168,000 for the same period of 2009.  The substantial decrease associated with deposits is primarily the result of a reduction of 86 bp in rate paid on time deposits and a shift from higher cost time deposits to core deposits.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) interest rate actions and campaigns conducted by the Company during the past two years to attract short-term CDs resulting in an increased repricing frequency.  In addition, the Marcellus Shale natural gas exploration in north central Pennsylvania is creating opportunities to create new and build upon existing deposit relationships.  Short-term borrowings interest expense decreased as the impact of a declining average rate paid compensated for a slight increase in the average balance.  Long-term borrowing interest expense decreased modestly due to the maturity of $5,000,000 that carried an interest rate of 6.65%.

Interest expense for the nine months ended September 30, 2010 decreased 19.1% from the same period of 2009.  The reasons noted for the decline in interest expense for the three month period comparison also apply to the nine month period.

Interest expense composition for the three and nine months ended September 30, 2010 and 2009 was as follows:

	For The Three Months Ended
	September 30, 2010		September 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,458	60.1%	$2,148	67.8%	$(690)	(32.1)%
Short-term borrowings	77	3.2	82	2.6	(5)	(6.1)
Long-term borrowings, FHLB	889	36.7	938	29.6	(49)	(5.2)
Total interest expense	$2,424	100.0%	$3,168	100.0%	$(744)	(23.5)%

	For The Nine Months Ended
	September 30, 2010		September 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$4,719	61.7%	$6,357	67.2%	$(1,638)	(25.8)%
Short-term borrowings	197	2.6	318	3.4	(121)	(38.1)
Long-term borrowings, FHLB	2,733	35.7	2,781	29.4	(48)	(1.7)
Total interest expense	$7,649	100.0%	$9,456	100.0%	$(1,807)	(19.1)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended September 30, 2010 was 4.56% compared to 4.35% for the corresponding period of 2009.  The increase in the NIM was driven by a 65 bp decline in the rate paid on interest bearing liabilities that more than compensated for a 37 bp decline in the yield on interest earning assets.  The decrease in earning asset yield is due to the impact on the loan and investment portfolios of the current low rate environment.  The decrease in the cost of interest bearing liabilities to 1.76% from 2.41% was driven by a reduction in the rate paid on time deposits of 86 bp.  The reduction in the rate paid on time deposits was the result of a shortening of the time deposit portfolio that has resulted in an increasing repricing frequency during this period of low rates.  The duration of the time deposit portfolio has been lengthening due to the apparent bottoming or near bottoming of deposit rates.  The average rate on long-term borrowings declined due to the maturity of $5,000,000 in FHLB borrowings that carried a rate of 6.65%.

The NIM for the nine months ended September 30, 2010 was 4.54% compared to 4.39% for the same period of 2009.  The impact of the items mentioned in the three month discussion also applies to the nine month period.  An 80 bp decline in the rate paid on time deposits served as the foundation for a 71 bp decline in rate paid on deposits, while the FOMC and general market actions affected the yield on earning assets and cost of short-term borrowings.

The following is a schedule of average balances and associated yields for the three and nine months ended September 30, 2010 and 2009:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$18,595	$309	6.59%	$17,207	$279	6.43%
All other loans	397,672	6,230	6.22%	382,670	6,273	6.50%
Total loans	416,267	6,539	6.23%	399,877	6,552	6.50%

Taxable securities	118,344	1,480	5.00%	104,905	1,402	5.35%
Tax-exempt securities	110,654	1,918	6.93%	104,719	1,898	7.25%
Total securities	228,998	3,398	5.94%	209,624	3,300	6.30%

Interest-bearing deposits	11,958	2	0.07%	4,218	1	0.09%

Total interest-earning assets	657,223	9,939	6.02%	613,719	9,853	6.39%

Other assets	52,793			54,284

Total assets	$710,016			$668,003

Liabilities and shareholders’ equity:
Savings	$66,464	46	0.27%	$62,265	85	0.54%
Super Now deposits	66,188	95	0.57%	60,476	127	0.83%
Money market deposits	106,111	299	1.12%	71,204	345	1.92%
Time deposits	204,801	1,018	1.97%	222,816	1,591	2.83%
Total interest-bearing deposits	443,564	1,458	1.30%	416,761	2,148	2.04%

Short-term borrowings	16,356	77	1.87%	15,457	82	2.13%
Long-term borrowings, FHLB	83,952	889	4.14%	86,778	938	4.23%
Total borrowings	100,308	966	3.77%	102,235	1,020	3.91%

Total interest-bearing liabilities	543,872	2,424	1.76%	518,996	3,168	2.41%

Demand deposits	84,263			75,114
Other liabilities	8,447			10,256
Shareholders’ equity	73,434			63,637

Total liabilities and shareholders’ equity	$710,016			$668,003
Interest rate spread			4.26%			3.97%
Net interest income/margin		$7,515	4.56%		$6,685	4.35%

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

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$18,148	$914	6.73%	$16,682	$817	6.55%
All other loans	397,303	18,559	6.25%	378,043	18,486	6.54%
Total loans	415,451	19,473	6.27%	394,725	19,303	6.54%

Taxable securities	112,552	4,334	5.13%	102,937	4,269	5.53%
Tax-exempt securities	108,573	5,748	7.06%	103,418	5,679	7.32%
Total securities	221,125	10,082	6.08%	206,355	9,948	6.43%

Interest bearing deposits	9,504	5	0.07%	1,886	1	0.07%

Total interest-earning assets	646,080	29,560	6.11%	602,966	29,252	6.48%

Other assets	54,221			55,080

Total assets	$700,301			$658,046

Liabilities and shareholders’ equity:
Savings	$64,759	144	0.30%	$61,106	244	0.53%
Super Now deposits	64,733	296	0.61%	57,028	387	0.91%
Money market deposits	98,289	878	1.19%	59,061	924	2.09%
Time deposits	211,397	3,401	2.15%	217,679	4,802	2.95%
Total interest-bearing deposits	439,178	4,719	1.44%	394,874	6,357	2.15%

Short-term borrowings	14,474	197	1.82%	31,491	318	1.39%
Long-term borrowings, FHLB	85,826	2,733	4.20%	86,778	2,781	4.23%
Total borrowings	100,300	2,930	3.86%	118,269	3,099	3.47%

Total interest-bearing liabilities	539,478	7,649	1.89%	513,143	9,456	2.46%

Demand deposits	81,833			73,469
Other liabilities	8,243			10,018
Shareholders’ equity	70,747			61,416

Total liabilities and shareholders’ equity	$700,301			$658,046
Interest rate spread			4.22%			4.02%
Net interest income/margin		$21,911	4.54%		$19,796	4.39%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands)	2010	2009	2010	2009

Total interest income	$9,182	$9,113	$27,295	$27,043
Total interest expense	2,424	3,168	7,649	9,456

Net interest income	6,758	5,945	19,646	17,587
Tax equivalent adjustment	757	740	2,265	2,209

Net interest income (fully taxable equivalent)	$7,515	$6,685	$21,911	$19,796

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010 vs 2009			2010 vs 2009
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$23	$7	$30	$76	$21	$97
Loans	1,000	(1,043)	(43)	917	(844)	73
Taxable investment securities	532	(454)	78	221	(156)	65
Tax-exempt investment securities	385	(365)	20	277	(208)	69
Interest bearing deposits	1	—	1	4	—	4
Total interest-earning assets	1,941	(1,855)	86	1,495	(1,187)	308

Interest expense:
Savings deposits	36	(75)	(39)	14	(114)	(100)
Super Now deposits	66	(98)	(32)	47	(138)	(91)
Money market deposits	593	(639)	(46)	454	(500)	(46)
Time deposits	(120)	(453)	(573)	(134)	(1,267)	(1,401)
Short-term borrowings	24	(29)	(5)	(148)	27	(121)
Long-term borrowings, FHLB	(30)	(19)	(49)	(29)	(19)	(48)
Total interest-bearing liabilities	569	(1,313)	(744)	204	(2,011)	(1,807)
Change in net interest income	$1,372	$(542)	$830	$1,291	$824	$2,115

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2010, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $4,657,000 at December 31, 2009 to $5,479,000 at September 30, 2010.  At September 30, 2010 and December 31, 2009, the allowance for loan losses to total loans was 1.33% and 1.15%, respectively.

The provision for loan losses totaled $700,000 and $1,400,000 for the three and nine months ended September 30, 2010, compared to $270,000 and $582,000 for the same periods in 2009.  The amount of the increase in the provision was the result of several factors, including but not limited to, an increase in gross loans of $12,048,000 since September 30, 2009, a ratio of annualized net charge-offs to average loans of 0.19% for the nine months ended September 30, 2010, a ratio of nonperforming loans to total loans of 1.68% at September 30, 2010, and a ratio of the allowance for loan losses to nonperforming loans of 79.20% at September 30, 2010.  Nonperforming loans increased to $6,918,000 at September 30, 2010 from $4,456,000 at December 31, 2009 due to an increase in commercial loan delinquencies.  Internal loan review and analysis and the continued uncertainty surrounding the economy, coupled with the ratios noted previously, dictated an increase in the provision for loan losses.  The increase did not equate to the change in charge-offs and nonperforming loans due to the economic situation and the collateral status of the nonperforming loans and overall loan portfolio in general, which limits the loan specific allocation of the allowance for loan losses.

Following is a table showing the changes in the allowance for loan losses for the nine months ended September 30, 2010 and 2009:

	For the Nine Months Ended
(In Thousands)	September 30, 2010	September 30, 2009
Balance at beginning of period	$4,657	$4,356
Charge-offs:
Real estate	321	272
Commercial and industrial	261	129
Installment loans to individuals	107	142
Total charge-offs	689	543

Recoveries:
Real estate	20	11
Commercial and industrial	16	2
Installment loans to individuals	75	70
Total recoveries	111	83
Net charge-offs	578	460
Additions charged to operations	1,400	582
Balance at end of period	$5,479	$4,478
Ratio of net annualized charge-offs during the period to average loans outstanding during the period	0.19%	0.16%

Following is a table showing the changes in total nonperforming loans as of:

	Total Nonperforming Loans
		90 Days
(In Thousands)	Nonaccrual	Past Due	Total
September 30, 2010	$5,601	$1,317	$6,918
June 30, 2010	6,299	347	6,646
March 31, 2010	3,703	160	3,863
December 31, 2009	1,891	2,565	4,456
September 30, 2009	1,448	4,396	5,844

Loans not included above which are troubled debt restructurings, totaled $934,000, $426,000, and $353,000 at September 30, 2010, December 31, 2009, and September 30, 2009, respectively.

Non-interest Income

Total non-interest income for the three months ended September 30, 2010 compared to the same period in 2009 increased $489,000 to $1,870,000 due to a $616,000 decrease in net securities losses to a gain of $109,000.  Excluding net securities gains and losses, non-interest income for the third quarter of 2010 would have decreased $127,000 compared to the 2009 period.  The decrease is primarily the result of a reduced level of gain on sale of loans related to a slowdown in the real estate market coupled with federal tax incentives offered to homebuyers that were in place during the first half of 2010 that are believed to have pulled loan generations into the first half of 2010.   Other income increased as debit and credit card related income continues to become more prominent

Insurance commissions for the three months ended September 30, 2010 decreased due to continued soft market and shift in product mix.  Management of The M Group continues to pursue new and build upon current relationships.  The sales call program continues to expand to other financial institutions, which results in additional revenue for The M Group if an additional sales outlet is added.  However, the addition of a sales outlet for The M Group can take up to a year or more to be completed.

Total non-interest income for the nine months ended September 30, 2010 compared to the same period in 2009 increased $5,361,000.  Excluding net securities gains, non-interest income would have increased $237,000 compared to the 2009 period.   Gain on sale of loans was positively impacted by the federal tax incentives being offered to home buyers.  The incentives increased volume during the first six months of 2010; however, the volume has slowed during the third quarter.  Insurance commissions and other income have been impacted for the nine months as noted in the three month discussion.

Non-interest income composition for the three and nine months ended September 30, 2010 and 2009 was as follows:

	For the Three Months Ended
	September 30, 2010		September 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$562	30.1%	$553	40.0%	$9	1.6%
Securities gains (losses), net	109	5.8	(507)	(36.7)	616	121.5
Bank owned life insurance	143	7.6	144	10.4	(1)	(0.7)
Gain on sale of loans	202	10.8	305	22.1	(103)	(33.8)
Insurance commissions	230	12.3	287	20.8	(57)	(19.9)
Other	624	33.4	599	43.4	25	4.2
Total non-interest income	$1,870	100.0%	$1,381	100.0%	$489	35.4%

	For the Nine Months Ended
	September 30, 2010		September 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$1,609	28.9%	$1,619	760.1%	$(10)	(0.6)%
Securities gains (losses), net	162	2.9	(4,962)	(2,329.5)	5,124	103.3
Bank owned life insurance	442	7.9	418	196.2	24	5.7
Gain on sale of loans	714	12.8	526	246.9	188	35.7
Insurance commissions	767	13.8	988	463.8	(221)	(22.4)
Other	1,880	33.7	1,624	762.5	256	15.8
Total non-interest income	$5,574	100.0%	$213	100.0%	$5,361	2,516.9%

Non-interest Expense

Total non-interest expense decreased $393,000 for the three months ended September 30, 2010 compared to the same period of 2009.  The decrease in salaries and employee benefits was attributable primarily to a reduction in expense associated with the defined benefit pension plan as the plans investment portfolio performance has increased.    Other expenses decreased due to various items ranging from advertising to telephone as contracts were renewed at lower levels due to increased vendor competition.

Total non-interest expense increased $53,000 for the nine months ended September 30, 2010 compared to the same period of 2009.  The increase in non-interest expense for the nine month period is primarily the result of increased retirement benefit accruals and amortization related to a low income elderly housing limited partnership that began during the three months ended September 30, 2010.  Other expenses decreased due to the same items noted in the three month discussion.

Non-interest expense composition for the nine months ended September 30, 2010 and 2009 was as follows:

	For the Three Months Ended
	September 30, 2010		September 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,427	51.6%	$2,588	50.8%	$(161)	(6.2)%
Occupancy, net	303	6.4	299	5.9	4	1.3
Furniture and equipment	296	6.3	293	5.7	3	1.0
Pennsylvania shares tax	170	3.6	171	3.4	(1)	(0.6)
Amortization of investment in limited partnerships	200	4.3	142	2.8	58	40.9
Other	1,308	27.8	1,604	31.4	(296)	(18.5)
Total non-interest expense	$4,704	100.0%	$5,097	100.0%	$(393)	(7.7)%

	For the Nine Months Ended
	September 30, 2010		September 30, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$7,779	53.0%	$7,665	52.4%	$114	1.5%
Occupancy, net	947	6.4	956	6.5	(9)	(0.9)
Furniture and equipment	922	6.3	906	6.2	16	1.8
Pennsylvania shares tax	508	3.5	514	3.5	(6)	(1.2)
Amortization of investment in limited partnerships	483	3.3	425	2.9	58	13.6
Other	4,041	27.5	4,161	28.5	(120)	(2.9)
Total non-interest expense	$14,680	100.0%	$14,627	100.0%	$53	0.4%

Provision for Income Taxes

Income taxes increased $339,000 and $2,074,000 for the three and nine months ended September 30, 2010 compared to the same period of 2009.  The primary cause of the changes in tax expense is the impact of net securities losses in the three and nine month periods of 2009 compared to net securities gains for the same periods of 2010.  Excluding the impact of the net securities gains and losses, the effective tax rate for the three and nine months ended September 30, 2010 was 10.88% and 11.33% compared to 8.48% and 9.07% for the same period of 2009.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $9,269,000 from $13,788,000 at December 31, 2009 to $23,057,000 at September 30, 2010 primarily as a result of the following activities during the nine months ended September 30, 2010:

Loans Held for Sale

Activity regarding loans held for sale resulted in loan originations exceeding sale proceeds, less $714,000 in realized gains, by $1,297,000 for the nine months ended September 30, 2010.

Loans

Gross loans increased $7,344,000 since December 31, 2009 due primarily to an increase of non-real estate and commercial real estate loans, which was partially offset by a decrease in residential and installment loans.

The allocation of the loan portfolio, by category, as of September 30, 2010 and December 31, 2009 is presented below:

	September 30, 2010		December 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial and agricultural	$51,544	12.5%	$46,647	11.5%	$4,897	10.5%
Real estate mortgage:
Residential	173,648	42.0	174,346	43.1	(698)	(0.4)
Commercial	155,948	37.8	152,209	37.5	3,739	2.5
Construction	22,898	5.5	21,795	5.4	1,103	5.1
Installment loans to individuals	9,854	2.4	11,549	2.8	(1,695)	(14.7)
Less: Net deferred loan fees	1,019	(0.2)	1,017	(0.3)	2	0.2
Gross loans	$412,873	100.0%	$405,529	100.0%	$7,344	1.8%

Investments

The fair value of the investment securities portfolio at September 30, 2010 has increased $23,265,000 since December 31, 2009.  The change is primarily due to purchases of state and political securities and short-term corporate securities coupled with the level of net unrealized gains/losses increasing $8,524,000 to a gain of $3,118,000 for the entire portfolio.  The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 94% of the debt securities portfolio is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact financial sector stock pricing.  The equity market improvement over the first nine months of 2010 has led to an increase in net unrealized gains of $176,000 to $1,003,000 at September 30, 2010.  In addition, the amortized cost of the equity securities portfolio has increased $1,421,000 as the Company has begun to build the portfolio balance, while continuing to diversify geographic risk.

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

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at September 30, 2010 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available for sale (AFS)
U.S. Government and agency securities	$27,494	$29,378	$—	$—	$—	$—	$—	$—	$27,494	$29,378
State and political securities	157,815	157,948	5,850	5,475	—	—	6,235	6,065	169,900	169,488
Other debt securities	18,253	18,884	800	812	—	—	121	120	19,174	19,816
Total debt securities AFS	$203,562	$206,210	$6,650	$6,287	$—	$—	$6,356	$6,185	$216,568	$218,682

Held to maturity (HTM)
U.S. Government and agency securities	$5	$5	$—	$—	$—	$—	$—	$—	$5	$5
Other debt securities	77	78	—	—	—	—	—	—	77	78
Total debt securities HTM	$82	$83	$—	$—	$—	$—	$—	$—	$82	$83

Financing Activities

Deposits

Total deposits increased 7.4% or $36,883,000 from December 31, 2009 to September 30, 2010.  The growth was led by a substantial increase in money market deposits of 40.9% from December 31, 2009 to September 30, 2010.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios, while also reducing the utilization of FHLB borrowings.  The increase in deposits is the result of a deposit gathering program coupled with customers returning to their hometown bank in the wake of the economic turbulence.  Electronic delivery channels, such as remote deposit capture and mobile banking, are being emphasized as efforts to capitalize on the economic development being provided by the Marcellus Shale natural gas exploration.

Deposit balances and their changes for the periods being discussed follow:

	September 30, 2010		December 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$92,128	17.3%	$79,899	16.1%	$12,229	15.3%
NOW accounts	66,957	12.5	64,361	12.9	2,596	4.0
Money market deposits	105,147	19.7	74,634	15.0	30,513	40.9
Savings deposits	66,763	12.5	60,827	12.2	5,936	9.8
Time deposits	203,175	38.0	217,566	43.8	(14,391)	(6.6)
Total deposits	$534,170	100.0%	$497,287	100.0%	$36,883	7.4%

Borrowed Funds

Total borrowed funds decreased 8.3% or $8,725,000 to $96,407,000 at September 30, 2010 compared to $105,132,000 at December 31, 2009.  The decrease in borrowed funds is primarily the result of growth in deposits as part of the previously discussed deposit gathering campaigns that were utilized to provide loan portfolio funding and to reduce the level of total borrowings.  FHLB repurchase agreements were utilized as their structure allowed for a reduction in interest expense, while providing the ability to reduce the borrowings at our discretion as deposit levels increased.

	September 30, 2010		December 31, 2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$5,155	4.9%	$(5,155)	(100.0)%
Securities sold under agreement to repurchase	14,629	15.2	13,199	12.6	1,430	10.8
Total short-term borrowings	14,629	15.2	18,354	17.5	(3,725)	(20.3)

Long-term borrowings, FHLB	81,778	84.8	86,778	82.5	(5,000)	(5.8)
Total borrowed funds	$96,407	100.0%	$105,132	100.0%	$(8,725)	(8.3)%

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

Capital ratios as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$70,973	15.5%	$67,738	15.4%
For Capital Adequacy Purposes	36,637	8.0	35,094	8.0
To Be Well Capitalized	45,796	10.0	43,867	10.0

Tier I Capital (to Risk-weighted Assets)
Actual	$65,043	14.2%	$62,709	14.3%
For Capital Adequacy Purposes	18,318	4.0	17,547	4.0
To Be Well Capitalized	27,478	6.0	26,320	6.0

Tier I Capital (to Average Assets)
Actual	$65,043	9.3%	$62,709	9.3%
For Capital Adequacy Purposes	27,986	4.0	26,914	4.0
To Be Well Capitalized	34,983	5.0	33,642	5.0

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

The following liquidity measures are monitored for compliance and were within the limits cited at September 30, 2010:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $217,313,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $13,593,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $81,778,000 as of September 30, 2010.

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

The following is a rate shock forecast for the twelve month period ended September 30, 2011 assuming a static balance sheet as of September 30, 2010.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200
Net interest income	$25,411	$26,315	$26,420	$25,948	$25,340
Change from static	(1,009)	(105)	—	(472)	(1,080)
Percent change from static	-3.82%	-0.40%	—	-1.79%	-4.09%

The model utilized to create the report presented above makes various estimates at each level of interest rate change regarding cash flow from principal repayment on loans and mortgage-backed securities and/or call activity on investment securities.  Actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change.  In addition, the limits stated above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change.  Generally, management believes the Company is well positioned to respond expeditiously when the market interest rate outlook changes.

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

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month #1 (July 1 - July 31, 2010)	—	—	—	76,776

Month #2 (August 1 - August 31, 2010)	—	—	—	76,776

Month #3 (September 1 - September 30, 2010)	—	—	—	76,776

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

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	November 9, 2010	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2010	/s/ Brian L. Knepp
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