Form 10-K
period 2010-12-31
PENNS WOODS BANCORP INC
filed 2011-03-10
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number 0-17077

PENNS WOODS BANCORP, INC.

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2226454 (I.R.S. Employer Identification No.)

300 Market Street, P.O. Box 967 Williamsport, Pennsylvania	17703-0967

Registrant’s telephone number, including area code  (570) 322-1111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange which registered
Common Stock, par value $8.33 per share	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting stock held by non-affiliates of the registrant $116,620,424 at June 30, 2010.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2011
Common Stock, $8.33 Par Value	3,834,475 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 27, 2011 are incorporated by reference in Part III hereof.

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

The Bank is engaged in commercial and retail banking which includes the acceptance of time, savings, and demand deposits, the funding of commercial, consumer, and mortgage loans, and safe deposit services.  Utilizing a twelve branch office network, ATMs, internet, and telephone banking delivery channels, the Bank delivers its products and services to the communities it resides in.

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

The Bank employed 182 persons as of December 31, 2010 in either a full-time or part-time capacity.  The Company does not have any employees.  The principal officers of the Bank also serve as officers of the Company.

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

Deposit Insurance

The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon a variety of factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund.  As a result of the enactment of the Emergency Economic Stabilization Act of 2008, the FDIC increased the amount of deposits it insures from $100,000 to $250,000. This increase is temporary and will continue through December 31, 2013. The Bank pays an insurance premium into the DIF based on the quarterly average daily deposit liabilities net of certain exclusions. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Subsequently, the rate for each institution within a risk category may be adjusted depending upon different factors that either enhance or reduce the risk the institution poses to the DIF, including the unsecured debt, secured liabilities and brokered deposits related to each institution. Finally, certain risk multipliers may be applied to the adjusted assessment

Beginning with the second quarter of 2011, as mandated by the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the assessment base that the FDIC will use to calculate assessment premiums will be a bank’s average assets minus average tangible equity.  As the asset base of the banking industry is larger than the deposit base, the range of assessment rates will change to a low or 2.5 basis points to a high of 45 basis points, per $100 of assets; however, the dollar amount of the actual premiums is expected to be roughly the same.

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of  Insurance Fund insured deposits by September 2020.  In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates.  In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size.  Those new formulas begin in the second quarter of 2011, but do not affect the Bank.  Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the insurance fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended.

On November 12, 2009, the FDIC approved a rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution’s risk-based deposit insurance assessments will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution. Consequently, the Company’s prepayment of DIF premiums made in December 2009 resulted in a prepaid asset of $1,700,000 at December 31, 2010.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2010, the Bank had $85,788,000 in FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB.  At December 31, 2010, the Bank had $6,908,000 million in stock of the FHLB which was in compliance with this requirement.

Recent Legislation

The Dodd-Frank Act was enacted on July 21, 2010. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Under the Act, the assessment base will no longer be an institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, such as the Company, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital; however, trust preferred securities issued by a bank or thrift holding company (other than those with assets of less than $500 million) after May 19, 2010, will no longer count as Tier 1 capital. Trust preferred securities still will be entitled to be treated as Tier 2 capital.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” arrangements, and may allow greater access by shareholders to the company’s proxy material by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Bank will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time the specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is presently unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

Congress is often considering some financial industry legislation, and the federal banking agencies routinely propose new regulations.  The Company cannot predict how any new legislation, or new rules adopted by federal or state banking agencies, may affect the business of the Company and its subsidiaries in the future.  Given that the financial industry remains under stress and severe scrutiny, and given that the U.S. economy has not yet fully recovered to pre-crisis levels of activity, the Company expects that there will be significant legislation and regulatory actions that may materially affect the banking industry for the foreseeable future.

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

As of December 31, 2010, the Bank had total assets of $682,208,000; total shareholders’ equity of $53,970,000; and total deposits of $520,492,000. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation for the maximum amount provided under current law.

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

The banking environment in Lycoming, Clinton, and Centre Counties, Pennsylvania is highly competitive.  The Bank operates twelve full service offices in these markets and competes for loans and deposits with numerous commercial banks, savings and loan associations, and other financial institutions. The economic base of the region is developed around small business, health care, educational facilities (college and public schools), light manufacturing industries, and agriculture.

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

In response to the financial crisis that commenced in 2008, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts.  The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act provides for the creation of a consumer protection division at the Board of Governors of the Federal Reserve System that will have broad authority to issue regulations governing the services and products we provide consumers.  This additional regulation could increase our compliance costs and otherwise adversely impact our operations.  That legislation also contains provisions that, over time, could result in higher regulatory capital requirements and loan loss provisions for the Bank, and may increase interest expense due to the ability in July 2011 to pay interest on all demand deposits.  In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.  These proposals could result in credit losses or increased expense in pursuing our remedies as a creditor.  Recent regulatory changes impose limits on our ability to charge overdraft fees, which may decrease our non-interest income as compared to more recent prior periods.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting many aspects of our operations, including capital levels, lending and funding practices, and liquidity standards.  New laws and regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations, and may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2   PROPERTIES

The Company owns and leases its properties.  Listed herewith are the locations of properties owned or leased as of December 31, 2010, in which the banking offices are located; all properties are in good condition and adequate for the Bank’s purposes:

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

The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “PWOD”.  The following table sets forth (1) the quarterly high and low close prices for a share of the Company’s Common Stock during the periods indicated, and (2) quarterly dividends on a share of the common stock with respect to each quarter since January 1, 2006.  The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission.  They may not necessarily represent actual transactions.

			Dividends
	High	Low	Declared
2008
First quarter	$33.47	$29.66	$0.46
Second quarter	33.15	33.01	0.46
Third quarter	35.00	29.00	0.46
Fourth quarter	30.40	23.00	0.46
2009
First quarter	$25.61	$23.00	$0.46
Second quarter	31.81	24.89	0.46
Third quarter	34.25	29.89	0.46
Fourth quarter	33.24	30.37	0.46
2010
First quarter	$34.03	$30.04	$0.46
Second quarter	34.50	26.76	0.46
Third quarter	33.15	29.41	0.46
Fourth quarter	41.26	31.97	0.46

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

As of March 1, 2011, the Company had approximately 1,260 shareholders of record.

Following is a schedule of the shares of the Company’s common stock purchased by the Company during the fourth quarter of 2010.

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month #1 (October 1 - October 31, 2010)	—	$—	—	76,776
Month #2 (November 1 - November 30, 2010)	—	—	—	76,776
Month #3 (December 1 - December 31, 2010)	—	—	—	76,776

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Stock Index, NASDAQ Bank Index, and NASDAQ Composite for the period of five fiscal years assuming the investment of $100.00 on December 31, 2005 and assuming the reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Penns Woods Bancorp, Inc.	100.00	101.75	92.33	69.58	104.37	135.34
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
NASDAQ Bank	100.00	113.82	91.16	71.52	59.87	68.34

ITEM  6    SELECTED FINANCIAL DATA

The following table sets forth certain financial data as of and for each of the years in the five-year period ended December 31, 2010.

(In Thousands, Except Per Share Data Amounts)	2010	2009	2008	2007	2006

Consolidated Statement of Income Data:
Interest income	$36,362	$36,191	$36,108	$35,949	$33,753
Interest expense	9,868	12,398	14,832	16,447	14,210
Net interest income	26,494	23,793	21,276	19,502	19,543
Provision for loan losses	2,150	917	375	150	635
Net interest income after provision for loan losses	24,344	22,876	20,901	19,352	18,908
Noninterest income	7,459	2,287	5,456	7,478	9,029
Noninterest expense	19,492	19,812	17,949	17,316	16,329
Income before income taxes	12,311	5,351	8,408	9,514	11,608
Applicable income taxes	1,382	(742)	405	637	1,961
Net Income	$10,929	$6,093	$8,003	$8,877	$9,647

Consolidated Balance Sheet at End of Period:
Total assets	$691,688	$676,204	$652,803	$628,138	$592,285
Loans	415,557	405,529	381,478	360,478	360,384
Allowance for loan losses	(6,035)	(4,657)	(4,356)	(4,130)	(4,185)
Deposits	517,508	497,287	421,368	389,022	395,191
Long-term debt	71,778	86,778	86,778	106,378	82,878
Shareholders’ equity	66,620	66,916	61,027	70,559	74,594

Per Share Data:
Earnings per share - Basic	$2.85	$1.59	$2.07	$2.28	$2.45
Earnings per share - Diluted	2.85	1.59	2.07	2.28	2.45
Cash dividends declared	1.84	1.84	1.84	1.79	1.73
Book value	17.37	17.45	15.93	18.21	19.12
Number of shares outstanding, at end of period	3,835,157	3,834,114	3,831,500	3,875,632	3,900,742
Average number of shares outstanding-basic	3,834,255	3,832,789	3,859,724	3,886,277	3,934,138

Selected financial ratios:
Return on average shareholders’ equity	15.30%	9.66%	12.02%	12.14%	12.93%
Return on average total assets	1.56%	0.92%	1.27%	1.49%	1.67%
Net interest margin	4.57%	4.40%	4.14%	3.95%	4.06%
Dividend payout ratio	64.56%	115.74%	88.67%	78.33%	70.51%
Average shareholders’ equity to average total assets	10.19%	9.50%	10.53%	12.23%	12.92%
Loans to deposits, at end of period	80.30%	81.55%	90.53%	92.66%	91.19%

ITEM 7       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 34%.  The tax equivalent adjustments to net interest income for 2010, 2009, and 2008 were $3,018,000, $2,952,000, and $2,714,000, respectively.

2010 vs 2009

Reported net interest income increased $2,701,000 or 11.35% to $26,494,000 for the year ended December 31, 2010 compared to the year ended December 31, 2009, although the yield on earning assets decreased to 6.08% from 6.43% respectively.  On a tax equivalent basis, the change in net interest income was an increase of $2,767,000 or 10.35% to $29,512,000 for the year ended December 31, 2010 compared to the year ended December 31, 2009.  Total interest income increased $171,000 due to growth in the average balance of the loan and investment portfolios.  The increase in earning asset volume compensated for the negative impact on earning asset yields caused by the prolonged low interest rate cycle enacted by the Federal Open Markets Committee (“FOMC”). Interest income recognized on the loan portfolio decreased $55,000 as a portion of the portfolio repriced downward due to the FOMC actions that have maintained the prime rate at 3.25% for the past year coupled with the market dictating that new loan generation occurred at lower rates than during 2009.  Interest and dividend income generated from the investment portfolio and interest bearing cash deposits increased $226,000.  The increase was driven by portfolio growth, which more than compensated for a decrease in yield of 29 basis points (“bp”).

Interest expense decreased $2,530,000 to $9,868,000 for the year ended December 31, 2010 compared to 2009.  Leading the decrease in interest expense was a decline of 26.91% or $2,229,000 related to deposits.  The FOMC actions noted previously together with a strategic shortening of the duration of the portfolio led to a 77 bp decline in the rate paid on time deposits from 2.84% for the year ended December 31, 2009 to 2.07% for the year ended December 31, 2010 resulting in a $1,917,000 decline in expense, while the average balance of time deposits decreased $10,990,000.  Growth in the average balance of money market deposits of $37,206,000 was offset by a decline of 78 bp in rate resulting in a decrease in interest expense of $60,000.  The overall growth in average deposit balances of $36,367,000 allowed for a reduction in average short-term borrowings of $12,270,000 and a reduction in average long-term borrowings of $2,877,000 leading to a reduction in borrowed funds interest expense of $301,000.

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

	2010			2009			2008
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Assets:
Tax-exempt loans	$18,287	$1,212	6.63%	$16,688	$1,100	6.59%	$9,230	$603	6.53%
All other loans	397,766	24,713	6.21	382,433	24,842	6.50	361,945	24,830	6.86
Total loans	416,053	25,925	6.23	399,121	25,942	6.50	371,175	25,433	6.85

Taxable securities	113,714	5,784	5.09	103,338	5,617	5.44	104,245	6,008	5.76
Tax-exempt securities	108,658	7,665	7.05	104,800	7,583	7.24	106,030	7,380	6.96
Total securities	222,372	13,449	6.05	208,138	13,200	6.34	210,275	13,388	6.37

Interest-bearing deposits	8,782	6	0.07	1,938	1	0.05	10	1	10.00

Total interest-earning assets	647,207	39,380	6.08	609,197	39,143	6.43	581,460	38,822	6.68

Other assets	53,734			54,642			50,779

Total assets	$700,941			$663,839			$632,239

Liabilities and shareholders’ equity:
Savings	$64,477	183	0.28	$60,815	313	0.51	$60,324	443	0.73
Super Now deposits	65,080	385	0.59	58,591	507	0.87	52,117	658	1.26
Money market deposits	100,112	1,167	1.17	62,906	1,227	1.95	30,921	699	2.26
Time deposits	208,274	4,320	2.07	219,264	6,237	2.84	200,572	7,870	3.92
Total interest-bearing deposits	437,943	6,055	1.38	401,576	8,284	2.06	343,934	9,670	2.81

Short-term borrowings	15,371	265	1.72	27,641	396	1.42	50,545	1,181	2.31
Long-term borrowings, FHLB	83,901	3,548	4.17	86,778	3,718	4.23	89,256	3,981	4.39
Total borrowings	99,272	3,813	3.79	114,419	4,114	3.55	139,801	5,162	3.64

Total interest-bearing liabilities	537,215	9,868	1.83	515,995	12,398	2.39	483,735	14,832	3.05

Demand deposits	84,158			74,618			73,618
Other liabilities	8,118			10,169			8,282
Shareholders’ equity	71,450			63,057			66,604

Total liabilities and shareholders’ equity	$700,941			$663,839			$632,239
Interest rate spread			4.25%			4.03%			3.63%
Net interest income/margin		$29,512	4.57%		$26,745	4.40%		$23,990	4.14%

•                  Fees on loans are included with interest on loans. Loan fees are included in interest income as follows: 2010-$439,000, 2009-$349,000, 2008-$472,000.

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

Reconcilement of Taxable Equivalent Net Interest Income

(In Thousands)	2010	2009	2008

Total interest income	$36,362	$36,191	$36,108
Total interest expense	9,868	12,398	14,832

Net interest income	26,494	23,793	21,276
Tax equivalent adjustment	3,018	2,952	2,714

Net interest income (fully taxable equivalent)	$29,512	$26,745	$23,990

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

	Year Ended December 31,
	2010 vs 2009			2009 vs 2008
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$105	$7	$112	$491	$6	$497
Loans	989	(1,118)	(129)	1,358	(1,346)	12
Taxable investment securities	469	(302)	167	(51)	(340)	(391)
Tax-exempt investment securities	219	(137)	82	(87)	290	203
Interest-bearing deposits	3	2	5	3	(3)	—
Total interest-earning assets	1,785	(1,548)	237	1,714	(1,393)	321

Interest expense:
Savings deposits	18	(148)	(130)	4	(134)	(130)
Super Now deposits	51	(173)	(122)	75	(226)	(151)
Money market deposits	552	(612)	(60)	636	(108)	528
Time deposits	(294)	(1,623)	(1,917)	682	(2,315)	(1,633)
Short-term borrowings	(149)	18	(131)	(425)	(360)	(785)
Long-term borrowings, FHLB	(122)	(48)	(170)	(113)	(150)	(263)
Total interest-bearing liabilities	56	(2,586)	(2,530)	859	(3,293)	(2,434)
Change in net interest income	$1,729	$1,038	$2,767	$855	$1,900	$2,755

PROVISION FOR LOAN LOSSES

2010 vs 2009

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2010, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance adequacy. The banking regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $4,657,000 at December 31, 2009 to $6,035,000 at December 31, 2010.  At December 31, 2010, allowance for loan losses was 1.45% of total loans compared to 1.15% of total loans at December 31, 2009.

The provision for loan losses totaled $2,150,000 for the year ended December 31, 2010 compared to $917,000 for the year ended December 31, 2009. The increase of the provision was appropriate when considering the gross loan growth experienced during 2010 of $10,028,000 coupled with net charge-offs of $772,000 to average loans for the year ended December 31, 2010 of 0.19% compared to $616,000 and 0.16% for the year ended December 31, 2009.  In addition, nonperforming loans increased to $6,215,000 from $4,456,000 at December 31, 2009 primarily due to several commercial real estate loans.  The loans are in a secured position and have sureties with a strong underlying financial position.  Continued uncertainty surrounding the economy and internal loan review and analysis, coupled with the ratios noted previously, dictated an increase in the provision for loan losses.  The increase did not equate to the increase in charge-offs and nonperforming loans due to the collateral status of the nonperforming loans and overall loan portfolio in general, which limits the loan specific allocation of the allowance for loan losses.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2009 vs 2008

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

Following is a table showing the changes in the allowance for loan losses for the years ended December 31, 2010, 2009, 2008, 2007, and 2006:

(In Thousands)	2010	2009	2008	2007	2006
Balance at beginning of period	$4,657	$4,356	$4,130	$4,185	$3,679
Charge-offs:
Real estate	499	374	48	—	50
Commercial and industrial	266	133	51	103	28
Installment loans to individuals	137	225	214	201	249
Total charge-offs	902	732	313	304	327
Recoveries:
Real estate	24	14	17	13	68
Commercial and industrial	18	10	60	1	40
Installment loans to individuals	88	92	87	85	90
Total recoveries	130	116	164	99	198
Net charge-offs	772	616	149	205	129
Additions charged to operations	2,150	917	375	150	635
Balance at end of period	$6,035	$4,657	$4,356	$4,130	$4,185
Ratio of net annualized charge-offs during the period to average loans outstanding during the period	0.19%	0.16%	0.04%	0.06%	0.04%

NON-INTEREST INCOME

2010 vs 2009

Total non-interest income increased $5,172,000 from the year ended December 31, 2009 to 2010.  Excluding security losses, non-interest income increased $153,000 year over year.  Service charges decreased as customers continued to migrate to checking accounts having reduced or no service charges.  Earnings on bank-owned life insurance decreased due to the differential in non-recurring gains on death benefit recognized in 2010 and 2009. Insurance commissions decreased due to the general economic downturn, which has led to a decrease in volume of sales.  Management of The M Group continues to pursue new and build upon current relationships.  However, the sales cycle for insurance and investment products can take typically from six months to one year or more to complete. The increase in other income was primarily due to increases in revenues from debit/credit card transactions and merchant card commissions.

	2010		2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$2,177	29.19%	$2,200	96.20%	$(23)	(1.05)%
Securities gains (losses), net	173	2.32	(4,846)	(211.89)	5,019	103.57
Bank owned life insurance	636	8.53	713	31.18	(77)	(10.80)
Gain on sale of loans	949	12.72	826	36.12	123	14.89
Insurance commissions	970	13.00	1,189	51.99	(219)	(18.42)
Other	2,554	34.24	2,205	96.40	349	15.83
Total non-interest income	$7,459	100.00%	$2,287	100.00%	$5,172	226.15%

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

NON-INTEREST EXPENSE

2010 vs 2009

Total non-interest expenses decreased $320,000 from the year ended December 31, 2009 to December 31, 2010. Salaries and employee benefits remained stable as a decrease in pension expense limited the impact of several factors including standard cost of living wage adjustments for employees and increased benefit costs.  Amortization of investment in limited partnerships increased due to a low income elderly housing partnership in our Williamsport market beginning to be amortized in conjunction with the recognition of federal tax credits. Other expenses decreased primarily due to a decrease in FDIC insurance expense of $330,000.

	2010		2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$10,214	52.41%	$10,189	51.43%	$25	0.25%
Occupancy, net	1,240	6.36	1,266	6.39	(26)	(2.05)
Furniture and equipment	1,264	6.48	1,212	6.12	52	4.29
Pennsylvania shares tax	677	3.47	685	3.46	(8)	(1.17)
Amortization of investment in limited partnerships	693	3.56	567	2.86	126	22.22
Other	5,404	27.72	5,893	29.74	(489)	(8.30)
Total non-interest expense	$19,492	100.00%	$19,812	100.00%	$(320)	(1.62)%

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

	2009		2008		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$10,189	51.43%	$9,634	53.66%	$555	5.76%
Occupancy, net	1,266	6.39	1,288	7.18	(22)	(1.71)
Furniture and equipment	1,212	6.12	1,182	6.59	30	2.54
Pennsylvania shares tax	685	3.46	421	2.35	264	62.71
Amortization of investment in limited partnerships	567	2.86	712	3.97	(145)	(20.37)
Other	5,893	29.74	4,712	26.25	1,181	25.06
Total non-interest expense	$19,812	100.00%	$17,949	100.00%	$1,863	10.38%

INCOME TAXES

2010 vs 2009

The provision for income taxes for the year ended December 31, 20010 resulted in an effective income tax rate of 11.2% compared to (13.9)% for 2009. This increase is primarily the result of an increase in net securities gains of $5,019,000 (to a gain of $173,000 from a loss of $4,846,000) which accounted for an increase in tax expense of approximately $1,706,000.

An analysis has been performed to determine if there is a need for a valuation allowance related to the deferred tax asset that has been booked due to the investment losses.  As of December 31, 2010, management determined that a valuation analysis was not necessary.

2009 vs 2008

The provision for income taxes for the year ended December 31, 2009 resulted in an effective income tax rate of (13.9)% compared to 4.8% for 2008. This decrease is primarily the result of an increase in net securities losses of $2,815,000 which accounted for a reduction in tax expense of approximately $957,000.  In addition, tax-exempt investment income and bank-owned life insurance income increased $134.000 and $241,000, respectively resulting in approximately and additional reduction in tax expense of $128,000.

FINANCIAL CONDITION

INVESTMENTS

2010

The fair value of the investment portfolio increased $6,772,000 from December 31, 2009 to 2010 while the amortized cost increased $12,390,000 over the same period.  The increase in amortized value was primarily due to an increase in the state and political securities and other debt securities segments of the portfolio.  The state and political securities segment of the aggregate portfolio was increased due to its ability to complement the shorter duration assets within the earning asset composition.  Other debt securities were utilized as short-term vehicles to utilize cash on hand, while minimizing interest rate risk.  The increase in carrying or fair value was the result of the previously noted increase in amortized cost offset by an increase in aggregate net unrealized losses of $5,618,000 primarily related to the state and political securities segment of the portfolio.

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

The carrying amounts of investment securities are summarized as follows for the years ended December 31, 2010, 2009, and 2008:

	2010		2009		2008
(In Thousands)	Balance	% Portfolio	Balance	% Portfolio	Balance	% Portfolio
U.S. Government agencies:
Held to maturity	$5	—%	$6	—%	$10	—%
Available for sale	26,613	12.34	39,136	18.74	47,586	22.84
State and political subdivisions (tax-exempt):
Held to maturity	—	—	—	—	—	—
Available for sale	101,492	47.06	106,928	51.19	103,173	49.51
State and political subdivisions (taxable):
Held to maturity	—	—	—	—	—	—
Available for sale	53,295	24.71	37,949	18.17	28,668	13.76
Other bonds, notes and debentures:
Held to maturity	78	0.04	101	0.05	125	0.06
Available for sale	20,608	9.56	12,976	6.21	15,554	7.46
Total bonds, notes and debentures	202,091	93.71	197,096	94.36	195,116	93.63
Corporate stock - Available for Sale	13,557	6.29	11,779	5.64	13,270	6.37
Total	$215,648	100.00%	$208,875	100.00%	$208,386	100.00%

The following table shows the maturities and repricing of investment securities, at amortized cost and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) at December 31, 2010:

	Within	After One	After Five	After	Amortized
	One	But Within	But Within	Ten	Cost
(In Thousands)	Year	Five Years	Ten Years	Years	Total
U.S. Government agencies:
HTM Amount	$—	$—	$1	$4	$5
Yield	—	—	9.04%	8.73%	8.79%
AFS Amount	—	1,000	—	23,759	24,759
Yield	—	2.10%	—	5.84%	5.69%
State and political subdivisions (tax-exempt):
HTM Amount	—	—	—	—	—
Yield	—	—	—	—	—
AFS Amount	—	478	1,275	112,248	114,001
Yield	—	3.18%	7.06%	6.59%	6.58%
State and political subdivisions (taxable):
HTM Amount	—	—	—	—	—
Yield	—	—	—	—	—
AFS Amount	1,002	1,011	2,152	51,678	55,843
Yield	6.00%	3.56%	5.15%	6.05%	5.97%
Other bonds, notes and debentures:
HTM Amount	25	53	—	—	78
Yield	6.53%	6.15%	—	—	6.27%
AFS Amount	956	16,538	1,001	1,646	20,141
Yield	5.28%	3.76%	3.10%	6.81%	4.05%
Total Amount	$1,983	$19,080	$4,429	$189,335	$214,827
Total Yield	5.66%	3.66%	5.23%	6.35%	6.08%

Equity Securities					$11,845
Total Investment Portfolio Value					$226,672
Total Investment Portfolio Yield					5.76%

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

The distribution of credit ratings by amortized cost and estimated fair value for the debt security portfolio at December 31, 2010 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available for sale (AFS)
U.S. Government and agency securities	$24,759	$26,613	$—	$—	$—	$—	$—	$—	$24,759	$26,613
State and political securities	154,824	142,190	6,874	5,785	—	—	8,146	6,812	169,844	154,787
Other debt securities	19,241	19,719	875	864	—	—	25	25	20,141	20,608
Total debt securities AFS	$198,824	$188,522	$7,749	$6,649	$—	$—	$8,171	$6,837	$214,744	$202,008

Held to maturity (HTM)
U.S. Government and agency securities	$5	$5	$—	$—	$—	$—	$—	$—	$5	$5
Other debt securities	78	78	—	—	—	—	—	—	78	78
Total debt securities HTM	$83	$83	$—	$—	$—	$—	$—	$—	$83	$83

LOAN PORTFOLIO

2010

Gross loans of $415,557,000 at December 31, 2010 represented an increase of $10,028,000 from December 31, 2009. The continued emphasis on well collateralized real estate loans resulted in commercial real estate secured loans increasing $8,108,000 from December 31, 2009 to 2010. The success in carrying out this long term strategy has played a significant role in limiting net charge-offs for 2010 to 0.19% of average loans.  The composition of the portfolio has continued to shift toward commercial from residential.  This shift is the by-product of the majority of residential mortgages being sold into the secondary market versus being added to the loan portfolio.

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

The amounts of loans outstanding at the indicted dates are shown in the following table according to type of loan at December 31, 2010, 2009, 2008, 2007, and 2006:

	2010		2009		2008		2007		2006
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Commercial and agricultural	$50,853	12.23%	$46,647	11.50%	$40,602	10.64%	$35,739	9.91%	$36,995	10.27%
Real estate mortgage:
Residential	173,578	41.77	174,346	43.00	177,406	46.51	163,268	45.30	158,219	43.90
Commercial	160,189	38.55	152,209	37.53	136,158	35.69	132,943	36.88	135,404	37.57
Construction	22,545	5.43	21,795	5.37	15,838	4.16	16,152	4.48	16,749	4.65
Installment loans to individuals	9,432	2.27	11,549	2.85	12,487	3.27	13,317	3.69	14,035	3.89
Less: Net deferred loan fees	1,040	(0.25)	1,017	(0.25)	1,013	(0.27)	941	(0.26)	1,018	(0.28)
Gross loans	$415,557	100.00%	$405,529	100.00%	$381,478	100.00%	$360,478	100.00%	$360,384	100.00%

The amounts of domestic loans at December 31, 2010 are presented below by category and maturity:

	Commercial				Installment
	and	Real Estate			Loans to
(In Thousands)	Agricultural	Residential	Commercial	Construction	Individuals	Total
Loans with floating interest rates:
1 year or less	$8,233	$8,247	$10,507	$7,914	$1,655	$36,556
1 through 5 years	1,502	2,281	6,143	4,564	7	14,497
5 through 10 years	3,961	10,839	17,619	207	23	32,649
After 10 years	14,485	123,189	112,804	4,097	1,004	255,579
Total floating interest rate loans	28,181	144,556	147,073	16,782	2,689	339,281
Loans with predetermined interest rates:
1 year or less	1,554	2,686	1,325	961	616	7,142
1 through 5 years	12,858	9,054	2,764	2,752	5,703	33,131
5 through 10 years	1,324	12,611	2,681	39	399	17,054
After 10 years	6,936	4,671	6,346	2,011	25	19,989
Total predetermined interest rate loans	22,672	29,022	13,116	5,763	6,743	77,316
Total	$50,853	$173,578	$160,189	$22,545	$9,432	$416,597
Less: Net deferred loan fees						1,040
						$415,557

•                  The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

•                  Scheduled repayments are reported in maturity categories in which the payment is due.

The Bank does not make loans that provide for negative amortization nor do any loans contain conversion features. The Bank does not have any foreign loans outstanding at December 31, 2010.

ALLOWANCE FOR LOAN LOSSES

2010

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

The allowance for loan losses increased from $4,657,000 at December 31, 2009 to $6,035,000 at December 31, 2010.  At December 31, 2010, the allowance for loan losses was 1.45% of total loans compared to 1.15% of total loans at December 31, 2009. This percentage is consistent with peer banks and higher than the Bank’s historical experience.  Management’s conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date as noted in the Provision for Loan Losses discussion.

Based on management’s loan-by-loan review, the past performance of the borrowers, and current economic conditions, including recent business closures and bankruptcy levels, management does not anticipate any current losses related to nonaccrual, nonperforming, or classified loans above those that have already been considered in its overall judgment of the adequacy of the allowance for loan losses.

2009

At December 31, 2009, the allowance for loan losses was 1.15% of total loans compared to 1.14% of total loans at December 31, 2008.  An increase in gross loans of $24,051,000 from $381,478,000 at December 31, 2008 to $405,529,000 at December 31, 2009 coupled with net charge-offs of $616,000 led to the slight increase in the allowance for loan losses as a percent of total loans.

Allocation of The Allowance For Loan Losses

		Percent Of
		Loans In
		Each
		Category To
(In Thousands)	Amount	Total Loans
December 31, 2010:
Balance at end of period applicable to:
Commercial and agricultural	$466	12.21%
Real estate mortgage:
Residential	980	41.67
Commercial	1,508	38.45
Construction	2,893	5.41
Installment loans to individuals	188	2.26
Unallocated	—	—
Total	$6,035	100.00%
December 31, 2009:
Balance at end of period applicable to:
Commercial and agricultural	$569	11.48%
Real estate mortgage:
Residential	972	42.88
Commercial	1,491	37.44
Construction	1,403	5.36
Installment loans to individuals	222	2.84
Unallocated	—	—
Total	$4,657	100.00%
December 31, 2008:
Balance at end of period applicable to:
Commercial and agricultural	$580	10.62%
Real estate mortgage:
Residential	659	46.38
Commercial	1,326	35.60
Construction	1,471	4.14
Installment loans to individuals	250	3.26
Unallocated	70	—
Total	$4,356	100.00%
December 31, 2007:
Balance at end of period applicable to:
Commercial and agricultural	$823	9.89%
Real estate mortgage:
Residential	1,031	45.18
Commercial	1,634	36.78
Construction	112	4.47
Installment loans to individuals	228	3.68
Unallocated	302	—
Total	$4,130	100.00%
December 31, 2006:
Balance at end of period applicable to:
Commercial and agricultural	$679	10.24%
Real estate mortgage:
Residential	951	43.78
Commercial	1,972	37.47
Construction	108	4.63
Installment loans to individuals	295	3.88
Unallocated	180	—
Total	$4,185	100.00%

NONPERFORMING LOANS

Nonaccrual loans increased $3,767,000 to $5,658,000 at December 31, 2010 as several commercial real estate relationships deteriorated in quality. Overall nonperforming loans increased $1,759,000 to $6,215,000 at December 31, 2010 from the prior fiscal year end.

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

2.               It becomes well secured and in the process of collection; and

3.               Prospects for future contractual payments are no longer in doubt.

	Total Nonperforming Loans
		90 Days
(In Thousands)	Nonaccrual	Past Due	Total
2010	$5,658	$557	$6,215
2009	1,891	2,565	4,456
2008	1,476	259	1,735
2007	955	365	1,320
2006	370	119	489
2005	540	63	603
2004	1,381	345	1,726
2003	827	429	1,256

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

DEPOSITS

2010 vs 2009

Total average deposits were $522,101,000 for 2010, an increase of $45,907,000 or 9.64% from 2009.  Core deposits, which exclude time deposits, increased due to growth in average money market accounts of $37,206,000 or 59.15%.  This core deposit growth is the result of the impact of natural gas exploration throughout our market footprint, shift in marketing strategies, and municipal account gathering efforts.  Time deposits decreased due to the reasons noted previously that resulted in a reduced need for higher cost time deposit accounts.  In addition, the Bank has continued to capitalize on its reputation of safety and soundness during this prolonged economic downturn.

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

The average amount and the average rate paid on deposits are summarized below for the years ended December 31, 2010, 2009, and 2008:

	2010		2009		2008
	Average		Average		Average
(In Thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$84,158	0.00%	$74,618	0.00%	$73,618	0.00%
Savings	64,477	0.28	60,815	0.51	60,324	0.73
Super Now	65,080	0.59	58,591	0.87	52,117	1.26
Money Market	100,112	1.17	62,906	1.95	30,921	2.26
Time	208,274	2.07	219,264	2.84	200,572	3.92
Total average deposits	$522,101	1.16%	$476,194	1.74%	$417,552	2.31%

SHAREHOLDERS’ EQUITY

2010

Shareholders’ equity decreased $296,000 to $66,620,000 at December 31, 2010 compared to December 31, 2009 as accumulated other comprehensive loss increased to $9,689,000.  The increase in accumulated other comprehensive loss is primarily a result of a change in unrealized losses on available for sale securities from an unrealized loss of $3,569,000 at December 31, 2009 to an unrealized loss of $7,276,000 at December 31, 2010.  The other component in the increase of accumulated other comprehensive loss is an increase of $493,000 in the net excess of the projected benefit obligation over the market value of the plan assets of the defined benefit pension plan.  The current level of shareholders’ equity equates to a book value per share of $17.37 at December 31, 2010 compared to $17.45 at December 31, 2009 and an equity to asset ratio of 9.63% at December 31, 2010.  Book value per share, excluding accumulated other comprehensive loss, was $19.90 at December 31, 2010 compared to $18.88 at December 31, 2009.  Dividends paid to shareholders were $1.84 for each of the twelve months ended December 31, 2010 and 2009.

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

Bank regulators have risk based capital guidelines.  Under these guidelines the Company and Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2010, both the Company’s and Bank’s required ratios were well above the minimum ratios as follows:

			Minimum
	Company	Bank	Standards
Tier 1 capital ratio	9.55%	8.17%	4.00%
Total capital ratio	15.95%	13.78%	8.00%

For a more comprehensive discussion of these requirements, see “Regulations and Supervision” in Item 1 of the Annual Report on Form 10-K.  Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity, and other certain equity ratios are presented as follows:

	2010	2009	2008
Percentage of net income to:
Average total assets	1.56%	0.92%	1.27%
Average shareholders’ equity	15.30%	9.66%	12.02%
Percentage of dividends declared to net income	64.56%	115.74%	88.67%
Percentage of average shareholders’ equity to average total assets	10.19%	9.50%	10.53%

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

The following liquidity measures are monitored for compliance and were within the limits cited at December 31, 2010:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $223,607,000 with $85,788,000 utilized, leaving $137,819,000 available.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $13,276,000. The Company’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.

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

The Company currently maintains a gap position of being liability sensitive.  The Company has strategically taken this position as it has decreased the duration of the time deposit portfolio over the last several years, while continuing to maintain a primarily fixed rate earning asset portfolio with a duration greater than the liabilities utilized to fund earning assets.  Lengthening of the liability portfolio coupled with the addition of limited short-term assets is being undertaken.  These actions are expected to reduce, but not eliminate, the liability sensitive structure of the balance sheet.

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

The following is a rate shock forecast for the twelve month period ended December 31, 2011 assuming a static balance sheet as of December 31, 2010.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200
Net interest income	$25,957	$26,848	$27,005	$26,301	$25,647
Change from static	(1,048)	(157)	—	(704)	(1,358)
Percent change from static	-3.88%	-0.58%	—	-2.61%	-5.03%

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

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require future cash payments. The following table presents, as of December 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date.  Further discussion of the nature of each obligation is included in the “Notes to Consolidated Financial Statements” of the Annual Report on Form 10-K.

	Payments Due In
(In Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$328,233	$—	$—	$—	$328,233
Time deposits	120,363	57,030	10,643	1,239	189,275
Repurchase agreements	13,289	—	—	—	13,289
Short-term borrowings, FHLB	14,010	—	—	—	14,010
Long-term borrowings, FHLB	10,500	20,528	10,750	30,000	71,778
Operating leases	352	534	379	1,332	2,597

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

ITEM 8                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Penns Woods Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Penns Woods Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Wexford, PA

March 8, 2011

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
(In Thousands, Except Share Data)	2010	2009
ASSETS:
Noninterest-bearing balances	$9,467	$13,760
Interest-bearing deposits in other financial institutions	26	28
Total cash and cash equivalents	9,493	13,788

Investment securities, available for sale, at fair value	215,565	208,768
Investment securities, held to maturity, (fair value of $83 and $108)	83	107
Loans held for sale	6,658	4,063
Loans	415,557	405,529
Less: Allowance for loan losses	6,035	4,657
Loans, net	409,522	400,872
Premises and equipment, net	7,658	7,988
Accrued interest receivable	3,765	3,523
Bank-owned life insurance	15,436	14,942
Investment in limited partnerships	4,205	4,898
Goodwill	3,032	3,032
Deferred tax asset	11,897	9,491
Other assets	4,374	4,732
TOTAL ASSETS	$691,688	$676,204

LIABILITIES:
Interest-bearing deposits	$428,161	$417,388
Noninterest-bearing deposits	89,347	79,899
Total deposits	517,508	497,287

Short-term borrowings	27,299	18,354
Long-term borrowings, Federal Home Loan Bank (FHLB)	71,778	86,778
Accrued interest payable	750	1,073
Other liabilities	7,733	5,796
TOTAL LIABILITIES	625,068	609,288

SHAREHOLDERS’ EQUITY
Common stock, par value $8.33, 10,000,000 shares authorized; 4,015,753 and 4,013,142 shares issued	33,464	33,443
Additional paid-in capital	18,064	18,008
Retained earnings	31,091	27,218
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(7,276)	(3,569)
Defined benefit plan	(2,413)	(1,920)
Less: Treasury stock at cost, 180,596 and 179,028 shares	(6,310)	(6,264)
TOTAL SHAREHOLDERS’ EQUITY	66,620	66,916
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$691,688	$676,204

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2010	2009	2008

INTEREST AND DIVIDEND INCOME:
Loans, including fees	$25,513	$25,568	$25,228
Investment securities:
Taxable	5,584	5,424	5,241
Tax-exempt	5,059	5,005	4,871
Dividend and other interest income	206	194	768
TOTAL INTEREST AND DIVIDEND INCOME	36,362	36,191	36,108

INTEREST EXPENSE:
Deposits	6,055	8,284	9,670
Short-term borrowings	265	396	1,181
Long-term borrowings, FHLB	3,548	3,718	3,981
TOTAL INTEREST EXPENSE	9,868	12,398	14,832

NET INTEREST INCOME	26,494	23,793	21,276

PROVISION FOR LOAN LOSSES	2,150	917	375

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,344	22,876	20,901

NON-INTEREST INCOME:
Service charges	2,177	2,200	2,289
Securities gains (losses), net	173	(4,846)	(2,031)
Earnings on bank-owned life insurance	636	713	472
Gain on sale of loans	949	826	882
Insurance commissions	970	1,189	1,928
Other	2,554	2,205	1,916
TOTAL NON-INTEREST INCOME	7,459	2,287	5,456

NON-INTEREST EXPENSE:
Salaries and employee benefits	10,214	10,189	9,634
Occupancy, net	1,240	1,266	1,288
Furniture and equipment	1,264	1,212	1,182
Pennsylvania shares tax	677	685	421
Amortization of investment in limited partnerships	693	567	712
Other	5,404	5,893	4,712
TOTAL NON-INTEREST EXPENSE	19,492	19,812	17,949

INCOME BEFORE INCOME TAX PROVISION (BENEFIT)	12,311	5,351	8,408
INCOME TAX PROVISION (BENEFIT)	1,382	(742)	405
NET INCOME	$10,929	$6,093	$8,003

NET INCOME PER SHARE - BASIC	$2.85	$1.59	$2.07
NET INCOME PER SHARE - DILUTED	$2.85	$1.59	$2.07
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,834,255	3,832,789	3,859,724
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,834,394	3,832,886	3,859,833
DIVIDENDS PER SHARE	$1.84	$1.84	$1.84

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2007	4,006,934	$33,391	$17,888	$27,707	$(3,534)	$(4,893)	$70,559

Cumulative effect of change in accounting for endorsement split-dollar life insurance contracts				(437)			(437)
Comprehensive loss:
Net income				8,003			8,003
Other comprehensive loss					(8,732)		(8,732)
Dividends declared, ($1.84 per share)				(7,096)			(7,096)
Stock options exercised	330	3	8				11
Common shares issued for employee stock purchase plan	3,264	27	63				90
Purchase of treasury stock (47,726 shares)						(1,371)	(1,371)
Balance, December 31, 2008	4,010,528	33,421	17,959	28,177	(12,266)	(6,264)	61,027

Comprehensive income:
Net income				6,093			6,093
Other comprehensive income					6,777		6,777
Dividends declared, ($1.84 per share)				(7,052)			(7,052)
Common shares issued for employee stock purchase plan	2,614	22	49				71
Balance, December 31, 2009	4,013,142	33,443	18,008	27,218	(5,489)	(6,264)	66,916

Comprehensive income:
Net income				10,929			10,929
Other comprehensive income					(4,200)		(4,200)
Dividends declared, ($1.84 per share)				(7,056)			(7,056)
Stock options exercised	441	3	7				10
Common shares issued for employee stock purchase plan	2,170	18	49				67
Purchase of treasury stock (1,568 shares)						(46)	(46)
Balance, December 31, 2010	4,015,753	$33,464	$18,064	$31,091	$(9,689)	$(6,310)	$66,620

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In Thousands)	2010		2009		2008

Net Income		$10,929		$6,093		$8,003
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available for sale securities	(3,593)		1,719		(7,667)
Net realized (gain) loss included in net income, net of tax provision (benefit) of $59, ($1,648), and ($691)	(114)		3,198		1,340
	(3,707)		4,917		(6,327)
Defined benefit pension plan, net of tax:
Net transition asset	(2)		(1)		(2)
Prior service cost	17		16		17
Net (loss) gain	(508)		1,845		(2,420)
Other comprehensive (loss) income, net of tax		(4,200)		6,777		(8,732)
Comprehensive income (loss)		$6,729		$12,870		$(729)

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2010	2009	2008

OPERATING ACTIVITIES:
Net Income	$10,929	$6,093	$8,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	731	724	663
Provision for loan losses	2,150	917	375
Accretion and amortization of investment security discounts and premiums	(2,017)	(1,590)	(1,361)
Securities (gains) losses, net	(173)	4,846	2,031
Originations of loans held for sale	(43,659)	(34,723)	(39,456)
Proceeds of loans held for sale	42,013	35,108	40,930
Gain on sale of loans	(949)	(826)	(882)
Earnings on bank-owned life insurance	(636)	(713)	(472)
Decrease (increase) in prepaid federal deposit insurance	666	(2,315)	—
Other, net	806	(1,202)	(2,830)
Net cash provided by operating activities	9,861	6,319	7,001
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	3,700	14,757	40,169
Proceeds from calls and maturities	15,628	9,084	6,759
Purchases	(29,918)	(20,006)	(50,995)
Investment securities held to maturity:
Proceeds from calls and maturities	26	29	4
Purchases	—	—	176
Net increase in loans	(11,026)	(25,375)	(21,613)
Acquisition of bank premises and equipment	(401)	(847)	(1,754)
Proceeds from the sale of foreclosed assets	194	491	112
Purchase of bank-owned life insurance	(80)	(59)	(1,699)
Proceeds from bank-owned life insurance death benefit	82	376	—
Sale of bank-owned life insurance policy to insured	134	—	—
Investment in limited partnership	—	(738)	—
Proceeds from redemption of regulatory stock	364	—	4,606
Purchases of regulatory stock	—	(170)	(4,629)
Net cash used for investing activities	(21,297)	(22,458)	(28,864)
FINANCING ACTIVITIES
Net increase in interest-bearing deposits	10,773	72,055	30,982
Net increase in noninterest-bearing deposits	9,448	3,864	1,364
Proceeds of long-term borrowings, FHLB	—	—	10,000
Repayment of long-term borrowings, FHLB	(15,000)	—	(29,600)
Net increase (decrease) in short-term borrowings	8,945	(55,592)	18,631
Dividends paid	(7,056)	(7,052)	(7,096)
Issuance of common stock	67	71	90
Stock options exercised	10	—	11
Purchase of treasury stock	(46)	—	(1,371)
Net cash provided by financing activities	7,141	13,346	23,011
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,295)	(2,793)	1,148
CASH AND CASH EQUIVALENTS, BEGINNING	13,788	16,581	15,433
CASH AND CASH EQUIVALENTS, ENDING	$9,493	$13,788	$16,581

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$10,191	$12,642	$15,259
Income taxes paid	2,550	1,325	2,085
Transfer of loans to foreclosed real estate	226	708	464

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

Investment Securities

Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities held to maturity or securities available for sale.  Debt securities acquired with the intent and ability to hold to maturity are stated at cost, adjusted for amortization of premium and accretion of discount, which are computed using the interest method and recognized as adjustments of interest income. Certain other debt securities have been classified as available for sale to serve principally as a source of liquidity.  Unrealized holding gains and losses for available for sale securities are reported as a separate component of shareholders’ equity, net of tax, until realized.  Realized security gains and losses are computed using the specific identification method for debt securities and the average cost method for marketable equity securities.  Interest and dividends on investment securities are recognized as income when earned.

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

Loans

Loans are stated at the principal amount outstanding, net of deferred fees, unamortized loan fees and costs, and the allowance for loan losses. Interest on loans is recognized as income when earned on the accrual method.  The Company’s general policy has been to stop accruing interest on loans when it is determined a reasonable doubt exists as to the collectability of additional interest. Income is subsequently recognized only to the extent that cash payments are received provided the loan is not delinquent in payment and, in management’s judgment, the borrower has the ability and intent to make future principal payments.  Otherwise, payments are applied to the unpaid principal balance of the loan.  Loans are restored to accrual status if certain conditions are met, including but not limited to, the repayment of all unpaid interest and scheduled principal due, ongoing performance consistent with the contractual agreement, and the future expectation of continued, timely payments.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2010, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, rising unemployment, or negative performance trends in financial information from borrowers could be indicators of subsequent increased levels of nonperforming assets and possible charge-offs, which would normally require increased loan loss provisions. An integral part of the periodic regulatory examination process is the review of the adequacy of the Bank’s loan loss allowance. The regulatory agencies could require the Bank, based on their evaluation of information available at the time of their examination, to provide additional loan loss provisions to further supplement the allowance.

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

Loan Charge-off Policies

Loans are generally fully or partially charged down to the fair value of collateral securing the asset when:

•                  management judges the asset to be uncollectible;

•                  repayment is deemed to be protracted beyond reasonable time frames;

•                  the asset has been classified as a loss by either the internal loan review process or external examiners;

•                  the borrower has filed bankruptcy and the loss becomes evident due to a lack of assets; or

•                  the loan is 180 days past due unless both well secured and in the process of collection.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.

In addition to the allowance for the pooled portfolios, management has developed a separate allowance for loans that are identified as impaired through a TDR. These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment. Consumer loans whose terms have been modified in a TDR are also individually analyzed for estimated impairment.

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

Goodwill

The Company performs an annual impairment analysis of goodwill for its purchased subsidiary, The M Group.  Based on the fair value of this reporting unit, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2010 and 2009.

Investments in Limited Partnerships

The Company is a limited partner in four partnerships at December 31, 2010 that provide low income elderly housing in the Company’s geographic market area. The carrying value of the Company’s investments in limited partnerships was $4,205,000 at December 31, 2010 and $4,898,000 at December 31, 2009. The Company is fully amortizing the investment in the partnership entered into prior to 2005 over the fifteen-year holding period.  The partnerships entered into after 2004 are being fully amortized over the ten-year tax credit receipt period utilizing the straight-line method.  The partnerships are amortized once the projects reach the level of occupancy needed to begin the ten year tax credit recognition period.  Amortization of limited partnership investments amounted to $693,000 in 2010, $567,000 in 2009, and $712,000 in 2008.

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

The Company when applicable recognizes interest and penalties on income taxes as a component of income tax provision.

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

Stock Options

The Company maintains a stock option plan for directors and certain officers and employees with the last option grant being in 2000. All options granted under the stock option plan have either been exercised or forfeited as of December 31, 2010.  All options were granted when the exercise price of the Company’s stock options was greater than or equal to the market price of the underlying stock on the date of the grant, therefore, no compensation expense was recognized in the Company’s financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company has presented the necessary disclosures in Note 12 (Employee Benefit Plans) herein.

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

In September, 2010, the FASB issued ASU 2010-25, Plan Accounting — Defined Contribution Pension Plans.  The amendments in this ASU require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest.  The amendments in this update are effective for fiscal years ending after December 15, 2010 and are not expected to have a significant impact on the Company’s financial statements.

In October, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Company’s financial statements.

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating impairment may exist.  The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Nonpublic entities may early adopt the amendments using the effective date for public entities.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.   The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  This ASU did not have a material impact on the Company’s financial statements.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.  In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted.  The adoption of this guidance is not expected to have a significant impact on the Entity’s financial statements.

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

	2010	2009	2008

Weighted average common shares issued	4,014,248	4,011,817	4,008,553

Average treasury stock shares	(179,993)	(179,028)	(148,829)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,834,255	3,832,789	3,859,724

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	139	97	109

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,834,394	3,832,886	3,859,833

Options to purchase 990 and 1,980 shares of common stock at a range in price of $24.72 to $31.82 were outstanding at December 31, 2009, and 2008, respectively.  Options were outstanding during 2010; however, prior to December 31, 2010 all options were either exercised or forfeited.  The options were included in the computation of diluted earnings per share on a weighted average basis determined by the length of time during each period that the market value exceeded the strike price.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair values of investment securities at December 31, 2010 and 2009 are as follows:

	2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$24,759	$1,854	$—	$26,613
State and political securities	169,844	282	(15,339)	154,787
Other debt securities	20,141	503	(36)	20,608
Total debt securities	214,744	2,639	(15,375)	202,008
Financial institution securities	11,549	1,686	(44)	13,191
Other equity securities	296	70	—	366
Total equity securities	11,845	1,756	(44)	13,557
Total investment securities AFS	$226,589	$4,395	$(15,419)	$215,565

Held to maturity (HTM)
U.S. Government and agency securities	$5	$—	$—	$5
Other debt securities	78	—	—	78
Total investment securities HTM	$83	$—	$—	$83

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$37,038	$2,098	$—	$39,136
State and political securities	153,914	733	(9,770)	144,877
Other debt securities	12,271	834	(129)	12,976
Total debt securities	203,223	3,665	(9,899)	196,989
Financial institution securities	10,952	981	(154)	11,779
Other equity securities	—	—	—	—
Total equity securities	10,952	981	(154)	11,779
Total investment securities AFS	$214,175	$4,646	$(10,053)	$208,768

Held to maturity (HTM)
U.S. Government and agency securities	$6	$—	$—	$6
Other debt securities	101	1	—	102
Total investment securities HTM	$107	$1	$—	$108

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009.

	2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	105,826	5,883	32,847	9,456	138,673	15,339
Other debt securities	2,501	19	282	17	2,783	36
Total debt securities	108,327	5,902	33,129	9,473	141,456	15,375
Financial institution securities	859	41	59	3	918	44
Other equity securities	—	—	—	—	—	—
Total equity securities	859	41	59	3	918	44
Total	$109,186	$5,943	$33,188	$9,476	$142,374	$15,419

	2009
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	60,005	2,336	36,267	7,434	96,272	9,770
Other debt securities	—	—	1,191	129	1,191	129
Total debt securities	60,005	2,336	37,458	7,563	97,463	9,899
Financial institution securities	159	27	918	127	1,077	154
Other equity securities	—	—	—	—	—	—
Total equity securities	159	27	918	127	1,077	154
Total	$60,164	$2,363	$38,376	$7,690	$98,540	$10,053

At December 31, 2010 and 2009 there were 160 and 86 individual securities in a continuous unrealized loss position for less than twelve months and 84 and 106 individual securities in a continuous unrealized loss position for greater than twevle months, respectively.

There are 244 and 192 positions that are considered temporarily impaired as of December 31, 2010 and 2009, respectively.  The Company reviews its position quarterly and has asserted that at December 31, 2010 and 2009, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
(In Thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,958	$1,996	$25	$25
Due after one year to five years	19,027	19,456	53	53
Due after five years to ten years	4,428	4,128	1	1
Due after ten years	189,331	176,428	4	4
Total	$214,744	$202,008	$83	$83

Total gross proceeds from sales of securities available for sale were $3,700,000, $14,757,000, and $40,169,000 for 2010, 2009, and 2008, respectively.  The following table represents gross realized gains and losses on those transactions in addition to impairment charges related to the equity securities portfolio:

(In Thousands)	2010	2009	2008
Gross realized gains:
U.S. Government and agency securities	$—	$—	$253
State and political securities	—	—	236
Other debt securities	117	575	6
Financial institutions securities	102	22	539
Other equity securities	—	—	—
Total gross realized gains	$219	$597	$1,034

Gross realized losses:
U.S. Government and agency securities	$—	$—	$36
State and political securities	3	—	204
Other debt securities	15	1,062	510
Financial institutions securities	28	4,381	2,315
Other equity securities	—	—	—
Total gross realized losses	$46	$5,443	$3,065

Gross realized losses for the equity securities portfolio include impairment charges of $4,614,000, and $2,797,000 for the years ended December 31, 2009, and 2008, respectively.   There were no impairment charges for the year ended December 31, 2010.

Investment securities with a carrying value of approximately $88,468,000 and $97,366,000 at December 31, 2010 and 2009, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

There is no concentration of investments that exceed ten percent of shareholders’ equity for any individual issuer, excluding those guaranteed by the U.S. Government.

NOTE 4 - FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB.  At December 31, 2010, the Bank held $6,907,700 in stock of the FHLB, which was in compliance with this requirement.

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

Based on its analysis of these factors, the Company determined that its holding of FHLB stock was not impaired on December 31, 2010.

NOTE 5 — CREDIT QUALITY AND RELATED ALLOWANCE FOR LOAN LOSSES

Management segments the Bank’s loan portfolio to a level that enables risk and performance monitoring according to similar risk characteristics.  Loans are segmented based on the underlying collateral characteristics.  Categories include commercial and agricultural, real estate, and installment loans to individuals.  Real estate loans are further segmented into three categories: residential, commercial and construction.

The following table presents the related aging categories of loans, by segment, as of December 31, 2010 and 2009:

	2010
			Past Due
			90 Days
		Past Due	Or More
		30 To 89	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$50,208	$426	$215	$4	$50,853
Real estate mortgage:
Residential	166,354	6,356	259	609	173,578
Commercial	157,764	438	60	1,927	160,189
Construction	13,836	5,592	—	3,117	22,545
Installment loans to individuals	9,199	209	23	1	9,432
	397,361	$13,021	$557	$5,658	416,597
Less: Net deferred loan fees	1,040				1,040
Allowance for loan losses	6,035				6,035
Loans, net	$390,286				$409,522

	2009
			Past Due
			90 Days
		Past Due	Or More
		30 To 90	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$45,930	$457	$182	$78	$46,647
Real estate mortgage:
Residential	165,313	7,333	951	749	174,346
Commercial	147,455	2,860	1,429	465	152,209
Construction	18,247	2,992	—	556	21,795
Installment loans to individuals	11,192	311	3	43	11,549
	388,137	$13,953	$2,565	$1,891	406,546
Less: Net deferred loan fees	1,017				1,017
Allowance for loan losses	4,657				4,657
Loans, net	$382,463				$400,872

If interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans, income would have approximated $368,000, $134,000, and $72,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  Interest income on such loans amounted to approximately $56,000, $48,000, and $9,000, for the years ended December 31, 2010, 2009, and 2008, respectively.

Impaired Loans

Impaired loans are loans for which it is probable the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement.  The Bank individually evaluates such loans for impairment and does not aggregate loans by major risk classifications.  The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories overlap.  The Bank may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired. Factors considered by management in determining impairment include payment status and collateral value.  The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $100,000 and if the loan is either on non-accrual status or has a risk rating of substandard.  Management may also elect to measure an individual loan for impairment if less than $100,000 on a case by case basis.

Mortgage loans on one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired.  Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.  Interest income for impaired loans is recorded consistent to the Bank’s policy on nonaccrual loans.

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of December 31, 2010 and 2009:

	2010
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$90	$90	$—
Real estate mortgages - residential	888	888	—
Real estate mortgages - commercial	2,498	2,498	—
Real estate mortgages - construction	260	260	—
Installment loans to individuals	—	—	—
	3,736	3,736	—
With an allowance recorded:
Commercial and agricultural	—	—	—
Real estate mortgages - residential	572	572	80
Real estate mortgages - commercial	1,889	1,889	158
Real estate mortgages - construction	9,860	10,397	2,518
Installment loans to individuals	—	—	—
	12,321	12,858	2,756
Total:
Commercial and agricultural	90	90	—
Real estate mortgages - residential	1,460	1,460	80
Real estate mortgages - commercial	4,387	4,387	158
Real estate mortgages - construction	10,120	10,657	2,518
Installment loans to individuals	—	—	—
	$16,057	$16,594	$2,756

	2009
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$734	$734	$—
Real estate mortgages - residential	812	812	—
Real estate mortgages - commercial	942	942	—
Real estate mortgages - construction	2,831	2,831	—
Installment loans to individuals	24	24	—
	5,343	5,343	—
With an allowance recorded:
Commercial and agricultural	256	256	130
Real estate mortgages - residential	335	335	41
Real estate mortgages - commercial	437	437	286
Real estate mortgages - construction	1,941	1,941	345
Installment loans to individuals	—	—	—
	2,969	2,969	802
Total:
Commercial and agricultural	990	990	130
Real estate mortgages - residential	1,147	1,147	41
Real estate mortgages - commercial	1,379	1,379	286
Real estate mortgages - construction	4,772	4,772	345
Installment loans to individuals	24	24	—
	$8,312	$8,312	$802

Impaired loans which are troubled debt restructurings amounted to approximately $4,799,000 and $708,000 as of December 31, 2010 and 2009.

The following table presents the average recorded investment in impaired loans and related interest income recognized for December 31, 2010 and 2009:

	Year Ended December 31,
(In Thousands)	2010	2009	2008
Average investment in impaired loans	$8,424	$6,699	$3,410
Interest income recognized on an accrual basis on impaired loans	233	242	116
Interest income recognized on a cash basis on impaired loans	57	36	7

No additional funds are committed to be advanced in connection with impaired loans.

Internal Risk Ratings

Management uses a ten point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard.  Loans in the Doubtful category exhibit the same weaknesses found in the Substandard loans, however, the weaknesses are more pronounced.  Such loans are static and collection in full is improbable.  However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.  Loans classified Loss are considered uncollectible and charge-off is imminent.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external annual loan review of all commercial relationships $800,000 or greater is performed, as well as a sample of smaller transactions.  Confirmation of the appropriate risk category is included in the review.  Detailed reviews, including plans for resolution, are performed on loans classified as Substandard, Doubtful, or Loss on a quarterly basis.

The following table presents the credit quality categories identified above as of December 30, 2010 and 2009:

	2010
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$49,702	$171,588	$145,887	$11,840	$9,408	$388,425
Special Mention	565	526	9,195	—	—	10,286
Substandard	586	1,464	5,107	10,705	24	17,886
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$50,853	$173,578	$160,189	$22,545	$9,432	$416,597

	2009
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$44,731	$171,454	$144,754	$12,035	$11,503	$384,477
Special Mention	776	487	3,606	—	—	4,869
Substandard	1,140	2,405	3,849	9,760	46	17,200
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$46,647	$174,346	$152,209	$21,795	$11,549	$406,546

Allowance for Loan Losses

An allowance for loan losses (“ALL”) is maintained to absorb losses from the loan portfolio.  The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated future loss experience, and the amount of non-performing loans.

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (previously discussed) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance.  The total of the two components represents the Bank’s ALL.

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate.  Allowances are segmented based on collateral characteristics previously disclosed, and consistent with credit quality monitoring.  Loans that are collectively evaluated for impairment are grouped into two classes for evaluation.  A general allowance is determined for “Pass” rated credits, while a separate pool allowance is provided for “Criticized” rated credits that are not individually evaluated for impairment.

For the general allowances, historical loss trends are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by other qualitative factors.  A historical charge-off factor is calculated utilizing a twelve quarter moving average.  Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.  The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint.

Loans in the criticized pools, which possess certain qualities or characteristics that may lead to collection and loss issues, are closely monitored by management and subject to additional qualitative factors.  Management also monitors industry loss factors by loan segment for applicable adjustments to actual loss experience.

Management reviews the loan portfolio on a quarterly basis in order to make appropriate and timely adjustments to the ALL.  When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

Activity in the allowance is presented for the twelve months ended December 31, 2010 and 2009:

	2010
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Beginning Balance	$569	$972	$1,491	$1,403	$222	$4,657
Charge-offs	266	149	82	268	137	902
Recoveries	18	15	—	9	88	130
Provision	145	142	99	1,749	15	2,150
Ending Balance	$466	$980	$1,508	$2,893	$188	$6,035

	2009
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Beginning Balance	$589	$670	$1,348	$1,495	$254	$4,356
Charge-offs	133	218	156	—	225	732
Recoveries	10	6	—	8	91	115
Provision	103	514	299	(100)	102	918
Ending Balance	$569	$972	$1,491	$1,403	$222	$4,657

The Company has a concentration of loans to both owners of commercial and residential rental properties at December 31, 2010 and 2009 of 16.66% and 15.26% and 14.21% and 15.62% of total loans, respectively.

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central Pennsylvania. Although the Company has a diversified loan portfolio at December 31, 2010 and 2009, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010 and 2009:

	2010
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$80	$158	$2,518	$—	$2,756
Collectively evaluated for impairment	466	900	1,350	375	188	3,279
Total ending allowance balance	$466	$980	$1,508	$2,893	$188	$6,035

Loans:
Individually evaluated for impairment	$90	$1,460	$4,387	$10,120	$—	$16,057
Collectively evaluated for impairment	50,636	172,118	155,930	12,424	9,432	400,540
Total ending loans balance	$50,726	$173,578	$160,317	$22,544	$9,432	$416,597

	2009
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$130	$41	$286	$345	$—	$802
Collectively evaluated for impairment	439	931	1,205	1,058	222	3,855
Total ending allowance balance	$569	$972	$1,491	$1,403	$222	$4,657

Loans:
Individually evaluated for impairment	$990	$1,147	$1,379	$4,772	$24	$8,312
Collectively evaluated for impairment	45,657	173,199	150,830	17,023	11,525	398,234
Total ending loans balance	$46,647	$174,346	$152,209	$21,795	$11,549	$406,546

NOTE 6 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31, 2010 and 2009:

(In Thousands)	2010	2009
Land	$1,480	$1,480
Premises	7,350	7,206
Furniture and equipment	6,809	6,623
Leasehold improvements	885	885
Total	16,524	16,194
Less accumulated depreciation and amortization	8,866	8,206
Net premises and equipment	$7,658	$7,988

Depreciation and amortization charged to operations for the years ended 2009, 2008, and 2007 was $731,000, $724,000, and $663,000, respectively.

NOTE 7 - GOODWILL

As of December 31, 2010, 2009, and 2008 goodwill had a gross carrying value of $3,308,000 and accumulated amortization of $276,000 resulting in a net carrying amount of $3,032,000.

The gross carrying amount of goodwill is tested for impairment in the third quarter of each fiscal year.  Based on fair value of the reporting unit, estimated using the expected present value of future cash flows, there was no evidence of impairment of the carrying amount at December 31, 2010, 2009, and 2008, respectively.

NOTE 8 - TIME DEPOSITS

Time deposits of $100,000 or more totaled approximately $63,610,000 on December 31, 2010 and $79,840,000 on December 31, 2009. Interest expense related to such deposits was approximately $1,461,000, $2,336,000, and $2,894,000, for the years ended December 31, 2010, 2009, and 2008, respectively.

At December 31, 2010, the scheduled maturities on time deposits of $100,000 or more are as follows:

(In Thousands)	2010
Three months or less	$18,854
Three months to six months	9,894
Six months to twelve months	14,820
Over twelve months	20,042
Total	$63,610

Total time deposit maturities are as follows at December 31, 2010:

(In Thousands)	2010
2011	$120,363
2012	34,708
2013	22,322
2014	9,632
2015	1,011
Thereafter	1,239
Total	$189,275

NOTE 9 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and primarily FHLB advances, which generally represent overnight or less than six month borrowings.  In addition to the outstanding balances noted below, the Bank also had additional lines of credit totaling $13,276,000 available from correspondent banks other than the FHLB.  The outstanding balances and related information for short-term borrowings are summarized as follows at December 31, 2010, 2009, and 2008:

(In Thousands)	2010	2009	2008
Repurchase Agreements:
Balance at year end	$13,289	$13,199	$12,933
Maximum amount outstanding at any month end	20,815	16,008	18,839
Average balance outstanding during the year	14,305	13,664	15,840
Weighted-average interest rate:
At year end	1.58%	2.01%	2.83%
Paid during the year	1.80%	2.21%	2.83%

Open Repo Plus:
Balance at year end	$14,010	$5,155	$61,013
Maximum amount outstanding at any month end	14,010	40,330	61,013
Average balance outstanding during the year	1,066	11,772	31,495
Weighted-average interest rate:
At year end	0.62%	0.62%	0.59%
Paid during the year	0.65%	0.71%	2.04%

Short-Term FHLB:
Balance at year end	$—	$—	$—
Maximum amount outstanding at any month end	—	15,000	10,000
Average balance outstanding during the year	—	2,205	3,210
Weighted-average interest rate:
At year end	—	—	—
Paid during the year	—	0.42%	2.58%

NOTE 10 — LONG TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2010 and 2009:

(In Thousands)

		Weighted-	Weighted-	Stated Interest
		Average Interest	Average Interest	Rate Range
Description	Maturity	Rate 2010	Rate 2009	From	To	2010	2009
Variable	2010	—	4.87%	3.98%	6.65%	$—	$15,000
Variable	2011	4.49%	4.49%	4.25%	4.72%	10,000	10,000
Variable	2012	4.18%	4.18%	3.68%	4.43%	15,000	15,000
Variable	2013	3.74%	3.74%	3.74%	3.74%	5,000	5,000
Variable	2015	3.97%	3.97%	3.97%	3.97%	10,000	10,000
Variable	2017	4.22%	4.22%	4.15%	4.28%	20,000	20,000
Variable	2018	3.18%	3.18%	3.18%	3.18%	10,000	10,000
Total Variable		4.03%	4.18%			70,000	85,000
Fixed	2011	6.92%	6.92%	6.92%	6.92%	500	500
Fixed	2013	5.87%	5.87%	5.87%	5.87%	528	528
Fixed	2015	6.92%	6.92%	6.92%	6.92%	750	750
Total Fixed		6.61%	6.61%			1,778	1,778
Total		4.09%	4.23%			$71,778	$86,778

(In Thousands)

Year Ending		Weighted-
December 31,	Amount	Average Rate
2011	$10,500	4.60%
2012	15,000	4.18%
2013	5,528	3.94%
2014	—	—
2015	10,750	4.18%
Thereafter	30,000	3.87%
	$71,778	4.09%

The terms of the convertible borrowings allow the FHLB to convert the interest rate to an adjustable rate based on the three month London Interbank Offered Rate (“LIBOR”) at a predetermined anniversary date of the borrowing’s origination, ranging from three months to five years.  If the FHLB converts the interest rate on one of the predetermined dates, the Bank has the ability to pay off the debt on the conversion date and quarterly thereafter without incurring the customary pre-payment penalty.

The Bank maintains a credit arrangement which includes a revolving line of credit with the FHLB.  Under this credit arrangement, the Bank has a remaining borrowing capacity of $137,819,000 at December 31, 2010, which is subject to annual renewal, and typically incurs no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of the Bank which consist principally of first mortgage loans and mortgage-backed securities.

NOTE 11 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset position at December 31, 2010 and 2009:

(In Thousands)	2010	2009
Deferred tax assets:
Allowance for loan losses	$2,001	$1,583
Deferred compensation	462	403
Pension	1,501	1,148
Loan fees and costs	353	346
Investment securities allowance	1,495	1,620
Unrealized loss on available for sale securities	3,748	1,839
Low income housing credit carryforward	2,876	2,132
Capital loss	—	1,195
Other	803	296
Total	13,239	10,562

Deferred tax liabilities:
Bond accretion	334	207
Depreciation	332	263
Amortization	676	601
Total	1,342	1,071
Deferred tax asset, net	$11,897	$9,491

No valuation allowance was established at December 31, 2010 and 2009, because of the Company’s ability to carry back capital losses to recover taxes paid in previous years and certain tax strategies, together with the anticipated future taxable income as evidenced by the Company’s earning potential.

The provision or benefit for income taxes is comprised of the following for the year ended December 31, 2010, 2009, and 2008:

(In Thousands)	2010	2009	2008
Currently payable	$1,625	$1,360	$1,967
Deferred benefit	(243)	(2,102)	(1,562)
Total provision (benefit)	$1,382	$(742)	$405

A reconciliation between the expected income tax or benefit and the effective income tax rate on income before income tax provision or benefit follows for the year ended December 31, 2010, 2009, and 2008:

	2010		2009		2008
(In Thousands)	Amount	%	Amount	%	Amount	%
Provision at expected rate	$4,186	34.00%	$1,819	34.00%	$2,859	34.00%
Decrease in tax resulting from:
Tax-exempt income	(2,061)	(16.74)	(2,005)	(37.47)	(1,757)	(20.90)
Tax credits	(705)	(5.73)	(560)	(10.47)	(601)	(7.15)
Other, net	(38)	(0.31)	4	0.07	(96)	(1.14)
Effective income tax provision (benefit) and rate	$1,382	11.22%	$(742)	(13.87)%	$405	4.81%

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

The following table sets forth the obligation and funded status as of December 31, 2010 and 2009:

(In Thousands)	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$11,329	$11,987
Service cost	498	525
Interest cost	682	679
Actuarial (gain) loss	238	(6)
Benefits paid	(249)	(293)
Other, change in actuarial assumptions	950	(1,563)
Benefit obligation at end of year	13,448	11,329

Change in plan assets:
Fair value of plan assets at beginning of year	7,954	6,065
Actual return on plan assets	915	1,396
Employer contribution	443	805
Benefits paid	(278)	(312)
Fair value of plan assets at end of year	9,034	7,954
Funded status	$(4,414)	$(3,375)

Accounts recognized on balance sheet as:
Total liabilities	$(4,414)	$(3,375)

Amounts not yet recognized as a component of net periodic pension cost:
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net transition asset	$(4)	$(7)
Prior service cost	77	102
Net loss	3,583	2,814
Total	$3,656	$2,909

The accumulated benefit obligation for the Plan was $11,803,000 and $9,871,000 at December 31, 2010 and 2009, respectively.

Components of Net Periodic Cost and Other Amounts Recognized in other Comprehensive Income as of December 31, 2010, 2009, and 2008 are as follows:

(In Thousands)	2010	2009	2008
Net periodic pension cost:
Service cost	$527	$544	$546
Interest cost	682	679	609
Expected return on plan assets	(642)	(508)	(641)
Amortization of transition asset	(3)	(3)	(3)
Amortization of prior service cost	25	25	25
Amortization of unrecognized net loss	146	339	57
Net periodic benefit cost	$735	$1,076	$593

The estimated net transition asset and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $3,000 and $25,000, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31, 2010, 2009, and 2008:

	2010	2009	2008
Discount rate	5.50%	6.00%	5.75%
Rate of compensation increase	3.00%	3.00%	4.75%

Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Discount rate	6.00%	5.75%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	4.75%	5.00%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Plan’s weighted-average asset allocations at December 31, 2010 and 2009 by asset category are as follows:

Asset Category	2010	2009
Cash	2.59%	0.43%
Fixed income securities	35.95	40.03
Equity	61.46	59.54
Total	100.00%	100.00%

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

The following table sets forth by level, within the fair value hierarchy detailed in Note 20. Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2010 and 2009:

	2010
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$235	$—	$—	$235
Mutual funds - taxable fixed income	3,261	—	—	3,261
Mutual funds - domestic equity	4,200	—	—	4,200
Mutual funds - international equity	1,376	—	—	1,376
Total assets at fair value	$9,072	$—	$—	$9,072

	2009
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$34	$—	$—	$34
Mutual Funds - Taxable Fixed Income	3,184	—	—	3,184
Mutual Funds - Domestic Equity	3,782	—	—	3,782
Mutual Funds - International Equity	954	—	—	954
Total assets at fair value	$7,954	$—	$—	$7,954

The following benefit payments that reflect expected future service, as appropriate, are expected to be paid:

Estimated future benefit payments (in thousands):

2011	$395
2012	561
2013	557
2014	605
2015	613
2016-2020	3,779
$6,510

The company expects to contribute a minimum of $957,000 to its Pension Plan in 2011.

401(k) Savings Plan

The Company also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Company may make matching contributions equal to a discretionary percentage that is determined by the Board of Directors.  Participants are at all times fully vested in their contributions and vest over a period of five years regarding the employer contribution.  Contribution expense was approximately $117,000, $112,000, and $97,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan whereby participating directors elect to forego directors’ fees paid in cash.  Under this plan, the Company will make payments for a ten-year period beginning at age 65 in most cases or at death, if earlier, at which time payments would be made to their designated beneficiaries.

To fund benefits under the deferred compensation plan, the Company has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company. The Company incurred expenses related to the plan of $254,000, $96,000, and $96,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  Benefits paid under the plan were approximately $160,000, $161,000, and $180,000 in 2010, 2009, and 2008, respectively.

NOTE 13 - EMPLOYEE STOCK PURCHASE PLAN

The Company implemented the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company. The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually. There were 2,170 and 2,614 shares issued under the plan for the years ended December 31, 2010 and 2009, respectively.

NOTE 14 - STOCK OPTIONS

The Company adopted the 1998 Stock Option Plan (“1998 Plan”) for key employees and directors.  Incentive stock options and nonqualified stock options may be granted to eligible employees of the Bank and nonqualified options may be granted to directors of the Company.  Incentive nonqualified stock options granted under the 1998 Plan may be exercised not later than ten years after the date of grant.  Each option granted under the 1998 Plan shall be exercisable only after the expiration of six months following the date of grant of such options.  All options issued under the 1998 Plan have either been forfeited or exercised as of December 31, 2010.

A summary of the status of the Company’s common stock option plans are presented below:

	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of year	990	$24.72	1,980	$28.27
Granted	—	—	—	—
Exercised	(441)	24.72	—	—
Forfeited	(549)	24.72	(990)	31.82

Outstanding, end of year	—	$—	990	$24.72

Options exercisable at year-end	—	$—	990	$24.72

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

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31, 2010 and 2009:

	Beginning			Ending
(In Thousands)	Balance	Additions	Payments	Balance
2010	$8,744	$816	$(1,194)	$8,366
2009	8,942	980	(1,178)	8,744

Deposits from related parties held by the Bank amounted to $7,281,000 at December 31, 2010 and $7,576,000 at December 31, 2009.

NOTE 16 — COMMITMENTS AND CONTINGENT LIABILITIES

The following schedule shows future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2010:

(In Thousands)

2011	$352
2012	302
2013	232
2014	187
2015	192
Thereafter	1,332
Total	$2,597

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities.  Total rental expense for all operating leases for the years ended December 31, 2010, 2009, and 2008 were $387,000, $392,000 and $406,000.

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2010 and 2009:

(In Thousands)	2010	2009
Commitments to extend credit	$82,124	$80,061
Standby letters of credit	1,228	1,334

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

As of December 31, 2010 and 2009, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, Total risk-

based, Tier 1 risk-based, and Tier 1 leverage capital ratios must be at least 10%, 6%, and 5%, respectively.

The Company’s and the Bank’s actual capital ratios are presented in the following tables, which shows that both met all regulatory capital requirements.

Consolidated Company

	2010		2009
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$72,855	15.95%	$67,738	15.53%
For Capital Adequacy Purposes	36,544	8.00	35,094	8.00
To Be Well Capitalized	45,680	10.00	43,867	10.00

Tier I Capital (to Risk-weighted Assets)
Actual	$66,371	14.53%	$62,709	14.37%
For Capital Adequacy Purposes	18,272	4.00	17,547	4.00
To Be Well Capitalized	27,408	6.00	26,320	6.00

Tier I Capital (to Average Assets)
Actual	$66,371	9.55%	$62,709	9.32%
For Capital Adequacy Purposes	27,790	4.00	26,914	4.00
To Be Well Capitalized	34,738	5.00	33,642	5.00

Bank

	2010		2009
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$61,860	13.78%	$58,024	13.40%
For Capital Adequacy Purposes	35,924	8.00	34,632	8.00
To Be Well Capitalized	44,906	10.00	43,290	10.00

Tier I Capital (to Risk-weighted Assets)
Actual	$56,199	12.51%	$53,359	12.33%
For Capital Adequacy Purposes	17,962	4.00	17,316	4.00
To Be Well Capitalized	26,943	6.00	25,974	6.00

Tier I Capital (to Average Assets)
Actual	$56,199	8.17%	$53,359	8.00%
For Capital Adequacy Purposes	27,515	4.00	26,669	4.00
To Be Well Capitalized	34,394	5.00	33,336	5.00

NOTE 19 - REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks. Accordingly, at December 31, 2010, the balance in the additional paid in capital account totaling $11,657,000 is unavailable for dividends.

The Bank is subject to regulatory restrictions, which limit its ability to loan funds to Penns Woods Bancorp, Inc.  At December 31, 2010, the regulatory lending limit amounted to approximately $9,342,000.

Cash and Due from Banks

Included in cash and due from banks are reserves required by the district Federal Reserve Bank of $1,129,000 and $1,064,000 at December 31, 2010 and 2009, respectively.  The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of December 31, 2010 and 2009, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2010
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale
U.S. Government and agency securities	$—	$26,613	$—	$26,613
State and political securities	—	154,787	—	154,787
Other debt securties	—	20,608	—	20,608
Financial institution securities	13,191	—	—	13,191
Other equity securities	366	—	—	366
Total assets measured on a recurring basis	$13,557	$202,008	$—	$215,565

	2009
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$39,136	$—	$39,136
State and political securities	—	144,877	—	144,877
Other debt securties	—	12,976	—	12,976
Financial institution securities	11,779	—	—	11,779
Other equity securities	—	—	—	—
Total assets measured on a recurring basis	$11,779	$196,989	$—	$208,768

The following table presents the assets reported on the balance sheet at their fair value on a non-recurring basis as of December 31, 2010 and 2009, by level within the fair value hierarchy. As required by GAAP, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2010
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$13,301	$—	$13,301
Other real estate owned	—	609	—	609
Total assets measured on a non-recurring basis	$—	$13,910	$—	$13,910

	2009
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$7,510	$—	$7,510
Other real estate owned	—	672	—	672
Total assets measured on a non-recurring basis	$—	$8,182	$—	$8,182

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

The fair values of the Company’s financial instruments are as follows at December 31, 2010 and 2009:

	2010		2009
	Carrying	Fair	Carrying	Fair
(In Thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$9,493	$9,493	$13,788	$13,788
Investment securities:
Available for sale	215,565	215,565	208,768	208,768
Held to maturity	83	83	107	108
Loans held for sale	6,658	6,658	4,063	4,063
Loans, net	409,522	402,250	400,872	403,279
Bank-owned life insurance	15,436	15,436	14,942	14,942
Accrued interest receivable	3,765	3,765	3,523	3,523

Financial liabilities:
Interest-bearing deposits	$428,161	$419,058	$417,388	$408,056
Noninterest-bearing deposits	89,347	89,347	79,899	79,899
Short-term borrowings	27,299	27,299	18,354	18,354
Long-term borrowings, FHLB	71,778	75,790	86,778	89,082
Accrued interest payable	750	750	1,073	1,073

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of December 31, 2010 and 2009.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the fair value of off-balance sheet items at December 31, 2010 and 2009.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 17.

NOTE 22 — PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31,

(In Thousands)	2010	2009
ASSETS:
Cash	$90	$103
Investment in subsidiaries:
Bank	53,969	55,117
Nonbank	12,392	11,553
Other assets	259	223
Total Assets	$66,710	$66,996
LIABILITIES AND SHAREHOLDERS' EQUITY:
Other liabilities	$90	$80
Shareholders' equity	66,620	66,916
Total liability and shareholders' equity	$66,710	$66,996

CONDENSED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2010	2009	2008
Operating income:
Dividends from subsidiaries	$7,365	$7,283	$8,763
Security gains	—	1	—
Equity in undistributed earnings of subsidiaries	3,892	(897)	(485)
Operating expenses:	(328)	(294)	(275)
Net income	$10,929	$6,093	$8,003

CONDENSED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER

(In Thousands)	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$10,929	$6,093	$8,003
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(3,892)	897	485
Other, net	(25)	—	(43)
Net cash provided by operating activities	7,012	6,990	8,445
INVESTING ACTIVITIES:
Investment in subsidiaries	—	—	—
FINANCING ACTIVITIES:
Dividends paid	(7,056)	(7,052)	(7,096)
Issuance of common stock	67	71	90
Stock options exercised	10	—	11
Purchase of treasury stock	(46)	—	(1,371)
Net cash used for financing activities	(7,025)	(6,981)	(8,366)
NET (DECREASE) INCREASE IN CASH	(13)	9	79
CASH, BEGINNING OF YEAR	103	94	15
CASH, END OF YEAR	$90	$103	$94

NOTE 23 — CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, Except Per Share Data)	For the Three Months Ended
2010	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$8,989	$9,124	$9,182	$9,067
Interest expense	2,691	2,534	2,424	2,219

Net interest income	6,298	6,590	6,758	6,848

Provision for loan losses	300	400	700	750
Non-interest income	1,699	1,952	1,761	1,874
Securities gains (losses), net	(3)	56	109	11
Non-interest expense	4,986	4,990	4,704	4,812

Income before income tax provision	2,708	3,208	3,224	3,171
Income tax provision	260	436	376	310

Net income	$2,448	$2,772	$2,848	$2,861

Earnings per share - basic	$0.64	$0.72	$0.74	$0.75

Earnings per share - diluted	$0.64	$0.72	$0.74	$0.75

(In Thousands, Except Per Share Data)	For the Three Months Ended
2009	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$8,917	$9,013	$9,113	$9,148
Interest expense	3,080	3,208	3,168	2,942

Net interest income	5,837	5,805	5,945	6,206

Provision for loan losses	126	186	270	335
Non-interest income	1,593	1,694	1,888	1,958
Securities gains (losses), net	(2,369)	(2,086)	(507)	116
Non-interest expense	4,645	4,885	5,097	5,185

Income before income tax (benefit) provision	290	342	1,959	2,760
Income tax (benefit) provision	(549)	(490)	37	260

Net income	$839	$832	$1,922	$2,500

Earnings per share - basic	$0.22	$0.22	$0.50	$0.65

Earnings per share - diluted	$0.22	$0.22	$0.50	$0.65

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A                CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, conducted an evaluated of the effectiveness as of December 31, 2010 of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because there were no material weaknesses discovered, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

S.R. Snodgrass, A.C. an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K, as part of the audit, has issued  a report, which appears below, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

Date: March 8, 2011	/s/ Richard A. Grafmyre	/s/ Brian L. Knepp
	Chief Executive Officer	Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Penns Woods Bancorp, Inc.

We have audited Penns Woods Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Penns Woods Bancorp, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Penns Woods Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Penns Woods Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 8, 2011, expressed an unqualified opinion.

Wexford, Pennsylvania

March 8, 2011

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under the captions “The Board of Directors and its Committees,” “Election of Directors,” “Information as to Nominees and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Principal Officers of the Corporation,” and “Certain Transactions” in the Company’s Proxy Statement dated March 23, 2011 (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11    EXECUTIVE COMPENSATION

Information appearing under the captions “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation and Benefits Committee Report,” “Executive Compensation,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Retirement Plan,” and “Potential Post-Employment Payments” in the Proxy Statement is incorporated herein by reference.

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

(10) (vi)

Consulting Agreement, dated September 28, 2010, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and William H. Rockey (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on 8-K filed on October 4, 2010).*

(10) (vii)

Employment Agreement, dated June 1, 2010, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Brian L. Knepp (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 3, 2010).*

(10) (viii)

Employment Agreement, dated October 29, 2010, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Richard A. Grafmyre (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 2, 2010).*

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

March 8, 2011	PENNS WOODS BANCORP, INC.
	BY:	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Richard A. Grafmyre
Richard A. Grafmyre, President, Chief Executive	March 8, 2011
Officer and Director (Principal Executive Officer)

/s/ Ronald A. Walko
Ronald A. Walko, Chairman of the Board	March 8, 2011

/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2011

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 8, 2011

/s/ H. Thomas Davis, Jr.
H. Thomas Davis, Jr., Director	March 8, 2011

/s/ James M. Furey, II
James M. Furey II, Director	March 8, 2011

/s/ D. Michael Hawbaker
D. Michael Hawbaker, Director	March 8, 2011

/s/ Leroy H. Keiler, III
Leroy H. Keiler III, Director	March 8, 2011

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Director	March 8, 2011

/s/ James E. Plummer
James E. Plummer, Director	March 8, 2011

/s/ William H. Rockey
William H. Rockey, Director	March 8, 2011

/s/ Hubert A. Valencik
Hubert A. Valencik, Director	March 8, 2011