Form 10-Q
period 2011-03-31
PENNS WOODS BANCORP INC
filed 2011-05-10
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2011.

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

On May 3, 2011 there were 3,835,637 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share Data)	2011	2010
ASSETS:
Noninterest-bearing balances	$10,950	$9,467
Interest-bearing deposits in other financial institutions	554	26
Total cash and cash equivalents	11,504	9,493

Investment securities, available for sale, at fair value	220,877	215,565
Investment securities, held to maturity, (fair value of $53 and $83)	53	83
Loans held for sale	4,818	6,658
Loans	412,093	415,557
Less: Allowance for loan losses	6,640	6,035
Loans, net	405,453	409,522
Premises and equipment, net	7,634	7,658
Accrued interest receivable	3,638	3,765
Bank-owned life insurance	15,640	15,436
Investment in limited partnerships	4,040	4,205
Goodwill	3,032	3,032
Deferred tax asset	11,554	11,897
Other assets	5,094	4,374
TOTAL ASSETS	$693,337	$691,688

LIABILITIES:
Interest-bearing deposits	$433,439	$428,161
Noninterest-bearing deposits	95,278	89,347
Total deposits	528,717	517,508

Short-term borrowings	15,636	27,299
Long-term borrowings, Federal Home Loan Bank (FHLB)	71,778	71,778
Accrued interest payable	694	750
Other liabilities	7,514	7,733
TOTAL LIABILITIES	624,339	625,068

SHAREHOLDERS’ EQUITY
Common stock, par value $8.33, 10,000,000 shares authorized; 4,016,233 and 4,015,753 shares issued	33,468	33,464
Additional paid-in capital	18,078	18,064
Retained earnings	32,180	31,091
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(6,005)	(7,276)
Defined benefit plan	(2,413)	(2,413)
Less: Treasury stock at cost, 180,596 shares	(6,310)	(6,310)
TOTAL SHAREHOLDERS’ EQUITY	68,998	66,620
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$693,337	$691,688

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2011	2010

INTEREST AND DIVIDEND INCOME:
Loans, including fees	$6,288	$6,330
Investment securities:
Taxable	1,375	1,349
Tax-exempt	1,267	1,258
Dividend and other interest income	52	52
TOTAL INTEREST AND DIVIDEND INCOME	8,982	8,989

INTEREST EXPENSE:
Deposits	1,194	1,710
Short-term borrowings	57	64
Long-term borrowings, FHLB	734	917
TOTAL INTEREST EXPENSE	1,985	2,691

NET INTEREST INCOME	6,997	6,298

PROVISION FOR LOAN LOSSES	600	300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,397	5,998

NON-INTEREST INCOME:
Service charges	503	510
Securities gains (losses), net	125	(3)
Earnings on bank-owned life insurance	174	171
Gain on sale of loans	249	182
Insurance commissions	209	264
Other	685	572
TOTAL NON-INTEREST INCOME	1,945	1,696

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,632	2,737
Occupancy, net	348	331
Furniture and equipment	308	304
Pennsylvania shares tax	172	169
Amortization of investment in limited partnerships	166	142
Other	1,362	1,303
TOTAL NON-INTEREST EXPENSE	4,988	4,986

INCOME BEFORE INCOME TAX PROVISION	3,354	2,708
INCOME TAX PROVISION	501	260
NET INCOME	$2,853	$2,448

NET INCOME PER SHARE - BASIC	$0.74	$0.64

NET INCOME PER SHARE - DILUTED	$0.74	$0.64

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,835,295	3,834,296

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,835,295	3,834,448

DIVIDENDS PER SHARE	$0.46	$0.46

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2009	4,013,142	$33,443	$18,008	$27,218	$(5,489)	$(6,264)	$66,916

Comprehensive income:
Net income				2,448			2,448
Other comprehensive income					357		357
Dividends declared, ($0.46 per share)				(1,765)			(1,765)
Common shares issued for employee stock purchase plan	521	4	12				16
Balance, March 31, 2010	4,013,663	$33,447	$18,020	$27,901	$(5,132)	$(6,264)	$67,972

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2010	4,015,753	$33,464	$18,064	$31,091	$(9,689)	$(6,310)	$66,620

Comprehensive income:
Net income				2,853			2,853
Other comprehensive income					1,271		1,271
Dividends declared, ($0.46 per share)				(1,764)			(1,764)
Common shares issued for employee stock purchase plan	480	4	14				18
Balance, March 31, 2011	4,016,233	$33,468	$18,078	$32,180	$(8,418)	$(6,310)	$68,998

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2011		2010

Net Income		$2,853		$2,448
Other comprehensive income:
Change in unrealized gain (loss) on available for sale securities	2,051		538
Net realized gain (loss) included in net income	125		(3)
Other comprehensive income before tax expense	1,926		541
Income tax expense related to other comprehensive income	655		184
Other comprehensive income, net of tax		1,271		357
Comprehensive income		$4,124		$2,805

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands)	2011	2010

OPERATING ACTIVITIES:
Net Income	$2,853	$2,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175	190
Provision for loan losses	600	300
Accretion and amortization of investment security discounts and premiums	(459)	(547)
Securities (gains) losses, net	(125)	3
Originations of loans held for sale	(8,686)	(7,130)
Proceeds of loans held for sale	10,775	7,011
Gain on sale of loans	(249)	(182)
Earnings on bank-owned life insurance	(174)	(171)
Decrease in prepaid federal deposit insurance	165	175
Other, net	(693)	(37)
Net cash provided by operating activities	4,182	2,060
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	2,728	147
Proceeds from calls and maturities	2,001	7,046
Purchases	(7,876)	(14,592)
Investment securities held to maturity:
Proceeds from sales	5	—
Proceeds from calls and maturities	25	—
Net decrease (increase) in loans	2,892	(4,515)
Acquisition of bank premises and equipment	(151)	(215)
Proceeds from the sale of foreclosed assets	92	26
Purchase of bank-owned life insurance	(32)	(31)
Proceeds from bank-owned life insurance death benefit	—	82
Proceeds from redemption of regulatory stock	345	—
Net cash provided by (used for) investing activities	29	(12,052)
FINANCING ACTIVITIES
Net increase in interest-bearing deposits	5,278	22,739
Net increase in noninterest-bearing deposits	5,931	1,014
Net decrease in short-term borrowings	(11,663)	(5,376)
Dividends paid	(1,764)	(1,765)
Issuance of common stock	18	16
Net cash (used for) provided by financing activities	(2,200)	16,628
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,011	6,636
CASH AND CASH EQUIVALENTS, BEGINNING	9,493	13,788
CASH AND CASH EQUIVALENTS, ENDING	$11,504	$20,424

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$2,041	$2,774
Income taxes paid	750	550
Transfer of loans to foreclosed real estate	577	32

See accompanying notes to the consolidated financial statements.

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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for the fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 39 through 46 of the Annual Report on Form 10-K for the year ended December 31, 2010.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2. Recent Accounting Pronouncements

In October, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Company’s financial statements.

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist.  The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Nonpublic entities may early adopt the amendments using the effective date for public entities.  This ASU did not have a significant impact on the Company’s financial statements.

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  This ASU is not expected to have a significant impact on the Company’s financial statements.

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

	Three Months Ended March 31,
	2011	2010

Weighted average common shares issued	4,015,891	4,013,324

Average treasury stock shares	(180,596)	(179,028)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,835,295	3,834,296

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	152

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,835,295	3,834,448

Options to purchase 990 shares of common stock at a strike price of $24.72 were outstanding during the three months ended March 31, 2010 and were included in the computation of diluted earnings per share.   The average market price of the Company’s stock was $32.23 for the three months ended March 31, 2010.  There were no options outstanding during the three months ended March 31, 2011.

Note 4. Investment Securities

The amortized cost and fair values of investment securities at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$27,155	$1,772	$(6)	$28,921
State and political securities	170,843	570	(13,708)	157,705
Other debt securities	19,972	450	(10)	20,412
Total debt securities	217,970	2,792	(13,724)	207,038
Financial institution securities	11,205	1,927	(76)	13,056
Other equity securities	800	16	(33)	783
Total equity securities	12,005	1,943	(109)	13,839
Total investment securities AFS	$229,975	$4,735	$(13,833)	$220,877

Held to maturity (HTM)
U.S. Government and agency securities	$—	$—	$—	$—
Other debt securities	53	—	—	53
Total investment securities HTM	$53	$—	$—	$53

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$24,759	$1,854	$—	$26,613
State and political securities	169,844	282	(15,339)	154,787
Other debt securities	20,141	503	(36)	20,608
Total debt securities	214,744	2,639	(15,375)	202,008
Financial institution securities	11,549	1,686	(44)	13,191
Other equity securities	296	70	—	366
Total equity securities	11,845	1,756	(44)	13,557
Total investment securities AFS	$226,589	$4,395	$(15,419)	$215,565

Held to maturity (HTM)
U.S. Government and agency securities	$5	$—	$—	$5
Other debt securities	78	—	—	78
Total investment securities HTM	$83	$—	$—	$83

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010.

	March 31, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$988	$6	$—	$—	$988	$6
State and political securities	88,673	4,087	33,583	9,621	122,256	13,708
Other debt securities	2,095	10	—	—	2,095	10
Total debt securities	91,756	4,103	33,583	9,621	125,339	13,724
Financial institution securities	805	76	—	—	805	76
Other equity securities	362	33	—	—	362	33
Total equity securities	1,167	109	—	—	1,167	109
Total	$92,923	$4,212	$33,583	$9,621	$126,506	$13,833

	December 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	105,826	5,883	32,847	9,456	138,673	15,339
Other debt securities	2,501	19	282	17	2,783	36
Total debt securities	108,327	5,902	33,129	9,473	141,456	15,375
Financial institution securities	859	41	59	3	918	44
Other equity securities	—	—	—	—	—	—
Total equity securities	859	41	59	3	918	44
Total	$109,186	$5,943	$33,188	$9,476	$142,374	$15,419

At March 31, 2011 there were a total of 133 and 77 individual securities that were in a continuous unrealized loss position for less than twelve months and greater than twelve months, respectively.

The Company reviews its position quarterly and has determined that, at March 31, 2011, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  There were 210 positions that were temporarily impaired at March 31, 2011.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
(In Thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,969	$2,002	$—	$—
Due after one year to five years	18,647	19,028	53	53
Due after five years to ten years	6,378	6,092	—	—
Due after ten years	190,976	179,916	—	—
Total	$217,970	$207,038	$53	$53

Total gross proceeds from sales of securities available for sale were $2,728,000 and $147,000, for the three months ended March 31, 2011 and 2010, respectively.  The following table represents gross realized gains and losses on those transactions:

	Three Months Ended March 31,
(In Thousands)	2011	2010
Gross realized gains:
U.S. Government and agency securities	$4	$—
State and political securities	5	—
Other debt securities	6	6
Financial institutions securities	—	—
Other equity securities	121	—
Total gross realized gains	$136	$6

Gross realized losses:
U.S. Government and agency securities	$—	$—
State and political securities	—	—
Other debt securities	11	9
Financial institutions securities	—	—
Other equity securities	—	—
Total gross realized losses	$11	$9

There were no impairment charges included in gross realized losses for the three months ended March 31, 2011 and 2010, respectively.

Note 5.  Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the sum of 0.35% of the membership asset value at December 31, 2010, 4.60% of advances, and 1.60% of letters of credit.  At March 31, 2011, the Bank held $6,592,300 in stock of the FHLB, which was in compliance with this requirement.

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

Based on its analysis of these factors, the Company determined that its holding of FHLB stock was not impaired on March 31, 2011.

Note 6. Credit Quality and Related Allowance for Loan Losses

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

The following table presents the related aging categories of loans, by segment, as of March 31, 2011 and December 31, 2010:

	March 31, 2011
			Past Due
			90 Days
		Past Due	Or More
		30 To 89	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$52,282	$160	$4	$244	$52,690
Real estate mortgage:
Residential	165,287	4,153	98	673	170,211
Commercial	154,708	322	—	1,310	156,340
Construction	14,830	171	—	10,568	25,569
Installment loans to individuals	8,841	115	1	2	8,959
	395,948	$4,921	$103	$12,797	413,769
Less: Net deferred loan fees and discounts	1,676				1,676
Allowance for loan losses	6,640				6,640
Loans, net	$387,632				$405,453

	December 31, 2010
			Past Due
			90 Days
		Past Due	Or More
		30 To 90	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$50,208	$426	$215	$4	$50,853
Real estate mortgage:
Residential	166,354	6,356	259	609	173,578
Commercial	157,764	438	60	1,927	160,189
Construction	13,836	5,592	—	3,117	22,545
Installment loans to individuals	9,199	209	23	1	9,432
	397,361	$13,021	$557	$5,658	416,597
Less: Net deferred loan fees	1,040				1,040
Allowance for loan losses	6,035				6,035
Loans, net	$390,286				$409,522

If interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans, interest income on non-accrual loans would have approximated $210,000, and $59,000 for the three months ended March 31, 2011 and 2010, respectively.  Interest income on such loans amounted to approximately $6,000 and $0, for the three months ended March 31, 2011 and 2010, respectively.

Impaired Loans

Impaired loans are loans for which it is probable the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement.  The Bank evaluates such loans for impairment individually and does not aggregate loans by major risk classifications.  The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories overlap.  The Bank may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired. Factors considered by management in determining impairment include payment status and collateral value.  The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $100,000 and if the loan is either on non-accrual status or has a risk rating of substandard.  Management may also elect to measure an individual loan for impairment if less than $100,000 on a case by case basis.

Mortgage loans on one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired.  Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.  Interest income for impaired loans is recorded consistent with the Bank’s policy on nonaccrual loans.

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$85	$85	$—
Real estate mortgages - residential	880	880	—
Real estate mortgages - commercial	1,893	1,893	—
Real estate mortgages - construction	259	259	—
Installment loans to individuals	—	—	—
	3,117	3,117	—
With an allowance recorded:
Commercial and agricultural	244	244	244
Real estate mortgages - residential	570	570	71
Real estate mortgages - commercial	1,877	1,877	160
Real estate mortgages - construction	12,372	12,640	3,137
Installment loans to individuals	—	—	—
	15,063	15,331	3,612
Total:
Commercial and agricultural	329	329	244
Real estate mortgages - residential	1,450	1,450	71
Real estate mortgages - commercial	3,770	3,770	160
Real estate mortgages - construction	12,631	12,899	3,137
Installment loans to individuals	—	—	—
	$18,180	$18,448	$3,612

	December 31, 2010
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$90	$90	$—
Real estate mortgages - residential	888	888	—
Real estate mortgages - commercial	2,498	2,498	—
Real estate mortgages - construction	260	260	—
Installment loans to individuals	—	—	—
	3,736	3,736	—
With an allowance recorded:
Commercial and agricultural	—	—	—
Real estate mortgages - residential	572	572	80
Real estate mortgages - commercial	1,889	1,889	158
Real estate mortgages - construction	9,860	10,128	2,518
Installment loans to individuals	—	—	—
	12,321	12,589	2,756
Total:
Commercial and agricultural	90	90	—
Real estate mortgages - residential	1,460	1,460	80
Real estate mortgages - commercial	4,387	4,387	158
Real estate mortgages - construction	10,120	10,388	2,518
Installment loans to individuals	—	—	—
	$16,057	$16,325	$2,756

Impaired loans which are troubled debt restructurings amounted to approximately $5,362,000 and $4,799,000 as of March 31, 2011 and December 31, 2010.

The following table presents the average recorded investment in impaired loans and related interest income recognized for March 31, 2011 and 2010:

	Three Months Ended March 31,
(In Thousands)	2011	2010
Average investment in impaired loans	$10,005	$8,162
Interest income recognized on an accrual basis on impaired loans	79	90
Interest income recognized on a cash basis on impaired loans	6	—

There is approximately $475,000 committed to be advanced in connection with impaired loans.

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

The following table presents the credit quality categories identified above as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$51,505	$168,503	$142,796	$12,939	$8,956	$384,699
Special Mention	589	476	9,119	—	—	10,184
Substandard	596	1,232	4,425	12,630	3	18,886
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$52,690	$170,211	$156,340	$25,569	$8,959	$413,769

	December 31, 2010
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$49,702	$171,588	$145,887	$11,840	$9,408	$388,425
Special Mention	565	526	9,195	—	—	10,286
Substandard	586	1,464	5,107	10,705	24	17,886
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$50,853	$173,578	$160,189	$22,545	$9,432	$416,597

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

Activity in the allowance is presented for the three months ended March 31, 2011 and 2010:

	March 31, 2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Beginning Balance	$466	$980	$1,508	$2,893	$188	$6,035
Charge-offs	—	25	—	—	19	44
Recoveries	6	2	20	2	19	49
Provision	184	(66)	56	445	(19)	600
Ending Balance	$656	$891	$1,584	$3,340	$169	$6,640

	March 31, 2010
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Beginning Balance	$569	$972	$1,491	$1,403	$222	$4,657
Charge-offs	91	22	—	—	37	150
Recoveries	—	4	—	3	50	57
Provision	26	(42)	71	238	7	300
Ending Balance	$504	$912	$1,562	$1,644	$242	$4,864

The Company has a concentration of loans to both owners of commercial and residential rental properties at March 31, 2011 and 2010 of 16.77% and 13.91% and 15.63% and 15.03% of total loans, respectively.

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central Pennsylvania. Although the Company has a diversified loan portfolio at March 31, 2011, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$244	$71	$160	$3,137	$—	$3,612
Collectively evaluated for impairment	412	820	1,424	203	169	3,028
Total ending allowance balance	$656	$891	$1,584	$3,340	$169	$6,640

Loans:
Individually evaluated for impairment	$329	$1,450	$3,770	$12,631	$—	$18,180
Collectively evaluated for impairment	52,361	168,761	152,571	12,937	8,959	395,589
Total ending loans balance	$52,690	$170,211	$156,341	$25,568	$8,959	$413,769

	December 31, 2010
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$80	$158	$2,518	$—	$2,756
Collectively evaluated for impairment	466	900	1,350	375	188	3,279
Total ending allowance balance	$466	$980	$1,508	$2,893	$188	$6,035

Loans:
Individually evaluated for impairment	$90	$1,460	$4,387	$10,120	$—	$16,057
Collectively evaluated for impairment	50,636	172,118	155,930	12,424	9,432	400,540
Total ending loans balance	$50,726	$173,578	$160,317	$22,544	$9,432	$416,597

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2010.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended
	March 31,
(In Thousands)	2011	2010

Service cost	$106	$132
Interest cost	178	171
Expected return on plan assets	(184)	(161)
Amortization of transition obligation	(1)	(1)
Amortization of prior service cost	6	6
Amortization of net loss	41	36
Net periodic cost	$146	$183

The following table sets forth by level, within the fair value hierarchy detailed in Note 10 (Fair Value Measurements), the Plan’s assets at fair value as of March 31, 2011 and 2010:

	March 31, 2011
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$231	$—	$—	$231
Mutual funds - taxable fixed income	3,477	—	—	3,477
Mutual funds - domestic equity	4,354	—	—	4,354
Mutual funds - international equity	1,391	—	—	1,391
Total assets at fair value	$9,453	$—	$—	$9,453

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$235	$—	$—	$235
Mutual Funds - Taxable Fixed Income	3,261	—	—	3,261
Mutual Funds - Domestic Equity	4,200	—	—	4,200
Mutual Funds - International Equity	1,376	—	—	1,376
Total assets at fair value	$9,072	$—	$—	$9,072

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2010, that it expected to contribute a minimum of $957,000 to its defined benefit plan in 2011.  As of March 31, 2011, there were contributions of $100,000 made to the plan.

Note 8.  Employee Stock Purchase Plan

The Company maintains the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the three months ended March 31, 2011 and 2010, there were 480 and 521 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(In Thousands)	2011	2010
Commitments to extend credit	$83,617	$82,124
Standby letters of credit	1,212	1,228

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of March 31, 2011 and December 31, 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$28,921	$—	$28,921
State and political securities	—	157,705	—	157,705
Other debt securities	—	20,412	—	20,412
Financial institution securities	13,056	—	—	13,056
Other equity securities	783	—	—	783
Total assets measured on a recurring basis	$13,839	$207,038	$—	$220,877

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$26,613	$—	$26,613
State and political securities	—	154,787	—	154,787
Other debt securities	—	20,608	—	20,608
Financial institution securities	13,191	—	—	13,191
Other equity securities	366	—	—	366
Total assets measured on a recurring basis	$13,557	$202,008	$—	$215,565

The following table presents the assets reported on the consolidated balance sheet at their fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a non-recurring basis:
Impaired loans	$—	$14,568	$—	$14,568
Other real estate owned	—	1,108	—	1,108
Total assets measured on a non-recurring basis	$—	$15,676	$—	$15,676

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a non-recurring basis:
Impaired loans	$—	$13,301	$—	$13,301
Other real estate owned	—	609	—	609
Total assets measured on a non-recurring basis	$—	$13,910	$—	$13,910

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

The estimated fair values of the Company’s financial instruments are as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In Thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$11,504	$11,504	$9,493	$9,493
Investment securities:
Available for sale	220,877	220,877	215,565	215,565
Held to maturity	53	53	83	83
Loans held for sale	4,818	4,818	6,658	6,658
Loans, net	405,453	397,537	409,522	402,250
Bank-owned life insurance	15,640	15,640	15,436	15,436
Accrued interest receivable	3,638	3,638	3,765	3,765

Financial liabilities:
Interest-bearing deposits	$433,439	$422,666	$428,161	$419,058
Noninterest-bearing deposits	95,278	95,278	89,347	89,347
Short-term borrowings	15,636	15,636	27,299	27,299
Long-term borrowings, FHLB	71,778	75,284	71,778	75,790
Accrued interest payable	694	694	750	750

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the estimated fair value of off-balance sheet items.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 9 (Off Balance Sheet Risk).

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2011 and 2010

Summary Results

Net income for the three months ended March 31, 2011 was $2,853,000 compared to $2,448,000 for the same period of 2010 as after-tax securities gains increased $85,000 (from a loss of $2,000 to a gain of $83,000).  Basic and diluted earnings per share for the three months ended March 31, 2011 were $0.74 compared to $0.64 for the three months ended March 31, 2010.  Return on average assets and return on average equity were 1.65% and 16.62% for the three months ended March 31, 2011 compared to 1.42% and 14.31% for the corresponding period of 2010.  Net income from core operations (“operating earnings”) increased to $2,770,000 for the three months ended March 31, 2011 compared to $2,450,000 for the same period of 2010.  Operating earnings per share for the three months ended March 31, 2011 were $0.72 basic and dilutive compared to $0.64 basic and dilutive for the three months ended March 31, 2010.

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

Reconciliation of GAAP and non-GAAP Income

	Three Months Ended
	March 31,
(Dollars in Thousands, Except Per Share Data)	2011	2010
GAAP net income	$2,853	$2,448
Less: securities gains (losses), net of tax	83	(2)
Non-GAAP operating earnings	$2,770	$2,450

	Three Months Ended
	March 31,
	2011	2010
Return on average assets (ROA)	1.65%	1.42%
Less: securities gains (losses), net of tax	0.05%	0.00%
Non-GAAP operating ROA	1.60%	1.42%

	Three Months Ended
	March 31,
	2011	2010
Return on average equity (ROE)	16.62%	14.31%
Less: securities gains (losses), net of tax	0.48%	-0.02%
Non-GAAP operating ROE	16.14%	14.33%

	Three Months Ended
	March 31,
	2011	2010
Basic earnings per share (EPS)	$0.74	$0.64
Less: securities gains (losses), net of tax	0.02	0.00
Non-GAAP basic operating EPS	$0.72	$0.64

	Three Months Ended
	March 31,
	2011	2010
Dilutive EPS	$0.74	$0.64
Less: securities gains (losses), net of tax	0.02	0.00
Non-GAAP dilutive operating EPS	$0.72	$0.64

Interest and Dividend Income

Interest and dividend income for the three months ended March 31, 2011 decreased $7,000 to $8,982,000 compared to $8,989,000 for the same period of 2010.  An increase in interest income, led by an increase in investment portfolio interest resulting from growth in the average investment portfolio of $4,190,000 primarily from the addition of short-term corporate and municipal bonds to the portfolio, offset a decline in the average taxable equivalent yield of 4 basis points (“bp”).  The decrease in loan portfolio income was the result of portfolio growth that was more than offset by a yield that decreased by 15 bp due to the competitive landscape and downward repricing of the variable rate segment of the loan portfolio.

Interest and dividend income composition for the three months ended March 31, 2011 and 2010 was as follows:

	For The Three Months Ended
	March 31, 2011		March 31, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,288	70.00%	$6,330	70.42%	$(42)	(0.66)%
Investment securities:
Taxable	1,375	15.31	1,349	15.01	26	1.93
Tax-exempt	1,267	14.11	1,258	13.99	9	0.72
Dividend and other interest income	52	0.58	52	0.58	—	—
Total interest and dividend income	$8,982	100.00%	$8,989	100.00%	$(7)	(0.08)%

Interest Expense

Interest expense for the three months ended March 31, 2011 decreased $706,000 to $1,985,000 compared to $2,691,000 for the same period of 2010.  The substantial decrease associated with deposits is primarily the result of a reduction of 58 bp in the rate paid on time deposits and a shift from higher cost time deposits to core deposits, with emphasis on money market accounts.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) interest rate actions and campaigns conducted by the Company during the past two years to attract short-term CDs resulting in an increased repricing frequency.  The time deposit portfolio is now being lengthened in order to offer protection when interest rates begin to increase with a focus on maturities of 36 months and greater.  In addition, the Marcellus Shale natural gas exploration in north central Pennsylvania is creating opportunities to create new and build upon existing deposit relationships.  Short-term borrowings interest expense decreased as the impact of a declining average rate paid compensated for an increase in the average balance.  Long-term borrowing interest expense decreased due to the maturities of $15,000,000 since March 31, 2010.

Interest expense composition for the three months ended March 31, 2011 and 2010 was as follows:

	For The Three Months Ended
	March 31, 2011		March 31, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,194	60.15%	$1,710	63.54%	$(516)	(30.18)%
Short-term borrowings	57	2.87	64	2.38	(7)	(10.94)
Long-term borrowings, FHLB	734	36.98	917	34.08	(183)	(19.96)
Total interest expense	$1,985	100.00%	$2,691	100.00%	$(706)	(26.24)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended March 31, 2011 was 4.89% compared to 4.49% for the corresponding period of 2010.  The increase in the NIM was driven by a 50 bp decline in the rate paid on interest bearing liabilities that more than compensated for a 6 bp decline in the yield on interest earning assets.  The decrease in earning asset yield is due to the impact on the loan and investment portfolios of the current low rate environment.  The decrease in the cost of interest bearing liabilities from 2.03% to 1.53% was driven by a reduction in the rate paid on time deposits of 58 bp.  The reduction in the rate paid on time deposits was the result of a shortening of the time deposit portfolio that has resulted in an increasing repricing frequency during this period of low rates.  In addition, a focus on increasing core deposits has resulted in significant growth in lower cost core deposits.  The duration of the time deposit portfolio has started to be lengthened due to the apparent bottoming or near bottoming of deposit rates.  The average rate on long-term borrowings declined due to the maturity of $15,000,000 in FHLB borrowings that carried an average rate of 4.87%.

The following is a schedule of average balances and associated yields for the three months ended March 31, 2011 and 2010:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$20,377	$308	6.13%	$17,346	$292	6.83%
All other loans	399,599	6,085	6.18%	394,957	6,137	6.30%
Total loans	419,976	6,393	6.17%	412,303	6,429	6.32%

Taxable securities	114,740	1,427	4.97%	106,645	1,400	5.25%
Tax-exempt securities	103,108	1,920	7.45%	107,013	1,906	7.12%
Total securities	217,848	3,347	6.15%	213,658	3,306	6.19%

Interest-bearing deposits	2,002	—	0.00%	7,569	1	0.05%

Total interest-earning assets	639,826	9,740	6.14%	633,530	9,736	6.20%

Other assets	53,883			55,410

Total assets	$693,709			$688,940

Liabilities and shareholders’ equity:
Savings	$66,510	35	0.21%	$62,282	53	0.35%
Super Now deposits	69,177	83	0.49%	63,046	109	0.70%
Money market deposits	109,196	265	0.98%	87,186	287	1.34%
Time deposits	188,561	811	1.74%	220,214	1,261	2.32%
Total interest-bearing deposits	433,444	1,194	1.12%	432,728	1,710	1.60%

Short-term borrowings	19,207	57	1.20%	14,745	64	1.76%
Long-term borrowings, FHLB	71,778	734	4.09%	86,778	917	4.23%
Total borrowings	90,985	791	3.48%	101,523	981	3.87%

Total interest-bearing liabilities	524,429	1,985	1.53%	534,251	2,691	2.03%

Demand deposits	91,473			78,039
Other liabilities	9,155			8,245
Shareholders’ equity	68,652			68,405

Total liabilities and shareholders’ equity	$693,709			$688,940
Interest rate spread			4.61%			4.17%
Net interest income/margin		$7,755	4.89%		$7,045	4.49%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended
	March 31,
(In Thousands)	2011	2010
Total interest income	$8,982	$8,989
Total interest expense	1,985	2,691
Net interest income	6,997	6,298
Tax equivalent adjustment	758	747
Net interest income (fully taxable equivalent)	$7,755	$7,045

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011 vs 2010
	Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$163	$(147)	$16
Loans	342	(394)	(52)
Taxable investment securities	364	(337)	27
Tax-exempt investment securities	(302)	316	14
Interest bearing deposits	(1)	—	(1)
Total interest-earning assets	566	(562)	4

Interest expense:
Savings deposits	23	(41)	(18)
Super Now deposits	59	(85)	(26)
Money market deposits	289	(311)	(22)
Time deposits	(343)	(107)	(450)
Short-term borrowings	77	(84)	(7)
Long-term borrowings, FHLB	(154)	(29)	(183)
Total interest-bearing liabilities	(49)	(657)	(706)
Change in net interest income	$615	$95	$710

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2011, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $6,035,000 at December 31, 2010 to $6,640,000 at March 31, 2011.  At March 31, 2011 and December 31, 2010, the allowance for loan losses to total loans was 1.61% and 1.45%, respectively.

The provision for loan losses totaled $600,000 for the three months ended March 31, 2011, compared to $300,000 for the same periods in 2010.  The amount of the increase in the provision was the result of several factors, including but not limited to, a ratio of nonperforming loans to total loans of 3.13% at March 31, 2011 and a ratio of the allowance for loan losses to nonperforming loans of 51.47% at March 31, 2011.  Nonperforming loans increased to $12,900,000 at March 31, 2011 from $3,863,000 at March 31, 2010 due to an increase in commercial loan delinquencies.  The increase is centered on several loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses.  Internal loan review and analysis and the continued uncertainty surrounding the economy, coupled with the ratios noted previously, dictated an increase in the provision for loan losses.  The increase did not equate to the change in nonperforming loans due to the economic situation and the collateral status of the nonperforming loans and overall loan portfolio in general, which limits the loan specific allocation of the allowance for loan losses.

Following is a table showing the changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
(In Thousands)	March 31, 2011	March 31, 2010
Balance at beginning of period	$6,035	$4,657
Charge-offs:
Real estate	25	22
Commercial and industrial	—	90
Installment loans to individuals	19	37
Total charge-offs	44	149
Recoveries:
Real estate	24	6
Commercial and industrial	6	—
Installment loans to individuals	19	50
Total recoveries	49	56
Net charge-offs	(5)	93
Additions charged to operations	600	300
Balance at end of period	$6,640	$4,864

Ratio of net annualized charge-offs during the period to average loans outstanding during the period	0.00%	0.09%

Following is a table showing the changes in total nonperforming loans as of:

	Total Nonperforming Loans
		90 Days
(In Thousands)	Nonaccrual	Past Due	Total
March 31, 2011	$12,797	$103	$12,900
December 31, 2010	5,658	557	6,215
September 30, 2010	5,601	1,317	6,918
June 30, 2010	6,299	347	6,646
March 31, 2010	3,703	160	3,863

Non-interest Income

Total non-interest income for the three months ended March 31, 2011 compared to the same period in 2010 increased $249,000 to $1,945,000 due in part to a $128,000 increase in net securities gains, from a loss of $3,000 to a gain of $125,000.  Excluding net securities gains and losses, non-interest income for the three months ended March 31, 2011 would have increased $121,000 compared to the 2010 period.  The increase is primarily the result of an increased level of gain on sale of loans as the level of real estate transactions remains brisk within our market.   Other income increased as debit and credit card related income continues to build as debit cards continue to gain in popularity, while an increasing number of merchants utilize our merchant card services.

Insurance commissions for the three months ended March 31, 2011 decreased due to a continued soft market.  Management of The M Group continues to pursue new and build upon current relationships.  The sales call program continues to expand to other financial institutions, which results in additional revenue for The M Group if an additional sales outlet is added.  However, the addition of a sales outlet for The M Group can take up to a year or more to be completed.

Non-interest income composition for the three months ended March 31, 2011 and 2010 was as follows:

	For the Three Months Ended
	March 31, 2011		March 31, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$503	25.85%	$510	30.07%	$(7)	(1.37)%
Securities gains (losses), net	125	6.43	(3)	(0.18)	128	4,266.67
Bank owned life insurance	174	8.95	171	10.08	3	1.75
Gain on sale of loans	249	12.80	182	10.73	67	36.81
Insurance commissions	209	10.75	264	15.57	(55)	(20.83)
Other	685	35.22	572	33.73	113	19.76
Total non-interest income	$1,945	100.00%	$1,696	100.00%	$249	14.68%

Non-interest Expense

Total non-interest expense increased $2,000 for the three months ended March 31, 2011 compared to the same period of 2010.  The decrease in salaries and employee benefits was attributable primarily to a reduction in expenses associated with health insurance and the defined benefit pension plan as the investment portfolio performance for the plan improved.  Other expenses increased due to various items ranging from training to consulting.

Non-interest expense composition for the three months ended March 31, 2011 and 2010 was as follows:

	For the Three Months Ended
	March 31, 2011		March 31, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,632	52.76%	$2,737	54.89%	$(105)	(3.84)%
Occupancy, net	348	6.98	331	6.64	17	5.14
Furniture and equipment	308	6.17	304	6.10	4	1.32
Pennsylvania shares tax	172	3.45	169	3.39	3	1.78
Amortization of investment in limited partnerships	166	3.33	142	2.85	24	16.90
Other	1,362	27.31	1,303	26.13	59	4.53
Total non-interest expense	$4,988	100.00%	$4,986	100.00%	$2	0.04%

Provision for Income Taxes

Income taxes increased $241,000 for the three months ended March 31, 2011 compared to the same period of 2010.  The primary cause of the changes in tax expense is the impact of net securities losses in the three month period of 2010 of $3,000 compared to net securities gains for the same period of 2011 of $125,000.  Excluding the impact of the net securities gains and losses, the effective tax rate for the three months ended March 31, 2011 was 14.18% compared to 9.63% for the same period of 2010.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $2,011,000 from $9,493,000 at December 31, 2010 to $11,504,000 at March 31, 2011 primarily as a result of the following activities during the three months ended March 31, 2011:

Loans Held for Sale

Activity regarding loans held for sale resulted in loan originations trailing sale proceeds, less $249,000 in realized gains, by $1,840,000 for the three months ended March 31, 2011.

Loans

Gross loans decreased $3,464,000 since December 31, 2010 due primarily to a decrease of residential and commercial real estate loans, which was partially offset by an increase in construction real estate loans.

The allocation of the loan portfolio, by category, as of March 31, 2011 and December 31, 2010 is presented below:

	March 31, 2011		December 31, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial and agricultural	$52,690	12.80%	$50,853	12.23%	$1,837	3.61%
Real estate mortgage:
Residential	170,211	41.30	173,578	41.77	(3,367)	(1.94)
Commercial	156,340	37.94	160,189	38.55	(3,849)	(2.40)
Construction	25,569	6.20	22,545	5.43	3,024	13.41
Installment loans to individuals	8,959	2.17	9,432	2.27	(473)	(5.01)
Less: Net deferred loan fees	1,676	(0.41)	1,040	(0.25)	636	61.15
Gross loans	$412,093	100.00%	$415,557	100.00%	$(3,464)	(0.83)%

Investments

The fair value of the investment securities portfolio at March 31, 2011 has increased $5,282,000 since December 31, 2010.  The change is primarily due to purchases of U.S. Government and agency securities coupled with a decrease in the level of net unrealized losses within the state and political securities.  The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 93% of the debt securities portfolio is currently rated A or higher by either S&P or Moody’s.

The Company considers various factors, which include examples from applicable accounting guidance, when analyzing the available for sale portfolio for possible other than temporary impairment.  The Company primarily considers the following factors in its analysis: length of time and severity of the market value being less than carrying value; reduction of dividend paid (equities); continued payment of dividend/interest, credit rating, and financial condition of an issuer; intent and ability to hold until anticipated recovery (which may be maturity); and general outlook for the economy, specific industry, and entity in question.

The bond portion of the portfolio review is conducted with emphases on several factors.  Continued payment of principal and interest is given primary importance with credit rating and financial condition of the issuer following as the next most important.  Credit ratings were reviewed with the ratings of the bonds being satisfactory.  Those that were not currently rated were discussed with a third party and/or underwent an internal financial review.  The Company also monitors whether each of the investments incurred a decline in market value from carrying value of at least 20% for twelve consecutive months or a similar decline of at least 50% for three consecutive months.  Each bond is reviewed to determine whether it is a general obligation bond, which is backed by the credit and taxing power of the issuing jurisdiction, or revenue bond, which is only payable from specified revenues.  Based on the review undertaken by the Company, the Company determined that the decline in value of the various bond holdings were temporary and were the result of the general market downturns and interest rate/yield curve changes, not credit issues.  The fact that almost all of such bonds are general obligation bonds further solidified the Company’s determination that the decline in the value of these bond holdings is temporary.

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact financial sector stock pricing.  The equity market improvement over the first three months of 2011 has led to an increase in net unrealized gains of $122,000 to $1,834,000 at March 31, 2011.  In addition, the amortized cost of the equity securities portfolio has increased $160,000 as the Company has begun to build the portfolio balance, while continuing to diversify geographic and sector risk.

The equity portion of the portfolio is reviewed for possible other than temporary impairment in a similar manner to the bond portfolio with greater emphasis placed on the length of time the market value has been less than the carrying value and financial sector outlook.  The Company also reviews dividend payment activities and, in the case of financial institutions, whether or not such issuer was participating in the TARP Capital Purchase Program.  The starting point for the equity analysis is the length and severity of a market price decline.  The Company monitors two primary measures: 20% decline in market value from carrying value for twelve consecutive months and 50% decline for three consecutive months.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at March 31, 2011 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available for sale (AFS)
U.S. Government and agency securities	$27,155	$28,921	$—	$—	$—	$—	$—	$—	$27,155	$28,921
State and political securities	154,772	144,460	6,900	5,278	—	—	9,171	7,967	170,843	157,705
Other debt securities	19,151	19,589	800	802	—	—	21	21	19,972	20,412
Total debt securities AFS	$201,078	$192,970	$7,700	$6,080	$—	$—	$9,192	$7,988	$217,970	$207,038

Held to maturity (HTM)
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other debt securities	53	53	—	—	—	—	—	—	53	53
Total debt securities HTM	$53	$53	$—	$—	$—	$—	$—	$—	$53	$53

Financing Activities

Deposits

Total deposits increased $11,209,000 from December 31, 2010 to March 31, 2011.  The growth was led by an increase in savings and demand deposits from December 31, 2010 to March 31, 2011 of 7.53% and 6.64%, respectively.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios, while also reducing the utilization of FHLB borrowings.  The increase in deposits is the result of our focus on building relationships with money market accounts being the key building block.  Over the past year and through the first three months of 2011, time deposits have decreased as we have taken a position of using these accounts as complementary accounts to core deposits.  To facilitate this strategy we are actively working single product time deposit relationships to create a solid relationship through the addition of other products to the customer’s portfolio.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2011		December 31, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$95,278	18.02%	$89,347	17.27%	$5,931	6.64%
NOW accounts	70,763	13.38	67,505	13.04	3,258	4.83
Money market deposits	108,104	20.45	107,123	20.70	981	0.92
Savings deposits	69,095	13.07	64,258	12.42	4,837	7.53
Time deposits	185,477	35.08	189,275	36.57	(3,798)	(2.01)
Total deposits	$528,717	100.00%	$517,508	100.00%	$11,209	2.17%

Borrowed Funds

Total borrowed funds decreased 11.77% or $11,663,000 to $87,414,000 at March 31, 2011 compared to $99,077,000 at December 31, 2010. The decrease in borrowed funds is primarily the result of growth in deposits as part of the previously discussed deposit gathering campaigns that were utilized to provide loan portfolio funding and to reduce the level of total borrowings. FHLB repurchase agreements were utilized as their structure allowed for a reduction in interest expense, while providing the ability to reduce the borrowings at our discretion as deposit levels increased.

	March 31, 2011		December 31, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$14,010	14.14%	$(14,010)	(100.00)%
Securities sold under agreement to repurchase	15,636	17.89	13,289	13.41	2,347	17.66
Total short-term borrowings	15,636	17.89	27,299	27.55	(11,663)	(42.72)

Long-term borrowings, FHLB	71,778	82.11	71,778	72.45	—	—
Total borrowed funds	$87,414	100.00%	$99,077	100.00%	$(11,663)	(11.77)%

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

Capital ratios as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$73,659	16.10%	$72,855	15.95%
For Capital Adequacy Purposes	36,609	8.00	36,544	8.00
To Be Well Capitalized	45,762	10.00	45,680	10.00

Tier I Capital (to Risk-weighted Assets)
Actual	$67,102	14.66%	$66,371	14.53%
For Capital Adequacy Purposes	18,305	4.00	18,272	4.00
To Be Well Capitalized	27,457	6.00	27,408	6.00

Tier I Capital (to Average Assets)
Actual	$67,102	9.68%	$66,371	9.55%
For Capital Adequacy Purposes	27,726	4.00	27,790	4.00
To Be Well Capitalized	34,657	5.00	34,738	5.00

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

The following liquidity measures are monitored for compliance and were within the limits cited at March 31, 2011:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $227,337,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $13,029,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $71,778,000 as of March 31, 2011.

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

The following is a rate shock forecast for the twelve month period ended March 31, 2012 assuming a static balance sheet as of March 31, 2011.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200
Net interest income	$24,853	$25,648	$25,839	$25,357	$24,936
Change from static	(986)	(191)	—	(482)	(903)
Percent change from static	-3.82%	-0.74%	—	-1.87%	-3.49%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analyses or simulation analyses compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2010.  Additional information and details are provided in the “Liquidity and Interest Rate Sensitivity” section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month #1 (January 1 - January 31, 2011)	—	$—	—	76,776

Month #2 (February 1 - February 28, 2011)	—	—	—	76,776

Month #3 (March 1 - March 31, 2011)	—	—	—	76,776

On April 26, 2011, the Board of Directors extended the previously approved authorization to repurchase up to 197,000 shares, or approximately 5%, of the outstanding shares of the Company for an additional year to April 30, 2012.  To date, there have been 120,224 shares repurchased under this plan.

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

PENNS WOODS BANCORP, INC.
(Registrant)

Date: May 10, 2011	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer