Form 10-Q
period 2011-06-30
PENNS WOODS BANCORP INC
filed 2011-08-09
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2011.

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

On August 2, 2011 there were 3,836,245 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share Data)	2011	2010
ASSETS:
Noninterest-bearing balances	$9,765	$9,467
Interest-bearing deposits in other financial institutions	20,904	26
Total cash and cash equivalents	30,669	9,493

Investment securities, available for sale, at fair value	245,863	215,565
Investment securities, held to maturity, (fair value of $54 and $83)	54	83
Loans held for sale	6,393	6,658
Loans	419,161	415,557
Less: Allowance for loan losses	5,764	6,035
Loans, net	413,397	409,522
Premises and equipment, net	7,520	7,658
Accrued interest receivable	3,803	3,765
Bank-owned life insurance	15,776	15,436
Investment in limited partnerships	3,875	4,205
Goodwill	3,032	3,032
Deferred tax asset	9,638	11,897
Other assets	4,966	4,374
TOTAL ASSETS	$744,986	$691,688

LIABILITIES:
Interest-bearing deposits	$469,729	$428,161
Noninterest-bearing deposits	100,104	89,347
Total deposits	569,833	517,508

Short-term borrowings	17,007	27,299
Long-term borrowings, Federal Home Loan Bank (FHLB)	71,778	71,778
Accrued interest payable	676	750
Other liabilities	11,786	7,733
TOTAL LIABILITIES	671,080	625,068

SHAREHOLDERS’ EQUITY
Common stock, par value $8.33, 10,000,000 shares authorized; 4,016,686 and 4,015,753 shares issued	33,472	33,464
Additional paid-in capital	18,090	18,064
Retained earnings	33,379	31,091
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(2,312)	(7,276)
Defined benefit plan	(2,413)	(2,413)
Less: Treasury stock at cost, 180,596 shares	(6,310)	(6,310)
TOTAL SHAREHOLDERS’ EQUITY	73,906	66,620
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$744,986	$691,688

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2011	2010	2011	2010

INTEREST AND DIVIDEND INCOME:
Loans, including fees	$6,144	$6,398	$12,432	$12,728
Investment securities:
Taxable	1,411	1,405	2,786	2,754
Tax-exempt	1,272	1,270	2,539	2,528
Dividend and other interest income	57	51	109	103
TOTAL INTEREST AND DIVIDEND INCOME	8,884	9,124	17,866	18,113

INTEREST EXPENSE:
Deposits	1,182	1,551	2,376	3,261
Short-term borrowings	42	56	99	120
Long-term borrowings, FHLB	742	927	1,476	1,844
TOTAL INTEREST EXPENSE	1,966	2,534	3,951	5,225

NET INTEREST INCOME	6,918	6,590	13,915	12,888

PROVISION FOR LOAN LOSSES	600	400	1,200	700

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,318	6,190	12,715	12,188

NON-INTEREST INCOME:
Service charges	527	537	1,030	1,047
Securities gains, net	9	56	134	53
Earnings on bank-owned life insurance	139	128	313	299
Gain on sale of loans	242	330	491	512
Insurance commissions	180	273	389	537
Other	776	684	1,461	1,256
TOTAL NON-INTEREST INCOME	1,873	2,008	3,818	3,704

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,475	2,615	5,107	5,352
Occupancy, net	301	313	649	644
Furniture and equipment	349	322	657	626
Pennsylvania shares tax	172	169	344	338
Amortization of investment in limited partnerships	165	141	331	283
Other	1,394	1,430	2,756	2,733
TOTAL NON-INTEREST EXPENSE	4,856	4,990	9,844	9,976

INCOME BEFORE INCOME TAX PROVISION	3,335	3,208	6,689	5,916
INCOME TAX PROVISION	371	436	872	696
NET INCOME	$2,964	$2,772	$5,817	$5,220

NET INCOME PER SHARE - BASIC	$0.78	$0.72	$1.52	$1.36

NET INCOME PER SHARE - DILUTED	$0.78	$0.72	$1.52	$1.36

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,835,785	3,834,164	3,835,542	3,834,230

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,835,785	3,834,291	3,835,542	3,834,370

DIVIDENDS PER SHARE	$0.46	$0.46	$0.92	$0.92

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2009	4,013,142	$33,443	$18,008	$27,218	$(5,489)	$(6,264)	$66,916

Comprehensive income:
Net income				5,220			5,220
Other comprehensive income					2,008		2,008
Dividends declared, ($0.92 per share)				(3,528)			(3,528)
Common shares issued for employee stock purchase plan	1,130	9	24				33
Purchase of treasury stock (1,568 shares)						(46)	(46)
Balance, June 30, 2010	4,014,272	$33,452	$18,032	$28,910	$(3,481)	$(6,310)	$70,603

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2010	4,015,753	$33,464	$18,064	$31,091	$(9,689)	$(6,310)	$66,620

Comprehensive income:
Net income				5,817			5,817
Other comprehensive income					4,964		4,964
Dividends declared, ($0.92 per share)				(3,529)			(3,529)
Common shares issued for employee stock purchase plan	933	8	26				34
Balance, June 30, 2011	4,016,686	$33,472	$18,090	$33,379	$(4,725)	$(6,310)	$73,906

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,				Six Months Ended June 30,
(In Thousands)	2011		2010		2011		2010

Net Income		$2,964		$2,772		$5,817		$5,220
Other comprehensive income:
Change in unrealized gain on available for sale securities	5,604		2,557		7,655		3,095
Net realized gain included in net income	9		56		134		53
Other comprehensive income before tax expense	5,595		2,501		7,521		3,042
Income tax expense related to other comprehensive income	1,902		850		2,557		1,034
Other comprehensive income, net of tax		3,693		1,651		4,964		2,008
Comprehensive income		$6,657		$4,423		$10,781		$7,228

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In Thousands)	2011	2010

OPERATING ACTIVITIES:
Net Income	$5,817	$5,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	353	385
Provision for loan losses	1,200	700
Accretion and amortization of investment security discounts and premiums	(908)	(1,088)
Securities gains, net	(134)	(53)
Originations of loans held for sale	(20,432)	(22,939)
Proceeds of loans held for sale	21,188	21,930
Gain on sale of loans	(491)	(512)
Earnings on bank-owned life insurance	(313)	(299)
Decrease in prepaid federal deposit insurance	337	346
Other, net	(803)	319
Net cash provided by operating activities	5,814	4,009
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	2,877	430
Proceeds from calls and maturities	4,339	10,573
Purchases	(25,573)	(22,486)
Investment securities held to maturity:
Proceeds from sales	4	—
Proceeds from calls and maturities	25	26
Net increase in loans	(5,663)	(6,773)
Acquisition of bank premises and equipment	(215)	(363)
Proceeds from the sale of foreclosed assets	388	79
Purchase of bank-owned life insurance	(32)	(32)
Proceeds from bank-owned life insurance death benefit	—	82
Proceeds from redemption of regulatory stock	674	—
Net cash used for investing activities	(23,176)	(18,464)
FINANCING ACTIVITIES
Net increase in interest-bearing deposits	41,568	24,614
Net increase in noninterest-bearing deposits	10,757	8,080
Net decrease in short-term borrowings	(10,292)	(4,145)
Dividends paid	(3,529)	(3,528)
Issuance of common stock	34	33
Purchase of treasury stock	—	(46)
Net cash provided by financing activities	38,538	25,008
NET INCREASE IN CASH AND CASH EQUIVALENTS	21,176	10,553
CASH AND CASH EQUIVALENTS, BEGINNING	9,493	13,788
CASH AND CASH EQUIVALENTS, ENDING	$30,669	$24,341

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$4,025	$5,398
Income taxes paid	1,790	1,600
Transfer of loans to foreclosed real estate	588	32

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

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The main objective in developing this update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this update apply to all entities, both public and nonpublic.  The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  The amendments in this update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this update.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The amendments in this update should be applied retrospectively, and early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Weighted average common shares issued	4,016,381	4,013,892	4,016,138	4,013,610

Average treasury stock shares	(180,596)	(179,728)	(180,596)	(179,380)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,835,785	3,834,164	3,835,542	3,834,230

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	127	—	140

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,835,785	3,834,291	3,835,542	3,834,370

Options to purchase 990 shares of common stock at a strike price of $24.72 were outstanding during the six months ended June 30, 2010 and were included in the computation of diluted earnings per share.   The average market price of the Company’s stock was $31.46 for the six months ended June 30, 2010.  There were no options outstanding during the six months ended June 30, 2011.

Note 4. Investment Securities

The amortized cost and fair values of investment securities at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$28,889	$1,994	$(8)	$30,875
State and political securities	177,132	1,813	(9,018)	169,927
Other debt securities	30,914	404	(156)	31,162
Total debt securities	236,935	4,211	(9,182)	231,964
Financial institution securities	10,886	1,674	(174)	12,386
Other equity securities	1,545	17	(49)	1,513
Total equity securities	12,431	1,691	(223)	13,899
Total investment securities AFS	$249,366	$5,902	$(9,405)	$245,863

Held to maturity (HTM)
U.S. Government and agency securities	$—	$—	$—	$—
Other debt securities	54	—	—	54
Total investment securities HTM	$54	$—	$—	$54

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$24,759	$1,854	$—	$26,613
State and political securities	169,844	282	(15,339)	154,787
Other debt securities	20,141	503	(36)	20,608
Total debt securities	214,744	2,639	(15,375)	202,008
Financial institution securities	11,549	1,686	(44)	13,191
Other equity securities	296	70	—	366
Total equity securities	11,845	1,756	(44)	13,557
Total investment securities AFS	$226,589	$4,395	$(15,419)	$215,565

Held to maturity (HTM)
U.S. Government and agency securities	$5	$—	$—	$5
Other debt securities	78	—	—	78
Total investment securities HTM	$83	$—	$—	$83

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010.

	June 30, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$992	$8	$—	$—	$992	$8
State and political securities	43,845	1,460	35,893	7,558	79,738	9,018
Other debt securities	10,487	155	49	1	10,536	156
Total debt securities	55,324	1,623	35,942	7,559	91,266	9,182
Financial institution securities	1,335	110	167	64	1,502	174
Other equity securities	346	49	—	—	346	49
Total equity securities	1,681	159	167	64	1,848	223
Total	$57,005	$1,782	$36,109	$7,623	$93,114	$9,405

	December 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	105,826	5,883	32,847	9,456	138,673	15,339
Other debt securities	2,501	19	282	17	2,783	36
Total debt securities	108,327	5,902	33,129	9,473	141,456	15,375
Financial institution securities	859	41	59	3	918	44
Other equity securities	—	—	—	—	—	—
Total equity securities	859	41	59	3	918	44
Total	$109,186	$5,943	$33,188	$9,476	$142,374	$15,419

At June 30, 2011 there were a total of 92 and 77 individual securities that were in a continuous unrealized loss position for less than twelve months and greater than twelve months, respectively.

The Company reviews its position quarterly and has determined that, at June 30, 2011, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  There were 169 positions that were temporarily impaired at June 30, 2011.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
(In Thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$9,014	$9,298	$54	$54
Due after one year to five years	22,695	22,750	—	—
Due after five years to ten years	10,228	9,955	—	—
Due after ten years	194,998	189,961	—	—
Total	$236,935	$231,964	$54	$54

Total gross proceeds from sales of securities available for sale were $2,877,000 and $430,000, for the six months ended June 30, 2011 and 2010, respectively.  The following table represents gross realized gains and losses on those transactions:

	Six Months Ended June 30,
(In Thousands)	2011	2010
Gross realized gains:
U.S. Government and agency securities	$4	$—
State and political securities	5	—
Other debt securities	8	6
Financial institutions securities	—	56
Other equity securities	131	—
Total gross realized gains	$148	$62

Gross realized losses:
U.S. Government and agency securities	$—	$—
State and political securities	—	—
Other debt securities	14	9
Financial institutions securities	—	—
Other equity securities	—	—
Total gross realized losses	$14	$9

There were no impairment charges included in gross realized losses for the six months ended June 30, 2011 and 2010, respectively.

Note 5.  Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the sum of 0.35% of the membership asset value at December 31, 2010, 4.60% of advances, and 1.60% of letters of credit.  At June 30, 2011, the Bank held $6,234,100 in stock of the FHLB, which was in compliance with this requirement.

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

The following table presents the related aging categories of loans, by segment, as of June 30, 2011 and December 31, 2010:

	June 30, 2011
			Past Due
			90 Days
		Past Due	Or More
		30 To 89	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$51,436	$122	$—	$—	$51,558
Real estate mortgage:
Residential	171,280	355	—	608	172,243
Commercial	158,313	2,556	—	1,167	162,036
Construction	16,927	4	—	9,136	26,067
Installment loans to individuals	8,860	74	—	—	8,934
	406,816	$3,111	$—	$10,911	420,838
Less: Net deferred loan fees and discounts	1,677				1,677
Allowance for loan losses	5,764				5,764
Loans, net	$399,375				$413,397

	December 31, 2010
			Past Due
			90 Days
		Past Due	Or More
		30 To 90	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$50,208	$426	$215	$4	$50,853
Real estate mortgage:
Residential	166,354	6,356	259	609	173,578
Commercial	157,764	438	60	1,927	160,189
Construction	13,836	5,592	—	3,117	22,545
Installment loans to individuals	9,199	209	23	1	9,432
	397,361	$13,021	$557	$5,658	416,597
Less: Net deferred loan fees	1,040				1,040
Allowance for loan losses	6,035				6,035
Loans, net	$390,286				$409,522

If interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans, interest income on non-accrual loans would have approximated $115,000 and $325,000, and $155,000 and $240,000 for the three and six months ended June 30, 2011 and 2010, respectively.  Interest income on such loans amounted to approximately $15,000 and $21,000 and $41,000 and $87,000, for the three and six months ended June 30, 2011 and 2010, respectively.

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$82	$82	$—
Real estate mortgages - residential	866	866	—
Real estate mortgages - commercial	1,889	1,889	—
Real estate mortgages - construction	6,036	6,036	—
Installment loans to individuals	—	—	—
	8,873	8,873	—
With an allowance recorded:
Commercial and agricultural	—	—	—
Real estate mortgages - residential	469	469	52
Real estate mortgages - commercial	1,737	1,737	143
Real estate mortgages - construction	5,113	6,881	2,148
Installment loans to individuals	—	—	—
	7,319	9,087	2,343
Total:
Commercial and agricultural	82	82	—
Real estate mortgages - residential	1,335	1,335	52
Real estate mortgages - commercial	3,626	3,626	143
Real estate mortgages - construction	11,149	12,917	2,148
Installment loans to individuals	—	—	—
	$16,192	$17,960	$2,343

	December 31, 2010
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$90	$90	$—
Real estate mortgages - residential	888	888	—
Real estate mortgages - commercial	2,498	2,498	—
Real estate mortgages - construction	260	260	—
Installment loans to individuals	—	—	—
	3,736	3,736	—
With an allowance recorded:
Commercial and agricultural	—	—	—
Real estate mortgages - residential	572	572	80
Real estate mortgages - commercial	1,889	1,889	158
Real estate mortgages - construction	9,860	10,128	2,518
Installment loans to individuals	—	—	—
	12,321	12,589	2,756
Total:
Commercial and agricultural	90	90	—
Real estate mortgages - residential	1,460	1,460	80
Real estate mortgages - commercial	4,387	4,387	158
Real estate mortgages - construction	10,120	10,388	2,518
Installment loans to individuals	—	—	—
	$16,057	$16,325	$2,756

Impaired loans which are troubled debt restructurings amounted to approximately $5,098,000 and $4,799,000 as of June 30, 2011 and December 31, 2010.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and six months ended for June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2011	2010	2011	2010
Average investment in impaired loans	$18,179	$8,746	$14,767	$8,460
Interest income recognized on an accrual basis on impaired loans	75	76	154	166
Interest income recognized on a cash basis on impaired loans	12	41	18	87

There is approximately $405,000 committed to be advanced in connection with impaired loans.

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

The following table presents the credit quality categories identified above as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$50,158	$171,032	$148,710	$14,879	$8,934	$393,713
Special Mention	1,076	143	4,264	—	—	5,483
Substandard	324	1,068	9,062	11,188	—	21,642
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$51,558	$172,243	$162,036	$26,067	$8,934	$420,838

	December 31, 2010
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$49,702	$171,588	$145,887	$11,840	$9,408	$388,425
Special Mention	565	526	9,195	—	—	10,286
Substandard	586	1,464	5,107	10,705	24	17,886
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$50,853	$173,578	$160,189	$22,545	$9,432	$416,597

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

Activity in the allowance is presented for the six months ended June 30, 2011 and 2010:

	June 30, 2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Beginning Balance	$466	$980	$1,508	$2,893	$188	$6,035
Charge-offs	—	(34)	—	(1,500)	(35)	(1,569)
Recoveries	8	34	20	5	31	98
Provision	(70)	(154)	177	1,270	(23)	1,200
Ending Balance	$404	$826	$1,705	$2,668	$161	$5,764

	June 30, 2010
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Beginning Balance	$569	$972	$1,491	$1,403	$222	$4,657
Charge-offs	(261)	(53)	—	—	(70)	(384)
Recoveries	1	5	—	4	64	74
Provision	239	(60)	2	510	9	700
Ending Balance	$548	$864	$1,493	$1,917	$225	$5,047

The Company has a concentration of loans to both owners of commercial and residential rental properties at June 30, 2011 and 2010 of 16.69% and 14.31% and 15.60% and 14.59% of total loans, respectively.

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central Pennsylvania. Although the Company has a diversified loan portfolio at June 30, 2011, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$52	$143	$2,148	$—	$2,343
Collectively evaluated for impairment	404	774	1,562	520	161	3,421
Total ending allowance balance	$404	$826	$1,705	$2,668	$161	$5,764

Loans:
Individually evaluated for impairment	$82	$1,335	$3,626	$11,149	$—	$16,192
Collectively evaluated for impairment	51,476	170,908	158,410	14,918	8,934	404,646
Total ending loans balance	$51,558	$172,243	$162,036	$26,067	$8,934	$420,838

	December 31, 2010
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$80	$158	$2,518	$—	$2,756
Collectively evaluated for impairment	466	900	1,350	375	188	3,279
Total ending allowance balance	$466	$980	$1,508	$2,893	$188	$6,035

Loans:
Individually evaluated for impairment	$90	$1,460	$4,387	$10,120	$—	$16,057
Collectively evaluated for impairment	50,636	172,118	155,930	12,424	9,432	400,540
Total ending loans balance	$50,726	$173,578	$160,317	$22,544	$9,432	$416,597

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2010.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2011	2010	2011	2010

Service cost	$106	$131	$212	$263
Interest cost	178	171	356	342
Expected return on plan assets	(186)	(160)	(370)	(321)
Amortization of transition obligation	(1)	(1)	(2)	(2)
Amortization of prior service cost	7	7	13	13
Amortization of net loss	41	37	82	73
Net periodic cost	$145	$185	$291	$368

The following table sets forth by level, within the fair value hierarchy detailed in Note 10 (Fair Value Measurements), the Plan’s assets at fair value as of June 30, 2011 and December 31, 2010:

	June 30, 2011
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$248	$—	$—	$248
Mutual funds - taxable fixed income	3,490	—	—	3,490
Mutual funds - domestic equity	4,461	—	—	4,461
Mutual funds - international equity	1,463	—	—	1,463
Total assets at fair value	$9,662	$—	$—	$9,662

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$235	$—	$—	$235
Mutual funds - taxable fixed income	3,261	—	—	3,261
Mutual funds - domestic equity	4,200	—	—	4,200
Mutual funds - international equity	1,376	—	—	1,376
Total assets at fair value	$9,072	$—	$—	$9,072

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2010, that it expected to contribute a minimum of $957,000 to its defined benefit plan in 2011.  As of June 30, 2011, there were contributions of $350,000 made to the plan.

Note 8.  Employee Stock Purchase Plan

The Company maintains the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the six months ended June 30, 2011 and 2010, there were 933 and 1,130 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(In Thousands)	2011	2010
Commitments to extend credit	$80,025	$82,124
Standby letters of credit	1,207	1,228

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of June 30, 2011 and December 31, 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$30,875	$—	$30,875
State and political securities	—	169,927	—	169,927
Other debt securities	—	31,162	—	31,162
Financial institution securities	12,386	—	—	12,386
Other equity securities	1,513	—	—	1,513
Total assets measured on a recurring basis	$13,899	$231,964	$—	$245,863

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$26,613	$—	$26,613
State and political securities	—	154,787	—	154,787
Other debt securities	—	20,608	—	20,608
Financial institution securities	13,191	—	—	13,191
Other equity securities	366	—	—	366
Total assets measured on a recurring basis	$13,557	$202,008	$—	$215,565

The following table presents the assets reported on the consolidated balance sheet at their fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,800	$13,800
Other real estate owned	—	823	—	823
Total assets measured on a non-recurring basis	$—	$823	$13,800	$14,623

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,301	$13,301
Other real estate owned	—	609	—	609
Total assets measured on a non-recurring basis	$—	$609	$13,301	$13,910

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

The estimated fair values of the Company’s financial instruments are as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In Thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$30,669	$30,669	$9,493	$9,493
Investment securities:
Available for sale	245,863	245,863	215,565	215,565
Held to maturity	54	54	83	83
Loans held for sale	6,393	6,393	6,658	6,658
Loans, net	413,397	407,282	409,522	402,250
Bank-owned life insurance	15,776	15,776	15,436	15,436
Accrued interest receivable	3,803	3,803	3,765	3,765

Financial liabilities:
Interest-bearing deposits	$469,729	$457,509	$428,161	$419,058
Noninterest-bearing deposits	100,104	100,104	89,347	89,347
Short-term borrowings	17,007	17,007	27,299	27,299
Long-term borrowings, FHLB	71,778	75,176	71,778	75,790
Accrued interest payable	676	676	750	750

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Six Months Ended June 30, 2011 and 2010

Summary Results

Net income for the three months ended June 30, 2011 was $2,964,000 compared to $2,772,000 for the same period of 2010 as after-tax securities gains decreased $31,000 (from a gain of $37,000 to a gain of $6,000).  Basic and diluted earnings per share for the three months ended June 30, 2011 were $0.78 compared to $0.72 for the three months ended June 30, 2010.  Return on average assets and return on average equity were 1.64% and 16.29% for the three months ended June 30, 2011 compared to 1.58% and 15.76% for the corresponding period of 2010.  Net income from core operations (“operating earnings”) increased to $2,958,000 for the three months ended June 30, 2011 compared to $2,735,000 for the same period of 2010.  Operating earnings per share for the three months ended June 30, 2011 were $0.77 basic and dilutive compared to $0.71 basic and dilutive for the three months ended June 30, 2010.

The six months ended June 30, 2011 generated net income of $5,817,000 compared to $5,220,000 for the same period of 2010.  Comparable results were impacted by an increase in after-tax securities gains of $53,000 (from a gain of $35,000 for the 2010 period to a gain of $88,000 for the 2011 period). Earnings per share, basic and dilutive, for the six months ended June 30, 2011 were $1.52 compared to $1.36 for the comparable period of 2010.  Return on average assets and return on average equity were 1.64% and 16.45% for the six months ended June 30, 2011 compared to 1.50% and 15.05% for the corresponding period of 2010.  Operating earnings increased 10.5% to $5,729,000 for the six months ended June 30, 2011 compared to $5,185,000 for the comparable period of 2010, resulting in basic and dilutive operating earnings per share increasing 10.4% to $1.49 from $1.35 for the six month periods ended June 30, 2011 and 2010, respectively.

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

Reconciliation of GAAP and Non-GAAP Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands, Except Per Share Data)	2011	2010	2011	2010
GAAP net income	$2,964	$2,772	$5,817	$5,220
Less: net securities gains, net of tax	6	37	88	35
Non-GAAP operating earnings	$2,958	$2,735	$5,729	$5,185

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Return on average assets (ROA)	1.64%	1.58%	1.64%	1.50%
Less: net securities gains, net of tax	0.01%	0.02%	0.02%	0.01%
Non-GAAP operating ROA	1.63%	1.56%	1.62%	1.49%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Return on average equity (ROE)	16.29%	15.76%	16.45%	15.05%
Less: net securities gains, net of tax	0.04%	0.21%	0.25%	0.10%
Non-GAAP operating ROE	16.25%	15.55%	16.20%	14.95%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic earnings per share (EPS)	$0.78	$0.72	$1.52	$1.36
Less: net securities gains, net of tax	0.01	0.01	0.03	0.01
Non-GAAP basic operating EPS	$0.77	$0.71	$1.49	$1.35

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Dilutive EPS	$0.78	$0.72	$1.52	$1.36
Less: net securities gains, net of tax	0.01	0.01	0.03	0.01
Non-GAAP dilutive operating EPS	$0.77	$0.71	$1.49	$1.35

Interest and Dividend Income

Interest and dividend income for the three months ended June 30, 2011 decreased $240,000 to $8,884,000 compared to $9,124,000 for the same period of 2010.  The decrease was the result of loan portfolio income decreasing as the impact of portfolio growth was more than offset by a yield that decreased by 28 basis points (“bp”) due to the competitive landscape and downward repricing of the variable rate segment of the loan portfolio.  Investment portfolio interest remained flat due to growth in the average investment portfolio of $13,059,000 primarily from the addition of short-term corporate and municipal bonds to the portfolio, which offset a decline in the average taxable equivalent yield of 50 bp.

During the six months ended June 30, 2011, interest and dividend income was $17,866,000, a decrease of $247,000 over the same period in 2010.  Interest income on the loan portfolio decreased as the growth in the portfolio was countered by a 21 bp decline in average yield.  The investment portfolio interest income remained steady as the increase in portfolio size was offset by a decline in yield.

Interest and dividend income composition for the three and six months ended June 30, 2011 and 2010 was as follows:

	For The Three Months Ended
	June 30, 2011		June 30, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,144	69.16%	$6,398	70.12%	$(254)	(3.97)%
Investment securities:
Taxable	1,411	15.88	1,405	15.40	6	0.43
Tax-exempt	1,272	14.32	1,270	13.92	2	0.16
Dividend and other interest income	57	0.64	51	0.56	6	11.76
Total interest and dividend income	$8,884	100.00%	$9,124	100.00%	$(240)	(2.63)%

	For The Six Months Ended
	June 30, 2011		June 30, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$12,432	69.59%	$12,728	70.27%	$(296)	(2.33)%
Investment securities:
Taxable	2,786	15.59	2,754	15.20	32	1.16
Tax-exempt	2,539	14.21	2,528	13.96	11	0.44
Dividend and other interest income	109	0.61	103	0.57	6	5.83
Total interest and dividend income	$17,866	100.00%	$18,113	100.00%	$(247)	(1.36)%

Interest Expense

Interest expense for the three months ended June 30, 2011 decreased $568,000 to $1,966,000 compared to $2,534,000 for the same period of 2010.  The substantial decrease associated with deposits is primarily the result of a reduction of 49 bp in the rate paid on time deposits and a shift from higher cost time deposits to core deposits, with emphasis on money market accounts.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) interest rate actions and campaigns conducted by the Company during the past two years to attract short-term CDs resulting in an increased repricing frequency.  The time deposit portfolio is now being lengthened in order to offer protection when interest rates begin to increase with a focus on maturities of 36 months and greater.  In addition, the Marcellus Shale natural gas exploration in north central Pennsylvania is creating opportunities to create new and build upon existing deposit relationships.  Short-term borrowings interest expense decreased as the significant growth in deposits has allowed for a reduction in the average balance of short-term borrowings.  Long-term borrowings interest expense decreased due to the maturities of $15,000,000 since June 30, 2010.

Interest expense for the six months ended June 30, 2011 decreased 24.38% from the same period of 2010.  The reasons noted for the decline in interest expense for the three month period comparison also apply to the six month period.

Interest expense composition for the three and six months ended June 30, 2011 and 2010 was as follows:

	For The Three Months Ended
	June 30, 2011		June 30, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,182	60.12%	$1,551	61.21%	$(369)	(23.79)%
Short-term borrowings	42	2.14	56	2.21	(14)	(25.00)
Long-term borrowings, FHLB	742	37.74	927	36.58	(185)	(19.96)
Total interest expense	$1,966	100.00%	$2,534	100.00%	$(568)	(22.42)%

	For The Six Months Ended
	June 30, 2011		June 30, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,376	60.13%	$3,261	62.41%	$(885)	(27.14)%
Short-term borrowings	99	2.51	120	2.30	(21)	(17.50)
Long-term borrowings, FHLB	1,476	37.36	1,844	35.29	(368)	(19.96)
Total interest expense	$3,951	100.00%	$5,225	100.00%	$(1,274)	(24.38)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended June 30, 2011 was 4.58% compared to 4.56% for the corresponding period of 2010.  The increase in the NIM was driven by a 43 bp decline in the rate paid on interest bearing liabilities that more than compensated for a 37 bp decline in the yield on interest earning assets.  The decrease in earning asset yield is due to the impact on the loan and investment portfolios of the current low rate environment.  The decrease in the cost of interest bearing liabilities from 1.87% to 1.44% was driven by a reduction in the rate paid on time deposits of 49 bp.  The reduction in the rate paid on time deposits was the result of a shortening of the time deposit portfolio that has resulted in an increasing repricing frequency during this period of low rates.  In addition, a focus on increasing core deposits has resulted in significant growth in lower cost core deposits.  The duration of the time deposit portfolio has started to be lengthened due to the apparent bottoming or near bottoming of deposit rates.  The average rate on long-term borrowings declined due to the maturity of $15,000,000 in FHLB borrowings that carried an average rate of 4.87%.

The NIM for the six months ended June 30, 2011 was 4.73% compared to 4.52% for the same period of 2010.  The impact of the items mentioned in the three month discussion also applies to the six month period.  A 54 bp decline in the rate paid on time deposits served as the foundation for a 42 bp decline in rate paid on deposits, while the FOMC and general market actions affected the yield on earning assets and cost of borrowings.

The following is a schedule of average balances and associated yields for the three and six months ended June 30, 2011 and 2010:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$20,369	$306	6.03%	$18,750	$312	6.67%
All other loans	400,072	5,942	5.96%	398,988	6,192	6.22%
Total loans	420,441	6,248	5.96%	417,738	6,504	6.24%

Taxable securities	126,139	1,467	4.65%	112,538	1,454	5.17%
Tax-exempt securities	107,469	1,927	7.17%	108,011	1,924	7.13%
Total securities	233,608	3,394	5.81%	220,549	3,378	6.13%

Interest-bearing deposits	17,860	1	0.02%	8,938	2	0.09%

Total interest-earning assets	671,909	9,643	5.75%	647,225	9,884	6.12%

Other assets	53,037			54,681

Total assets	$724,946			$701,906

Liabilities and shareholders’ equity:
Savings	$70,698	34	0.19%	$65,483	45	0.28%
Super Now deposits	82,483	107	0.52%	64,931	92	0.57%
Money market deposits	123,116	291	0.95%	101,361	291	1.15%
Time deposits	181,250	750	1.66%	209,344	1,123	2.15%
Total interest-bearing deposits	457,547	1,182	1.04%	441,119	1,551	1.41%

Short-term borrowings	14,623	42	1.15%	12,306	56	1.82%
Long-term borrowings, FHLB	71,778	742	4.09%	86,778	927	4.23%
Total borrowings	86,401	784	3.59%	99,084	983	3.92%

Total interest-bearing liabilities	543,948	1,966	1.44%	540,203	2,534	1.87%

Demand deposits	98,371			83,205
Other liabilities	9,832			8,150
Shareholders’ equity	72,795			70,348

Total liabilities and shareholders’ equity	$724,946			$701,906
Interest rate spread			4.31%			4.25%
Net interest income/margin		$7,677	4.58%		$7,350	4.56%

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

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$20,370	$614	6.08%	$18,018	$604	6.76%
All other loans	399,839	12,027	6.07%	397,018	12,329	6.26%
Total loans	420,209	12,641	6.07%	415,036	12,933	6.28%

Taxable securities	120,471	2,893	4.80%	109,607	2,854	5.21%
Tax-exempt securities	105,301	3,847	7.31%	107,515	3,830	7.12%
Total securities	225,772	6,740	5.97%	217,122	6,684	6.16%

Interest-bearing deposits	9,975	2	0.04%	8,257	3	0.07%

Total interest-earning assets	655,956	19,383	5.94%	640,415	19,620	6.16%

Other assets	53,464			54,988

Total assets	$709,420			$695,403

Liabilities and shareholders’ equity:
Savings	$68,616	70	0.21%	$63,891	97	0.31%
Super Now deposits	75,867	190	0.51%	63,994	201	0.63%
Money market deposits	116,194	555	0.96%	94,313	579	1.24%
Time deposits	184,885	1,561	1.70%	214,749	2,384	2.24%
Total interest-bearing deposits	445,562	2,376	1.08%	436,947	3,261	1.50%

Short-term borrowings	16,902	99	1.18%	13,518	120	1.79%
Long-term borrowings, FHLB	71,778	1,476	4.09%	86,778	1,844	4.23%
Total borrowings	88,680	1,575	3.54%	100,296	1,964	3.90%

Total interest-bearing liabilities	534,242	3,951	1.48%	537,243	5,225	1.95%

Demand deposits	94,941			80,636
Other liabilities	9,502			8,142
Shareholders’ equity	70,735			69,382

Total liabilities and shareholders’ equity	$709,420			$695,403
Interest rate spread			4.46%			4.21%
Net interest income/margin		$15,432	4.73%		$14,395	4.52%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2011	2010	2011	2010
Total interest income	$8,884	$9,124	$17,866	$18,113
Total interest expense	1,966	2,534	3,951	5,225
Net interest income	6,918	6,590	13,915	12,888
Tax equivalent adjustment	759	760	1,517	1,507
Net interest income (fully taxable equivalent)	$7,677	$7,350	$15,432	$14,395

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011 vs. 2010			2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$26	$(32)	$(6)	$74	$(64)	$10
Loans	17	(267)	(250)	85	(387)	(302)
Taxable investment securities	166	(153)	13	122	(83)	39
Tax-exempt investment securities	(10)	13	3	(78)	95	17
Interest bearing deposits	2	(3)	(1)	1	(2)	(1)
Total interest-earning assets	201	(442)	(241)	204	(441)	(237)

Interest expense:
Savings deposits	4	(15)	(11)	7	(34)	(27)
Super Now deposits	23	(8)	15	33	(44)	(11)
Money market deposits	56	(56)	—	120	(144)	(24)
Time deposits	(138)	(235)	(373)	(220)	(603)	(823)
Short-term borrowings	10	(24)	(14)	23	(44)	(21)
Long-term borrowings, FHLB	(155)	(30)	(185)	(312)	(56)	(368)
Total interest-bearing liabilities	(200)	(368)	(568)	(349)	(925)	(1,274)
Change in net interest income	$401	$(74)	$327	$553	$484	$1,037

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2011, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses decreased from $6,035,000 at December 31, 2010 to $5,764,000 at June 30, 2011.  The primary cause of the decrease in the allowance for loan losses was a $1,500,000 partial charge-off of a real-estate development loan.  At June 30, 2011 and December 31, 2010, the allowance for loan losses to total loans was 1.38% and 1.45%, respectively.

The provision for loan losses totaled $600,000 and $1,200,000 for the three and six months ended June 30, 2011, compared to $400,000 and $700,000 for the same periods in 2010.  The amount of the increase in the provision was the result of several factors, including but not limited to, a ratio of nonperforming loans to total loans of 2.60% at June 30, 2011 and a ratio of the allowance for loan losses to nonperforming loans of 52.83% at June 30, 2011.  Nonperforming loans increased to $10,911,000 at June 30, 2011 from $6,646,000 at June 30, 2010 due to an increase in commercial loan delinquencies.  The increase is centered on several loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses.  Internal loan review and analysis and the continued uncertainty surrounding the economy, coupled with the ratios noted previously, dictated an increase in the provision for loan losses.  The increase did not equate to the change in nonperforming loans due to the economic situation and the collateral status of the nonperforming loans and overall loan portfolio in general, which limits the loan specific allocation of the allowance for loan losses.

Following is a table showing the changes in total nonperforming loans as of:

	Total Nonperforming Loans
		90 Days
(In Thousands)	Nonaccrual	Past Due	Total
June 30, 2011	$10,911	$—	$10,911
March 31, 2011	12,797	103	12,900
December 31, 2010	5,658	557	6,215
September 30, 2010	5,601	1,317	6,918
June 30, 2010	6,299	347	6,646

Non-interest Income

Total non-interest income for the three months ended June 30, 2011 compared to the same period in 2010 decreased $135,000 to $1,873,000 due in part to a $47,000 decrease in net securities gains, from a gain of $56,000 to a gain of $9,000.  Excluding net securities gains, non-interest income for the three months ended June 30, 2011 would have decreased $88,000 compared to the 2010 period.  Gain on sale of loans decreased as the level of real estate transactions has decreased over the past year.  Other income increased as debit and credit card related income continues to build as debit cards continue to gain in popularity, while an increasing number of merchants utilize our merchant card services.

Insurance commissions for the three months ended June 30, 2011 decreased due to a continued soft market.  Management of The M Group continues to pursue new and build upon current relationships.  The sales call program continues to expand to other financial institutions, which results in additional revenue for The M Group if an additional sales outlet is added.  However, the addition of a sales outlet for The M Group can take up to a year or more to be completed.

Total non-interest income for the six months ended June 30, 2011 compared to the same period in 2010 increased $114,000. Excluding net securities gains, non-interest income would have increased $33,000 compared to the 2010 period.  The increase in non-interest income for the six month period is the result of the same items noted in the three month discussion.

Non-interest income composition for the three and six months ended June 30, 2011 and 2010 was as follows:

	For the Three Months Ended
	June 30, 2011		June 30, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$527	28.14%	$537	26.74%	$(10)	(1.86)%
Securities gains, net	9	0.48	56	2.79	(47)	83.93
Bank owned life insurance	139	7.42	128	6.37	11	8.59
Gain on sale of loans	242	12.92	330	16.43	(88)	(26.67)
Insurance commissions	180	9.61	273	13.60	(93)	(34.07)
Other	776	41.43	684	34.07	92	13.45
Total non-interest income	$1,873	100.00%	$2,008	100.00%	$(135)	(6.72)%

	For the Six Months Ended
	June 30, 2011		June 30, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$1,030	26.98%	$1,047	28.27%	$(17)	(1.62)%
Securities gains, net	134	3.51	53	1.43	81	(152.83)
Bank owned life insurance	313	8.20	299	8.07	14	4.68
Gain on sale of loans	491	12.86	512	13.82	(21)	(4.10)
Insurance commissions	389	10.19	537	14.50	(148)	(27.56)
Other	1,461	38.26	1,256	33.91	205	16.32
Total non-interest income	$3,818	100.00%	$3,704	100.00%	$114	3.08%

Non-interest Expense

Total non-interest expense decreased $134,000 for the three months ended June 30, 2011 compared to the same period of 2010.  The decrease in salaries and employee benefits was attributable primarily to a reduction in expenses associated with health insurance and the defined benefit pension plan as the investment portfolio performance for the plan improved.  Amortization of investment in limited partnerships increased as a new low income elderly housing partnership that provides federal tax credits was added to the portfolio.  Other expenses decreased due to our continued emphasis on cost control.

Total non-interest expense decreased $132,000 for the six months ended June 30, 2011 compared to the same period of 2010.  The decrease in non-interest expense for the six month period is primarily the result of the same items noted in the three month discussion.

Non-interest expense composition for the three and six months ended June 30, 2011 and 2010 was as follows:

	For the Three Months Ended
	June 30, 2011		June 30, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,475	50.97%	$2,615	52.40%	$(140)	(5.35)%
Occupancy, net	301	6.20	313	6.27	(12)	(3.83)
Furniture and equipment	349	7.19	322	6.45	27	8.39
Pennsylvania shares tax	172	3.54	169	3.39	3	1.78
Amortization of investment in limited partnerships	165	3.40	141	2.83	24	17.02
Other	1,394	28.70	1,430	28.66	(36)	(2.52)
Total non-interest expense	$4,856	100.00%	$4,990	100.00%	$(134)	(2.69)%

	For the Six Months Ended
	June 30, 2011		June 30, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$5,107	51.88%	$5,352	53.63%	$(245)	(4.58)%
Occupancy, net	649	6.59	644	6.46	5	0.78
Furniture and equipment	657	6.67	626	6.28	31	4.95
Pennsylvania shares tax	344	3.49	338	3.39	6	1.78
Amortization of investment in limited partnerships	331	3.36	283	2.84	48	16.96
Other	2,756	28.01	2,733	27.40	23	0.84
Total non-interest expense	$9,844	100.00%	$9,976	100.00%	$(132)	(1.32)%

Provision for Income Taxes

Income taxes decreased $65,000 and increased $176,000 for the three and six months ended June 30, 2011 compared to the same periods of 2010.  The primary causes of the changes in tax expense for the three and six month periods ended June 30, 2011 compared to 2010 is the impact of net securities gains and additional low income housing tax credits received in 2011.  Excluding the impact of the net securities gains, the effective tax rate for the three and six months ended June 30, 2011 was 11.06% and 12.60% compared to 13.23% and 11.56% for the same period of 2010.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $21,176,000 from $9,493,000 at December 31, 2010 to $30,669,000 at June 30, 2011 primarily as a result of the following activities during the six months ended June 30, 2011:

Loans Held for Sale

Activity regarding loans held for sale resulted in loan originations trailing sale proceeds, less $491,000 in realized gains, by $265,000 for the six months ended June 30, 2011.

Loans

Gross loans increased $3,604,000 since December 31, 2010 due primarily to an increase of construction and commercial real estate loans, which was partially offset by a decrease in residential real estate loans.

The allocation of the loan portfolio, by category, as of June 30, 2011 and December 31, 2010 is presented below:

	June 30, 2011		December 31, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial and agricultural	$51,558	12.30%	$50,853	12.23%	$705	1.39%
Real estate mortgage:
Residential	172,243	41.09	173,578	41.77	(1,335)	(0.77)
Commercial	162,036	38.66	160,189	38.55	1,847	1.15
Construction	26,067	6.22	22,545	5.43	3,522	15.62
Installment loans to individuals	8,934	2.13	9,432	2.27	(498)	(5.28)
Less: Net deferred loan fees and discounts	1,677	(0.40)	1,040	(0.25)	637	61.25
Gross loans	$419,161	100.00%	$415,557	100.00%	$3,604	0.87%

Investments

The fair value of the investment securities portfolio at June 30, 2011 has increased $30,269,000 since December 31, 2010.  The change is primarily due to purchases of short-term state and political and other debt securities coupled with a decrease in the level of net unrealized losses within the state and political securities.  The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 93% of the debt securities portfolio is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact financial sector stock pricing.  The amortized cost of the equity securities portfolio has increased $586,000 to $12,431,000 at June 30, 2011 from $11,845,000 at December 31, 2010 as the Company has been slowly building the portfolio balance, while continuing to diversify geographic and sector risk as seen in the growth of non-financial institution holdings.

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

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at June 30, 2011 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available for sale (AFS)
U.S. Government and agency securities	$28,889	$30,875	$—	$—	$—	$—	$—	$—	$28,889	$30,875
State and political securities	162,012	157,008	6,927	5,558	—	—	8,193	7,361	177,132	169,927
Other debt securities	30,168	30,409	725	732	—	—	21	21	30,914	31,162
Total debt securities AFS	$221,069	$218,292	$7,652	$6,290	$—	$—	$8,214	$7,382	$236,935	$231,964

Held to maturity (HTM)
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other debt securities	54	54	—	—	—	—	—	—	54	54
Total debt securities HTM	$54	$54	$—	$—	$—	$—	$—	$—	$54	$54

Financing Activities

Deposits

Total deposits increased $52,325,000 from December 31, 2010 to June 30, 2011.  The growth was led by an increase in NOW accounts and money market deposits from December 31, 2010 to June 30, 2011 of 35.23% and 20.43%, respectively.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios, while also reducing the utilization of FHLB borrowings.  The increase in deposits is the result of our focus on building relationships with money market accounts being the key building block.  Over the past year and through the first six months of 2011, time deposits have decreased as we have taken a position of using these accounts as complementary accounts to core deposits.  To facilitate this strategy we are actively working single product time deposit relationships to create a solid relationship through the addition of other products to the customer’s portfolio.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2011		December 31, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$100,104	17.57%	$89,347	17.27%	$10,757	12.04%
NOW accounts	91,285	16.02	67,505	13.04	23,780	35.23
Money market deposits	129,004	22.64	107,123	20.70	21,881	20.43
Savings deposits	71,923	12.62	64,258	12.42	7,665	11.93
Time deposits	177,517	31.15	189,275	36.57	(11,758)	(6.21)
Total deposits	$569,833	100.00%	$517,508	100.00%	$52,325	10.11%

Borrowed Funds

Total borrowed funds decreased 10.39% or $10,292,000 to $88,785,000 at June 30, 2011 compared to $99,077,000 at December 31, 2010.  The decrease in borrowed funds is primarily the result of growth in deposits as the deposit growth provided loan portfolio funding and funds to reduce the level of total borrowings.  FHLB repurchase agreements were utilized as their structure allowed for a reduction in interest expense, while providing the ability to reduce the borrowings at our discretion as deposit levels increased.

	June 30, 2011		December 31, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$14,010	14.14%	$(14,010)	(100.00)%
Securities sold under agreement to repurchase	17,007	19.16	13,289	13.41	3,718	27.98
Total short-term borrowings	17,007	19.16	27,299	27.55	(10,292)	(37.70)

Long-term borrowings, FHLB	71,778	80.84	71,778	72.45	—	—
Total borrowed funds	$88,785	100.00%	$99,077	100.00%	$(10,292)	(10.39)%

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

Capital ratios as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$74,698	15.57%	$72,855	15.95%
For Capital Adequacy Purposes	38,369	8.00	36,544	8.00
To Be Well Capitalized	47,961	10.00	45,680	10.00

Tier I Capital (to Risk-weighted Assets)
Actual	$68,273	14.24%	$66,371	14.53%
For Capital Adequacy Purposes	19,184	4.00	18,272	4.00
To Be Well Capitalized	28,777	6.00	27,408	6.00

Tier I Capital (to Average Assets)
Actual	$68,273	9.48%	$66,371	9.55%
For Capital Adequacy Purposes	28,797	4.00	27,790	4.00
To Be Well Capitalized	35,996	5.00	34,738	5.00

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

The following liquidity measures are monitored for compliance and were within the limits cited at June 30, 2011:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $197,749,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $12,884,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $71,778,000 as of June 30, 2011.

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

Interest Rate Sensitivity

In this analysis the Company examines the result of a 100, 200, 300, and 400 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner.  Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities.

The following is a rate shock forecast for the twelve month period ending June 30, 2012 assuming a static balance sheet as of June 30, 2011.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$26,257	$26,878	$26,962	$26,524	$26,074	$25,519	$24,785
Change from static	(705)	(84)	—	(438)	(888)	(1,443)	(2,177)
Percent change from static	-2.61%	-0.31%	—	-1.62%	-3.29%	-5.35%	-8.07%

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

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month #1 (April 1 - April 30, 2011)	—	$—	—	76,776

Month #2 (May 1 - May 31, 2011)	—	—	—	76,776

Month #3 (June 1 - June 30, 2011)	—	—	—	76,776

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
101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2011 and December 31, 2010; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010; (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2011 and 2010; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010; and, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date: August 9, 2011	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2011	/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer
Exhibit 101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2011 and December 31, 2010; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010; (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2011 and 2010; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010; and, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.