Form 10-Q
period 2011-09-30
PENNS WOODS BANCORP INC
filed 2011-11-09
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2011.

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

On November 2, 2011 there were 3,836,396 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30,	December 31,
(In Thousands, Except Share Data)	2011	2010
ASSETS:
Noninterest-bearing balances	$11,658	$9,467
Interest-bearing deposits in other financial institutions	17	26
Total cash and cash equivalents	11,675	9,493

Investment securities, available for sale, at fair value	266,637	215,565
Investment securities, held to maturity, (fair value of $54 and $83)	54	83
Loans held for sale	3,623	6,658
Loans	429,344	415,557
Less: Allowance for loan losses	6,355	6,035
Loans, net	422,989	409,522
Premises and equipment, net	7,533	7,658
Accrued interest receivable	3,802	3,765
Bank-owned life insurance	15,929	15,436
Investment in limited partnerships	3,709	4,205
Goodwill	3,032	3,032
Deferred tax asset	8,087	11,897
Other assets	5,580	4,374
TOTAL ASSETS	$752,650	$691,688

LIABILITIES:
Interest-bearing deposits	$470,517	$428,161
Noninterest-bearing deposits	104,783	89,347
Total deposits	575,300	517,508

Short-term borrowings	17,584	27,299
Long-term borrowings, Federal Home Loan Bank (FHLB)	71,778	71,778
Accrued interest payable	616	750
Other liabilities	8,800	7,733
TOTAL LIABILITIES	674,078	625,068

SHAREHOLDERS’ EQUITY
Common stock, par value $8.33, 10,000,000 shares authorized; 4,017,251 and 4,015,753 shares issued	33,477	33,464
Additional paid-in capital	18,103	18,064
Retained earnings	34,765	31,091
Accumulated other comprehensive loss:
Net unrealized gain (loss) on available for sale securities	950	(7,276)
Defined benefit plan	(2,413)	(2,413)
Less: Treasury stock at cost, 180,596 shares	(6,310)	(6,310)
TOTAL SHAREHOLDERS’ EQUITY	78,572	66,620
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$752,650	$691,688

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2011	2010	2011	2010

INTEREST AND DIVIDEND INCOME:
Loans, including fees	$6,327	$6,434	$18,759	$19,162
Investment securities:
Taxable	1,445	1,428	4,231	4,182
Tax-exempt	1,336	1,266	3,875	3,794
Dividend and other interest income	65	54	174	157
TOTAL INTEREST AND DIVIDEND INCOME	9,173	9,182	27,039	27,295

INTEREST EXPENSE:
Deposits	1,154	1,458	3,530	4,719
Short-term borrowings	58	77	157	197
Long-term borrowings, FHLB	751	889	2,227	2,733
TOTAL INTEREST EXPENSE	1,963	2,424	5,914	7,649

NET INTEREST INCOME	7,210	6,758	21,125	19,646

PROVISION FOR LOAN LOSSES	600	700	1,800	1,400

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,610	6,058	19,325	18,246

NON-INTEREST INCOME:
Service charges	508	562	1,538	1,609
Securities gains, net	8	109	142	162
Earnings on bank-owned life insurance	148	143	461	442
Gain on sale of loans	359	202	850	714
Insurance commissions	241	230	630	767
Brokerage commissions	241	208	797	716
Other	485	416	1,390	1,164
TOTAL NON-INTEREST INCOME	1,990	1,870	5,808	5,574

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,621	2,427	7,728	7,779
Occupancy, net	313	303	962	947
Furniture and equipment	354	296	1,011	922
Pennsylvania shares tax	172	170	516	508
Amortization of investment in limited partnerships	165	200	496	483
FDIC deposit insurance	43	180	416	556
Other	1,300	1,128	3,683	3,485
TOTAL NON-INTEREST EXPENSE	4,968	4,704	14,812	14,680

INCOME BEFORE INCOME TAX PROVISION	3,632	3,224	10,321	9,140
INCOME TAX PROVISION	482	376	1,354	1,072
NET INCOME	$3,150	$2,848	$8,967	$8,068

NET INCOME PER SHARE - BASIC	$0.82	$0.74	$2.34	$2.10

NET INCOME PER SHARE - DILUTED	$0.82	$0.74	$2.34	$2.10

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,836,244	3,833,850	3,835,778	3,834,101

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,836,244	3,833,990	3,835,778	3,834,241

DIVIDENDS PER SHARE	$0.46	$0.46	$1.38	$1.38

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2009	4,013,142	$33,443	$18,008	$27,218	$(5,489)	$(6,264)	$66,916

Comprehensive income:
Net income				8,068			8,068
Other comprehensive income					5,626		5,626
Dividends declared, ($1.38 per share)				(5,292)			(5,292)
Common shares issued for employee stock purchase plan	1,729	14	37				51
Purchase of treasury stock (1,568 shares)						(46)	(46)
Balance, September 30, 2010	4,014,871	$33,457	$18,045	$29,994	$137	$(6,310)	$75,323

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2010	4,015,753	$33,464	$18,064	$31,091	$(9,689)	$(6,310)	$66,620

Comprehensive income:
Net income				8,967			8,967
Other comprehensive income					8,226		8,226
Dividends declared, ($1.38 per share)				(5,293)			(5,293)
Common shares issued for employee stock purchase plan	1,498	13	39				52
Balance, September 30, 2011	4,017,251	$33,477	$18,103	$34,765	$(1,463)	$(6,310)	$78,572

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,				Nine Months Ended September 30,
(In Thousands)	2011		2010		2011		2010

Net Income		$3,150		$2,848		$8,967		$8,068
Other comprehensive income:
Change in unrealized gain on available for sale securities	4,950		5,591		12,605		8,686
Net realized gain included in net income	8		109		142		162
Other comprehensive income before tax expense	4,942		5,482		12,463		8,524
Income tax expense related to other comprehensive income	1,680		1,864		4,237		2,898
Other comprehensive income, net of tax		3,262		3,618		8,226		5,626
Comprehensive income		$6,412		$6,466		$17,193		$13,694

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2011	2010

OPERATING ACTIVITIES:
Net Income	$8,967	$8,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	526	558
Provision for loan losses	1,800	1,400
Accretion and amortization of investment security discounts and premiums	(1,320)	(1,557)
Securities gains, net	(142)	(162)
Originations of loans held for sale	(28,756)	(31,557)
Proceeds of loans held for sale	32,641	30,974
Gain on sale of loans	(850)	(714)
Earnings on bank-owned life insurance	(461)	(442)
Decrease in prepaid federal deposit insurance	337	508
Other, net	(412)	648
Net cash provided by operating activities	12,330	7,724
INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	11,992	3,446
Proceeds from calls and maturities	9,601	12,424
Purchases	(58,272)	(28,918)
Investment securities held to maturity:
Proceeds from sales	5	—
Proceeds from calls and maturities	25	26
Net increase in loans	(17,275)	(8,148)
Acquisition of bank premises and equipment	(394)	(384)
Proceeds from the sale of foreclosed assets	388	193
Purchase of bank-owned life insurance	(39)	(47)
Proceeds from bank-owned life insurance death benefit	—	82
Proceeds from redemption of regulatory stock	985	—
Net cash used for investing activities	(52,984)	(21,326)
FINANCING ACTIVITIES
Net increase in interest-bearing deposits	42,356	24,654
Net increase in noninterest-bearing deposits	15,436	12,229
Repayment of long-term borrowings, FHLB	—	(5,000)
Net decrease in short-term borrowings	(9,715)	(3,725)
Dividends paid	(5,293)	(5,292)
Issuance of common stock	52	51
Purchase of treasury stock	—	(46)
Net cash provided by financing activities	42,836	22,871
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,182	9,269
CASH AND CASH EQUIVALENTS, BEGINNING	9,493	13,788
CASH AND CASH EQUIVALENTS, ENDING	$11,675	$23,057

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$6,048	$7,890
Income taxes paid	1,790	1,950
Transfer of loans to foreclosed real estate	2,008	226

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

Note 2. Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company has provided the necessary disclosures in Note 6. Credit Quality and Related Allowance for Loan Losses.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment.  The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80).  The amendments in this update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans.  The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements.  For public entities, the amendments in this update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted.  The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Weighted average common shares issued	4,016,840	4,014,446	4,016,374	4,013,891

Average treasury stock shares	(180,596)	(180,596)	(180,596)	(179,790)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,836,244	3,833,850	3,835,778	3,834,101

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	140	—	140

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,836,244	3,833,990	3,835,778	3,834,241

Options to purchase 990 shares of common stock at a strike price of $24.72 were outstanding during the three and nine months ended September 30, 2010 and were included in the computation of diluted earnings per share.   The average market price of the Company’s stock was $31.47 for the nine months ended September 30, 2010.  There were no options outstanding during the nine months ended September 30, 2011.

Note 4. Investment Securities

The amortized cost and fair values of investment securities at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$28,330	$2,006	$—	$30,336
State and political securities	174,372	6,051	(5,499)	174,924
Other debt securities	48,978	208	(1,570)	47,616
Total debt securities	251,680	8,265	(7,069)	252,876
Financial institution securities	10,574	881	(505)	10,950
Other equity securities	2,944	59	(192)	2,811
Total equity securities	13,518	940	(697)	13,761
Total investment securities AFS	$265,198	$9,205	$(7,766)	$266,637

Held to maturity (HTM)
U.S. Government and agency securities	$—	$—	$—	$—
Other debt securities	54	—	—	54
Total investment securities HTM	$54	$—	$—	$54

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$24,759	$1,854	$—	$26,613
State and political securities	169,844	282	(15,339)	154,787
Other debt securities	20,141	503	(36)	20,608
Total debt securities	214,744	2,639	(15,375)	202,008
Financial institution securities	11,549	1,686	(44)	13,191
Other equity securities	296	70	—	366
Total equity securities	11,845	1,756	(44)	13,557
Total investment securities AFS	$226,589	$4,395	$(15,419)	$215,565

Held to maturity (HTM)
U.S. Government and agency securities	$5	$—	$—	$5
Other debt securities	78	—	—	78
Total investment securities HTM	$83	$—	$—	$83

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010.

	September 30, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	3,708	32	35,463	5,467	39,171	5,499
Other debt securities	33,157	1,551	81	19	33,238	1,570
Total debt securities	36,865	1,583	35,544	5,486	72,409	7,069
Financial institution securities	1,905	389	115	116	2,020	505
Other equity securities	1,301	192	—	—	1,301	192
Total equity securities	3,206	581	115	116	3,321	697
Total	$40,071	$2,164	$35,659	$5,602	$75,730	$7,766

	December 31, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	105,826	5,883	32,847	9,456	138,673	15,339
Other debt securities	2,501	19	282	17	2,783	36
Total debt securities	108,327	5,902	33,129	9,473	141,456	15,375
Financial institution securities	859	41	59	3	918	44
Other equity securities	—	—	—	—	—	—
Total equity securities	859	41	59	3	918	44
Total	$109,186	$5,943	$33,188	$9,476	$142,374	$15,419

At September 30, 2011 there were a total of 66 and 80 individual securities that were in a continuous unrealized loss position for less than twelve months and greater than twelve months, respectively.

The Company reviews its position quarterly and has determined that, at September 30, 2011, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  There were 146 positions that were temporarily impaired at September 30, 2011.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
(In Thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$10,134	$10,289	$54	$54
Due after one year to five years	25,854	25,099	—	—
Due after five years to ten years	22,609	21,976	—	—
Due after ten years	193,083	195,512	—	—
Total	$251,680	$252,876	$54	$54

Total gross proceeds from sales of securities available for sale were $11,992,000 and $3,446,000, for the nine months ended September 30, 2011 and 2010, respectively.  The following table represents gross realized gains and losses on those transactions:

	Nine Months Ended September 30,
(In Thousands)	2011	2010
Gross realized gains:
U.S. Government and agency securities	$4	$—
State and political securities	114	—
Other debt securities	8	117
Financial institutions securities	—	56
Other equity securities	131	—
Total gross realized gains	$257	$173

Gross realized losses:
U.S. Government and agency securities	$—	$—
State and political securities	100	—
Other debt securities	15	11
Financial institutions securities	—	—
Other equity securities	—	—
Total gross realized losses	$115	$11

There were no impairment charges included in gross realized losses for the nine months ended September 30, 2011 and 2010, respectively.

Note 5.  Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the sum of 0.35% of the membership asset value at December 31, 2010, 4.60% of advances, and 1.60% of letters of credit.  At September 30, 2011, the Bank held $5,922,000 in stock of the FHLB, which was in compliance with this requirement.

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

The following table presents the related aging categories of loans, by segment, as of September 30, 2011 and December 31, 2010:

	September 30, 2011
			Past Due
			90 Days
		Past Due	Or More
		30 To 89	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$51,533	$34	$—	$—	$51,567
Real estate mortgage:
Residential	172,937	916	—	755	174,608
Commercial	164,026	90	2,459	1,200	167,775
Construction	17,998	—	—	9,930	27,928
Installment loans to individuals	9,049	50	—	—	9,099
	415,543	$1,090	$2,459	$11,885	430,977
Less: Net deferred loan fees and discounts	1,633				1,633
Allowance for loan losses	6,355				6,355
Loans, net	$407,555				$422,989

	December 31, 2010
			Past Due
			90 Days
		Past Due	Or More
		30 To 90	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$50,208	$426	$215	$4	$50,853
Real estate mortgage:
Residential	166,354	6,356	259	609	173,578
Commercial	157,764	438	60	1,927	160,189
Construction	13,836	5,592	—	3,117	22,545
Installment loans to individuals	9,199	209	23	1	9,432
	397,361	$13,021	$557	$5,658	416,597
Less: Net deferred loan fees	1,040				1,040
Allowance for loan losses	6,035				6,035
Loans, net	$390,286				$409,522

If interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans, interest income on non-accrual loans would have approximated $333,000 and $658,000, and $102,000 and $342,000 for the three and nine months ended September 30, 2011 and 2010, respectively.  Interest income recognized on such loans amounted to approximately $8,000 and $29,000 and $31,000 and $118,000, for the three and nine months ended September 30, 2011 and 2010, respectively.

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate mortgages - residential	478	487	—
Real estate mortgages - commercial	1,879	1,879	—
Real estate mortgages - construction	633	633	—
Installment loans to individuals	—	—	—
	2,990	2,999	—
With an allowance recorded:
Commercial and agricultural	—	—	—
Real estate mortgages - residential	1,034	1,059	110
Real estate mortgages - commercial	5,570	5,570	508
Real estate mortgages - construction	9,346	11,114	2,120
Installment loans to individuals	—	—	—
	15,950	17,743	2,738
Total:
Commercial and agricultural	—	—	—
Real estate mortgages - residential	1,512	1,546	110
Real estate mortgages - commercial	7,449	7,449	508
Real estate mortgages - construction	9,979	11,747	2,120
Installment loans to individuals	—	—	—
	$18,940	$20,742	$2,738

	December 31, 2010
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$90	$90	$—
Real estate mortgages - residential	888	888	—
Real estate mortgages - commercial	2,498	2,498	—
Real estate mortgages - construction	260	260	—
Installment loans to individuals	—	—	—
	3,736	3,736	—
With an allowance recorded:
Commercial and agricultural	—	—	—
Real estate mortgages - residential	572	572	80
Real estate mortgages - commercial	1,889	1,889	158
Real estate mortgages - construction	9,860	10,128	2,518
Installment loans to individuals	—	—	—
	12,321	12,589	2,756
Total:
Commercial and agricultural	90	90	—
Real estate mortgages - residential	1,460	1,460	80
Real estate mortgages - commercial	4,387	4,387	158
Real estate mortgages - construction	10,120	10,388	2,518
Installment loans to individuals	—	—	—
	$16,057	$16,325	$2,756

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended for September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Average investment in impaired loans	$17,566	$8,486	$15,810	$8,453
Interest income recognized on an accrual basis on impaired loans	75	39	229	205
Interest income recognized on a cash basis on impaired loans	13	30	31	117

There is approximately $300,000 committed to be advanced in connection with impaired loans.

Modifications

The loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties.  These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.  Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

Loan modifications that are considered TDRs completed during the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011			2010
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate mortgages - residential	2	161	161	2	187	187
Real estate mortgages - commercial	7	3,902	3,902	—	—	—
Real estate mortgages - construction	4	11,888	11,888	—	—	—
Installment loans to individuals	—	—	—	1	3	3
Total	13	$15,951	$15,951	3	$190	$190

	Nine Months Ended September 30,
	2011			2010
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate mortgages - residential	2	161	161	7	580	580
Real estate mortgages - commercial	7	3,902	3,902	5	1,052	1,052
Real estate mortgages - construction	5	12,473	12,473	1	52	52
Installment loans to individuals	—	—	—	3	23	23
Total	14	$16,536	$16,536	16	$1,707	$1,707

Loan modifications considered troubled debt restructurings made during the twelve months previous to September 30, 2011, that have defaulted during the nine month period ending September 30, 2011 were as follows:

	Nine Months Ended September 30, 2011
(In Thousands, Except Number of Contracts)	Number of Contracts	Recorded Investment
Commercial and agricultural	—	$—
Real estate mortgages - residential	—	—
Real estate mortgages - commercial	2	4,959
Real estate mortgages - construction	2	2,831
Installment loans to individuals	—	—
Total	4	$7,790

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

The following table presents the credit quality categories identified above as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$50,125	$172,522	$155,522	$17,901	$9,099	$405,169
Special Mention	1,143	91	4,207	—	—	5,441
Substandard	299	1,995	8,046	10,027	—	20,367
Doubtful	—	—	—	—	—	—
Total	$51,567	$174,608	$167,775	$27,928	$9,099	$430,977

	December 31, 2010
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$49,702	$171,588	$145,887	$11,840	$9,408	$388,425
Special Mention	565	526	9,195	—	—	10,286
Substandard	586	1,464	5,107	10,705	24	17,886
Doubtful	—	—	—	—	—	—
Total	$50,853	$173,578	$160,189	$22,545	$9,432	$416,597

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

Activity in the allowance is presented for the nine months ended September 30, 2011 and 2010:

	September 30, 2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Beginning Balance	$466	$980	$1,508	$2,893	$188	$6,035
Charge-offs	—	(34)	—	(1,500)	(63)	(1,597)
Recoveries	9	37	23	7	41	117
Provision	(26)	(41)	321	1,542	4	1,800
Ending Balance	$449	$942	$1,852	$2,942	$170	$6,355

	September 30, 2010
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Beginning Balance	$569	$972	$1,491	$1,403	$222	$4,657
Charge-offs	(261)	(53)	—	(269)	(107)	(690)
Recoveries	17	13	—	7	75	112
Provision	166	(62)	149	1,137	10	1,400
Ending Balance	$491	$870	$1,640	$2,278	$200	$5,479

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central Pennsylvania. Although the Company has a diversified loan portfolio at September 30, 2011, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of loans at September 30, 2011 and 2010 as follows:

	September 30,
	2011	2010
Owners of residential rental properties	14.38%	14.49%
Owners of commercial rental properties	17.01%	16.25%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$110	$508	$2,120	$—	$2,738
Collectively evaluated for impairment	449	832	1,344	822	170	3,617
Total ending allowance balance	$449	$942	$1,852	$2,942	$170	$6,355

Loans:
Individually evaluated for impairment	$—	$1,512	$7,449	$9,979	$—	$18,940
Collectively evaluated for impairment	51,567	173,096	160,326	17,949	9,099	412,037
Total ending loans balance	$51,567	$174,608	$167,775	$27,928	$9,099	$430,977

	December 31, 2010
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$80	$158	$2,518	$—	$2,756
Collectively evaluated for impairment	466	900	1,350	375	188	3,279
Total ending allowance balance	$466	$980	$1,508	$2,893	$188	$6,035

Loans:
Individually evaluated for impairment	$90	$1,460	$4,387	$10,120	$—	$16,057
Collectively evaluated for impairment	50,636	172,118	155,930	12,424	9,432	400,540
Total ending loans balance	$50,726	$173,578	$160,317	$22,544	$9,432	$416,597

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2010.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010

Service cost	$106	$132	$318	$395
Interest cost	178	170	534	512
Expected return on plan assets	(186)	(160)	(556)	(481)
Amortization of transition obligation	(1)	(1)	(3)	(3)
Amortization of prior service cost	6	6	19	19
Amortization of net loss	41	36	123	109
Net periodic cost	$144	$183	$435	$551

The following table sets forth by level, within the fair value hierarchy detailed in Note 10 (Fair Value Measurements), the Plan’s assets at fair value as of September 30, 2011 and December 31, 2010:

	September 30, 2011
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$270	$—	$—	$270
Mutual funds - taxable fixed income	3,512	—	—	3,512
Mutual funds - domestic equity	4,014	—	—	4,014
Mutual funds - international equity	1,289	—	—	1,289
Total assets at fair value	$9,085	$—	$—	$9,085

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$235	$—	$—	$235
Mutual funds - taxable fixed income	3,261	—	—	3,261
Mutual funds - domestic equity	4,200	—	—	4,200
Mutual funds - international equity	1,376	—	—	1,376
Total assets at fair value	$9,072	$—	$—	$9,072

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2010, that it expected to contribute a minimum of $957,000 to its defined benefit plan in 2011.  As of September 30, 2011, there were contributions of $960,000 made to the plan.

Note 8.  Employee Stock Purchase Plan

The Company maintains the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the nine months ended September 30, 2011 and 2010, there were 1,498 and 1,729 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(In Thousands)	2011	2010
Commitments to extend credit	$81,225	$82,124
Standby letters of credit	1,230	1,228

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of September 30, 2011 and December 31, 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$30,336	$—	$30,336
State and political securities	—	174,924	—	174,924
Other debt securities	—	47,616	—	47,616
Financial institution securities	10,950	—	—	10,950
Other equity securities	2,811	—	—	2,811
Total assets measured on a recurring basis	$13,761	$252,876	$—	$266,637

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$26,613	$—	$26,613
State and political securities	—	154,787	—	154,787
Other debt securities	—	20,608	—	20,608
Financial institution securities	13,191	—	—	13,191
Other equity securities	366	—	—	366
Total assets measured on a recurring basis	$13,557	$202,008	$—	$215,565

The following table presents the assets reported on the consolidated balance sheet at their fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$16,202	$16,202
Other real estate owned	—	2,228	—	2,228
Total assets measured on a non-recurring basis	$—	$2,228	$16,202	$18,430

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,301	$13,301
Other real estate owned	—	609	—	609
Total assets measured on a non-recurring basis	$—	$609	$13,301	$13,910

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

The estimated fair values of the Company’s financial instruments are as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In Thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$11,675	$11,675	$9,493	$9,493
Investment securities:
Available for sale	266,637	266,637	215,565	215,565
Held to maturity	54	54	83	83
Loans held for sale	3,623	3,623	6,658	6,658
Loans, net	422,989	431,891	409,522	402,250
Bank-owned life insurance	15,929	15,929	15,436	15,436
Accrued interest receivable	3,802	3,802	3,765	3,765

Financial liabilities:
Interest-bearing deposits	$470,517	$470,827	$428,161	$419,058
Noninterest-bearing deposits	104,783	104,783	89,347	89,347
Short-term borrowings	17,584	17,584	27,299	27,299
Long-term borrowings, FHLB	71,778	76,575	71,778	75,790
Accrued interest payable	616	616	750	750

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2011 and 2010

Summary Results

Net income for the three months ended September 30, 2011 was $3,150,000 compared to $2,848,000 for the same period of 2010 as after-tax securities gains decreased $67,000 (from a gain of $72,000 to a gain of $5,000).  Basic and diluted earnings per share for the three months ended September 30, 2011 were $0.82 compared to $0.74 for the three months ended September 30, 2010.  Return on average assets and return on average equity were 1.67% and 16.49% for the three months ended September 30, 2011 compared to 1.60% and 15.51% for the corresponding period of 2010.  Net income from core operations (“operating earnings”) increased to $3,145,000 for the three months ended September 30, 2011 compared to $2,776,000 for the same period of 2010.  Operating earnings per share for the three months ended September 30, 2011 were $0.82 basic and dilutive compared to $0.72 basic and dilutive for the three months ended September 30, 2010.

The nine months ended September 30, 2011 generated net income of $8,967,000 compared to $8,068,000 for the same period of 2010.  Comparable results were impacted by a decrease in after-tax securities gains of $13,000 (from a gain of $107,000 for the 2010 period to a gain of $94,000 for the 2011 period). Earnings per share, basic and dilutive, for the nine months ended September 30, 2011 were $2.34 compared to $2.10 for the comparable period of 2010.  Return on average assets and return on average equity were 1.65% and 16.46% for the nine months ended September 30, 2011 compared to 1.54% and 15.21% for the corresponding period of 2010.  Operating earnings increased 11.5% to $8,873,000 for the nine months ended September 30, 2011 compared to $7,961,000 for the comparable period of 2010, resulting in basic and dilutive operating earnings per share increasing 11.1% to $2.31 from $2.08 for the nine month periods ended September 30, 2011 and 2010, respectively.

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

Reconciliation of GAAP and Non-GAAP Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands, Except Per Share Data)	2011	2010	2011	2010
GAAP net income	$3,150	$2,848	$8,967	$8,068
Less: net securities gains, net of tax	5	72	94	107
Non-GAAP operating earnings	$3,145	$2,776	$8,873	$7,961

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Return on average assets (ROA)	1.67%	1.60%	1.65%	1.54%
Less: net securities gains, net of tax	0.00%	0.04%	0.02%	0.02%
Non-GAAP operating ROA	1.67%	1.56%	1.63%	1.52%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Return on average equity (ROE)	16.49%	15.51%	16.46%	15.21%
Less: net securities gains, net of tax	0.03%	0.39%	0.18%	0.21%
Non-GAAP operating ROE	16.46%	15.12%	16.28%	15.00%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic earnings per share (EPS)	$0.82	$0.74	$2.34	$2.10
Less: net securities gains, net of tax	0.00	0.02	0.03	0.02
Non-GAAP basic operating EPS	$0.82	$0.72	$2.31	$2.08

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Dilutive EPS	$0.82	$0.74	$2.34	$2.10
Less: net securities gains, net of tax	0.00	0.02	0.03	0.02
Non-GAAP dilutive operating EPS	$0.82	$0.72	$2.31	$2.08

Interest and Dividend Income

Interest and dividend income for the three months ended September 30, 2011 remained flat at $9,173,000 compared to $9,182,000 for the same period of 2010.  The slight decrease was the result of loan portfolio income decreasing as the impact of portfolio growth was more than offset by a yield that decreased by 26 basis points (“bp”) due to the competitive landscape and downward repricing of the variable rate segment of the loan portfolio.  Investment portfolio interest increased due to growth in the average investment portfolio of $28,429,000 primarily from the addition of short-term corporate and municipal bonds to the portfolio, which offset a decline in the average taxable equivalent yield of 45 bp.

During the nine months ended September 30, 2011, interest and dividend income was $27,039,000, a decrease of $256,000 over the same period in 2010.  Interest income on the loan portfolio decreased as the growth in the portfolio was countered by a 24 bp decline in average yield.  The investment portfolio interest income increased as the increase in portfolio size more than offset the decline in yield.

Interest and dividend income composition for the three and nine months ended September 30, 2011 and 2010 was as follows:

	For The Three Months Ended
	September 30, 2011		September 30, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,327	68.97%	$6,434	70.07%	$(107)	(1.66)%
Investment securities:
Taxable	1,445	15.75	1,428	15.55	17	1.19
Tax-exempt	1,336	14.57	1,266	13.79	70	5.53
Dividend and other interest income	65	0.71	54	0.59	11	20.37
Total interest and dividend income	$9,173	100.00%	$9,182	100.00%	$(9)	(0.10)%

	For The Nine Months Ended
	September 30, 2011		September 30, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$18,759	69.38%	$19,162	70.20%	$(403)	(2.10)%
Investment securities:
Taxable	4,231	15.65	4,182	15.32	49	1.17
Tax-exempt	3,875	14.33	3,794	13.90	81	2.13
Dividend and other interest income	174	0.64	157	0.58	17	10.83
Total interest and dividend income	$27,039	100.00%	$27,295	100.00%	$(256)	(0.94)%

Interest Expense

Interest expense for the three months ended September 30, 2011 decreased $461,000 to $1,963,000 compared to $2,424,000 for the same period of 2010.  The substantial decrease associated with deposits is primarily the result of a reduction of 36 bp in the rate paid on time deposits and a shift from higher cost time deposits to core deposits, with emphasis on money market accounts.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) interest rate actions and campaigns conducted by the Company to focus on core deposit growth (non-time deposits) as the building block to solid customer relationships.  In addition, during the past two years the time deposit portfolio has been shortened in order to increase repricing frequency.  The time deposit portfolio is now being lengthened to build protection when interest rates begin to increase with a focus on maturities of 36 months and greater.  In addition, the Marcellus Shale natural gas exploration in north central Pennsylvania is creating opportunities to create new and build upon existing deposit relationships.  Borrowing interest expense decreased as the significant growth in deposits has allowed for a reduction in the average balance of short and long-term borrowings.

Interest expense for the nine months ended September 30, 2011 decreased 22.68% from the same period of 2010.  The reasons noted for the decline in interest expense for the three month period comparison also apply to the nine month period.

Interest expense composition for the three and nine months ended September 30, 2011 and 2010 was as follows:

	For The Three Months Ended
	September 30, 2011		September 30, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,154	58.79%	$1,458	60.15%	$(304)	(20.85)%
Short-term borrowings	58	2.95	77	3.18	(19)	(24.68)
Long-term borrowings, FHLB	751	38.26	889	36.67	(138)	(15.52)
Total interest expense	$1,963	100.00%	$2,424	100.00%	$(461)	(19.02)%

	For The Nine Months Ended
	September 30, 2011		September 30, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$3,530	59.69%	$4,719	61.69%	$(1,189)	(25.20)%
Short-term borrowings	157	2.65	197	2.58	(40)	(20.30)
Long-term borrowings, FHLB	2,227	37.66	2,733	35.73	(506)	(18.51)
Total interest expense	$5,914	100.00%	$7,649	100.00%	$(1,735)	(22.68)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended September 30, 2011 was 4.55% compared to 4.56% for the corresponding period of 2010.  The NIM remained constant as a 38 bp decline in the rate paid on interest bearing liabilities was countered by a 36 bp decline in the yield on interest earning assets.  The decrease in earning asset yield is due to the impact on the loan and investment portfolios of the current low rate environment.  The decrease in the cost of interest bearing liabilities from 1.76% to 1.38% was driven by a reduction in the rate paid on time deposits of 36 bp.  The reduction in the rate paid on time deposits was the result of shortening the time deposit portfolio, which has resulted in an increasing repricing frequency during this period of low rates.  In addition, a focus on increasing core deposits has resulted in significant growth in lower cost core deposits.  The duration of the time deposit portfolio has started to be lengthened due to the apparent bottoming or near bottoming of deposit rates.  The average rate on long-term borrowings declined due to the maturity of $15,000,000 in FHLB borrowings that carried an average rate of 4.87%.

The NIM for the nine months ended September 30, 2011 was 4.67% compared to 4.54% for the same period of 2010.  The impact of the items mentioned in the three month discussion also applies to the nine month period.  A 48 bp decline in the rate paid on time deposits served as the foundation for a 40 bp decline in rate paid on deposits, while the FOMC and general market actions affected the yield on earning assets and cost of borrowings.

The following is a schedule of average balances and associated yields for the three and nine months ended September 30, 2011 and 2010:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$20,211	$311	6.10%	$18,595	$309	6.59%
All other loans	407,346	6,122	5.96%	397,672	6,230	6.22%
Total loans	427,557	6,433	5.97%	416,267	6,539	6.23%

Taxable securities	139,510	1,509	4.33%	118,344	1,480	5.00%
Tax-exempt securities	117,917	2,024	6.87%	110,654	1,918	6.93%
Total securities	257,427	3,533	5.49%	228,998	3,398	5.94%

Interest-bearing deposits	15,734	1	0.03%	11,958	2	0.07%

Total interest-earning assets	700,718	9,967	5.66%	657,223	9,939	6.02%

Other assets	53,323			52,793

Total assets	$754,041			$710,016

Liabilities and shareholders’ equity:
Savings	$72,704	28	0.15%	$66,464	46	0.27%
Super Now deposits	98,094	141	0.57%	66,188	95	0.57%
Money market deposits	128,012	280	0.87%	106,111	299	1.12%
Time deposits	173,825	705	1.61%	204,801	1,018	1.97%
Total interest-bearing deposits	472,635	1,154	0.97%	443,564	1,458	1.30%

Short-term borrowings	17,357	58	1.33%	16,356	77	1.87%
Long-term borrowings, FHLB	71,778	751	4.09%	83,952	889	4.14%
Total borrowings	89,135	809	3.56%	100,308	966	3.77%

Total interest-bearing liabilities	561,770	1,963	1.38%	543,872	2,424	1.76%

Demand deposits	104,017			84,263
Other liabilities	11,821			8,447
Shareholders’ equity	76,433			73,434

Total liabilities and shareholders’ equity	$754,041			$710,016
Interest rate spread			4.28%			4.26%
Net interest income/margin		$8,004	4.55%		$7,515	4.56%

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

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$20,302	$924	6.09%	$18,148	$914	6.73%
All other loans	402,384	18,149	6.03%	397,303	18,559	6.25%
Total loans	422,686	19,073	6.03%	415,451	19,473	6.27%

Taxable securities	126,887	4,402	4.63%	112,552	4,334	5.13%
Tax-exempt securities	109,552	5,871	7.15%	108,573	5,748	7.06%
Total securities	236,439	10,273	5.79%	221,125	10,082	6.08%

Interest-bearing deposits	11,916	3	0.03%	9,504	5	0.07%

Total interest-earning assets	671,041	29,349	5.84%	646,080	29,560	6.11%

Other assets	53,405			54,221

Total assets	$724,446			$700,301

Liabilities and shareholders’ equity:
Savings	$69,994	98	0.19%	$64,759	144	0.30%
Super Now deposits	83,357	331	0.53%	64,733	296	0.61%
Money market deposits	120,177	835	0.93%	98,289	878	1.19%
Time deposits	181,158	2,266	1.67%	211,397	3,401	2.15%
Total interest-bearing deposits	454,686	3,530	1.04%	439,178	4,719	1.44%

Short-term borrowings	17,055	157	1.23%	14,474	197	1.82%
Long-term borrowings, FHLB	71,778	2,227	4.09%	85,826	2,733	4.20%
Total borrowings	88,833	2,384	3.54%	100,300	2,930	3.86%

Total interest-bearing liabilities	543,519	5,914	1.45%	539,478	7,649	1.89%

Demand deposits	98,000			81,833
Other liabilities	10,272			8,243
Shareholders’ equity	72,655			70,747

Total liabilities and shareholders’ equity	$724,446			$700,301
Interest rate spread			4.39%			4.22%
Net interest income/margin		$23,435	4.67%		$21,911	4.54%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands)	2011	2010	2011	2010
Total interest income	$9,173	$9,182	$27,039	$27,295
Total interest expense	1,963	2,424	5,914	7,649
Net interest income	7,210	6,758	21,125	19,646
Tax equivalent adjustment	794	757	2,310	2,265
Net interest income (fully taxable equivalent)	$8,004	$7,515	$23,435	$21,911

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011 vs. 2010			2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$26	$(24)	$2	$70	$(60)	$10
Loans	150	(258)	(108)	121	(531)	(410)
Taxable investment securities	243	(214)	29	295	(227)	68
Tax-exempt investment securities	125	(19)	106	51	72	123
Interest bearing deposits	1	(2)	(1)	1	(3)	(2)
Total interest-earning assets	545	(517)	28	538	(749)	(211)

Interest expense:
Savings deposits	4	(22)	(18)	4	(50)	(46)
Super Now deposits	46	—	46	58	(23)	35
Money market deposits	54	(73)	(19)	109	(152)	(43)
Time deposits	(141)	(172)	(313)	(881)	(254)	(1,135)
Short-term borrowings	5	(24)	(19)	13	(53)	(40)
Long-term borrowings, FHLB	(128)	(10)	(138)	(151)	(355)	(506)
Total interest-bearing liabilities	(160)	(301)	(461)	(848)	(887)	(1,735)
Change in net interest income	$705	$(216)	$489	$1,386	$138	$1,524

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2011, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $6,035,000 at December 31, 2010 to $6,355,000 at September 30, 2011.  The increase in the allowance for loan losses was limited by a $1,500,000 partial charge-off of a real-estate development loan that partially offset the provision for loan losses during the nine months ended September 30, 2011.  At September 30, 2011 and December 31, 2010, the allowance for loan losses to total loans was 1.48% and 1.45%, respectively.

The provision for loan losses totaled $600,000 and $1,800,000 for the three and nine months ended September 30, 2011, compared to $700,000 and $1,400,000 for the same periods in 2010.  The amount of the increase in the provision was the result of several factors, including but not limited to, a ratio of nonperforming loans to total loans of 3.34% at September 30, 2011 and a ratio of the allowance for loan losses to nonperforming loans of 44.30% at September 30, 2011.  Nonperforming loans increased to $14,344,000 at September 30, 2011 from $6,918,000 at September 30, 2010 due to an increase in commercial loan delinquencies.  The increase is centered on several loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses.  Internal loan review and analysis and the continued uncertainty surrounding the economy, coupled with the ratios noted previously, dictated an increase in the provision for loan losses for the nine month period.  The increase did not equate to the change in nonperforming loans due to the economic situation and the collateral status of the nonperforming loans and overall loan portfolio in general, which limits the loan specific allocation of the allowance for loan losses.

Following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
		90 Days
(In Thousands)	Nonaccrual	Past Due	Total
September 30, 2011	$11,885	$2,459	$14,344
June 30, 2011	10,911	—	10,911
March 31, 2011	12,797	103	12,900
December 31, 2010	5,658	557	6,215
September 30, 2010	5,601	1,317	6,918

Non-interest Income

Total non-interest income for the three months ended September 30, 2011 compared to the same period in 2010 increased $120,000 to $1,990,000.  Excluding net securities gains, non-interest income for the three months ended September 30, 2011 would have increased $221,000 compared to the 2010 period.  Gain on sale of loans increased as the level of real estate transactions processed has increased over the past year.  The increase in number of transactions processed is a direct result of our strategy to increase the number of mortgage originators within our market area, while also hiring additional mortgage originators to expand our market area.  Other income increased as debit and credit card related income continues to build as debit cards continue to gain in popularity, while an increasing number of merchants utilize our merchant card services.

Insurance and brokerage commissions for the three months ended September 30, 2011 increased modestly due to continued efforts to add sales representatives.  Management of The M Group continues to pursue new and build upon current relationships.  The sales call program continues to expand to other financial institutions, which results in additional revenue for The M Group if an additional sales outlet is added.  However, the addition of a sales outlet for The M Group can take up to a year or more to be completed.

Total non-interest income for the nine months ended September 30, 2011 compared to the same period in 2010 increased $234,000.  Excluding net securities gains, non-interest income would have increased $254,000 compared to the 2010 period.  The increase in non-interest income for the nine month period is the result of the same items noted in the three month discussion.

Non-interest income composition for the three and nine months ended September 30, 2011 and 2010 was as follows:

	For the Three Months Ended
	September 30, 2011		September 30, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$508	25.53%	$562	30.05%	$(54)	(9.61)%
Securities gains, net	8	0.40	109	5.83	(101)	(92.66)
Bank owned life insurance	148	7.44	143	7.65	5	3.50
Gain on sale of loans	359	18.04	202	10.80	157	77.72
Insurance commissions	241	12.11	230	12.30	11	4.78
Brokerage commissions	241	12.11	208	11.12	33	15.87
Other	485	24.37	416	22.25	69	16.59
Total non-interest income	$1,990	100.00%	$1,870	100.00%	$120	6.42%

	For the Nine Months Ended
	September 30, 2011		September 30, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$1,538	26.48%	$1,609	28.87%	$(71)	(4.41)%
Securities gains, net	142	2.44	162	2.91	(20)	(12.35)
Bank owned life insurance	461	7.94	442	7.93	19	4.30
Gain on sale of loans	850	14.64	714	12.81	136	19.05
Insurance commissions	630	10.85	767	13.76	(137)	(17.86)
Brokerage commissions	797	13.72	716	12.84	81	11.31
Other	1,390	23.93	1,164	20.88	226	19.42
Total non-interest income	$5,808	100.00%	$5,574	100.00%	$234	4.20%

Non-interest Expense

Total non-interest expense increased $264,000 for the three months ended September 30, 2011 compared to the same period of 2010.  The increase in salaries and employee benefits was attributable to increases in health insurance, salaries, and bonus accrual.  FDIC deposit insurance decreased due to a change in the assessment base from a deposit to asset based calculation.  Other expenses increased primarily due to expenses associated with other real estate acquired through loan workouts.

Total non-interest expense increased $132,000 for the nine months ended September 30, 2011 compared to the same period of 2010.  The increase in non-interest expense for the nine month period is primarily the result of the same items noted in the three month discussion.

Non-interest expense composition for the three and nine months ended September 30, 2011 and 2010 was as follows:

	For the Three Months Ended
	September 30, 2011		September 30, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,621	52.76%	$2,427	51.60%	$194	7.99%
Occupancy, net	313	6.30	303	6.44	10	3.30
Furniture and equipment	354	7.13	296	6.29	58	19.59
Pennsylvania shares tax	172	3.46	170	3.61	2	1.18
Amortization of investment in limited partnerships	165	3.32	200	4.25	(35)	(17.50)
FDIC deposit insurance	43	0.87	180	3.83	(137)	(76.11)
Other	1,300	26.16	1,128	23.98	172	15.25
Total non-interest expense	$4,968	100.00%	$4,704	100.00%	$264	5.61%

	For the Nine Months Ended
	September 30, 2011		September 30, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$7,728	52.17%	$7,779	52.99%	$(51)	(0.66)%
Occupancy, net	962	6.49	947	6.45	15	1.58
Furniture and equipment	1,011	6.83	922	6.28	89	9.65
Pennsylvania shares tax	516	3.48	508	3.46	8	1.57
Amortization of investment in limited partnerships	496	3.35	483	3.29	13	2.69
FDIC deposit insurance	416	2.81	556	3.79	(140)	(25.18)
Other	3,683	24.87	3,485	23.74	198	5.68
Total non-interest expense	$14,812	100.00%	$14,680	100.00%	$132	0.90%

Provision for Income Taxes

Income taxes increased $106,000 and $282,000 for the three and nine months ended September 30, 2011 compared to the same periods of 2010.  The primary cause of the increase in tax expense for the three and nine month periods ended September 30, 2011 compared to 2010 is the impact of increased net interest income.  Excluding the impact of the net securities gains, the effective tax rate for the three and nine months ended September 30, 2011 was 13.22% and 12.83% compared to 10.88% and 11.33% for the same period of 2010.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $2,182,000 from $9,493,000 at December 31, 2010 to $11,675,000 at September 30, 2011 primarily as a result of the following activities during the nine months ended September 30, 2011:

Loans Held for Sale

Activity regarding loans held for sale resulted in loan originations trailing sale proceeds, less $850,000 in realized gains, by $3,035,000 for the nine months ended September 30, 2011.

Loans

Gross loans increased $13,787,000 since December 31, 2010 due primarily to an increase of construction and commercial real estate loans.

The allocation of the loan portfolio, by category, as of September 30, 2011 and December 31, 2010 is presented below:

	September 30, 2011		December 31, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial and agricultural	$51,567	12.01%	$50,853	12.23%	$714	1.40%
Real estate mortgage:
Residential	174,608	40.67	173,578	41.77	1,030	0.59
Commercial	167,775	39.08	160,189	38.55	7,586	4.74
Construction	27,928	6.50	22,545	5.43	5,383	23.88
Installment loans to individuals	9,099	2.12	9,432	2.27	(333)	(3.53)
Less: Net deferred loan fees and discounts	1,633	(0.38)	1,040	(0.25)	593	57.02
Gross loans	$429,344	100.00%	$415,557	100.00%	$13,787	3.32%

Investments

The fair value of the investment securities portfolio at September 30, 2011 increased $51,043,000 since December 31, 2010.  The change is primarily due to purchases of short-term state and political and other debt securities coupled with a net unrealized gain of $1,439,000 at September 30, 2011 compared to an unrealized loss of $11,024,000 at December 31, 2010.  The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 94% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The bond portion of the portfolio review is conducted with emphases on several factors.  Continued payment of principal and interest is given primary importance with credit rating and financial condition of the issuer following as the next most important.  Credit ratings were reviewed with the ratings of the bonds being satisfactory.  Bonds that were not currently rated were discussed with a third party and/or underwent an internal financial review.  The Company also monitors whether each of the investments incurred a decline in market value from carrying value of at least 20% for twelve consecutive months or a similar decline of at least 50% for three consecutive months.  Each bond is reviewed to determine whether it is a general obligation bond, which is backed by the credit and taxing power of the issuing jurisdiction, or revenue bond, which is only payable from specified revenues.  Based on the review undertaken by the Company, the Company determined that the decline in value of the various bond holdings were temporary and were the result of the general market downturns and interest rate/yield curve changes, not credit issues.  The fact that almost all of such bonds are general obligation bonds further solidified the Company’s determination that the decline in the value of these bond holdings is temporary.

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact financial sector stock pricing.  The amortized cost of the equity securities portfolio has increased $1,673,000 to $13,518,000 at September 30, 2011 from $11,845,000 at December 31, 2010 as the Company has been slowly building the portfolio balance, while continuing to diversify geographic and sector risk as seen in the growth of non-financial institution holdings.

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

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at September 30, 2011 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available for sale (AFS)
U.S. Government and agency securities	$28,330	$30,336	$—	$—	$—	$—	$—	$—	$28,330	$30,336
State and political securities	159,695	162,016	6,955	5,799	—	—	7,722	7,109	174,372	174,924
Other debt securities	48,528	47,215	450	401	—	—	—	—	48,978	47,616
Total debt securities AFS	$236,553	$239,567	$7,405	$6,200	$—	$—	$7,722	$7,109	$251,680	$252,876

Held to maturity (HTM)
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other debt securities	54	54	—	—	—	—	—	—	54	54
Total debt securities HTM	$54	$54	$—	$—	$—	$—	$—	$—	$54	$54

Financing Activities

Deposits

Total deposits increased $57,792,000 from December 31, 2010 to September 30, 2011.  The growth was led by an increase in NOW accounts from December 31, 2010 to September 30, 2011 of 52.97%.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios, while also reducing the utilization of FHLB borrowings.  The increase in deposits is the result of our focus on building relationships with money market accounts being the key building block.  Over the past year and through the first nine months of 2011, time deposits have decreased as we have taken a position of using these accounts as complementary accounts to core deposits.  To facilitate this strategy we are actively working single product time deposit relationships to create a solid relationship through the addition of other products to the customer’s portfolio.

Deposit balances and their changes for the periods being discussed follow:

	September 30, 2011		December 31, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$104,783	18.21%	$89,347	17.27%	$15,436	17.28%
NOW accounts	103,264	17.95	67,505	13.04	35,759	52.97
Money market deposits	122,896	21.36	107,123	20.70	15,773	14.72
Savings deposits	73,376	12.76	64,258	12.42	9,118	14.19
Time deposits	170,981	29.72	189,275	36.57	(18,294)	(9.67)
Total deposits	$575,300	100.00%	$517,508	100.00%	$57,792	11.17%

Borrowed Funds

Total borrowed funds decreased 9.81% or $9,715,000 to $89,362,000 at September 30, 2011 compared to $99,077,000 at December 31, 2010.  The decrease in borrowed funds is primarily the result of growth in deposits as the deposit growth provided loan portfolio funding and funds to reduce the level of total borrowings.  FHLB repurchase agreements were utilized as their structure allowed for a reduction in interest expense, while providing the ability to reduce the borrowings at our discretion as deposit levels increased.

	September 30, 2011		December 31, 2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$2,310	2.59%	$14,010	14.14%	$(11,700)	(83.51)%
Securities sold under agreement to repurchase	15,274	17.09	13,289	13.41	1,985	14.94
Total short-term borrowings	17,584	19.68	27,299	27.55	(9,715)	(35.59)
Long-term borrowings, FHLB	71,778	80.32	71,778	72.45	—	—
Total borrowed funds	$89,362	100.00%	$99,077	100.00%	$(9,715)	(9.81)%

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

Capital ratios as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$75,839	15.05%	$72,855	15.95%
For Capital Adequacy Purposes	40,300	8.00	36,544	8.00
To Be Well Capitalized	50,375	10.00	45,680	10.00

Tier I Capital (to Risk-weighted Assets)
Actual	$69,433	13.78%	$66,371	14.53%
For Capital Adequacy Purposes	20,150	4.00	18,272	4.00
To Be Well Capitalized	30,225	6.00	27,408	6.00

Tier I Capital (to Average Assets)
Actual	$69,433	9.39%	$66,371	9.55%
For Capital Adequacy Purposes	29,589	4.00	27,790	4.00
To Be Well Capitalized	36,986	5.00	34,738	5.00

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

The following liquidity measures are monitored for compliance and were within the limits cited at September 30, 2011:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $205,319,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $12,712,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $74,088,000 as of September 30, 2011.

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

The following is a rate shock forecast for the twelve month period ending September 30, 2012 assuming a static balance sheet as of September 30, 2011.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$26,560	$27,353	$27,479	$26,984	$26,487	$25,901	$25,076
Change from static	(919)	(126)	—	(495)	(992)	(1,578)	(2,403)
Percent change from static	-3.34%	-0.46%	—	-1.80%	-3.61%	-5.74%	-8.74%

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

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 1A.    Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month #1 (July 1 - July 31, 2011)	—	$—	—	76,776

Month #2 (August 1 - August 31, 2011)	—	—	—	76,776

Month #3 (September 1 - September 30, 2011)	—	—	—	76,776

On April 26, 2011, the Board of Directors extended the previously approved authorization to repurchase up to 197,000 shares, or approximately 5%, of the outstanding shares of the Company for an additional year to April 30, 2012.  To date, there have been 120,224 shares repurchased under this plan.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       (Removed and Reserved)

Item 5.       Other Information

None.

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
101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2011 and December 31, 2010; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2011 and 2010; (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010; and, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	November 9, 2011	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2011	/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer
Exhibit 101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2011 and December 31, 2010; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2011 and 2010; (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010; and, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.