Form 10-K
period 2011-12-31
PENNS WOODS BANCORP INC
filed 2012-03-14
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2011

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

Large accelerated filer☐	Accelerated filer ☒
Non-accelerated filer☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes  ☒  No

State the aggregate market value of the voting stock held by non-affiliates of the registrant $131,808,052 at June 30, 2011.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2012
Common Stock, $8.33 Par Value	3,837,322 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 25, 2012 are incorporated by reference in Part III hereof.

INDEX

PART I

PART I

ITEM 1   BUSINESS

A. General Development of Business and History

On January 7, 1983, Penns Woods Bancorp, Inc. (the “Company”) was incorporated under the laws of the Commonwealth of Pennsylvania as a bank holding company. The Jersey Shore State Bank, a Pennsylvania state-charted bank, (the “Bank”) became a wholly owned subsidiary of the Company and each outstanding share of Bank common stock was converted into one share of Company common stock.  This transaction was approved by the shareholders of the Bank on April 11, 1983 and was effective on July 12, 1983.  The Company’s two other wholly-owned subsidiaries are Woods Real Estate Development Company, Inc. and Woods Investment Company, Inc.  The Company’s business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank and Woods Investment Company, Inc.

The Bank is engaged in commercial and retail banking which includes the acceptance of time, savings, and demand deposits, the funding of commercial, consumer, and mortgage loans, and safe deposit services.  Utilizing a branch office network, ATMs, internet, and telephone banking delivery channels, the Bank delivers its products and services to the communities it resides in.

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

The Bank employed 189 persons as of December 31, 2011 in either a full-time or part-time capacity.  The Company does not have any employees.  The principal officers of the Bank also serve as officers of the Company.

Woods Investment Company, Inc., a Delaware holding company, maintains an investment portfolio that is managed for total return and to fund dividend payments to the Company.

Woods Real Estate Development Company, Inc. serves the Company through its acquisition and ownership of certain properties utilized by the Bank.

B. Regulation and Supervision

The Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the “BHCA”) and to supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”).  The Bank is also subject to the supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”), as its primary federal regulator and as the insurer of the Bank’s deposits.  The Bank is also regulated and examined by the Pennsylvania Department of Banking (the “Department”).

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

C. Regulation of the Bank

The Bank is highly regulated by the FDIC and the Pennsylvania Department of Banking.  The laws that such agencies enforce limit the specific types of businesses in which the Bank may engage, and the products and services that the Bank may offer to customers.  Generally, these limitations are designed to protect the insurance fund of the FDIC and/or the customers of the Bank, and not the Bank or its shareholders.  From time to time, various types of new federal and state legislation have been proposed that could result in additional regulation of, and restrictions of, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect business of the Bank.  As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.  Some of the major regulatory provisions that affect the business of the Bank are discussed briefly below.

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

Deposit Insurance

The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution was assessed is based upon a variety of factors that included the balance of insured deposits as well as the degree of risk the institution possessed to the insurance fund.  As a result of the enactment of the Emergency Economic Stabilization Act of 2008, the FDIC temporarily increased the amount of deposits it insures from $100,000 to $250,000. This increase has been made permanent. The Bank paid an insurance premium into the DIF based on the quarterly average daily deposit liabilities net of certain exclusions. The FDIC used a risk-based premium system that assessed higher rates on those institutions that posed a greater risk to the DIF. The FDIC placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Subsequently, the rate for each institution within a risk category was adjusted depending upon different factors that either enhance or reduce the risk the institution poses to the DIF, including the unsecured debt, secured liabilities and brokered deposits related to each institution. Finally, certain risk multipliers were applied to the adjusted assessment.

Beginning with the second quarter of 2011, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the assessment base that the FDIC uses to calculate assessment premiums became a bank’s average assets minus average tangible equity.  As the asset base of the banking industry is larger than the deposit base, the range of assessment rates will change to a low or 2.5 basis points to a high of 45 basis points, per $100 of assets; however, the dollar amount of the actual premiums is expected to be roughly the same.

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020.  In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates.  In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size.  Those new formulas began in the second quarter of 2011, but did not affect the Bank.  Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the insurance fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended.

On November 12, 2009, the FDIC approved a rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution’s risk-based deposit insurance assessments will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution. Consequently, the Company’s prepayment of DIF premiums made in December 2009 resulted in a prepaid asset of $1,233,000 at December 31, 2011.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2011, the Bank had $77,723,000 in FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB.  At December 31, 2011, the Bank had $5,626,000 million in stock of the FHLB which was in compliance with this requirement.

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

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Under the Dodd-Frank Act, the assessment base will no longer be an institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

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

The Dodd-Frank Act requires publicly traded companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” arrangements, and may allow greater access by shareholders to the company’s proxy material by authorizing the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

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

DESCRIPTION OF BANK

History and Business

The Bank was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly owned subsidiary of the Company on July 12, 1983.

As of December 31, 2011, the Bank had total assets of $753,288,000; total shareholders’ equity of $67,770,000; and total deposits of $583,569,000. The Bank’s deposits are insured by the FDIC for the maximum amount provided under current law.

The Bank engages in business as a commercial bank, doing business at locations in Lycoming, Clinton, Centre, and Montour Counties, Pennsylvania.  The Bank offers insurance, securities brokerage services, annuity and mutual fund investment products, and financial planning through the M Group.

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

The banking environment in Lycoming, Clinton, Centre, and Montour Counties, Pennsylvania is highly competitive.  The Bank operates thirteen full service offices in these markets and competes for loans and deposits with numerous commercial banks, savings and loan associations, and other financial institutions. The economic base of the region is developed around small business, health care, educational facilities (college and public schools), light manufacturing industries, and agriculture.

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

Supervision and Regulation

As referenced elsewhere, the banking business is highly regulated, and the Bank is only able to engage in business activities, and to provide products and services, that are permitted by applicable law and regulation.  In addition, the earnings of the Bank are affected by the policies of regulatory authorities including the FDIC and the FRB. An important function of the FRB is to regulate the money supply and interest rates.  Among the instruments used to implement these objectives are open market operations in U.S. Government Securities, changes in reserve requirements against member bank deposits, and limitations on interest rates that member banks may pay on time and savings deposits.  These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments on deposits, and their use may also affect interest rates charged on loans or paid for deposits.

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

Deterioration in local, regional, national, or global economic conditions could cause us to experience a reduction in deposits and new loans, an increase in the number of borrowers who default on their loans, and a reduction in the value of the collateral securing their loans, all of which could adversely affect our performance and financial condition. Unlike larger banks that are more geographically diversified, we provide banking and financial services locally. Therefore, we are particularly vulnerable to adverse local economic conditions.

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

Continued volatility in the market value for certain of our investment securities, whether caused by changes in market perceptions of credit risk, as reflected in the expected market yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities. This could have a material adverse impact on our accumulated other comprehensive income/loss and shareholders’ equity depending on the direction of the fluctuations. Furthermore, future downgrades or defaults in these securities could result in future classifications of investment securities as other than temporarily impaired. This could have a material impact on our future earnings, although the impact on shareholders’ equity will be offset by any amount already included in other comprehensive income/loss for securities where we have recorded temporary impairment.

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

In response to the financial crisis that commenced in 2008, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts.  The Dodd-Frank Act provides for the creation of a consumer protection division at the Board of Governors of the Federal Reserve System that will have broad authority to issue regulations governing the services and products we provide consumers.  This additional regulation could increase our compliance costs and otherwise adversely impact our operations.  That legislation also contains provisions that, over time, could result in higher regulatory capital requirements and loan loss provisions for the Bank, and may increase interest expense due to the ability granted in July 2011 to pay interest on all demand deposits.  In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.  These proposals could result in credit losses or increased expense in pursuing our remedies as a creditor.  Recent regulatory changes impose limits on our ability to charge overdraft fees, which may decrease our non-interest income as compared to more recent prior periods.

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

The market for financial services, including banking services and consumer finance services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, internet-based banking, and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, we can provide no assurance that we will be able to properly or timely anticipate or implement such technologies or properly train our staff to use such technologies.  Any failure to adapt to new technologies could adversely affect our business, financial condition, or operating results.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity.  Investment in our common stock is subject to the same market forces that affect the price of common stock in any company.

ITEM 1B                                        UNRESOLVED STAFF COMMENTS

None.

ITEM 2                                                 PROPERTIES

The Company owns and leases its properties.  Listed herewith are the locations of properties owned or leased as of December 31, 2011, in which the banking offices are located; all properties are in good condition and adequate for the Bank’s purposes:

Office	Address	Ownership
Main	115 South Main Street	Owned
P.O. Box 5098
Jersey Shore, Pennsylvania 17740

Bridge Street	112 Bridge Street	Owned
Jersey Shore, Pennsylvania 17740

DuBoistown	2675 Euclid Avenue	Owned
Williamsport, Pennsylvania 17702

Williamsport	300 Market Street	Owned
P.O. Box 967
Williamsport, Pennsylvania 17703-0967

Montgomery	9094 Rt. 405 Highway	Owned
Montgomery, Pennsylvania 17752

Lock Haven	4 West Main Street	Owned
Lock Haven, Pennsylvania 17745

Mill Hall	(Inside Wal-Mart), 173 Hogan Boulevard	Under Lease
Mill Hall, Pennsylvania 17751

Spring Mills	3635 Penns Valley Road, P.O. Box 66	Owned
Spring Mills, Pennsylvania 16875

Centre Hall	2842 Earlystown Road	Land Under Lease
Centre Hall, Pennsylvania 16828

Zion	100 Cobblestone Road	Under Lease
Bellefonte, Pennsylvania 16823

State College	2050 North Atherton Street	Land Under Lease
State College, Pennsylvania 16803

Montoursville	820 Broad Street	Under Lease
Montoursville, Pennsylvania 17754

Danville	606 Continental Boulevard	Under Lease
Danville, PA 17821

The M Group, Inc. D/B/A The Comprehensive Financial Group	705 Washington Boulevard	Under Lease
Williamsport, Pennsylvania 17701

ITEM 3                                                 LEGAL PROCEEDINGS

The Company is subject to lawsuits and claims arising out of its business.  In the opinion of management, after review and consultation with counsel, any proceedings that may be assessed will not have a material adverse effect on the consolidated financial position of the Company.

ITEM 4                                                 MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM  5                                                MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “PWOD”.  The following table sets forth (1) the quarterly high and low close prices for a share of the Company’s Common Stock during the periods indicated, and (2) quarterly dividends on a share of the common stock with respect to each quarter since January 1, 2009.  The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission.  They may not necessarily represent actual transactions.

			Dividends
	High	Low	Declared
2011
First quarter	$40.08	$35.46	$0.46
Second quarter	39.30	33.33	0.46
Third quarter	36.56	31.07	0.46
Fourth quarter	39.30	32.01	0.46
2010
First quarter	$34.03	$30.04	$0.46
Second quarter	34.50	26.76	0.46
Third quarter	33.15	29.41	0.46
Fourth quarter	41.26	31.97	0.46
2009
First quarter	$25.61	$23.00	$0.46
Second quarter	31.81	24.89	0.46
Third quarter	34.25	29.89	0.46
Fourth quarter	33.24	30.37	0.46

The Bank has paid cash dividends since 1941.  The Company has paid dividends since the effective date of its formation as a bank holding company.  It is the present intention of the Company’s Board of Directors to continue the dividend payment policy; however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors relevant at the time the Board of Directors of the Company considers dividend policy.  Cash available for dividend distributions to shareholders of the Company primarily comes from dividends paid by the Bank to the Company. Therefore, the restrictions on the Bank’s dividend payments are directly applicable to the Company.  See also the information appearing in Note 19 to “Notes to Consolidated Financial Statements” for additional information related to dividend restrictions.

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

As of March 1, 2012, the Company had approximately 1,255 shareholders of record.

Following is a schedule of the shares of the Company’s common stock purchased by the Company during the fourth quarter of 2011.

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month #1 (October 1 - October 31, 2011)	—	$—	—	76,776

Month #2 (November 1 - November 30, 2011)	—	—	—	76,776

Month #3 (December 1 - December 31, 2011)	—	—	—	76,776

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Stock Index, NASDAQ Bank Index, and NASDAQ Composite for the period of five fiscal years assuming the investment of $100.00 on December 31, 2006 and assuming the reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Penns Woods Bancorp, Inc.	100.00	90.74	68.39	102.58	133.02	136.35
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
NASDAQ Bank	100.00	80.09	62.84	52.60	60.04	53.74

ITEM  6    SELECTED FINANCIAL DATA

The following table sets forth certain financial data as of and for each of the years in the five-year period ended December 31, 2011.

(In Thousands, Except Per Share Data Amounts)	2011	2010	2009	2008	2007

Consolidated Statement of Income Data:
Interest income	$36,376	$36,362	$36,191	$36,108	$35,949
Interest expense	7,656	9,868	12,398	14,832	16,447
Net interest income	28,720	26,494	23,793	21,276	19,502
Provision for loan losses	2,700	2,150	917	375	150
Net interest income after provision for loan losses	26,020	24,344	22,876	20,901	19,352
Noninterest income	8,219	7,459	2,287	5,456	7,478
Noninterest expense	19,964	19,492	19,812	17,949	17,316
Income before income taxes	14,275	12,311	5,351	8,408	9,514
Applicable income taxes	1,913	1,382	(742)	405	637
Net Income	$12,362	$10,929	$6,093	$8,003	$8,877

Consolidated Balance Sheet at End of Period:
Total assets	$763,953	$691,688	$676,204	$652,803	$628,138
Loans	435,959	415,557	405,529	381,478	360,478
Allowance for loan losses	(7,154)	(6,035)	(4,657)	(4,356)	(4,130)
Deposits	581,664	517,508	497,287	421,368	389,022
Long-term debt	61,278	71,778	86,778	86,778	106,378
Shareholders’ equity	80,460	66,620	66,916	61,027	70,559

Per Share Data:
Earnings per share - Basic	$3.22	$2.85	$1.59	$2.07	$2.28
Earnings per share - Diluted	3.22	2.85	1.59	2.07	2.28
Cash dividends declared	1.84	1.84	1.84	1.84	1.79
Book value	20.97	17.37	17.45	15.93	18.21
Number of shares outstanding, at end of period	3,837,081	3,835,157	3,834,114	3,831,500	3,875,632
Average number of shares outstanding-basic	3,836,036	3,834,255	3,832,789	3,859,724	3,886,277

Selected Financial Ratios:
Return on average shareholders’ equity	16.60%	15.30%	9.66%	12.02%	12.14%
Return on average total assets	1.69%	1.56%	0.92%	1.27%	1.49%
Net interest margin	4.70%	4.57%	4.40%	4.14%	3.95%
Dividend payout ratio	57.10%	64.56%	115.74%	88.67%	78.33%
Average shareholders’ equity to average total assets	10.18%	10.19%	9.50%	10.53%	12.23%
Loans to deposits, at end of period	74.95%	80.30%	81.55%	90.53%	92.66%

ITEM 7       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 34%.  The tax equivalent adjustments to net interest income for 2011, 2010, and 2009 were $3,122,000, $3,018,000, and $2,952,000, respectively.

2011 vs 2010

Reported net interest income increased $2,226,000 or 8.40% to $28,720,000 for the year ended December 31, 2011 compared to the year ended December 31, 2010, although the yield on earning assets decreased to 5.82% from 6.08% respectively.  On a tax equivalent basis, the change in net interest income was an increase of $2,330,000 or 7.90% to $31,842,000 for the year ended December 31, 2011 compared to the year ended December 31, 2010.  Total interest income remained steady as the impact of growth in the average balance of the loan and investment portfolios was offset by a decline in the portfolio yields caused by the prolonged low interest rate cycle enacted by the Federal Open Markets Committee (“FOMC”). Interest income recognized on the loan portfolio decreased $326,000 as a portion of the portfolio repriced downward due to the FOMC actions that have maintained the prime rate at 3.25% dictating that new loan generation occurred at lower rates than the existing portfolio.  Interest and dividend income generated from the investment portfolio and interest bearing cash deposits increased $340,000.  The increase was driven by portfolio growth, which more than compensated for a decrease in yield of 35 basis points (“bp”).

Interest expense decreased $2,212,000 to $7,656,000 for the year ended December 31, 2011 compared to 2010.  Leading the decrease in interest expense was a decline of 24.59% or $1,489,000 related to deposits.  The FOMC actions noted previously together with a strategic focus on core deposits led to a 39 bp decline in the rate paid on interest-bearing deposits from 1.38% for the year ended December 31, 2010 to 0.99% for the year ended December 31, 2011.  Leading the significant decline in interest-bearing deposit expense was a decline in the cost of time deposits of 45 bp’s.  The overall growth in average deposit balances of $37,344,000 allowed for a reduction in average long-term borrowings of $14,022,000 leading to a reduction in borrowed funds interest expense of $723,000.

2010 vs 2009

Reported net interest income increased $2,701,000 or 11.35% to $26,494,000 for the year ended December 31, 2010 compared to the year ended December 31, 2009, although the yield on earning assets decreased to 6.08% from 6.43% respectively.  On a tax equivalent basis, the change in net interest income was an increase of $2,767,000 or 10.35% to $29,512,000 for the year ended December 31, 2010 compared to the year ended December 31, 2009.  Total interest income increased $171,000 due to growth in the average balance of the loan and investment portfolios.  The increase in earning asset volume compensated for the negative impact on earning asset yields caused by the prolonged low interest rate cycle enacted by the FOMC. Interest income recognized on the loan portfolio decreased $55,000 as a portion of the portfolio repriced downward due to the FOMC actions that have maintained the prime rate at 3.25% for the past year coupled with the market dictating that new loan generation occurred at lower rates than during 2009.  Interest and dividend income generated from the investment portfolio and interest bearing cash deposits increased $226,000.  The increase was driven by portfolio growth, which more than compensated for a decrease in yield of 29 bp.

Interest expense decreased $2,530,000 to $9,868,000 for the year ended December 31, 2010 compared to 2009.  Leading the decrease in interest expense was a decline of 26.91% or $2,229,000 related to deposits.  The FOMC actions noted previously together with a strategic shortening of the duration of the portfolio led to a 77 bp decline in the rate paid on time deposits from 2.84% for the year ended December 31, 2009 to 2.07% for the year ended December 31, 2010 resulting in a $1,917,000 decline in expense, while the average balance of time deposits decreased $10,990,000.  Growth in the average balance of money market deposits of $37,206,000 was offset by a decline of 78 bp in rate resulting in a decrease in interest expense of $60,000.  The overall growth in average deposit balances of $36,367,000 allowed for a reduction in average short-term borrowings of $12,270,000 and a reduction in average long-term borrowings of $2,877,000 leading to a reduction in borrowed funds interest expense of $170,000.

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

	2011			2010			2009
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$20,267	$1,213	5.99%	$18,287	$1,212	6.63%	$16,688	$1,100	6.59%
All other loans	405,391	24,386	6.02%	397,766	24,713	6.21	382,433	24,842	6.50
Total loans	425,658	25,599	6.01%	416,053	25,925	6.23	399,121	25,942	6.50

Taxable securities	130,647	5,926	4.54%	113,714	5,784	5.09	103,338	5,617	5.44
Tax-exempt securities	113,184	7,970	7.04%	108,658	7,665	7.05	104,800	7,583	7.24
Total securities	243,831	13,896	5.70%	222,372	13,449	6.05	208,138	13,200	6.34

Interest-bearing deposits	9,074	3	0.03%	8,782	6	0.07	1,938	1	0.05

Total interest-earning assets	678,563	39,498	5.82%	647,207	39,380	6.08	609,197	39,143	6.43

Other assets	53,207			53,734			54,642

Total assets	$731,770			$700,941			$663,839

Liabilities and shareholders’ equity:
Savings	$70,178	121	0.17%	$64,477	183	0.28	$60,815	313	0.51
Super Now deposits	88,556	473	0.53%	65,080	385	0.59	58,591	507	0.87
Money market deposits	121,458	1,063	0.88%	100,112	1,167	1.17	62,906	1,227	1.95
Time deposits	179,336	2,909	1.62%	208,274	4,320	2.07	219,264	6,237	2.84
Total interest-bearing deposits	459,528	4,566	0.99%	437,943	6,055	1.38	401,576	8,284	2.06

Short-term borrowings	18,117	202	1.11%	15,371	265	1.72	27,641	396	1.42
Long-term borrowings, FHLB	69,879	2,888	4.08%	83,901	3,548	4.17	86,778	3,718	4.23
Total borrowings	87,996	3,090	3.47%	99,272	3,813	3.79	114,419	4,114	3.55

Total interest-bearing liabilities	547,524	7,656	1.39%	537,215	9,868	1.83	515,995	12,398	2.39

Demand deposits	99,917			84,158			74,618
Other liabilities	9,852			8,118			10,169
Shareholders’ equity	74,477			71,450			63,057

Total liabilities and shareholders’ equity	$731,770			$700,941			$663,839
Interest rate spread			4.43%			4.25%			4.03%
Net interest income/margin		$31,842	4.70%		$29,512	4.57%		$26,745	4.40%

•                  Fees on loans are included with interest on loans as follows: 2011 - $306,000, 2010 - $439,000, 2009 - $349,000.

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

Reconcilement of Taxable Equivalent Net Interest Income

(In Thousands)	2011	2010	2009
Total interest income	$36,376	$36,362	$36,191
Total interest expense	7,656	9,868	12,398
Net interest income	28,720	26,494	23,793
Tax equivalent adjustment	3,122	3,018	2,952
Net interest income (fully taxable equivalent)	$31,842	$29,512	$26,745

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

	Year Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$124	$(123)	$1	$105	$7	$112
Loans	457	(784)	(327)	989	(1,118)	(129)
Taxable investment securities	807	(665)	142	469	(302)	167
Tax-exempt investment securities	318	(13)	305	219	(137)	82
Interest-bearing deposits	—	(3)	(3)	3	2	5
Total interest-earning assets	1,706	(1,588)	118	1,785	(1,548)	237

Interest expense:
Savings deposits	15	(77)	(62)	18	(148)	(130)
Super Now deposits	127	(39)	88	51	(173)	(122)
Money market deposits	221	(325)	(104)	552	(612)	(60)
Time deposits	(369)	(1,042)	(1,411)	(294)	(1,623)	(1,917)
Short-term borrowings	39	(102)	(63)	(149)	18	(131)
Long-term borrowings, FHLB	(592)	(68)	(660)	(122)	(48)	(170)
Total interest-bearing liabilities	(559)	(1,653)	(2,212)	56	(2,586)	(2,530)
Change in net interest income	$2,265	$65	$2,330	$1,729	$1,038	$2,767

PROVISION FOR LOAN LOSSES

2011 vs 2010

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2011, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance adequacy. The banking regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $6,035,000 at December 31, 2010 to $7,154,000 at December 31, 2011.  At December 31, 2011, the allowance for loan losses was 1.64% of total loans compared to 1.45% of total loans at December 31, 2010.

The provision for loan losses totaled $2,700,000 for the year ended December 31, 2011 compared to $2,150,000 for the year ended December 31, 2010. The increase of the provision was appropriate when considering the gross loan growth experienced during 2011 of $20,402,000 coupled with net charge-offs of $1,581,000 to average loans for the year ended December 31, 2011 of 0.37% compared to $771,000 and 0.16% for the year ended December 31, 2010.  In addition, nonperforming loans increased $5,794,000 to $12,009,000 at December 31, 2011 primarily due to several commercial real estate loans that continued to have or developed financial difficulties.  The loans are in a secured position and have sureties with a strong underlying financial position.  In addition, a specific allowance within the allowance for loan losses has been established for these loans.  Continued uncertainty surrounding the economy, internal loan review and analysis, coupled with the ratios noted previously, dictated an increase in the provision for loan losses.  The increase did not equate to the increase in charge-offs and nonperforming loans due to the collateral status of the nonperforming loans and overall loan portfolio in general, which limits the loan specific allocation of the allowance for loan losses.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2010 vs 2009

The allowance for loan losses increased from $4,657,000 at December 31, 2009 to $6,035,000 at December 31, 2010.  At December 31, 2010, the allowance for loan losses was 1.45% of total loans compared to 1.15% of total loans at December 31, 2009.

The provision for loan losses totaled $2,150,000 for the year ended December 31, 2010 compared to $917,000 for the year ended December 31, 2009. The increase of the provision was appropriate when considering the gross loan growth experienced during 2010 of $10,028,000 coupled with net charge-offs of $771,000 to average loans for the year ended December 31, 2010 of 0.19% compared to $616,000 and 0.16% for the year ended December 31, 2009.  In addition, nonperforming loans increased to $6,215,000 from $4,456,000 at December 31, 2009 primarily due to several commercial real estate loans.  The loans are in a secured position and have sureties with a strong underlying financial position.  Continued uncertainty surrounding the economy and internal loan review and analysis, coupled with the ratios noted previously, dictated an increase in the provision for loan losses.  The increase did not equate to the increase in charge-offs and nonperforming loans due to the collateral status of the nonperforming loans and overall loan portfolio in general, which limits the loan specific allocation of the allowance for loan losses.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

Following is a table showing the changes in the allowance for loan losses for the years ended December 31, 2011, 2010, 2009, 2008, and 2007:

(In Thousands)	2011	2010	2009	2008	2007
Balance at beginning of period	$6,035	$4,657	$4,356	$4,130	$4,185
Charge-offs:
Real estate	1,589	499	374	48	—
Commercial and agricultural	35	266	133	51	103
Installment loans to individuals	87	137	225	214	201
Total charge-offs	1,711	902	732	313	304
Recoveries:
Real estate	71	24	14	17	13
Commercial and agricultural	10	18	10	60	1
Installment loans to individuals	49	88	92	87	85
Total recoveries	130	130	116	164	99
Net charge-offs	1,581	772	616	149	205
Additions charged to operations	2,700	2,150	917	375	150
Balance at end of period	$7,154	$6,035	$4,657	$4,356	$4,130

Ratio of net charge-offs during the period to average loans outstanding during the period	0.37%	0.19%	0.16%	0.04%	0.06%

NON-INTEREST INCOME

2011 vs. 2010

Total non-interest income increased $760,000 from the year ended December 31, 2010 to December 31, 2011.  Excluding net security gains, non-interest income increased $312,000 year over year.  Service charges decreased as customers continued to migrate to checking accounts having reduced or no service charges, while overdraft income declined due to a decreased number of overdrafts.  Earnings on bank-owned life insurance decreased due to a non-recurring gain on death benefit recognized in 2010. Insurance and brokerage commissions remained stable as the market for these products begins to rebound.  Management of The M Group continues to pursue new and build upon current relationships.  However, the sales cycle for insurance and investment products can take typically from six months to one year or more to complete. The increase in other income was primarily due to increases in revenues from debit/credit card transactions and merchant card commissions as electronic payment methods continue to gain in popularity.

	2011		2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$2,021	24.59%	$2,177	29.19%	$(156)	(7.17)%
Securities gains, net	621	7.56	173	2.32	448	258.96
Bank-owned life insurance	599	7.29	636	8.53	(37)	(5.82)
Gain on sale of loans	1,130	13.75	949	12.72	181	19.07
Insurance commissions	933	11.35	970	13.00	(37)	(3.81)
Brokerage commissions	997	12.13	965	12.94	32	3.32
Other	1,918	23.33	1,589	21.30	329	20.70
Total non-interest income	$8,219	100.00%	$7,459	100.00%	$760	10.19%

2010 vs. 2009

Total non-interest income increased $5,172,000 from the year ended December 31, 2009 to December 31, 2010.  Excluding net security gains/losses, non-interest income increased $153,000 year over year.  Service charges decreased as customers continued to migrate to checking accounts having reduced or no service charges.  Earnings on bank-owned life insurance decreased due to the differential in non-recurring gains on death benefit recognized in 2010 and 2009. Insurance commissions decreased due to the general economic downturn, which has led to a decrease in volume of sales.  Management of The M Group continues to pursue new and build upon current relationships.  However, the sales cycle for insurance and investment products can take typically from six months to one year or more to complete. The increase in other income was primarily due to increases in revenues from debit/credit card transactions and merchant card commissions.

	2010		2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$2,177	29.19%	$2,200	96.20%	$(23)	(1.05)%
Securities gains (losses), net	173	2.32	(4,846)	(211.89)	5,019	103.57
Bank-owned life insurance	636	8.53	713	31.18	(77)	(10.80)
Gain on sale of loans	949	12.72	826	36.12	123	14.89
Insurance commissions	970	13.00	1,189	51.99	(219)	(18.42)
Brokerage commissions	965	12.94	768	33.58	197	25.65
Other	1,589	21.30	1,437	62.82	152	10.58
Total non-interest income	$7,459	100.00%	$2,287	100.00%	$5,172	226.15%

NON-INTEREST EXPENSE

2011 vs. 2010

Total non-interest expenses increased $472,000 from the year ended December 31, 2010 to December 31, 2011. Salaries and employee benefits remained stable as a decrease in pension expense and an increase in deferred costs relating to loan generations limited the impact of several factors including standard cost of living wage adjustments for employees and increased benefit costs.  Furniture and equipment expense increased due to an increase in general maintenance costs of technology related systems.  FDIC deposit insurance expense decreased due to a change in the FDIC assessment from a deposit to asset based calculation.  Other expenses increased primarily due to increases in other real estate expenses, donations, and training.

	2011		2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$10,479	52.49%	$10,214	52.41%	$265	2.59%
Occupancy, net	1,262	6.32	1,240	6.36	22	1.77
Furniture and equipment	1,379	6.91	1,264	6.48	115	9.10
Pennsylvania shares tax	689	3.45	677	3.47	12	1.77
Amortization of investment in limited partnerships	661	3.31	693	3.56	(32)	(4.62)
FDIC deposit insurance	525	2.63	737	3.78	(212)	(28.77)
Other	4,969	24.89	4,667	23.94	302	6.47
Total non-interest expense	$19,964	100.00%	$19,492	100.00%	$472	2.42%

2010 vs. 2009

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

	2010		2009		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$10,214	52.41%	$10,189	51.43%	$25	0.25%
Occupancy, net	1,240	6.36	1,266	6.39	(26)	(2.05)
Furniture and equipment	1,264	6.48	1,212	6.12	52	4.29
Pennsylvania shares tax	677	3.47	685	3.46	(8)	(1.17)
Amortization of investment in limited partnerships	693	3.56	567	2.86	126	22.22
FDIC deposit insurance	737	3.78	1,067	5.39	(330)	(30.93)
Other	4,667	23.94	4,826	24.35	(159)	(3.29)
Total non-interest expense	$19,492	100.00%	$19,812	100.00%	$(320)	(1.62)%

INCOME TAXES

2011 vs 2010

The provision for income taxes for the year ended December 31, 2011 resulted in an effective income tax rate of 13.4% compared to 11.2% for 2010. This increase is primarily the result of increased revenue from net interest income and net securities gains that outpaced the increase in non-interest expense.

An analysis has been performed to determine if there is a need for a valuation allowance related to the deferred tax asset that has been booked due to the investment losses.  As of December 31, 2011, management determined that a valuation analysis was not necessary.

2010 vs 2009

The provision for income taxes for the year ended December 31, 2010 resulted in an effective income tax rate of 11.2% compared to (13.9)% for 2009. This increase is primarily the result of an increase in net securities gains of $5,019,000 (to a gain of $173,000 from a loss of $4,846,000) which accounted for an increase in tax expense of approximately $1,706,000.

FINANCIAL CONDITION

INVESTMENTS

2011

The fair value of the investment portfolio increased $54,504,000 from December 31, 2010 to December 31, 2011.  The increase was split between an increase in unrealized gain and additions to the amortized cost from purchases during 2011.  The increase in amortized cost was primarily the result of purchasing shorter-term other debt securities or corporate bonds.  These bonds were purchased due to their shorter maturity and ability to reduce the duration of the total investment portfolio during the continued period of low interest rates.  In addition, the growth in the other debt securities segment of the portfolio allowed for the implementation of a barbell strategy with the current municipal portfolio serving as the other end of the barbell or long-term maturity portion of the total investment portfolio.  The municipal portfolio had the largest change in unrealized gains as the portfolio moved from an unrealized loss of $15,057,000 at December 31, 2010 to an unrealized gain of $3,511,000 at December 31, 2011 as fewer defaults than predicted occurred and the supply of new issues decreased.

2010

The fair value of the investment portfolio increased $6,772,000 from December 31, 2009 to December 31, 2010 while the amortized cost increased $12,390,000 over the same period.  The increase in amortized value was primarily due to an increase in the state and political securities and other debt securities segments of the portfolio.  The state and political securities segment of the aggregate portfolio was increased due to its ability to complement the shorter duration assets within the earning asset composition.  Other debt securities were utilized as short-term vehicles to utilize cash on hand, while minimizing interest rate risk.  The increase in carrying or fair value was the result of the previously noted increase in amortized cost offset by an increase in aggregate net unrealized losses of $5,618,000 primarily related to the state and political securities segment of the portfolio.

The carrying amounts of investment securities are summarized as follows for the years ended December 31, 2011, 2010, and 2009:

	2011		2010		2009
(In Thousands)	Balance	% Portfolio	Balance	% Portfolio	Balance	% Portfolio
U.S. Government agencies:
Held to maturity	$—	—%	$5	—%	$6	—%
Available for sale	28,671	10.61	26,613	12.34	39,136	18.74
State and political subdivisions (tax-exempt):
Held to maturity	—	—	—	—	—	—
Available for sale	127,678	47.26	101,492	47.06	106,928	51.19
State and political subdivisions (taxable):
Held to maturity	—	—	—	—	—	—
Available for sale	50,623	18.74	53,295	24.71	37,949	18.17
Other bonds, notes and debentures:
Held to maturity	54	0.02	78	0.04	101	0.05
Available for sale	49,514	18.33	20,608	9.56	12,976	6.21
Total bonds, notes and debentures	256,540	94.96	202,091	93.71	197,096	94.36
Financial institution securities - Available for sale	10,802	4.00	13,191	6.12	11,779	5.64
Other equity securities - Available for sale	2,809	1.04	366	0.17	—	—
Total equity securities	13,611	5.04	13,557	6.29	11,779	5.64
Total	$270,151	100.00%	$215,648	100.00%	$208,875	100.00%

The following table shows the maturities and repricing of investment securities, at amortized cost and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) at December 31, 2011:

	Within	After One	After Five	After	Amortized
	One	But Within	But Within	Ten	Cost
(In Thousands)	Year	Five Years	Ten Years	Years	Total
U.S. Government agencies:
HTM Amount	$—	$—	$—	$—	$—
Yield	—	—	—	—	—
AFS Amount	—	—	1,999	24,756	26,755
Yield	—	—	3.27%	5.27%	5.12%
State and political subdivisions (tax-exempt):
HTM Amount	—	—	—	—	—
Yield	—	—	—	—	—
AFS Amount	—	1,218	2,653	123,193	127,064
Yield	—	2.76%	5.27%	6.56%	6.50%
State and political subdivisions (taxable):
HTM Amount	—	—	—	—	—
Yield	—	—	—	—	—
AFS Amount	—	1,951	3,447	42,328	47,726
Yield	—	3.31%	5.06%	6.11%	5.92%
Other bonds, notes and debentures:
HTM Amount	54	—	—	—	54
Yield	6.11%	—	—	—	6.11%
AFS Amount	10,239	25,936	14,076	1,196	51,447
Yield	4.18%	2.73%	3.62%	6.81%	3.36%
Total Amount	$10,293	$29,105	$22,175	$191,473	253,046
Total Yield	4.19%	2.77%	4.01%	6.30%	5.61%

Equity Securities					$12,690
Total Investment Portfolio Value					$265,736
Total Investment Portfolio Yield					5.34%

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

The distribution of credit ratings by amortized cost and estimated fair value for the debt security portfolio at December 31, 2011 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available for sale (AFS)
U.S. Government and agency securities	$26,755	$28,671	$—	$—	$—	$—	$—	$—	$26,755	$28,671
State and political securities	158,053	162,917	6,983	6,000	—	—	9,754	9,384	174,790	178,301
Other debt securities	50,872	48,982	575	532	—	—	—	—	51,447	49,514
Total debt securities AFS	$235,680	$240,570	$7,558	$6,532	$—	$—	$9,754	$9,384	$252,992	$256,486

Held to maturity (HTM)
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other debt securities	54	55	—	—	—	—	—	—	54	55
Total debt securities HTM	$54	$55	$—	$—	$—	$—	$—	$—	$54	$55

LOAN PORTFOLIO

2011

Gross loans of $435,959,000 at December 31, 2011 represented an increase of $20,402,000 from December 31, 2010. The continued emphasis on well collateralized real estate loans accounted for the majority of the overall increase in loans outstanding. The success in carrying out this long term strategy played a significant role in limiting net charge-offs for 2011 to 0.37% of average loans.  Successful campaigns to increase home equity and auto loans were undertaken during 2011 with the increase in residential and installment loans to individuals being directly correlated to the campaigns.

2010

Gross loans of $415,557,000 at December 31, 2010 represented an increase of $10,028,000 from December 31, 2009. The continued emphasis on well collateralized real estate loans resulted in commercial real estate secured loans increasing $8,108,000 from December 31, 2009 to 2010. The success in carrying out this long term strategy played a significant role in limiting net charge-offs for 2010 to 0.19% of average loans.  The composition of the portfolio has continued to shift toward commercial from residential.  This shift is the by-product of the majority of residential mortgages being sold into the secondary market versus being added to the loan portfolio.

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan at December 31, 2011, 2010, 2009, 2008, and 2007:

	2011		2010		2009		2008		2007
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Commercial and agricultural	$53,129	12.19%	$50,853	12.23%	$46,647	11.50%	$40,602	10.64%	$35,739	9.91%
Real estate mortgage:
Residential	179,383	41.15	173,578	41.77	174,346	43.00	177,406	46.51	163,268	45.30
Commercial	164,288	37.68	160,189	38.55	152,209	37.53	136,158	35.69	132,943	36.88
Construction	29,457	6.76	22,545	5.43	21,795	5.37	15,838	4.16	16,152	4.48
Installment loans to individuals	11,297	2.59	9,432	2.27	11,549	2.85	12,487	3.27	13,317	3.69
Less: Net deferred loan fees and discounts	1,595	(0.37)	1,040	(0.25)	1,017	(0.25)	1,013	(0.27)	941	(0.26)
Gross loans	$435,959	100.00%	$415,557	100.00%	$405,529	100.00%	$381,478	100.00%	$360,478	100.00%

The amounts of domestic loans at December 31, 2011 are presented below by category and maturity:

	Commercial				Installment
	and	Real Estate			Loans to
(In Thousands)	Agricultural	Residential	Commercial	Construction	Individuals	Total
Loans with floating interest rates:
1 year or less	$8,104	$7,889	$10,573	$1,988	$1,622	$30,176
1 through 5 years	2,091	3,066	6,094	9,315	23	20,589
5 through 10 years	2,760	10,804	14,819	180	10	28,573
After 10 years	13,104	131,774	120,835	10,851	1,063	277,627
Total floating interest rate loans	26,059	153,533	152,321	22,334	2,718	356,965
Loans with predetermined interest rates:
1 year or less	2,729	1,770	373	1,324	1,100	7,296
1 through 5 years	14,216	10,920	1,604	2,574	7,168	36,482
5 through 10 years	3,701	11,840	2,168	—	216	17,925
After 10 years	6,424	1,320	7,822	3,225	95	18,886
Total predetermined interest rate loans	27,070	25,850	11,967	7,123	8,579	80,589
Total	$53,129	$179,383	$164,288	$29,457	$11,297	437,554
Less: Net deferred loan fees						1,595
						$435,959

•                  The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

•                  Scheduled repayments are reported in maturity categories in which the payment is due.

The Bank does not make loans that provide for negative amortization nor do any loans contain conversion features. The Bank does not have any foreign loans outstanding at December 31, 2011.

ALLOWANCE FOR LOAN LOSSES

2011

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

The allowance for loan losses increased from $6,035,000 at December 31, 2010 to $7,154,000 at December 31, 2011.  At December 31, 2011, the allowance for loan losses was 1.64% of total loans compared to 1.45% of total loans at December 31, 2010. This percentage is higher than the Bank’s historical experience.  Management’s conclusion is that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date as noted in the Provision for Loan Losses discussion.

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

2010

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

Allocation of the Allowance For Loan Losses

(In Thousands)	Amount	Percent of Loans in Each Category to Total Loans
December 31, 2011:
Balance at end of period applicable to:
Commercial and agricultural	$430	12.14%
Real estate mortgage:
Residential	964	41.00
Commercial	2,719	37.55
Construction	2,846	6.73
Installment loans to individuals	195	2.58
Unallocated	—	—
Total	$7,154	100.00%

December 31, 2010:
Balance at end of period applicable to:
Commercial and agricultural	$466	12.21%
Real estate mortgage:
Residential	980	41.67
Commercial	1,508	38.45
Construction	2,893	5.41
Installment loans to individuals	188	2.26
Unallocated	—	—
Total	$6,035	100.00%

December 31, 2009:
Balance at end of period applicable to:
Commercial and agricultural	$569	11.48%
Real estate mortgage:
Residential	972	42.88
Commercial	1,491	37.44
Construction	1,403	5.36
Installment loans to individuals	222	2.84
Unallocated	—	—
Total	$4,657	100.00%

December 31, 2008:
Balance at end of period applicable to:
Commercial and agricultural	$580	10.62%
Real estate mortgage:
Residential	659	46.38
Commercial	1,326	35.60
Construction	1,471	4.14
Installment loans to individuals	250	3.26
Unallocated	70	—
Total	$4,356	100.00%

December 31, 2007:
Balance at end of period applicable to:
Commercial and agricultural	$823	9.89%
Real estate mortgage:
Residential	1,031	45.18
Commercial	1,634	36.78
Construction	112	4.47
Installment loans to individuals	228	3.68
Unallocated	302	—
Total	$4,130	100.00%

NONPERFORMING LOANS

Nonaccrual loans increased as several commercial real estate relationships deteriorated in quality over the past year. These loans are primarily development loans and have a specific allowance within the allowance for loan losses.

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

2.               It becomes well secured and in the process of collection; and

3.               Prospects for future contractual payments are no longer in doubt.

	Total Nonperforming Loans
		90 Days
(In Thousands)	Nonaccrual	Past Due	Total
2011	$11,625	$384	$12,009
2010	5,658	557	6,215
2009	1,891	2,565	4,456
2008	1,476	259	1,735
2007	955	365	1,320

The level of nonaccruing loans continues to fluctuate annually and is attributed to the various economic factors experienced both regionally and nationally.  Overall, the portfolio is well secured with a majority of the balance making regular payments or scheduled to be satisfied in the near future.  Presently, there are no significant amounts of loans where serious doubts exist as to the ability of the borrower to comply with the current loan payment terms which are not included in the nonperforming categories as indicated above.

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

DEPOSITS

2011 vs. 2010

Total average deposits increased $37,344,000 or 7.15% from 2010 to 2011.  The growth is a result of an emphasis to increase and solidify deposit relationships by focusing on core deposits, not time deposits.  In fact, average core deposits, which exclude time deposits, increased $66,282,000 or 21.12%, while time deposits decreased $28,938,000 or 13.89% from 2010 to 2011.   In addition to the emphasis on growing core deposits by utilizing marketing strategies, the core deposit growth is receiving a lift from the natural gas exploration throughout our market footprint and municipal account gathering efforts.  In addition, the Bank has continued to capitalize on its reputation of safety and soundness during this prolonged economic downturn.

2010 vs. 2009

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

The average amount and the average rate paid on deposits are summarized below for the years ended December 31, 2011, 2010, and 2009:

	2011		2010		2009
(In Thousands)	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
Noninterest-bearing	$99,917	0.00%	$84,158	0.00%	$74,618	0.00%
Savings	70,178	0.17	64,477	0.28	60,815	0.51
Super Now	88,556	0.53	65,080	0.59	58,591	0.87
Money Market	121,458	0.88	100,112	1.17	62,906	1.95
Time	179,336	1.62	208,274	2.07	219,264	2.84
Total average deposits	$559,445	0.82%	$522,101	1.16%	$476,194	1.74%

SHAREHOLDERS’ EQUITY

2011

Shareholders’ equity increased $13,840,000 to $80,460,000 at December 31, 2011 compared to December 31, 2010.   The accumulated other comprehensive loss of $1,219,000 at December 31, 2011 is a result of an increase in unrealized gains on available for sale securities from an unrealized loss of $7,276,000 at December 31, 2010 to an unrealized gain of $2,914,000 at December 31, 2011.  However, the level of accumulated other comprehensive loss at December 31, 2011 was also impacted by the change in net excess of the projected benefit obligation over the market value of the plan assets of the defined benefit pension plan resulting in an increase in the net loss of $1,720,000.  The current level of shareholders’ equity equates to a book value per share of $20.97 at December 31, 2011 compared to $17.37 at December 31, 2010 and an equity to asset ratio of 10.53% at December 31, 2011 compared to 9.63% at December 31, 2010.  Excluding accumulated other comprehensive loss, book value per share was $21.29 at December 31, 2011 compared to

$19.90 at December 31, 2010.  Dividends paid to shareholders were $1.84 for each of the twelve months ended December 31, 2011 and 2010.

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

Bank regulators have risk based capital guidelines.  Under these guidelines the Company and Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2011, both the Company’s and Bank’s required ratios were well above the minimum ratios as follows:

			Minimum
	Company	Bank	Standards
Tier 1 capital ratio	9.57%	8.24%	4.00%
Total capital ratio	15.27%	13.32%	8.00%

For a more comprehensive discussion of these requirements, see “Regulations and Supervision” in Item 1 of the Annual Report on Form 10-K.  Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity, and other certain equity ratios are presented as follows:

	2011	2010	2009
Percentage of net income to:
Average total assets	1.69%	1.56%	0.92%
Average shareholders’ equity	16.60%	15.30%	9.66%
Percentage of dividends declared to net income	57.10%	64.56%	115.74%
Percentage of average shareholders’ equity to average total assets	10.18%	10.19%	9.50%

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

The following liquidity measures are monitored for compliance and were within the limits cited at December 31, 2011:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $212,068,000 with $77,723,000 utilized, leaving $127,390,000 available.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $27,554,000. The Company’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.

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

A market value at risk calculation is utilized to monitor the effects of interest rate changes on the Company’s balance sheet and more specifically shareholders’ equity.  The Company does not manage the balance sheet structure in order to maintain compliance with this calculation.  The calculation serves as a guideline with greater emphasis placed on interest rate sensitivity.  Changes to calculation results from period to period are reviewed as changes in results could be a signal of future events.  As of the most recent analysis, the results of the market value at risk calculation were outside of established guidelines due to the strategic direction being taken.

INTEREST RATE SENSITIVITY

In this analysis the Company examines the result of various changes in market interest rates in 100 basis point increments and their effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner.  Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities.

The following is a rate shock forecast for the twelve month period ended December 31, 2012 assuming a static balance sheet as of December 31, 2011.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$26,876	$27,416	$27,776	$27,899	$27,981	$27,978	$27,671
Change from static	(900)	(360)	—	123	205	202	(105)
Percent change from static	-3.24%	-1.30%	—	0.44%	0.74%	0.73%	-0.38%

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the results reported.  The accounting policies are described in detail in Note 1 of the “Notes to Consolidated Financial Statements.”  Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments, and contingencies.  We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period.  In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.  The following is a brief description of our current accounting policies involving significant management valuation judgments.

Other Than Temporary Impairment of Debt and Equity Securities

Debt and equity securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reason underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. For a full discussion of the Company’s methodology of assessing impairment, refer to Note 3 of the “Notes to Consolidated Financial Statements.”

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment.  The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for allowance for loan losses, refer to Note 1 of the “Notes to Consolidated Financial Statements.”

Goodwill and Other Intangible Assets

As discussed in Note 7 of the “Notes to Consolidated Financial Statements,” the Company must assess goodwill and other intangible assets each year for impairment.  This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets

Management uses an estimate of future earnings to support their position that the benefit of their deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and the Company’s net income will be reduced.  The Company’s deferred tax assets are described further in Note 11 of the “Notes to Consolidated Financial Statements.”

Pension Benefits

Pension costs and liabilities are dependent on assumptions used in calculating such amounts.  These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors.  In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods.  While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense.  Our pension benefits are described further in Note 12 of the “Notes to Consolidated Financial Statements.”

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require future cash payments. The following table presents, as of December 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date.  Further discussion of the nature of each obligation is included in the “Notes to Consolidated Financial Statements.”

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
(In Thousands)	or Less	Years	Years	Years	Total
Deposits without a stated maturity	$409,143	$—	$—	$—	$409,143
Time deposits	99,913	62,888	8,139	1,581	172,521
Repurchase agreements	13,153	—	—	—	13,153
Short-term borrowings, FHLB	16,445	—	—	—	16,445
Long-term borrowings, FHLB	15,000	5,528	10,750	30,000	61,278
Operating leases	422	659	494	1,303	2,878
Defined benefit pension obligations	563	1,167	1,260	4,055	7,045
	$554,639	$70,242	$20,643	$36,939	$682,463

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

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Penns Woods Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Penns Woods Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Wexford, PA

March 13, 2012

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
(In Thousands, Except Share Data)	2011	2010

ASSETS:
Noninterest-bearing balances	$13,829	$9,467
Interest-bearing deposits in other financial institutions	56	26
Total cash and cash equivalents	13,885	9,493

Investment securities, available for sale, at fair value	270,097	215,565
Investment securities, held to maturity, (fair value of $55 and $83)	54	83
Loans held for sale	3,787	6,658
Loans	435,959	415,557
Less: Allowance for loan losses	7,154	6,035
Loans, net	428,805	409,522
Premises and equipment, net	7,707	7,658
Accrued interest receivable	3,905	3,765
Bank-owned life insurance	16,065	15,436
Investment in limited partnerships	3,544	4,205
Goodwill	3,032	3,032
Deferred tax asset	7,991	11,897
Other assets	5,081	4,374
TOTAL ASSETS	$763,953	$691,688

LIABILITIES:
Interest-bearing deposits	$470,310	$428,161
Noninterest-bearing deposits	111,354	89,347
Total deposits	581,664	517,508

Short-term borrowings	29,598	27,299
Long-term borrowings, Federal Home Loan Bank (FHLB)	61,278	71,778
Accrued interest payable	536	750
Other liabilities	10,417	7,733
TOTAL LIABILITIES	683,493	625,068

SHAREHOLDERS’ EQUITY:
Common stock, par value $8.33, 10,000,000 shares authorized; 4,017,677 and 4,015,753 shares issued	33,480	33,464
Additional paid-in capital	18,115	18,064
Retained earnings	36,394	31,091
Accumulated other comprehensive loss:
Net unrealized gain (loss) on available for sale securities	2,914	(7,276)
Defined benefit plan	(4,133)	(2,413)
Less: Treasury stock at cost, 180,596 shares	(6,310)	(6,310)
TOTAL SHAREHOLDERS’ EQUITY	80,460	66,620
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$763,953	$691,688

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2011	2010	2009

INTEREST AND DIVIDEND INCOME:
Loans, including fees	$25,187	$25,513	$25,568
Investment securities:
Taxable	5,677	5,584	5,424
Tax-exempt	5,260	5,059	5,005
Dividend and other interest income	252	206	194
TOTAL INTEREST AND DIVIDEND INCOME	36,376	36,362	36,191

INTEREST EXPENSE:
Deposits	4,566	6,055	8,284
Short-term borrowings	202	265	396
Long-term borrowings, FHLB	2,888	3,548	3,718
TOTAL INTEREST EXPENSE	7,656	9,868	12,398

NET INTEREST INCOME	28,720	26,494	23,793

PROVISION FOR LOAN LOSSES	2,700	2,150	917

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,020	24,344	22,876

NON-INTEREST INCOME:
Service charges	2,021	2,177	2,200
Securities gains (losses), net	621	173	(4,846)
Earnings on bank-owned life insurance	599	636	713
Gain on sale of loans	1,130	949	826
Insurance commissions	933	970	1,189
Brokerage commissions	997	965	768
Other	1,918	1,589	1,437
TOTAL NON-INTEREST INCOME	8,219	7,459	2,287

NON-INTEREST EXPENSE:
Salaries and employee benefits	10,479	10,214	10,189
Occupancy, net	1,262	1,240	1,266
Furniture and equipment	1,379	1,264	1,212
Pennsylvania shares tax	689	677	685
Amortization of investment in limited partnerships	661	693	567
FDIC deposit insurance	525	737	1,067
Other	4,969	4,667	4,826
TOTAL NON-INTEREST EXPENSE	19,964	19,492	19,812

INCOME BEFORE INCOME TAX PROVISION (BENEFIT)	14,275	12,311	5,351
INCOME TAX PROVISION (BENEFIT)	1,913	1,382	(742)
NET INCOME	$12,362	$10,929	$6,093

NET INCOME PER SHARE - BASIC	$3.22	$2.85	$1.59

NET INCOME PER SHARE - DILUTED	$3.22	$2.85	$1.59

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,836,036	3,834,255	3,832,789

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,836,036	3,834,394	3,832,886

DIVIDENDS PER SHARE	$1.84	$1.84	$1.84

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2008	4,010,528	$33,421	$17,959	$28,177	$(12,266)	$(6,264)	$61,027

Comprehensive income:
Net income				6,093			6,093
Other comprehensive income					6,777		6,777
Dividends declared, ($1.84 per share)				(7,052)			(7,052)
Common shares issued for employee stock purchase plan	2,614	22	49				71
Balance, December 31, 2009	4,013,142	33,443	18,008	27,218	(5,489)	(6,264)	66,916

Comprehensive income:
Net income				10,929			10,929
Other comprehensive loss					(4,200)		(4,200)
Dividends declared, ($1.84 per share)				(7,056)			(7,056)
Stock options exercised	441	3	7				10
Common shares issued for employee stock purchase plan	2,170	18	49				67
Purchase of treasury stock (1,568 shares)						(46)	(46)
Balance, December 31, 2010	4,015,753	33,464	18,064	31,091	(9,689)	(6,310)	66,620

Comprehensive income:
Net income				12,362			12,362
Other comprehensive income					8,470		8,470
Dividends declared, ($1.84 per share)				(7,059)			(7,059)
Common shares issued for employee stock purchase plan	1,924	16	51				67
Balance, December 31, 2011	4,017,677	$33,480	$18,115	$36,394	$(1,219)	$(6,310)	$80,460

See accompanying notes to the audited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2011		2010		2009

Net Income		$12,362		$10,929		$6,093
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	10,600		(3,593)		1,719
Net realized (gain) loss included in net income, net of tax provision (benefit) of $211, $59, and ($1,648)	(410)		(114)		3,198
	10,190		(3,707)		4,917
Defined benefit pension plan, net of tax:
Net transition asset	(2)		(2)		(1)
Prior service cost	17		17		16
Net (loss) gain	(1,735)		(508)		1,845
Other comprehensive income (loss), net of tax		8,470		(4,200)		6,777
Comprehensive income		$20,832		$6,729		$12,870

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2011	2010	2009

OPERATING ACTIVITIES:
Net Income	$12,362	$10,929	$6,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	701	731	724
Provision for loan losses	2,700	2,150	917
Accretion and amortization of investment security discounts and premiums	(1,702)	(2,017)	(1,590)
Securities (gains) losses, net	(621)	(173)	4,846
Originations of loans held for sale	(36,702)	(43,659)	(34,723)
Proceeds of loans held for sale	40,703	42,013	35,108
Gain on sale of loans	(1,130)	(949)	(826)
Earnings on bank-owned life insurance	(599)	(636)	(713)
Decrease (increase) in prepaid federal deposit insurance	467	666	(2,315)
Other, net	314	806	(1,202)
Net cash provided by operating activities	16,493	9,861	6,319
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	13,454	3,700	14,757
Proceeds from calls and maturities	12,226	15,628	9,084
Purchases	(63,733)	(29,918)	(20,006)
Investment securities held to maturity:
Proceeds from sales	5	—	—
Proceeds from calls and maturities	25	26	29
Net increase in loans	(24,049)	(11,026)	(25,375)
Acquisition of bank premises and equipment	(743)	(401)	(847)
Proceeds from the sale of foreclosed assets	508	194	491
Purchase of bank-owned life insurance	(39)	(80)	(59)
Proceeds from bank-owned life insurance death benefit	—	82	376
Sale of bank-owned life insurance policy to insured	—	134	—
Investment in limited partnership	—	—	(738)
Proceeds from redemption of regulatory stock	1,282	364	—
Purchases of regulatory stock	—	—	(170)
Net cash used for investing activities	(61,064)	(21,297)	(22,458)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	42,149	10,773	72,055
Net increase in noninterest-bearing deposits	22,007	9,448	3,864
Repayment of long-term borrowings, FHLB	(10,500)	(15,000)	—
Net increase (decrease) in short-term borrowings	2,299	8,945	(55,592)
Dividends paid	(7,059)	(7,056)	(7,052)
Issuance of common stock	67	67	71
Stock options exercised	—	10	—
Purchase of treasury stock	—	(46)	—
Net cash provided by financing activities	48,963	7,141	13,346
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,392	(4,295)	(2,793)
CASH AND CASH EQUIVALENTS, BEGINNING	9,493	13,788	16,581
CASH AND CASH EQUIVALENTS, ENDING	$13,885	$9,493	$13,788

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$7,870	$10,191	$12,642
Income taxes paid	2,290	2,550	1,325
Transfer of loans to foreclosed real estate	2,066	226	708

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

The financial services are provided by the Bank to individuals, partnerships, non-profit organizations, and corporations through its thirteen offices located in Clinton, Lycoming, Centre, and Montour Counties, Pennsylvania.

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, deferred tax assets and liabilities, goodwill, other than temporary impairment of debt and equity securities, fair value of financial instruments, and the valuation of real estate acquired through, or in lieu of, foreclosure on settlement of debt.

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

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its fair value, whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in fair value, and  a review of the Company’s capital adequacy, interest rate risk position, and liquidity. The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statement of Income.

Investment securities fair values are based on observed market prices.  Certain investment securities do not have observed bid prices and their fair value is based on instruments with similar risk elements. Since regulatory stock is redeemable at par, the Company carries it at cost.

Loans

Loans are stated at the principal amount outstanding, net of deferred fees and discounts, unamortized loan fees and costs, and the allowance for loan losses. Interest on loans is recognized as income when earned on the accrual method.  The Company’s general policy has been to stop accruing interest on loans when it is determined a reasonable doubt exists as to the collectability of additional interest. Income is subsequently recognized only to the extent that cash payments are received provided the loan is not delinquent in payment and, in management’s judgment, the borrower has the ability and intent to make future principal payments.  Otherwise, payments are applied to the unpaid principal balance of the loan.  Loans are restored to accrual status if certain conditions are met, including but not limited to, the repayment of all unpaid interest and scheduled principal due, ongoing performance consistent with the contractual agreement, and the future expectation of continued, timely payments.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2011, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, rising unemployment, or negative performance trends in financial information from borrowers could be indicators of subsequent increased levels of nonperforming assets and possible charge-offs, which would normally require increased loan loss provisions. An integral part of the periodic regulatory examination process is the review of the adequacy of the Bank’s loan loss allowance. The regulatory agencies could require the Bank, based on their evaluation of information available at the time of their examination, to provide additional loan loss provisions to further supplement the allowance.

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

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.

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

Foreclosed Assets

Foreclosed assets are carried at the lower of cost or fair value less estimated selling costs.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses.  Net operating expenses and gains and losses realized from disposition are included in non-interest expense and income, respectively.

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

Goodwill

The Company performs an annual impairment analysis of goodwill for its purchased subsidiary, The M Group.  Based on the fair value of this reporting unit, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2011 and 2010.

Investments in Limited Partnerships

The Company is a limited partner in four partnerships at December 31, 2011 that provide low income elderly housing in the Company’s geographic market area. The carrying value of the Company’s investments in limited partnerships was $3,544,000 at December 31, 2011 and $4,205,000 at December 31, 2010. The Company is fully amortizing the investment in the partnership entered into prior to 2005 over the fifteen-year holding period.  The partnerships entered into after 2004 are being fully amortized over the ten-year tax credit receipt period utilizing the straight-line method.  The partnerships are amortized once the projects reach the level of occupancy needed to begin the ten year tax credit recognition period.  Amortization of limited partnership investments amounted to $661,000 in 2011, $693,000 in 2010, and $567,000 in 2009.

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

Stock Options

The Company maintained a stock option plan for directors and certain officers and employees with the last option grant being in 2000. All options granted under the stock option plan were either exercised or forfeited as of December 31, 2010.  All options were granted when the exercise price of the Company’s stock options was greater than or equal to the market price of the underlying stock on the date of the grant, therefore, no compensation expense was recognized in the Company’s financial statements.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company has provided the necessary disclosures in Note 5. Credit Quality and Related Allowance for Loan Losses.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The amendments in this update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this update.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The amendments in this update should be applied retrospectively, and early adoption is permitted. This ASU does not have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment.  The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360):  Derecognition of in Substance Real Estate - a Scope Clarification.  The amendments in this update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness.  That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt.  The amendments in this update should be applied on a prospective basis to deconsolidation events occurring after the effective date.  Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities.  For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities.  The amendments in this update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement.  The requirements amend the disclosure requirements on offsetting in Section 210-20-50.  This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  In order to defer only those changes in update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this update supersede certain pending paragraphs in update 2011-05.  Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before update 2011-05.  All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  This ASU is not expected to have a significant impact on the Company’s financial statements.

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

	Year Ended Decembere 31,
	2011	2010	2009

Weighted average common shares issued	4,016,632	4,014,248	4,011,817

Average treasury stock shares	(180,596)	(179,993)	(179,028)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,836,036	3,834,255	3,832,789

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	139	97

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,836,036	3,834,394	3,832,886

Options to purchase 990 shares of common stock at a range in price of $24.72 to $31.82 were outstanding at December 31, 2009.  The options were included in the computation of diluted earnings per share on a weighted average basis determined by the length of time during each period that the market value exceeded the strike price.  Options were outstanding during 2010; however, prior to December 31, 2010 all options were either exercised or forfeited.  No options were outstanding during 2011.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair values of investment securities at December 31, 2011 and 2010 are as follows:

	2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$26,755	$1,916	$—	$28,671
State and political securities	174,790	8,398	(4,887)	178,301
Other debt securities	51,447	133	(2,066)	49,514
Total debt securities	252,992	10,447	(6,953)	256,486
Financial institution securities	9,939	1,095	(232)	10,802
Other equity securities	2,751	133	(75)	2,809
Total equity securities	12,690	1,228	(307)	13,611
Total investment securities AFS	$265,682	$11,675	$(7,260)	$270,097

Held to maturity (HTM)
U.S. Government and agency securities	$—	$—	$—	$—
Other debt securities	54	1	—	55
Total investment securities HTM	$54	$1	$—	$55

	2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$24,759	$1,854	$—	$26,613
State and political securities	169,844	282	(15,339)	154,787
Other debt securities	20,141	503	(36)	20,608
Total debt securities	214,744	2,639	(15,375)	202,008
Financial institution securities	11,549	1,686	(44)	13,191
Other equity securities	296	70	—	366
Total equity securities	11,845	1,756	(44)	13,557
Total investment securities AFS	$226,589	$4,395	$(15,419)	$215,565

Held to maturity (HTM)
U.S. Government and agency securities	$5	$—	$—	$5
Other debt securities	78	—	—	78
Total investment securities HTM	$83	$—	$—	$83

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010.

	2011
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	1,142	(6)	28,260	(4,881)	29,402	(4,887)
Other debt securities	35,858	(2,048)	82	(18)	35,940	(2,066)
Total debt securities	37,000	(2,054)	28,342	(4,899)	65,342	(6,953)
Financial institution securities	1,140	(116)	273	(116)	1,413	(232)
Other equity securities	263	(65)	130	(10)	393	(75)
Total equity securities	1,403	(181)	403	(126)	1,806	(307)
Total	$38,403	$(2,235)	$28,745	$(5,025)	$67,148	$(7,260)

	2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	105,826	(5,883)	32,847	(9,456)	138,673	(15,339)
Other debt securities	2,501	(19)	282	(17)	2,783	(36)
Total debt securities	108,327	(5,902)	33,129	(9,473)	141,456	(15,375)
Financial institution securities	859	(41)	59	(3)	918	(44)
Other equity securities	—	—	—	—	—	—
Total equity securities	859	(41)	59	(3)	918	(44)
Total	$109,186	$(5,943)	$33,188	$(9,476)	$142,374	$(15,419)

At December 31, 2011 and 2010 there were 50 and 160 individual securities in a continuous unrealized loss position for less than twelve months and 71 and 84 individual securities in a continuous unrealized loss position for greater than twevle months, respectively.

There are 121 and 244 positions that are considered temporarily impaired as of December 31, 2011 and 2010, respectively.  The Company reviews its position quarterly and has asserted that at December 31, 2011 and 2010, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
(In Thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$10,239	$10,276	$54	$55
Due after one year to five years	29,105	28,017	—	—
Due after five years to ten years	22,175	21,563	—	—
Due after ten years	191,473	196,630	—	—
Total	$252,992	$256,486	$54	$55

Total gross proceeds from sales of securities available for sale were $13,454,000, $3,700,000, and $14,757,000 for 2011, 2010, and 2009, respectively.  The following table represents gross realized gains and losses on those transactions in addition to impairment charges in 2009 related to the equity and other debt security portfolios:

(In Thousands)	2011	2010	2009
Gross realized gains:
U.S. Government and agency securities	$4	$—	$—
State and political securities	114	—	—
Other debt securities	8	117	575
Financial institutions securities	316	102	22
Other equity securities	294	—	—
Total gross realized gains	$736	$219	$597

Gross realized losses:
U.S. Government and agency securities	$—	$—	$—
State and political securities	100	3	—
Other debt securities	15	15	1,062
Financial institutions securities	—	28	4,381
Other equity securities	—	—	—
Total gross realized losses	$115	$46	$5,443

Gross realized losses for the equity and other debt security portfolios include impairment charges of $4,614,000 for the year ended December 31, 2009.   There were no impairment charges for the years ended December 31, 2010 and 2011.

Investment securities with a carrying value of approximately $113,611,000 and $88,468,000 at December 31, 2011 and 2010, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

There is no concentration of investments that exceed ten percent of shareholders’ equity for any individual issuer, excluding those guaranteed by the U.S. Government.

NOTE 4 - FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the

FHLB.  The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment as necessary.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB.

The FHLB had incurred losses in 2009 and for parts of 2010 due primarily to other-than-temporary impairment credit losses on its private-label mortgage-backed securities portfolio.  These securities were the most effected by the extreme economic conditions in place during the previous several years.  As a result, the FHLB had suspended the payment of dividends and limited the amount of excess capital stock repurchases.  The FHLB has reported net income for both the fourth quarter and the year ended December 31, 2011 and has declared a 0.10 percent annualized dividend to its shareholders effective February 23, 2012. While the FHLB has not committed to regular dividend payments or future limited repurchases of excess capital stock, it will continue to monitor the overall financial performance of the FHLB in order to determine the status of limited repurchases of excess capital stock or dividends in the future.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions the world is facing.  Management also considered that the FHLB’s maintains regulatory capital ratios in excess of all regulatory capital requirements, liquidity appears adequate, new shares of FHLB stock continue to change hands at the $100 par value, and the resumption of dividends.

NOTE 5 — CREDIT QUALITY AND RELATED ALLOWANCE FOR LOAN LOSSES

Management segments the Bank’s loan portfolio to a level that enables risk and performance monitoring according to similar risk characteristics.  Loans are segmented based on the underlying collateral characteristics.  Categories include commercial and agricultural, real estate, and installment loans to individuals.  Real estate loans are further segmented into three categories: residential, commercial, and construction.

The following table presents the related aging categories of loans, by segment, as of December 31, 2011 and 2010:

	2011
			Past Due
			90 Days
		Past Due	Or More
		30 To 89	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$53,124	$5	$—	$—	$53,129
Real estate mortgage:
Residential	176,875	1,438	378	692	179,383
Commercial	162,977	135	—	1,176	164,288
Construction	19,605	95	—	9,757	29,457
Installment loans to individuals	11,180	111	6	—	11,297
	423,761	$1,784	$384	$11,625	437,554
Less: Net deferred loan fees and discounts	1,595				1,595
Allowance for loan losses	7,154				7,154
Loans, net	$415,012				$428,805

	2010
			Past Due
			90 Days
		Past Due	Or More
		30 To 89	& Still	Non-
(In Thousands)	Current	Days	Accruing	Accrual	Total
Commercial and agricultural	$50,208	$426	$215	$4	$50,853
Real estate mortgage:
Residential	166,354	6,356	259	609	173,578
Commercial	157,764	438	60	1,927	160,189
Construction	13,836	5,592	—	3,117	22,545
Installment loans to individuals	9,199	209	23	1	9,432
	397,361	$13,021	$557	$5,658	416,597
Less: Net deferred loan fees	1,040				1,040
Allowance for loan losses	6,035				6,035
Loans, net	$390,286				$409,522

If interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans, income would have approximated $568,000, $368,000, and $134,000 for the years ended December 31, 2011, 2010, and 2009, respectively.  Interest income on such loans amounted to approximately $71,000, $56,000, and $48,000, for the years ended December 31, 2011, 2010, and 2009, respectively.

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of December 31, 2011 and 2010:

	2011
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate mortgages - residential	742	751	—
Real estate mortgages - commercial	382	382	—
Real estate mortgages - construction	815	1,113	—
Installment loans to individuals	—	—	—
	1,939	2,246	—
With an allowance recorded:
Commercial and agricultural	—	—	—
Real estate mortgages - residential	861	888	101
Real estate mortgages - commercial	6,150	6,150	1,481
Real estate mortgages - construction	8,929	10,429	2,155
Installment loans to individuals	—	—	—
	15,940	17,467	3,737
Total:
Commercial and agricultural	—	—	—
Real estate mortgages - residential	1,603	1,639	101
Real estate mortgages - commercial	6,532	6,532	1,481
Real estate mortgages - construction	9,744	11,542	2,155
Installment loans to individuals	—	—	—
	$17,879	$19,713	$3,737

	2010
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$90	$90	$—
Real estate mortgages - residential	888	888	—
Real estate mortgages - commercial	2,498	2,498	—
Real estate mortgages - construction	260	260	—
Installment loans to individuals	—	—	—
	3,736	3,736	—
With an allowance recorded:
Commercial and agricultural	—	—	—
Real estate mortgages - residential	572	572	80
Real estate mortgages - commercial	1,889	1,889	158
Real estate mortgages - construction	9,860	10,128	2,518
Installment loans to individuals	—	—	—
	12,321	12,589	2,756
Total:
Commercial and agricultural	90	90	—
Real estate mortgages - residential	1,460	1,460	80
Real estate mortgages - commercial	4,387	4,387	158
Real estate mortgages - construction	10,120	10,388	2,518
Installment loans to individuals	—	—	—
	$16,057	$16,325	$2,756

The following table presents the average recorded investment in impaired loans and related interest income recognized for December 31, 2011, 2010, and 2009:

	Year Ended December 31,
(In Thousands)	2011	2010	2009
Average investment in impaired loans	$16,224	$8,424	$6,699
Interest income recognized on an accrual basis on impaired loans	316	233	242
Interest income recognized on a cash basis on impaired loans	74	57	36

Additional funds totaling $200,000 are committed to be advanced in connection with impaired loans.

Modifications

The loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties.  These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.  Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

Loan modifications that are considered TDRs completed during the twelve months ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31,
	2011			2010
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings:
Commercial and agricultural	—	$—	$—	1	$5	$5
Real estate mortgages - residential	6	609	609	11	1,215	1,215
Real estate mortgages - commercial	10	4,779	4,779	12	7,352	7,352
Real estate mortgages - construction	9	11,372	11,372	4	10,353	10,353
Installment loans to individuals	3	20	20	3	23	23
Total	28	$16,780	$16,780	31	$18,948	$18,948

Loan modifications considered troubled debt restructurings made during the twelve months previous to December 31, 2011, that have defaulted during the twelve month period ending December 31, 2011 were as follows:

	Year Ended December 31, 2011
(In Thousands, Except Number of Contracts)	Number of Contracts	Recorded Investment
Commercial and agricultural	—	$—
Real estate mortgages - residential	2	127
Real estate mortgages - commercial	1	154
Real estate mortgages - construction	2	251
Installment loans to individuals	1	7
Total	6	$539

Troubled debt restructurings amounted to approximately $17,478,000 and $19,037,000 as of December 31, 2011 and 2010.

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

The following table presents the credit quality categories identified above as of December 31, 2011 and 2010:

	2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$51,663	$177,916	$152,994	$19,652	$11,291	$413,516
Special Mention	1,198	89	5,804	—	—	7,091
Substandard	268	1,378	5,490	9,805	6	16,947
Doubtful	—	—	—	—	—	—
Total	$53,129	$179,383	$164,288	$29,457	$11,297	$437,554

	2010
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$49,702	$171,588	$145,887	$11,840	$9,408	$388,425
Special Mention	565	526	9,195	—	—	10,286
Substandard	586	1,464	5,107	10,705	24	17,886
Doubtful	—	—	—	—	—	—
Total	$50,853	$173,578	$160,189	$22,545	$9,432	$416,597

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

Activity in the allowance is presented for the twelve months ended December 31, 2011 and 2010:

	2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Beginning Balance	$466	$980	$1,508	$2,893	$188	$6,035
Charge-offs	(35)	(46)	—	(1,543)	(87)	(1,711)
Recoveries	10	39	24	8	49	130
Provision	(11)	(9)	1,187	1,488	45	2,700
Ending Balance	$430	$964	$2,719	$2,846	$195	$7,154

	2010
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Beginning Balance	$569	$972	$1,491	$1,403	$222	$4,657
Charge-offs	(266)	(149)	(82)	(268)	(137)	(902)
Recoveries	18	15	—	9	88	130
Provision	145	142	99	1,749	15	2,150
Ending Balance	$466	$980	$1,508	$2,893	$188	$6,035

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central Pennsylvania. Although the Company has a diversified loan portfolio at December 31, 2011 and 2010, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of loans at December 31, 2011 and 2010 as follows:

	December 31,
	2011	2010
Owners of residential rental properties	13.86%	14.21%
Owners of commercial rental properties	16.83%	16.66%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and 2010:

	2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$101	$1,481	$2,155	$—	$3,737
Collectively evaluated for impairment	430	863	1,238	691	195	3,417
Total ending allowance balance	$430	$964	$2,719	$2,846	$195	$7,154

Loans:
Individually evaluated for impairment	$—	$1,603	$6,532	$9,744	$—	$17,879
Collectively evaluated for impairment	53,129	177,780	157,756	19,713	11,297	419,675
Total ending loans balance	$53,129	$179,383	$164,288	$29,457	$11,297	$437,554

	2010
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$80	$158	$2,518	$—	$2,756
Collectively evaluated for impairment	466	900	1,350	375	188	3,279
Total ending allowance balance	$466	$980	$1,508	$2,893	$188	$6,035

Loans:
Individually evaluated for impairment	$90	$1,460	$4,387	$10,120	$—	$16,057
Collectively evaluated for impairment	50,763	172,118	155,802	12,425	9,432	400,540
Total ending loans balance	$50,853	$173,578	$160,189	$22,545	$9,432	$416,597

NOTE 6 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31, 2011 and 2010:

(In Thousands)	2011	2010
Land	$1,480	$1,480
Premises	7,440	7,350
Furniture and equipment	7,325	6,809
Leasehold improvements	967	885
Total	17,212	16,524
Less accumulated depreciation and amortization	9,505	8,866
Net premises and equipment	$7,707	$7,658

Depreciation and amortization charged to operations for the years ended 2011, 2010, and 2009 was $701,000, $731,000, and $724,000, respectively.

NOTE 7 - GOODWILL

As of December 31, 2011 and 2010 goodwill had a gross carrying value of $3,308,000 and accumulated amortization of $276,000 resulting in a net carrying amount of $3,032,000.

The gross carrying amount of goodwill is tested for impairment in the third quarter of each fiscal year.  Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, there was no evidence of impairment of the carrying amount at December 31, 2011 and 2010, respectively.

NOTE 8 - TIME DEPOSITS

Time deposits of $100,000 or more totaled approximately $62,130,000 on December 31, 2011 and $63,610,000 on December 31, 2010. Interest expense related to such deposits was approximately $965,000, $1,461,000, and $2,336,000, for the years ended December 31, 2011, 2010, and 2009, respectively.

At December 31, 2011, the scheduled maturities on time deposits of $100,000 or more are as follows:

(In Thousands)	2011
Three months or less	$13,189
Three months to six months	7,916
Six months to twelve months	15,234
Over twelve months	25,791
Total	$62,130

Total time deposit maturities are as follows at December 31, 2011:

(In Thousands)	2011
2012	$99,913
2013	34,999
2014	27,889
2015	6,429
2016	1,710
Thereafter	1,581
Total	$172,521

NOTE 9 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and primarily FHLB advances, which generally represent overnight or less than six month borrowings.  In addition to the outstanding balances noted below, the Bank also had additional lines of credit totaling $27,554,000 available from correspondent banks other than the FHLB.  The outstanding balances and related information for short-term borrowings are summarized as follows at December 31, 2011, 2010, and 2009:

(In Thousands)	2011	2010	2009
Repurchase Agreements:
Balance at year end	$13,153	$13,289	$13,199
Maximum amount outstanding at any month end	17,920	20,815	16,008
Average balance outstanding during the year	15,555	14,305	13,664
Weighted-average interest rate:
At year end	1.02%	1.58%	2.01%
Paid during the year	1.21%	1.80%	2.21%

Open Repo Plus:
Balance at year end	$16,445	$14,010	$5,155
Maximum amount outstanding at any month end	16,445	14,010	40,330
Average balance outstanding during the year	2,480	1,066	11,772
Weighted-average interest rate:
At year end	0.34%	0.62%	0.62%
Paid during the year	0.57%	0.65%	0.71%

Short-Term FHLB:
Balance at year end	$—	$—	$—
Maximum amount outstanding at any month end	1,000	—	15,000
Average balance outstanding during the year	82	—	2,205
Weighted-average interest rate:
At year end	—	—	—
Paid during the year	0.17%	—	0.42%

NOTE 10 — LONG-TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2011 and 2010:

(In Thousands)

		Weighted-	Weighted-	Stated Interest
		Average Interest	Average Interest	Rate Range
Description	Maturity	Rate 2011	Rate 2010	From	To	2011	2010
Variable	2011	—	4.49%	4.25%	4.72%	—	10,000
Variable	2012	4.18%	4.18%	3.68%	4.43%	15,000	15,000
Variable	2013	3.74%	3.74%	3.74%	3.74%	5,000	5,000
Variable	2015	3.97%	3.97%	3.97%	3.97%	10,000	10,000
Variable	2017	4.22%	4.22%	4.15%	4.28%	20,000	20,000
Variable	2018	3.18%	3.18%	3.18%	3.18%	10,000	10,000
Total Variable		3.95%	4.03%			60,000	70,000
Fixed	2011	—	6.92%	6.92%	6.92%	—	500
Fixed	2013	5.87%	5.87%	5.87%	5.87%	528	528
Fixed	2015	6.92%	6.92%	6.92%	6.92%	750	750
Total Fixed		6.49%	6.61%			1,278	1,778
Total		4.01%	4.09%			$61,278	$71,778

(In Thousands)

Year Ending		Weighted-
December 31,	Amount	Average Rate
2012	15,000	4.18%
2013	5,528	3.94%
2014	—	—
2015	10,750	4.18%
2016	—	—
Thereafter	30,000	3.87%
	$61,278	4.01%

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

The Bank maintains a credit arrangement which includes a revolving line of credit with the FHLB.  Under this credit arrangement, the Bank has a remaining borrowing capacity of $127,390,000 at December 31, 2011, which is subject to annual renewal, and typically incurs no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of the Bank which consist principally of first mortgage loans and mortgage-backed securities.

NOTE 11 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset position at December 31, 2011 and 2010:

(In Thousands)	2011	2010
Deferred tax assets:
Allowance for loan losses	$2,432	$2,001
Deferred compensation	477	462
Pension	2,258	1,501
Loan fees and costs	409	353
Investment securities allowance	1,292	1,495
Unrealized loss on available for sale securities	—	3,748
Low income housing credit carryforward	3,250	2,876
Other	963	803
Total	11,081	13,239

Deferred tax liabilities:
Unrealized gain on available for sale securities	1,501	—
Bond accretion	483	334
Depreciation	355	332
Amortization	751	676
Total	3,090	1,342
Deferred tax asset, net	$7,991	$11,897

No valuation allowance was established at December 31, 2011 and 2010, because of the Company’s ability to carry back capital losses to recover taxes paid in previous years and certain tax strategies, together with the anticipated future taxable income as evidenced by the Company’s earning potential.

The provision or benefit for income taxes is comprised of the following for the year ended December 31, 2011, 2010, and 2009:

(In Thousands)	2011	2010	2009
Currently payable	$2,370	$1,625	$1,360
Deferred benefit	(457)	(243)	(2,102)
Total provision (benefit)	$1,913	$1,382	$(742)

A reconciliation between the expected income tax or benefit and the effective income tax rate on income before income tax provision or benefit follows for the year ended December 31, 2011, 2010, and 2009:

	2011		2010		2009
(In Thousands)	Amount	%	Amount	%	Amount	%

Provision at expected rate	$4,854	34.00%	$4,186	34.00%	$1,819	34.00%
Decrease in tax resulting from:
Tax-exempt income	(2,141)	(15.00)	(2,061)	(16.74)	(2,005)	(37.47)
Tax credits	(737)	(5.16)	(705)	(5.73)	(560)	(10.47)
Other, net	(63)	(0.44)	(38)	(0.31)	4	0.07
Effective income tax provision (benefit) and rate	$1,913	13.40%	$1,382	11.22%	$(742)	(13.87)%

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

The following table sets forth the obligation and funded status as of December 31, 2011 and 2010:

(In Thousands)	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$13,448	$11,329
Service cost	396	498
Interest cost	712	682
Actuarial (gain) loss	(262)	238
Benefits paid	(370)	(249)
Other, change in actuarial assumptions	2,241	950
Benefit obligation at end of year	16,165	13,448

Change in plan assets:
Fair value of plan assets at beginning of year	9,034	7,954
Actual return on plan assets	(109)	915
Employer contribution	960	443
Benefits paid	(398)	(278)
Adjustment to fair value of plan assets	38	—
Fair value of plan assets at end of year	9,525	9,034
Funded status	$(6,640)	$(4,414)

Accounts recognized on balance sheet as:
Total liabilities	$(6,640)	$(4,414)

Amounts not yet recognized as a component of net periodic pension cost:
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net transition asset	$(2)	$(4)
Prior service cost	51	77
Net loss	6,213	3,583
Total	$6,262	$3,656

The accumulated benefit obligation for the Plan was $14,450,000 and $11,803,000 at December 31, 2011 and 2010, respectively.

Components of Net Periodic Cost and Other Amounts Recognized in other Comprehensive Income as of December 31, 2011, 2010, and 2009 are as follows:

(In Thousands)	2011	2010	2009
Net periodic pension cost:
Service cost	$424	$527	$544
Interest cost	712	682	679
Expected return on plan assets	(742)	(642)	(508)
Amortization of transition asset	(3)	(3)	(3)
Amortization of prior service cost	26	25	25
Amortization of unrecognized net loss	164	146	339
Net periodic benefit cost	$581	$735	$1,076

The estimated net transition asset and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $3,000 and $25,000, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31, 2011, 2010, and 2009:

	2011	2010	2009
Discount rate	4.50%	5.50%	6.00%
Rate of compensation increase	3.00%	3.00%	3.00%

Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Discount rate	5.50%	6.00%	5.75%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	4.75%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Plan’s weighted-average asset allocations at December 31, 2011 and 2010 by asset category are as follows:

Asset Category	2011	2010
Cash	3.24%	2.59%
Fixed income securities	36.30	35.95
Equity	60.46	61.46
Total	100.00%	100.00%

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

The following table sets forth by level, within the fair value hierarchy detailed in Note 20. Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2011 and 2010:

	2011
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$304	$—	$—	$304
Mutual funds - taxable fixed income	3,451	—	—	3,451
Mutual funds - domestic equity	4,432	—	—	4,432
Mutual funds - international equity	1,338	—	—	1,338
Total assets at fair value	$9,525	$—	$—	$9,525

	2010
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$202	$—	$—	$202
Mutual funds - taxable fixed income	3,257	—	—	3,257
Mutual funds - domestic equity	4,200	—	—	4,200
Mutual funds - international equity	1,375	—	—	1,375
Total assets at fair value	$9,034	$—	$—	$9,034

The following future benefit payments that reflect expected future service, as appropriate, are expected to be paid:

(In Thousands)

2012	$563
2013	560
2014	607
2015	616
2016	644
2017-2021	4,055
$7,045

The company expects to contribute a minimum of $750,000 to its Pension Plan in 2012.

401(k) Savings Plan

The Company also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Company may make matching contributions equal to a discretionary percentage that is determined by the Board of Directors.  Participants are at all times fully vested in their contributions and vest over a period of five years regarding the employer contribution.  Contribution expense was approximately $101,000, $117,000, and $112,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan whereby participating directors elect to forego directors’ fees paid in cash.  Under this plan, the Company will make payments for a ten-year period beginning at the later of age 65 or ceasing to be a director in most cases or at death, if earlier, at which time payments would be made to their designated beneficiaries.

To fund benefits under the deferred compensation plan, the Company has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company. The Company incurred expenses related to the plan of $114,000, $254,000, and $96,000 for the years ended December 31, 2011, 2010, and 2009, respectively.  Benefits paid under the plan were approximately $160,000, $160,000, and $161,000 in 2011, 2010, and 2009, respectively.

NOTE 13 - EMPLOYEE STOCK PURCHASE PLAN

The Company implemented the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company. The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually. There were 1,924 and 2,170 shares issued under the plan for the years ended December 31, 2011 and 2010, respectively.

NOTE 14 - STOCK OPTIONS

The Company maintained the 1998 Stock Option Plan (“1998 Plan”) for key employees and directors.  Incentive stock options and nonqualified stock options were granted to eligible employees of the Bank and nonqualified options were granted to directors of the Company.  Incentive nonqualified stock options granted under the 1998 Plan were exercisable not later than ten years after the date of grant.  Each option granted under the 1998 Plan was exercisable only after the expiration of six months following the date of grant of such options.  All options issued under the 1998 Plan were either forfeited or exercised as of December 31, 2010.

A summary of the status of the Company’s common stock option plans are presented below:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	—	$—	990	$24.72
Granted	—	—	—	—
Exercised	—	—	(441)	24.72
Forfeited	—	—	(549)	24.72

Outstanding, end of year	—	$—	—	$—

Options exercisable at year-end	—	$—	—	$—

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

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31, 2011 and 2010:

	Beginning			Ending
(In Thousands)	Balance	Additions	Payments	Balance
2011	$8,366	$3,877	$(3,599)	$8,644
2010	8,744	816	(1,194)	8,366

Deposits from related parties held by the Bank amounted to $5,668,000 at December 31, 2011 and $7,281,000 at December 31, 2010.

NOTE 16 — COMMITMENTS AND CONTINGENT LIABILITIES

The following schedule shows future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2011:

(In Thousands)

2012	$422
2013	352
2014	307
2015	274
2016	220
Thereafter	1,303
Total	$2,878

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities.  Total rental expense for all operating leases for the years ended December 31, 2011, 2010, and 2009 were $399,000, $387,000 and $392,000.

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2011 and 2010:

(In Thousands)	2011	2010
Commitments to extend credit	$80,320	$82,124
Standby letters of credit	1,180	1,228

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

As of December 31, 2011 and 2010, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios must be at least 10%, 6%, and 5%, respectively.

The Company’s and the Bank’s actual capital ratios are presented in the following tables, which shows that both met all regulatory capital requirements.

Consolidated Company

	2011		2010
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$77,863	15.27%	$72,855	15.95%
For Capital Adequacy Purposes	40,796	8.00	36,544	8.00
To Be Well Capitalized	50,995	10.00	45,680	10.00

Tier I Capital (to Risk-weighted Assets)
Actual	$71,064	13.94%	$66,371	14.53%
For Capital Adequacy Purposes	20,398	4.00	18,272	4.00
To Be Well Capitalized	30,597	6.00	27,408	6.00

Tier I Capital (to Average Assets)
Actual	$71,064	9.57%	$66,371	9.55%
For Capital Adequacy Purposes	29,688	4.00	27,790	4.00
To Be Well Capitalized	37,110	5.00	34,738	5.00

Bank

	2011		2010
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$66,734	13.32%	$61,860	13.78%
For Capital Adequacy Purposes	40,074	8.00	35,924	8.00
To Be Well Capitalized	50,093	10.00	44,906	10.00

Tier I Capital (to Risk-weighted Assets)
Actual	$60,454	12.07%	$56,199	12.51%
For Capital Adequacy Purposes	20,037	4.00	17,962	4.00
To Be Well Capitalized	30,056	6.00	26,943	6.00

Tier I Capital (to Average Assets)
Actual	$60,454	8.24%	$56,199	8.17%
For Capital Adequacy Purposes	29,342	4.00	27,515	4.00
To Be Well Capitalized	36,678	5.00	34,394	5.00

NOTE 19 - REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks. Accordingly, at December 31, 2011, the balance in the additional paid in capital account totaling $11,657,000 is unavailable for dividends.

The Bank is subject to regulatory restrictions, which limit its ability to loan funds to Penns Woods Bancorp, Inc.  At December 31, 2011, the regulatory lending limit amounted to approximately $10,142,000.

Cash and Due from Banks

Included in cash and due from banks are reserves required by the district Federal Reserve Bank of $1,131,000 and $1,129,000 at December 31, 2011 and 2010, respectively.  The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

NOTE 20 - FAIR VALUE MEASUREMENTS

The following disclosures show the hierarchal disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value.  The three broad levels of pricing observations are as follows:

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of December 31, 2011 and 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2011
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$28,671	$—	$28,671
State and political securities	—	178,301	—	178,301
Other debt securities	—	49,514	—	49,514
Financial institution securities	10,802	—	—	10,802
Other equity securities	2,809	—	—	2,809
Total assets measured on a recurring basis	$13,611	$256,486	$—	$270,097

	2010
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$26,613	$—	$26,613
State and political securities	—	154,787	—	154,787
Other debt securities	—	20,608	—	20,608
Financial institution securities	13,191	—	—	13,191
Other equity securities	366	—	—	366
Total assets measured on a recurring basis	$13,557	$202,008	$—	$215,565

The following table presents the assets reported on the balance sheet at their fair value on a non-recurring basis as of December 31, 2011 and 2010, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2011
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$14,142	$14,142
Other real estate owned	—	2,144	—	2,144
Total assets measured on a non-recurring basis	$—	$2,144	$14,142	$16,286

	2010
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,301	$13,301
Other real estate owned	—	609	—	609
Total assets measured on a non-recurring basis	$—	$609	$13,301	$13,910

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

The fair values of the Company’s financial instruments are as follows at December 31, 2011 and 2010:

	2011		2010
	Carrying	Fair	Carrying	Fair
(In Thousands)	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$13,885	$13,885	$9,493	$9,493
Investment securities:
Available for sale	270,097	270,097	215,565	215,565
Held to maturity	54	55	83	83
Loans held for sale	3,787	3,787	6,658	6,658
Loans, net	428,805	432,300	409,522	402,250
Bank-owned life insurance	16,065	16,065	15,436	15,436
Accrued interest receivable	3,905	3,905	3,765	3,765

Financial liabilities:
Interest-bearing deposits	$470,310	$471,212	$428,161	$419,058
Noninterest-bearing deposits	111,354	111,354	89,347	89,347
Short-term borrowings	29,598	29,598	27,299	27,299
Long-term borrowings, FHLB	61,278	65,848	71,778	75,790
Accrued interest payable	536	536	750	750

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of December 31, 2011 and 2010.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

The fair values above do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

Long Term Borrowings, FHLB:

The fair value of long term borrowings is based on the discounted value of contractual cash flows.

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the fair value of off-balance sheet items at December 31, 2011 and 2010.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 17.

NOTE 22 — PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31,

(In Thousands)	2011	2010
ASSETS:
Cash	$69	$90
Investment in subsidiaries:
Bank	67,770	53,969
Nonbank	12,475	12,392
Other assets	272	259
Total Assets	$80,586	$66,710
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$126	$90
Shareholders’ equity	80,460	66,620
Total liability and shareholders’ equity	$80,586	$66,710

CONDENSED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2011	2010	2009
Operating income:
Dividends from subsidiaries	$7,266	$7,365	$7,283
Security gains	—	—	1
Equity in undistributed earnings of subsidiaries	5,414	3,892	(897)
Operating expenses	(318)	(328)	(294)
Net income	$12,362	$10,929	$6,093

CONDENSED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$12,362	$10,929	$6,093
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(5,414)	(3,892)	897
Other, net	23	(25)	—
Net cash provided by operating activities	6,971	7,012	6,990
INVESTING ACTIVITIES:
Investment in subsidiaries	—	—	—
FINANCING ACTIVITIES:
Dividends paid	(7,059)	(7,056)	(7,052)
Issuance of common stock	67	67	71
Stock options exercised	—	10	—
Purchase of treasury stock	—	(46)	—
Net cash used for financing activities	(6,992)	(7,025)	(6,981)
NET (DECREASE) INCREASE IN CASH	(21)	(13)	9
CASH, BEGINNING OF YEAR	90	103	94
CASH, END OF YEAR	$69	$90	$103

NOTE 23 — CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, Except Per Share Data)	For the Three Months Ended
2011	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$8,982	$8,884	$9,173	$9,337
Interest expense	1,985	1,966	1,963	1,742

Net interest income	6,997	6,918	7,210	7,595

Provision for loan losses	600	600	600	900
Non-interest income	1,820	1,864	1,982	1,932
Securities gains, net	125	9	8	479
Non-interest expense	4,988	4,856	4,968	5,152

Income before income tax provision	3,354	3,335	3,632	3,954
Income tax provision	501	371	482	559

Net income	$2,853	$2,964	$3,150	$3,395

Earnings per share - basic	$0.74	$0.78	$0.82	$0.88

Earnings per share - diluted	$0.74	$0.78	$0.82	$0.88

(In Thousands, Except Per Share Data)	For the Three Months Ended
2010	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$8,989	$9,124	$9,182	$9,067
Interest expense	2,691	2,534	2,424	2,219

Net interest income	6,298	6,590	6,758	6,848

Provision for loan losses	300	400	700	750
Non-interest income	1,699	1,952	1,761	1,874
Securities gains (losses), net	(3)	56	109	11
Non-interest expense	4,986	4,990	4,704	4,812

Income before income tax provision	2,708	3,208	3,224	3,171
Income tax provision	260	436	376	310

Net income	$2,448	$2,772	$2,848	$2,861

Earnings per share - basic	$0.64	$0.72	$0.74	$0.75

Earnings per share - diluted	$0.64	$0.72	$0.74	$0.75

ITEM 9                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A                CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2011 of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because there were no material weaknesses discovered, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

S.R. Snodgrass, A.C. an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K, as part of the audit, has issued  a report, which appears below, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

Date: March 13, 2012	/s/ Richard A. Grafmyre	/s/ Brian L. Knepp
	Chief Executive Officer	Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Penns Woods Bancorp, Inc.

We have audited Penns Woods Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Penns Woods Bancorp, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Penns Woods Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Penns Woods Bancorp, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011, and our opinion dated March 13, 2012, expressed an unqualified opinion.

Wexford, PA

March 13, 2012

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information appearing under the captions “The Board of Directors and its Committees,” “Election of Directors,” “Information as to Nominees and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Principal Officers of the Corporation,” and “Certain Transactions” in the Company’s Proxy Statement dated March 21, 2012 (the “Proxy Statement”) is incorporated herein by reference.

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

(10)	(ii)

Consulting Agreement, dated July 18, 2005 between Hubert A. Valencik and Penns Woods Bancorp, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 18, 2005).

(10)	(iii)

Consulting Agreement, dated September 28, 2010, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and William H. Rockey (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on 8-K filed on October 4, 2010).*

(10)	(iv)

Employment Agreement, dated June 1, 2010, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Brian L. Knepp (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 3, 2010).*

(10)	(v)

Employment Agreement, dated October 29, 2010, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Richard A. Grafmyre (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 2, 2010).*

(10)	(vi)	Employment Agreement, dated February 28, 2011, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Ann M. Riles.*
(21)		Subsidiaries of the Registrant.
(23)		Consent of Independent Certified Public Accountants.
(31)	(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31) (ii)		Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32)	(i)	Section 1350 Certification of Chief Executive Officer.
(32)	(ii)	Section 1350 Certification of Principal Financial Officer.
Exhibit 101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2011 and December 31, 2010; (ii) the Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

* Denotes compensatory plan or arrangement.

EXHIBIT INDEX

(3)	(ii)	Bylaws of the Registrant.
(10)	(vi)	Employment Agreement, dated February 28, 2011, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Ann M. Riles
(21)		Subsidiaries of the Registrant.
(23)		Consent of Independent Certified Public Accountants.
(31)	(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31)	(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32)	(i)	Section 1350 Certification of Chief Executive Officer.
(32)	(ii)	Section 1350 Certification of Principal Financial Officer.
Exhibit 101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2011 and December 31, 2010; (ii) the Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2012	PENNS WOODS BANCORP, INC.

	By:	/s/ Richard A. Grafmyre
President & Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Richard A. Grafmyre
Richard A. Grafmyre, President, Chief Executive Officer and Director	March 13, 2012
(Principal Executive Officer)

/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer (Principal Financial Officer)	March 13, 2012

/s/ Ronald A. Walko
Ronald A. Walko, Chairman of the Board	March 13, 2012

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 13, 2012

/s/ H. Thomas Davis, Jr.
H. Thomas Davis, Jr., Director	March 13, 2012

/s/ James M. Furey, II
James M. Furey, II, Director	March 13, 2012

/s/ D. Michael Hawbaker
D. Michael Hawbaker, Director	March 13, 2012

/s/ Leroy H. Keiler, III
Leroy H. Keiler, III, Director	March 13, 2012

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Director	March 13, 2012

/s/ William H. Rockey
William H. Rockey, Director	March 13, 2012

/s/ Hubert A. Valencik
Hubert A. Valencik, Director	March 13, 2012