Form 10-Q
period 2012-03-31
PENNS WOODS BANCORP INC
filed 2012-05-09
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2012.

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

On May 2, 2012 there were 3,837,576 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share Data)	2012	2011
ASSETS:
Noninterest-bearing balances	$16,272	$13,829
Interest-bearing deposits in other financial institutions	7,159	56
Total cash and cash equivalents	23,431	13,885

Investment securities, available for sale, at fair value	284,778	270,097
Investment securities, held to maturity, (fair value of $55)	55	54
Loans held for sale	2,065	3,787
Loans	443,577	435,959
Less: Allowance for loan losses	7,745	7,154
Loans, net	435,832	428,805
Premises and equipment, net	8,283	7,707
Accrued interest receivable	4,100	3,905
Bank-owned life insurance	15,973	16,065
Investment in limited partnerships	3,379	3,544
Goodwill	3,032	3,032
Deferred tax asset	6,416	7,991
Other assets	5,770	5,081
TOTAL ASSETS	$793,114	$763,953

LIABILITIES:
Interest-bearing deposits	$505,271	$470,310
Noninterest-bearing deposits	116,271	111,354
Total deposits	621,542	581,664

Short-term borrowings	14,768	29,598
Long-term borrowings, Federal Home Loan Bank (FHLB)	61,278	61,278
Accrued interest payable	506	536
Other liabilities	9,741	10,417
TOTAL LIABILITIES	707,835	683,493

SHAREHOLDERS’ EQUITY:
Common stock, par value $8.33, 10,000,000 shares authorized; 4,018,068 and 4,017,677 shares issued	33,484	33,480
Additional paid-in capital	18,127	18,115
Retained earnings	38,279	36,394
Accumulated other comprehensive gain (loss):
Net unrealized gain on available for sale securities	5,832	2,914
Defined benefit plan	(4,133)	(4,133)
Less: Treasury stock at cost, 180,596 shares	(6,310)	(6,310)
TOTAL SHAREHOLDERS’ EQUITY	85,279	80,460
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$793,114	$763,953

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2012	2011

INTEREST AND DIVIDEND INCOME:
Loans, including fees	$6,314	$6,288
Investment securities:
Taxable	1,474	1,375
Tax-exempt	1,405	1,267
Dividend and other interest income	92	52
TOTAL INTEREST AND DIVIDEND INCOME	9,285	8,982

INTEREST EXPENSE:
Deposits	961	1,194
Short-term borrowings	34	57
Long-term borrowings, FHLB	620	734
TOTAL INTEREST EXPENSE	1,615	1,985

NET INTEREST INCOME	7,670	6,997

PROVISION FOR LOAN LOSSES	600	600

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,070	6,397

NON-INTEREST INCOME:
Service charges	447	503
Securities gains, net	589	125
Bank-owned life insurance	268	174
Gain on sale of loans	183	249
Insurance commissions	442	209
Brokerage commissions	212	274
Other	622	411
TOTAL NON-INTEREST INCOME	2,763	1,945

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,017	2,632
Occupancy, net	328	348
Furniture and equipment	346	308
Pennsylvania shares tax	169	172
Amortization of investment in limited partnerships	165	166
FDIC deposit insurance	123	187
Other	1,316	1,175
TOTAL NON-INTEREST EXPENSE	5,464	4,988

INCOME BEFORE INCOME TAX PROVISION	4,369	3,354
INCOME TAX PROVISION	680	501
NET INCOME	$3,689	$2,853

EARNINGS PER SHARE - BASIC	$0.96	$0.74

EARNINGS PER SHARE - DILUTED	$0.96	$0.74

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,837,204	3,835,295

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,837,204	3,835,295

DIVIDENDS PER SHARE	$0.47	$0.46

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2012	2011

Net Income	$3,689	$2,853
Other comprehensive income:
Change in unrealized gain on available for sale securities	5,010	2,051
Tax Effect	(1,703)	(697)
Net realized gain included in net income	589	125
Tax Effect	(200)	(42)
Total other comprehensive income	2,918	1,271
Comprehensive income	$6,607	$4,124

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2010	4,015,753	$33,464	$18,064	$31,091	$(9,689)	$(6,310)	$66,620

Comprehensive income:
Net income				2,853			2,853
Other comprehensive income					1,271		1,271
Dividends declared, ($0.46 per share)				(1,764)			(1,764)
Common shares issued for employee stock purchase plan	480	4	14				18
Balance, March 31, 2011	4,016,233	$33,468	$18,078	$32,180	$(8,418)	$(6,310)	$68,998

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2011	4,017,677	$33,480	$18,115	$36,394	$(1,219)	$(6,310)	$80,460

Comprehensive income:
Net income				3,689			3,689
Other comprehensive income					2,918		2,918
Dividends declared, ($0.47 per share)				(1,804)			(1,804)
Common shares issued for employee stock purchase plan	391	4	12				16
Balance, March 31, 2012	4,018,068	$33,484	$18,127	$38,279	$1,699	$(6,310)	$85,279

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands)	2012	2011

OPERATING ACTIVITIES:
Net Income	$3,689	$2,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191	175
Provision for loan losses	600	600
Accretion and amortization of investment security discounts and premiums	(377)	(459)
Securities gains, net	(589)	(125)
Originations of loans held for sale	(4,301)	(8,686)
Proceeds of loans held for sale	6,206	10,775
Gain on sale of loans	(183)	(249)
Earnings on bank-owned life insurance	(268)	(174)
Decrease in prepaid federal deposit insurance	112	165
Other, net	(1,590)	(693)
Net cash provided by operating activities	3,490	4,182
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	9,765	2,728
Proceeds from calls and maturities	3,400	2,001
Purchases	(22,741)	(7,876)
Investment securities held to maturity:
Proceeds from sales	—	5
Proceeds from calls and maturities	—	25
Net (increase) decrease in loans	(7,627)	2,892
Acquisition of bank premises and equipment	(767)	(151)
Proceeds from the sale of foreclosed assets	131	92
Purchase of bank-owned life insurance	(29)	(32)
Proceeds from bank-owned life insurance death benefit	383	—
Proceeds from redemption of regulatory stock	281	345
Net cash (used for) provided by investing activities	(17,204)	29
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	34,961	5,278
Net increase in noninterest-bearing deposits	4,917	5,931
Net decrease in short-term borrowings	(14,830)	(11,663)
Dividends paid	(1,804)	(1,764)
Issuance of common stock	16	18
Net cash provided by (used for) financing activities	23,260	(2,200)
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,546	2,011
CASH AND CASH EQUIVALENTS, BEGINNING	13,885	9,493
CASH AND CASH EQUIVALENTS, ENDING	$23,431	$11,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,645	$2,041
Income taxes paid	925	750
Transfer of loans to foreclosed real estate	—	577

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for the fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 37 through 43 of the Annual Report on Form 10-K for the year ended December 31, 2011.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2 — Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.  The main objective in developing this update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this update apply to all entities, both public and nonpublic.  The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  This ASU did not have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. The Company has provided the necessary disclosures in Note 10 — Fair Value Measurements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  The amendments in this update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this update.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The amendments in this update should be applied retrospectively, and early adoption is permitted.  The Company has provided the necessary disclosure in the Consolidated Statement of Comprehensive Income.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment.  The objective of this update is to simplify how entities test goodwill for impairment.  The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or have not yet been made available for issuance.  This ASU did not have a significant impact on the Company’s financial statements.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  The amendments in this update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement.  The requirements amend the disclosure requirements on offsetting in Section 210-20-50.  This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this update.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s financial statements.

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

Note 3 — Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share.  Net income as presented on the consolidated statement of income will be used as the numerator.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive earnings per share computation.

	Three Months Ended March 31,
	2012	2011
Weighted average common shares issued	4,017,800	4,015,891

Average treasury stock shares	(180,596)	(180,596)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,837,204	3,835,295

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,837,204	3,835,295

There were no options outstanding during the three months ended March 31, 2011 and 2012.

Note 4 — Investment Securities

The amortized cost and fair values of investment securities at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$21,801	$1,698	$—	$23,499
State and political securities	175,921	9,570	(3,320)	182,171
Other debt securities	66,170	284	(788)	65,666
Total debt securities	263,892	11,552	(4,108)	271,336
Financial institution equity securities	8,866	1,313	(22)	10,157
Other equity securities	3,184	145	(44)	3,285
Total equity securities	12,050	1,458	(66)	13,442
Total investment securities AFS	$275,942	$13,010	$(4,174)	$284,778

Held to maturity (HTM)
Other debt securities	$55	$—	$—	$55
Total investment securities HTM	$55	$—	$—	$55

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$26,755	$1,916	$—	$28,671
State and political securities	174,790	8,398	(4,887)	178,301
Other debt securities	51,447	133	(2,066)	49,514
Total debt securities	252,992	10,447	(6,953)	256,486
Financial institution equity securities	9,939	1,095	(232)	10,802
Other equity securities	2,751	133	(75)	2,809
Total equity securities	12,690	1,228	(307)	13,611
Total investment securities AFS	$265,682	$11,675	$(7,260)	$270,097

Held to maturity (HTM)
Other debt securities	$54	$1	$—	$55
Total investment securities HTM	$54	$1	$—	$55

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011.

	March 31, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

State and political securities	$9,513	$(382)	$17,392	$(2,938)	$26,905	$(3,320)
Other debt securities	41,084	(786)	98	(2)	41,182	(788)
Total debt securities	50,597	(1,168)	17,490	(2,940)	68,087	(4,108)
Financial institution equity securities	193	(7)	142	(15)	335	(22)
Other equity securities	462	(7)	125	(37)	587	(44)
Total equity securities	655	(14)	267	(52)	922	(66)
Total	$51,252	$(1,182)	$17,757	$(2,992)	$69,009	$(4,174)

	December 31, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

State and political securities	$1,142	$(6)	$28,260	$(4,881)	$29,402	$(4,887)
Other debt securities	35,858	(2,048)	82	(18)	35,940	(2,066)
Total debt securities	37,000	(2,054)	28,342	(4,899)	65,342	(6,953)
Financial institution equity securities	1,140	(116)	273	(116)	1,413	(232)
Other equity securities	263	(65)	130	(10)	393	(75)
Total equity securities	1,403	(181)	403	(126)	1,806	(307)
Total	$38,403	$(2,235)	$28,745	$(5,025)	$67,148	$(7,260)

At March 31, 2012 there were a total of 54 and 51 individual securities that were in a continuous unrealized loss position for less than twelve months and twelve months or greater, respectively.

The Company reviews its position quarterly and has determined that, at March 31, 2012, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  There were 105 positions that were temporarily impaired at March 31, 2012.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
(In Thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$10,315	$10,332	$55	$55
Due after one year to five years	41,905	41,709	—	—
Due after five years to ten years	21,569	21,560	—	—
Due after ten years	190,103	197,735	—	—
Total	$263,892	$271,336	$55	$55

Total gross proceeds from sales of securities available for sale were $9,765,000 and $2,728,000, for the three months ended March 31, 2012 and 2011, respectively.  The following table represents gross realized gains and losses on those transactions:

	Three Months Ended March 31,
(In Thousands)	2012	2011
Gross realized gains:
U.S. Government and agency securities	$138	$4
State and political securities	6	5
Other debt securities	55	6
Financial institutions equity securities	355	—
Other equity securities	126	121
Total gross realized gains	$680	$136

Gross realized losses:
U.S. Government and agency securities	$—	$—
State and political securities	—	—
Other debt securities	—	11
Financial institutions equity securities	66	—
Other equity securities	25	—
Total gross realized losses	$91	$11

There were no impairment charges included in gross realized losses for the three months ended March 31, 2012 and 2011, respectively.

Note 5 — Federal Home Loan Bank Stock

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

The FHLB had incurred losses in 2009 and for parts of 2010 due primarily to other-than-temporary impairment credit losses on its private-label mortgage-backed securities portfolio.  These securities were the most effected by the extreme economic conditions in place during the previous several years.  As a result, the FHLB had suspended the payment of dividends and limited the amount of excess capital stock repurchases.  The FHLB has reported net income for both the fourth quarter and the year ended December 31, 2011 and declared a 0.10 percent annualized dividend to its shareholders that was paid during the first quarter of 2012. While the FHLB has not committed to regular dividend payments or future limited repurchases of excess capital stock, it will continue to monitor the overall financial performance of the FHLB in order to determine the status of limited repurchases of excess capital stock or dividends in the future.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions the world is facing.  Management also considered that the FHLB maintains regulatory capital ratios in excess of all regulatory capital requirements, liquidity appears adequate, new shares of FHLB stock continue to change hands at the $100 par value, and the resumption of dividends.

Note 6 — Credit Quality and Related Allowance for Loan Losses

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

The following table presents the related aging categories of loans, by segment, as of March 31, 2012 and December 31, 2011:

	March 31, 2012
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$53,479	$71	$—	$—	$53,550
Real estate mortgage:
Residential	184,662	1,190	—	517	186,369
Commercial	162,350	739	—	1,115	164,204
Construction	20,391	114	—	9,675	30,180
Installment loans to individuals	10,784	49	1	—	10,834
	431,666	$2,163	$1	$11,307	445,137
Less: Net deferred loan fees and discounts	(1,560)				(1,560)
Allowance for loan losses	7,745				7,745
Loans, net	$425,481				$438,952

	December 31, 2011
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$53,124	$5	$—	$—	$53,129
Real estate mortgage:
Residential	176,875	1,438	378	692	179,383
Commercial	162,977	135	—	1,176	164,288
Construction	19,605	95	—	9,757	29,457
Installment loans to individuals	11,180	111	6	—	11,297
	423,761	$1,784	$384	$11,625	437,554
Less: Net deferred loan fees and discounts	1,595				1,595
Allowance for loan losses	7,154				7,154
Loans, net	$415,012				$428,805

The following table presents the interest income if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans as of March 31, 2012 and March 31, 2011:

	Three Months Ended March 31,
(In Thousands)	2012	2011
Interest income if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans	145	210

Interest income recognized on a cash basis for non-accrual loans	40	6

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate mortgages - residential	587	596	—
Real estate mortgages - commercial	342	342	—
Real estate mortgages - construction	797	1,095	—
Installment loans to individuals	—	—	—
	1,726	2,033	—
With an allowance recorded:
Commercial and agricultural	—	—	—
Real estate mortgages - residential	833	858	98
Real estate mortgages - commercial	6,140	6,140	1,518
Real estate mortgages - construction	8,879	10,379	2,102
Installment loans to individuals	—	—	—
	15,852	17,377	3,718
Total:
Commercial and agricultural	—	—	—
Real estate mortgages - residential	1,420	1,454	98
Real estate mortgages - commercial	6,482	6,482	1,518
Real estate mortgages - construction	9,676	11,474	2,102
Installment loans to individuals	—	—	—
	$17,578	$19,410	$3,718

	December 31, 2011
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate mortgages - residential	742	751	—
Real estate mortgages - commercial	382	382	—
Real estate mortgages - construction	815	1,113	—
Installment loans to individuals	—	—	—
	1,939	2,246	—
With an allowance recorded:
Commercial and agricultural	—	—	—
Real estate mortgages - residential	861	888	101
Real estate mortgages - commercial	6,150	6,150	1,481
Real estate mortgages - construction	8,929	10,429	2,155
Installment loans to individuals	—	—	—
	15,940	17,467	3,737
Total:
Commercial and agricultural	—	—	—
Real estate mortgages - residential	1,603	1,639	101
Real estate mortgages - commercial	6,532	6,532	1,481
Real estate mortgages - construction	9,744	11,542	2,155
Installment loans to individuals	—	—	—
	$17,879	$19,713	$3,737

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended for March 31, 2012 and 2011:

	Three Months Ended March 31,
(In Thousands)	2012	2011
Average investment in impaired loans	$17,728	$10,005
Interest income recognized on an accrual basis on impaired loans	81	79
Interest income recognized on a cash basis on impaired loans	56	6

There is approximately $317,000 committed to be advanced in connection with impaired loans.

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

Loan modifications that are considered TDRs completed during the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012			2011
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate mortgages - residential	1	104	104	2	123	123
Real estate mortgages - commercial	1	37	37	3	880	880
Real estate mortgages - construction	2	26	26	2	610	610
Installment loans to individuals	—	—	—	1	2	2
Total	4	$167	$167	8	$1,615	$1,615

Loan modifications considered troubled debt restructurings made during the twelve months previous to March 31, 2012, that have defaulted during the three months ended March 31, 2012 were as follows:

	Three Months Ended March 31, 2012
(In Thousands, Except Number of Contracts)	Number of Contracts	Recorded Investment
Commercial and agricultural	—	$—
Real estate mortgages - residential	1	104
Real estate mortgages - commercial	—	—
Real estate mortgages - construction	1	236
Installment loans to individuals	—	—
Total	2	$340

Troubled debt restructurings amounted to approximately $17,361,000 and $5,362,000 as of March 31, 2012 and 2011.

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

The following table presents the credit quality categories identified above as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$52,236	$185,459	$153,037	$20,457	$10,834	$422,023
Special Mention	1,150	—	1,775	—	—	2,925
Substandard	164	910	9,392	9,723	—	20,189
Doubtful	—	—	—	—	—	—
Total	$53,550	$186,369	$164,204	$30,180	$10,834	$445,137

	December 31, 2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$51,663	$177,916	$152,994	$19,652	$11,291	$413,516
Special Mention	1,198	89	5,804	—	—	7,091
Substandard	268	1,378	5,490	9,805	6	16,947
Doubtful	—	—	—	—	—	—
Total	$53,129	$179,383	$164,288	$29,457	$11,297	$437,554

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

Activity in the allowance is presented for the three months ended March 31, 2012 and 2011:

	March 31, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Beginning Balance	$430	$964	$2,719	$2,846	$195	$7,154
Charge-offs	—	—	—	—	(32)	(32)
Recoveries	1	2	1	3	16	23
Provision	(19)	(48)	686	(22)	3	600
Ending Balance	$412	$918	$3,406	$2,827	$182	$7,745

	March 31, 2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Beginning Balance	$466	$980	$1,508	$2,893	$188	$6,035
Charge-offs	—	(25)	—	—	(19)	(44)
Recoveries	6	2	20	2	19	49
Provision	184	(66)	56	445	(19)	600
Ending Balance	$656	$891	$1,584	$3,340	$169	$6,640

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central Pennsylvania. Although the Company has a diversified loan portfolio at March 31, 2012, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of loans at March 31, 2012 and 2011 as follows:

	March 31,
	2012	2011
Owners of residential rental properties	13.99%	13.91%
Owners of commercial rental properties	16.51%	16.77%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$98	$1,518	$2,102	$—	$3,718
Collectively evaluated for impairment	412	820	1,888	725	182	4,027
Total ending allowance balance	$412	$918	$3,406	$2,827	$182	$7,745

Loans:
Individually evaluated for impairment	$—	$1,420	$6,482	$9,676	$—	$17,578
Collectively evaluated for impairment	53,550	184,949	157,722	20,504	10,834	427,559
Total ending loans balance	$53,550	$186,369	$164,204	$30,180	$10,834	$445,137

	December 31, 2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$101	$1,481	$2,155	$—	$3,737
Collectively evaluated for impairment	430	863	1,238	691	195	3,417
Total ending allowance balance	$430	$964	$2,719	$2,846	$195	$7,154

Loans:
Individually evaluated for impairment	$—	$1,603	$6,532	$9,744	$—	$17,879
Collectively evaluated for impairment	53,129	177,780	157,756	19,713	11,297	419,675
Total ending loans balance	$53,129	$179,383	$164,288	$29,457	$11,297	$437,554

Note 7 — Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended
	March 31,
(In Thousands)	2012	2011

Service cost	$157	$106
Interest cost	186	178
Expected return on plan assets	(196)	(184)
Amortization of transition obligation	(1)	(1)
Amortization of prior service cost	7	6
Amortization of net loss	109	41
Net periodic cost	$262	$146

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2011, that it expected to contribute a minimum of $750,000 to its defined benefit plan in 2012.  As of March 31, 2012, there were contributions of $250,000 made to the plan.

Note 8 — Employee Stock Purchase Plan

The Company maintains the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the three months ended March 31, 2012 and 2011, there were 391 and 480 shares issued under the plan, respectively.

Note 9 — Off Balance Sheet Risk

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(In Thousands)	2012	2011
Commitments to extend credit	$92,116	$80,320
Standby letters of credit	1,164	1,180

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

Note 10 — Fair Value Measurements

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of March 31, 2012 and December 31, 2011, by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2012
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$23,499	$—	$23,499
State and political securities	—	182,171	—	182,171
Other debt securities	—	65,666	—	65,666
Financial institution equity securities	10,157	—	—	10,157
Other equity securities	3,285	—	—	3,285
Total assets measured on a recurring basis	$13,442	$271,336	$—	$284,778

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$28,671	$—	$28,671
State and political securities	—	178,301	—	178,301
Other debt securities	—	49,514	—	49,514
Financial institution equity securities	10,802	—	—	10,802
Other equity securities	2,809	—	—	2,809
Total assets measured on a recurring basis	$13,611	$256,486	$—	$270,097

The following table presents the assets reported on the consolidated balance sheet at their fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2012
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,859	$13,859
Other real estate owned	—	—	2,034	2,034
Total assets measured on a non-recurring basis	$—	$—	$15,893	$15,893

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$14,142	$14,142
Other real estate owned	—	—	2,144	2,144
Total assets measured on a non-recurring basis	$—	$—	$16,286	$16,286

The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of March 31, 2012.

	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range
Impaired loans	13,859	Discounted cash flow	Temporary change in payment amount	0 to -30%
			Probability of default	0%

		Appraisal of collateral	Appraisal adjustments (1)	0 to -20%

Other real estate owned	2,034	Appraisal of collateral	Appraisal adjustments (1)	0%

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of appraisal adjustments are presented as a percent of the appraisal.

The significant unobservable inputs used in the fair value measurement of the Company’s impaired loans using the discounted cash flow valuation technique include temporary changes in payment amounts and the probability of default.  Significant increases (decreases) in payment amounts would result in significantly higher (lower) fair value measurements.  The probability of default is 0% for impaired loans using the discounted cash flow valuation technique because all defaulted impaired loans are valued using the appraisal of collateral valuation technique.

The significant unobservable input used in the fair value measurement of the Company’s impaired loans using the appraisal of collateral valuation technique include appraisal adjustments, which are adjustments to appraisals by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The significant unobservable input used in the fair value measurement of the Company’s other real estate owned are the same inputs used to value impaired loans using the appraisal of collateral valuation technique.

Note 11 — Fair Value of Financial Instruments

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

Fair values have been determined by the Company using historical data and an estimation methodology suitable for each category of financial instruments.  The Company’s fair value, methods, and assumptions are set forth below for the Company’s other financial instruments.

As certain assets and liabilities, such as deferred tax assets, premises and equipment, and many other operational elements of the Company, are not considered financial instruments but have value, this estimated fair value of financial instruments would not represent the full market value of the Company.

The fair values of the Company’s financial instruments are as follows at March 31, 2012 and December 31, 2011:

	Fair Value Measurements at March 31, 2012
			Quoted Prices in
			Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In Thousands)	Value	Value	(Level I)	(Level II)	(Level III)
Financial assets:
Cash and cash equivalents	$23,431	$23,431	$23,431	$—	$—
Investment securities:
Available for sale	284,778	284,778	13,442	271,336	—
Held to maturity	55	55	55	—	—
Loans held for sale	2,065	2,065	2,065	—	—
Loans, net	435,832	430,454	—	416,595	13,859
Bank-owned life insurance	15,973	15,973	15,973	—	—
Accrued interest receivable	4,100	4,100	4,100	—	—

Financial liabilities:
Interest-bearing deposits	$505,271	$503,592	$—	$503,592	—
Noninterest-bearing deposits	116,271	116,271	116,271	—	—
Short-term borrowings	14,768	14,768	14,768	—	—
Long-term borrowings, FHLB	61,278	66,304	—	66,304	—
Accrued interest payable	506	506	506	—	—

	December 31, 2011
	Carrying	Fair
(In Thousands)	Value	Value
Financial assets:
Cash and cash equivalents	$13,885	$13,885
Investment securities:
Available for sale	270,097	270,097
Held to maturity	54	55
Loans held for sale	3,787	3,787
Loans, net	428,805	424,586
Bank-owned life insurance	16,065	16,065
Accrued interest receivable	3,905	3,905

Financial liabilities:
Interest-bearing deposits	$470,310	$471,212
Noninterest-bearing deposits	111,354	111,354
Short-term borrowings	29,598	29,598
Long-term borrowings, FHLB	61,278	65,848
Accrued interest payable	536	536

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

Note 12 — Reclassification of Comparative Amounts

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2012 and 2011

Summary Results

Net income for the three months ended March 31, 2012 was $3,689,000 compared to $2,853,000 for the same period of 2011 as after-tax securities gains increased $306,000 (from a gain of $83,000 to a gain of $389,000).  In addition, a gain of $109,000 on a death benefit related to bank owned life insurance was recorded during the three months ended March 31, 2012.  Basic and diluted earnings per share for the three months ended March 31, 2012 were $0.96 compared to $0.74 for the three months ended March 31, 2011.  Return on average assets and return on average equity were 1.91% and 17.39% for the three months ended March 31, 2012 compared to 1.65% and 16.62% for the corresponding period of 2011.  Net income from core operations (“operating earnings”) increased to $3,191,000 for the three months ended March 31, 2012 compared to $2,770,000 for the same period of 2011.  Operating earnings per share for the three months ended March 31, 2012 were $0.83 basic and dilutive compared to $0.72 basic and dilutive for the three months ended March 31, 2011.

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

Reconciliation of GAAP and Non-GAAP Income

	Three Months Ended
	March 31,
(Dollars in Thousands, Except Per Share Data)	2012	2011
GAAP net income	$3,689	$2,853
Less: net securities and bank-owned life insurance gains, net of tax	498	83
Non-GAAP operating earnings	$3,191	$2,770

	Three Months Ended
	March 31,
	2012	2011
Return on average assets (ROA)	1.91%	1.65%
Less: net securities and bank-owned life insurance gains, net of tax	0.26%	0.05%
Non-GAAP operating ROA	1.65%	1.60%

	Three Months Ended
	March 31,
	2012	2011
Return on average equity (ROE)	17.39%	16.62%
Less: net securities and bank-owned life insurance gains, net of tax	2.35%	0.48%
Non-GAAP operating ROE	15.04%	16.14%

	Three Months Ended
	March 31,
	2012	2011
Basic earnings per share (EPS)	$0.96	$0.74
Less: net securities and bank-owned life insurance gains, net of tax	0.13	0.02
Non-GAAP basic operating EPS	$0.83	$0.72

	Three Months Ended
	March 31,
	2012	2011
Dilutive EPS	$0.96	$0.74
Less: net securities and bank-owned life insurance gains, net of tax	0.13	0.02
Non-GAAP dilutive operating EPS	$0.83	$0.72

Interest and Dividend Income

Interest and dividend income increased to $9,285,000 for the three months ended March 31, 2012 compared to $8,982,000 for the same period of 2011.  Loan interest including fees remained flat as the impact of portfolio growth was offset by a yield that decreased 35 basis points (“bp”) due to the downward pressure on current loan offerings and the downward repricing of the variable rate segment of the loan portfolio.  Investment portfolio interest increased due to growth in the average investment portfolio of $59,942,000 primarily from the addition of corporate and municipal bonds to the portfolio, which offset a decline in the average taxable equivalent yield of 83 bp.  Dividend and other interest income increased due to a focus on purchasing dividend-yielding investments.

Interest and dividend income composition for the three months ended March 31, 2012 and 2011 was as follows:

	For The Three Months Ended
	March 31, 2012		March 31, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,314	68.00%	$6,288	70.00%	$26	0.41%
Investment securities:
Taxable	1,474	15.88	1,375	15.31	99	7.20
Tax-exempt	1,405	15.13	1,267	14.11	138	10.89
Dividend and other interest income	92	0.99	52	0.58	40	76.92
Total interest and dividend income	$9,285	100.00%	$8,982	100.00%	$303	3.37%

Interest Expense

Interest expense for the three months ended March 31, 2012 decreased $370,000 to $1,615,000 compared to $1,985,000 for the same period of 2011.  The substantial decrease associated with deposits is primarily the result of a reduction of 37 bp in the rate paid on time deposits and a shift from higher cost time deposits to core deposits, with emphasis on money market and NOW accounts.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) interest rate actions and campaigns conducted by the Company to focus on core deposit growth (non-time deposits) as the building block to solid customer relationships.  In addition, during the past two years the time deposit portfolio has been shortened in order to increase repricing frequency.  The time deposit portfolio is now being lengthened to build protection when interest rates begin to increase with a focus on maturities of 36 months and greater.  Borrowing interest expense decreased as the significant growth in deposits has allowed for a reduction in the average balance of total borrowings.

Interest expense composition for the three months ended March 31, 2012 and 2011 was as follows:

	For The Three Months Ended
	March 31, 2012		March 31, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$961	59.50%	$1,194	60.15%	$(233)	(19.51)%
Short-term borrowings	34	2.11	57	2.87	(23)	(40.35)
Long-term borrowings, FHLB	620	38.39	734	36.98	(114)	(15.53)
Total interest expense	$1,615	100.00%	$1,985	100.00%	$(370)	(18.64)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended March 31, 2012 was 4.72% compared to 4.89% for the corresponding period of 2011.  While the net interest margin has decreased year over year, net interest income on a fully taxable equivalent basis has increased $743,000 to $8,498,000 for the three months ended March 31, 2012 compared to the corresponding period of 2011.  Driving this increase is the continued emphasis on core deposit growth.  These deposits represent a lower cost funding source than time deposits and comprise 71.5% of total deposits at March 31, 2012 compared to 64.9% at March 31, 2011.  The average rate paid on total interest-bearing deposits decreased 33 bp for the three months ended March 31, 2012 compared to the same period of 2011.  The decrease was led by the rate paid on time deposits decreasing 37 bp for the three months ended March 31, 2012 compared to the same period of 2011.  The duration of the time deposit portfolio, which was shortened over the past several years, is now being slowly lengthened due to the apparent bottoming or near bottoming of deposit rates.  FHLB long-term borrowings have been reduced by

$10,500,000 since March 31, 2011 as borrowings carrying an average rate of 4.60% matured during the three months ended December 31, 2011.

The following is a schedule of average balances and associated yields for the three months ended March 31, 2012 and 2011:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$21,591	$309	5.76%	$20,377	$308	6.13%
All other loans	422,098	6,110	5.82%	399,599	6,085	6.18%
Total loans	443,689	6,419	5.82%	419,976	6,393	6.17%

Taxable securities	147,200	1,566	4.26%	114,740	1,427	4.97%
Tax-exempt securities	130,590	2,128	6.52%	103,108	1,920	7.45%
Total securities	277,790	3,694	5.32%	217,848	3,347	6.15%

Interest-bearing deposits	2,037	—	0.00%	2,002	—	0.00%

Total interest-earning assets	723,516	10,113	5.61%	639,826	9,740	6.14%

Other assets	50,914			53,883

Total assets	$774,430			$693,709

Liabilities and shareholders’ equity:
Savings	$73,628	11	0.06%	$66,510	35	0.21%
Super Now deposits	108,369	142	0.53%	69,177	83	0.49%
Money market deposits	127,387	205	0.65%	109,196	265	0.98%
Time deposits	177,083	603	1.37%	188,561	811	1.74%
Total interest-bearing deposits	486,467	961	0.79%	433,444	1,194	1.12%

Short-term borrowings	22,058	34	0.62%	19,207	57	1.20%
Long-term borrowings, FHLB	61,278	620	4.00%	71,778	734	4.09%
Total borrowings	83,336	654	3.11%	90,985	791	3.48%

Total interest-bearing liabilities	569,803	1,615	1.13%	524,429	1,985	1.53%

Demand deposits	108,081			91,473
Other liabilities	11,669			9,155
Shareholders’ equity	84,877			68,652

Total liabilities and shareholders’ equity	$774,430			$693,709
Interest rate spread			4.48%			4.61%
Net interest income/margin		$8,498	4.72%		$7,755	4.89%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended
	March 31,
(In Thousands)	2012	2011
Total interest income	$9,285	$8,982
Total interest expense	1,615	1,985
Net interest income	7,670	6,997
Tax equivalent adjustment	828	758
Net interest income (fully taxable equivalent)	$8,498	$7,755

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012 vs. 2011
	Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$38	$(37)	$1
Loans	708	(683)	25
Taxable investment securities	365	(226)	139
Tax-exempt investment securities	468	(260)	208
Interest bearing deposits	—	—	—
Total interest-earning assets	1,579	(1,206)	373

Interest expense:
Savings deposits	9	(33)	(24)
Super Now deposits	52	7	59
Money market deposits	98	(158)	(60)
Time deposits	(46)	(162)	(208)
Short-term borrowings	21	(44)	(23)
Long-term borrowings, FHLB	(99)	(15)	(114)
Total interest-bearing liabilities	35	(405)	(370)
Change in net interest income	$1,544	$(801)	$743

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2012, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $7,154,000 at December 31, 2011 to $7,745,000 at March 31, 2012.  At March 31, 2012 and December 31, 2011, the allowance for loan losses to total loans was 1.75% and 1.64%, respectively.

The provision for loan losses totaled $600,000 for the three months ended March 31, 2012 and 2011.  The amount of the provision was the result of several factors, including but not limited to, a ratio of nonperforming loans to total loans of 2.55% at March 31, 2012 and a ratio of the allowance for loan losses to nonperforming loans of 68.49% at March 31, 2012.  Nonperforming loans decreased to $11,308,000 at March 31, 2012 from $12,900,000 at March 31, 2011 due to primarily to a partial charge-off of $1,500,000 during the second quarter of 2011.  The nonperforming loan portfolio is centered on several loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses.  Internal loan review and analysis and the continued uncertainty surrounding the economy, coupled with the ratios noted previously, dictated the level of provision for loan losses for the three month period despite the decrease in nonperforming loans.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
		90 Days
(In Thousands)	Nonaccrual	Past Due	Total
March 31, 2012	$11,307	$1	$11,308
December 31, 2011	11,625	384	12,009
September 30, 2011	11,885	2,459	14,344
June 30, 2011	10,911	—	10,911
March 31, 2011	12,797	103	12,900

Non-interest Income

Total non-interest income for the three months ended March 31, 2012 compared to the same period in 2011 increased $818,000 to $2,763,000.  Excluding net securities gains, non-interest income for the three months ended March 31, 2012 would have increased $354,000 compared to the 2011 period.  Deposit service charges decreased due to a change in the overdraft program that allows for a de minimus overdraft prior to any fees being charged.  Bank owned life insurance income increased due to a gain on death benefit of $109,000.  Gain on sale of loans decreased primarily due to a shift in product mix.  Other income increased as debit and credit card related income continues to build as debit cards continue to gain in popularity, while an increasing number of merchants utilize our merchant card services.

Insurance and brokerage commissions for the three months ended March 31, 2012 increased due to continued efforts to add sales representatives.  Management of The M Group continues to pursue new and build upon current relationships.  The sales call program continues to expand to other financial institutions, which results in additional revenue for The M Group if an additional sales outlet is added.  However, the addition of a sales outlet for The M Group can take up to a year or more to be completed.

Non-interest income composition for the three months ended March 31, 2012 and 2011 was as follows:

	For the Three Months Ended
	March 31, 2012		March 31, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$447	16.18%	$503	25.85%	$(56)	(11.13)%
Securities gains, net	589	21.32	125	6.43	464	371.20
Bank owned life insurance	268	9.70	174	8.95	94	54.02
Gain on sale of loans	183	6.62	249	12.80	(66)	(26.51)
Insurance commissions	442	16.00	209	10.75	233	111.48
Brokerage commissions	212	7.67	274	14.09	(62)	(22.63)
Other	622	22.51	411	21.13	211	51.34
Total non-interest income	$2,763	100.00%	$1,945	100.00%	$818	42.06%

Non-interest Expense

Total non-interest expense increased $476,000 for the three months ended March 31, 2012 compared to the same period of 2011.  The increase in salaries and employee benefits was attributable to increases in health insurance, salaries, and bonus accrual.  FDIC deposit insurance decreased due to a change in the assessment base from a deposit to asset based calculation.  Other expenses increased primarily due to expenses associated with the opening of a new branch in Danville, Montour County with emphasis on marketing costs.

Non-interest expense composition for the three months ended March 31, 2012 and 2011 was as follows:

	For the Three Months Ended
	March 31, 2012		March 31, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$3,017	55.22%	$2,632	52.76%	$385	14.63%
Occupancy, net	328	6.00	348	6.98	(20)	(5.75)
Furniture and equipment	346	6.33	308	6.17	38	12.34
Pennsylvania shares tax	169	3.09	172	3.45	(3)	(1.74)
Amortization of investment in limited partnerships	165	3.02	166	3.33	(1)	(0.60)
FDIC deposit insurance	123	2.25	187	3.75	(64)	(34.22)
Other	1,316	24.09	1,175	23.56	141	12.00
Total non-interest expense	$5,464	100.00%	$4,988	100.00%	$476	9.54%

Provision for Income Taxes

Income taxes increased $179,000 for the three months ended March 31, 2012 compared to the same periods of 2011.  The primary cause of the increase in tax expense for the three month periods ended March 31, 2012 compared to 2011 is the impact of increased net interest income in addition to an increase in net security gains.  Excluding the impact of the net securities gains, the effective tax rate for the three months ended March 31, 2012 was 12.70% compared to 14.18% for the same period of 2011.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $9,546,000 from $13,885,000 at December 31, 2011 to $23,431,000 at March 31, 2012 primarily as a result of the following activities during the three months ended March 31, 2012:

Loans Held for Sale

Activity regarding loans held for sale resulted in loan originations trailing sale proceeds, less $183,000 in realized gains, by $1,722,000 for the three months ended March 31, 2012.

Loans

Gross loans increased $7,618,000 since December 31, 2011 due primarily to an increase of residential real estate loans.

The allocation of the loan portfolio, by category, as of March 31, 2012 and December 31, 2011 is presented below:

	March 31, 2012		December 31, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial and agricultural	$53,550	12.07%	$53,129	12.19%	$421	0.79%
Real estate mortgage:
Residential	186,369	42.02	179,383	41.15	6,986	3.89
Commercial	164,204	37.02	164,288	37.68	(84)	(0.05)
Construction	30,180	6.80	29,457	6.76	723	2.45
Installment loans to individuals	10,834	2.44	11,297	2.59	(463)	(4.10)
Less: Net deferred loan fees and discounts	(1,560)	(0.35)	(1,595)	(0.37)	35	(2.19)
Gross loans	$443,577	100.00%	$435,959	100.00%	$7,618	1.75%

Investments

The fair value of the investment securities portfolio at March 31, 2012 increased $14,681,000 since December 31, 2011.  The change is primarily due to purchases of short-term other debt securities coupled with a net unrealized gain of $8,836,000 at March 31, 2012 compared to an unrealized gain of $4,415,000 at December 31, 2011.  The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 93% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic turbulence both domestic and global continues to impact financial sector stock pricing.  The amortized cost of the equity securities portfolio has decreased $640,000 to $12,050,000 at March 31, 2012 from $12,690,000 at December 31, 2011 as the Company sold certain holdings within the portfolio.  These holdings were sold due to the determination that their value was fully measured and as part of a strategy to shift the portfolio from a reliance on financial institution securities to a portfolio containing a greater amount of sector and geographic diversity as seen in the growth of non-financial institution holdings.

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

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at March 31, 2012 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available for sale (AFS)
U.S. Government and agency securities	$21,801	$23,499	$—	$—	$—	$—	$—	$—	$21,801	$23,499
State and political securities	160,213	167,360	7,011	6,414	—	—	8,697	8,397	175,921	182,171
Other debt securities	64,574	64,171	600	601	—	—	996	894	66,170	65,666
Total debt securities AFS	$246,588	$255,030	$7,611	$7,015	$—	$—	$9,693	$9,291	$263,892	$271,336

Held to maturity (HTM)
Other debt securities	$55	$55	$—	$—	$—	$—	$—	$—	$55	$55
Total debt securities HTM	$55	$55	$—	$—	$—	$—	$—	$—	$55	$55

Financing Activities

Deposits

Total deposits increased $39,878,000 from December 31, 2011 to March 31, 2012.  The growth was led by an increase in money market and NOW accounts from December 31, 2011 to March 31, 2012 of 14.07% and 6.97%, respectively.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios, while also reducing the utilization of FHLB borrowings.  The increase in deposits is the result of our focus on building relationships with money market accounts being the key building block.  Time deposits have increased as efforts to slowly lengthen the portfolio have begun; however, time deposits remain as complementary accounts to core deposits.  To facilitate this strategy we are actively working single product time deposit relationships to create a solid relationship through the addition of other products to the customer’s portfolio.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2012		December 31, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$116,271	18.71%	$111,354	19.14%	$4,917	4.42%
NOW accounts	108,904	17.52	101,808	17.50	7,096	6.97
Money market deposits	141,830	22.82	124,335	21.38	17,495	14.07
Savings deposits	77,253	12.43	71,646	12.32	5,607	7.83
Time deposits	177,284	28.52	172,521	29.66	4,763	2.76
Total deposits	$621,542	100.00%	$581,664	100.00%	$39,878	6.86%

Borrowed Funds

Total borrowed funds decreased 16.32% or $14,830,000 to $76,046,000 at March 31, 2012 compared to $90,876,000 at December 31, 2011.  The decrease in borrowed funds is primarily the result of growth in deposits as the deposit growth provided loan portfolio funding and funds to reduce the level of total borrowings.  FHLB repurchase agreements were utilized as their structure allowed for a reduction in interest expense, while providing the ability to reduce the borrowings at our discretion as deposit levels increased.

	March 31, 2012		December 31, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$16,445	18.10%	$(16,445)	(100.00)%
Securities sold under agreement to repurchase	14,768	19.42	13,153	14.47	1,615	12.28
Total short-term borrowings	14,768	19.42	29,598	32.57	(14,830)	(50.10)
Long-term borrowings, FHLB	61,278	80.58	61,278	67.43	—	—
Total borrowed funds	$76,046	100.00%	$90,876	100.00%	$(14,830)	(16.32)%

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

Capital ratios as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$80,200	15.11%	$77,863	15.27%
For Capital Adequacy Purposes	42,458	8.00	40,796	8.00
To Be Well Capitalized	53,073	10.00	50,995	10.00

Tier I Capital (to Risk-weighted Assets)
Actual	$73,002	13.76%	$71,064	13.94%
For Capital Adequacy Purposes	21,229	4.00	20,398	4.00
To Be Well Capitalized	31,844	6.00	30,597	6.00

Tier I Capital (to Average Assets)
Actual	$73,002	9.66%	$71,064	9.57%
For Capital Adequacy Purposes	30,217	4.00	29,688	4.00
To Be Well Capitalized	37,771	5.00	37,110	5.00

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

The following liquidity measures are monitored for compliance and were within the limits cited at March 31, 2012:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  As of March 31, 2012, the Company has a current borrowing capacity at the FHLB of $209,690,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $27,317,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $61,278,000 as of March 31, 2012.

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

The following is a rate shock forecast for the twelve month period ending March 31, 2013 assuming a static balance sheet as of March 31, 2012.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$27,245	$27,983	$28,461	$28,754	$29,053	$29,247	$29,205
Change from static	(1,216)	(478)	—	293	592	786	744
Percent change from static	-4.27%	-1.68%	—	1.03%	2.08%	2.76%	2.61%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analyses or simulation analyses compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2011.  Additional information and details are provided in the “Liquidity and Interest Rate Sensitivity” section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.                             Legal Proceedings

None.

Item 1A.                    Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.                             Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Month #1 (January 1 - January 31, 2012)	—	$—	—	76,776

Month #2 (February 1 - February 29, 2012)	—	—	—	76,776

Month #3 (March 1 - March 31, 2012)	—	—	—	76,776

On April 24, 2012, the Board of Directors extended the previously approved authorization to repurchase up to 197,000 shares, or approximately 5%, of the outstanding shares of the Company for an additional year to April 30, 2013.  To date, there have been 120,224 shares repurchased under this plan.

On April 25, 2012, the Shareholders of the Corporation authorized an amendment to the Articles of Incorporation to increase the number of shares of common stock from 10,000,000 to 15,000,000 and authorized 3,000,000 shares of preferred stock.

Item 3.                             Defaults Upon Senior Securities

None.

Item 4.                             Mine Safety Disclosures

Not applicable.

Item 5.                             Other Information

None.

Item 6.                             Exhibits

3(i)	Articles of Incorporation of the Registrant, as presently in effect.
3(ii)	Bylaws of the Registrant’s as presently in effect (incorporated by reference to Exhibit 3(ii) of the Registrant’s Current Report on Form 8-K filed June 17, 2005).
10(i)	Employment Agreement, dated October 25, 2010, between Robert J. Glunk, Penns Woods Bancorp, Inc. and Jersey Shore State Bank.
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2012 and December 31, 2011; (ii) the Consolidated Statement of Income for the three months ended March 31, 2012 and 2011; (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011; and, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date: May 9, 2012	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2012	/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit 3(i)	Articles of Incorporation of the Registrant, as presently in effect.
Exhibit 10(i)	Employment Agreement, dated October 25, 2010, between Robert J. Glunk, Penns Woods Bancorp, Inc. and Jersey Shore State Bank.
Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer
Exhibit 101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2012 and December 31, 2011; (ii) the Consolidated Statement of Income for the three months ended March 31, 2012 and 2011; (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011; and, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.