Form 10-Q
period 2012-06-30
PENNS WOODS BANCORP INC
filed 2012-08-09
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2012.

☐         Transition report pursuant to Section 13 or 15 (d) of the Exchange Act

for theTransition Period from                                to                               .

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

On August 2, 2011 there were 3,837,908 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share Data)	2012	2011
ASSETS:
Noninterest-bearing balances	$16,052	$13,829
Interest-bearing deposits in other financial institutions	21	56
Total cash and cash equivalents	16,073	13,885

Investment securities, available for sale, at fair value	295,121	270,097
Investment securities, held to maturity, (fair value of $0 and $55)	—	54
Loans held for sale	3,496	3,787
Loans	465,342	435,959
Allowance for loan losses	(7,438)	(7,154)
Loans, net	457,904	428,805
Premises and equipment, net	8,229	7,707
Accrued interest receivable	4,071	3,905
Bank-owned life insurance	16,101	16,065
Investment in limited partnerships	3,213	3,544
Goodwill	3,032	3,032
Deferred tax asset	5,960	7,991
Other assets	5,233	5,081
TOTAL ASSETS	$818,433	$763,953

LIABILITIES:
Interest-bearing deposits	$523,405	$470,310
Noninterest-bearing deposits	117,762	111,354
Total deposits	641,167	581,664

Short-term borrowings	17,855	29,598
Long-term borrowings, Federal Home Loan Bank (FHLB)	61,278	61,278
Accrued interest payable	490	536
Other liabilities	9,532	10,417
TOTAL LIABILITIES	730,322	683,493

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 4,018,386 and 4,017,677 shares issued	33,486	33,480
Additional paid-in capital	18,136	18,115
Retained earnings	39,874	36,394
Accumulated other comprehensive gain (loss):
Net unrealized gain on available for sale securities	7,058	2,914
Defined benefit plan	(4,133)	(4,133)
Treasury stock at cost, 180,596 shares	(6,310)	(6,310)
TOTAL SHAREHOLDERS’ EQUITY	88,111	80,460
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$818,433	$763,953

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2012	2011	2012	2011

INTEREST AND DIVIDEND INCOME:
Loans, including fees	$6,294	$6,144	$12,608	$12,432
Investment securities:
Taxable	1,517	1,411	2,991	2,786
Tax-exempt	1,383	1,272	2,788	2,539
Dividend and other interest income	86	57	178	109
TOTAL INTEREST AND DIVIDEND INCOME	9,280	8,884	18,565	17,866

INTEREST EXPENSE:
Deposits	934	1,182	1,895	2,376
Short-term borrowings	28	42	62	99
Long-term borrowings, FHLB	620	742	1,240	1,476
TOTAL INTEREST EXPENSE	1,582	1,966	3,197	3,951

NET INTEREST INCOME	7,698	6,918	15,368	13,915

PROVISION FOR LOAN LOSSES	600	600	1,200	1,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,098	6,318	14,168	12,715

NON-INTEREST INCOME:
Service charges	458	527	905	1,030
Securities gains, net	170	9	759	134
Earnings on bank-owned life insurance	133	139	401	313
Gain on sale of loans	343	242	526	491
Insurance commissions	316	180	758	389
Brokerage commissions	247	281	459	556
Other	614	495	1,236	905
TOTAL NON-INTEREST INCOME	2,281	1,873	5,044	3,818

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,850	2,475	5,867	5,107
Occupancy, net	318	301	646	649
Furniture and equipment	357	349	703	657
Pennsylvania shares tax	167	172	336	344
Amortization of investment in limited partnerships	166	165	331	331
Federal Deposit Insurance Corporation deposit insurance	115	186	238	373
Other	1,370	1,208	2,686	2,383
TOTAL NON-INTEREST EXPENSE	5,343	4,856	10,807	9,844

INCOME BEFORE INCOME TAX PROVISION	4,036	3,335	8,405	6,689
INCOME TAX PROVISION	638	371	1,318	872
NET INCOME	$3,398	$2,964	$7,087	$5,817

EARNINGS PER SHARE - BASIC	$0.89	$0.78	$1.85	$1.52

EARNINGS PER SHARE - DILUTED	$0.89	$0.78	$1.85	$1.52

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,837,579	3,835,785	3,837,391	3,835,542

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,837,579	3,835,785	3,837,391	3,835,542

DIVIDENDS PER SHARE	$0.47	$0.46	$0.94	$0.92

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011

Net Income	$3,398	$2,964	$7,087	$5,817
Other comprehensive income:
Change in unrealized gain on available for sale securities	2,028	5,604	7,038	7,655
Tax effect	(690)	(1,905)	(2,393)	(2,603)
Net realized gain included in net income	(170)	(9)	(759)	(134)
Tax effect	58	3	258	46
Total other comprehensive income	1,226	3,693	4,144	4,964
Comprehensive income	$4,624	$6,657	$11,231	10,781

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2010	4,015,753	$33,464	$18,064	$31,091	$(9,689)	$(6,310)	$66,620

Comprehensive income:
Net income				5,817			5,817
Other comprehensive income					4,964		4,964
Dividends declared, ($0.92 per share)				(3,529)			(3,529)
Common shares issued for employee stock purchase plan	933	8	26				34
Balance, June 30, 2011	4,016,686	$33,472	$18,090	$33,379	$(4,725)	$(6,310)	$73,906

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2011	4,017,677	$33,480	$18,115	$36,394	$(1,219)	$(6,310)	$80,460

Comprehensive income:
Net income				7,087			7,087
Other comprehensive income					4,144		4,144
Dividends declared, ($0.94 per share)				(3,607)			(3,607)
Common shares issued for employee stock purchase plan	709	6	21				27
Balance, June 30, 2012	4,018,386	$33,486	$18,136	$39,874	$2,925	$(6,310)	$88,111

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In Thousands)	2012	2011
OPERATING ACTIVITIES:
Net Income	$7,087	$5,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	380	353
Provision for loan losses	1,200	1,200
Accretion and amortization of investment security discounts and premiums	(605)	(908)
Securities gains, net	(759)	(134)
Originations of loans held for sale	(15,872)	(20,432)
Proceeds of loans held for sale	16,689	21,188
Gain on sale of loans	(526)	(491)
Earnings on bank-owned life insurance	(401)	(313)
Decrease in prepaid federal deposit insurance	216	337
Other, net	(1,937)	(803)
Net cash provided by operating activities	5,472	5,814
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	18,014	2,877
Proceeds from calls and maturities	13,725	4,339
Purchases	(49,670)	(25,573)
Investment securities held to maturity:
Proceeds from sales	—	4
Proceeds from calls and maturities	55	25
Net increase in loans	(30,287)	(5,663)
Acquisition of bank premises and equipment	(902)	(215)
Proceeds from the sale of foreclosed assets	698	388
Purchase of bank-owned life insurance	(29)	(32)
Proceeds from bank-owned life insurance death benefit	383	—
Proceeds from redemption of regulatory stock	549	674
Net cash used for investing activities	(47,464)	(23,176)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	53,095	41,568
Net increase in noninterest-bearing deposits	6,408	10,757
Net decrease in short-term borrowings	(11,743)	(10,292)
Dividends paid	(3,607)	(3,529)
Issuance of common stock	27	34
Net cash provided by financing activities	44,180	38,538
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,188	21,176
CASH AND CASH EQUIVALENTS, BEGINNING	13,885	9,493
CASH AND CASH EQUIVALENTS, ENDING	$16,073	$30,669

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,243	$4,025
Income taxes paid	1,950	1,790
Transfer of loans to foreclosed real estate	—	588

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  In order to defer only those changes in update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this update supersede certain pending paragraphs in update 2011-05.  Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before update 2011-05.  All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The Company has provided the necessary disclosure in the Statement of Comprehensive Income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares issued	4,018,175	4,016,381	4,017,987	4,016,138
Average treasury stock shares	(180,596)	(180,596)	(180,596)	(180,596)
Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	3,837,579	3,835,785	3,837,391	3,835,542

Note 4. Investment Securities

The amortized cost and fair values of investment securities at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$23,454	$1,536	$(1)	$24,989
State and political securities	175,406	10,846	(2,337)	183,915
Other debt securities	70,535	438	(855)	70,118
Total debt securities	269,395	12,820	(3,193)	279,022
Financial institution equity securities	8,913	1,138	(43)	10,008
Other equity securities	6,119	220	(248)	6,091
Total equity securities	15,032	1,358	(291)	16,099
Total investment securities AFS	$284,427	$14,178	$(3,484)	$295,121

Held to maturity (HTM)
Other debt securities	$—	$—	$—	$—
Total investment securities HTM	$—	$—	$—	$—

	December 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$26,755	$1,916	$—	$28,671
State and political securities	174,790	8,398	(4,887)	178,301
Other debt securities	51,447	133	(2,066)	49,514
Total debt securities	252,992	10,447	(6,953)	256,486
Financial institution equity securities	9,939	1,095	(232)	10,802
Other equity securities	2,751	133	(75)	2,809
Total equity securities	12,690	1,228	(307)	13,611
Total investment securities AFS	$265,682	$11,675	$(7,260)	$270,097

Held to maturity (HTM)
Other debt securities	$54	$1	$—	$55
Total investment securities HTM	$54	$1	$—	$55

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011.

	June 30, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$1,953	$(1)	$—	$—	$1,953	$(1)
State and political securities	8,299	(228)	13,095	(2,109)	21,394	(2,337)
Other debt securities	35,417	(668)	9,191	(187)	44,608	(855)
Total debt securities	45,669	(897)	22,286	(2,296)	67,955	(3,193)
Financial institution equity securities	568	(19)	195	(24)	763	(43)
Other equity securities	2,433	(167)	144	(81)	2,577	(248)
Total equity securities	3,001	(186)	339	(105)	3,340	(291)
Total	$48,670	$(1,083)	$22,625	$(2,401)	$71,295	$(3,484)

	December 31, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	1,142	(6)	28,260	(4,881)	29,402	(4,887)
Other debt securities	35,858	(2,048)	82	(18)	35,940	(2,066)
Total debt securities	37,000	(2,054)	28,342	(4,899)	65,342	(6,953)
Financial institution equity securities	1,140	(116)	273	(116)	1,413	(232)
Other equity securities	263	(65)	130	(10)	393	(75)
Total equity securities	1,403	(181)	403	(126)	1,806	(307)
Total	$38,403	$(2,235)	$28,745	$(5,025)	$67,148	$(7,260)

At June 30, 2012 there were a total of 57 and 48 individual securities that were in a continuous unrealized loss position for less than twelve months and twelve months or greater, respectively.

The Company reviews its position quarterly and has determined that, at June 30, 2012, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  There were 105 positions that were temporarily impaired at June 30,

2012.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,129	$3,122
Due after one year to five years	44,760	44,517
Due after five years to ten years	34,166	34,552
Due after ten years	187,340	196,831
Total	$269,395	$279,022

Total gross proceeds from sales of securities available for sale were $18,014,000 and $2,877,000, for the six months ended June 30, 2012 and 2011, respectively.  The following table represents gross realized gains and losses on those transactions:

	Six Months Ended June 30,
(In Thousands)	2012	2011
Gross realized gains:
U.S. Government and agency securities	$138	$4
State and political securities	51	5
Other debt securities	77	8
Financial institution equity securities	461	—
Other equity securities	126	131
Total gross realized gains	$853	$148

Gross realized losses:
U.S. Government and agency securities	$—	$—
State and political securities	2	—
Other debt securities	—	14
Financial institution equity securities	67	—
Other equity securities	25	—
Total gross realized losses	$94	$14

There were no impairment charges included in gross realized losses for the six months ended June 30, 2012 and 2011, respectively.

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

The FHLB had incurred losses in 2009 and for parts of 2010 due primarily to other-than-temporary impairment credit losses on its private-label mortgage-backed securities portfolio.  These securities were the most effected by the extreme economic conditions in place during the previous several years.  As a result, the FHLB had suspended the payment of dividends and limited the amount of excess capital stock repurchases.  The FHLB has reported net income for the year ended December 31, 2011 and has declared a 0.10 percent annualized dividend to its shareholders that was paid during the first and second quarters of 2012. While the FHLB has not committed to regular dividend payments or future limited repurchases of excess capital stock, it will continue to monitor the overall financial performance of the FHLB in order to determine the status of limited repurchases of excess capital stock or dividends in the future.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions the world is facing.  Management also considered that the FHLB maintains regulatory capital ratios in excess of all regulatory capital requirements, liquidity appears adequate, new shares of FHLB stock continue to change hands at the $100 par value, and the resumption of dividends.

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

The following table presents the related aging categories of loans, by segment, as of June 30, 2012 and December 31, 2011:

	June 30, 2012
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$51,488	$49	$—	$—	$51,537
Real estate mortgage:
Residential	209,371	1,384	—	410	211,165
Commercial	162,632	711	—	1,166	164,509
Construction	21,515	79	—	7,149	28,743
Installment loans to individuals	10,723	72	—	—	10,795
	455,729	$2,295	$—	$8,725	466,749
Less: Net deferred loan fees and discounts	1,407				1,407
Allowance for loan losses	7,438				7,438
Loans, net	$446,884				$457,904

	December 31, 2011
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$53,124	$5	$—	$—	$53,129
Real estate mortgage:
Residential	176,875	1,438	378	692	179,383
Commercial	162,977	135	—	1,176	164,288
Construction	19,605	95	—	9,757	29,457
Installment loans to individuals	11,180	111	6	—	11,297
	423,761	$1,784	$384	$11,625	437,554
Less: Net deferred loan fees and discounts	1,595				1,595
Allowance for loan losses	7,154				7,154
Loans, net	$415,012				$428,805

The following table presents the interest income if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans as of June 30, 2012 and December 31, 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Interest income if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans	$131	$115	$276	$325

Interest income recognized on a cash basis for non-accrual loans	37	15	77	21

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate mortgages - residential	407	416	—
Real estate mortgages - commercial	335	335	—
Real estate mortgages - construction	768	1,092	—
Installment loans to individuals	—	—	—
	1,510	1,843	—
With an allowance recorded:
Commercial and agricultural	—	—	—
Real estate mortgages - residential	728	753	94
Real estate mortgages - commercial	6,159	6,178	1,514
Real estate mortgages - construction	6,394	8,744	1,260
Installment loans to individuals	—	—	—
	13,281	15,675	2,868
Total:
Commercial and agricultural	—	—	—
Real estate mortgages - residential	1,135	1,169	94
Real estate mortgages - commercial	6,494	6,513	1,514
Real estate mortgages - construction	7,162	9,836	1,260
Installment loans to individuals	—	—	—
	$14,791	$17,518	$2,868

	December 31, 2011
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate mortgages - residential	742	751	—
Real estate mortgages - commercial	382	382	—
Real estate mortgages - construction	815	1,113	—
Installment loans to individuals	—	—	—
	1,939	2,246	—
With an allowance recorded:
Commercial and agricultural	—	—	—
Real estate mortgages - residential	861	888	101
Real estate mortgages - commercial	6,150	6,150	1,481
Real estate mortgages - construction	8,929	10,429	2,155
Installment loans to individuals	—	—	—
	15,940	17,467	3,737
Total:
Commercial and agricultural	—	—	—
Real estate mortgages - residential	1,603	1,639	101
Real estate mortgages - commercial	6,532	6,532	1,481
Real estate mortgages - construction	9,744	11,542	2,155
Installment loans to individuals	—	—	—
	$17,879	$19,713	$3,737

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and six months ended for June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2012	2011	2012	2011
Average investment in impaired loans	$16,184	$18,179	$16,749	$14,767
Interest income recognized on an accrual basis on impaired loans	105	75	186	154
Interest income recognized on a cash basis on impaired loans	37	12	93	18

There is approximately $285,000 committed to be advanced in connection with impaired loans.

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

Loan modifications that are considered TDRs completed during the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012			2011
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate mortgages - residential	1	49	49	—	—	—
Real estate mortgages - commercial	—	—	—	5	3,812	3,812
Real estate mortgages - construction	—	—	—	3	4,259	4,259
Installment loans to individuals	—	—	—	—	—	—
Total	1	$49	$49	8	$8,071	$8,071

	Six Months Ended June 30,
	2012			2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate mortgages - residential	2	154	154	2	123	123
Real estate mortgages - commercial	1	37	37	8	4,693	4,693
Real estate mortgages - construction	2	26	26	5	4,869	4,869
Installment loans to individuals	—	—	—	1	2	2
Total	5	$217	$217	16	$9,687	$9,687

Loan modifications considered troubled debt restructurings made during the twelve months previous to June 30, 2012, that have defaulted during the six month period ending June 30, 2012 were as follows:

	Six Months Ended June 30, 2012
(In Thousands, Except Number of Contracts)	Number of Contracts	Recorded Investment
Commercial and agricultural	—	$—
Real estate mortgages - residential	—	—
Real estate mortgages - commercial	1	48
Real estate mortgages - construction	1	211
Installment loans to individuals	—	—
Total	2	$259

Troubled debt restructurings amounted to $14,544,000 and $17,478,000 as of June 30, 2012 and December 31, 2011.

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

The following table presents the credit quality categories identified above as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$50,320	$210,341	$149,782	$21,547	$10,795	$442,785
Special Mention	1,071	—	5,329	—	—	6,400
Substandard	146	824	9,398	7,196	—	17,564
Doubtful	—	—	—	—	—	—
Total	$51,537	$211,165	$164,509	$28,743	$10,795	$466,749

	December 31, 2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$51,663	$177,916	$152,994	$19,652	$11,291	$413,516
Special Mention	1,198	89	5,804	—	—	7,091
Substandard	268	1,378	5,490	9,805	6	16,947
Doubtful	—	—	—	—	—	—
Total	$53,129	$179,383	$164,288	$29,457	$11,297	$437,554

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

Activity in the allowance is presented for the six months ended June 30, 2012 and 2011:

	June 30, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Beginning Balance	$430	$964	$2,719	$2,846	$195	$7,154
Charge-offs	—	(11)	(18)	(877)	(51)	(957)
Recoveries	6	3	2	4	26	41
Provision	(47)	96	764	371	16	1,200
Ending Balance	$389	$1,052	$3,467	$2,344	$186	$7,438

	June 30, 2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Beginning Balance	$466	$980	$1,508	$2,893	$188	$6,035
Charge-offs	—	(34)	—	(1,500)	(35)	(1,569)
Recoveries	8	34	20	5	31	98
Provision	(70)	(154)	177	1,270	(23)	1,200
Ending Balance	$404	$826	$1,705	$2,668	$161	$5,764

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central Pennsylvania. Although the Company has a diversified loan portfolio at June 30, 2012, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of loans at June 30, 2012 and 2011 as follows:

	June 30,
	2012	2011
Owners of residential rental properties	13.52%	14.31%
Owners of commercial rental properties	15.25%	16.69%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$94	$1,514	$1,260	$—	$2,868
Collectively evaluated for impairment	389	958	1,953	1,084	186	4,570
Total ending allowance balance	$389	$1,052	$3,467	$2,344	$186	$7,438

Loans:
Individually evaluated for impairment	$—	$1,135	$6,494	$7,162	$—	$14,791
Collectively evaluated for impairment	51,537	210,030	158,015	21,581	10,795	451,958
Total ending loans balance	$51,537	$211,165	$164,509	$28,743	$10,795	$466,749

	December 31, 2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$101	$1,481	$2,155	$—	$3,737
Collectively evaluated for impairment	430	863	1,238	691	195	3,417
Total ending allowance balance	$430	$964	$2,719	$2,846	$195	$7,154

Loans:
Individually evaluated for impairment	$—	$1,603	$6,532	$9,744	$—	$17,879
Collectively evaluated for impairment	53,129	177,780	157,756	19,713	11,297	419,675
Total ending loans balance	$53,129	$179,383	$164,288	$29,457	$11,297	$437,554

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2012	2011	2012	2011

Service cost	$156	$106	$313	$212
Interest cost	186	178	372	356
Expected return on plan assets	(195)	(186)	(391)	(370)
Amortization of transition obligation	—	(1)	(1)	(2)
Amortization of prior service cost	6	7	13	13
Amortization of net loss	109	41	218	82
Net periodic cost	$262	$145	$524	$291

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2011, that it expected to contribute a minimum of $750,000 to its defined benefit plan in 2012.  As of June 30, 2012, there were contributions of $1,225,000 made to the plan with additional contributions of at least $400,000 anticipated during the second half of 2012.  The increased level of contributions are the result of management’s plan to reduce the unfunded portion of the Company’s defined benefit pension plan.

Note 8.  Employee Stock Purchase Plan

The Company maintains the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the six months ended June 30, 2012 and 2011, there were 709 and 933 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
(In Thousands)	2012	2011
Commitments to extend credit	$99,451	$80,320
Standby letters of credit	1,181	1,180

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of June 30, 2012 and December 31, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2012
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$24,989	$—	$24,989
State and political securities	—	183,915	—	183,915
Other debt securities	—	70,118	—	70,118
Financial institution securities	10,008	—	—	10,008
Other equity securities	6,091	—	—	6,091
Total assets measured on a recurring basis	$16,099	$279,022	$—	$295,121

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$28,671	$—	$28,671
State and political securities	—	178,301	—	178,301
Other debt securities	—	49,514	—	49,514
Financial institution securities	10,802	—	—	10,802
Other equity securities	2,809	—	—	2,809
Total assets measured on a recurring basis	$13,611	$256,486	$—	$270,097

The following table presents the assets reported on the consolidated balance sheet at their fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2012
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$11,923	$11,923
Other real estate owned	—	—	1,504	1,504
Total assets measured on a non-recurring basis	$—	$—	$13,427	$13,427

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$14,142	$14,142
Other real estate owned	—	—	2,144	2,144
Total assets measured on a non-recurring basis	$—	$—	$16,286	$16,286

The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of June 30, 2012.

	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range
Impaired loans	11,923	Discounted cash flow	Temporary change in payment amount	0 to -30%
			Probability of default	0%

		Appraisal of collateral	Appraisal adjustments (1)	0 to -20%

Other real estate owned	1,504	Appraisal of collateral	Appraisal adjustments (1)	0%

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

Note 11. Fair Value of Financial Instruments

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

As certain assets and liabilities, such as deferred tax assets, premises and equipment, and many other operational elements of the Company, are not considered financial instruments but have value, this fair value of financial instruments would not represent the full market value of the Company.

The fair values of the Company’s financial instruments are as follows at June 30, 2012 and December 31, 2011:

			Fair Value Measurements at June 30, 2012
			Quoted Prices in
			Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In Thousands)	Value	Value	(Level I)	(Level II)	(Level III)
Financial assets:
Cash and cash equivalents	$16,073	$16,073	$16,073	$—	$—
Investment securities:
Available for sale	295,121	295,121	16,099	279,022	—
Held to maturity	—	—	—	—	—
Loans held for sale	3,496	3,496	3,496	—	—
Loans, net	457,904	454,205	—	—	454,205
Bank-owned life insurance	16,101	16,101	16,101	—	—
Accrued interest receivable	4,071	4,071	4,071	—	—

Financial liabilities:
Interest-bearing deposits	$523,405	$525,271	$—	$—	$525,271
Noninterest-bearing deposits	117,762	117,762	117,762	—	—
Short-term borrowings	17,855	17,855	17,855	—	—
Long-term borrowings, FHLB	61,278	66,395	—	—	66,395
Accrued interest payable	490	490	490	—	—

	December 31, 2011
	Carrying	Fair
(In Thousands)	Value	Value
Financial assets:
Cash and cash equivalents	$13,885	$13,885
Investment securities:
Available for sale	270,097	270,097
Held to maturity	54	55
Loans held for sale	3,787	3,787
Loans, net	428,805	424,586
Bank-owned life insurance	16,065	16,065
Accrued interest receivable	3,905	3,905

Financial liabilities:
Interest-bearing deposits	$470,310	$471,212
Noninterest-bearing deposits	111,354	111,354
Short-term borrowings	29,598	29,598
Long-term borrowings, FHLB	61,278	65,848
Accrued interest payable	536	536

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

Loans:

Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial and agricultural, commercial real estate, residential real estate, construction real estate, and installment loans to individuals.  Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

Summary Results

Net income for the three months ended June 30, 2012 was $3,398,000 compared to $2,964,000 for the same period of 2011 as after-tax securities gains increased $106,000 (from a gain of $6,000 to a gain of $112,000).  Basic and diluted earnings per share for the three months ended June 30, 2012 were $0.89 compared to $0.78 for the three months ended June 30, 2011.  Return on average assets and return on average equity were 1.67% and 15.48% for the three months ended June 30, 2012 compared to 1.64% and 16.29% for the corresponding period of 2011.  Net income from core operations (“operating earnings”) increased to $3,286,000 for the three months ended June 30, 2012 compared to $2,958,000 for the same period of 2011.  Operating earnings per share for the three months ended June 30, 2012 were $0.86 basic and dilutive compared to $0.77 basic and dilutive for the three months ended June 30, 2011.

The six months ended June 30, 2012 generated net income of $7,087,000 compared to $5,817,000 for the same period of 2011.  Comparable results were impacted by an increase in after-tax securities gains of $413,000 (from a gain of $88,000 to a gain of $501,000). Earnings per share, basic and dilutive, for the six months ended June 30, 2012 were $1.85 compared to $1.52 for the comparable period of 2011.  Return on average assets and return on average equity were 1.78% and 16.42% for the six months ended June 30, 2012 compared to 1.64% and 16.45% for the corresponding period of 2011.  Operating earnings increased 13.1% to $6,477,000 for the six months ended June 30, 2012 compared to $5,729,000 for the comparable period of 2011, resulting in basic and dilutive operating earnings per share increasing 13.4% to $1.69 from $1.49 for the six month periods ended June 30, 2012 and 2011, respectively.

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

Reconciliation of GAAP and Non-GAAP Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands, Except Per Share Data)	2012	2011	2012	2011
GAAP net income	$3,398	$2,964	$7,087	$5,817
Less: net securities and bank-owned life insurance gains, net of tax	112	6	610	88
Non-GAAP operating earnings	$3,286	$2,958	$6,477	$5,729

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Return on average assets (ROA)	1.67%	1.64%	1.78%	1.64%
Less: net securities and bank-owned life insurance gains, net of tax	0.06%	0.01%	0.15%	0.02%
Non-GAAP operating ROA	1.61%	1.63%	1.63%	1.62%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Return on average equity (ROE)	15.48%	16.29%	16.42%	16.45%
Less: net securities and bank-owned life insurance gains, net of tax	0.51%	0.04%	1.42%	0.25%
Non-GAAP operating ROE	14.97%	16.25%	15.00%	16.20%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic earnings per share (EPS)	$0.89	$0.78	$1.85	$1.52
Less: net securities and bank-owned life insurance gains, net of tax	0.03	0.01	0.16	0.03
Non-GAAP basic operating EPS	$0.86	$0.77	$1.69	$1.49

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Dilutive EPS	$0.89	$0.78	$1.85	$1.52
Less: net securities and bank-owned life insurance gains, net of tax	0.03	0.01	0.16	0.03
Non-GAAP dilutive operating EPS	$0.86	$0.77	$1.69	$1.49

Interest and Dividend Income

Interest and dividend income for the three months ended June 30, 2012 increased to $9,280,000 compared to $8,884,000 for the same period of 2011.  The increase was due in part to loan portfolio income increasing as the impact of portfolio growth offset a reduction in yield of 34 basis points (“bp”) due to the competitive landscape and the continued low rate environment that is impacting new loan rates as well as the variable rate segment of the loan portfolio.  Investment portfolio interest increased due to growth in the average investment portfolio of $59,999,000 primarily from the addition of short-term corporate and municipal bonds to the portfolio, which offset a decline in the average taxable equivalent yield of 77 bp.

During the six months ended June 30, 2012, interest and dividend income was $18,565,000, an increase of $699,000 over the same period in 2011.  Interest income on the loan portfolio increased as the growth in the portfolio was countered by a 35 bp decline in average yield.  The investment portfolio interest income increased as the increase in portfolio size more than offset the decline in yield.

Interest and dividend income composition for the three and six months ended June 30, 2012 and 2011 was as follows:

	For The Three Months Ended
	June 30, 2012		June 30, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,294	67.82%	$6,144	69.16%	$150	2.44%
Investment securities:
Taxable	1,517	16.35	1,411	15.88	106	7.51
Tax-exempt	1,383	14.90	1,272	14.32	111	8.73
Dividend and other interest income	86	0.93	57	0.64	29	50.88
Total interest and dividend income	$9,280	100.00%	$8,884	100.00%	$396	4.46%

	For The Six Months Ended
	June 30, 2012		June 30, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$12,608	67.91%	$12,432	69.59%	$176	1.42%
Investment securities:
Taxable	2,991	16.11	2,786	15.59	205	7.36
Tax-exempt	2,788	15.02	2,539	14.21	249	9.81
Dividend and other interest income	178	0.96	109	0.61	69	63.30
Total interest and dividend income	$18,565	100.00%	$17,866	100.00%	$699	3.91%

Interest Expense

Interest expense for the three months ended June 30, 2012 decreased $384,000 to $1,582,000 compared to $1,966,000 for the same period of 2011.  The substantial decrease associated with deposits is primarily the result of a reduction of 35 bp in the rate paid on time deposits and a shift from higher cost time deposits to core deposits, with emphasis on money market and NOW accounts.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) actions to maintain low interest rates and campaigns conducted by the Company to focus on core deposit (non-time deposit) growth as the building block to solid customer relationships.  In addition, during the past two years the time deposit portfolio has been shortened in order to increase repricing frequency.  The time deposit portfolio is now slowly being lengthened to build protection when interest rates begin to increase with a focus on maturities of 36 months and greater.  In addition, the Marcellus Shale natural gas exploration in north central

Pennsylvania is creating opportunities to gather new and build upon existing deposit relationships.  Borrowing interest expense decreased as the significant growth in deposits has allowed for a reduction in the average balance of borrowings.

Interest expense for the six months ended June 30, 2012 decreased 19.08% from the same period of 2011.  The reasons noted for the decline in interest expense for the three month period comparison also apply to the six month period.

Interest expense composition for the three and six months ended June 30, 2012 and 2011 was as follows:

	For The Three Months Ended
	June 30, 2012		June 30, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$934	59.04%	$1,182	60.12%	$(248)	(20.98)%
Short-term borrowings	28	1.77	42	2.14	(14)	(33.33)
Long-term borrowings, FHLB	620	39.19	742	37.74	(122)	(16.44)
Total interest expense	$1,582	100.00%	$1,966	100.00%	$(384)	(19.53)%

	For The Six Months Ended
	June 30, 2012		June 30, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,895	59.27%	$2,376	60.13%	$(481)	(20.24)%
Short-term borrowings	62	1.94	99	2.51	(37)	(37.37)
Long-term borrowings, FHLB	1,240	38.79	1,476	37.36	(236)	(15.99)
Total interest expense	$3,197	100.00%	$3,951	100.00%	$(754)	(19.08)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended June 30, 2012 was 4.47% compared to 4.58% for the corresponding period of 2011.  The NIM declined as a 39 bp decline in the rate paid on interest bearing liabilities was countered by a 45 bp decline in the yield on interest earning assets.  The decrease in earning asset yield is due to the impact of the current low rate environment on the loan and investment portfolios.  In addition, the duration of the investment portfolio has been shortened by utilizing shorter term corporate and agency bonds to offset the relatively longer duration of the municipal bonds within the portfolio.  This shortening of the investment portfolio limits current earnings due to the low rates on the short end of the interest rate curve, but it also limits interest rate risk and will provide cash flow over the next few years as we anticipate a period of increasing rates.  The decrease in the cost of interest bearing liabilities from 1.44% to 1.05% was driven by a reduction in the rate paid on time deposits of 35 bp.  The reduction in the rate paid on time deposits was the result of shortening the time deposit portfolio, which has resulted in an increasing repricing frequency during this period of low rates.  In addition, a focus on increasing core deposits has resulted in significant growth in lower cost core deposits.  The duration of the time deposit portfolio has slowly started to be lengthened due to the apparent bottoming or near bottoming of deposit rates.  The average rate on long-term borrowings declined due to the maturity of FHLB borrowings.

The NIM for the six months ended June 30, 2012 was 4.59% compared to 4.73% for the same period of 2011.  The impact of the items mentioned in the three month discussion also applies to the six month period.  A 36 bp decline in the rate paid on time deposits served as the foundation for a 33 bp decline in the rate paid on deposits, while the FOMC and general market actions affected the yield on earning assets and cost of borrowings.

The following is a schedule of average balances and associated yields for the three and six months ended June 30, 2012 and 2011:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$21,621	$298	5.54%	$20,369	$306	6.03%
All other loans	435,918	6,097	5.63%	400,072	5,942	5.96%
Total loans	457,539	6,395	5.62%	420,441	6,248	5.96%

Taxable securities	163,294	1,601	3.92%	126,139	1,467	4.65%
Tax-exempt securities	130,313	2,095	6.43%	107,469	1,927	7.17%
Total securities	293,607	3,696	5.04%	233,608	3,394	5.81%

Interest-bearing deposits	13,285	2	0.06%	17,860	1	0.02%

Total interest-earning assets	764,431	10,093	5.30%	671,909	9,643	5.75%

Other assets	50,251			53,037

Total assets	$814,682			$724,946

Liabilities and shareholders’ equity:
Savings	$79,465	16	0.08%	$70,698	34	0.19%
Super Now deposits	120,066	153	0.51%	82,483	107	0.52%
Money market deposits	152,858	202	0.53%	123,116	291	0.95%
Time deposits	172,431	563	1.31%	181,250	750	1.66%
Total interest-bearing deposits	524,820	934	0.72%	457,547	1,182	1.04%

Short-term borrowings	17,222	28	0.65%	14,623	42	1.15%
Long-term borrowings, FHLB	61,278	620	4.00%	71,778	742	4.09%
Total borrowings	78,500	648	3.27%	86,401	784	3.59%

Total interest-bearing liabilities	603,320	1,582	1.05%	543,948	1,966	1.44%

Demand deposits	112,683			98,371
Other liabilities	10,889			9,832
Shareholders’ equity	87,790			72,795

Total liabilities and shareholders’ equity	$814,682			$724,946
Interest rate spread			4.25%			4.31%
Net interest income/margin		$8,511	4.47%		$7,677	4.58%

(1)          Information on this table has been calculated using average daily balance sheets to obtain average balances.

(2)          Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(3)          Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate.

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$21,574	$607	5.66%	$20,370	$614	6.08%
All other loans	429,040	12,207	5.72%	399,839	12,027	6.07%
Total loans	450,614	12,814	5.72%	420,209	12,641	6.07%

Taxable securities	155,247	3,167	4.08%	120,471	2,893	4.80%
Tax-exempt securities	130,452	4,224	6.48%	105,301	3,847	7.31%
Total securities	285,699	7,391	5.17%	225,772	6,740	5.97%

Interest-bearing deposits	7,660	2	0.05%	9,975	2	0.04%

Total interest-earning assets	743,973	20,207	5.45%	655,956	19,383	5.94%

Other assets	50,517			53,464

Total assets	$794,490			$709,420

Liabilities and shareholders’ equity:
Savings	$76,546	27	0.07%	$68,616	70	0.21%
Super Now deposits	114,218	295	0.52%	75,867	190	0.51%
Money market deposits	140,122	407	0.58%	116,194	555	0.96%
Time deposits	174,754	1,166	1.34%	184,885	1,561	1.70%
Total interest-bearing deposits	505,640	1,895	0.75%	445,562	2,376	1.08%

Short-term borrowings	19,640	62	0.63%	16,902	99	1.18%
Long-term borrowings, FHLB	61,278	1,240	4.00%	71,778	1,476	4.09%
Total borrowings	80,918	1,302	3.18%	88,680	1,575	3.54%

Total interest-bearing liabilities	586,558	3,197	1.09%	534,242	3,951	1.48%

Demand deposits	110,382			94,941
Other liabilities	11,216			9,502
Shareholders’ equity	86,334			70,735

Total liabilities and shareholders’ equity	$794,490			$709,420
Interest rate spread			4.36%			4.46%
Net interest income/margin		$17,010	4.59%		$15,432	4.73%

(1)          Information on this table has been calculated using average daily balance sheets to obtain average balances.

(2)          Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.

(3)          Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate.

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2012	2011	2012	2011
Total interest income	$9,280	$8,884	$18,565	$17,866
Total interest expense	1,582	1,966	3,197	3,951
Net interest income	7,698	6,918	15,368	13,915
Tax equivalent adjustment	813	759	1,642	1,517
Net interest income (fully taxable equivalent)	$8,511	$7,677	$17,010	$15,432

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012 vs. 2011			2012 vs. 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$18	$(26)	$(8)	$36	$(43)	$(7)
Loans	501	(346)	155	876	(696)	180
Taxable investment securities	388	(254)	134	748	(474)	274
Tax-exempt investment securities	381	(213)	168	842	(465)	377
Interest bearing deposits	—	1	1	—	—	—
Total interest-earning assets	1,288	(838)	450	2,502	(1,678)	824

Interest expense:
Savings deposits	4	(22)	(18)	7	(50)	(43)
Super Now deposits	48	(2)	46	100	5	105
Money market deposits	109	(198)	(89)	200	(348)	(148)
Time deposits	(35)	(152)	(187)	(80)	(315)	(395)
Short-term borrowings	6	(20)	(14)	11	(48)	(37)
Long-term borrowings, FHLB	(106)	(16)	(122)	(208)	(28)	(236)
Total interest-bearing liabilities	26	(410)	(384)	30	(784)	(754)
Change in net interest income	$1,262	$(428)	$834	$2,472	$(894)	$1,578

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2012, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $7,154,000 at December 31, 2011 to $7,438,000 at June 30, 2012.  The increase in the allowance for loan losses was limited by net charge-offs of $916,000 for the six month period ended June 30, 2012.  The primary driver of the charge-offs for the period was a partial charge-off of a construction real-estate loan that partially offset the provision for loan losses during the six months ended June 30, 2012.  At June 30, 2012 and December 31, 2011, the allowance for loan losses to total loans was 1.60% and 1.64%, respectively.

The provision for loan losses totaled $600,000 and $1,200,000 for the three and six months ended June 30, 2012, compared to $600,000 and $1,200,000 for the same periods in 2011.  The amount of the provision for loan losses was the result of several factors, including but not limited to, a ratio of nonperforming loans to total loans of 1.87% at June 30, 2012 and a ratio of the allowance for loan losses to nonperforming loans of 85.25% at June 30, 2012.  Nonperforming loans decreased to $8,725,000 at June 30, 2012 from $10,911,000 at June 30, 2011 due to charge-offs and the receipt of collateral in lieu of payment with the collateral now carried as other real estate owned.  Internal loan review and analysis and the continued uncertainty surrounding the economy, coupled with the ratios noted previously, dictated that the provision for loan losses was at a level of $1,200,000 for the six month period ended June 30, 2012.  The level of provision for loan losses did not equate to the change in nonperforming loans due to the economic situation and the collateral status of the nonperforming loans and overall loan portfolio in general, which limits the loan specific allocation of the allowance for loan losses.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
		90 Days
(In Thousands)	Nonaccrual	Past Due	Total
June 30, 2012	$8,725	$—	$8,725
March 31, 2012	11,307	1	11,308
December 31, 2011	11,625	384	12,009
September 30, 2011	11,885	2,459	14,344
June 30, 2011	10,911	—	10,911

Non-interest Income

Total non-interest income for the three months ended June 30, 2012 compared to the same period in 2011 increased $408,000 to $2,281,000.  Excluding net securities gains, non-interest income for the three months ended June 30, 2012 would have increased $247,000 compared to the 2011 period.  Deposit service charges decreased as overdraft fees have declined as an overdrawn dollar threshold must now be reached before the customer is charged a fee.  Gain on sale of loans increased as the level of real estate transactions processed has increased over the past year.  The increase in number of transactions processed is a direct result of our strategy to increase the number of mortgage originators within our market area, while also hiring additional mortgage originators to expand our market area.  Other income increased as debit and credit card related income continues to build as debit cards continue to gain in popularity, while an increasing number of merchants utilize our merchant card services.

Insurance and brokerage commissions for the three months ended June 30, 2012 increased due to continued efforts to add sales representatives.  Management of The M Group continues to pursue new and build upon current relationships.  The sales call program continues to expand outside of central Pennsylvania, which results in additional revenue for The M Group if an additional sales outlet is added.  However, the addition of a sales outlet for The M Group can take up to a year or more to be completed.

Total non-interest income for the six months ended June 30, 2012 compared to the same period in 2011 increased $1,226,000.  Excluding net securities gains, non-interest income would have increased $601,000 compared to the 2011 period.   The increase in non-interest income for the six month period is the result of the same items noted in the three month discussion.

Non-interest income composition for the three and six months ended June 30, 2012 and 2011 was as follows:

	For the Three Months Ended
	June 30, 2012		June 30, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$458	20.08%	$527	28.14%	$(69)	(13.09)%
Securities gains, net	170	7.45	9	0.48	161	1,788.89
Bank owned life insurance	133	5.83	139	7.42	(6)	(4.32)
Gain on sale of loans	343	15.04	242	12.92	101	41.74
Insurance commissions	316	13.85	180	9.61	136	75.56
Brokerage commissions	247	10.83	281	15.00	(34)	(12.10)
Other	614	26.92	495	26.43	119	24.04
Total non-interest income	$2,281	100.00%	$1,873	100.00%	$408	21.78%

	For the Six Months Ended
	June 30, 2012		June 30, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$905	17.94%	$1,030	26.98%	$(125)	(12.14)%
Securities gains, net	759	15.05	134	3.51	625	466.42
Bank owned life insurance	401	7.95	313	8.20	88	28.12
Gain on sale of loans	526	10.43	491	12.86	35	7.13
Insurance commissions	758	15.03	389	10.19	369	94.86
Brokerage commissions	459	9.10	556	14.56	(97)	(17.45)
Other	1,236	24.50	905	23.70	331	36.57
Total non-interest income	$5,044	100.00%	$3,818	100.00%	$1,226	32.11%

Non-interest Expense

Total non-interest expense increased $487,000 for the three months ended June 30, 2012 compared to the same period of 2011.  The increase in salaries and employee benefits was attributable to increases in health insurance, salaries, and bonus accrual.  FDIC deposit insurance decreased due to a change in the assessment base from a deposit to asset based calculation.  Other expenses increased primarily due to expenses, such as advertising, associated with the opening of a branch during 2012 and increased fees related to providing debit card services.

Total non-interest expense increased $963,000 for the six months ended June 30, 2012 compared to the same period of 2011.  The increase in non-interest expense for the six month period is primarily the result of the same items noted in the three month discussion.

Non-interest expense composition for the three and six months ended June 30, 2012 and 2011 was as follows:

	For the Three Months Ended
	June 30, 2012		June 30, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,850	53.34%	$2,475	50.97%	$375	15.15%
Occupancy, net	318	5.95	301	6.20	17	5.65
Furniture and equipment	357	6.68	349	7.19	8	2.29
Pennsylvania shares tax	167	3.13	172	3.54	(5)	(2.91)
Amortization of investment in limited partnerships	166	3.11	165	3.40	1	0.61
FDIC deposit insurance	115	2.15	186	3.83	(71)	(38.17)
Other	1,370	25.64	1,208	24.87	162	13.41
Total non-interest expense	$5,343	100.00%	$4,856	100.00%	$487	10.03%

	For the Six Months Ended
	June 30, 2012		June 30, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$5,867	54.29%	$5,107	51.88%	$760	14.88%
Occupancy, net	646	5.98	649	6.59	(3)	(0.46)
Furniture and equipment	703	6.51	657	6.67	46	7.00
Pennsylvania shares tax	336	3.11	344	3.49	(8)	(2.33)
Amortization of investment in limited partnerships	331	3.06	331	3.36	—	—
FDIC deposit insurance	238	2.20	373	3.79	(135)	(36.19)
Other	2,686	24.85	2,383	24.22	303	12.72
Total non-interest expense	$10,807	100.00%	$9,844	100.00%	$963	9.78%

Provision for Income Taxes

Income taxes increased $267,000 and $446,000 for the three and six months ended June 30, 2012 compared to the same periods of 2011.  The primary cause of the increase in tax expense for the three and six month periods ended June 30, 2012 compared to 2011 is the impact of increased net income.  Excluding the impact of the net securities gains, the effective tax rate for the three and six months ended June 30, 2012 was 15.00% and 13.86% compared to 11.06% and 12.60% for the same period of 2011.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $2,188,000 from $13,885,000 at December 31, 2011 to $16,073,000 at June 30, 2012 primarily as a result of the following activities during the six months ended June 30, 2012:

Loans Held for Sale

Activity regarding loans held for sale resulted in loan originations trailing sale proceeds, less $526,000 in realized gains, by $291,000 for the six months ended June 30, 2012.

Loans

Gross loans increased $29,383,000 since December 31, 2011 due primarily to an increase of residential real estate loans with an emphasis on home equity products.

The allocation of the loan portfolio, by category, as of June 30, 2012 and December 31, 2011 is presented below:

	June 30, 2012		December 31, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial and agricultural	$51,537	11.07%	$53,129	12.19%	$(1,592)	(3.00)%
Real estate mortgage:
Residential	211,165	45.38	179,383	41.15	31,782	17.72
Commercial	164,509	35.35	164,288	37.68	221	0.13
Construction	28,743	6.18	29,457	6.76	(714)	(2.42)
Installment loans to individuals	10,795	2.32	11,297	2.59	(502)	(4.44)
Less: Net deferred loan fees and discounts	1,407	(0.30)	1,595	(0.37)	(188)	(11.79)
Gross loans	$465,342	100.00%	$435,959	100.00%	$29,383	6.74%

Investments

The fair value of the investment securities portfolio at June 30, 2012 increased $24,969,000 since December 31, 2011.  The change is primarily due to purchases of short-term state and political and other debt securities coupled with a net unrealized gain of $10,694,000 at June 30, 2012 compared to an unrealized gain of $4,415,000 at December 31, 2011.  The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 93% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact financial sector stock pricing.  The amortized cost of the equity securities portfolio has increased $2,342,000 to $15,032,000 at June 30, 2012 from $12,690,000 at December 31, 2011 as the Company has been slowly building the portfolio balance, while continuing to diversify geographic and sector risk as seen in the growth of non-financial institution holdings.

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

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at June 30, 2012 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available for sale (AFS)
U.S. Government and agency securities	$21,062	$22,569	$—	$—	$—	$—	$2,392	$2,420	$23,454	$24,989
State and political securities	160,572	169,860	7,039	6,503	—	—	7,795	7,552	175,406	183,915
Other debt securities	68,978	68,674	539	541	—	—	1,018	903	70,535	70,118
Total debt securities AFS	$250,612	$261,103	$7,578	$7,044	$—	$—	$11,205	$10,875	$269,395	$279,022

Financing Activities

Deposits

Total deposits increased $59,503,000 from December 31, 2011 to June 30, 2012.  The growth was led by an increase in money market accounts from December 31, 2011 to June 30, 2012 of 22.34%.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios, while also reducing the utilization of FHLB borrowings.  The increase in deposits is the result of our focus on building relationships with money market accounts being the key building block.  Over the past year and through the first six months of 2012, time deposits have decreased as we have taken a position of using these accounts as complementary accounts to core deposits.  To facilitate this strategy we are actively working single product time deposit relationships to create a solid relationship through the addition of other products to the customer’s portfolio.  In addition, approximately $20,000,000 of the total deposit growth has been generated from the opening of the Danville branch in January 2012.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2012		December 31, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$117,762	18.37%	$111,354	19.14%	$6,408	5.75%
NOW accounts	115,972	18.09	101,808	17.50	14,164	13.91
Money market deposits	152,114	23.72	124,335	21.38	27,779	22.34
Savings deposits	81,479	12.71	71,646	12.32	9,833	13.72
Time deposits	173,840	27.11	172,521	29.66	1,319	0.76
Total deposits	$641,167	100.00%	$581,664	100.00%	$59,503	10.23%

Borrowed Funds

Total borrowed funds decreased 12.92% or $11,743,000 to $79,133,000 at June 30, 2012 compared to $90,876,000 at December 31, 2011.  The decrease in borrowed funds is primarily the result of growth in deposits as the deposit growth provided loan portfolio funding and funds to reduce the level of total borrowings.  FHLB repurchase agreements were utilized as their structure allowed for a reduction in interest expense, while providing the ability to reduce the borrowings at our discretion as deposit levels increased.

	June 30, 2012		December 31, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$300	0.38%	$16,445	18.10%	$(16,145)	(98.18)%
Securities sold under agreement to repurchase	17,555	22.18	13,153	14.47	4,402	33.47
Total short-term borrowings	17,855	22.56	29,598	32.57	(11,743)	(39.67)
Long-term borrowings, FHLB	61,278	77.44	61,278	67.43	—	—
Total borrowed funds	$79,133	100.00%	$90,876	100.00%	$(11,743)	(12.92)%

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

Capital ratios as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$81,518	14.91%	$77,863	15.27%
For Capital Adequacy Purposes	43,741	8.00	40,796	8.00
To Be Well Capitalized	54,676	10.00	50,995	10.00

Tier I Capital (to Risk-weighted Assets)
Actual	$74,197	13.57%	$71,064	13.94%
For Capital Adequacy Purposes	21,870	4.00	20,398	4.00
To Be Well Capitalized	32,806	6.00	30,597	6.00

Tier I Capital (to Average Assets)
Actual	$74,197	9.35%	$71,064	9.57%
For Capital Adequacy Purposes	31,749	4.00	29,688	4.00
To Be Well Capitalized	39,686	5.00	37,110	5.00

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

The following liquidity measures are monitored for compliance and were within the limits cited at June 30, 2012:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current maximum borrowing capacity at the FHLB of $231,337,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $27,081,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $61,578,000 as of June 30, 2012.

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

A market value at risk calculation is utilized to monitor the effects of interest rate changes on the Company’s balance sheet and more specifically shareholders’ equity.  The Company does not manage the balance sheet structure in order to maintain compliance with this calculation.  The calculation serves as a guideline with greater emphases placed on interest rate sensitivity.  Changes to calculation results from period to period are reviewed as changes in results could be a signal of future events.  As of the most recent analysis, the results of the market value at risk calculation were within established guidelines due to the strategic direction being taken.

Interest Rate Sensitivity

In this analysis the Company examines the result of a 100, 200, 300, and 400 basis point change in market interest rates and the effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner.  Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities.

The following is a rate shock forecast for the twelve month period ending June 30, 2013 assuming a static balance sheet as of June 30, 2012.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$28,402	$29,155	$29,568	$29,663	$29,769	$29,798	$29,596
Change from static	(1,166)	(413)	—	95	201	230	28
Percent change from static	-3.94%	-1.40%	—	0.32%	0.68%	0.78%	0.09%

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

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.       Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month #1 (April 1 - April 30, 2012)	—	$—	—	76,776

Month #2 (May 1 - May 31, 2012)	—	—	—	76,776

Month #3 (June 1 - June 30, 2012)	—	—	—	76,776

On April 26, 2012, the Board of Directors extended the previously approved authorization to repurchase up to 197,000 shares, or approximately 5%, of the outstanding shares of the Company for an additional year to April 30, 2013.  To date, there have been 120,224 shares repurchased under this plan.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.          Exhibits

3(i)

Articles of Incorporation of the Registrant as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-Q for the period ended March 31, 2012 filed May 9, 2012).

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
101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2012 and December 31, 2011; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2012 and 2011; (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2012 and 2011; (iv) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	August 9, 2012	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2012	/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer
Exhibit 101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2012 and December 31, 2011; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2012 and 2011; (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2012 and 2011; (iv) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.