Form 10-Q
period 2012-09-30
PENNS WOODS BANCORP INC
filed 2012-11-09
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2012

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

On November 2, 2012 there were 3,838,289 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	September 30,	December 31,
(In Thousands, Except Share Data)	2012	2011
ASSETS:
Noninterest-bearing balances	$13,243	$13,829
Interest-bearing deposits in other financial institutions	7,901	56
Total cash and cash equivalents	21,144	13,885

Investment securities, available for sale, at fair value	296,255	270,097
Investment securities, held to maturity, (fair value of $0 and $55)	—	54
Loans held for sale	2,285	3,787
Loans	485,051	435,959
Allowance for loan losses	(7,521)	(7,154)
Loans, net	477,530	428,805
Premises and equipment, net	8,247	7,707
Accrued interest receivable	4,255	3,905
Bank-owned life insurance	16,238	16,065
Investment in limited partnerships	3,048	3,544
Goodwill	3,032	3,032
Deferred tax asset	3,878	7,991
Other assets	4,694	5,081
TOTAL ASSETS	$840,606	$763,953

LIABILITIES:
Interest-bearing deposits	$525,825	$470,310
Noninterest-bearing deposits	115,285	111,354
Total deposits	641,110	581,664

Short-term borrowings	17,932	29,598
Long-term borrowings, Federal Home Loan Bank (FHLB)	76,278	61,278
Accrued interest payable	501	536
Other liabilities	11,006	10,417
TOTAL LIABILITIES	746,827	683,493

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 4,018,777 and 4,017,677 shares issued	33,489	33,480
Additional paid-in capital	18,148	18,115
Retained earnings	41,737	36,394
Accumulated other comprehensive gain (loss):
Net unrealized gain on available for sale securities	10,848	2,914
Defined benefit plan	(4,133)	(4,133)
Treasury stock at cost, 180,596 shares	(6,310)	(6,310)
TOTAL SHAREHOLDERS’ EQUITY	93,779	80,460
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$840,606	$763,953

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2012	2011	2012	2011

INTEREST AND DIVIDEND INCOME:
Loans, including fees	$6,346	$6,327	$18,954	$18,759
Investment securities:
Taxable	1,486	1,445	4,477	4,231
Tax-exempt	1,339	1,336	4,127	3,875
Dividend and other interest income	96	65	274	174
TOTAL INTEREST AND DIVIDEND INCOME	9,267	9,173	27,832	27,039

INTEREST EXPENSE:
Deposits	902	1,154	2,797	3,530
Short-term borrowings	38	58	100	157
Long-term borrowings, FHLB	637	751	1,877	2,227
TOTAL INTEREST EXPENSE	1,577	1,963	4,774	5,914

NET INTEREST INCOME	7,690	7,210	23,058	21,125

PROVISION FOR LOAN LOSSES	600	600	1,800	1,800

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,090	6,610	21,258	19,325

NON-INTEREST INCOME:
Service charges	489	508	1,394	1,538
Securities gains, net	447	8	1,206	142
Earnings on bank-owned life insurance	138	148	539	461
Gain on sale of loans	527	359	1,053	850
Insurance commissions	295	241	1,053	630
Brokerage commissions	239	241	698	797
Other	636	485	1,872	1,390
TOTAL NON-INTEREST INCOME	2,771	1,990	7,815	5,808

NON-INTEREST EXPENSE:
Salaries and employee benefits	2,939	2,621	8,806	7,728
Occupancy, net	317	313	963	962
Furniture and equipment	355	354	1,058	1,011
Pennsylvania shares tax	169	172	505	516
Amortization of investment in limited partnerships	165	165	496	496
Federal Deposit Insurance Corporation deposit insurance	111	43	349	416
Other	1,402	1,300	4,088	3,683
TOTAL NON-INTEREST EXPENSE	5,458	4,968	16,265	14,812

INCOME BEFORE INCOME TAX PROVISION	4,403	3,632	12,808	10,321
INCOME TAX PROVISION	736	482	2,054	1,354
NET INCOME	$3,667	$3,150	$10,754	$8,967

EARNINGS PER SHARE - BASIC	$0.96	$0.82	$2.80	$2.34

EARNINGS PER SHARE - DILUTED	$0.96	$0.82	$2.80	$2.34

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,837,925	3,836,244	3,837,570	3,835,778

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,837,925	3,836,244	3,837,570	3,835,778

DIVIDENDS PER SHARE	$0.47	$0.46	$1.41	$1.38

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011

Net Income	$3,667	$3,150	$10,754	$8,967
Other comprehensive income:
Change in unrealized gain on available for sale securities	6,190	4,950	13,228	12,605
Tax effect	(2,105)	(1,683)	(4,498)	(4,285)
Net realized gain included in net income	(447)	(8)	(1,206)	(142)
Tax effect	152	3	410	48
Total other comprehensive income	3,790	3,262	7,934	8,226
Comprehensive income	$7,457	$6,412	$18,688	$17,193

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2010	4,015,753	$33,464	$18,064	$31,091	$(9,689)	$(6,310)	$66,620

Comprehensive income:
Net income				8,967			8,967
Other comprehensive income					8,226		8,226
Dividends declared, ($1.38 per share)				(5,293)			(5,293)
Common shares issued for employee stock purchase plan	1,498	13	39				52
Balance, September 30, 2011	4,017,251	$33,477	$18,103	$34,765	$(1,463)	$(6,310)	$78,572

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2011	4,017,677	$33,480	$18,115	$36,394	$(1,219)	$(6,310)	$80,460

Comprehensive income:
Net income				10,754			10,754
Other comprehensive income					7,934		7,934
Dividends declared, ($1.41 per share)				(5,411)			(5,411)
Common shares issued for employee stock purchase plan	1,100	9	33				42
Balance, September 30, 2012	4,018,777	$33,489	$18,148	$41,737	$6,715	$(6,310)	$93,779

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(In Thousands)	2012	2011
OPERATING ACTIVITIES:
Net Income	$10,754	$8,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	569	526
Provision for loan losses	1,800	1,800
Accretion and amortization of investment security discounts and premiums	(816)	(1,320)
Securities gains, net	(1,206)	(142)
Originations of loans held for sale	(32,116)	(28,756)
Proceeds of loans held for sale	34,671	32,641
Gain on sale of loans	(1,053)	(850)
Earnings on bank-owned life insurance	(539)	(461)
Decrease in prepaid federal deposit insurance	315	337
Other, net	(1,189)	(412)
Net cash provided by operating activities	11,190	12,330
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	35,847	11,992
Proceeds from calls and maturities	17,259	9,601
Purchases	(64,965)	(58,272)
Investment securities held to maturity:
Proceeds from sales	—	5
Proceeds from calls and maturities	55	25
Net increase in loans	(50,513)	(17,275)
Acquisition of bank premises and equipment	(1,109)	(394)
Proceeds from the sale of foreclosed assets	700	388
Purchase of bank-owned life insurance	(33)	(39)
Proceeds from bank-owned life insurance death benefit	383	—
Proceeds from redemption of regulatory stock	1,034	985
Net cash used for investing activities	(61,342)	(52,984)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	55,515	42,356
Net increase in noninterest-bearing deposits	3,931	15,436
Proceeds of long-term borrowings, FHLB	15,000	—
Net decrease in short-term borrowings	(11,666)	(9,715)
Dividends paid	(5,411)	(5,293)
Issuance of common stock	42	52
Net cash provided by financing activities	57,411	42,836
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,259	2,182
CASH AND CASH EQUIVALENTS, BEGINNING	13,885	9,493
CASH AND CASH EQUIVALENTS, ENDING	$21,144	$11,675

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,809	$6,048
Income taxes paid	2,350	1,790
Transfer of loans to foreclosed real estate	—	2,008

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average common shares issued	4,018,521	4,016,840	4,018,166	4,016,374
Average treasury stock shares	(180,596)	(180,596)	(180,596)	(180,596)
Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	3,837,925	3,836,244	3,837,570	3,835,778

Note 4. Investment Securities

The amortized cost and fair values of investment securities at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$26,136	$1,693	$(21)	$27,808
State and political securities	174,782	13,753	(1,328)	187,207
Other debt securities	68,792	1,468	(310)	69,950
Total debt securities	269,710	16,914	(1,659)	284,965
Financial institution equity securities	7,768	1,234	(26)	8,976
Other equity securities	2,340	63	(89)	2,314
Total equity securities	10,108	1,297	(115)	11,290
Total investment securities AFS	$279,818	$18,211	$(1,774)	$296,255

	December 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$26,755	$1,916	$—	$28,671
State and political securities	174,790	8,398	(4,887)	178,301
Other debt securities	51,447	133	(2,066)	49,514
Total debt securities	252,992	10,447	(6,953)	256,486
Financial institution equity securities	9,939	1,095	(232)	10,802
Other equity securities	2,751	133	(75)	2,809
Total equity securities	12,690	1,228	(307)	13,611
Total investment securities AFS	$265,682	$11,675	$(7,260)	$270,097

Held to maturity (HTM)
Other debt securities	$54	$1	$—	$55
Total investment securities HTM	$54	$1	$—	$55

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$968	$(21)	$—	$—	$968	$(21)
State and political securities	5,013	(137)	7,396	(1,191)	12,409	(1,328)
Other debt securities	7,751	(101)	8,027	(209)	15,778	(310)
Total debt securities	13,732	(259)	15,423	(1,400)	29,155	(1,659)
Financial institution equity securities	65	(2)	195	(24)	260	(26)
Other equity securities	821	(83)	66	(6)	887	(89)
Total equity securities	886	(85)	261	(30)	1,147	(115)
Total	$14,618	$(344)	$15,684	$(1,430)	$30,302	$(1,774)

	December 31, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
State and political securities	1,142	(6)	28,260	(4,881)	29,402	(4,887)
Other debt securities	35,858	(2,048)	82	(18)	35,940	(2,066)
Total debt securities	37,000	(2,054)	28,342	(4,899)	65,342	(6,953)
Financial institution equity securities	1,140	(116)	273	(116)	1,413	(232)
Other equity securities	263	(65)	130	(10)	393	(75)
Total equity securities	1,403	(181)	403	(126)	1,806	(307)
Total	$38,403	$(2,235)	$28,745	$(5,025)	$67,148	$(7,260)

At September 30, 2012 there were a total of 19 and 31 individual securities that were in a continuous unrealized loss position for less than twelve months and twelve months or greater, respectively.

The Company reviews its position quarterly and has determined that, at September 30, 2012, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,129	$5,157
Due after one year to five years	42,516	43,308
Due after five years to ten years	37,652	38,729
Due after ten years	184,413	197,771
Total	$269,710	$284,965

Total gross proceeds from sales of securities available for sale were $35,848,000 and $11,992,000, for the nine months ended September 30, 2012 and 2011, respectively.  The following table represents gross realized gains and losses on those transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2012	2011	2012	2011
Gross realized gains:
U.S. Government and agency securities	$—	$—	$138	$4
State and political securities	52	109	103	114
Other debt securities	142	—	219	8
Financial institution equity securities	144	—	605	—
Other equity securities	397	—	523	131
Total gross realized gains	$735	$109	$1,588	$257

Gross realized losses:
U.S. Government and agency securities	$—	$—	$—	$—
State and political securities	144	100	146	100
Other debt securities	53	1	53	15
Financial institution equity securities	—	—	67	—
Other equity securities	91	—	116	—
Total gross realized losses	$288	$101	$382	$115

There were no impairment charges included in gross realized losses for the three or nine months ended September 30, 2012 and 2011, respectively.

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

The FHLB had incurred losses in 2009 and for parts of 2010 due primarily to other-than-temporary impairment credit losses on its private-label mortgage-backed securities portfolio.  These securities were the most effected by the extreme economic conditions in place during the previous several years.  As a result, the FHLB had suspended the payment of dividends and limited the amount of excess capital stock repurchases.  The FHLB has reported net income for the year ended December 31, 2011 and has declared a 0.10 percent annualized dividend to its shareholders during each of the first three quarters of 2012. While the FHLB has not committed to regular dividend payments or future limited repurchases of excess capital stock, it will continue to monitor the overall financial performance of the FHLB in order to determine the status of limited repurchases of excess capital stock or dividends in the future.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions the world is facing.  Management also considered that the FHLB maintains regulatory capital ratios in excess of all regulatory capital requirements, liquidity appears adequate, new shares of FHLB stock continue to change hands at the $100 par value, and the resumption of dividends.

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

The following table presents the related aging categories of loans, by segment, as of September 30, 2012 and December 31, 2011:

	September 30, 2012
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$51,280	$65	$—	$—	$51,345
Real estate mortgage:
Residential	222,637	1,164	654	647	225,102
Commercial	165,888	39	—	4,272	170,199
Construction	22,249	2	—	6,468	28,719
Installment loans to individuals	10,873	82	—	—	10,955
	472,927	$1,352	$654	$11,387	486,320
Less: Net deferred loan fees and discounts	1,269				1,269
Allowance for loan losses	7,521				7,521
Loans, net	$464,137				$477,530

	December 31, 2011
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$53,124	$5	$—	$—	$53,129
Real estate mortgage:
Residential	176,875	1,438	378	692	179,383
Commercial	162,977	135	—	1,176	164,288
Construction	19,605	95	—	9,757	29,457
Installment loans to individuals	11,180	111	6	—	11,297
	423,761	$1,784	$384	$11,625	437,554
Less: Net deferred loan fees and discounts	1,595				1,595
Allowance for loan losses	7,154				7,154
Loans, net	$415,012				$428,805

The following table presents the interest income if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans as of September 30, 2012 and September 30, 2011:

	Three Months Ended September 30,
	2012		2011
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Real estate mortgages - residential	$13	$4	$7	$1
Real estate mortgages - commercial	92	43	36	3
Real estate mortgages - construction	77	11	290	4
	$182	$58	$333	$8

	Nine Months Ended September 30,
	2012		2011
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Real estate mortgages - residential	$25	$17	$31	$20
Real estate mortgages - commercial	135	51	65	5
Real estate mortgages - construction	298	67	562	4
	$458	$135	$658	$29

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Real estate mortgages - residential	$84	$84	$—
Real estate mortgages - commercial	330	330	—
Real estate mortgages - construction	553	553	—
	967	967	—
With an allowance recorded:
Real estate mortgages - residential	1,287	1,371	290
Real estate mortgages - commercial	6,329	6,348	1,615
Real estate mortgages - construction	5,928	8,746	806
	13,544	16,465	2,711
Total:
Real estate mortgages - residential	1,371	1,455	290
Real estate mortgages - commercial	6,659	6,678	1,615
Real estate mortgages - construction	6,481	9,299	806
	$14,511	$17,432	$2,711

	December 31, 2011
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Real estate mortgages - residential	$742	$751	$—
Real estate mortgages - commercial	382	382	—
Real estate mortgages - construction	815	1,113	—
	1,939	2,246	—
With an allowance recorded:
Real estate mortgages - residential	861	888	101
Real estate mortgages - commercial	6,150	6,150	1,481
Real estate mortgages - construction	8,929	10,429	2,155
	15,940	17,467	3,737
Total:
Real estate mortgages - residential	1,603	1,639	101
Real estate mortgages - commercial	6,532	6,532	1,481
Real estate mortgages - construction	9,744	11,542	2,155
	$17,879	$19,713	$3,737

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended for September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012			2011
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$—	$—	$—	$41	$1	$—
Real estate mortgages - residential	1,253	10	4	1,448	16	6
Real estate mortgages - commercial	6,576	63	6	5,537	35	3
Real estate mortgages - construction	6,822	1	11	10,540	23	4
	$14,651	$74	$21	$17,566	$75	$13

	Nine Months Ended September 30,
	2012			2011
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$—	$—	$—	$125	$5	$—
Real estate mortgages - residential	1,382	35	33	1,477	42	22
Real estate mortgages - commercial	6,541	224	14	4,657	105	5
Real estate mortgages - construction	8,266	1	67	9,551	77	4
	$16,189	$260	$114	$15,810	$229	$31

There is approximately $287,000 committed to be advanced in connection with impaired loans.

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

Loan modifications that are considered TDRs completed during the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012			2011
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate mortgages - residential	1	100	100	2	161	161
Real estate mortgages - commercial	—	—	—	7	3,902	3,902
Real estate mortgages - construction	—	—	—	4	11,888	11,888
Installment loans to individuals	—	—	—	—	—	—
Total	1	$100	$100	13	$15,951	$15,951

	Nine Months Ended September 30,
	2012			2011
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Commercial and agricultural	—	$—	$—	—	$—	$—
Real estate mortgages - residential	3	254	254	2	161	161
Real estate mortgages - commercial	1	37	37	7	3,902	3,902
Real estate mortgages - construction	2	26	26	5	12,473	12,473
Installment loans to individuals	—	—	—	—	—	—
Total	6	$317	$317	14	$16,536	$16,536

There has been one loan modification considered a troubled debt restructuring made during the twelve months previous to September 30, 2012 that has defaulted during the nine month period ending September 30, 2012.  The loan that defaulted is an installment loan to an individual with a recorded investment of $3,000 at September 30, 2012.

Troubled debt restructurings amounted to $13,870,000 and $17,478,000 as of September 30, 2012 and December 31, 2011.

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

The following table presents the credit quality categories identified above as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$50,452	$223,393	$154,895	$22,204	$10,955	$461,899
Special Mention	698	—	5,237	—	—	5,935
Substandard	195	1,709	10,067	6,515	—	18,486
Doubtful	—	—	—	—	—	—
Total	$51,345	$225,102	$170,199	$28,719	$10,955	$486,320

	December 31, 2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$51,663	$177,916	$152,994	$19,652	$11,291	$413,516
Special Mention	1,198	89	5,804	—	—	7,091
Substandard	268	1,378	5,490	9,805	6	16,947
Doubtful	—	—	—	—	—	—
Total	$53,129	$179,383	$164,288	$29,457	$11,297	$437,554

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

Activity in the allowance is presented for the nine months ended September 30, 2012 and 2011:

	September 30, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Beginning Balance	$430	$964	$2,719	$2,846	$195	$7,154
Charge-offs	—	(60)	(19)	(1,360)	(73)	(1,512)
Recoveries	6	7	4	24	38	79
Provision	(61)	532	961	342	26	1,800
Ending Balance	$375	$1,443	$3,665	$1,852	$186	$7,521

	September 30, 2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Beginning Balance	$466	$980	$1,508	$2,893	$188	$6,035
Charge-offs	—	(34)	—	(1,500)	(63)	(1,597)
Recoveries	9	37	23	7	41	117
Provision	(26)	(41)	321	1,542	4	1,800
Ending Balance	$449	$942	$1,852	$2,942	$170	$6,355

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central Pennsylvania. Although the Company has a diversified loan portfolio at September 30, 2012, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of loans at September 30, 2012 and 2011 as follows:

	September 30,
	2012	2011
Owners of residential rental properties	18.32%	14.38%
Owners of commercial rental properties	14.57%	17.01%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$290	$1,615	$806	$—	$2,711
Collectively evaluated for impairment	375	1,153	2,050	1,046	186	4,810
Total ending allowance balance	$375	$1,443	$3,665	$1,852	$186	$7,521

Loans:
Individually evaluated for impairment	$—	$1,371	$6,659	$6,481	$—	$14,511
Collectively evaluated for impairment	51,345	223,731	163,540	22,238	10,955	471,809
Total ending loans balance	$51,345	$225,102	$170,199	$28,719	$10,955	$486,320

	December 31, 2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$101	$1,481	$2,155	$—	$3,737
Collectively evaluated for impairment	430	863	1,238	691	195	3,417
Total ending allowance balance	$430	$964	$2,719	$2,846	$195	$7,154

Loans:
Individually evaluated for impairment	$—	$1,603	$6,532	$9,744	$—	$17,879
Collectively evaluated for impairment	53,129	177,780	157,756	19,713	11,297	419,675
Total ending loans balance	$53,129	$179,383	$164,288	$29,457	$11,297	$437,554

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2011.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2012	2011	2012	2011

Service cost	$156	$106	$469	$318
Interest cost	187	178	559	534
Expected return on plan assets	(195)	(186)	(586)	(556)
Amortization of transition obligation	(1)	(1)	(2)	(3)
Amortization of prior service cost	6	6	19	19
Amortization of net loss	109	41	327	123
Net periodic cost	$262	$144	$786	$435

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2011, that it expected to contribute a minimum of $750,000 to its defined benefit plan in 2012.  As of September 30, 2012, there were contributions of $1,450,000 made to the plan with additional contributions of at least $225,000 anticipated during the fourth quarter of 2012.  The increased level of contributions is the result of management’s plan to reduce the unfunded portion of the Company’s defined benefit pension plan.

Note 8.  Employee Stock Purchase Plan

The Company maintains the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the nine months ended September 30, 2012 and 2011, there were 1,100 and 1,498 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2012 and December 31, 2011:

(In Thousands)	September 30, 2012	December 31, 2011
Commitments to extend credit	$91,858	$80,320
Standby letters of credit	1,368	1,180

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of September 30, 2012 and December 31, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2012
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$27,808	$—	$27,808
State and political securities	—	187,207	—	187,207
Other debt securities	—	69,950	—	69,950
Financial institution equity securities	8,976	—	—	8,976
Other equity securities	2,314	—	—	2,314
Total assets measured on a recurring basis	$11,290	$284,965	$—	$296,255

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$28,671	$—	$28,671
State and political securities	—	178,301	—	178,301
Other debt securities	—	49,514	—	49,514
Financial institution equity securities	10,802	—	—	10,802
Other equity securities	2,809	—	—	2,809
Total assets measured on a recurring basis	$13,611	$256,486	$—	$270,097

The following table presents the assets reported on the consolidated balance sheet at their fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2012
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$11,800	$11,800
Other real estate owned	—	—	1,502	1,502
Total assets measured on a non-recurring basis	$—	$—	$13,302	$13,302

	December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$14,142	$14,142
Other real estate owned	—	—	2,144	2,144
Total assets measured on a non-recurring basis	$—	$—	$16,286	$16,286

The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of September 30, 2012.

	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	11,800	Discounted cash flow	Temporary change in payment amount	0 to -55%	-31%
			Probability of default	0%

		Appraisal of collateral	Appraisal adjustments (1)	0 to -20%	-15%

Other real estate owned	1,502	Appraisal of collateral (1)

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

The fair values of the Company’s financial instruments are as follows at September 30, 2012 and December 31, 2011:

			Fair Value Measurements at September 30, 2012
			Quoted Prices in
			Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In Thousands)	Value	Value	(Level I)	(Level II)	(Level III)
Financial assets:
Cash and cash equivalents	$21,144	$21,144	$21,144	$—	$—
Investment securities:
Available for sale	296,255	296,255	11,290	284,965	—
Held to maturity	—	—	—	—	—
Loans held for sale	2,285	2,285	2,285	—	—
Loans, net	477,530	483,242	—	—	483,242
Bank-owned life insurance	16,238	16,238	16,238	—	—
Accrued interest receivable	4,255	4,255	4,255	—	—

Financial liabilities:
Interest-bearing deposits	$525,825	$531,483	$—	$—	$531,483
Noninterest-bearing deposits	115,285	115,285	115,285	—	—
Short-term borrowings	17,932	17,932	17,932	—	—
Long-term borrowings, FHLB	76,278	81,340	—	—	81,340
Accrued interest payable	501	501	501	—	—

	December 31, 2011
	Carrying	Fair
(In Thousands)	Value	Value
Financial assets:
Cash and cash equivalents	$13,885	$13,885
Investment securities:
Available for sale	270,097	270,097
Held to maturity	54	55
Loans held for sale	3,787	3,787
Loans, net	428,805	424,586
Bank-owned life insurance	16,065	16,065
Accrued interest receivable	3,905	3,905

Financial liabilities:
Interest-bearing deposits	$470,310	$471,212
Noninterest-bearing deposits	111,354	111,354
Short-term borrowings	29,598	29,598
Long-term borrowings, FHLB	61,278	65,848
Accrued interest payable	536	536

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

Note 13.  Subsequent Event - Merger Agreement

On October 18, 2012, the Company entered into a definitive merger agreement with Luzerne National Bank Corporation (“Luzerne”) under which the Company will acquire Luzerne in a stock and cash transaction.  Under the terms of the merger agreement, the Company will acquire all of the outstanding shares of Luzerne for a total purchase price of approximately $44.5 million as of the date of the agreement.  Luzerne shareholders will have the opportunity to elect to receive for each outstanding share of Luzerne common stock either 1.5534 shares of the Company’s common stock, $61.86 in cash or a combination of cash or stock. All shareholder elections will be subject to allocation and proration procedures set forth in the merger agreement that are designed to ensure that no more than 10% of the outstanding Luzerne shares are exchanged for cash. The transaction is expected to be a tax-free exchange to the extent that shareholders of Luzerne receive stock in exchange for their shares.  The transaction is expected to close in the second quarter of 2013 subject to customary closing conditions, including receipt of regulatory approvals and approvals by shareholders of both the Company and Luzerne.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company cautions readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (vi) our ability to complete the pending merger transaction with Luzerne National Bank Corporation and to successfully integrate the business of Luzerne.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

Summary Results

Net income for the three months ended September 30, 2012 was $3,667,000 compared to $3,150,000 for the same period of 2011 as after-tax securities gains increased $290,000 (from a gain of $5,000 to a gain of $295,000).  Basic and diluted earnings per share for the three months ended September 30, 2012 were $0.96 compared to $0.82 for the three months ended September 30, 2011.  Return on average assets and return on average equity were 1.77% and 15.94% for the three months ended September 30, 2012 compared to 1.67% and 16.49% for the corresponding period of 2011.  Net income from core operations (“operating earnings”) increased to $3,372,000 for the three months ended September 30, 2012 compared to $3,145,000 for the same period of 2011.  Operating earnings per share for the three months ended September 30, 2012 were $0.88 basic and dilutive compared to $0.82 basic and dilutive for the three months ended September 30, 2011.

The nine months ended September 30, 2012 generated net income of $10,754,000 compared to $8,967,000 for the same period of 2011.  Comparable results were impacted by an increase in after-tax securities gains of $702,000 (from a gain of $94,000 to a gain of $796,000). Earnings per share, basic and dilutive, for the nine months ended September 30, 2012 were $2.80 compared to $2.34 for the comparable period of 2011.  Return on average assets and return on average equity were 1.78% and 16.25% for the nine months ended September 30, 2012 compared to 1.65% and 16.46% for the corresponding period of 2011.  Operating earnings increased 11.0% to $9,849,000 for the nine months ended September 30, 2012 compared to $8,873,000 for the comparable period of 2011, resulting in basic and dilutive operating earnings per share increasing 11.3% to $2.57 from $2.31 for the nine month periods ended September 30, 2012 and 2011, respectively.

Management uses the non-GAAP measure of net income from core operations, or operating earnings, in its analysis of the Company’s performance.  This measure, as used by the Company, adjusts net income by excluding significant gains or losses that are unusual in nature.  Because certain of these items and their impact on the Company’s performance are difficult to predict, management believes the presentation of financial measures excluding the impact of such items provides useful supplemental information in evaluating the operating results of the Company’s core businesses.  For purposes of this Quarterly Report on Form 10-Q, net income from core operations, or operating earnings, means net income adjusted to exclude after-tax net securities gains or losses and bank-owned life insurance gains on death benefit.  These disclosures should not be viewed as a substitute for net income determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Reconciliation of GAAP and Non-GAAP Financial Measures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands, Except Per Share Data)	2012	2011	2012	2011
GAAP net income	$3,667	$3,150	$10,754	$8,967
Less: net securities and bank-owned life insurance gains, net of tax	295	5	905	94
Non-GAAP operating earnings	$3,372	$3,145	$9,849	$8,873

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Return on average assets (ROA)	1.77%	1.67%	1.78%	1.65%
Less: net securities and bank-owned life insurance gains, net of tax	0.14%	0.00%	0.15%	0.02%
Non-GAAP operating ROA	1.63%	1.67%	1.63%	1.63%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Return on average equity (ROE)	15.94%	16.49%	16.25%	16.46%
Less: net securities and bank-owned life insurance gains, net of tax	1.28%	0.03%	1.37%	0.18%
Non-GAAP operating ROE	14.66%	16.46%	14.88%	16.28%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic earnings per share (EPS)	$0.96	$0.82	$2.80	$2.34
Less: net securities and bank-owned life insurance gains, net of tax	0.08	0.00	0.23	0.03
Non-GAAP basic operating EPS	$0.88	$0.82	$2.57	$2.31

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Dilutive EPS	$0.96	$0.82	$2.80	$2.34
Less: net securities and bank-owned life insurance gains, net of tax	0.08	0.00	0.23	0.03
Non-GAAP dilutive operating EPS	$0.88	$0.82	$2.57	$2.31

Interest and Dividend Income

Interest and dividend income for the three months ended September 30, 2012 increased to $9,267,000 compared to $9,173,000 for the same period of 2011.  The increase was due in part to loan portfolio income increasing as the impact of portfolio growth offset a reduction in yield of 57 basis points (“bp”) due to the competitive landscape and the continued low rate environment that is impacting new loan rates as well as the variable rate segment of the loan portfolio.  Investment portfolio interest increased due to growth in the average investment portfolio of $47,729,000 primarily from the addition of short-term corporate bonds to the portfolio, which offset a decline in the average taxable equivalent yield of 61 bp.

During the nine months ended September 30, 2012, interest and dividend income was $27,832,000, an increase of $793,000 over the same period in 2011.  Interest income on the loan portfolio increased as the impact of growth in the portfolio was limited by a 42 bp decline in average yield.  The investment portfolio interest income increased as the increase in portfolio size more than offset the 72 bp decline in yield.

Interest and dividend income composition for the three and nine months ended September 30, 2012 and 2011 was as follows:

	For The Three Months Ended
	September 30, 2012		September 30, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,346	68.47%	$6,327	68.97%	$19	0.30%
Investment securities:
Taxable	1,486	16.04	1,445	15.75	41	2.84
Tax-exempt	1,339	14.45	1,336	14.57	3	0.22
Dividend and other interest income	96	1.04	65	0.71	31	47.69
Total interest and dividend income	$9,267	100.00%	$9,173	100.00%	$94	1.02%

	For The Nine Months Ended
	September 30, 2012		September 30, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$18,954	68.10%	$18,759	69.38%	$195	1.04%
Investment securities:
Taxable	4,477	16.09	4,231	15.65	246	5.81
Tax-exempt	4,127	14.83	3,875	14.33	252	6.50
Dividend and other interest income	274	0.98	174	0.64	100	57.47
Total interest and dividend income	$27,832	100.00%	$27,039	100.00%	$793	2.93%

Interest Expense

Interest expense for the three months ended September 30, 2012 decreased $386,000 to $1,577,000 compared to $1,963,000 for the same period of 2011.  The substantial decrease associated with deposits is primarily the result of a reduction of 32 bp in the rate paid on time deposits and a shift from higher cost time deposits to core deposits, with emphasis on money market and NOW accounts.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) actions to maintain low interest rates and campaigns conducted by the Company to focus on core deposit (non-time deposit) growth as the building block to solid customer relationships.  In addition, during the past two years the time deposit portfolio has been shortened in order to increase repricing frequency.  The time deposit portfolio is now slowly being lengthened to build protection when interest rates begin to increase with a focus on maturities of 36 months and greater.  In addition, the Marcellus Shale natural gas exploration in north central Pennsylvania is creating opportunities to gather new and build upon existing deposit relationships.  Borrowing interest expense decreased as the significant growth in deposits has allowed for a reduction in the average balance of borrowings.

Interest expense for the nine months ended September 30, 2012 decreased 19.28% from the same period of 2011.  The reasons noted for the decline in interest expense for the three month period comparison also apply to the nine month period.

Interest expense composition for the three and nine months ended September 30, 2012 and 2011 was as follows:

	For The Three Months Ended
	September 30, 2012		September 30, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$902	57.20%	$1,154	58.79%	$(252)	(21.84)%
Short-term borrowings	38	2.41	58	2.95	(20)	(34.48)
Long-term borrowings, FHLB	637	40.39	751	38.26	(114)	(15.18)
Total interest expense	$1,577	100.00%	$1,963	100.00%	$(386)	(19.66)%

	For The Nine Months Ended
	September 30, 2012		September 30, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,797	58.59%	$3,530	59.69%	$(733)	(20.76)%
Short-term borrowings	100	2.09	157	2.65	(57)	(36.31)
Long-term borrowings, FHLB	1,877	39.32	2,227	37.66	(350)	(15.72)
Total interest expense	$4,774	100.00%	$5,914	100.00%	$(1,140)	(19.28)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended September 30, 2012 was 4.34% compared to 4.55% for the corresponding period of 2011.  The NIM declined as a 36 bp decline in the rate paid on interest bearing liabilities was countered by a 52 bp decline in the yield on interest earning assets.  The decrease in earning asset yield is due to the impact of the current low rate environment on the loan and investment portfolios.  In addition, the duration of the investment portfolio has been shortened by utilizing shorter term corporate and agency bonds to offset the relatively longer duration of the municipal bonds within the portfolio.  This shortening of the investment portfolio limits current earnings due to the low rates on the short end of the interest rate curve, but it also limits interest rate risk and will provide cash flow over the next few years as we anticipate a period of increasing rates.  The decrease in the cost of interest bearing liabilities from 1.38% to 1.02% was driven by a reduction in the rate paid on time deposits of 32 bp.  The reduction in the rate paid on time deposits was the result of shortening the time deposit portfolio, which has resulted in an increasing repricing frequency during this period of low rates.  In addition, a focus on increasing core deposits has resulted in significant growth in lower cost core deposits.  The duration of the time deposit portfolio has slowly started to be lengthened due to the apparent bottoming or near bottoming of deposit rates.  The average rate on long-term borrowings declined due to the maturity of FHLB borrowings.

The NIM for the nine months ended September 30, 2012 was 4.51% compared to 4.67% for the same period of 2011.  The impact of the items mentioned in the three month discussion also applies to the nine month period.  A 35 bp decline in the rate paid on time deposits served as the foundation for a 31 bp decline in the rate paid on deposits, while the FOMC and general market actions affected the yield on earning assets and cost of borrowings.

The following is a schedule of average balances and associated yields for the three and nine months ended September 30, 2012 and 2011:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$22,916	$302	5.24%	$20,211	$311	6.10%
All other loans	452,370	6,147	5.41%	407,346	6,122	5.96%
Total loans	475,286	6,449	5.40%	427,557	6,433	5.97%

Taxable securities	162,822	1,580	3.88%	139,510	1,509	4.33%
Tax-exempt securities	132,996	2,029	6.10%	117,917	2,024	6.87%
Total securities	295,818	3,609	4.88%	257,427	3,533	5.49%

Interest-bearing deposits	8,966	2	0.09%	15,734	1	0.03%

Total interest-earning assets	780,070	10,060	5.14%	700,718	9,967	5.66%

Other assets	48,096			53,323

Total assets	$828,166			$754,041

Liabilities and shareholders’ equity:
Savings	$81,413	16	0.08%	$72,704	28	0.15%
Super Now deposits	120,135	158	0.52%	98,094	141	0.57%
Money market deposits	151,307	173	0.45%	128,012	280	0.87%
Time deposits	171,245	555	1.29%	173,825	705	1.61%
Total interest-bearing deposits	524,100	902	0.68%	472,635	1,154	0.97%

Short-term borrowings	18,607	38	0.81%	17,357	58	1.33%
Long-term borrowings, FHLB	65,517	637	3.80%	71,778	751	4.09%
Total borrowings	84,124	675	3.14%	89,135	809	3.56%

Total interest-bearing liabilities	608,224	1,577	1.02%	561,770	1,963	1.38%

Demand deposits	116,582			104,017
Other liabilities	11,355			11,821
Shareholders’ equity	92,005			76,433

Total liabilities and shareholders’ equity	$828,166			$754,041
Interest rate spread			4.12%			4.28%
Net interest income/margin		$8,483	4.34%		$8,004	4.55%

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

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$21,977	$909	5.52%	$20,302	$924	6.09%
All other loans	436,921	18,354	5.61%	402,384	18,149	6.03%
Total loans	458,898	19,263	5.61%	422,686	19,073	6.03%

Taxable securities	157,791	4,747	4.01%	126,887	4,402	4.63%
Tax-exempt securities	131,306	6,253	6.35%	109,552	5,871	7.15%
Total securities	289,097	11,000	5.07%	236,439	10,273	5.79%

Interest-bearing deposits	8,098	4	0.07%	11,916	3	0.03%

Total interest-earning assets	756,093	30,267	5.34%	671,041	29,349	5.84%

Other assets	49,702			53,405

Total assets	$805,795			$724,446

Liabilities and shareholders’ equity:
Savings	$78,180	44	0.08%	$69,994	98	0.19%
Super Now deposits	116,205	452	0.52%	83,357	331	0.53%
Money market deposits	143,878	580	0.54%	120,177	835	0.93%
Time deposits	173,578	1,721	1.32%	181,158	2,266	1.67%
Total interest-bearing deposits	511,841	2,797	0.73%	454,686	3,530	1.04%

Short-term borrowings	19,293	100	0.69%	17,055	157	1.23%
Long-term borrowings, FHLB	62,701	1,877	3.93%	71,778	2,227	4.09%
Total borrowings	81,994	1,977	3.17%	88,833	2,384	3.54%

Total interest-bearing liabilities	593,835	4,774	1.07%	543,519	5,914	1.45%

Demand deposits	112,464			98,000
Other liabilities	11,258			10,272
Shareholders’ equity	88,238			72,655

Total liabilities and shareholders’ equity	$805,795			$724,446
Interest rate spread			4.27%			4.39%
Net interest income/margin		$25,493	4.51%		$23,435	4.67%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands)	2012	2011	2012	2011
Total interest income	$9,267	$9,173	$27,832	$27,039
Total interest expense	1,577	1,963	4,774	5,914
Net interest income	7,690	7,210	23,058	21,125
Tax equivalent adjustment	793	794	2,435	2,310
Net interest income (fully taxable equivalent)	$8,483	$8,004	$25,493	$23,435

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012 vs. 2011			2012 vs. 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$38	$(47)	$(9)	$47	$(62)	$(15)
Loans	628	(603)	25	1,039	(834)	205
Taxable investment securities	236	(165)	71	724	(379)	345
Tax-exempt investment securities	243	(238)	5	798	(416)	382
Interest bearing deposits	(1)	2	1	(1)	2	1
Total interest-earning assets	1,144	(1,051)	93	2,607	(1,689)	918

Interest expense:
Savings deposits	3	(15)	(12)	4	(58)	(54)
Super Now deposits	30	(13)	17	124	(3)	121
Money market deposits	94	(201)	(107)	168	(423)	(255)
Time deposits	(10)	(140)	(150)	(90)	(455)	(545)
Short-term borrowings	4	(24)	(20)	5	(62)	(57)
Long-term borrowings, FHLB	(63)	(51)	(114)	(177)	(173)	(350)
Total interest-bearing liabilities	58	(444)	(386)	34	(1,174)	(1,140)
Change in net interest income	$1,086	$(607)	$479	$2,573	$(515)	$2,058

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2012, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $7,154,000 at December 31, 2011 to $7,521,000 at September 30, 2012.  The increase in the allowance for loan losses was limited by net charge-offs of $1,433,000 for the nine month period ended September 30, 2012.  The primary driver of the charge-offs for the period was two partial charge-offs of construction real-estate loans that partially offset the provision for loan losses during the nine months ended September 30, 2012.  At September 30, 2012 and December 31, 2011, the allowance for loan losses to total loans was 1.55% and 1.64%, respectively.

The provision for loan losses totaled $600,000 and $1,800,000 for the three and nine months ended September 30, 2012 and September 30, 2011.  The amount of the provision for loan losses was the result of several factors, including but not limited to, a ratio of nonperforming loans to total loans of 2.48% at September 30, 2012 and a ratio of the allowance for loan losses to nonperforming loans of 62.46% at September 30, 2012.  Nonperforming loans decreased to $12,041,000 at September 30, 2012 from $14,344,000 at September 30, 2011 due to charge-offs and the receipt of collateral in lieu of payment with the collateral now carried as other real estate owned.  Internal loan review and analysis and the continued uncertainty surrounding the economy, coupled with the ratios noted previously, dictated that the provision for loan losses was at a level of $1,800,000 for the nine month period ended September 30,

2012.  The level of provision for loan losses did not equate to the change in nonperforming loans due to the economic situation and the collateral status of the nonperforming loans and overall loan portfolio in general, which limits the loan specific allocation of the allowance for loan losses.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Nonaccrual	Total
September 30, 2012	$654	$11,387	$12,041
June 30, 2012	—	8,725	8,725
March 31, 2012	1	11,307	11,308
December 31, 2011	384	11,625	12,009
September 30, 2011	2,459	11,885	14,344

Non-interest Income

Total non-interest income for the three months ended September 30, 2012 compared to the same period in 2011 increased $781,000 to $2,771,000.  Excluding net securities gains, non-interest income for the three months ended September 30, 2012 would have increased $342,000 compared to the 2011 period.  Deposit service charges decreased as overdraft fees have declined as an overdrawn dollar threshold must now be reached before the customer is charged a fee.  Gain on sale of loans increased as the level of real estate transactions processed has increased over the past year.  The increase in number of transactions processed is a direct result of our strategy to increase the number of mortgage originators within our market area, while also hiring additional mortgage originators to expand our market area.  Other income increased as debit and credit card related income continues to build as debit cards continue to gain in popularity, while an increasing number of merchants utilize our merchant card services.

Insurance commissions for the three months ended September 30, 2012 increased due to continued efforts to add sales representatives.  Management of The M Group continues to pursue new and build upon current relationships.  The sales call program continues to expand outside of central Pennsylvania, which results in additional revenue for The M Group if an additional sales outlet is added.  However, the addition of a sales outlet for The M Group can take up to a year or more to be completed.

Total non-interest income for the nine months ended September 30, 2012 compared to the same period in 2011 increased $2,007,000.  Excluding net securities gains, non-interest income would have increased $943,000 compared to the 2011 period.  The increase in non-interest income for the nine month period is the result of the same items noted in the three month discussion.

Non-interest income composition for the three and nine months ended September 30, 2012 and 2011 was as follows:

	For the Three Months Ended
	September 30, 2012		September 30, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$489	17.65%	$508	25.53%	$(19)	(3.74)%
Securities gains, net	447	16.13	8	0.40	439	5,487.50
Bank owned life insurance	138	4.98	148	7.44	(10)	(6.76)
Gain on sale of loans	527	19.02	359	18.04	168	46.80
Insurance commissions	295	10.65	241	12.11	54	22.41
Brokerage commissions	239	8.63	241	12.11	(2)	(0.83)
Other	636	22.94	485	24.37	151	31.13
Total non-interest income	$2,771	100.00%	$1,990	100.00%	$781	39.25%

	For the Nine Months Ended
	September 30, 2012		September 30, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$1,394	17.84%	$1,538	26.48%	$(144)	(9.36)%
Securities gains, net	1,206	15.43	142	2.44	1,064	749.30
Bank owned life insurance	539	6.90	461	7.94	78	16.92
Gain on sale of loans	1,053	13.47	850	14.64	203	23.88
Insurance commissions	1,053	13.47	630	10.85	423	67.14
Brokerage commissions	698	8.93	797	13.72	(99)	(12.42)
Other	1,872	23.96	1,390	23.93	482	34.68
Total non-interest income	$7,815	100.00%	$5,808	100.00%	$2,007	34.56%

Non-interest Expense

Total non-interest expense increased $490,000 for the three months ended September 30, 2012 compared to the same period of 2011.  The increase in salaries and employee benefits was attributable to increases in health insurance, salaries, and bonus accrual.  Other expenses increased primarily due to expenses, such as advertising, associated with the opening of a branch during 2012 and increased fees related to providing debit card services.

Total non-interest expense increased $1,453,000 for the nine months ended September 30, 2012 compared to the same period of 2011.  The increase in non-interest expense for the nine month period is primarily the result of the same items noted in the three month discussion.

Non-interest expense composition for the three and nine months ended September 30, 2012 and 2011 was as follows:

	For the Three Months Ended
	September 30, 2012		September 30, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$2,939	53.85%	$2,621	52.76%	$318	12.13%
Occupancy, net	317	5.81	313	6.30	4	1.28
Furniture and equipment	355	6.50	354	7.13	1	0.28
Pennsylvania shares tax	169	3.10	172	3.46	(3)	(1.74)
Amortization of investment in limited partnerships	165	3.02	165	3.32	—	—
FDIC deposit insurance	111	2.03	43	0.87	68	158.14
Other	1,402	25.69	1,300	26.16	102	7.85
Total non-interest expense	$5,458	100.00%	$4,968	100.00%	$490	9.86%

	For the Nine Months Ended
	September 30, 2012		September 30, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$8,806	54.14%	$7,728	52.17%	$1,078	13.95%
Occupancy, net	963	5.92	962	6.49	1	0.10
Furniture and equipment	1,058	6.50	1,011	6.83	47	4.65
Pennsylvania shares tax	505	3.10	516	3.48	(11)	(2.13)
Amortization of investment in limited partnerships	496	3.05	496	3.35	—	—
FDIC deposit insurance	349	2.15	416	2.81	(67)	(16.11)
Other	4,088	25.14	3,683	24.87	405	11.00
Total non-interest expense	$16,265	100.00%	$14,812	100.00%	$1,453	9.81%

Provision for Income Taxes

Income taxes increased $254,000 and $700,000 for the three and nine months ended September 30, 2012 compared to the same periods of 2011.  The primary cause of the increase in tax expense for the three and nine month periods ended September 30, 2012 compared to 2011 is the impact of increased net income.  Excluding the impact of the net securities gains, the effective tax rate for the three and nine months ended September 30, 2012 was 14.76% and 14.17% compared to 13.22% and 12.83% for the same period of 2011.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $7,259,000 from $13,885,000 at December 31, 2011 to $21,144,000 at September 30, 2012 primarily as a result of the following activities during the nine months ended September 30, 2012:

Loans Held for Sale

Activity regarding loans held for sale resulted in loan originations trailing sale proceeds, less $1,053,000 in realized gains, by $1,502,000 for the nine months ended September 30, 2012.

Loans

Gross loans increased $49,092,000 since December 31, 2011 due primarily to an increase of residential real estate loans with an emphasis on home equity products.

The allocation of the loan portfolio, by category, as of September 30, 2012 and December 31, 2011 is presented below:

	September 30, 2012		December 31, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial and agricultural	$51,345	10.58%	$53,129	12.19%	$(1,784)	(3.36)%
Real estate mortgage:
Residential	225,102	46.41	179,383	41.15	45,719	25.49
Commercial	170,199	35.09	164,288	37.68	5,911	3.60
Construction	28,719	5.92	29,457	6.76	(738)	(2.51)
Installment loans to individuals	10,955	2.26	11,297	2.59	(342)	(3.03)
Less: Net deferred loan fees and discounts	1,269	(0.26)	1,595	(0.37)	(326)	(20.44)
Gross loans	$485,051	100.00%	$435,959	100.00%	$49,092	11.26%

Investments

The fair value of the investment securities portfolio at September 30, 2012 increased $26,103,000 since December 31, 2011.  The change is primarily due to purchases of short-term other debt securities coupled with a net unrealized gain of $16,437,000 at September 30, 2012 compared to an unrealized gain of $4,415,000 at December 31, 2011.  The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 94% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact financial sector stock pricing.  The amortized cost of the equity securities portfolio has decreased $2,582,000 to $10,108,000 at September 30, 2012 from $12,690,000 at December 31, 2011.  The decrease was due in part to the realization of gains in the portfolio.

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

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at September 30, 2012 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available for sale (AFS)
U.S. Government and agency securities	$26,136	$27,808	$—	$—	$—	$—	$—	$—	$26,136	$27,808
State and political securities	161,299	174,169	5,991	5,592	—	—	7,492	7,446	174,782	187,207
Other debt securities	67,106	68,261	689	701	—	—	997	988	68,792	69,950
Total debt securities AFS	$254,541	$270,238	$6,680	$6,293	$—	$—	$8,489	$8,434	$269,710	$284,965

Financing Activities

Deposits

Total deposits increased $59,446,000 from December 31, 2011 to September 30, 2012.  The growth was led by an increase in NOW and money market accounts from December 31, 2011 to September 30, 2012 of 23.34% and 19.88%, respectively.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios.  The increase in deposits is the result of our focus on building relationships with NOW and money market accounts as the key building blocks.  Over the past year and through the first nine months of 2012, time deposits have decreased as we have taken a position of using these accounts as complementary accounts to core deposits.  To facilitate this strategy we are actively working single product time deposit relationships to create a solid relationship through the addition of other products to the customer’s portfolio.  In addition, approximately $25,000,000 of the total deposit growth has been generated from the opening of the Danville branch in January 2012.

Deposit balances and their changes for the periods being discussed follow:

	September 30, 2012		December 31, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$115,285	17.98%	$111,354	19.14%	$3,931	3.53%
NOW accounts	125,572	19.59	101,808	17.50	23,764	23.34
Money market deposits	149,054	23.25	124,335	21.38	24,719	19.88
Savings deposits	81,479	12.71	71,646	12.32	9,833	13.72
Time deposits	169,720	26.47	172,521	29.66	(2,801)	(1.62)
Total deposits	$641,110	100.00%	$581,664	100.00%	$59,446	10.22%

Borrowed Funds

Total borrowed funds increased 3.67% or $3,334,000 to $94,210,000 at September 30, 2012 compared to $90,876,000 at December 31, 2011.  Long-term borrowings increased to fund a combination of loan growth and FHLB debt that will be maturing during the fourth quarter of 2012.

	September 30, 2012		December 31, 2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$16,445	18.10%	$(16,445)	(100.00)%
Securities sold under agreement to repurchase	17,932	19.03	13,153	14.47	4,779	36.33
Total short-term borrowings	17,932	19.03	29,598	32.57	(11,666)	(39.41)
Long-term borrowings, FHLB	76,278	80.97	61,278	67.43	15,000	24.48
Total borrowed funds	$94,210	100.00%	$90,876	100.00%	$3,334	3.67%

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

Capital ratios as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$83,926	15.25%	$77,863	15.27%
For Capital Adequacy Purposes	44,016	8.00	40,796	8.00
To Be Well Capitalized	55,021	10.00	50,995	10.00

Tier I Capital (to Risk-weighted Assets)
Actual	$76,508	13.91%	$71,064	13.94%
For Capital Adequacy Purposes	22,008	4.00	20,398	4.00
To Be Well Capitalized	33,012	6.00	30,597	6.00

Tier I Capital (to Average Assets)
Actual	$76,508	9.52%	$71,064	9.57%
For Capital Adequacy Purposes	32,141	4.00	29,688	4.00
To Be Well Capitalized	40,176	5.00	37,110	5.00

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

The following liquidity measures are monitored for compliance and were within the limits cited at September 30, 2012:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current maximum borrowing capacity at the FHLB of $243,775,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $26,843,000.  Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $76,278,000 as of September 30, 2012.

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

The following is a rate shock forecast for the twelve month period ending September 30, 2013 assuming a static balance sheet as of September 30, 2012.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$28,273	$28,958	$29,284	$29,316	$29,327	$29,250	$28,961
Change from static	(1,011)	(326)	—	32	43	(34)	(323)
Percent change from static	-3.45%	-1.11%	—	0.11%	0.15%	-0.12%	-1.10%

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

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month #1 (July 1 - July 31, 2012)	—	$—	—	76,776

Month #2 (August 1 - August 31, 2012)	—	—	—	76,776

Month #3 (September 1 - September 30, 2012)	—	—	—	76,776

On April 26, 2012, the Board of Directors extended the previously approved authorization to repurchase up to 197,000 shares, or approximately 5%, of the outstanding shares of the Company for an additional year to April 30, 2013.  To date, there have been 120,224 shares repurchased under this plan.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

2(i)

Agreement and Plan of Merger, dated as of October 18, 2012, by and between Penns Woods Bancorp, Inc. and Luzerne National Bank Corporation (incorporated by reference to exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed October 24, 2012).

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
101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2012 and December 31, 2011; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2012 and 2011; (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2012 and 2011; (iv) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date: November 9, 2012	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date November 9, 2012	/s/ Brian L. Knepp
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
Exhibit 101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2012 and December 31, 2011; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2012 and 2011; (iii) the Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2012 and 2011; (iv) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.