Form 10-K
period 2012-12-31
PENNS WOODS BANCORP INC
filed 2013-03-13
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting stock held by non-affiliates of the registrant $152,782,420 at June 30, 2012.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2013
Common Stock, $8.33 Par Value	3,838,807 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on May 23, 2013 are incorporated by reference in Part III hereof.

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

The Bank employed 194 persons as of December 31, 2012 in either a full-time or part-time capacity.  The Company does not have any employees.  The principal officers of the Bank also serve as officers of the Company.

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

C. Regulation of the Bank

The Bank is highly regulated by the FDIC and the Pennsylvania Department of Banking and Securities.  The laws that such agencies enforce limit the specific types of businesses in which the Bank may engage, and the products and services that the Bank may offer to customers.  Generally, these limitations are designed to protect the insurance fund of the FDIC and/or the customers of the Bank, and not the Bank or its shareholders.  From time to time, various types of new federal and state legislation have been proposed that could result in additional regulation of, and restrictions of, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect business of the Bank.  As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.  Some of the major regulatory provisions that affect the business of the Bank are discussed briefly below.

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

On November 12, 2009, the FDIC approved a rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution’s risk-based deposit insurance assessments will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution. Consequently, the Company’s prepayment of DIF premiums made in December 2009 resulted in a prepaid asset of $812,000 at December 31, 2012.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2012, the Bank had $92,514,000 in FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB.  At December 31, 2012, the Bank had $5,251,000 in stock of the FHLB which was in compliance with this requirement.

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

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Under the Dodd-Frank Act, the assessment base will no longer be an institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.

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

As of December 31, 2012, the Bank had total assets of $848,446,000; total shareholders’ equity of $79,653,000; and total deposits of $647,814,000. The Bank’s deposits are insured by the FDIC for the maximum amount provided under current law.

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

The Bank’s loan portfolio mix can be classified into three principal categories.  These are commercial and agricultural, real estate, and consumer.  Real estate loans can be further segmented into residential, commercial, and construction.  Qualified borrowers are defined by policy and our underwriting standards. Owner provided equity requirements range from 0% to 30% with a first lien status required.  Terms are generally restricted to between 10 and 30 years with the exception of construction and land development, which are limited to one to five years.  Real estate appraisals, property construction verifications, and site visitations comply with policy and industry regulatory standards.

Prospective residential mortgage customer’s repayment ability is determined from information contained in the application and recent income tax returns.  Emphasis is on credit, employment, income, and residency verification.  Broad hazard insurance is always required and flood insurance where applicable.  In the case of construction mortgages, builders risk insurance is requested.

Agricultural loans for the purchase or improvement of real estate must meet the Bank’s real estate underwriting criteria.  Agricultural loans made for the purchase of equipment are usually payable in five years, but never more than ten, depending upon the useful life of the purchased asset. Minimum borrower equity ranges from 0% to 20% depending on the purpose.  Livestock financing criteria depends upon the nature of the operation. Agricultural loans are also made for crop production purposes.  Such loans are structured to repay within the production cycle and not carried over into a subsequent year.

Commercial loans are made for the acquisition and improvement of real estate, purchase of equipment, and for working capital purposes on a seasonal or revolving basis.  General purpose working capital loans are also available with repayment expected within one year.  Equipment loans are generally amortized over three to ten years. Insurance coverage with the Bank as loss payee is required, especially in the case where the equipment is rolling stock.  It is also a general policy to collateralize non-real estate loans with the asset purchased and, dependant upon loan terms, junior liens are filed on other available assets.  Financial information required on all commercial mortgages includes the most current three years balance sheets and income statements and projections on income to be developed through the project. In the case of corporations and partnerships, the principals are often asked to personally guaranty the entity’s debt.

Seasonal and revolving lines of credit are offered for working capital purposes.  Collateral for such a loan may vary but often includes the pledge of inventory and/or receivables.  Drawing availability is usually 50% of inventory and 80% of eligible receivables.  Eligible receivables are defined as invoices less than 90 days delinquent.  Exclusive reliance is very seldom placed on such collateral; therefore, other lienable assets are also taken into the collateral pool.  Where reliance is placed on inventory and accounts receivable, the applicant must provide financial information including agings on a specified basis.  In addition, the guaranty of the principals is usually obtained.

Letter of Credit availability is usually limited to standbys where the customer is well known to the Bank.  The credit criteria is the same as that utilized in making a direct loan. Collateral is obtained in most cases.

Consumer loan products include residential mortgages, home equity loans and lines, automobile financing, personal loans and lines of credit, overdraft check lines, and PHEAA referral loans.  Our policy includes standards used in the industry on debt service ratios and terms are consistent with prudent underwriting standards and the use of proceeds. Verifications are made of employment and residency, along with credit history.

Second mortgages are confined to equity borrowing and home improvements.  Terms are generally fifteen years or less and rates are fixed.  Loan to collateral value criteria is 90% or less and verifications are made to determine values.   Automobile financing is generally restricted to five years and done on a direct basis.  The Bank, as a practice, does not floor plan and therefore does not discount dealer paper.  Small loan requests are to accommodate personal needs such as debt consolidation or the purchase of small appliances.  Overdraft check lines are usually limited to $5,000 or less.

The Bank’s investment portfolio is analyzed and priced on a monthly basis. Investments are made in U.S. Treasuries, U.S. Agency issues, bank qualified tax-exempt municipal bonds, taxable municipal bonds, corporate bonds, and corporate stocks which consist of Pennsylvania bank stocks.  Bonds with BAA or better ratings are used, unless a local issue is purchased that has a lesser or no rating.  Factors taken into consideration when investments are purchased include liquidity, the Company’s tax position, tax equivalent yield, third party investment ratings, and the policies of the Asset/Liability Committee.

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

The Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors, excluding public entities that account for approximately 15% of total deposits.  Although the Bank has regular opportunities to bid on pools of funds of $100,000 or more in the hands of municipalities, hospitals, and others, it does not rely on these monies to fund loans or intermediate or longer-term investments.

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

In response to the financial crisis that commenced in 2008, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts.  The Dodd-Frank Act provides for the creation of a consumer protection division at the Board of Governors of the Federal Reserve System that will have broad authority to issue regulations governing the services and products we provide consumers.  This additional regulation could increase our compliance costs and otherwise adversely impact our operations.  That legislation also contains provisions that, over time, could result in higher regulatory capital requirements (including through the implementation of the capital standards of Basel III) and loan loss provisions for the Bank, and may increase interest expense due to the ability granted in July 2011 to pay interest on all demand deposits.  In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.  These proposals could result in credit losses or increased expense in pursuing our remedies as a creditor.  Recent regulatory changes impose limits on our ability to charge overdraft fees, which may decrease our non-interest income as compared to more recent prior periods.

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

The merger agreement with Luzerne National Bank Corporation may be terminated in accordance with its terms and the merger may be terminated, or we may fail to realize all of the anticipated benefits of the merger.

The merger agreement with respect to the pending merger with Luzerne National Bank Corporation is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include the approval of the merger agreement by shareholders of both the Company and Luzerne, regulatory approvals, absence of orders prohibiting the completion of the merger, and the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements as of the closing date, and completion of the merger by July 31, 2013.  The conditions to closing of the merger may not be fulfilled and the merger may not be completed.   If completed, the success of the merger will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and Luzerne.  To realize these anticipated benefits and cost savings, however, the businesses of the Company and Luzerne must be successfully combined.  If the Company is not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all, or may take longer to realize than expected.  If the merger is not completed or if the Company fails to realize the anticipated benefits of the merger, the Company’s results of operations could be adversely affected.

ITEM 1B                                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2                                                   PROPERTIES

The Company owns and leases its properties.  Listed herewith are the locations of properties owned or leased as of December 31, 2012, in which the banking offices are located; all properties are in good condition and adequate for the Bank’s purposes:

Office	Address	Ownership
Main	115 South Main Street	Owned
P.O. Box 5098
Jersey Shore, Pennsylvania 17740

Bridge Street	112 Bridge Street	Owned
Jersey Shore, Pennsylvania 17740

DuBoistown	2675 Euclid Avenue	Owned
Williamsport, Pennsylvania 17702

Williamsport	300 Market Street	Owned
P.O. Box 967
Williamsport, Pennsylvania 17703-0967

Montgomery	9094 Rt. 405 Highway	Owned
Montgomery, Pennsylvania 17752

Lock Haven	4 West Main Street	Owned
Lock Haven, Pennsylvania 17745

Mill Hall	(Inside Wal-Mart), 173 Hogan Boulevard	Under Lease
Mill Hall, Pennsylvania 17751

Spring Mills	3635 Penns Valley Road, P.O. Box 66	Owned
Spring Mills, Pennsylvania 16875

Centre Hall	2842 Earlystown Road	Land Under Lease
Centre Hall, Pennsylvania 16828

Zion	100 Cobblestone Road	Under Lease
Bellefonte, Pennsylvania 16823

State College	2050 North Atherton Street	Land Under Lease
State College, Pennsylvania 16803

Montoursville	820 Broad Street	Under Lease
Montoursville, Pennsylvania 17754

Danville	606 Continental Boulevard	Under Lease
Danville, Pennsylvania 17821

The M Group, Inc.	705 Washington Boulevard	Under Lease
D/B/A The Comprehensive	Williamsport, Pennsylvania 17701
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

Not applicable.

PART II

ITEM 5                                                   MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “PWOD”.  The following table sets forth (1) the quarterly high and low close prices for a share of the Company’s Common Stock during the periods indicated, and (2) quarterly dividends on a share of the common stock with respect to each quarter since January 1, 2010.  The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission.  They may not necessarily represent actual transactions.

	Price Range		Dividends
	High	Low	Declared
2012
First quarter	$41.67	$36.20	$0.47
Second quarter	39.90	36.72	0.47
Third quarter	44.60	37.78	0.47
Fourth quarter	45.27	37.16	0.47
2011
First quarter	$40.08	$35.46	$0.46
Second quarter	39.30	33.33	0.46
Third quarter	36.56	31.07	0.46
Fourth quarter	39.30	32.01	0.46
2010
First quarter	$34.03	$30.04	$0.46
Second quarter	34.50	26.76	0.46
Third quarter	33.15	29.41	0.46
Fourth quarter	41.26	31.97	0.46

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

As of March 1, 2013, the Company had approximately 1,247 shareholders of record.

Following is a schedule of the shares of the Company’s common stock purchased by the Company during the fourth quarter of 2012.

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month #1 (October 1 - October 31, 2012)	—	$—	—	76,776

Month #2 (November 1 - November 30, 2012)	—	—	—	76,776

Month #3 (December 1 - December 31, 2012)	—	—	—	76,776

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Stock Index, NASDAQ Bank Index, and NASDAQ Composite for the period of five fiscal years assuming the investment of $100.00 on December 31, 2007 and assuming the reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Penns Woods Bancorp, Inc.	100.00	75.37	113.04	146.59	150.26	152.18
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
NASDAQ Bank	100.00	78.46	65.67	74.97	67.10	79.64

ITEM 6                 SELECTED FINANCIAL DATA

The following table sets forth certain financial data for each of the years in the five-year period ended December 31, 2012:

(In Thousands, Except Per Share Data Amounts)	2012	2011	2010	2009	2008

Consolidated Statement of Income Data:
Interest income	$37,107	$36,376	$36,362	$36,191	$36,108
Interest expense	6,211	7,656	9,868	12,398	14,832
Net interest income	30,896	28,720	26,494	23,793	21,276
Provision for loan losses	2,525	2,700	2,150	917	375
Net interest income after provision for loan losses	28,371	26,020	24,344	22,876	20,901
Noninterest income	10,100	8,219	7,459	2,287	5,456
Noninterest expense	22,023	19,964	19,492	19,812	17,949
Income before income tax provision (benefit)	16,448	14,275	12,311	5,351	8,408
Income tax provision (benefit)	2,598	1,913	1,382	(742)	405
Net income	$13,850	$12,362	$10,929	$6,093	$8,003

Consolidated Balance Sheet at End of Period:
Total assets	$856,535	$763,953	$691,688	$676,204	$652,803
Loans	512,232	435,959	415,557	405,529	381,478
Allowance for loan losses	(7,617)	(7,154)	(6,035)	(4,657)	(4,356)
Deposits	642,026	581,664	517,508	497,287	421,368
Long-term debt	76,278	61,278	71,778	86,778	86,778
Shareholders’ equity	93,726	80,460	66,620	66,916	61,027

Per Share Data:
Earnings per share - basic	$3.61	$3.22	$2.85	$1.59	$2.07
Earnings per share - diluted	3.61	3.22	2.85	1.59	2.07
Cash dividends declared	1.88	1.84	1.84	1.84	1.84
Book value	24.42	20.97	17.37	17.45	15.93
Number of shares outstanding, at end of period	3,838,516	3,837,081	3,835,157	3,834,114	3,831,500
Average number of shares outstanding - basic	3,837,751	3,836,036	3,834,255	3,832,789	3,859,724

Selected Financial Ratios:
Return on average shareholders’ equity	15.36%	16.60%	15.30%	9.66%	12.02%
Return on average total assets	1.70%	1.69%	1.56%	0.92%	1.27%
Net interest margin	4.45%	4.70%	4.57%	4.40%	4.14%
Dividend payout ratio	52.08%	57.10%	64.56%	115.74%	88.67%
Average shareholders’ equity to average total assets	11.04%	10.18%	10.19%	9.50%	10.53%
Loans to deposits, at end of period	79.78%	74.95%	80.30%	81.55%	90.53%

ITEM 7                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 34%.  The tax equivalent adjustments to net interest income for 2012, 2011, and 2010 were $3,203,000, $3,122,000, and $3,018,000, respectively.

2012 vs. 2011

Reported net interest income increased $2,176,000 or 7.58% to $30,896,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011, although the yield on earning assets decreased to 5.25% from 5.82%.  On a tax equivalent basis, the change in net interest income was an increase of $2,257,000 or 7.09% to $34,099,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011.  Total interest income increased $731,000 as the impact of growth in the average balance of the loan and investment portfolios was offset by a decline in the portfolio yields caused by the prolonged low interest rate cycle enacted by the Federal Open Markets Committee (“FOMC”). Interest income recognized on the loan portfolio increased $185,000 due to a $44,768,000 increase in the average balance in the loan portfolio which was partially offset by interest rates repricing downward.  Interest and dividend income generated from the investment portfolio and interest bearing cash deposits increased $546,000.  The increase was driven by portfolio growth, which more than compensated for a decrease in yield of 70 basis points (“bp”).

Interest expense decreased $1,445,000 to $6,211,000 for the year ended December 31, 2012 compared to 2011.  Leading the decrease in interest expense was a decline of 20.17% or $921,000 related to deposits.  The FOMC actions noted previously together with a strategic focus on core deposits led to a 28 bp decline in the rate paid on interest-bearing deposits from 0.99% for the year ended December 31, 2011 to 0.71% for the year ended December 31, 2012.  Leading the significant decline in interest-bearing deposit expense was a decline in the cost of time deposits of 33 bp’s and a decline in the cost of money market deposits of 37 bp’s.  The overall growth in average deposit balances of $69,838,000 allowed for a reduction in average long-term borrowings of $4,885,000 while funding the growth in the average loans of $44,768,000.

2011 vs. 2010

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

	2012			2011			2010
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$23,857	$1,195	5.01%	$20,267	$1,213	5.99%	$18,287	$1,212	6.63%
All other loans	446,569	24,583	5.50%	405,391	24,386	6.02%	397,766	24,713	6.21%
Total loans	470,426	25,778	5.48%	425,658	25,599	6.01%	416,053	25,925	6.23%

Taxable securities	158,765	6,298	3.97%	130,647	5,926	4.54%	113,714	5,784	5.09%
Tax-exempt securities	131,637	8,226	6.25%	113,184	7,970	7.04%	108,658	7,665	7.05%
Total securities	290,402	14,524	5.00%	243,831	13,896	5.70%	222,372	13,449	6.05%

Interest-bearing deposits	6,621	8	0.12%	9,074	3	0.03%	8,782	6	0.07%

Total interest-earning assets	767,449	40,310	5.25%	678,563	39,498	5.82%	647,207	39,380	6.08%

Other assets	49,070			53,207			53,734

Total assets	$816,519			$731,770			$700,941

Liabilities and shareholders’ equity:
Savings	$78,724	65	0.08%	$70,178	121	0.17%	$64,477	183	0.28%
Super Now deposits	118,515	610	0.51%	88,556	473	0.53%	65,080	385	0.59%
Money market deposits	145,339	734	0.51%	121,458	1,063	0.88%	100,112	1,167	1.17%
Time deposits	173,274	2,236	1.29%	179,336	2,909	1.62%	208,274	4,320	2.07%
Total interest-bearing deposits	515,852	3,645	0.71%	459,528	4,566	0.99%	437,943	6,055	1.38%

Short-term borrowings	20,961	137	0.65%	18,117	202	1.11%	15,371	265	1.72%
Long-term borrowings, FHLB	64,994	2,429	3.68%	69,879	2,888	4.08%	83,901	3,548	4.17%
Total borrowings	85,955	2,566	2.94%	87,996	3,090	3.47%	99,272	3,813	3.79%

Total interest-bearing liabilities	601,807	6,211	1.03%	547,524	7,656	1.39%	537,215	9,868	1.83%

Demand deposits	113,431			99,917			84,158
Other liabilities	11,126			9,852			8,118
Shareholders’ equity	90,155			74,477			71,450

Total liabilities and shareholders’ equity	$816,519			$731,770			$700,941
Interest rate spread			4.22%			4.43%			4.25%
Net interest income/margin		$34,099	4.45%		$31,842	4.70%		$29,512	4.57%

•                  Fees on loans are included with interest on loans as follows: 2012 - $356,000; 2011 - $306,000; 2010 - $439,000.

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

Reconcilement of Taxable Equivalent Net Interest Income

(In Thousands)	2012	2011	2010
Total interest income	$37,107	$36,376	$36,362
Total interest expense	6,211	7,656	9,868
Net interest income	30,896	28,720	26,494
Tax equivalent adjustment	3,203	3,122	3,018
Net interest income (fully taxable equivalent)	$34,099	$31,842	$29,512

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

	Year Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due To			Increase (Decrease) Due To
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$93	$(111)	$(18)	$124	$(123)	$1
Loans	1,236	(1,039)	197	457	(784)	(327)
Taxable investment securities	701	(329)	372	807	(665)	142
Tax-exempt investment securities	677	(421)	256	318	(13)	305
Interest-bearing deposits	—	5	5	—	(3)	(3)
Total interest-earning assets	2,707	(1,895)	812	1,706	(1,588)	118

Interest expense:
Savings deposits	1	(57)	(56)	15	(77)	(62)
Super Now deposits	139	(2)	137	127	(39)	88
Money market deposits	138	(467)	(329)	221	(325)	(104)
Time deposits	(95)	(578)	(673)	(369)	(1,042)	(1,411)
Short-term borrowings	2	(67)	(65)	39	(102)	(63)
Long-term borrowings, FHLB	(100)	(359)	(459)	(592)	(68)	(660)
Total interest-bearing liabilities	85	(1,530)	(1,445)	(559)	(1,653)	(2,212)
Change in net interest income	$2,622	$(365)	$2,257	$2,265	$65	$2,330

PROVISION FOR LOAN LOSSES

2012 vs 2011

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2012, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance adequacy. The banking regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $7,154,000 at December 31, 2011 to $7,617,000 at December 31, 2012.  At December 31, 2012, the allowance for loan losses was 1.49% of total loans compared to 1.64% of total loans at December 31, 2011.

The provision for loan losses totaled $2,525,000 for the year ended December 31, 2012 compared to $2,700,000 for the year ended December 31, 2011.  The decrease in the provision was appropriate when considering the gross loan growth of $76,273,000 was concentrated in well collateralized real estate backed loans with the borrowers having strong underlying financial positions.  In addition, many of our loan customers are being positively impacted by the economic stimulus being provided by the Marcellus Shale natural gas exploration.  Net charge-offs of $2,062,000 represented 0.44% of average loans for the year ended December 31, 2012 compared to $1,581,000 and 0.37% for the year ended December 31, 2011.  In addition, nonperforming loans decreased $303,000 to $11,706,000 at December 31, 2012 as charge-offs outpaced an increase in construction nonperforming loans.  The nonperforming loans are in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses.  Internal loan review and analysis, coupled with the ratios noted previously, dictated a decrease in the provision for loan losses.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2011 vs 2010

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

NON-INTEREST INCOME

2012 vs. 2011

Total non-interest income increased $1,881,000 from the year ended December 31, 2011 to December 31, 2012.  Excluding net security gains, non-interest income increased $1,217,000 year over year.  Service charges decreased as customers continued to migrate to checking accounts having reduced or no service charges, while overdraft income declined due to a decreased number of overdrafts and a change in the maximum number of overdrafts a customer could incur per day.  Earnings on bank-owned life insurance increased due to a non-recurring gain on death benefit recognized in 2012.  Insurance commissions increased as the distribution channel continued to expand.  Management of The M Group continues to pursue new and build upon current relationships.  However, the sales cycle for insurance and investment products can take typically from six months to one year or more to complete.  The increase in other income was primarily due to increases in revenues from debit/credit card transactions and merchant card commissions as electronic payment methods continue to gain in popularity and an increasing number of merchants use our merchant card services.

	2012		2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,894	18.75%	$2,021	24.59%	$(127)	(6.28)%
Securities gains, net	1,285	12.72	621	7.56	664	106.92
Bank owned life insurance	670	6.63	599	7.29	71	11.85
Gain on sale of loans	1,386	13.72	1,130	13.75	256	22.65
Insurance commissions	1,357	13.44	933	11.35	424	45.44
Brokerage commissions	912	9.03	997	12.13	(85)	(8.53)
Other	2,596	25.71	1,918	23.33	678	35.35
Total non-interest income	$10,100	100.00%	$8,219	100.00%	$1,881	22.89%

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

	2011		2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$2,021	24.59%	$2,177	29.19%	$(156)	(7.17)%
Securities gains, net	621	7.56	173	2.32	448	258.96
Bank owned life insurance	599	7.29	636	8.53	(37)	(5.82)
Gain on sale of loans	1,130	13.75	949	12.72	181	19.07
Insurance commissions	933	11.35	970	13.00	(37)	(3.81)
Brokerage commissions	997	12.13	965	12.94	32	3.32
Other	1,918	23.33	1,589	21.30	329	20.70
Total non-interest income	$8,219	100.00%	$7,459	100.00%	$760	10.19%

NON-INTEREST EXPENSE

2012 vs. 2011

Total non-interest expenses increased $2,059,000 from the year ended December 31, 2011 to December 31, 2012.  The increase in salaries and employee benefits was attributable to increases in health insurance, bonus accrual, routine annual salary increases, and the addition of our Danville branch.  Increased furniture and equipment expense was driven by the additional branch and improvements to existing branches.  Other expenses increased primarily due to expenses, such as advertising, associated with the opening of a branch during 2012 and expenses incurred related to the announced plan to acquire Luzerne.

	2012		2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$11,762	53.41%	$10,479	52.49%	$1,283	12.24%
Occupancy	1,270	5.77	1,262	6.32	8	0.63
Furniture and equipment	1,452	6.59	1,379	6.91	73	5.29
Pennsylvania shares tax	674	3.06	689	3.45	(15)	(2.18)
Amortization of investment in limited partnerships	661	3.00	661	3.31	—	—
FDIC deposit insurance	468	2.13	525	2.63	(57)	(10.86)
Other	5,736	26.04	4,969	24.89	767	15.44
Total non-interest expense	$22,023	100.00%	$19,964	100.00%	$2,059	10.31%

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

	2011		2010		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$10,479	52.49%	$10,214	52.41%	$265	2.59%
Occupancy	1,262	6.32	1,240	6.36	22	1.77
Furniture and equipment	1,379	6.91	1,264	6.48	115	9.10
Pennsylvania shares tax	689	3.45	677	3.47	12	1.77
Amortization of investment in limited partnerships	661	3.31	693	3.56	(32)	(4.62)
FDIC deposit insurance	525	2.63	737	3.78	(212)	(28.77)
Other	4,969	24.89	4,667	23.94	302	6.47
Total non-interest expense	$19,964	100.00%	$19,492	100.00%	$472	2.42%

INCOME TAXES

2012 vs. 2011

The provision for income taxes for the year ended December 31, 2012 resulted in an effective income tax rate of 15.8% compared to 13.4% for 2011.  This increase is primarily the result of increased net income.

The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

2011 vs. 2010

The provision for income taxes for the year ended December 31, 2011 resulted in an effective income tax rate of 13.4% compared to 11.2% for 2010. This increase is primarily the result of increased revenue from net interest income and net securities gains that outpaced the increase in non-interest expense.

FINANCIAL CONDITION

INVESTMENTS

2012

The fair value of the investment portfolio increased $19,164,000 from December 31, 2011 to December 31, 2012.  The increase was split between an increase in unrealized gain and additions to the portfolio during 2012.  The increase in amortized cost was primarily the result of purchasing shorter-term other debt securities or corporate bonds.  These bonds were purchased due to their shorter maturity and ability to reduce the duration of the total investment portfolio during the continued period of low interest rates.  The municipal portfolio had the largest change in unrealized gains as the portfolio moved from an unrealized gain of $3,511,000 at December 31, 2011 to an unrealized gain of $11,381,000 at December 31, 2012 as municipal defaults remained low and the supply of new issues also remained low.

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

The carrying amounts of investment securities are summarized as follows for the years ended December 31, 2012, 2011, and 2010:

	2012		2011		2010
(In Thousands)	Balance	% Portfolio	Balance	% Portfolio	Balance	% Portfolio
U.S. Government agencies:
Held to maturity	$—	—%	$—	—%	$5	—%
Available for sale	25,840	8.93	28,671	10.61	26,613	12.34
State and political subdivisions (tax-exempt):
Available for sale	128,804	44.52	127,678	47.26	101,492	47.06
State and political subdivisions (taxable):
Available for sale	51,420	17.77	50,623	18.74	53,295	24.71
Other bonds, notes and debentures:
Held to maturity	—	—	54	0.02	78	0.04
Available for sale	71,599	24.75	49,514	18.33	20,608	9.56
Total bonds, notes and debentures	277,663	95.97	256,540	94.96	202,091	93.71
Financial institution equity securities - available for sale	9,548	3.30	10,802	4.00	13,191	6.12
Other equity securities - available for sale	2,105	0.73	2,809	1.04	366	0.17
Total equity securities	11,653	4.03	13,611	5.04	13,557	6.29
Total	$289,316	100.00%	$270,151	100.00%	$215,648	100.00%

The following table shows the maturities and repricing of investment securities, at amortized cost and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) at December 31, 2012:

	Within	After One	After Five	After	Amortized
	One	But Within	But Within	Ten	Cost
(In Thousands)	Year	Five Years	Ten Years	Years	Total
U.S. Government agencies:
AFS Amount	$—	$—	$5,836	$18,639	$24,475
Yield	—	—	2.43%	4.53%	4.03%
State and political subdivisions (tax-exempt):
AFS Amount	241	975	5,211	115,988	122,415
Yield	1.98%	4.34%	5.71%	9.51%	9.29%
State and political subdivisions (taxable):
AFS Amount	—	940	5,580	39,908	46,428
Yield	—	3.04%	5.48%	6.03%	5.90%
Other bonds, notes and debentures:
AFS Amount	6,183	41,709	19,010	3,206	70,108
Yield	1.97%	2.52%	3.86%	5.04%	2.95%
Total Amount	$6,424	$43,624	$35,637	$177,741	263,426
Total Yield	1.97%	2.58%	4.15%	8.12%	6.52%

Equity Securities					10,490
Total Investment Portfolio Value					$273,916
Total Investment Portfolio Yield					6.27%

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

The distribution of credit ratings by amortized cost and estimated fair value for the debt security portfolio at December 31, 2012 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available for sale (AFS)
U.S. Government and agency securities	$24,475	$25,840	$—	$—	$—	$—	$—	$—	$24,475	$25,840
State and political securities	155,749	167,594	6,008	5,589	—	—	7,086	7,041	168,843	180,224
Other debt securities	68,472	69,962	639	646	—	—	997	991	70,108	71,599
Total debt securities AFS	$248,696	$263,396	$6,647	$6,235	$—	$—	$8,083	$8,032	$263,426	$277,663

LOAN PORTFOLIO

2012

Gross loans of $512,232,000 at December 31, 2012 represented an increase of $76,273,000 from December 31, 2011. The continued emphasis on well collateralized real estate loans accounted for the majority of the overall increase in loans outstanding with home equity loan and lines leading the way. The success in carrying out this long term strategy played a significant role in limiting net charge-offs for 2012 to 0.44% of average loans.  Successful campaigns to increase home equity, multifamily residential, and auto loans were undertaken during 2012 with the increase in residential and commercial being directly correlated to the campaigns.

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

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan at December 31, 2012, 2011, 2010, 2009, and 2008:

	2012		2011		2010		2009		2008
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Commercial and agricultural	$48,455	9.46%	$53,129	12.19%	$50,853	12.23%	$46,647	11.50%	$40,602	10.64%
Real estate mortgage:
Residential	252,142	49.22	179,383	41.15	173,578	41.77	174,346	43.00	177,406	46.51
Commercial	182,031	35.54	164,288	37.68	160,189	38.55	152,209	37.53	136,158	35.69
Construction	20,067	3.92	29,457	6.76	22,545	5.43	21,795	5.37	15,838	4.16
Installment loans to individuals	10,659	2.08	11,297	2.59	9,432	2.27	11,549	2.85	12,487	3.27
Net deferred loan fees and discounts	(1,122)	(0.22)	(1,595)	(0.37)	(1,040)	(0.25)	(1,017)	(0.25)	(1,013)	(0.27)
Gross loans	$512,232	100.00%	$435,959	100.00%	$415,557	100.00%	$405,529	100.00%	$381,478	100.0%

The amounts of domestic loans at December 31, 2012 are presented below by category and maturity:

	Commercial				Installment
	and	Real Estate			Loans to
(In Thousands)	Agricultural	Residential	Commercial	Construction	Individuals	Total
Loans with floating interest rates:
1 year or less	$6,957	$9,236	$13,679	$5,746	$1,564	$37,182
1 through 5 years	1,623	2,014	5,240	1,960	26	10,863
5 through 10 years	1,190	10,035	18,371	344	25	29,965
After 10 years	16,606	193,466	130,316	6,900	1,220	348,508
Total floating interest rate loans	26,376	214,751	167,606	14,950	2,835	426,518
Loans with predetermined interest rates:
1 year or less	970	2,219	308	1,259	622	5,378
1 through 5 years	15,114	9,265	1,038	3,469	6,610	35,496
5 through 10 years	3,442	12,938	4,591	—	373	21,344
After 10 years	2,553	12,969	8,488	389	219	24,618
Total predetermined interest rate loans	22,079	37,391	14,425	5,117	7,824	86,836
Total	$48,455	$252,142	$182,031	$20,067	$10,659	513,354
Net deferred loan fees and discounts						(1,122)
						$512,232

•                  The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

•                  Scheduled repayments are reported in maturity categories in which the payment is due.

The Bank does not make loans that provide for negative amortization nor do any loans contain conversion features. The Bank does not have any foreign loans outstanding at December 31, 2012.

The following table shows the amount of accrual and nonaccrual TDRs at December 31, 2012 and 2011:

	2012			2011
(In Thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial and agricultural	$485	$—	$485	$—	$—	$—
Real estate mortgage:
Residential	710	321	1,031	913	249	1,162
Commercial	5,172	3,424	8,596	5,356	1,175	6,531
Construction	13	6,077	6,090	—	9,757	9,757
Installment loans to individuals	15	—	15	28	—	28
	$6,395	$9,822	$16,217	$6,297	$11,181	$17,478

ALLOWANCE FOR LOAN LOSSES

2012

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

The allowance for loan losses increased from $7,154,000 at December 31, 2011 to $7,617,000 at December 31, 2012.  At December 31, 2012, the allowance for loan losses was 1.49% of total loans compared to 1.64% of total loans at December 31, 2011.  The decrease in the allowance for loan losses to total loans was appropriate when considering the gross loan growth of $76,273,000 was concentrated in well collateralized real estate backed loans with the borrowers having strong underlying financial positions.  In addition, many of our loan customers are being positively impacted by the economic stimulus being provided by the Marcellus Shale natural gas exploration.  This percentage has decreased due to the increase in the loan portfolio and several large charge-offs during 2012 that amounted to net charge-offs of $2,062,000.  Management concluded that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date as noted in the provision for loan losses discussion.

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

2011

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

Allocation of The Allowance For Loan Losses

(In Thousands)	Amount	% Total
December 31, 2012:
Balance at end of period applicable to:
Commercial and agricultural	$361	4.74%
Real estate mortgage:
Residential	1,954	25.65
Commercial	3,831	50.30
Construction	950	12.47
Installment loans to individuals	144	1.89
Unallocated	377	4.95
Total	$7,617	100.00%

December 31, 2011:
Balance at end of period applicable to:
Commercial and agricultural	$418	5.84%
Real estate mortgage:
Residential	939	13.12
Commercial	2,651	37.06
Construction	2,775	38.79
Installment loans to individuals	190	2.66
Unallocated	181	2.53
Total	$7,154	100.00%

December 31, 2010:
Balance at end of period applicable to:
Commercial and agricultural	$443	7.34%
Real estate mortgage:
Residential	908	15.04
Commercial	1,435	23.78
Construction	2,753	45.62
Installment loans to individuals	179	2.97
Unallocated	317	5.25
Total	$6,035	100.00%

December 31, 2009:
Balance at end of period applicable to:
Commercial and agricultural	$566	12.15%
Real estate mortgage:
Residential	968	20.79
Commercial	1,484	31.87
Construction	1,396	29.98
Installment loans to individuals	221	4.74
Unallocated	22	0.47
Total	$4,657	100.00%

December 31, 2008:
Balance at end of period applicable to:
Commercial and agricultural	$580	13.31%
Real estate mortgage:
Residential	659	15.13
Commercial	1,326	30.44
Construction	1,471	33.77
Installment loans to individuals	250	5.74
Unallocated	70	1.61
Total	$4,356	100.00%

NONPERFORMING LOANS

Nonaccrual loans decreased as several commercial real estate relationships were charged off partially or in total. These loans were primarily development loans and had a specific allowance within the allowance for loan losses.

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

2.              It becomes well secured and in the process of collection; and

3.              Prospects for future contractual payments are no longer in doubt.

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Nonaccrual	Total
2012	$351	$11,355	$11,706
2011	384	11,625	12,009
2010	557	5,658	6,215
2009	2,565	1,891	4,456
2008	259	1,476	1,735

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

DEPOSITS

2012 vs. 2011

Total average deposits increased $69,838,000 or 12.48% from 2011 to 2012.  The growth is a result of an emphasis to increase and solidify deposit relationships by focusing on core deposits, not time deposits.  In fact, average core deposits, which exclude time deposits, increased $75,900,000 or 19.97%, while time deposits decreased $6,062,000 or 3.38% from 2011 to 2012.  In addition to the emphasis on growing core deposits by utilizing marketing strategies, the core deposit growth is receiving a lift from the natural gas exploration throughout our market footprint and municipal account gathering efforts.  In addition, the Bank has continued to capitalize on its reputation of safety and soundness during this prolonged economic downturn.

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

The average amount and the average rate paid on deposits are summarized below for the years ended December 31, 2012, 2011, and 2010:

	2012		2011		2010
(In Thousands)	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
Noninterest-bearing	$113,431	0.00%	$99,917	0.00%	$84,158	0.00%
Savings	78,724	0.08	70,178	0.17	64,477	0.28
Super Now	118,515	0.51	88,556	0.53	65,080	0.59
Money Market	145,339	0.51	121,458	0.88	100,112	1.17
Time	173,274	1.29	179,336	1.62	208,274	2.07
Total average deposits	$629,283	0.58%	$559,445	0.82%	$522,101	1.16%

SHAREHOLDERS’ EQUITY

2012

Shareholders’ equity increased $13,266,000 to $93,726,000 at December 31, 2012 compared to December 31, 2011.  The accumulated other comprehensive gain of $5,357,000 at December 31, 2012 is a result of an increase in unrealized gains on available for sale securities from an unrealized gain of $2,914,000 at December 31, 2011 to an unrealized gain of $10,164,000 at December 31, 2012.  However, the level of accumulated other comprehensive gain at December 31, 2012 was also impacted by the change in net excess of the projected benefit obligation over the market value of the plan assets of the defined benefit pension plan resulting in an increase in the net loss of $674,000.  The current level of shareholders’ equity equates to a book value per share of $24.42 at December 31, 2012 compared to $20.97 at December 31, 2011 and an equity to asset ratio of 10.94% at December 31, 2012 compared to 10.53% at December 31, 2011.  Excluding accumulated other comprehensive gain/loss, book value per share was $23.02 at December 31, 2012 compared to $21.29 at December 31, 2011.  Dividends paid to shareholders were $1.88 for the twelve months ended December 31, 2012 compared to $1.84 for the twelve months ended December 31, 2011, an increase of 2.17%.

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

Bank regulators have risk based capital guidelines.  Under these guidelines the Company and Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2012, both the Company’s and Bank’s required ratios were well above the minimum ratios as follows:

			Minimum
	Company	Bank	Standards
Tier 1 capital ratio	9.47%	8.02%	4.00%
Total capital ratio	14.97%	12.84%	8.00%

For a more comprehensive discussion of these requirements, see “Regulations and Supervision” in Item 1 of the Annual Report on Form 10-K.  Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity, and other certain equity ratios are presented as follows:

	2012	2011	2010
Percentage of net income to:
Average total assets	1.70%	1.69%	1.56%
Average shareholders’ equity	15.36%	16.60%	15.30%
Percentage of dividends declared to net income	52.08%	57.10%	64.56%
Percentage of average shareholders’ equity to average total assets	11.04%	10.18%	10.19%

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

The following liquidity measures are monitored for compliance and were within the limits cited at December 31, 2012:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities,

deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $248,952,000 with $92,514,000 utilized, leaving $156,438,000 available.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $26,606,000. The Company’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.

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

The following is a rate shock forecast for the twelve month period ended December 31, 2013 assuming a static balance sheet as of December 31, 2012.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$28,867	$29,394	$29,838	$29,858	$29,855	$29,776	$29,479
Change from static	(971)	(444)	—	20	17	(62)	(359)
Percent change from static	-3.25%	-1.49%	—	0.07%	0.06%	-0.21%	-1.20%

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

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require future cash payments. The following table presents, as of December 31, 2012, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the “Notes to Consolidated Financial Statements.”

	Payments Due In
		One to	Three to	Over
	One Year	Three	Five	Five
(In Thousands)	or Less	Years	Years	Years	Total
Deposits without a stated maturity	$472,675	$—	$—	$—	$472,675
Time deposits	100,833	58,781	8,295	1,442	169,351
Repurchase agreements	16,968	—	—	—	16,968
Short-term borrowings, FHLB	16,236	—	—	—	16,236
Long-term borrowings, FHLB	5,528	10,750	50,000	10,000	76,278
Operating leases	439	852	710	1,186	3,187

The Company’s operating lease obligations represent short and long-term lease and rental payments for branch facilities and equipment.  The Bank leases certain facilities under operating leases which expire on various dates through 2024.  Renewal options are available on the majority of these leases.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (vi) the successful completion of the Company’s pending acquisition of Luzerne National Bank Corporation and integration of the business and operations of Luzerne with those of the Company.

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

ITEM 8                                                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Penns Woods Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Wexford, Pennsylvania
March 12, 2013

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

	December 31,
(In Thousands, Except Share Data)	2012	2011
ASSETS:
Noninterest-bearing balances	$12,695	$13,829
Interest-bearing deposits in other financial institutions	2,447	56
Total cash and cash equivalents	15,142	13,885

Investment securities available for sale, at fair value	289,316	270,097
Investment securities held to maturity, (fair value of $0 and $55)	—	54
Loans held for sale	3,774	3,787
Loans	512,232	435,959
Allowance for loan losses	(7,617)	(7,154)
Loans, net	504,615	428,805
Premises and equipment, net	8,348	7,707
Accrued interest receivable	4,099	3,905
Bank-owned life insurance	16,362	16,065
Investment in limited partnerships	2,883	3,544
Goodwill	3,032	3,032
Deferred tax asset	4,731	7,991
Other assets	4,233	5,081
TOTAL ASSETS	$856,535	$763,953

LIABILITIES:
Interest-bearing deposits	$527,073	$470,310
Noninterest-bearing deposits	114,953	111,354
Total deposits	642,026	581,664

Short-term borrowings	33,204	29,598
Long-term borrowings, Federal Home Loan Bank (FHLB)	76,278	61,278
Accrued interest payable	366	536
Other liabilities	10,935	10,417
TOTAL LIABILITIES	762,809	683,493

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 4,019,112 and 4,017,677 shares issued	33,492	33,480
Additional paid-in capital	18,157	18,115
Retained earnings	43,030	36,394
Accumulated other comprehensive gain (loss):
Net unrealized gain on available for sale securities	10,164	2,914
Defined benefit plan	(4,807)	(4,133)
Treasury stock at cost, 180,596 shares	(6,310)	(6,310)
TOTAL SHAREHOLDERS’ EQUITY	93,726	80,460
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$856,535	$763,953

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2012	2011	2010

INTEREST AND DIVIDEND INCOME:
Loans, including fees	$25,372	$25,187	$25,513
Investment securities:
Taxable	5,940	5,677	5,584
Tax-exempt	5,429	5,260	5,059
Dividend and other interest income	366	252	206
TOTAL INTEREST AND DIVIDEND INCOME	37,107	36,376	36,362

INTEREST EXPENSE:
Deposits	3,645	4,566	6,055
Short-term borrowings	137	202	265
Long-term borrowings, FHLB	2,429	2,888	3,548
TOTAL INTEREST EXPENSE	6,211	7,656	9,868

NET INTEREST INCOME	30,896	28,720	26,494

PROVISION FOR LOAN LOSSES	2,525	2,700	2,150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,371	26,020	24,344

NON-INTEREST INCOME:
Service charges	1,894	2,021	2,177
Securities gains, net	1,285	621	173
Bank-owned life insurance	670	599	636
Gain on sale of loans	1,386	1,130	949
Insurance commissions	1,357	933	970
Brokerage commissions	912	997	965
Other	2,596	1,918	1,589
TOTAL NON-INTEREST INCOME	10,100	8,219	7,459

NON-INTEREST EXPENSE:
Salaries and employee benefits	11,762	10,479	10,214
Occupancy	1,270	1,262	1,240
Furniture and equipment	1,452	1,379	1,264
Pennsylvania shares tax	674	689	677
Amortization of investment in limited partnerships	661	661	693
Federal Deposit Insurance Corporation deposit insurance	468	525	737
Other	5,736	4,969	4,667
TOTAL NON-INTEREST EXPENSE	22,023	19,964	19,492

INCOME BEFORE INCOME TAX PROVISION	16,448	14,275	12,311
INCOME TAX PROVISION	2,598	1,913	1,382
NET INCOME	$13,850	$12,362	$10,929

EARNINGS PER SHARE - BASIC	$3.61	$3.22	$2.85

EARNINGS PER SHARE - DILUTED	$3.61	$3.22	$2.85

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,837,751	3,836,036	3,834,255

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,837,751	3,836,036	3,834,394

DIVIDENDS PER SHARE	$1.88	$1.84	$1.84

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2012	2011	2010
Net Income	$13,850	$12,362	$10,929
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	12,270	16,060	(5,444)
Tax effect	(4,172)	(5,460)	1,851
Net realized gain included in net income	(1,285)	(621)	(173)
Tax effect	437	211	59
Amortization (accretion) of unrecognized pension and postretirement items	(1,021)	(2,606)	(747)
Tax effect	347	886	254
Total other comprehensive income (loss)	6,576	8,470	(4,200)
Comprehensive income	$20,426	$20,832	$6,729

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	COMMON STOCK		ADDITIONAL PAID-IN	RETAINED	ACCUMULATED OTHER COMPREHENSIVE	TREASURY	TOTAL SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2009	4,013,142	$33,443	$18,008	$27,218	$(5,489)	$(6,264)	$66,916

Comprehensive income:
Net income				10,929			10,929
Other comprehensive loss					(4,200)		(4,200)
Dividends declared, ($1.84 per share)				(7,056)			(7,056)
Stock options exercised	441	3	7				10
Common shares issued for employee stock purchase plan	2,170	18	49				67
Purchase of treasury stock (1,568 shares)						(46)	(46)
Balance, December 31, 2010	4,015,753	33,464	18,064	31,091	(9,689)	(6,310)	66,620

Comprehensive income:
Net income				12,362			12,362
Other comprehensive income					8,470		8,470
Dividends declared, ($1.84 per share)				(7,059)			(7,059)
Common shares issued for employee stock purchase plan	1,924	16	51				67
Balance, December 31, 2011	4,017,677	33,480	18,115	36,394	(1,219)	(6,310)	80,460

Comprehensive income:
Net income				13,850			13,850
Other comprehensive income					6,576		6,576
Dividends declared, ($1.88 per share)				(7,214)			(7,214)
Common shares issued for employee stock purchase plan	1,435	12	42				54
Balance, December 31, 2012	4,019,112	$33,492	$18,157	$43,030	$5,357	$(6,310)	$93,726

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2012	2011	2010
OPERATING ACTIVITIES:
Net Income	$13,850	$12,362	$10,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	762	701	731
Provision for loan losses	2,525	2,700	2,150
Accretion and amortization of investment security discounts and premiums	(989)	(1,702)	(2,017)
Securities gains, net	(1,285)	(621)	(173)
Originations of loans held for sale	(44,571)	(36,702)	(43,659)
Proceeds of loans held for sale	45,970	40,703	42,013
Gain on sale of loans	(1,386)	(1,130)	(949)
Earnings on bank-owned life insurance	(670)	(599)	(636)
Increase in deferred tax asset	(128)	(457)	(243)
Other, net	(112)	1,238	1,715
Net cash provided by operating activities	13,966	16,493	9,861
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	48,460	13,454	3,700
Proceeds from calls and maturities	19,995	12,226	15,628
Purchases	(74,791)	(63,733)	(29,918)
Investment securities held to maturity:
Proceeds from sales	—	5	—
Proceeds from calls and maturities	55	25	26
Net increase in loans	(78,323)	(24,049)	(11,026)
Acquisition of bank premises and equipment	(1,403)	(743)	(401)
Proceeds from the sale of foreclosed assets	765	508	194
Purchase of bank-owned life insurance	(33)	(39)	(80)
Proceeds from bank-owned life insurance death benefit	383	—	82
Sale of bank-owned life insurance policy to insured	—	—	134
Proceeds from redemption of regulatory stock	1,171	1,282	364
Purchases of regulatory stock	(796)	—	—
Net cash used for investing activities	(84,517)	(61,064)	(21,297)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	56,763	42,149	10,773
Net increase in noninterest-bearing deposits	3,599	22,007	9,448
Proceeds from long-term borrowings, FHLB	30,000	—	—
Repayment of long-term borrowings, FHLB	(15,000)	(10,500)	(15,000)
Net decrease in short-term borrowings	3,606	2,299	8,945
Dividends paid	(7,214)	(7,059)	(7,056)
Issuance of common stock	54	67	67
Stock options exercised	—	—	10
Purchase of treasury stock	—	—	(46)
Net cash provided by financing activities	71,808	48,963	7,141
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,257	4,392	(4,295)
CASH AND CASH EQUIVALENTS, BEGINNING	13,885	9,493	13,788
CASH AND CASH EQUIVALENTS, ENDING	$15,142	$13,885	$9,493

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$6,381	$7,870	$10,191
Income taxes paid	2,950	2,290	2,550
Transfer of loans to foreclosed real estate	—	2,066	226

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of net deferred tax assets, impairment of goodwill, other than temporary impairment of debt and equity securities, fair value of financial instruments, and the valuation of real estate acquired through, or in lieu of, foreclosure on settlement of debt.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2012, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, rising unemployment, or negative performance trends in financial information from borrowers could be indicators of subsequent increased levels of nonperforming assets and possible charge-offs, which would normally require increased loan loss provisions. An integral part of the periodic regulatory examination process is the review of the adequacy of the Bank’s loan loss allowance. The regulatory agencies could require the Bank, based on their evaluation of information available at the time of their examination, to provide additional loan loss provisions to further supplement the allowance.

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

Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets, which range from five to ten years for furniture, fixtures, and equipment and fifteen to forty years for buildings and improvements.  Costs incurred for routine maintenance and repairs are charged to operations as incurred.  Costs of major additions and improvements are capitalized.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain officers and directors.  Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  Increases in the cash surrender value are recognized as a component of non-interest income within the Consolidated Statement of Income.

Goodwill

The Company performs an annual impairment analysis of goodwill for its purchased subsidiary, The M Group.  Based on the fair value of this reporting unit, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2012, 2011, or 2010.

Investments in Limited Partnerships

The Company is a limited partner in four partnerships at December 31, 2012 that provide low income elderly housing in the Company’s geographic market area. The carrying value of the Company’s investments in limited partnerships was $2,883,000 at December 31, 2012 and $3,544,000 at December 31, 2011. One investment is fully amortized, while the other three are being amortized over the ten-year tax credit receipt period utilizing the straight-line method.  The partnerships are amortized once the projects reach the level of occupancy needed to begin the ten year tax credit recognition period.  Amortization of limited partnership investments amounted to $661,000 in 2012, $661,000 in 2011, and $693,000 in 2010.

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

The components of accumulated other comprehensive income, net of tax, as of year-end were as follows:

	Year Ended December 31,
(In Thousands)	2012	2011	2010
Net unrealized gain on available for sale securities	$10,164	$2,914	$(7,276)
Defined benefit plan	(4,807)	(4,133)	(2,413)
Total	$5,357	$(1,219)	$(9,689)

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

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented.  The effective date is the same as the effective date of Update 2011-11.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The Company is currently evaluating the impact that these disclosures will have on its financial statements.

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

	Year Ended December 31,
	2012	2011	2010
Weighted average common shares issued	4,018,347	4,016,632	4,014,248
Average treasury stock shares	(180,596)	(180,596)	(179,993)
Weighted average common shares and common stock equivalents used to calculate basic earnings per share	3,837,751	3,836,036	3,834,255
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	139
Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	3,837,751	3,836,036	3,834,394

Options were outstanding during 2010; however, prior to December 31, 2010 all options were either exercised or forfeited.  No options were outstanding during 2011 or 2012.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair values of investment securities at December 31, 2012 and 2011 are as follows:

	2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$24,475	$1,384	$(19)	$25,840
State and political securities	168,843	12,805	(1,424)	180,224
Other debt securities	70,108	1,750	(259)	71,599
Total debt securities	263,426	15,939	(1,702)	277,663
Financial institution equity securities	8,422	1,140	(14)	9,548
Other equity securities	2,068	74	(37)	2,105
Total equity securities	10,490	1,214	(51)	11,653
Total investment securities AFS	$273,916	$17,153	$(1,753)	$289,316

	2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$26,755	$1,916	$—	$28,671
State and political securities	174,790	8,398	(4,887)	178,301
Other debt securities	51,447	133	(2,066)	49,514
Total debt securities	252,992	10,447	(6,953)	256,486
Financial institution equity securities	9,939	1,095	(232)	10,802
Other equity securities	2,751	133	(75)	2,809
Total equity securities	12,690	1,228	(307)	13,611
Total investment securities AFS	$265,682	$11,675	$(7,260)	$270,097

Held to maturity (HTM)
Other debt securities	$54	$1	$—	$55
Total investment securities HTM	$54	$1	$—	$55

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011.

	2012
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$910	$(19)	$—	$—	$910	$(19)
State and political securities	8,882	(316)	5,647	(1,108)	14,529	(1,424)
Other debt securities	11,250	(189)	3,727	(70)	14,977	(259)
Total debt securities	21,042	(524)	9,374	(1,178)	30,416	(1,702)
Financial institution equity securities	66	(1)	205	(13)	271	(14)
Other equity securities	701	(28)	63	(9)	764	(37)
Total equity securities	767	(29)	268	(22)	1,035	(51)
Total	$21,809	$(553)	$9,642	$(1,200)	$31,451	$(1,753)

	2011
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
State and political securities	$1,142	$(6)	$28,260	$(4,881)	$29,402	$(4,887)
Other debt securities	35,858	(2,048)	82	(18)	35,940	(2,066)
Total debt securities	37,000	(2,054)	28,342	(4,899)	65,342	(6,953)
Financial institution equity securities	1,140	(116)	273	(116)	1,413	(232)
Other equity securities	263	(65)	130	(10)	393	(75)
Total equity securities	1,403	(181)	403	(126)	1,806	(307)
Total	$38,403	$(2,235)	$28,745	$(5,025)	$67,148	$(7,260)

At December 31, 2012 and 2011 there were 29 and 50 individual securities in a continuous unrealized loss position for less than twelve months and 21 and 71 individual securities in a continuous unrealized loss position for greater than twelve months, respectively.

The Company reviews its position quarterly and has asserted that at December 31, 2012 and 2011, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$6,424	$6,465
Due after one year to five years	43,624	44,746
Due after five years to ten years	35,637	36,605
Due after ten years	177,741	189,847
Total	$263,426	$277,663

Total gross proceeds from sales of securities available for sale were $48,460,000, $13,454,000, and $3,700,000 for 2012, 2011, and 2010, respectively.  The following table represents gross realized gains and losses on those transactions:

	Year Ended December 31,
(In Thousands)	2012	2011	2010
Gross realized gains:
U.S. Government and agency securities	$138	$4	$—
State and political securities	327	114	—
Other debt securities	426	8	117
Financial institution equity securities	609	316	102
Other equity securities	587	294	—
Total gross realized gains	$2,087	$736	$219

Gross realized losses:
U.S. Government and agency securities	$—	$—	$—
State and political securities	440	100	3
Other debt securities	53	15	15
Financial institution equity securities	67	—	28
Other equity securities	242	—	—
Total gross realized losses	$802	$115	$46

There were no impairment charges included in gross realized losses for the years ended December 31, 2012, 2011, and 2010.

Investment securities with a carrying value of approximately $137,870,000 and $113,611,000 at December 31, 2012 and 2011, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

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

The FHLB had incurred losses in 2009 and for parts of 2010 due primarily to other-than-temporary impairment credit losses on its private-label mortgage-backed securities portfolio.  These securities were the most effected by the extreme economic conditions in place during the previous several years.  As a result, in 2009, 2010, and 2011 the FHLB had suspended the payment of dividends and limited the amount of excess capital stock repurchases.  However, the FHLB has reported net income for the year ended 2010, 2011, and 2012 and paid dividends during 2012.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the FHLB as opposed to the stress caused by the extreme economic conditions in 2009 and 2010.  Management also considered that the FHLB maintains regulatory capital ratios in excess of all regulatory capital requirements, liquidity appears adequate, new shares of FHLB stock continue to change hands at the $100 par value, and the resumption of dividends.

NOTE 5 — LOAN CREDIT QUALITY AND RELATED ALLOWANCE FOR LOAN LOSSES

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

The following table presents the related aging categories of loans, by segment, as of December 31, 2012 and 2011:

	2012
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$48,322	$133	$—	$—	$48,455
Real estate mortgage:
Residential	245,674	4,888	351	1,229	252,142
Commercial	177,539	443	—	4,049	182,031
Construction	13,813	177	—	6,077	20,067
Installment loans to individuals	10,550	109	—	—	10,659
	495,898	$5,750	$351	$11,355	513,354
Net deferred loan fees and discounts	(1,122)				(1,122)
Allowance for loan losses	(7,617)				(7,617)
Loans, net	$487,159				$504,615

	2011
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$53,124	$5	$—	$—	$53,129
Real estate mortgage:
Residential	176,875	1,438	378	692	179,383
Commercial	162,977	135	—	1,176	164,288
Construction	19,605	95	—	9,757	29,457
Installment loans to individuals	11,180	111	6	—	11,297
	423,761	$1,784	$384	$11,625	437,554
Net deferred loan fees and discounts	(1,595)				(1,595)
Allowance for loan losses	(7,154)				(7,154)
Loans, net	$415,012				$428,805

The following table presents the interest income if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans as of December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012		2011		2010
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Real estate mortgage:
Residential	$67	$37	$42	$25	$39	$35
Commercial	281	172	87	9	142	33
Construction	377	74	439	37	256	57
	$725	$283	$568	$71	$437	$125

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

Mortgage loans on one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired.  Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.  Interest income for impaired loans is recorded consistent to the Bank’s policy on non-accrual loans.

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of December 31, 2012 and 2011:

	2012
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate mortgages - residential	410	487	—
Real estate mortgages - commercial	324	324	—
Real estate mortgages - construction	2,894	4,599	—
	3,628	5,410	—
With an allowance recorded:
Commercial and agricultural	485	485	46
Real estate mortgages - residential	1,146	1,255	237
Real estate mortgages - commercial	8,515	8,611	2,018
Real estate mortgages - construction	3,196	4,696	234
	13,342	15,047	2,535
Total:
Commercial and agricultural	485	485	46
Real estate mortgages - residential	1,556	1,742	237
Real estate mortgages - commercial	8,839	8,935	2,018
Real estate mortgages - construction	6,090	9,295	234
	$16,970	$20,457	$2,535

	2011
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Real estate mortgages - residential	$742	$751	$—
Real estate mortgages - commercial	382	382	—
Real estate mortgages - construction	815	1,113	—
	1,939	2,246	—
With an allowance recorded:
Real estate mortgages - residential	861	888	101
Real estate mortgages - commercial	6,150	6,150	1,481
Real estate mortgages - construction	8,929	10,429	2,155
	15,940	17,467	3,737
Total:
Real estate mortgages - residential	1,603	1,639	101
Real estate mortgages - commercial	6,532	6,532	1,481
Real estate mortgages - construction	9,744	11,542	2,155
	$17,879	$19,713	$3,737

The following table presents the average recorded investment in impaired loans and related interest income recognized for December 31, 2012, 2011, and 2010:

	2012
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$97	$—	$—
Real estate mortgage:
Residential	1,417	44	49
Commercial	7,001	290	146
Construction	7,831	1	74
	$16,346	$335	$269

	2011
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$100	$5	$—
Real estate mortgage:
Residential	1,502	54	28
Commercial	5,032	180	9
Construction	9,590	77	37
	$16,224	$316	$74

	2010
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$146	$9	$—
Real estate mortgage:
Residential	1,635	43	35
Commercial	1,954	—	22
Construction	4,686	181	—
Installment loans to individuals	3	—	—
	$8,424	$233	$57

Additional funds totaling $287,000 are committed to be advanced in connection with impaired loans.

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

Loan modifications that are considered TDRs completed during the twelve months ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012			2011
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and agricultural	1	$498	$498	—	$—	$—
Real estate mortgage:
Residential	3	254	254	6	609	609
Commercial	2	2,403	2,403	10	4,779	4,779
Construction	2	26	26	9	11,372	11,372
Installment loans to individuals	—	—	—	3	20	20
Total	8	$3,181	$3,181	28	$16,780	$16,780

There were no loan modifications considered troubled debt restructurings made during the twelve months previous to December 31, 2012 that defaulted during the twelve month period ending December 31, 2012.  Loan modifications considered troubled debt restructurings made during the twelve months previous to December 31, 2011, that have defaulted during the twelve month period ending December 31, 2011 were as follows:

	Year Ended December 31, 2011
(In Thousands, Except Number of Contracts)	Number of Contracts	Recorded Investment
Commercial and agricultural	—	$—
Real estate mortgages - residential	2	127
Real estate mortgages - commercial	1	154
Real estate mortgages - construction	2	251
Installment loans to individuals	1	7
Total	6	$539

Troubled debt restructurings amounted to $16,217,000 and $17,478,000 as of December 31, 2012 and 2011.

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

The following table presents the credit quality categories identified above as of December 31, 2012 and 2011:

	2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$46,805	$250,161	$167,463	$13,944	$10,659	$489,032
Special Mention	1,480	—	1,630	—	—	3,110
Substandard	170	1,981	12,938	6,123	—	21,212
Total	$48,455	$252,142	$182,031	$20,067	$10,659	$513,354

	2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$51,663	$177,916	$152,994	$19,652	$11,291	$413,516
Special Mention	1,198	89	5,804	—	—	7,091
Substandard	268	1,378	5,490	9,805	6	16,947
Total	$53,129	$179,383	$164,288	$29,457	$11,297	$437,554

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

For the general allowances, historical loss trends are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by other qualitative factors.  A historical charge-off factor is calculated utilizing a twelve quarter moving average.  Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.  The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry, and/or geographic standpoint.

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

Activity in the allowance is presented for the twelve months ended December 31, 2012 and 2011:

	2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$418	$939	$2,651	$2,775	$190	$181	$7,154
Charge-offs	—	(193)	(95)	(1,747)	(114)	—	(2,149)
Recoveries	8	7	5	24	43	—	87
Provision	(65)	1,201	1,270	(102)	25	196	2,525
Ending Balance	$361	$1,954	$3,831	$950	$144	$377	$7,617

	2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$443	$908	$1,435	$2,753	$179	$317	$6,035
Charge-offs	(35)	(46)	—	(1,543)	(87)	—	(1,711)
Recoveries	10	39	24	8	49	—	130
Provision	—	38	1,192	1,557	49	(136)	2,700
Ending Balance	$418	$939	$2,651	$2,775	$190	$181	$7,154

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central Pennsylvania. Although the Company has a diversified loan portfolio at December 31, 2012 and 2011, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of loans at December 31, 2012 and 2011 as follows:

	2012	2011
Owners of residential rental properties	18.54%	13.86%
Owners of commercial rental properties	13.80%	16.83%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012 and 2011:

	2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$46	$237	$2,018	$234	$—	$—	$2,535
Collectively evaluated for impairment	315	1,717	1,813	716	144	377	5,082
Total ending allowance balance	$361	$1,954	$3,831	$950	$144	$377	$7,617
Loans:
Individually evaluated for impairment	$485	$1,556	$8,839	$6,090	$—		$16,970
Collectively evaluated for impairment	47,970	250,586	173,192	13,977	10,659		496,384
Total ending loans balance	$48,455	$252,142	$182,031	$20,067	$10,659		$513,354

	2011
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$101	$1,481	$2,155	$—	$—	$3,737
Collectively evaluated for impairment	418	838	1,170	620	190	181	3,417
Total ending allowance balance	$418	$939	$2,651	$2,775	$190	$181	$7,154
Loans:
Individually evaluated for impairment	$—	$1,603	$6,532	$9,744	$—		$17,879
Collectively evaluated for impairment	53,129	177,780	157,756	19,713	11,297		419,675
Total ending loans balance	$53,129	$179,383	$164,288	$29,457	$11,297		$437,554

NOTE 6 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31, 2012 and 2011:

(In Thousands)	2012	2011
Land	$1,505	$1,480
Premises	7,574	7,440
Furniture and equipment	7,073	7,325
Leasehold improvements	1,061	967
Total	17,213	17,212
Less accumulated depreciation and amortization	8,865	9,505
Net premises and equipment	$8,348	$7,707

Depreciation and amortization charged to operations for the years ended 2012, 2011, and 2010 was $762,000, $701,000, and $731,000, respectively.

NOTE 7 - GOODWILL

As of December 31, 2012 and 2011 goodwill had a gross carrying value of $3,308,000 and accumulated amortization of $276,000 resulting in a net carrying amount of $3,032,000.

The gross carrying amount of goodwill is tested for impairment in the third quarter of each fiscal year.  Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, there was no evidence of impairment of the carrying amount at December 31, 2012 or 2011.

NOTE 8 - TIME DEPOSITS

Time deposits of $100,000 or more totaled approximately $70,119,000 on December 31, 2012 and $62,130,000 on December 31, 2011. Interest expense related to such deposits was approximately $874,000, $965,000, and $1,461,000, for the years ended December 31, 2012, 2011, and 2010, respectively.

At December 31, 2012, the scheduled maturities on time deposits of $100,000 or more are as follows:

(In Thousands)	2012
Three months or less	$15,479
Three months to six months	11,063
Six months to twelve months	16,105
Over twelve months	27,472
Total	$70,119

Total time deposit maturities are as follows at December 31, 2012:

(In Thousands)	2012
2013	$100,833
2014	39,681
2015	19,100
2016	6,754
2017	1,541
Thereafter	1,442
Total	$169,351

NOTE 9 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and primarily FHLB advances, which generally represent overnight or less than six month borrowings.  In addition to the outstanding balances noted below, the Bank also had additional lines of credit totaling $26,606,000 available from correspondent banks other than the FHLB.  The outstanding balances and related information for short-term borrowings are summarized as follows at December 31, 2012, 2011, and 2010:

(In Thousands)	2012	2011	2010
Repurchase Agreements:
Balance at year end	$16,968	$13,153	$13,289
Maximum amount outstanding at any month end	21,609	17,920	20,815
Average balance outstanding during the year	16,951	15,555	14,305
Weighted-average interest rate:
At year end	0.65%	1.02%	1.58%
Paid during the year	0.73%	1.21%	1.80%

Open Repo Plus:
Balance at year end	$16,236	$16,445	$14,010
Maximum amount outstanding at any month end	20,175	16,445	14,010
Average balance outstanding during the year	4,009	2,480	1,066
Weighted-average interest rate:
At year end	0.25%	0.34%	0.62%
Paid during the year	0.31%	0.57%	0.65%

Short-Term FHLB:
Balance at year end	$—	$—	$—
Maximum amount outstanding at any month end	—	1,000	—
Average balance outstanding during the year	—	82	—
Weighted-average interest rate:
At year end	—	—	—
Paid during the year	—	0.17%	—

NOTE 10 — LONG-TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2012 and 2011:

(In Thousands)

		Weighted-	Weighted-	Stated Interest
		Average Interest	Average Interest	Rate Range
Description	Maturity	Rate 2012	Rate 2011	From	To	2012	2011
Variable	2012	—	4.18%	3.68%	4.43%	$—	$15,000
Variable	2013	3.74%	3.74%	3.74%	3.74%	5,000	5,000
Variable	2015	3.97%	3.97%	3.97%	3.97%	10,000	10,000
Variable	2017	4.22%	4.22%	4.15%	4.28%	20,000	20,000
Variable	2018	3.18%	3.18%	3.18%	3.18%	10,000	10,000
Total Variable		3.88%	3.95%			45,000	60,000
Fixed	2013	5.87%	5.87%	5.87%	5.87%	528	528
Fixed	2015	6.92%	6.92%	6.92%	6.92%	750	750
Fixed	2016	0.75%	—	0.75%	0.75%	5,000	—
Fixed	2017	0.91%	—	0.90%	0.97%	25,000	—
Total Fixed		1.11%	6.49%			31,278	1,278
Total		2.74%	4.01%			$76,278	$61,278

(In Thousands)

Year Ending		Weighted-
December 31,	Amount	Average Rate
2013	$5,528	3.94%
2014	—	—
2015	10,750	4.18%
2016	5,000	0.75%
2017	45,000	2.38%
Thereafter	10,000	3.18%
	$76,278	2.74%

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

The Bank maintains a credit arrangement which includes a revolving line of credit with the FHLB.  Under this credit arrangement, the Bank has a remaining borrowing capacity of $156,438,000 at December 31, 2012, which is subject to annual renewal, and typically incurs no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of the Bank which consist principally of first mortgage loans and mortgage-backed securities.

NOTE 11 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset position at December 31, 2012 and 2011:

(In Thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$2,590	$2,432
Deferred compensation	484	477
Pension	2,384	2,258
Loan fees and discounts	153	409
Investment securities allowance	782	1,292
Low income housing credit carryforward	3,528	3,250
Capital loss carryforward	230	—
Other	1,182	963
Total	11,333	11,081

Deferred tax liabilities:
Unrealized gain on available for sale securities	5,236	1,501
Bond accretion	170	483
Depreciation	369	355
Amortization	827	751
Total	6,602	3,090
Deferred tax asset, net	$4,731	$7,991

The current low income housing credit carryforward and capital loss carryforward will expire in ten and three years, respectively.  The Company fully anticipates being able to use the carryforwards.

No valuation allowance was established at December 31, 2012 and 2011, because of the Company’s ability to carry back capital losses to recover taxes paid in previous years and certain tax strategies, together with the anticipated future taxable income as evidenced by the Company’s earning potential.

The provision or benefit for income taxes is comprised of the following for the year ended December 31, 2012, 2011, and 2010:

(In Thousands)	2012	2011	2010
Currently payable	$2,726	$2,370	$1,625
Deferred provision	(128)	(457)	(243)
Total provision	$2,598	$1,913	$1,382

A reconciliation between the expected income tax or benefit and the effective income tax rate on income before income tax provision or benefit follows for the year ended December 31, 2012, 2011, and 2010:

	2012		2011		2010
(In Thousands)	Amount	%	Amount	%	Amount	%
Provision at expected rate	$5,592	34.00%	$4,854	34.00%	$4,186	34.00%
Decrease in tax resulting from:
Tax-exempt income	(2,235)	(13.59)	(2,141)	(15.00)	(2,061)	(16.74)
Tax credits	(737)	(4.48)	(737)	(5.16)	(705)	(5.73)
Other, net	(22)	(0.13)	(63)	(0.44)	(38)	(0.31)
Effective income tax provision and rate	$2,598	15.80%	$1,913	13.40%	$1,382	11.22%

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

The following table sets forth the obligation and funded status as of December 31, 2012 and 2011:

(In Thousands)	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$16,165	$13,448
Service cost	542	396
Interest cost	746	712
Actuarial loss (gain)	726	(262)
Benefits paid	(562)	(370)
Other, change in actuarial assumptions	1,456	2,241
Benefit obligation at end of year	19,073	16,165

Change in plan assets:
Fair value of plan assets at beginning of year	9,525	9,034
Actual return on plan assets	1,503	(109)
Employer contribution	1,675	960
Benefits paid	(644)	(398)
Adjustment to fair value of plan assets	19	38
Fair value of plan assets at end of year	12,078	9,525
Funded status	$(6,995)	$(6,640)

Accounts recognized on balance sheet as:
Total liabilities	$(6,995)	$(6,640)

Amounts not yet recognized as a component of net periodic pension cost:
Amounts recognized in accumulated other comprehensive income consist of:
Net transition asset	$—	$(2)
Prior service cost	26	51
Net loss	7,257	6,213
Total	$7,283	$6,262

The accumulated benefit obligation for the Plan was $16,642,000 and $14,450,000 at December 31, 2012 and 2011, respectively.

Components of Net Periodic Cost and Other Amounts Recognized in Other Comprehensive Income as of December 31, 2012, 2011, and 2010 are as follows:

(In Thousands)	2012	2011	2010
Net periodic pension cost:
Service cost	$624	$424	$527
Interest cost	746	712	682
Expected return on plan assets	(820)	(742)	(642)
Amortization of transition asset	(2)	(3)	(3)
Amortization of prior service cost	25	26	25
Amortization of unrecognized net loss	436	164	146
Net periodic benefit cost	$1,009	$581	$735

The estimated net transition asset and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $2,000 and $25,000, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31, 2012, 2011, and 2010:

	2012	2011	2010
Discount rate	4.00%	4.50%	5.50%
Rate of compensation increase	3.00%	3.00%	3.00%

Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Discount rate	4.50%	5.50%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Plan’s weighted-average asset allocations at December 31, 2012 and 2011 by asset category are as follows:

Asset Category	2012	2011
Cash	2.27%	3.24%
Fixed income securities	30.24%	36.30%
Equity	67.49%	60.46%
Total	100.00%	100.00%

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

The following table sets forth by level, within the fair value hierarchy detailed in Note 20 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2012 and 2011:

	2012
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$274	$—	$—	$274
Mutual funds - taxable fixed income	3,653	—	—	3,653
Mutual funds - domestic equity	5,321	—	—	5,321
Mutual funds - international equity	2,830	—	—	2,830
Total assets at fair value	$12,078	$—	$—	$12,078

	2011
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$304	$—	$—	$304
Mutual funds - taxable fixed income	3,451	—	—	3,451
Mutual funds - domestic equity	4,432	—	—	4,432
Mutual funds - international equity	1,338	—	—	1,338
Total assets at fair value	$9,525	$—	$—	$9,525

The following future benefit payments that reflect expected future service, as appropriate, are expected to be paid:

(In Thousands)
2013	$585
2014	633
2015	644
2016	673
2017	701
Thereafter	4,537
$7,773

The company expects to contribute a minimum of $400,000 to its Pension Plan in 2013.

401(k) Savings Plan

The Company also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Company may make matching contributions equal to a discretionary percentage that is determined by the Board of Directors.  Participants are at all times fully vested in their contributions and vest over a period of five years regarding the employer contribution.  Contribution expense was approximately $118,000, $101,000, and $117,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan whereby participating directors elect to forego directors’ fees paid in cash.  Under this plan, the Company will make payments for a ten-year period beginning at the later of age 65 or ceasing to be a director in most cases or at death, if earlier, at which time payments would be made to their designated beneficiaries.

To fund benefits under the deferred compensation plan, the Company has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company. The Company incurred expenses related to the plan of $84,000, $114,000, and $254,000 for the years ended December 31, 2012, 2011, and 2010, respectively.  Benefits paid under the plan were approximately $140,000, $160,000, and $160,000 in 2012, 2011, and 2010, respectively.

NOTE 13 - EMPLOYEE STOCK PURCHASE PLAN

The Company maintained the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company. The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually. There were 1,435 and 1,924 shares issued under the plan for the years ended December 31, 2012 and 2011, respectively.

NOTE 14 - STOCK OPTIONS

The Company maintained the 1998 Stock Option Plan (“1998 Plan”) for key employees and directors.  Incentive stock options and nonqualified stock options were granted to eligible employees of the Bank and nonqualified options were granted to directors of the Company.  Incentive nonqualified stock options granted under the 1998 Plan were exercisable not later than ten years after the date of grant.  Each option granted under the 1998 Plan was exercisable only after six months following the date of grant of such options.  All options issued under the 1998 Plan were either forfeited or exercised as of December 31, 2010.

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

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31, 2012 and 2011:

	Beginning				Ending
(In Thousands)	Balance	Additions	Repayments	Resigned	Balance
2012	$8,644	$1,764	$(926)	$(6,299)	$3,183
2011	8,366	3,877	(3,599)	—	8,644

Deposits from related parties held by the Bank amounted to $3,525,000 at December 31, 2012 and $5,668,000 at December 31, 2011.

NOTE 16 — COMMITMENTS AND CONTINGENT LIABILITIES

The following schedule shows future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2012:

(In Thousands)
2013	$439
2014	444
2015	408
2016	352
2017	358
Thereafter	1,186
Total	$3,187

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities and equipment.  Total rental expense for all operating leases for the years ended December 31, 2012, 2011, and 2010 were $425,000, $399,000 and $387,000.

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2012 and 2011:

(In Thousands)	2012	2011
Commitments to extend credit	$90,503	$80,320
Standby letters of credit	3,768	1,180

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

As of December 31, 2012 and 2011, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios must be at least 10%, 6%, and 5%, respectively.

The Company’s and the Bank’s actual capital ratios are presented in the following tables, which shows that both met all regulatory capital requirements.

Consolidated Company

	2012		2011
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$85,377	14.97%	$77,863	15.27%
For Capital Adequacy Purposes	45,641	8.00	40,796	8.00
To Be Well Capitalized	57,051	10.00	50,995	10.00

Tier I Capital (to Risk-weighted Assets)
Actual	$77,717	13.62%	$71,064	13.94%
For Capital Adequacy Purposes	22,820	4.00	20,398	4.00
To Be Well Capitalized	34,231	6.00	30,597	6.00

Tier I Capital (to Average Assets)
Actual	$77,717	9.47%	$71,064	9.57%
For Capital Adequacy Purposes	32,818	4.00	29,688	4.00
To Be Well Capitalized	41,022	5.00	37,110	5.00

Bank

	2012		2011
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$72,379	12.84%	$66,734	13.32%
For Capital Adequacy Purposes	45,113	8.00	40,074	8.00
To Be Well Capitalized	56,392	10.00	50,093	10.00

Tier I Capital (to Risk-weighted Assets)
Actual	$65,323	11.58%	$60,454	12.07%
For Capital Adequacy Purposes	22,557	4.00	20,037	4.00
To Be Well Capitalized	33,835	6.00	30,056	6.00

Tier I Capital (to Average Assets)
Actual	$65,323	8.02%	$60,454	8.24%
For Capital Adequacy Purposes	32,570	4.00	29,342	4.00
To Be Well Capitalized	40,713	5.00	36,678	5.00

NOTE 19 - REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks. Accordingly, at December 31, 2012, the balance in the additional paid in capital account totaling $11,657,000 is unavailable for dividends.

The Bank is subject to regulatory restrictions, which limit its ability to loan funds to Penns Woods Bancorp, Inc.  At December 31, 2012, the regulatory lending limit amounted to approximately $10,941,000.

Cash and Due from Banks

Included in cash and due from banks are reserves required by the district Federal Reserve Bank of $208,000 and $1,131,000 at December 31, 2012 and 2011, respectively.  The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of December 31, 2012 and 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2012
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$25,840	$—	$25,840
State and political securities	—	180,224	—	180,224
Other debt securities	—	71,599	—	71,599
Financial institution equity securities	9,548	—	—	9,548
Other equity securities	2,105	—	—	2,105
Total assets measured on a recurring basis	$11,653	$277,663	$—	$289,316

	2011
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$28,671	$—	$28,671
State and political securities	—	178,301	—	178,301
Other debt securities	—	49,514	—	49,514
Financial institution equity securities	10,802	—	—	10,802
Other equity securities	2,809	—	—	2,809
Total assets measured on a recurring basis	$13,611	$256,486	$—	$270,097

The following table presents the assets reported on the balance sheet at their fair value on a non-recurring basis as of December 31, 2012 and 2011, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2012
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$14,435	$14,435
Other real estate owned	—	—	1,449	1,449
Total assets measured on a non-recurring basis	$—	$—	$15,884	$15,884

	2011
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$14,142	$14,142
Other real estate owned	—	—	2,144	2,144
Total assets measured on a non-recurring basis	$—	$—	$16,286	$16,286

The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of December 31, 2012:

	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$14,435	Discounted cash flow	Temporary reduction in payment amount	0 to -55%	-27%
			Probability of default	0%

		Appraisal of collateral	Appraisal adjustments (1)	0 to -20%	-11%

Other real estate owned	$1,449	Appraisal of collateral (1)

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

The fair values of the Company’s financial instruments are as follows at December 31, 2012 and 2011:

			Fair Value Measurements at December 31, 2012
			Quoted Prices in
			Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In Thousands)	Value	Value	(Level I)	(Level II)	(Level III)
Financial assets:
Cash and cash equivalents	$15,142	$15,142	$15,142	$—	$—
Investment securities:
Available for sale	289,316	289,316	11,653	277,663	—
Held to maturity	—	—	—	—	—
Loans held for sale	3,774	3,774	3,774	—	—
Loans, net	504,615	506,406	—	—	506,406
Bank-owned life insurance	16,362	16,362	16,362	—	—
Accrued interest receivable	4,099	4,099	4,099	—	—

Financial liabilities:
Interest-bearing deposits	$527,073	$530,485	$359,979	$—	$170,506
Noninterest-bearing deposits	114,953	114,953	114,953	—	—
Short-term borrowings	33,204	33,204	33,204	—	—
Long-term borrowings, FHLB	76,278	80,772	—	—	80,772
Accrued interest payable	366	366	366	—	—

	December 31, 2011
	Carrying	Fair
(In Thousands)	Value	Value
Financial assets:
Cash and cash equivalents	$13,885	$13,885
Investment securities:
Available for sale	270,097	270,097
Held to maturity	54	55
Loans held for sale	3,787	3,787
Loans, net	428,805	424,586
Bank-owned life insurance	16,065	16,065
Accrued interest receivable	3,905	3,905

Financial liabilities:
Interest-bearing deposits	$470,310	$471,212
Noninterest-bearing deposits	111,354	111,354
Short-term borrowings	29,598	29,598
Long-term borrowings, FHLB	61,278	65,848
Accrued interest payable	536	536

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of December 31, 2012 and 2011.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the fair value of off-balance sheet items at December 31, 2012 and 2011.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 17.

NOTE 22 — PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31,

(In Thousands)	2012	2011
ASSETS:
Cash	$207	$69
Investment in subsidiaries:
Bank	79,653	67,770
Nonbank	13,575	12,475
Other assets	388	272
Total Assets	$93,823	$80,586
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$97	$126
Shareholders’ equity	93,726	80,460
Total liability and shareholders’ equity	$93,823	$80,586

CONDENSED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2012	2011	2010
Operating income:
Dividends from subsidiaries	$8,034	$7,266	$7,365
Security gains	4	—	—
Equity in undistributed earnings of subsidiaries	6,407	5,414	3,892
Operating expenses:	(595)	(318)	(328)
Net income	$13,850	$12,362	$10,929
Comprehensive income	$20,426	$20,832	$6,729

CONDENSED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$13,850	$12,362	$10,929
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(6,407)	(5,414)	(3,892)
Other, net	(145)	23	(25)
Net cash provided by operating activities	7,298	6,971	7,012
INVESTING ACTIVITIES:
Investment in subsidiaries	—	—	—
FINANCING ACTIVITIES:
Dividends paid	(7,214)	(7,059)	(7,056)
Issuance of common stock	54	67	67
Stock options exercised	—	—	10
Purchase of treasury stock	—	—	(46)
Net cash used for financing activities	(7,160)	(6,992)	(7,025)
NET INCREASE (DECREASE) IN CASH	138	(21)	(13)
CASH, BEGINNING OF YEAR	69	90	103
CASH, END OF YEAR	$207	$69	$90

NOTE 23 — CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, Except Per Share Data)	For the Three Months Ended
2012	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$9,285	$9,280	$9,267	$9,275
Interest expense	1,615	1,582	1,577	1,437
Net interest income	7,670	7,698	7,690	7,838
Provision for loan losses	600	600	600	725
Non-interest income, excluding securities gains	2,174	2,111	2,324	2,206
Securities gains, net	589	170	447	79
Non-interest expense	5,464	5,343	5,458	5,758
Income before income tax provision	4,369	4,036	4,403	3,640
Income tax provision	680	638	736	544
Net income	$3,689	$3,398	$3,667	$3,096

Earnings per share - basic	$0.96	$0.89	$0.95	$0.81

Earnings per share - diluted	$0.96	$0.89	$0.95	$0.81

(In Thousands, Except Per Share Data)	For the Three Months Ended
2011	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$8,982	$8,884	$9,173	$9,337
Interest expense	1,985	1,966	1,963	1,742
Net interest income	6,997	6,918	7,210	7,595
Provision for loan losses	600	600	600	900
Non-interest income, excluding securities gains	1,820	1,864	1,982	1,932
Securities gains, net	125	9	8	479
Non-interest expense	4,988	4,856	4,968	5,152
Income before income tax provision	3,354	3,335	3,632	3,954
Income tax provision	501	371	482	559
Net income	$2,853	$2,964	$3,150	$3,395

Earnings per share - basic	$0.74	$0.78	$0.82	$0.88

Earnings per share - diluted	$0.74	$0.78	$0.82	$0.88

NOTE 24 — PENDING ACQUISITION

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

ITEM 9                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A              CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2012 of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because there were no material weaknesses discovered, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

S.R. Snodgrass, A.C. an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K, as part of the audit, has issued  a report, which appears below, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

Date: March 12, 2013	/s/ Richard A. Grafmyre	/s/ Brian L. Knepp
	Chief Executive Officer	Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Penns Woods Bancorp, Inc.

We have audited Penns Woods Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Penns Woods Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Penns Woods Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our opinion dated March 12, 2013, expressed an unqualified opinion.

Wexford, Pennsylvania

March 12, 2013

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information appearing under the captions “The Board of Directors and its Committees,” “Election of Directors,” “Information as to Nominees and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Principal Officers of the Corporation,” and “Certain Transactions” in the Company’s Proxy Statement for the Company’s 2013 annual meeting of shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

(b) Exhibits:

(2) (i)

Agreement and Plan of Merger, dated as of October 18, 2012, between Penns Woods Bancorp, Inc. and Luzerne National Bank Corporation (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 24, 2012).

(3) (i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
(3) (ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).

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

(10) (iii)

Employment Agreement, dated June 1, 2010, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Brian L. Knepp (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 3, 2010).*

(10) (iv)

Employment Agreement, dated October 29, 2010, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Richard A. Grafmyre (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 2, 2010).*

(10) (v)

Amendment to Employment Agreement, dated June 12, 2012, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Richard A. Grafmyre (incorporated by reference to Exhibit 10(ii) of the Registrant’s Current Report on Form 8-K filed on June 14, 2012).*

(10) (vi)

Employment Agreement, dated February 28, 2011, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Ann M. Riles (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2011).*

(10)(vii)

Employment Agreement, dated February 28, 2011, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Robert J. Glunk (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2012).*

(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31) (i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31) (ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32) (i)	Section 1350 Certification of Chief Executive Officer.
(32) (ii)	Section 1350 Certification of Principal Financial Officer.
Exhibit 101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2012 and December 31, 2011; (ii) the Consolidated Statement of Income for the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012,2011, and 2010; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011, and 2010; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.  As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

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
Exhibit 101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2012 and December 31, 2011; (ii) the Consolidated Statement of Income for the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012,2011, and 2010; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011, and 2010; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.  As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2013	PENNS WOODS BANCORP, INC.
/s/ Richard A. Grafmyre
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Richard A. Grafmyre
Richard A. Grafmyre, President, Chief Executive Officer and Director	March 12, 2013
(Principal Executive Officer)

/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer (Principal Financial Officer)	March 12, 2013

/s/ Ronald A. Walko
Ronald A. Walko, Chairman of the Board	March 12, 2013

/s/ Daniel K. Brewer
Daniel K. Brewer, Director	March 12, 2013

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 12, 2013

/s/ William J. Edwards
William J. Edwards, Director	March 12, 2013

/s/ James M. Furey, II
James M. Furey, II, Director	March 12, 2013

/s/ D. Michael Hawbaker
D. Michael Hawbaker, Director	March 12, 2013

/s/ Leroy H. Keiler, III
Leroy H. Keiler, III, Director	March 12, 2013

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Director	March 12, 2013

/s/ William H. Rockey
William H. Rockey, Director	March 12, 2013

/s/ Hubert A. Valencik
Hubert A. Valencik, Director	March 12, 2013