Form 10-Q
period 2013-03-31
PENNS WOODS BANCORP INC
filed 2013-05-10
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2013.

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

On May 2, 2013 there were 3,839,054 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share Data)	2013	2012
ASSETS:
Noninterest-bearing balances	$9,120	$12,695
Interest-bearing deposits in other financial institutions	3,948	2,447
Total cash and cash equivalents	13,068	15,142

Investment securities available for sale, at fair value	288,577	289,316
Loans held for sale	2,425	3,774
Loans	512,422	512,232
Allowance for loan losses	(8,830)	(7,617)
Loans, net	503,592	504,615
Premises and equipment, net	9,128	8,348
Accrued interest receivable	4,070	4,099
Bank-owned life insurance	16,517	16,362
Investment in limited partnerships	2,717	2,883
Goodwill	3,032	3,032
Deferred tax asset	5,751	4,731
Other assets	4,120	4,233
TOTAL ASSETS	$852,997	$856,535

LIABILITIES:
Interest-bearing deposits	$538,833	$527,073
Noninterest-bearing deposits	120,471	114,953
Total deposits	659,304	642,026

Short-term borrowings	16,632	33,204
Long-term borrowings, Federal Home Loan Bank (FHLB)	71,278	76,278
Accrued interest payable	357	366
Other liabilities	12,413	10,935
TOTAL LIABILITIES	759,984	762,809

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 4,019,522 and 4,019,112 shares issued	33,496	33,492
Additional paid-in capital	18,170	18,157
Retained earnings	43,948	43,030
Accumulated other comprehensive income:
Net unrealized gain on available for sale securities	8,516	10,164
Defined benefit plan	(4,807)	(4,807)
Treasury stock at cost, 180,596 shares	(6,310)	(6,310)
TOTAL SHAREHOLDERS’ EQUITY	93,013	93,726
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$852,997	$856,535

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands, Except Per Share Data)	2013	2012

INTEREST AND DIVIDEND INCOME:
Loans, including fees	$6,768	$6,314
Investment securities:
Taxable	1,443	1,474
Tax-exempt	1,267	1,405
Dividend and other interest income	62	92
TOTAL INTEREST AND DIVIDEND INCOME	9,540	9,285

INTEREST EXPENSE:
Deposits	791	961
Short-term borrowings	25	34
Long-term borrowings, FHLB	519	620
TOTAL INTEREST EXPENSE	1,335	1,615

NET INTEREST INCOME	8,205	7,670
PROVISION FOR LOAN LOSSES	500	600

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,705	7,070

NON-INTEREST INCOME:
Service charges	442	447
Securities gains, net	986	589
Bank-owned life insurance	138	268
Gain on sale of loans	351	183
Insurance commissions	264	442
Brokerage commissions	248	212
Other	304	622
TOTAL NON-INTEREST INCOME	2,733	2,763

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,068	3,017
Occupancy	351	328
Furniture and equipment	408	346
Pennsylvania shares tax	184	169
Amortization of investment in limited partnerships	165	165
Federal Deposit Insurance Corporation deposit insurance	129	123
Other	1,546	1,316
TOTAL NON-INTEREST EXPENSE	5,851	5,464

INCOME BEFORE INCOME TAX PROVISION	4,587	4,369
INCOME TAX PROVISION	903	680
NET INCOME	$3,684	$3,689

EARNINGS PER SHARE - BASIC	$0.96	$0.96

EARNINGS PER SHARE - DILUTED	$0.96	$0.96

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	3,838,671	3,837,204

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	3,838,671	3,837,204

DIVIDENDS PER SHARE	$0.72	$0.47

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2013	2012
Net Income	$3,684	$3,689
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available for sale securities	(1,511)	5,010
Tax effect	514	(1,703)
Net realized gain included in net income	(986)	(589)
Tax effect	335	200
Total other comprehensive (loss) income	(1,648)	2,918
Comprehensive income	$2,036	$6,607

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2011	4,017,677	$33,480	$18,115	$36,394	$(1,219)	$(6,310)	$80,460

Comprehensive income:
Net income				3,689			3,689
Other comprehensive income					2,918		2,918
Dividends declared, ($0.47 per share)				(1,804)			(1,804)
Common shares issued for employee stock purchase plan	391	4	12				16
Balance, March 31, 2012	4,018,068	$33,484	$18,127	$38,279	$1,699	$(6,310)	$85,279

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2012	4,019,112	$33,492	$18,157	$43,030	$5,357	$(6,310)	$93,726

Comprehensive income:
Net income				3,684			3,684
Other comprehensive loss					(1,648)		(1,648)
Dividends declared, ($0.72 per share)				(2,766)			(2,766)
Common shares issued for employee stock purchase plan	410	4	13				17
Balance, March 31, 2013	4,019,522	$33,496	$18,170	$43,948	$3,709	$(6,310)	$93,013

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands)	2013	2012
OPERATING ACTIVITIES:
Net Income	$3,684	$3,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194	191
Provision for loan losses	500	600
Accretion and amortization of investment security discounts and premiums	(125)	(377)
Securities gains, net	(986)	(589)
Originations of loans held for sale	(11,636)	(4,301)
Proceeds of loans held for sale	13,336	6,206
Gain on sale of loans	(351)	(183)
Earnings on bank-owned life insurance	(138)	(268)
(Increase) decrease in deferred tax asset	(171)	71
Other, net	(62)	(1,549)
Net cash provided by operating activities	4,245	3,490
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	20,492	9,765
Proceeds from calls and maturities	3,309	3,400
Purchases	(23,685)	(22,741)
Net decrease (increase) in loans	523	(7,627)
Acquisition of bank premises and equipment	(1,014)	(767)
Proceeds from the sale of foreclosed assets	—	131
Purchase of bank-owned life insurance	(26)	(29)
Proceeds from bank-owned life insurance death benefit	—	383
Proceeds from redemption of regulatory stock	479	281
Purchases of regulatory stock	(315)	—
Net cash used for investing activities	(237)	(17,204)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	11,760	34,961
Net increase in noninterest-bearing deposits	5,518	4,917
Repayment of long-term borrowings, FHLB	(5,000)	—
Net decrease in short-term borrowings	(16,572)	(14,830)
Dividends paid	(1,805)	(1,804)
Issuance of common stock	17	16
Net cash (used for) provided by financing activities	(6,082)	23,260
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,074)	9,546
CASH AND CASH EQUIVALENTS, BEGINNING	15,142	13,885
CASH AND CASH EQUIVALENTS, ENDING	$13,068	$23,431

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Dividends payable	$961	$—
Interest paid	1,344	1,645
Income taxes paid	600	925
Transfer of loans to foreclosed real estate	—	—

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

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for the fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 35 through 39 of the Annual Report on Form 10-K for the year ended December 31, 2012.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component as of March 31, 2013 were as follows:

	Three Months Ended March 31, 2013
(In Thousands)	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Balance, December 31, 2012	$10,164	$(4,807)	$5,357
Other comprehensive income before reclassifications	(997)	—	(997)
Amounts reclassified from accumulated other comprehensive income	(651)	—	(651)
Net current-period other comprehensive income	(1,648)	—	(1,648)
Balance, March 31, 2013	$8,516	$(4,807)	$3,709

The reclassifications out of accumulated other comprehensive income as of March 31, 2013 were as follows:

(In Thousands)

Three Months Ended March 31, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Income
Net unrealized gain on available for sale securities	$986	Securities gains, net
	335	Income tax provision
	$651	Net of tax

Total reclassifications for the period	$651	Net of tax

Note 3.  Recent Accounting Pronouncements

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company has provided the necessary disclosures in Note 2 - Accumulated Other Comprehensive Income.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share.  Net income as presented on the consolidated statement of income will be used as the numerator.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive earnings per share computation.

	Three Months Ended March 31,
	2013	2012
Weighted average common shares issued	4,019,267	4,017,800
Average treasury stock shares	(180,596)	(180,596)
Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	3,838,671	3,837,204

Note 5. Investment Securities

The amortized cost and fair values of investment securities at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$22,387	$1,265	$(17)	$23,635
State and political securities	160,817	10,260	(1,684)	169,393
Other debt securities	83,960	1,857	(237)	85,580
Total debt securities	267,164	13,382	(1,938)	278,608
Financial institution equity securities	7,580	1,474	(3)	9,051
Other equity securities	930	11	(23)	918
Total equity securities	8,510	1,485	(26)	9,969
Total investment securities AFS	$275,674	$14,867	$(1,964)	$288,577

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$24,475	$1,384	$(19)	$25,840
State and political securities	168,843	12,805	(1,424)	180,224
Other debt securities	70,108	1,750	(259)	71,599
Total debt securities	263,426	15,939	(1,702)	277,663
Financial institution equity securities	8,422	1,140	(14)	9,548
Other equity securities	2,068	74	(37)	2,105
Total equity securities	10,490	1,214	(51)	11,653
Total investment securities AFS	$273,916	$17,153	$(1,753)	$289,316

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$847	$(17)	$—	$—	$847	$(17)
State and political securities	12,448	(530)	5,915	(1,154)	18,363	(1,684)
Other debt securities	24,471	(209)	1,722	(28)	26,193	(237)
Total debt securities	37,766	(756)	7,637	(1,182)	45,403	(1,938)
Financial institution equity securities	65	(3)	—	—	65	(3)
Other equity securities	764	(18)	67	(5)	831	(23)
Total equity securities	829	(21)	67	(5)	896	(26)
Total	$38,595	$(777)	$7,704	$(1,187)	$46,299	$(1,964)

	December 31, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$910	$(19)	$—	$—	$910	$(19)
State and political securities	8,882	(316)	5,647	(1,108)	14,529	(1,424)
Other debt securities	11,250	(189)	3,727	(70)	14,977	(259)
Total debt securities	21,042	(524)	9,374	(1,178)	30,416	(1,702)
Financial institution equity securities	66	(1)	205	(13)	271	(14)
Other equity securities	701	(28)	63	(9)	764	(37)
Total equity securities	767	(29)	268	(22)	1,035	(51)
Total	$21,809	$(553)	$9,642	$(1,200)	$31,451	$(1,753)

At March 31, 2013 there were a total of 43 and 15 individual securities that were in a continuous unrealized loss position for less than twelve months and twelve months or greater, respectively.

The Company reviews its position quarterly and has determined that, at March 31, 2013, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$7,494	$7,530
Due after one year to five years	37,838	39,012
Due after five years to ten years	52,615	53,709
Due after ten years	169,217	178,357
Total	$267,164	$278,608

Total gross proceeds from sales of securities available for sale were $20,492,000 and $9,765,000, for the three months ended March 31, 2013 and 2012, respectively.  The following table represents gross realized gains and losses on those transactions:

	Three Months Ended March 31,
(In Thousands)	2013	2012
Gross realized gains:
U.S. Government and agency securities	$—	$138
State and political securities	579	6
Other debt securities	121	55
Financial institution equity securities	130	355
Other equity securities	216	126
Total gross realized gains	$1,046	$680

Gross realized losses:
State and political securities	$60	$—
Financial institution equity securities	—	66
Other equity securities	—	25
Total gross realized losses	$60	$91

There were no impairment charges included in gross realized losses for the three months ended March 31, 2013 and 2012, respectively.

Note 6.  Federal Home Loan Bank Stock

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

Note 7. Credit Quality and Related Allowance for Loan Losses

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

The following table presents the related aging categories of loans, by segment, as of March 31, 2013 and December 31, 2012:

	March 31, 2013
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$46,286	$269	$—	$—	$46,555
Real estate mortgage:
Residential	259,694	931	35	1,124	261,784
Commercial	174,201	437	—	4,023	178,661
Construction	11,675	8	—	3,875	15,558
Installment loans to individuals	10,824	65	2	—	10,891
	502,680	$1,710	$37	$9,022	513,449
Net deferred loan fees and discounts	(1,027)				(1,027)
Allowance for loan losses	(8,830)				(8,830)
Loans, net	$492,823				$503,592

	December 31, 2012
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$48,322	$133	$—	$—	$48,455
Real estate mortgage:
Residential	245,674	4,888	351	1,229	252,142
Commercial	177,539	443	—	4,049	182,031
Construction	13,813	177	—	6,077	20,067
Installment loans to individuals	10,550	109	—	—	10,659
	495,898	$5,750	$351	$11,355	513,354
Net deferred loan fees and discounts	(1,122)				(1,122)
Allowance for loan losses	(7,617)				(7,617)
Loans, net	$487,159				$504,615

The following table presents the interest income if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Real estate mortgage:
Residential	$32	$9	$8	$6
Commercial	85	50	21	3
Construction	41	11	116	31
	$158	$70	$145	$40

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate mortgages - residential	735	932	—
Real estate mortgages - commercial	1,198	1,198	—
Real estate mortgages - construction	1,086	3,460	—
	3,019	5,590	—
With an allowance recorded:
Commercial and agricultural	573	573	300
Real estate mortgages - residential	827	927	251
Real estate mortgages - commercial	7,348	7,444	1,762
Real estate mortgages - construction	2,801	4,301	203
	11,549	13,245	2,516
Total:
Commercial and agricultural	573	573	300
Real estate mortgages - residential	1,562	1,859	251
Real estate mortgages - commercial	8,546	8,642	1,762
Real estate mortgages - construction	3,887	7,761	203
	$14,568	$18,835	$2,516

	December 31, 2012
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate mortgages - residential	410	487	—
Real estate mortgages - commercial	324	324	—
Real estate mortgages - construction	2,894	4,599	—
	3,628	5,410	—
With an allowance recorded:
Commercial and agricultural	485	485	46
Real estate mortgages - residential	1,146	1,255	237
Real estate mortgages - commercial	8,515	8,611	2,018
Real estate mortgages - construction	3,196	4,696	234
	13,342	15,047	2,535
Total:
Commercial and agricultural	485	485	46
Real estate mortgages - residential	1,556	1,742	237
Real estate mortgages - commercial	8,839	8,935	2,018
Real estate mortgages - construction	6,090	9,295	234
	$16,970	$20,457	$2,535

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended for March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013			2012
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$529	$6	$—	$—	$—	$—
Real estate mortgages - residential	1,559	8	5	1,511	13	23
Real estate mortgages - commercial	8,693	47	46	6,507	68	3
Real estate mortgages - construction	4,988	—	539	9,710	—	30
	$15,769	$61	$590	$17,728	$81	$56

There is approximately $310,000 committed to be advanced in connection with impaired loans.

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

Loan modifications that are considered TDRs completed during the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013			2012
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage:
Residential	—	$—	$—	1	$104	$104
Commercial	2	264	264	1	37	37
Construction	—	—	—	2	26	26
	2	$264	$264	4	$167	$167

There were two loan modifications considered troubled debt restructurings made during the twelve months previous to March 31, 2013 that defaulted during the three months ended March 31, 2013.  The loans that defaulted are commercial real estate loans that are currently in litigation with a recorded investment of $263,000 at March 31, 2013.

Troubled debt restructurings amounted to $13,692,000 and $16,217,000 as of March 31, 2013 and December 31, 2012.

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

The following table presents the credit quality categories identified above as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$44,991	$260,193	$164,218	$11,638	$10,889	$491,929
Special Mention	1,420	—	1,594	—	—	3,014
Substandard	144	1,591	12,849	3,920	2	18,506
	$46,555	$261,784	$178,661	$15,558	$10,891	$513,449

	December 31, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$46,805	$250,161	$167,463	$13,944	$10,659	$489,032
Special Mention	1,480	—	1,630	—	—	3,110
Substandard	170	1,981	12,938	6,123	—	21,212
	$48,455	$252,142	$182,031	$20,067	$10,659	$513,354

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

Activity in the allowance is presented for the three months ended March 31, 2013 and 2012:

	March 31, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$361	$1,954	$3,831	$950	$144	$377	$7,617
Charge-offs	—	(134)	—	—	(25)	—	(159)
Recoveries	2	1	1	850	18	—	872
Provision	205	951	(73)	(986)	7	396	500
Ending Balance	$568	$2,772	$3,759	$814	$144	$773	$8,830

	March 31, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$418	$939	$2,651	$2,775	$190	$181	$7,154
Charge-offs	—	—	—	—	(32)	—	(32)
Recoveries	1	2	1	3	16	—	23
Provision	(23)	(59)	624	(59)	1	116	600
Ending Balance	$396	$882	$3,276	$2,719	$175	$297	$7,745

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central Pennsylvania. Although the Company has a diversified loan portfolio at March 31, 2013, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of loans at March 31, 2013 and 2012 as follows:

	March 31,
	2013	2012
Owners of residential rental properties	19.03%	13.99%
Owners of commercial rental properties	13.08%	16.51%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$300	$251	$1,762	$203	$—	$—	$2,516
Collectively evaluated for impairment	268	2,521	1,997	611	144	773	6,314
Total ending allowance balance	$568	$2,772	$3,759	$814	$144	$773	$8,830
Loans:
Individually evaluated for impairment	$573	$1,562	$8,546	$3,887	$—		$14,568
Collectively evaluated for impairment	45,982	260,222	170,115	11,671	10,891		498,881
Total ending loans balance	$46,555	$261,784	$178,661	$15,558	$10,891		$513,449

	December 31, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$46	$237	$2,018	$234	$—	$—	$2,535
Collectively evaluated for impairment	315	1,717	1,813	716	144	377	5,082
Total ending allowance balance	$361	$1,954	$3,831	$950	$144	$377	$7,617
Loans:
Individually evaluated for impairment	$485	$1,556	$8,839	$6,090	$—		$16,970
Collectively evaluated for impairment	47,970	250,586	173,192	13,977	10,659		496,384
Total ending loans balance	$48,455	$252,142	$182,031	$20,067	$10,659		$513,354

Note 8.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2012.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended
	March 31,
(In Thousands)	2013	2012
Service cost	$159	$157
Interest cost	193	186
Expected return on plan assets	(246)	(196)
Amortization of transition obligation	—	(1)
Amortization of prior service cost	7	7
Amortization of net loss	119	109
Net periodic cost	$232	$262

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2012, that it expected to contribute a minimum of $400,000 to its defined benefit plan in 2013.  As of March 31, 2013, there were contributions of $225,000 made to the plan with additional contributions of at least $175,000 anticipated during the remainder of 2013.

Note 9.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the three months ended March 31, 2013 and 2012, there were 410 and 391 shares issued under the plan, respectively.

Note 10.  Off Balance Sheet Risk

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2013 and December 31, 2012:

(In Thousands)	March 31, 2013	December 31, 2012
Commitments to extend credit	$105,657	$90,503
Standby letters of credit	6,754	3,768

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

Note 11.  Fair Value Measurements

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of March 31, 2013 and December 31, 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2013
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$23,635	$—	$23,635
State and political securities	—	169,393	—	169,393
Other debt securities	—	85,580	—	85,580
Financial institution equity securities	9,051	—	—	9,051
Other equity securities	918	—	—	918
Total assets measured on a recurring basis	$9,969	$278,608	$—	$288,577

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$25,840	$—	$25,840
State and political securities	—	180,224	—	180,224
Other debt securities	—	71,599	—	71,599
Financial institution equity securities	9,548	—	—	9,548
Other equity securities	2,105	—	—	2,105
Total assets measured on a recurring basis	$11,653	$277,663	$—	$289,316

The following table presents the assets reported on the consolidated balance sheet at their fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2013
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$12,052	$12,052
Other real estate owned	—	—	1,119	1,119
Total assets measured on a non-recurring basis	$—	$—	$13,171	$13,171

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$14,435	$14,435
Other real estate owned	—	—	1,449	1,449
Total assets measured on a non-recurring basis	$—	$—	$15,884	$15,884

The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$12,052	Discounted cash flow	Temporary reduction in payment amount	0 to -55%	-26%
			Probability of default	0%

		Appraisal of collateral	Appraisal adjustments (1)	0 to -20%	-6%

Other real estate owned	$1,119	Appraisal of collateral (1)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2012
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$14,435	Discounted cash flow	Temporary reduction in payment amount	0 to -55%	-27%
			Probability of default	0%

		Appraisal of collateral	Appraisal adjustments (1)	0 to -20%	-11%

Other real estate owned	$1,449	Appraisal of collateral (1)

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

Note 12. Fair Value of Financial Instruments

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

The fair values of the Company’s financial instruments are as follows at March 31, 2013 and December 31, 2012:

			Fair Value Measurements at March 31, 2013
			Quoted Prices in
			Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In Thousands)	Value	Value	(Level I)	(Level II)	(Level III)
Financial assets:
Cash and cash equivalents	$13,068	$13,068	$13,068	$—	$—
Investment securities:
Available for sale	288,577	288,577	9,969	278,608	—
Loans held for sale	2,425	2,425	2,425	—	—
Loans, net	503,592	506,108	—	—	506,108
Bank-owned life insurance	16,517	16,517	16,517	—	—
Accrued interest receivable	4,070	4,070	4,070	—	—

Financial liabilities:
Interest-bearing deposits	$538,833	$537,167	$366,661	$—	$170,506
Noninterest-bearing deposits	120,471	120,471	120,471	—	—
Short-term borrowings	16,632	16,632	16,632	—	—
Long-term borrowings, FHLB	71,278	75,510	—	—	75,510
Accrued interest payable	357	357	357	—	—

			Fair Value Measurements at December 31, 2012
			Quoted Prices in
			Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In Thousands)	Value	Value	(Level I)	(Level II)	(Level III)
Financial assets:
Cash and cash equivalents	$15,142	$15,142	$15,142	$—	$—
Investment securities:
Available for sale	289,316	289,316	11,653	277,663	—
Loans held for sale	3,774	3,774	3,774	—	—
Loans, net	504,615	506,406	—	—	506,406
Bank-owned life insurance	16,362	16,362	16,362	—	—
Accrued interest receivable	4,099	4,099	4,099	—	—

Financial liabilities:
Interest-bearing deposits	$527,073	$530,485	$359,979	$—	$170,506
Noninterest-bearing deposits	114,953	114,953	114,953	—	—
Short-term borrowings	33,204	33,204	33,204	—	—
Long-term borrowings, FHLB	76,278	80,772	—	—	80,772
Accrued interest payable	366	366	366	—	—

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the estimated fair value of off-balance sheet items.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 10 (Off Balance Sheet Risk).

Note 13.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

Note 14.  Pending Acquisition

On October 18, 2012, the Company entered into a definitive merger agreement with Luzerne National Bank Corporation (“Luzerne”) under which the Company will acquire Luzerne in a stock and cash transaction.  Under the terms of the merger agreement, the Company will acquire all of the outstanding shares of Luzerne for a total purchase price of approximately $44.5 million as of the date of the agreement.  Luzerne shareholders will have the opportunity to elect to receive for each outstanding share of Luzerne common stock either 1.5534 shares of the Company’s common stock, $61.86 in cash or a combination of cash or stock. All shareholder elections will be subject to allocation and proration procedures set forth in the merger agreement that are designed to ensure that no more than 10% of the outstanding Luzerne shares are exchanged for cash. The transaction is expected to be a tax-free exchange to the extent that shareholders of Luzerne receive stock in exchange for their shares.  The transaction is expected to be effective for the start of the third quarter of 2013 subject to customary closing conditions, including receipt of regulatory approvals (all of which regulatory approvals have been received) and approvals by shareholders of both the Company and Luzerne at respective meetings of shareholders to be held on May 29, 2013.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2013 and 2012

Summary Results

Net income for the three months ended March 31, 2013 was $3,684,000 compared to $3,689,000 for the same period of 2012 as after-tax securities gains increased $262,000 (from a gain of $389,000 to a gain of $651,000).  Basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 were $0.96.  Return on average assets and return on average equity were 1.72% and 15.51% for the three months ended March 31, 2013 compared to 1.91% and 17.39% for the corresponding period of 2012.  Net income from core operations (“operating earnings”) decreased slightly to $3,033,000 for the three months ended March 31, 2013 compared to $3,191,000 for the same period of 2012.  Operating earnings per share for the three months ended March 31, 2013 were $0.79 basic and dilutive compared to $0.83 basic and dilutive for the three months ended March 31, 2012.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

	Three Months Ended
	March 31,
(Dollars in Thousands, Except Per Share Data)	2013	2012
GAAP net income	$3,684	$3,689
Less: net securities and bank-owned life insurance gains, net of tax	651	498
Non-GAAP operating earnings	$3,033	$3,191

	Three Months Ended
	March 31,
	2013	2012
Return on average assets (ROA)	1.72%	1.91%
Less: net securities and bank-owned life insurance gains, net of tax	0.31%	0.26%
Non-GAAP operating ROA	1.41%	1.65%

	Three Months Ended
	March 31,
	2013	2012
Return on average equity (ROE)	15.51%	17.39%
Less: net securities and bank-owned life insurance gains, net of tax	2.74%	2.35%
Non-GAAP operating ROE	12.77%	15.04%

	Three Months Ended
	March 31,
	2013	2012
Basic earnings per share (EPS)	$0.96	$0.96
Less: net securities and bank-owned life insurance gains, net of tax	0.17	0.13
Non-GAAP basic operating EPS	$0.79	$0.83

	Three Months Ended
	March 31,
	2013	2012
Dilutive EPS	$0.96	$0.96
Less: net securities and bank-owned life insurance gains, net of tax	0.17	0.13
Non-GAAP dilutive operating EPS	$0.79	$0.83

Interest and Dividend Income

Interest and dividend income for the three months ended March 31, 2013 increased to $9,540,000 compared to $9,285,000 for the same period of 2012.  The increase was due to loan portfolio income increasing as the impact of portfolio growth offset a reduction in yield of 45 basis points (“bp”) due to the competitive landscape and the continued low rate environment that is impacting new loan rates as well as the variable rate segment of the loan portfolio.  The loan portfolio income increase was partially offset by a decrease in investment portfolio interest due to a decline in the average taxable equivalent yield of 58 bp.

Interest and dividend income composition for the three months ended March 31, 2013 and 2012 was as follows:

	For The Three Months Ended
	March 31, 2013		March 31, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$6,768	70.94%	$6,314	68.00%	$454	7.19%
Investment securities:
Taxable	1,443	15.13	1,474	15.88	(31)	(2.10)
Tax-exempt	1,267	13.28	1,405	15.13	(138)	(9.82)
Dividend and other interest income	62	0.65	92	0.99	(30)	(32.61)
Total interest and dividend income	$9,540	100.00%	$9,285	100.00%	$255	2.75%

Interest Expense

Interest expense for the three months ended March 31, 2013 decreased $280,000 to $1,335,000 compared to $1,615,000 for the same period of 2012.  The substantial decrease associated with deposits is primarily the result of a reduction of 29 and 27 bps in the rate paid on time deposits and money markets, respectively, and a shift from higher cost time deposits to core deposits, with emphasis on money market and NOW accounts.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) actions to maintain low interest rates and campaigns conducted by the Company to focus on core deposit (non-time deposit) growth as the building block to solid customer relationships.  In addition, during the past two years the time deposit portfolio has been shortened in order to increase repricing frequency.  The time deposit portfolio is now slowly being lengthened to build protection when interest rates begin to increase with a focus on maturities of 36 months and greater.  In addition, the Marcellus Shale natural gas exploration in north central Pennsylvania is creating opportunities to gather new and build upon existing deposit relationships.  Borrowing interest expense decreased as FHLB long-term borrowings have matured and have been replaced at rates less than 1% with maturities ranging from four to five years.

Interest expense composition for the three months ended March 31, 2013 and 2012 was as follows:

	For The Three Months Ended
	March 31, 2013		March 31, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$791	59.25%	$961	59.50%	$(170)	(17.69)%
Short-term borrowings	25	1.87	34	2.11	(9)	(26.47)
Long-term borrowings, FHLB	519	38.88	620	38.39	(101)	(16.29)
Total interest expense	$1,335	100.00%	$1,615	100.00%	$(280)	(17.34)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended March 31, 2013 was 4.46% compared to 4.72% for the corresponding period of 2012.  The NIM declined as a 28 bp decline in the rate paid on interest bearing liabilities was countered by a 49 bp decline in the yield on interest earning assets.  The decrease in earning asset yield is due to the impact of the current low rate environment on the loan and investment portfolios.  In addition, the duration of the investment portfolio has been shortened by utilizing shorter term corporate and agency bonds to offset the relatively longer duration of the municipal bonds within the portfolio.  This shortening of the investment portfolio limits current earnings due to the low rates on the short end of the interest rate curve, but it also limits interest rate risk and will provide cash flow over the next few years as we anticipate a period of increasing rates.  The decrease in the cost of interest bearing liabilities from 1.13% to 0.85% was driven by a reduction in the rate paid on time deposits of 29 bp.  The reduction in the rate paid on time deposits was the result of shortening the time deposit portfolio, which has resulted in an increasing repricing frequency during this period of low rates.  In addition, a focus on increasing core deposits has resulted in significant growth in lower cost core deposits.  The duration of the time deposit portfolio has slowly started to be lengthened due to the apparent bottoming or near bottoming of deposit rates.  The average rate on long-term borrowings declined due to the maturity of FHLB borrowings and the addition of $30,000,000 in borrowings with terms ranging from four to five years at rates less than 1%.

The following is a schedule of average balances and associated yields for the three months ended March 31, 2013 and 2012:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$21,757	$249	4.64%	$21,591	$309	5.76%
All other loans	495,789	6,604	5.40%	422,098	6,110	5.82%
Total loans	517,546	6,853	5.37%	443,689	6,419	5.82%

Taxable securities	161,529	1,504	3.72%	147,200	1,566	4.26%
Tax-exempt securities	127,474	1,920	6.02%	130,590	2,128	6.52%
Total securities	289,003	3,424	4.74%	277,790	3,694	5.32%

Interest-bearing deposits	3,683	1	0.11%	2,037	—	0.00%

Total interest-earning assets	810,232	10,278	5.12%	723,516	10,113	5.61%

Other assets	48,485			50,914

Total assets	$858,717			$774,430

Liabilities and shareholders’ equity:
Savings	$84,545	24	0.12%	$73,628	11	0.06%
Super Now deposits	137,315	174	0.51%	108,369	142	0.53%
Money market deposits	144,366	135	0.38%	127,387	205	0.65%
Time deposits	171,733	458	1.08%	177,083	603	1.37%
Total interest-bearing deposits	537,959	791	0.60%	486,467	961	0.79%

Short-term borrowings	21,370	25	0.47%	22,058	34	0.62%
Long-term borrowings, FHLB	75,889	519	2.74%	61,278	620	4.00%
Total borrowings	97,259	544	2.24%	83,336	654	3.11%

Total interest-bearing liabilities	635,218	1,335	0.85%	569,803	1,615	1.13%

Demand deposits	116,021			108,081
Other liabilities	12,457			11,669
Shareholders’ equity	95,021			84,877

Total liabilities and shareholders’ equity	$858,717			$774,430
Interest rate spread			4.27%			4.48%
Net interest income/margin		$8,943	4.46%		$8,498	4.72%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended
	March 31,
(In Thousands)	2013	2012
Total interest income	$9,540	$9,285
Total interest expense	1,335	1,615
Net interest income	8,205	7,670
Tax equivalent adjustment	738	828
Net interest income (fully taxable equivalent)	$8,943	$8,498

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013 vs. 2012
	Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$2	$(62)	$(60)
Loans	980	(486)	494
Taxable investment securities	144	(206)	(62)
Tax-exempt investment securities	(50)	(158)	(208)
Interest bearing deposits	—	1	1
Total interest-earning assets	1,076	(911)	165

Interest expense:
Savings deposits	2	11	13
Super Now deposits	36	(4)	32
Money market deposits	75	(145)	(70)
Time deposits	(18)	(127)	(145)
Short-term borrowings	(1)	(8)	(9)
Long-term borrowings, FHLB	124	(225)	(101)
Total interest-bearing liabilities	218	(498)	(280)
Change in net interest income	$858	$(413)	$445

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2013, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $7,617,000 at December 31, 2012 to $8,830,000 at March 31, 2013.  The increase in the allowance for loan losses was augmented by net loan recoveries of $713,000 for the three month period ended March 31, 2013.  The primary driver of the loan recoveries for the period was one large recovery of a construction real-estate loan that supplemented the provision for loan losses during the three months ended March 31, 2013.  At March 31, 2013 and December 31, 2012, the allowance for loan losses to total loans was 1.72% and 1.49%, respectively.

The provision for loan losses totaled $500,000 and $600,000 for the three months ended March 31, 2013 and 2012.  The amount of the provision for loan losses was the result of several factors, including but not limited to, a ratio of nonperforming loans to total loans of 1.77% at March 31, 2013 and a ratio of the allowance for loan losses to nonperforming loans of 97.47% at March 31, 2013.  The large increase in the provision for residential real estate loans was due to the growth of the home equity portfolio during the quarter and the large decrease in the provision for construction real estate loans was due to a large recovery during the quarter.

Nonperforming loans decreased to $9,059,000 at March 31, 2013 from $11,308,000 at March 31, 2012 due to several partial charge-offs and the payoff of a large construction loan that was on nonaccrual.  Internal loan review and analysis and the continued uncertainty surrounding the economy, coupled with the ratios noted previously, dictated that the provision for loan losses was at a level of $500,000 for the three month period ended March 31, 2013.  The change in level of provision for loan losses did not equate to the change in nonperforming loans due to the economic situation.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Nonaccrual	Total
March 31, 2013	$37	$9,022	$9,059
December 31, 2012	351	11,355	11,706
September 30, 2012	654	11,387	12,041
June 30, 2012	—	8,725	8,725
March 31, 2012	1	11,307	11,308

Non-interest Income

Total non-interest income for the three months ended March 31, 2013 compared to the same period in 2012 decreased $30,000 to $2,733,000.  Excluding net securities gains, non-interest income for the three months ended March 31, 2013 would have decreased $427,000 compared to the 2012 period.  Earnings on bank-owned life insurance decreased due to a non-recurring gain on death benefit recognized in the first quarter of 2012.  Gain on sale of loans increased as the level of real estate transactions processed has increased over the past year.  The increase in number of transactions processed is a direct result of our strategy to increase the number of mortgage originators within our market area, while also hiring additional mortgage originators to expand our market area.  Insurance commissions for the three months ended March 31, 2013 decreased due to several large bonuses that were received during the first quarter of 2012 and the length of time the sales cycle for insurance and investment products typically takes to complete.  Other income decreased due to a partial write down of other real estate owned.

Non-interest income composition for the three months ended March 31, 2013 and 2012 was as follows:

	For the Three Months Ended
	March 31, 2013		March 31, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$442	16.17%	$447	16.18%	$(5)	(1.12)%
Securities gains, net	986	36.08	589	21.32	397	67.40
Bank owned life insurance	138	5.05	268	9.70	(130)	(48.51)
Gain on sale of loans	351	12.85	183	6.62	168	91.80
Insurance commissions	264	9.66	442	16.00	(178)	(40.27)
Brokerage commissions	248	9.07	212	7.67	36	16.98
Other	304	11.12	622	22.51	(318)	(51.13)
Total non-interest income	$2,733	100.00%	$2,763	100.00%	$(30)	(1.09)%

Non-interest Expense

Total non-interest expense increased $387,000 for the three months ended March 31, 2013 compared to the same period of 2012.  The increase in salaries and employee benefits was attributable to increases in salaries and pension expense.  Other expenses increased primarily due to expenses, such as increased fees related to providing debit card services and additional expenses related to the pending acquisition.

Non-interest expense composition for the three months ended March 31, 2013 and 2012 was as follows:

	For the Three Months Ended
	March 31, 2013		March 31, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$3,068	52.44%	$3,017	55.22%	$51	1.69%
Occupancy	351	6.00	328	6.00	23	7.01
Furniture and equipment	408	6.97	346	6.33	62	17.92
Pennsylvania shares tax	184	3.14	169	3.09	15	8.88
Amortization of investment in limited partnerships	165	2.82	165	3.02	—	—
FDIC deposit insurance	129	2.20	123	2.25	6	4.88
Other	1,546	26.43	1,316	24.09	230	17.48
Total non-interest expense	$5,851	100.00%	$5,464	100.00%	$387	7.08%

Provision for Income Taxes

Income taxes increased $223,000 for the three months ended March 31, 2013 compared to the same periods of 2012.  The primary cause of the increase in tax expense for the three month periods ended March 31, 2013 compared to 2012 is the impact of increased security gains.  Excluding the impact of the net securities gains, the effective tax rate for the three months ended March 31, 2013 was 15.77% compared to 12.70% for the same period of 2012.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents decreased $2,074,000 from $15,142,000 at December 31, 2012 to $13,068,000 at March 31, 2013 primarily as a result of the following activities during the three months ended March 31, 2013:

Loans Held for Sale

Activity regarding loans held for sale resulted in loan originations trailing sale proceeds, less $351,000 in realized gains, by $1,349,000 for the three months ended March 31, 2013.

Loans

Gross loans increased $190,000 since December 31, 2012 due primarily to an increase of residential real estate loans with an emphasis on home equity products.

The allocation of the loan portfolio, by category, as of March 31, 2013 and December 31, 2012 is presented below:

	March 31, 2013		December 31, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial and agricultural	$46,555	9.08%	$48,455	9.46%	$(1,900)	(3.92)%
Real estate mortgage:
Residential	261,784	51.08	252,142	49.22	9,642	3.82
Commercial	178,661	34.87	182,031	35.54	(3,370)	(1.85)
Construction	15,558	3.04	20,067	3.92	(4,509)	(22.47)
Installment loans to individuals	10,891	2.13	10,659	2.08	232	2.18
Net deferred loan fees and discounts	(1,027)	(0.20)	(1,122)	(0.22)	95	8.47
Gross loans	$512,422	100.00%	$512,232	100.00%	$190	0.04%

The following table shows the amount of accrual and nonaccrual TDRs at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
(In Thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial and agricultural	$475	$—	$475	$485	$—	$485
Real estate mortgage:
Residential	694	321	1,015	710	321	1,031
Commercial	4,903	3,400	8,303	5,172	3,424	8,596
Construction	12	3,875	3,887	13.00	6,077	6,090
Installment loans to individuals	12	—	12	15	—	15
	$6,096	$7,596	$13,692	$6,395	$9,822	$16,217

Investments

The fair value of the investment securities portfolio at March 31, 2013 decreased $739,000 since December 31, 2012.  The change is primarily due to the sale of investments to reduce interest rate risk, shorten the duration of the portfolio, and to fund loan growth.  The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 94% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact financial sector stock pricing.  The amortized cost of the equity securities portfolio has decreased $1,980,000 to $8,510,000 at March 31, 2013 from $10,490,000 at December 31, 2012.  The decrease was due in part to the realization of gains in the portfolio.

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

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at March 31, 2013 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available for sale (AFS)
U.S. Government and agency securities	$19,864	$21,105	$—	$—	$—	$—	$2,523	$2,530	$22,387	$23,635
State and political securities	149,497	158,597	4,427	3,866	—	—	6,893	6,930	160,817	169,393
Other debt securities	82,186	83,797	1,774	1,783	—	—	—	—	83,960	85,580
Total debt securities AFS	$251,547	$263,499	$6,201	$5,649	$—	$—	$9,416	$9,460	$267,164	$278,608

Financing Activities

Deposits

Total deposits increased $17,278,000 from December 31, 2012 to March 31, 2013.  The growth was led by an increase in NOW accounts from December 31, 2012 to March 31, 2013 of 7.80%.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios.  The increase in deposits is the result of our focus on building relationships with NOW and savings accounts as the key building blocks.  Over the past year and through the first three months of 2013, time deposits have decreased as we have taken a position of using these accounts as complementary accounts to core deposits.  To facilitate this strategy we are actively working single product time deposit relationships to create a solid relationship through the addition of other products to the customer’s portfolio.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2013		December 31, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$120,471	18.27%	$114,953	17.90%	$5,518	4.80%
NOW accounts	140,626	21.33	130,454	20.32	10,172	7.80
Money market deposits	143,847	21.82	144,722	22.54	(875)	(0.60)
Savings deposits	86,556	13.13	82,546	12.86	4,010	4.86
Time deposits	167,804	25.45	169,351	26.38	(1,547)	(0.91)
	$659,304	100.00%	$642,026	100.00%	$17,278	2.69%

Borrowed Funds

Total borrowed funds decreased 19.70% or $21,572,000 to $87,910,000 at March 31, 2013 compared to $109,482,000 at December 31, 2012.  Long-term borrowings decreased due to a FHLB borrowing that matured during the first quarter of 2013.

	March 31, 2013		December 31, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$16,236	14.83%	$(16,236)	(100.00)%
Securities sold under agreement to repurchase	16,632	18.92	16,968	15.50	(336)	(1.98)
Total short-term borrowings	16,632	18.92	33,204	30.33	(16,572)	(49.91)
Long-term borrowings, FHLB	71,278	81.08	76,278	69.67	(5,000)	(6.55)
Total borrowed funds	$87,910	100.00%	$109,482	100.00%	$(21,572)	(19.70)%

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

Capital ratios as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$86,487	14.94%	$85,377	14.97%
For Capital Adequacy Purposes	46,297	8.00	45,641	8.00
To Be Well Capitalized	57,872	10.00	57,051	10.00

Tier I Capital (to Risk-weighted Assets)
Actual	$78,576	13.58%	$77,717	13.62%
For Capital Adequacy Purposes	23,149	4.00	22,820	4.00
To Be Well Capitalized	34,723	6.00	34,231	6.00

Tier I Capital (to Average Assets)
Actual	$78,576	9.43%	$77,717	9.47%
For Capital Adequacy Purposes	33,320	4.00	32,818	4.00
To Be Well Capitalized	41,650	5.00	41,022	5.00

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

The following liquidity measures are monitored for compliance and were within the limits cited at March 31, 2013:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current maximum borrowing capacity at the FHLB of $265,005,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $26,406,000.  Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $71,278,000 as of March 31, 2013.

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

The following is a rate shock forecast for the twelve month period ending March 31, 2014 assuming a static balance sheet as of March 31, 2013.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$28,374	$29,322	$30,047	$30,362	$30,689	$30,934	$30,987
Change from static	(1,673)	(725)	—	315	642	887	940
Percent change from static	-5.57%	-2.41%	—	1.05%	2.14%	2.95%	3.13%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analyses or simulation analyses compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2012.  Additional information and details are provided in the “Liquidity and Interest Rate Sensitivity” section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month #1 (January 1 - January 31, 2013)	—	$—	—	76,776

Month #2 (February 1 - February 28, 2013)	—	—	—	76,776

Month #3 (March 1 - March 31, 2013)	—	—	—	76,776

On April 23, 2013, the Board of Directors extended the previously approved authorization to repurchase up to 197,000 shares, or approximately 5%, of the outstanding shares of the Company for an additional year to April 30, 2014.  To date, there have been 120,224 shares repurchased under this plan.

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
101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2013 and December 31, 2012; (ii) the Consolidated Statement of Income for the three months ended March 31, 2013 and 2012; (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date: May 10, 2013	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	/s/ Brian L. Knepp
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
Exhibit 101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2013 and December 31, 2012; (ii) the Consolidated Statement of Income for the three months ended March 31, 2013 and 2012; (iii) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.