Form 10-Q
period 2013-06-30
PENNS WOODS BANCORP INC
filed 2013-08-09
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2013.

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

On August 2, 2013 there were 4,818,483 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PENNS WOODS BANCORP, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share Data)	2013	2012

ASSETS:
Noninterest-bearing balances	$26,888	$12,695
Interest-bearing deposits in other financial institutions	1,417	2,447
Federal funds sold	134	—
Total cash and cash equivalents	28,439	15,142

Investment securities available for sale, at fair value	311,289	289,316
Loans held for sale	5,409	3,774
Loans	786,961	512,232
Allowance for loan losses	(9,404)	(7,617)
Loans, net	777,557	504,615
Premises and equipment, net	17,101	8,348
Accrued interest receivable	4,999	4,099
Bank-owned life insurance	25,022	16,362
Investment in limited partnerships	2,552	2,883
Goodwill	17,104	3,032
Intangibles	1,984	—
Deferred tax asset	9,906	4,731
Other assets	5,596	4,233
TOTAL ASSETS	$1,206,958	$856,535

LIABILITIES:
Interest-bearing deposits	$744,265	$527,073
Noninterest-bearing deposits	211,096	114,953
Total deposits	955,361	642,026

Short-term borrowings	39,000	33,204
Long-term borrowings, Federal Home Loan Bank (FHLB)	70,750	76,278
Accrued interest payable	442	366
Other liabilities	15,477	10,935
TOTAL LIABILITIES	1,081,030	762,809

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 4,998,881 and 4,019,112 shares issued	41,657	33,492
Additional paid-in capital	49,759	18,157
Retained earnings	45,343	43,030
Accumulated other comprehensive (loss) income:
Net unrealized gain on available for sale securities	286	10,164
Defined benefit plan	(4,807)	(4,807)
Treasury stock at cost, 180,596 shares	(6,310)	(6,310)
TOTAL SHAREHOLDERS’ EQUITY	125,928	93,726
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,206,958	$856,535

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, Except Per Share Data)	2013	2012	2013	2012

INTEREST AND DIVIDEND INCOME:
Loans, including fees	$7,277	$6,294	$14,045	$12,608
Investment securities:
Taxable	1,507	1,517	2,950	2,991
Tax-exempt	1,162	1,383	2,429	2,788
Dividend and other interest income	72	86	134	178
TOTAL INTEREST AND DIVIDEND INCOME	10,018	9,280	19,558	18,565

INTEREST EXPENSE:
Deposits	760	934	1,551	1,895
Short-term borrowings	22	28	47	62
Long-term borrowings, FHLB	482	620	1,001	1,240
TOTAL INTEREST EXPENSE	1,264	1,582	2,599	3,197

NET INTEREST INCOME	8,754	7,698	16,959	15,368

PROVISION FOR LOAN LOSSES	575	600	1,075	1,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,179	7,098	15,884	14,168

NON-INTEREST INCOME:
Service charges	538	458	980	905
Securities gains, net	1,274	170	2,260	759
Bank-owned life insurance	144	133	282	401
Gain on sale of loans	302	343	653	526
Insurance commissions	247	316	511	758
Brokerage commissions	299	247	547	459
Other	731	614	1,035	1,236
TOTAL NON-INTEREST INCOME	3,535	2,281	6,268	5,044

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,442	2,850	6,510	5,867
Occupancy	397	318	748	646
Furniture and equipment	412	357	820	703
Pennsylvania shares tax	208	167	392	336
Amortization of investment in limited partnerships	166	166	331	331
Federal Deposit Insurance Corporation deposit insurance	119	115	248	238
Marketing	120	140	215	273
Intangible amortization	31	—	31	—
Other	2,070	1,230	3,521	2,413
TOTAL NON-INTEREST EXPENSE	6,965	5,343	12,816	10,807

INCOME BEFORE INCOME TAX PROVISION	4,749	4,036	9,336	8,405
INCOME TAX PROVISION	1,090	638	1,993	1,318
NET INCOME	$3,659	$3,398	$7,343	$7,087

EARNINGS PER SHARE - BASIC	$0.88	$0.89	$1.84	$1.85

EARNINGS PER SHARE - DILUTED	$0.88	$0.89	$1.84	$1.85

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,151,035	3,837,579	3,995,716	3,837,391

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	4,151,035	3,837,579	3,995,716	3,837,391

DIVIDENDS DECLARED PER SHARE	$0.47	$0.47	$1.19	$0.94

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Net Income	$3,659	$3,398	$7,343	$7,087
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available for sale securities	(11,196)	2,028	(12,707)	7,038
Tax effect	3,807	(690)	4,321	(2,393)
Net realized gain included in net income	(1,274)	(170)	(2,260)	(759)
Tax effect	433	58	768	258
Total other comprehensive (loss) income	(8,230)	1,226	(9,878)	4,144
Comprehensive (loss) income	$(4,571)	$4,624	$(2,535)	$11,231

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2011	4,017,677	$33,480	$18,115	$36,394	$(1,219)	$(6,310)	$80,460

Comprehensive income:
Net income				7,087			7,087
Other comprehensive income					4,144		4,144
Dividends declared, ($0.94 per share)				(3,607)			(3,607)
Common shares issued for employee stock purchase plan	709	6	21				27
Balance, June 30, 2012	4,018,386	$33,486	$18,136	$39,874	$2,925	$(6,310)	$88,111

					ACCUMULATED
	COMMON		ADDITIONAL		OTHER		TOTAL
	STOCK		PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	SHAREHOLDERS’
(In Thousands, Except Per Share Data)	SHARES	AMOUNT	CAPITAL	EARNINGS	INCOME (LOSS)	STOCK	EQUITY
Balance, December 31, 2012	4,019,112	$33,492	$18,157	$43,030	$5,357	$(6,310)	$93,726

Comprehensive loss:
Net income				7,343			7,343
Other comprehensive loss					(9,878)		(9,878)
Dividends declared, ($1.19 per share)				(5,030)			(5,030)
Common shares issued for employee stock purchase plan	792	7	24				31
Common shares issued for acqusition of Luzerne National Bank Corporation	978,977	8,158	31,578				39,736
Balance, June 30, 2013	4,998,881	$41,657	$49,759	$45,343	$(4,521)	$(6,310)	$125,928

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(In Thousands)	2013	2012

OPERATING ACTIVITIES:
Net Income	$7,343	$7,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	415	380
Amortization of intangible assets	31	—
Provision for loan losses	1,075	1,200
Accretion and amortization of investment security discounts and premiums	(117)	(605)
Securities gains, net	(2,260)	(759)
Originations of loans held for sale	(27,697)	(15,872)
Proceeds of loans held for sale	26,715	16,689
Gain on sale of loans	(653)	(526)
Earnings on bank-owned life insurance	(282)	(401)
(Increase) decrease in deferred tax asset	(162)	216
Other, net	889	(1,937)
Net cash provided by operating activities	5,297	5,472
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	42,910	18,014
Proceeds from calls and maturities	8,780	13,725
Purchases	(63,942)	(49,670)
Investment securities held to maturity:
Proceeds from calls and maturities	—	55
Net increase in loans	(23,666)	(30,287)
Acquisition of bank premises and equipment	(1,200)	(902)
Proceeds from the sale of foreclosed assets	—	698
Purchase of bank-owned life insurance	(977)	(29)
Proceeds from bank-owned life insurance death benefit	—	383
Proceeds from redemption of regulatory stock	548	549
Purchases of regulatory stock	(822)	—
Acquisition, net of cash acquired	17,487	—
Net cash used for investing activities	(20,882)	(47,464)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	22,754	53,095
Net increase in noninterest-bearing deposits	13,625	6,408
Repayment of long-term borrowings, FHLB	(5,528)	—
Net increase (decrease) in short-term borrowings	3,030	(11,743)
Dividends paid	(5,030)	(3,607)
Issuance of common stock	31	27
Net cash provided by financing activities	28,882	44,180
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,297	2,188
CASH AND CASH EQUIVALENTS, BEGINNING	15,142	13,885
CASH AND CASH EQUIVALENTS, ENDING	$28,439	$16,073

See accompanying notes to the unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Six Months Ended
	June 30,
(In Thousands)	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,523	$3,243
Income taxes paid	1,795	1,950
Transfer of loans to foreclosed real estate	26	—
Acquisition of Luzerne National Bank Corporation
Noncash assets acquired:
Federal funds sold	$67
Securities available for sale	21,783
Loans	250,377
Premises and equipment, net	8,014
Accrued interest receivable	726
Bank-owned life insurance	7,419
Intangibles	2,015
Other assets	2,636
Goodwill	14,072
	307,109
Liabilities assumed:
Deferred tax liability	76
Interest-bearing deposits	194,438
Noninterest-bearing deposits	82,518
Short-term borrowings	2,766
Accrued interest payable	103
Other liabilities	4,892
	284,793
Net noncash assets acquired	22,316
Cash acquired	$20,296

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries: Woods Investment Company, Inc., Woods Real Estate Development Company, Inc., Luzerne Bank (“Luzerne”) and Jersey Shore State Bank (referred to together as the “Bank”) and Jersey Shore State Bank’s wholly-owned subsidiary, The M Group, Inc. D/B/A The Comprehensive Financial Group (“The M Group”).  All significant inter-company balances and transactions have been eliminated in the consolidation.

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

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component as of June 30, 2013 were as follows:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(In Thousands)	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Balance, March 31	$8,516	$(4,807)	$3,709	$5,832	$(4,133)	$1,699

Other comprehensive (loss) income before reclassifications	(7,389)	—	(7,389)	1,338	—	1,338

Amounts reclassified from accumulated other comprehensive (loss) income	(841)	—	(841)	(112)	—	(112)

Net current-period other comprehensive (loss) income	(8,230)	—	(8,230)	1,226	—	1,226

Balance, June 30	$286	$(4,807)	$(4,521)	$7,058	$(4,133)	$2,925

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(In Thousands)	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Balance, December 31	$10,164	$(4,807)	$5,357	$2,914	$(4,133)	$(1,219)

Other comprehensive (loss) income before reclassifications	(8,386)	—	(8,386)	4,645	—	4,645

Amounts reclassified from accumulated other comprehensive (loss) income	(1,492)	—	(1,492)	(501)	—	(501)

Net current-period other comprehensive (loss) income	(9,878)	—	(9,878)	4,144	—	4,144

Balance, June 30	$286	$(4,807)	$(4,521)	$7,058	$(4,133)	$2,925

The reclassifications out of accumulated other comprehensive income as of June 30, 2013 were as follows:

(In Thousands)

Details about Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the
Comprehensive Income Components	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Consolidated Statement of Income
Net unrealized gain on available for	$1,274	$170	Securities gains, net
sale securities	433	58	Income tax provision
Total reclassifications for the period	$841	$112	Net of tax

(In Thousands)

Details about Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the
Comprehensive Income Components	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Consolidated Statement of Income
Net unrealized gain on available for	$2,260	$759	Securities gains, net
sale securities	768	258	Income tax provision
Total reclassifications for the period	$1,492	$501	Net of tax

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common shares issued	4,331,631	4,018,175	4,176,312	4,017,987
Average treasury stock shares	(180,596)	(180,596)	(180,596)	(180,596)
Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	4,151,035	3,837,579	3,995,716	3,837,391

Note 5. Investment Securities

The amortized cost and fair values of investment securities at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$31,937	$870	$(293)	$32,514
State and political securities	164,477	4,611	(4,687)	164,401
Other debt securities	103,860	933	(2,479)	102,314
Total debt securities	300,274	6,414	(7,459)	299,229
Financial institution equity securities	9,810	1,515	(4)	11,321
Other equity securities	772	—	(33)	739
Total equity securities	10,582	1,515	(37)	12,060
Total investment securities AFS	$310,856	$7,929	$(7,496)	$311,289

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$24,475	$1,384	$(19)	$25,840
State and political securities	168,843	12,805	(1,424)	180,224
Other debt securities	70,108	1,750	(259)	71,599
Total debt securities	263,426	15,939	(1,702)	277,663
Financial institution equity securities	8,422	1,140	(14)	9,548
Other equity securities	2,068	74	(37)	2,105
Total equity securities	10,490	1,214	(51)	11,653
Total investment securities AFS	$273,916	$17,153	$(1,753)	$289,316

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$15,150	$(293)	$—	$—	$15,150	$(293)
State and political securities	41,588	(3,019)	4,327	(1,668)	45,915	(4,687)
Other debt securities	60,578	(2,457)	728	(22)	61,306	(2,479)
Total debt securities	117,316	(5,769)	5,055	(1,690)	122,371	(7,459)
Financial institution equity securities	—	—	63	(4)	63	(4)
Other equity securities	739	(33)	—	—	739	(33)
Total equity securities	739	(33)	63	(4)	802	(37)
Total	$118,055	$(5,802)	$5,118	$(1,694)	$123,173	$(7,496)

	December 31, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$910	$(19)	$—	$—	$910	$(19)
State and political securities	8,882	(316)	5,647	(1,108)	14,529	(1,424)
Other debt securities	11,250	(189)	3,727	(70)	14,977	(259)
Total debt securities	21,042	(524)	9,374	(1,178)	30,416	(1,702)
Financial institution equity securities	66	(1)	205	(13)	271	(14)
Other equity securities	701	(28)	63	(9)	764	(37)
Total equity securities	767	(29)	268	(22)	1,035	(51)
Total	$21,809	$(553)	$9,642	$(1,200)	$31,451	$(1,753)

At June 30, 2013 there were a total of 182 and 13 individual securities that were in a continuous unrealized loss position for less than twelve months and twelve months or greater, respectively.

The Company reviews its position quarterly and has determined that, at June 30, 2013, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$6,180	$6,197
Due after one year to five years	41,234	41,746
Due after five years to ten years	87,544	85,721
Due after ten years	165,316	165,565
Total	$300,274	$299,229

Total gross proceeds from sales of securities available for sale were $42,910,000 and $18,014,000, for the six months ended June 30, 2013 and 2012, respectively.  The following table represents gross realized gains and losses on those transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2013	2012	2013	2012
Gross realized gains:
U.S. Government and agency securities	$—	$—	$—	$138
State and political securities	1,062	45	1,641	51
Other debt securities	178	22	299	77
Financial institution equity securities	—	106	130	461
Other equity securities	34	—	250	126
Total gross realized gains	$1,274	$173	$2,320	$853

Gross realized losses:
U.S. Government and agency securities	$—	$—	$—	$—
State and political securities	—	2	60	2
Other debt securities	—	—	—	—
Financial institution equity securities	—	1	—	67
Other equity securities	—	—	—	25
Total gross realized losses	$—	$3	$60	$94

There were no impairment charges included in gross realized losses for the three and six months ended June 30, 2013 and 2012, respectively.

Note 6.  Federal Home Loan Bank Stock

Jersey Shore State Bank and Luzerne are both members of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and as such, are required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB.  The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment as necessary.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB.

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

The following table presents the related aging categories of loans, by segment, as of June 30, 2013 and December 31, 2012:

	June 30, 2013
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$118,303	$78	$—	$572	$118,953
Real estate mortgage:
Residential	338,083	1,779	8	1,106	340,976
Commercial	292,728	137	—	3,664	296,529
Construction	15,193	1	—	1,165	16,359
Installment loans to individuals	14,753	352	—	—	15,105
	779,060	$2,347	$8	$6,507	787,922
Net deferred loan fees and discounts	(961)				(961)
Allowance for loan losses	(9,404)				(9,404)
Loans, net	$768,695				$777,557

	December 31, 2012
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$48,322	$133	$—	$—	$48,455
Real estate mortgage:
Residential	245,674	4,888	351	1,229	252,142
Commercial	177,539	443	—	4,049	182,031
Construction	13,813	177	—	6,077	20,067
Installment loans to individuals	10,550	109	—	—	10,659
	495,898	$5,750	$351	$11,355	513,354
Net deferred loan fees and discounts	(1,122)				(1,122)
Allowance for loan losses	(7,617)				(7,617)
Loans, net	$487,159				$504,615

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and June 30, 2013.  The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.  The carrying value of purchased loans acquired with deteriorated credit quality was $882,000 at June 30, 2013.

On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans evidencing credit impairment acquired in the Luzerne acquisition was $1,211,000 and the estimated fair value of the loans was $878,000. Total contractually required payments on these loans, including interest, at the acquisition date was $1,783,000. However, the Company’s preliminary estimate of expected cash flows was $941,000. At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer nor liquidation of collateral) of $842,000 relating to these impaired loans, reflected in the recorded net fair value. Such amount is reflected as a non-accretable fair value adjustment to loans. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $63,000 on the acquisition date relating to these impaired loans.

The carrying value of the loans acquired and accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, was determined by projecting discounted contractual cash flows. The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the Luzerne acquisition as of June 1, 2013:

(In Thousands)
Unpaid principal balance	$1,211
Interest	572
Contractual cash flows	1,783
Non-accretable discount	(842)
Expected cash flows	941
Accretable discount	(63)
Estimated fair value	$878

Changes in the amortizable yield for purchased credit-impaired loans were as follows for the month ended June 30, 2013:

(In Thousands)
Balance at beginning of period	$63
Accretion	(4)
Balance at end of period	$59

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30:

	June 1, 2013	June 30, 2013
(In Thousands)	Acquired Loans with Specific Evidence of Deterioration in Credit Quality (ASC 310-30)	Acquired Loans with Specific Evidence of Deterioration in Credit Quality (ASC 310-30)
Outstanding balance	$1,211	$1,211
Carrying amount	878	882

The following table presents the interest income if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial and agricultural	$4	$—	$—	$—
Real estate mortgage:
Residential	22	3	4	7
Commercial	31	34	22	5
Construction	40	14	105	25
	$97	$51	$131	$37

	Six Months Ended June 30,
	2013		2012
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial and agricultural	$4	$—	$—	$—
Real estate mortgage:
Residential	54	12	12	13
Commercial	116	84	43	8
Construction	81	25	221	56
	$255	$121	$276	$77

Impaired Loans

Impaired loans are loans for which it is probable the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement.  The Bank evaluates such loans for impairment individually and does not aggregate loans by major risk classifications.  The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories overlap.  The Bank may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status and collateral value.  The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$303	$439	$—
Real estate mortgage:
Residential	986	1,151	—
Commercial	1,436	1,436	—
Construction	539	539	—
	3,264	3,565	—
With an allowance recorded:
Commercial and agricultural	556	556	319
Real estate mortgage:
Residential	892	1,021	302
Commercial	7,155	7,174	2,139
Construction	638	2,993	267
	9,241	11,744	3,027
Total:
Commercial and agricultural	859	995	319
Real estate mortgage:
Residential	1,878	2,172	302
Commercial	8,591	8,610	2,139
Construction	1,177	3,532	267
	$12,505	$15,309	$3,027

	December 31, 2012
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate mortgage:
Residential	410	487	—
Commercial	324	324	—
Construction	2,894	4,599	—
	3,628	5,410	—
With an allowance recorded:
Commercial and agricultural	485	485	46
Real estate mortgage:
Residential	1,146	1,255	237
Commercial	8,515	8,611	2,018
Construction	3,196	4,696	234
	13,342	15,047	2,535
Total:
Commercial and agricultural	485	485	46
Real estate mortgage:
Residential	1,556	1,742	237
Commercial	8,839	8,935	2,018
Construction	6,090	9,295	234
	$16,970	$20,457	$2,535

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and six months ended for June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013			2012
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$718	$7	$—	$—	$—	$—
Real estate mortgage:
Residential	1,679	9	6	1,277	12	6
Commercial	8,491	46	38	6,488	93	5
Construction	2,532	—	14	8,419	—	26
	$13,420	$62	$58	$16,184	$105	$37

	Six Months Ended June 30,
	2013			2012
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$615	$13	$—	$—	$—	$—
Real estate mortgage:
Residential	1,618	17	11	1,386	25	29
Commercial	8,598	93	84	6,502	161	8
Construction	3,718	553	553	8,861	—	56
	$14,549	$676	$648	$16,749	$186	$93

There is approximately $126,000 committed to be advanced in connection with impaired loans.

Modifications

The loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (“TDR”), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties.  These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.  Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

Loan modifications that are considered TDRs completed during the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013			2012
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage:
Residential	2	$61	$61	1	$49	$49
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
	2	$61	$61	1	$49	$49

	Six Months Ended June 30,
	2013			2012
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage:
Residential	2	$61	$61	2	$154	$154
Commercial	2	264	264	1	37	37
Construction	—	—	—	2	26	26
	4	$325	$325	5	$217	$217

There were two loan modifications considered troubled debt restructurings made during the twelve months previous to June 30, 2013 that defaulted during the six months ended June 30, 2013.  The loans that defaulted are commercial real estate loans that are currently in litigation with a recorded investment of $259,000 at June 30, 2013.

Troubled debt restructurings amounted to $10,961,000 and $16,217,000 as of June 30, 2013 and December 31, 2012.

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

The following table presents the credit quality categories identified above as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$111,182	$339,476	$278,576	$12,790	$15,105	$757,129
Special Mention	7,390	—	5,349	—	—	12,739
Substandard	381	1,500	12,604	3,569	—	18,054
	$118,953	$340,976	$296,529	$16,359	$15,105	$787,922

	December 31, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$46,805	$250,161	$167,463	$13,944	$10,659	$489,032
Special Mention	1,480	—	1,630	—	—	3,110
Substandard	170	1,981	12,938	6,123	—	21,212
	$48,455	$252,142	$182,031	$20,067	$10,659	$513,354

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

There has been no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of June 1, 2013 as well as those acquired without specific evidence of deterioration in credit quality as of June 30, 2013.

Activity in the allowance is presented for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$568	$2,772	$3,759	$814	$144	$773	$8,830
Charge-offs	—	—	(6)	—	(25)	—	(31)
Recoveries	11	4	5	—	10	—	30
Provision	(39)	269	230	29	12	74	575
Ending Balance	$540	$3,045	$3,988	$843	$141	$847	$9,404

	Three Months Ended June 30, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$396	$882	$3,276	$2,719	$175	$297	$7,745
Charge-offs	—	(11)	(18)	(877)	(19)	—	(925)
Recoveries	5	1	1	1	10	—	18
Provision	(46)	88	(95)	296	3	354	600
Ending Balance	$355	$960	$3,164	$2,139	$169	$651	$7,438

	Six Months Ended June 30, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$361	$1,954	$3,831	$950	$144	$377	$7,617
Charge-offs	—	(134)	(6)	—	(50)	—	(190)
Recoveries	13	5	6	850	28	—	902
Provision	166	1,220	157	(957)	19	470	1,075
Ending Balance	$540	$3,045	$3,988	$843	$141	$847	$9,404

	Six Months Ended June 30, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$418	$939	$2,651	$2,775	$190	$181	$7,154
Charge-offs	—	(11)	(18)	(877)	(51)	—	(957)
Recoveries	6	3	2	4	26	—	41
Provision	(69)	29	529	237	4	470	1,200
Ending Balance	$355	$960	$3,164	$2,139	$169	$651	$7,438

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio at June 30, 2013, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of loans at June 30, 2013 and 2012 as follows:

	June 30,
	2013	2012
Owners of residential rental properties	14.71%	13.52%
Owners of commercial rental properties	14.15%	15.25%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$319	$302	$2,139	$267	$—	$—	$3,027
Collectively evaluated for impairment	221	2,743	1,849	576	141	847	6,377
Total ending allowance balance	$540	$3,045	$3,988	$843	$141	$847	$9,404
Loans:
Individually evaluated for impairment	$556	$1,558	$8,332	$1,177	$—		$11,623
Loans acquired with deteriorated credit quality	303	320	259	—	—		882
Collectively evaluated for impairment	118,094	339,098	287,938	15,182	15,105		775,417
Total ending loans balance	$118,953	$340,976	$296,529	$16,359	$15,105		$787,922

	December 31, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$46	$237	$2,018	$234	$—	$—	$2,535
Collectively evaluated for impairment	315	1,717	1,813	716	144	377	5,082
Total ending allowance balance	$361	$1,954	$3,831	$950	$144	$377	$7,617
Loans:
Individually evaluated for impairment	$485	$1,556	$8,839	$6,090	$—		$16,970
Collectively evaluated for impairment	47,970	250,586	173,192	13,977	10,659		496,384
Total ending loans balance	$48,455	$252,142	$182,031	$20,067	$10,659		$513,354

Note 8.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2012.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three months ended June 30, 2013 and 2012, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2013	2012	2013	2012
Service cost	$159	$156	$318	$313
Interest cost	193	186	386	372
Expected return on plan assets	(246)	(195)	(492)	(391)
Amortization of transition obligation	—	—	—	(1)
Amortization of prior service cost	6	6	13	13
Amortization of net loss	120	109	239	218
Net periodic cost	$232	$262	$464	$524

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2012, that it expected to contribute a minimum of $400,000 to its defined benefit plan in 2013.  As of June 30, 2013, there were contributions of $430,000 made to the plan with additional contributions of at least $175,000 anticipated during the remainder of 2013.

Note 9.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the six months ended June 30, 2013 and 2012, there were 792 and 709 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2013 and December 31, 2012:

(In Thousands)	June 30, 2013	December 31, 2012
Commitments to extend credit	$169,959	$90,503
Standby letters of credit	4,935	3,768

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of June 30, 2013 and December 31, 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2013
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$32,514	$—	$32,514
State and political securities	—	164,401	—	164,401
Other debt securities	—	102,314	—	102,314
Financial institution equity securities	11,321	—	—	11,321
Other equity securities	739	—	—	739
Total assets measured on a recurring basis	$12,060	$299,229	$—	$311,289

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$25,840	$—	$25,840
State and political securities	—	180,224	—	180,224
Other debt securities	—	71,599	—	71,599
Financial institution equity securities	9,548	—	—	9,548
Other equity securities	2,105	—	—	2,105
Total assets measured on a recurring basis	$11,653	$277,663	$—	$289,316

The following table presents the assets reported on the consolidated balance sheet at their fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2013
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$9,478	$9,478
Other real estate owned	—	—	1,560	1,560
Total assets measured on a non-recurring basis	$—	$—	$11,038	$11,038

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$14,435	$14,435
Other real estate owned	—	—	1,449	1,449
Total assets measured on a non-recurring basis	$—	$—	$15,884	$15,884

The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$9,478	Discounted cash flow	Temporary reduction in payment amount	0 to -100%	-27%
			Probability of default	0%

		Appraisal of collateral	Appraisal adjustments (1)	0 to -44%	-15%

Other real estate owned	$1,560	Appraisal of collateral (1)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2012
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$14,435	Discounted cash flow	Temporary reduction in payment amount	0 to -55%	-27%
			Probability of default	0%

		Appraisal of collateral	Appraisal adjustments (1)	0 to -20%	-11%

Other real estate owned	$1,449	Appraisal of collateral (1)

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

The fair values of the Company’s financial instruments are as follows at June 30, 2013 and December 31, 2012:

			Fair Value Measurements at June 30, 2013
			Quoted Prices in
			Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In Thousands)	Value	Value	(Level I)	(Level II)	(Level III)
Financial assets:
Cash and cash equivalents	$28,439	$28,439	$28,439	$—	$—
Investment securities:
Available for sale	311,289	311,289	12,060	299,229	—
Loans held for sale	5,409	5,409	5,409	—	—
Loans, net	777,557	774,344	—	—	774,344
Bank-owned life insurance	25,022	25,022	25,022	—	—
Accrued interest receivable	4,999	4,999	4,999	—	—

Financial liabilities:
Interest-bearing deposits	$744,265	$723,925	$484,783	$—	$239,142
Noninterest-bearing deposits	211,096	211,096	211,096	—	—
Short-term borrowings	39,000	39,000	39,000	—	—
Long-term borrowings, FHLB	70,750	73,067	—	—	73,067
Accrued interest payable	442	442	442	—	—

			Fair Value Measurements at December 31, 2012
			Quoted Prices in
			Active Markets for	Significant Other	Significant
	Carrying	Fair	Identical Assets	Observable Inputs	Unobservable Inputs
(In Thousands)	Value	Value	(Level I)	(Level II)	(Level III)
Financial assets:
Cash and cash equivalents	$15,142	$15,142	$15,142	$—	$—
Investment securities:
Available for sale	289,316	289,316	11,653	277,663	—
Loans held for sale	3,774	3,774	3,774	—	—
Loans, net	504,615	506,406	—	—	506,406
Bank-owned life insurance	16,362	16,362	16,362	—	—
Accrued interest receivable	4,099	4,099	4,099	—	—

Financial liabilities:
Interest-bearing deposits	$527,073	$530,485	$359,979	$—	$170,506
Noninterest-bearing deposits	114,953	114,953	114,953	—	—
Short-term borrowings	33,204	33,204	33,204	—	—
Long-term borrowings, FHLB	76,278	80,772	—	—	80,772
Accrued interest payable	366	366	366	—	—

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

Note 14.  Acquisition of Luzerne National Bank Corporation

On June 1, 2013, the Company closed on a merger transaction pursuant to which Penns Woods Bancorp, Inc. acquired Luzerne National Bank Corporation in a stock and cash transaction.  The acquisition extended the Company’s footprint into Luzerne and Lackawanna Counties, Pennsylvania.

Luzerne National Bank Corporation was the holding company for Luzerne Bank, a Pennsylvania bank that conducted its business from a main office in Luzerne, Pennsylvania with eight branch offices in Luzerne County and one loan production office in Lackawanna County, all in northeastern Pennsylvania.

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of Luzerne National Bank Corporation for a total purchase price of approximately $42,612,000.  As a result of the acquisition, the Company issued 978,977 common shares, or 20.31% of the total shares outstanding as of June 30, 2013, to former shareholders of Luzerne National Bank Corporation.  Luzerne Bank is operating as an independent bank under the Penns Woods Bancorp, Inc. umbrella.

The acquired assets and assumed liabilities were measured at estimated fair values. Management made significant estimates and exercised significant judgment in accounting for the acquisition.  Management measured loan fair values based on loan file reviews, appraised collateral values, expected cash flows, and historical loss factors of Luzerne Bank.  Real estate acquired through foreclosure was primarily valued based on appraised collateral values.  The Company also recorded an identifiable intangible asset representing the core deposit base of Luzerne Bank based on management’s evaluation of the cost of such deposits relative to alternative funding sources.  The Company also recorded an identifiable intangible asset representing the trade name of Luzerne Bank based on management’s evaluation of the value of the name in the market.  Management used significant estimates including the average lives of depository accounts, future interest rate levels, and the cost of servicing various depository products. Management used market quotations to determine the fair value of investment securities.

The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration. Luzerne Bank’s loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality.  Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a non-accretable difference. At the acquisition date, the Company recorded $1,211,000 of purchased credit-impaired loans subject to a non-accretable difference of $842,000. The method of measuring carrying value of purchased loans differs from loans originated by the Company (originated loans), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.

Luzerne’s loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value.  Additionally, consideration was given to management’s best estimates of default rates and payment speeds.  At acquisition, Luzerne’s loan portfolio without evidence of deterioration totaled $249,789,000 and was recorded at a fair value of $249,500,000.

The following table summarizes the purchase of Luzerne National Bank Corporation as of June 1, 2013:

(In Thousands, Except Per Share Data)

Purchase Price Consideration in Common Stock
Luzerne National Bank Corporation common shares settled for stock	630,216
Exchange Ratio	1.5534
Penns Woods Bancorp, Inc. shares issued	978,977
Value assigned to Penns Woods Bancorp, Inc. common share	$40.59
Purchase price assigned to Luzerne National Bank Corporation common shares exchanged for Penns Woods Bancorp, Inc.		$39,736

Purchase Price Consideration - Cash for Common Stock
Luzerne National Bank Corporation shares exchanged for cash	46,480
Purchase price paid to each Luzerne National Bank Corporation common share exchanged for cash	$61.86
Purchase price assigned to Luzerne National Bank Corporation common shares exchanged for cash		2,876

Total Purchase Price		42,612

Net Assets Acquired:

Luzerne National Bank Corporation shareholders’ equity	$27,371

Adjustments to reflect assets acquired at fair value:
Investments	33
Loans
Interest rate	2,680
General credit	(3,206)
Specific credit - non-amortizing	(58)
Specific credit - amortizing	(40)
Core deposit intangible	1,882
Trade name intangible	133
Owned premises	1,138
Leased premises contracts	122
Deferred tax assets	(603)

Adjustments to reflect liabilities acquired at fair value:
Time deposits	(912)
		28,540
Goodwill resulting from merger		$14,072

The following condensed statement reflects the values assigned to Luzerne National Bank Corporation’s net assets as of the acquisition date:

(In Thousands)
Total purchase price		$42,612

Net assets acquired:
Cash	$20,296
Federal funds sold	67
Securities available for sale	21,783
Loans	250,377
Premises and equipment, net	8,014
Accrued interest receivable	726
Bank-owned life insurance	7,419
Intangibles	2,015
Deferred tax liability	(76)
Other assets	2,636
Time deposits	(79,223)
Deposits other than time deposits	(197,733)
Borrowings	(2,766)
Accrued interest payable	(103)
Other liabilities	(4,892)
		28,540
Goodwill resulting from Luzerne National Bank Corporation Merger		$14,072

The Company recorded goodwill and other intangibles associated with the purchase of Luzerne National Bank Corporation totaling $16,086,000.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment during the six months ended June 30, 2013.  The carrying amount of the goodwill at June 30, 2013 related to the Luzerne acquisition was $14,072,000.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  During the six months ended June 30, 2013, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible and trade name intangible which are being amortized on an accelerated basis over the useful life of such assets.  The gross carrying amount of the core deposit intangible and trade name intangible at June 30, 2013 was $1,882,000 and $132,000, respectively, with $29,000 and $2,000 accumulated amortization as of that date.

As of June 30, 2013, the current year and estimated future amortization expense for the core deposit and trade name intangible was:

(In Thousands)
2013	$214
2014	345
2015	308
2016	272
2017	235
2018	198
2019	162
2020	125
2021	89
2022	52
2023	15
$2,015

Results of operations for Luzerne National Bank Corporation prior to the acquisition date are not included in the Consolidated Statement of Income for the three and six month periods ended June 30, 2013.  Due to the significant amount of fair value adjustments, historical results of Luzerne National Bank Corporation are not relevant to the Company’s results of operations.  Therefore, no pro forma information is presented.

The following table presents financial information regarding the former Luzerne National Bank Corporation operations included in our Consolidated Statement of Income from the date of acquisition through June 30, 2013 under the column “Actual from acquisition date through June 30, 2013”.  In addition, the following table presents unaudited pro forma information as if the acquisition of

Luzerne National Bank Corporation had occurred on January 1, 2012 under the “Pro Forma” columns.  The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition.  Merger and acquisition integration costs and amortization of fair value adjustments are included in the numbers below.

		Pro Formas
	Actual from Acquisition Date	Six Months Ended June 30,
(In Thousands, Except Per Share Data)	Through June 30, 2013	2013	2012

Net interest income	$1,049	$21,546	$20,771
Non-interest income	137	7,090	5,995
Net income	299	6,212	8,292
Pro forma earnings per share:
Basic		$1.29	$1.72
Diluted		1.29	1.72

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company cautions readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the  increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (vi) our ability to successfully integrate the business of Luzerne.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Six Months Ended June 30, 2013 and 2012

Summary Results

Net income for the three months ended June 30, 2013 was $3,659,000 compared to $3,398,000 for the same period of 2012 as after-tax securities gains increased $729,000 (from a gain of $112,000 to a gain of $841,000).  The results for the three months ended June 30, 2013 were negatively impacted by $535,000 in expenses related to the acquisition of Luzerne.  Basic and diluted earnings per share for the three months ended June 30, 2013 and 2012 were $0.88 and $0.89, respectively.  Return on average assets and return on average equity were 1.48% and 13.54% for the three months ended June 30, 2013 compared to 1.67% and 15.48% for the corresponding period of 2012.  Net income from core operations (“operating earnings”) decreased to $2,818,000 for the three months ended June 30, 2013 compared to $3,286,000 for the same period of 2012.  Operating earnings per share for the three months ended June 30, 2013 were $0.68 basic and dilutive compared to $0.86 basic and dilutive for the three months ended June 30, 2012.

The six months ended June 30, 2013 generated net income of $7,343,000 compared to $7,087,000 for the same period of 2012.  Comparable results were impacted by an increase in after-tax securities gains of $991,000 (from a gain of $501,000 to a gain of $1,492,000).  In addition, a gain of $109,000 on death benefit related to bank owned life insurance was recorded during the six months ended June 30, 2012.  The results for the six months ended June 30, 2013 were negatively impacted by $623,000 in expenses related to the acquisition of Luzerne.   Earnings per share, basic and dilutive, for the six months ended June 30, 2013 were $1.84 compared to $1.85 for the comparable period of 2012.  Return on average assets and return on average equity were 1.59% and 14.45% for the six months ended June 30, 2013 compared to 1.78% and 16.42% for the corresponding period of 2012.  Operating earnings decreased to $5,851,000 for the six months ended June 30, 2013 compared to $6,477,000 for the comparable period of 2012.  Operating earnings per share for the six months ended June 30, 2013 were $1.46 basic and dilutive compared to $1.69 basic and dilutive for the six months ended June 30, 2012.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands, Except Per Share Data)	2013	2012	2013	2012
GAAP net income	$3,659	$3,398	$7,343	$7,087
Less: net securities and bank-owned life insurance gains, net of tax	841	112	1,492	610
Non-GAAP operating earnings	$2,818	$3,286	$5,851	$6,477

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Return on average assets (ROA)	1.48%	1.67%	1.59%	1.78%
Less: net securities and bank-owned life insurance gains, net of tax	0.34%	0.06%	0.33%	0.15%
Non-GAAP operating ROA	1.14%	1.61%	1.26%	1.63%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Return on average equity (ROE)	13.54%	15.48%	14.45%	16.42%
Less: net securities and bank-owned life insurance gains, net of tax	3.11%	0.51%	2.93%	1.42%
Non-GAAP operating ROE	10.43%	14.97%	11.52%	15.00%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic earnings per share (EPS)	$0.88	$0.89	$1.84	$1.85
Less: net securities and bank-owned life insurance gains, net of tax	0.20	0.03	0.38	0.16
Non-GAAP basic operating EPS	$0.68	$0.86	$1.46	$1.69

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Dilutive EPS	$0.88	$0.89	$1.84	$1.85
Less: net securities and bank-owned life insurance gains, net of tax	0.20	0.03	0.38	0.16
Non-GAAP dilutive operating EPS	$0.68	$0.86	$1.46	$1.69

Interest and Dividend Income

Interest and dividend income for the three months ended June 30, 2013 increased to $10,018,000 compared to $9,280,000 for the same period of 2012.  The increase was due to loan portfolio income increasing as the impact of portfolio growth offset a reduction in yield of 84 basis points (“bp”) due to the competitive landscape and the continued low rate environment that is impacting new loan rates as well as the variable rate segment of the loan portfolio.  The loan portfolio income increase was partially offset by a decrease in investment portfolio interest due to a decline in the average taxable equivalent yield of 57 bp.

During the six months ended June 30, 2013, interest and dividend income was $19,558,000, an increase of $993,000 over the same period in 2012.  Interest income on the loan portfolio increased as the growth in the portfolio was countered by a 67 bp decline in average yield.  The investment portfolio interest income decreased as the increase in portfolio size was more than offset by the decline in yield.

Interest and dividend income composition for the three and six months ended June 30, 2013 and 2012 was as follows:

	For The Three Months Ended
	June 30, 2013		June 30, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$7,277	72.64%	$6,294	67.82%	$983	15.62%
Investment securities:
Taxable	1,507	15.04	1,517	16.35	(10)	(0.66)
Tax-exempt	1,162	11.60	1,383	14.90	(221)	(15.98)
Dividend and other interest income	72	0.72	86	0.93	(14)	(16.28)
Total interest and dividend income	$10,018	100.00%	$9,280	100.00%	$738	7.95%

	For The Six Months Ended
	June 30, 2013		June 30, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$14,045	71.81%	$12,608	67.91%	$1,437	11.40%
Investment securities:
Taxable	2,950	15.08	2,991	16.11	(41)	(1.37)
Tax-exempt	2,429	12.42	2,788	15.02	(359)	(12.88)
Dividend and other interest income	134	0.69	178	0.96	(44)	(24.72)
Total interest and dividend income	$19,558	100.00%	$18,565	100.00%	$993	5.35%

Interest Expense

Interest expense for the three months ended June 30, 2013 decreased $318,000 to $1,264,000 compared to $1,582,000 for the same period of 2012.  The substantial decrease associated with deposits is primarily the result of a reduction of 40 and 23 bps in the rate paid on time deposits and money markets, respectively, and a continued shift from higher cost time deposits to core deposits, with emphasis on money market and NOW accounts.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) actions to maintain low interest rates and campaigns conducted by the Company to focus on core deposit (non-time deposit) growth as the building block to solid customer relationships.  In addition, during the past two years the time deposit portfolio has been shortened in order to increase repricing frequency.  The time deposit portfolio is now slowly being lengthened to build protection when interest rates begin to increase.  In addition, the Marcellus Shale natural gas exploration in north central Pennsylvania is creating opportunities to gather new and build upon existing deposit relationships.  Borrowing interest expense decreased as FHLB long-term borrowings have matured and have been replaced at rates less than 1% with maturities ranging from four to five years.

Interest expense for the six months ended June 30, 2013 decreased 18.71% from the same period of 2012.  The reasons noted for the decline in interest expense for the three month period comparison also apply to the six month period.

Interest expense composition for the three and six months ended June 30, 2013 and 2012 was as follows:

	For the Three Months Ended
	June 30, 2013		June 30, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$760	60.13%	$934	59.04%	$(174)	(18.63)%
Short-term borrowings	22	1.74	28	1.77	(6)	(21.43)
Long-term borrowings, FHLB	482	38.13	620	39.19	(138)	(22.26)
Total interest expense	$1,264	100.00%	$1,582	100.00%	$(318)	(20.10)%

	For the Six Months Ended
	June 30, 2013		June 30, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,551	59.68%	$1,895	59.27%	$(344)	(18.15)%
Short-term borrowings	47	1.81	62	1.94	(15)	(24.19)
Long-term borrowings, FHLB	1,001	38.51	1,240	38.79	(239)	(19.27)
Total interest expense	$2,599	100.00%	$3,197	100.00%	$(598)	(18.71)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended June 30, 2013 was 4.09% compared to 4.47% for the corresponding period of 2012.  The NIM declined as a 34 bp decline in the rate paid on interest bearing liabilities was countered by a 66 bp decline in the yield on interest earning assets.  The decrease in earning asset yield is due to the impact of the current low rate environment on the loan and investment portfolios.  In addition, the duration of the investment portfolio has been shortened by utilizing variable rate and intermediate term corporate bonds to offset the relatively longer duration of the municipal bonds within the portfolio.  This shortening of the investment portfolio limits current earnings due to the low rates on the short end of the interest rate curve, but it also limits interest rate risk and will provide cash flow over the next few years as we anticipate a period of increasing rates.  The decrease in the cost of interest bearing liabilities from 1.05% to 0.71% was driven by a reduction in the rate paid on time deposits of 40 bp.  The reduction in the rate paid on time deposits was the result of shortening the time deposit portfolio, which has resulted in an increasing repricing frequency during this period of low rates.  In addition, a focus on increasing core deposits has resulted in significant growth in lower cost core deposits.  The duration of the time deposit portfolio has slowly started to be lengthened due to the apparent bottoming or near bottoming of deposit rates.  The average rate on long-term borrowings declined due to the maturity of FHLB borrowings during 2012 and 2013 coupled with the addition of $30,000,000 in borrowings with terms ranging from four to five years at rates less than 1% during the second half of 2012.

The NIM for the six months ended June 30, 2013 was 4.26% compared to 4.59% for the same period of 2012.  The impact of the items mentioned in the three month discussion also applies to the six month period.  A 35 bp decline in the rate paid on time deposits served as the foundation for a 21 bp decline in the rate paid on deposits, while the FOMC and general market actions affected the yield on earning assets and cost of borrowings.

The following is a schedule of average balances and associated yields for the three and six months ended June 30, 2013 and 2012:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$21,480	$249	4.65%	$21,621	$298	5.54%
All other loans	596,206	7,113	4.79%	435,918	6,097	5.63%
Total loans	617,686	7,362	4.78%	457,539	6,395	5.62%

Fed funds sold	98	—	0.00%	—	—	0.00%

Taxable securities	178,827	1,573	3.52%	163,294	1,601	3.92%
Tax-exempt securities	119,655	1,761	5.89%	130,313	2,095	6.43%
Total securities	298,482	3,334	4.47%	293,607	3,696	5.04%

Interest-bearing deposits	8,339	6	0.29%	13,285	2	0.06%

Total interest-earning assets	924,605	10,702	4.64%	764,431	10,093	5.30%

Other assets	65,956			50,251

Total assets	$990,561			$814,682

Liabilities and shareholders’ equity:
Savings	$107,027	27	0.10%	$79,465	16	0.08%
Super Now deposits	149,635	171	0.46%	120,066	153	0.51%
Money market deposits	172,228	129	0.30%	152,858	202	0.53%
Time deposits	191,046	433	0.91%	172,431	563	1.31%
Total interest-bearing deposits	619,936	760	0.49%	524,820	934	0.72%

Short-term borrowings	21,777	22	0.40%	17,222	28	0.65%
Long-term borrowings, FHLB	71,237	482	2.68%	61,278	620	4.00%
Total borrowings	93,014	504	2.14%	78,500	648	3.27%

Total interest-bearing liabilities	712,950	1,264	0.71%	603,320	1,582	1.05%

Demand deposits	153,840			112,683
Other liabilities	15,652			10,889
Shareholders’ equity	108,120			87,790

Total liabilities and shareholders’ equity	$990,562			$814,682
Interest rate spread			3.93%			4.25%
Net interest income/margin		$9,438	4.09%		$8,511	4.47%

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

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$21,860	$498	4.59%	$21,574	$607	5.66%
All other loans	546,033	13,716	5.07%	429,040	12,207	5.72%
Total loans	567,893	14,214	5.05%	450,614	12,814	5.72%

Fed funds sold	49	—	0.00%	—	—	0.00%

Taxable securities	170,226	3,076	3.61%	155,247	3,167	4.08%
Tax-exempt securities	123,543	3,680	5.96%	130,452	4,224	6.48%
Total securities	293,769	6,756	4.60%	285,699	7,391	5.17%

Interest-bearing deposits	6,024	8	0.27%	7,660	2	0.05%

Total interest-earning assets	867,735	20,978	4.86%	743,973	20,207	5.45%

Other assets	57,369			50,517

Total assets	$925,104			$794,490

Liabilities and shareholders’ equity:
Savings	$95,848	52	0.11%	$76,546	27	0.07%
Super Now deposits	143,509	344	0.48%	114,218	295	0.52%
Money market deposits	158,374	264	0.34%	140,122	407	0.58%
Time deposits	181,443	891	0.99%	174,754	1,166	1.34%
Total interest-bearing deposits	579,174	1,551	0.54%	505,640	1,895	0.75%

Short-term borrowings	21,574	47	0.44%	19,640	62	0.63%
Long-term borrowings, FHLB	73,550	1,001	2.71%	61,278	1,240	4.00%
Total borrowings	95,124	1,048	2.19%	80,918	1,302	3.18%

Total interest-bearing liabilities	674,298	2,599	0.77%	586,558	3,197	1.09%

Demand deposits	135,035			110,382
Other liabilities	14,164			11,216
Shareholders’ equity	101,607			86,334

Total liabilities and shareholders’ equity	$925,104			$794,490
Interest rate spread			4.09%			4.36%
Net interest income/margin		$18,379	4.26%		$17,010	4.59%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2013	2012	2013	2012
Total interest income	$10,018	$9,280	$19,558	$18,565
Total interest expense	1,264	1,582	2,599	3,197
Net interest income	8,754	7,698	16,959	15,368
Tax equivalent adjustment	684	813	1,420	1,642
Net interest income (fully taxable equivalent)	$9,438	$8,511	$18,379	$17,010

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013 vs. 2012			2013 vs. 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$(2)	$(47)	$(49)	$8	$(117)	$(109)
All other loans	2,032	(1,016)	1,016	3,017	(1,508)	1,509
Fed funds sold	—	—	—	—	—	—
Taxable investment securities	145	(173)	(28)	287	(378)	(91)
Tax-exempt investment securities	(164)	(170)	(334)	(218)	(326)	(544)
Interest bearing deposits	(1)	5	4	—	6	6
Total interest-earning assets	2,010	(1,401)	609	3,094	(2,323)	771

Interest expense:
Savings deposits	7	4	11	8	17	25
Super Now deposits	35	(17)	18	70	(21)	49
Money market deposits	74	(147)	(73)	148	(291)	(143)
Time deposits	57	(187)	(130)	44	(319)	(275)
Short-term borrowings	6	(12)	(6)	3	(18)	(15)
Long-term borrowings, FHLB	89	(227)	(138)	301	(540)	(239)
Total interest-bearing liabilities	268	(586)	(318)	574	(1,172)	(598)
Change in net interest income	$1,742	$(815)	$927	$2,520	$(1,151)	$1,369

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2013, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $7,617,000 at December 31, 2012 to $9,404,000 at June 30, 2013.  The increase in the allowance for loan losses was augmented by net loan recoveries of $712,000 for the six month period ended June 30, 2013.  The primary driver of the loan recoveries for the period was one large recovery of a construction real-estate loan that supplemented the provision for loan losses during the six months ended June 30, 2013.  At June 30, 2013 and December 31, 2012, the allowance for loan losses to total loans was 1.19% and 1.49%, respectively.  The ratio was impacted by the growth in the loan portfolio due to the acquisition of Luzerne and the related purchase accounting adjustments.

The provision for loan losses totaled $575,000 and $600,000 for the three months ended June 30, 2013 and 2012 and $1,075,000 and $1,200,000 for the six months ended June 30, 2013 and 2012.  The amount of the provision for loan losses was the result of several factors, including but not limited to, a ratio of nonperforming loans to total loans of 0.83% at June 30, 2013 and a ratio of the allowance for loan losses to nonperforming loans of 144.34% at June 30, 2013.  The large increase in the provision for residential real estate loans was due to the growth of the home equity portfolio while the large decrease in the provision for construction real estate loans was due to a large recovery.

Nonperforming loans decreased to $6,515,000 at June 30, 2013 from $8,725,000 at June 30, 2012 due to several partial charge-offs and the payoff of a large construction loan that was on nonaccrual.  Internal loan review and analysis and the continued uncertainty surrounding the economy, coupled with the ratios noted previously, dictated that the provision for loan losses was at a level of $1,075,000 for the six months ended June 30, 2013.  The change in level of provision for loan losses did not equate to the change in nonperforming loans due to the economic situation and substantial growth in the loan portfolio.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Nonaccrual	Total
June 30, 2013	$8	$6,507	$6,515
March 31, 2013	37	9,022	9,059
December 31, 2012	351	11,355	11,706
September 30, 2012	654	11,387	12,041
June 30, 2012	—	8,725	8,725

Non-interest Income

Total non-interest income for the three months ended June 30, 2013 compared to the same period in 2012 increased $1,254,000 to $3,535,000.  Excluding net securities gains, non-interest income for the three months ended June 30, 2013 increased $150,000 compared to the 2012 period.  Gain on sale of loans decreased due to the timing of the transactions which has delayed the recognition of income until the third quarter of 2013.  Insurance commissions declined as a shift in product mix towards managed money is occurring and the length of time of the sales cycle related to investment products typically takes to complete.  Other income increased as debit and credit card related income continues to build as debit cards continue to gain in popularity, while an increasing number of merchants utilize our merchant card services.

Total non-interest income for the six months ended June 30, 2013 compared to the same period in 2012 increased $1,224,000.  Excluding net securities gains, non-interest income decreased $277,000 compared to the 2012 period.   Gain on sale of loans increased as the level of real estate transactions processed has increased over the past year.  The increase in number of transactions processed is a direct result of our strategy to increase the number of mortgage originators within our market area, while also hiring additional mortgage originators to expand our market area.  Insurance commissions decreased due to several large bonuses that were received during the first quarter of 2012.  Other income decreased due to a partial write down of other real estate owned.

Non-interest income composition for the three and six months ended June 30, 2013 and 2012 was as follows:

	For the Three Months Ended
	June 30, 2013		June 30, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposit service charges	$538	15.22%	$458	20.08%	$80	17.47%
Securities gains, net	1,274	36.04	170	7.45	1,104	649.41
Bank owned life insurance	144	4.07	133	5.83	11	8.27
Gain on sale of loans	302	8.54	343	15.04	(41)	(11.95)
Insurance commissions	247	6.99	316	13.85	(69)	(21.84)
Brokerage commissions	299	8.46	247	10.83	52	21.05
Other	731	20.68	614	26.92	117	19.06
Total non-interest income	$3,535	100.00%	$2,281	100.00%	$1,254	54.98%

	For the Six Months Ended
	June 30, 2013		June 30, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$980	15.63%	$905	17.94%	$75	8.29%
Securities gains, net	2,260	36.06	759	15.05	1,501	197.76
Bank owned life insurance	282	4.50	401	7.95	(119)	(29.68)
Gain on sale of loans	653	10.42	526	10.43	127	24.14
Insurance commissions	511	8.15	758	15.03	(247)	(32.59)
Brokerage commissions	547	8.73	459	9.10	88	19.17
Other	1,035	16.51	1,236	24.50	(201)	(16.26)
Total non-interest income	$6,268	100.00%	$5,044	100.00%	$1,224	24.27%

Non-interest Expense

Total non-interest expense increased $1,622,000 for the three months ended June 30, 2013 compared to the same period of 2012.  The increase in salaries and employee benefits was attributable to increases in salaries and pension expense.  Other expenses increased primarily due to increased fees related to providing debit card services and expenses of $535,000 related to the acquisition of Luzerne.

Total non-interest expense increased $2,009,000 for the six months ended June 30, 2013 compared to the same period of 2012.  The increase in non-interest expense for the six month period is primarily the result of the same items noted in the three month discussion.

Non-interest expense composition for the three and six months ended June 30, 2013 and 2012 was as follows:

	For the Three Months Ended
	June 30, 2013		June 30, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$3,442	49.42%	$2,850	53.34%	$592	20.77%
Occupancy	397	5.70	318	5.95	79	24.84
Furniture and equipment	412	5.92	357	6.68	55	15.41
Pennsylvania shares tax	208	2.99	167	3.13	41	24.55
Amortization of investment in limited partnerships	166	2.38	166	3.11	—	—
Federal Deposit Insurance Corporation deposit insurance	119	1.71	115	2.15	4	3.48
Marketing	120	1.72	140	2.62	(20)	(14.29)
Intangible amortization	31	0.45	—	—	31	—
Other	2,070	29.71	1,230	23.02	840	68.29
Total non-interest expense	$6,965	100.00%	$5,343	100.00%	$1,622	30.36%

	For the Six Months Ended
	June 30, 2013		June 30, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$6,510	50.80%	$5,867	54.29%	$643	10.96%
Occupancy	748	5.84	646	5.98	102	15.79
Furniture and equipment	820	6.40	703	6.51	117	16.64
Pennsylvania shares tax	392	3.06	336	3.11	56	16.67
Amortization of investment in limited partnerships	331	2.58	331	3.06	—	—
Federal Deposit Insurance Corporation deposit insurance	248	1.94	238	2.20	10	4.20
Marketing	215	1.68	273	2.53	(58)	(21.25)
Intangible amortization	31	0.24	—	—	31	—
Other	3,521	27.46	2,413	22.32	1,108	45.92
Total non-interest expense	$12,816	100.00%	$10,807	100.00%	$2,009	18.59%

Provision for Income Taxes

Income taxes increased $452,000 and $675,000 for the three and six months ended June 30, 2013 compared to the same periods of 2012.  The primary cause of the increase in tax expense for the three and six months ended June 30, 2013 compared to 2012 is primarily the impact of increased security gains.  Excluding the impact of the net securities gains, the effective tax rate for the three and six months ended June 30, 2013 was 18.91% and 17.31% compared to 15.00% and 13.86% for the same periods of 2012.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $13,163,000 from $15,142,000 at December 31, 2012 to $28,305,000 at June 30, 2013 primarily as a result of the following activities during the six months ended June 30, 2013:

Loans Held for Sale

Activity regarding loans held for sale resulted in loan originations exceeding sale proceeds, less $653,000 in realized gains, by $1,635,000 for the six months ended June 30, 2013.

Loans

Gross loans increased $274,729,000 since December 31, 2012 as Luzerne provided approximately $254,000,000 of the increase concentrated in the commercial real estate and commercial and agricultural segments of the portfolio.  The increase in residential real estate was due primarily to an emphasis on home equity products.

The allocation of the loan portfolio, by category, as of June 30, 2013 and December 31, 2012 is presented below:

	June 30, 2013		December 31, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial and agricultural	$118,953	15.12%	$48,455	9.46%	$70,498	145.49%
Real estate mortgage:
Residential	340,976	43.32	252,142	49.22	88,834	35.23
Commercial	296,529	37.68	182,031	35.54	114,498	62.90
Construction	16,359	2.08	20,067	3.92	(3,708)	(18.48)
Installment loans to individuals	15,105	1.92	10,659	2.08	4,446	41.71
Net deferred loan fees and discounts	(961)	(0.12)	(1,122)	(0.22)	161	14.35
Gross loans	$786,961	100.00%	$512,232	100.00%	$274,729	53.63%

The following table shows the amount of accrual and nonaccrual TDRs at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
(In Thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial and agricultural	$459	$—	$459	$485	$—	$485
Real estate mortgage:
Residential	614	435	1,049	710	321	1,031
Commercial	4,825	3,442	8,267	5,172	3,424	8,596
Construction	12	1,165	1,177	13	6,077	6,090
Installment loans to individuals	9	—	9	15	—	15
	$5,919	$5,042	$10,961	$6,395	$9,822	$16,217

Investments

The fair value of the investment securities portfolio at June 30, 2013 increased $21,973,000 since December 31, 2012 due to the acquisition of Luzerne.  The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 95% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact financial sector stock pricing.  The amortized cost of the equity securities portfolio has increased $92,000 to $10,582,000 at June 30, 2013 from $10,490,000 at December 31, 2012 while the fair value increased $407,000 over the same time period.

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

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at June 30, 2013 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available for sale (AFS)
U.S. Government and agency securities	$27,874	$28,605	$—	$—	$—	$—	$4,063	$3,909	$31,937	$32,514
State and political securities	157,668	157,823	901	919	—	—	5,908	5,659	164,477	164,401
Other debt securities	98,983	97,610	4,877	4,704	—	—	—	—	103,860	102,314
Total debt securities AFS	$284,525	$284,038	$5,778	$5,623	$—	$—	$9,971	$9,568	$300,274	$299,229

Financing Activities

Deposits

Total deposits increased $313,335,000 from December 31, 2012 to June 30, 2013 with the acquisition of Luzerne providing approximately $280,000,000 of the increase.  The growth was led by an increase in non-interest bearing deposits accounts from December 31, 2012 to June 30, 2013 of 83.64% as Luzerne provided approximately $85,000,000 of the $96,143,000 increase.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios.  The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.  Over the past year and through the first six months of 2013, time deposits, excluding the impact of the Luzerne acquisition, have decreased as we have taken a position of using these accounts as complementary accounts to core deposits.  To facilitate this strategy we are actively working single product time deposit relationships to create a solid relationship through the addition of other products to the customer’s portfolio.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2013		December 31, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$211,096	22.10%	$114,953	17.90%	$96,143	83.64%
NOW accounts	161,972	16.95	130,454	20.32	31,518	24.16
Money market deposits	203,076	21.26	144,722	22.54	58,354	40.32
Savings deposits	140,667	14.72	82,546	12.86	58,121	70.41
Time deposits	238,550	24.97	169,351	26.38	69,199	40.86
	$955,361	100.00%	$642,026	100.00%	$313,335	48.80%

Borrowed Funds

Total borrowed funds increased 0.24% or $268,000 to $109,750,000 at June 30, 2013 compared to $109,482,000 at December 31, 2012.  Long-term borrowings decreased due to a FHLB borrowings that matured during 2013 at an average rate of 3.94%.

	June 30, 2013		December 31, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$21,350	19.46%	$16,236	14.83%	$5,114	31.50%
Securities sold under agreement to repurchase	17,650	16.08	16,968	15.50	682	4.02
Total short-term borrowings	39,000	35.54	33,204	30.33	5,796	17.46
Long-term borrowings, FHLB	70,750	64.46	76,278	69.67	(5,528)	(7.25)
Total borrowed funds	$109,750	100.00%	$109,482	100.00%	$268	0.24%

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

Capital ratios as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$114,518	13.01%	$85,377	14.97%
For Capital Adequacy Purposes	70,425	8.00	45,641	8.00
To Be Well Capitalized	88,031	10.00	57,051	10.00

Tier I Capital (to Risk-weighted Assets)
Actual	$104,417	11.86%	$77,717	13.62%
For Capital Adequacy Purposes	35,213	4.00	22,820	4.00
To Be Well Capitalized	52,819	6.00	34,231	6.00

Tier I Capital (to Average Assets)
Actual	$104,417	10.96%	$77,717	9.47%
For Capital Adequacy Purposes	38,109	4.00	32,818	4.00
To Be Well Capitalized	47,636	5.00	41,022	5.00

In June 2012, the federal bank regulatory agencies issued a series of proposed revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III.  In July 2013, the federal bank regulatory agencies adopted final rules, which differ in certain respects from the June 2012 proposals.

The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.  The new minimum capital requirements are effective on January 1, 2015.  The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

The July 2013 final rules include three significant changes from the June 2012 proposals:  (i) the final rules do not change the current risk weighting for residential mortgage exposures; (ii) the final rules permit institutions, other than certain large institutions, to elect to continue to treat certain components of accumulated other comprehensive income as permitted under the current general risk-based capital rules, and not reflect unrealized gains and losses on available-for-sale securities in common equity tier 1 calculations; and (iii) the final rules permit institutions with less than $15.0 billion in assets to grandfather certain non-qualifying capital instruments (including trust preferred securities) issued prior to May 19, 2009 into tier 1 capital.

The Company and the Bank will continue to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Bank.

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

The following liquidity measures are monitored for compliance and were within the limits cited at June 30, 2013:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a total current maximum borrowing capacity at the FHLB of $399,378,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $32,166,000.  Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $92,100,000 as of June 30, 2013.

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

The following is a rate shock forecast for the twelve month period ending June 30, 2014 assuming a static balance sheet as of June 30, 2013.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$38,165	$39,801	$40,990	$41,334	$41,853	$42,367	$42,560
Change from static	(2,825)	(1,189)	—	344	863	1,377	1,570
Percent change from static	-6.89%	-2.90%	—	0.84%	2.11%	3.36%	3.83%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

The Company completed its acquisition of Luzerne National Bank Corporation on June 1, 2013. As a result of the Luzerne National Bank Corporation acquisition, the Company has begun the process of evaluating the internal control processes of Luzerne National Bank Corporation, and integrating those processes into the Company’s existing control environment. Other than the Luzerne National Bank Corporation acquisition, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

	Total	Average	Total Number of	Maximum Number (or
	Number of	Price Paid	Shares (or Units)	Approximate Dollar Value)
	Shares (or	per Share	Purchased as Part of	of Shares (or Units) that
	Units)	(or Units)	Publicly Announced	May Yet Be Purchased
Period	Purchased	Purchased	Plans or Programs	Under the Plans or Programs

Month #1 (April 1 - April 30, 2013)	—	$—	—	76,776

Month #2 (May 1 - May 31, 2013)	—	—	—	76,776

Month #3 (June 1 - June 30, 2013)	—	—	—	76,776

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
101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2013 and December 31, 2012; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2013 and 2012; (iii) the Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2013 and 2012; (iv) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date: August 9, 2013	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	/s/ Brian L. Knepp
Brian L. Knepp, Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer
Exhibit 101

Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2013 and December 31, 2012; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2013 and 2012; (iii) the Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2013 and 2012; (iv) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.