Form 10-Q
period 2013-09-30
PENNS WOODS BANCORP INC
filed 2013-11-12
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2013.

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

On November 2, 2013 there were 4,819,054 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
(In Thousands, Except Share Data)	2013	2012
ASSETS:
Noninterest-bearing balances	$23,073	$12,695
Interest-bearing deposits in other financial institutions	9,776	2,447
Federal funds sold	195	—
Total cash and cash equivalents	33,044	15,142
Investment securities available for sale, at fair value	285,383	289,316
Loans held for sale	1,588	3,774
Loans	806,163	512,232
Allowance for loan losses	(9,630)	(7,617)
Loans, net	796,533	504,615
Premises and equipment, net	18,352	8,348
Accrued interest receivable	4,639	4,099
Bank-owned life insurance	25,216	16,362
Investment in limited partnerships	2,387	2,883
Goodwill	17,104	3,032
Intangibles	1,892	—
Deferred tax asset	10,389	4,731
Other assets	7,563	4,233
TOTAL ASSETS	$1,204,090	$856,535

LIABILITIES:
Interest-bearing deposits	$760,147	$527,073
Noninterest-bearing deposits	215,374	114,953
Total deposits	975,521	642,026
Short-term borrowings	15,060	33,204
Long-term borrowings, Federal Home Loan Bank (FHLB)	70,750	76,278
Accrued interest payable	435	366
Other liabilities	16,472	10,935
TOTAL LIABILITIES	1,078,238	762,809

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 4,999,483 and 4,019,112 shares issued	41,662	33,492
Additional paid-in capital	49,782	18,157
Retained earnings	46,324	43,030
Accumulated other comprehensive (loss) income:
Net unrealized (loss) gain on available for sale securities	(799)	10,164
Defined benefit plan	(4,807)	(4,807)
Treasury stock at cost, 180,596 shares	(6,310)	(6,310)
TOTAL SHAREHOLDERS’ EQUITY	125,852	93,726
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,204,090	$856,535

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$9,211	$6,346	$23,256	$18,954
Investment securities:
Taxable	1,570	1,486	4,520	4,477
Tax-exempt	1,124	1,339	3,553	4,127
Dividend and other interest income	74	96	208	274
TOTAL INTEREST AND DIVIDEND INCOME	11,979	9,267	31,537	27,832
INTEREST EXPENSE:
Deposits	855	902	2,406	2,797
Short-term borrowings	16	38	63	100
Long-term borrowings, FHLB	479	637	1,480	1,877
TOTAL INTEREST EXPENSE	1,350	1,577	3,949	4,774
NET INTEREST INCOME	10,629	7,690	27,588	23,058
PROVISION FOR LOAN LOSSES	600	600	1,675	1,800
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,029	7,090	25,913	21,258
NON-INTEREST INCOME:
Service charges	671	489	1,651	1,394
Securities (losses) gains, net	(3)	447	2,257	1,206
Bank-owned life insurance	199	138	481	539
Gain on sale of loans	551	527	1,204	1,053
Insurance commissions	286	295	797	1,053
Brokerage commissions	250	239	797	698
Other	888	636	1,923	1,872
TOTAL NON-INTEREST INCOME	2,842	2,771	9,110	7,815
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,515	2,939	11,025	8,806
Occupancy	554	317	1,302	963
Furniture and equipment	422	355	1,242	1,058
Pennsylvania shares tax	225	169	617	505
Amortization of investment in limited partnerships	165	165	496	496
Federal Deposit Insurance Corporation deposit insurance	173	111	421	349
Marketing	156	132	371	405
Intangible amortization	91	—	122	—
Other	2,674	1,270	6,195	3,683
TOTAL NON-INTEREST EXPENSE	8,975	5,458	21,791	16,265
INCOME BEFORE INCOME TAX PROVISION	3,896	4,403	13,232	12,808
INCOME TAX PROVISION	650	736	2,643	2,054
NET INCOME	$3,246	$3,667	$10,589	$10,754
EARNINGS PER SHARE - BASIC	$0.67	$0.96	$2.48	$2.80
EARNINGS PER SHARE - DILUTED	$0.67	$0.96	$2.48	$2.80
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,818,494	3,837,925	4,272,989	3,837,570
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	4,818,494	3,837,925	4,272,989	3,837,570
DIVIDENDS DECLARED PER SHARE	$0.47	$0.47	$1.66	$1.41

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Net Income	$3,246	$3,667	$10,589	$10,754
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available for sale securities	(1,647)	6,190	(14,354)	13,228
Tax effect	560	(2,105)	4,881	(4,498)
Net realized loss (gain) included in net income	3	(447)	(2,257)	(1,206)
Tax effect	(1)	152	767	410
Total other comprehensive (loss) income	(1,085)	3,790	(10,963)	7,934
Comprehensive income (loss)	$2,161	$7,457	$(374)	$18,688

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2011	4,017,677	$33,480	$18,115	$36,394	$(1,219)	$(6,310)	$80,460
Comprehensive income:
Net income				10,754			10,754
Other comprehensive income					7,934		7,934
Dividends declared, ($1.41 per share)				(5,411)			(5,411)
Common shares issued for employee stock purchase plan	1,100	9	33				42
Balance, September 30, 2012	4,018,777	$33,489	$18,148	$41,737	$6,715	$(6,310)	$93,779

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2012	4,019,112	$33,492	$18,157	$43,030	$5,357	$(6,310)	$93,726
Comprehensive loss:
Net income				10,589			10,589
Other comprehensive loss					(10,963)		(10,963)
Dividends declared, ($1.66 per share)				(7,295)			(7,295)
Common shares issued for employee stock purchase plan	1,394	12	47				59
Common shares issued for acquisition of Luzerne National Bank Corporation	978,977	8,158	31,578				39,736
Balance, September 30, 2013	4,999,483	$41,662	$49,782	$46,324	$(5,606)	$(6,310)	$125,852

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2013	2012
OPERATING ACTIVITIES:
Net Income	$10,589	$10,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	708	569
Amortization of intangible assets	122	—
Provision for loan losses	1,675	1,800
Accretion and amortization of investment security discounts and premiums	(44)	(816)
Securities gains, net	(2,257)	(1,206)
Originations of loans held for sale	(42,985)	(32,116)
Proceeds of loans held for sale	46,375	34,671
Gain on sale of loans	(1,204)	(1,053)
Earnings on bank-owned life insurance	(481)	(539)
(Increase) decrease in deferred tax asset	(86)	315
Other, net	(445)	(1,189)
Net cash provided by operating activities	11,967	11,190
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	69,898	35,847
Proceeds from calls and maturities	12,775	17,259
Purchases	(71,221)	(64,965)
Investment securities held to maturity:
Proceeds from calls and maturities	—	55
Net increase in loans	(43,401)	(50,513)
Acquisition of bank premises and equipment	(2,744)	(1,109)
Proceeds from the sale of foreclosed assets	—	700
Purchase of bank-owned life insurance	(981)	(33)
Proceeds from bank-owned life insurance death benefit	—	383
Proceeds from redemption of regulatory stock	2,237	1,034
Purchases of regulatory stock	(980)	—
Acquisition, net of cash acquired	17,487	—
Net cash used for investing activities	(16,930)	(61,342)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	38,636	55,515
Net increase in noninterest-bearing deposits	17,903	3,931
Proceeds from long-term borrowing, FHLB	—	15,000
Repayment of long-term borrowings, FHLB	(5,528)	—
Net decrease in short-term borrowings	(20,910)	(11,666)
Dividends paid	(7,295)	(5,411)
Issuance of common stock	59	42
Net cash provided by financing activities	22,865	57,411
NET INCREASE IN CASH AND CASH EQUIVALENTS	17,902	7,259
CASH AND CASH EQUIVALENTS, BEGINNING	15,142	13,885
CASH AND CASH EQUIVALENTS, ENDING	$33,044	$21,144

See accompanying notes to the unaudited consolidated financial statements.

	Nine Months Ended September 30,
(In Thousands)	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,880	$4,809
Income taxes paid	2,770	2,350
Transfer of loans to foreclosed real estate	185	—
Acquisition of Luzerne National Bank Corporation
Noncash assets acquired:
Securities available for sale	21,783
Loans	250,377
Premises and equipment, net	8,014
Accrued interest receivable	726
Bank-owned life insurance	7,419
Intangibles	2,015
Other assets	2,636
Goodwill	14,072
	307,042
Liabilities assumed:
Deferred tax liability	76
Interest-bearing deposits	194,438
Noninterest-bearing deposits	82,518
Short-term borrowings	2,766
Accrued interest payable	103
Other liabilities	4,892
	284,793
Net noncash assets acquired	22,249
Cash and cash equivalents acquired	$20,363

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

The interim financial statements are unaudited, but in the opinion of management reflect all adjustments necessary for the fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 35 through 39 of the Annual Report on Form 10-K for the year ended December 31, 2012.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component as of September 30, 2013 were as follows:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Balance, June 30	$286	$(4,807)	$(4,521)	$7,058	$(4,133)	$2,925
Other comprehensive (loss) income before reclassifications	(1,087)	—	(1,087)	4,085	—	4,085
Amounts reclassified from accumulated other comprehensive (loss) income	2	—	2	(295)	—	(295)
Net current-period other comprehensive (loss) income	(1,085)	—	(1,085)	3,790	—	3,790
Balance, September 30	$(799)	$(4,807)	$(5,606)	$10,848	$(4,133)	$6,715

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Balance, December 31	$10,164	$(4,807)	$5,357	$2,914	$(4,133)	$(1,219)
Other comprehensive (loss) income before reclassifications	(9,473)	—	(9,473)	8,730	—	8,730
Amounts reclassified from accumulated other comprehensive (loss) income	(1,490)	—	(1,490)	(796)	—	(796)
Net current-period other comprehensive (loss) income	(10,963)	—	(10,963)	7,934	—	7,934
Balance, September 30	$(799)	$(4,807)	$(5,606)	$10,848	$(4,133)	$6,715

The reclassifications out of accumulated other comprehensive income as of September 30, 2013 were as follows:
(In Thousands)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net unrealized loss on available for	$(3)	$447	Securities (losses) gains, net
sale securities	(1)	152	Income tax provision
Total reclassifications for the period	$(2)	$295	Net of tax

(In Thousands)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Income
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net unrealized gain on available for	$2,257	$1,206	Securities gains, net
sale securities	767	410	Income tax provision
Total reclassifications for the period	$1,490	$796	Net of tax

Note 3.  Recent Accounting Pronouncements

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common shares issued	4,999,090	4,018,521	4,453,585	4,018,166
Average treasury stock shares	(180,596)	(180,596)	(180,596)	(180,596)
Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	4,818,494	3,837,925	4,272,989	3,837,570

Note 5. Investment Securities

The amortized cost and fair values of investment securities at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$30,263	$795	$(289)	$30,769
State and political securities	148,581	3,215	(4,924)	146,872
Other debt securities	97,691	858	(2,424)	96,125
Total debt securities	276,535	4,868	(7,637)	273,766
Financial institution equity securities	8,384	1,616	(10)	9,990
Other equity securities	1,675	11	(59)	1,627
Total equity securities	10,059	1,627	(69)	11,617
Total investment securities AFS	$286,594	$6,495	$(7,706)	$285,383

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$24,475	$1,384	$(19)	$25,840
State and political securities	168,843	12,805	(1,424)	180,224
Other debt securities	70,108	1,750	(259)	71,599
Total debt securities	263,426	15,939	(1,702)	277,663
Financial institution equity securities	8,422	1,140	(14)	9,548
Other equity securities	2,068	74	(37)	2,105
Total equity securities	10,490	1,214	(51)	11,653
Total investment securities AFS	$273,916	$17,153	$(1,753)	$289,316

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$16,179	$(275)	$747	$(14)	$16,926	$(289)
State and political securities	41,626	(3,224)	3,993	(1,700)	45,619	(4,924)
Other debt securities	60,151	(2,424)	—	—	60,151	(2,424)
Total debt securities	117,956	(5,923)	4,740	(1,714)	122,696	(7,637)
Financial institution equity securities	160	(10)	—	—	160	(10)
Other equity securities	1,175	(59)	—	—	1,175	(59)
Total equity securities	1,335	(69)	—	—	1,335	(69)
Total	$119,291	$(5,992)	$4,740	$(1,714)	$124,031	$(7,706)

	December 31, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$910	$(19)	$—	$—	$910	$(19)
State and political securities	8,882	(316)	5,647	(1,108)	14,529	(1,424)
Other debt securities	11,250	(189)	3,727	(70)	14,977	(259)
Total debt securities	21,042	(524)	9,374	(1,178)	30,416	(1,702)
Financial institution equity securities	66	(1)	205	(13)	271	(14)
Other equity securities	701	(28)	63	(9)	764	(37)
Total equity securities	767	(29)	268	(22)	1,035	(51)
Total	$21,809	$(553)	$9,642	$(1,200)	$31,451	$(1,753)

At September 30, 2013 there were a total of 190 and 11 individual securities that were in a continuous unrealized loss position for less than twelve months and twelve months or greater, respectively.

The Company reviews its position quarterly and has determined that, at September 30, 2013, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,783	$5,803
Due after one year to five years	30,823	31,301
Due after five years to ten years	94,538	92,686
Due after ten years	145,391	143,976
Total	$276,535	$273,766

Total gross proceeds from sales of securities available for sale were $69,898 and $35,847, for the nine months ended September 30, 2013 and 2012, respectively.  The following table represents gross realized gains and losses on those transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Gross realized gains:
U.S. Government and agency securities	$—	$—	$—	$138
State and political securities	276	52	1,917	103
Other debt securities	163	142	462	219
Financial institution equity securities	—	144	130	605
Other equity securities	—	397	250	523
Total gross realized gains	$439	$735	$2,759	$1,588

Gross realized losses:
U.S. Government and agency securities	$—	$—	$—	$—
State and political securities	415	144	475	146
Other debt securities	27	53	27	53
Financial institution equity securities	—	—	—	67
Other equity securities	—	91	—	116
Total gross realized losses	$442	$288	$502	$382

There were no impairment charges included in gross realized losses for the three and nine months ended September 30, 2013 and 2012, respectively.

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

The following table presents the related aging categories of loans, by segment, as of September 30, 2013 and December 31, 2012:

	September 30, 2013
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$105,001	$66	$4	$108	$105,179
Real estate mortgage:
Residential	378,441	2,117	228	894	381,680
Commercial	280,793	2,840	—	3,782	287,415
Construction	17,044	—	—	1,049	18,093
Installment loans to individuals	14,346	335	—	—	14,681
	795,625	$5,358	$232	$5,833	807,048
Net deferred loan fees and discounts	(885)				(885)
Allowance for loan losses	(9,630)				(9,630)
Loans, net	$785,110				$796,533

	December 31, 2012
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$48,322	$133	$—	$—	$48,455
Real estate mortgage:
Residential	245,674	4,888	351	1,229	252,142
Commercial	177,539	443	—	4,049	182,031
Construction	13,813	177	—	6,077	20,067
Installment loans to individuals	10,550	109	—	—	10,659
	495,898	$5,750	$351	$11,355	513,354
Net deferred loan fees and discounts	(1,122)				(1,122)
Allowance for loan losses	(7,617)				(7,617)
Loans, net	$487,159				$504,615

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and September 30, 2013.  The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.  The carrying value of purchased loans acquired with deteriorated credit quality was $909,000 at September 30, 2013.

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

(In Thousands)	June 1, 2013
Unpaid principal balance	$1,211
Interest	572
Contractual cash flows	1,783
Non-accretable discount	(842)
Expected cash flows	941
Accretable discount	(63)
Estimated fair value	$878

Changes in the amortizable yield for purchased credit-impaired loans were as follows for the four months ended September 30, 2013:

(In Thousands)	September 30, 2013
Balance at beginning of period	$63
Accretion	(17)
Balance at end of period	$46

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30:

(In Thousands)	June 1, 2013	September 30, 2013
Outstanding balance	$1,211	$1,225
Carrying amount	878	909

The following table presents the interest income if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three and nine ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial and agricultural	$—	$—	$—	$—
Real estate mortgage:
Residential	13	10	13	4
Commercial	49	5	92	43
Construction	16	8	77	11
	$78	$23	$182	$58

	Nine Months Ended September 30,
	2013		2012
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial and agricultural	$4	$—	$—	$—
Real estate mortgage:
Residential	67	22	25	17
Commercial	165	89	135	51
Construction	97	33	298	67
	$333	$144	$458	$135

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$310	$446	$—
Real estate mortgage:
Residential	845	945	—
Commercial	1,249	1,249	—
Construction	533	533	—
	2,937	3,173	—
With an allowance recorded:
Commercial and agricultural	543	543	233
Real estate mortgage:
Residential	788	1,040	143
Commercial	6,939	7,083	1,895
Construction	528	1,382	128
	8,798	10,048	2,399
Total:
Commercial and agricultural	853	989	233
Real estate mortgage:
Residential	1,633	1,985	143
Commercial	8,188	8,332	1,895
Construction	1,061	1,915	128
	$11,735	$13,221	$2,399

	December 31, 2012
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate mortgage:
Residential	410	487	—
Commercial	324	324	—
Construction	2,894	4,599	—
	3,628	5,410	—
With an allowance recorded:
Commercial and agricultural	485	485	46
Real estate mortgage:
Residential	1,146	1,255	237
Commercial	8,515	8,611	2,018
Construction	3,196	4,696	234
	13,342	15,047	2,535
Total:
Commercial and agricultural	485	485	46
Real estate mortgage:
Residential	1,556	1,742	237
Commercial	8,839	8,935	2,018
Construction	6,090	9,295	234
	$16,970	$20,457	$2,535

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended for September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013			2012
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$786	$7	$—	$—	$—	$—
Real estate mortgage:
Residential	1,652	28	10	1,253	10	4
Commercial	8,277	45	5	6,576	63	6
Construction	1,119	1	8	6,822	1	11
	$11,834	$81	$23	$14,651	$74	$21

	Nine Months Ended September 30,
	2013			2012
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$869	$20	$—	$—	$—	$—
Real estate mortgage:
Residential	2,110	45	21	1,382	35	33
Commercial	11,278	138	89	6,541	224	14
Construction	4,071	1	561	8,266	1	67
	$18,328	$204	$671	$16,189	$260	$114

There is approximately $129,000 committed to be advanced in connection with impaired loans.

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

Loan modifications that are considered TDRs completed during the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013			2012
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage:
Residential	—	$—	$—	1	$100	$100
Commercial	2	1,634	1,634	—	—	—
Construction	—	—	—	—	—	—
	2	$1,634	$1,634	1	$100	$100

	Nine Months Ended September 30,
	2013			2012
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage:
Residential	2	$61	$61	3	$254	$254
Commercial	4	1,898	1,898	1	37	37
Construction	—	—	—	2	26	26
	6	$1,959	$1,959	6	$317	$317

There were three loan modifications considered troubled debt restructurings made during the twelve months previous to September 30, 2013 that defaulted during the nine months ended September 30, 2013.  The loans that defaulted are commercial real estate loans that are currently in litigation with a recorded investment of $1,343,000 at September 30, 2013.

Troubled debt restructurings amounted to $12,008,000 and $16,217,000 as of September 30, 2013 and December 31, 2012.

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

The following table presents the credit quality categories identified above as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$98,043	$379,857	$268,408	$13,142	$14,681	$774,131
Special Mention	5,109	278	6,360	1,500	—	13,247
Substandard	2,027	1,545	12,647	3,451	—	19,670
	$105,179	$381,680	$287,415	$18,093	$14,681	$807,048

	December 31, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$46,805	$250,161	$167,463	$13,944	$10,659	$489,032
Special Mention	1,480	—	1,630	—	—	3,110
Substandard	170	1,981	12,938	6,123	—	21,212
	$48,455	$252,142	$182,031	$20,067	$10,659	$513,354

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

There has been no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of June 1, 2013 as well as those acquired without specific evidence of deterioration in credit quality as of September 30, 2013.

Activity in the allowance is presented for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$540	$3,045	$3,988	$843	$141	$847	$9,404
Charge-offs	—	(105)	(193)	(100)	(29)	—	(427)
Recoveries	39	(2)	1	1	14	—	53
Provision	(59)	520	(31)	8	14	148	600
Ending Balance	$520	$3,458	$3,765	$752	$140	$995	$9,630

	Three Months Ended September 30, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$355	$960	$3,164	$2,139	$169	$651	$7,438
Charge-offs	—	(49)	(1)	(483)	(22)	—	(555)
Recoveries	1	4	2	19	12	—	38
Provision	(9)	418	223	37	13	(82)	600
Ending Balance	$347	$1,333	$3,388	$1,712	$172	$569	$7,521

	Nine Months Ended September 30, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$361	$1,954	$3,831	$950	$144	$377	$7,617
Charge-offs	—	(239)	(199)	(100)	(79)	—	(617)
Recoveries	52	3	7	851	42	—	955
Provision	107	1,740	126	(949)	33	618	1,675
Ending Balance	$520	$3,458	$3,765	$752	$140	$995	$9,630

	Nine Months Ended September 30, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$418	$939	$2,651	$2,775	$190	$181	$7,154
Charge-offs	—	(60)	(19)	(1,360)	(73)	—	(1,512)
Recoveries	7	7	4	23	38	—	79
Provision	(78)	447	752	274	17	388	1,800
Ending Balance	$347	$1,333	$3,388	$1,712	$172	$569	$7,521

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio at September 30, 2013, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of loans at September 30, 2013 and 2012 as follows:

	September 30, 2013
	2013	2012
Owners of residential rental properties	15.73%	18.32%
Owners of commercial rental properties	13.20%	14.57%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$233	$143	$1,895	$128	$—	$—	$2,399
Collectively evaluated for impairment	287	3,315	1,870	624	140	995	7,231
Total ending allowance balance	$520	$3,458	$3,765	$752	$140	$995	$9,630

Loans:
Individually evaluated for impairment	$543	$1,314	$7,908	$1,061	$—		$10,826
Loans acquired with deteriorated credit quality	310	319	280	—	—		909
Collectively evaluated for impairment	104,326	380,047	279,227	17,032	14,681		795,313
Total ending loans balance	$105,179	$381,680	$287,415	$18,093	$14,681		$807,048

	December 31, 2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$46	$237	$2,018	$234	$—	$—	$2,535
Collectively evaluated for impairment	315	1,717	1,813	716	144	377	5,082
Total ending allowance balance	$361	$1,954	$3,831	$950	$144	$377	$7,617

Loans:
Individually evaluated for impairment	$485	$1,556	$8,839	$6,090	$—		$16,970
Collectively evaluated for impairment	47,970	250,586	173,192	13,977	10,659		496,384
Total ending loans balance	$48,455	$252,142	$182,031	$20,067	$10,659		$513,354

Note 8.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2012.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Service cost	$160	$156	$478	$469
Interest cost	192	187	578	559
Expected return on plan assets	(246)	(195)	(738)	(586)
Amortization of transition obligation	—	(1)	—	(2)
Amortization of prior service cost	6	6	19	19
Amortization of net loss	120	109	359	327
Net periodic cost	$232	$262	$696	$786

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2012, that it expected to contribute a minimum of $400,000 to its defined benefit plan in 2013.  As of September 30, 2013, there were contributions of $635,000 made to the plan with additional contributions of $205,000 anticipated during the remainder of 2013.

Note 9.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the nine months ended September 30, 2013 and 2012, there were 1,394 and 1,100 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2013 and December 31, 2012:

(In Thousands)	September 30, 2013	December 31, 2012
Commitments to extend credit	$173,196	$90,503
Standby letters of credit	5,135	3,768
	$178,331	$94,271

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of September 30, 2013 and December 31, 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2013
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$30,769	$—	$30,769
State and political securities	—	146,872	—	146,872
Other debt securities	—	96,125	—	96,125
Financial institution equity securities	9,990	—	—	9,990
Other equity securities	1,627	—	—	1,627
Total assets measured on a recurring basis	$11,617	$273,766	$—	$285,383

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$25,840	$—	$25,840
State and political securities	—	180,224	—	180,224
Other debt securities	—	71,599	—	71,599
Financial institution equity securities	9,548	—	—	9,548
Other equity securities	2,105	—	—	2,105
Total assets measured on a recurring basis	$11,653	$277,663	$—	$289,316

The following table presents the assets reported on the consolidated balance sheet at their fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2013
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$9,336	$9,336
Other real estate owned	—	—	1,719	1,719
Total assets measured on a non-recurring basis	$—	$—	$11,055	$11,055

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$14,435	$14,435
Other real estate owned	—	—	1,449	1,449
Total assets measured on a non-recurring basis	$—	$—	$15,884	$15,884

The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$9,336	Discounted cash flow	Temporary reduction in payment amount	0 to -100%	-27%
			Probability of default	—%	—%
		Appraisal of collateral	Appraisal adjustments (1)	0 to -44%	-10%
Other real estate owned	$1,719	Appraisal of collateral (1)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2012
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$14,435	Discounted cash flow	Temporary reduction in payment amount	0 to -55%	-27%
			Probability of default	—%	—%
		Appraisal of collateral	Appraisal adjustments (1)	0 to -20%	-11%
Other real estate owned	$1,449	Appraisal of collateral (1)
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

The fair values of the Company’s financial instruments are as follows at September 30, 2013 and December 31, 2012:

			Fair Value Measurements at September 30, 2013
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In Thousands)	Value	Value	(Level I)	(Level II)	(Level III)
Financial assets:
Cash and cash equivalents	$33,044	$33,044	$33,044	$—	$—
Investment securities:
Available for sale	285,383	285,383	11,617	273,766	—
Loans held for sale	1,588	1,588	1,588	—	—
Loans, net	796,533	785,225	—	—	785,225
Bank-owned life insurance	25,216	25,216	25,216	—	—
Accrued interest receivable	4,639	4,639	4,639	—	—

Financial liabilities:
Interest-bearing deposits	$760,147	$733,328	$494,386	$—	$238,942
Noninterest-bearing deposits	215,374	215,374	215,374	—	—
Short-term borrowings	15,060	15,060	15,060	—	—
Long-term borrowings, FHLB	70,750	73,145	—	—	73,145
Accrued interest payable	435	435	435	—	—

			Fair Value Measurements at December 31, 2012
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In Thousands)	Value	Value	(Level I)	(Level II)	(Level III)
Financial assets:
Cash and cash equivalents	$15,142	$15,142	$15,142	$—	$—
Investment securities:
Available for sale	289,316	289,316	11,653	277,663	—
Loans held for sale	3,774	3,774	3,774	—	—
Loans, net	504,615	506,406	—	—	506,406
Bank-owned life insurance	16,362	16,362	16,362	—	—
Accrued interest receivable	4,099	4,099	4,099	—	—

Financial liabilities:
Interest-bearing deposits	$527,073	$530,485	$359,979	$—	$170,506
Noninterest-bearing deposits	114,953	114,953	114,953	—	—
Short-term borrowings	33,204	33,204	33,204	—	—
Long-term borrowings, FHLB	76,278	80,772	—	—	80,772
Accrued interest payable	366	366	366	—	—

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

Fair value for significant nonperforming loans is based on recent external appraisals.  If appraisals are not available, estimated cashflows are discounted using a rate commensurate with the risk associated with the estimated cash flows.  Assumptions regarding credit risk, cash flows, and discounted rates are judgmentally determined using available market information and specific borrower information.

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

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of Luzerne National Bank Corporation for a total purchase price of approximately $42,612,000.  As a result of the acquisition, the Company issued 978,977 common shares, or 20.31% of the total shares outstanding as of September 30, 2013, to former shareholders of Luzerne National Bank Corporation.  Luzerne Bank is operating as an independent bank under the Penns Woods Bancorp, Inc. umbrella.

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

The Company recorded goodwill and other intangibles associated with the purchase of Luzerne National Bank Corporation totaling $16,086,000.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment during the nine months ended September 30, 2013.  The carrying amount of the goodwill at September 30, 2013 related to the Luzerne acquisition was $14,072,000.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  During the nine months ended September 30, 2013, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible and trade name intangible which are being amortized on an accelerated basis over the useful life of such assets.  The gross carrying amount of the core deposit intangible and trade name intangible at September 30, 2013 was $1,882,000 and $133,000, respectively, with $114,000 and $8,000 accumulated amortization as of that date.

As of September 30, 2013, the current year and estimated future amortization expense for the core deposit and trade name intangible was:

(In Thousands)
2013	$214
2014	345
2015	308
2016	272
2017	235
2018	198
2019	162
2020	125
2021	89
2022	52
2023	15
$2,015

Results of operations for Luzerne National Bank Corporation prior to the acquisition date are not included in the Consolidated Statement of Income for the three and nine month periods ended September 30, 2013.  Due to the significant amount of fair value adjustments, historical results of Luzerne National Bank Corporation are not relevant to the Company’s results of operations.  Therefore, no pro forma information is presented.

The following table presents financial information regarding the former Luzerne National Bank Corporation operations included in our Consolidated Statement of Income from the date of acquisition through September 30, 2013 under the column “Actual from acquisition date through September 30, 2013”.  In addition, the following table presents unaudited pro forma information as if the acquisition of Luzerne National Bank Corporation had occurred on January 1, 2012 under the “Pro Forma” columns.  The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition.  Merger and acquisition integration costs and amortization of fair value adjustments are included in the numbers below.

		Pro Formas
	Actual from Acquisition Date	Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	Through September 30, 2013	2013	2012
Net interest income	$3,972	$32,175	$31,312
Non-interest income	588	9,932	9,254
Net income	532	9,458	12,699
Pro forma earnings per share:
Basic		$1.96	$2.64
Diluted		1.96	2.64

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2013 and 2012

Summary Results

Net income for the three months ended September 30, 2013 was $3,246,000 compared to $3,667,000 for the same period of 2012 as after-tax securities gains decreased $297,000 (from a gain of $295,000 to a loss of $2,000).  The results for the three months ended September 30, 2013 were negatively impacted by $684,000 in expenses related to the acquisition of Luzerne.  Basic and diluted earnings per share for the three months ended September 30, 2013 and 2012 were $0.67 and $0.96, respectively.  Return on average assets and return on average equity were 1.08% and 10.39% for the three months ended September 30, 2013 compared to 1.77% and 15.94% for the corresponding period of 2012.  Net income from core operations (“operating earnings”) decreased to $3,248,000 for the three months ended September 30, 2013 compared to $3,372,000 for the same period of 2012.  Operating earnings per share for the three months ended September 30, 2013 were $0.67 basic and dilutive compared to $0.88 basic and dilutive for the three months ended September 30, 2012.

The nine months ended September 30, 2013 generated net income of $10,589,000 compared to $10,754,000 for the same period of 2012.  Comparable results were impacted by an increase in after-tax securities gains of $694,000 (from a gain of $796,000 to a gain of $1,490,000).  In addition, a gain of $109,000 on death benefit related to bank owned life insurance was recorded during the nine months ended September 30, 2013.  The results for the nine months ended September 30, 2013 were negatively impacted by $1,307,000 in expenses related to the acquisition of Luzerne.   Earnings per share, basic and dilutive, for the nine months ended September 30, 2013 were $2.48 compared to $2.80 for the comparable period of 2012.  Return on average assets and return on average equity were 1.39% and 12.90% for the nine months ended September 30, 2013 compared to 1.78% and 16.25% for the corresponding period of 2012.  Operating earnings decreased to $9,099,000 for the nine months ended September 30, 2013 compared to $9,849,000 for the comparable period of 2012.  Operating earnings per share for the nine months ended September 30, 2013 were $2.13 basic and dilutive compared to $2.57 basic and dilutive for the nine months ended September 30, 2012.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
GAAP net income	$3,246	$3,667	$10,589	$10,754
Less: net securities and bank-owned life insurance (losses) gains, net of tax	(2)	295	1,490	905
Non-GAAP operating earnings	$3,248	$3,372	$9,099	$9,849

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Return on average assets (ROA)	1.08%	1.77%	1.39%	1.78%
Less: net securities and bank-owned life insurance (losses) gains, net of tax	—%	0.14%	0.20%	0.15%
Non-GAAP operating ROA	1.08%	1.63%	1.19%	1.63%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Return on average equity (ROE)	10.39%	15.94%	12.90%	16.25%
Less: net securities and bank-owned life insurance (losses) gains, net of tax	(0.01)%	1.28%	1.82%	1.37%
Non-GAAP operating ROE	10.40%	14.66%	11.08%	14.88%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic earnings per share (EPS)	$0.67	$0.96	$2.48	$2.80
Less: net securities and bank-owned life insurance (losses) gains, net of tax	—	0.08	0.35	0.23
Non-GAAP basic operating EPS	$0.67	$0.88	$2.13	$2.57

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Dilutive EPS	$0.67	$0.96	$2.48	$2.80
Less: net securities and bank-owned life insurance (losses) gains, net of tax	—	0.08	0.35	0.23
Non-GAAP dilutive operating EPS	$0.67	$0.88	$2.13	$2.57

Interest and Dividend Income

Interest and dividend income for the three months ended September 30, 2013 increased to $11,979,000 compared to $9,267,000 for the same period of 2012.  The increase was due to loan portfolio income increasing as the impact of portfolio growth, due primarily due to the acquisition of Luzerne, offset a reduction in yield of 77 basis points (“bp”) due to the competitive landscape and the continued low rate environment that is impacting new loan rates as well as the variable rate segment of the loan portfolio.  The loan portfolio income increase was partially offset by a decrease in investment portfolio interest due to a decline in the average taxable equivalent yield of 38 bp as the duration in the investment portfolio continues to be shortened in order to reduce interest rate and market risk in the future.

During the nine months ended September 30, 2013, interest and dividend income was $31,537,000, an increase of $3,705,000 over the same period in 2012.  Interest income on the loan portfolio increased as the growth in the portfolio, primarily due to the acquisition of Luzerne, was countered by a 74 bp decline in average yield.  The investment portfolio interest income decreased as the increase in portfolio size was more than offset by the decline in yield.

Interest and dividend income composition for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended
	September 30, 2013		September 30, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$9,211	76.89%	$6,346	68.47%	$2,865	45.15%
Investment securities:
Taxable	1,570	13.11	1,486	16.04	84	5.65
Tax-exempt	1,124	9.38	1,339	14.45	(215)	(16.06)
Dividend and other interest income	74	0.62	96	1.04	(22)	(22.92)
Total interest and dividend income	$11,979	100.00%	$9,267	100.00%	$2,712	29.27%

	Nine Months Ended
	September 30, 2013		September 30, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$23,256	73.74%	$18,954	68.10%	$4,302	22.70%
Investment securities:
Taxable	4,520	14.33	4,477	16.09	43	0.96
Tax-exempt	3,553	11.27	4,127	14.83	(574)	(13.91)
Dividend and other interest income	208	0.66	274	0.98	(66)	(24.09)
Total interest and dividend income	$31,537	100.00%	$27,832	100.00%	$3,705	13.31%

Interest Expense

Interest expense for the three months ended September 30, 2013 decreased $227,000 to $1,350,000 compared to $1,577,000 for the same period of 2012.  The substantial decrease associated with deposits is primarily the result of a reduction of 48 and 17 bps in the rate paid on time deposits and money markets, respectively, and a continued shift from higher cost time deposits to core deposits, with emphasis on money market and NOW accounts.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) actions to maintain low interest rates, campaigns conducted by the Company to focus on core deposit (non-time deposit) growth as the building block to solid customer relationships, and the acquisition of Luzerne.  In addition, during the past two years the time deposit portfolio has been shortened in order to increase repricing frequency.  The time deposit portfolio is now slowly being lengthened to build protection when interest rates begin to increase.  In addition, the Marcellus Shale natural gas exploration in north central Pennsylvania is creating opportunities to gather new and build upon existing deposit relationships.  Borrowing interest expense decreased as FHLB long-term borrowings have matured and have been replaced at rates less than 1% with maturities ranging from four to five years.

Interest expense for the nine months ended September 30, 2013 decreased 17.28% from the same period of 2012.  The reasons noted for the decline in interest expense for the three month period comparison also apply to the nine month period.

Interest expense composition for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended
	September 30, 2013		September 30, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$855	63.33%	$902	57.20%	$(47)	(5.21)%
Short-term borrowings	16	1.19	38	2.41	(22)	(57.89)
Long-term borrowings, FHLB	479	35.48	637	40.39	(158)	(24.80)
Total interest expense	$1,350	100.00%	$1,577	100.00%	$(227)	(14.39)%

	Nine Months Ended
	September 30, 2013		September 30, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,406	60.92%	$2,797	58.59%	$(391)	(13.98)%
Short-term borrowings	63	1.60	100	2.09	(37)	(37.00)
Long-term borrowings, FHLB	1,480	37.48	1,877	39.32	(397)	(21.15)
Total interest expense	$3,949	100.00%	$4,774	100.00%	$(825)	(17.28)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended September 30, 2013 was 4.07% compared to 4.34% for the corresponding period of 2012.  The NIM declined as a 39 bp decline in the rate paid on interest bearing liabilities was countered by a 59 bp decline in the yield on interest earning assets.  The decrease in earning asset yield is due to the impact of the current low rate environment on the loan and investment portfolios.  In addition, the duration of the investment portfolio has been shortened by utilizing variable rate and intermediate term corporate bonds to offset the relatively longer duration of the municipal bonds within the portfolio.  This shortening of the investment portfolio limits current earnings due to the low rates on the short end of the interest rate curve, but it also limits interest rate risk and will provide cash flow over the next few years as we anticipate a period of increasing rates.  The decrease in the cost of interest bearing liabilities from 1.02% to 0.63% was driven by a reduction in the rate paid on time deposits of 48 bp.  The reduction in the rate paid on time deposits was the result of shortening the time deposit portfolio, which has resulted in an increasing repricing frequency during this period of low rates.  In addition, a focus on increasing core deposits has resulted in significant growth in lower cost core deposits.  The duration of the time deposit portfolio has slowly started to be lengthened due to the apparent bottoming or near bottoming of deposit rates.  The average rate on long-term borrowings declined due to the maturity of FHLB borrowings during 2012 and 2013 coupled with the addition of $30,000,000 in borrowings with terms ranging from four to five years at rates less than 1% during the second half of 2012.

The NIM for the nine months ended September 30, 2013 was 4.19% compared to 4.51% for the same period of 2012.  The impact of the items mentioned in the three month discussion also applies to the nine month period.  A 40 bp decline in the rate paid on time deposits served as the foundation for a 23 bp decline in the rate paid on deposits, while the FOMC and general market actions affected the yield on earning assets and cost of borrowings.

The following is a schedule of average balances and associated yields for the three and nine months ended September 30, 2013 and 2012:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$22,688	$263	4.60%	$22,916	$302	5.24%
All other loans	774,355	9,037	4.63%	452,370	6,147	5.41%
Total loans	797,043	9,300	4.63%	475,286	6,449	5.40%

Fed funds sold	355	—	—%	—	—	—%

Taxable securities	184,325	1,637	3.55%	162,822	1,580	3.88%
Tax-exempt securities	112,432	1,703	6.06%	132,996	2,029	6.10%
Total securities	296,757	3,340	4.50%	295,818	3,609	4.88%

Interest-bearing deposits	10,783	7	0.26%	8,966	2	0.09%

Total interest-earning assets	1,104,938	12,647	4.55%	780,070	10,060	5.14%

Other assets	94,928			48,096

Total assets	$1,199,866			$828,166

Liabilities and shareholders’ equity:
Savings	$141,526	44	0.12%	$81,413	16	0.08%
Super Now deposits	163,422	177	0.43%	120,135	158	0.52%
Money market deposits	207,684	144	0.28%	151,307	173	0.45%
Time deposits	238,551	490	0.81%	171,245	555	1.29%
Total interest-bearing deposits	751,183	855	0.45%	524,100	902	0.68%

Short-term borrowings	20,568	16	0.31%	18,607	38	0.81%
Long-term borrowings, FHLB	70,750	479	2.65%	65,517	637	3.80%
Total borrowings	91,318	495	2.12%	84,124	675	3.14%

Total interest-bearing liabilities	842,501	1,350	0.63%	608,224	1,577	1.02%

Demand deposits	214,897			116,582
Other liabilities	17,513			11,355
Shareholders’ equity	124,955			92,005

Total liabilities and shareholders’ equity	$1,199,866			$828,166
Interest rate spread			3.92%			4.12%
Net interest income/margin		$11,297	4.07%		$8,483	4.34%

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

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$22,069	$761	4.61%	$21,977	$909	5.52%
All other loans	623,047	22,754	4.88%	436,921	18,354	5.61%
Total loans	645,116	23,515	4.87%	458,898	19,263	5.61%

Fed funds sold	152	—	—%	—	—	—%

Taxable securities	174,977	4,714	3.59%	157,791	4,747	4.01%
Tax-exempt securities	119,799	5,383	5.99%	131,306	6,253	6.35%
Total securities	294,776	10,097	4.57%	289,097	11,000	5.07%

Interest-bearing deposits	7,628	14	0.25%	8,098	4	0.07%

Total interest-earning assets	947,672	33,626	4.74%	756,093	30,267	5.34%

Other assets	69,942			49,702

Total assets	$1,017,614			$805,795

Liabilities and shareholders’ equity:
Savings	$111,242	96	0.12%	$78,180	44	0.08%
Super Now deposits	150,220	521	0.46%	116,205	452	0.52%
Money market deposits	174,991	408	0.31%	143,878	580	0.54%
Time deposits	200,688	1,381	0.92%	173,578	1,721	1.32%
Total interest-bearing deposits	637,141	2,406	0.50%	511,841	2,797	0.73%

Short-term borrowings	21,235	63	0.40%	19,293	100	0.69%
Long-term borrowings, FHLB	72,607	1,480	2.69%	62,701	1,877	3.93%
Total borrowings	93,842	1,543	2.17%	81,994	1,977	3.17%

Total interest-bearing liabilities	730,983	3,949	0.72%	593,835	4,774	1.07%

Demand deposits	161,948			112,464
Other liabilities	15,208			11,258
Shareholders’ equity	109,475			88,238

Total liabilities and shareholders’ equity	$1,017,614			$805,795
Interest rate spread			4.02%			4.27%
Net interest income/margin		$29,677	4.19%		$25,493	4.51%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2013	2012	2013	2012
Total interest income	$11,979	$9,267	$31,537	$27,832
Total interest expense	1,350	1,577	3,949	4,774
Net interest income	10,629	7,690	27,588	23,058
Tax equivalent adjustment	668	793	2,089	2,435
Net interest income (fully taxable equivalent)	$11,297	$8,483	$29,677	$25,493

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013 vs. 2012			2013 vs. 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$(3)	$(36)	$(39)	$1	$(149)	$(148)
All other loans	3,878	(988)	2,890	5,794	(1,394)	4,400
Fed funds sold	—	—	—	—	—	—
Taxable investment securities	198	(141)	57	318	(351)	(33)
Tax-exempt investment securities	(312)	(14)	(326)	(530)	(340)	(870)
Interest bearing deposits	—	5	5	—	10	10
Total interest-earning assets	3,761	(1,174)	2,587	5,583	(2,224)	3,359

Interest expense:
Savings deposits	16	12	28	22	30	52
Super Now deposits	50	(31)	19	98	(29)	69
Money market deposits	102	(131)	(29)	152	(324)	(172)
Time deposits	177	(242)	(65)	121	(461)	(340)
Short-term borrowings	4	(26)	(22)	1	(38)	(37)
Long-term borrowings, FHLB	46	(204)	(158)	216	(613)	(397)
Total interest-bearing liabilities	395	(622)	(227)	610	(1,435)	(825)
Change in net interest income	$3,366	$(552)	$2,814	$4,973	$(789)	$4,184

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2013, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $7,617,000 at December 31, 2012 to $9,630,000 at September 30, 2013.  The increase in the allowance for loan losses was augmented by net loan recoveries of $338,000 for the nine months ended September 30, 2013.  The primary driver of the loan recoveries for the period was one large recovery of a construction real-

estate loan that supplemented the provision for loan losses during the nine months ended September 30, 2013.  At September 30, 2013 and December 31, 2012, the allowance for loan losses to total loans was 1.19% and 1.49%, respectively.  The ratio was impacted by the growth in the loan portfolio due to the acquisition of Luzerne and the related purchase accounting adjustments.

The provision for loan losses totaled $600,000 and $600,000 for the three months ended September 30, 2013 and 2012 and $1,675,000 and $1,800,000 for the nine months ended September 30, 2013 and 2012.  The amount of the provision for loan losses was the result of several factors, including but not limited to, a ratio of nonperforming loans to total loans of 0.75% at September 30, 2013 and a ratio of the allowance for loan losses to nonperforming loans of 158.81% at September 30, 2013.  The large increase in the provision for residential real estate loans was due to the growth of the home equity portfolio while the large decrease in the provision for construction real estate loans was due to a large recovery.

Nonperforming loans decreased to $6,064,000 at September 30, 2013 from $12,041,000 at September 30, 2012 due to several partial charge-offs and the payoff of a large construction loan that was on non-accrual.  Internal loan review and analysis and the continued uncertainty surrounding the economy, coupled with the ratios noted previously, dictated that the provision for loan losses was at a level of $1,675,000 for the nine months ended September 30, 2013  The change in level of provision for loan losses did not equate to the change in nonperforming loans due to the economic situation and substantial growth in the loan portfolio.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
September 30, 2013	$231	$5,833	$6,064
June 30, 2013	8	6,507	6,515
March 31, 2013	37	9,022	9,059
December 31, 2012	351	11,355	11,706
September 30, 2012	654	11,387	12,041

Non-interest Income

Total non-interest income for the three months ended September 30, 2013 compared to the same period in 2012 increased $71,000 to $2,842,000.  Excluding net securities gains/losses, non-interest income for the three months ended September 30, 2013 increased $521,000 compared to the 2012 period due in part to the acquisition of Luzerne.  The increase in service charges and bank-owned life insurance was driven by the acquisition of Luzerne. Insurance commissions declined as a shift in product mix towards managed money is occurring and the length of time of the sales cycle related to investment products typically takes to complete.  Other income increased as debit and credit card related income continues to build as debit cards continue to gain in popularity, while an increasing number of merchants utilize our merchant card services.

Total non-interest income for the nine months ended September 30, 2013 compared to the same period in 2012 increased $1,295,000.  Excluding net securities gains, non-interest income increased $244,000 compared to the 2012 period.   Gain on sale of loans increased as the level of real estate transactions processed has increased over the past year.  The increase in number of transactions processed is a direct result of our strategy to increase the number of mortgage originators within our market area, while also hiring additional mortgage originators to expand our market area.  Insurance commissions decreased due to several large bonuses that were received during the first quarter of 2012.  The increase in other income due to increased debit and credit card related income was limited due to a partial write down of other real estate owned.

Non-interest income composition for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended
	September 30, 2013		September 30, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$671	23.61%	$489	17.65%	$182	37.22%
Securities (losses) gains, net	(3)	(0.11)	447	16.13	(450)	(100.67)
Bank-owned life insurance	199	7.00	138	4.98	61	44.20
Gain on sale of loans	551	19.39	527	19.02	24	4.55
Insurance commissions	286	10.06	295	10.65	(9)	(3.05)
Brokerage commissions	250	8.80	239	8.63	11	4.60
Other	888	31.25	636	22.94	252	39.62
Total non-interest income	$2,842	100.00%	$2,771	100.00%	$71	2.56%

	Nine Months Ended
	September 30, 2013		September 30, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,651	18.12%	$1,394	17.84%	$257	18.44%
Securities (losses) gains, net	2,257	24.77	1,206	15.43	1,051	87.15
Bank-owned life insurance	481	5.28	539	6.90	(58)	(10.76)
Gain on sale of loans	1,204	13.22	1,053	13.47	151	14.34
Insurance commissions	797	8.75	1,053	13.47	(256)	(24.31)
Brokerage commissions	797	8.75	698	8.93	99	14.18
Other	1,923	21.11	1,872	23.96	51	2.72
Total non-interest income	$9,110	100.00%	$7,815	100.00%	$1,295	16.57%

Non-interest Expense

Total non-interest expense increased $3,517,000 for the three months ended September 30, 2013 compared to the same period of 2012 due in part to the acquisition of Luzerne.  The increase in salaries and employee benefits was attributable to increases in salaries and pension expense.  Other expenses increased primarily due to increased fees related to providing debit card services and expenses of $684,000 related to the acquisition of Luzerne.

Total non-interest expense increased $5,526,000 for the nine months ended September 30, 2013 compared to the same period of 2012.  The increase in non-interest expense for the nine months ended is primarily the result of the same items noted in the three month discussion including $1,307,000 in one time expenses related to the acquisition of Luzerne.

Non-interest expense composition for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended
	September 30, 2013		September 30, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,515	50.31%	$2,939	53.85%	$1,576	53.62%
Occupancy	554	6.17	317	5.81	237	74.76
Furniture and equipment	422	4.70	355	6.50	67	18.87
Pennsylvania shares tax	225	2.51	169	3.10	56	33.14
Amortization of investment in limited partnerships	165	1.84	165	3.02	—	—
Federal Deposit Insurance Corporation deposit insurance	173	1.93	111	2.03	62	55.86
Marketing	156	1.74	132	2.42	24	18.18
Intangible amortization	91	1.01	—	—	91	N/A
Other	2,674	29.79	1,270	23.27	1,404	110.55
Total non-interest expense	$8,975	100.00%	$5,458	100.00%	$3,517	64.44%

	Nine Months Ended
	September 30, 2013		September 30, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$11,025	50.59%	$8,806	54.14%	$2,219	25.20%
Occupancy	1,302	5.97	963	5.92	339	35.20
Furniture and equipment	1,242	5.70	1,058	6.50	184	17.39
Pennsylvania shares tax	617	2.83	505	3.10	112	22.18
Amortization of investment in limited partnerships	496	2.28	496	3.05	—	—
Federal Deposit Insurance Corporation deposit insurance	421	1.93	349	2.15	72	20.63
Marketing	371	1.70	405	2.49	(34)	(8.40)
Intangible amortization	122	0.56	—	—	122	N/A
Other	6,195	28.44	3,683	22.65	2,512	68.21
Total non-interest expense	$21,791	100.00%	$16,265	100.00%	$5,526	33.97%

Provision for Income Taxes

Income taxes decreased $86,000 for the three months ended September 30, 2013 and increased $589,000 for the nine months ended September 30, 2013 compared to the same periods of 2012.  The primary cause of the changes in tax expense for the three and nine months ended September 30, 2013 compared to 2012 is the impact of security gains and losses.  Excluding the impact of the net securities gains, the effective tax rate for the three and nine ended September 30, 2013 was 16.70% and 17.09% compared to 14.76% and 14.17% for the same periods of 2012.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $17,902,000 from $15,142,000 at December 31, 2012 to $33,044,000 at September 30, 2013 primarily as a result of the following activities during the nine months ended September 30, 2013:

Loans Held for Sale

Activity regarding loans held for sale resulted in loan originations trailing sale proceeds, less $1,204,000 in realized gains, by $2,186,000 for the nine months ended September 30, 2013.

Loans

Gross loans increased $293,931,000 since December 31, 2012 as Luzerne provided approximately $254,000,000 of the increase concentrated in the commercial real estate and commercial and agricultural segments of the portfolio.  The increase in residential real estate was due primarily to an emphasis on home equity products.

The allocation of the loan portfolio, by category, as of September 30, 2013 and December 31, 2012 is presented below:

	September 30, 2013		December 31, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial and agricultural	$105,179	13.05%	$48,455	9.46%	$56,724	117.07%
Real estate mortgage:
Residential	381,680	47.36	252,142	49.22	129,538	51.38%
Commercial	287,415	35.65	182,031	35.54	105,384	57.89%
Construction	18,093	2.24	20,067	3.92	(1,974)	(9.84)%
Installment loans to individuals	14,681	1.82	10,659	2.08	4,022	37.73%
Net deferred loan fees and discounts	(885)	(0.11)	(1,122)	(0.22)	237	(21.12)%
Gross loans	$806,163	100.01%	$512,232	100.00%	$293,931	57.38%

The following table shows the amount of accrual and non-accrual TDRs at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial and agricultural	$447	$—	$447	$485	$—	$485
Real estate mortgage:
Residential	608	413	1,021	710	321	1,031
Commercial	6,393	3,079	9,472	5,172	3,424	8,596
Construction	12	1,049	1,061	13	6,077	6,090
Installment loans to individuals	7	—	7	15	—	15
	$7,467	$4,541	$12,008	$6,395	$9,822	$16,217

Investments

The fair value of the investment securities portfolio at September 30, 2013 decreased $3,933,000 since December 31, 2012 as the net unrealized gain of $15,400,000 within the portfolio at December 31, 2012 was decreased to a net unrealized loss of $1,211,000 at September 30, 2013. The amortized cost of the portfolio increased $12,678,000 primarily due to the acquisition of Luzerne.  The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 94% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact financial sector stock pricing.  The amortized cost of the equity securities portfolio has decreased $431,000 to $10,059,000 at September 30, 2013 from $10,490,000 at December 31, 2012 while the fair value decreased $36,000 over the same time period.

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

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at September 30, 2013 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS)
U.S. Government and agency securities	$26,236	$26,905	$—	$—	$4,027	$3,864	$30,263	$30,769
State and political securities	142,230	140,792	900	917	5,451	5,163	148,581	146,872
Other debt securities	91,894	90,626	5,797	5,499	—	—	97,691	96,125
Total debt securities AFS	$260,360	$258,323	$6,697	$6,416	$9,478	$9,027	$276,535	$273,766

Financing Activities

Deposits

Total deposits increased $333,495,000 from December 31, 2012 to September 30, 2013 with the acquisition of Luzerne providing approximately $280,000,000 of the increase.  The growth was led by an increase in non-interest bearing deposits accounts from December 31, 2012 to September 30, 2013 of 87.36% as Luzerne provided approximately $85,000,000 of the $100,421,000 increase.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios.  The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.  Over the past year and through the first nine months of 2013, time deposits, excluding the impact of the Luzerne acquisition, have decreased as we have taken a position of using these accounts as complementary accounts to core deposits.  To facilitate this strategy we are actively working single product time deposit relationships to create a solid relationship through the addition of other products to the customer’s portfolio.

Deposit balances and their changes for the periods being discussed follow:

	September 30, 2013		December 31, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$215,374	22.08%	$114,953	17.90%	$100,421	87.36%
NOW accounts	169,974	17.42	130,454	20.32	39,520	30.29
Money market deposits	209,469	21.47	144,722	22.54	64,747	44.74
Savings deposits	142,193	14.58	82,546	12.86	59,647	72.26
Time deposits	238,511	24.45	169,351	26.38	69,160	40.84
	$975,521	100.00%	$642,026	100.00%	$333,495	51.94%

Borrowed Funds

Total borrowed funds decreased 21.62% or $23,672,000 to $85,810,000 at September 30, 2013 compared to $109,482,000 at December 31, 2012.  Long-term borrowings decreased due to a FHLB borrowings that matured during 2013 at an average rate of 3.94%.

	September 30, 2013		December 31, 2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$16,236	14.83%	$(16,236)	(100.00)%
Securities sold under agreement to repurchase	15,060	17.55	16,968	15.50	(1,908)	(11.24)%
Total short-term borrowings	15,060	17.55	33,204	30.33	(18,144)	(54.64)
Long-term borrowings, FHLB	70,750	82.45	76,278	69.67	(5,528)	(7.25)
Total borrowed funds	$85,810	100.00%	$109,482	100.00%	$(23,672)	(21.62)%

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

Capital ratios as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$115,264	13.19%	$85,377	14.97%
For Capital Adequacy Purposes	69,899	8.00	45,641	8.00
To Be Well Capitalized	87,374	10.00	57,051	10.00
Tier I Capital (to Risk-weighted Assets)
Actual	$104,901	12.01%	$77,717	13.62%
For Capital Adequacy Purposes	34,950	4.00	22,820	4.00
To Be Well Capitalized	52,424	6.00	34,231	6.00
Tier I Capital (to Average Assets)
Actual	$104,901	8.96%	$77,717	9.47%
For Capital Adequacy Purposes	46,834	4.00	32,818	4.00
To Be Well Capitalized	58,543	5.00	41,022	5.00

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

The following liquidity measures are monitored for compliance and were within the limits cited at September 30, 2013:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a total current maximum borrowing capacity at the FHLB of $443,482,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $32,013,000.  Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $70,750,000 as of September 30, 2013.

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

The following is a rate shock forecast for the twelve month period ending September 30, 2014 assuming a static balance sheet as of September 30, 2013.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$38,326	$39,986	$41,249	$41,781	$42,498	$43,152	$43,527
Change from static	(2,923)	(1,263)	—	532	1,249	1,903	2,278
Percent change from static	-7.09%	-3.06%	—	1.29%	3.03%	4.61%	5.52%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analysis or simulation analysis compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2012.  Additional information and details are provided in the “Liquidity and Interest Rate Sensitivity” section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

The Company completed its acquisition of Luzerne National Bank Corporation on June 1, 2013. As a result of the Luzerne National Bank Corporation acquisition, the Company has begun the process of evaluating the internal control processes of Luzerne National Bank Corporation, and integrating those processes into the Company’s existing control environment. Other than the Luzerne National Bank Corporation acquisition, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1 - July 31, 2013)	—	$—	—	76,776
Month #2 (August 1 - August 31, 2013)	—	—	—	76,776
Month #3 (September 1 - September 30, 2013)	—	—	—	76,776

On April 23, 2013, the Board of Directors extended the previously approved authorization to repurchase up to $197,000 shares, or approximately 5%, of the outstanding shares of the Company for an additional year to April 30, 2014.  To date, there have been $120,224 shares repurchased under this plan.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2013 and December 31, 2012; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2013 and 2012; (iii) the Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2013 and 2012; (iv) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	November 12, 2013	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2013	/s/ Brian L. Knepp
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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2013 and December 31, 2012; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2013 and 2012; (iii) the Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2013 and 2012; (iv) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.