Form 10-K
period 2013-12-31
PENNS WOODS BANCORP INC
filed 2014-03-14
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting stock held by non-affiliates of the registrant $201,693,520 at June 30, 2013.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2014
Common Stock, $8.33 Par Value	4,819,367 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 30, 2014 are incorporated by reference in Part III hereof.

PART I

ITEM 1	BUSINESS

A. General Development of Business and History

On January 7, 1983, Penns Woods Bancorp, Inc. (the “Company”) was incorporated under the laws of the Commonwealth of Pennsylvania as a bank holding company. Jersey Shore State Bank ("JSSB"), a Pennsylvania state-charted bank, became a wholly owned subsidiary of the Company and each outstanding share of JSSB common stock was converted into one share of Company common stock.  This transaction was approved by the shareholders of the JSSB on April 11, 1983 and was effective on July 12, 1983.  On June 1, 2013 the Company acquired Luzerne Bank ("Luzerne") with Luzerne operating as a subsidiary of the Company (JSSB and Luzerne, collectively referred to as the "Banks"). The Company’s two other wholly-owned subsidiaries are Woods Real Estate Development Company, Inc. and Woods Investment Company, Inc.  The Company’s business has consisted primarily of managing and supervising the Banks, and its principal source of income has been dividends paid by the Banks and Woods Investment Company, Inc.

The Banks are engaged in commercial and retail banking which includes the acceptance of time, savings, and demand deposits, the funding of commercial, consumer, and mortgage loans, and safe deposit services.  Utilizing a branch office network, ATMs, Internet, and telephone banking delivery channels, the Banks deliver their products and services to the communities they reside in.

In October 2000, JSSB acquired The M Group, Inc. D/B/A The Comprehensive Financial Group (“The M Group”). The M Group, which operates as a subsidiary of JSSB, offers insurance and securities brokerage services. Securities are offered by The M Group through ING Financial Partners, Inc., a registered broker-dealer.

Neither the Company nor the Banks anticipate that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on its competitive position.  The Banks are not dependent on a single customer or a few customers, the loss of whom would have a material effect on the business of the Banks.

JSSB employed 207 persons while Luzerne employed 84 persons as of December 31, 2013 in either a full-time or part-time capacity.  The Company does not have any employees.  The principal officers of the Banks also serve as officers of the Company.

Woods Investment Company, Inc., a Delaware holding company, maintains an investment portfolio that is managed for total return and to fund dividend payments to the Company.

Woods Real Estate Development Company, Inc. serves the Company through its acquisition and ownership of certain properties utilized by the Bank.

B. Regulation and Supervision

The Company is a registered bank holding company (that has made an election to be treated as a financial holding company) and, as such is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the “BHCA”) and to supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”).  The Banks are also subject to the supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”), as their primary federal regulator and as the insurer of the Banks' deposits.  The Banks are also regulated and examined by the Pennsylvania Department of Banking (the “Department”).

The insurance activities of The M Group are subject to regulation by the insurance departments of the various states in which The M Group, conducts business including principally the Pennsylvania Department of Insurance. The securities brokerage activities of The M Group are subject to regulation by federal and state securities commissions.

The FRB has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.  As a result, the FRB, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to the Banks during periods of financial stress or adversity.  The BHCA requires the Company to secure the prior approval of the FRB before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of 5% or more of any voting shares of any bank.  Such a transaction would also require approval of the Department.

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

In addition to the risk-based capital guidelines, the FRB requires each bank holding company to comply with the leverage ratio, under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion.  All other bank holding companies are expected to maintain a leverage ratio of at least 4% to 5%. The Banks are subject to similar capital requirements adopted by the FDIC.

Dividends

Federal and state laws impose limitations on the payment of dividends by the Banks.  The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by the Banks to their additional paid-in capital.

In addition to the dividend restrictions described above, the banking regulators have the authority to prohibit or to limit the payment of dividends by the Banks if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the Banks.

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

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements are effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

C. Regulation of the Banks

The Banks are highly regulated by the FDIC and the Pennsylvania Department of Banking and Securities.  The laws that such agencies enforce limit the specific types of businesses in which the Banks may engage, and the products and services that the Banks may offer to customers.  Generally, these limitations are designed to protect the insurance fund of the FDIC and/or the customers of the Banks, and not the Banks or its shareholders.  From time to time, various types of new federal and state legislation have been proposed that could result in additional regulation of, and restrictions of, the business of the Banks. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect business of the Banks.  As a consequence of the extensive regulation of commercial banking activities in the United States, the Banks' business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.  Some of the major regulatory provisions that affect the business of the Banks are discussed briefly below.

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

Deposit Insurance

The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution was assessed is based upon a variety of factors that included the balance of insured deposits as well as the degree of risk the institution possessed to the insurance fund.  As a result of the enactment of the Emergency Economic Stabilization Act of 2008, the FDIC temporarily increased the amount of deposits it insures from $100,000 to $250,000. This increase has been made permanent. The Banks paid an insurance premium into the DIF based on the quarterly average daily deposit liabilities net of certain exclusions. The FDIC used a risk-based premium system that assessed higher rates on those institutions that posed a greater risk to the DIF. The rate for each institution within a risk category was adjusted depending upon different factors that either enhance or reduce the risk the institution poses to the DIF, including the unsecured debt, secured liabilities and brokered deposits related to each institution. Finally, certain risk multipliers were applied to the adjusted assessment.

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

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020.  In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates.  In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size.  Those new formulas began in the second quarter of 2011, but did not affect the Banks.  Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the insurance fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended.

Federal Home Loan Bank System

The Banks are a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2013, the Banks had $85,075,000 in FHLB advances.

As a member, the Banks are required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB.  At December 31, 2013, the Banks had $5,668,000 in stock of the FHLB which was in compliance with this requirement.

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

DESCRIPTION OF THE BANKS

History and Business

JSSB was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly owned subsidiary of the Company on July 12, 1983.

As of December 31, 2013, JSSB had total assets of $886,428,000; total shareholders’ equity of $73,891,000; and total deposits of $681,172,000. JSSB's deposits are insured by the FDIC for the maximum amount provided under current law.

Luzerne was acquired by the Company on June 1, 2013. As of December 31, 2013, Luzerne had total assets of $346,161,000; total shareholders’ equity of $43,665,000; and total deposits of $295,570,000. Luzerne's deposits are insured by the FDIC for the maximum amount provided under current law.

The Banks engage in business as commercial banks, doing business at locations in Lycoming, Clinton, Centre, Montour, and Luzerne Counties, Pennsylvania.  The Banks offer insurance, securities brokerage services, annuity and mutual fund investment products, and financial planning through the M Group.

Services offered by the Banks include accepting time, demand and savings deposits including Super NOW accounts, statement savings accounts, money market accounts, fixed rate certificates of deposit, and club accounts.  Their services also include making secured and unsecured business and consumer loans that include financing commercial transactions as well as construction and residential mortgage loans and revolving credit loans with overdraft protection.

The Banks' loan portfolio mix can be classified into three principal categories.  These are commercial and agricultural, real estate, and consumer.  Real estate loans can be further segmented into residential, commercial, and construction.  Qualified borrowers are defined by policy and our underwriting standards. Owner provided equity requirements range from 0% to 30% with a first lien status required.  Terms are generally restricted to between 10 and 30 years with the exception of construction and land development, which are limited to one to five years.  Real estate appraisals, property construction verifications, and site visitations comply with policy and industry regulatory standards.

Prospective residential mortgage customer’s repayment ability is determined from information contained in the application and recent income tax returns.  Emphasis is on credit, employment, income, and residency verification.  Broad hazard insurance is always required and flood insurance where applicable.  In the case of construction mortgages, builders risk insurance is requested.

Agricultural loans for the purchase or improvement of real estate must meet the Banks' real estate underwriting criteria.  Agricultural loans made for the purchase of equipment are usually payable in five years, but never more than ten, depending upon the useful life of the purchased asset. Minimum borrower equity ranges from 0% to 20% depending on the purpose.  Livestock financing criteria depends upon the nature of the operation. Agricultural loans are also made for crop production purposes.  Such loans are structured to repay within the production cycle and not carried over into a subsequent year.

Commercial loans are made for the acquisition and improvement of real estate, purchase of equipment, and for working capital purposes on a seasonal or revolving basis.  General purpose working capital loans are also available with repayment expected within one year.  Equipment loans are generally amortized over three to ten years. Insurance coverage with the Banks as loss payee is required, especially in the case where the equipment is rolling stock.  It is also a general policy to collateralize non-real estate loans with the asset purchased and, dependant upon loan terms, junior liens are filed on other available assets.  Financial information required on all commercial mortgages includes the most current three years balance sheets and income statements and projections on income to be developed through the project. In the case of corporations and partnerships, the principals are often asked to personally guaranty the entity’s debt.

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

Letter of Credit availability is usually limited to standbys where the customer is well known to the Banks.  The credit criteria is the same as that utilized in making a direct loan. Collateral is obtained in most cases.

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

Second mortgages are confined to equity borrowing and home improvements.  Terms are generally fifteen years or less and rates are fixed.  Loan to collateral value criteria is 90% or less and verifications are made to determine values.   Automobile financing is generally restricted to five years and done on a direct basis.  The Banks, as a practice, do not floor plan and therefore do not discount dealer paper.  Small loan requests are to accommodate personal needs such as debt consolidation or the purchase of small appliances.  Overdraft check lines are usually limited to $5,000 or less.

The Banks' investment portfolios are analyzed and priced on a monthly basis. Investments are made in U.S. Treasuries, U.S. Agency issues, bank qualified tax-exempt municipal bonds, taxable municipal bonds, corporate bonds, and corporate stocks which consist of Pennsylvania bank stocks.  Bonds with BAA or better ratings are used, unless a local issue is purchased that has a lesser or no rating.  Factors taken into consideration when investments are purchased include liquidity, the Company’s tax position, tax equivalent yield, third party investment ratings, and the policies of the Asset/Liability Committee.

The banking environment in Lycoming, Clinton, Centre, Montour, and Luzerne Counties, Pennsylvania is highly competitive.  The Banks operate twenty-one full service offices in these markets and competes for loans and deposits with numerous commercial banks, savings and loan associations, and other financial institutions. The economic base of the region is developed around small business, health care, educational facilities (college and public schools), light manufacturing industries, and agriculture.

The Banks have a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors, excluding public entities that account for approximately 15% of total deposits.  Although the Banks have regular opportunities to bid on pools of funds of $100,000 or more in the hands of municipalities, hospitals, and others, it does not rely on these monies to fund loans or intermediate or longer-term investments.

The Banks have not experienced any significant seasonal fluctuations in the amount of its deposits.

Supervision and Regulation

As referenced elsewhere, the banking business is highly regulated, and the Banks are only able to engage in business activities, and to provide products and services, that are permitted by applicable law and regulation.  In addition, the earnings of the Banks are affected by the policies of regulatory authorities including the FDIC and the FRB. An important function of the FRB is to regulate the money supply and interest rates.  Among the instruments used to implement these objectives are open market operations in U.S. Government Securities, changes in reserve requirements against member bank deposits, and limitations on interest rates that member banks may pay on time and savings deposits.  These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments on deposits, and their use may also affect interest rates charged on loans or paid for deposits.

The policies and regulations of the FRB have had and will probably continue to have a significant effect on the Bank’s deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Banks' operation in the future. The effect of such policies and regulations upon the future business and earnings of the Banks cannot accurately be predicted.

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

In addition, some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on federally insured financial institutions.  As a result, those non-bank competitors may be able to access funding and provide various services more easily or at less cost than we can, adversely affecting our ability to compete effectively.

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

In response to the financial crisis that commenced in 2008, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts.  The Dodd-Frank Act provides for the creation of a consumer protection division at the Board of Governors of the Federal Reserve System that will have broad authority to issue regulations governing the services and products we provide consumers.  This additional regulation could increase our compliance costs and otherwise adversely impact our operations.  That legislation also contains provisions that, over time, could result in higher regulatory capital requirements (including through the implementation of the capital standards of Basel III) and loan loss provisions for the Banks, and may increase interest expense due to the ability granted in July 2011 to pay interest on all demand deposits.  In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.  These proposals could result in credit losses or increased expense in pursuing our remedies as a creditor.  Recent regulatory changes impose limits on our ability to charge overdraft fees, which may decrease our non-interest income as compared to more recent prior periods.

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

We may fail to realize all of the anticipated benefits of the merger of Luzerne National Bank Corporation

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

The Company owns and leases its properties.  Listed herewith are the locations of properties owned or leased as of December 31, 2013, in which the banking offices are located; all properties are in good condition and adequate for the Company's purposes:

Jersey Shore State Bank & Subsidiaries
Office	Address	Ownership
Main Street	115 South Main Street	Owned
P.O. Box 5098
Jersey Shore, Pennsylvania 17740

Bridge Street	112 Bridge Street	Owned
Jersey Shore, Pennsylvania 17740

DuBoistown	2675 Euclid Avenue	Owned
Williamsport, Pennsylvania 17702

Williamsport	300 Market Street	Owned
P.O. Box 967
Williamsport, Pennsylvania 17703-0967

Montgomery	9094 Rt. 405 Highway	Owned
Montgomery, Pennsylvania 17752

Lock Haven	4 West Main Street	Owned
Lock Haven, Pennsylvania 17745

Mill Hall	(Inside Wal-Mart), 173 Hogan Boulevard	Under Lease
Mill Hall, Pennsylvania 17751

Spring Mills	3635 Penns Valley Road, P.O. Box 66	Owned
Spring Mills, Pennsylvania 16875

Centre Hall	2842 Earlystown Road	Land Under Lease
Centre Hall, Pennsylvania 16828

Zion	100 Cobblestone Road	Under Lease
Bellefonte, Pennsylvania 16823

State College	2050 North Atherton Street	Land Under Lease
State College, Pennsylvania 16803

Montoursville	820 Broad Street	Under Lease
Montoursville, Pennsylvania 17754

Danville	606 Continental Boulevard	Under Lease
Danville, Pennsylvania 17821

The M Group, Inc.	705 Washington Boulevard	Under Lease
D/B/A The Comprehensive	Williamsport, Pennsylvania 17701
Financial Group

Luzerne Bank
Office	Address	Ownership
Dallas	509 Main Road	Owned
Memorial Highway
Dallas, PA 16812

Lake	Corners of Rt. 118 & 415	Owned
Dallas, PA 18612

Hazle Twp.	10 Dessen Drive	Owned
Hazle Twp., PA 18202

Luzerne	118 Main Street	Owned
Luzerne, PA 18709

Plains	1077 Hwy. 315	Under Lease
Wilkes Barre, PA 18702

Swoyersville	801 Main Street	Owned
Swoyersville, PA 18704

Wilkes-Barre	67 Public Square	Under Lease
Wilkes-Barre, PA 18701

Wyoming	324 Wyoming Ave.	Owned
Wyoming, PA 18644

ITEM 3	LEGAL PROCEEDINGS

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

The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “PWOD”.  The following table sets forth (1) the quarterly high and low closing sale prices for a share of the Company’s Common Stock during the periods indicated, and (2) quarterly dividends on a share of the common stock with respect to each quarter since January 1, 2011.  The following quotations represent prices between buyers and sellers and do not include retail markup, markdown or commission.  They may not necessarily represent actual transactions.

	Price Range		Dividends
	High	Low	Declared
2013
First quarter	$41.45	$38.50	$0.72
Second quarter	41.86	39.44	0.47
Third quarter	49.89	42.76	0.47
Fourth quarter	53.99	47.03	0.47
2012
First quarter	$41.67	$36.20	$0.47
Second quarter	39.90	36.72	0.47
Third quarter	44.60	37.78	0.47
Fourth quarter	45.27	37.16	0.47
2011
First quarter	$40.08	$35.46	$0.46
Second quarter	39.30	33.33	0.46
Third quarter	36.56	31.07	0.46
Fourth quarter	39.30	32.01	0.46

The Jersey Shore State Bank has paid cash dividends since 1941.  The Company has paid dividends since the effective date of its formation as a bank holding company.  It is the present intention of the Company’s board of directors to continue the dividend payment policy; however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors relevant at the time the board of directors of the Company considers dividend policy.  Cash available for dividend distributions to shareholders of the Company primarily comes from dividends paid by the Jersey Shore State Bank and Luzerne Bank to the Company. Therefore, the restrictions on the Banks' dividend payments are directly applicable to the Company.  See also the information appearing in Note 19 to “Notes to Consolidated Financial Statements” for additional information related to dividend restrictions.

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

As of March 1, 2014, the Company had approximately 1,431 shareholders of record.

Following is a schedule of the shares of the Company’s common stock purchased by the Company during the fourth quarter of 2013.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1 - October 31, 2013)	—	$—	—	76,776
Month #2 (November 1 - November 30, 2013)	—	—	—	76,776
Month #3 (December 1 - December 31, 2013)	—	—	—	76,776

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

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Penns Woods Bancorp, Inc.	100.00	149.99	194.50	199.37	201.92	288.87
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
NASDAQ Bank	100.00	83.70	95.55	85.52	101.50	143.84

ITEM 6	SELECTED FINANCIAL DATA

The following table sets forth certain financial data for each of the years in the five-year period ended December 31, 2013:

(In Thousands, Except Per Share Data Amounts)	2013	2012	2011	2010	2009
Consolidated Statement of Income Data:
Interest income	$43,299	$37,107	$36,376	$36,362	$36,191
Interest expense	5,264	6,211	7,656	9,868	12,398
Net interest income	38,035	30,896	28,720	26,494	23,793
Provision for loan losses	2,275	2,525	2,700	2,150	917
Net interest income after provision for loan losses	35,760	28,371	26,020	24,344	22,876
Noninterest income	12,042	10,100	8,219	7,459	2,287
Noninterest expense	30,267	22,023	19,964	19,492	19,812
Income before income tax provision (benefit)	17,535	16,448	14,275	12,311	5,351
Income tax provision (benefit)	3,451	2,598	1,913	1,382	(742)
Net income	$14,084	$13,850	$12,362	$10,929	$6,093

Consolidated Balance Sheet at End of Period:
Total assets	$1,211,995	$856,535	$763,953	$691,688	$676,204
Loans	818,344	512,232	435,959	415,557	405,529
Allowance for loan losses	(10,144)	(7,617)	(7,154)	(6,035)	(4,657)
Deposits	973,002	642,026	581,664	517,508	497,287
Long-term debt	71,202	76,278	61,278	71,778	86,778
Shareholders’ equity	127,815	93,726	80,460	66,620	66,916

Per Share Data:
Earnings per share - basic	$3.19	$3.61	$3.22	$2.85	$1.59
Earnings per share - diluted	3.19	3.61	3.22	2.85	1.59
Cash dividends declared	2.13	1.88	1.84	1.84	1.84
Book value	26.52	24.42	20.97	17.37	17.45
Number of shares outstanding, at end of period	4,819,333	3,838,516	3,837,081	3,835,157	3,834,114
Weighted average number of shares outstanding - basic	4,410,626	3,837,751	3,836,036	3,834,255	3,832,789

Selected Financial Ratios:
Return on average shareholders’ equity	12.36%	15.36%	16.60%	15.30%	9.66%
Return on average total assets	1.32%	1.70%	1.69%	1.56%	0.92%
Net interest margin	4.13%	4.45%	4.70%	4.57%	4.40%
Dividend payout ratio	66.77%	52.08%	57.10%	64.56%	115.74%
Average shareholders’ equity to average total assets	10.70%	11.04%	10.18%	10.19%	9.50%
Loans to deposits, at end of period	84.11%	79.78%	74.95%	80.30%	81.55%

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 34%.  The tax equivalent adjustments to net interest income for 2013, 2012, and 2011 were $2,730,000, $3,203,000, and $3,122,000, respectively.

2013 vs. 2012

Reported net interest income increased $7,139,000 or 23.11% to $38,035,000 for the year ended December 31, 2013 compared to the year ended December 31, 2012, although the yield on earning assets decreased to 4.66% from 5.25%.  The acquisition of Luzerne was a primary driver for the increase. On a tax equivalent basis, the change in net interest income was an increase of $6,666,000 or 19.55% to $40,765,000 for the year ended December 31, 2013 compared to the year ended December 31, 2012.  Total interest income increased $6,192,000 as the impact of growth in the average balance of the loan and investment portfolios was offset by a decline in the portfolio yields caused by the prolonged low interest rate cycle enacted by the Federal Open Markets Committee (“FOMC”). Interest income recognized on the loan portfolio increased $6,934,000 due to a $216,902,000 increase in the average balance in the loan portfolio which was partially offset by interest rates repricing downward.  Interest and dividend income generated from the investment portfolio and interest bearing cash deposits decreased $1,215,000.  The decrease was driven by a decrease in yield of 47 basis points ("bp") for the investment portfolio.

Interest expense decreased $947,000 to $5,264,000 for the year ended December 31, 2013 compared to 2012.  Leading the decrease in interest expense was a decline of 11.63% or $424,000 related to deposits.  The FOMC actions noted previously, Luzerne acquisition, together with a strategic focus on core deposits led to a 23 bp decline in the rate paid on interest-bearing deposits from 0.71% for the year ended December 31, 2012 to 0.48% for the year ended December 31, 2013.  Leading the significant decline in interest-bearing deposit expense was a decline in the cost of time deposits of 41 bp’s and a decline in the cost of money market deposits of 21 bp’s.  The overall growth in average deposit balances of $149,381,000 was the primary funding source for the growth in the average loans of $216,902,000.

2012 vs. 2011

Reported net interest income increased $2,176,000 or 7.58% to $30,896,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011, although the yield on earning assets decreased to 5.25% from 5.82% respectively.  On a tax equivalent basis, the change in net interest income was an increase of $2,257,000 or 7.09% to $34,099,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011.  Total interest income increased $731,000 as the impact of growth in the average balance of the loan and investment portfolios was offset by a decline in the portfolio yields caused by the prolonged low interest rate cycle enacted by the Federal Open Markets Committee (“FOMC”). Interest income recognized on the loan portfolio increased $185,000 due to a $44,768,000 increase in the average balance in the loan portfolio which was partially offset by interest rates repricing downward.  Interest and dividend income generated from the investment portfolio and interest bearing cash deposits increased $546,000.  The increase was driven by portfolio growth, which more than compensated for a decrease in yield of 70 basis points (“bp”).

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

	2013			2012			2011
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$24,934	$1,056	4.24%	$23,857	$1,195	5.01%	$20,267	$1,213	5.99%
All other loans	662,394	31,656	4.78%	446,569	24,583	5.50%	405,391	24,386	6.02%
Total loans	687,328	32,712	4.76%	470,426	25,778	5.48%	425,658	25,599	6.01%

Fed funds sold	226	—	—%	—	—	—%	—	—	—%

Taxable securities	176,674	6,326	3.58%	158,765	6,298	3.97%	130,647	5,926	4.54%
Tax-exempt securities	116,697	6,973	5.98%	131,637	8,226	6.25%	113,184	7,970	7.04%
Total securities	293,371	13,299	4.53%	290,402	14,524	5.00%	243,831	13,896	5.70%

Interest-bearing deposits	6,946	18	0.26%	6,621	8	0.12%	9,074	3	0.03%

Total interest-earning assets	987,871	46,029	4.66%	767,449	40,310	5.25%	678,563	39,498	5.82%

Other assets	76,593			49,070			53,207

Total assets	$1,064,464			$816,519			$731,770

Liabilities and shareholders’ equity:
Savings	$118,125	140	0.12%	$78,724	65	0.08%	$70,178	121	0.17%
Super Now deposits	154,131	687	0.45%	118,515	610	0.51%	88,556	473	0.53%
Money market deposits	183,460	548	0.30%	145,339	734	0.51%	121,458	1,063	0.88%
Time deposits	209,517	1,846	0.88%	173,274	2,236	1.29%	179,336	2,909	1.62%
Total interest-bearing deposits	665,233	3,221	0.48%	515,852	3,645	0.71%	459,528	4,566	0.99%

Short-term borrowings	22,281	81	0.38%	20,961	137	0.65%	18,117	202	1.11%
Long-term borrowings	72,140	1,962	2.68%	64,994	2,429	3.68%	69,879	2,888	4.08%
Total borrowings	94,421	2,043	2.14%	85,955	2,566	2.94%	87,996	3,090	3.47%

Total interest-bearing liabilities	759,654	5,264	0.69%	601,807	6,211	1.03%	547,524	7,656	1.39%

Demand deposits	174,909			113,431			99,917
Other liabilities	15,962			11,126			9,852
Shareholders’ equity	113,939			90,155			74,477

Total liabilities and shareholders’ equity	$1,064,464			$816,519			$731,770
Interest rate spread			3.97%			4.22%			4.43%
Net interest income/margin		$40,765	4.13%		$34,099	4.45%		$31,842	4.70%

·                  Fees on loans are included with interest on loans as follows: 2013 - $610,000; 2012 - $356,000; 2011 - $306,000.
·                  Information on this table has been calculated using average daily balance sheets to obtain average balances.
·                  Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
·                  Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate.

Reconciliation of Taxable Equivalent Net Interest Income

(In Thousands)	2013	2012	2011
Total interest income	$43,299	$37,107	$36,376
Total interest expense	5,264	6,211	7,656
Net interest income	38,035	30,896	28,720
Tax equivalent adjustment	2,730	3,203	3,122
Net interest income (fully taxable equivalent)	$40,765	$34,099	$31,842

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

	Year Ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due To			Increase (Decrease) Due To
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$10	$(149)	$(139)	$93	$(111)	$(18)
Loans	8,074	(1,001)	7,073	1,236	(1,039)	197
Taxable investment securities	341	(313)	28	701	(329)	372
Tax-exempt investment securities	(905)	(348)	(1,253)	677	(421)	256
Interest-bearing deposits	—	10	10	—	5	5
Total interest-earning assets	7,520	(1,801)	5,719	2,707	(1,895)	812

Interest expense:
Savings deposits	40	35	75	1	(57)	(56)
Super Now deposits	110	(33)	77	139	(2)	137
Money market deposits	145	(331)	(186)	138	(467)	(329)
Time deposits	126	(516)	(390)	(95)	(578)	(673)
Short-term borrowings	—	(56)	(56)	2	(67)	(65)
Long-term borrowings	141	(608)	(467)	(100)	(359)	(459)
Total interest-bearing liabilities	562	(1,509)	(947)	85	(1,530)	(1,445)
Change in net interest income	$6,958	$(292)	$6,666	$2,622	$(365)	$2,257

PROVISION FOR LOAN LOSSES

2013 vs 2012

The provision for loan losses is based upon management’s quarterly review of the loan portfolio.  The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets served.  An external independent loan review is also performed annually for the Company.  Management remains committed to an aggressive program of problem loan identification and resolution.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2013, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance adequacy. The banking regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $7,617,000 at December 31, 2012 to $10,144,000 at December 31, 2013.  At December 31, 2013, the allowance for loan losses was 1.24% of total loans compared to 1.49% of total loans at December 31, 2012.

The provision for loan losses totaled $2,275,000 for the year ended December 31, 2013 compared to $2,525,000 for the year ended December 31, 2012.  The decrease in the provision was appropriate when considering the gross loan growth was concentrated in well collateralized real estate backed loans with the borrowers having strong underlying financial positions.  Net recoveries of $251,000 represented 0.04%% of average loans for the year ended December 31, 2013 compared to net charge-offs of $2,062,000 or 0.44% of average loans for the year ended December 31, 2012.  In addition, nonperforming loans decreased $2,028,000 to $9,678,000 at December 31, 2013 compared to December 31, 2012 as a nonperforming commercial loan was paid-off during 2013.  The nonperforming loans are in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses.  Internal loan review and analysis, coupled with the ratios noted previously, dictated a decrease in the provision for loan losses.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2012 vs 2011

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

NON-INTEREST INCOME

2013 vs. 2012

Total non-interest income increased $1,942,000 from the year ended December 31, 2012 to December 31, 2013.  Excluding net security gains, non-interest income increased $810,000 year over year.  Service charges increased primarily due to the impact of the Luzerne acquisition.  Earnings on bank-owned life insurance remained stable as the steady interest rate environment held crediting rates constant.  Insurance commissions decreased due to a change in commission rates coupled with a shift in products.  Management of The M Group continues to pursue new and build upon current relationships.  However, the sales cycle for insurance and investment products can take typically from six months to one year or more to complete.  The increase in other income was primarily due to increases in revenues from debit/credit card transactions and merchant card commissions as electronic payment methods continue to gain in popularity and an increasing number of merchants use our merchant card services.

	2013		2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$2,307	19.16%	$1,894	18.75%	$413	21.81%
Securities gains, net	2,417	20.07%	1,285	12.72%	1,132	88.09%
Bank owned life insurance	677	5.62%	670	6.63%	7	1.04%
Gain on sale of loans	1,438	11.94%	1,386	13.72%	52	3.75%
Insurance commissions	1,084	9.00%	1,357	13.44%	(273)	(20.12)%
Brokerage commissions	1,018	8.45%	912	9.03%	106	11.62%
Other	3,101	25.76%	2,596	25.71%	505	19.45%
Total non-interest income	$12,042	100.00%	$10,100	100.00%	$1,942	19.23%

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

	2012		2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,894	18.75%	$2,021	24.59%	$(127)	(6.28)%
Securities gains, net	1,285	12.72%	621	7.56%	664	106.92
Bank owned life insurance	670	6.63%	599	7.29%	71	11.85
Gain on sale of loans	1,386	13.72%	1,130	13.75%	256	22.65
Insurance commissions	1,357	13.44%	933	11.35%	424	45.44
Brokerage commissions	912	9.03%	997	12.13%	(85)	(8.53)
Other	2,596	25.71%	1,918	23.34%	678	35.35
Total non-interest income	$10,100	100.00%	$8,219	100.00%	$1,881	22.89%

NON-INTEREST EXPENSE

2013 vs. 2012

Total non-interest expenses increased $8,244,000 from the year ended December 31, 2012 to December 31, 2013.  The primary driver for all items was the acquisition of Luzerne that was effective as of June 1, 2013 and included $1,307,000 in one time expenses related to the acquisition. Salaries and employee benefits also increased due to routine annual salary increases and related costs. Intangible amortization of $213,000 is due in its entirety to the Luzerne acquisition.

	2013		2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$15,415	50.93%	$11,762	53.41%	$3,653	31.06%
Occupancy	1,905	6.29%	1,270	5.77%	635	50.00
Furniture and equipment	1,815	6.00%	1,452	6.59%	363	25.00
Pennsylvania shares tax	864	2.85%	674	3.06%	190	28.19
Amortization of investment in limited partnerships	661	2.18%	661	3.00%	—	—
FDIC deposit insurance	594	1.96%	468	2.13%	126	26.92
Marketing	517	1.71%	516	2.34%	1	0.19
Intangible amortization	213	0.70%	—	—%	213	—
Other	8,283	27.38%	5,220	23.70%	3,063	58.68
Total non-interest expense	$30,267	100.00%	$22,023	100.00%	$8,244	37.43%

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

	2012		2011		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$11,762	53.41%	$10,479	52.49%	$1,283	12.24%
Occupancy	1,270	5.77%	1,262	6.32%	8	0.63%
Furniture and equipment	1,452	6.59%	1,379	6.91%	73	5.29%
Pennsylvania shares tax	674	3.06%	689	3.45%	(15)	(2.18)%
Amortization of investment in limited partnerships	661	3.00%	661	3.31%	—	—%
FDIC deposit insurance	468	2.13%	525	2.63%	(57)	(10.86)%
Other	5,736	26.04%	4,969	24.89%	767	15.44%
Total non-interest expense	$22,023	100.00%	$19,964	100.00%	$2,059	10.31%

INCOME TAXES

2013 vs. 2012

The provision for income taxes for the year ended December 31, 2013 resulted in an effective income tax rate of 19.68% compared to 15.8.% for 2012.  This increase is primarily the result of increased pre-tax income which includes an increase in net securities gains of $1,132,000.

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

FINANCIAL CONDITION

INVESTMENTS

2013

The fair value of the investment portfolio decreased $704,000 from December 31, 2012 to December 31, 2013.  The decrease was primarily due to a change in the portfolio from having a net unrealized gain to the portfolio having an unrealized loss at December 31, 2013.  The increase in amortized cost was primarily the result of purchasing shorter-term corporate bonds.  These bonds were purchased due to their shorter maturity and ability to reduce the duration of the total investment portfolio during the continued period of low interest rates.  The municipal portfolio had the largest change in unrealized gains to an unrealized loss as the portfolio moved from an unrealized gain of $11,381,000 at December 31, 2012 to an unrealized loss of $3,326,000 at December 31, 2013 as uncertainty continued to cloud the environment.

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

The carrying amounts of investment securities are summarized as follows for the years ended December 31, 2013, 2012, and 2011:

	2013		2012
(In Thousands)	Balance	% Portfolio	Balance	% Portfolio
U.S. Government agency securities:
Available for sale	$9,923	3.44%	$3,495	1.21%
Mortgage-backed securities:
Available for sale	10,592	3.67%	16,895	5.84%
Asset-backed securities:
Available for sale	6,564	2.27%	5,450	1.88%
State and political securities (tax-exempt):
Available for sale	105,200	36.45%	128,804	44.52%
State and political securities (taxable):
Available for sale	36,595	12.68%	51,420	17.77%
Other bonds, notes and debentures:
Available for sale	106,773	37.00%	71,599	24.75%
Total bonds, notes and debentures	275,647	95.51%	277,663	95.97%
Financial institution equity securities:
Available for sale	10,662	3.69%	9,548	3.30%
Other equity securities:
Available for sale	2,303	0.80%	2,105	0.73%
Total equity securities	12,965	4.49%	11,653	4.03%
Total	288,612	100.00%	289,316	100.00%

The following table shows the maturities and repricing of investment securities, at amortized cost and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) at December 31, 2013:

(In Thousands)	Within One Year	After One But Within Five Years	After Five But Within Ten Years	After Ten Years	Amortized Cost Total
U.S. Government agencies:
AFS Amount	$—	$6,585	$3,404	$—	$9,989
Yield	—%	0.77%	2.77%	—%	1.45%
Mortgage-backed securities
AFS Amount	—	—	—	9,966	9,966
Yield	—%	—%	—%	4.72%	4.72%
Asset-backed securities
AFS Amount	—	—	4,738	1,962	6,700
Yield	—%	—%	1.65%	1.27%	1.54%
State and political subdivisions (tax-exempt):
AFS Amount	1,216	6,844	13,821	87,050	108,931
Yield	1.29%	3.27%	5.38%	9.45%	8.45%
State and political subdivisions (taxable):
AFS Amount	—	937	7,384	27,869	36,190
Yield	—%	3.04%	4.94%	5.80%	5.55%
Other bonds, notes, and debentures:
AFS Amount	2,240	27,045	73,169	6,485	108,939
Yield	2.26%	2.64%	3.25%	3.93%	3.12%
Total Amount	$3,456	$41,411	$102,516	$133,332	280,715
Total Yield	1.92%	2.46%	3.57%	7.94%	5.46%
Equity Securities					11,184
Total Investment Portfolio Value					$291,899
Total Investment Portfolio Yield					5.25%

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

The distribution of credit ratings by amortized cost and estimated fair value for the debt security portfolio at December 31, 2013 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government and agency securities	$9,989	$9,923	$—	$—	$—	$—	$—	$—	$9,989	$9,923
Mortgage-backed securities	9,966	10,592	—	—	—	—	—	—	9,966	10,592
Asset-backed securities	2,676	2,717	—	—	—	—	4,024	3,847	6,700	6,564
State and political securities	138,287	135,272	900	914	—	—	5,934	5,609	145,121	141,795
Other debt securities	96,848	95,217	12,091	11,556	—	—	—	—	108,939	106,773
Total debt securities	$257,766	$253,721	$12,991	$12,470	$—	$—	$9,958	$9,456	$280,715	$275,647

LOAN PORTFOLIO

2013

Gross loans of $818,344,000 at December 31, 2013 represented an increase of $306,112,000 from December 31, 2012. The primary driver of the increase was $254,057,000 in loans acquired from the acquisition of Luzerne as of June 1, 2013. The continued emphasis on well collateralized real estate loans accounted for the remaining majority of the overall increase in loans outstanding with home equity loan and lines leading the way. Successful campaigns to increase home equity, multifamily residential, and auto loans were undertaken during 2013 with the increase in residential and commercial being directly correlated to the campaigns.

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

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan at December 31, 2013, 2012, 2011, 2010, and 2009:

	2013		2012		2011		2010		2009
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Commercial and agricultural	$105,029	12.83%	$48,455	9.46%	$53,129	12.19%	$50,853	12.23%	$46,647	11.50%
Real estate mortgage:
Residential	399,781	48.86%	252,142	49.22%	179,383	41.15%	173,578	41.77%	174,346	43.00%
Commercial	282,476	34.52%	182,031	35.54%	164,288	37.68%	160,189	38.55%	152,209	37.53%
Construction	17,282	2.11%	20,067	3.92%	29,457	6.76%	22,545	5.43%	21,795	5.37%
Installment loans to individuals	14,647	1.79%	10,659	2.08%	11,297	2.59%	9,432	2.27%	11,549	2.85%
Net deferred loan fees and discounts	(871)	(0.11)%	(1,122)	(0.22)%	(1,595)	(0.37)%	(1,040)	(0.25)%	(1,017)	(0.25)%
Gross loans	$818,344	100.00%	$512,232	100.00%	$435,959	100.00%	$415,557	100.00%	$405,529	100.00%

The amounts of domestic loans at December 31, 2013 are presented below by category and maturity:

	Commercial and Agricultural	Real Estate			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Total
Loans with floating interest rates:
1 year or less	$14,048	$18,900	$16,698	$3,414	$2,219	$55,279
1 through 5 years	3,856	5,948	2,510	297	199	12,810
5 through 10 years	5,788	21,394	28,415	296	75	55,968
After 10 years	45,110	311,124	145,850	8,196	4,137	514,417
Total floating interest rate loans	68,802	357,366	193,473	12,203	6,630	638,474
Loans with predetermined interest rates:
1 year or less	8,390	2,611	2,804	1,125	511	15,441
1 through 5 years	14,101	13,931	27,347	2,515	6,965	64,859
5 through 10 years	6,217	11,559	18,422	268	334	36,800
After 10 years	7,519	14,314	40,430	1,171	207	63,641
Total predetermined interest rate loans	36,227	42,415	89,003	5,079	8,017	180,741
Total	$105,029	$399,781	$282,476	$17,282	$14,647	819,215
Net deferred loan fees and discounts						(871)
						$818,344

·                  The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.
·                  Scheduled repayments are reported in maturity categories in which the payment is due.

The Banks do not make loans that provide for negative amortization nor do any loans contain conversion features. The Banks do not have any foreign loans outstanding at December 31, 2013.

The following table shows the amount of accrual and nonaccrual TDRs at December 31, 2013 and 2012:

	2013			2012
(In Thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial and agricultural	$437	$—	$437	$485	$—	$485
Real estate mortgage:
Residential	603	118	721	710	321	1,031
Commercial	4,145	5,123	9,268	5,172	3,424	8,596
Construction	11	1,028	1,039	13	6,077	6,090
Installment loans to individuals	7	—	7	15	—	15
	$5,203	$6,269	$11,472	$6,395	$9,822	$16,217

ALLOWANCE FOR LOAN LOSSES

2013

The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio, as of the consolidated balance sheet date.  All loan losses are charged to the allowance and all recoveries are credited to it per the allowance method of providing for loan losses.  The allowance for loan losses is established through a provision for loan losses charged to operations.  The provision for loan losses is based upon management’s quarterly review of the loan portfolio.  The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets served. An external independent loan review is also performed annually for the Banks.  Management remains committed to an aggressive program of problem loan identification and resolution.

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

The allowance for loan losses increased from $7,617,000 at December 31, 2012 to $10,144,000 at December 31, 2013.  At December 31, 2013, the allowance for loan losses was 1.24% of total loans compared to 1.49% of total loans at December 31, 2012.  The decrease in the allowance for loan losses to total loans was the result of purchase accounting adjustment that were applied to the Luzerne loan portfolio. The increase in the allowance for loan losses was appropriate when considering the gross loan growth, level of commercial loans, declining impact of the Marcellus Shale natural gas exploration, and the continued uncertain economic environment.  Net loan recoveries of $251,000 augmented the allowance for loan losses and were the result of a large recovery on a commercial loan.  Management concluded that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date as noted in the provision for loan losses discussion.

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

2012

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

Allocation of The Allowance For Loan Losses

	December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Balance at end of period applicable to:
Commercial and agricultural	$474	4.67%	$361	4.74%	$418	5.84%	$443	7.34%	$566	12.15%
Real estate mortgage:
Residential	3,917	38.61%	1,954	25.65%	939	13.12%	908	15.04%	968	20.78%
Commercial	4,079	40.21%	3,831	50.30%	2,651	37.06%	1,435	23.78%	1,484	31.87%
Construction	741	7.30%	950	12.47%	2,775	38.79%	2,753	45.62%	1,396	29.98%
Installment loans to individuals	139	1.37%	144	1.89%	190	2.66%	179	2.97%	221	4.75%
Unallocated	794	7.84%	377	4.95%	181	2.53%	317	5.25%	22	0.47%
	$10,144	100.00%	$7,617	100.00%	$7,154	100.00%	$6,035	100.00%	$4,657	100.00%

NONPERFORMING LOANS

Nonaccrual loans decreased primarily due to a payoff of a commercial real estate loan that was partially charged-off . The loan had a specific allowance within the allowance for loan losses.

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

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Nonaccrual	Total
2013	$604	$9,074	$9,678
2012	351	11,355	11,706
2011	384	11,625	12,009
2010	557	5,658	6,215
2009	2,565	1,891	4,456

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

DEPOSITS

2013 vs. 2012

Total average deposits increased $210,859,000 or 33.51% from 2012 to 2013.  The growth is a combination of the Luzerne acquisition and the result of an emphasis to increase and solidify deposit relationships by focusing on core deposits, not time deposits. The actions caused average core deposits, which exclude time deposits, to increase to 75.06% from 72.46% for 2012.  In addition to the emphasis on growing core deposits by utilizing marketing strategies, the core deposit growth is receiving a lift from the natural gas exploration throughout our market footprint and municipal account gathering efforts.  In addition, the Banks have continued to capitalize on their reputation of safety and soundness during this prolonged economic downturn.

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

The average amount and the average rate paid on deposits are summarized below for the years ended December 31, 2013, 2012, and 2011:

	2013		2012		2011
(In Thousands)	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
Noninterest-bearing	$174,909	0.00%	$113,431	0.00%	$99,917	0.00%
Savings	118,125	0.12%	78,724	0.08%	70,178	0.17%
Super Now	154,131	0.45%	118,515	0.51%	88,556	0.53%
Money Market	183,460	0.30%	145,339	0.51%	121,458	0.88%
Time	209,517	0.88%	173,274	1.29%	179,336	1.62%
Total average deposits	$840,142	0.38%	$629,283	0.58%	$559,445	0.82%

SHAREHOLDERS’ EQUITY

2013

Shareholders’ equity increased $34,089,000 to $127,815,000 at December 31, 2013 compared to December 31, 2012.  The accumulated other comprehensive loss of $4,894,000 at December 31, 2013 is a result of a decrease in unrealized gains on available for sale securities from an unrealized gain of $10,164,000 at December 31, 2012 to an unrealized loss of $2,169,000 at December 31, 2013.  The amount of accumulated other comprehensive loss at December 31, 2013 was also impacted by the change in net excess of the projected benefit obligation over the market value of the plan assets of the defined benefit pension plan resulting in a decrease in the net loss of $2,082,000 to $2,725,000 at December 31, 2013.  The current level of shareholders’ equity equates to a book value per share of $26.52 at December 31, 2013 compared to $24.42 at December 31, 2012 and an equity to asset ratio of 10.55% at December 31, 2013 compared to 10.94% at December 31, 2012.  Excluding goodwill and intangibles, book value per share was

$22.60 at December 31, 2013 compared to $23.63 at December 31, 2012.  Dividends declared for the three and twelve months ended December 31, 2013 were $0.47 and $2.13 per share, which includes a special cash dividend of $0.25 per share declared in the first quarter 2013, compared to $0.47 and $1.88 for the three and twelve months ended December 31, 2012.

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

Bank regulators have risk based capital guidelines.  Under these guidelines the Company and each Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2013, both the Company’s and each Bank’s required ratios were well above the minimum ratios as follows:

	Company	Jersey Shore State Bank	Luzerne Bank	Minimum Standards
Tier 1 capital ratio	9.02%	8.01%	8.72%	4.00%
Total capital ratio	13.16%	12.30%	10.94%	8.00%

For a more comprehensive discussion of these requirements, see “Regulation and Supervision” in Item 1 of the Annual Report on Form 10-K.  Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity, and other certain equity ratios are presented as follows:

	2013	2012	2011
Percentage of net income to:
Average total assets	1.32%	1.70%	1.69%
Average shareholders’ equity	12.36%	15.36%	16.60%
Percentage of dividends declared to net income	66.77%	52.08%	57.10%
Percentage of average shareholders’ equity to average total assets	10.70%	11.04%	10.18%

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

The following liquidity measures are monitored for compliance and were within the limits cited at December 31, 2013:

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

The Company, like other financial institutions, must have sufficient funds available to meet its liquidity needs for deposit withdrawals, loan commitments, and expenses.  In order to control cash flow, the Compaany estimates future flows of cash from deposits and loan payments.  The primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, as well as FHLB borrowings.  Funds generated are used principally to fund loans and purchase investment securities. Management believes the Company has adequate resources to meet its normal funding requirements.

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $445,330,000 with $85,075,000 utilized, leaving $360,255,000 available.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $38,337,000. The Company’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.

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

The following is a rate shock forecast for the twelve month period ended December 31, 2014 assuming a static balance sheet as of December 31, 2013.

	Parallel Rate Shock in Basis Points
(In Thousands)	(200)	(100)	Static	100	200	300	400
Net interest income	$38,322	$40,030	$41,315	$41,839	$42,506	$43,084	$43,410
Change from static	(2,993)	(1,285)	—	524	1,191	1,769	2,095
Percent change from static	-7.24%	-3.11%	—	1.27%	2.88%	4.28%	5.07%

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

Other Than Temporary Impairment of Debt and Equity Securities

Debt and equity securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reason underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. For a full discussion of the Company’s methodology of assessing impairment, refer to Note 4 of the “Notes to Consolidated Financial Statements.”

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

Goodwill and Other Intangible Assets

As discussed in Note 8 of the “Notes to Consolidated Financial Statements,” the Company must assess goodwill and other intangible assets each year for impairment.  This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets

Management uses an estimate of future earnings to support their position that the benefit of their deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and the Company’s net income will be reduced.  The Company’s deferred tax assets are described further in Note 12 of the “Notes to Consolidated Financial Statements.”

Pension Benefits

Pension costs and liabilities are dependent on assumptions used in calculating such amounts.  These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors.  In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods.  While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense.  Our pension benefits are described further in Note 13 of the “Notes to Consolidated Financial Statements.”

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require future cash payments. The following table presents, as of December 31, 2013, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the “Notes to Consolidated Financial Statements.”

	Payments Due In
(In Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$737,780	$—	$—	$—	$737,780
Time deposits	118,232	75,910	37,341	3,739	235,222
Repurchase agreements	12,391	—	—	—	12,391
Short-term borrowings	14,325	—	—	—	14,325
Long-term borrowings	26	15,803	55,056	317	71,202
Operating leases	546	1,020	765	1,273	3,604

The Company’s operating lease obligations represent short and long-term lease and rental payments for branch facilities and equipment.  The Bank leases certain facilities under operating leases which expire on various dates through 2027.  Renewal options are available on the majority of these leases.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (vi) the successful integration of the business and operations of Luzerne with those of the Company.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk for the Company is comprised primarily from interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Banks' level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally. Additional information and details are provided in the Interest Sensitivity section of Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Generally, management believes the Company is well positioned to respond expeditiously when the market interest rate outlook changes.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Penns Woods Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of Penns Woods Bancorp, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penns Woods Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2014, expressed an unqualified opinion on the effectiveness of Penns Woods Bancorp, Inc.’s internal control over financial reporting.

Wexford, Pennsylvania
March 11, 2014

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(In Thousands, Except Share Data)	2013	2012
ASSETS:
Noninterest-bearing balances	$23,723	$12,695
Interest-bearing deposits in other financial institutions	770	2,447
Federal funds sold	113	—
Total cash and cash equivalents	24,606	15,142

Investment securities available for sale, at fair value	288,612	289,316
Loans held for sale	1,626	3,774
Loans	818,344	512,232
Allowance for loan losses	(10,144)	(7,617)
Loans, net	808,200	504,615
Premises and equipment, net	20,184	8,348
Accrued interest receivable	4,696	4,099
Bank-owned life insurance	25,410	16,362
Investment in limited partnerships	2,221	2,883
Goodwill	17,104	3,032
Intangibles, net	1,801	—
Deferred tax asset, net	9,889	4,731
Other assets	7,646	4,233
TOTAL ASSETS	$1,211,995	$856,535

LIABILITIES:
Interest-bearing deposits	$755,625	$527,073
Noninterest-bearing deposits	217,377	114,953
Total deposits	973,002	642,026

Short-term borrowings	26,716	33,204
Long-term borrowings	71,202	76,278
Accrued interest payable	405	366
Other liabilities	12,855	10,935
TOTAL LIABILITIES	1,084,180	762,809

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 4,999,929 and 4,019,112 shares issued	41,665	33,492
Additional paid-in capital	49,800	18,157
Retained earnings	47,554	43,030
Accumulated other comprehensive (loss) income:
Net unrealized (loss) gain on available for sale securities	(2,169)	10,164
Defined benefit plan	(2,725)	(4,807)
Treasury stock at cost, 180,596 shares	(6,310)	(6,310)
TOTAL SHAREHOLDERS’ EQUITY	127,815	93,726
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,211,995	$856,535

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2013	2012	2011
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$32,353	$25,372	$25,187
Investment securities:
Taxable	6,034	5,940	5,677
Tax-exempt	4,602	5,429	5,260
Dividend and other interest income	310	366	252
TOTAL INTEREST AND DIVIDEND INCOME	43,299	37,107	36,376

INTEREST EXPENSE:
Deposits	3,221	3,645	4,566
Short-term borrowings	81	137	202
Long-term borrowings	1,962	2,429	2,888
TOTAL INTEREST EXPENSE	5,264	6,211	7,656

NET INTEREST INCOME	38,035	30,896	28,720

PROVISION FOR LOAN LOSSES	2,275	2,525	2,700

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	35,760	28,371	26,020

NON-INTEREST INCOME:
Service charges	2,307	1,894	2,021
Securities gains, net	2,417	1,285	621
Bank-owned life insurance	677	670	599
Gain on sale of loans	1,438	1,386	1,130
Insurance commissions	1,084	1,357	933
Brokerage commissions	1,018	912	997
Other	3,101	2,596	1,918
TOTAL NON-INTEREST INCOME	12,042	10,100	8,219

NON-INTEREST EXPENSE:
Salaries and employee benefits	15,415	11,762	10,479
Occupancy	1,905	1,270	1,262
Furniture and equipment	1,815	1,452	1,379
Pennsylvania shares tax	864	674	689
Amortization of investment in limited partnerships	661	661	661
Federal Deposit Insurance Corporation deposit insurance	594	468	525
Marketing	517	516	377
Intangible amortization	213	—	—
Other	8,283	5,220	4,592
TOTAL NON-INTEREST EXPENSE	30,267	22,023	19,964

INCOME BEFORE INCOME TAX PROVISION	17,535	16,448	14,275
INCOME TAX PROVISION	3,451	2,598	1,913
NET INCOME	$14,084	$13,850	$12,362

EARNINGS PER SHARE - BASIC AND DILUTED	$3.19	$3.61	$3.22

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,410,626	3,837,751	3,836,036

DIVIDENDS PER SHARE	$2.13	$1.88	$1.84

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2013	2012	2011
Net Income	$14,084	$13,850	$12,362
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available for sale securities	(16,270)	12,270	16,060
Tax effect	5,532	(4,172)	(5,460)
Net realized gain included in net income	(2,417)	(1,285)	(621)
Tax effect	822	437	211
Amortization (accretion) of unrecognized pension and post-retirement items	3,155	(1,021)	(2,606)
Tax effect	(1,073)	347	886
Total other comprehensive (loss) income	(10,251)	6,576	8,470
Comprehensive income	$3,833	$20,426	$20,832

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, December 31, 2010	4,015,753	$33,464	$18,064	$31,091	$(9,689)	$(6,310)	$66,620
Net income				12,362			12,362
Other comprehensive income					8,470		8,470
Dividends declared, ($1.84 per share)				(7,059)			(7,059)
Common shares issued for employee stock purchase plan	1,924	16	51				67
Balance, December 31, 2011	4,017,677	33,480	18,115	36,394	(1,219)	(6,310)	80,460

Net income				13,850			13,850
Other comprehensive income					6,576		6,576
Dividends declared, ($1.88 per share)				(7,214)			(7,214)
Common shares issued for employee stock purchase plan	1,435	12	42				54
Balance, December 31, 2012	4,019,112	33,492	18,157	43,030	5,357	(6,310)	93,726

Net income				14,084			14,084
Other comprehensive loss					(10,251)		(10,251)
Dividends declared, ($2.13 per share)				(9,560)			(9,560)
Common shares issued for employee stock purchase plan	1,840	15	65				80
Common shares issued for acquisition of Luzerne National Bank Corporation	978,977	8,158	31,578				39,736
Balance, December 31, 2013	4,999,929	$41,665	$49,800	$47,554	$(4,894)	$(6,310)	$127,815

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2013	2012	2011
OPERATING ACTIVITIES:
Net Income	$14,084	$13,850	$12,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,054	762	701
Amortization of intangible assets	213	—	—
Provision for loan losses	2,275	2,525	2,700
Accretion and amortization of investment security discounts and premiums	69	(989)	(1,702)
Securities gains, net	(2,417)	(1,285)	(621)
Originations of loans held for sale	(51,512)	(44,571)	(36,702)
Proceeds of loans held for sale	55,098	45,970	40,703
Gain on sale of loans	(1,438)	(1,386)	(1,130)
Earnings on bank-owned life insurance	(677)	(670)	(599)
Decrease (increase) in deferred tax asset	1,119	(128)	(457)
Other, net	(541)	(112)	1,238
Net cash provided by operating activities	17,327	13,966	16,493
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	79,114	48,460	13,454
Proceeds from calls and maturities	16,359	19,995	12,226
Purchases	(90,179)	(74,791)	(63,733)
Investment securities held to maturity:
Proceeds from sales	—	—	5
Proceeds from calls and maturities	—	55	25
Net increase in loans	(55,953)	(78,323)	(24,049)
Acquisition of bank premises and equipment	(4,918)	(1,403)	(743)
Proceeds from the sale of foreclosed assets	143	765	508
Purchase of bank-owned life insurance	(981)	(33)	(39)
Proceeds from bank-owned life insurance death benefit	—	383	—
Proceeds from redemption of regulatory stock	3,239	1,171	1,282
Purchases of regulatory stock	(2,384)	(796)	—
Acquisition, net of cash acquired	17,487	—	—
Net cash used for investing activities	(38,073)	(84,517)	(61,064)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	34,114	56,763	42,149
Net increase in noninterest-bearing deposits	19,906	3,599	22,007
Proceeds from long-term borrowings	452	30,000	—
Repayment of long-term borrowings	(5,528)	(15,000)	(10,500)
Net (decrease) increase in short-term borrowings	(9,254)	3,606	2,299
Dividends paid	(9,560)	(7,214)	(7,059)
Issuance of common stock	80	54	67
Net cash provided by financing activities	30,210	71,808	48,963
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,464	1,257	4,392
CASH AND CASH EQUIVALENTS, BEGINNING	15,142	13,885	9,493
CASH AND CASH EQUIVALENTS, ENDING	$24,606	$15,142	$13,885

See accompanying notes to the consolidated financial statements.

	Year Ended December 31,
(In Thousands)	2013	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,225	$6,381	$7,870
Income taxes paid	3,998	2,950	2,290
Transfer of loans to foreclosed real estate	470	—	2,066
Acquisition of Luzerne National Bank Corporation
Non-cash assets acquired:
Securities available for sale	21,783
Loans	250,377
Premises and equipment, net	8,014
Accrued interest receivable	726
Bank-owned life insurance	7,419
Intangibles	2,015
Other assets	2,636
Goodwill	14,072
	307,042
Liabilities assumed:
Deferred tax liability	76
Interest-bearing deposits	194,438
Noninterest-bearing deposits	82,518
Short-term borrowings	2,766
Accrued interest payable	103
Other liabilities	4,892
	284,793
Net non-cash assets acquired	22,249
Cash and cash equivalents acquired	$20,363

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. and its wholly owned subsidiaries, Jersey Shore State Bank (“JSSB”), Luzerne Bank ("Luzerne" collectively with JSSB "Banks"), Woods Real Estate Development Co., Inc., Woods Investment Company, Inc., and The M Group Inc. D/B/A The Comprehensive Financial Group (“The M Group”), a wholly owned subsidiary of the Bank (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated.

Nature of Business

The Banks engage in a full-service commercial banking business, making available to the community a wide range of financial services including, but not limited to, installment loans, credit cards, mortgage and home equity loans, lines of credit, construction financing, farm loans, community development loans, loans to non-profit entities and local government, and various types of time and demand deposits including, but not limited to, checking accounts, savings accounts, clubs, money market deposit accounts, certificates of deposit, and IRAs.  Deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

The financial services are provided by the Banks to individuals, partnerships, non-profit organizations, and corporations through their twenty-one offices located in Clinton, Lycoming, Centre, Montour, and Luzerne Counties, Pennsylvania.

Woods Real Estate Development Co., Inc. engages in real estate transactions on behalf of Penns Woods Bancorp, Inc. and the Banks.

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

Restrictions on Cash and Cash Equivalents

Based on deposit levels, the Banks must maintain cash and other reserves with the Federal Reserve Bank of Philadelphia (FRB).

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are stated at the principal amount outstanding, net of deferred fees and discounts, unamortized loan fees and costs, and the allowance for loan losses. Interest on loans is recognized as income when earned on the accrual method.  The Company’s general policy has been to stop accruing interest on loans when it is determined a reasonable doubt exists as to the collectability of additional interest. Income is subsequently recognized only to the extent that cash payments are received provided the loan is not delinquent in payment and, in management’s judgment, the borrower has the ability and intent to make future principal payments.  Otherwise, payments are applied to the unpaid principal balance of the loan.  Loans are restored to accrual status if certain conditions are met, including but not limited to, the repayment of all unpaid interest and scheduled principal due, ongoing performance consistent with the contractual agreement, and the future expectation of continued, timely payments.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2013, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, rising unemployment, or negative performance trends in financial information from borrowers could be indicators of subsequent increased levels of nonperforming assets and possible charge-offs, which would normally require increased loan loss provisions. An integral part of the periodic regulatory examination process is the review of the adequacy of the Banks' loan loss allowance. The regulatory agencies could require the Banks, based on their evaluation of information available at the time of their examination, to provide additional loan loss provisions to further supplement the allowance.

Impaired loans are commercial and commercial real estate loans for which it is probable the Banks will not be able to collect all amounts due according to the contractual terms of the loan agreement.  The Banks individually evaluate such loans for impairment and do not aggregate loans by major risk classifications.  The definition of “impaired loans” is not the same as the definition of “nonaccrual loans,” although the two categories overlap.  The Banks may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial or commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value.  The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.

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

Loans Held for Sale

In general, fixed rate residential mortgage loans originated by the Banks are held for sale and are carried at cost due to their short holding period, which can range from less than two weeks to a maximum of thirty days.  Sold loans are not serviced by the Banks. Proceeds from the sale of loans in excess of the carrying value are accounted for as a gain.  Total gains on the sale of loans are shown as a component of non-interest income within the Consolidated Statement of Income.

Foreclosed Assets

Foreclosed assets are carried at the lower of cost or fair value less estimated selling costs.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses.  Net operating expenses and gains and losses realized from disposition are included in non-interest expense and income, respectively, within the Consolidated Statement of Income.

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

Goodwill

The Company performs an annual impairment analysis of goodwill for its purchased subsidiaries, Luzerne and The M Group.  Based on the fair value of these reporting units, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2013, 2012, or 2011.

Intangible Assets
At December 31, 2013, the Company had intangible assets of $1,801,000 as a result of the acquisition of Luzerne National Bank Corporation, which is net of accumulated amortization of $213,000. These intangible assets will continue to be amortized using the sum-of-the-years digits method of amortization over ten years.

Investments in Limited Partnerships

The Company is a limited partner in four partnerships at December 31, 2013 that provide low income elderly housing in the Company’s geographic market area. The carrying value of the Company’s investments in limited partnerships was $2,221,000 at December 31, 2013 and $2,883,000 at December 31, 2012. One investment is fully amortized, while the other three are being amortized over the ten-year tax credit receipt period utilizing the straight-line method.  The partnerships are amortized once the projects reach the level of occupancy needed to begin the ten year tax credit recognition period.  Amortization of limited partnership investments amounted to $661,000 in 2013, 2012, and 2011.

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

Employee Benefits

Pension and employee benefits include contributions, determined actuarially, to a defined benefit retirement plan covering the eligible employees of JSSB.  The plan is funded on a current basis to the extent that it is deductible under existing federal tax regulations.  Pension and other employee benefits also include contributions to a defined contribution Section 401(k) plan covering eligible employees.  Contributions matching those made by eligible employees are funded throughout the year. In addition, an elective contribution is made annually at the discretion of the board of directors for the employees of JSSB.

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

In January 2014, FASB issued ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial statements.

NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component as of December 31, 2013 were as follows:

	Twelve Months Ended December 31, 2013
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Balance, December 31, 2012	$10,164	$(4,807)	$5,357
Other comprehensive (loss) income before reclassifications	(10,738)	1,749	(8,989)
Amounts reclassified from accumulated other comprehensive (loss) income	(1,595)	333	(1,262)
Net current-period other comprehensive (loss) income	(12,333)	2,082	(10,251)
Balance, December 31, 2013	$(2,169)	$(2,725)	$(4,894)

The reclassifications out of accumulated other comprehensive income as of December 31, 2013 were as follows:

(In Thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Income
	Twelve Months Ended December 31, 2013
Net unrealized loss on available for sale securities	$(2,417)	Securities gains, net
	822	Income tax provision
Net unrecognized pension costs	504	Salaries and employee benefits
	(171)	Income tax provision
Total reclassifications for the period	$(1,262)	Net of tax

NOTE 3 - PER SHARE DATA

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share; therefore, net income as presented on the consolidated statement of income will be used as the numerator.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive per share computation.

	Year Ended December 31,
	2013	2012	2011
Weighted average common shares issued	4,591,222	4,018,347	4,016,632
Average treasury stock shares	(180,596)	(180,596)	(180,596)
Weighted average common shares used to calculate basic and diluted earnings per share	4,410,626	3,837,751	3,836,036

No stock options were outstanding during 2013, 2012, or 2011.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and fair values of investment securities at December 31, 2013 and 2012 are as follows:

	2013
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS)
U.S. Government and agency securities	$9,989	$17	$(83)	$9,923
Mortgage-backed securities	9,966	694	(68)	10,592
Asset-backed securities	6,700	43	(179)	6,564
State and political securities	145,121	2,120	(5,446)	141,795
Other debt securities	108,939	879	(3,045)	106,773
Total debt securities	280,715	3,753	(8,821)	275,647
Financial institution equity securities	8,842	1,820	—	10,662
Other equity securities	2,342	28	(67)	2,303
Total equity securities	11,184	1,848	(67)	12,965
Total investment securities AFS	$291,899	$5,601	$(8,888)	$288,612

	2012
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS)
U.S. Government and agency securities	$3,312	$183	$—	$3,495
Mortgage-backed securities	15,753	1,142	—	16,895
Asset-backed securities	5,410	59	(19)	5,450
State and political securities	168,843	12,805	(1,424)	180,224
Other debt securities	70,108	1,750	(259)	71,599
Total debt securities	263,426	15,939	(1,702)	277,663
Financial institution equity securities	8,422	1,140	(14)	9,548
Other equity securities	2,068	74	(37)	2,105
Total equity securities	10,490	1,214	(51)	11,653
Total investment securities AFS	$273,916	$17,153	$(1,753)	$289,316

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012.

	2013
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$7,740	$(83)	$—	$—	$7,740	$(83)
Mortgage-backed securities	2,483	(68)	—	—	2,483	(68)
Asset-backed securities	3,847	(177)	712	(2)	4,559	(179)
State and political securities	42,577	(2,558)	8,233	(2,888)	50,810	(5,446)
Other debt securities	73,254	(3,045)	—	—	73,254	(3,045)
Total debt securities	129,901	(5,931)	8,945	(2,890)	138,846	(8,821)
Other equity securities	274	(22)	655	(45)	929	(67)
Total	$130,175	$(5,953)	$9,600	$(2,935)	$139,775	$(8,888)

	2012
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Asset-backed securities	$910	$(19)	$—	$—	$910	$(19)
State and political securities	8,882	(316)	5,647	(1,108)	14,529	(1,424)
Other debt securities	11,250	(189)	3,727	(70)	14,977	(259)
Total debt securities	21,042	(524)	9,374	(1,178)	30,416	(1,702)
Financial institution equity securities	66	(1)	205	(13)	271	(14)
Other equity securities	701	(28)	63	(9)	764	(37)
Total equity securities	767	(29)	268	(22)	1,035	(51)
Total	$21,809	$(553)	$9,642	$(1,200)	$31,451	$(1,753)

At December 31, 2013 there were 152 individual securities in a continuous unrealized loss position for less than twelve months and 24 individual securities in a continuous unrealized loss position for greater than twelve months.

The Company reviews its position quarterly and has asserted that at December 31, 2013 and 2012, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,456	$3,467
Due after one year to five years	41,411	41,757
Due after five years to ten years	102,516	100,183
Due after ten years	133,332	130,240
Total	$280,715	$275,647

Total gross proceeds from sales of securities available for sale were $79,114,000, $48,460,000, and $13,454,000 for 2013, 2012, and 2011, respectively.  The following table represents gross realized gains and losses on those transactions:

	Year Ended December 31,
(In Thousands)	2013	2012	2011
Gross realized gains:
U.S. Government and agency securities	$—	$2	$—
Mortgage-backed securities	—	136	4
State and political securities	2,076	327	114
Other debt securities	490	426	8
Financial institution equity securities	241	609	316
Other equity securities	340	587	294
Total gross realized gains	$3,147	$2,087	$736
Gross realized losses:
Mortgage-backed securities	$92	$—	$—
State and political securities	611	440	100
Other debt securities	27	53	15
Financial institution equity securities	—	67	—
Other equity securities	—	242	—
Total gross realized losses	$730	$802	$115

There were no impairment charges included in gross realized losses for the years ended December 31, 2013, 2012, and 2011.

Investment securities with a carrying value of approximately $141,876,000 and $137,870,000 at December 31, 2013 and 2012, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

There is no concentration of investments that exceed ten percent of shareholders’ equity for any individual issuer, excluding those guaranteed by the U.S. Government.

NOTE 5 - FEDERAL HOME LOAN BANK STOCK

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

Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB maintains regulatory capital ratios in excess of all regulatory capital requirements, liquidity appears adequate, new shares of FHLB stock continue to change hands at the $100 par value, and the payment of dividends.

NOTE 6 - LOAN CREDIT QUALITY AND RELATED ALLOWANCE FOR LOAN LOSSES

Management segments the Banks' loan portfolio to a level that enables risk and performance monitoring according to similar risk characteristics.  Loans are segmented based on the underlying collateral characteristics.  Categories include commercial and agricultural, real estate, and installment loans to individuals.  Real estate loans are further segmented into three categories: residential, commercial, and construction.

The following table presents the related aging categories of loans, by segment, as of December 31, 2013 and 2012:

	2013
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial and agricultural	$104,419	$502	$—	$108	$105,029
Real estate mortgage:
Residential	392,300	6,424	531	526	399,781
Commercial	272,745	2,533	—	7,198	282,476
Construction	15,967	—	73	1,242	17,282
Installment loans to individuals	14,170	477	—	—	14,647
	799,601	$9,936	$604	$9,074	819,215
Net deferred loan fees and discounts	(871)				(871)
Allowance for loan losses	(10,144)				(10,144)
Loans, net	$788,586				$808,200

	2012
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial and agricultural	$48,322	$133	$—	$—	$48,455
Real estate mortgage:
Residential	245,674	4,888	351	1,229	252,142
Commercial	177,539	443	—	4,049	182,031
Construction	13,813	177	—	6,077	20,067
Installment loans to individuals	10,550	109	—	—	10,659
	495,898	$5,750	$351	$11,355	513,354
Net deferred loan fees and discounts	(1,122)				(1,122)
Allowance for loan losses	(7,617)				(7,617)
Loans, net	$487,159				$504,615

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and December 31, 2013.  The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.  The carrying value of purchased loans acquired with deteriorated credit quality was $868,000 at December 31, 2013.

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

The carrying value of the loans acquired and accounted for in accordance with ASC 310-30, was determined by projecting discounted contractual cash flows. The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the Luzerne acquisition as of June 1, 2013:

(In Thousands)	June 1, 2013
Unpaid principal balance	$1,211
Interest	572
Contractual cash flows	1,783
Non-accretable discount	(842)
Expected cash flows	941
Accretable discount	(63)
Estimated fair value	$878

Changes in the amortizable yield for purchased credit-impaired loans were as follows for the seven months ended December 31, 2013:

(In Thousands)	December 31, 2013
Balance at beginning of period	$63
Accretion	(28)
Balance at end of period	$35

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30:

(In Thousands)	June 1, 2013	December 31, 2013
Outstanding balance	$1,211	$1,224
Carrying amount	878	868

The following table presents the interest income if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans as of December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013		2012		2011
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial and agricultural	$7	$3	$—	$—	$—	$—
Real estate mortgage:
Residential	41	20	67	37	42	25
Commercial	447	251	281	172	87	9
Construction	88	56	377	74	439	37
	$583	$330	$725	$283	$568	$71

Impaired Loans

Impaired loans are loans for which it is probable the Banks will not be able to collect all amounts due according to the contractual terms of the loan agreement.  The Banks individually evaluate such loans for impairment and do not aggregate loans by major risk classifications.  The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories overlap.  The Banks may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired. Factors considered by management in determining impairment include payment status and collateral value.  The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $100,000 and if the loan is either on non-accrual status or has a risk rating of substandard.  Management may also elect to measure an individual loan for impairment if less than $100,000 on a case by case basis.

Mortgage loans on one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired.  Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.  Interest income for impaired loans is recorded consistent to the Banks' policy on non-accrual loans.

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of December 31, 2013 and 2012:

	2013
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate mortgage:
Residential	916	1,173	—
Commercial	623	879	—
Construction	528	528	—
	2,067	2,580	—
With an allowance recorded:
Commercial and agricultural	532	532	224
Real estate mortgage:
Residential	319	342	65
Commercial	7,598	7,742	2,153
Construction	512	1,367	113
	8,961	9,983	2,555
Total:
Commercial and agricultural	532	532	224
Real estate mortgage:
Residential	1,235	1,515	65
Commercial	8,221	8,621	2,153
Construction	1,040	1,895	113
	$11,028	$12,563	$2,555

	2012
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate mortgages - residential	410	487	—
Real estate mortgages - commercial	324	324	—
Real estate mortgages - construction	2,894	4,599	—
	3,628	5,410	—
With an allowance recorded:
Commercial and agricultural	485	485	46
Real estate mortgages - residential	1,146	1,255	237
Real estate mortgages - commercial	8,515	8,611	2,018
Real estate mortgages - construction	3,196	4,696	234
	13,342	15,047	2,535
Total:
Commercial and agricultural	485	485	46
Real estate mortgages - residential	1,556	1,742	237
Real estate mortgages - commercial	8,839	8,935	2,018
Real estate mortgages - construction	6,090	9,295	234
	$16,970	$20,457	$2,535

The following table presents the average recorded investment in impaired loans and related interest income recognized for December 31, 2013, 2012, and 2011:

	2013
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$538	$26	$—
Real estate mortgage:
Residential	1,581	62	25
Commercial	8,605	183	95
Construction	2,651	1	569
	$13,375	$272	$689

	2012
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$97	$—	$—
Real estate mortgage:
Residential	1,417	44	49
Commercial	7,001	290	146
Construction	7,831	1	74
	$16,346	$335	$269

	2011
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$100	$5	$—
Real estate mortgage:
Residential	1,502	54	28
Commercial	5,032	180	9
Construction	9,590	77	37
	$16,224	$316	$74

Additional funds totaling $289,000 are committed to be advanced in connection with impaired loans.

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

Loan modifications that are considered TDRs completed during the twelve months ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013			2012
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and agricultural	—	$—	$—	1	$498	$498
Real estate mortgage:
Residential	2	61	61	3	254	254
Commercial	4	1,898	1,898	2	2,403	2,403
Construction	—	—	—	2	26	26
Total	6	$1,959	$1,959	8	$3,181	$3,181

There were four commercial real estate loan modifications considered troubled debt restructurings with a recorded investment of $1,884,000 made during the twelve months previous to December 31, 2013 that defaulted during the twelve month period ending December 31, 2013.  There were no loan modifications considered troubled debt restructurings made during the twelve months previous to December 31, 2012 that defaulted during the twelve month period ending December 31, 2012.

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Banks have a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external annual loan review of all commercial relationships $800,000 or greater is performed, as well as a sample of smaller transactions.  Confirmation of the appropriate risk category is included in the review.  Detailed reviews, including plans for resolution, are performed on loans classified as Substandard, Doubtful, or Loss on a quarterly basis.

The following table presents the credit quality categories identified above as of December 31, 2013 and 2012:

	2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$99,256	$398,327	$259,505	$13,608	$14,647	$785,343
Special Mention	4,529	598	10,181	214	—	15,522
Substandard	1,244	856	12,790	3,460	—	18,350
Total	$105,029	$399,781	$282,476	$17,282	$14,647	$819,215

	2012
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$46,805	$250,161	$167,463	$13,944	$10,659	$489,032
Special Mention	1,480	—	1,630	—	—	3,110
Substandard	170	1,981	12,938	6,123	—	21,212
Total	$48,455	$252,142	$182,031	$20,067	$10,659	$513,354

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

The Banks' methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (previously discussed) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance.  The total of the two components represents the Banks' ALL.

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

Activity in the allowance is presented for the twelve months ended December 31, 2013 and 2012:

	2013
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individual
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$361	$1,954	$3,831	$950	$144	$377	$7,617
Charge-offs	(4)	(250)	(297)	(100)	(116)	—	(767)
Recoveries	7	13	88	850	61	—	1,019
Provision	110	2,200	457	(959)	50	417	2,275
Ending Balance	$474	$3,917	$4,079	$741	$139	$794	$10,144

	2012
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$418	$939	$2,651	$2,775	$190	$181	$7,154
Charge-offs	—	(193)	(95)	(1,747)	(114)	—	(2,149)
Recoveries	8	7	5	24	43	—	87
Provision	(65)	1,201	1,270	(102)	25	196	2,525
Ending Balance	$361	$1,954	$3,831	$950	$144	$377	$7,617

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central Pennsylvania. Although the Company has a diversified loan portfolio at December 31, 2013 and 2012, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of loans at December 31, 2013 and 2012 as follows:

	2013	2012
Owners of residential rental properties	15.67%	18.54%
Owners of commercial rental properties	12.99%	13.80%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013 and 2012:

	2013
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated	Totals
(In Thousands)		Residential	Commercial	Construction
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$224	$65	$2,153	$113	$—	$—	$2,555
Collectively evaluated for impairment	250	3,852	1,926	628	139	794	7,589
Total ending allowance balance	$474	$3,917	$4,079	$741	$139	$794	$10,144
Loans:
Individually evaluated for impairment	$532	$881	$7,707	$1,040	$—		$10,160
Loans acquired with deteriorated credit quality	—	354	514	—	—		868
Collectively evaluated for impairment	104,497	398,546	274,255	16,242	14,647		808,187
Total ending loans balance	$105,029	$399,781	$282,476	$17,282	$14,647		$819,215

	2012
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$46	$237	$2,018	$234	$—	$—	$2,535
Collectively evaluated for impairment	315	1,717	1,813	716	144	377	5,082
Total ending allowance balance	$361	1,954	$3,831	$950	$144	$377	$7,617
Loans:
Individually evaluated for impairment	$485	$1,556	$8,839	$6,090	$—		$16,970
Collectively evaluated for impairment	47,970	250,586	173,192	13,977	10,659		496,384
Total ending loans balance	$48,455	252,142	$182,031	$20,067	$10,659		$513,354

NOTE 7 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31, 2013 and 2012:

(In Thousands)	2013	2012
Land	$5,823	$1,505
Premises	13,114	7,574
Furniture and equipment	7,320	7,073
Leasehold improvements	1,347	1,061
Total	27,604	17,213
Less accumulated depreciation and amortization	7,420	8,865
Net premises and equipment	$20,184	$8,348

Depreciation and amortization charged to operations for the years ended 2013, 2012, and 2011 was $1,054,000, $762,000, and $701,000, respectively.

NOTE 8 - GOODWILL

As of December 31, 2013 and 2012 goodwill had a gross carrying value of $17,380,000 and $3,308,000 and accumulated amortization of $276,000 resulting in a net carrying amount of $17,104,000 and $3,032,000.

The gross carrying amount of goodwill is tested for impairment in the third quarter of each fiscal year.  Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, there was no evidence of impairment of the carrying amount at December 31, 2013 or 2012.

NOTE 9 - TIME DEPOSITS

Time deposits of $100,000 or more totaled approximately $99,665,000 on December 31, 2013 and $70,119,000 on December 31, 2012. Interest expense related to such deposits was approximately $841,000, $874,000, and $965,000, for the years ended December 31, 2013, 2012, and 2011, respectively.

At December 31, 2013, the scheduled maturities on time deposits of $100,000 or more are as follows:

(In Thousands)	2013
Three months or less	15,659
Three months to six months	11,124
Six months to twelve months	16,835
Over twelve months	56,047
Total	$99,665

Total time deposit maturities are as follows at December 31, 2013:

(In Thousands)	2013
2014	$118,232
2015	50,643
2016	25,267
2017	25,996
2018	11,345
Thereafter	3,739
Total	$235,222

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and primarily FHLB advances, which generally represent overnight or less than six month borrowings.  In addition to the outstanding balances noted below, the Banks also have additional lines of credit totaling $38,337,000 available from correspondent banks other than the FHLB.  The outstanding balances and related information for short-term borrowings are summarized as follows at December 31, 2013, 2012, and 2011:

(In Thousands)	2013	2012	2011
Repurchase Agreements:
Balance at year end	$12,391	$16,968	$13,153
Maximum amount outstanding at any month end	16,632	21,609	17,920
Average balance outstanding during the year	16,839	16,951	15,555
Weighted-average interest rate:
At year end	0.28%	0.65%	1.02%
Paid during the year	0.40%	0.73%	1.21%
Open Repo Plus:
Balance at year end	$14,325	$16,236	$16,445
Maximum amount outstanding at any month end	21,350	20,175	16,445
Average balance outstanding during the year	5,508	4,009	2,480
Weighted-average interest rate:
At year end	0.25%	0.25%	0.34%
Paid during the year	0.31%	0.31%	0.57%
Short-Term FHLB:
Balance at year end	$—	$—	$—
Maximum amount outstanding at any month end	—	—	1,000
Average balance outstanding during the year	—	—	82
Weighted-average interest rate:
At year end	—	—	—
Paid during the year	—	—	0.17%

NOTE 11 - LONG-TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2013 and 2012:

(In Thousands)		Weighted Average Interest Rate		Stated Interest Rate Range
Description	Maturity	2013	2012	From	To	2013	2012
Variable	2013	—%	3.74%	3.74%	3.74%	—	5,000
Variable	2015	3.97%	3.97%	3.97%	3.97%	10,000	10,000
Variable	2017	4.22%	4.22%	4.15%	4.28%	20,000	20,000
Variable	2018	3.18%	3.18%	3.18%	3.18%	10,000	10,000
Total Variable		3.90%	3.88%			40,000	45,000
Fixed	2013	—%	5.87%	5.87%	5.87%	—	528
Fixed	2015	6.92%	6.92%	6.92%	6.92%	750	750
Fixed	2016	0.75%	0.75%	0.75%	0.75%	5,000	5,000
Fixed	2017	0.91%	0.91%	0.90%	0.97%	25,000	25,000
Total Fixed		1.03%	1.11%			30,750	31,278
Total		2.65%	2.74%			$70,750	$76,278

(In Thousands) Year Ending December 31,	Amount	Weighted-Average Rate
2015	10,750	4.18%
2016	5,000	0.75%
2017	45,000	2.38%
2018	10,000	3.18%
Thereafter	—	—%
	$70,750	2.65%

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

The Banks maintain a credit arrangement which includes a revolving line of credit with the FHLB.  Under this credit arrangement, at December 31, 2013 JSSB has a remaining borrowing capacity of $221,498,000 and Luzerne has a remaining capacity of $138,757,000, which are subject to annual renewal and typically incur no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of each Bank which consist principally of first mortgage loans and mortgage-backed securities.

NOTE 12 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset position at December 31, 2013 and 2012:

(In Thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$3,167	$2,590
Deferred compensation	1,459	484
Pension	1,336	2,384
Loan fees and discounts	—	153
Investment securities allowance	689	782
Unrealized loss on available for sale securities	1,117	—
Low income housing credit carryforward	2,803	3,528
Capital loss carryforward	103	230
Other	1,215	1,182
Total	11,889	11,333
Deferred tax liabilities:
Unrealized gain on available for sale securities	—	5,236
Bond accretion	207	170
Loan fees and discounts	49	—
Depreciation	842	369
Amortization	902	827
Total	2,000	6,602
Deferred tax asset, net	$9,889	$4,731

The current low income housing credit carryforward will expire in thirteen years. The current capital loss carryforward will expire in four years.  The Company fully anticipates being able to use the carryforwards.

No valuation allowance was established at December 31, 2013 and 2012, because of the Company’s ability to carry back capital losses to recover taxes paid in previous years and certain tax strategies, together with the anticipated future taxable income as evidenced by the Company’s earning potential.

The provision or benefit for income taxes is comprised of the following for the year ended December 31, 2013, 2012, and 2011:

(In Thousands)	2013	2012	2011
Currently payable	$3,328	$2,726	$2,370
Deferred benefit (provision)	123	(128)	(457)
Total provision	$3,451	$2,598	$1,913

A reconciliation between the expected income tax or benefit and the effective income tax rate on income before income tax provision or benefit follows for the year ended December 31, 2013, 2012, and 2011:

	2013		2012		2011
(In Thousands)	Amount	%	Amount	%	Amount	%
Provision at expected rate	$5,962	34.00%	$5,592	34.00%	$4,854	34.00%
(Decrease) increase in tax resulting from:
Tax-exempt income	(1,933)	(11.02)%	(2,235)	(13.59)%	(2,141)	(15.00)%
Tax credits	(737)	(4.20)%	(737)	(4.48)%	(737)	(5.16)%
Other, net	159	0.90%	(22)	(0.13)%	(63)	(0.44)%
Effective income tax provision and rate	$3,451	19.68%	$2,598	15.80%	$1,913	13.40%

NOTE 13 - EMPLOYEE BENEFIT PLANS

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

The following table sets forth the obligation and funded status as of December 31, 2013 and 2012:

(In Thousands)	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$19,073	$16,165
Service cost	574	542
Interest cost	770	746
Actuarial loss	449	726
Benefits paid	(535)	(562)
Other, change in actuarial assumptions	(2,145)	1,456
Benefit obligation at end of year	18,186	19,073

Change in plan assets:
Fair value of plan assets at beginning of year	12,078	9,525
Actual return on plan assets	1,934	1,503
Employer contribution	840	1,675
Benefits paid	(599)	(644)
Adjustment to fair value of plan assets	5	19
Fair value of plan assets at end of year	14,258	12,078
Funded status	$(3,928)	$(6,995)

Accounts recognized on balance sheet as:
Total liabilities	$(3,928)	$(6,995)

Amounts not yet recognized as a component of net periodic pension cost:
Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$—	$26
Net loss	4,128	7,257
Total	$4,128	$7,283

The accumulated benefit obligation for the Plan was $15,866,000 and $16,642,000 at December 31, 2013 and 2012, respectively.

Components of Net Periodic Cost and Other Amounts Recognized in Other Comprehensive Income as of December 31, 2013, 2012, and 2011 are as follows:

(In Thousands)	2013	2012	2011
Net periodic pension cost:
Service cost	$638	$624	$424
Interest cost	770	746	712
Expected return on plan assets	(985)	(820)	(742)
Amortization of transition asset	—	(2)	(3)
Amortization of prior service cost	25	25	26
Amortization of unrecognized net loss	479	436	164
Net periodic benefit cost	$927	$1,009	$581

The estimated prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $25,000.

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31, 2013, 2012, and 2011:

	2013	2012	2011
Discount rate	4.75%	4.00%	4.50%
Rate of compensation increase	3.00%	3.00%	3.00%

Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Discount rate	4.00%	4.50%	5.50%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Plan’s weighted-average asset allocations at December 31, 2013 and 2012 by asset category are as follows:

Asset Category	2013	2012
Cash	1.48%	2.27%
Fixed income securities	19.78%	30.24%
Equity	78.74%	67.49%
Total	100.00%	100.00%

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

The following table sets forth by level, within the fair value hierarchy detailed in Note 20 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2013 and 2012:

	2013
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$211	$—	$—	$211
Mutual funds - taxable fixed income	2,820	—	—	2,820
Mutual funds - domestic equity	7,471	—	—	7,471
Mutual funds - international equity	3,756	—	—	3,756
Total assets at fair value	$14,258	$—	$—	$14,258

	2012
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$274	$—	$—	$274
Mutual funds - taxable fixed income	3,653	—	—	3,653
Mutual funds - domestic equity	5,321	—	—	5,321
Mutual funds - international equity	2,830	—	—	2,830
Total assets at fair value	$12,078	$—	$—	$12,078

The following future benefit payments that reflect expected future service, as appropriate, are expected to be paid:

(In Thousands)
2014	$637
2015	647
2016	676
2017	706
2018	740
2019 - 2027	5,053
$8,459

The company expects to contribute a minimum of $600,000 to its Pension Plan in 2014.

401(k) Savings Plan

The Company also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Company may make matching contributions equal to a discretionary percentage that is determined by the Board of Directors.  Participants are at all times fully vested in their contributions and vest over a period of five years regarding the employer contribution.  Contribution expense was approximately $132,000, $118,000, and $101,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan whereby participating directors elect to forego directors’ fees paid in cash.  Under this plan, the Company will make payments for a ten-year period beginning at the later of age 65 or ceasing to be a director in most cases or at death, if earlier, at which time payments would be made to their designated beneficiaries.

To fund benefits under the deferred compensation plan, the Company has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company. The Company incurred expenses related to the plan of $169,000, $84,000, and $114,000 for the years ended December 31, 2013, 2012, and 2011, respectively.  Benefits paid under the plan were approximately $57,000, $140,000, and $160,000 in 2013, 2012, and 2011, respectively.

NOTE 14 - EMPLOYEE STOCK PURCHASE PLAN

The Company maintained the Penns Woods Bancorp, Inc. 2006 Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company. The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually. There were 1,840 and 1,435 shares issued under the plan for the years ended December 31, 2013 and 2012, respectively.

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

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31, 2013 and 2012:

(In Thousands)	Beginning Balance	New Loans	Repayments	Ending Balance
2013	$3,183	$10,765	$(2,993)	$10,955

Deposits from related parties held by the Banks amounted to $9,295,000 at December 31, 2013 and $3,525,000 at December 31, 2012.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES

The following schedule shows future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2013:

(In Thousands)
2014	$546
2015	551
2016	469
2017	415
2018	350
Thereafter	1,273
Total	$3,604

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities and equipment.  Total rental expense for all operating leases for the years ended December 31, 2013, 2012, and 2011 were $493,000, $425,000 and $399,000.

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2013 and 2012:

(In Thousands)	2013	2012
Commitments to extend credit	$185,415	$90,503
Standby letters of credit	4,379	3,768

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

NOTE 18 - CAPITAL REQUIREMENTS

Federal regulations require the Company and the Banks to maintain minimum amounts of capital.  Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.”  Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions.

As of December 31, 2013 and 2012, the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios must be at least 10%, 6%, and 5%, respectively.

The Company’s and the Banks' actual capital ratios are presented in the following tables, which shows that the Company both Banks met all regulatory capital requirements.

Consolidated Company

	2013		2012
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$117,123	13.16%	$85,377	14.97%
For Capital Adequacy Purposes	71,200	8.00%	45,641	8.00%
To Be Well Capitalized	89,000	10.00%	57,051	10.00%
Tier I Capital (to Risk-weighted Assets)
Actual	$106,178	11.93%	$77,717	13.62%
For Capital Adequacy Purposes	35,600	4.00%	22,820	4.00%
To Be Well Capitalized	53,400	6.00%	34,231	6.00%
Tier I Capital (to Average Assets)
Actual	$106,178	9.02%	$77,717	9.47%
For Capital Adequacy Purposes	47,111	4.00%	32,818	4.00%
To Be Well Capitalized	58,889	5.00%	41,022	5.00%

Jersey Shore State Bank

	2013		2012
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$77,999	12.30%	$72,379	12.84%
For Capital Adequacy Purposes	50,743	8.00%	45,113	8.00%
To Be Well Capitalized	63,428	10.00%	56,392	10.00%
Tier I Capital (to Risk-weighted Assets)
Actual	$70,046	11.04%	$65,323	11.58%
For Capital Adequacy Purposes	25,371	4.00%	22,557	4.00%
To Be Well Capitalized	38,057	6.00%	33,835	6.00%
Tier I Capital (to Average Assets)
Actual	$70,046	8.01%	$65,323	8.02%
For Capital Adequacy Purposes	34,991	4.00%	32,570	4.00%
To Be Well Capitalized	43,739	5.00%	40,713	5.00%

Luzerne Bank

	2013
(In Thousands)	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$28,150	10.94%
For Capital Adequacy Purposes	20,577	8.00%
To Be Well Capitalized	25,721	10.00%
Tier I Capital (to Risk-weighted Assets)
Actual	$27,884	10.84%
For Capital Adequacy Purposes	10,289	4.00%
To Be Well Capitalized	15,433	6.00%
Tier I Capital (to Average Assets)
Actual	$27,884	8.72%
For Capital Adequacy Purposes	12,794	4.00%
To Be Well Capitalized	15,992	5.00%

NOTE 19 - REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks. Accordingly, at December 31, 2013, the balance in the additional paid in capital account totaling $11,657,000 for JSSB and $42,214,000 for Luzerne Bank is unavailable for dividends.

The Banks are subject to regulatory restrictions, which limit the ability to loan funds to Penns Woods Bancorp, Inc.  At December 31, 2013, the regulatory lending limit amounted to approximately $16,211,000.

Cash and Due from Banks

Included in cash and due from banks are reserves required by the district Federal Reserve Bank for JSSB of $0 and $1,131,000 at December 31, 2013 and 2012, respectively.  Luzerne Bank had no reserves required by the district Federal Reserve Bank at December 31, 2013. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of December 31, 2013 and 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2013
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$9,923	$—	$9,923
Mortgage-backed securities	—	10,592	—	10,592
Asset-backed securities	—	6,564	—	6,564
State and political securities	—	141,795	—	141,795
Other debt securities	—	106,773	—	106,773
Financial institution equity securities	10,662	—	—	10,662
Other equity securities	2,303	—	—	2,303
Total assets measured on a recurring basis	$12,965	$275,647	$—	$288,612

	2012
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,495	$—	$3,495
Mortgage-backed securities	—	16,895	—	16,895
Asset-backed securities	—	5,450	—	5,450
State and political securities	—	180,224	—	180,224
Other debt securities	—	71,599	—	71,599
Financial institution equity securities	9,548	—	—	9,548
Other equity securities	2,105	—	—	2,105
Total assets measured on a recurring basis	$11,653	$277,663	$—	$289,316

The following table presents the assets reported on the balance sheet at their fair value on a non-recurring basis as of December 31, 2013 and 2012, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2013
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$8,473	$8,473
Other real estate owned	—	—	1,898	1,898
Total assets measured on a non-recurring basis	$—	$—	$10,371	$10,371

	2012
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$14,435	$14,435
Other real estate owned	—	—	1,449	1,449
Total assets measured on a non-recurring basis	$—	$—	$15,884	$15,884

The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of December 31, 2013 and 2012:

	2013
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$8,473	Discounted cash flow	Temporary reduction in payment amount	0 to (91)%	(18)%
			Probability of default	—%
		Appraisal of collateral	Appraisal adjustments (1)	0 to (44)%	(21)%
Other real estate owned	$1,898	Appraisal of collateral (1)

	2012
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	14,435	Discounted cash flow	Temporary reduction in payment amount	0 to (55)%	(27)%
			Probability of default	—
		Appraisal of collateral	Appraisal adjustments (1)	0 to (20)%	(11)%
Other real estate owned	1,449	Appraisal of collateral (1)

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

The fair values of the Company’s financial instruments are as follows at December 31, 2013 and 2012:

			Fair Value Measurements at December 31, 2013
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents	$24,606	$24,606	$24,606	$—	$—
Investment securities:
Available for sale	288,612	288,612	12,965	275,647	—
Loans held for sale	1,626	1,626	1,626	—	—
Loans, net	808,200	808,985	—	—	808,985
Bank-owned life insurance	25,410	25,410	25,410	—	—
Accrued interest receivable	4,696	4,696	4,696	—	—

Financial liabilities:
Interest-bearing deposits	$755,625	$724,456	$488,818	$—	$235,638
Noninterest-bearing deposits	217,377	217,377	217,377	—	—
Short-term borrowings	26,716	26,716	26,716	—	—
Long-term borrowings	71,202	73,248	—	—	73,248
Accrued interest payable	405	405	405	—	—

			Fair Value Measurements at December 31, 2012
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents	$15,142	$15,142	$15,142	$—	$—
Investment securities:
Available for sale	289,316	289,316	11,653	277,663	—
Loans held for sale	3,774	3,774	3,774	—	—
Loans, net	504,615	506,406	—	—	506,406
Bank-owned life insurance	16,362	16,362	16,362	—	—
Accrued interest receivable	4,099	4,099	4,099	—	—

Financial liabilities:
Interest-bearing deposits	$527,073	$530,485	$359,979	$—	$170,506
Noninterest-bearing deposits	114,953	114,953	114,953	—	—
Short-term borrowings	33,204	33,204	33,204	—	—
Long-term borrowings	76,278	80,772	—	—	80,772
Accrued interest payable	366	366	366	—	—

Cash and Cash Equivalents, Loans Held for Sale, Accrued Interest Receivable, Short-term Borrowings, and Accrued Interest Payable:

The fair value is equal to the carrying value.

Investment Securities:

The fair value of investment securities available for sale is equal to the available quoted market price. If no quoted market price is available, fair value is determined by using the quoted market price for similar securities.  Regulatory stocks’ fair value is equal to the carrying value.

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of December 31, 2013 and 2012.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the fair value of off-balance sheet items at December 31, 2013 and 2012.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 17.

NOTE 22 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31,

(In Thousands)	2013	2012
ASSETS:
Cash	$1,686	$207
Investment in subsidiaries:
Bank	117,556	79,653
Non-bank	8,380	13,575
Other assets	351	388
Total Assets	$127,973	$93,823
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$158	$97
Shareholders’ equity	127,815	93,726
Total liability and shareholders’ equity	$127,973	$93,823

CONDENSED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2013	2012	2011
Operating income:
Dividends from subsidiaries	$14,836	$8,034	$7,266
Security gains	—	4	—
Equity in undistributed earnings of subsidiaries	346	6,407	5,414
Operating expenses	(1,098)	(595)	(318)
Net income	$14,084	$13,850	$12,362
Comprehensive income	$3,833	$20,426	$20,832

CONDENSED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$14,084	$13,850	$12,362
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(346)	(6,407)	(5,414)
Other, net	97	(145)	23
Net cash provided by operating activities	13,835	7,298	6,971
INVESTING ACTIVITIES:
Outlays for business acquisitions	(2,876)	—	—
FINANCING ACTIVITIES:
Dividends paid	(9,560)	(7,214)	(7,059)
Issuance of common stock	80	54	67
Net cash used for financing activities	(9,480)	(7,160)	(6,992)
NET INCREASE (DECREASE) IN CASH	1,479	138	(21)
CASH, BEGINNING OF YEAR	207	69	90
CASH, END OF YEAR	$1,686	$207	$69

NOTE 23 - CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, Except Per Share Data)	For the Three Months Ended
2013	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$9,540	$10,018	$11,979	$11,762
Interest expense	1,335	1,264	1,350	1,315
Net interest income	8,205	8,754	10,629	10,447
Provision for loan losses	500	575	600	600
Non-interest income, excluding securities gains	1,747	2,261	2,845	2,772
Securities gains (losses), net	986	1,274	(3)	160
Non-interest expense	5,851	6,965	8,975	8,476
Income before income tax provision	4,587	4,749	3,896	4,303
Income tax provision	903	1,090	650	808
Net income	$3,684	$3,659	$3,246	$3,495

Earnings per share - basic	$0.96	$0.88	$0.67	$0.73

Earnings per share - diluted	$0.96	$0.88	$0.67	$0.73

(In Thousands, Except Per Share Data)	For the Three Months Ended
2012	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$9,285	$9,280	$9,267	$9,275
Interest expense	1,615	1,582	1,577	1,437
Net interest income	7,670	7,698	7,690	7,838
Provision for loan losses	600	600	600	725
Non-interest income, excluding securities gains	2,174	2,111	2,324	2,206
Securities gains, net	589	170	447	79
Non-interest expense	5,464	5,343	5,458	5,758
Income before income tax provision	4,369	4,036	4,403	3,640
Income tax provision	680	638	736	544
Net income	$3,689	$3,398	$3,667	$3,096

Earnings per share - basic	$0.96	$0.89	$0.95	$0.81

Earnings per share - diluted	$0.96	$0.89	$0.95	$0.81

NOTE 24 - ACQUISITION OF LUZERNE NATIONAL BANK CORPORATION

On June 1, 2013, the Company closed on a merger transaction pursuant to which Penns Woods Bancorp, Inc. acquired Luzerne National Bank Corporation in a stock and cash transaction.  The acquisition extended the Company’s footprint into Luzerne and Lackawanna Counties, Pennsylvania.

Luzerne National Bank Corporation was the holding company for Luzerne Bank, a Pennsylvania bank that conducted its business from a main office in Luzerne, Pennsylvania with eight branch offices in Luzerne County and one loan production office in Lackawanna County, all in northeastern Pennsylvania. Since June 1, 2013, the loan production office in Lackawanna County has been closed.

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of Luzerne National Bank Corporation for a total purchase price of approximately $42,612,000.  As a result of the acquisition, the Company issued 978,977 common shares, or 20.31% of the total shares outstanding as of December 31, 2013, to former shareholders of Luzerne National Bank Corporation.  Luzerne Bank is operating as an independent bank under the Penns Woods Bancorp, Inc. umbrella.

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

The Company recorded goodwill and other intangibles associated with the purchase of Luzerne National Bank Corporation totaling $16,086,000.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment during the seven months ended December 31, 2013.  The carrying amount of the goodwill at December 31, 2013 related to the Luzerne acquisition was $14,072,000.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  During the seven months ended December 31, 2013, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible and trade name intangible which are being amortized on an accelerated basis over the useful life of such assets.  The gross carrying amount of the core deposit intangible and trade name intangible at December 31, 2013 was $1,682,000 and $119,000, respectively, with $200,000 and $13,000 accumulated amortization as of that date.

As of December 31, 2013, the current year and estimated future amortization expense for the core deposit and trade name intangible was:

(In Thousands)
2014	$345
2015	308
2016	272
2017	235
2018	198
2019	162
2020	125
2021	89
2022	52
2023	15
$1,801

Results of operations for Luzerne National Bank Corporation prior to the acquisition date are not included in the Consolidated Statement of Income for the three and twelve month periods ended December 31, 2013.  Due to the significant amount of fair value adjustments, historical results of Luzerne National Bank Corporation are not relevant to the Company’s results of operations.  Therefore, no pro forma information is presented.

The following table presents financial information regarding the former Luzerne National Bank Corporation operations included in our Consolidated Statement of Income from the date of acquisition through December 31, 2013 under the column “Actual from acquisition date through December 31, 2013”.  In addition, the following table presents unaudited pro forma information as if the acquisition of Luzerne National Bank Corporation had occurred on January 1, 2012 under the “Pro Forma” columns.  The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition.  Merger and acquisition integration costs and amortization of fair value adjustments are included in the numbers below.

		Pro Formas
	Actual from Acquisition Date	Twelve Months Ended December 31,
(In Thousands, Except Per Share Data)	Through December 31, 2013	2013	2012
Net interest income	$6,777	$42,622	$41,898
Non-interest income	1,359	12,864	12,017
Net income	1,144	12,953	16,150
Pro forma earnings per share:
Basic		$2.77	$3.35
Diluted		2.77	3.35

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2013 of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because there were no material weaknesses discovered, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

S.R. Snodgrass, P.C. an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K, as part of the audit, has issued  a report, which appears below, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

Date: March 11, 2014	/s/ Richard A. Grafmyre	/s/ Brian L. Knepp
	Chief Executive Officer	Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Penns Woods Bancorp, Inc.
Williamsport, PA

We have audited Penns Woods Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Penns Woods Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Penns Woods Bancorp, Inc.’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Penns Woods Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Sample Financial Corp. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and our report dated March 11, 2014, expressed an unqualified opinion.

Wexford, Pennsylvania
March 11, 2014

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information appearing under the captions “The Board of Directors and its Committees,” “Election of Directors,” “Information as to Nominees and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Principal Officers of the Corporation,” and “Certain Transactions” in the Company’s Proxy Statement for the Company’s 2014 annual meeting of shareholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

Information appearing under the captions “Compensation of Directors," “Compensation Discussion and Analysis,” “Compensation and Benefits Committee Report,” “Executive Compensation,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards,” “Option Exercises and Stock Vested,” “Non-qualified Deferred Compensation,” “Retirement Plan,” and “Potential Post-Employment Payments” in the Proxy Statement is incorporated herein by reference.

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

The information appearing in the Proxy Statement under the captions, “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “Other Fees,” and “Pre-Approval of Audit and Permissible Non-Audit Services” is incorporated herein by reference.

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

(10) (iii)
Amended and Restated Employment Agreement, dated February 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Brian L. Knepp (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 6, 2014).*

(10) (iv)
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
Second Amendment to Employment Agreement, dated February 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Richard A. Grafmyre (incorporated by reference to Exhibit 10(i) of the Registrant’s Current Report on Form 8-K filed on February 6, 2014).*

(10)(vii)
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

__________________

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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2013 and December 31, 2012; (ii) the Consolidated Statement of Income for the years ended December 31, 2013, 2012, and 2011; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012, and 2011; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012, and 2011; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.  As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2014	PENNS WOODS BANCORP, INC.
/s/ Richard A. Grafmyre
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Richard A. Grafmyre
Richard A. Grafmyre, President, Chief Executive Officer and Director	March 11, 2014
(Principal Executive Officer)

/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer (Principal Financial Officer)	March 11, 2014

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Chairman of the Board	March 11, 2014

/s/ Daniel K. Brewer
Daniel K. Brewer, Director	March 11, 2014

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 11, 2014

/s/ William J. Edwards
William J. Edwards, Director	March 11, 2014

/s/ James M. Furey, II
James M. Furey, II, Director	March 11, 2014

/s/ D. Michael Hawbaker
D. Michael Hawbaker, Director	March 11, 2014

/s/ Leroy H. Keiler, III
Leroy H. Keiler, III, Director	March 11, 2014

/s/ Joseph E. Kluger
Joseph E. Kluger, Director	March 11, 2014

/s/ John G. Nackley
John G. Nackley, Director	March 11, 2014

/s/ Jill F. Schwartz
Jill F. Schwartz, Director	March 11, 2014

/s/ William H. Rockey
William H. Rockey, Director	March 11, 2014

/s/ Hubert A. Valencik
Hubert A. Valencik, Director	March 11, 2014

/s/ Ronald A. Walko
Ronald A. Walko, Director	March 11, 2014