Form 10-Q
period 2014-03-31
PENNS WOODS BANCORP INC
filed 2014-05-12
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2014.

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

On May 2, 2014 there were 4,820,204 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share Data)	2014	2013
ASSETS:
Noninterest-bearing balances	$24,913	$23,723
Interest-bearing deposits in other financial institutions	14,582	770
Federal funds sold	168	113
Total cash and cash equivalents	39,663	24,606
Investment securities available for sale, at fair value	276,033	288,612
Loans held for sale	1,647	1,626
Loans	820,611	818,344
Allowance for loan losses	(8,520)	(10,144)
Loans, net	812,091	808,200
Premises and equipment, net	20,418	20,184
Accrued interest receivable	4,514	4,696
Bank-owned life insurance	25,430	25,410
Investment in limited partnerships	2,056	2,221
Goodwill	17,104	17,104
Intangibles	1,709	1,801
Deferred tax asset	7,984	9,889
Other assets	8,488	7,646
TOTAL ASSETS	$1,217,137	$1,211,995

LIABILITIES:
Interest-bearing deposits	$764,286	$755,625
Noninterest-bearing deposits	218,740	217,377
Total deposits	983,026	973,002
Short-term borrowings	14,127	26,716
Long-term borrowings	71,202	71,202
Accrued interest payable	388	405
Other liabilities	16,089	12,855
TOTAL LIABILITIES	1,084,832	1,084,180

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,000,561 and 4,999,929 shares issued	41,671	41,665
Additional paid-in capital	49,823	49,800
Retained earnings	48,758	47,554
Accumulated other comprehensive loss:
Net unrealized gain (loss) on available for sale securities	1,088	(2,169)
Defined benefit plan	(2,725)	(2,725)
Treasury stock at cost, 180,596 shares	(6,310)	(6,310)
TOTAL SHAREHOLDERS’ EQUITY	132,305	127,815
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,217,137	$1,211,995

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$8,813	$6,768
Investment securities:
Taxable	1,458	1,443
Tax-exempt	931	1,267
Dividend and other interest income	127	62
TOTAL INTEREST AND DIVIDEND INCOME	11,329	9,540
INTEREST EXPENSE:
Deposits	758	791
Short-term borrowings	15	25
Long-term borrowings	469	519
TOTAL INTEREST EXPENSE	1,242	1,335
NET INTEREST INCOME	10,087	8,205
PROVISION FOR LOAN LOSSES	485	500
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,602	7,705
NON-INTEREST INCOME:
Service charges	595	442
Securities gains, net	393	986
Bank-owned life insurance	370	138
Gain on sale of loans	290	351
Insurance commissions	420	264
Brokerage commissions	271	248
Other	872	304
TOTAL NON-INTEREST INCOME	3,211	2,733
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,503	3,068
Occupancy	630	351
Furniture and equipment	671	408
Pennsylvania shares tax	244	184
Amortization of investment in limited partnerships	165	165
Federal Deposit Insurance Corporation deposit insurance	178	129
Marketing	110	95
Intangible amortization	92	—
Other	2,050	1,451
TOTAL NON-INTEREST EXPENSE	8,643	5,851
INCOME BEFORE INCOME TAX PROVISION	4,170	4,587
INCOME TAX PROVISION	701	903
NET INCOME	$3,469	$3,684
EARNINGS PER SHARE - BASIC	$0.72	$0.96
EARNINGS PER SHARE - DILUTED	$0.72	$0.96
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,819,575	3,838,671
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	4,819,575	3,838,671
DIVIDENDS DECLARED PER SHARE	$0.47	$0.72

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2014	2013
Net Income	$3,469	$3,684
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	5,328	(1,511)
Tax effect	(1,812)	514
Net realized gain included in net income	(393)	(986)
Tax effect	134	335
Total other comprehensive income (loss)	3,257	(1,648)
Comprehensive income	$6,726	$2,036

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2012	4,019,112	$33,492	$18,157	$43,030	$5,357	$(6,310)	$93,726
Net income				3,684			3,684
Other comprehensive loss					(1,648)		(1,648)
Dividends declared, ($0.72 per share)				(2,766)			(2,766)
Common shares issued for employee stock purchase plan	410	4	13				17
Balance, March 31, 2013	4,019,522	$33,496	$18,170	$43,948	$3,709	$(6,310)	$93,013

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2013	4,999,929	$41,665	$49,800	$47,554	$(4,894)	$(6,310)	$127,815
Net income				3,469			3,469
Other comprehensive income					3,257		3,257
Dividends declared, ($0.47 per share)				(2,265)			(2,265)
Common shares issued for employee stock purchase plan	632	6	23				29
Balance, March 31, 2014	5,000,561	$41,671	$49,823	$48,758	$(1,637)	$(6,310)	$132,305

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2014	2013
OPERATING ACTIVITIES:
Net Income	$3,469	$3,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	366	194
Amortization of intangible assets	92	—
Provision for loan losses	485	500
Accretion and amortization of investment security discounts and premiums	146	(125)
Securities gains, net	(393)	(986)
Originations of loans held for sale	(8,561)	(11,636)
Proceeds of loans held for sale	8,830	13,336
Gain on sale of loans	(290)	(351)
Earnings on bank-owned life insurance	(370)	(138)
Decrease (increase) in deferred tax asset	227	(171)
Other, net	(2,279)	(62)
Net cash provided by operating activities	1,722	4,245
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	43,794	20,492
Proceeds from calls and maturities	2,496	3,309
Purchases	(24,476)	(23,685)
Net (increase) decrease in loans	(4,376)	523
Acquisition of bank premises and equipment	(609)	(1,014)
Proceeds from the sale of foreclosed assets	460	—
Purchase of bank-owned life insurance	(26)	(26)
Proceeds from bank-owned life insurance death benefit	367	—
Proceeds from redemption of regulatory stock	1,053	479
Purchases of regulatory stock	(547)	(315)
Net cash provided by (used for) investing activities	18,136	(237)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	8,661	11,760
Net increase in noninterest-bearing deposits	1,363	5,518
Repayment of long-term borrowings	—	(5,000)
Net decrease in short-term borrowings	(12,589)	(16,572)
Dividends paid	(2,265)	(1,805)
Issuance of common stock	29	17
Net cash used for financing activities	(4,801)	(6,082)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,057	(2,074)
CASH AND CASH EQUIVALENTS, BEGINNING	24,606	15,142
CASH AND CASH EQUIVALENTS, ENDING	$39,663	$13,068

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Dividends payable	$—	$961
Interest paid	1,259	1,344
Income taxes paid	950	600

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries: Woods Investment Company, Inc., Woods Real Estate Development Company, Inc., Luzerne Bank and Jersey Shore State Bank (Jersey Shore State Bank and Luzerne Bank are referred to together as the “Bank”) and Jersey Shore State Bank’s wholly-owned subsidiary, The M Group, Inc. D/B/A The Comprehensive Financial Group (“The M Group”).  All significant inter-company balances and transactions have been eliminated in the consolidation.

The interim financial statements are unaudited, but in the opinion of management reflect all adjustments necessary for the fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 38 through 43 of the Annual Report on Form 10-K for the year ended December 31, 2013.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component as of March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Balance, December 31,	$(2,169)	$(2,725)	$(4,894)	$10,164	$(4,807)	$5,357
Other comprehensive income (loss) before reclassifications	3,516	—	3,516	(997)	—	(997)
Amounts reclassified from accumulated other comprehensive income (loss)	(259)	—	(259)	(651)	—	(651)
Net current-period other comprehensive income (loss)	3,257	—	3,257	(1,648)	—	(1,648)
Balance, March 31,	$1,088	$(2,725)	$(1,637)	$8,516	$(4,807)	$3,709

The reclassifications out of accumulated other comprehensive income as of March 31, 2014 and 2013 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net unrealized loss on available for sale securities	$393	$986	Securities gains, net
Income tax effect	(134)	(335)	Income tax provision
Total reclassifications for the period	$259	$651	Net of tax

Note 3.  Recent Accounting Pronouncements

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

In January 2014, FASB issued ASU 2014-01, Investments - Equity Method and Join Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

	Three Months Ended March 31,
	2014	2013
Weighted average common shares issued	5,000,171	4,019,267
Average treasury stock shares	(180,596)	(180,596)
Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	4,819,575	3,838,671

Note 5. Investment Securities

The amortized cost and fair values of investment securities at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$9,403	$34	$(191)	$9,246
Mortgage-backed securities	13,037	644	(59)	13,622
Asset-backed securities	2,629	38	(5)	2,662
State and political securities	132,585	3,155	(2,757)	132,983
Other debt securities	104,802	872	(1,851)	103,823
Total debt securities	262,456	4,743	(4,863)	262,336
Financial institution equity securities	8,079	1,760	(1)	9,838
Other equity securities	3,849	92	(82)	3,859
Total equity securities	11,928	1,852	(83)	13,697
Total investment securities AFS	$274,384	$6,595	$(4,946)	$276,033

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$9,989	$17	$(83)	$9,923
Mortgage-backed securities	9,966	694	(68)	10,592
Asset-backed securities	6,700	43	(179)	6,564
State and political securities	145,121	2,120	(5,446)	141,795
Other debt securities	108,939	879	(3,045)	106,773
Total debt securities	280,715	3,753	(8,821)	275,647
Financial institution equity securities	8,842	1,820	—	10,662
Other equity securities	2,342	28	(67)	2,303
Total equity securities	11,184	1,848	(67)	12,965
Total investment securities AFS	$291,899	$5,601	$(8,888)	$288,612

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013.

	March 31, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$3,696	$(32)	$3,837	$(159)	$7,533	$(191)
Mortgage-backed securities	6,386	(59)	—	—	6,386	(59)
Asset-backed securities	—	—	660	(5)	660	(5)
State and political securities	22,563	(674)	11,217	(2,083)	33,780	(2,757)
Other debt securities	57,270	(1,262)	12,032	(589)	69,302	(1,851)
Total debt securities	89,915	(2,027)	27,746	(2,836)	117,661	(4,863)
Financial institution equity securities	182	(1)	—	—	182	(1)
Other equity securities	1,373	(40)	800	(42)	2,173	(82)
Total equity securities	1,555	(41)	800	(42)	2,355	(83)
Total	$91,470	$(2,068)	$28,546	$(2,878)	$120,016	$(4,946)

	December 31, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$7,740	$(83)	$—	$—	$7,740	$(83)
Mortgage-backed securities	2,483	(68)	—	—	2,483	(68)
Asset-backed securities	3,847	(177)	712	(2)	4,559	(179)
State and political securities	42,577	(2,558)	8,233	(2,888)	50,810	(5,446)
Other debt securities	73,254	(3,045)	—	—	73,254	(3,045)
Total debt securities	129,901	(5,931)	8,945	(2,890)	138,846	(8,821)
Financial institution equity securities	—	—	—	—	—	—
Other equity securities	274	(22)	655	(45)	929	(67)
Total equity securities	274	(22)	655	(45)	929	(67)
Total	$130,175	$(5,953)	$9,600	$(2,935)	$139,775	$(8,888)

At March 31, 2014 there were a total of 86 securities in a continuous unrealized loss position for less than twelve months and 35 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at March 31, 2014, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,287	$2,293
Due after one year to five years	31,363	31,641
Due after five years to ten years	122,156	121,061
Due after ten years	106,650	107,341
Total	$262,456	$262,336

Total gross proceeds from sales of securities available for sale were $43,794,000 and $20,492,000 for the three months ended March 31, 2014 and 2013, respectively.  The following table represents gross realized gains and losses on those transactions:

	Three Months Ended March 31,
(In Thousands)	2014	2013
Gross realized gains:
State and political securities	$345	$579
Other debt securities	307	121
Financial institution equity securities	112	130
Other equity securities	55	216
Total gross realized gains	$819	$1,046

Gross realized losses:
U.S. Government and agency securities	$31	$—
State and political securities	320	60
Other debt securities	75	—
Total gross realized losses	$426	$60

There were no impairment charges included in gross realized losses for the three months ended March 31, 2014 and 2013, respectively.

Note 6.  Federal Home Loan Bank Stock

Jersey Shore State Bank and Luzerne Bank are both members of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and as such, are required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB.  The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment as necessary.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB.

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

The following table presents the related aging categories of loans, by segment, as of March 31, 2014 and December 31, 2013:

	March 31, 2014
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$107,699	$502	$7	$106	$108,314
Real estate mortgage:
Residential	397,002	5,726	144	422	403,294
Commercial	264,599	2,498	—	8,709	275,806
Construction	14,460	320	—	1,224	16,004
Installment loans to individuals	17,745	355	2	—	18,102
	801,505	$9,401	$153	$10,461	821,520
Net deferred loan fees and discounts	(909)				(909)
Allowance for loan losses	(8,520)				(8,520)
Loans, net	$792,076				$812,091

	December 31, 2013
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$104,419	$502	$—	$108	$105,029
Real estate mortgage:
Residential	392,300	6,424	531	526	399,781
Commercial	272,745	2,533	—	7,198	282,476
Construction	15,967	—	73	1,242	17,282
Installment loans to individuals	14,170	477	—	—	14,647
	799,601	$9,936	$604	$9,074	819,215
Net deferred loan fees and discounts	(871)				(871)
Allowance for loan losses	(10,144)				(10,144)
Loans, net	$788,586				$808,200

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon the acquisition of Luzerne Bank on June 1, 2013, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and March 31, 2014.  The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.  The carrying value of purchased loans acquired with deteriorated credit quality was $866,000 at March 31, 2014.

On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans evidencing credit impairment acquired in the Luzerne Bank acquisition was $1,211,000 and the estimated fair value of the loans was $878,000. Total contractually required payments on these loans, including interest, at the acquisition date was $1,783,000. However, the Company’s preliminary estimate of expected cash flows was $941,000. At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer nor liquidation of collateral) of $842,000 relating to these impaired loans, reflected in the recorded net fair value. Such amount is reflected as a non-accretable fair value adjustment to loans. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $63,000 on the acquisition date relating to these impaired loans.

The carrying value of the loans acquired in the Luzerne Bank transaction with specific evidence of deterioration in credit quality was determined by projecting discounted contractual cash flows. The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the Luzerne Bank acquisition as of June 1, 2013:

Changes in the amortizable yield for purchased credit-impaired loans were as follows for the three months ended March 31, 2014:

(In Thousands)	March 31, 2014
Balance at beginning of period	$35
Accretion	(7)
Balance at end of period	$28

The following table presents additional information regarding loans acquired in the Luzerne Bank transaction with specific evidence of deterioration in credit quality:

(In Thousands)	March 31, 2014	December 31, 2013
Outstanding balance	$1,222	$1,224
Carrying amount	866	868

There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and March 31, 2014. There has been no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of March 31, 2014.

The following table presents interest income the Bank would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial and agricultural	$2	$—	$—	$—
Real estate mortgage:
Residential	8	4	32	9
Commercial	131	34	85	50
Construction	19	8	41	11
	$160	$46	$158	$70

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

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $100,000 and if the loan is either on non-accrual status or has a risk rating of substandard.  Management may also elect to measure an individual loan for impairment if less than $100,000 on a case-by-case basis.

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate mortgage:
Residential	831	962	—
Commercial	2,254	2,654	—
Construction	522	522	—
	3,607	4,138	—
With an allowance recorded:
Commercial and agricultural	522	522	216
Real estate mortgage:
Residential	319	351	54
Commercial	8,681	9,036	2,848
Construction	507	1,361	108
	10,029	11,270	3,226
Total:
Commercial and agricultural	522	522	216
Real estate mortgage:
Residential	1,150	1,313	54
Commercial	10,935	11,690	2,848
Construction	1,029	1,883	108
	$13,636	$15,408	$3,226

	December 31, 2013
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate mortgage:
Residential	916	1,173	—
Commercial	623	879	—
Construction	528	528	—
	2,067	2,580	—
With an allowance recorded:
Commercial and agricultural	532	532	224
Real estate mortgage:
Residential	319	342	65
Commercial	7,598	7,742	2,153
Construction	512	1,367	113
	8,961	9,983	2,555
Total:
Commercial and agricultural	532	532	224
Real estate mortgage:
Residential	1,235	1,515	65
Commercial	8,221	8,621	2,153
Construction	1,040	1,895	113
	$11,028	$12,563	$2,555

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended for March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014			2013
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$528	$7	$—	$529	$6	$—
Real estate mortgage:
Residential	1,170	13	4	1,559	8	5
Commercial	9,492	42	15	8,693	47	46
Construction	1,120	—	8	4,988	—	539
	$12,310	$62	$27	$15,769	$61	$590

There is approximately $299,000 committed to be advanced in connection with impaired loans.

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

There were no loan modifications that are considered TDRs completed during the three months ended March 31, 2014. Loan modifications that are considered TDRs completed during the three months ended March 31, 2013 were as follows:

	Three Months Ended March 31, 2013
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage:
Residential	—	$—	$—
Commercial	2	264	264
Construction	—	—	—
	2	$264	$264

There were two loan modifications considered troubled debt restructurings made during the twelve months previous to March 31, 2014 that defaulted during the three months ended March 31, 2014.  The loans that defaulted are commercial real estate loans that are currently in litigation with a recorded investment of $1,634,000 at March 31, 2014.

Troubled debt restructurings amounted to $11,378,000 and $11,472,000 as of March 31, 2014 and December 31, 2013.

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

The following table presents the credit quality categories identified above as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$101,785	$401,898	$255,639	$14,779	$18,101	$792,202
Special Mention	5,299	603	9,487	207	—	15,596
Substandard	1,230	793	10,680	1,018	1	13,722
	$108,314	$403,294	$275,806	$16,004	$18,102	$821,520

	December 31, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$99,256	$398,327	$259,505	$13,608	$14,647	$785,343
Special Mention	4,529	598	10,181	214	—	15,522
Substandard	1,244	856	12,790	3,460	—	18,350
	$105,029	$399,781	$282,476	$17,282	$14,647	$819,215

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

There has been no allowance for loan losses recorded for loans acquired in the Luzerne Bank transaction with or without specific evidence of deterioration in credit quality as of June 1, 2013 as well as those acquired without specific evidence of deterioration in credit quality as of March 31, 2014.

Activity in the allowance is presented for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$474	$3,917	$4,079	$741	$139	$794	$10,144
Charge-offs	—	(56)	(2,038)	—	(40)	—	(2,134)
Recoveries	3	2	—	—	20	—	25
Provision	60	(801)	1,283	54	42	(153)	485
Ending Balance	$537	$3,062	$3,324	$795	$161	$641	$8,520

	Three Months Ended March 31, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$361	$1,954	$3,831	$950	$144	$377	$7,617
Charge-offs	—	(134)	—	—	(25)	—	(159)
Recoveries	2	1	1	850	18	—	872
Provision	205	951	(73)	(986)	7	396	500
Ending Balance	$568	$2,772	$3,759	$814	$144	$773	$8,830

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio at March 31, 2014, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of loans at March 31, 2014 and 2013 as follows:

	March 31,
	2014	2013
Owners of residential rental properties	15.87%	19.03%
Owners of commercial rental properties	13.18%	13.08%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$216	$54	$2,848	$108	$—	$—	$3,226
Collectively evaluated for impairment	321	3,008	476	687	161	641	5,294
Total ending allowance balance	$537	$3,062	$3,324	$795	$161	$641	$8,520

Loans:
Individually evaluated for impairment	$522	$797	$10,422	$1,029	$—		$12,770
Loans acquired with deteriorated credit quality	—	352	514	—	—		866
Collectively evaluated for impairment	107,792	402,145	264,870	14,975	18,102		807,884
Total ending loans balance	$108,314	$403,294	$275,806	$16,004	$18,102		$821,520

	December 31, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$224	$65	$2,153	$113	$—	$—	$2,555
Collectively evaluated for impairment	250	3,852	1,926	628	139	794	7,589
Total ending allowance balance	$474	$3,917	$4,079	$741	$139	$794	$10,144

Loans:
Individually evaluated for impairment	$532	$881	$7,707	$1,040	$—		$10,160
Loans acquired with deteriorated credit quality	—	354	514	—			868
Collectively evaluated for impairment	104,497	398,546	274,255	16,242	14,647		808,187
Total ending loans balance	$105,029	$399,781	$282,476	$17,282	$14,647		$819,215

Note 8.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
(In Thousands)	2014	2013
Service cost	$140	$159
Interest cost	215	193
Expected return on plan assets	(288)	(246)
Amortization of prior service cost	—	7
Amortization of net loss	52	119
Net periodic cost	$119	$232

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2013, that it expected to contribute a minimum of $600,000 to its defined benefit plan in 2014.  As of March 31, 2014, there were contributions of $205,000 made to the plan with additional contributions of $395,000 anticipated during the remainder of 2014.

Note 9.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the three months ended March 31, 2014 and 2013, there were 632 and 410 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2014 and December 31, 2013:

(In Thousands)	March 31, 2014	December 31, 2013
Commitments to extend credit	$140,251	$185,415
Standby letters of credit	1,207	4,379
	$141,458	$189,794

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of March 31, 2014 and December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2014
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$9,246	$—	$9,246
Mortgage-backed securities		13,622		13,622
Asset-backed securities		2,662		2,662
State and political securities	—	132,983	—	132,983
Other debt securities	—	103,823	—	103,823
Financial institution equity securities	9,838	—	—	9,838
Other equity securities	3,859	—	—	3,859
Total assets measured on a recurring basis	$13,697	$262,336	$—	$276,033

	December 31, 2013
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$9,923	$—	$9,923
Mortgage-backed securities	—	10,592		10,592
Asset-backed securities	—	6,564		6,564
State and political securities	—	141,795	—	141,795
Other debt securities	—	106,773	—	106,773
Financial institution equity securities	10,662	—	—	10,662
Other equity securities	2,303	—	—	2,303
Total assets measured on a recurring basis	$12,965	$275,647	$—	$288,612

The following table presents the assets reported on the consolidated balance sheet at their fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2014
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$10,410	$10,410
Other real estate owned	—	—	1,466	1,466
Total assets measured on a non-recurring basis	$—	$—	$11,876	$11,876

	December 31, 2013
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$8,473	$8,473
Other real estate owned	—	—	1,898	1,898
Total assets measured on a non-recurring basis	$—	$—	$10,371	$10,371

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$10,410	Discounted cash flow	Temporary reduction in payment amount	0 to -91%	-17%
			Probability of default	—%	—%
		Appraisal of collateral	Appraisal adjustments (1)	0 to -44%	-21%
Other real estate owned	$1,466	Appraisal of collateral (1)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2013
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$8,473	Discounted cash flow	Temporary reduction in payment amount	0 to -91%	-18%
			Probability of default	—%	—%
		Appraisal of collateral	Appraisal adjustments (1)	0 to -44%	-21%
Other real estate owned	$1,898	Appraisal of collateral (1)
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

The fair values of the Company’s financial instruments are as follows at March 31, 2014 and December 31, 2013:

	Carrying	Fair	Fair Value Measurements at March 31, 2014
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$39,663	$39,663	$39,663	$—	$—
Investment securities:
Available for sale	276,033	276,033	13,697	262,336	—
Loans held for sale	1,647	1,647	1,647	—	—
Loans, net	812,091	810,492	—	—	810,492
Bank-owned life insurance	25,430	25,430	25,430	—	—
Accrued interest receivable	4,514	4,514	4,514	—	—

Financial liabilities:
Interest-bearing deposits	$764,286	$734,347	$505,865	$—	$228,482
Noninterest-bearing deposits	218,740	218,740	218,740	—	—
Short-term borrowings	14,127	14,127	14,127	—	—
Long-term borrowings	71,202	73,209	—	—	73,209
Accrued interest payable	388	388	388	—	—

	Carrying	Fair	Fair Value Measurements at December 31, 2013
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$24,606	$24,606	$24,606	$—	$—
Investment securities:
Available for sale	288,612	288,612	12,965	275,647	—
Loans held for sale	1,626	1,626	1,626	—	—
Loans, net	808,200	808,895	—	—	808,895
Bank-owned life insurance	25,410	25,410	25,410	—	—
Accrued interest receivable	4,696	4,696	4,696	—	—

Financial liabilities:
Interest-bearing deposits	$755,625	$724,456	$488,818	$—	$235,638
Noninterest-bearing deposits	217,377	217,377	217,377	—	—
Short-term borrowings	26,716	26,716	26,716	—	—
Long-term borrowings	71,202	73,248	—	—	73,248
Accrued interest payable	405	405	405	—	—

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

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of Luzerne National Bank Corporation for a total purchase price of approximately $42,612,000.  As a result of the acquisition, the Company issued 978,977 common shares, or 20.31% of the total shares outstanding as of March 31, 2014, to former shareholders of Luzerne National Bank Corporation.  Luzerne Bank is operating as an independent bank under the Penns Woods Bancorp, Inc. umbrella.

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

Luzerne Bank’s loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value.  Additionally, consideration was given to management’s best estimates of default rates and payment speeds.  At acquisition, Luzerne Bank’s loan portfolio without evidence of deterioration totaled $249,789,000 and was recorded at a fair value of $249,500,000.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company cautions readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the  increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (vi) our ability to successfully integrate the business of Luzerne Bank.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2014 and 2013

Summary Results

Net income for the three months ended March 31, 2014 was $3,469,000 compared to $3,684,000 for the same period of 2013 as after-tax securities gains decreased $621,000 (from a gain of $986,000 to a gain of $393,000).  In addition, a gain of $174,000 on death benefits related to bank owned life insurance was recorded during the first quarter of 2014. Basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 were $0.72 and $0.96, respectively.  Return on average assets and return on average equity were 1.15% and 10.58% for the three months ended March 31, 2014 compared to 1.72% and 15.51% for the corresponding period of 2013.  Net income from core operations (“operating earnings”) increased to $3,036,000 for the three months ended March 31, 2014 compared to $3,033,000 for the same period of 2013.  Operating earnings per share for the three months ended March 31, 2014 were $0.63 basic and dilutive compared to $0.79 basic and dilutive for the three months ended March 31, 2013.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended March 31,
	2014	2013
GAAP net income	$3,469	$3,684
Less: net securities and bank-owned life insurance gains, net of tax	433	651
Non-GAAP operating earnings	$3,036	$3,033

	Three Months Ended March 31,
	2014	2013
Return on average assets (ROA)	1.15%	1.72%
Less: net securities and bank-owned life insurance gains, net of tax	0.14%	0.31%
Non-GAAP operating ROA	1.01%	1.41%

	Three Months Ended March 31,
	2014	2013
Return on average equity (ROE)	10.58%	15.51%
Less: net securities and bank-owned life insurance gains, net of tax	1.32%	2.74%
Non-GAAP operating ROE	9.26%	12.77%

	Three Months Ended March 31,
	2014	2013
Basic earnings per share (EPS)	$0.72	$0.96
Less: net securities and bank-owned life insurance gains, net of tax	0.09	0.17
Non-GAAP basic operating EPS	$0.63	$0.79

	Three Months Ended March 31,
	2014	2013
Dilutive EPS	$0.72	$0.96
Less: net securities and bank-owned life insurance gains, net of tax	0.09	0.17
Non-GAAP dilutive operating EPS	$0.63	$0.79

Interest and Dividend Income

Interest and dividend income for the three months ended March 31, 2014 increased to $11,329,000 compared to $9,540,000 for the same period of 2013.  The increase was due to loan portfolio income increasing as the impact of portfolio growth, due primarily due to the acquisition of Luzerne Bank, offset a reduction in yield of 81 basis points (“bp”) due to the competitive landscape and the continued low rate environment that is impacting new loan rates as well as the variable rate segment of the loan portfolio.  The loan portfolio income increase was partially offset by a decrease in investment portfolio interest due to a decline in the average taxable equivalent yield of 38 bp as the duration in the investment portfolio continues to be shortened in order to reduce interest rate and market risk in the future. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years. To offset the revenue impact of the declining asset yields, a focus has been placed on increasing earning assets by adding quality short and intermediate term loans such as home equity loans, even though these new earning assets are a lower yields than legacy assets.

Interest and dividend income composition for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended
	March 31, 2014		March 31, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$8,813	77.79%	$6,768	70.94%	$2,045	30.22%
Investment securities:
Taxable	1,458	12.87	1,443	15.13	15	1.04
Tax-exempt	931	8.22	1,267	13.28	(336)	(26.52)
Dividend and other interest income	127	1.12	62	0.65	65	104.84
Total interest and dividend income	$11,329	100.00%	$9,540	100.00%	$1,789	18.75%

 Interest Expense

Interest expense for the three months ended March 31, 2014 decreased $93,000 to $1,242,000 compared to $1,335,000 for the same period of 2013.  The decrease associated with deposits is primarily the result of a reduction of 32 and 12 bps in the rate paid on time deposits and money markets, respectively, and a continued shift from higher cost time deposits to core deposits, with emphasis on money market and NOW accounts.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) actions to maintain low interest rates, campaigns conducted by the Company to focus on core deposit (non-time deposit) growth as the building block to solid customer relationships, and the acquisition of Luzerne Bank.  In addition, during the past two years the time deposit portfolio has been shortened in order to increase repricing frequency.  The time deposit portfolio is now slowly being lengthened to build protection when interest rates begin to increase.  In addition, the Marcellus Shale natural gas exploration in north central Pennsylvania is creating opportunities to gather new and build upon existing deposit relationships.  Borrowing interest expense decreased as FHLB long-term borrowings have matured and have been replaced at rates less than 1% with maturities ranging from four to five years.

Interest expense composition for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended
	March 31, 2014		March 31, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$758	61.03%	$791	59.25%	$(33)	(4.17)%
Short-term borrowings	15	1.21	25	1.87	(10)	(40.00)
Long-term borrowings	469	37.76	519	38.88	(50)	(9.63)
Total interest expense	$1,242	100.00%	$1,335	100.00%	$(93)	(6.97)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended March 31, 2014 was 3.96% compared to 4.46% for the corresponding period of 2013.  The NIM declined as a 26 bp decline in the rate paid on interest bearing liabilities was countered by a 70 bp decline in the yield on interest earning assets.  The decrease in earning asset yield is due to the impact of the current low rate environment on the loan and investment portfolios.  In addition, the duration of the investment portfolio has been shortened by utilizing variable rate and intermediate term corporate bonds to offset the relatively longer duration of the municipal bonds within the portfolio.  This shortening of the investment portfolio limits current earnings due to the low rates on the short end of the interest rate curve, but it also limits interest rate risk and will provide cash flow over the next few years as we anticipate a period of increasing rates.  The decrease in the cost of interest bearing liabilities from 0.85% to 0.59% was driven by a reduction in the rate paid on time deposits of 32 bp.  The reduction in the rate paid on time deposits was the result of shortening the time deposit portfolio, which has resulted in an increasing repricing frequency during this period of low rates.  In addition, a focus on increasing core deposits has resulted in significant growth in lower cost core deposits.  The duration of the time deposit portfolio has slowly started to be lengthened due to the apparent bottoming or near bottoming of deposit rates.  The average rate on long-term borrowings declined due to the maturity of FHLB borrowings during 2013.

The following is a schedule of average balances and associated yields for the three months ended March 31, 2014 and 2013:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$27,190	$306	4.57%	$21,757	$249	4.64%
All other loans	770,656	8,611	4.53%	495,789	6,604	5.40%
Total loans	797,846	8,917	4.53%	517,546	6,853	5.34%

Fed funds sold	562	—	—%	—	—	—%

Taxable securities	176,725	1,577	3.57%	161,529	1,504	3.72%
Tax-exempt securities	97,131	1,411	5.81%	127,474	1,920	6.02%
Total securities	273,856	2,988	4.36%	289,003	3,424	4.74%

Interest-bearing deposits	16,043	8	0.20%	3,683	1	0.11%

Total interest-earning assets	1,088,307	11,913	4.42%	810,232	10,278	5.12%

Other assets	116,465			48,485

Total assets	$1,204,772			$858,717

Liabilities and shareholders’ equity:
Savings	$139,756	32	0.09%	$84,545	24	0.12%
Super Now deposits	176,806	157	0.36%	137,315	174	0.51%
Money market deposits	206,812	133	0.26%	144,366	135	0.38%
Time deposits	232,182	436	0.76%	171,733	458	1.08%
Total interest-bearing deposits	755,556	758	0.41%	537,959	791	0.60%

Short-term borrowings	20,101	15	0.30%	21,370	25	0.47%
Long-term borrowings	71,202	469	2.63%	75,889	519	2.74%
Total borrowings	91,303	484	2.12%	97,259	544	2.24%

Total interest-bearing liabilities	846,859	1,242	0.59%	635,218	1,335	0.85%

Demand deposits	212,152			116,021
Other liabilities	14,608			12,457
Shareholders’ equity	131,153			95,021

Total liabilities and shareholders’ equity	$1,204,772			$858,717
Interest rate spread			3.83%			4.27%
Net interest income/margin		$10,671	3.96%		$8,943	4.46%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(In Thousands)	2014	2013
Total interest income	$11,329	$9,540
Total interest expense	1,242	1,335
Net interest income	10,087	8,205
Tax equivalent adjustment	584	738
Net interest income (fully taxable equivalent)	$10,671	$8,943

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014 vs. 2013
	Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Tax-exempt loans	$61	$(4)	$57
All other loans	3,204	(1,197)	2,007
Fed funds sold	—	—	—
Taxable investment securities	138	(65)	73
Tax-exempt investment securities	(443)	(66)	(509)
Interest bearing deposits	7	—	7
Total interest-earning assets	2,967	(1,332)	1,635

Interest expense:
Savings deposits	14	(6)	8
Super Now deposits	43	(60)	(17)
Money market deposits	96	(98)	(2)
Time deposits	136	(158)	(22)
Short-term borrowings	(1)	(9)	(10)
Long-term borrowings	(31)	(19)	(50)
Total interest-bearing liabilities	257	(350)	(93)
Change in net interest income	$2,710	$(982)	$1,728

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2014, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses decreased from $10,144,000 at December 31, 2013 to $8,520,000 at March 31, 2014.  The decrease in the allowance for loan losses was driven by net charge-offs during the three months ended March 31, 2014 of $2,134,000. The majority of the loans charged-off had a specific allowance within the allowance for losses.  At March 31, 2014 and December 31, 2013, the allowance for loan losses to total loans was 1.04% and 1.24%, respectively.  The ratio was impacted by the growth in the loan portfolio due to the acquisition of Luzerne Bank and the related purchase accounting adjustments.

The provision for loan losses totaled $485,000 and $500,000 for the three months ended March 31, 2014 and 2013.  The amount of the provision for loan losses was the result of several factors, including but not limited to, a ratio of nonperforming loans to total loans of 1.29% at March 31, 2014 and a ratio of the allowance for loan losses to nonperforming loans of 80.27% at March 31, 2014.

Nonperforming loans increased to $10,614,000 at March 31, 2014 from $9,059,000 at March 31, 2013 due primarily to one commercial real estate backed loan becoming non-performing.  Internal loan review and analysis coupled with the ratios noted previously dictated that the provision for loan losses was at a level of $485,000 for the three months ended March 31, 2014.  The amount of the provision for loan losses for the period ended March 31, 2014 did not equate to the change in nonperforming loans as of March 31, 2014 because the majority of the non-performing loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
March 31, 2014	$153	$10,461	$10,614
December 31, 2013	604	9,074	9,678
September 30, 2013	231	5,833	6,064
June 30, 2013	8	6,507	6,515
March 31, 2013	37	9,022	9,059

Non-interest Income

Total non-interest income for the three months ended March 31, 2014 compared to the same period in 2013 increased $478,000 to $3,211,000.  Excluding net securities gains/losses, non-interest income for the three months ended March 31, 2014 increased $1,071,000 compared to the 2013 period due in part to the acquisition of Luzerne Bank.  The increase in service charges was driven by the acquisition of Luzerne Bank. Bank owned life insurance income increased primarily due to a gain on death benefits. Insurance commissions and brokerage commissions increased due in part to the acquisition of Luzerne Bank and a shift in product mix.  Other income was impacted by the acquisition of Luzerne Bank as it increased as debit and credit card related income continues to build as debit cards continue to gain in popularity, while an increasing number of merchants utilize our merchant card services.

Non-interest income composition for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended
	March 31, 2014		March 31, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$595	18.53%	$442	16.17%	$153	34.62%
Securities gains, net	393	12.24	986	36.08	(593)	(60.14)
Bank-owned life insurance	370	11.52	138	5.05	232	168.12
Gain on sale of loans	290	9.03	351	12.84	(61)	(17.38)
Insurance commissions	420	13.08	264	9.66	156	59.09
Brokerage commissions	271	8.44	248	9.07	23	9.27
Other	872	27.16	304	11.11	568	186.84
Total non-interest income	$3,211	100.00%	$2,733	100.00%	$478	17.49%

Non-interest Expense

Total non-interest expense increased $2,792,000 for the three months ended March 31, 2014 compared to the same period of 2013 due primarily to the acquisition of Luzerne Bank.  The increase in salaries and employee benefits was attributable to increases in salaries and health insurance coupled with the acquisition of Luzerne Bank.  Occupancy and furniture and equipment expenses increased due to the additional branches of Luzerne Bank and significant upgrades to the core operating system, a new teller system, and various enhancements to other ancillary systems. Other expenses increased primarily due to increased fees related to providing debit card services and other expenses related to the acquisition of Luzerne Bank.

Non-interest expense composition for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended
	March 31, 2014		March 31, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,503	52.10%	$3,068	52.44%	$1,435	46.77%
Occupancy	630	7.29	351	6.00	279	79.49
Furniture and equipment	671	7.76	408	6.97	263	64.46
Pennsylvania shares tax	244	2.82	184	3.14	60	32.61
Amortization of investment in limited partnerships	165	1.91	165	2.82	—	—
Federal Deposit Insurance Corporation deposit insurance	178	2.06	129	2.20	49	37.98
Marketing	110	1.27	95	1.62	15	15.79
Intangible amortization	92	1.06	—	—	92	N/A
Other	2,050	23.73	1,451	24.81	599	41.28
Total non-interest expense	$8,643	100.00%	$5,851	100.00%	$2,792	47.72%

Provision for Income Taxes

Income taxes decreased $202,000 for the three months ended March 31, 2014 compared to the same period of 2013.  The primary cause of the change in tax expense for the three months ended March 31, 2014 compared to 2013 is the impact of security gains.  Excluding the impact of the net securities gains, the effective tax rate for the three ended March 31, 2014 was 15.01% compared to 15.77% for the same period of 2013.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $15,057,000 from $24,606,000 at December 31, 2013 to $39,663,000 at March 31, 2014 primarily as a result of the following activities during the three months ended March 31, 2014:

Loans Held for Sale

Activity regarding loans held for sale resulted in loan originations leading sale proceeds, less $290,000 in realized gains, by $21,000 for the three months ended March 31, 2014.

Loans

Gross loans increased $2,267,000 since December 31, 2013 due to an increase in commercial and agricultural loans coupled with an increase in installment loans due to an auto loan campaign.  The increase in residential real estate was due primarily to an emphasis on home equity products.

The allocation of the loan portfolio, by category, as of March 31, 2014 and December 31, 2013 is presented below:

	March 31, 2014		December 31, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial and agricultural	$108,314	13.20%	$105,029	12.83%	$3,285	3.13%
Real estate mortgage:
Residential	403,294	49.14	399,781	48.86	3,513	0.88%
Commercial	275,806	33.61	282,476	34.52	(6,670)	(2.36)%
Construction	16,004	1.95	17,282	2.11	(1,278)	(7.39)%
Installment loans to individuals	18,102	2.21	14,647	1.79	3,455	23.59%
Net deferred loan fees and discounts	(909)	(0.11)	(871)	(0.11)	(38)	4.36%
Gross loans	$820,611	100.00%	$818,344	100.00%	$2,267	0.28%

The following table shows the amount of accrual and non-accrual TDRs at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial and agricultural	$426	$—	$426	$437	$—	$437
Real estate mortgage:
Residential	598	116	714	603	118	721
Commercial	4,107	5,097	9,204	4,145	5,123	9,268
Construction	11	1,018	1,029	11	1,028	1,039
Installment loans to individuals	5	—	5	7	—	7
	$5,147	$6,231	$11,378	$5,203	$6,269	$11,472

Investments

The fair value of the investment securities portfolio at March 31, 2014 decreased $12,579,000 since December 31, 2013 while the amortized cost of the portfolio decreased $17,515,000.  The decrease in value is the result of the investment portfolio being actively managed in order to reduce interest rate and market risk. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years.  The proceeds of the bond sales are being deployed into loans and variable rate intermediate term corporate bonds and short and intermediate term municipal bonds.  The strategy to sell a portion of the long-term bond portfolio does negatively impact current earnings, but this action plays a key role in our long-term asset liability management strategy as the balance sheet is shortened to better prepare for a rising rate environment. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 92% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact stock pricing.  The amortized cost of the equity securities portfolio has increased $744,000 to $11,928,000 at March 31, 2014 from $11,184,000 at December 31, 2013 while the fair value increased $732,000 over the same time period.

The equity portion of the portfolio is reviewed for possible other than temporary impairment in a similar manner to the bond portfolio with greater emphasis placed on the length of time the market value has been less than the carrying value and financial sector outlook.  The Company also reviews dividend payment activities.  The starting point for the equity analysis is the length and severity of a market price decline.  The Company monitors two primary measures: 20% decline in market value from carrying value for twelve consecutive months and 50% decline for three consecutive months.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at March 31, 2014 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS)
U.S. Government and agency securities	$5,406	$5,409	$—	$—	$3,997	$3,837	$9,403	$9,246
Mortgage-backed securities	13,037	13,622	—	—	—	—	13,037	13,622
Asset-backed securities	2,629	2,662	—	—	—	—	2,629	2,662
State and political securities	125,924	126,329	900	914	5,761	5,740	132,585	132,983
Other debt securities	93,985	93,312	10,817	10,511	—	—	104,802	103,823
Total debt securities AFS	$240,981	$241,334	$11,717	$11,425	$9,758	$9,577	$262,456	$262,336

Financing Activities

Deposits

Total deposits increased $10,024,000 from December 31, 2013 to March 31, 2014.  The growth was led by an increase in NOW accounts from December 31, 2013 to March 31, 2014 of 7.41%.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios.  The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.  Over the first three months of 2014, time deposits have decreased as we have taken a position of using these accounts as complementary accounts to core deposits.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2014		December 31, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$218,740	22.25%	$217,377	22.34%	$1,363	0.63%
NOW accounts	191,191	19.45	177,996	18.29	13,195	7.41
Money market deposits	202,893	20.64	203,786	20.94	(893)	(0.44)
Savings deposits	142,030	14.45	138,621	14.25	3,409	2.46
Time deposits	228,172	23.21	235,222	24.18	(7,050)	(3.00)
	$983,026	100.00%	$973,002	100.00%	$10,024	1.03%

Borrowed Funds

Total borrowed funds decreased 12.86% or $12,589,000 to $85,329,000 at March 31, 2014 compared to $97,918,000 at December 31, 2013.  Short-term borrowings primarily decreased due to lower cost core deposit growth.

	March 31, 2014		December 31, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$14,325	14.63%	$(14,325)	(100.00)%
Securities sold under agreement to repurchase	14,127	16.56	12,391	12.65	1,736	14.01%
Total short-term borrowings	14,127	16.56	26,716	27.28	(12,589)	(47.12)
Long-term FHLB borrowings	70,750	82.91	70,750	72.25	—	—
Long-term capital lease	452	52.97	452	0.46	—	—
Total long-term borrowings	71,202	83.44	71,202	72.72	—	—%
Total borrowed funds	$85,329	100.00%	$97,918	100.00%	$(12,589)	(12.86)%

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

Capital ratios as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$116,687	13.15%	$117,123	13.16%
For Capital Adequacy Purposes	71,014	8.00	71,200	8.00
To Be Well Capitalized	88,768	10.00	89,000	10.00
Tier I Capital (to Risk-weighted Assets)
Actual	$107,563	12.12%	$106,178	11.93%
For Capital Adequacy Purposes	35,507	4.00	35,600	4.00
To Be Well Capitalized	53,261	6.00	53,400	6.00
Tier I Capital (to Average Assets)
Actual	$107,563	9.13%	$106,178	9.02%
For Capital Adequacy Purposes	47,148	4.00	47,111	4.00
To Be Well Capitalized	58,935	5.00	58,889	5.00

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

The following liquidity measures are monitored for compliance and were within the limits cited at March 31, 2014:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a total current maximum borrowing capacity at the FHLB of $448,768,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $38,280,000.  Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $70,750,000 as of March 31, 2014.

Interest rate sensitivity, which is closely related to liquidity management, is a function of the repricing characteristics of the Company’s portfolio of assets and liabilities.  Asset/liability management strives to match maturities and rates between loan and investment security assets with the deposit liabilities and borrowings that fund them.  Successful asset/liability management results in a balance sheet structure which can cope effectively with market rate fluctuations. The matching process by segments both assets and liabilities into future time periods (usually 12 months, or less) based upon when repricing can be effected.  Repriceable assets are subtracted from repriceable liabilities, for a specific time period to determine the “gap”, or difference. Once known, the gap is managed based on predictions about future market interest rates.  Intentional mismatching, or gapping, can enhance net interest income if market rates move as predicted.  However, if market rates behave in a manner contrary to predictions, net interest income will suffer.  Gaps, therefore, contain an element of risk and must be prudently managed.  In addition to gap management, the Company has an asset/liability management policy which incorporates a market value at risk calculation which is used to determine the effects of interest rate movements on shareholders’ equity and a simulation analysis to monitor the effects of interest rate changes on the Company’s balance sheet.

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

The following is a rate shock forecast for the twelve month period ending March 31, 2015 assuming a static balance sheet as of March 31, 2014.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$36,990	$38,788	$40,353	$41,356	$42,505	$43,480	$44,244
Change from static	(3,363)	(1,565)	—	1,003	2,152	3,127	3,891
Percent change from static	-8.33%	-3.88%	—	2.49%	5.33%	7.75%	9.64%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Bank level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analysis or simulation analysis compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2013.  Additional information and details are provided in the “Liquidity and Interest Rate Sensitivity” section of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Part II.  OTHER INFORMATION
Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1 - January 31, 2014)	—	$—	—	76,776
Month #2 (February 1 - February 28, 2014)	—	—	—	76,776
Month #3 (March 1 - March 31, 2014)	—	—	—	76,776

On April 15, 2014, the Board of Directors approved authorization to repurchase up to 482,000 shares, or approximately 10%, of the outstanding shares of the Company for one year to April 15, 2015.  To date, there have been no shares repurchased under this plan.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2014 and December 31, 2013; (ii) the Consolidated Statement of Income for the three months ended March 31, 2014 and 2013; (iii) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	May 12, 2014	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2014	/s/ Brian L. Knepp
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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2014 and December 31, 2013; (ii) the Consolidated Statement of Income for the three months ended March 31, 2014 and 2013; (iii) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.