Form 10-Q
period 2014-06-30
PENNS WOODS BANCORP INC
filed 2014-08-11
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2014.

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

On August 1, 2014 there were 4,820,951 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share Data)	2014	2013
ASSETS:
Noninterest-bearing balances	$22,905	$23,723
Interest-bearing deposits in other financial institutions	1,962	770
Federal funds sold	—	113
Total cash and cash equivalents	24,867	24,606
Investment securities available for sale, at fair value	263,026	288,612
Loans held for sale	1,827	1,626
Loans	856,332	818,344
Allowance for loan losses	(8,811)	(10,144)
Loans, net	847,521	808,200
Premises and equipment, net	21,007	20,184
Accrued interest receivable	4,235	4,696
Bank-owned life insurance	25,601	25,410
Investment in limited partnerships	1,891	2,221
Goodwill	17,104	17,104
Intangibles	1,621	1,801
Deferred tax asset	6,807	9,889
Other assets	7,340	7,646
TOTAL ASSETS	$1,222,847	$1,211,995

LIABILITIES:
Interest-bearing deposits	$753,068	$755,625
Noninterest-bearing deposits	228,758	217,377
Total deposits	981,826	973,002
Short-term borrowings	21,926	26,716
Long-term borrowings	71,202	71,202
Accrued interest payable	399	405
Other liabilities	11,692	12,855
TOTAL LIABILITIES	1,087,045	1,084,180

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,001,222 and 4,999,929 shares issued	41,676	41,665
Additional paid-in capital	49,846	49,800
Retained earnings	49,955	47,554
Accumulated other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities	3,360	(2,169)
Defined benefit plan	(2,725)	(2,725)
Treasury stock at cost, 180,596 shares	(6,310)	(6,310)
TOTAL SHAREHOLDERS’ EQUITY	135,802	127,815
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,222,847	$1,211,995

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$8,912	$7,277	$17,725	$14,045
Investment securities:
Taxable	1,406	1,507	2,864	2,950
Tax-exempt	892	1,162	1,823	2,429
Dividend and other interest income	147	72	274	134
TOTAL INTEREST AND DIVIDEND INCOME	11,357	10,018	22,686	19,558
INTEREST EXPENSE:
Deposits	741	760	1,499	1,551
Short-term borrowings	12	22	27	47
Long-term borrowings	473	482	942	1,001
TOTAL INTEREST EXPENSE	1,226	1,264	2,468	2,599
NET INTEREST INCOME	10,131	8,754	20,218	16,959
PROVISION FOR LOAN LOSSES	300	575	785	1,075
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,831	8,179	19,433	15,884
NON-INTEREST INCOME:
Service charges	607	538	1,202	980
Securities gains, net	487	1,274	880	2,260
Bank-owned life insurance	181	144	551	282
Gain on sale of loans	421	302	711	653
Insurance commissions	283	247	703	511
Brokerage commissions	251	299	522	547
Other	699	731	1,571	1,035
TOTAL NON-INTEREST INCOME	2,929	3,535	6,140	6,268
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,167	3,442	8,670	6,510
Occupancy	552	397	1,182	748
Furniture and equipment	648	412	1,319	820
Pennsylvania shares tax	262	208	506	392
Amortization of investment in limited partnerships	166	166	331	331
Federal Deposit Insurance Corporation deposit insurance	201	119	379	248
Marketing	126	120	236	215
Intangible amortization	88	31	180	31
Other	2,212	2,070	4,262	3,521
TOTAL NON-INTEREST EXPENSE	8,422	6,965	17,065	12,816
INCOME BEFORE INCOME TAX PROVISION	4,338	4,749	8,508	9,336
INCOME TAX PROVISION	875	1,090	1,576	1,993
NET INCOME	$3,463	$3,659	$6,932	$7,343
EARNINGS PER SHARE - BASIC	$0.72	$0.88	$1.44	$1.84
EARNINGS PER SHARE - DILUTED	$0.72	$0.88	$1.44	$1.84
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,820,193	4,151,035	4,819,886	3,995,716
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	4,820,193	4,151,035	4,819,886	3,995,716
DIVIDENDS DECLARED PER SHARE	$0.47	$0.47	$0.94	$1.19

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Net Income	$3,463	$3,659	$6,932	$7,343
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	3,930	(11,196)	9,258	(12,707)
Tax effect	(1,336)	3,807	(3,148)	4,321
Net realized gain included in net income	(487)	(1,274)	(880)	(2,260)
Tax effect	166	433	299	768
Total other comprehensive income (loss)	2,272	(8,230)	5,529	(9,878)
Comprehensive income (loss)	$5,735	$(4,571)	$12,461	$(2,535)

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2012	4,019,112	$33,492	$18,157	$43,030	$5,357	$(6,310)	$93,726
Net income				7,343			7,343
Other comprehensive loss					(9,878)		(9,878)
Dividends declared, ($1.19 per share)				(5,030)			(5,030)
Common shares issued for employee stock purchase plan	792	7	24				31
Common shares issued for acquisition of Luzerne National Bank Corporation	978,977	8,158	31,578				39,736
Balance, June 30, 2013	4,998,881	$41,657	$49,759	$45,343	$(4,521)	$(6,310)	$125,928

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2013	4,999,929	$41,665	$49,800	$47,554	$(4,894)	$(6,310)	$127,815
Net income				6,932			6,932
Other comprehensive income					5,529		5,529
Dividends declared, ($0.94 per share)				(4,531)			(4,531)
Common shares issued for employee stock purchase plan	1,293	11	46				57
Balance, June 30, 2014	5,001,222	$41,676	$49,846	$49,955	$635	$(6,310)	$135,802

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2014	2013
OPERATING ACTIVITIES:
Net Income	$6,932	$7,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	725	415
Amortization of intangible assets	180	31
Provision for loan losses	785	1,075
Accretion and amortization of investment security discounts and premiums	329	(117)
Securities gains, net	(880)	(2,260)
Originations of loans held for sale	(21,292)	(27,697)
Proceeds of loans held for sale	21,802	26,715
Gain on sale of loans	(711)	(653)
Earnings on bank-owned life insurance	(551)	(282)
Decrease (increase) in deferred tax asset	233	(162)
Other, net	(373)	889
Net cash provided by operating activities	7,179	5,297
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	70,431	42,910
Proceeds from calls, maturities, and repayments of principal	3,582	8,780
Purchases	(39,578)	(63,942)
Net increase in loans	(40,239)	(23,666)
Acquisition of bank premises and equipment	(1,571)	(1,200)
Proceeds from the sale of foreclosed assets	475	—
Purchase of bank-owned life insurance	(25)	(977)
Proceeds from bank-owned life insurance death benefit	367	—
Proceeds from redemption of regulatory stock	1,072	548
Purchases of regulatory stock	(992)	(822)
Acquisition, net of cash acquired	—	17,487
Net cash used for investing activities	(6,478)	(20,882)
FINANCING ACTIVITIES:
Net (decrease) increase in interest-bearing deposits	(2,557)	22,754
Net increase in noninterest-bearing deposits	11,381	13,625
Repayment of long-term borrowings	—	(5,528)
Net (decrease) increase in short-term borrowings	(4,790)	3,030
Dividends paid	(4,531)	(5,030)
Issuance of common stock	57	31
Net cash (used for) provided by financing activities	(440)	28,882
NET INCREASE IN CASH AND CASH EQUIVALENTS	261	13,297
CASH AND CASH EQUIVALENTS, BEGINNING	24,606	15,142
CASH AND CASH EQUIVALENTS, ENDING	$24,867	$28,439

	Six Months Ended June 30,
(In Thousands)	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,474	$2,523
Income taxes paid	1,665	1,795
Transfer of loans to foreclosed real estate	134	26
Acquisition of Luzerne National Bank Corporation
Non-cash assets acquired:
Federal Funds Sold	—	67
Securities available for sale	—	21,783
Loans	—	250,377
Premises and equipment, net	—	8,014
Accrued interest receivable	—	726
Bank-owned life insurance	—	7,419
Intangibles	—	2,015
Other assets	—	2,636
Goodwill	—	14,072
	—	307,109
Liabilities assumed:
Deferred tax liability	—	76
Interest-bearing deposits	—	194,438
Noninterest-bearing deposits	—	82,518
Short-term borrowings	—	2,766
Accrued interest payable	—	103
Other liabilities	—	4,892
	—	284,793
Net non-cash assets acquired	—	22,316
Cash acquired	$—	$20,296

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

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income by component as of June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Balance, March 31,	$1,088	$(2,725)	$(1,637)	$8,516	$(4,807)	$3,709
Other comprehensive income (loss) before reclassifications	2,593	—	2,593	(7,389)	—	(7,389)
Amounts reclassified from accumulated other comprehensive income (loss)	(321)	—	(321)	(841)	—	(841)
Net current-period other comprehensive income (loss)	2,272	—	2,272	(8,230)	—	(8,230)
Balance, June 30	$3,360	$(2,725)	$635	$286	$(4,807)	$(4,521)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Balance, December 31	$(2,169)	$(2,725)	$(4,894)	$10,164	$(4,807)	$5,357
Other comprehensive (loss) income before reclassifications	6,110	—	6,110	(8,386)	—	(8,386)
Amounts reclassified from accumulated other comprehensive (loss) income	(581)	—	(581)	(1,492)	—	(1,492)
Net current-period other comprehensive (loss) income	5,529	—	5,529	(9,878)	—	(9,878)
Balance, June 30	$3,360	$(2,725)	$635	$286	$(4,807)	$(4,521)

The reclassifications out of accumulated other comprehensive income as of June 30, 2014 and 2013 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net unrealized gain on available for sale securities	$487	$1,274	Securities gains, net
Income tax effect	166	433	Income tax provision
Total reclassifications for the period	$321	$841	Net of tax

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Income
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net unrealized gain on available for sale securities	$880	$2,260	Securities gains, net
Income tax effect	299	768	Income tax provision
Total reclassifications for the period	$581	$1,492	Net of tax

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average common shares issued	5,000,789	4,331,631	5,000,482	4,176,312
Average treasury stock shares	(180,596)	(180,596)	(180,596)	(180,596)
Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	4,820,193	4,151,035	4,819,886	3,995,716

Note 5. Investment Securities

The amortized cost and fair values of investment securities at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$5,975	$14	$(127)	$5,862
Mortgage-backed securities	11,420	593	(9)	12,004
Asset-backed securities	2,580	40	(3)	2,617
State and political securities	126,518	4,089	(1,411)	129,196
Other debt securities	99,197	1,202	(962)	99,437
Total debt securities	245,690	5,938	(2,512)	249,116
Financial institution equity securities	8,588	1,637	(3)	10,222
Other equity securities	3,657	122	(91)	3,688
Total equity securities	12,245	1,759	(94)	13,910
Total investment securities AFS	$257,935	$7,697	$(2,606)	$263,026

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$9,989	$17	$(83)	$9,923
Mortgage-backed securities	9,966	694	(68)	10,592
Asset-backed securities	6,700	43	(179)	6,564
State and political securities	145,121	2,120	(5,446)	141,795
Other debt securities	108,939	879	(3,045)	106,773
Total debt securities	280,715	3,753	(8,821)	275,647
Financial institution equity securities	8,842	1,820	—	10,662
Other equity securities	2,342	28	(67)	2,303
Total equity securities	11,184	1,848	(67)	12,965
Total investment securities AFS	$291,899	$5,601	$(8,888)	$288,612

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013.

	June 30, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$—	$—	$3,869	$(127)	$3,869	$(127)
Mortgage-backed securities	3,965	(6)	926	(3)	4,891	(9)
Asset-backed securities	—	—	612	(3)	612	(3)
State and political securities	8,989	(99)	11,530	(1,312)	20,519	(1,411)
Other debt securities	11,631	(237)	29,471	(725)	41,102	(962)
Total debt securities	24,585	(342)	46,408	(2,170)	70,993	(2,512)
Financial institution equity securities	132	(3)	—	—	132	(3)
Other equity securities	668	(59)	768	(32)	1,436	(91)
Total equity securities	800	(62)	768	(32)	1,568	(94)
Total	$25,385	$(404)	$47,176	$(2,202)	$72,561	$(2,606)

	December 31, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$7,740	$(83)	$—	$—	$7,740	$(83)
Mortgage-backed securities	2,483	(68)	—	—	2,483	(68)
Asset-backed securities	3,847	(177)	712	(2)	4,559	(179)
State and political securities	42,577	(2,558)	8,233	(2,888)	50,810	(5,446)
Other debt securities	73,254	(3,045)	—	—	73,254	(3,045)
Total debt securities	129,901	(5,931)	8,945	(2,890)	138,846	(8,821)
Financial institution equity securities	—	—	—	—	—	—
Other equity securities	274	(22)	655	(45)	929	(67)
Total equity securities	274	(22)	655	(45)	929	(67)
Total	$130,175	$(5,953)	$9,600	$(2,935)	$139,775	$(8,888)

At June 30, 2014 there were a total of 20 securities in a continuous unrealized loss position for less than twelve months and 48 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at June 30, 2014, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,760	$3,795
Due after one year to five years	38,383	38,921
Due after five years to ten years	107,423	107,642
Due after ten years	96,124	98,758
Total	$245,690	$249,116

Total gross proceeds from sales of securities available for sale were $70,431,000 and $42,910,000 for the six months ended June 30, 2014 and 2013, respectively.  The following table represents gross realized gains and losses on those transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Gross realized gains:
U.S. Government and agency securities	$49	$—	$49	$—
Mortgage-backed securities	76	—	76	—
State and political securities	387	1,062	732	1,641
Other debt securities	155	178	462	299
Financial institution equity securities	16	—	128	130
Other equity securities	64	34	119	250
Total gross realized gains	$747	$1,274	$1,566	$2,320

Gross realized losses:
U.S. Government and agency securities	$14	$—	$45	$—
State and political securities	83	—	403	60
Other debt securities	97	—	172	—
Other equity securities	66	—	66	—
Total gross realized losses	$260	$—	$686	$60

There were no impairment charges included in gross realized losses for the three and six months ended June 30, 2014 and 2013, respectively.

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

The following table presents the related aging categories of loans, by segment, as of June 30, 2014 and December 31, 2013:

	June 30, 2014
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$118,326	$645	$—	$156	$119,127
Real estate mortgage:
Residential	413,513	3,261	397	444	417,615
Commercial	269,481	1,839	—	9,984	281,304
Construction	19,345	—	—	998	20,343
Installment loans to individuals	19,123	96	—	—	19,219
	839,788	$5,841	$397	$11,582	857,608
Net deferred loan fees and discounts	(1,276)				(1,276)
Allowance for loan losses	(8,811)				(8,811)
Loans, net	$829,701				$847,521

	December 31, 2013
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$104,419	$502	$—	$108	$105,029
Real estate mortgage:
Residential	392,300	6,424	531	526	399,781
Commercial	272,745	2,533	—	7,198	282,476
Construction	15,967	—	73	1,242	17,282
Installment loans to individuals	14,170	477	—	—	14,647
	799,601	$9,936	$604	$9,074	819,215
Net deferred loan fees and discounts	(871)				(871)
Allowance for loan losses	(10,144)				(10,144)
Loans, net	$788,586				$808,200

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon the acquisition of Luzerne Bank on June 1, 2013, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and June 30, 2014.  The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.  The carrying value of purchased loans acquired with deteriorated credit quality was $866,000 at June 30, 2014.

On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans evidencing credit impairment acquired in the Luzerne Bank acquisition was $1,211,000 and the estimated fair value of the loans was $878,000. Total contractually required payments on these loans, including interest, at the acquisition date was $1,783,000. However, the Company’s preliminary estimate of expected cash flows was $941,000. At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from either the customer or liquidation of collateral) of $842,000 relating to these impaired loans, reflected in the recorded net fair value. Such amount is reflected as a non-accretable fair value adjustment to loans. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $63,000 on the acquisition date relating to these impaired loans.

The carrying value of the loans acquired in the Luzerne Bank transaction with specific evidence of deterioration in credit quality was determined by projecting discounted contractual cash flows. The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the Luzerne Bank acquisition as of June 1, 2013:

Changes in the amortizable yield for purchased credit-impaired loans were as follows for the six months ended June 30, 2014 and 2013:

(In Thousands)	June 30, 2014	June 30, 2013
Balance at beginning of period or at acquisition	$35	$63
Accretion	(12)	(4)
Balance at end of period	$23	$59

The following table presents additional information regarding loans acquired in the Luzerne Bank transaction with specific evidence of deterioration in credit quality:

(In Thousands)	June 30, 2014	December 31, 2013
Outstanding balance	$1,222	$1,224
Carrying amount	866	868

There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and June 30, 2014. There has been no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of June 30, 2014.

The following table presents interest income the Bank would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial and agricultural	$15	$1	$4	$—
Real estate mortgage:
Residential	5	5	22	3
Commercial	147	53	31	34
Construction	24	—	40	14
	$191	$59	$97	$51

	Six Months Ended June 30,
	2014		2013
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial and agricultural	$17	$1	$4	$—
Real estate mortgage:
Residential	7	9	54	12
Commercial	275	86	116	84
Construction	35	—	81	25
	$334	$96	$255	$121

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate mortgage:
Residential	454	563	—
Commercial	2,250	2,506	—
Construction	516	516	—
	3,220	3,585	—
With an allowance recorded:
Commercial and agricultural	512	512	147
Real estate mortgage:
Residential	630	653	56
Commercial	8,617	9,116	2,042
Construction	506	1,361	108
	10,265	11,642	2,353
Total:
Commercial and agricultural	512	512	147
Real estate mortgage:
Residential	1,084	1,216	56
Commercial	10,867	11,622	2,042
Construction	1,022	1,877	108
	$13,485	$15,227	$2,353

	December 31, 2013
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate mortgage:
Residential	916	1,173	—
Commercial	623	879	—
Construction	528	528	—
	2,067	2,580	—
With an allowance recorded:
Commercial and agricultural	532	532	224
Real estate mortgage:
Residential	319	342	65
Commercial	7,598	7,742	2,153
Construction	512	1,367	113
	8,961	9,983	2,555
Total:
Commercial and agricultural	532	532	224
Real estate mortgage:
Residential	1,235	1,515	65
Commercial	8,221	8,621	2,153
Construction	1,040	1,895	113
	$11,028	$12,563	$2,555

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and six months ended for June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014			2013
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$517	$7	$—	$718	$7	$—
Real estate mortgage:
Residential	1,117	3	3	1,679	9	6
Commercial	10,901	19	2	8,491	46	38
Construction	1,025	—	—	2,532	—	14
	$13,560	$29	$5	$13,420	$62	$58

	Six Months Ended June 30,
	2014			2013
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$522	$13	$—	$615	$13	$—
Real estate mortgage:
Residential	1,142	14	7	1,618	17	11
Commercial	10,008	61	14	8,598	93	84
Construction	1,030	2	8	3,718	553	553
	$12,702	$90	$29	$14,549	$676	$648

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

There were no loan modifications that are considered TDRs completed during the three and six months ended June 30, 2014. Loan modifications that are considered TDRs completed during the three and six months ended June 30, 2013 were as follows:

	Three Months Ended June 30,
	2013
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage:
Residential	2	$61	$61
	2	$61	$61

	Six Months Ended June 30,
	2013
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage:
Residential	2	$61	$61
Commercial	2	264	264
	4	$325	$325

There were two loan modifications considered troubled debt restructurings made during the twelve months previous to June 30, 2014 that defaulted during the six months ended June 30, 2014.  The loans that defaulted are commercial real estate loans that are currently in litigation with a recorded investment of $1,629,000 at June 30, 2014.

Troubled debt restructurings amounted to $11,281,000 and $11,472,000 as of June 30, 2014 and December 31, 2013.

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

The following table presents the credit quality categories identified above as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$112,634	$415,617	$259,533	$19,645	$19,219	$826,648
Special Mention	5,173	1,569	9,438	202	—	16,382
Substandard	1,320	429	12,333	496	—	14,578
	$119,127	$417,615	$281,304	$20,343	$19,219	$857,608

	December 31, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$99,256	$398,327	$259,505	$13,608	$14,647	$785,343
Special Mention	4,529	598	10,181	214	—	15,522
Substandard	1,244	856	12,790	3,460	—	18,350
	$105,029	$399,781	$282,476	$17,282	$14,647	$819,215

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

There has been no allowance for loan losses recorded for loans acquired in the Luzerne Bank transaction with or without specific evidence of deterioration in credit quality as of June 1, 2013 as well as those acquired without specific evidence of deterioration in credit quality as of June 30, 2014.

Activity in the allowance is presented for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$537	$3,062	$3,324	$795	$161	$641	$8,520
Charge-offs	—	(7)	—	—	(28)	—	(35)
Recoveries	8	1	—	—	17	—	26
Provision	149	206	70	(77)	48	(96)	300
Ending Balance	$694	$3,262	$3,394	$718	$198	$545	$8,811

	Three Months Ended June 30, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$568	$2,772	$3,759	$814	$144	$773	$8,830
Charge-offs	—	—	(6)	—	(25)	—	(31)
Recoveries	11	4	5	—	10	—	30
Provision	(39)	269	230	29	12	74	575
Ending Balance	$540	$3,045	$3,988	$843	$141	$847	$9,404

	Six Months Ended June 30, 2014
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$474	$3,917	$4,079	$741	$139	$794	$10,144
Charge-offs	—	(63)	(2,038)	—	(68)	—	(2,169)
Recoveries	11	3	—	—	37	—	51
Provision	209	(595)	1,353	(23)	90	(249)	785
Ending Balance	$694	$3,262	$3,394	$718	$198	$545	$8,811

	Six Months Ended June 30, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$361	$1,954	$3,831	$950	$144	$377	$7,617
Charge-offs	—	(134)	(6)	—	(50)	—	(190)
Recoveries	13	5	6	850	28	—	902
Provision	166	1,220	157	(957)	19	470	1,075
Ending Balance	$540	$3,045	$3,988	$843	$141	$847	$9,404

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio at June 30, 2014, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of loans at June 30, 2014 and 2013 as follows:

	June 30,
	2014	2013
Owners of residential rental properties	15.69%	14.71%
Owners of commercial rental properties	14.12%	14.15%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$147	$56	$2,042	$108	$—	$—	$2,353
Collectively evaluated for impairment	547	3,206	1,352	610	198	545	6,458
Total ending allowance balance	$694	$3,262	$3,394	$718	$198	$545	$8,811

Loans:
Individually evaluated for impairment	$512	$732	$10,353	$1,022	$—		$12,619
Loans acquired with deteriorated credit quality	—	352	514	—	—		866
Collectively evaluated for impairment	118,615	416,531	270,437	19,321	19,219		844,123
Total ending loans balance	$119,127	$417,615	$281,304	$20,343	$19,219		$857,608

	December 31, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$224	$65	$2,153	$113	$—	$—	$2,555
Collectively evaluated for impairment	250	3,852	1,926	628	139	794	7,589
Total ending allowance balance	$474	$3,917	$4,079	$741	$139	$794	$10,144

Loans:
Individually evaluated for impairment	$532	$881	$7,707	$1,040	$—		$10,160
Loans acquired with deteriorated credit quality	—	354	514	—			868
Collectively evaluated for impairment	104,497	398,546	274,255	16,242	14,647		808,187
Total ending loans balance	$105,029	$399,781	$282,476	$17,282	$14,647		$819,215

Note 8.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Service cost	$140	$159	$280	$318
Interest cost	214	193	429	386
Expected return on plan assets	(289)	(246)	(577)	(492)
Amortization of prior service cost	—	6	—	13
Amortization of net loss	53	120	105	239
Net periodic cost	$118	$232	$237	$464

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2013, that it expected to contribute a minimum of $600,000 to its defined benefit plan in 2014.  As of June 30, 2014, there were contributions of $420,000 made to the plan with additional contributions of at least $180,000 anticipated during the remainder of 2014.

Note 9.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the six months ended June 30, 2014 and 2013, there were 1,293 and 792 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2014 and December 31, 2013:

(In Thousands)	June 30, 2014	December 31, 2013
Commitments to extend credit	$252,693	$185,415
Standby letters of credit	3,955	4,379
	$256,648	$189,794

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of June 30, 2014 and December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2014
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$5,862	$—	$5,862
Mortgage-backed securities		12,004	—	12,004
Asset-backed securities		2,617	—	2,617
State and political securities	—	129,196	—	129,196
Other debt securities	—	99,437	—	99,437
Financial institution equity securities	10,222	—	—	10,222
Other equity securities	3,688	—	—	3,688
Total assets measured on a recurring basis	$13,910	$249,116	$—	$263,026

	December 31, 2013
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$9,923	$—	$9,923
Mortgage-backed securities	—	10,592	—	10,592
Asset-backed securities	—	6,564	—	6,564
State and political securities	—	141,795	—	141,795
Other debt securities	—	106,773	—	106,773
Financial institution equity securities	10,662	—	—	10,662
Other equity securities	2,303	—	—	2,303
Total assets measured on a recurring basis	$12,965	$275,647	$—	$288,612

The following table presents the assets reported on the consolidated balance sheet at their fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2014
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$11,132	$11,132
Other real estate owned	—	—	1,552	1,552
Total assets measured on a non-recurring basis	$—	$—	$12,684	$12,684

	December 31, 2013
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$8,473	$8,473
Other real estate owned	—	—	1,898	1,898
Total assets measured on a non-recurring basis	$—	$—	$10,371	$10,371

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$11,132	Discounted cash flow	Temporary reduction in payment amount	0 to -91%	12%
			Probability of default	—%	—%
		Appraisal of collateral	Appraisal adjustments (1)	0 to -44%	16%
Other real estate owned	$1,552	Appraisal of collateral (1)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2013
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$8,473	Discounted cash flow	Temporary reduction in payment amount	0 to -91%	-18%
			Probability of default	—%	—%
		Appraisal of collateral	Appraisal adjustments (1)	0 to -44%	-21%
Other real estate owned	$1,898	Appraisal of collateral (1)
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

The fair values of the Company’s financial instruments are as follows at June 30, 2014 and December 31, 2013:

	Carrying	Fair	Fair Value Measurements at June 30, 2014
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$24,867	$24,867	$24,867	$—	$—
Investment securities:
Available for sale	263,026	263,026	13,910	249,116	—
Loans held for sale	1,827	1,827	1,827	—	—
Loans, net	847,521	848,480	—	—	848,480
Bank-owned life insurance	25,601	25,601	25,601	—	—
Accrued interest receivable	4,235	4,235	4,235	—	—

Financial liabilities:
Interest-bearing deposits	$753,068	$733,414	$510,673	$—	$222,741
Noninterest-bearing deposits	228,758	228,758	228,758	—	—
Short-term borrowings	21,926	21,926	21,926	—	—
Long-term borrowings	71,202	73,614	—	—	73,614
Accrued interest payable	399	399	399	—	—

	Carrying	Fair	Fair Value Measurements at December 31, 2013
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$24,606	$24,606	$24,606	$—	$—
Investment securities:
Available for sale	288,612	288,612	12,965	275,647	—
Loans held for sale	1,626	1,626	1,626	—	—
Loans, net	808,200	808,895	—	—	808,895
Bank-owned life insurance	25,410	25,410	25,410	—	—
Accrued interest receivable	4,696	4,696	4,696	—	—

Financial liabilities:
Interest-bearing deposits	$755,625	$724,456	$488,818	$—	$235,638
Noninterest-bearing deposits	217,377	217,377	217,377	—	—
Short-term borrowings	26,716	26,716	26,716	—	—
Long-term borrowings	71,202	73,248	—	—	73,248
Accrued interest payable	405	405	405	—	—

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

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of Luzerne National Bank Corporation for a total purchase price of approximately $42,612,000.  As a result of the acquisition, the Company issued 978,977 common shares, or 20.31% of the total shares outstanding as of June 30, 2014, to former shareholders of Luzerne National Bank Corporation.  Luzerne Bank is operating as an independent bank under the Penns Woods Bancorp, Inc. umbrella.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

Summary Results

Net income for the three months ended June 30, 2014 was $3,463,000 compared to $3,659,000 for the same period of 2013 as after-tax securities gains decreased $520,000 (from a gain of $841,000 to a gain of $321,000). Basic and diluted earnings per share for the three months ended June 30, 2014 and 2013 were $0.72 and $0.88, respectively.  Return on average assets and return on average equity were 1.13% and 10.29% for the three months ended June 30, 2014 compared to 1.48% and 13.54% for the corresponding period of 2013.  Net income from core operations (“operating earnings”) increased to $3,142,000 for the three months ended June 30, 2014 compared to $2,818,000 for the same period of 2013.  Operating earnings per share for the three months ended June 30, 2014 were $0.65 basic and dilutive compared to $0.68 basic and dilutive for the three months ended June 30, 2013.

The six months ended June 30, 2014 generated net income of $6,932,000 compared to $7,343,000 for the same period of 2013. Comparable results were impacted by a decrease in after-tax securities gains of $911,000 (from a gain of $1,492,000 to a gain of $581,000). In addition, a gain of $174,000 on death benefit related to bank owned life insurance was recorded during the six months ended June 30, 2014. Earnings per share, basic and dilutive, for the six months ended June 30, 2014 were $1.44 compared to $1.84 for the comparable period of 2013. Return on average assets and return on average equity were 1.14% and 10.43% for the six months ended June 30, 2014 compared to 1.59% and 14.45% for the corresponding period of 2013.  Operating earnings increased to $6,177,000 for the six months ended June 30, 2014 compared to $5,851,000 for the same period of 2013.  Operating earnings per share for the six months ended June 30, 2014 were $1.28 basic and dilutive compared to $1.46 basic and dilutive for the six months ended June 30, 2013.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
GAAP net income	$3,463	$3,659	$6,932	$7,343
Less: net securities and bank-owned life insurance gains, net of tax	321	841	755	1,492
Non-GAAP operating earnings	$3,142	$2,818	$6,177	$5,851

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Return on average assets (ROA)	1.13%	1.48%	1.14%	1.59%
Less: net securities and bank-owned life insurance gains, net of tax	0.10%	0.34%	0.12%	0.33%
Non-GAAP operating ROA	1.03%	1.14%	1.02%	1.26%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Return on average equity (ROE)	10.29%	13.54%	10.43%	14.45%
Less: net securities and bank-owned life insurance gains, net of tax	0.96%	3.11%	1.14%	2.93%
Non-GAAP operating ROE	9.33%	10.43%	9.29%	11.52%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic earnings per share (EPS)	$0.72	$0.88	$1.44	$1.84
Less: net securities and bank-owned life insurance gains, net of tax	0.07	0.20	0.16	0.38
Non-GAAP basic operating EPS	$0.65	$0.68	$1.28	$1.46

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Dilutive EPS	$0.72	$0.88	$1.44	$1.84
Less: net securities and bank-owned life insurance gains, net of tax	0.07	0.20	0.16	0.38
Non-GAAP dilutive operating EPS	$0.65	$0.68	$1.28	$1.46

Interest and Dividend Income

Interest and dividend income for the three months ended June 30, 2014 increased to $11,357,000 compared to $10,018,000 for the same period of 2013.  The increase was due to loan portfolio income increasing as the impact of portfolio growth, due primarily due to the acquisition of Luzerne Bank, offset a reduction in yield of 44 basis points (“bp”) due to the competitive landscape and the continued low rate environment that is impacting new loan rates as well as the variable rate segment of the loan portfolio.  The loan portfolio income increase was partially offset by a decrease in investment portfolio interest due to a decline in the average taxable equivalent yield of 20 bp as the duration in the investment portfolio continues to be shortened in order to reduce interest rate and market risk in the future. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years. To offset the revenue impact of the declining asset yields, a focus has been placed on increasing earning assets by adding quality short and intermediate term loans such as home equity loans, even though these new earning assets are at a lower yields than legacy assets.

During the six months ended June 30, 2014, interest and dividend income was $22,686,000, an increase of $3,128,000 over the same period in 2013. Interest income on the loan portfolio increased as the growth in the portfolio was countered by a 67 bp decline in average yield. The investment portfolio interest income decreased as the portfolio size was decreased in order to reduce interest rate and market risk, while the yield on the investment portfolio declined 31 bp.

Interest and dividend income composition for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended
	June 30, 2014		June 30, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$8,912	78.48%	$7,277	72.64%	$1,635	22.47%
Investment securities:
Taxable	1,406	12.38	1,507	15.04	(101)	(6.70)
Tax-exempt	892	7.85	1,162	11.60	(270)	(23.24)
Dividend and other interest income	147	1.29	72	0.72	75	104.17
Total interest and dividend income	$11,357	100.00%	$10,018	100.00%	$1,339	13.37%

	Six Months Ended
	June 30, 2014		June 30, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$17,725	78.13%	$14,045	71.81%	$3,680	26.20%
Investment securities:
Taxable	2,864	12.62	2,950	15.08	(86)	(2.92)
Tax-exempt	1,823	8.04	2,429	12.42	(606)	(24.95)
Dividend and other interest income	274	1.21	134	0.69	140	104.48
Total interest and dividend income	$22,686	100.00%	$19,558	100.00%	$3,128	15.99%

Interest Expense

Interest expense for the three months ended June 30, 2014 decreased $38,000 to $1,226,000 compared to $1,264,000 for the same period of 2013.  The decrease associated with deposits is primarily the result of a reduction of 14 bps and 14 bps in the rate paid on time deposits and NOW accounts, respectively, and a continued shift from higher cost time deposits to core deposits, with emphasis on money market and NOW accounts.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) actions to maintain low interest rates, campaigns conducted by the Company to focus on core deposit (non-time deposit) growth as the building block to solid customer relationships, and the acquisition of Luzerne Bank.  In addition, during the past two years the time deposit portfolio has been shortened in order to increase repricing frequency.  The time deposit portfolio is now slowly being lengthened to build protection against anticipated rising interest rates.  In addition, the Marcellus Shale natural gas exploration in north central Pennsylvania is creating opportunities to gather new and build upon existing deposit relationships.

Interest expense for the six months ended June 30, 2014 decreased 5.04% from the same period of 2013. The reasons noted for the decline in interest expense for the three month period comparison also apply to the six month period.

Interest expense composition for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended
	June 30, 2014		June 30, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$741	60.44%	$760	60.13%	$(19)	(2.50)%
Short-term borrowings	12	0.98	22	1.74	(10)	(45.45)
Long-term borrowings	473	38.58	482	38.13	(9)	(1.87)
Total interest expense	$1,226	100.00%	$1,264	100.00%	$(38)	(3.01)%

	Six Months Ended
	June 30, 2014		June 30, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,499	60.74%	$1,551	59.68%	$(52)	(3.35)%
Short-term borrowings	27	1.09	47	1.81	(20)	(42.55)
Long-term borrowings	942	38.17	1,001	38.51	(59)	(5.89)
Total interest expense	$2,468	100.00%	$2,599	100.00%	$(131)	(5.04)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended June 30, 2014 was 3.84% compared to 4.09% for the corresponding period of 2013.  The NIM declined as a 14 bp decline in the rate paid on interest bearing liabilities was countered by a 37 bp decline in the yield on interest earning assets.  The decrease in earning asset yield is due to the impact of the current low rate environment on the loan and investment portfolios.  In addition, the duration of the investment portfolio has been shortened by utilizing variable rate and intermediate term corporate bonds to offset the relatively longer duration of the municipal bonds within the portfolio.  This shortening of the investment portfolio limits current earnings due to the low rates on the short end of the interest rate curve, but it also limits interest rate risk and will provide cash flow over the next few years as we anticipate a period of increasing rates.  The decrease in the cost of interest bearing liabilities from 0.71% to 0.57% was driven by a reduction in the rate paid on time deposits of 14 bp.  The reduction in the rate paid on time deposits was the result of shortening the time deposit portfolio, which has resulted in an increasing repricing frequency during this period of low rates.  In addition, a focus on increasing core deposits has resulted in significant growth in lower cost core deposits.  The duration of the time deposit portfolio has slowly started to be lengthened due to the apparent bottoming or near bottoming of deposit rates.  The average rate on long-term borrowings declined due to the maturity of FHLB borrowings during 2013.

The NIM for the six months ended June 30, 2014 was 3.88% compared to 4.26% for the same period of 2013. The impact of the items mentioned in the three month discussion also applies to the six months ended. A 22 bp decline in the rate paid on time deposits served as the foundation for a 14 bp decline in the rate paid on deposits, while the FOMC and general market actions affected the yield on earning assets and cost of borrowings.

The following is a schedule of average balances and associated yields for the three and six months ended June 30, 2014 and 2013:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$26,040	$286	4.41%	$21,480	$249	4.65%
All other loans	805,971	8,723	4.34%	596,206	7,113	4.79%
Total loans	832,011	9,009	4.34%	617,686	7,362	4.78%

Fed funds sold	128	—	—%	98	—	—%

Taxable securities	175,374	1,540	3.51%	178,827	1,573	3.52%
Tax-exempt securities	98,589	1,352	5.66%	119,655	1,761	5.89%
Total securities	273,963	2,892	4.27%	298,482	3,334	4.47%

Interest-bearing deposits	14,396	13	0.36%	8,339	6	0.29%

Total interest-earning assets	1,120,498	11,914	4.27%	924,605	10,702	4.64%

Other assets	105,066			65,956

Total assets	$1,225,564			$990,561

Liabilities and shareholders’ equity:
Savings	$141,837	20	0.06%	$107,027	27	0.10%
Super Now deposits	189,473	150	0.32%	149,635	171	0.46%
Money market deposits	211,788	138	0.26%	172,228	129	0.30%
Time deposits	225,548	433	0.77%	191,046	433	0.91%
Total interest-bearing deposits	768,646	741	0.39%	619,936	760	0.60%

Short-term borrowings	15,422	11	0.29%	21,777	22	0.40%
Long-term borrowings	71,202	474	2.63%	71,237	482	2.68%
Total borrowings	86,624	485	2.22%	93,014	504	2.14%

Total interest-bearing liabilities	855,270	1,226	0.57%	712,950	1,264	0.71%

Demand deposits	220,975			153,840
Other liabilities	14,651			15,652
Shareholders’ equity	134,668			108,120

Total liabilities and shareholders’ equity	$1,225,564			$990,562
Interest rate spread			3.70%			3.93%
Net interest income/margin		$10,688	3.84%		$9,438	4.09%

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

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$26,714	$592	4.47%	$21,860	$498	4.59%
All other loans	798,552	17,334	4.38%	546,033	13,716	5.07%
Total loans	825,266	17,926	4.38%	567,893	14,214	5.05%

Fed funds sold	344	—	—%	49	—	—%

Taxable securities	176,046	3,116	3.54%	170,226	3,076	3.61%
Tax-exempt securities	97,864	2,762	5.64%	123,543	3,680	5.96%
Total securities	273,910	5,878	4.29%	293,769	6,756	4.60%

Interest-bearing deposits	10,000	22	0.44%	6,024	8	0.27%

Total interest-earning assets	1,109,520	23,826	4.32%	867,735	20,978	4.86%

Other assets	105,718			57,369

Total assets	$1,215,238			$925,104

Liabilities and shareholders’ equity:
Savings	$140,803	51	0.07%	$95,848	52	0.11%
Super Now deposits	183,174	307	0.34%	143,509	344	0.48%
Money market deposits	209,314	272	0.26%	158,374	264	0.34%
Time deposits	228,846	869	0.77%	181,443	891	0.99%
Total interest-bearing deposits	762,137	1,499	0.40%	579,174	1,551	0.54%

Short-term borrowings	17,749	27	0.31%	21,574	47	0.44%
Long-term borrowings	71,202	942	2.63%	73,550	1,001	2.71%
Total borrowings	88,951	969	2.17%	95,124	1,048	2.19%

Total interest-bearing liabilities	851,088	2,468	0.58%	674,298	2,599	0.77%

Demand deposits	216,588			135,035
Other liabilities	14,642			14,164
Shareholders’ equity	132,920			101,607

Total liabilities and shareholders’ equity	$1,215,238			$925,104
Interest rate spread			3.74%			4.09%
Net interest income/margin		$21,358	3.88%		$18,379	4.26%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Total interest income	$11,357	$10,018	$22,686	$19,558
Total interest expense	1,226	1,264	2,468	2,599
Net interest income	10,131	8,754	20,218	16,959
Tax equivalent adjustment	557	684	1,140	1,420
Net interest income (fully taxable equivalent)	$10,688	$9,438	$21,358	$18,379

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014 vs. 2013			2014 vs. 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$50	$(13)	$37	$107	$(13)	$94
All other loans	2,315	(705)	1,610	5,682	(2,064)	3,618
Fed funds sold	—	—	—	—	—	—
Taxable investment securities	(20)	(13)	(33)	101	(61)	40
Tax-exempt investment securities	(328)	(81)	(409)	(731)	(187)	(918)
Interest bearing deposits	7	—	7	5	9	14
Total interest-earning assets	2,024	(812)	1,212	5,164	(2,316)	2,848

Interest expense:
Savings deposits	7	(14)	(7)	21	(22)	(1)
Super Now deposits	40	(61)	(21)	79	(116)	(37)
Money market deposits	76	(67)	9	178	(170)	8
Time deposits	70	(70)	—	203	(225)	(22)
Short-term borrowings	(5)	(6)	(11)	(7)	(13)	(20)
Long-term borrowings	—	(8)	(8)	(31)	(28)	(59)
Total interest-bearing liabilities	188	(226)	(38)	443	(574)	(131)
Change in net interest income	$1,836	$(586)	$1,250	$4,721	$(1,742)	$2,979

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2014, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses decreased from $10,144,000 at December 31, 2013 to $8,811,000 at June 30, 2014.  The decrease in the allowance for loan losses was driven by net charge-offs during the six months ended June 30, 2014 of $2,169,000. The majority of the loans charged-off had a specific allowance within the allowance for losses.  At June 30, 2014 and December 31, 2013, the allowance for loan losses to total loans was 1.03% and 1.24%, respectively.  The ratio was impacted by the growth in the gross loan portfolio of $37,998,000 since December 31, 2013 and the previously noted charge-offs.

The provision for loan losses totaled $300,000 and $575,000 for the three months ended June 30, 2014 and 2013.  The amount of the provision for loan losses was the result of several factors, including but not limited to, a ratio of nonperforming loans to total loans of 1.40% at June 30, 2014 and a ratio of the allowance for loan losses to nonperforming loans of 73.55% at June 30, 2014.

Nonperforming loans increased to $11,979,000 at June 30, 2014 from $6,515,000 at June 30, 2013 due primarily to certain commercial real estate backed loans becoming non-performing.  Internal loan review and analysis coupled with the ratios noted previously dictated a provision for loan losses of $785,000 for the six months ended June 30, 2014.  The amount of the provision for loan losses for the period ended June 30, 2014 did not equate to the amount of the change in nonperforming loans as of June 30, 2014 because the majority of the non-performing loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
June 30, 2014	$397	$11,582	$11,979
March 31, 2014	153	10,461	10,614
December 31, 2013	604	9,074	9,678
September 30, 2013	231	5,833	6,064
June 30, 2013	8	6,507	6,515

Non-interest Income

Total non-interest income for the three months ended June 30, 2014 compared to the same period in 2013 decreased $606,000 to $2,929,000.  Excluding net securities gains/losses, non-interest income for the three months ended June 30, 2014 increased $181,000 compared to the 2013 period due in part to the acquisition of Luzerne Bank.  The increase in service charges was driven by the acquisition of Luzerne Bank and the increased number of deposit accounts being serviced. Bank owned life insurance income increased primarily due to a gain on death benefits. Gain on sale of loans increased due to an increase in volume that was driven in part by the access to the greater Wilkes-Barre market provided by the acquisition of Luzerne. Insurance commissions increased and brokerage commissions decreased due in part to the acquisition of Luzerne Bank and a shift in product mix.

Total non-interest income for the six months ended June 30, 2014 compared to the same period in 2013 decreased $128,000. Excluding net securities gains, non-interest income increased $1,252,000 compared to the 2013 period. The reasons noted for the three month period comparison also apply to the six month period.

Non-interest income composition for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended
	June 30, 2014		June 30, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$607	20.72%	$538	15.22%	$69	12.83%
Securities gains, net	487	16.63	1,274	36.04	(787)	(61.77)
Bank-owned life insurance	181	6.18	144	4.07	37	25.69
Gain on sale of loans	421	14.37	302	8.54	119	39.40
Insurance commissions	283	9.66	247	6.99	36	14.57
Brokerage commissions	251	8.57	299	8.46	(48)	(16.05)
Other	699	23.87	731	20.67	(32)	(4.38)
Total non-interest income	$2,929	100.00%	$3,535	100.00%	$(606)	(17.14)%

	Six Months Ended
	June 30, 2014		June 30, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,202	19.58%	$980	15.63%	$222	22.65%
Securities gains, net	880	14.33	2,260	36.06	(1,380)	(61.06)
Bank-owned life insurance	551	8.97	282	4.50	269	95.39
Gain on sale of loans	711	11.58	653	10.42	58	8.88
Insurance commissions	703	11.45	511	8.15	192	37.57
Brokerage commissions	522	8.50	547	8.73	(25)	(4.57)
Other	1,571	25.59	1,035	16.51	536	51.79
Total non-interest income	$6,140	100.00%	$6,268	100.00%	$(128)	(2.04)%

Non-interest Expense

Total non-interest expense increased $1,457,000 for the three months ended June 30, 2014 compared to the same period of 2013 due primarily to the acquisition of Luzerne Bank.  The increase in salaries and employee benefits was attributable to increases in salaries and health insurance coupled with the acquisition of Luzerne Bank.  Occupancy and furniture and equipment expenses increased due to the additional branches of Luzerne Bank and significant upgrades to the core operating system, a new teller system, and various enhancements to other ancillary systems. Other expenses increased primarily due to increased fees related to providing debit card services and other expenses related to the acquisition of Luzerne Bank.

Total non-interest expense for the six months ended June 30, 2014 compared to the same period in 2013 increased $4,249,000. The reasons noted for the three month period comparison also apply to the six month period.

Non-interest expense composition for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended
	June 30, 2014		June 30, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,167	49.48%	$3,442	49.42%	$725	21.06%
Occupancy	552	6.55	397	5.70	155	39.04
Furniture and equipment	648	7.69	412	5.92	236	57.28
Pennsylvania shares tax	262	3.11	208	2.99	54	25.96
Amortization of investment in limited partnerships	166	1.97	166	2.38	—	—
Federal Deposit Insurance Corporation deposit insurance	201	2.39	119	1.71	82	68.91
Marketing	126	1.50	120	1.72	6	5.00
Intangible amortization	88	1.04	31	0.45	57	N/A
Other	2,212	26.27	2,070	29.71	142	6.86
Total non-interest expense	$8,422	100.00%	$6,965	100.00%	$1,457	20.92%

	Six Months Ended
	June 30, 2014		June 30, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$8,670	50.81%	$6,510	50.80%	$2,160	33.18%
Occupancy	1,182	6.93	748	5.84	434	58.02
Furniture and equipment	1,319	7.73	820	6.40	499	60.85
Pennsylvania shares tax	506	2.97	392	3.06	114	29.08
Amortization of investment in limited partnerships	331	1.94	331	2.58	—	—
Federal Deposit Insurance Corporation deposit insurance	379	2.22	248	1.94	131	52.82
Marketing	236	1.38	215	1.68	21	9.77
Intangible amortization	180	1.05	31	0.24	149	N/A
Other	4,262	24.97	3,521	27.46	741	21.05
Total non-interest expense	$17,065	100.00%	$12,816	100.00%	$4,249	33.15%
Provision for Income Taxes

Income taxes decreased $215,000 and $417,000 for the three and six months ended June 30, 2014 compared to the same periods of 2013.  The primary cause of the change in tax expense for the three and six months ended June 30, 2014 compared to 2013 is the impact of security gains.  Excluding the impact of the net securities gains, the effective tax rate for the three and six ended June 30, 2014 was 18.41% and 16.74% compared to 18.91% and 17.31% for the same period of 2013.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $261,000 from $24,606,000 at December 31, 2013 to $24,867,000 at June 30, 2014 primarily as a result of the following activities during the six months ended June 30, 2014:

Loans Held for Sale

Activity regarding loans held for sale resulted in loan originations leading sales proceeds, less $711,000 in realized gains, by $201,000 for the six months ended June 30, 2014.

Loans

Gross loans increased $37,988,000 since December 31, 2013 due to an increase in commercial and agricultural loans coupled with an increase in installment loans due to an auto loan campaign.  The increase in residential real estate was due primarily to an emphasis on home equity products.

The allocation of the loan portfolio, by category, as of June 30, 2014 and December 31, 2013 is presented below:

	June 30, 2014		December 31, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial and agricultural	$119,127	13.91%	$105,029	12.83%	$14,098	13.42%
Real estate mortgage:
Residential	417,615	48.77	399,781	48.86	17,834	4.46%
Commercial	281,304	32.85	282,476	34.52	(1,172)	(0.41)%
Construction	20,343	2.38	17,282	2.11	3,061	17.71%
Installment loans to individuals	19,219	2.24	14,647	1.79	4,572	31.21%
Net deferred loan fees and discounts	(1,276)	(0.15)	(871)	(0.11)	(405)	46.50%
Gross loans	$856,332	100.00%	$818,344	100.00%	$37,988	4.64%

The following table shows the amount of accrual and non-accrual TDRs at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial and agricultural	$415	$—	$415	$437	$—	$437
Real estate mortgage:
Residential	477	231	708	603	118	721
Commercial	4,060	5,070	9,130	4,145	5,123	9,268
Construction	527	496	1,023	11	1,028	1,039
Installment loans to individuals	4	—	4	7	—	7
	$5,483	$5,797	$11,280	$5,203	$6,269	$11,472

Investments

The fair value of the investment securities portfolio at June 30, 2014 decreased $25,586,000 since December 31, 2013 while the amortized cost of the portfolio decreased $33,964,000.  The decrease in value is the result of the investment portfolio being actively managed in order to reduce interest rate and market risk. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years.  The proceeds of the bond sales are being deployed into loans and intermediate term corporate bonds and short and intermediate term municipal bonds.  The strategy to sell a portion of the long-term bond portfolio does negatively impact current earnings, but this action plays a key role in our long-term asset liability management strategy as the balance sheet is shortened to better prepare for a rising rate environment. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 90% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact stock pricing.  The amortized cost of the equity securities portfolio has increased $1,061,000 to $12,245,000 at June 30, 2014 from $11,184,000 at December 31, 2013 while the fair value increased $945,000 over the same time period.

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

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at June 30, 2014 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS)
U.S. Government and agency securities	$1,980	$1,993	$—	$—	$3,995	$3,869	$5,975	$5,862
Mortgage-backed securities	11,420	12,004	—	—	—	—	11,420	12,004
Asset-backed securities	2,580	2,617	—	—	—	—	2,580	2,617
State and political securities	120,559	123,190	—	—	5,959	6,006	126,518	129,196
Other debt securities	84,498	84,922	14,699	14,515	—	—	99,197	99,437
Total debt securities AFS	$221,037	$224,726	$14,699	$14,515	$9,954	$9,875	$245,690	$249,116

Financing Activities

Deposits

Total deposits increased $8,824,000 from December 31, 2013 to June 30, 2014.  The growth was led by an increase in demand deposit accounts from December 31, 2013 to June 30, 2014 of 5.24%.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios.  The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.  Over the first six months of 2014, time deposits have decreased as we have taken a position of using these accounts as complementary accounts to core deposits.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2014		December 31, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$228,758	23.30%	$217,377	22.34%	$11,381	5.24%
NOW accounts	176,066	17.93	177,996	18.29	(1,930)	(1.08)
Money market deposits	212,782	21.67	203,786	20.94	8,996	4.41
Savings deposits	141,362	14.40	138,621	14.25	2,741	1.98
Time deposits	222,858	22.70	235,222	24.18	(12,364)	(5.26)
	$981,826	100.00%	$973,002	100.00%	$8,824	0.91%

Borrowed Funds

Total borrowed funds decreased 4.89% or $4,790,000 to $93,128,000 at June 30, 2014 compared to $97,918,000 at December 31, 2013.  Short-term borrowings primarily decreased due to lower cost core deposit growth.

	June 30, 2014		December 31, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$3,125	3.36%	$14,325	14.63%	$(11,200)	(78.18)%
Securities sold under agreement to repurchase	18,801	20.19	12,391	12.65	6,410	51.73%
Total short-term borrowings	21,926	23.55	26,716	27.28	(4,790)	(17.93)
Long-term FHLB borrowings	70,750	75.97	70,750	72.25	—	—
Long-term capital lease	452	48.54	452	0.46	—	—
Total long-term borrowings	71,202	76.45	71,202	72.72	—	—%
Total borrowed funds	$93,128	100.00%	$97,918	100.00%	$(4,790)	(4.89)%

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

Capital ratios as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$118,493	12.53%	$117,123	13.16%
For Capital Adequacy Purposes	75,641	8.00	71,200	8.00
To Be Well Capitalized	94,552	10.00	89,000	10.00
Tier I Capital (to Risk-weighted Assets)
Actual	$108,898	11.52%	$106,178	11.93%
For Capital Adequacy Purposes	37,821	4.00	35,600	4.00
To Be Well Capitalized	56,731	6.00	53,400	6.00
Tier I Capital (to Average Assets)
Actual	$108,898	9.10%	$106,178	9.02%
For Capital Adequacy Purposes	47,843	4.00	47,111	4.00
To Be Well Capitalized	59,803	5.00	58,889	5.00

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

The following liquidity measures are monitored for compliance and were within the limits cited at June 30, 2014:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a total current maximum borrowing capacity at the FHLB of $452,953,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $38,271,000.  Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $73,875,000 as of June 30, 2014.

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

The following is a rate shock forecast for the twelve month period ending June 30, 2015 assuming a static balance sheet as of June 30, 2014.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$36,398	$38,119	$39,825	$41,099	$42,232	$43,036	$43,625
Change from static	(3,427)	(1,706)	—	1,274	2,407	3,211	3,800
Percent change from static	-8.61%	-4.28%	—	3.20%	6.04%	8.06%	9.54%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1 - April 30, 2014)	—	$—	—	482,000
Month #2 (May 1 - May 31, 2014)	—	—	—	482,000
Month #3 (June 1 1 - June 30, 2014)	—	—	—	482,000

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2014 and December 31, 2013; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2014 and 2013; (iii) the Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2014 and 2013; (iv) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	August 11, 2014	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2014	/s/ Brian L. Knepp
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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2014 and December 31, 2013; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2014 and 2013; (iii) the Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2014 and 2013; (iv) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.