Form 10-Q
period 2014-09-30
PENNS WOODS BANCORP INC
filed 2014-11-10
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2014.

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

On November 1, 2014 there were 4,807,903 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
(In Thousands, Except Share Data)	2014	2013
ASSETS:
Noninterest-bearing balances	$19,556	$23,723
Interest-bearing balances in other financial institutions	5,686	770
Federal funds sold	—	113
Total cash and cash equivalents	25,242	24,606
Investment securities available for sale, at fair value	233,634	288,612
Loans held for sale	1,602	1,626
Loans	890,727	818,344
Allowance for loan losses	(9,250)	(10,144)
Loans, net	881,477	808,200
Premises and equipment, net	21,509	20,184
Accrued interest receivable	4,298	4,696
Bank-owned life insurance	25,781	25,410
Investment in limited partnerships	1,725	2,221
Goodwill	17,104	17,104
Intangibles	1,538	1,801
Deferred tax asset	7,036	9,889
Other assets	6,176	7,646
TOTAL ASSETS	$1,227,122	$1,211,995

LIABILITIES:
Interest-bearing deposits	$756,540	$755,625
Noninterest-bearing deposits	232,588	217,377
Total deposits	989,128	973,002
Short-term borrowings	17,213	26,716
Long-term borrowings	71,202	71,202
Accrued interest payable	411	405
Other liabilities	12,164	12,855
TOTAL LIABILITIES	1,090,118	1,084,180

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,001,972 and 4,999,929 shares issued	41,682	41,665
Additional paid-in capital	49,871	49,800
Retained earnings	52,482	47,554
Accumulated other comprehensive loss:
Net unrealized gain (loss) on available for sale securities	2,514	(2,169)
Defined benefit plan	(2,725)	(2,725)
Treasury stock at cost, 192,340 and 180,596 shares	(6,820)	(6,310)
TOTAL SHAREHOLDERS’ EQUITY	137,004	127,815
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,227,122	$1,211,995

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$9,298	$9,211	$27,023	$23,256
Investment securities:
Taxable	1,198	1,570	4,062	4,520
Tax-exempt	837	1,124	2,660	3,553
Dividend and other interest income	127	74	401	208
TOTAL INTEREST AND DIVIDEND INCOME	11,460	11,979	34,146	31,537
INTEREST EXPENSE:
Deposits	748	855	2,247	2,406
Short-term borrowings	5	16	32	63
Long-term borrowings	489	479	1,431	1,480
TOTAL INTEREST EXPENSE	1,242	1,350	3,710	3,949
NET INTEREST INCOME	10,218	10,629	30,436	27,588
PROVISION FOR LOAN LOSSES	460	600	1,245	1,675
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,758	10,029	29,191	25,913
NON-INTEREST INCOME:
Service charges	620	671	1,822	1,651
Securities gains (losses), net	2,145	(3)	3,025	2,257
Bank-owned life insurance	185	199	736	481
Gain on sale of loans	602	551	1,313	1,204
Insurance commissions	212	286	915	797
Brokerage commissions	282	250	804	797
Other	878	888	2,449	1,923
TOTAL NON-INTEREST INCOME	4,924	2,842	11,064	9,110
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,126	4,515	12,796	11,025
Occupancy	547	554	1,729	1,302
Furniture and equipment	591	422	1,910	1,242
Pennsylvania shares tax	232	225	738	617
Amortization of investment in limited partnerships	165	165	496	496
Federal Deposit Insurance Corporation deposit insurance	193	173	572	421
Marketing	144	156	380	371
Intangible amortization	82	91	263	122
Other	2,233	2,674	6,494	6,195
TOTAL NON-INTEREST EXPENSE	8,313	8,975	25,378	21,791
INCOME BEFORE INCOME TAX PROVISION	6,369	3,896	14,877	13,232
INCOME TAX PROVISION	1,576	650	3,152	2,643
NET INCOME	$4,793	$3,246	$11,725	$10,589
EARNINGS PER SHARE - BASIC	$0.99	$0.67	$2.43	$2.48
EARNINGS PER SHARE - DILUTED	$0.99	$0.67	$2.43	$2.48
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,820,346	4,818,494	4,820,041	4,272,989
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	4,820,346	4,818,494	4,820,041	4,272,989
DIVIDENDS DECLARED PER SHARE	$0.47	$0.47	$1.41	$1.66

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Net Income	$4,793	$3,246	$11,725	$10,589
Other comprehensive (loss) income:
Change in unrealized gain (loss) on available for sale securities	863	(1,647)	10,121	(14,354)
Tax effect	(293)	560	(3,442)	4,881
Net realized (gain) loss included in net income	(2,145)	3	(3,025)	(2,257)
Tax effect	729	(1)	1,029	767
Total other comprehensive (loss) income	(846)	(1,085)	4,683	(10,963)
Comprehensive income (loss)	$3,947	$2,161	$16,408	$(374)

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2012	4,019,112	$33,492	$18,157	$43,030	$5,357	$(6,310)	$93,726
Net income				10,589			10,589
Other comprehensive loss					(10,963)		(10,963)
Dividends declared, ($1.66 per share)				(7,295)			(7,295)
Common shares issued for employee stock purchase plan	1,394	12	47				59
Common shares issued for acquisition of Luzerne National Bank Corporation	978,977	8,158	31,578				39,736
Balance, September 30, 2013	4,999,483	$41,662	$49,782	$46,324	$(5,606)	$(6,310)	$125,852

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2013	4,999,929	$41,665	$49,800	$47,554	$(4,894)	$(6,310)	$127,815
Net income				11,725			11,725
Other comprehensive income					4,683		4,683
Dividends declared, ($1.41 per share)				(6,797)			(6,797)
Common shares issued for employee stock purchase plan	2,043	17	71				88
Purchase of treasury stock (11,744 shares)						(510)	(510)
Balance, September 30, 2014	5,001,972	$41,682	$49,871	$52,482	$(211)	$(6,820)	$137,004

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2014	2013
OPERATING ACTIVITIES:
Net Income	$11,725	$10,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,351	1,475
Amortization of intangible assets	263	122
Provision for loan losses	1,245	1,675
Accretion and amortization of investment security discounts and premiums	509	(44)
Securities gains, net	(3,025)	(2,257)
Originations of loans held for sale	(38,703)	(42,985)
Proceeds of loans held for sale	40,040	46,375
Gain on sale of loans	(1,313)	(1,204)
Earnings on bank-owned life insurance	(736)	(481)
Decrease (increase) in deferred tax asset	440	(86)
Other, net	309	(1,212)
Net cash provided by operating activities	13,105	11,967
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	98,815	69,898
Proceeds from calls, maturities, and repayments of principal	5,731	12,775
Purchases	(39,774)	(71,221)
Net increase in loans	(74,874)	(43,401)
Acquisition of bank premises and equipment	(2,459)	(2,744)
Proceeds from the sale of foreclosed assets	534	—
Purchase of bank-owned life insurance	(30)	(981)
Proceeds from bank-owned life insurance death benefit	367	—
Proceeds from redemption of regulatory stock	1,654	2,237
Purchases of regulatory stock	(1,837)	(980)
Acquisition, net of cash acquired	—	17,487
Net cash used for investing activities	(11,873)	(16,930)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	915	38,636
Net increase in noninterest-bearing deposits	15,211	17,903
Repayment of long-term borrowings	—	(5,528)
Net decrease in short-term borrowings	(9,503)	(20,910)
Dividends paid	(6,797)	(7,295)
Issuance of common stock	88	59
Purchases of treasury stock	(510)	—
Net cash (used for) provided by financing activities	(596)	22,865
NET INCREASE IN CASH AND CASH EQUIVALENTS	636	17,902
CASH AND CASH EQUIVALENTS, BEGINNING	24,606	15,142
CASH AND CASH EQUIVALENTS, ENDING	$25,242	$33,044

	Nine Months Ended September 30,
(In Thousands)	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,704	$3,880
Income taxes paid	2,415	2,770
Transfer of loans to foreclosed real estate	352	185
Acquisition of Luzerne National Bank Corporation
Non-cash assets acquired:
Securities available for sale	—	21,783
Loans	—	250,377
Premises and equipment, net	—	8,014
Accrued interest receivable	—	726
Bank-owned life insurance	—	7,419
Intangibles	—	2,015
Other assets	—	2,636
Goodwill	—	14,072
	—	307,042
Liabilities assumed:
Deferred tax liability	—	76
Interest-bearing deposits	—	194,438
Noninterest-bearing deposits	—	82,518
Short-term borrowings	—	2,766
Accrued interest payable	—	103
Other liabilities	—	4,892
	—	284,793
Net non-cash assets acquired	—	22,249
Cash acquired	$—	$20,363

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries: Woods Investment Company, Inc., Woods Real Estate Development Company, Inc., Luzerne Bank, and Jersey Shore State Bank (Jersey Shore State Bank and Luzerne Bank are referred to together as the “Bank”) and Jersey Shore State Bank’s wholly-owned subsidiary, The M Group, Inc. D/B/A The Comprehensive Financial Group (“The M Group”).  All significant inter-company balances and transactions have been eliminated in the consolidation.

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

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component as of September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Balance, June 30,	$3,360	$(2,725)	$635	$286	$(4,807)	$(4,521)
Other comprehensive income (loss) before reclassifications	570	—	570	(1,087)	—	(1,087)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,416)	—	(1,416)	2	—	2
Net current-period other comprehensive loss	(846)	—	(846)	(1,085)	—	(1,085)
Balance, September 30	$2,514	$(2,725)	$(211)	$(799)	$(4,807)	$(5,606)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Balance, December 31	$(2,169)	$(2,725)	$(4,894)	$10,164	$(4,807)	$5,357
Other comprehensive (loss) income before reclassifications	6,679	—	6,679	(9,473)	—	(9,473)
Amounts reclassified from accumulated other comprehensive loss	(1,996)	—	(1,996)	(1,490)	—	(1,490)
Net current-period other comprehensive (loss) income	4,683	—	4,683	(10,963)	—	(10,963)
Balance, September 30	$2,514	$(2,725)	$(211)	$(799)	$(4,807)	$(5,606)

The reclassifications out of accumulated other comprehensive loss as of September 30, 2014 and 2013 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net unrealized gain (loss) on available for sale securities	$2,145	$(3)	Securities gains (losses), net
Income tax effect	729	(1)	Income tax provision
Total reclassifications for the period	$1,416	$(2)	Net of tax

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Income
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net unrealized gain on available for sale securities	$3,025	$2,257	Securities gains (losses), net
Income tax effect	1,029	767	Income tax provision
Total reclassifications for the period	$1,996	$1,490	Net of tax

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

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor, and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In August 2014, the FASB issued ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this update require that a mortgage loan be de-recognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This ASU is not expected to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). The amendments in this update provide guidance in accounting principles generally accepted in the United States of America about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average common shares issued	5,001,505	4,999,090	5,000,827	4,453,585
Average treasury stock shares	(181,159)	(180,596)	(180,786)	(180,596)
Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	4,820,346	4,818,494	4,820,041	4,272,989

Note 5. Investment Securities

The amortized cost and fair values of investment securities at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$5,935	$1	$(140)	$5,796
Mortgage-backed securities	10,689	495	(49)	11,135
Asset-backed securities	2,536	38	(3)	2,571
State and political securities	108,801	3,779	(798)	111,782
Other debt securities	90,130	932	(1,326)	89,736
Total debt securities	218,091	5,245	(2,316)	221,020
Financial institution equity securities	8,304	938	(21)	9,221
Other equity securities	3,430	64	(101)	3,393
Total equity securities	11,734	1,002	(122)	12,614
Total investment securities AFS	$229,825	$6,247	$(2,438)	$233,634

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$9,989	$17	$(83)	$9,923
Mortgage-backed securities	9,966	694	(68)	10,592
Asset-backed securities	6,700	43	(179)	6,564
State and political securities	145,121	2,120	(5,446)	141,795
Other debt securities	108,939	879	(3,045)	106,773
Total debt securities	280,715	3,753	(8,821)	275,647
Financial institution equity securities	8,842	1,820	—	10,662
Other equity securities	2,342	28	(67)	2,303
Total equity securities	11,184	1,848	(67)	12,965
Total investment securities AFS	$291,899	$5,601	$(8,888)	$288,612

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013.

	September 30, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$1,010	$(1)	$3,816	$(139)	$4,826	$(140)
Mortgage-backed securities	3,903	(40)	891	(9)	4,794	(49)
Asset-backed securities	—	—	567	(3)	567	(3)
State and political securities	1,816	(11)	7,722	(787)	9,538	(798)
Other debt securities	24,535	(565)	27,188	(761)	51,723	(1,326)
Total debt securities	31,264	(617)	40,184	(1,699)	71,448	(2,316)
Financial institution equity securities	369	(21)	—	—	369	(21)
Other equity securities	366	(67)	766	(34)	1,132	(101)
Total equity securities	735	(88)	766	(34)	1,501	(122)
Total	$31,999	$(705)	$40,950	$(1,733)	$72,949	$(2,438)

	December 31, 2013
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$7,740	$(83)	$—	$—	$7,740	$(83)
Mortgage-backed securities	2,483	(68)	—	—	2,483	(68)
Asset-backed securities	3,847	(177)	712	(2)	4,559	(179)
State and political securities	42,577	(2,558)	8,233	(2,888)	50,810	(5,446)
Other debt securities	73,254	(3,045)	—	—	73,254	(3,045)
Total debt securities	129,901	(5,931)	8,945	(2,890)	138,846	(8,821)
Financial institution equity securities	—	—	—	—	—	—
Other equity securities	274	(22)	655	(45)	929	(67)
Total equity securities	274	(22)	655	(45)	929	(67)
Total	$130,175	$(5,953)	$9,600	$(2,935)	$139,775	$(8,888)

At September 30, 2014 there were a total of 28 securities in a continuous unrealized loss position for less than twelve months and 35 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at September 30, 2014, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,650	$4,718
Due after one year to five years	34,283	34,465
Due after five years to ten years	100,281	99,983
Due after ten years	78,877	81,854
Total	$218,091	$221,020

Total gross proceeds from sales of securities available for sale were $98,815,000 and $69,898,000 for the nine months ended September 30, 2014 and 2013, respectively.  The following table represents gross realized gains and losses on those transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Gross realized gains:
U.S. Government and agency securities	$—	$—	$49	$—
Mortgage-backed securities	13	—	89	—
State and political securities	1,361	276	2,093	1,917
Other debt securities	149	163	611	462
Financial institution equity securities	582	—	710	130
Other equity securities	86	—	205	250
Total gross realized gains	$2,191	$439	$3,757	$2,759

Gross realized losses:
U.S. Government and agency securities	$—	$—	$45	$—
State and political securities	9	415	412	475
Other debt securities	37	27	209	27
Other equity securities	—	—	66	—
Total gross realized losses	$46	$442	$732	$502

There were no impairment charges included in gross realized losses for the three and nine months ended September 30, 2014 and 2013, respectively.

Investment securities with a carrying value of approximately $128,672,000 and $141,876,000 at September 30, 2014 and December 31, 2013, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

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

The following table presents the related aging categories of loans, by segment, as of September 30, 2014 and December 31, 2013:

	September 30, 2014
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$123,317	$142	$—	$820	$124,279
Real estate mortgage:
Residential	432,722	1,742	202	808	435,474
Commercial	277,696	2,235	—	9,452	289,383
Construction	21,132	10	—	1,012	22,154
Installment loans to individuals	20,408	311	—	—	20,719
	875,275	$4,440	$202	$12,092	892,009
Net deferred loan fees and discounts	(1,282)				(1,282)
Allowance for loan losses	(9,250)				(9,250)
Loans, net	$864,743				$881,477

	December 31, 2013
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial and agricultural	$104,419	$502	$—	$108	$105,029
Real estate mortgage:
Residential	392,300	6,424	531	526	399,781
Commercial	272,745	2,533	—	7,198	282,476
Construction	15,967	—	73	1,242	17,282
Installment loans to individuals	14,170	477	—	—	14,647
	799,601	$9,936	$604	$9,074	819,215
Net deferred loan fees and discounts	(871)				(871)
Allowance for loan losses	(10,144)				(10,144)
Loans, net	$788,586				$808,200

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon the acquisition of Luzerne Bank on June 1, 2013, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and September 30, 2014.  The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.  The carrying value of purchased loans acquired with deteriorated credit quality was $655,000 at September 30, 2014.

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

The carrying value of the loans acquired in the Luzerne Bank transaction with specific evidence of deterioration in credit quality was determined by projecting discounted contractual cash flows. The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the Luzerne Bank acquisition as of June 1, 2013:

Changes in the amortizable yield for purchased credit-impaired loans were as follows for the nine months ended September 30, 2014 and 2013:

(In Thousands)	September 30, 2014	September 30, 2013
Balance at beginning of period or at acquisition	$35	$63
Accretion	(12)	(17)
Balance at end of period	$23	$46

The following table presents additional information regarding loans acquired in the Luzerne Bank transaction with specific evidence of deterioration in credit quality:

(In Thousands)	September 30, 2014	December 31, 2013
Outstanding balance	$755	$1,224
Carrying amount	655	868

There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and September 30, 2014. There has been no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of September 30, 2014.

The following table presents interest income the Bank would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial and agricultural	$17	$20	$—	$—
Real estate mortgage:
Residential	31	8	13	10
Commercial	147	66	49	5
Construction	18	—	16	8
	$213	$94	$78	$23

	Nine Months Ended September 30,
	2014		2013
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial and agricultural	$34	$21	$4	$—
Real estate mortgage:
Residential	38	17	67	22
Commercial	422	152	165	89
Construction	53	—	97	33
	$547	$190	$333	$144

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$620	$620	$—
Real estate mortgage:
Residential	613	713	—
Commercial	2,601	2,601	—
Construction	510	510	—
	4,344	4,444	—
With an allowance recorded:
Commercial and agricultural	516	516	150
Real estate mortgage:
Residential	741	764	80
Commercial	8,335	8,834	1,079
Construction	805	1,660	171
	10,397	11,774	1,480
Total:
Commercial and agricultural	1,136	1,136	150
Real estate mortgage:
Residential	1,354	1,477	80
Commercial	10,936	11,435	1,079
Construction	1,315	2,170	171
	$14,741	$16,218	$1,480

	December 31, 2013
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate mortgage:
Residential	916	1,173	—
Commercial	623	879	—
Construction	528	528	—
	2,067	2,580	—
With an allowance recorded:
Commercial and agricultural	532	532	224
Real estate mortgage:
Residential	319	342	65
Commercial	7,598	7,742	2,153
Construction	512	1,367	113
	8,961	9,983	2,555
Total:
Commercial and agricultural	532	532	224
Real estate mortgage:
Residential	1,235	1,515	65
Commercial	8,221	8,621	2,153
Construction	1,040	1,895	113
	$11,028	$12,563	$2,555

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended for September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014			2013
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$824	$5	$20	$786	$7	$—
Real estate mortgage:
Residential	1,219	18	7	1,652	28	10
Commercial	10,901	34	65	8,277	45	5
Construction	1,169	8	—	1,119	1	8
	$14,113	$65	$92	$11,834	$81	$23

	Nine Months Ended September 30,
	2014			2013
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$675	$18	$20	$869	$20	$—
Real estate mortgage:
Residential	1,195	32	14	2,110	45	21
Commercial	10,240	95	79	11,278	138	89
Construction	1,102	10	8	4,071	1	561
	$13,212	$155	$121	$18,328	$204	$671

Currently, there is $0 committed to be advanced in connection with impaired loans.

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

Loan modifications that are considered TDRs completed during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,
	2014			2013
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and agricultural	3	$620	$620	—	$—	$—
Real estate mortgage:
Residential	1	105	105	—	—	—
Commercial	3	636	636	2	1,634	1,634
	7	$1,361	$1,361	2	$1,634	$1,634

	Nine Months Ended September 30,
	2014			2013
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and agricultural	3	$620	$620	—	$—	$—
Real estate mortgage:
Residential	1	105	105	2	61	61
Commercial	3	636	636	4	1,898	1,898
	7	$1,361	$1,361	6	$1,959	$1,959

There was one loan modification considered a troubled debt restructuring made during the twelve months previous to September 30, 2014 that defaulted during the nine months ended September 30, 2014.  The loan that defaulted is a commercial real estate loan with a recorded investment of $122,000 at September 30, 2014.

Troubled debt restructurings amounted to $12,558,000 and $11,472,000 as of September 30, 2014 and December 31, 2013.

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

The following table presents the credit quality categories identified above as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$116,755	$433,579	$266,751	$21,442	$20,719	$859,246
Special Mention	6,240	1,476	7,674	216	—	15,606
Substandard	1,284	419	14,958	496	—	17,157
	$124,279	$435,474	$289,383	$22,154	$20,719	$892,009

	December 31, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$99,256	$398,327	$259,505	$13,608	$14,647	$785,343
Special Mention	4,529	598	10,181	214	—	15,522
Substandard	1,244	856	12,790	3,460	—	18,350
	$105,029	$399,781	$282,476	$17,282	$14,647	$819,215

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

There has been no allowance for loan losses recorded for loans acquired in the Luzerne Bank transaction with or without specific evidence of deterioration in credit quality as of June 1, 2013 as well as those acquired without specific evidence of deterioration in credit quality as of September 30, 2014.

Activity in the allowance is presented for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$694	$3,262	$3,394	$718	$198	$545	$8,811
Charge-offs	—	(2)	—	—	(36)	—	(38)
Recoveries	1	6	—	—	10	—	17
Provision	133	157	283	67	64	(244)	460
Ending Balance	$828	$3,423	$3,677	$785	$236	$301	$9,250

	Three Months Ended September 30, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$540	$3,045	$3,988	$843	$141	$847	$9,404
Charge-offs	—	(105)	(193)	(100)	(29)	—	(427)
Recoveries	39	(2)	1	1	14	—	53
Provision	(59)	520	(31)	8	14	148	600
Ending Balance	$520	$3,458	$3,765	$752	$140	$995	$9,630

	Nine Months Ended September 30, 2014
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$474	$3,917	$4,079	$741	$139	$794	$10,144
Charge-offs	—	(65)	(2,038)	—	(104)	—	(2,207)
Recoveries	12	9	—	—	47	—	68
Provision	342	(438)	1,636	44	154	(493)	1,245
Ending Balance	$828	$3,423	$3,677	$785	$236	$301	$9,250

	Nine Months Ended September 30, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Beginning Balance	$361	$1,954	$3,831	$950	$144	$377	$7,617
Charge-offs	—	(239)	(199)	(100)	(79)	—	(617)
Recoveries	52	3	7	851	42	—	955
Provision	107	1,740	126	(949)	33	618	1,675
Ending Balance	$520	$3,458	$3,765	$752	$140	$995	$9,630

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio at September 30, 2014, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of loans at September 30, 2014 and 2013 as follows:

	September 30,
	2014	2013
Owners of residential rental properties	15.98%	15.73%
Owners of commercial rental properties	14.90%	13.20%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$150	$80	$1,079	$171	$—	$—	$1,480
Collectively evaluated for impairment	678	3,343	2,598	614	236	301	7,770
Total ending allowance balance	$828	$3,423	$3,677	$785	$236	$301	$9,250

Loans:
Individually evaluated for impairment	$1,136	$1,005	$10,630	$1,315	$—		$14,086
Loans acquired with deteriorated credit quality	—	349	306	—	—		655
Collectively evaluated for impairment	123,143	434,120	278,447	20,839	20,719		877,268
Total ending loans balance	$124,279	$435,474	$289,383	$22,154	$20,719		$892,009

	December 31, 2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Unallocated	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$224	$65	$2,153	$113	$—	$—	$2,555
Collectively evaluated for impairment	250	3,852	1,926	628	139	794	7,589
Total ending allowance balance	$474	$3,917	$4,079	$741	$139	$794	$10,144

Loans:
Individually evaluated for impairment	$532	$881	$7,707	$1,040	$—		$10,160
Loans acquired with deteriorated credit quality	—	354	514	—			868
Collectively evaluated for impairment	104,497	398,546	274,255	16,242	14,647		808,187
Total ending loans balance	$105,029	$399,781	$282,476	$17,282	$14,647		$819,215

Note 8.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 12 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Service cost	$140	$160	$420	$478
Interest cost	215	192	644	578
Expected return on plan assets	(288)	(246)	(865)	(738)
Amortization of prior service cost	—	6	—	19
Amortization of net loss	52	120	157	359
Net periodic cost	$119	$232	$356	$696

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2013, that it expected to contribute a minimum of $600,000 to its defined benefit plan in 2014.  As of September 30, 2014, there were contributions of $635,000 made to the plan with additional contributions of at least $180,000 anticipated during the remainder of 2014.

Note 9.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the nine months ended September 30, 2014 and 2013, there were 2,043 and 1,394 shares issued under the plan, respectively.

Note 10.  Off Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments are primarily comprised of commitments to extend credit, standby letters of credit, and credit exposure from the sale of assets with recourse.  These instruments involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amount recognized in the consolidated balance sheet.  The contract amounts of these instruments express the extent of involvement the Company has in particular classes of financial instruments.

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2014 and December 31, 2013:

(In Thousands)	September 30, 2014	December 31, 2013
Commitments to extend credit	$245,514	$185,415
Standby letters of credit	7,150	4,379
Credit exposure from the sale of assets with recourse	2,757	—
	$252,664	$189,794

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of September 30, 2014 and December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2014
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$5,796	$—	$5,796
Mortgage-backed securities	—	11,135	—	11,135
Asset-backed securities	—	2,571	—	2,571
State and political securities	—	111,782	—	111,782
Other debt securities	—	89,736	—	89,736
Financial institution equity securities	9,221	—	—	9,221
Other equity securities	3,393	—	—	3,393
Total assets measured on a recurring basis	$12,614	$221,020	$—	$233,634

	December 31, 2013
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$9,923	$—	$9,923
Mortgage-backed securities	—	10,592	—	10,592
Asset-backed securities	—	6,564	—	6,564
State and political securities	—	141,795	—	141,795
Other debt securities	—	106,773	—	106,773
Financial institution equity securities	10,662	—	—	10,662
Other equity securities	2,303	—	—	2,303
Total assets measured on a recurring basis	$12,965	$275,647	$—	$288,612

The following table presents the assets reported on the consolidated balance sheet at their fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2014
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,261	$13,261
Other real estate owned	—	—	1,555	1,555
Total assets measured on a non-recurring basis	$—	$—	$14,816	$14,816

	December 31, 2013
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$8,473	$8,473
Other real estate owned	—	—	1,898	1,898
Total assets measured on a non-recurring basis	$—	$—	$10,371	$10,371

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$13,261	Discounted cash flow	Temporary reduction in payment amount	0 to -91%	14%
			Probability of default	—%	—%
		Appraisal of collateral	Appraisal adjustments (1)	0 to -32%	19%
Other real estate owned	$1,555	Appraisal of collateral (1)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2013
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$8,473	Discounted cash flow	Temporary reduction in payment amount	0 to -91%	-18%
			Probability of default	—%	—%
		Appraisal of collateral	Appraisal adjustments (1)	0 to -44%	-21%
Other real estate owned	$1,898	Appraisal of collateral (1)
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

The fair values of the Company’s financial instruments are as follows at September 30, 2014 and December 31, 2013:

	Carrying	Fair	Fair Value Measurements at September 30, 2014
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$25,242	$25,242	$25,242	$—	$—
Investment securities:
Available for sale	233,634	233,634	12,614	221,020	—
Loans held for sale	1,602	1,602	1,602	—	—
Loans, net	881,477	880,287	—	—	880,287
Bank-owned life insurance	25,781	25,781	25,781	—	—
Accrued interest receivable	4,298	4,298	4,298	—	—

Financial liabilities:
Interest-bearing deposits	$756,540	$734,161	$516,131	$—	$218,030
Noninterest-bearing deposits	232,588	232,588	232,588	—	—
Short-term borrowings	17,213	17,213	17,213	—	—
Long-term borrowings	71,202	73,194	—	—	73,194
Accrued interest payable	411	411	411	—	—

	Carrying	Fair	Fair Value Measurements at December 31, 2013
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$24,606	$24,606	$24,606	$—	$—
Investment securities:
Available for sale	288,612	288,612	12,965	275,647	—
Loans held for sale	1,626	1,626	1,626	—	—
Loans, net	808,200	808,895	—	—	808,895
Bank-owned life insurance	25,410	25,410	25,410	—	—
Accrued interest receivable	4,696	4,696	4,696	—	—

Financial liabilities:
Interest-bearing deposits	$755,625	$724,456	$488,818	$—	$235,638
Noninterest-bearing deposits	217,377	217,377	217,377	—	—
Short-term borrowings	26,716	26,716	26,716	—	—
Long-term borrowings	71,202	73,248	—	—	73,248
Accrued interest payable	405	405	405	—	—

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

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of Luzerne National Bank Corporation for a total purchase price of approximately $42,612,000.  As a result of the acquisition, the Company issued 978,977 common shares, or 20.35% of the total shares outstanding as of September 30, 2014, to former shareholders of Luzerne National Bank Corporation.  Luzerne Bank is operating as an independent bank under the Penns Woods Bancorp, Inc. umbrella.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

Summary Results

Net income for the three months ended September 30, 2014 was $4,793,000 compared to $3,246,000 for the same period of 2013 as after-tax securities gains increased $1,418,000 (from a loss of $2,000 to a gain of $1,416,000). Basic and diluted earnings per share for the three months ended September 30, 2014 and 2013 were $0.99 and $0.67, respectively.  Return on average assets and return on average equity were 1.56% and 13.95% for the three months ended September 30, 2014 compared to 1.08% and 10.39% for the corresponding period of 2013.  Net income from core operations (“operating earnings”) increased to $3,377,000 for the three months ended September 30, 2014 compared to $3,248,000 for the same period of 2013.  Operating earnings per share for the three months ended September 30, 2014 were $0.70 basic and dilutive compared to $0.67 basic and dilutive for the three months ended September 30, 2013.

The nine months ended September 30, 2014 generated net income of $11,725,000 compared to $10,589,000 for the same period of 2013. Comparable results were impacted by a increase in after-tax securities gains of $507,000 (from a gain of $1,490,000 to a gain of $1,997,000). In addition, a gain of $174,000 on death benefit related to bank owned life insurance was recorded during the nine months ended September 30, 2014. Earnings per share, basic and dilutive, for the nine months ended September 30, 2014 were $2.43 compared to $2.48 for the comparable period of 2013. Return on average assets and return on average equity were 1.28% and 11.63% for the nine months ended September 30, 2014 compared to 1.39% and 12.90% for the corresponding period of 2013.  Operating earnings increased to $9,554,000 for the nine months ended September 30, 2014 compared to $9,099,000 for the same period of 2013.  Operating earnings per share for the nine months ended September 30, 2014 were $1.98 basic and dilutive compared to $2.13 basic and dilutive for the nine months ended September 30, 2013.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
GAAP net income	$4,793	$3,246	$11,725	$10,589
Less: net securities and bank-owned life insurance gains (losses), net of tax	1,416	(2)	2,171	1,490
Non-GAAP operating earnings	$3,377	$3,248	$9,554	$9,099

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Return on average assets (ROA)	1.56%	1.08%	1.28%	1.39%
Less: net securities and bank-owned life insurance gains (losses), net of tax	0.46%	—%	0.24%	0.20%
Non-GAAP operating ROA	1.10%	1.08%	1.04%	1.19%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Return on average equity (ROE)	13.95%	10.39%	11.63%	12.90%
Less: net securities and bank-owned life insurance gains (losses), net of tax	4.12%	(0.01)%	2.16%	1.82%
Non-GAAP operating ROE	9.83%	10.40%	9.47%	11.08%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic earnings per share (EPS)	$0.99	$0.67	$2.43	$2.48
Less: net securities and bank-owned life insurance gains (losses), net of tax	0.29	—	0.45	0.35
Non-GAAP basic operating EPS	$0.70	$0.67	$1.98	$2.13

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Dilutive EPS	$0.99	$0.67	$2.43	$2.48
Less: net securities and bank-owned life insurance gains (losses), net of tax	0.29	—	0.45	0.35
Non-GAAP dilutive operating EPS	$0.70	$0.67	$1.98	$2.13

Interest and Dividend Income

Interest and dividend income for the three months ended September 30, 2014 decreased to $11,460,000 compared to $11,979,000 for the same period of 2013.  Loan portfolio income increased as the impact of portfolio growth, due primarily to an increase in home equity products, offset a reduction in yield of 36 basis points (“bp”) due to the competitive landscape and the continued low rate environment that is impacting new loan rates as well as the variable rate segment of the loan portfolio.  The loan portfolio income increase was offset by a decrease in investment portfolio interest due to a decline in the average taxable equivalent yield of 31 bp as the duration in the investment portfolio continues to be shortened in order to reduce interest rate and market risk in the future. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years. To offset the revenue impact of the declining asset yields, a focus has been placed on increasing earning assets by adding quality short and intermediate term loans such as home equity loans, even though these new earning assets are at lower yields than legacy assets.

During the nine months ended September 30, 2014, interest and dividend income was $34,146,000, an increase of $2,609,000 over the same period in 2013. Interest income on the loan portfolio increased as the growth in the portfolio was countered by a 53 bp decline in average yield. The investment portfolio interest income decreased as the portfolio size was decreased in order to reduce interest rate and market risk, while the yield on the investment portfolio declined 31 bp.

Interest and dividend income composition for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended
	September 30, 2014		September 30, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$9,298	81.14%	$9,211	76.89%	$87	0.94%
Investment securities:
Taxable	1,198	10.45	1,570	13.11	(372)	(23.69)
Tax-exempt	837	7.30	1,124	9.38	(287)	(25.53)
Dividend and other interest income	127	1.11	74	0.62	53	71.62
Total interest and dividend income	$11,460	100.00%	$11,979	100.00%	$(519)	(4.33)%

	Nine Months Ended
	September 30, 2014		September 30, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$27,023	79.14%	$23,256	73.74%	$3,767	16.20%
Investment securities:
Taxable	4,062	11.90	4,520	14.33	(458)	(10.13)
Tax-exempt	2,660	7.79	3,553	11.27	(893)	(25.13)
Dividend and other interest income	401	1.17	208	0.66	193	92.79
Total interest and dividend income	$34,146	100.00%	$31,537	100.00%	$2,609	8.27%

Interest Expense

Interest expense for the three months ended September 30, 2014 decreased $108,000 to $1,242,000 compared to $1,350,000 for the same period of 2013.  The decrease associated with deposits is primarily the result of a reduction of 12 bps and 8 bps in the rate paid on NOW accounts and savings accounts, respectively, and a continued shift from higher cost time deposits to core deposits, with emphasis on money market and NOW accounts.  Factors that led to the rate decreases include, but are not limited to, Federal Open Market Committee (“FOMC”) actions to maintain low interest rates, and campaigns conducted by the Company to focus on core deposit (non-time deposit) growth as the building block to solid customer relationships.  In addition, during the past two plus years the time deposit portfolio has been shortened in order to increase repricing frequency.  The time deposit portfolio is now slowly being lengthened to build protection against anticipated rising interest rates.  In addition, the Marcellus Shale natural gas exploration in north central Pennsylvania is creating opportunities to gather new and build upon existing deposit relationships.

Interest expense for the nine months ended September 30, 2014 decreased 6.05% from the same period of 2013. The reasons noted for the decline in interest expense for the three month period comparison also apply to the nine month period.

Interest expense composition for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended
	September 30, 2014		September 30, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$748	60.23%	$855	63.33%	$(107)	(12.51)%
Short-term borrowings	5	0.40	16	1.19	(11)	(68.75)
Long-term borrowings	489	39.37	479	35.48	10	2.09
Total interest expense	$1,242	100.00%	$1,350	100.00%	$(108)	(8.00)%

	Nine Months Ended
	September 30, 2014		September 30, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,247	60.57%	$2,406	60.92%	$(159)	(6.61)%
Short-term borrowings	32	0.86	63	1.60	(31)	(49.21)
Long-term borrowings	1,431	38.57	1,480	37.48	(49)	(3.31)
Total interest expense	$3,710	100.00%	$3,949	100.00%	$(239)	(6.05)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended September 30, 2014 was 3.78% compared to 4.07% for the corresponding period of 2013.  The NIM declined as a 5 bp decline in the rate paid on interest bearing liabilities was countered by a 34 bp decline in the yield on interest earning assets.  The decrease in earning asset yield is due to the impact of the current low rate environment on the loan and investment portfolios.  In addition, the duration of the investment portfolio has been shortened by utilizing variable rate and intermediate term corporate bonds to offset the relatively longer duration of the municipal bonds within the portfolio.  This shortening of the investment portfolio limits current earnings due to the low rates on the short end of the interest rate curve, but it also limits interest rate risk and will provide cash flow over the next few years as we anticipate a period of increasing rates.  The decrease in the cost of interest bearing liabilities from 0.63% to 0.58% was driven by a reduction in the rate paid on NOW accounts of 12 bp.  In addition, a focus on increasing core deposits has resulted in significant growth in lower cost core deposits.

The NIM for the nine months ended September 30, 2014 was 3.84% compared to 4.19% for the same period of 2013. The impact of the items mentioned in the three month discussion also applies to the nine months ended. A 14 bp decline in the rate paid on time deposits served as the foundation for a 10 bp decline in the rate paid on deposits, while the FOMC and general market actions affected the yield on earning assets and cost of borrowings.

The following is a schedule of average balances and associated yields for the three and nine months ended September 30, 2014 and 2013:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$30,567	$337	4.38%	$22,688	$263	4.60%
All other loans	844,062	9,076	4.27%	774,355	9,037	4.63%
Total loans	874,629	9,413	4.27%	797,043	9,300	4.63%

Fed funds sold	—	—	—%	355	—	—%

Taxable securities	153,280	1,319	3.44%	184,325	1,637	3.55%
Tax-exempt securities	93,825	1,268	5.41%	112,432	1,703	6.06%
Total securities	247,105	2,587	4.19%	296,757	3,340	4.50%

Interest-bearing deposits	11,140	6	0.21%	10,783	7	0.26%

Total interest-earning assets	1,132,874	12,006	4.21%	1,104,938	12,647	4.55%

Other assets	97,596			94,928

Total assets	$1,230,470			$1,199,866

Liabilities and shareholders’ equity:
Savings	$141,558	16	0.04%	$141,526	44	0.12%
Super Now deposits	181,011	142	0.31%	163,422	177	0.43%
Money market deposits	212,377	145	0.27%	207,684	144	0.28%
Time deposits	219,257	445	0.81%	238,551	490	0.81%
Total interest-bearing deposits	754,203	748	0.39%	751,183	855	0.45%

Short-term borrowings	21,250	12	0.22%	20,568	16	0.31%
Long-term borrowings	71,202	482	2.65%	70,750	479	2.65%
Total borrowings	92,452	494	2.09%	91,318	495	2.12%

Total interest-bearing liabilities	846,655	1,242	0.58%	842,501	1,350	0.63%

Demand deposits	233,415			214,897
Other liabilities	12,926			17,513
Shareholders’ equity	137,474			124,955

Total liabilities and shareholders’ equity	$1,230,470			$1,199,866
Interest rate spread			3.63%			3.92%
Net interest income/margin		$10,764	3.78%		$11,297	4.07%

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

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$28,042	$929	4.43%	$22,069	$761	4.61%
All other loans	813,859	26,410	4.34%	623,047	22,754	4.88%
Total loans	841,901	27,339	4.34%	645,116	23,515	4.87%

Fed funds sold	228	—	—%	152	—	—%

Taxable securities	168,376	4,435	3.51%	174,977	4,714	3.59%
Tax-exempt securities	96,503	4,030	5.57%	119,799	5,383	5.99%
Total securities	264,879	8,465	4.26%	294,776	10,097	4.57%

Interest-bearing deposits	11,364	28	0.33%	7,628	14	0.25%

Total interest-earning assets	1,118,372	35,832	4.28%	947,672	33,626	4.74%

Other assets	102,001			69,942

Total assets	$1,220,373			$1,017,614

Liabilities and shareholders’ equity:
Savings	$141,057	67	0.06%	$111,242	96	0.12%
Super Now deposits	182,445	449	0.33%	150,220	521	0.46%
Money market deposits	210,346	417	0.27%	174,991	408	0.31%
Time deposits	225,615	1,314	0.78%	200,688	1,381	0.92%
Total interest-bearing deposits	759,463	2,247	0.40%	637,141	2,406	0.50%

Short-term borrowings	18,929	32	0.23%	21,235	63	0.40%
Long-term borrowings	71,202	1,431	2.65%	72,607	1,480	2.69%
Total borrowings	90,131	1,463	2.14%	93,842	1,543	2.17%

Total interest-bearing liabilities	849,594	3,710	0.58%	730,983	3,949	0.72%

Demand deposits	222,259			161,948
Other liabilities	14,065			15,208
Shareholders’ equity	134,455			109,475

Total liabilities and shareholders’ equity	$1,220,373			$1,017,614
Interest rate spread			3.7%			4.02%
Net interest income/margin		$32,122	3.84%		$29,677	4.19%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Total interest income	$11,460	$11,979	$34,146	$31,537
Total interest expense	1,242	1,350	3,710	3,949
Net interest income	10,218	10,629	30,436	27,588
Tax equivalent adjustment	546	668	1,686	2,089
Net interest income (fully taxable equivalent)	$10,764	$11,297	$32,122	$29,677

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014 vs. 2013			2014 vs. 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$86	$(12)	$74	$182	$(14)	$168
All other loans	758	(719)	39	5,137	(1,481)	3,656
Fed funds sold	—	—	—	—	—	—
Taxable investment securities	(268)	(50)	(318)	(176)	(103)	(279)
Tax-exempt investment securities	(264)	(171)	(435)	(995)	(358)	(1,353)
Interest bearing deposits	—	(1)	(1)	5	9	14
Total interest-earning assets	312	(953)	(641)	4,153	(1,947)	2,206

Interest expense:
Savings deposits	—	(28)	(28)	13	(42)	(29)
Super Now deposits	17	(52)	(35)	53	(125)	(72)
Money market deposits	54	(53)	1	149	(140)	9
Time deposits	(43)	(2)	(45)	96	(163)	(67)
Short-term borrowings	1	(5)	(4)	(7)	(24)	(31)
Long-term borrowings	3	—	3	(28)	(21)	(49)
Total interest-bearing liabilities	32	(140)	(108)	276	(515)	(239)
Change in net interest income	$280	$(813)	$(533)	$3,877	$(1,432)	$2,445

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2014, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Bank’s loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses decreased from $10,144,000 at December 31, 2013 to $9,250,000 at September 30, 2014.  The decrease in the allowance for loan losses was driven by net charge-offs during the nine months ended September 30, 2014 of $2,207,000. The majority of the loans charged-off had a specific allowance within the allowance for losses.  At September 30, 2014 and December 31, 2013, the allowance for loan losses to total loans was 1.04% and 1.24%, respectively.  The ratio was impacted by the growth in the gross loan portfolio of $72,383,000 since December 31, 2013 and the previously noted charge-offs.

The provision for loan losses totaled $460,000 and $600,000 for the three months ended September 30, 2014 and 2013.  The amount of the provision for loan losses was the result of several factors, including but not limited to, a ratio of nonperforming loans to total loans of 1.38% at September 30, 2014 and a ratio of the allowance for loan losses to nonperforming loans of 75.24% at September 30, 2014.

Nonperforming loans increased to $12,294,000 at September 30, 2014 from $6,064,000 at September 30, 2013 due primarily to certain commercial real estate backed loans becoming non-performing.  Internal loan review and analysis coupled with the ratios noted previously dictated a provision for loan losses of $1,245,000 for the nine months ended September 30, 2014.  The amount of the provision for loan losses for the period ended September 30, 2014 did not equate to the amount of the change in nonperforming loans as of September 30, 2014 because the majority of the non-performing loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
September 30, 2014	$202	$12,092	$12,294
June 30, 2014	397	11,582	11,979
March 31, 2014	153	10,461	10,614
December 31, 2013	604	9,074	9,678
September 30, 2013	231	5,833	6,064

Non-interest Income

Total non-interest income for the three months ended September 30, 2014 compared to the same period in 2013 increased $2,082,000 to $4,924,000.  Excluding net securities gains/losses, non-interest income for the three months ended September 30, 2014 decreased $66,000.  The decrease in service charges was driven by changes in the Bank's overdraft product that reduced the number of daily overdrafts on a per customer basis. Gain on sale of loans increased due to an increase in volume that was driven in part by the access to the greater Wilkes-Barre market provided by the acquisition of Luzerne. Insurance commissions decreased and brokerage commissions increased due in part to the acquisition of Luzerne Bank and a shift in product mix.

Total non-interest income for the nine months ended September 30, 2014 compared to the same period in 2013 increased $1,954,000. Excluding net securities gains, non-interest income increased $1,186,000 compared to the 2013 period.

Non-interest income composition for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended
	September 30, 2014		September 30, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$620	12.59%	$671	23.61%	$(51)	(7.60)%
Securities gains (losses), net	2,145	43.55	(3)	(0.11)	2,148	(71,600.00)
Bank-owned life insurance	185	3.76	199	7.00	(14)	(7.04)
Gain on sale of loans	602	12.23	551	19.39	51	9.26
Insurance commissions	212	4.31	286	10.06	(74)	(25.87)
Brokerage commissions	282	5.73	250	8.80	32	12.80
Other	878	17.83	888	31.24	(10)	(1.13)
Total non-interest income	$4,924	100.00%	$2,842	100.00%	$2,082	73.26%

	Nine Months Ended
	September 30, 2014		September 30, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,822	16.47%	$1,651	18.12%	$171	10.36%
Securities gains (losses), net	3,025	27.34	2,257	24.77	768	34.03
Bank-owned life insurance	736	6.65	481	5.28	255	53.01
Gain on sale of loans	1,313	11.87	1,204	13.22	109	9.05
Insurance commissions	915	8.27	797	8.75	118	14.81
Brokerage commissions	804	7.27	797	8.75	7	0.88
Other	2,449	22.13	1,923	21.11	526	27.35
Total non-interest income	$11,064	100.00%	$9,110	100.00%	$1,954	21.45%

Non-interest Expense

Total non-interest expense decreased $662,000 for the three months ended September 30, 2014 compared to the same period of 2013.  The decrease in salaries and employee benefits was attributable to decreases in staffing at Luzerne Bank due to back office or support functions being consolidated for the Bank at the Williamsport location.  Furniture and equipment expenses increased due to the additional branch at Loyalsock and significant upgrades to the core operating system, a new teller system, and various enhancements to other ancillary systems. Other expenses decreased primarily due to decreased expenses related to the acquisition of Luzerne Bank.

Total non-interest expense for the nine months ended September 30, 2014 compared to the same period in 2013 increased $3,587,000.

Non-interest expense composition for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended
	September 30, 2014		September 30, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,126	49.63%	$4,515	50.31%	$(389)	(8.62)%
Occupancy	547	6.58	554	6.17	(7)	(1.26)
Furniture and equipment	591	7.11	422	4.70	169	40.05
Pennsylvania shares tax	232	2.79	225	2.51	7	3.11
Amortization of investment in limited partnerships	165	1.98	165	1.84	—	—
Federal Deposit Insurance Corporation deposit insurance	193	2.32	173	1.93	20	11.56
Marketing	144	1.73	156	1.74	(12)	(7.69)
Intangible amortization	82	0.99	91	1.01	(9)	N/A
Other	2,233	26.87	2,674	29.79	(441)	(16.49)
Total non-interest expense	$8,313	100.00%	$8,975	100.00%	$(662)	(7.38)%

	Nine Months Ended
	September 30, 2014		September 30, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$12,796	50.42%	$11,025	50.59%	$1,771	16.06%
Occupancy	1,729	6.81	1,302	5.97	427	32.80
Furniture and equipment	1,910	7.53	1,242	5.70	668	53.78
Pennsylvania shares tax	738	2.91	617	2.83	121	19.61
Amortization of investment in limited partnerships	496	1.95	496	2.28	—	—
Federal Deposit Insurance Corporation deposit insurance	572	2.25	421	1.93	151	35.87
Marketing	380	1.50	371	1.70	9	2.43
Intangible amortization	263	1.04	122	0.56	141	N/A
Other	6,494	25.59	6,195	28.44	299	4.83
Total non-interest expense	$25,378	100.00%	$21,791	100.00%	$3,587	16.46%

Provision for Income Taxes

Income taxes decreased $926,000 and $509,000 for the three and nine months ended September 30, 2014 compared to the same periods of 2013.  The primary cause of the change in tax expense for the three and nine months ended September 30, 2014 compared to 2013 is the impact of security gains.  Excluding the impact of the net securities gains, the effective tax rate for the three and nine ended September 30, 2014 was 20.05% and 17.91% compared to 16.70% and 17.09% for the same period of 2013.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $636,000 from $24,606,000 at December 31, 2013 to $25,242,000 at September 30, 2014 primarily as a result of the following activities during the nine months ended September 30, 2014:

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds leading loan originations, less $1,313,000 in realized gains, by $24,000 for the nine months ended September 30, 2014.

Loans

Gross loans increased $72,383,000 since December 31, 2013 due to an increase in commercial and agricultural loans coupled with an increase in home equity products and auto loans.

The allocation of the loan portfolio, by category, as of September 30, 2014 and December 31, 2013 is presented below:

	September 30, 2014		December 31, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial and agricultural	$124,279	13.95%	$105,029	12.83%	$19,250	18.33%
Real estate mortgage:
Residential	435,474	48.88	399,781	48.86	35,693	8.93%
Commercial	289,383	32.49	282,476	34.52	6,907	2.45%
Construction	22,154	2.49	17,282	2.11	4,872	28.19%
Installment loans to individuals	20,719	2.33	14,647	1.79	6,072	41.46%
Net deferred loan fees and discounts	(1,282)	(0.14)	(871)	(0.11)	(411)	47.19%
Gross loans	$890,727	100.00%	$818,344	100.00%	$72,383	8.85%

The following table shows the amount of accrual and non-accrual TDRs at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial and agricultural	$576	$449	$1,025	$437	$—	$437
Real estate mortgage:
Residential	485	2,422	2,907	603	118	721
Commercial	3,326	4,284	7,610	4,145	5,123	9,268
Construction	520	496	1,016	11	1,028	1,039
Installment loans to individuals	—	—	—	7	—	7
	$4,907	$7,651	$12,558	$5,203	$6,269	$11,472

Investments

The fair value of the investment securities portfolio at September 30, 2014 decreased $54,978,000 since December 31, 2013 while the amortized cost of the portfolio decreased $62,074,000.  The decrease in value is the result of the investment portfolio being actively managed in order to reduce interest rate and market risk. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years.  The proceeds of the bond sales are being deployed into loans and intermediate term corporate bonds and short and intermediate term municipal bonds.  The strategy to sell a portion of the long-term bond portfolio does negatively impact current earnings, but this action plays a key role in our long-term asset liability management strategy as the balance sheet is shortened to better prepare for a rising rate environment. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 90% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact stock pricing.  The amortized cost of the equity securities portfolio has increased $550,000 to $11,734,000 at September 30, 2014 from $11,184,000 at December 31, 2013 while the fair value decreased $351,000 over the same time period.

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

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at September 30, 2014 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS)
U.S. Government and agency securities	$1,980	$1,981	$—	$—	$3,955	$3,815	$5,935	$5,796
Mortgage-backed securities	10,689	11,135	—	—	—	—	10,689	11,135
Asset-backed securities	2,536	2,571	—	—	—	—	2,536	2,571
State and political securities	102,830	105,734	—	—	5,971	6,048	108,801	111,782
Other debt securities	76,477	76,428	13,653	13,308	—	—	90,130	89,736
Total debt securities AFS	$194,512	$197,849	$13,653	$13,308	$9,926	$9,863	$218,091	$221,020

Financing Activities

Deposits

Total deposits increased $16,126,000 from December 31, 2013 to September 30, 2014.  The growth was led by an increase in demand deposit accounts from December 31, 2013 to September 30, 2014 of 7.00%.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios.  The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.  Over the first nine months of 2014, time deposits have decreased as we have taken a position of using these accounts as complementary accounts to core deposits.

Deposit balances and their changes for the periods being discussed follow:

	September 30, 2014		December 31, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$232,588	23.51%	$217,377	22.34%	$15,211	7.00%
NOW accounts	183,056	18.51	177,996	18.29	5,060	2.84
Money market deposits	213,725	21.61	203,786	20.94	9,939	4.88
Savings deposits	141,170	14.27	138,621	14.25	2,549	1.84
Time deposits	218,589	22.10	235,222	24.18	(16,633)	(7.07)
	$989,128	100.00%	$973,002	100.00%	$16,126	1.66%

Borrowed Funds

Total borrowed funds decreased 9.71% or $9,503,000 to $88,415,000 at September 30, 2014 compared to $97,918,000 at December 31, 2013.  Short-term borrowings primarily decreased due to lower cost core deposit growth.

	September 30, 2014		December 31, 2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$14,325	14.63%	$(14,325)	(100.00)%
Securities sold under agreement to repurchase	17,213	19.47	12,391	12.65	4,822	38.92
Total short-term borrowings	17,213	19.47	26,716	27.28	(9,503)	(35.57)
Long-term FHLB borrowings	70,750	80.02	70,750	72.25	—	—
Long-term capital lease	452	0.51	452	0.46	—	—
Total long-term borrowings	71,202	80.53	71,202	72.72	—	—%
Total borrowed funds	$88,415	100.00%	$97,918	100.00%	$(9,503)	(9.71)%

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

Capital ratios as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$121,050	12.41%	$117,123	13.16%
For Capital Adequacy Purposes	78,045	8.00	71,200	8.00
To Be Well Capitalized	97,556	10.00	89,000	10.00
Tier I Capital (to Risk-weighted Assets)
Actual	$111,371	11.42%	$106,178	11.93%
For Capital Adequacy Purposes	39,023	4.00	35,600	4.00
To Be Well Capitalized	58,534	6.00	53,400	6.00
Tier I Capital (to Average Assets)
Actual	$111,371	9.28%	$106,178	9.02%
For Capital Adequacy Purposes	48,016	4.00	47,111	4.00
To Be Well Capitalized	60,020	5.00	58,889	5.00

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

The following liquidity measures are monitored for compliance and were within the limits cited at September 30, 2014:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a total current maximum borrowing capacity at the FHLB of $468,645,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $35,685,000.  Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $70,750,000 as of September 30, 2014.

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

The following is a rate shock forecast for the twelve month period ending September 30, 2015 assuming a static balance sheet as of September 30, 2014.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$36,116	$37,846	$39,487	$40,772	$42,125	$43,198	$43,943
Change from static	(3,371)	(1,641)	—	1,285	2,638	3,711	4,456
Percent change from static	-8.54%	-4.16%	—	3.25%	6.68%	9.40%	11.28%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1 - July 31, 2014)	—	$—	—	482,000
Month #2 (August 1 - August 31, 2014)	—	—	—	482,000
Month #3 (September 1 - September 30, 2014)	11,744	43.44	11,744	481,988

On April 15, 2014, the Board of Directors approved authorization to repurchase up to 482,000 shares, or approximately 10%, of the outstanding shares of the Company for one year to April 15, 2015.  To date, there have been 11,744 shares repurchased under this plan.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2014 and December 31, 2013; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2014 and 2013; (iii) the Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2014 and 2013; (iv) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	November 10, 2014	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2014	/s/ Brian L. Knepp
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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2014 and December 31, 2013; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2014 and 2013; (iii) the Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2014 and 2013; (iv) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.