Form 10-K
period 2014-12-31
PENNS WOODS BANCORP INC
filed 2015-03-12
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting stock held by non-affiliates of the registrant $227,051,485 at June 30, 2014.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2015
Common Stock, $8.33 Par Value	4,801,094 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 29, 2015 are incorporated by reference in Part III hereof.

PART I

ITEM 1	BUSINESS

A. General Development of Business and History

On January 7, 1983, Penns Woods Bancorp, Inc. (the “Company”) was incorporated under the laws of the Commonwealth of Pennsylvania as a bank holding company. In connection with the organization of the Company, Jersey Shore State Bank ("JSSB"), a Pennsylvania state-charted bank, became a wholly owned subsidiary of the Company.  On June 1, 2013 the Company acquired Luzerne Bank ("Luzerne") with Luzerne operating as a subsidiary of the Company (JSSB and Luzerne are collectively referred to as the "Banks"). The Company’s two other wholly-owned subsidiaries are Woods Real Estate Development Company, Inc. and Woods Investment Company, Inc.  The Company’s business has consisted primarily of managing and supervising the Banks, and its principal source of income has been dividends paid by the Banks and Woods Investment Company, Inc.

The Banks are engaged in commercial and retail banking which includes the acceptance of time, savings, and demand deposits, the funding of commercial, consumer, and mortgage loans, and safe deposit services.  Utilizing a branch office network, ATMs, Internet, and telephone banking delivery channels, the Banks deliver their products and services to the communities they reside in.

In October 2000, JSSB acquired The M Group, Inc. D/B/A The Comprehensive Financial Group (“The M Group”). The M Group, which operates as a subsidiary of JSSB, offers insurance and securities brokerage services. Securities are offered by The M Group through Voya Financial a registered broker-dealer.

Neither the Company nor the Banks anticipate that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or their competitive position.  The Banks are not dependent on a single customer or a few customers, the loss of whom would have a material effect on the business of the Banks.

JSSB employed 209 persons, Luzerne employed 71 persons, and The M Group employed 4 persons as of December 31, 2014 in either a full-time or part-time capacity.  The Company does not have any employees.  The principal officers of the Banks also serve as officers of the Company.

Woods Investment Company, Inc., a Delaware holding company, maintains an investment portfolio that is managed for total return and to fund dividend payments to the Company.

Woods Real Estate Development Company, Inc. serves the Company through its acquisition and ownership of certain properties utilized by the Bank.

We post publicly available reports required to be filed with the SEC on our website, www.jssb.com, as soon as reasonably practicable after filing such reports with the SEC.  The required reports are available free of charge through our website.  Information available on our website is not part of or incorporated by reference into this Report or any other report filed by this Company with the SEC.

B. Regulation and Supervision

The Company is a registered bank holding company and, as such is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the “BHCA”) and to supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”).  The Banks are also subject to the supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”), as their primary federal regulator and as the insurer of the Banks' deposits.  The Banks are also regulated and examined by the Pennsylvania Department of Banking and Securities (the “Department”).

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

It is also the policy of the FRB that a bank holding company generally only pay dividends on common stock out of net income available to common shareholders over the past twelve months and only if the prospective rate of earnings retention appears consistent with a bank holding company’s capital needs, asset quality, and overall financial condition.  In the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged dividend pay-out ratios at the 100% level unless both asset quality and capital are very strong.  A bank holding company also should not maintain a dividend level that places undue pressure on the capital of such institution’s subsidiaries, or that may undermine the bank holding company’s ability to serve as a source of strength for such subsidiaries.

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements became effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

C. Regulation of the Banks

The Banks are highly regulated by the FDIC and the Department.  The laws that such agencies enforce limit the specific types of businesses in which the Banks may engage, and the products and services that the Banks may offer to customers.  Generally, these limitations are designed to protect the insurance fund of the FDIC and/or the customers of the Banks, and not the Banks or its shareholders.  From time to time, various types of new federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Banks. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect business of the Banks.  As a consequence of the extensive regulation of commercial banking activities in the United States, the Banks' business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.  Some of the major regulatory provisions that affect the business of the Banks are discussed briefly below.

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

Deposit Insurance

The FDIC maintains the Deposit Insurance Fund ("DIF") by assessing depository institutions an insurance premium. The FDIC has increased the amount of deposits it insures from $100,000 to $250,000.

Beginning with the second quarter of 2011, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the assessment base that the FDIC uses to calculate assessment premiums became a bank’s average assets minus average tangible equity.  As the asset base of the banking industry is larger than the deposit base previously used to determine assessments, the range of assessment rates will change to a low of 2.5 basis points to a high of 45 basis points, per $100 of assets; however, the dollar amount of the actual premiums is expected to be roughly the same.

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the DIF to achieve a reserve ratio of 1.35% of insured deposits by September 2020.  In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates.  In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size.  Those new formulas began in the second quarter of 2011, but did not affect the Banks.  Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the insurance fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended.

Federal Home Loan Bank System

The Banks are a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2014, the Banks had $97,581,000 in FHLB advances.

As a member, the Banks are required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5%

of its outstanding advances from the FHLB.  At December 31, 2014, the Banks had $6,296,000 in stock of the FHLB which was in compliance with this requirement.

Other Legislation

The Dodd-Frank Act was enacted on July 21, 2010.  This new law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The federal agencies are given significant discretion in drafting rules and regulations to implement the Dodd-Frank Act, and consequently, much of the impact of the Dodd-Frank Act may not be known for some time.

Certain provisions of the Dodd-Frank Act have already impacted the Company. For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Banks will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time the specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is presently unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

Effect of Government Monetary Policies

The earnings of the Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies.   The monetary policies of the FRB have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The FRB has a major effect upon the levels of bank loans, investments, and deposits through its open market operations in the United States Government securities and through its regulation of, among other things, the discount rate on borrowings by member banks and the reserve requirements against member bank deposits.  It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

DESCRIPTION OF THE BANKS

History and Business

JSSB was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly owned subsidiary of the Company on July 12, 1983.

As of December 31, 2014, JSSB had total assets of $885,707,000; total shareholders’ equity of $81,165,000; and total deposits of $700,665,000. JSSB's deposits are insured by the FDIC for the maximum amount provided under current law.

Luzerne was acquired by the Company on June 1, 2013. As of December 31, 2014, Luzerne had total assets of $344,223,000; total shareholders’ equity of $44,359,000; and total deposits of $282,276,000. Luzerne's deposits are insured by the FDIC for the maximum amount provided under current law.

The Banks engage in business as commercial banks, doing business at locations in Lycoming, Clinton, Centre, Montour, and Luzerne Counties, Pennsylvania.  The Banks offer insurance, securities brokerage services, annuity and mutual fund investment products, and financial planning through the M Group.

Services offered by the Banks include accepting time, demand and savings deposits including Super NOW accounts, statement savings accounts, money market accounts, and fixed rate certificates of deposit.  Their services also include making secured and unsecured business and consumer loans that include financing commercial transactions as well as construction and residential mortgage loans and revolving credit loans with overdraft protection.

The Banks' loan portfolio mix can be classified into three principal categories.  These are commercial and agricultural, real estate, and consumer.  Real estate loans can be further segmented into residential, commercial, and construction.  Qualified borrowers are defined by our loan policy and our underwriting standards. Owner provided equity requirements range from 0% to 30% with a first lien status required.  Terms are generally restricted to between 10 and 30 years with the exception of construction and land development, which are limited to one to five years.  Real estate appraisals, property construction verifications, and site visitations comply with our loan policy and with industry regulatory standards.

Prospective residential mortgage customer’s repayment ability is determined from information contained in the application and recent income tax returns.  Emphasis is on credit, employment, income, and residency verification.  Broad hazard insurance is always required and flood insurance where applicable.  In the case of construction mortgages, builders risk insurance is requested.

Agricultural loans for the purchase or improvement of real estate must meet the Banks' real estate underwriting criteria.  Agricultural loans made for the purchase of equipment are usually payable in five years, but never more than ten, depending upon the useful life of the purchased asset. Minimum borrower equity ranges from 0% to 35% depending on the purpose.  Livestock financing criteria depends upon the nature of the operation. Agricultural loans are also made for crop production purposes.  Such loans are structured to repay within the production cycle and not carried over into a subsequent year.

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

Letter of credit availability is usually limited to standby letters of credit where the customer is well known to the Banks.  The credit criteria is the same as that utilized in making a direct loan. Collateral is obtained in most cases.

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

Second mortgages are confined to equity borrowing and home improvements.  Terms are generally fifteen years or less.  Loan to collateral value criteria is 90% or less and verifications are made to determine values.   Automobile financing is generally restricted to five years and done on a direct basis.  The Banks, as a practice, do not floor plan and therefore do not discount dealer paper.  Small loan requests are to accommodate personal needs such as debt consolidation or the purchase of small appliances.  Overdraft check lines are usually limited to $5,000 or less.

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

The banking environment in Lycoming, Clinton, Centre, Montour, and Luzerne Counties, Pennsylvania is highly competitive.  The Banks operate twenty-two full service offices in these markets and compete for loans and deposits with numerous commercial banks, savings and loan associations, and other financial institutions. The economic base of the region is developed around small business, health care, educational facilities (college and public schools), light manufacturing industries, and agriculture.

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

The Banks have not experienced any significant seasonal fluctuations in the amount of deposits.

Supervision and Regulation

As referenced elsewhere, the banking business is highly regulated, and the Banks are only able to engage in business activities, and to provide products and services, that are permitted by applicable law and regulation.  In addition, the earnings of the Banks are affected by the policies of regulatory authorities including the FDIC and the FRB. An important function of the FRB is to regulate the money supply and interest rates.  Among the instruments used to implement these objectives are open market operations in U.S. Government Securities, changes in reserve requirements against member bank deposits, and limitations on interest rates that member banks may pay on time and savings deposits.  These instruments are used in varying combinations to influence overall growth and distribution of bank loans, and their use may also affect interest rates charged on loans or paid for deposits.

The policies and regulations of the FRB have had and will probably continue to have a significant effect on the Banks' deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Banks' operation in the future. The effect of such policies and regulations upon the future business and earnings of the Banks cannot accurately be predicted.

ITEM 1A	RISK FACTORS

The following sets forth several risk factors that may affect the Company's financial condition or results of operations.

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

Our information systems may experience an interruption or breach in security.
We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer-relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur; or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability; any of which could have a material adverse effect on our financial condition and results of operations.

We face the risk of cyber-attack to our computer systems.

Our computer systems, software and networks have been and will continue to be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events. These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. If one or more of these events occurs, it could result in the disclosure of confidential client information, damage to our reputation with our clients and the market, additional costs to us (such as repairing systems or adding new personnel or protection technologies), regulatory penalties and financial losses, to both us and our clients and customers. Such events could also cause interruptions or malfunctions in our operations (such as the lack of availability of our online banking system), as well as the operations of our clients, customers or other third parties. Although we maintain safeguards to protect against these risks, there can be no assurance that we will not suffer losses in the future that may be material in amount.

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

Continued volatility in the market value for certain of our investment securities, whether caused by changes in market perceptions of credit risk, as reflected in the expected market yield of the security, or actual defaults in the portfolio could result in significant fluctuations in the value of the securities. This could have a material adverse impact on our accumulated other comprehensive income/loss and shareholders’ equity depending on the direction of the fluctuations. Furthermore, future downgrades or defaults in these securities could result in future classifications of investment securities as other than temporarily impaired. This could have a material impact on our future earnings.

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

The Company owns and leases its properties.  Listed herewith are the locations of properties owned or leased as of December 31, 2014, in which the banking offices are located; all properties are in good condition and adequate for the Company's purposes:

Jersey Shore State Bank & Subsidiaries
Office	Address	Ownership
Main Street	115 South Main Street, PO Box 5098	Owned
Jersey Shore, Pennsylvania 17740

Bridge Street	112 Bridge Street	Owned
Jersey Shore, Pennsylvania 17740

DuBoistown	2675 Euclid Avenue	Owned
Williamsport, Pennsylvania 17702

Williamsport	300 Market Street	Owned
P.O. Box 967
Williamsport, Pennsylvania 17703-0967

Montgomery	9094 Rt. 405 Highway	Owned
Montgomery, Pennsylvania 17752

Lock Haven	4 West Main Street	Owned
Lock Haven, Pennsylvania 17745

Mill Hall	(Inside Wal-Mart), 173 Hogan Boulevard	Under Lease
Mill Hall, Pennsylvania 17751

Spring Mills	3635 Penns Valley Road, P.O. Box 66	Under Lease
Spring Mills, Pennsylvania 16875

Centre Hall	2842 Earlystown Road	Land Under Lease
Centre Hall, Pennsylvania 16828

Zion	100 Cobblestone Road	Under Lease
Bellefonte, Pennsylvania 16823

State College	2050 North Atherton Street	Land Under Lease
State College, Pennsylvania 16803

Montoursville	820 Broad Street	Under Lease
Montoursville, Pennsylvania 17754

Danville	606 Continental Boulevard	Under Lease
Danville, Pennsylvania 17821

Loyalsock	1720 East Third Street	Owned
Williamsport, PA 17701

The M Group, Inc.	705 Washington Boulevard	Under Lease
D/B/A The Comprehensive Financial Group	Williamsport, Pennsylvania 17701

Luzerne Bank
Office	Address	Ownership
Dallas	509 Main Road	Owned
Memorial Highway
Dallas, PA 16812

Lake	Corners of Rt. 118 & 415	Owned
Dallas, PA 18612

Hazle Twp.	10 Dessen Drive	Owned
Hazle Twp., PA 18202

Luzerne	118 Main Street	Owned
Luzerne, PA 18709

Plains	1077 Hwy. 315	Under Lease
Wilkes Barre, PA 18702

Swoyersville	801 Main Street	Owned
Swoyersville, PA 18704

Wilkes-Barre	67 Public Square	Under Lease
Wilkes-Barre, PA 18701

Wyoming	324 Wyoming Ave.	Owned
Wyoming, PA 18644

ITEM 3	LEGAL PROCEEDINGS

The Company is subject to lawsuits and claims arising out of its business in the ordinary course.  In the opinion of management, after review and consultation with counsel, there are no legal proceedings currently pending or threatened that are reasonably likely to have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “PWOD”.  The following table sets forth (1) the quarterly high and low closing sale prices for a share of the Company’s Common Stock during the periods indicated, and (2) quarterly dividends on a share of the common stock with respect to each quarter since January 1, 2012.

	Price Range		Dividends
	High	Low	Declared
2014
First quarter	$50.95	$43.19	$0.47
Second quarter	48.37	43.21	0.47
Third quarter	48.79	42.25	0.47
Fourth quarter	49.26	42.18	0.47
2013
First quarter	$41.45	$38.50	$0.72
Second quarter	41.86	39.44	0.47
Third quarter	49.89	42.76	0.47
Fourth quarter	53.99	47.03	0.47
2012
First quarter	$41.67	$36.20	$0.47
Second quarter	39.90	36.72	0.47
Third quarter	44.60	37.78	0.47
Fourth quarter	45.27	37.16	0.47

The Company has paid dividends since the effective date of its formation as a bank holding company.  It is the present intention of the Company’s board of directors to continue the dividend payment policy; however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors relevant at the time the board of directors of the Company considers dividend policy.  Cash available for dividend distributions to shareholders of the Company primarily comes from dividends paid by Jersey Shore State Bank and Luzerne Bank to the Company. Therefore, the restrictions on the Banks' dividend payments are directly applicable to the Company.  See also the information appearing in Note 19 to “Notes to Consolidated Financial Statements” for additional information related to dividend restrictions.

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

As of March 1, 2015, the Company had approximately 1,402 shareholders of record.

Following is a schedule of the shares of the Company’s common stock purchased by the Company during the fourth quarter of 2014.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1 - October 31, 2014)	5,494	$43.07	5,494	464,762
Month #2 (November 1 - November 30, 2014)	—	—	—	464,762
Month #3 (December 1 - December 31, 2014)	—	—	—	464,762

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Stock Index, NASDAQ Bank Index, and NASDAQ Composite for the period of five fiscal years assuming the investment of $100.00 on December 31, 2009 and assuming the reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Penns Woods Bancorp, Inc.	100.00	129.67	132.92	134.62	192.59	193.77
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
NASDAQ Bank	100.00	114.16	102.17	121.26	171.86	180.31

ITEM 6	SELECTED FINANCIAL DATA

The following table sets forth certain financial data for each of the years in the five-year period ended December 31, 2014:

(In Thousands, Except Per Share Data Amounts)	2014	2013	2012	2011	2010
Consolidated Statement of Income Data:
Interest income	$45,606	$43,299	$37,107	$36,376	$36,362
Interest expense	4,962	5,264	6,211	7,656	9,868
Net interest income	40,644	38,035	30,896	28,720	26,494
Provision for loan losses	2,850	2,275	2,525	2,700	2,150
Net interest income after provision for loan losses	37,794	35,760	28,371	26,020	24,344
Non-interest income	14,508	12,042	10,100	8,219	7,459
Non-interest expense	33,890	30,267	22,023	19,964	19,492
Income before income tax provision	18,412	17,535	16,448	14,275	12,311
Income tax provision	3,804	3,451	2,598	1,913	1,382
Net income	$14,608	$14,084	$13,850	$12,362	$10,929

Consolidated Balance Sheet at End of Period:
Total assets	$1,245,011	$1,211,995	$856,535	$763,953	$691,688
Loans	915,579	818,344	512,232	435,959	415,557
Allowance for loan losses	(10,579)	(10,144)	(7,617)	(7,154)	(6,035)
Deposits	981,419	973,002	642,026	581,664	517,508
Long-term debt	71,176	71,202	76,278	61,278	71,778
Shareholders’ equity	135,967	127,815	93,726	80,460	66,620

Per Share Data:
Earnings per share - basic	$3.03	$3.19	$3.61	$3.22	$2.85
Earnings per share - diluted	3.03	3.19	3.61	3.22	2.85
Cash dividends declared	1.88	2.13	1.88	1.84	1.84
Book value	28.30	26.52	24.42	20.97	17.37
Number of shares outstanding, at end of period	4,804,815	4,819,333	3,838,516	3,837,081	3,835,157
Weighted average number of shares outstanding - basic	4,816,149	4,410,626	3,837,751	3,836,036	3,834,255

Selected Financial Ratios:
Return on average shareholders’ equity	10.79%	12.36%	15.36%	16.60%	15.30%
Return on average total assets	1.19%	1.32%	1.70%	1.69%	1.56%
Net interest margin	3.81%	4.13%	4.45%	4.70%	4.57%
Dividend payout ratio	61.99%	67.88%	52.08%	57.10%	64.56%
Average shareholders’ equity to average total assets	11.05%	10.70%	11.04%	10.18%	10.19%
Loans to deposits, at end of period	93.29%	84.11%	79.78%	74.95%	80.30%

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 34%.  The tax equivalent adjustments to net interest income for 2014, 2013, and 2012 were $2,219,000, $2,730,000, and $3,203,000, respectively.

2014 vs. 2013

Reported net interest income increased $2,609,000 or 6.86% to $40,644,000 for the year ended December 31, 2014 compared to the year ended December 31, 2013, although the yield on earning assets decreased to 4.25% from 4.66%.  On a tax equivalent basis, the change in net interest income was an increase of $2,098,000 or 5.15% to $42,863,000 for the year ended December 31, 2014 compared to the year ended December 31, 2013.  Total interest income increased $2,307,000 as the impact of growth in the average balance of the loan portfolio was offset by a decline in the average balance of the investment portfolio and in the portfolio yields caused by the prolonged low interest rate cycle enacted by the Federal Open Markets Committee (“FOMC”). Interest income on a tax equivalent basis recognized on the loan portfolio increased $4,223,000 due to a $170,929,000 increase in the average balance in the loan portfolio which was partially offset by interest rates repricing downward.  Interest and dividend income generated from the investment portfolio on a tax equivalent basis decreased $2,441,000 due to a $36,794,000 decrease in the average balance in the investment portfolio and a 30 basis point ("bp") reduction in the average rate.  The decrease in the portfolio was driven by a strategic plan to sell off long-term municipal bonds with a maturity date of 2025 or later and securities with a call date within the next five years, in order to reduce interest rate risk and market risk.

Interest expense decreased $302,000 to $4,962,000 for the year ended December 31, 2014 compared to 2013.  Leading the decrease in interest expense was a decline of 7.02% or $226,000 related to deposits.  The FOMC actions noted previously together with a strategic focus on core deposits led to a 8 bp decline in the rate paid on interest-bearing deposits from 0.48% for the year ended December 31, 2013 to 0.40% for the year ended December 31, 2014.  The overall growth in average deposit balances of $91,174,000 coupled with the decrease in the average investment portfolio were the primary funding source for the growth in the average loans of $170,929,000.

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

Interest expense decreased $947,000 to $5,264,000 for the year ended December 31, 2013 compared to 2012.  Leading the decrease in interest expense was a decline of 11.63% or $424,000 related to deposits.  The FOMC actions noted previously and the Luzerne acquisition, together with a strategic focus on core deposits led to a 23 bp decline in the rate paid on interest-bearing deposits from 0.71% for the year ended December 31, 2012 to 0.48% for the year ended December 31, 2013.  Leading the significant decline in interest-bearing deposit expense was a decline in the cost of time deposits of 41 bp’s and a decline in the cost of money market deposits of 21 bp’s.  The overall growth in average deposit balances of $149,381,000 was the primary funding source for the growth in the average loans of $216,902,000.

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

	2014			2013			2012
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$29,461	$1,295	4.40%	$24,934	$1,056	4.24%	$23,857	$1,195	5.01%
All other loans	828,796	35,640	4.30%	662,394	31,656	4.78%	446,569	24,583	5.50%
Total loans	858,257	36,935	4.30%	687,328	32,712	4.76%	470,426	25,778	5.48%

Fed funds sold	170	—	—%	226	—	—%	—	—	—%

Taxable securities	161,889	5,626	3.48%	176,674	6,326	3.58%	158,765	6,298	3.97%
Tax-exempt securities	94,688	5,232	5.53%	116,697	6,973	5.98%	131,637	8,226	6.25%
Total securities	256,577	10,858	4.23%	293,371	13,299	4.53%	290,402	14,524	5.00%

Interest-bearing deposits	9,318	32	0.34%	6,946	18	0.26%	6,621	8	0.12%

Total interest-earning assets	1,124,322	47,825	4.25%	987,871	46,029	4.66%	767,449	40,310	5.25%

Other assets	100,983			76,593			49,070

Total assets	$1,225,305			$1,064,464			$816,519

Liabilities and shareholders’ equity:
Savings	$140,575	81	0.06%	$118,125	140	0.12%	$78,724	65	0.08%
Super Now deposits	182,229	583	0.32%	154,131	687	0.45%	118,515	610	0.51%
Money market deposits	210,066	561	0.27%	183,460	548	0.30%	145,339	734	0.51%
Time deposits	223,537	1,770	0.79%	209,517	1,846	0.88%	173,274	2,236	1.29%
Total interest-bearing deposits	756,407	2,995	0.40%	665,233	3,221	0.48%	515,852	3,645	0.71%

Short-term borrowings	22,342	54	0.24%	22,281	81	0.38%	20,961	137	0.65%
Long-term borrowings	71,195	1,913	2.65%	72,140	1,962	2.68%	64,994	2,429	3.68%
Total borrowings	93,537	1,967	2.07%	94,421	2,043	2.14%	85,955	2,566	2.94%

Total interest-bearing liabilities	849,944	4,962	0.58%	759,654	5,264	0.69%	601,807	6,211	1.03%

Demand deposits	225,981			174,909			113,431
Other liabilities	13,933			15,962			11,126
Shareholders’ equity	135,447			113,939			90,155

Total liabilities and shareholders’ equity	$1,225,305			$1,064,464			$816,519
Interest rate spread			3.67%			3.97%			4.22%
Net interest income/margin		$42,863	3.81%		$40,765	4.13%		$34,099	4.45%

·                  Fees on loans are included with interest on loans as follows: 2014 - $487,000; 2013 - $610,000; 2012 - $356,000.
·                  Information in this table has been calculated using average daily balance sheets to obtain average balances.
·                  Nonaccrual loans have been included with loans for the purpose of analyzing net interest earnings.
·                  Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 34% tax rate.

Reconciliation of Taxable Equivalent Net Interest Income

(In Thousands)	2014	2013	2012
Total interest income	$45,606	$43,299	$37,107
Total interest expense	4,962	5,264	6,211
Net interest income	40,644	38,035	30,896
Tax equivalent adjustment	2,219	2,730	3,203
Net interest income (fully taxable equivalent)	$42,863	$40,765	$34,099

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

	Year Ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) Due To			Increase (Decrease) Due To
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$197	$42	$239	$10	$(149)	$(139)
Loans	5,099	(1,115)	3,984	8,074	(1,001)	7,073
Fed funds sold	—	—	—
Taxable investment securities	(524)	(176)	(700)	341	(313)	28
Tax-exempt investment securities	(1,246)	(495)	(1,741)	(905)	(348)	(1,253)
Interest-bearing deposits	3	11	14	—	10	10
Total interest-earning assets	3,529	(1,733)	1,796	7,520	(1,801)	5,719

Interest expense:
Savings deposits	3	(62)	(59)	40	35	75
Super Now deposits	37	(141)	(104)	110	(33)	77
Money market deposits	141	(128)	13	145	(331)	(186)
Time deposits	45	(121)	(76)	126	(516)	(390)
Short-term borrowings	—	(27)	(27)	—	(56)	(56)
Long-term borrowings	(27)	(22)	(49)	141	(608)	(467)
Total interest-bearing liabilities	199	(501)	(302)	562	(1,509)	(947)
Change in net interest income	$3,330	$(1,232)	$2,098	$6,958	$(292)	$6,666

PROVISION FOR LOAN LOSSES

2014 vs 2013

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2014, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance adequacy. The banking regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $10,144,000 at December 31, 2013 to $10,579,000 at December 31, 2014.  At December 31, 2014, the allowance for loan losses was 1.16% of total loans compared to 1.24% of total loans at December 31, 2013.

The provision for loan losses totaled $2,850,000 for the year ended December 31, 2014 compared to $2,275,000 for the year ended December 31, 2013.  The increase in the provision was appropriate when considering the gross loan growth, the increase in the special mention or substandard rated loans, and charge-offs.  Net charge-offs of $2,415,000 represented 0.28% of average loans for the year ended December 31, 2014 compared to net recoveries of $251,000 or 0.04% of average loans for the year ended December 31, 2013.  In addition, nonperforming loans increased $2,570,000 to $12,248,000 at December 31, 2014 compared to December 31, 2013, which is primarily the result of certain commercial loans becoming non-performing.  The majority of the nonperforming loans are in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses.  Internal loan review and analysis, coupled with the ratios noted previously, dictated an increase in the provision for loan losses.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2013 vs 2012

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

NON-INTEREST INCOME

2014 vs. 2013

Total non-interest income increased $2,466,000 from the year ended December 31, 2013 to December 31, 2014.  Excluding net security gains, non-interest income increased $1,368,000 year over year.  Service charges increased primarily due to the impact of the Luzerne acquisition and the increased number of deposit accounts being serviced, but was partially offset by changes in the Banks' overdraft product that reduced the number of daily overdrafts on a per customer basis.  Bank owned life insurance income increased primarily due to a gain on death benefit. Insurance commissions and brokerage commissions increased due in part to the acquisition of Luzerne Bank and a shift in product mix.  Gain on sale of loans increased due to an increase in volume that was driven in part by the access to the greater Wilkes-Barre market provided by the acquisition of Luzerne. The increase in other income was impacted by the acquisition of Luzerne Bank as it increased the debit and credit card related income and by an increasing number of merchants that utilize our merchant card services.

	2014		2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$2,419	16.67%	$2,307	19.16%	$112	4.85%
Securities gains, net	3,515	24.23	2,417	20.07	1,098	45.43
Bank owned life insurance	923	6.36	677	5.62	246	36.34
Gain on sale of loans	1,803	12.43	1,438	11.94	365	25.38
Insurance commissions	1,146	7.90	1,084	9.00	62	5.72
Brokerage commissions	1,077	7.42	1,018	8.45	59	5.80
Other	3,625	24.99	3,101	25.76	524	16.90
Total non-interest income	$14,508	100.00%	$12,042	100.00%	$2,466	20.48%

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

	2013		2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$2,307	19.16%	$1,894	18.75%	$413	21.81%
Securities gains, net	2,417	20.07	1,285	12.72	1,132	88.09
Bank owned life insurance	677	5.62	670	6.63	7	1.04
Gain on sale of loans	1,438	11.94	1,386	13.72	52	3.75
Insurance commissions	1,084	9.00	1,357	13.44	(273)	(20.12)
Brokerage commissions	1,018	8.45	912	9.03	106	11.62
Other	3,101	25.76	2,596	25.71	505	19.45
Total non-interest income	$12,042	100.00%	$10,100	100.00%	$1,942	19.23%

NON-INTEREST EXPENSE

2014 vs. 2013

Total non-interest expenses increased $3,623,000 from the year ended December 31, 2013 to December 31, 2014.  The increase in salaries and employee benefits was attributable to increases in salaries and health insurance, coupled with the acquisition of Luzerne Bank. Occupancy and furniture and equipment expenses increased due to the additional branches of Luzerne Bank and significant upgrades to the core operating system, a new teller system, and various enhancements to other ancillary systems. Other expenses increased primarily due to increased fees related to providing debit card services and other expenses related to the acquisition of Luzerne Bank.

	2014		2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$17,273	50.97%	$15,415	50.93%	$1,858	12.05%
Occupancy	2,301	6.79	1,905	6.29	396	20.79
Furniture and equipment	2,536	7.48	1,815	6.00	721	39.72
Pennsylvania shares tax	907	2.68	864	2.85	43	4.98
Amortization of investment in limited partnerships	661	1.95	661	2.18	—	—
FDIC deposit insurance	746	2.20	594	1.96	152	25.59
Marketing	532	1.57	517	1.71	15	2.90
Intangible amortization	345	1.02	213	0.70	132	61.97
Other	8,589	25.34	8,283	27.38	306	3.69
Total non-interest expense	$33,890	100.00%	$30,267	100.00%	$3,623	11.97%

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

	2013		2012		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$15,415	50.93%	$11,762	53.41%	$3,653	31.06%
Occupancy	1,905	6.29	1,270	5.77	635	50.00
Furniture and equipment	1,815	6.00	1,452	6.59	363	25.00
Pennsylvania shares tax	864	2.85	674	3.06	190	28.19
Amortization of investment in limited partnerships	661	2.18	661	3.00	—	—
FDIC deposit insurance	594	1.96	468	2.13	126	26.92
Marketing	517	1.71	516	2.34	1	0.19
Intangible amortization	213	0.70	—	—	213	—
Other	8,283	27.38	5,220	23.70	3,063	58.68
Total non-interest expense	$30,267	100.00%	$22,023	100.00%	$8,244	37.43%

INCOME TAXES

2014 vs. 2013

The provision for income taxes for the year ended December 31, 2014 resulted in an effective income tax rate of 20.66% compared to 19.68.% for 2013.  This increase is primarily the result of increased pre-tax income which includes an increase in net securities gains of $1,098,000.

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

FINANCIAL CONDITION

INVESTMENTS

2014

The fair value of the investment portfolio decreased $56,399,000 from December 31, 2013 to December 31, 2014.  The decrease in value is the result of the investment portfolio being actively managed in order to reduce interest rate and market risk. This is being undertaken primarily through the sale of long term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years. The proceeds of the bond sales are being deployed into loans and intermediate term corporate bonds and short and intermediate term municipal bonds. The strategy to sell a portion of the long-term bond portfolio does negatively impact current earnings, but this action plays a key role in our long-term asset/liability management strategy as the balance sheet is shortened to better prepare for a rising rate environment. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 90% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The carrying amounts of investment securities are summarized as follows for the years ended December 31, 2014 and 2013:

	2014		2013
(In Thousands)	Balance	% Portfolio	Balance	% Portfolio
U.S. Government agency securities:
Available for sale	$3,841	1.65%	$9,923	3.44%
Mortgage-backed securities:
Available for sale	12,697	5.47	10,592	3.67
Asset-backed securities:
Available for sale	2,492	1.07	6,564	2.27
State and political securities (tax-exempt):
Available for sale	89,024	38.34	105,200	36.45
State and political securities (taxable):
Available for sale	19,092	8.22	36,595	12.68
Other bonds, notes and debentures:
Available for sale	89,643	38.61	106,773	37.00
Total bonds, notes and debentures	216,789	93.36	275,647	95.51
Financial institution equity securities:
Available for sale	9,915	4.27	10,662	3.69
Other equity securities:
Available for sale	5,509	2.37	2,303	0.80
Total equity securities	15,424	6.64	12,965	4.49
Total	$232,213	100.00%	$288,612	100.00%

The following table shows the maturities and repricing of investment securities, at amortized cost and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) at December 31, 2014:

(In Thousands)	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Amortized Cost Total
U.S. Government agency securities:
AFS Amount	$—	$—	$—	$3,953	$—	$3,953
Yield	—%	—%	—%	1.83%	—%	1.83%
Mortgage-backed securities:
AFS Amount	—	—	3,914	—	8,326	12,240
Yield	—%	—%	1.661%	—%	3.824%	3.13%
Asset-backed securities:
AFS Amount	—	—	—	521	1,947	2,468
Yield	—%	—%	—%	0.68%	1.21%	1.09%
State and political securities (tax-exempt):
AFS Amount	325	971	12,356	18,710	54,680	87,042
Yield	1.15%	3.07%	2.60%	4.81%	6.46%	5.50%
State and political securities (taxable):
AFS Amount	—	—	932	8,124	8,722	17,778
Yield	—%	—%	3.04%	4.47%	5.86%	5.08%
Other bonds, notes, and debentures:
AFS Amount	—	3,103	20,086	66,251	471	89,911
Yield	—%	3.07%	2.78%	3.09%	6.97%	3.04%
Total Amount	$325	$4,074	$37,288	$97,559	$74,146	213,392
Total Yield	1.15%	3.07%	2.61%	3.47%	5.96%	4.17%
Equity Securities						14,381
Total Investment Portfolio Value						$227,773
Total Investment Portfolio Yield						3.91%

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

The distribution of credit ratings by amortized cost and estimated fair value for the debt security portfolio at December 31, 2014 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—	$3,953	$3,841	$3,953	$3,841
Mortgage-backed securities	12,240	12,697	—	—	—	—	—	—	12,240	12,697
Asset-backed securities	2,468	2,492	—	—	—	—	—	—	2,468	2,492
State and political securities	98,836	102,054	—	—	—	—	5,984	6,062	104,820	108,116
Other debt securities	76,337	76,532	13,574	13,111	—	—	—	—	89,911	89,643
Total debt securities	$189,881	$193,775	$13,574	$13,111	$—	$—	$9,937	$9,903	$213,392	$216,789

LOAN PORTFOLIO

2014

Gross loans of $915,579,000 at December 31, 2014 represented an increase of $97,235,000 from December 31, 2013. The continued emphasis on well collateralized real estate loans was the primary driver of the overall increase in loans outstanding, with home equity loans and lines of credit leading the way. Successful campaigns to increase home equity, multifamily residential, and auto loans were undertaken during 2014 with the increase in residential and commercial loans being directly correlated to the campaigns.

2013

Gross loans of $818,344,000 at December 31, 2013 represented an increase of $306,112,000 from December 31, 2012. The primary driver of the increase was $254,057,000 in loans acquired from the acquisition of Luzerne as of June 1, 2013. The continued emphasis on well collateralized real estate loans accounted for the remaining majority of the overall increase in loans outstanding with home equity loans and lines of credit leading the way. Successful campaigns to increase home equity, multifamily residential, and auto loans were undertaken during 2013 with the increase in residential and commercial loans being directly correlated to the campaigns.

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan at December 31, 2014, 2013, 2012, 2011, and 2010:

	2014		2013		2012		2011		2010
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Commercial and agricultural	$124,156	13.56%	$105,029	12.83%	$48,455	9.46%	$53,129	12.19%	$50,853	12.23%
Real estate mortgage:
Residential	457,760	50.00	399,781	48.86	252,142	49.22	179,383	41.15	173,578	41.77
Commercial	291,348	31.82	282,476	34.52	182,031	35.54	164,288	37.68	160,189	38.55
Construction	21,996	2.40	17,282	2.11	20,067	3.92	29,457	6.76	22,545	5.43
Installment loans to individuals	21,509	2.35	14,647	1.79	10,659	2.08	11,297	2.59	9,432	2.27
Net deferred loan fees and discounts	(1,190)	(0.13)	(871)	(0.11)	(1,122)	(0.22)	(1,595)	(0.37)	(1,040)	(0.25)
Gross loans	$915,579	100.00%	$818,344	100.00%	$512,232	100.00%	$435,959	100.00%	$415,557	100.00%

The amounts of domestic loans at December 31, 2014 are presented below by category and maturity:

	Commercial and Agricultural	Real Estate			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Total
Loans with variable interest rates:
1 year or less	$31,231	$11,252	$12,588	$3,056	$150	$58,277
1 through 5 years	4,337	3,749	12,339	542	161	21,128
5 through 10 years	12,549	19,568	32,395	268	2	64,782
After 10 years	37,836	376,056	211,392	14,263	3,251	642,798
Total floating interest rate loans	85,953	410,625	268,714	18,129	3,564	786,985
Loans with fixed interest rates:
1 year or less	3,073	2,387	558	1,010	860	7,888
1 through 5 years	26,669	8,364	11,496	2,334	13,812	62,675
5 through 10 years	5,281	14,372	2,507	240	1,513	23,913
After 10 years	3,180	22,012	8,073	283	1,760	35,308
Total predetermined interest rate loans	38,203	47,135	22,634	3,867	17,945	129,784
Total	$124,156	$457,760	$291,348	$21,996	$21,509	916,769
Net deferred loan fees and discounts						(1,190)
						$915,579

·                  The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.
·                  Scheduled repayments are reported in maturity categories in which the payment is due.

The Banks do not make loans that provide for negative amortization, nor do any loans contain conversion features. The Banks did not have any foreign loans outstanding at December 31, 2014.

The following table shows the amount of accrual and nonaccrual TDRs at December 31, 2014 and 2013:

	2014			2013
(In Thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial and agricultural	$551	$440	$991	$437	$—	$437
Real estate mortgage:
Residential	697	181	878	603	118	721
Commercial	3,267	6,160	9,427	4,145	5,123	9,268
Construction	514	—	514	11	1,028	1,039
Installment loans to individuals	—	—	—	7	—	7
	$5,029	$6,781	$11,810	$5,203	$6,269	$11,472

ALLOWANCE FOR LOAN LOSSES

2014

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

The allowance for loan losses increased from $10,144,000 at December 31, 2013 to $10,579,000 at December 31, 2014.  At December 31, 2014, the allowance for loan losses was 1.16% of total loans compared to 1.24% of total loans at December 31, 2013.  The decrease in the allowance for loan losses to total loans was the result of the increased allowance for loan losses that was more than offset by the increase in loan growth. The increase in the allowance for loan losses was appropriate when considering the gross loan growth, level of commercial loans, declining impact of the Marcellus Shale natural gas exploration, and the continued uncertain economic environment.  Net loan charge-offs of $2,415,000 limited the impact of the provision for loan losses of $2,850,000.  Management concluded that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date as noted in the provision for loan losses discussion.

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

2013

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

Allocation of The Allowance For Loan Losses

	December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Balance at end of period applicable to:
Commercial and agricultural	$1,124	13.54%	$474	12.82%	$361	9.44%	$418	12.14%	$443	12.21%
Real estate mortgage:
Residential	3,755	49.93	3,917	48.80	1,954	49.11	939	41.00	908	41.67
Commercial	4,205	31.78	4,079	34.48	3,831	35.46	2,651	37.55	1,435	38.45
Construction	786	2.40	741	2.11	950	3.91	2,775	6.73	2,753	5.41
Installment loans to individuals	245	2.35	139	1.79	144	2.08	190	2.58	179	2.26
Unallocated	464	—	794	—	377	—	181	—	317	—
	$10,579	100.00%	$10,144	100.00%	$7,617	100.00%	$7,154	100.00%	$6,035	100.00%

NONPERFORMING LOANS

Non-accrual loans increased primarily due to several commercial loans that are either in a secured position or have sureties with a strong underlying financial position or have a specific allocation within the allowance for loan losses.

The following table presents information concerning nonperforming loans.  The accrual of interest will be discontinued when the principal or interest of a loan is in default for 90 days or more, or as soon as payment is questionable, unless the loan is well secured and in the process of collection. Consumer loans and residential real estate loans secured by 1 to 4 family dwellings are not ordinarily subject to those guidelines.  The reversal of previously accrued but uncollected interest applicable to any loan placed in a nonaccrual status and the treatment of subsequent payments of either principal or interest is handled in accordance with GAAP.  These principles do not require a write-off of previously accrued interest if principal and interest are ultimately protected by sound collateral values.  A nonperforming loan may be restored to accruing status when:

1.              Principal and interest is no longer due and unpaid;
2.              It becomes well secured and in the process of collection; and
3.              Prospects for future contractual payments are no longer in doubt.

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Nonaccrual	Total
2014	$387	$11,861	$12,248
2013	604	9,074	9,678
2012	351	11,355	11,706
2011	384	11,625	12,009
2010	557	5,658	6,215

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
4.              Reports of examination of the loan portfolio by the Department and the FDIC.

DEPOSITS

2014 vs. 2013

Total average deposits increased $142,246,000 or 16.93% from 2013 to 2014.  The growth is a result of an emphasis to increase and solidify deposit relationships by focusing on core deposits, not time deposits. The actions caused average core deposits, which exclude time deposits, to increase to 77.25% in 2014 from 75.06% for 2013.  In addition to the emphasis on growing core deposits by utilizing marketing strategies, the core deposit growth is receiving a lift from the attraction of municipal relationships.  In addition, the Banks have continued to capitalize on their reputation of safety and soundness during this prolonged economic downturn.

2013 vs. 2012

Total average deposits increased $210,859,000 or 33.51% from 2012 to 2013.  The growth is a combination of the Luzerne acquisition and the result of an emphasis to increase and solidify deposit relationships by focusing on core deposits, not time deposits. The actions caused average core deposits, which exclude time deposits, to increase to 75.06% from 72.46% for 2012.  In addition to the emphasis on growing core deposits by utilizing marketing strategies, the core deposit growth received a lift from the natural gas exploration throughout our market footprint and municipal account gathering efforts.

The average amount and the average rate paid on deposits are summarized below for the years ended December 31, 2014, 2013, and 2012:

	2014		2013		2012
(In Thousands)	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
Noninterest-bearing	$225,981	0.00%	$174,909	0.00%	$113,431	0.00%
Savings	140,575	0.06	118,125	0.12	78,724	0.08
Super Now	182,229	0.32	154,131	0.45	118,515	0.51
Money Market	210,066	0.27	183,460	0.30	145,339	0.51
Time	223,537	0.79	209,517	0.88	173,274	1.29
Total average deposits	$982,388	0.31%	$840,142	0.38%	$629,283	0.58%

SHAREHOLDERS’ EQUITY

2014

Shareholders’ equity increased $8,152,000 to $135,967,000 at December 31, 2014 compared to December 31, 2013.  The accumulated other comprehensive loss of $1,667,000 at December 31, 2014 is a result of an increase in unrealized gains on available for sale securities from an unrealized loss of $2,169,000 at December 31, 2013 to an unrealized gain of $2,930,000 at December 31, 2014.  The amount of accumulated other comprehensive loss at December 31, 2014 was also impacted by the change in net excess of the projected benefit obligation over the market value of the plan assets of the defined benefit pension plan resulting in an increase in the net loss of $1,872,000 to $4,597,000 at December 31, 2014.  The current level of shareholders’ equity equates to a book value per share of $28.30 at December 31, 2014 compared to $26.52 at December 31, 2013 and an equity to asset ratio of 10.92% at December 31, 2014 compared to 10.55% at December 31, 2013.  Excluding goodwill and intangibles, book value per share was $24.44 at December 31, 2014 compared to $22.60 at December 31, 2013.  Dividends declared for the twelve months ended December 31, 2014 were $1.88 per share compared to $2.13, which included a special cash dividend of $0.25 per share declared in the first quarter 2013, for the twelve months ended December 31, 2013.

 2013

Shareholders’ equity increased $34,089,000 to $127,815,000 at December 31, 2013 compared to December 31, 2012.  The accumulated other comprehensive loss of $4,894,000 at December 31, 2013 is a result of a decrease in unrealized gains on available for sale securities from an unrealized gain of $10,164,000 at December 31, 2012 to an unrealized loss of $2,169,000 at December 31, 2013.  The amount of accumulated other comprehensive loss at December 31, 2013 was also impacted by the change in net excess of the projected benefit obligation over the market value of the plan assets of the defined benefit pension plan resulting in a decrease in the net loss of $2,082,000 to $2,725,000 at December 31, 2013.  The current level of shareholders’ equity equates to a book value per share of $26.52 at December 31, 2013 compared to $24.42 at December 31, 2012 and an equity to asset ratio of 10.55% at December 31, 2013 compared to 10.94% at December 31, 2012.  Excluding goodwill and intangibles, book value per share was $22.60 at December 31, 2013 compared to $23.63 at December 31, 2012.  Dividends declared for the twelve months ended December 31, 2013 were $2.13 per share, which included a special cash dividend of $0.25 per share declared in the first quarter 2013, compared to $1.88 for the twelve months ended December 31, 2012.

Bank regulators have risk based capital guidelines.  Under these guidelines the Company and each Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2014, both the Company’s and each Bank’s required ratios were well above the minimum ratios as follows:

	Company	Jersey Shore State Bank	Luzerne Bank	Minimum Standards
Tier 1 capital ratio	9.27%	8.50%	8.56%	4.00%
Total capital ratio	12.65%	12.30%	10.23%	8.00%

For a more comprehensive discussion of these requirements, see “Regulation and Supervision” in Item 1 of the Annual Report on Form 10-K.  Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity, and other certain equity ratios are presented as follows:

	2014	2013	2012
Percentage of net income to:
Average total assets	1.19%	1.32%	1.70%
Average shareholders’ equity	10.79%	12.36%	15.36%
Percentage of dividends declared to net income	61.99%	67.88%	52.08%
Percentage of average shareholders’ equity to average total assets	11.05%	10.70%	11.04%

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

The following liquidity measures are monitored for compliance and were within the limits cited at December 31, 2014:

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

The Company, like other financial institutions, must have sufficient funds available to meet its liquidity needs for deposit withdrawals, loan commitments, and expenses.  In order to control cash flow, the Company estimates future flows of cash from deposits and loan payments.  The primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, as well as FHLB borrowings.  Funds generated are used principally to fund loans and purchase investment securities. Management believes the Company has adequate resources to meet its normal funding requirements.

Management monitors the Company’s liquidity on both a short and long-term basis, thereby, providing management necessary information to react to current balance sheet trends.  Cash flow needs are assessed and sources of funds are determined.  Funding strategies consider both customer needs and economical cost.  Both short and long term funding needs are addressed by maturities and sales of available for sale investment securities, loan repayments and maturities, and liquidating money market investments such as federal funds sold. The use of these resources, in conjunction with access to credit, provides core ingredients to satisfy depositor, borrower, and creditor needs.

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $484,916,000 with $97,581,000 utilized, leaving $387,335,000 available.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $35,616,000. The Company’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.

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

The following is a rate shock forecast for the twelve month period ended December 31, 2015 assuming a static balance sheet as of December 31, 2014.

	Parallel Rate Shock in Basis Points
(In Thousands)	(200)	(100)	Static	100	200	300	400
Net interest income	$36,238	$37,969	$39,569	$40,728	$41,897	$42,743	$43,325
Change from static	(3,331)	(1,600)	—	1,159	2,328	3,174	3,756
Percent change from static	-8.42%	-4.04%	—	2.93%	5.88%	8.02%	9.49%

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

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require future cash payments. The following table presents, as of December 31, 2014, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the “Notes to Consolidated Financial Statements.”

	Payments Due In
(In Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$765,161	$—	$—	$—	$765,161
Time deposits	98,721	66,422	48,718	2,397	216,258
Repurchase agreements	13,987	—	—	—	13,987
Short-term borrowings	26,831	—	—	—	26,831
Long-term borrowings	26	15,805	55,058	287	71,176
Operating leases	589	900	601	1,048	3,138

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

We have audited the accompanying consolidated statements of financial condition of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of Penns Woods Bancorp, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penns Woods Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2015, expressed an unqualified opinion on the effectiveness of Penns Woods Bancorp, Inc.’s internal control over financial reporting.

Wexford, Pennsylvania
March 10, 2015

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(In Thousands, Except Share Data)	2014	2013
ASSETS:
Noninterest-bearing balances	$19,403	$23,723
Interest-bearing deposits in other financial institutions	505	770
Federal funds sold	—	113
Total cash and cash equivalents	19,908	24,606

Investment securities available for sale, at fair value	232,213	288,612
Loans held for sale	550	1,626
Loans	915,579	818,344
Allowance for loan losses	(10,579)	(10,144)
Loans, net	905,000	808,200
Premises and equipment, net	21,109	20,184
Accrued interest receivable	3,912	4,696
Bank-owned life insurance	25,959	25,410
Investment in limited partnerships	1,560	2,221
Goodwill	17,104	17,104
Intangibles	1,456	1,801
Deferred tax asset	8,101	9,889
Other assets	8,139	7,646
TOTAL ASSETS	$1,245,011	$1,211,995

LIABILITIES:
Interest-bearing deposits	$738,041	$755,625
Noninterest-bearing deposits	243,378	217,377
Total deposits	981,419	973,002

Short-term borrowings	40,818	26,716
Long-term borrowings	71,176	71,202
Accrued interest payable	381	405
Other liabilities	15,250	12,855
TOTAL LIABILITIES	1,109,044	1,084,180

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,002,649 and 4,999,929 shares issued	41,688	41,665
Additional paid-in capital	49,896	49,800
Retained earnings	53,107	47,554
Accumulated other comprehensive loss:
Net unrealized gain (loss) on available for sale securities	2,930	(2,169)
Defined benefit plan	(4,597)	(2,725)
Treasury stock at cost, 197,834 and 180,596 shares	(7,057)	(6,310)
TOTAL SHAREHOLDERS’ EQUITY	135,967	127,815
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,245,011	$1,211,995

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2014	2013	2012
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$36,495	$32,353	$25,372
Investment securities:
Taxable	5,111	6,034	5,940
Tax-exempt	3,453	4,602	5,429
Dividend and other interest income	547	310	366
TOTAL INTEREST AND DIVIDEND INCOME	45,606	43,299	37,107

INTEREST EXPENSE:
Deposits	2,995	3,221	3,645
Short-term borrowings	54	81	137
Long-term borrowings	1,913	1,962	2,429
TOTAL INTEREST EXPENSE	4,962	5,264	6,211

NET INTEREST INCOME	40,644	38,035	30,896

PROVISION FOR LOAN LOSSES	2,850	2,275	2,525

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	37,794	35,760	28,371

NON-INTEREST INCOME:
Service charges	2,419	2,307	1,894
Securities gains, net	3,515	2,417	1,285
Bank-owned life insurance	923	677	670
Gain on sale of loans	1,803	1,438	1,386
Insurance commissions	1,146	1,084	1,357
Brokerage commissions	1,077	1,018	912
Other	3,625	3,101	2,596
TOTAL NON-INTEREST INCOME	14,508	12,042	10,100

NON-INTEREST EXPENSE:
Salaries and employee benefits	17,273	15,415	11,762
Occupancy	2,301	1,905	1,270
Furniture and equipment	2,536	1,815	1,452
Pennsylvania shares tax	907	864	674
Amortization of investment in limited partnerships	661	661	661
Federal Deposit Insurance Corporation deposit insurance	746	594	468
Marketing	532	517	516
Intangible amortization	345	213	—
Other	8,589	8,283	5,220
TOTAL NON-INTEREST EXPENSE	33,890	30,267	22,023

INCOME BEFORE INCOME TAX PROVISION	18,412	17,535	16,448
INCOME TAX PROVISION	3,804	3,451	2,598
NET INCOME	$14,608	$14,084	$13,850

EARNINGS PER SHARE - BASIC AND DILUTED	$3.03	$3.19	$3.61

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,816,149	4,410,626	3,837,751

DIVIDENDS PER SHARE	$1.88	$2.13	$1.88

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2014	2013	2012
Net Income	$14,608	$14,084	$13,850
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	11,242	(16,270)	12,270
Tax effect	(3,822)	5,532	(4,172)
Net realized gain included in net income	(3,515)	(2,417)	(1,285)
Tax effect	1,195	822	437
(Accretion) amortization of unrecognized pension and post-retirement items	(2,837)	3,155	(1,021)
Tax effect	964	(1,073)	347
Total other comprehensive income (loss)	3,227	(10,251)	6,576
Comprehensive income	$17,835	$3,833	$20,426

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, December 31, 2011	4,017,677	$33,480	$18,115	$36,394	$(1,219)	$(6,310)	$80,460
Net income				13,850			13,850
Other comprehensive income					6,576		6,576
Dividends declared, ($1.88 per share)				(7,214)			(7,214)
Common shares issued for employee stock purchase plan	1,435	12	42				54
Balance, December 31, 2012	4,019,112	33,492	18,157	43,030	5,357	(6,310)	93,726

Net income				14,084			14,084
Other comprehensive loss					(10,251)		(10,251)
Dividends declared, ($2.13 per share)				(9,560)			(9,560)
Common shares issued for acquisition of Luzerne National Bank Corporation	978,977	8,158	31,578				39,736
Common shares issued for employee stock purchase plan	1,840	15	65				80
Balance, December 31, 2013	4,999,929	41,665	49,800	47,554	(4,894)	(6,310)	127,815

Net income				14,608			14,608
Other comprehensive income					3,227		3,227
Dividends declared, ($1.88 per share)				(9,055)			(9,055)
Common shares issued for employee stock purchase plan	2,720	23	96				119
Purchase of treasury stock (17,238 shares)						(747)	(747)
Balance, December 31, 2014	5,002,649	$41,688	$49,896	$53,107	$(1,667)	$(7,057)	$135,967

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2014	2013	2012
OPERATING ACTIVITIES:
Net Income	$14,608	$14,084	$13,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,078	1,448	1,077
Amortization of intangible assets	345	213	—
Provision for loan losses	2,850	2,275	2,525
Accretion and amortization of investment security discounts and premiums	672	69	(989)
Securities gains, net	(3,515)	(2,417)	(1,285)
Originations of loans held for sale	(51,119)	(51,512)	(44,571)
Proceeds of loans held for sale	53,998	55,098	45,970
Gain on sale of loans	(1,803)	(1,438)	(1,386)
Earnings on bank-owned life insurance	(923)	(677)	(670)
(Increase) decrease in deferred tax asset	124	123	(128)
Other, net	423	61	(427)
Net cash provided by operating activities	18,738	17,327	13,966
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	102,145	79,114	48,460
Proceeds from calls and maturities	13,354	16,359	19,995
Purchases	(47,902)	(90,179)	(74,791)
Investment securities held to maturity:
Proceeds from calls and maturities	—	—	55
Net increase in loans	(101,816)	(55,953)	(78,323)
Acquisition of bank premises and equipment	(2,795)	(4,918)	(1,403)
Proceeds from the sale of foreclosed assets	1,059	143	765
Purchase of bank-owned life insurance	(30)	(981)	(33)
Proceeds from bank-owned life insurance death benefit	367	—	383
Proceeds from redemption of regulatory stock	3,955	3,239	1,171
Purchases of regulatory stock	(4,583)	(2,384)	(796)
Acquisition, net of cash acquired	—	17,487	—
Net cash used for investing activities	(36,246)	(38,073)	(84,517)
FINANCING ACTIVITIES:
Net (decrease) increase in interest-bearing deposits	(17,584)	34,114	56,763
Net increase in noninterest-bearing deposits	26,001	19,906	3,599
Proceeds from long-term borrowings	—	452	30,000
Repayment of long-term borrowings	(26)	(5,528)	(15,000)
Net increase (decrease) in short-term borrowings	14,102	(9,254)	3,606
Dividends paid	(9,055)	(9,560)	(7,214)
Issuance of common stock	119	80	54
Purchase of treasury stock	(747)	—	—
Net cash provided by financing activities	12,810	30,210	71,808
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,698)	9,464	1,257
CASH AND CASH EQUIVALENTS, BEGINNING	24,606	15,142	13,885
CASH AND CASH EQUIVALENTS, ENDING	$19,908	$24,606	$15,142

See accompanying notes to the consolidated financial statements.

	Year Ended December 31,
(In Thousands)	2014	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,986	$5,225	$6,381
Income taxes paid	3,750	3,998	2,950
Transfer of loans to foreclosed real estate	2,166	470	—
Acquisition of Luzerne National Bank Corporation
Non-cash assets acquired:
Securities available for sale		21,783
Loans		250,377
Premises and equipment, net		8,014
Accrued interest receivable		726
Bank-owned life insurance		7,419
Intangibles		2,015
Other assets		2,636
Goodwill		14,072
		307,042
Liabilities assumed:
Deferred tax liability		76
Interest-bearing deposits		194,438
Noninterest-bearing deposits		82,518
Short-term borrowings		2,766
Accrued interest payable		103
Other liabilities		4,892
		284,793
Net non-cash assets acquired		22,249
Cash and cash equivalents acquired		$20,363

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

Nature of Business

The Banks engage in a full-service commercial banking business, making available to the community a wide range of financial services including, but not limited to, installment loans, credit cards, mortgage and home equity loans, lines of credit, construction financing, farm loans, community development loans, loans to non-profit entities and local government, and various types of demand and time deposits including, but not limited to, checking accounts, savings accounts, money market deposit accounts, certificates of deposit, and IRAs.  Deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

The financial services are provided by the Banks to individuals, partnerships, non-profit organizations, and corporations through their twenty-two offices located in Clinton, Lycoming, Centre, Montour, and Luzerne Counties, Pennsylvania.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks and federal funds sold.  Interest-earning deposits mature within 90 days and are carried at cost.  Net cash flows are reported for loan, deposit, and short-term borrowing transactions.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2014, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, rising unemployment, or negative performance trends in financial information from borrowers could be indicators of subsequent increased levels of nonperforming assets and possible charge-offs, which would normally require increased loan loss provisions. An integral part of the periodic regulatory examination process is the review of the adequacy of the Banks' loan loss allowance. The regulatory agencies could require the Banks, based on their evaluation of information available at the time of their examination, to provide additional loan loss provisions to further supplement the allowance.

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

Goodwill

The Company performs an annual impairment analysis of goodwill for its purchased subsidiaries, Luzerne and The M Group.  Based on the fair value of these reporting units, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2014, 2013, or 2012.

Intangible Assets
At December 31, 2014, the Company had intangible assets of $1,456,000 as a result of the acquisition of Luzerne National Bank Corporation, which is net of accumulated amortization of $558,000. These intangible assets will continue to be amortized using the sum-of-the-years digits method of amortization over ten years.

Investments in Limited Partnerships

The Company is a limited partner in four partnerships at December 31, 2014 that provide low income elderly housing in the Company’s geographic market area. The carrying value of the Company’s investments in limited partnerships was $1,560,000 at December 31, 2014 and $2,221,000 at December 31, 2013. One investment is fully amortized, while the other three are being amortized over the ten-year tax credit receipt period utilizing the straight-line method.  The partnerships are amortized once the projects reach the level of occupancy needed to begin the ten year tax credit recognition period.  Amortization of limited partnership investments amounted to $661,000 in 2014, 2013, and 2012.

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

Accumulated Other Comprehensive Income (Loss)

The Company is required to present accumulated other comprehensive income (loss) in a full set of general-purpose financial statements for all periods presented. Accumulated other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the available for sale securities portfolio and the unrecognized components of net periodic benefit costs of the defined benefit pension plan.

Segment Reporting

The Company has determined that its only reportable segment is Community Banking.

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format.  Such reclassifications did not affect net income or shareholders’ equity.

Recent Accounting Pronouncements

In January 2014, FASB issued ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This ASU did not have an impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. The amendments in this update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This update will not have an impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement -Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This update eliminates from GAAP the concept of extraordinary items. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This update is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component as of December 31, 2014 and 2013 were as follows:

	Twelve Months Ended December 31, 2014			Twelve Months Ended December 31, 2013
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(2,169)	$(2,725)	$(4,894)	$10,164	$(4,807)	$5,357
Other comprehensive (loss) income before reclassifications	7,419	(2,010)	5,409	(10,738)	1,749	(8,989)
Amounts reclassified from accumulated other comprehensive (loss) income	(2,320)	138	(2,182)	(1,595)	333	(1,262)
Net current-period other comprehensive income (loss)	5,099	(1,872)	3,227	(12,333)	2,082	(10,251)
Ending balance	$2,930	$(4,597)	$(1,667)	$(2,169)	$(2,725)	$(4,894)

The reclassifications out of accumulated other comprehensive income as of December 31, 2014 and 2013 were as follows:

(In Thousands)	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Twelve Months Ended		Affected Line Item in the Consolidated Statement of Income
	December 31, 2014	December 31, 2013
Net realized gain on available for sale securities	$(3,515)	$(2,417)	Securities gains, net
Income tax effect	1,195	822	Income tax provision
	(2,320)	(1,595)	Net of tax

Net unrecognized pension costs	209	504	Salaries and employee benefits
Income tax effect	(71)	(171)	Income tax provision
	$138	$333	Net of tax

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

	Year Ended December 31,
	2014	2013	2012
Weighted average common shares issued	5,001,171	4,591,222	4,018,347
Average treasury stock shares	(185,022)	(180,596)	(180,596)
Weighted average common shares used to calculate basic and diluted earnings per share	4,816,149	4,410,626	3,837,751

No stock options were outstanding during 2014, 2013, or 2012.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and fair values of investment securities at December 31, 2014 and 2013 are as follows:

	2014
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS)
U.S. Government and agency securities	$3,953	$—	$(112)	$3,841
Mortgage-backed securities	12,240	485	(28)	12,697
Asset-backed securities	2,468	27	(3)	2,492
State and political securities	104,820	3,885	(589)	108,116
Other debt securities	89,911	1,031	(1,299)	89,643
Total debt securities	213,392	5,428	(2,031)	216,789
Financial institution equity securities	8,823	1,110	(18)	9,915
Other equity securities	5,558	79	(128)	5,509
Total equity securities	14,381	1,189	(146)	15,424
Total investment securities AFS	$227,773	$6,617	$(2,177)	$232,213

	2013
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS)
U.S. Government and agency securities	$9,989	$17	$(83)	$9,923
Mortgage-backed securities	9,966	694	(68)	10,592
Asset-backed securities	6,700	43	(179)	6,564
State and political securities	145,121	2,120	(5,446)	141,795
Other debt securities	108,939	879	(3,045)	106,773
Total debt securities	280,715	3,753	(8,821)	275,647
Financial institution equity securities	8,842	1,820	—	10,662
Other equity securities	2,342	28	(67)	2,303
Total equity securities	11,184	1,848	(67)	12,965
Total investment securities AFS	$291,899	$5,601	$(8,888)	$288,612

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013.

	2014
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$—	$—	$3,841	$(112)	$3,841	$(112)
Mortgage-backed securities	6,741	(28)	—	—	6,741	(28)
Asset-backed securities	—	—	519	(3)	519	(3)
State and political securities	8,243	(14)	6,382	(575)	14,625	(589)
Other debt securities	23,174	(718)	29,266	(581)	52,440	(1,299)
Total debt securities	38,158	(760)	40,008	(1,271)	78,166	(2,031)
Financial institution equity securities	407	(18)	—	—	407	(18)
Other equity securities	1,837	(100)	773	(28)	2,610	(128)
Total equity securities	2,244	(118)	773	(28)	3,017	(146)
Total	$40,402	$(878)	$40,781	$(1,299)	$81,183	$(2,177)

	2013
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$7,740	$(83)	$—	$—	$7,740	$(83)
Mortgage-backed securities	2,483	(68)	—	—	2,483	(68)
Asset-backed securities	3,847	(177)	712	(2)	4,559	(179)
State and political securities	42,577	(2,558)	8,233	(2,888)	50,810	(5,446)
Other debt securities	73,254	(3,045)	—	—	73,254	(3,045)
Total debt securities	129,901	(5,931)	8,945	(2,890)	138,846	(8,821)
Financial institution equity securities	—	—	—	—	—	—
Other equity securities	274	(22)	655	(45)	929	(67)
Total equity securities	274	(22)	655	(45)	929	(67)
Total	$130,175	$(5,953)	$9,600	$(2,935)	$139,775	$(8,888)

At December 31, 2014 there were 45 individual securities in a continuous unrealized loss position for less than twelve months and 31 individual securities in a continuous unrealized loss position for greater than twelve months.

The Company reviews its position quarterly and has asserted that at December 31, 2014 and 2013, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,400	$4,436
Due after one year to five years	37,288	37,313
Due after five years to ten years	97,559	97,682
Due after ten years	74,145	77,358
Total	$213,392	$216,789

Total gross proceeds from sales of securities available for sale were $102,145,000, $79,114,000, and $48,460,000 for 2014, 2013, and 2012, respectively.  The following table represents gross realized gains and losses on those transactions:

	Year Ended December 31,
(In Thousands)	2014	2013	2012
Gross realized gains:
U.S. Government and agency securities	$59	$—	$2
Mortgage-backed securities	89	—	136
State and political securities	2,327	2,076	327
Other debt securities	622	490	426
Financial institution equity securities	710	241	609
Other equity securities	491	340	587
Total gross realized gains	$4,298	$3,147	$2,087
Gross realized losses:
U.S. Government and agency securities	$45	$—	$—
Mortgage-backed securities	—	92	—
State and political securities	412	611	440
Other debt securities	209	27	53
Financial institution equity securities	—	—	67
Other equity securities	117	—	242
Total gross realized losses	$783	$730	$802

There were no impairment charges included in gross realized losses for the years ended December 31, 2014, 2013, and 2012.

Investment securities with a carrying value of approximately $128,501,000 and $141,876,000 at December 31, 2014 and 2013, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

There is no concentration of investments that exceed ten percent of shareholders’ equity for any individual issuer, excluding those guaranteed by the U.S. Government.

NOTE 5 - FEDERAL HOME LOAN BANK STOCK

The Banks are members of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB.  The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment as necessary.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB.

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

The following table presents the related aging categories of loans, by segment, as of December 31, 2014 and 2013:

	2014
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial and agricultural	$122,624	$773	$—	$759	$124,156
Real estate mortgage:
Residential	450,503	6,078	332	847	457,760
Commercial	279,731	1,819	54	9,744	291,348
Construction	21,485	—	—	511	21,996
Installment loans to individuals	21,125	383	1	—	21,509
	895,468	$9,053	$387	$11,861	916,769
Net deferred loan fees and discounts	(1,190)				(1,190)
Allowance for loan losses	(10,579)				(10,579)
Loans, net	$883,699				$905,000

	2013
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial and agricultural	$104,419	$502	$—	$108	$105,029
Real estate mortgage:
Residential	392,300	6,424	531	526	399,781
Commercial	272,745	2,533	—	7,198	282,476
Construction	15,967	—	73	1,242	17,282
Installment loans to individuals	14,170	477	—	—	14,647
	799,601	$9,936	$604	$9,074	819,215
Net deferred loan fees and discounts	(871)				(871)
Allowance for loan losses	(10,144)				(10,144)
Loans, net	$788,586				$808,200

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.  The carrying value of purchased loans acquired with deteriorated credit quality was $349,000 at December 31, 2014. The remaining carrying value of the purchased loan acquired with deteriorated credit quality was transfered into other real estate owned by the Bank during the 3rd and 4th quarters of 2014.

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

The carrying value of the loans acquired and accounted for in accordance with ASC 310-30, was determined by projecting discounted contractual cash flows. The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the Luzerne acquisition as of June 1, 2013:

(In Thousands)	June 1, 2013
Unpaid principal balance	$1,211
Interest	572
Contractual cash flows	1,783
Non-accretable discount	(842)
Expected cash flows	941
Accretable discount	(63)
Estimated fair value	$878

Changes in the amortizable yield for purchased credit-impaired loans were as follows for December 31, 2014 and 2013:

(In Thousands)	December 31, 2014	December 31, 2013
Balance at beginning of period	$35	$63
Accretion	(35)	(28)
Balance at end of period	$—	$35

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30:

(In Thousands)	December 31, 2014	December 31, 2013
Outstanding balance	$449	$1,224
Carrying amount	349	868

The following table presents the interest income if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans as of December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014		2013		2012
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial and agricultural	$42	$33	$7	$3	$—	$—
Real estate mortgage:
Residential	63	34	41	20	67	37
Commercial	600	264	447	251	281	172
Construction	63	2	88	56	377	74
	$768	$333	$583	$330	$725	$283

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

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $100,000 and if the loan is either on non-accrual status or has a risk rating of substandard or worse.  Management may also elect to measure an individual loan for impairment if less than $100,000 on a case by case basis.

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of December 31, 2014 and 2013:

	2014
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and agricultural	$439	$439	$—
Real estate mortgage:
Residential	139	139	—
Commercial	3,228	3,228	—
Construction	716	716	—
	4,522	4,522	—
With an allowance recorded:
Commercial and agricultural	673	673	298
Real estate mortgage:
Residential	1,327	1,449	147
Commercial	10,745	10,889	1,581
Construction	309	309	67
	13,054	13,320	2,093
Total:
Commercial and agricultural	1,112	1,112	298
Real estate mortgage:
Residential	1,466	1,588	147
Commercial	13,973	14,117	1,581
Construction	1,025	1,025	67
	$17,576	$17,842	$2,093

	2013
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and agricultural	$—	$—	$—
Real estate mortgage:
Residential	916	1,173	—
Commercial	623	879	—
Construction	528	528	—
	2,067	2,580	—
With an allowance recorded:
Commercial and agricultural	532	532	224
Real estate mortgage:
Residential	319	342	65
Commercial	7,598	7,742	2,153
Construction	512	1,367	113
	8,961	9,983	2,555
Total:
Commercial and agricultural	532	532	224
Real estate mortgage:
Residential	1,235	1,515	65
Commercial	8,221	8,621	2,153
Construction	1,040	1,895	113
	$11,028	$12,563	$2,555

The following table presents the average recorded investment in impaired loans and related interest income recognized for December 31, 2014, 2013, and 2012:

	2014
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$763	$26	$25
Real estate mortgage:
Residential	1,245	46	20
Commercial	10,987	130	101
Construction	1,086	17	89
	$14,081	$219	$235

	2013
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$538	$26	$—
Real estate mortgage:
Residential	1,581	62	25
Commercial	8,605	183	95
Construction	2,651	1	569
	$13,375	$272	$689

	2012
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial and agricultural	$97	$—	$—
Real estate mortgage:
Residential	1,417	44	49
Commercial	7,001	290	146
Construction	7,831	1	74
	$16,346	$335	$269

Additional funds totaling $5,000 are committed to be advanced in connection with impaired loans.

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

Loan modifications that are considered TDRs completed during the twelve months ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014			2013
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and agricultural	3	$620	$620	—	$—	$—
Real estate mortgage:
Residential	3	392	392	2	61	61
Commercial	3	636	636	4	1,898	1,898
Total	9	$1,648	$1,648	6	$1,959	$1,959

There was one commercial real estate loan modifications considered a troubled debt restructurings made during the twelve months previous to December 31, 2014 that defaulted during the twelve month period ending December 31, 2014.  However, that loan was paid off in the fourth quarter of 2014. There were four commercial real estate loan modifications considered troubled debt restructurings with a recorded investment of $1,884,000 made during the twelve months previous to December 31, 2013 that defaulted during the twelve month period ending December 31, 2013.

Internal Risk Ratings

Management uses a ten point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are evaluated for Substandard classification.  Loans in the Doubtful category exhibit the same weaknesses found in the Substandard loans, however, the weaknesses are more pronounced.  Such loans are static and collection in full is improbable.  However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.  Loans classified Loss are considered uncollectible and charge-off is imminent.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Banks have a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external annual loan review of large commercial relationships is performed, as well as a sample of smaller transactions.  During 2014, the threshold for the annual loan review was commercial relationships $1,000,000 or greater for JSSB and $1,450,000 or greater for Luzerne. Confirmation of the appropriate risk category is included in the review.  Detailed reviews, including plans for resolution, are performed on loans classified as Substandard, Doubtful, or Loss on a quarterly basis.

The following table presents the credit quality categories identified above as of December 31, 2014 and 2013:

	2014
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$118,210	$454,885	$256,444	$20,927	$21,509	$871,975
Special Mention	3,186	2,384	16,262	445	—	22,277
Substandard	2,760	491	18,642	624	—	22,517
Total	$124,156	$457,760	$291,348	$21,996	$21,509	$916,769

	2013
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$99,256	$398,327	$259,505	$13,608	$14,647	$785,343
Special Mention	4,529	598	10,181	214	—	15,522
Substandard	1,244	856	12,790	3,460	—	18,350
Total	$105,029	$399,781	$282,476	$17,282	$14,647	$819,215

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

For the general allowances historical loss trends are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by other qualitative factors.  A historical charge-off factor is calculated utilizing a twelve quarter moving average.  However, management may adjust the moving average time frame by up to four quarters to adjust for variances in the economic cycle. Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.  The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry, and/or geographic standpoint.

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

Activity in the allowance is presented for the twelve months ended December 31, 2014 and 2013:

	2014
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individual
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$474	$3,917	$4,079	$741	$139	$794	$10,144
Charge-offs	(289)	(65)	(2,038)	—	(142)	—	(2,534)
Recoveries	18	15	—	22	64	—	119
Provision	921	(112)	2,164	23	184	(330)	2,850
Ending Balance	$1,124	$3,755	$4,205	$786	$245	$464	$10,579

	2013
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$361	$1,954	$3,831	$950	$144	$377	$7,617
Charge-offs	(4)	(250)	(297)	(100)	(116)	—	(767)
Recoveries	7	13	88	850	61	—	1,019
Provision	110	2,200	457	(959)	50	417	2,275
Ending Balance	$474	$3,917	$4,079	$741	$139	$794	$10,144

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central and north-eastern Pennsylvania. Although the Company has a diversified loan portfolio at December 31, 2014 and 2013, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of loans at December 31, 2014 and 2013 as follows:

	2014	2013
Owners of residential rental properties	16.01%	15.67%
Owners of commercial rental properties	14.67%	12.99%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 and 2013:

	2014
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated	Totals
(In Thousands)		Residential	Commercial	Construction
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$298	$147	$1,581	$67	$—	$—	$2,093
Collectively evaluated for impairment	826	3,608	2,624	719	245	464	8,486
Total ending allowance balance	$1,124	$3,755	$4,205	$786	$245	$464	$10,579
Loans:
Individually evaluated for impairment	$1,112	$1,117	$13,973	$1,025	$—		$17,227
Loans acquired with deteriorated credit quality	—	349	—	—	—		349
Collectively evaluated for impairment	123,044	456,294	277,375	20,971	21,509		899,193
Total ending loans balance	$124,156	$457,760	$291,348	$21,996	$21,509		$916,769

	2013
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$224	$65	$2,153	$113	$—	$—	$2,555
Collectively evaluated for impairment	250	3,852	1,926	628	139	794	7,589
Total ending allowance balance	$474	3,917	$4,079	$741	$139	$794	$10,144
Loans:
Individually evaluated for impairment	$532	$881	$7,707	$1,040	$—		$10,160
Loans acquired with deteriorated credit quality	—	354	514	—	—		868
Collectively evaluated for impairment	104,497	398,546	274,255	16,242	14,647		808,187
Total ending loans balance	$105,029	399,781	$282,476	$17,282	$14,647		$819,215

NOTE 7 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31, 2014 and 2013:

(In Thousands)	2014	2013
Land	$5,759	$5,823
Premises	14,767	13,114
Furniture and equipment	7,435	7,320
Leasehold improvements	1,351	1,347
Total	29,312	27,604
Less accumulated depreciation and amortization	8,203	7,420
Net premises and equipment	$21,109	$20,184

Depreciation and amortization related to premises and equipment for the years ended 2014, 2013, and 2012 was $1,494,000, $1,054,000, and $762,000, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLES

As of December 31, 2014 and 2013 goodwill had a gross carrying value of $17,380,000 and accumulated amortization of $276,000 resulting in a net carrying amount of $17,104,000.

The gross carrying amount of goodwill is tested for impairment in the third quarter of each fiscal year.  Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, there was no evidence of impairment of the carrying amount at December 31, 2014 or 2013.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  Since the acquisition, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible and trade name intangible which are being amortized on an accelerated basis over the useful life of such assets.  The gross carrying amount of the core deposit intangible and trade name intangible at December 31, 2014 was $1,360,000 and $96,000, respectively, with $521,000 and $37,000 accumulated amortization as of that date.

As of December 31, 2014, the estimated future amortization expense for the core deposit and trade name intangible was:

(In Thousands)
2015	$308
2016	272
2017	235
2018	198
2019	162
2020	125
2021	89
2022	52
2023	15
$1,456

NOTE 9 - TIME DEPOSITS

Time deposits of $250,000 or more totaled approximately $26,468,000 on December 31, 2014 and $29,822,000 on December 31, 2013. Interest expense on time deposits of $100,000 or more was approximately $875,000, $841,000, and $874,000, for the years ended December 31, 2014, 2013, and 2012, respectively.

At December 31, 2014, the scheduled maturities on time deposits of $100,000 or more are as follows:

(In Thousands)	2014
Three months or less	$11,235
Three months to six months	7,686
Six months to twelve months	18,258
Over twelve months	49,680
Total	$86,859

Total time deposit maturities are as follows at December 31, 2014:

(In Thousands)	2014
2015	$98,721
2016	33,533
2017	32,889
2018	37,231
2019	11,487
Thereafter	2,397
Total	$216,258

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and primarily FHLB advances, which generally represent overnight or less than six month borrowings.  In addition to the outstanding balances noted below, the Banks also have additional lines of credit totaling $35,616,000 available from correspondent banks other than the FHLB.  The outstanding balances and related information for short-term borrowings are summarized as follows at December 31, 2014, 2013, and 2012:

(In Thousands)	2014	2013	2012
Repurchase Agreements:
Balance at year end	$13,987	$12,391	$16,968
Maximum amount outstanding at any month end	18,801	16,632	21,609
Average balance outstanding during the year	16,350	16,839	16,951
Weighted-average interest rate:
At year end	0.23%	0.28%	0.65%
Paid during the year	0.22%	0.40%	0.73%
Overnight:
Balance at year end	$26,831	$14,325	$16,236
Maximum amount outstanding at any month end	26,831	21,350	20,175
Average balance outstanding during the year	5,992	5,508	4,009
Weighted-average interest rate:
At year end	0.27%	0.25%	0.25%
Paid during the year	0.30%	0.31%	0.31%

NOTE 11 - LONG-TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2014 and 2013:

(In Thousands)		Weighted Average Interest Rate		Stated Interest Rate Range
Description	Maturity	2014	2013	From	To	2014	2013
Variable	2015	3.97%	3.97%	3.97%	3.97%	10,000	10,000
Variable	2017	4.22%	4.22%	4.15%	4.28%	20,000	20,000
Variable	2018	3.18%	3.18%	3.18%	3.18%	10,000	10,000
Total Variable		3.90%	3.90%			40,000	40,000
Fixed	2015	6.92%	6.92%	6.92%	6.92%	750	750
Fixed	2016	0.75%	0.75%	0.75%	0.75%	5,000	5,000
Fixed	2017	0.91%	0.91%	0.90%	0.97%	25,000	25,000
Total Fixed		1.03%	1.03%			30,750	30,750
Total		2.65%	2.65%			$70,750	$70,750

(In Thousands) Year Ending December 31,	Amount	Weighted Average Rate
2015	10,750	4.18%
2016	5,000	0.75%
2017	45,000	2.38%
2018	10,000	3.18%
	$70,750	2.65%

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

The Banks maintain a credit arrangement which includes a revolving line of credit with the FHLB.  Under this credit arrangement, at December 31, 2014 JSSB has a remaining borrowing capacity of $245,776,000 and Luzerne has a remaining capacity of $141,559,000, which are subject to annual renewal and typically incur no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of each Bank which consist principally of first mortgage loans and mortgage-backed securities.

In December 2012, JSSB entered in to a capital lease on a piece of land in Lewisburg, Pennsylvania. The carrying amount of the land as of December 31, 2014 and 2013 was $827,000. The present value of minimum lease payments at December 31, 2014 and 2013 was $426,000 and $452,000. The following is a schedule showing the furture minimum lease payments under the capital lease by years and the present value of the minimum lease payments as of December 31, 2014. The interest rate related to the lease obligation is 2.75% and the maturity date is October 2023.

(In Thousands)	Lease Payment	Interest	Present Value of Minimum Lease Payment
2015	$38	$12	$26
2016	38	11	27
2017	38	10	28
2018	38	10	28
2019	38	8	30
Thereafter	314	27	287
	$504	$78	$426

NOTE 12 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset position at December 31, 2014 and 2013:

(In Thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$3,380	$3,167
Deferred compensation	1,579	1,459
Pension	2,172	1,336
Loan fees and discounts	256	—
Investment securities allowance	487	689
Unrealized loss on available for sale securities	—	1,118
Low income housing credit carryforward	2,034	2,803
Capital loss carryforward	98	103
Other	1,578	1,214
Total	11,584	11,889
Deferred tax liabilities:
Unrealized gain on available for sale securities	1,510	—
Bond accretion	262	207
Loan fees and discounts	—	49
Depreciation	734	842
Amortization	977	902
Total	3,483	2,000
Deferred tax asset, net	$8,101	$9,889

The current low income housing credit carryforward will expire in twelve years. The current capital loss carryforward will expire in three years.  The Company fully anticipates being able to use the carry-forwards.

No valuation allowance was established at December 31, 2014 and 2013, because of the Company’s ability to carry back capital losses to recover taxes paid in previous years and certain tax strategies, together with the anticipated future taxable income as evidenced by the Company’s earning potential. The Corporation is no longer subject to federal, state, and local examinations by tax authorities for years before 2011.

The provision or benefit for income taxes is comprised of the following for the year ended December 31, 2014, 2013, and 2012:

(In Thousands)	2014	2013	2012
Currently payable	$3,680	$3,328	$2,726
Deferred benefit (provision)	124	123	(128)
Total provision	$3,804	$3,451	$2,598

A reconciliation between the expected income tax or benefit and the effective income tax rate on income before income tax provision or benefit follows for the year ended December 31, 2014, 2013, and 2012:

	2014		2013		2012
(In Thousands)	Amount	%	Amount	%	Amount	%
Provision at expected rate	$6,260	34.00%	$5,962	34.00%	$5,592	34.00%
(Decrease) increase in tax resulting from:
Tax-exempt income	(1,673)	(9.09)	(1,933)	(11.02)	(2,235)	(13.59)
Tax credits	(737)	(4.00)	(737)	(4.20)	(737)	(4.48)
Other, net	(46)	(0.25)	159	0.90	(22)	(0.13)
Effective income tax provision and rate	$3,804	20.66%	$3,451	19.68%	$2,598	15.80%

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (the “Plan”) for all employees meeting certain age and length of service requirements that were hired prior to January 1, 2004, at which time entrance into the Plan was frozen.  The benefit accrual for the Plan was subsequently frozen at December 31, 2014. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment - up until December 31, 2014 when the benefit accrual was frozen.

The following table sets forth the obligation and funded status as of December 31, 2014 and 2013:

(In Thousands)	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$18,186	$19,073
Service cost	484	574
Interest cost	859	770
Actuarial loss	277	449
Benefits paid	(1,660)	(535)
Other, change in actuarial assumptions	5,304	(2,145)
Benefit obligation at end of year	$23,450	$18,186

Change in plan assets:
Fair value of plan assets at beginning of year	$14,258	$12,078
Actual return on plan assets	487	1,934
Employer contribution	850	840
Benefits paid	(1,736)	(599)
Adjustment to fair value of plan assets	47	5
Fair value of plan assets at end of year	13,906	14,258
Funded status	$(9,544)	$(3,928)

Accounts recognized on balance sheet as:
Total liabilities	$(9,544)	$(3,928)

Amounts not yet recognized as a component of net periodic pension cost:
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$6,965	$4,128

The accumulated benefit obligation for the Plan was $20,296,000 and $15,866,000 at December 31, 2014 and 2013, respectively.

Components of Net Periodic Cost and Other Amounts Recognized in Other Comprehensive Income (loss) as of December 31, 2014, 2013, and 2012 are as follows:

(In Thousands)	2014	2013	2012
Net periodic pension cost:
Service cost	$560	$638	$624
Interest cost	859	770	746
Expected return on plan assets	(1,153)	(985)	(820)
Amortization of transition asset	—	—	(2)
Amortization of prior service cost	—	25	25
Amortization of unrecognized net loss	209	479	436
Net periodic benefit cost	$475	$927	$1,009

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31, 2014, 2013, and 2012:

	2014	2013	2012
Discount rate	3.83%	4.75%	4.00%
Rate of compensation increase	3.00%	3.00%	3.00%

Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Discount rate	4.75%	4.00%	4.50%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Plan’s weighted-average asset allocations at December 31, 2014 and 2013 by asset category are as follows:

Asset Category	2014	2013
Cash	11.54%	1.48%
Fixed income securities	12.46%	19.78%
Equity	76.00%	78.74%
Total	100.00%	100.00%

The investment objective for the Plan is to maximize total return with tolerance for slightly above average risk, meaning the fund is able to tolerate short-term volatility to achieve above-average returns over the long term.

Asset allocation favors equities, with target allocation of approximately 75% equity securities, 22.5% fixed income securities and 2.5% cash.  Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between the acceptable ranges.  The equity portfolio’s exposure is primarily in mid and large capitalization domestic equities with limited exposure to small capitalization and international stocks.

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

The following table sets forth by level, within the fair value hierarchy detailed in Note 20 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2014 and 2013:

	2014
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$1,606	$—	$—	$1,606
Mutual funds - taxable fixed income	1,732	—	—	1,732
Mutual funds - domestic equity	8,372	—	—	8,372
Mutual funds - international equity	2,196	—	—	2,196
Total assets at fair value	$13,906	$—	$—	$13,906

	2013
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$211	$—	$—	$211
Mutual funds - taxable fixed income	2,820	—	—	2,820
Mutual funds - domestic equity	7,471	—	—	7,471
Mutual funds - international equity	3,756	—	—	3,756
Total assets at fair value	$14,258	$—	$—	$14,258

The following future benefit payments that reflect expected future service, as appropriate, are expected to be paid:

(In Thousands)
2015	$715
2016	728
2017	752
2018	778
2019	838
Thereafter	4,571
$8,382

The company expects to contribute a minimum of $600,000 to its Pension Plan in 2015.

401(k) Savings Plan

The Company also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Company may make matching contributions equal to a discretionary percentage that is determined by the Board of Directors.  Participants are at all times fully vested in their contributions and vest over a period of five years regarding the employer contribution.  Contribution expense was approximately $171,000, $132,000, and $118,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan whereby participating directors elect to forego directors’ fees paid in cash.  Under this plan, the Company will make payments for a ten-year period beginning at the later of age 65 or ceasing to be a director in most cases or at death, if earlier, at which time payments would be made to their designated beneficiaries.

To fund benefits under the deferred compensation plan, the Company has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company. The Company incurred expenses related to the plan of $235,000, $169,000, and $84,000 for the years ended December 31, 2014, 2013, and 2012, respectively.  Benefits paid under the plan were approximately $88,000, $57,000, and $140,000 in 2014, 2013, and 2012, respectively.

NOTE 14 - EMPLOYEE STOCK PURCHASE PLAN

The Company maintains a Penns Woods Bancorp, Inc. Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company. The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually. There were 2,720 and 1,840 shares issued under the plan for the years ended December 31, 2014 and 2013, respectively.

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

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31, 2014 and 2013:

(In Thousands)	Beginning Balance	New Loans	Repayments	Ending Balance
2014	$10,955	$7,920	$(9,929)	$8,946

Deposits from related parties held by the Banks amounted to $10,703,000 at December 31, 2014 and $9,295,000 at December 31, 2013.

NOTE 16 - COMMITMENTS AND CONTINGENT LIABILITIES

The following schedule shows future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2014:

(In Thousands)
2015	$589
2016	477
2017	423
2018	359
2019	242
Thereafter	1,048
Total	$3,138

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities and equipment.  Total rental expense for all operating leases for the years ended December 31, 2014, 2013, and 2012 were $523,000, $493,000 and $425,000.

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2014 and 2013:

(In Thousands)	2014	2013
Commitments to extend credit	$235,940	$185,415
Standby letters of credit	7,490	4,379

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

As of December 31, 2014 and 2013, the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 leverage capital ratios must be at least 10%, 6%, and 5%, respectively.

The Company’s and the Banks' actual capital ratios are presented in the following tables, which shows that the Company and both Banks met all regulatory capital requirements.

Consolidated Company

	2014		2013
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$123,371	12.65%	$117,123	13.16%
For Capital Adequacy Purposes	78,019	8.00%	71,200	8.00%
To Be Well Capitalized	97,524	10.00%	89,000	10.00%
Tier I Capital (to Risk-weighted Assets)
Actual	$112,290	11.51%	$106,178	11.93%
For Capital Adequacy Purposes	39,010	4.00%	35,600	4.00%
To Be Well Capitalized	58,514	6.00%	53,400	6.00%
Tier I Capital (to Average Assets)
Actual	$112,290	9.27%	$106,178	9.02%
For Capital Adequacy Purposes	48,476	4.00%	47,111	4.00%
To Be Well Capitalized	60,595	5.00%	58,889	5.00%

Jersey Shore State Bank

	2014		2013
(In Thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$83,183	12.30%	$77,999	12.30%
For Capital Adequacy Purposes	54,086	8.00%	50,743	8.00%
To Be Well Capitalized	67,608	10.00%	63,428	10.00%
Tier I Capital (to Risk-weighted Assets)
Actual	$74,730	11.05%	$70,046	11.04%
For Capital Adequacy Purposes	27,043	4.00%	25,371	4.00%
To Be Well Capitalized	40,565	6.00%	38,057	6.00%
Tier I Capital (to Average Assets)
Actual	$74,730	8.50%	$70,046	8.01%
For Capital Adequacy Purposes	35,175	4.00%	34,991	4.00%
To Be Well Capitalized	43,968	5.00%	43,739	5.00%

Luzerne Bank

	2014		2013
(In Thousands)	Amount	Ratio
Total Capital (to Risk-weighted Assets)
Actual	$29,856	10.23%	$28,150	10.94%
For Capital Adequacy Purposes	23,341	8.00%	20,577	8.00%
To Be Well Capitalized	29,176	10.00%	25,721	10.00%
Tier I Capital (to Risk-weighted Assets)
Actual	$27,886	9.56%	$27,884	10.84%
For Capital Adequacy Purposes	11,670	4.00%	10,289	4.00%
To Be Well Capitalized	17,506	6.00%	15,433	6.00%
Tier I Capital (to Average Assets)
Actual	$27,886	8.56%	$27,884	8.72%
For Capital Adequacy Purposes	13,032	4.00%	12,794	4.00%
To Be Well Capitalized	16,289	5.00%	15,992	5.00%

NOTE 19 - REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks. Accordingly, at December 31, 2014, the balance in the additional paid in capital account totaling $11,657,000 for JSSB and $42,214,000 for Luzerne Bank is unavailable for dividends.

The Banks are subject to regulatory restrictions, which limit the ability to loan funds to Penns Woods Bancorp, Inc.  At December 31, 2014, the regulatory lending limit amounted to approximately $16,985,000.

Cash and Due from Banks

Jersey Shore State Bank and Luzerne Bank had no reserve requirements by the district Federal Reserve Bank at December 31, 2014 or 2013; however, if they did they would be reported with cash and due from banks. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of December 31, 2014 and 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2014
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,841	$—	$3,841
Mortgage-backed securities	—	12,697	—	12,697
Asset-backed securities	—	2,492	—	2,492
State and political securities	—	108,116	—	108,116
Other debt securities	—	89,643	—	89,643
Financial institution equity securities	9,915	—	—	9,915
Other equity securities	5,509	—	—	5,509
Total assets measured on a recurring basis	$15,424	$216,789	$—	$232,213

	2013
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$9,923	$—	$9,923
Mortgage-backed securities	—	10,592	—	10,592
Asset-backed securities	—	6,564	—	6,564
State and political securities	—	141,795	—	141,795
Other debt securities	—	106,773	—	106,773
Financial institution equity securities	10,662	—	—	10,662
Other equity securities	2,303	—	—	2,303
Total assets measured on a recurring basis	$12,965	$275,647	$—	$288,612

The following table presents the assets reported on the balance sheet at their fair value on a non-recurring basis as of December 31, 2014 and 2013, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2014
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$15,483	$15,483
Other real estate owned	—	—	3,241	3,241
Total assets measured on a non-recurring basis	$—	$—	$18,724	$18,724

	2013
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$8,473	$8,473
Other real estate owned	—	—	1,898	1,898
Total assets measured on a non-recurring basis	$—	$—	$10,371	$10,371

The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of December 31, 2014 and 2013:

	2014
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$4,749	Discounted cash flow	Temporary reduction in payment amount	0 to (91)%	(12)%
			Probability of default	—%
	10,734	Appraisal of collateral	Appraisal adjustments (1)	0 to (20)%	(15)%
Other real estate owned	$3,241	Appraisal of collateral (1)

	2013
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$1,465	Discounted cash flow	Temporary reduction in payment amount	0 to (91)%	(18)%
			Probability of default	—%
	7,008	Appraisal of collateral	Appraisal adjustments (1)	0 to (44)%	(21)%
Other real estate owned	$1,898	Appraisal of collateral (1)

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

The fair values of the Company’s financial instruments are as follows at December 31, 2014 and 2013:

			Fair Value Measurements at December 31, 2014
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents	$19,908	$19,908	$19,908	$—	$—
Investment securities:
Available for sale	232,213	232,213	15,424	216,789	—
Loans held for sale	550	550	550	—	—
Loans, net	905,000	916,597	—	—	916,597
Bank-owned life insurance	25,959	25,959	25,959	—	—
Accrued interest receivable	3,912	3,912	3,912	—	—

Financial liabilities:
Interest-bearing deposits	$738,041	$722,724	$506,875	$—	$215,849
Noninterest-bearing deposits	243,378	243,378	243,378	—	—
Short-term borrowings	40,818	40,818	40,818	—	—
Long-term borrowings	71,176	73,084	—	—	73,084
Accrued interest payable	381	381	381	—	—

			Fair Value Measurements at December 31, 2013
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents	$24,606	$24,606	$24,606	$—	$—
Investment securities:
Available for sale	288,612	288,612	12,965	275,647	—
Loans held for sale	1,626	1,626	1,626	—	—
Loans, net	808,200	808,985	—	—	808,985
Bank-owned life insurance	25,410	25,410	25,410	—	—
Accrued interest receivable	4,696	4,696	4,696	—	—

Financial liabilities:
Interest-bearing deposits	$755,625	$724,456	$488,818	$—	$235,638
Noninterest-bearing deposits	217,377	217,377	217,377	—	—
Short-term borrowings	26,716	26,716	26,716	—	—
Long-term borrowings	71,202	73,248	—	—	73,248
Accrued interest payable	405	405	405	—	—

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of December 31, 2014 and 2013.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the fair value of off-balance sheet items at December 31, 2014 and 2013.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 17.

NOTE 22 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31,

(In Thousands)	2014	2013
ASSETS:
Cash	$1,299	$1,686
Investment in subsidiaries:
Bank	125,524	117,556
Non-bank	8,900	8,380
Other assets	380	351
Total Assets	$136,103	$127,973
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$136	$158
Shareholders’ equity	135,967	127,815
Total liability and shareholders’ equity	$136,103	$127,973

CONDENSED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2014	2013	2012
Operating income:
Dividends from subsidiaries	$10,080	$14,836	$8,034
Security gains	3	—	4
Equity in undistributed earnings of subsidiaries	5,261	346	6,407
Operating expenses	(736)	(1,098)	(595)
Net income	$14,608	$14,084	$13,850
Comprehensive income	$17,835	$3,833	$20,426

CONDENSED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$14,608	$14,084	$13,850
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(5,261)	(346)	(6,407)
Other, net	(50)	97	(145)
Net cash provided by operating activities	9,297	13,835	7,298
INVESTING ACTIVITIES:
Outlays for business acquisitions	—	(2,876)	—
FINANCING ACTIVITIES:
Dividends paid	(9,055)	(9,560)	(7,214)
Issuance of common stock	118	80	54
Purchase of treasury stock	(747)	—	—
Net cash used for financing activities	(9,684)	(9,480)	(7,160)
NET (DECREASE) INCREASE IN CASH	(387)	1,479	138
CASH, BEGINNING OF YEAR	1,686	207	69
CASH, END OF YEAR	$1,299	$1,686	$207

NOTE 23 - CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, Except Per Share Data)	For the Three Months Ended
2014	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$11,329	$11,357	$11,460	$11,460
Interest expense	1,242	1,226	1,242	1,252
Net interest income	10,087	10,131	10,218	10,208
Provision for loan losses	485	300	460	1,605
Non-interest income, excluding securities gains	2,818	2,442	2,779	2,954
Securities gains (losses), net	393	487	2,145	490
Non-interest expense	8,643	8,422	8,313	8,512
Income before income tax provision	4,170	4,338	6,369	3,535
Income tax provision	701	875	1,576	652
Net income	$3,469	$3,463	$4,793	$2,883

Earnings per share - basic and diluted	$0.72	$0.72	$0.99	$0.60

(In Thousands, Except Per Share Data)	For the Three Months Ended
2013	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$9,540	$10,018	$11,979	$11,762
Interest expense	1,335	1,264	1,350	1,315
Net interest income	8,205	8,754	10,629	10,447
Provision for loan losses	500	575	600	600
Non-interest income, excluding securities gains	1,747	2,261	2,845	2,772
Securities gains, net	986	1,274	(3)	160
Non-interest expense	5,851	6,965	8,975	8,476
Income before income tax provision	4,587	4,749	3,896	4,303
Income tax provision	903	1,090	650	808
Net income	$3,684	$3,659	$3,246	$3,495

Earnings per share - basic and diluted	$0.96	$0.88	$0.67	$0.73

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

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of Luzerne National Bank Corporation for a total purchase price of approximately $42,612,000.  As a result of the acquisition, the Company issued 978,977 common shares, or 20.37% of the total shares outstanding as of December 31, 2014, to former shareholders of Luzerne National Bank Corporation.  Luzerne Bank is operating as an independent bank under the Penns Woods Bancorp, Inc. umbrella.

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

Results of operations for Luzerne National Bank Corporation prior to the acquisition date are not included in the Consolidated Statement of Income.  Due to the significant amount of fair value adjustments, historical results of Luzerne National Bank Corporation are not relevant to the Company’s results of operations.  Therefore, no pro forma information is presented.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2014 of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework" issued by COSO in May 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

S.R. Snodgrass, P.C. an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K, and, as part of the audit, has issued  a report, which appears below, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

Date: March 10, 2015	/s/ Richard A. Grafmyre	/s/ Brian L. Knepp
	Chief Executive Officer	Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Penns Woods Bancorp, Inc.
Williamsport, PA

We have audited Penns Woods Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Penns Woods Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Penns Woods Bancorp, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Penns Woods Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by COSO in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of Sample Financial Corp. and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and our report dated March 10, 2015, expressed an unqualified opinion.

Wexford, Pennsylvania
March 10, 2015

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information appearing under the captions “The Board of Directors and its Committees,” “Election of Directors,” “Information as to Nominees and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Principal Officers of the Corporation,” and “Certain Transactions” in the Company’s Proxy Statement for the Company’s 2015 annual meeting of shareholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

Information appearing under the captions “Compensation of Directors," “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards,” “Option Exercises and Stock Vested,” “Non-qualified Deferred Compensation,” “Retirement Plan,” and “Potential Post-Employment Payments” in the Proxy Statement is incorporated herein by reference.

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
Amended and Restated Employment Agreement, dated November 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Richard A. Grafmyre (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 31, 2014).*

(10)(v)
Employment Agreement, dated October 1, 2013, among Penns Woods Bancorp, Inc., Luzerne Bank and Robert J. Glunk (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 10, 2015).*

(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31) (i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31) (ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32) (i)	Section 1350 Certification of Chief Executive Officer.
(32) (ii)	Section 1350 Certification of Principal Financial Officer.
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2014 and December 31, 2013; (ii) the Consolidated Statement of Income for the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013, and 2012; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013, and 2012; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.  As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2014 and December 31, 2013; (ii) the Consolidated Statement of Income for the years ended December 31, 2014, 2013, and 2012; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013, and 2012; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013, and 2012; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.  As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2015	PENNS WOODS BANCORP, INC.
/s/ Richard A. Grafmyre
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Richard A. Grafmyre
Richard A. Grafmyre, President, Chief Executive Officer and Director	March 10, 2015
(Principal Executive Officer)

/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2015

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Chairman of the Board	March 10, 2015

/s/ Daniel K. Brewer
Daniel K. Brewer, Director	March 10, 2015

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 10, 2015

/s/ William J. Edwards
William J. Edwards, Director	March 10, 2015

/s/ James M. Furey, II
James M. Furey, II, Director	March 10, 2015

/s/ D. Michael Hawbaker
D. Michael Hawbaker, Director	March 10, 2015

/s/ Leroy H. Keiler, III
Leroy H. Keiler, III, Director	March 10, 2015

/s/ Joseph E. Kluger
Joseph E. Kluger, Director	March 10, 2015

/s/ John G. Nackley
John G. Nackley, Director	March 10, 2015

/s/ Jill F. Schwartz
Jill F. Schwartz, Director	March 10, 2015

/s/ William H. Rockey
William H. Rockey, Director	March 10, 2015

/s/ Hubert A. Valencik
Hubert A. Valencik, Director	March 10, 2015

/s/ Ronald A. Walko
Ronald A. Walko, Director	March 10, 2015