Form 10-Q
period 2015-03-31
PENNS WOODS BANCORP INC
filed 2015-05-11
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2015.

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

On May 1, 2015 there were 4,785,627 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share Data)	2015	2014
ASSETS:
Noninterest-bearing balances	$20,871	$19,403
Interest-bearing balances in other financial institutions	901	505
Total cash and cash equivalents	21,772	19,908

Investment securities available for sale, at fair value	225,302	232,213
Loans held for sale	1,063	550
Loans	943,870	915,579
Allowance for loan losses	(10,826)	(10,579)
Loans, net	933,044	905,000
Premises and equipment, net	20,847	21,109
Accrued interest receivable	4,326	3,912
Bank-owned life insurance	26,165	25,959
Investment in limited partnerships	1,395	1,560
Goodwill	17,104	17,104
Intangibles	1,373	1,456
Deferred tax asset	7,801	8,101
Other assets	8,641	8,139
TOTAL ASSETS	$1,268,833	$1,245,011

LIABILITIES:
Interest-bearing deposits	$750,258	$738,041
Noninterest-bearing deposits	246,231	243,378
Total deposits	996,489	981,419

Short-term borrowings	30,625	40,818
Long-term borrowings	86,176	71,176
Accrued interest payable	439	381
Other liabilities	18,100	15,250
TOTAL LIABILITIES	1,131,829	1,109,044

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,003,169 and 5,002,649 shares issued	41,693	41,688
Additional paid-in capital	49,914	49,896
Retained earnings	54,205	53,107
Accumulated other comprehensive loss:
Net unrealized gain on available for sale securities	3,291	2,930
Defined benefit plan	(4,597)	(4,597)
Treasury stock at cost, 207,444 and 197,834 shares	(7,502)	(7,057)
TOTAL SHAREHOLDERS’ EQUITY	137,004	135,967
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,268,833	$1,245,011

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$9,323	$8,813
Investment securities:
Taxable	1,014	1,458
Tax-exempt	767	931
Dividend and other interest income	293	127
TOTAL INTEREST AND DIVIDEND INCOME	11,397	11,329
INTEREST EXPENSE:
Deposits	743	758
Short-term borrowings	19	15
Long-term borrowings	524	469
TOTAL INTEREST EXPENSE	1,286	1,242
NET INTEREST INCOME	10,111	10,087
PROVISION FOR LOAN LOSSES	700	485
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,411	9,602
NON-INTEREST INCOME:
Service charges	553	595
Securities gains, net	661	393
Bank-owned life insurance	188	370
Gain on sale of loans	299	290
Insurance commissions	234	420
Brokerage commissions	245	271
Other	1,080	872
TOTAL NON-INTEREST INCOME	3,260	3,211
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,470	4,503
Occupancy	628	630
Furniture and equipment	595	671
Pennsylvania shares tax	224	244
Amortization of investment in limited partnerships	165	165
Federal Deposit Insurance Corporation deposit insurance	215	178
Marketing	129	110
Intangible amortization	82	92
Other	1,960	2,050
TOTAL NON-INTEREST EXPENSE	8,468	8,643
INCOME BEFORE INCOME TAX PROVISION	4,203	4,170
INCOME TAX PROVISION	848	701
NET INCOME	$3,355	$3,469
EARNINGS PER SHARE - BASIC	$0.70	$0.72
EARNINGS PER SHARE - DILUTED	$0.70	$0.72
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,801,505	4,819,575
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	4,801,505	4,819,575
DIVIDENDS DECLARED PER SHARE	$0.47	$0.47

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2015	2014
Net Income	$3,355	$3,469
Other comprehensive income:
Change in unrealized gain on available for sale securities	1,208	5,328
Tax effect	(411)	(1,812)
Net realized gain included in net income	(661)	(393)
Tax effect	225	134
Total other comprehensive income	361	3,257
Comprehensive income	$3,716	$6,726

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2013	4,999,929	$41,665	$49,800	$47,554	$(4,894)	$(6,310)	$127,815
Net income				3,469			3,469
Other comprehensive income					3,257		3,257
Dividends declared, ($0.47 per share)				(2,265)			(2,265)
Common shares issued for employee stock purchase plan	632	6	23				29
Balance, March 31, 2014	5,000,561	$41,671	$49,823	$48,758	$(1,637)	$(6,310)	$132,305

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2014	5,002,649	$41,688	$49,896	$53,107	$(1,667)	$(7,057)	$135,967
Net income				3,355			3,355
Other comprehensive income					361		361
Dividends declared, ($0.47 per share)				(2,257)			(2,257)
Common shares issued for employee stock purchase plan	520	5	18				23
Purchase of treasury stock (9,610 shares)						(445)	(445)
Balance, March 31, 2015	5,003,169	$41,693	$49,914	$54,205	$(1,306)	$(7,502)	$137,004

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2015	2014
OPERATING ACTIVITIES:
Net Income	$3,355	$3,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	826	737
Amortization of intangible assets	82	92
Provision for loan losses	700	485
Accretion and amortization of investment security discounts and premiums	208	146
Securities gains, net	(661)	(393)
Originations of loans held for sale	(9,424)	(8,561)
Proceeds of loans held for sale	9,210	8,830
Gain on sale of loans	(299)	(290)
Earnings on bank-owned life insurance	(188)	(370)
Decrease in deferred tax asset	114	227
Other, net	(2,193)	(2,650)
Net cash provided by operating activities	1,730	1,722
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	15,807	43,794
Proceeds from calls, maturities, and repayments of principal	5,204	2,496
Purchases	(9,217)	(24,476)
Net increase in loans	(28,751)	(4,376)
Acquisition of premises and equipment	(128)	(609)
Proceeds from the sale of foreclosed assets	476	460
Purchase of bank-owned life insurance	(27)	(26)
Proceeds from bank-owned life insurance death benefit	—	367
Proceeds from redemption of regulatory stock	2,265	1,053
Purchases of regulatory stock	(2,693)	(547)
Net cash (used for) provided by investing activities	(17,064)	18,136
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	12,217	8,661
Net increase in noninterest-bearing deposits	2,853	1,363
Proceeds from long-term borrowings	15,000	—
Net decrease in short-term borrowings	(10,193)	(12,589)
Dividends paid	(2,257)	(2,265)
Issuance of common stock	23	29
Purchases of treasury stock	(445)	—
Net cash provided by (used for) provided by financing activities	17,198	(4,801)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,864	15,057
CASH AND CASH EQUIVALENTS, BEGINNING	19,908	24,606
CASH AND CASH EQUIVALENTS, ENDING	$21,772	$39,663

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,228	$1,259
Income taxes paid	800	950
Transfer of loans to foreclosed real estate	7	—

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries: Woods Investment Company, Inc., Woods Real Estate Development Company, Inc., Luzerne Bank, and Jersey Shore State Bank (Jersey Shore State Bank and Luzerne Bank are referred to together as the “Banks”) and Jersey Shore State Bank’s wholly-owned subsidiary, The M Group, Inc. D/B/A The Comprehensive Financial Group (“The M Group”).  All significant inter-company balances and transactions have been eliminated in the consolidation.

The interim financial statements are unaudited, but in the opinion of management reflect all adjustments necessary for the fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 39 through 45 of the Form 10-K for the year ended December 31, 2014.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component as of March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(In Thousands)	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$2,930	$(4,597)	$(1,667)	$(2,169)	$(2,725)	$(4,894)
Other comprehensive income before reclassifications	797	—	797	3,516	—	3,516
Amounts reclassified from accumulated other comprehensive income (loss)	(436)	—	(436)	(259)	—	(259)
Net current-period other comprehensive income	361	—	361	3,257	—	3,257
Ending balance	$3,291	$(4,597)	$(1,306)	$1,088	$(2,725)	$(1,637)

The reclassifications out of accumulated other comprehensive loss as of March 31, 2015 and 2014 were as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net unrealized gain on available for sale securities	$661	$393	Securities gains, net
Income tax effect	225	134	Income tax provision
	$436	$259	Net of tax

Note 3.  Recent Accounting Pronouncements

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

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor, and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. The Company has provided the necessary disclosures in Note 7. Loans.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operation.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-04, Compensation-Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. This update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangible - Goodwill and Other Internal Use Software (Topic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. This update is not expected to have a significant impact on the Company’s financial statements.

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

	Three Months Ended March 31,
	2015	2014
Weighted average common shares issued	5,002,832	5,000,171
Average treasury stock shares	(201,327)	(180,596)
Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	4,801,505	4,819,575

Note 5. Investment Securities

The amortized cost and fair values of investment securities at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$3,707	$—	$(37)	$3,670
Mortgage-backed securities	11,509	465	(6)	11,968
Asset-backed securities	2,346	25	(4)	2,367
State and political securities	100,160	3,630	(556)	103,234
Other debt securities	89,388	1,496	(772)	90,112
Total debt securities	207,110	5,616	(1,375)	211,351
Financial institution equity securities	8,776	886	(9)	9,653
Other equity securities	4,429	52	(183)	4,298
Total equity securities	13,205	938	(192)	13,951
Total investment securities AFS	$220,315	$6,554	$(1,567)	$225,302

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$3,953	$—	$(112)	$3,841
Mortgage-backed securities	12,240	485	(28)	12,697
Asset-backed securities	2,468	27	(3)	2,492
State and political securities	104,820	3,885	(589)	108,116
Other debt securities	89,911	1,031	(1,299)	89,643
Total debt securities	213,392	5,428	(2,031)	216,789
Financial institution equity securities	8,823	1,110	(18)	9,915
Other equity securities	5,558	79	(128)	5,509
Total equity securities	14,381	1,189	(146)	15,424
Total investment securities AFS	$227,773	$6,617	$(2,177)	$232,213

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014.

	March 31, 2015
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$—	$—	$3,670	$(37)	$3,670	$(37)
Mortgage-backed securities	3,880	(6)	—	—	3,880	(6)
Asset-backed securities	—	—	470	(4)	470	(4)
State and political securities	4,586	(59)	1,287	(497)	5,873	(556)
Other debt securities	13,637	(285)	18,609	(487)	32,246	(772)
Total debt securities	22,103	(350)	24,036	(1,025)	46,139	(1,375)
Financial institution equity securities	438	(9)	—	—	438	(9)
Other equity securities	2,178	(162)	779	(21)	2,957	(183)
Total equity securities	2,616	(171)	779	(21)	3,395	(192)
Total	$24,719	$(521)	$24,815	$(1,046)	$49,534	$(1,567)

	December 31, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$—	$—	$3,841	$(112)	$3,841	$(112)
Mortgage-backed securities	6,741	(28)	—	—	6,741	(28)
Asset-backed securities	—	—	519	(3)	519	(3)
State and political securities	8,243	(14)	6,382	(575)	14,625	(589)
Other debt securities	23,174	(718)	29,266	(581)	52,440	(1,299)
Total debt securities	38,158	(760)	40,008	(1,271)	78,166	(2,031)
Financial institution equity securities	407	(18)	—	—	407	(18)
Other equity securities	1,837	(100)	773	(28)	2,610	(128)
Total equity securities	2,244	(118)	773	(28)	3,017	(146)
Total	$40,402	$(878)	$40,781	$(1,299)	$81,183	$(2,177)

At March 31, 2015 there were a total of 29 securities in a continuous unrealized loss position for less than twelve months and 15 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at March 31, 2015, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,220	$4,241
Due after one year to five years	40,569	41,108
Due after five years to ten years	96,622	97,529
Due after ten years	65,699	68,473
Total	$207,110	$211,351

Total gross proceeds from sales of securities available for sale were $15,807,000 and $43,794,000 for the three months ended March 31, 2015 and 2014, respectively.  The following table represents gross realized gains and losses on those transactions:

	Three Months Ended March 31,
(In Thousands)	2015	2014
Gross realized gains:
State and political securities	396	345
Other debt securities	74	307
Financial institution equity securities	155	112
Other equity securities	132	55
Total gross realized gains	$757	$819

Gross realized losses:
U.S. Government and agency securities	$—	$31
State and political securities	22	320
Other debt securities	32	75
Other equity securities	42	—
Total gross realized losses	$96	$426

There were no impairment charges included in gross realized losses for the three months ended March 31, 2015 and 2014, respectively.

Investment securities with a carrying value of approximately $128,724,000 and $128,501,000 at March 31, 2015 and December 31, 2014, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

Note 6.  Federal Home Loan Bank Stock

The Banks are both members of the Federal Home Loan Bank (“FHLB”) of Pittsburgh and as such, are required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB.  The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment as necessary.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB.

Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB maintains regulatory capital ratios in excess of all regulatory capital requirements, liquidity appears adequate, new shares of FHLB stock continue to be transferred at the $100 par value, and the payment of dividends.

Note 7. Loans

Management segments the Banks' loan portfolio to a level that enables risk and performance monitoring according to similar risk characteristics.  Loans are segmented based on the underlying collateral characteristics.  Categories include commercial, financial, and agricultural, real estate, and installment loans to individuals.  Real estate loans are further segmented into three categories: residential, commercial, and construction.

The following table presents the related aging categories of loans, by segment, as of March 31, 2015 and December 31, 2014:

	March 31, 2015
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$130,868	$665	$216	$834	$132,583
Real estate mortgage:
Residential	466,322	7,043	129	709	474,203
Commercial	281,544	2,682	—	8,311	292,537
Construction	21,538	4	46	908	22,496
Installment loans to individuals	22,867	402	—	4	23,273
	923,139	$10,796	$391	$10,766	945,092
Net deferred loan fees and discounts	(1,222)				(1,222)
Allowance for loan losses	(10,826)				(10,826)
Loans, net	$911,091				$933,044

	December 31, 2014
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$122,624	$773	$—	$759	$124,156
Real estate mortgage:
Residential	450,503	6,078	332	847	457,760
Commercial	279,731	1,819	54	9,744	291,348
Construction	21,485	—	—	511	21,996
Installment loans to individuals	21,125	383	1	—	21,509
	895,468	$9,053	$387	$11,861	916,769
Net deferred loan fees and discounts	(1,190)				(1,190)
Allowance for loan losses	(10,579)				(10,579)
Loans, net	$883,699				$905,000

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon the acquisition of Luzerne Bank on June 1, 2013, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and March 31, 2015.  The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.  The carrying value of purchased loans acquired with deteriorated credit quality was $447,000 at March 31, 2015.

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

The carrying value of the loans acquired in the Luzerne Bank transaction with specific evidence of deterioration in credit quality was determined by projecting discounted contractual cash flows. The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the Luzerne Bank acquisition as of June 1, 2013.

The amortizable yield for purchased credit-impaired loans was fully amortized during 2014. Changes in the amortizable yield for purchased credit-impaired loans were as follows for the three months ended March 31, 2014:

(In Thousands)	March 31, 2014
Balance at beginning of period or at acquisition	$35
Accretion	(7)
Balance at end of period	$28

The following table presents additional information regarding loans acquired in the Luzerne Bank transaction with specific evidence of deterioration in credit quality:

(In Thousands)	March 31, 2015	December 31, 2014
Outstanding balance	$447	$449
Carrying amount	347	349

There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and March 31, 2015. There has been no allowance for loan losses recorded for acquired loans with specific evidence of deterioration in credit quality as of March 31, 2015.

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$12	$8	$2	$—
Real estate mortgage:
Residential	5	9	8	4
Commercial	105	25	131	34
Construction	15	7	19	8
	$137	$49	$160	$46

Impaired Loans

Impaired loans are loans for which it is probable the Banks will not be able to collect all amounts due according to the contractual terms of the loan agreement.  The Banks evaluate such loans for impairment individually and does not aggregate loans by major risk classifications.  The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories overlap.  The Banks may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired. Factors considered by management in determining impairment include payment status and collateral value.  The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $100,000 and if the loan is either on non-accrual status or has a risk rating of substandard.  Management may also elect to measure an individual loan for impairment if less than $100,000 on a case-by-case basis.

Mortgage loans on one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired.  Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.  Interest income for impaired loans is recorded consistent with the Banks' policy on non-accrual loans.

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$516	$516	$—
Real estate mortgage:
Residential	594	594	—
Commercial	4,435	4,435	—
Construction	610	610	—
	6,155	6,155	—
With an allowance recorded:
Commercial, financial, and agricultural	670	670	264
Real estate mortgage:
Residential	1,314	1,414	211
Commercial	10,196	10,433	1,451
Construction	307	307	66
	12,487	12,824	1,992
Total:
Commercial, financial, and agricultural	1,186	1,186	264
Real estate mortgage:
Residential	1,908	2,008	211
Commercial	14,631	14,868	1,451
Construction	917	917	66
	$18,642	$18,979	$1,992

	December 31, 2014
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$439	$439	$—
Real estate mortgage:
Residential	139	139	—
Commercial	3,228	3,228	—
Construction	716	716	—
	4,522	4,522	—
With an allowance recorded:
Commercial, financial, and agricultural	673	673	298
Real estate mortgage:
Residential	1,327	1,449	147
Commercial	10,745	10,889	1,581
Construction	309	309	67
	13,054	13,320	2,093
Total:
Commercial, financial, and agricultural	1,112	1,112	298
Real estate mortgage:
Residential	1,466	1,588	147
Commercial	13,973	14,117	1,581
Construction	1,025	1,025	67
	$17,576	$17,842	$2,093

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended for March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,149	$5	$7	$528	$7	$—
Real estate mortgage:
Residential	1,644	12	5	1,170	13	4
Commercial	14,773	71	25	9,492	42	15
Construction	719	—	7	1,120	—	8
	$18,285	$88	$44	$12,310	$62	$27

Currently, there is $184,000 committed to be advanced in connection with impaired loans.

Troubled Debt Restructurings

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

There were no loan modifications considered TDRs completed during the three months ended March 31, 2014. Loan modifications that are considered TDRs completed during the three months ended March 31, 2015 were as follows:

	Three Months Ended March 31,
	2015
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	2	$97	$97
Real estate mortgage:
Residential	5	234	234
Commercial	1	270	270
	8	$601	$601

There was one loan modification considered a TDRs made during the twelve months previous to March 31, 2015 that defaulted during the three months ended March 31, 2015.  The loan that defaulted is a commercial loan with a recorded investment of $48,000 at March 31, 2015. There were two loan modifications considered TDRs made during the twelve months previous to March 31, 2014 that defaulted during the three months ended March 31, 2014. The loans that defaulted are commercial real estate loans that are currently in litigation with a recorded investment of $1,634,000 at March 31, 2014.

Troubled debt restructurings amounted to $9,666,000 and $11,810,000 as of March 31, 2015 and December 31, 2014.

The amount of foreclosed residential real estate held at March 31, 2015 and December 31, 2014, totaled $125,000 and $324,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2015 and December 31, 2014, totaled $401,000 and $382,000, respectively.

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

The following table presents the credit quality categories identified above as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Totals
Pass	$127,707	$471,113	$260,831	$21,486	$23,273	$904,410
Special Mention	2,315	1,971	13,983	400	—	18,669
Substandard	2,561	1,119	17,723	610	—	22,013
	$132,583	$474,203	$292,537	$22,496	$23,273	$945,092

	December 31, 2014
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Totals
Pass	$118,210	$454,885	$256,444	$20,927	$21,509	$871,975
Special Mention	3,186	2,384	16,262	445	—	22,277
Substandard	2,760	491	18,642	624	—	22,517
	$124,156	$457,760	$291,348	$21,996	$21,509	$916,769

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

Activity in the allowance is presented for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,124	$3,755	$4,205	$786	$245	$464	$10,579
Charge-offs	(20)	(1)	(449)	—	(56)	—	(526)
Recoveries	26	24	—	11	12	—	73
Provision	348	449	117	(45)	(8)	(161)	700
Ending Balance	$1,478	$4,227	$3,873	$752	$193	$303	$10,826

	Three Months Ended March 31, 2014
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$474	$3,917	$4,079	$741	$139	$794	$10,144
Charge-offs	—	(56)	(2,038)	—	(40)	—	(2,134)
Recoveries	3	2	—	—	20	—	25
Provision	60	(801)	1,283	54	42	(153)	485
Ending Balance	$537	$3,062	$3,324	$795	$161	$641	$8,520

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio at March 31, 2015, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of loans at March 31, 2015 and 2014 as follows:

	March 31,
	2015	2014
Owners of residential rental properties	16.20%	15.87%
Owners of commercial rental properties	14.46%	13.18%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated
(In Thousands)		Residential	Commercial	Construction			Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$264	$211	$1,451	$66	$—	$—	$1,992
Collectively evaluated for impairment	1,214	4,016	2,422	686	193	303	8,834
Total ending allowance balance	$1,478	$4,227	$3,873	$752	$193	$303	$10,826

Loans:
Individually evaluated for impairment	$1,186	$1,561	$14,631	$917	$—		$18,295
Loans acquired with deteriorated credit quality	—	347	—	—	—		347
Collectively evaluated for impairment	131,397	472,295	277,906	21,579	23,273		926,450
Total ending loans balance	$132,583	$474,203	$292,537	$22,496	$23,273		$945,092

	December 31, 2014
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated
(In Thousands)		Residential	Commercial	Construction			Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$298	$147	$1,581	$67	$—	$—	$2,093
Collectively evaluated for impairment	826	3,608	2,624	719	245	464	8,486
Total ending allowance balance	$1,124	$3,755	$4,205	$786	$245	$464	$10,579

Loans:
Individually evaluated for impairment	$1,112	$1,117	$13,973	$1,025	$—		$17,227
Loans acquired with deteriorated credit quality	—	349	—	—	—		349
Collectively evaluated for impairment	123,044	456,294	277,375	20,971	21,509		899,193
Total ending loans balance	$124,156	$457,760	$291,348	$21,996	$21,509		$916,769

Note 8.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
(In Thousands)	2015	2014
Service cost	$16	$140
Interest cost	189	215
Expected return on plan assets	(281)	(288)
Amortization of prior service cost	—	—
Amortization of net loss	40	52
Net periodic (benefit) cost	$(36)	$119

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2014, that it expected to contribute a minimum of $600,000 to its defined benefit plan in 2015.  As of March 31, 2015, there were contributions of $215,000 made to the plan with additional contributions of at least $400,000 anticipated during the remainder of 2015.

Note 9.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the three months ended March 31, 2015 and 2014, there were 520 and 632 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2015 and December 31, 2014:

(In Thousands)	March 31, 2015	December 31, 2014
Commitments to extend credit	$229,482	$235,940
Standby letters of credit	7,231	7,490
Credit exposure from the sale of assets with recourse	3,924	3,465
	$236,713	$243,430

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of March 31, 2015 and December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2015
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,670	$—	$3,670
Mortgage-backed securities	—	11,968	—	11,968
Asset-backed securities	—	2,367	—	2,367
State and political securities	—	103,234	—	103,234
Other debt securities	—	90,112	—	90,112
Financial institution equity securities	9,653	—	—	9,653
Other equity securities	4,298	—	—	4,298
Total assets measured on a recurring basis	$13,951	$211,351	$—	$225,302

	December 31, 2014
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,841	$—	$3,841
Mortgage-backed securities	—	12,697	—	12,697
Asset-backed securities	—	2,492	—	2,492
State and political securities	—	108,116	—	108,116
Other debt securities	—	89,643	—	89,643
Financial institution equity securities	9,915	—	—	9,915
Other equity securities	5,509	—	—	5,509
Total assets measured on a recurring basis	$15,424	$216,789	$—	$232,213

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2015
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$16,650	$16,650
Other real estate owned	—	—	3,042	3,042
Total assets measured on a non-recurring basis	$—	$—	$19,692	$19,692

	December 31, 2014
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$15,483	$15,483
Other real estate owned	—	—	3,241	3,241
Total assets measured on a non-recurring basis	$—	$—	$18,724	$18,724

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$5,953	Discounted cash flow	Temporary reduction in payment amount	0 to (91)%	(8)%
			Probability of default	—%	—%
	10,697	Appraisal of collateral	Appraisal adjustments (1)	0 to (20)%	(15)%
Other real estate owned	$3,042	Appraisal of collateral (1)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2014
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$4,749	Discounted cash flow	Temporary reduction in payment amount	0 to (91)%	(12)%
			Probability of default	—%	—%
	10,734	Appraisal of collateral	Appraisal adjustments (1)	0 to (44)%	(15)%
Other real estate owned	$3,241	Appraisal of collateral (1)
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

The fair values of the Company’s financial instruments are as follows at March 31, 2015 and December 31, 2014:

	Carrying	Fair	Fair Value Measurements at March 31, 2015
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$21,772	$21,772	$21,772	$—	$—
Investment securities:
Available for sale	225,302	225,302	13,951	211,351	—
Loans held for sale	1,063	1,063	1,063	—	—
Loans, net	933,044	950,557	—	—	950,557
Bank-owned life insurance	26,165	26,165	26,165	—	—
Accrued interest receivable	4,326	4,326	4,326	—	—

Financial liabilities:
Interest-bearing deposits	$750,258	$738,739	$522,550	$—	$216,189
Noninterest-bearing deposits	246,231	246,231	246,231	—	—
Short-term borrowings	30,625	30,625	30,625	—	—
Long-term borrowings	86,176	88,147	—	—	88,147
Accrued interest payable	439	439	439	—	—

	Carrying	Fair	Fair Value Measurements at December 31, 2014
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$19,908	$19,908	$19,908	$—	$—
Investment securities:
Available for sale	232,213	232,213	15,424	216,789	—
Loans held for sale	550	550	550	—	—
Loans, net	905,000	916,597	—	—	916,597
Bank-owned life insurance	25,959	25,959	25,959	—	—
Accrued interest receivable	3,912	3,912	3,912	—	—

Financial liabilities:
Interest-bearing deposits	$738,041	$722,724	$506,875	$—	$215,849
Noninterest-bearing deposits	243,378	243,378	243,378	—	—
Short-term borrowings	40,818	40,818	40,818	—	—
Long-term borrowings	71,176	73,084	—	—	73,084
Accrued interest payable	381	381	381	—	—

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

Loans:
Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, financial, and agricultural, commercial real estate, residential real estate, construction real estate, and installment loans to individuals.  Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2015 and 2014

Summary Results

Net income for the three months ended March 31, 2015 was $3,355,000 compared to $3,469,000 for the same period of 2014 as after-tax securities gains increased $177,000 (from a gain of $259,000 to a gain of $436,000). In addition, a gain of $174,000 on death benefits related to bank-owned life insurance was recorded during the first quarter of 2014. Basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 were $0.70 and $0.72, respectively.  Return on average assets and return on average equity were 1.06% and 9.76% for the three months ended March 31, 2015 compared to 1.15% and 10.58% for the corresponding period of 2014.  Net income from core operations (“operating earnings”) decreased to $2,919,000 for the three months ended March 31, 2015 compared to $3,036,000 for the same period of 2014.  Operating earnings per share for the three months ended March 31, 2015 were $0.61 basic and dilutive compared to $0.63 basic and dilutive for the three months ended March 31, 2014.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended March 31,
	2015	2014
GAAP net income	$3,355	$3,469
Less: net securities and bank-owned life insurance gains, net of tax	436	433
Non-GAAP operating earnings	$2,919	$3,036

	Three Months Ended March 31,
	2015	2014
Return on average assets (ROA)	1.06%	1.15%
Less: net securities and bank-owned life insurance gains, net of tax	0.13%	0.14%
Non-GAAP operating ROA	0.93%	1.01%

	Three Months Ended March 31,
	2015	2014
Return on average equity (ROE)	9.76%	10.58%
Less: net securities and bank-owned life insurance gains, net of tax	1.27%	1.32%
Non-GAAP operating ROE	8.49%	9.26%

	Three Months Ended March 31,
	2015	2014
Basic earnings per share (EPS)	$0.70	$0.72
Less: net securities and bank-owned life insurance gains, net of tax	0.09	0.09
Non-GAAP basic operating EPS	$0.61	$0.63

	Three Months Ended March 31,
	2015	2014
Dilutive EPS	$0.70	$0.72
Less: net securities and bank-owned life insurance gains, net of tax	0.09	0.09
Non-GAAP dilutive operating EPS	$0.61	$0.63

Interest and Dividend Income

Interest and dividend income for the three months ended March 31, 2015 increased to $11,397,000 compared to $11,329,000 for the same period of 2014.  Loan portfolio income increased as the impact of portfolio growth, due primarily to an increase in home equity products, offset a reduction in yield of 40 basis points (“bp”) due to the competitive landscape and the continued low rate environment that is impacting new loan rates as well as the variable rate segment of the loan portfolio.  The loan portfolio income increase was offset by a decrease in investment portfolio interest due to a decline in the average taxable equivalent yield of 10 bp as the duration in the investment portfolio continues to be shortened in order to reduce interest rate and market risk in the future. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years. To offset the revenue impact of the declining asset yields, a focus has been placed on increasing earning assets by adding quality short and intermediate term loans such as home equity loans, even though these new earning assets are at lower yields than legacy assets.

Interest and dividend income composition for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended
	March 31, 2015		March 31, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$9,323	81.80%	$8,813	77.79%	$510	5.79%
Investment securities:
Taxable	1,014	8.90	1,458	12.87	(444)	(30.45)
Tax-exempt	767	6.73	931	8.22	(164)	(17.62)
Dividend and other interest income	293	2.57	127	1.12	166	130.71
Total interest and dividend income	$11,397	100.00%	$11,329	100.00%	$68	0.60%

Interest Expense

Interest expense for the three months ended March 31, 2015 increased $44,000 to $1,286,000 compared to $1,242,000 for the same period of 2014.  The increase in interest expense is primarily associated with an additional $15,000,000 of long term borrowings entered into during the first quarter of 2015, partially offset by a decrease in the interest paid on deposits. The decrease associated with interest paid on deposits is primarily the result of a reduction of 9 bps in the rate paid on NOW accounts and a continued shift from higher cost time deposits to core deposits, with emphasis on demand deposits and NOW accounts.  Factors that led to the rate decrease include, but are not limited to, Federal Open Market Committee (“FOMC”) actions to maintain low interest rates, and campaigns conducted by the Company to focus on core deposit (non-time deposit) growth as the building block to solid customer relationships.  In addition, during the past two plus years the time deposit portfolio has been shortened in order to increase repricing frequency.  The time deposit portfolio is now slowly being lengthened to build protection against anticipated rising interest rates.

Interest expense composition for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended
	March 31, 2015		March 31, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$743	57.77%	$758	61.03%	$(15)	(1.98)%
Short-term borrowings	19	1.48	15	1.21	4	26.67
Long-term borrowings	524	40.75	469	37.76	55	11.73
Total interest expense	$1,286	100.00%	$1,242	100.00%	$44	3.54%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended March 31, 2015 was 3.69% compared to 3.96% for the corresponding period of 2014.  The decline in the net interest margin was driven by a decreasing yield on the loan and investment portfolios due to the continued low rate environment. The impact of the declining earning asset yield and decreasing investment portfolio balance was partially offset by a 16.32% growth in the balance of the average loan portfolio from March 31, 2014 to March 31, 2015 resulting in net interest income on a taxable equivalent basis remaining flat compared to the comparable three month period of 2014. The primary funding for the loan growth was an increase in core deposits. These deposits represent a lower cost funding source than time deposits and comprise 78.33% of total deposits at March 31, 2015 compared to 76.79% at March 31, 2014. The continued growth in core deposits has led to the total cost of deposits decreasing slightly to 40 bp for the three months ended March 31, 2015 from 41 bp for the corresponding period of 2014. Limiting the positive impact on the net interest margin caused by the growth in core deposits was the lengthening of the time deposit portfolio coupled with additional FHLB long-term borrowings as part of our strategy to prepare the balance sheet for a rising rate environment.

The following is a schedule of average balances and associated yields for the three months ended March 31, 2015 and 2014:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$36,183	$383	4.30%	$27,190	$306	4.57%
All other loans	891,877	9,070	4.12%	770,656	8,611	4.53%
Total loans	928,060	9,453	4.13%	797,846	8,917	4.53%

Fed funds sold	—	—	—%	562	—	—%

Taxable securities	143,421	1,303	3.63%	176,725	1,577	3.57%
Tax-exempt securities	87,825	1,162	5.29%	97,131	1,411	5.81%
Total securities	231,246	2,465	4.26%	273,856	2,988	4.36%

Interest-bearing deposits	6,539	4	0.25%	16,043	8	0.20%

Total interest-earning assets	1,165,845	11,922	4.14%	1,088,307	11,913	4.42%

Other assets	96,043			116,465

Total assets	$1,261,888			$1,204,772

Liabilities and shareholders’ equity:
Savings	$141,762	14	0.04%	$139,756	32	0.09%
Super Now deposits	190,438	129	0.27%	176,806	157	0.36%
Money market deposits	205,243	136	0.27%	206,812	133	0.26%
Time deposits	216,775	464	0.87%	232,182	436	0.76%
Total interest-bearing deposits	754,218	743	0.40%	755,556	758	0.41%

Short-term borrowings	28,229	19	0.27%	20,101	15	0.30%
Long-term borrowings	84,009	524	2.50%	71,202	469	2.63%
Total borrowings	112,238	543	1.94%	91,303	484	2.12%

Total interest-bearing liabilities	866,456	1,286	0.60%	846,859	1,242	0.59%

Demand deposits	240,750			212,152
Other liabilities	17,145			14,608
Shareholders’ equity	137,537			131,153

Total liabilities and shareholders’ equity	$1,261,888			$1,204,772
Interest rate spread			3.54%			3.83%
Net interest income/margin		$10,636	3.69%		$10,671	3.96%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(In Thousands)	2015	2014
Total interest income	$11,397	$11,329
Total interest expense	1,286	1,242
Net interest income	10,111	10,087
Tax equivalent adjustment	525	584
Net interest income (fully taxable equivalent)	$10,636	$10,671

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015 vs. 2014
	Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Tax-exempt loans	$96	$(19)	$77
All other loans	1,280	(821)	459
Fed funds sold	—	—	—
Taxable investment securities	(302)	28	(274)
Tax-exempt investment securities	(129)	(120)	(249)
Interest bearing deposits	(4)	—	(4)
Total interest-earning assets	941	(932)	9

Interest expense:
Savings deposits	—	(18)	(18)
Super Now deposits	3	(31)	(28)
Money market deposits	(1)	4	3
Time deposits	(32)	60	28
Short-term borrowings	5	(1)	4
Long-term borrowings	68	(13)	55
Total interest-bearing liabilities	43	1	44
Change in net interest income	$898	$(933)	$(35)

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2015, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $10,579,000 at December 31, 2014 to $10,826,000 at March 31, 2015.  The increase in the allowance for loan losses was driven by net charge-offs during the three months ended March 31, 2015 of $453,000.  The majority of the loans charged-off had a specific allowance within the allowance for losses.  At March 31, 2015 and December 31, 2014, the allowance for loan losses to total loans was 1.15% and 1.16%, respectively.  The ratio was impacted by the growth in the gross loan portfolio of $28,291,000 from December 31, 2014 to March 31, 2015 and the previously noted charge-offs.

The provision for loan losses totaled $700,000 and $485,000 for the three months ended March 31, 2015 and 2014.  The amount of the provision for loan losses was the result of several factors, including but not limited to, a ratio of nonperforming loans to total loans of 1.18% and 1.29% at March 31, 2015 and 2014, respectively, and a ratio of the allowance for loan losses to nonperforming loans of 97.03% and 80.27% at March 31, 2015 and 2014, respectively.

Nonperforming loans increased to $11,157,000 at March 31, 2015 from $10,614,000 at March 31, 2014 due primarily to certain commercial loans becoming non-performing.  Internal loan review and analysis coupled with the ratios noted previously dictated a provision for loan losses of $700,000 for the three months ended March 31, 2015.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
March 31, 2015	$391	$10,766	$11,157
December 31, 2014	387	11,861	12,248
September 30, 2014	202	12,092	12,294
June 30, 2014	397	11,582	11,979
March 31, 2014	153	10,461	10,614

Non-interest Income

Total non-interest income for the three months ended March 31, 2015 compared to the same period in 2014 increased $49,000 to $3,260,000.  Excluding net securities gains, non-interest income for the three months ended March 31, 2015 decreased $219,000.  The decrease in service charges was driven by a decline in overdraft income. Bank-owned life insurance decreased primarily due to a gain on death benefit recorded during the first quarter of 2014. Insurance and brokerage commissions decreased due primarily to a shift in product mix.  The increase in other non-interest income is the result of increased card usage related to both debit and credit cards.

Non-interest income composition for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended
	March 31, 2015		March 31, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$553	16.96%	$595	18.53%	$(42)	(7.06)%
Securities gains, net	661	20.27	393	12.24	268	68.19
Bank-owned life insurance	188	5.77	370	11.52	(182)	(49.19)
Gain on sale of loans	299	9.17	290	9.03	9	3.10
Insurance commissions	234	7.18	420	13.08	(186)	(44.29)
Brokerage commissions	245	7.52	271	8.44	(26)	(9.59)
Other	1,080	33.13	872	27.16	208	23.85
Total non-interest income	$3,260	100.00%	$3,211	100.00%	$49	1.53%

Non-interest Expense

Total non-interest expense decreased $175,000 for the three months ended March 31, 2015 compared to the same period of 2014.  The decrease in salaries and employee benefits was attributable to decreases in staffing at Luzerne Bank due to back office or support functions being consolidated for the Banks at the Williamsport location.  Furniture and equipment expenses decreased due to a significant amount of maintenance that was performed during 2014. Other expenses decreased primarily due to decreased expenses related to the integration of Luzerne Bank.

Non-interest expense composition for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended
	March 31, 2015		March 31, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,470	52.79%	$4,503	52.10%	$(33)	(0.73)%
Occupancy	628	7.42	630	7.29	(2)	(0.32)
Furniture and equipment	595	7.03	671	7.76	(76)	(11.33)
Pennsylvania shares tax	224	2.64	244	2.82	(20)	(8.20)
Amortization of investment in limited partnerships	165	1.95	165	1.91	—	—
Federal Deposit Insurance Corporation deposit insurance	215	2.54	178	2.06	37	20.79
Marketing	129	1.52	110	1.27	19	17.27
Intangible amortization	82	0.97	92	1.06	(10)	(10.87)
Other	1,960	23.14	2,050	23.73	(90)	(4.39)
Total non-interest expense	$8,468	100.00%	$8,643	100.00%	$(175)	(2.02)%

Provision for Income Taxes

Income taxes increased $147,000 for the three months ended March 31, 2015 compared to the same period of 2014.  The primary cause of the change in tax expense for the three months ended March 31, 2015 compared to 2014 is the impact of an increased level of security gains and a decrease in the amount of tax-free interest generated from the investment portfolio.  Excluding the impact of the net securities gains, the effective tax rate for the three months ended March 31, 2015 was 17.59% compared to 15.01% for the same period of 2014.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $1,864,000 from $19,908,000 at December 31, 2014 to $21,772,000 at March 31, 2015 primarily as a result of the following activities during the three months ended March 31, 2015:

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds leading loan originations, less $299,000 in realized gains, by $513,000 for the three months ended March 31, 2015.

Loans

Gross loans increased $28,291,000 since December 31, 2014 due to an increase in commercial, financial, and agricultural loans coupled with an increase in home equity products and auto loans.

The allocation of the loan portfolio, by category, as of March 31, 2015 and December 31, 2014 is presented below:

	March 31, 2015		December 31, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$132,583	14.05%	$124,156	13.56%	$8,427	6.79%
Real estate mortgage:
Residential	474,203	50.24	457,760	50.00	16,443	3.59%
Commercial	292,537	30.99	291,348	31.82	1,189	0.41%
Construction	22,496	2.38	21,996	2.40	500	2.27%
Installment loans to individuals	23,273	2.47	21,509	2.35	1,764	8.20%
Net deferred loan fees and discounts	(1,222)	(0.13)	(1,190)	(0.13)	(32)	2.69%
Gross loans	$943,870	100.00%	$915,579	100.00%	$28,291	3.09%

The following table shows the amount of accrual and non-accrual TDRs at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$401	$656	$1,057	$551	$440	$991
Real estate mortgage:
Residential	950	180	1,130	697	181	878
Commercial	3,094	4,376	7,470	3,267	6,160	9,427
Construction	9	—	9	514	—	514
	$4,454	$5,212	$9,666	$5,029	$6,781	$11,810

Investments

The fair value of the investment securities portfolio at March 31, 2015 decreased $6,911,000 since December 31, 2014 while the amortized cost of the portfolio decreased $7,458,000.  The decrease in value is the result of the investment portfolio being actively managed in order to reduce interest rate and market risk. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years.  The proceeds of the bond sales are being deployed into loans and intermediate term corporate bonds and short and intermediate term municipal bonds.  The strategy to sell a portion of the long-term bond portfolio does negatively impact current earnings, but this action plays a key role in our long-term asset liability management strategy as the balance sheet is shortened to better prepare for a rising rate environment. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 90% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact stock pricing.  The amortized cost of the equity securities portfolio has decreased $1,176,000 to $13,205,000 at March 31, 2015 from $14,381,000 at December 31, 2014 while the fair value decreased $1,473,000 over the same time period.

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

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at March 31, 2015 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS)
U.S. Government and agency securities	$—	$—	$—	$—	$3,707	$3,670	$3,707	$3,670
Mortgage-backed securities	11,509	11,968	—	—	—	—	11,509	11,968
Asset-backed securities	2,346	2,367	—	—	—	—	2,346	2,367
State and political securities	96,840	99,867	—	—	3,320	3,367	100,160	103,234
Other debt securities	73,596	74,519	15,792	15,593	—	—	89,388	90,112
Total debt securities AFS	$184,291	$188,721	$15,792	$15,593	$7,027	$7,037	$207,110	$211,351

Financing Activities

Deposits

Total deposits increased $15,070,000 from December 31, 2014 to March 31, 2015.  The growth was led by an increase in NOW deposit accounts from December 31, 2014 to March 31, 2015 of 4.95%.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios.  The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.  Over the first three months of 2015, time deposits have decreased as we have taken a position of using these accounts as complementary accounts to core deposits.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2015		December 31, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$246,231	24.71%	$243,378	24.80%	$2,853	1.17%
NOW accounts	186,788	18.74	177,970	18.13	8,818	4.95
Money market deposits	204,352	20.51	204,535	20.84	(183)	(0.09)
Savings deposits	143,222	14.37	139,278	14.19	3,944	2.83
Time deposits	215,896	21.67	216,258	22.04	(362)	(0.17)
	$996,489	100.00%	$981,419	100.00%	$15,070	1.54%

Borrowed Funds

Total borrowed funds increased 4.29% or $4,807,000 to $116,801,000 at March 31, 2015 compared to $111,994,000 at December 31, 2014.  Short-term borrowings primarily decreased due to an increase in long-term borrowings.

	March 31, 2015		December 31, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$16,457	14.09%	$26,831	23.96%	$(10,374)	(38.66)%
Securities sold under agreement to repurchase	14,168	12.13	13,987	12.49	181	1.29
Total short-term borrowings	30,625	26.22	40,818	36.45	(10,193)	(24.97)
Long-term FHLB borrowings	85,750	73.42	70,750	63.17	15,000	21.20
Long-term capital lease	426	0.36	426	0.38	—	—
Total long-term borrowings	86,176	73.78	71,176	63.55	15,000	21.07%
Total borrowed funds	$116,801	100.00%	$111,994	100.00%	$4,807	4.29%

Capital

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition, and quality of the Company’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines.  The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.  Specifically, each is required to maintain certain minimum dollar amounts and ratios of common equity tier I risk-based, tier I risk-based, total risk-based, and tier I leverage capital. In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvements Act (FDICIA) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” To be classified as “well capitalized”, common equity tier I risk-based, tier I risked-based, total risk-based, and tier I leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively.

The Company's capital ratios as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$119,291	11.44%	$—	—%
For Capital Adequacy Purposes	46,940	4.50	—	—
To Be Well Capitalized	67,758	6.50	—	—
Tier I Capital (to Risk-weighted Assets)
Actual	$119,291	11.44%	$112,290	11.51%
For Capital Adequacy Purposes	62,546	6.00	39,010	4.00
To Be Well Capitalized	83,395	8.00	58,514	6.00
Total Capital (to Risk-weighted Assets)
Actual	$130,485	12.52%	$123,371	12.65%
For Capital Adequacy Purposes	83,395	8.00	78,019	8.00
To Be Well Capitalized	104,243	10.00	97,524	10.00
Tier I Capital (to Average Assets)
Actual	$119,291	9.63%	$112,290	9.27%
For Capital Adequacy Purposes	49,533	4.00	48,476	4.00
To Be Well Capitalized	61,916	5.00	60,595	5.00

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III.  The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.  The new minimum capital requirements were effective beginning on January 1, 2015.  The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016. The Company and the Banks will continue to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Banks.

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

The following liquidity measures are monitored for compliance and were within the limits cited at March 31, 2015:

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

The Banks, like other financial institutions, must have sufficient funds available to meet its liquidity needs for deposit withdrawals, loan commitments and originations, and expenses.  In order to control cash flow, the Banks estimate future cash flows from deposits, loan payments, and investment security payments.  The primary sources of funds are deposits, principal and interest payments on loans and investment securities, FHLB borrowings, and brokered deposits.  Management believes the Banks have adequate resources to meet its normal funding requirements.

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a total current maximum borrowing capacity at the FHLB of $488,680,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $35,554,000.  Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $102,206,000 as of March 31, 2015.

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

The Company currently maintains a GAP position of being asset sensitive.  The Company has strategically taken this position as it has decreased the duration of the time deposit portfolio, while continuing to maintain a primarily fixed rate earning asset portfolio with a duration greater than the liabilities utilized to fund earning assets.  Lengthening of the liability portfolio coupled with the addition of limited short-term assets is being undertaken.  These actions are expected to reduce, but not eliminate, the liability sensitive structure of the balance sheet.

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

The following is a rate shock forecast for the twelve month period ending March 31, 2016 assuming a static balance sheet as of March 31, 2015.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$38,069	$39,035	$40,126	$41,855	$43,523	$44,870	$45,719
Change from static	(2,057)	(1,091)	—	1,729	3,397	4,744	5,593
Percent change from static	-5.13%	-2.72%	—	4.31%	8.47%	11.82%	13.94%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at both the level of the Company and the Banks.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analysis or simulation analysis compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2014.  Additional information and details are provided in the “Liquidity, Interest Rate Sensitivity, and Market Risk” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1 - January 31, 2015)	—	$—	—	464,762
Month #2 (February 1 - February 28, 2015)	4,083	46.83	4,083	460,679
Month #3 (March 1 - March 31, 2015)	5,527	45.97	5,527	455,152

On April 16, 2015, the Board of Directors extended the previously approved authorization to repurchase up to 482,000 shares, or approximately 10%, of the outstanding shares of the Company for an additional year to April 30, 2016.  As of March 31, 2015 there have been 26,848 shares repurchased under this plan.

Item 3.                           Defaults Upon Senior Securities

None.

Item 4.                           Mine Safety Disclosures

Not applicable.

Item 5.                           Other Information

None.

Item 6.                           Exhibits

3(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2012).
3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2015 and December 31, 2014; (ii) the Consolidated Statement of Income for the three months ended March 31, 2015 and 2014; (iii) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and 2014; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	May 11, 2015	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2015	/s/ Brian L. Knepp
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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2015 and December 31, 2014; (ii) the Consolidated Statement of Income for the three months ended March 31, 2015 and 2014; (iii) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and 2014; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.