Form 10-Q
period 2015-06-30
PENNS WOODS BANCORP INC
filed 2015-08-10
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2015.

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

On August 1, 2015 there were 4,765,526 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share Data)	2015	2014
ASSETS:
Noninterest-bearing balances	$20,428	$19,403
Interest-bearing balances in other financial institutions	1,441	505
Total cash and cash equivalents	21,869	19,908

Investment securities, available for sale, at fair value	214,312	232,213
Investment securities, trading	157	—
Loans held for sale	2,107	550
Loans	977,878	915,579
Allowance for loan losses	(11,265)	(10,579)
Loans, net	966,613	905,000
Premises and equipment, net	20,816	21,109
Accrued interest receivable	3,706	3,912
Bank-owned life insurance	26,327	25,959
Investment in limited partnerships	1,229	1,560
Goodwill	17,104	17,104
Intangibles	1,294	1,456
Deferred tax asset	8,772	8,101
Other assets	7,506	8,139
TOTAL ASSETS	$1,291,812	$1,245,011

LIABILITIES:
Interest-bearing deposits	$762,966	$738,041
Noninterest-bearing deposits	244,502	243,378
Total deposits	1,007,468	981,419

Short-term borrowings	59,026	40,818
Long-term borrowings	75,426	71,176
Accrued interest payable	410	381
Other liabilities	14,484	15,250
TOTAL LIABILITIES	1,156,814	1,109,044

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,003,757 and 5,002,649 shares issued	41,698	41,688
Additional paid-in capital	49,933	49,896
Retained earnings	55,397	53,107
Accumulated other comprehensive loss:
Net unrealized gain on available for sale securities	1,374	2,930
Defined benefit plan	(4,544)	(4,597)
Treasury stock at cost, 238,478 and 197,834 shares	(8,860)	(7,057)
TOTAL SHAREHOLDERS’ EQUITY	134,998	135,967
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,291,812	$1,245,011

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$9,752	$8,912	$19,075	$17,725
Investment securities:
Taxable	885	1,406	1,899	2,864
Tax-exempt	744	892	1,511	1,823
Dividend and other interest income	148	147	441	274
TOTAL INTEREST AND DIVIDEND INCOME	11,529	11,357	22,926	22,686
INTEREST EXPENSE:
Deposits	785	741	1,528	1,499
Short-term borrowings	28	12	47	27
Long-term borrowings	494	473	1,018	942
TOTAL INTEREST EXPENSE	1,307	1,226	2,593	2,468
NET INTEREST INCOME	10,222	10,131	20,333	20,218
PROVISION FOR LOAN LOSSES	600	300	1,300	785
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,622	9,831	19,033	19,433
NON-INTEREST INCOME:
Service charges	598	607	1,151	1,202
Securities gains, available for sale	526	487	1,187	880
Securities losses, trading	(4)	—	(4)	—
Bank-owned life insurance	171	181	359	551
Gain on sale of loans	482	421	781	711
Insurance commissions	204	283	438	703
Brokerage commissions	294	251	539	522
Other	786	699	1,866	1,571
TOTAL NON-INTEREST INCOME	3,057	2,929	6,317	6,140
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,301	4,167	8,771	8,670
Occupancy	564	552	1,192	1,182
Furniture and equipment	643	648	1,238	1,319
Pennsylvania shares tax	243	262	467	506
Amortization of investment in limited partnerships	166	166	331	331
Federal Deposit Insurance Corporation deposit insurance	230	201	445	379
Marketing	145	126	274	236
Intangible amortization	80	88	162	180
Other	2,049	2,212	4,009	4,262
TOTAL NON-INTEREST EXPENSE	8,421	8,422	16,889	17,065
INCOME BEFORE INCOME TAX PROVISION	4,258	4,338	8,461	8,508
INCOME TAX PROVISION	825	875	1,673	1,576
NET INCOME	$3,433	$3,463	$6,788	$6,932
EARNINGS PER SHARE - BASIC AND DILUTED	$0.72	$0.72	$1.42	$1.44
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,779,687	4,820,193	4,790,536	4,819,886
DIVIDENDS DECLARED PER SHARE	$0.47	$0.47	$0.94	$0.94

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Net Income	$3,433	$3,463	$6,788	$6,932
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available for sale securities	(2,379)	3,930	(1,171)	9,258
Tax effect	809	(1,337)	398	(3,148)
Net realized gain included in net income	(526)	(487)	(1,187)	(880)
Tax effect	179	166	404	299
Amortization of unrecognized pension and post-retirement items	80	—	80	—
Tax effect	(27)	—	(27)	—
Total other comprehensive (loss) income	(1,864)	2,272	(1,503)	5,529
Comprehensive income	$1,569	$5,735	$5,285	$12,461

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2013	4,999,929	$41,665	$49,800	$47,554	$(4,894)	$(6,310)	$127,815
Net income				6,932			6,932
Other comprehensive income					5,529		5,529
Dividends declared, ($0.94 per share)				(4,531)			(4,531)
Common shares issued for employee stock purchase plan	1,293	11	46				57
Balance, June 30, 2014	5,001,222	$41,676	$49,846	$49,955	$635	$(6,310)	$135,802

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2014	5,002,649	$41,688	$49,896	$53,107	$(1,667)	$(7,057)	$135,967
Net income				6,788			6,788
Other comprehensive loss					(1,503)		(1,503)
Dividends declared, ($0.94 per share)				(4,498)			(4,498)
Common shares issued for employee stock purchase plan	1,108	10	37				47
Purchase of treasury stock (40,644 shares)						(1,803)	(1,803)
Balance, June 30, 2015	5,003,757	$41,698	$49,933	$55,397	$(3,170)	$(8,860)	$134,998

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2015	2014
OPERATING ACTIVITIES:
Net Income	$6,788	$6,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,642	1,598
Amortization of intangible assets	162	180
Provision for loan losses	1,300	785
Accretion and amortization of investment security discounts and premiums	418	329
Securities gains, net	(1,187)	(880)
Originations of loans held for sale	(27,170)	(21,292)
Proceeds of loans held for sale	26,394	21,802
Gain on sale of loans	(781)	(711)
Securities losses, trading	4	—
Proceeds from the sale of trading securities	230	—
Purchases of trading securities	(391)	—
Earnings on bank-owned life insurance	(359)	(551)
Decrease in deferred tax asset	131	233
Other, net	(1,672)	(1,246)
Net cash provided by operating activities	5,509	7,179
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	31,693	70,431
Proceeds from calls and maturities of available for sale securities	9,873	3,582
Purchases of available for sale securities	(23,987)	(39,578)
Net increase in loans	(63,150)	(40,239)
Acquisition of premises and equipment	(483)	(1,571)
Proceeds from the sale of foreclosed assets	1,547	475
Purchase of bank-owned life insurance	(27)	(25)
Proceeds from bank-owned life insurance death benefit	—	367
Proceeds from redemption of regulatory stock	5,162	1,072
Purchases of regulatory stock	(6,429)	(992)
Net cash used for investing activities	(45,801)	(6,478)
FINANCING ACTIVITIES:
Net increase (decrease) in interest-bearing deposits	24,925	(2,557)
Net increase in noninterest-bearing deposits	1,124	11,381
Proceeds from long-term borrowings	15,000	—
Repayment of long-term borrowings	(10,750)	—
Net increase (decrease) in short-term borrowings	18,208	(4,790)
Dividends paid	(4,498)	(4,531)
Issuance of common stock	47	57
Purchases of treasury stock	(1,803)	—
Net cash provided by (used for) provided by financing activities	42,253	(440)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,961	261
CASH AND CASH EQUIVALENTS, BEGINNING	19,908	24,606
CASH AND CASH EQUIVALENTS, ENDING	$21,869	$24,867

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,564	$2,474
Income taxes paid	1,600	1,665
Transfer of loans to foreclosed real estate	237	134

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

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component as of June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(In Thousands)	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$3,291	$(4,597)	$(1,306)	$1,088	$(2,725)	$(1,637)
Other comprehensive (loss) income before reclassifications	(1,570)	—	(1,570)	2,593	—	2,593
Amounts reclassified from accumulated other comprehensive (loss) income	(347)	53	(294)	(321)	—	(321)
Net current-period other comprehensive (loss) income	(1,917)	53	(1,864)	2,272	—	2,272
Ending balance	$1,374	$(4,544)	$(3,170)	$3,360	$(2,725)	$635

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$2,930	$(4,597)	$(1,667)	$(2,169)	$(2,725)	$(4,894)
Other comprehensive (loss) income before reclassifications	(773)	—	(773)	6,110	—	6,110
Amounts reclassified from accumulated other comprehensive (loss) income	(783)	53	(730)	(581)	—	(581)
Net current-period other comprehensive (loss) income	(1,556)	53	(1,503)	5,529	—	5,529
Ending balance	$1,374	$(4,544)	$(3,170)	$3,360	$(2,725)	$635

The reclassifications out of accumulated other comprehensive income (loss) as of June 30, 2015 and 2014 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Net unrealized gain on available for sale securities	$526	$487	Securities gains, net
Income tax effect	(179)	(166)	Income tax provision
Total reclassifications for the period	$347	$321	Net of tax

Net unrecognized pension costs	$(80)	$—	Salaries and employee benefits
Income tax effect	27	—	Income tax provision
Total reclassifications for the period	$(53)	$—	Net of tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net unrealized gain on available for sale securities	$1,187	$880	Securities gains, net
Income tax effect	(404)	(299)	Income tax provision
Total reclassifications for the period	$783	$581	Net of tax

Net unrecognized pension costs	$(80)	$—	Salaries and employee benefits
Income tax effect	27	—	Income tax provision
Total reclassifications for the period	$(53)	$—	Net of tax
Note 3.  Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This ASU did not have an impact on the Company’s financial statements.

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

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The update applies to reporting entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient. Under the amendments in this update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. A reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity's financial statements. Earlier application is permitted. This update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-08, Business Combinations - Pushdown Accounting - Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This ASU was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This update is not expected to have a significant impact on the Company’s financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this update. The amendments in this update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this update. This Update is not expected to have a significant impact on the Company’s financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average common shares issued	5,003,365	5,000,789	5,003,100	5,000,482
Average treasury stock shares	(223,678)	(180,596)	(212,564)	(180,596)
Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	4,779,687	4,820,193	4,790,536	4,819,886

Note 5. Investment Securities

The amortized cost and fair values of investment securities available for sale at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$3,706	$—	$(51)	$3,655
Mortgage-backed securities	10,843	386	(30)	11,199
Asset-backed securities	2,209	25	(2)	2,232
State and political securities	100,456	2,074	(759)	101,771
Other debt securities	80,527	867	(1,369)	80,025
Total debt securities	197,741	3,352	(2,211)	198,882
Financial institution equity securities	9,736	1,065	(4)	10,797
Other equity securities	4,753	55	(175)	4,633
Total equity securities	14,489	1,120	(179)	15,430
Total investment securities AFS	$212,230	$4,472	$(2,390)	$214,312

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$3,953	$—	$(112)	$3,841
Mortgage-backed securities	12,240	485	(28)	12,697
Asset-backed securities	2,468	27	(3)	2,492
State and political securities	104,820	3,885	(589)	108,116
Other debt securities	89,911	1,031	(1,299)	89,643
Total debt securities	213,392	5,428	(2,031)	216,789
Financial institution equity securities	8,823	1,110	(18)	9,915
Other equity securities	5,558	79	(128)	5,509
Total equity securities	14,381	1,189	(146)	15,424
Total investment securities AFS	$227,773	$6,617	$(2,177)	$232,213

The amortized cost and fair values of trading investment securities at June 30, 2015 are as follows. There were no trading securities at December 31, 2014.

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Trading
Financial institution equity securities	77	—	(3)	74
Other equity securities	87	—	(4)	83
Total equity securities	164	—	(7)	157
Total trading securities	164	—	(7)	157

Total net unrealized losses of $7,000 and realized gains of $3,000 for the six months ended June 30, 2015 were included in the Consolidated Statement of Income.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014.

	June 30, 2015
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$—	$—	$3,655	$(51)	$3,655	$(51)
Mortgage-backed securities	6,514	(30)	—	—	6,514	(30)
Asset-backed securities	—	—	417	(2)	417	(2)
State and political securities	20,528	(411)	1,455	(348)	21,983	(759)
Other debt securities	24,216	(649)	19,332	(720)	43,548	(1,369)
Total debt securities	51,258	(1,090)	24,859	(1,121)	76,117	(2,211)
Financial institution equity securities	141	(4)	—	—	141	(4)
Other equity securities	2,589	(145)	800	(30)	3,389	(175)
Total equity securities	2,730	(149)	800	(30)	3,530	(179)
Total	$53,988	$(1,239)	$25,659	$(1,151)	$79,647	$(2,390)

	December 31, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government and agency securities	$—	$—	$3,841	$(112)	$3,841	$(112)
Mortgage-backed securities	6,741	(28)	—	—	6,741	(28)
Asset-backed securities	—	—	519	(3)	519	(3)
State and political securities	8,243	(14)	6,382	(575)	14,625	(589)
Other debt securities	23,174	(718)	29,266	(581)	52,440	(1,299)
Total debt securities	38,158	(760)	40,008	(1,271)	78,166	(2,031)
Financial institution equity securities	407	(18)	—	—	407	(18)
Other equity securities	1,837	(100)	773	(28)	2,610	(128)
Total equity securities	2,244	(118)	773	(28)	3,017	(146)
Total	$40,402	$(878)	$40,781	$(1,299)	$81,183	$(2,177)

At June 30, 2015 there were a total of 66 securities in a continuous unrealized loss position for less than twelve months and 15 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at June 30, 2015, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$995	$998
Due after one year to five years	40,107	40,464
Due after five years to ten years	97,091	96,528
Due after ten years	59,548	60,892
Total	$197,741	$198,882

Total gross proceeds from sales of securities available for sale were $31,693,000 and $70,431,000 for the six months ended June 30, 2015 and 2014, respectively.

The following table represents gross realized gains and losses within the available for sale portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Gross realized gains:
U.S. Government and agency securities	$—	$49	$—	$49
Mortgage-backed securities	—	76	—	76
State and political securities	350	387	746	732
Other debt securities	185	155	259	462
Financial institution equity securities	7	16	162	128
Other equity securities	—	64	132	119
Total gross realized gains	$542	$747	$1,299	$1,566

Gross realized losses:
U.S. Government and agency securities	$—	$14	$—	$45
State and political securities	—	83	22	403
Other debt securities	15	97	47	172
Other equity securities	1	66	43	66
Total gross realized losses	$16	$260	$112	$686

The following table represents gross realized gains and losses within the trading portfolios:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Gross realized gains:
Financial institution equity securities	2	—	2	—
Other equity securities	1	—	1	—
Total gross realized gains	$3	$—	$3	$—

Gross realized losses:
Financial institution equity securities	3	—	3	—
Other equity securities	4	—	4	—
Total gross realized losses	$7	$—	$7	$—

There were no impairment charges included in gross realized losses for the three and six months ended June 30, 2015 and 2014, respectively.

Investment securities with a carrying value of approximately $143,865,000 and $128,501,000 at June 30, 2015 and December 31, 2014, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

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

The following table presents the related aging categories of loans, by segment, as of June 30, 2015 and December 31, 2014:

	June 30, 2015
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$138,551	$945	$—	$553	$140,049
Real estate mortgage:
Residential	490,222	2,994	52	852	494,120
Commercial	284,145	2,085	783	6,499	293,512
Construction	24,321	—	—	895	25,216
Installment loans to individuals	25,650	468	55	—	26,173
	962,889	$6,492	$890	$8,799	979,070
Net deferred loan fees and discounts	(1,192)				(1,192)
Allowance for loan losses	(11,265)				(11,265)
Loans, net	$950,432				$966,613

	December 31, 2014
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$122,624	$773	$—	$759	$124,156
Real estate mortgage:
Residential	450,503	6,078	332	847	457,760
Commercial	279,731	1,819	54	9,744	291,348
Construction	21,485	—	—	511	21,996
Installment loans to individuals	21,125	383	1	—	21,509
	895,468	$9,053	$387	$11,861	916,769
Net deferred loan fees and discounts	(1,190)				(1,190)
Allowance for loan losses	(10,579)				(10,579)
Loans, net	$883,699				$905,000

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon the acquisition of Luzerne Bank on June 1, 2013, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and June 30, 2015.  The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.  The carrying value of purchased loans acquired with deteriorated credit quality was $447,000 at June 30, 2015.

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

The amortizable yield for purchased credit-impaired loans was fully amortized during 2014. Changes in the amortizable yield for purchased credit-impaired loans were as follows for the six months ended June 30, 2014:

(In Thousands)	June 30, 2014
Balance at beginning of period or at acquisition	$35
Accretion	(12)
Balance at end of period	$23

The following table presents additional information regarding loans acquired in the Luzerne Bank transaction with specific evidence of deterioration in credit quality:

(In Thousands)	June 30, 2015	December 31, 2014
Outstanding balance	$447	$449
Carrying amount	347	349

There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and June 30, 2015. There has been no allowance for loan losses recorded for acquired loans with specific evidence of deterioration in credit quality as of June 30, 2015.

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$2	$—	$15	$1
Real estate mortgage:
Residential	16	10	5	5
Commercial	66	10	147	53
Construction	15	29	24	—
	$99	$49	$191	$59

	Six Months Ended June 30,
	2015		2014
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$14	$8	$17	$1
Real estate mortgage:
Residential	21	19	7	9
Commercial	171	35	275	86
Construction	30	36	35	—
	$236	$98	$334	$96

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$506	$506	$—
Real estate mortgage:
Residential	792	792	—
Commercial	4,124	4,124	—
Construction	610	610	—
	6,032	6,032	—
With an allowance recorded:
Commercial, financial, and agricultural	435	435	48
Real estate mortgage:
Residential	1,143	1,243	168
Commercial	9,787	9,837	1,397
Construction	294	294	54
	11,659	11,809	1,667
Total:
Commercial, financial, and agricultural	941	941	48
Real estate mortgage:
Residential	1,935	2,035	168
Commercial	13,911	13,961	1,397
Construction	904	904	54
	$17,691	$17,841	$1,667

	December 31, 2014
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$439	$439	$—
Real estate mortgage:
Residential	139	139	—
Commercial	3,228	3,228	—
Construction	716	716	—
	4,522	4,522	—
With an allowance recorded:
Commercial, financial, and agricultural	673	673	298
Real estate mortgage:
Residential	1,327	1,449	147
Commercial	10,745	10,889	1,581
Construction	309	309	67
	13,054	13,320	2,093
Total:
Commercial, financial, and agricultural	1,112	1,112	298
Real estate mortgage:
Residential	1,466	1,588	147
Commercial	13,973	14,117	1,581
Construction	1,025	1,025	67
	$17,576	$17,842	$2,093

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and six months ended for June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,064	$5	$3	$517	$7	$—
Real estate mortgage:
Residential	1,922	16	12	1,117	3	3
Commercial	14,271	77	11	10,901	19	2
Construction	910	—	29	1,025	—	—
	$18,167	$98	$55	$13,560	$29	$5

	Six Months Ended June 30,
	2015			2014
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,080	$10	$10	$522	$13	$—
Real estate mortgage:
Residential	1,741	28	17	1,142	14	7
Commercial	14,486	148	36	10,008	61	14
Construction	780	—	36	1,030	2	8
	$18,087	$186	$99	$12,702	$90	$29

Currently, there is $189,000 committed to be advanced in connection with impaired loans.

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

There were no loan modifications considered TDRs completed during the three and six months ended June 30, 2014. Loan modifications that are considered TDRs completed during the three and six months ended June 30, 2015 were as follows:

	Three Months Ended June 30,
	2015
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage:
Residential	1	88	88
Commercial	1	247	247
Construction	1	398	398
	3	$733	$733

	Six Months Ended June 30,
	2015
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	2	$97	$97
Real estate mortgage:
Residential	6	322	322
Commercial	2	517	517
Construction	1	398	398
	11	$1,334	$1,334

There were three loan modifications considered to be TDRs made during the twelve months previous to June 30, 2015 that defaulted during the six months ended June 30, 2015.  The defaulted loan types and recorded investments at June 30, 2015 are as follows: one commercial loan with a recorded investment of $46,000, one commercial real estate loan with a recorded investment of $247,000, and one residential real estate loan with a recorded investment of $87,000. There were two loan modifications considered TDRs made during the twelve months previous to June 30, 2014 that defaulted during the six months ended June 30, 2014. The loans that defaulted were commercial real estate loans that were in litigation with a recorded investment of $1,634,000 at June 30, 2014.

Troubled debt restructurings amounted to $9,666,000 and $11,810,000 as of June 30, 2015 and December 31, 2014.

The amount of foreclosed residential real estate held at June 30, 2015 and December 31, 2014, totaled $70,000 and $324,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2015 and December 31, 2014, totaled $261,000 and $382,000, respectively.

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

The following table presents the credit quality categories identified above as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Totals
Pass	$137,169	$491,003	$264,352	$24,206	$26,173	$942,903
Special Mention	1,014	2,008	12,928	400	—	16,350
Substandard	1,866	1,109	16,232	610	—	19,817
	$140,049	$494,120	$293,512	$25,216	$26,173	$979,070

	December 31, 2014
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Totals
Pass	$118,210	$454,885	$256,444	$20,927	$21,509	$871,975
Special Mention	3,186	2,384	16,262	445	—	22,277
Substandard	2,760	491	18,642	624	—	22,517
	$124,156	$457,760	$291,348	$21,996	$21,509	$916,769

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

Activity in the allowance is presented for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,478	$4,227	$3,873	$752	$193	$303	$10,826
Charge-offs	(263)	—	—	(46)	(58)	—	(367)
Recoveries	2	13	169	5	17	—	206
Provision	69	94	(173)	(163)	85	688	600
Ending Balance	$1,286	$4,334	$3,869	$548	$237	$991	$11,265

	Three Months Ended June 30, 2014
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$537	$3,062	$3,324	$795	$161	$641	$8,520
Charge-offs	—	(7)	—	—	(28)	—	(35)
Recoveries	8	1	—	—	17	—	26
Provision	149	206	70	(77)	48	(96)	300
Ending Balance	$694	$3,262	$3,394	$718	$198	$545	$8,811

	Six Months Ended June 30, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,124	$3,755	$4,205	$786	$245	$464	$10,579
Charge-offs	(283)	(1)	(449)	(46)	(114)	—	(893)
Recoveries	28	37	169	16	29	—	279
Provision	417	543	(56)	(208)	77	527	1,300
Ending Balance	$1,286	$4,334	$3,869	$548	$237	$991	$11,265

	Six Months Ended June 30, 2014
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$474	$3,917	$4,079	$741	$139	$794	$10,144
Charge-offs	—	(63)	(2,038)	—	(68)	—	(2,169)
Recoveries	11	3	—	—	37	—	51
Provision	209	(595)	1,353	(23)	90	(249)	785
Ending Balance	$694	$3,262	$3,394	$718	$198	$545	$8,811

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at June 30, 2015 and 2014:

	June 30,
	2015	2014
Owners of residential rental properties	16.32%	15.69%
Owners of commercial rental properties	14.18%	14.12%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated
(In Thousands)		Residential	Commercial	Construction			Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$48	$168	$1,397	$54	$—	$—	$1,667
Collectively evaluated for impairment	1,238	4,166	2,472	494	237	991	9,598
Total ending allowance balance	$1,286	$4,334	$3,869	$548	$237	$991	$11,265

Loans:
Individually evaluated for impairment	$941	$1,588	$13,911	$904	$—		$17,344
Loans acquired with deteriorated credit quality	—	347	—	—	—		347
Collectively evaluated for impairment	139,108	492,185	279,601	24,312	26,173		961,379
Total ending loans balance	$140,049	$494,120	$293,512	$25,216	$26,173		$979,070

	December 31, 2014
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated
(In Thousands)		Residential	Commercial	Construction			Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$298	$147	$1,581	$67	$—	$—	$2,093
Collectively evaluated for impairment	826	3,608	2,624	719	245	464	8,486
Total ending allowance balance	$1,124	$3,755	$4,205	$786	$245	$464	$10,579

Loans:
Individually evaluated for impairment	$1,112	$1,117	$13,973	$1,025	$—		$17,227
Loans acquired with deteriorated credit quality	—	349	—	—	—		349
Collectively evaluated for impairment	123,044	456,294	277,375	20,971	21,509		899,193
Total ending loans balance	$124,156	$457,760	$291,348	$21,996	$21,509		$916,769

Note 8.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Service cost	$16	$140	$32	$280
Interest cost	189	214	378	429
Expected return on plan assets	(210)	(289)	(491)	(577)
Amortization of net loss	40	53	80	105
Net periodic (benefit) cost	$35	$118	$(1)	$237

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2014, that it expected to contribute a minimum of $600,000 to its defined benefit plan in 2015.  As of June 30, 2015, there were contributions of $465,000 made to the plan with additional contributions of at least $400,000 anticipated during the remainder of 2015.

Note 9.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the six months ended June 30, 2015 and 2014, there were 1,108 and 1,293 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2015 and December 31, 2014:

(In Thousands)	June 30, 2015	December 31, 2014
Commitments to extend credit	$234,521	$235,940
Standby letters of credit	7,185	7,490
Credit exposure from the sale of assets with recourse	4,970	3,465
	$241,706	$243,430

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of June 30, 2015 and December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2015
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,655	$—	$3,655
Mortgage-backed securities	—	11,199	—	11,199
Asset-backed securities	—	2,232	—	2,232
State and political securities	—	101,771	—	101,771
Other debt securities	—	80,025	—	80,025
Financial institution equity securities	10,797	—	—	10,797
Other equity securities	4,633	—	—	4,633
Investment securities, trading:
Financial institution equity securities	74	—	—	74
Other equity securities	83	—	—	83
Total assets measured on a recurring basis	$15,587	$198,882	$—	$214,469

	December 31, 2014
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,841	$—	$3,841
Mortgage-backed securities	—	12,697	—	12,697
Asset-backed securities	—	2,492	—	2,492
State and political securities	—	108,116	—	108,116
Other debt securities	—	89,643	—	89,643
Financial institution equity securities	9,915	—	—	9,915
Other equity securities	5,509	—	—	5,509
Total assets measured on a recurring basis	$15,424	$216,789	$—	$232,213

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2015
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$16,024	$16,024
Other real estate owned	—	—	2,127	2,127
Total assets measured on a non-recurring basis	$—	$—	$18,151	$18,151

	December 31, 2014
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$15,483	$15,483
Other real estate owned	—	—	3,241	3,241
Total assets measured on a non-recurring basis	$—	$—	$18,724	$18,724

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$5,803	Discounted cash flow	Temporary reduction in payment amount	0 to (91)%	(10)%
			Probability of default	—%	—%
	10,221	Appraisal of collateral	Appraisal adjustments (1)	0 to (20)%	(15)%
Other real estate owned	$2,127	Appraisal of collateral (1)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2014
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$4,749	Discounted cash flow	Temporary reduction in payment amount	0 to (91)%	(12)%
			Probability of default	—%	—%
	10,734	Appraisal of collateral	Appraisal adjustments (1)	0 to (44)%	(15)%
Other real estate owned	$3,241	Appraisal of collateral (1)
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

The fair values of the Company’s financial instruments are as follows at June 30, 2015 and December 31, 2014:

	Carrying	Fair	Fair Value Measurements at June 30, 2015
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$21,869	$21,869	$21,869	$—	$—
Investment securities:
Available for sale	214,312	214,312	15,430	198,882	—
Trading	157	157	157	—	—
Loans held for sale	2,107	2,107	2,107	—	—
Loans, net	966,613	974,138	—	—	974,138
Bank-owned life insurance	26,327	26,327	26,327	—	—
Accrued interest receivable	3,706	3,706	3,706	—	—

Financial liabilities:
Interest-bearing deposits	$762,966	$741,900	$522,033	$—	$219,867
Noninterest-bearing deposits	244,502	244,502	244,502	—	—
Short-term borrowings	59,026	59,026	59,026	—	—
Long-term borrowings	75,426	76,325	—	—	76,325
Accrued interest payable	410	410	410	—	—

	Carrying	Fair	Fair Value Measurements at December 31, 2014
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$19,908	$19,908	$19,908	$—	$—
Investment securities:
Available for sale	232,213	232,213	15,424	216,789	—
Loans held for sale	550	550	550	—	—
Loans, net	905,000	916,597	—	—	916,597
Bank-owned life insurance	25,959	25,959	25,959	—	—
Accrued interest receivable	3,912	3,912	3,912	—	—

Financial liabilities:
Interest-bearing deposits	$738,041	$722,724	$506,875	$—	$215,849
Noninterest-bearing deposits	243,378	243,378	243,378	—	—
Short-term borrowings	40,818	40,818	40,818	—	—
Long-term borrowings	71,176	73,084	—	—	73,084
Accrued interest payable	381	381	381	—	—

Cash and Cash Equivalents, Loans Held for Sale, Accrued Interest Receivable, Short-term Borrowings, and Accrued Interest Payable:
The fair value is equal to the carrying value.

Investment Securities:
The fair value of investment securities available for sale and trading is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.  Regulatory stocks’ fair value is equal to the carrying value.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Summary Results

Net income for the three months ended June 30, 2015 was $3,433,000 compared to $3,463,000 for the same period of 2014 as after-tax securities gains increased $24,000 (from a gain of $321,000 to a gain of $345,000). In addition, a gain of $174,000 on death benefits related to bank-owned life insurance was recorded during the first quarter of 2014. Basic and diluted earnings per share for the three months ended June 30, 2015 and 2014 were $0.72 for both periods.  Return on average assets and return on average equity were 1.07% and 10.05% for the three months ended June 30, 2015 compared to 1.13% and 10.29% for the corresponding period of 2014.  Net income from core operations (“operating earnings”) decreased to $3,088,000 for the three months ended June 30, 2015 compared to $3,142,000 for the same period of 2014.  Operating earnings per share for the three months ended June 30, 2015 and 2014 were $0.65 basic and dilutive for both periods.

The six months ended June 30, 2015 generated net income of $6,788,000 compared to $6,932,000 for the same period of 2014. Comparable results were impacted by an increase in after-tax securities gains of $200,000 (from a gain of $581,000 to a gain of $781,000). In addition, a gain of $174,000 on death benefit related to bank owned life insurance was recorded during the six months ended June 30, 2014. Earnings per share, basic and dilutive, for the six months ended June 30, 2015 were $1.42 compared to $1.44 for the comparable period of 2014. Return on average assets and return on average equity were 1.07% and 9.90% for the six months ended June 30, 2015 compared to 1.14% and 10.43% for the corresponding period of 2014. Operating earnings decreased slightly to $6,007,000 for the six months ended June 30, 2015 compared to $6,177,000 for the same period of 2014. Operating earnings per share for the six months ended June 30, 2015 were $1.25 basic and dilutive compared to $1.28 basic and dilutive for the six months ended June 30, 2014.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
GAAP net income	$3,433	$3,463	$6,788	$6,932
Less: net securities and bank-owned life insurance gains, net of tax	345	321	781	755
Non-GAAP operating earnings	$3,088	$3,142	$6,007	$6,177

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Return on average assets (ROA)	1.07%	1.13%	1.07%	1.14%
Less: net securities and bank-owned life insurance gains, net of tax	0.11%	0.10%	0.13%	0.12%
Non-GAAP operating ROA	0.96%	1.03%	0.94%	1.02%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Return on average equity (ROE)	10.05%	10.29%	9.90%	10.43%
Less: net securities and bank-owned life insurance gains, net of tax	1.01%	0.96%	1.14%	1.14%
Non-GAAP operating ROE	9.04%	9.33%	8.76%	9.29%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic earnings per share (EPS)	$0.72	$0.72	$1.42	$1.44
Less: net securities and bank-owned life insurance gains, net of tax	0.07	0.07	0.17	0.16
Non-GAAP basic operating EPS	$0.65	$0.65	$1.25	$1.28

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Dilutive EPS	$0.72	$0.72	$1.42	$1.44
Less: net securities and bank-owned life insurance gains, net of tax	0.07	0.07	0.17	0.16
Non-GAAP dilutive operating EPS	$0.65	$0.65	$1.25	$1.28

Interest and Dividend Income

Interest and dividend income for the three months ended June 30, 2015 increased to $11,529,000 compared to $11,357,000 for the same period of 2014.  Loan portfolio income increased as the impact of portfolio growth, due primarily to an increase in home equity products, offset a reduction in yield of 22 basis points (“bp”) due to the competitive landscape and the continued low rate environment that is impacting new loan rates as well as the variable rate segment of the loan portfolio.  The loan portfolio income increase was offset by a decrease in investment portfolio interest due to a decline in the average taxable equivalent yield of 32 bp as the duration in the investment portfolio continues to be shortened in order to reduce interest rate and market risk in the future. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years. To offset the revenue impact of the declining asset yields, a focus has been placed on increasing earning assets by adding quality short and intermediate term loans such as home equity loans, even though these new earning assets are at lower yields than legacy assets.

During the six months ended June 30, 2015, interest and dividend income was $22,926,000, an increase of $240,000 over the same period in 2014. Interest income on the loan portfolio increased as the growth in the portfolio was countered by a 25 bp decline in average yield. The investment portfolio interest income decreased as the portfolio size was decreased in order to reduce interest rate and market risk, while the yield on the investment portfolio declined 18 bp.

Interest and dividend income composition for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended
	June 30, 2015		June 30, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$9,752	84.59%	$8,912	78.48%	$840	9.43%
Investment securities:
Taxable	885	7.68	1,406	12.38	(521)	(37.06)
Tax-exempt	744	6.45	892	7.85	(148)	(16.59)
Dividend and other interest income	148	1.28	147	1.29	1	0.68
Total interest and dividend income	$11,529	100.00%	$11,357	100.00%	$172	1.51%

	Six Months Ended
	June 30, 2015		June 30, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$19,075	83.21%	$17,725	78.13%	$1,350	7.62%
Investment securities:
Taxable	1,899	8.28	2,864	12.62	(965)	(33.69)
Tax-exempt	1,511	6.59	1,823	8.04	(312)	(17.11)
Dividend and other interest income	441	1.92	274	1.21	167	60.95
Total interest and dividend income	$22,926	100.00%	$22,686	100.00%	$240	1.06%

Interest Expense

Interest expense for the three months ended June 30, 2015 increased $81,000 to $1,307,000 compared to $1,226,000 for the same period of 2014.  The increase in interest expense is primarily associated with the lengthening of the time deposit portfolio as part of a strategy to build balance sheet protection in a rising rate environment, coupled with an additional $15,000,000 of long term borrowings entered into during the first quarter of 2015.

Interest expense for the six months ended June 30, 2015 increased 5.06% from the same period of 2014. The reasons noted for the increase in interest expense for the three month period comparison also apply to the six month period.

Interest expense composition for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended
	June 30, 2015		June 30, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$785	60.06%	$741	60.44%	$44	5.94%
Short-term borrowings	28	2.14	12	0.98	16	133.33
Long-term borrowings	494	37.80	473	38.58	21	4.44
Total interest expense	$1,307	100.00%	$1,226	100.00%	$81	6.61%

	Six Months Ended
	June 30, 2015		June 30, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,528	58.93%	$1,499	60.74%	$29	1.93%
Short-term borrowings	47	1.81	27	1.09	20	74.07
Long-term borrowings	1,018	39.26	942	38.17	76	8.07
Total interest expense	$2,593	100.00%	$2,468	100.00%	$125	5.06%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended June 30, 2015 was 3.64% compared to 3.84% for the corresponding period of 2014.  The decline in the net interest margin was driven by a decreasing yield on the loan and investment portfolios due to the continued low rate environment. The impact of the declining earning asset yield and decreasing investment portfolio balance was partially offset by a 15.59% growth in the balance of the average loan portfolio from June 30, 2014 to June 30, 2015 resulting in net interest income on a taxable equivalent basis remaining flat compared to the comparable three month period of 2014. The primary funding for the loan growth was an increase in borrowings and core deposits. These deposits represent a lower cost funding source than time deposits and comprise 78.16% of total deposits at June 30, 2015 compared to 77.30% at June 30, 2014. Limiting the positive impact on the net interest margin caused by the growth in core deposits was the lengthening of the time deposit portfolio coupled with additional FHLB long-term borrowings as part of our strategy to prepare the balance sheet for a rising rate environment.

The NIM for the six months ended June 30, 2015 was 3.66% compared to 3.88% for the same period of 2014. The impact of the items mentioned in the three month discussion also applies to the six months ended.

The following is a schedule of average balances and associated yields for the three and six months ended June 30, 2015 and 2014:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$39,977	$388	3.89%	$26,040	$286	4.41%
All other loans	921,769	9,496	4.13%	805,971	8,723	4.34%
Total loans	961,746	9,884	4.12%	832,011	9,009	4.34%

Federal funds sold	—	—	—%	128	—	—%

Taxable securities	130,730	1,030	3.15%	175,374	1,540	3.51%
Tax-exempt securities	87,509	1,127	5.15%	98,589	1,352	5.66%
Total securities	218,239	2,157	3.95%	273,963	2,892	4.27%

Interest-bearing deposits	3,781	3	0.32%	14,396	13	0.36%

Total interest-earning assets	1,183,766	12,044	4.08%	1,120,498	11,914	4.27%

Other assets	98,039			105,066

Total assets	$1,281,805			$1,225,564

Liabilities and shareholders’ equity:
Savings	$143,305	14	0.04%	$141,837	20	0.06%
Super Now deposits	187,828	124	0.26%	189,473	150	0.32%
Money market deposits	209,624	143	0.27%	211,788	138	0.26%
Time deposits	220,851	504	0.92%	225,548	433	0.77%
Total interest-bearing deposits	761,608	785	0.41%	768,646	741	0.39%

Short-term borrowings	39,166	28	0.28%	15,422	11	0.29%
Long-term borrowings	81,924	494	2.39%	71,202	474	2.63%
Total borrowings	121,090	522	1.71%	86,624	485	2.22%

Total interest-bearing liabilities	882,698	1,307	0.59%	855,270	1,226	0.57%

Demand deposits	244,205			220,975
Other liabilities	18,231			14,651
Shareholders’ equity	136,671			134,668

Total liabilities and shareholders’ equity	$1,281,805			$1,225,564
Interest rate spread			3.49%			3.70%
Net interest income/margin		$10,737	3.64%		$10,688	3.84%

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

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$38,303	$771	4.06%	$26,714	$592	4.47%
All other loans	906,693	18,566	4.13%	798,552	17,334	4.38%
Total loans	944,996	19,337	4.13%	825,266	17,926	4.38%

Federal funds sold	—	—	—%	344	—	—%

Taxable securities	137,041	2,333	3.40%	176,046	3,116	3.54%
Tax-exempt securities	87,667	2,289	5.22%	97,864	2,762	5.64%
Total securities	224,708	4,622	4.11%	273,910	5,878	4.29%

Interest-bearing deposits	5,152	7	0.27%	10,000	22	0.44%

Total interest-earning assets	1,174,856	23,966	4.11%	1,109,520	23,826	4.32%

Other assets	97,043			105,718

Total assets	$1,271,899			$1,215,238

Liabilities and shareholders’ equity:
Savings	$142,537	29	0.04%	$140,803	51	0.07%
Super Now deposits	189,125	253	0.27%	183,174	307	0.34%
Money market deposits	207,446	279	0.27%	209,314	272	0.26%
Time deposits	218,824	967	0.89%	228,846	869	0.77%
Total interest-bearing deposits	757,932	1,528	0.41%	762,137	1,499	0.40%

Short-term borrowings	33,728	47	0.28%	17,749	27	0.31%
Long-term borrowings	82,961	1,018	2.44%	71,202	942	2.63%
Total borrowings	116,689	1,065	1.82%	88,951	969	2.17%

Total interest-bearing liabilities	874,621	2,593	0.59%	851,088	2,468	0.58%

Demand deposits	242,488			216,588
Other liabilities	17,687			14,642
Shareholders’ equity	137,103			132,920

Total liabilities and shareholders’ equity	$1,271,899			$1,215,238
Interest rate spread			3.52%			3.74%
Net interest income/margin		$21,373	3.66%		$21,358	3.88%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Total interest income	$11,529	$11,357	$22,926	$22,686
Total interest expense	1,307	1,226	2,593	2,468
Net interest income	10,222	10,131	20,333	20,218
Tax equivalent adjustment	515	557	1,040	1,140
Net interest income (fully taxable equivalent)	$10,737	$10,688	$21,373	$21,358

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015 vs. 2014			2015 vs. 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$138	$(36)	$102	$237	$(58)	$179
All other loans	1,202	(429)	773	2,260	(1,028)	1,232
Federal funds sold	—	—	—	—	—	—
Taxable investment securities	(363)	(147)	(510)	(665)	(118)	(783)
Tax-exempt investment securities	(146)	(79)	(225)	(277)	(196)	(473)
Interest bearing deposits	(10)	—	(10)	(11)	(4)	(15)
Total interest-earning assets	821	(691)	130	1,544	(1,404)	140

Interest expense:
Savings deposits	—	(6)	(6)	1	(23)	(22)
Super Now deposits	(1)	(25)	(26)	10	(64)	(54)
Money market deposits	(1)	6	5	(17)	24	7
Time deposits	(10)	81	71	(38)	136	98
Short-term borrowings	17	—	17	23	(3)	20
Long-term borrowings	55	(35)	20	146	(70)	76
Total interest-bearing liabilities	60	21	81	125	—	125
Change in net interest income	$761	$(712)	$49	$1,419	$(1,404)	$15

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2015, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $10,579,000 at December 31, 2014 to $11,265,000 at June 30, 2015.  The increase in the allowance for loan losses was driven by the loan growth and net charge-offs during the six months ended June 30, 2015 of $614,000.  The majority of the loans charged-off had a specific allowance within the allowance for losses.  At June 30, 2015 and December 31, 2014, the allowance for loan losses to total loans was 1.15% and 1.16%, respectively.

The provision for loan losses totaled $600,000 and $300,000 for the three months ended June 30, 2015 and 2014.  The amount of the provision for loan losses was the result of several factors, including but not limited to, a ratio of nonperforming loans to total loans of 0.99% and 1.40% at June 30, 2015 and 2014, respectively, and a ratio of the allowance for loan losses to nonperforming loans of 116.27% and 73.55% at June 30, 2015 and 2014, respectively.

Nonperforming loans decreased to $9,689,000 at June 30, 2015 from $11,979,000 at June 30, 2014 is primarily the result of a large commercial real estate loan that was removed from non-accrual status due to improved company performance and a solid payment history.  Internal loan review and analysis coupled with the ratios and loan growth noted previously dictated a provision for loan losses of $1,300,000 for the six months ended June 30, 2015.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
June 30, 2015	$890	$8,799	$9,689
March 31, 2015	391	10,766	11,157
December 31, 2014	387	11,861	12,248
September 30, 2014	202	12,092	12,294
June 30, 2014	397	11,582	11,979

Non-interest Income

Total non-interest income for the three months ended June 30, 2015 compared to the same period in 2014 increased $128,000 to $3,057,000.  Excluding net securities gains, non-interest income for the three months ended June 30, 2015 increased $93,000 compared to the same period in 2014.  The decrease in service charges was driven by a decline in overdraft income. Insurance commissions decreased due primarily to a shift in product mix.  The increase in other non-interest income is the result of increased card usage related to both debit and credit cards.

Total non-interest income for the six months ended June 30, 2015 compared to the same period in 2014 increased $177,000. Excluding net securities gains, non-interest income decreased $126,000 compared to the 2014 period. The decrease in bank-owned life insurance is primarily due to a gain on death benefit recorded during the first quarter of 2014. The reasons noted for the three month period comparison also apply to the six month period.

Non-interest income composition for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended
	June 30, 2015		June 30, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$598	19.56%	$607	20.72%	$(9)	(1.48)%
Securities gains, available for sale	526	17.21	487	16.63	39	8.01
Securities losses, trading	(4)	(0.13)	—	—	(4)	(100.00)
Bank-owned life insurance	171	5.59	181	6.18	(10)	(5.52)
Gain on sale of loans	482	15.77	421	14.37	61	14.49
Insurance commissions	204	6.67	283	9.66	(79)	(27.92)
Brokerage commissions	294	9.62	251	8.57	43	17.13
Other	786	25.71	699	23.87	87	12.45
Total non-interest income	$3,057	100.00%	$2,929	100.00%	$128	4.37%

	Six Months Ended
	June 30, 2015		June 30, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,151	18.22%	$1,202	19.58%	$(51)	(4.24)%
Securities gains, available for sale	1,187	18.79	880	14.33	307	34.89
Securities losses, trading	(4)	(0.06)	—	—	(4)	(100.00)
Bank-owned life insurance	359	5.68	551	8.97	(192)	(34.85)
Gain on sale of loans	781	12.36	711	11.58	70	9.85
Insurance commissions	438	6.93	703	11.45	(265)	(37.70)
Brokerage commissions	539	8.53	522	8.50	17	3.26
Other	1,866	29.55	1,571	25.59	295	18.78
Total non-interest income	$6,317	100.00%	$6,140	100.00%	$177	2.88%

Non-interest Expense

Total non-interest expense decreased $1,000 for the three months ended June 30, 2015 compared to the same period of 2014.  The increase in salaries and employee benefits is primarily attributable to increases in health insurance.  Furniture and equipment expenses decreased due to a significant amount of maintenance that was performed during 2014. Other expenses decreased primarily due to decreased expenses related to the integration of Luzerne Bank.

Total non-interest expense for the six months ended June 30, 2015 compared to the same period in 2014 decreased $176,000. The reasons noted for the three month period comparison also apply to the six month period.

Non-interest expense composition for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended
	June 30, 2015		June 30, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,301	51.07%	$4,167	49.48%	$134	3.22%
Occupancy	564	6.70	552	6.55	12	2.17
Furniture and equipment	643	7.64	648	7.69	(5)	(0.77)
Pennsylvania shares tax	243	2.89	262	3.11	(19)	(7.25)
Amortization of investment in limited partnerships	166	1.97	166	1.97	—	—
Federal Deposit Insurance Corporation deposit insurance	230	2.73	201	2.39	29	14.43
Marketing	145	1.72	126	1.50	19	15.08
Intangible amortization	80	0.95	88	1.04	(8)	(9.09)
Other	2,049	24.33	2,212	26.27	(163)	(7.37)
Total non-interest expense	$8,421	100.00%	$8,422	100.00%	$(1)	(0.01)%

	Six Months Ended
	June 30, 2015		June 30, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$8,771	51.93%	$8,670	50.81%	$101	1.16%
Occupancy	1,192	7.06	1,182	6.93	10	0.85
Furniture and equipment	1,238	7.33	1,319	7.73	(81)	(6.14)
Pennsylvania shares tax	467	2.77	506	2.97	(39)	(7.71)
Amortization of investment in limited partnerships	331	1.96	331	1.94	—	—
Federal Deposit Insurance Corporation deposit insurance	445	2.63	379	2.22	66	17.41
Marketing	274	1.62	236	1.38	38	16.10
Intangible amortization	162	0.96	180	1.05	(18)	(10)
Other	4,009	23.74	4,262	24.97	(253)	(5.94)
Total non-interest expense	$16,889	100.00%	$17,065	100.00%	$(176)	(1.03)%

Provision for Income Taxes

Income taxes decreased $50,000 for the three months ended June 30, 2015 and increased $97,000 for the six months ended June 30, 2015 compared to the same periods of 2014.  The primary cause of the decrease in tax expense for the three months ended June 30, 2015 compared to 2014 is the impact of the decreased pre-tax income. The primary cause of the increase in tax expense for the six months ended June 30, 2015 compared to 2014 is the impact of an increased level of security gains and a decrease in the amount of tax-free interest generated from the investment portfolio.  Excluding the impact of the net securities gains, the effective tax rate for the three and six months ended June 30, 2015 was 17.34% and 17.46% compared to 18.41% and 16.74% for the same period of 2014.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $1,961,000 from $19,908,000 at December 31, 2014 to $21,869,000 at June 30, 2015 primarily as a result of the following activities during the six months ended June 30, 2015:

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds trailing loan originations, less $781,000 in realized gains, by $1,557,000 for the six months ended June 30, 2015.

Loans

Gross loans increased $62,299,000 since December 31, 2014 due to an increase in commercial, financial, and agricultural loans coupled with an increase in home equity products and auto loans.

The allocation of the loan portfolio, by category, as of June 30, 2015 and December 31, 2014 is presented below:

	June 30, 2015		December 31, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$140,049	14.32%	$124,156	13.56%	$15,893	12.80%
Real estate mortgage:
Residential	494,120	50.52	457,760	50.00	36,360	7.94%
Commercial	293,512	30.02	291,348	31.82	2,164	0.74%
Construction	25,216	2.58	21,996	2.40	3,220	14.64%
Installment loans to individuals	26,173	2.68	21,509	2.35	4,664	21.68%
Net deferred loan fees and discounts	(1,192)	(0.12)	(1,190)	(0.13)	(2)	0.17%
Gross loans	$977,878	100.00%	$915,579	100.00%	$62,299	6.80%

The following table shows the amount of accrual and non-accrual TDRs at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$388	$446	$834	$551	$440	$991
Real estate mortgage:
Residential	846	267	1,113	697	181	878
Commercial	4,210	3,102	7,312	3,267	6,160	9,427
Construction	9	398	407	514	—	514
	$5,453	$4,213	$9,666	$5,029	$6,781	$11,810

Investments

The fair value of the investment securities portfolio at June 30, 2015 decreased $17,744,000 since December 31, 2014 while the amortized cost of the portfolio decreased $15,543,000.  The decrease in value is the result of the investment portfolio being actively managed in order to reduce interest rate and market risk. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years.  The proceeds of the bond sales are being deployed into loans and intermediate term corporate bonds and short and intermediate term municipal bonds.  The strategy to sell a portion of the long-term bond portfolio does negatively impact current earnings, but this action plays a key role in our long-term asset liability management strategy as the balance sheet is shortened to better prepare for a rising rate environment. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 90% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact stock pricing.  The amortized cost of the available for sale equity securities portfolio has increased $108,000 to $14,489,000 at June 30, 2015 from $14,381,000 at December 31, 2014 while the fair value increased $6,000 over the same time period.

The equity portion of the portfolio is reviewed for possible other than temporary impairment in a similar manner to the bond portfolio with greater emphasis placed on the length of time the fair market value has been less than the carrying value and financial sector outlook.  The Company also reviews dividend payment activities.  The starting point for the equity analysis is the length and severity of a market price decline.  The Company monitors two primary measures: 20% decline in fair market value from carrying value for twelve consecutive months and 50% decline for three consecutive months.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at June 30, 2015 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS)
U.S. Government and agency securities	$—	$—	$—	$—	$3,706	$3,655	$3,706	$3,655
Mortgage-backed securities	10,843	11,199	—	—	—	—	10,843	11,199
Asset-backed securities	2,209	2,232	—	—	—	—	2,209	2,232
State and political securities	97,746	99,077	—	—	2,710	2,694	100,456	101,771
Other debt securities	68,555	68,383	11,972	11,642	—	—	80,527	80,025
Total debt securities AFS	$179,353	$180,891	$11,972	$11,642	$6,416	$6,349	$197,741	$198,882

Financing Activities

Deposits

Total deposits increased $26,049,000 from December 31, 2014 to June 30, 2015.  The growth was led by an increase in NOW deposit accounts from December 31, 2014 to June 30, 2015 of 5.69%.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios.  The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2015		December 31, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$244,502	24.27%	$243,378	24.80%	$1,124	0.46%
NOW accounts	188,092	18.67	177,970	18.13	10,122	5.69
Money market deposits	211,412	20.98	204,535	20.84	6,877	3.36
Savings deposits	143,415	14.24	139,278	14.19	4,137	2.97
Time deposits	220,047	21.84	216,258	22.04	3,789	1.75
	$1,007,468	100.00%	$981,419	100.00%	$26,049	2.65%

Borrowed Funds

Total borrowed funds increased 20.05% or $22,458,000 to $134,452,000 at June 30, 2015 compared to $111,994,000 at December 31, 2014.  Short-term borrowings primarily increased due to an increase in the funding necessary for the growth in the loan portfolio.

	June 30, 2015		December 31, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$42,760	31.80%	$26,831	23.96%	$15,929	59.37%
Securities sold under agreement to repurchase	16,266	12.10	13,987	12.49	2,279	16.29
Total short-term borrowings	59,026	43.90	40,818	36.45	18,208	44.61
Long-term borrowings:
Long-term FHLB borrowings	75,000	55.78	70,750	63.17	4,250	6.01
Long-term capital lease	426	0.32	426	0.38	—	—
Total long-term borrowings	75,426	56.10	71,176	63.55	4,250	5.97%
Total borrowed funds	$134,452	100.00%	$111,994	100.00%	$22,458	20.05%

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

The Company's capital ratios as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$119,334	11.21%	$—	—%
For Capital Adequacy Purposes	47,885	4.50	—	—
To Be Well Capitalized	69,168	6.50	—	—
Tier I Capital (to Risk-weighted Assets)
Actual	$119,334	11.21%	$112,290	11.51%
For Capital Adequacy Purposes	63,847	6.00	39,010	4.00
To Be Well Capitalized	85,129	8.00	58,514	6.00
Total Capital (to Risk-weighted Assets)
Actual	$131,055	12.32%	$123,371	12.65%
For Capital Adequacy Purposes	85,129	8.00	78,019	8.00
To Be Well Capitalized	106,412	10.00	97,524	10.00
Tier I Capital (to Average Assets)
Actual	$119,334	9.47%	$112,290	9.27%
For Capital Adequacy Purposes	50,415	4.00	48,476	4.00
To Be Well Capitalized	63,019	5.00	60,595	5.00

Jersey Shore State Bank's capital ratios as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$79,595	10.71%	$—	—%
For Capital Adequacy Purposes	33,438	4.50	—	—
To Be Well Capitalized	48,300	6.50	—	—
Tier I Capital (to Risk-weighted Assets)
Actual	$79,595	10.71%	$74,730	11.05%
For Capital Adequacy Purposes	44,585	6.00	27,043	4.00
To Be Well Capitalized	59,446	8.00	40,565	6.00
Total Capital (to Risk-weighted Assets)
Actual	$88,522	11.91%	$83,183	12.30%
For Capital Adequacy Purposes	59,446	8.00	54,086	8.00
To Be Well Capitalized	74,308	10.00	67,608	10.00
Tier I Capital (to Average Assets)
Actual	$79,595	8.62%	$74,730	8.50%
For Capital Adequacy Purposes	36,944	4.00	35,175	4.00
To Be Well Capitalized	46,181	5.00	43,968	5.00

Luzerne Bank's capital ratios as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$30,362	9.59%	$—	—%
For Capital Adequacy Purposes	14,242	4.50	—	—
To Be Well Capitalized	20,571	6.50	—	—
Tier I Capital (to Risk-weighted Assets)
Actual	$30,362	9.59%	$112,290	11.51%
For Capital Adequacy Purposes	18,989	6.00	39,010	4.00
To Be Well Capitalized	25,318	8.00	58,514	6.00
Total Capital (to Risk-weighted Assets)
Actual	$32,735	10.34%	$123,371	12.65%
For Capital Adequacy Purposes	25,318	8.00	78,019	8.00
To Be Well Capitalized	31,648	10.00	97,524	10.00
Tier I Capital (to Average Assets)
Actual	$30,362	9.17%	$112,290	9.27%
For Capital Adequacy Purposes	13,246	4.00	48,476	4.00
To Be Well Capitalized	16,558	5.00	60,595	5.00

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III.  The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.  The new minimum capital requirements were effective beginning on January 1, 2015.  The capital contribution buffer requirements phase in over a three-

year period beginning January 1, 2016. The Company and the Banks will continue to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Banks.

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

The following liquidity measures are monitored for compliance and were within the limits cited at June 30, 2015:

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

Management monitors the Company’s liquidity on both a long and short-term basis, thereby providing management necessary information to react to current balance sheet trends.  Cash flow needs are assessed and sources of funds are determined.  Funding strategies consider both customer needs and economical cost.  Both short and long-term funding needs are addressed by maturities and sales of available for sale and trading investment securities, loan repayments and maturities, and liquidating money market investments such as federal funds sold.  The use of these resources, in conjunction with access to credit provides core funding to satisfy depositor, borrower, and creditor needs.

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a total current maximum borrowing capacity at the FHLB of $486,018,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $35,510,000.  Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $117,760,000 as of June 30, 2015.

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

The Company currently maintains a GAP position of being asset sensitive.  The Company has strategically taken this position as it has decreased the duration of the earning asset portfolio by adding quality short and intermediate term loans such as home equity loans and the selling of long-term municipal bonds.  Lengthening of the liability portfolio is being undertaken to build protection in a rising rate environment.

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

The following is a rate shock forecast for the twelve month period ending June 30, 2016 assuming a static balance sheet as of June 30, 2015.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$36,366	$38,456	$40,534	$42,015	$43,450	$44,610	$45,487
Change from static	(4,168)	(2,078)	—	1,481	2,916	4,076	4,953
Percent change from static	-10.28%	-5.13%	—	3.65%	7.19%	10.06%	12.22%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1 - April 30, 2015)	9,836	$45.04	9,836	445,316
Month #2 (May 1 - May 31, 2015)	12,713	43.17	12,713	432,603
Month #3 (June 1 - June 30, 2015)	8,485	43.08	8,485	424,118

On April 16, 2015, the Board of Directors extended the previously approved authorization to repurchase up to 482,000 shares, or approximately 10%, of the outstanding shares of the Company for an additional year to April 30, 2016.  As of June 30, 2015 there have been 57,882 shares repurchased under this plan.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2015 and December 31, 2014; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) the Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2015 and 2014; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	August 10, 2015	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2015	/s/ Brian L. Knepp
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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2015 and December 31, 2014; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) the Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2015 and 2014; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.