Form 10-Q
period 2015-09-30
PENNS WOODS BANCORP INC
filed 2015-11-09
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2015.

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

On November 1, 2015 there were 4,746,728 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
(In Thousands, Except Share Data)	2015	2014
ASSETS:
Noninterest-bearing balances	$17,304	$19,403
Interest-bearing balances in other financial institutions	951	505
Total cash and cash equivalents	18,255	19,908

Investment securities, available for sale, at fair value	202,593	232,213
Investment securities, trading	63	—
Loans held for sale	1,029	550
Loans	1,001,653	915,579
Allowance for loan losses	(11,489)	(10,579)
Loans, net	990,164	905,000
Premises and equipment, net	21,433	21,109
Accrued interest receivable	4,093	3,912
Bank-owned life insurance	26,499	25,959
Investment in limited partnerships	1,064	1,560
Goodwill	17,104	17,104
Intangibles	1,316	1,456
Deferred tax asset	8,618	8,101
Other assets	7,061	8,139
TOTAL ASSETS	$1,299,292	$1,245,011

LIABILITIES:
Interest-bearing deposits	$756,953	$738,041
Noninterest-bearing deposits	247,848	243,378
Total deposits	1,004,801	981,419

Short-term borrowings	51,690	40,818
Long-term borrowings	91,051	71,176
Accrued interest payable	460	381
Other liabilities	15,713	15,250
TOTAL LIABILITIES	1,163,715	1,109,044

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,004,372 and 5,002,649 shares issued	41,702	41,688
Additional paid-in capital	49,959	49,896
Retained earnings	56,523	53,107
Accumulated other comprehensive loss:
Net unrealized gain on available for sale securities	1,418	2,930
Defined benefit plan	(4,518)	(4,597)
Treasury stock at cost, 254,144 and 197,834 shares	(9,507)	(7,057)
TOTAL SHAREHOLDERS’ EQUITY	135,577	135,967
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,299,292	$1,245,011

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2015	2014	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$9,862	$9,298	$28,937	$27,023
Investment securities:
Taxable	829	1,198	2,728	4,062
Tax-exempt	676	837	2,187	2,660
Dividend and other interest income	156	127	597	401
TOTAL INTEREST AND DIVIDEND INCOME	11,523	11,460	34,449	34,146
INTEREST EXPENSE:
Deposits	800	748	2,328	2,247
Short-term borrowings	31	5	78	32
Long-term borrowings	458	489	1,476	1,431
TOTAL INTEREST EXPENSE	1,289	1,242	3,882	3,710
NET INTEREST INCOME	10,234	10,218	30,567	30,436
PROVISION FOR LOAN LOSSES	520	460	1,820	1,245
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,714	9,758	28,747	29,191
NON-INTEREST INCOME:
Service charges	621	620	1,772	1,822
Net securities gains, available for sale	526	2,145	1,713	3,025
Net securities losses, trading	(33)	—	(37)	—
Bank-owned life insurance	182	185	541	736
Gain on sale of loans	524	602	1,305	1,313
Insurance commissions	185	212	623	915
Brokerage commissions	297	282	836	804
Other	835	878	2,701	2,449
TOTAL NON-INTEREST INCOME	3,137	4,924	9,454	11,064
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,302	4,126	13,073	12,796
Occupancy	529	547	1,721	1,729
Furniture and equipment	686	591	1,924	1,910
Pennsylvania shares tax	244	232	711	738
Amortization of investment in limited partnerships	165	165	496	496
Federal Deposit Insurance Corporation deposit insurance	209	193	654	572
Marketing	160	144	434	380
Intangible amortization	73	82	235	263
Other	2,162	2,233	6,171	6,494
TOTAL NON-INTEREST EXPENSE	8,530	8,313	25,419	25,378
INCOME BEFORE INCOME TAX PROVISION	4,321	6,369	12,782	14,877
INCOME TAX PROVISION	957	1,576	2,630	3,152
NET INCOME	$3,364	$4,793	$10,152	$11,725
EARNINGS PER SHARE - BASIC AND DILUTED	$0.71	$0.99	$2.12	$2.43
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,761,576	4,820,346	4,780,776	4,820,041
DIVIDENDS DECLARED PER SHARE	$0.47	$0.47	$1.41	$1.41

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Net Income	$3,364	$4,793	$10,152	$11,725
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	592	863	(579)	10,121
Tax effect	(201)	(293)	198	(3,442)
Net realized gain included in net income	(526)	(2,145)	(1,713)	(3,025)
Tax effect	179	729	582	1,029
Amortization of unrecognized pension and post-retirement items	39	—	119	—
Tax effect	(13)	—	(40)	—
Total other comprehensive income (loss)	70	(846)	(1,433)	4,683
Comprehensive income	$3,434	$3,947	$8,719	$16,408

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2013	4,999,929	$41,665	$49,800	$47,554	$(4,894)	$(6,310)	$127,815
Net income				11,725			11,725
Other comprehensive income					4,683		4,683
Dividends declared, ($1.41 per share)				(6,797)			(6,797)
Common shares issued for employee stock purchase plan	2,043	17	71				88
Purchase of treasury stock (11,744 shares)						(510)	(510)
Balance, September 30, 2014	5,001,972	$41,682	$49,871	$52,482	$(211)	$(6,820)	$137,004

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2014	5,002,649	$41,688	$49,896	$53,107	$(1,667)	$(7,057)	$135,967
Net income				10,152			10,152
Other comprehensive loss					(1,433)		(1,433)
Dividends declared, ($1.41 per share)				(6,736)			(6,736)
Common shares issued for employee stock purchase plan	1,723	14	63				77
Purchase of treasury stock (56,310 shares)						(2,450)	(2,450)
Balance, September 30, 2015	5,004,372	$41,702	$49,959	$56,523	$(3,100)	$(9,507)	$135,577

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2015	2014
OPERATING ACTIVITIES:
Net Income	$10,152	$11,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,478	2,351
Amortization of intangible assets	235	263
Provision for loan losses	1,820	1,245
Accretion and amortization of investment security discounts and premiums	644	509
Net securities gains, available for sale	(1,713)	(3,025)
Originations of loans held for sale	(41,762)	(38,703)
Proceeds of loans held for sale	42,588	40,040
Gain on sale of loans	(1,305)	(1,313)
Net securities losses, trading	37	—
Proceeds from the sale of trading securities	490	—
Purchases of trading securities	(590)	—
Earnings on bank-owned life insurance	(541)	(736)
Decrease in deferred tax asset	262	440
Other, net	(1,486)	309
Net cash provided by operating activities	11,309	13,105
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	43,051	98,815
Proceeds from calls and maturities of available for sale securities	14,832	5,731
Purchases of available for sale securities	(26,916)	(39,774)
Net increase in loans	(87,324)	(74,874)
Acquisition of premises and equipment	(1,491)	(2,459)
Proceeds from the sale of foreclosed assets	1,613	534
Purchase of bank-owned life insurance	(30)	(30)
Proceeds from bank-owned life insurance death benefit	—	367
Proceeds from redemption of regulatory stock	8,801	1,654
Purchases of regulatory stock	(10,518)	(1,837)
Net cash used for investing activities	(57,982)	(11,873)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	18,912	915
Net increase in noninterest-bearing deposits	4,470	15,211
Proceeds from long-term borrowings	30,625	—
Repayment of long-term borrowings	(10,750)	—
Net increase (decrease) in short-term borrowings	10,872	(9,503)
Dividends paid	(6,736)	(6,797)
Issuance of common stock	77	88
Purchases of treasury stock	(2,450)	(510)
Net cash provided by (used for) provided by financing activities	45,020	(596)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,653)	636
CASH AND CASH EQUIVALENTS, BEGINNING	19,908	24,606
CASH AND CASH EQUIVALENTS, ENDING	$18,255	$25,242

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,803	$3,704
Income taxes paid	2,000	2,415
Transfer of loans to foreclosed real estate	340	352

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

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component as of September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(In Thousands)	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$1,374	$(4,544)	$(3,170)	$3,360	$(2,725)	$635
Other comprehensive income before reclassifications	391	—	391	570	—	570
Amounts reclassified from accumulated other comprehensive (loss) income	(347)	26	(321)	(1,416)	—	(1,416)
Net current-period other comprehensive income (loss)	44	26	70	(846)	—	(846)
Ending balance	$1,418	$(4,518)	$(3,100)	$2,514	$(2,725)	$(211)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$2,930	$(4,597)	$(1,667)	$(2,169)	$(2,725)	$(4,894)
Other comprehensive (loss) income before reclassifications	(381)	—	(381)	6,679	—	6,679
Amounts reclassified from accumulated other comprehensive (loss) income	(1,131)	79	(1,052)	(1,996)	—	(1,996)
Net current-period other comprehensive (loss) income	(1,512)	79	(1,433)	4,683	—	4,683
Ending balance	$1,418	$(4,518)	$(3,100)	$2,514	$(2,725)	$(211)

The reclassifications out of accumulated other comprehensive income (loss) as of September 30, 2015 and 2014 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net unrealized gain on available for sale securities	$526	$2,145	Net securities gains, available for sale
Income tax effect	(179)	(729)	Income tax provision
Total reclassifications for the period	$347	$1,416	Net of tax

Net unrecognized pension costs	$(39)	$—	Salaries and employee benefits
Income tax effect	13	—	Income tax provision
Total reclassifications for the period	$(26)	$—	Net of tax

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statement of Income
	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Net unrealized gain on available for sale securities	$1,713	$3,025	Net securities gains, available for sale
Income tax effect	(582)	(1,029)	Income tax provision
Total reclassifications for the period	$1,131	$1,996	Net of tax

Net unrecognized pension costs	$(119)	$—	Salaries and employee benefits
Income tax effect	40	—	Income tax provision
Total reclassifications for the period	$(79)	$—	Net of tax

Note 3.  Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This update did not have an impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor, and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. The Company has provided the necessary disclosures in Note 6. Loans.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The updates core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operation.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This update did not have an impact on the Company’s financial statements.

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

In August 2014, the FASB issued ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this update require that a mortgage loan be de-recognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This update did not have an impact on the Company’s financial statements.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contract with Customers (Topic 606). The amendments in this update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is evaluating the effect of adopting this new accounting update.

In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. This update is not expected to have a significant impact on the Company’s financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This update is not expected to have a significant impact on the Company’s financial statements.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share.  There are 38,750 stock options outstanding, however, since the strike price of $42.03 is greater than the market price the options are not included in the denominator when calculating basic and dilutive earnings per share. Net income as presented on the consolidated statement of income will be used as the numerator.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive earnings per share computation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common shares issued	5,003,979	5,001,505	5,003,396	5,000,827
Average treasury stock shares	(242,403)	(181,159)	(222,620)	(180,786)
Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	4,761,576	4,820,346	4,780,776	4,820,041

Note 5. Investment Securities

The amortized cost and fair values of investment securities available for sale at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$3,588	$—	$(21)	$3,567
Mortgage-backed securities	10,261	337	(21)	10,577
Asset-backed securities	2,086	—	(27)	2,059
State and political securities	90,029	1,999	(391)	91,637
Other debt securities	79,030	1,084	(1,272)	78,842
Total debt securities	184,994	3,420	(1,732)	186,682
Financial institution equity securities	10,362	943	(32)	11,273
Other equity securities	5,089	11	(462)	4,638
Total equity securities	15,451	954	(494)	15,911
Total investment securities AFS	$200,445	$4,374	$(2,226)	$202,593

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$3,953	$—	$(112)	$3,841
Mortgage-backed securities	12,240	485	(28)	12,697
Asset-backed securities	2,468	27	(3)	2,492
State and political securities	104,820	3,885	(589)	108,116
Other debt securities	89,911	1,031	(1,299)	89,643
Total debt securities	213,392	5,428	(2,031)	216,789
Financial institution equity securities	8,823	1,110	(18)	9,915
Other equity securities	5,558	79	(128)	5,509
Total equity securities	14,381	1,189	(146)	15,424
Total investment securities AFS	$227,773	$6,617	$(2,177)	$232,213

The amortized cost and fair values of trading investment securities at September 30, 2015 are as follows. There were no trading securities at December 31, 2014.

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Trading
Financial institution equity securities	$78	$—	$(15)	$63
Total equity securities	78	—	(15)	63
Total trading securities	$78	$—	$(15)	$63

Total net unrealized losses of $15,000 and net realized losses of $22,000 for the nine months ended September 30, 2015 were included in the Consolidated Statement of Income.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014.

	September 30, 2015
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS)
U.S. Government and agency securities	$—	$—	$3,567	$(21)	$3,567	$(21)
Mortgage-backed securities	3,808	(21)	—	—	3,808	(21)
Asset-backed securities	1,693	(24)	366	(3)	2,059	(27)
State and political securities	6,115	(97)	1,529	(294)	7,644	(391)
Other debt securities	21,901	(301)	20,037	(971)	41,938	(1,272)
Total debt securities	33,517	(443)	25,499	(1,289)	59,016	(1,732)
Financial institution equity securities	306	(32)	—	—	306	(32)
Other equity securities	3,039	(330)	1,027	(132)	4,066	(462)
Total equity securities	3,345	(362)	1,027	(132)	4,372	(494)
Total investment securities AFS	$36,862	$(805)	$26,526	$(1,421)	$63,388	$(2,226)

	December 31, 2014
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS)
U.S. Government and agency securities	$—	$—	$3,841	$(112)	$3,841	$(112)
Mortgage-backed securities	6,741	(28)	—	—	6,741	(28)
Asset-backed securities	—	—	519	(3)	519	(3)
State and political securities	8,243	(14)	6,382	(575)	14,625	(589)
Other debt securities	23,174	(718)	29,266	(581)	52,440	(1,299)
Total debt securities	38,158	(760)	40,008	(1,271)	78,166	(2,031)
Financial institution equity securities	407	(18)	—	—	407	(18)
Other equity securities	1,837	(100)	773	(28)	2,610	(128)
Total equity securities	2,244	(118)	773	(28)	3,017	(146)
Total investment securities AFS	$40,402	$(878)	$40,781	$(1,299)	$81,183	$(2,177)

At September 30, 2015 there were a total of 43 securities in a continuous unrealized loss position for less than twelve months and 18 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at September 30, 2015, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,059	$1,062
Due after one year to five years	47,357	48,184
Due after five years to ten years	90,859	90,528
Due after ten years	45,719	46,908
Total	$184,994	$186,682

Total gross proceeds from sales of securities available for sale were $43,051,000 and $98,815,000 for the nine months ended September 30, 2015 and 2014, respectively.

The following table represents gross realized gains and losses within the available for sale portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Gross realized gains:
U.S. Government and agency securities	$—	$—	$—	$49
Mortgage-backed securities	—	13	—	89
State and political securities	511	1,361	1,257	2,093
Other debt securities	14	149	273	611
Financial institution equity securities	1	582	163	710
Other equity securities	—	86	132	205
Total gross realized gains	$526	$2,191	$1,825	$3,757

Gross realized losses:
U.S. Government and agency securities	$—	$—	$—	$45
State and political securities	—	9	22	412
Other debt securities	—	37	47	209
Other equity securities	—	—	43	66
Total gross realized losses	$—	$46	$112	$732

The following table represents gross realized gains and losses within the trading portfolios:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Gross realized gains:
Financial institution equity securities	—	—	2	—
Other equity securities	2	—	3	—
Total gross realized gains	$2	$—	$5	$—

Gross realized losses:
Financial institution equity securities	12	—	15	—
Other equity securities	23	—	27	—
Total gross realized losses	$35	$—	$42	$—

There were no impairment charges included in gross realized losses for the three and nine months ended September 30, 2015 and 2014, respectively.

Investment securities with a carrying value of approximately $157,933,000 and $128,501,000 at September 30, 2015 and December 31, 2014, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

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

The following table presents the related aging categories of loans, by segment, as of September 30, 2015 and December 31, 2014:

	September 30, 2015
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$139,621	$209	$—	$152	$139,982
Real estate mortgage:
Residential	506,229	3,222	99	747	510,297
Commercial	293,894	366	—	6,696	300,956
Construction	23,709	—	—	899	24,608
Installment loans to individuals	26,695	401	—	15	27,111
	990,148	$4,198	$99	$8,509	1,002,954
Net deferred loan fees and discounts	(1,301)				(1,301)
Allowance for loan losses	(11,489)				(11,489)
Loans, net	$977,358				$990,164

	December 31, 2014
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$122,624	$773	$—	$759	$124,156
Real estate mortgage:
Residential	450,503	6,078	332	847	457,760
Commercial	279,731	1,819	54	9,744	291,348
Construction	21,485	—	—	511	21,996
Installment loans to individuals	21,125	383	1	—	21,509
	895,468	$9,053	$387	$11,861	916,769
Net deferred loan fees and discounts	(1,190)				(1,190)
Allowance for loan losses	(10,579)				(10,579)
Loans, net	$883,699				$905,000

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon the acquisition of Luzerne Bank on June 1, 2013, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and September 30, 2015.  The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.  The carrying value of purchased loans acquired with deteriorated credit quality was $444,000 at September 30, 2015.

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

The amortizable yield for purchased credit-impaired loans was fully amortized during 2014. Changes in the amortizable yield for purchased credit-impaired loans were as follows for the nine months ended September 30, 2014:

(In Thousands)	September 30, 2014
Balance at beginning of period or at acquisition	$35
Accretion	(12)
Balance at end of period	$23

The following table presents additional information regarding loans acquired in the Luzerne Bank transaction with specific evidence of deterioration in credit quality:

(In Thousands)	September 30, 2015	December 31, 2014
Outstanding balance	$444	$449
Carrying amount	344	349

There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and September 30, 2015. There has been no allowance for loan losses recorded for acquired loans with specific evidence of deterioration in credit quality as of September 30, 2015.

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$3	$—	$17	$20
Real estate mortgage:
Residential	12	8	31	8
Commercial	77	12	147	66
Construction	15	17	18	—
	$107	$37	$213	$94

	Nine Months Ended September 30,
	2015		2014
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$17	$8	$34	$21
Real estate mortgage:
Residential	33	27	38	17
Commercial	248	47	422	152
Construction	45	53	53	—
	$343	$135	$547	$190

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$403	$403	$—
Real estate mortgage:
Residential	1,397	1,397	—
Commercial	4,584	4,634	—
Construction	610	610	—
	6,994	7,044	—
With an allowance recorded:
Commercial, financial, and agricultural	53	53	21
Real estate mortgage:
Residential	1,195	1,308	231
Commercial	9,926	9,926	1,570
Construction	298	298	58
	11,472	11,585	1,880
Total:
Commercial, financial, and agricultural	456	456	21
Real estate mortgage:
Residential	2,592	2,705	231
Commercial	14,510	14,560	1,570
Construction	908	908	58
	$18,466	$18,629	$1,880

	December 31, 2014
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$439	$439	$—
Real estate mortgage:
Residential	139	139	—
Commercial	3,228	3,228	—
Construction	716	716	—
	4,522	4,522	—
With an allowance recorded:
Commercial, financial, and agricultural	673	673	298
Real estate mortgage:
Residential	1,327	1,449	147
Commercial	10,745	10,889	1,581
Construction	309	309	67
	13,054	13,320	2,093
Total:
Commercial, financial, and agricultural	1,112	1,112	298
Real estate mortgage:
Residential	1,466	1,588	147
Commercial	13,973	14,117	1,581
Construction	1,025	1,025	67
	$17,576	$17,842	$2,093

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended for September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015			2014
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$699	$5	$—	$824	$5	$20
Real estate mortgage:
Residential	2,245	17	14	1,219	18	7
Commercial	14,210	90	35	10,901	34	65
Construction	906	—	17	1,169	8	—
	$18,060	$112	$66	$14,113	$65	$92

	Nine Months Ended September 30,
	2015			2014
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$924	$15	$10	$675	$18	$20
Real estate mortgage:
Residential	1,954	45	31	1,195	32	14
Commercial	14,492	238	71	10,240	95	79
Construction	812	—	53	1,102	10	8
	$18,182	$298	$165	$13,212	$155	$121

Currently, there is $194,000 committed to be advanced in connection with impaired loans.

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

Loan modifications that are considered TDRs completed during the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015			2014
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	2	$116	$116	3	$620	$620
Real estate mortgage:
Residential	6	641	641	1	105	105
Commercial	4	496	496	3	636	636
Construction	—	—	—	—	—	—
	12	$1,253	$1,253	7	$1,361	$1,361

	Nine Months Ended September 30,
	2015			2014
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	4	$213	$213	3	$620	$620
Real estate mortgage:
Residential	12	963	963	1	105	105
Commercial	6	1,013	1,013	3	636	636
Construction	1	398	398	—	—	—
	23	$2,587	$2,587	7	$1,361	$1,361

There were five loan modifications considered to be TDRs made during the twelve months previous to September 30, 2015 that defaulted during the nine months ended September 30, 2015.  The defaulted loan types and recorded investments at September 30, 2015 are as follows: two commercial loan with a recorded investment of $152,000, one commercial real estate loan with a recorded investment of $244,000, and three residential real estate loan with a recorded investment of $183,000. There was one loan modifications considered TDRs made during the twelve months previous to September 30, 2014 that defaulted during the nine months ended September 30, 2014. The loan that defaulted is a commercial real estate loans with a recorded investment of $122,000 at September 30, 2014.

Troubled debt restructurings amounted to $9,895,000 and $11,810,000 as of September 30, 2015 and December 31, 2014.

The amount of foreclosed residential real estate held at September 30, 2015 and December 31, 2014, totaled $104,000 and $324,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2015 and December 31, 2014, totaled $311,000 and $382,000, respectively.

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

The following table presents the credit quality categories identified above as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Totals
Pass	$136,437	$506,904	$270,882	$23,998	$27,111	$965,332
Special Mention	2,694	1,763	14,215	—	—	18,672
Substandard	851	1,630	15,859	610	—	18,950
	$139,982	$510,297	$300,956	$24,608	$27,111	$1,002,954

	December 31, 2014
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Totals
Pass	$118,210	$454,885	$256,444	$20,927	$21,509	$871,975
Special Mention	3,186	2,384	16,262	445	—	22,277
Substandard	2,760	491	18,642	624	—	22,517
	$124,156	$457,760	$291,348	$21,996	$21,509	$916,769

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

Activity in the allowance is presented for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,286	$4,334	$3,869	$548	$237	$991	$11,265
Charge-offs	—	(29)	(294)	—	(47)	—	(370)
Recoveries	23	32	—	3	16	—	74
Provision	(1)	150	305	(187)	39	214	520
Ending Balance	$1,308	$4,487	$3,880	$364	$245	$1,205	$11,489

	Three Months Ended September 30, 2014
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$694	$3,262	$3,394	$718	$198	$545	$8,811
Charge-offs	—	(2)	—	—	(36)	—	(38)
Recoveries	1	6	—	—	10	—	17
Provision	133	157	283	67	64	(244)	460
Ending Balance	$828	$3,423	$3,677	$785	$236	$301	$9,250

	Nine Months Ended September 30, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,124	$3,755	$4,205	$786	$245	$464	$10,579
Charge-offs	(283)	(30)	(743)	(46)	(161)	—	(1,263)
Recoveries	51	69	169	19	45	—	353
Provision	416	693	249	(395)	116	741	1,820
Ending Balance	$1,308	$4,487	$3,880	$364	$245	$1,205	$11,489

	Nine Months Ended September 30, 2014
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$474	$3,917	$4,079	$741	$139	$794	$10,144
Charge-offs	—	(65)	(2,038)	—	(104)	—	(2,207)
Recoveries	12	9	—	—	47	—	68
Provision	342	(438)	1,636	44	154	(493)	1,245
Ending Balance	$828	$3,423	$3,677	$785	$236	$301	$9,250

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at September 30, 2015 and 2014:

	September 30,
	2015	2014
Owners of residential rental properties	16.44%	15.98%
Owners of commercial rental properties	14.17%	14.90%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated
(In Thousands)		Residential	Commercial	Construction			Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$21	$231	$1,570	$58	$—	$—	$1,880
Collectively evaluated for impairment	1,287	4,256	2,310	306	245	1,205	9,609
Total ending allowance balance	$1,308	$4,487	$3,880	$364	$245	$1,205	$11,489

Loans:
Individually evaluated for impairment	$456	$2,248	$14,510	$908	$—		$18,122
Loans acquired with deteriorated credit quality	—	344	—	—	—		344
Collectively evaluated for impairment	139,526	507,705	286,446	23,700	27,111		984,488
Total ending loans balance	$139,982	$510,297	$300,956	$24,608	$27,111		$1,002,954

	December 31, 2014
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated
(In Thousands)		Residential	Commercial	Construction			Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$298	$147	$1,581	$67	$—	$—	$2,093
Collectively evaluated for impairment	826	3,608	2,624	719	245	464	8,486
Total ending allowance balance	$1,124	$3,755	$4,205	$786	$245	$464	$10,579

Loans:
Individually evaluated for impairment	$1,112	$1,117	$13,973	$1,025	$—		$17,227
Loans acquired with deteriorated credit quality	—	349	—	—	—		349
Collectively evaluated for impairment	123,044	456,294	277,375	20,971	21,509		899,193
Total ending loans balance	$124,156	$457,760	$291,348	$21,996	$21,509		$916,769

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Service cost	$16	$140	$48	$420
Interest cost	189	215	567	644
Expected return on plan assets	(246)	(288)	(737)	(865)
Amortization of net loss	39	52	119	157
Net periodic (benefit) cost	$(2)	$119	$(3)	$356

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2014, that it expected to contribute a minimum of $600,000 to its defined benefit plan in 2015.  As of September 30, 2015, there were contributions of $715,000 made to the plan with additional contributions of at least $250,000 anticipated during the remainder of 2015.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the nine months ended September 30, 2015 and 2014, there were 1,723 and 2,043 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2015 and December 31, 2014:

(In Thousands)	September 30, 2015	December 31, 2014
Commitments to extend credit	$237,096	$235,940
Standby letters of credit	5,237	7,490
Credit exposure from the sale of assets with recourse	5,861	3,465
	$248,194	$246,895

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of September 30, 2015 and December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2015
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,567	$—	$3,567
Mortgage-backed securities	—	10,577	—	10,577
Asset-backed securities	—	2,059	—	2,059
State and political securities	—	91,637	—	91,637
Other debt securities	—	78,842	—	78,842
Financial institution equity securities	11,273	—	—	11,273
Other equity securities	4,638	—	—	4,638
Investment securities, trading:
Financial institution equity securities	63	—	—	63
Total assets measured on a recurring basis	$15,974	$186,682	$—	$202,656

	December 31, 2014
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,841	$—	$3,841
Mortgage-backed securities	—	12,697	—	12,697
Asset-backed securities	—	2,492	—	2,492
State and political securities	—	108,116	—	108,116
Other debt securities	—	89,643	—	89,643
Financial institution equity securities	9,915	—	—	9,915
Other equity securities	5,509	—	—	5,509
Total assets measured on a recurring basis	$15,424	$216,789	$—	$232,213

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2015
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$16,586	$16,586
Other real estate owned	—	—	2,128	2,128
Total assets measured on a non-recurring basis	$—	$—	$18,714	$18,714

	December 31, 2014
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$15,483	$15,483
Other real estate owned	—	—	3,241	3,241
Total assets measured on a non-recurring basis	$—	$—	$18,724	$18,724

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$5,468	Discounted cash flow	Temporary reduction in payment amount	0 to (91)%	(10)%
	11,118	Appraisal of collateral	Appraisal adjustments (1)	0 to (20)%	(16)%
Other real estate owned	$2,128	Appraisal of collateral (1)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2014
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$4,749	Discounted cash flow	Temporary reduction in payment amount	0 to (91)%	(12)%
	10,734	Appraisal of collateral	Appraisal adjustments (1)	0 to (44)%	(15)%
Other real estate owned	$3,241	Appraisal of collateral (1)
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

The fair values of the Company’s financial instruments are as follows at September 30, 2015 and December 31, 2014:

	Carrying	Fair	Fair Value Measurements at September 30, 2015
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$18,255	$18,255	$18,255	$—	$—
Investment securities:
Available for sale	202,593	202,593	15,911	186,682	—
Trading	63	63	63	—	—
Loans held for sale	1,029	1,029	1,029	—	—
Loans, net	990,164	1,003,067	—	—	1,003,067
Bank-owned life insurance	26,499	26,499	26,499	—	—
Accrued interest receivable	4,093	4,093	4,093	—	—

Financial liabilities:
Interest-bearing deposits	$756,953	$741,465	$520,278	$—	$221,187
Noninterest-bearing deposits	247,848	247,848	247,848	—	—
Short-term borrowings	51,690	51,690	51,690	—	—
Long-term borrowings	91,051	92,773	—	—	92,773
Accrued interest payable	460	460	460	—	—

	Carrying	Fair	Fair Value Measurements at December 31, 2014
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$19,908	$19,908	$19,908	$—	$—
Investment securities:
Available for sale	232,213	232,213	15,424	216,789	—
Loans held for sale	550	550	550	—	—
Loans, net	905,000	916,597	—	—	916,597
Bank-owned life insurance	25,959	25,959	25,959	—	—
Accrued interest receivable	3,912	3,912	3,912	—	—

Financial liabilities:
Interest-bearing deposits	$738,041	$722,724	$506,875	$—	$215,849
Noninterest-bearing deposits	243,378	243,378	243,378	—	—
Short-term borrowings	40,818	40,818	40,818	—	—
Long-term borrowings	71,176	73,084	—	—	73,084
Accrued interest payable	381	381	381	—	—

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

Note 12.  Stock Options

In 2014, the Company adopted the 2014 Equity Incentive Plan designed to help the Company attract, retain, and motivate employees and non-employee directors. Incentive stock options, non-qualified stock options, and restricted stock may be granted as part of the plan.

On August 27, 2015, the Company issued 38,750 stock options to a group of employees. Each option granted has a strike price of $42.03 and is exercisable only after five years following the date of the grant of such options. The options expire ten years following the date of the grant of such options.

Note 13.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company cautions readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the  increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (vi) the Risk Factors identified in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and in other filings made by the Company under the Securities Exchange Act of 1934.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

Summary Results

Net income for the three months ended September 30, 2015 was $3,364,000 compared to $4,793,000 for the same period of 2014 as after-tax securities gains decreased $1,091,000 (from a gain of $1,416,000 to a gain of $325,000).  Basic and diluted earnings per share for the three months ended September 30, 2015 and 2014 were $0.71 and $0.99, respectively.  Return on average assets and return on average equity were 1.04% and 9.89% for the three months ended September 30, 2015 compared to 1.56% and 13.95% for the corresponding period of 2014.  Net income from core operations (“operating earnings”) decreased to $3,039,000 for the three months ended September 30, 2015 compared to $3,377,000 for the same period of 2014.  Operating earnings per share for the three months ended September 30, 2015 and 2014 were $0.64 and $0.70, respectively.

The nine months ended September 30, 2015 generated net income of $10,152,000 compared to $11,725,000 for the same period of 2014. Comparable results were impacted by a decrease in after-tax securities gains of $891,000 (from a gain of $1,997,000 to a gain of $1,106,000). In addition, a gain of $174,000 on death benefit related to bank owned life insurance was recorded during the nine months ended September 30, 2014. Earnings per share, basic and dilutive, for the nine months ended September 30, 2015 were $2.12 compared to $2.43 for the comparable period of 2014. Return on average assets and return on average equity were 1.06% and 9.90% for the nine months ended September 30, 2015 compared to 1.28% and 11.63% for the corresponding period of 2014. Operating earnings decreased to $9,046,000 for the nine months ended September 30, 2015 compared to $9,554,000 for the same period of 2014. Operating earnings per share for the nine months ended September 30, 2015 were $1.89 basic and dilutive compared to $1.98 basic and dilutive for the nine months ended September 30, 2014.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
GAAP net income	$3,364	$4,793	$10,152	$11,725
Less: net securities and bank-owned life insurance gains, net of tax	325	1,416	1,106	2,171
Non-GAAP operating earnings	$3,039	$3,377	$9,046	$9,554

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Return on average assets (ROA)	1.04%	1.56%	1.06%	1.28%
Less: net securities and bank-owned life insurance gains, net of tax	0.10%	0.46%	0.12%	0.24%
Non-GAAP operating ROA	0.94%	1.10%	0.94%	1.04%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Return on average equity (ROE)	9.89%	13.95%	9.90%	11.63%
Less: net securities and bank-owned life insurance gains, net of tax	0.95%	4.12%	1.08%	2.16%
Non-GAAP operating ROE	8.94%	9.83%	8.82%	9.47%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic earnings per share (EPS)	$0.71	$0.99	$2.12	$2.43
Less: net securities and bank-owned life insurance gains, net of tax	0.07	0.29	0.23	0.45
Non-GAAP basic operating EPS	$0.64	$0.70	$1.89	$1.98

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Dilutive EPS	$0.71	$0.99	$2.12	$2.43
Less: net securities and bank-owned life insurance gains, net of tax	0.07	0.29	0.23	0.45
Non-GAAP dilutive operating EPS	$0.64	$0.70	$1.89	$1.98

Interest and Dividend Income

Interest and dividend income for the three months ended September 30, 2015 increased to $11,523,000 compared to $11,460,000 for the same period of 2014.  Loan portfolio income increased as the impact of portfolio growth, due primarily to an increase in home equity products, offset a reduction in yield of 27 basis points (“bp”) due to the competitive landscape and the continued low rate environment that is impacting new loan rates as well as the variable rate segment of the loan portfolio.  The loan portfolio income increase was offset by a decrease in investment portfolio interest due to a decline in the average taxable equivalent yield of 30 bp as the duration in the investment portfolio continues to be shortened in order to reduce interest rate and market risk in the future. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years. To offset the revenue impact of the declining asset yields, a focus has been placed on increasing earning assets by adding quality short and intermediate term loans such as home equity loans, even though these new earning assets are at lower yields than legacy assets.

During the nine months ended September 30, 2015, interest and dividend income was $34,449,000, an increase of $303,000 over the same period in 2014. Interest income on the loan portfolio increased as the growth in the portfolio was countered by a 26 bp decline in average yield. The investment portfolio interest income decreased as the portfolio size was decreased in order to reduce interest rate and market risk, while the yield on the investment portfolio declined 21 bp.

Interest and dividend income composition for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended
	September 30, 2015		September 30, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$9,862	85.59%	$9,298	81.14%	$564	6.07%
Investment securities:
Taxable	829	7.19	1,198	10.45	(369)	(30.80)
Tax-exempt	676	5.87	837	7.30	(161)	(19.24)
Dividend and other interest income	156	1.35	127	1.11	29	22.83
Total interest and dividend income	$11,523	100.00%	$11,460	100.00%	$63	0.55%

	Nine Months Ended
	September 30, 2015		September 30, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$28,937	84.00%	$27,023	79.14%	$1,914	7.08%
Investment securities:
Taxable	2,728	7.92	4,062	11.90	(1,334)	(32.84)
Tax-exempt	2,187	6.35	2,660	7.79	(473)	(17.78)
Dividend and other interest income	597	1.73	401	1.17	196	48.88
Total interest and dividend income	$34,449	100.00%	$34,146	100.00%	$303	0.89%

Interest Expense

Interest expense for the three months ended September 30, 2015 increased $47,000 to $1,289,000 compared to $1,242,000 for the same period of 2014.  The increase in interest expense is primarily associated with the lengthening of the time deposit portfolio as part of a strategy to build balance sheet protection in a rising rate environment, coupled with an increase in short term borrowing utilization.

Interest expense for the nine months ended September 30, 2015 increased 4.64% from the same period of 2014. The reasons noted for the increase in interest expense for the three month period comparison also apply to the six month period.

Interest expense composition for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended
	September 30, 2015		September 30, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$800	62.07%	$748	60.23%	$52	6.95%
Short-term borrowings	31	2.40	5	0.40	26	520.00
Long-term borrowings	458	35.53	489	39.37	(31)	(6.34)
Total interest expense	$1,289	100.00%	$1,242	100.00%	$47	3.78%

	Nine Months Ended
	September 30, 2015		September 30, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,328	59.97%	$2,247	60.57%	$81	3.60%
Short-term borrowings	78	2.01	32	0.86	46	143.75
Long-term borrowings	1,476	38.02	1,431	38.57	45	3.14
Total interest expense	$3,882	100.00%	$3,710	100.00%	$172	4.64%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended September 30, 2015 was 3.55% compared to 3.78% for the corresponding period of 2014.  The decline in the net interest margin was driven by a decreasing yield on the loan and investment portfolios due to the continued low rate environment. The impact of the declining earning asset yield and decreasing investment portfolio balance was partially offset by a 13.33% growth in the balance of the average loan portfolio from September 30, 2014 to September 30, 2015 resulting in net interest income on a taxable equivalent basis remaining flat compared to the comparable three month period of 2014. The primary funding for the loan growth was an increase in borrowings and core deposits. These deposits represent a lower cost funding source than time deposits and comprise 78.02% of total deposits at September 30, 2015 compared to 77.90% at September 30, 2014. Limiting the positive impact on the net interest margin caused by the growth in core deposits was the lengthening of the time deposit portfolio coupled with additional FHLB long-term borrowings as part of our strategy to prepare the balance sheet for a rising rate environment.

The NIM for the nine months ended September 30, 2015 was 3.63% compared to 3.84% for the same period of 2014. The impact of the items mentioned in the three month discussion also applies to the nine months ended.

The following is a schedule of average balances and associated yields for the three and nine months ended September 30, 2015 and 2014:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$43,562	$423	3.85%	$30,567	$337	4.38%
All other loans	947,665	9,583	4.01%	844,062	9,076	4.27%
Total loans	991,227	10,006	4.00%	874,629	9,413	4.27%

Federal funds sold	—	—	—%	—	—	—%

Taxable securities	125,618	982	3.13%	153,280	1,319	3.44%
Tax-exempt securities	80,535	1,024	5.09%	93,825	1,268	5.41%
Total securities	206,153	2,006	3.89%	247,105	2,587	4.19%

Interest-bearing deposits	3,216	3	0.37%	11,140	6	0.21%

Total interest-earning assets	1,200,596	12,015	3.98%	1,132,874	12,006	4.21%

Other assets	97,363			97,596

Total assets	$1,297,959			$1,230,470

Liabilities and shareholders’ equity:
Savings	$143,353	14	0.04%	$141,558	16	0.04%
Super Now deposits	193,659	126	0.26%	181,011	142	0.31%
Money market deposits	210,029	145	0.27%	212,377	145	0.27%
Time deposits	219,306	515	0.93%	219,257	445	0.81%
Total interest-bearing deposits	766,347	800	0.41%	754,203	748	0.39%

Short-term borrowings	40,801	31	0.30%	21,250	12	0.22%
Long-term borrowings	81,880	458	2.19%	71,202	482	2.65%
Total borrowings	122,681	489	1.56%	92,452	494	2.09%

Total interest-bearing liabilities	889,028	1,289	0.57%	846,655	1,242	0.58%

Demand deposits	256,264			233,415
Other liabilities	16,619			12,926
Shareholders’ equity	136,048			137,474

Total liabilities and shareholders’ equity	$1,297,959			$1,230,470
Interest rate spread			3.41%			3.63%
Net interest income/margin		$10,726	3.55%		$10,764	3.78%

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

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$39,901	$1,194	4.00%	$28,042	$929	4.43%
All other loans	920,675	28,149	4.09%	813,859	26,410	4.34%
Total loans	960,576	29,343	4.08%	841,901	27,339	4.34%

Federal funds sold	—	—	—%	228	—	—%

Taxable securities	133,191	3,316	3.32%	168,376	4,435	3.51%
Tax-exempt securities	85,263	3,314	5.18%	96,503	4,030	5.57%
Total securities	218,454	6,630	4.05%	264,879	8,465	4.26%

Interest-bearing deposits	4,500	9	0.27%	11,364	28	0.33%

Total interest-earning assets	1,183,530	35,982	4.06%	1,118,372	35,832	4.28%

Other assets	97,151			102,001

Total assets	$1,280,681			$1,220,373

Liabilities and shareholders’ equity:
Savings	$142,812	43	0.04%	$141,057	67	0.06%
Super Now deposits	190,653	379	0.27%	182,445	449	0.33%
Money market deposits	208,317	424	0.27%	210,346	417	0.27%
Time deposits	218,987	1,482	0.90%	225,615	1,314	0.78%
Total interest-bearing deposits	760,769	2,328	0.41%	759,463	2,247	0.40%

Short-term borrowings	36,111	78	0.29%	18,929	32	0.23%
Long-term borrowings	82,597	1,476	2.36%	71,202	1,431	2.65%
Total borrowings	118,708	1,554	1.73%	90,131	1,463	2.14%

Total interest-bearing liabilities	879,477	3,882	0.59%	849,594	3,710	0.58%

Demand deposits	247,130			222,259
Other liabilities	17,327			14,065
Shareholders’ equity	136,747			134,455

Total liabilities and shareholders’ equity	$1,280,681			$1,220,373
Interest rate spread			3.47%			3.70%
Net interest income/margin		$32,100	3.63%		$32,122	3.84%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Total interest income	$11,523	$11,460	$34,449	$34,146
Total interest expense	1,289	1,242	3,882	3,710
Net interest income	10,234	10,218	30,567	30,436
Tax equivalent adjustment	492	546	1,533	1,686
Net interest income (fully taxable equivalent)	$10,726	$10,764	$32,100	$32,122

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015 vs. 2014			2015 vs. 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$131	$(45)	$86	$313	$(48)	$265
All other loans	1,078	(571)	507	2,611	(872)	1,739
Federal funds sold	—	—	—	—	—	—
Taxable investment securities	(224)	(113)	(337)	(888)	(231)	(1,119)
Tax-exempt investment securities	(172)	(72)	(244)	(447)	(269)	(716)
Interest bearing deposits	(3)	—	(3)	(11)	(8)	(19)
Total interest-earning assets	810	(801)	9	1,578	(1,428)	150

Interest expense:
Savings deposits	—	(2)	(2)	—	(24)	(24)
Super Now deposits	9	(25)	(16)	7	(77)	(70)
Money market deposits	—	—	—	—	7	7
Time deposits	—	70	70	(18)	186	168
Short-term borrowings	14	5	19	35	11	46
Long-term borrowings	65	(89)	(24)	148	(103)	45
Total interest-bearing liabilities	88	(41)	47	172	—	172
Change in net interest income	$722	$(760)	$(38)	$1,406	$(1,428)	$(22)

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2015, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $10,579,000 at December 31, 2014 to $11,489,000 at September 30, 2015.  The increase in the allowance for loan losses was driven by the loan growth and net charge-offs during the nine months ended September 30, 2015 of $910,000.  The majority of the loans charged-off had a specific allowance within the allowance for losses.  At September 30, 2015 and December 31, 2014, the allowance for loan losses to total loans was 1.15% and 1.16%, respectively.

The provision for loan losses totaled $520,000 and $460,000 for the three months ended September 30, 2015 and 2014.  The amount of the provision for loan losses was primarily the result of loan growth.

Nonperforming loans decreasing to $8,608,000 at September 30, 2015 from $12,294,000 at September 30, 2014 is primarily the result of a large commercial real estate loan that was removed from non-accrual status due to improved company performance and a solid payment history.  The ratio of nonperforming loans to total loans was 0.86% and 1.38% at September 30, 2015 and 2014, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 133.47% and 75.24% at September 30, 2015 and 2014, respectively. Internal loan review and analysis coupled with loan growth dictated a provision for loan losses of $1,820,000 for the nine months ended September 30, 2015.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
September 30, 2015	$99	$8,509	$8,608
June 30, 2015	890	8,799	9,689
March 31, 2015	391	10,766	11,157
December 31, 2014	387	11,861	12,248
September 30, 2014	202	12,092	12,294

Non-interest Income

Total non-interest income for the three months ended September 30, 2015 compared to the same period in 2014 decreased $1,787,000 to $3,137,000.  Excluding net securities gains, non-interest income for the three months ended September 30, 2015 decreased $135,000 compared to the same period in 2014.  The decrease in gain on sale of loans was driven by a shift in product mix and distribution channels.  The decrease in other non-interest income is the result of a loss on sale of other real-estate.

Total non-interest income for the nine months ended September 30, 2015 compared to the same period in 2014 decreased $1,610,000. Excluding net securities gains, non-interest income decreased $261,000 compared to the 2014 period. The decrease in bank-owned life insurance is primarily due to a gain on death benefit recorded during the first quarter of 2014. The reasons noted for the three month period comparison also apply to the six month period.

Non-interest income composition for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended
	September 30, 2015		September 30, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$621	19.80%	$620	12.59%	$1	0.16%
Net securities gains, available for sale	526	16.77	2,145	43.55	(1,619)	(75.48)
Net securities losses, trading	(33)	(1.05)	—	—	(33)	(100.00)
Bank-owned life insurance	182	5.80	185	3.76	(3)	(1.62)
Gain on sale of loans	524	16.70	602	12.23	(78)	(12.96)
Insurance commissions	185	5.90	212	4.31	(27)	(12.74)
Brokerage commissions	297	9.47	282	5.73	15	5.32
Other	835	26.61	878	17.83	(43)	(4.90)
Total non-interest income	$3,137	100.00%	$4,924	100.00%	$(1,787)	(36.29)%

	Nine Months Ended
	September 30, 2015		September 30, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,772	18.74%	$1,822	16.47%	$(50)	(2.74)%
Net securities gains, available for sale	1,713	18.12	3,025	27.34	(1,312)	(43.37)
Net securities losses, trading	(37)	(0.39)	—	—	(37)	(100.00)
Bank-owned life insurance	541	5.72	736	6.65	(195)	(26.49)
Gain on sale of loans	1,305	13.80	1,313	11.87	(8)	(0.61)
Insurance commissions	623	6.59	915	8.27	(292)	(31.91)
Brokerage commissions	836	8.84	804	7.27	32	3.98
Other	2,701	28.58	2,449	22.13	252	10.29
Total non-interest income	$9,454	100.00%	$11,064	100.00%	$(1,610)	(14.55)%

Non-interest Expense

Total non-interest expense increased $217,000 for the three months ended September 30, 2015 compared to the same period of 2014.  The increase in salaries and employee benefits is primarily attributable to increases in health insurance.  Furniture and equipment expenses increased primarily due to the construction of a new branch. Other expenses decreased primarily due to decreased expenses related to the integration of Luzerne Bank.

Total non-interest expense for the nine months ended September 30, 2015 compared to the same period in 2014 increased $41,000. The reasons noted for the three month period comparison also apply to the nine month period.

Non-interest expense composition for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended
	September 30, 2015		September 30, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,302	50.43%	$4,126	49.63%	$176	4.27%
Occupancy	529	6.20	547	6.58	(18)	(3.29)
Furniture and equipment	686	8.04	591	7.11	95	16.07
Pennsylvania shares tax	244	2.86	232	2.79	12	5.17
Amortization of investment in limited partnerships	165	1.93	165	1.98	—	—
Federal Deposit Insurance Corporation deposit insurance	209	2.45	193	2.32	16	8.29
Marketing	160	1.88	144	1.73	16	11.11
Intangible amortization	73	0.86	82	0.99	(9)	(10.98)
Other	2,162	25.35	2,233	26.87	(71)	(3.18)
Total non-interest expense	$8,530	100.00%	$8,313	100.00%	$217	2.61%

	Nine Months Ended
	September 30, 2015		September 30, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$13,073	51.43%	$12,796	50.42%	$277	2.16%
Occupancy	1,721	6.77	1,729	6.81	(8)	(0.46)
Furniture and equipment	1,924	7.57	1,910	7.53	14	0.73
Pennsylvania shares tax	711	2.80	738	2.91	(27)	(3.66)
Amortization of investment in limited partnerships	496	1.95	496	1.95	—	—
Federal Deposit Insurance Corporation deposit insurance	654	2.57	572	2.25	82	14.34
Marketing	434	1.71	380	1.50	54	14.21
Intangible amortization	235	0.92	263	1.04	(28)	(10.65)
Other	6,171	24.28	6,494	25.59	(323)	(4.97)
Total non-interest expense	$25,419	100.00%	$25,378	100.00%	$41	0.16%

Provision for Income Taxes

Income taxes decreased $619,000 for the three months ended September 30, 2015 and decreased $522,000 for the nine months ended September 30, 2015 compared to the same periods of 2014.  The primary cause of the decrease in tax expense for the three and months ended September 30, 2015 compared to 2014 is the impact of the decreased pre-tax income. Excluding the impact of the net securities gains, the effective tax rate for the three and nine months ended September 30, 2015 was 20.62% and 18.55% compared to 20.04% and 17.92% for the same period of 2014.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents decreased $1,653,000 from $19,908,000 at December 31, 2014 to $18,255,000 at September 30, 2015 primarily as a result of the following activities during the nine months ended September 30, 2015:

Loans Held for Sale

Activity regarding loans held for sale resulted in originations trailing sales proceeds, less $1,305,000 in realized gains, by $479,000 for the nine months ended September 30, 2015.

Loans

Gross loans increased $86,074,000 since December 31, 2014 due to an increase in commercial, financial, and agricultural loans coupled with an increase in home equity products and auto loans.

The allocation of the loan portfolio, by category, as of September 30, 2015 and December 31, 2014 is presented below:

	September 30, 2015		December 31, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$139,982	13.97%	$124,156	13.56%	$15,826	12.75%
Real estate mortgage:
Residential	510,297	50.94	457,760	50.00	52,537	11.48%
Commercial	300,956	30.05	291,348	31.82	9,608	3.30%
Construction	24,608	2.46	21,996	2.40	2,612	11.87%
Installment loans to individuals	27,111	2.71	21,509	2.35	5,602	26.04%
Net deferred loan fees and discounts	(1,301)	(0.13)	(1,190)	(0.13)	(111)	9.33%
Gross loans	$1,001,653	100.00%	$915,579	100.00%	$86,074	9.40%

The following table shows the amount of accrual and non-accrual TDRs at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$304	$152	$456	$551	$440	$991
Real estate mortgage:
Residential	1,445	293	1,738	697	181	878
Commercial	4,593	2,702	7,295	3,267	6,160	9,427
Construction	8	398	406	514	—	514
	$6,350	$3,545	$9,895	$5,029	$6,781	$11,810

Investments

The fair value of the investment securities portfolio at September 30, 2015 decreased $29,557,000 since December 31, 2014 while the amortized cost of the portfolio decreased $27,250,000.  The decrease in value is the result of the investment portfolio being actively managed in order to reduce interest rate and market risk. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years.  The proceeds of the bond sales are being deployed into loans and intermediate term corporate bonds and short and intermediate term municipal bonds.  The strategy to sell a portion of the long-term bond portfolio does negatively impact current earnings, but this action plays a key role in our long-term asset liability management strategy as the balance sheet is shortened to better prepare for a rising rate environment. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 90% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

The Company considers various factors, which include examples from applicable accounting guidance, when analyzing the available for sale portfolio for possible other than temporary impairment.  The Company primarily considers the following factors in its analysis: length of time and severity of the fair value being less than carrying value; reduction of dividend paid (equities); continued payment of dividend/interest, credit rating, and financial condition of an issuer; intent and ability to hold until anticipated recovery (which may be maturity); and general outlook for the economy, specific industry, and entity in question.

The bond portion of the portfolio review is conducted with emphases on several factors.  Continued payment of principal and interest is given primary importance with credit rating and financial condition of the issuer following as the next most important.  Credit ratings were reviewed with the ratings of the bonds being satisfactory.  Bonds that were not currently rated were discussed with a third party and/or underwent an internal financial review.  The Company also monitors whether each of the investments incurred a decline in fair value from carrying value of at least 20% for twelve consecutive months or a similar decline of at least 50% for three consecutive months.  Each bond is reviewed to determine whether it is a general obligation bond, which is backed by the credit and taxing power of the issuing jurisdiction, or revenue bond, which is only payable from specified revenues.  Based on the review undertaken by the Company, the Company determined that the decline in value of the various bond holdings were temporary and were the result of the general market downturns and interest rate/yield curve changes, not credit issues.  The fact that almost all of such bonds are general obligation bonds further solidified the Company’s determination that the decline in the value of these bond holdings is temporary.

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact stock pricing.  The amortized cost of the available for sale equity securities portfolio has increased $1,070,000 to $15,451,000 at September 30, 2015 from $14,381,000 at December 31, 2014 while the fair value increased $487,000 over the same time period.

The equity portion of the portfolio is reviewed for possible other than temporary impairment in a similar manner to the bond portfolio with greater emphasis placed on the length of time the fair value has been less than the carrying value and financial sector outlook.  The Company also reviews dividend payment activities.  The starting point for the equity analysis is the length and severity of a market price decline.  The Company monitors two primary measures: 20% decline in fair value from carrying value for twelve consecutive months and 50% decline for three consecutive months.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at September 30, 2015 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS)
U.S. Government and agency securities	$—	$—	$—	$—	$3,588	$3,567	$3,588	$3,567
Mortgage-backed securities	10,261	10,577	—	—	—	—	10,261	10,577
Asset-backed securities	2,086	2,059	—	—	—	—	2,086	2,059
State and political securities	87,317	88,920	—	—	2,712	2,717	90,029	91,637
Other debt securities	67,288	67,638	11,742	11,204	—	—	79,030	78,842
Total debt securities AFS	$166,952	$169,194	$11,742	$11,204	$6,300	$6,284	$184,994	$186,682

Financing Activities

Deposits

Total deposits increased $23,382,000 from December 31, 2014 to September 30, 2015.  The growth was led by an increase in NOW deposit accounts from December 31, 2014 to September 30, 2015 of 5.89%.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios.  The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.

Deposit balances and their changes for the periods being discussed follow:

	September 30, 2015		December 31, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$247,848	24.67%	$243,378	24.80%	$4,470	1.84%
NOW accounts	188,444	18.75	177,970	18.13	10,474	5.89
Money market deposits	204,475	20.35	204,535	20.84	(60)	(0.03)
Savings deposits	143,224	14.25	139,278	14.19	3,946	2.83
Time deposits	220,810	21.98	216,258	22.04	4,552	2.10
	$1,004,801	100.00%	$981,419	100.00%	$23,382	2.38%

Borrowed Funds

Total borrowed funds increased 27.45% or $30,747,000 to $142,741,000 at September 30, 2015 compared to $111,994,000 at December 31, 2014.  Short-term and long-term borrowings primarily increased due to an increase in the funding necessary for the growth in the loan portfolio.

	September 30, 2015		December 31, 2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$34,444	24.13%	$26,831	23.96%	$7,613	28.37%
Securities sold under agreement to repurchase	17,246	12.08	13,987	12.49	3,259	23.30
Total short-term borrowings	51,690	36.21	40,818	36.45	10,872	26.64
Long-term borrowings:
Long-term FHLB borrowings	90,625	63.49	70,750	63.17	19,875	28.09
Long-term capital lease	426	0.30	426	0.38	—	—
Total long-term borrowings	91,051	63.79	71,176	63.55	19,875	27.92%
Total borrowed funds	$142,741	100.00%	$111,994	100.00%	$30,747	27.45%

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

The Company's capital ratios as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$120,110	11.14%	$—	—%
For Capital Adequacy Purposes	48,509	4.50	—	—
To Be Well Capitalized	70,068	6.50	—	—
Tier I Capital (to Risk-weighted Assets)
Actual	$120,110	11.14%	$112,290	11.51%
For Capital Adequacy Purposes	64,678	6.00	39,010	4.00
To Be Well Capitalized	86,238	8.00	58,514	6.00
Total Capital (to Risk-weighted Assets)
Actual	$131,840	12.23%	$123,371	12.65%
For Capital Adequacy Purposes	86,238	8.00	78,019	8.00
To Be Well Capitalized	107,797	10.00	97,524	10.00
Tier I Capital (to Average Assets)
Actual	$120,110	9.40%	$112,290	9.27%
For Capital Adequacy Purposes	51,126	4.00	48,476	4.00
To Be Well Capitalized	63,908	5.00	60,595	5.00

Jersey Shore State Bank's capital ratios as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$80,946	10.61%	$—	—%
For Capital Adequacy Purposes	34,336	4.50	—	—
To Be Well Capitalized	49,596	6.50	—	—
Tier I Capital (to Risk-weighted Assets)
Actual	$80,946	10.61%	$74,730	11.05%
For Capital Adequacy Purposes	45,781	6.00	27,043	4.00
To Be Well Capitalized	61,041	8.00	40,565	6.00
Total Capital (to Risk-weighted Assets)	-
Actual	$90,104	11.81%	$83,183	12.30%
For Capital Adequacy Purposes	61,041	8.00	54,086	8.00
To Be Well Capitalized	76,302	10.00	67,608	10.00
Tier I Capital (to Average Assets)
Actual	$80,946	8.61%	$74,730	8.50%
For Capital Adequacy Purposes	37,595	4.00	35,175	4.00
To Be Well Capitalized	46,994	5.00	43,968	5.00

Luzerne Bank's capital ratios as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$30,426	9.77%	$—	—%
For Capital Adequacy Purposes	14,020	4.50	—	—
To Be Well Capitalized	20,251	6.50	—	—
Tier I Capital (to Risk-weighted Assets)
Actual	$30,426	9.77%	$112,290	11.51%
For Capital Adequacy Purposes	18,693	6.00	39,010	4.00
To Be Well Capitalized	24,925	8.00	58,514	6.00
Total Capital (to Risk-weighted Assets)
Actual	$32,795	10.53%	$123,371	12.65%
For Capital Adequacy Purposes	24,925	8.00	78,019	8.00
To Be Well Capitalized	31,156	10.00	97,524	10.00
Tier I Capital (to Average Assets)
Actual	$30,426	9.08%	$112,290	9.27%
For Capital Adequacy Purposes	13,401	4.00	48,476	4.00
To Be Well Capitalized	16,752	5.00	60,595	5.00

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

The following liquidity measures are monitored for compliance and were within the limits cited, except net loans to total deposits, at September 30, 2015:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a total current maximum borrowing capacity at the FHLB of $493,727,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $35,482,000.  Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $125,069,000 as of September 30, 2015.

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

The following is a rate shock forecast for the twelve month period ending September 30, 2016 assuming a static balance sheet as of September 30, 2015.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$35,818	$38,266	$40,604	$42,389	$44,122	$45,552	$46,425
Change from static	(4,786)	(2,338)	—	1,785	3,518	4,948	5,821
Percent change from static	-11.79%	-5.76%	—	4.40%	8.66%	12.19%	14.34%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended September 30, 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1 - July 31, 2015)	—	$—	—	424,118
Month #2 (August 1 - August 31, 2015)	6,138	41.43	6,138	417,980
Month #3 (September 1 - September 30, 2015)	9,528	41.28	9,528	408,452

On April 16, 2015, the Board of Directors extended the previously approved authorization to repurchase up to 482,000 shares, or approximately 10%, of the outstanding shares of the Company for an additional year to April 30, 2016.  As of September 30, 2015 there have been 73,548 shares repurchased under this plan.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2015 and December 31, 2014; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) the Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2015 and 2014; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	November 9, 2015	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2015	/s/ Brian L. Knepp
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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2015 and December 31, 2014; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) the Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2015 and 2014; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.