Form 10-K
period 2015-12-31
PENNS WOODS BANCORP INC
filed 2016-03-10
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting stock held by non-affiliates of the registrant $210,101,151 at June 30, 2015.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2016
Common Stock, $8.33 Par Value	4,738,166 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 27, 2016 are incorporated by reference in Part III hereof.

PART I

ITEM 1	BUSINESS

A. General Development of Business and History

On January 7, 1983, Penns Woods Bancorp, Inc. (the “Company”) was incorporated under the laws of the Commonwealth of Pennsylvania as a bank holding company. In connection with the organization of the Company, Jersey Shore State Bank ("JSSB"), a Pennsylvania state-chartered bank, became a wholly owned subsidiary of the Company.  On June 1, 2013 the Company acquired Luzerne Bank ("Luzerne") with Luzerne operating as a subsidiary of the Company (JSSB and Luzerne are collectively referred to as the "Banks"). The Company’s two other wholly-owned subsidiaries are Woods Real Estate Development Company, Inc. and Woods Investment Company, Inc.  The Company’s business has consisted primarily of managing and supervising the Banks, and its principal source of income has been dividends paid by the Banks and Woods Investment Company, Inc.

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

JSSB employed 233 persons, Luzerne employed 71 persons, and The M Group employed 4 persons as of December 31, 2015 in either a full-time or part-time capacity.  The Company does not have any employees.  The principal officers of the Banks also serve as officers of the Company.

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

In addition to the risk-based capital guidelines, the FRB requires each bank holding company to comply with the leverage ratio, under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 4.0% (5.0% to be considered "well capitalized"). The Banks are subject to similar capital requirements adopted by the FDIC.

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

Deposit Insurance

The FDIC maintains the Deposit Insurance Fund ("DIF") by assessing depository institutions an insurance premium. The FDIC has set the amount of deposits it insures to $250,000.

As mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the assessment base that the FDIC uses to calculate assessment premiums is a bank’s average assets minus average tangible equity.  The range of assessment rates is a low of 2.5 basis points to a high of 45 basis points, per $100 of assets.

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

Federal Home Loan Bank System

The Banks are a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2015, the Banks had $118,929,000 in FHLB advances.

As a member, the Banks are required to purchase and maintain stock in the FHLB. The amount of required stock varies based on the FHLB products utilitied by the Banks and the amount of the products utilized.  At December 31, 2015, the Banks had $8,323,600 in stock of the FHLB which was in compliance with this requirement.

Other Legislation

The Dodd-Frank Act was enacted on July 21, 2010 and significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The federal agencies are given significant discretion in drafting rules and regulations to implement the Dodd-Frank Act, and consequently, much of the impact of the Dodd-Frank Act may not be known for some time.

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

As of December 31, 2015, JSSB had total assets of $965,803,000; total shareholders’ equity of $82,364,000; and total deposits of $722,657,000. JSSB's deposits are insured by the FDIC for the maximum amount provided under current law.

Luzerne was acquired by the Company on June 1, 2013. As of December 31, 2015, Luzerne had total assets of $368,685,000; total shareholders’ equity of $44,762,000; and total deposits of $310,036,000. Luzerne's deposits are insured by the FDIC for the maximum amount provided under current law.

The Banks engage in business as commercial banks, doing business at locations in Lycoming, Clinton, Centre, Montour, Union and Luzerne Counties, Pennsylvania.  The Banks offer insurance, securities brokerage services, annuity and mutual fund investment products, and financial planning through the M Group.

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

The Banks' loan portfolio mix can be classified into three principal categories.  These are commercial and agricultural, real estate, and consumer.  Real estate loans can be further segmented into residential, commercial, and construction.  Qualified borrowers are defined by our loan policy and our underwriting standards. Owner provided equity requirements range from 0% to 35%, depending on the collateral offered for the loan.  Terms are generally restricted to 30 years or less with the exception of construction and land development, which are generally limited to one and five years, respectively.  Real estate appraisals, property construction verifications, and site visitations comply with our loan policy and with industry regulatory standards.

Prospective residential mortgage customer’s repayment ability is determined from information contained in the application and recent income tax returns, or other verified income sources.  Emphasis is on credit, employment, income, and residency verification.  Broad hazard insurance is always required and flood insurance where applicable.  In the case of construction mortgages, builders risk insurance is requested.

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

Letter of credit availability is usually limited to standby or performance letters of credit where the customer is well known to the Banks.  The credit criteria is the same as that utilized in making a direct loan. Collateral is obtained in most cases.

Consumer loan products include residential mortgages, home equity loans and lines, automobile financing, personal loans and lines of credit, overdraft  and check lines.  Our policy includes standards used in the industry on debt service ratios and terms are consistent with prudent underwriting standards and the use of proceeds. Verifications are made of employment and residency, along with credit history.

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

The banking environment in Lycoming, Clinton, Centre, Montour, Union and Luzerne Counties, Pennsylvania is highly competitive.  The Banks operate twenty-three full service offices in these markets and compete for loans and deposits with numerous commercial banks, savings and loan associations, and other financial institutions. The economic base of the region is developed around small business, health care, educational facilities (college and public schools), light manufacturing industries, and agriculture.

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

The Banks have not experienced any significant seasonal fluctuations in the amount of deposits. The Banks have experienced an outflow of deposits related to municipalities and school districts due to the ongoing Commonwealth of Pennsylvania budget impass.

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

The Company owns and leases its properties.  Listed herewith are the locations of properties owned or leased as of December 31, 2015, in which the banking offices are located; all properties are in good condition and adequate for the Company's purposes:

Jersey Shore State Bank & Subsidiaries
Office	Address	Ownership
Main Street	115 South Main Street, PO Box 5098	Owned
Jersey Shore, Pennsylvania 17740

Bridge Street	112 Bridge Street	Owned
Jersey Shore, Pennsylvania 17740

DuBoistown	2675 Euclid Avenue	Owned
Williamsport, Pennsylvania 17702

Williamsport	300 Market Street	Owned
P.O. Box 967
Williamsport, Pennsylvania 17703-0967

Montgomery	9094 Rt. 405 Highway	Owned
Montgomery, Pennsylvania 17752

Lock Haven	4 West Main Street	Owned
Lock Haven, Pennsylvania 17745

Mill Hall	(Inside Wal-Mart), 173 Hogan Boulevard	Under Lease
Mill Hall, Pennsylvania 17751

Spring Mills	3635 Penns Valley Road, P.O. Box 66	Under Lease
Spring Mills, Pennsylvania 16875

Centre Hall	2842 Earlystown Road	Land Under Lease
Centre Hall, Pennsylvania 16828

Zion	100 Cobblestone Road	Under Lease
Bellefonte, Pennsylvania 16823

State College	2050 North Atherton Street	Land Under Lease
State College, Pennsylvania 16803

Montoursville	820 Broad Street	Under Lease
Montoursville, Pennsylvania 17754

Danville	606 Continental Boulevard	Under Lease
Danville, Pennsylvania 17821

Loyalsock	1720 East Third Street	Owned
Williamsport, PA 17701

Lewisburg	550 North Derr Drive	Land Under Lease
Lewisburg, PA 17837

The M Group, Inc.	705 Washington Boulevard	Under Lease
D/B/A The Comprehensive Financial Group	Williamsport, Pennsylvania 17701

Luzerne Bank
Office	Address	Ownership
Dallas	509 Main Road	Owned
Memorial Highway
Dallas, PA 18612

Lake	Corners of Rt. 118 & 415	Owned
Dallas, PA 18612

Hazle Twp.	10 Dessen Drive	Owned
Hazle Twp., PA 18202

Luzerne	118 Main Street	Owned
Luzerne, PA 18709

Plains	1077 Hwy. 315	Under Lease
Wilkes Barre, PA 18702

Swoyersville	801 Main Street	Owned
Swoyersville, PA 18704

Wilkes-Barre	67 Public Square	Under Lease
Wilkes-Barre, PA 18701

Wyoming	324 Wyoming Ave.	Owned
Wyoming, PA 18644

ITEM 3	LEGAL PROCEEDINGS

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

The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “PWOD”.  The following table sets forth (1) the quarterly high and low closing sale prices for a share of the Company’s Common Stock during the periods indicated, and (2) quarterly dividends on a share of the common stock with respect to each quarter since January 1, 2013.

	Price Range		Dividends
	High	Low	Declared
2015
First quarter	$48.91	$44.41	$0.47
Second quarter	48.28	41.84	0.47
Third quarter	44.56	40.41	0.47
Fourth quarter	45.28	40.47	0.47
2014
First quarter	$50.95	$43.19	$0.47
Second quarter	48.37	43.21	0.47
Third quarter	48.79	42.25	0.47
Fourth quarter	49.26	42.18	0.47
2013
First quarter	$41.45	$38.50	$0.72
Second quarter	41.86	39.44	0.47
Third quarter	49.89	42.76	0.47
Fourth quarter	53.99	47.03	0.47

The Company has paid dividends since the effective date of its formation as a bank holding company.  It is the present intention of the Company’s board of directors to continue the dividend payment policy; however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors relevant at the time the board of directors of the Company considers dividend policy.  Cash available for dividend distributions to shareholders of the Company primarily comes from dividends paid by Jersey Shore State Bank and Luzerne Bank to the Company. Therefore, the restrictions on the Banks' dividend payments are directly applicable to the Company.  See also the information appearing in Note 20 to “Notes to Consolidated Financial Statements” for additional information related to dividend restrictions.

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

As of March 1, 2016, the Company had approximately 1,373 shareholders of record.

Following is a schedule of the shares of the Company’s common stock purchased by the Company during the fourth quarter of 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1 - October 31, 2015)	3,708	$41.13	3,708	404,744
Month #2 (November 1 - November 30, 2015)	—	—	—	404,744
Month #3 (December 1 - December 31, 2015)	—	—	—	404,744

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Stock Index, NASDAQ Bank Index, NASDAQ Composite, and Russell 2000 for the period of five fiscal years assuming the investment of $100.00 on December 31, 2010 and assuming the reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Penns Woods Bancorp, Inc.	100.00	102.50	103.81	148.52	149.43	134.47
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
NASDAQ Bank	100.00	89.50	106.23	150.55	162.35	171.92
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18

ITEM 6	SELECTED FINANCIAL DATA

The following table sets forth certain financial data for each of the years in the five-year period ended December 31, 2015:

(In Thousands, Except Per Share Data Amounts)	2015	2014	2013	2012	2011
Consolidated Statement of Income Data:
Interest income	$46,124	$45,606	$43,299	$37,107	$36,376
Interest expense	5,219	4,962	5,264	6,211	7,656
Net interest income	40,905	40,644	38,035	30,896	28,720
Provision for loan losses	2,300	2,850	2,275	2,525	2,700
Net interest income after provision for loan losses	38,605	37,794	35,760	28,371	26,020
Non-interest income	12,765	14,508	12,042	10,100	8,219
Non-interest expense	33,736	33,890	30,267	22,023	19,964
Income before income tax provision	17,634	18,412	17,535	16,448	14,275
Income tax provision	3,736	3,804	3,451	2,598	1,913
Net income	$13,898	$14,608	$14,084	$13,850	$12,362

Consolidated Balance Sheet at End of Period:
Total assets	$1,320,057	$1,245,011	$1,211,995	$856,535	$763,953
Loans	1,045,207	915,579	818,344	512,232	435,959
Allowance for loan losses	(12,044)	(10,579)	(10,144)	(7,617)	(7,154)
Deposits	1,031,880	981,419	973,002	642,026	581,664
Long-term debt	91,025	71,176	71,202	76,278	61,278
Shareholders’ equity	136,279	135,967	127,815	93,726	80,460

Per Share Data:
Earnings per share - basic	$2.91	$3.03	$3.19	$3.61	$3.22
Earnings per share - diluted	2.91	3.03	3.19	3.61	3.22
Cash dividends declared	1.88	1.88	2.13	1.88	1.84
Book value	28.71	28.30	26.52	24.42	20.97
Number of shares outstanding, at end of period	4,747,132	4,804,815	4,819,333	3,838,516	3,837,081
Weighted average number of shares outstanding - basic and diluted	4,772,239	4,816,149	4,410,626	3,837,751	3,836,036

Selected Financial Ratios:
Return on average shareholders’ equity	10.11%	10.79%	12.36%	15.36%	16.60%
Return on average total assets	1.08%	1.19%	1.32%	1.70%	1.69%
Net interest margin	3.61%	3.81%	4.13%	4.45%	4.70%
Dividend payout ratio	64.52%	61.99%	67.88%	52.08%	57.10%
Average shareholders’ equity to average total assets	10.68%	11.05%	10.70%	11.04%	10.18%
Loans to deposits, at end of period	101.29%	93.29%	84.11%	79.78%	74.95%

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 34%.  The tax equivalent adjustments to net interest income for 2015, 2014, and 2013 were $2,011,000, $2,219,000, and $2,730,000, respectively.

2015 vs. 2014

Reported net interest income increased $261,000 to $40,905,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014, as the yield on earning assets decreased to 4.04% from 4.25% offsetting the growth in the earning asset portfolio.  On a tax equivalent basis, the change in net interest income was an increase of $53,000 to $42,916,000 for the year ended December 31, 2015 compared to the year ended December 31, 2014.  Total interest income increased $518,000 as the impact of growth in the average balance of the loan portfolio was limited by a decline in the average balance of the investment portfolio as the portfolio is actively managed to reduce interest rate and market risk. Interest income growth was also limited by the portfolio yields caused by the prolonged low interest rate cycle enacted by the Federal Open Markets Committee (“FOMC”). Interest income on a tax equivalent basis recognized on the loan portfolio increased $2,770,000 due to a $117,317,000 increase in the average balance in the loan portfolio which was partially offset by interest rates repricing downward .  Interest and dividend income generated from the investment portfolio on a tax equivalent basis decreased $2,440,000 due to a $46,232,000 decrease in the average balance in the investment portfolio and a 23 basis point ("bp") reduction in the average rate.  The decrease in the portfolio was driven by a strategic plan that started in 2014 to sell off long-term municipal bonds with a maturity date of 2025 or later and securities with a call date within the next five years, in order to reduce interest rate risk and market risk.

Interest expense increased $257,000 to $5,219,000 for the year ended December 31, 2015 compared to 2014.  The increase in interest expense was driven by growth in total deposits and borrowings that funded the earning asset portfolio growth. The impact of the growth in interest-bearing liabilities was limited by minimal increase of 1 bp in cost of funds. The average rate paid on time deposits increased 13 bp as efforts were undertaken to lengthen the time deposit portfolio in preparation for a rising rate environment.

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

	2015			2014			2013
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$43,395	$1,679	3.87%	$29,461	$1,295	4.40%	$24,934	$1,056	4.24%
All other loans	932,179	38,026	4.08%	828,796	35,640	4.30%	662,394	31,656	4.78%
Total loans	975,574	39,705	4.07%	858,257	36,935	4.30%	687,328	32,712	4.76%

Fed funds sold	—	—	—%	170	—	—%	226	—	—%

Taxable securities	127,052	4,183	3.29%	161,889	5,626	3.48%	176,674	6,326	3.58%
Tax-exempt securities	83,293	4,235	5.08%	94,688	5,232	5.53%	116,697	6,973	5.98%
Total securities	210,345	8,418	4.00%	256,577	10,858	4.23%	293,371	13,299	4.53%

Interest-bearing deposits	4,238	12	0.28%	9,318	32	0.34%	6,946	18	0.26%

Total interest-earning assets	1,190,157	48,135	4.04%	1,124,322	47,825	4.25%	987,871	46,029	4.66%

Other assets	97,103			100,983			76,593

Total assets	$1,287,260			$1,225,305			$1,064,464

Liabilities and shareholders’ equity:
Savings	$143,055	56	0.04%	$140,575	81	0.06%	$118,125	140	0.12%
Super Now deposits	187,396	491	0.26%	182,229	583	0.32%	154,131	687	0.45%
Money market deposits	207,252	554	0.27%	210,066	561	0.27%	183,460	548	0.30%
Time deposits	220,360	2,028	0.92%	223,537	1,770	0.79%	209,517	1,846	0.88%
Total interest-bearing deposits	758,063	3,129	0.41%	756,407	2,995	0.40%	665,233	3,221	0.48%

Short-term borrowings	38,909	116	0.30%	22,342	54	0.24%	22,281	81	0.38%
Long-term borrowings	84,721	1,974	2.30%	71,195	1,913	2.65%	72,140	1,962	2.68%
Total borrowings	123,630	2,090	1.67%	93,537	1,967	2.07%	94,421	2,043	2.14%

Total interest-bearing liabilities	881,693	5,219	0.59%	849,944	4,962	0.58%	759,654	5,264	0.69%

Demand deposits	251,029			225,981			174,909
Other liabilities	17,047			13,933			15,962
Shareholders’ equity	137,491			135,447			113,939

Total liabilities and shareholders’ equity	$1,287,260			$1,225,305			$1,064,464
Interest rate spread			3.45%			3.67%			3.97%
Net interest income/margin		$42,916	3.61%		$42,863	3.81%		$40,765	4.13%

·                  Fees on loans are included with interest on loans as follows: 2015 - $422,000; 2014 - $487,000; 2013 - $610,000.
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

Reconciliation of Taxable Equivalent Net Interest Income

(In Thousands)	2015	2014	2013
Total interest income	$46,124	$45,606	$43,299
Total interest expense	5,219	4,962	5,264
Net interest income	40,905	40,644	38,035
Tax equivalent adjustment	2,011	2,219	2,730
Net interest income (fully taxable equivalent)	$42,916	$42,863	$40,765

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

	Year Ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due To			Increase (Decrease) Due To
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$555	$(171)	$384	$197	$42	$239
Loans	4,278	(1,892)	2,386	5,099	(1,115)	3,984
Fed funds sold	—	—	—	—	—	—
Taxable investment securities	(1,151)	(292)	(1,443)	(524)	(176)	(700)
Tax-exempt investment securities	(595)	(402)	(997)	(1,246)	(495)	(1,741)
Interest-bearing deposits	(22)	3	(19)	3	11	14
Total interest-earning assets	3,065	(2,754)	311	3,529	(1,733)	1,796

Interest expense:
Savings deposits	—	(2)	(2)	3	(62)	(59)
Super Now deposits	17	(109)	(92)	37	(141)	(104)
Money market deposits	(7)	—	(7)	141	(128)	13
Time deposits	(27)	285	258	45	(121)	(76)
Short-term borrowings	47	15	62	—	(27)	(27)
Long-term borrowings	330	(269)	61	(27)	(22)	(49)
Total interest-bearing liabilities	360	(80)	280	199	(501)	(302)
Change in net interest income	$2,705	$(2,674)	$31	$3,330	$(1,232)	$2,098

PROVISION FOR LOAN LOSSES

2015 vs 2014

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2015, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance adequacy. The banking regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $10,579,000 at December 31, 2014 to $12,044,000 at December 31, 2015.  At December 31, 2015, the allowance for loan losses was 1.15% of total loans compared to 1.16% of total loans at December 31, 2014.

The provision for loan losses totaled $2,300,000 for the year ended December 31, 2015 compared to $2,850,000 for the year ended December 31, 2014.  The decrease in the provision was appropriate when considering the gross loan growth offset by the $2,802,000 or 22.88% decrease in non-performing loans and level of net charge-offs.  Net charge-offs of $835,000 represented 0.09% of average loans for the year ended December 31, 2015 compared to net charge-offs of $2,451,000 or 0.28% of average loans for the year ended December 31, 2014.  The growth in the loan portfolio was driven by home equity product growth which historically is a lower risk product than commercial loans and requires a lower allowance for loan losses. The decrease in nonperforming loans is primarily the result of the payoff of a large commercial real estate loan and the resolution of several smaller commercial real estate loans. The majority of the nonperforming loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses.  Internal loan review and analysis, coupled with the ratios noted previously, dictated a decrease in the provision for loan losses.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2014 vs 2013

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

NON-INTEREST INCOME

2015 vs. 2014

Total non-interest income decreased $1,743,000 from the year ended December 31, 2014 to December 31, 2015.  Excluding net security gains, non-interest income decreased $798,000 year over year.  Service charges decreased slightly due to decreased level of overdraft income. Bank owned life insurance income decreased as a gain on death benefit was recognized in 2014. Insurance commissions and brokerage commissions decreased due to a shift in product mix and a decreased level of commissions received on each sale.  Gain on sale of loans decreased due to product mix. The decrease in other income was primarily from a decreased level of debit card income.

	2015		2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$2,383	18.67%	$2,419	16.67%	$(36)	(1.49)%
Net securities gains, available for sale	2,592	20.31	3,515	24.23	(923)	(26.26)
Net securities losses, trading	(22)	(0.17)	—	—	(22)	N/A
Bank owned life insurance	720	5.64	923	6.36	(203)	(21.99)
Gain on sale of loans	1,743	13.65	1,803	12.43	(60)	(3.33)
Insurance commissions	781	6.12	1,146	7.90	(365)	(31.85)
Brokerage commissions	1,064	8.34	1,077	7.42	(13)	(1.21)
Other	3,504	27.44	3,625	24.99	(121)	(3.34)
Total non-interest income	$12,765	100.00%	$14,508	100.00%	$(1,743)	(12.01)%

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

NON-INTEREST EXPENSE

2015 vs. 2014

Total non-interest expenses decreased $154,000 from the year ended December 31, 2014 to December 31, 2015.  The decrease in salaries and employee benefits was attributable to the defined benefit pension plan ceasing to accrue additional benefits as of December 31, 2014. Furniture and equipment expenses increased due to the full year impact of significant upgrades to the core operating system, a new teller system, and various enhancements to other ancillary systems that were undertaken during 2014. Other expenses decreased as the acquisition of Luzerne Bank is allowing for greater purchasing power as various contracts are renewed.

	2015		2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$17,023	50.46%	$17,273	50.97%	$(250)	(1.45)%
Occupancy	2,248	6.66	2,301	6.79	(53)	(2.30)
Furniture and equipment	2,622	7.77	2,536	7.48	86	3.39
Pennsylvania shares tax	954	2.83	907	2.68	47	5.18
Amortization of investment in limited partnerships	661	1.96	661	1.95	—	—
FDIC deposit insurance	867	2.57	746	2.20	121	16.22
Marketing	612	1.81	532	1.57	80	15.04
Intangible amortization	311	0.92	345	1.02	(34)	(9.86)
Other	8,438	25.02	8,589	25.34	(151)	(1.76)
Total non-interest expense	$33,736	100.00%	$33,890	100.00%	$(154)	(0.45)%

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

	2014		2013		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$17,273	50.97%	$15,415	50.93%	$1,858	12.05%
Occupancy	2,301	6.79	1,905	6.29	396	20.79
Furniture and equipment	2,536	7.48	1,815	6.00	721	39.72
Pennsylvania shares tax	907	2.68	864	2.85	43	4.98
Amortization of investment in limited partnerships	661	1.95	661	2.18	—	—
FDIC deposit insurance	746	2.20	594	1.96	152	25.59
Marketing	532	1.57	517	1.71	15	2.90
Intangible amortization	345	1.02	213	0.70	132	—
Other	8,589	25.34	8,283	27.38	306	3.69
Total non-interest expense	$33,890	100.00%	$30,267	100.00%	$3,623	11.97%

INCOME TAXES

2015 vs. 2014

The provision for income taxes for the year ended December 31, 2015 resulted in an effective income tax rate of 21.19% compared to 20.66% for 2014.  This increase is primarily the result of decreased tax-exempt investment income and bank-owned life insurance income which has resulted in a greater percentage of the pre-tax income being taxable.

The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

2014 vs. 2013

The provision for income taxes for the year ended December 31, 2014 resulted in an effective income tax rate of 20.66% compared to 19.68% for 2013.  This increase is primarily the result of increased pre-tax income which includes an increase in net securities gains of $1,098,000.

FINANCIAL CONDITION

INVESTMENTS

2015

The fair value of the investment portfolio decreased $55,983,000 from December 31, 2014 to December 31, 2015.  The decrease in value is the result of the investment portfolio being actively managed in order to reduce interest rate and market risk. This process began in 2014 and is being undertaken primarily through the sale of long term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years. In addition, the decrease in corporate bond holdings is being undertaken to reduce risk and also in response to the changes in bank regulatory capital calculations per Basel III. The proceeds of the bond sales are primarily being deployed into loans. The strategy to sell a portion of the long-term bond portfolio does negatively impact current earnings, but this action plays a key role in our long-term asset/liability management strategy as the balance sheet is shortened to better prepare for a rising rate environment. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 90% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The carrying amounts of investment securities are summarized as follows for the years ended December 31, 2015 and 2014:

	2015		2014
(In Thousands)	Balance	% Portfolio	Balance	% Portfolio
U.S. Government agency securities:
Available for sale	$3,549	2.01%	$3,841	1.65%
Mortgage-backed securities:
Available for sale	10,009	5.68	12,697	5.47
Asset-backed securities:
Available for sale	1,940	1.10	2,492	1.07
State and political securities (tax-exempt):
Available for sale	73,110	41.49	89,024	38.34
State and political securities (taxable):
Available for sale	13,445	7.63	19,092	8.22
Other bonds, notes and debentures:
Available for sale	57,772	32.78	89,463	38.53
Total bonds, notes and debentures	159,825	90.69	216,609	93.28
Financial institution equity securities:
Available for sale	11,483	6.52	9,915	4.27
Other equity securities:
Available for sale	4,849	2.75	5,689	2.45
Trading	73	0.04	—	—
Total equity securities	16,405	9.31	15,604	6.72
Total	$176,230	100.00%	$232,213	100.00%

The following table shows the maturities and repricing of investment securities, at amortized cost and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) at December 31, 2015:

(In Thousands)	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Amortized Cost Total
U.S. Government agency securities:
AFS Amount	$—	$—	$—	$3,586	$—	$3,586
Yield	—%	—%	—%	1.84%	—%	1.84%
Mortgage-backed securities:
AFS Amount	—	—	3,800	564	5,421	9,785
Yield	—%	—%	1.69%	3.54%	3.61%	2.86%
Asset-backed securities:
AFS Amount	—	—	—	318	1,642	1,960
Yield	—%	—%	—%	0.75%	1.70%	1.54%
State and political securities (tax-exempt):
AFS Amount	—	807	9,973	32,371	28,736	71,887
Yield	—%	0.67%	1.85%	2.65%	4.19%	3.13%
State and political securities (taxable):
AFS Amount	150	778	2,538	7,953	1,686	13,105
Yield	2.65%	3.11%	3.40%	4.14%	5.62%	4.11%
Other bonds, notes, and debentures:
AFS Amount	—	100	15,773	43,763	196	59,832
Yield	—%	1.40%	2.88%	2.66%	6.69%	2.73%
Total Amount	$150	$1,685	$32,084	$88,555	$37,681	160,155
Total Yield	2.65%	1.84%	2.46%	2.75%	4.08%	3.00%
Equity Securities
AFS Amount						15,611
Trading Amount						78
Total Investment Portfolio Value						$175,844
Total Investment Portfolio Yield						2.73%

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

The distribution of credit ratings by amortized cost and estimated fair value for the debt security portfolio at December 31, 2015 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—	$3,586	$3,549	$3,586	$3,549
Mortgage-backed securities	9,785	10,009	—	—	—	—	—	—	9,785	10,009
Asset-backed securities	1,960	1,940	—	—	—	—	—	—	1,960	1,940
State and political securities	82,274	83,813	—	—	—	—	2,718	2,742	84,992	86,555
Other debt securities	49,294	48,460	10,538	9,312	—	—	—	—	59,832	57,772
Total debt securities	$143,313	$144,222	$10,538	$9,312	$—	$—	$6,304	$6,291	$160,155	$159,825

LOAN PORTFOLIO

2015

Gross loans of $1,045,207,000 at December 31, 2015 represented an increase of $129,628,000 from December 31, 2014. The continued emphasis on well collateralized real estate loans was the primary driver of the overall increase in loans outstanding, with home equity loans and lines of credit leading the way. The emphasis to add home equity lines of credit is part of the overall strategy to shorten the duration of the earning asset portfolio in preparation of a rising interest rate environment. Several successful campaigns to increase home equity, multifamily residential, and auto loans were undertaken during 2015 with the increase in residential and commercial loans being directly correlated to the campaigns.

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

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan at December 31, 2015, 2014, 2013, 2012, and 2011:

	2015		2014		2013		2012		2011
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Commercial, financial, and agricultural	$164,072	15.70%	$124,156	13.56%	$105,029	12.83%	$48,455	9.46%	$53,129	12.19%
Real estate mortgage:
Residential	526,183	50.34	457,760	50.00	399,781	48.86	252,142	49.22	179,383	41.15
Commercial	302,539	28.95	291,348	31.82	282,476	34.52	182,031	35.54	164,288	37.68
Construction	26,824	2.57	21,996	2.40	17,282	2.11	20,067	3.92	29,457	6.76
Installment loans to individuals	27,001	2.58	21,509	2.35	14,647	1.79	10,659	2.08	11,297	2.59
Net deferred loan fees and discounts	(1,412)	(0.14)	(1,190)	(0.13)	(871)	(0.11)	(1,122)	(0.22)	(1,595)	(0.37)
Gross loans	$1,045,207	100.00%	$915,579	100.00%	$818,344	100.00%	$512,232	100.00%	$435,959	100.00%

The amounts of domestic loans at December 31, 2015 are presented below by category and maturity:

	Commercial, financial, and agricultural	Real Estate			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Total
Loans with variable interest rates:
1 year or less	$26,512	$11,209	$9,540	$1,634	$1,178	$50,073
1 through 5 years	4,240	3,888	12,378	354	74	20,934
5 through 10 years	43,460	18,457	44,632	242	—	106,791
After 10 years	39,228	454,421	216,936	18,967	2,252	731,804
Total floating interest rate loans	113,440	487,975	283,486	21,197	3,504	909,602
Loans with fixed interest rates:
1 year or less	5,103	1,830	2,851	1,367	487	11,638
1 through 5 years	22,867	6,744	9,123	2,869	18,060	59,663
5 through 10 years	20,099	11,487	3,328	294	3,149	38,357
After 10 years	2,563	18,147	3,751	1,097	1,801	27,359
Total predetermined interest rate loans	50,632	38,208	19,053	5,627	23,497	137,017
Total	$164,072	$526,183	$302,539	$26,824	$27,001	1,046,619
Net deferred loan fees and discounts						(1,412)
						$1,045,207

·                  The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.
·                  Scheduled repayments are reported in maturity categories in which the payment is due.

The Banks do not make loans that provide for negative amortization, nor do any loans contain conversion features. The Banks did not have any foreign loans outstanding at December 31, 2015.

The following table shows the amount of accrual and nonaccrual TDRs at December 31, 2015 and 2014:

	2015			2014
(In Thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial, financial, and agricultural	$320	$149	$469	$551	$440	$991
Real estate mortgage:
Residential	1,428	353	1,781	697	181	878
Commercial	5,085	2,312	7,397	3,267	6,160	9,427
Construction	—	—	—	514	—	514
Installment loans to individuals	—	—	—	—	—	—
	$6,833	$2,814	$9,647	$5,029	$6,781	$11,810

ALLOWANCE FOR LOAN LOSSES

2015

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

The allowance for loan losses increased from $10,579,000 at December 31, 2014 to $12,044,000 at December 31, 2015.  At December 31, 2015, the allowance for loan losses was 1.15% of total loans compared to 1.16% of total loans at December 31, 2014.  The decrease in the allowance for loan losses to total loans was the result of the increased allowance for loan losses that was more than offset by the increase in loan growth. The growth in the loan portfolio was driven by home equity product growth which historically is a lower risk product than commercial loans and requires a lower allowance for loan losses. Net loan charge-offs of $835,000 or 0.09% of average loans for the year ended December 31, 2015 limited the impact of the provision for loan losses of $2,300,000.  Management concluded that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date as noted in the provision for loan losses discussion.

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

2014

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

Allocation of The Allowance For Loan Losses

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Balance at end of period applicable to:
Commercial, financial, and agricultural	$1,532	15.68%	$1,124	13.54%	$474	12.82%	$361	9.44%	$418	12.14%
Real estate mortgage:
Residential	5,116	50.27	3,755	49.93	3,917	48.80	1,954	49.11	939	41.00
Commercial	4,217	28.91	4,205	31.78	4,079	34.48	3,831	35.46	2,651	37.55
Construction	160	2.56	786	2.40	741	2.11	950	3.91	2,775	6.73
Installment loans to individuals	243	2.58	245	2.35	139	1.79	144	2.08	190	2.58
Unallocated	776	—	464	—	794	—	377	—	181	—
	$12,044	100.00%	$10,579	100.00%	$10,144	100.00%	$7,617	100.00%	$7,154	100.00%

NONPERFORMING LOANS

The decrease in nonperforming loans is primarily the result of the payoff of a large commercial real estate loan and the resolution of several smaller commercial real estate loans. The majority of the nonperforming loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses.

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

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Nonaccrual	Total
2015	$979	$8,467	$9,446
2014	387	11,861	12,248
2013	604	9,074	9,678
2012	351	11,355	11,706
2011	384	11,625	12,009

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

DEPOSITS

2015 vs. 2014

Total average deposits increased $26,704,000 or 2.72% from 2014 to 2015.  The growth is a result of an emphasis to increase and solidify deposit relationships by focusing on core deposits, not time deposits. The actions caused average core deposits, which exclude time deposits, to increase to 78.16% in 2015 from 77.25% for 2014.  The level of deposits has been negatively impacted by the Commonwealth of Pennsylvania budget impasse which has resulted in a decreased level of deposits held by the various governmental entities serviced by the Banks.

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

The average amount and the average rate paid on deposits are summarized below for the years ended December 31, 2015, 2014, and 2013:

	2015		2014		2013
(In Thousands)	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
Noninterest-bearing	$251,029	0.00%	$225,981	0.00%	$174,909	0.00%
Savings	143,055	0.04	140,575	0.06	118,125	0.12
Super Now	187,396	0.26	182,229	0.32	154,131	0.45
Money Market	207,252	0.27	210,066	0.27	183,460	0.30
Time	220,360	0.92	223,537	0.79	209,517	0.88
Total average deposits	$1,009,092	0.31%	$982,388	0.31%	$840,142	0.38%

SHAREHOLDERS’ EQUITY

2015

Shareholders’ equity increased $312,000 to $136,279,000 at December 31, 2015 compared to December 31, 2014. Since December 31, 2014, treasury stock purchases of $2,603,000 for 60,018 shares were completed as part of the stock repurchase plan. The change in accumulated other comprehensive loss from $1,667,000 at December 31, 2014 to $3,799,000 at December 31, 2015 is a result of a decrease in unrealized gains on available for sale securities from an unrealized gain of $2,930,000 at December 31, 2014 to an unrealized gain of $258,000 at December 31, 2015. The amount of accumulated other comprehensive loss at December 31, 2015 was also impacted by the change in net excess of the projected benefit obligation over the fair value of the plan assets of the defined benefit pension plan resulting in a decrease in the net loss of $540,000 to $4,057,000 at December 31, 2015. The current level of shareholders’ equity equates to a book value per share of $28.71 at December 31, 2015 compared to $28.30 at December 31, 2014 and an equity to asset ratio of 10.32% at December 31, 2015 compared to 10.92% at December 31, 2014. Excluding goodwill and intangibles, book value per share was $24.84 at December 31, 2015 compared to $24.44 at December 31, 2014. Dividends declared for each of the three and twelve months ended December 31, 2015 and 2014 were $0.47 and $1.88 per share.

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

Bank regulators have risk based capital guidelines.  Under these guidelines the Company and each Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2015, both the Company’s and each Bank’s required ratios were well above the minimum ratios as follows:

	Company	Jersey Shore State Bank	Luzerne Bank	Minimum Standards
Common equity tier 1 capital ratio	11.24%	10.70%	10.66%	4.50%
Tier 1 capital ratio	11.24%	10.70%	10.66%	6.00%
Total capital ratio	12.38%	11.91%	11.61%	8.00%

For a more comprehensive discussion of these requirements, see “Regulation and Supervision” in Item 1 of the Annual Report on Form 10-K.  Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity, and other certain equity ratios are presented as follows:

	2015	2014	2013
Percentage of net income to:
Average total assets	1.08%	1.19%	1.32%
Average shareholders’ equity	10.11%	10.79%	12.36%
Percentage of dividends declared to net income	64.52%	61.99%	67.88%
Percentage of average shareholders’ equity to average total assets	10.68%	11.05%	10.70%

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

The following liquidity measures are monitored for compliance and were within the limits cited at December 31, 2015, except for Net Loans to Total Deposits which was 100.12%:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $500,839,000 with $118,929,000 utilized, leaving $381,910,000 available.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $35,413,000. The Company’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.

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

The Company currently maintains a gap position of being liability sensitive.  The Company has taken this position as it has decreased the duration of the time deposit portfolio over the last several years and has increased the use of rate sensitive funding sources such as overnight borrowings and core deposits (non-time deposits), while continuing to maintain a primarily fixed rate earning asset portfolio with a duration greater than the liabilities utilized to fund earning assets.  Lengthening of the liability portfolio coupled with the addition of limited short-term assets is being undertaken.  These actions are expected to reduce, but not eliminate, the liability sensitive structure of the balance sheet.

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

The following is a rate shock forecast for the twelve month period ended December 31, 2016 assuming a static balance sheet as of December 31, 2015.

	Parallel Rate Shock in Basis Points
(In Thousands)	(200)	(100)	Static	100	200	300	400
Net interest income	$36,618	$39,141	$41,741	$43,705	$45,491	$46,842	$47,798
Change from static	(5,123)	(2,600)	—	1,964	3,750	5,101	6,057
Percent change from static	-12.27%	-6.23%	—	4.71%	8.98%	12.22%	14.51%

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

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require future cash payments. The following table presents, as of December 31, 2015, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the “Notes to Consolidated Financial Statements.”

	Payments Due In
(In Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$810,504	$—	$—	$—	$810,504
Time deposits	81,010	106,422	31,889	2,056	221,377
Repurchase agreements	18,334	—	—	—	18,334
Short-term borrowings	28,304	—	—	—	28,304
Long-term borrowings	5,027	57,057	25,684	3,257	91,025
Operating leases	482	794	476	823	2,575

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

We have audited the accompanying consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of Penns Woods Bancorp, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penns Woods Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2016, expressed an unqualified opinion on the effectiveness of Penns Woods Bancorp, Inc.’s internal control over financial reporting.

Wexford, Pennsylvania
March 10, 2016

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(In Thousands, Except Share Data)	2015	2014
ASSETS:
Noninterest-bearing balances	$22,044	$19,403
Interest-bearing deposits in other financial institutions	752	505
Total cash and cash equivalents	22,796	19,908

Investment securities available for sale, at fair value	176,157	232,213
Investment securities, trading	73	—
Loans held for sale	757	550
Loans	1,045,207	915,579
Allowance for loan losses	(12,044)	(10,579)
Loans, net	1,033,163	905,000
Premises and equipment, net	21,830	21,109
Accrued interest receivable	3,686	3,912
Bank-owned life insurance	26,667	25,959
Investment in limited partnerships	899	1,560
Goodwill	17,104	17,104
Intangibles	1,240	1,456
Deferred tax asset	8,990	8,101
Other assets	6,695	8,139
TOTAL ASSETS	$1,320,057	$1,245,011

LIABILITIES:
Interest-bearing deposits	$751,797	$738,041
Noninterest-bearing deposits	280,083	243,378
Total deposits	1,031,880	981,419

Short-term borrowings	46,638	40,818
Long-term borrowings	91,025	71,176
Accrued interest payable	426	381
Other liabilities	13,809	15,250
TOTAL LIABILITIES	1,183,778	1,109,044

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,004,984 and 5,002,649 shares issued	41,708	41,688
Additional paid-in capital	49,992	49,896
Retained earnings	58,038	53,107
Accumulated other comprehensive loss:
Net unrealized gain on available for sale securities	258	2,930
Defined benefit plan	(4,057)	(4,597)
Treasury stock at cost, 257,852 and 197,834 shares	(9,660)	(7,057)
TOTAL SHAREHOLDERS’ EQUITY	136,279	135,967
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,320,057	$1,245,011

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2015	2014	2013
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$39,134	$36,495	$32,353
Investment securities:
Taxable	3,426	5,111	6,034
Tax-exempt	2,795	3,453	4,602
Dividend and other interest income	769	547	310
TOTAL INTEREST AND DIVIDEND INCOME	46,124	45,606	43,299

INTEREST EXPENSE:
Deposits	3,129	2,995	3,221
Short-term borrowings	116	54	81
Long-term borrowings	1,974	1,913	1,962
TOTAL INTEREST EXPENSE	5,219	4,962	5,264

NET INTEREST INCOME	40,905	40,644	38,035

PROVISION FOR LOAN LOSSES	2,300	2,850	2,275

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	38,605	37,794	35,760

NON-INTEREST INCOME:
Service charges	2,383	2,419	2,307
Securities gains, available for sale	2,592	3,515	2,417
Securities losses, trading	(22)	—	—
Bank-owned life insurance	720	923	677
Gain on sale of loans	1,743	1,803	1,438
Insurance commissions	781	1,146	1,084
Brokerage commissions	1,064	1,077	1,018
Other	3,504	3,625	3,101
TOTAL NON-INTEREST INCOME	12,765	14,508	12,042

NON-INTEREST EXPENSE:
Salaries and employee benefits	17,023	17,273	15,415
Occupancy	2,248	2,301	1,905
Furniture and equipment	2,622	2,536	1,815
Pennsylvania shares tax	954	907	864
Amortization of investment in limited partnerships	661	661	661
Federal Deposit Insurance Corporation deposit insurance	867	746	594
Marketing	612	532	517
Intangible amortization	311	345	213
Other	8,438	8,589	8,283
TOTAL NON-INTEREST EXPENSE	33,736	33,890	30,267

INCOME BEFORE INCOME TAX PROVISION	17,634	18,412	17,535
INCOME TAX PROVISION	3,736	3,804	3,451
NET INCOME	$13,898	$14,608	$14,084

EARNINGS PER SHARE - BASIC AND DILUTED	$2.91	$3.03	$3.19

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,772,239	4,816,149	4,410,626

DIVIDENDS PER SHARE	$1.88	$1.88	$2.13

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2015	2014	2013
Net Income	$13,898	$14,608	$14,084
Other comprehensive (loss) income:
Change in unrealized gain (loss) on available for sale securities	(1,457)	11,242	(16,270)
Tax effect	495	(3,822)	5,532
Net realized gain included in net income	(2,592)	(3,515)	(2,417)
Tax effect	882	1,195	822
Amortization (accretion) of unrecognized pension and post-retirement items	817	(2,837)	3,155
Tax effect	(277)	964	(1,073)
Total other comprehensive (loss) income	(2,132)	3,227	(10,251)
Comprehensive income	$11,766	$17,835	$3,833

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, December 31, 2012	4,019,112	$33,492	$18,157	$43,030	$5,357	$(6,310)	$93,726
Net income				14,084			14,084
Other comprehensive loss					(10,251)		(10,251)
Dividends declared, ($2.13 per share)				(9,560)			(9,560)
Common shares issued for acquisition of Luzerne National Bank Corporation	978,977	8,158	31,578				39,736
Common shares issued for employee stock purchase plan	1,840	15	65				80
Balance, December 31, 2013	4,999,929	41,665	49,800	47,554	(4,894)	(6,310)	127,815

Net income				14,608			14,608
Other comprehensive income					3,227		3,227
Dividends declared, ($1.88 per share)				(9,055)			(9,055)
Common shares issued for employee stock purchase plan	2,720	23	96				119
Purchase of treasury stock (17,238 shares)						(747)	(747)
Balance, December 31, 2014	5,002,649	41,688	49,896	53,107	(1,667)	(7,057)	135,967

Net income				13,898			13,898
Other comprehensive loss					(2,132)		(2,132)
Dividends declared, ($1.88 per share)				(8,967)			(8,967)
Common shares issued for employee stock purchase plan	2,335	20	96				116
Purchase of treasury stock (60,018 shares)						(2,603)	(2,603)
Balance, December 31, 2015	5,004,984	$41,708	$49,992	$58,038	$(3,799)	$(9,660)	$136,279

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2015	2014	2013
OPERATING ACTIVITIES:
Net Income	$13,898	$14,608	$14,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,366	3,078	1,448
Amortization of intangible assets	311	345	213
Provision for loan losses	2,300	2,850	2,275
Accretion and amortization of investment security discounts and premiums	873	672	69
Securities gains, net	(2,592)	(3,515)	(2,417)
Originations of loans held for sale	(56,058)	(51,119)	(51,512)
Proceeds of loans held for sale	57,594	53,998	55,098
Gain on sale of loans	(1,743)	(1,803)	(1,438)
Net securities losses, trading	22	—	—
Proceeds from sales of trading securities	709	—	—
Purchases of trading securities	(804)	—	—
Earnings on bank-owned life insurance	(720)	(923)	(677)
Decrease in deferred tax asset	209	124	123
Other, net	(1,630)	423	61
Net cash provided by operating activities	15,735	18,738	17,327
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	65,672	102,145	79,114
Proceeds from calls and maturities	22,859	13,354	16,359
Purchases	(32,776)	(47,902)	(90,179)
Net increase in loans	(130,803)	(101,816)	(55,953)
Acquisition of bank premises and equipment	(2,285)	(2,795)	(4,918)
Proceeds from the sale of foreclosed assets	1,868	1,059	143
Purchase of bank-owned life insurance	(30)	(30)	(981)
Proceeds from bank-owned life insurance death benefit	—	367	—
Proceeds from redemption of regulatory stock	10,790	3,955	3,239
Purchases of regulatory stock	(12,818)	(4,583)	(2,384)
Acquisition, net of cash acquired	—	—	17,487
Net cash used for investing activities	(77,523)	(36,246)	(38,073)
FINANCING ACTIVITIES:
Net increase (decrease) in interest-bearing deposits	13,756	(17,584)	34,114
Net increase in noninterest-bearing deposits	36,705	26,001	19,906
Proceeds from long-term borrowings	30,625	—	452
Repayment of long-term borrowings	(10,776)	(26)	(5,528)
Net increase (decrease) in short-term borrowings	5,820	14,102	(9,254)
Dividends paid	(8,967)	(9,055)	(9,560)
Issuance of common stock	116	119	80
Purchase of treasury stock	(2,603)	(747)	—
Net cash provided by financing activities	64,676	12,810	30,210
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,888	(4,698)	9,464
CASH AND CASH EQUIVALENTS, BEGINNING	19,908	24,606	15,142
CASH AND CASH EQUIVALENTS, ENDING	$22,796	$19,908	$24,606

See accompanying notes to the consolidated financial statements.

	Year Ended December 31,
(In Thousands)	2015	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,174	$4,986	5,225
Income taxes paid	2,933	3,750	3,998
Transfer of loans to foreclosed real estate	340	2,166	470
Acquisition of Luzerne National Bank Corporation
Non-cash assets acquired:
Securities available for sale			21,783
Loans			250,377
Premises and equipment, net			8,014
Accrued interest receivable			726
Bank-owned life insurance			7,419
Intangibles			2,015
Other assets			2,636
Goodwill			14,072
			307,042
Liabilities assumed:
Deferred tax liability			76
Interest-bearing deposits			194,438
Noninterest-bearing deposits			82,518
Short-term borrowings			2,766
Accrued interest payable			103
Other liabilities			4,892
			284,793
Net non-cash assets acquired			22,249
Cash and cash equivalents acquired			$20,363

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. and its wholly owned subsidiaries, Jersey Shore State Bank (“JSSB”), Luzerne Bank ("Luzerne" collectively with JSSB "Banks"), Woods Real Estate Development Co., Inc., Woods Investment Company, Inc., and The M Group Inc. D/B/A The Comprehensive Financial Group (“The M Group”), a wholly owned subsidiary of JSSB, (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated.

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

The financial services are provided by the Banks to individuals, partnerships, non-profit organizations, and corporations through their twenty-three offices located in Clinton, Lycoming, Centre, Montour, Union, and Luzerne Counties, Pennsylvania.

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

Investment Securities

Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities held to maturity, securities available for sale, or securities held for trading.  Debt securities acquired with the intent and ability to hold to maturity are stated at cost, adjusted for amortization of premium and accretion of discount, which are computed using the interest method and recognized as adjustments of interest income. Certain other debt securities have been classified as available for sale to serve principally as a source of liquidity.  Unrealized holding gains and losses for available for sale securities are reported as a separate component of shareholders’ equity, net of tax, until realized.  Unrealized holding gains and losses for equity securities held for trading are recognized as a separate component within the income statement. Realized security gains and losses are computed using the specific identification method for debt securities and the average cost method for marketable equity securities.  Interest and dividends on investment securities are recognized as income when earned.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2015, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, rising unemployment, or negative performance trends in financial information from borrowers could be indicators of subsequent increased levels of nonperforming assets and possible charge-offs, which would normally require increased loan loss provisions. An integral part of the periodic regulatory examination process is the review of the adequacy of the Banks' loan loss allowance. The regulatory agencies could require the Banks, based on their evaluation of information available at the time of their examination, to provide additional loan loss provisions to further supplement the allowance.

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

Goodwill

The Company performs an annual impairment analysis of goodwill for its purchased subsidiaries, Luzerne and The M Group.  Based on the fair value of these reporting units, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2015, 2014, or 2013.

Intangible Assets

At December 31, 2015, the Company had intangible assets of $1,240,000 as a result of the acquisition of Luzerne National Bank Corporation, which is net of accumulated amortization of $774,000. These intangible assets will continue to be amortized using the sum-of-the-years digits method of amortization over ten years.

Investments in Limited Partnerships

The Company is a limited partner in four partnerships at December 31, 2015 that provide low income elderly housing in the Company’s geographic market area. The carrying value of the Company’s investments in limited partnerships was $899,000 at December 31, 2015 and $1,560,000 at December 31, 2014. The investments are being amortized over the ten-year tax credit receipt period utilizing the straight-line method.  The partnerships are amortized once the projects reach the level of occupancy needed to begin the ten year tax credit recognition period.  Amortization of limited partnership investments amounted to $661,000 in 2015, 2014, and 2013.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company enters into off-balance sheet financial instruments. Those instruments consist of commitments to extend credit and standby letters of credit. When those instruments are funded or become payable, the Company reports the amounts in its financial statements.

Marketing Cost

Marketing costs are generally expensed as incurred.

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

Employee Benefits

Pension and employee benefits include contributions, determined actuarially, to a defined benefit retirement plan covering the eligible employees of JSSB.  The plan is funded on a current basis to the extent that it is deductible under existing federal tax regulations.  Pension and other employee benefits also include contributions to a defined contribution Section 401(k) plan covering eligible employees.  Contributions matching those made by eligible employees are funded throughout the year. In addition, an elective contribution may be made annually at the discretion of the board of directors for the employees of JSSB with contributions being made in 2015 and 2014.

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

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor, and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. The Company has provided the necessary disclosures in Note 6. Loan Credit Quality and Related Allowance for Loan Losses.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component shown net of tax as of December 31, 2015 and 2014 were as follows:

	Twelve Months Ended December 31, 2015			Twelve Months Ended December 31, 2014
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$2,930	$(4,597)	$(1,667)	$(2,169)	$(2,725)	$(4,894)
Other comprehensive (loss) income before reclassifications	(962)	435	(527)	7,419	(2,010)	5,409
Amounts reclassified from accumulated other comprehensive (loss) income	(1,710)	105	(1,605)	(2,320)	138	(2,182)
Net current-period other comprehensive income (loss)	(2,672)	540	(2,132)	5,099	(1,872)	3,227
Ending balance	$258	$(4,057)	$(3,799)	$2,930	$(4,597)	$(1,667)

The reclassifications out of accumulated other comprehensive income as of December 31, 2015 and 2014 were as follows:

(In Thousands)	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Twelve Months Ended		Affected Line Item in the Consolidated Statement of Income
	December 31, 2015	December 31, 2014
Net realized gain on available for sale securities	$(2,592)	$(3,515)	Securities gains, net
Income tax effect	882	1,195	Income tax provision
	(1,710)	(2,320)	Net of tax

Net unrecognized pension costs	159	209	Salaries and employee benefits
Income tax effect	(54)	(71)	Income tax provision
	$105	$138	Net of tax

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

	Year Ended December 31,
	2015	2014	2013
Weighted average common shares issued	5,003,691	5,001,171	4,591,222
Average treasury stock shares	(231,452)	(185,022)	(180,596)
Weighted average common shares used to calculate basic and diluted earnings per share	4,772,239	4,816,149	4,410,626

There were 38,750 stock options issued during the third quarter of 2015 with 34,750 outstanding at December 31, 2015. The outstanding stock options did not impact diluted earnings per share as the strike price of the options was greater than the market price. There were no stock options outstanding during 2014 and 2013.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and fair values of investment securities at December 31, 2015 and 2014 are as follows:

	2015
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS)
U.S. Government and agency securities	$3,586	$—	$(37)	$3,549
Mortgage-backed securities	9,785	284	(60)	10,009
Asset-backed securities	1,960	—	(20)	1,940
State and political securities	84,992	1,797	(234)	86,555
Other debt securities	59,832	185	(2,245)	57,772
Total debt securities	160,155	2,266	(2,596)	159,825
Financial institution equity securities	10,397	1,100	(14)	11,483
Other equity securities	5,214	70	(435)	4,849
Total equity securities	15,611	1,170	(449)	16,332
Total investment securities AFS	$175,766	$3,436	$(3,045)	$176,157

	2014
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS)
U.S. Government and agency securities	$3,953	$—	$(112)	$3,841
Mortgage-backed securities	12,240	485	(28)	12,697
Asset-backed securities	2,468	27	(3)	2,492
State and political securities	104,820	3,885	(589)	108,116
Other debt securities	89,736	1,026	(1,299)	89,463
Total debt securities	213,217	5,423	(2,031)	216,609
Financial institution equity securities	8,823	1,110	(18)	9,915
Other equity securities	5,733	84	(128)	5,689
Total equity securities	14,556	1,194	(146)	15,604
Total investment securities AFS	$227,773	$6,617	$(2,177)	$232,213

The amortized cost and fair values of trading investment securities at December 31, 2015 are as follows. There were no trading securities at December 31, 2014.

	2015
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading
Financial institution equity securities	$78	$—	$(5)	$73
Total trading securities	$78	$—	$(5)	$73

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014.

	2015
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale (AFS)
U.S. Government and agency securities	$—	$—	$3,549	$(37)	$3,549	$(37)
Mortgage-backed securities	6,081	(60)	—	—	6,081	(60)
Asset-backed securities	1,626	(16)	314	(4)	1,940	(20)
State and political securities	7,345	(47)	1,656	(187)	9,001	(234)
Other debt securities	24,381	(530)	22,547	(1,715)	46,928	(2,245)
Total debt securities	39,433	(653)	28,066	(1,943)	67,499	(2,596)
Financial institution equity securities	—	—	53	(14)	53	(14)
Other equity securities	2,363	(277)	1,001	(158)	3,364	(435)
Total equity securities	2,363	(277)	1,054	(172)	3,417	(449)
Total Investment Securities AFS	$41,796	$(930)	$29,120	$(2,115)	$70,916	$(3,045)

	2014
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale (AFS)
U.S. Government and agency securities	$—	$—	$3,841	$(112)	$3,841	$(112)
Mortgage-backed securities	6,741	(28)	—	—	6,741	(28)
Asset-backed securities	—	—	519	(3)	519	(3)
State and political securities	8,243	(14)	6,382	(575)	14,625	(589)
Other debt securities	23,174	(718)	29,266	(581)	52,440	(1,299)
Total debt securities	38,158	(760)	40,008	(1,271)	78,166	(2,031)
Financial institution equity securities	407	(18)	—	—	407	(18)
Other equity securities	1,837	(100)	773	(28)	2,610	(128)
Total equity securities	2,244	(118)	773	(28)	3,017	(146)
Total Investment Securities AFS	$40,402	$(878)	$40,781	$(1,299)	$81,183	$(2,177)

At December 31, 2015 there were 44 individual securities in a continuous unrealized loss position for less than twelve months and 21 individual securities in a continuous unrealized loss position for greater than twelve months.
The Company reviews its position quarterly and has asserted that at December 31, 2015 and 2014, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,835	$1,843
Due after one year to five years	32,085	31,926
Due after five years to ten years	88,554	87,311
Due after ten years	37,681	38,745
Total	$160,155	$159,825

Total gross proceeds from sales of securities available for sale were $65,672,000, $102,145,000, and $79,114,000 for 2015, 2014, and 2013, respectively.  The following table represents gross realized gains and losses on those transactions:

	Year Ended December 31,
(In Thousands)	2015	2014	2013
Gross realized gains:
U.S. Government and agency securities	$—	$59	$—
Mortgage-backed securities	—	89	—
State and political securities	1,571	2,327	2,076
Other debt securities	825	622	490
Financial institution equity securities	183	710	241
Other equity securities	132	491	340
Total gross realized gains	$2,711	$4,298	$3,147
Gross realized losses:
U.S. Government and agency securities	$—	$45	$—
Mortgage-backed securities	—	—	92
State and political securities	22	412	611
Other debt securities	54	209	27
Financial institution equity securities	—	—	—
Other equity securities	43	117	—
Total gross realized losses	$119	$783	$730

There were no impairment charges included in gross realized losses for the years ended December 31, 2015, 2014, and 2013.

Investment securities with a carrying value of approximately $131,089,000 and $128,501,000 at December 31, 2015 and 2014, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

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

The following table presents the related aging categories of loans, by segment, as of December 31, 2015 and 2014:

	2015
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial, financial, and agricultural	$162,312	$164	$—	$1,596	$164,072
Real estate mortgage:
Residential	517,753	6,827	714	889	526,183
Commercial	295,784	720	265	5,770	302,539
Construction	26,545	67	—	212	26,824
Installment loans to individuals	26,572	429	—	—	27,001
	1,028,966	$8,207	$979	$8,467	1,046,619
Net deferred loan fees and discounts	(1,412)				(1,412)
Allowance for loan losses	(12,044)				(12,044)
Loans, net	$1,015,510				$1,033,163

	2014
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial, financial, and agricultural	$122,624	$773	$—	$759	$124,156
Real estate mortgage:
Residential	450,503	6,078	332	847	457,760
Commercial	279,731	1,819	54	9,744	291,348
Construction	21,485	—	—	511	21,996
Installment loans to individuals	21,125	383	1	—	21,509
	895,468	$9,053	$387	$11,861	916,769
Net deferred loan fees and discounts	(1,190)				(1,190)
Allowance for loan losses	(10,579)				(10,579)
Loans, net	$883,699				$905,000

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.  The carrying value of purchased loans acquired with deteriorated credit quality was $341,000 at December 31, 2015.

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

The amortizable yield for purchased credit-impaired loans was fully amortized during 2014. Changes in the amortizable yield for purchased credit-impaired loans were as follows for the twelve months ended December 31, 2014

(In Thousands)	December 31, 2014
Balance at beginning of period	$35
Accretion	(35)
Balance at end of period	$—

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30:

(In Thousands)	December 31, 2015	December 31, 2014
Outstanding balance	$441	$449
Carrying amount	341	349

The following table presents the interest income if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans as of December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015		2014		2013
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$48	$53	$42	$33	$7	$3
Real estate mortgage:
Residential	53	38	63	34	41	20
Commercial	281	54	600	264	447	251
Construction	16	—	63	2	88	56
	$398	$145	$768	$333	$583	$330

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

Mortgage loans on one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively with the exception of loans identified as troubled debt restructurings. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired.  Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.  Interest income for impaired loans is recorded consistent to the Banks' policy on non-accrual loans.

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of December 31, 2015 and 2014:

	2015
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$319	$319	$—
Real estate mortgage:
Residential	1,142	1,142	—
Commercial	1,735	1,785	—
Construction	212	212	—
	3,408	3,458	—
With an allowance recorded:
Commercial, financial, and agricultural	150	150	75
Real estate mortgage:
Residential	1,573	1,703	376
Commercial	10,752	10,752	1,653
Construction	—	—	—
	12,475	12,605	2,104
Total:
Commercial, financial, and agricultural	469	469	75
Real estate mortgage:
Residential	2,715	2,845	376
Commercial	12,487	12,537	1,653
Construction	212	212	—
	$15,883	$16,063	$2,104

	2014
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$439	$439	$—
Real estate mortgage:
Residential	139	139	—
Commercial	3,228	3,228	—
Construction	716	716	—
	4,522	4,522	—
With an allowance recorded:
Commercial, financial, and agricultural	673	673	298
Real estate mortgage:
Residential	1,327	1,449	147
Commercial	10,745	10,889	1,581
Construction	309	309	67
	13,054	13,320	2,093
Total:
Commercial, financial, and agricultural	1,112	1,112	298
Real estate mortgage:
Residential	1,466	1,588	147
Commercial	13,973	14,117	1,581
Construction	1,025	1,025	67
	$17,576	$17,842	$2,093

The following table presents the average recorded investment in impaired loans and related interest income recognized for December 31, 2015, 2014, and 2013:

	2015
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,031	$21	$10
Real estate mortgage:
Residential	2,570	72	47
Commercial	17,529	342	80
Construction	865	1	53
	$21,995	$436	$190

	2014
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$763	$26	$25
Real estate mortgage:
Residential	1,245	46	20
Commercial	10,987	130	101
Construction	1,086	17	89
	$14,081	$219	$235

	2013
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$538	$26	$—
Real estate mortgage:
Residential	1,581	62	25
Commercial	8,605	183	95
Construction	2,651	1	569
	$13,375	$272	$689

Additional funds totaling $20,000 are committed to be advanced in connection with impaired loans.

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

Loan modifications that are considered TDRs completed during the twelve months ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015			2014
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	4	$213	$213	3	$620	$620
Real estate mortgage:
Residential	11	962	962	3	392	392
Commercial	6	1,013	1,013	3	636	636
Construction	1	398	398	—	—	—
Total	22	$2,586	$2,586	9	$1,648	$1,648

Of the twenty-two new troubled debt restructurings granted for the year ended December 31, 2015, seven loans totaling $1,008,000 were granted payment concessions, four loans totaling $183,000 were granted term concessions, two loans totaling $287,000 were granted rate concessions, and nine loans totaling 1,108,000 were granted concessions due to other default.

Of the nine new troubled debt restructurings granted for the year ended December 31, 2014, five loans totaling $1,142,000 were granted term concessions, three loans totaling $288,000 were granted payment concessions, and one loan totaling 218,000 was granted a rate concession.

Loan modifications considered troubled debt restructurings made during the twelve months previous to December 31, 2015, that have defaulted during the twelve month period ending December 31, 2015 were as follows:

	Year Ended December 31, 2015
(In Thousands, Except Number of Contracts)	Number of Contracts	Recorded Investment
Commercial, financial, and agricultural	1	$106
Real estate mortgage:
Residential	6	374
Commercial	1	242
Total	8	$722

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Banks have a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external annual loan review of large commercial relationships is performed, as well as a sample of smaller transactions.  During 2015, the threshold for the annual loan review was commercial relationships $1,100,000 or greater for JSSB and $1,450,000 or greater for Luzerne. Confirmation of the appropriate risk category is included in the review.  Detailed reviews, including plans for resolution, are performed on loans classified as Substandard, Doubtful, or Loss on a quarterly basis.

The following table presents the credit quality categories identified above as of December 31, 2015 and 2014:

	2015
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$160,734	$522,853	$277,248	$26,612	$27,001	$1,014,448
Special Mention	1,669	823	8,625	—	—	11,117
Substandard	1,669	2,507	16,666	212	—	21,054
Total	$164,072	$526,183	$302,539	$26,824	$27,001	$1,046,619

	2014
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$118,210	$454,885	$256,444	$20,927	$21,509	$871,975
Special Mention	3,186	2,384	16,262	445	—	22,277
Substandard	2,760	491	18,642	624	—	22,517
Total	$124,156	$457,760	$291,348	$21,996	$21,509	$916,769

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

Activity in the allowance is presented for the twelve months ended December 31, 2015 and 2014:

	2015
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individual
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,124	$3,755	$4,205	$786	$245	$464	$10,579
Charge-offs	(283)	(49)	(743)	(46)	(240)	—	(1,361)
Recoveries	176	81	182	23	64	—	526
Provision	515	1,329	573	(603)	174	312	2,300
Ending Balance	$1,532	$5,116	$4,217	$160	$243	$776	$12,044

	2014
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$474	$3,917	$4,079	$741	$139	$794	$10,144
Charge-offs	(289)	(65)	(2,038)	—	(142)	—	(2,534)
Recoveries	18	15	—	22	64	—	119
Provision	921	(112)	2,164	23	184	(330)	2,850
Ending Balance	$1,124	$3,755	$4,205	$786	$245	$464	$10,579

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central and north-eastern Pennsylvania. Although the Company has a diversified loan portfolio at December 31, 2015 and 2014, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of loans at December 31, 2015 and 2014 as follows:

	2015	2014
Owners of residential rental properties	16.21%	16.01%
Owners of commercial rental properties	14.22%	14.67%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015 and 2014:

	2015
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated	Totals
(In Thousands)		Residential	Commercial	Construction
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$75	$376	$1,653	$—	$—	$—	$2,104
Collectively evaluated for impairment	1,457	4,740	2,564	160	243	776	9,940
Total ending allowance balance	$1,532	$5,116	$4,217	$160	$243	$776	$12,044
Loans:
Individually evaluated for impairment	$469	$2,374	$12,487	$212	$—		$15,542
Loans acquired with deteriorated credit quality	—	341	—	—	—		341
Collectively evaluated for impairment	163,603	523,468	290,052	26,612	27,001		1,030,736
Total ending loans balance	$164,072	$526,183	$302,539	$26,824	$27,001		$1,046,619

	2014
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$298	$147	$1,581	$67	$—	$—	$2,093
Collectively evaluated for impairment	826	3,608	2,624	719	245	464	8,486
Total ending allowance balance	$1,124	3,755	$4,205	$786	$245	$464	$10,579
Loans:
Individually evaluated for impairment	$1,112	$1,117	$13,973	$1,025	$—		$17,227
Loans acquired with deteriorated credit quality	—	349	—	—	—		349
Collectively evaluated for impairment	123,044	456,294	277,375	20,971	21,509		899,193
Total ending loans balance	$124,156	457,760	$291,348	$21,996	$21,509		$916,769

NOTE 7 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31, 2015 and 2014:

(In Thousands)	2015	2014
Land	$5,764	$5,759
Premises	16,074	14,767
Furniture and equipment	8,231	7,435
Leasehold improvements	1,462	1,351
Total	31,531	29,312
Less accumulated depreciation and amortization	9,701	8,203
Net premises and equipment	$21,830	$21,109

Depreciation and amortization related to premises and equipment for the years ended 2015, 2014, and 2013 was $1,564,000, $1,494,000, and $1,054,000, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLES

As of December 31, 2015 and 2014 goodwill had a gross carrying value of $17,380,000 and accumulated amortization of $276,000 resulting in a net carrying amount of $17,104,000.

The gross carrying amount of goodwill is tested for impairment in the third quarter of each fiscal year.  Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, there was no evidence of impairment of the carrying amount at December 31, 2015 or 2014.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  Since the acquisition, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible and a trade name intangible which are being amortized on an accelerated basis, and also book of business intangible that is being amortized on a straightline basis over the useful life of such assets.  The gross carrying amount of the core deposit intangible, the trade name intangible, and the book of business intangible at December 31, 2015 was $1,072,000, $76,000, and $92,000 respectively, with $521,000, $37,000, and $3,000 accumulated amortization as of that date.

As of December 31, 2015, the estimated future amortization expense for the core deposit and trade name intangible was:

(In Thousands)	Core Deposit Intangible	Trade Name Intangible	Book of Business Intangible
2016	254	18	10
2017	220	15	10
2018	185	13	10
2019	151	11	10
2020	117	8	10
2021	83	6	10
2022	48	4	10
2023	14	1	10
2024	—	—	10
2025	—	—	2
	$1,072	$76	$92

NOTE 9 - TIME DEPOSITS

Time deposits of $250,000 or more totaled approximately $28,953,000 on December 31, 2015 and $26,468,000 on December 31, 2014. Interest expense on time deposits of $100,000 or more was approximately $1,112,000, $875,000, and $841,000, for the years ended December 31, 2015, 2014, and 2013, respectively.

At December 31, 2015, the scheduled maturities on time deposits of $100,000 or more are as follows:

(In Thousands)	2015
Three months or less	$12,006
Three months to six months	5,863
Six months to twelve months	17,036
Over twelve months	71,687
Total	$106,592

Total time deposit maturities are as follows at December 31, 2015:

(In Thousands)	2015
2016	$81,010
2017	55,318
2018	51,104
2019	24,796
2020	7,093
Thereafter	2,056
Total	$221,377

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and primarily FHLB advances, which generally represent overnight or less than six month borrowings.  In addition to the outstanding balances noted below, the Banks also have additional lines of credit totaling $35,413,000 available from correspondent banks other than the FHLB.  The outstanding balances and related information for short-term borrowings are summarized as follows at December 31, 2015, 2014, and 2013:

(In Thousands)	2015	2014	2013
Repurchase Agreements:
Balance at year end	$18,334	$13,987	$12,391
Maximum amount outstanding at any month end	18,614	18,801	16,632
Average balance outstanding during the year	15,834	16,350	16,839
Weighted-average interest rate:
At year end	0.21%	0.23%	0.28%
Paid during the year	0.21%	0.22%	0.40%
Overnight:
Balance at year end	$28,304	$26,831	$14,325
Maximum amount outstanding at any month end	42,760	26,831	21,350
Average balance outstanding during the year	23,075	5,992	5,508
Weighted-average interest rate:
At year end	0.43%	0.27%	0.25%
Paid during the year	0.36%	0.30%	0.31%

We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2015 and December 31, 2014 is presented in the following tables.

	2015	2014
	Remaining Contractual Maturity of the Agreements
(In Thousands)	Overnight and Continuous	Overnight and Continuous
Repurchase Agreements:
U.S. Government and agency securities	$3,586	$3,953
Mortgage-back securities	8,368	4,526
Asset-backed securities	1,960	2,468
State and political securities	8,015	7,070
Other debt securities	2,155	2,218
Total carrying value of collateral pledged	$24,084	$20,235

Total liability recognized for repurchase agreements	$18,334	$13,987

NOTE 11 - LONG-TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2015 and 2014:

(In Thousands)		Weighted Average Interest Rate		Stated Interest Rate Range
Description	Maturity	2015	2014	From	To	2015	2014
Variable	2015	—%	3.97%	3.97%	3.97%	$—	$10,000
Variable	2017	4.22%	4.22%	4.15%	4.28%	20,000	20,000
Variable	2018	3.18%	3.18%	3.18%	3.18%	10,000	10,000
Total Variable		3.87%	3.90%			30,000	40,000
Fixed	2015	—%	6.92%	6.92%	6.92%	—	750
Fixed	2016	0.75%	0.75%	0.75%	0.75%	5,000	5,000
Fixed	2017	0.91%	0.91%	0.90%	0.97%	25,000	25,000
Fixed	2018	1.13%	—%	1.13%	1.13%	2,000	—
Fixed	2019	1.55%	—%	1.54%	1.55%	7,292	—
Fixed	2020	1.70%	—%	1.62%	1.79%	18,333	—
Fixed	2022	2.04%	—%	2.04%	2.04%	3,000	—
Total Fixed		1.28%	1.03%			60,625	30,750
Total		2.14%	2.65%			$90,625	$70,750

(In Thousands) Year Ending December 31,	Amount	Weighted Average Rate
2016	5,000	0.75%
2017	45,000	2.38%
2018	12,000	2.84%
2019	7,292	1.55%
Thereafter	21,333	1.75%
	$90,625	2.14%

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

The Banks maintain a credit arrangement which includes a revolving line of credit with the FHLB.  Under this credit arrangement, at December 31, 2015 JSSB has a remaining borrowing capacity of $236,434,000 and Luzerne has a remaining capacity of $145,476,000, which are subject to annual renewal and typically incur no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of each Bank which consist principally of first mortgage loans and mortgage-backed securities.

In December 2012, JSSB entered in to a capital lease on a piece of land in Lewisburg, Pennsylvania. The carrying amount of the land as of December 31, 2015 and 2014 was $827,000. The present value of minimum lease payments at December 31, 2015 and 2014 was $400,000 and $426,000. The following is a schedule showing the future minimum lease payments under the capital lease by years and the present value of the minimum lease payments as of December 31, 2015. The interest rate related to the lease obligation is 2.75% and the maturity date is October 2023.

(In Thousands)	Lease Payment	Interest	Present Value of Minimum Lease Payment
2016	$38	$11	$27
2017	38	10	28
2018	38	9	29
2019	38	9	29
2020	38	8	30
Thereafter	276	19	257
	$466	$66	$400

NOTE 12 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset position at December 31, 2015 and 2014:

(In Thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$3,976	$3,380
Deferred compensation	1,696	1,579
Defined Pension	1,525	2,172
Deferred Loan fees and discounts	272	256
Investment securities allowance	517	487
Low income housing credit carryforward	1,181	2,034
Capital loss carryforward	—	98
Other	1,696	1,578
Total	10,863	11,584
Deferred tax liabilities:
Unrealized gain on available for sale securities	133	1,510
Investment security accretion	231	262
Depreciation	478	734
Amortization	1,031	977
Total	1,873	3,483
Deferred tax asset, net	$8,990	$8,101

The current low income housing credit carryforward will expire in 2031.  The Company fully anticipates being able to use the carry-forward.

No valuation allowance was established at December 31, 2015 and 2014, because of the Company’s ability to carry back capital losses to recover taxes paid in previous years and certain tax strategies, together with the anticipated future taxable income as evidenced by the Company’s earning potential. The Corporation is no longer subject to federal, state, and local examinations by tax authorities for years before 2012.

The provision or benefit for income taxes is comprised of the following for the year ended December 31, 2015, 2014, and 2013:

(In Thousands)	2015	2014	2013
Currently payable	$3,527	$3,680	$3,328
Deferred benefit	209	124	123
Total provision	$3,736	$3,804	$3,451

A reconciliation between the expected income tax or benefit and the effective income tax rate on income before income tax provision or benefit follows for the year ended December 31, 2015, 2014, and 2013:

	2015		2014		2013
(In Thousands)	Amount	%	Amount	%	Amount	%
Provision at expected rate	$5,996	34.00%	$6,260	34.00%	$5,962	34.00%
(Decrease) increase in tax resulting from:
Tax-exempt income	(1,492)	(8.46)	(1,673)	(9.09)	(1,933)	(11.02)
Tax credits	(737)	(4.17)	(737)	(4.00)	(737)	(4.20)
Other, net	(31)	(0.18)	(46)	(0.25)	159	0.90
Effective income tax provision and rate	$3,736	21.19%	$3,804	20.66%	$3,451	19.68%

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

The following table sets forth the obligation and funded status as of December 31, 2015 and 2014:

(In Thousands)	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$23,450	$18,186
Service cost	—	484
Interest cost	757	859
Actuarial gain	(144)	277
Benefits paid	(639)	(1,660)
Curtailment gain	(3,155)	—
Other, change in actuarial assumptions	(1,322)	5,304
Benefit obligation at end of year	$18,947	$23,450

Change in plan assets:
Fair value of plan assets at beginning of year	$13,906	$14,258
Actual return on plan assets	25	487
Employer contribution	965	850
Benefits paid	(704)	(1,736)
Adjustment to fair value of plan assets	31	47
Fair value of plan assets at end of year	14,223	13,906
Funded status	$(4,724)	$(9,544)

Accounts recognized on balance sheet as:
Total liabilities	$(4,724)	$(9,544)

Amounts not yet recognized as a component of net periodic pension cost:
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$6,267	$6,965

The accumulated benefit obligation for the Plan was $18,947,000 and $20,296,000 at December 31, 2015 and 2014, respectively.

Components of Net Periodic Cost and Other Amounts Recognized in Other Comprehensive Income (loss) as of December 31, 2015, 2014, and 2013 are as follows:

(In Thousands)	2015	2014	2013
Net periodic pension cost:
Service cost	$64	$560	$638
Interest cost	757	859	770
Expected return on plan assets	(983)	(1,153)	(985)
Amortization of prior service cost	—	—	25
Amortization of unrecognized net loss	159	209	479
Net periodic benefit cost	$(3)	$475	$927

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31, 2015, 2014, and 2013:

	2015	2014	2013
Discount rate	4.17%	3.83%	4.75%
Rate of compensation increase	N/A	3.00%	3.00%

Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Discount rate	3.83%	4.75%	4.00%
Expected long-term return on plan assets	7.00%	8.00%	8.00%
Rate of compensation increase	N/A	3.00%	3.00%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Plan’s weighted-average asset allocations at December 31, 2015 and 2014 by asset category are as follows:

Asset Category	2015	2014
Cash	8.56%	11.54%
Fixed income securities	10.33%	12.46%
Equity	61.73%	76.00%
Inflation Hedges/Real Assets	5.03%	—%
Hedged Strategies	14.35%	—%
Total	100.00%	100.00%

The investment objective for the Plan is to maximize total return with tolerance for slightly above average risk, meaning the fund is able to tolerate short-term volatility to achieve above-average returns over the long term.

Asset allocation favors equities, with target allocation of approximately 62% equity securities, 15.0% fixed income securities, 10% inflation hedges/real assets, 10% hedged strategies, and 2.5% cash.  Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between the acceptable ranges.  The equity portfolio’s exposure is primarily in mid and large capitalization domestic equities with limited exposure to small capitalization and international stocks.

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

The following table sets forth by level, within the fair value hierarchy detailed in Note 21 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2015 and 2014:

	2015
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$1,218	$—	$—	$1,218
Mutual funds - taxable fixed income	1,467	—	—	1,467
Mutual funds - domestic equity	8,150	—	—	8,150
Mutual funds - international equity	631	—	—	631
Inflation Hedges/Real Assets	715	—	—	715
Hedged Strategies	2,042	—	—	2,042
Total assets at fair value	$14,223	$—	$—	$14,223

	2014
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$1,606	$—	$—	$1,606
Mutual funds - taxable fixed income	1,732	—	—	1,732
Mutual funds - domestic equity	8,372	—	—	8,372
Mutual funds - international equity	2,196	—	—	2,196
Total assets at fair value	$13,906	$—	$—	$13,906

The following future benefit payments that reflect expected future service, as appropriate, are expected to be paid:

(In Thousands)
2016	$783
2017	799
2018	812
2019	848
2020	882
Thereafter	4,734
$8,858

The company expects to contribute a minimum of $500,000 to its Pension Plan in 2016.

401(k) Savings Plan

The Company also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Company may make matching contributions equal to a discretionary percentage that is determined by the Board of Directors.  Participants are at all times fully vested in their contributions and vest over a period of five years regarding the employer contribution.  Contribution expense was approximately $230,000, $171,000, and $132,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan whereby participating directors elect to forego directors’ fees paid in cash.  Under this plan, the Company will make payments for a ten-year period beginning at the later of age 65 or ceasing to be a director in most cases or at death, if earlier, at which time payments would be made to their designated beneficiaries.

To fund benefits under the deferred compensation plan, the Company has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company. The Company incurred expenses related to the plan of $252,000, $235,000, and $169,000 for the years ended December 31, 2015, 2014, and 2013, respectively.  Benefits paid under the plan were approximately $103,000, $88,000, and $57,000 in 2015, 2014, and 2013, respectively.

NOTE 14 - STOCK OPTIONS

In 2014, the Company adopted the 2014 Equity Incentive Plan designed to help the Company attract, retain, and motivate employees and non-employee directors. Incentive stock options, non-qualified stock options, and restricted stock may be granted as part of the plan.

On August 27, 2015, the Company issued 38,750 stock options to a group of employees. Each option granted has a strike price of $42.03 and is exercisable after five years following the date of the grant of such options. The options expire ten years following the date of the grant of such options.

A summary of stock option activity is presented below:

	2015
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	—	—
Granted	38,750	$42.03
Exercised	—	—
Forfeited	(4,000)	42.03
Outstanding, end of year	34,750	$42.03

The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straightline basis over the options’ vesting periods while ensuring that the cumulative amount of compensation cost recognized at least equals the value of the vested portion of the award at that date. The Company determines the fair value of options granted using the Black-Scholes option-pricing model. The risk-free interest rate is based on the United States Treasury bond with a similar term to the expected life of the options at the grant date. Expected volatility was estimated based on the adjusted historic volatility of the Company’s shares. The expected life was estimated to equal the contractual life of the options. The dividend yield rate was based upon recent historical dividends paid on shares.

The following assumptions were used in determining the fair value of share options granted:

2015
Risk-free interest rate	1.63%
Expected volatility	31.58%
Expected dividend yield	4.22%
Expected life	7.51 years
Weighted average grant date fair value per option	$3.96

For the year ended December 31, 2015, recorded $19,000 in total share-based compensation expense. The compensation expense is recorded as part of the non-interest expenses in the Consolidated Statement of Income.

As at December 31, 2015, total unrecognized compensation costs related to non-vested options was $119,000 which is expected to be recognized over a period of 4.66 years.

NOTE 15 - EMPLOYEE STOCK PURCHASE PLAN

The Company maintains a Penns Woods Bancorp, Inc. Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company. The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually. There were 2,335 and 2,720 shares issued under the plan for the years ended December 31, 2015 and 2014, respectively.

NOTE 16 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and the Bank, including their immediate families and companies in which they are principal owners (more than ten percent), are indebted to the Company.  Such indebtedness was incurred in the ordinary course of business on the same terms and at those rates prevailing at the time for comparable transactions with others.

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31, 2015 and 2014:

(In Thousands)	Beginning Balance	New Loans	Repayments	Ending Balance
2014	$10,955	$7,920	$(9,929)	$8,946
2015	$8,946	$8,693	$(8,381)	$9,258

Deposits from related parties held by the Banks amounted to $13,330,000 at December 31, 2015 and $10,703,000 at December 31, 2014.

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES

The following schedule shows future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2015:

(In Thousands)
2016	$482
2017	429
2018	365
2019	248
2020	228
Thereafter	823
Total	$2,575

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities and equipment.  Total rental expense for all operating leases for the years ended December 31, 2015, 2014, and 2013 were $591,000, $523,000 and $493,000.

The Company is subject to lawsuits and claims arising out of its business.  There are no such legal proceedings or claims currently pending or threatened other than those encountered during the normal course of business.

NOTE 18 - OFF-BALANCE SHEET RISK

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2015 and 2014:

(In Thousands)	2015	2014
Commitments to extend credit	$241,936	$235,940
Standby letters of credit	4,786	7,490

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

NOTE 19 - CAPITAL REQUIREMENTS

Federal regulations require the Company and the Banks to maintain minimum amounts of capital.  Specifically, each is required to maintain certain minimum dollar amounts and ratios of Common Equity Tier 1, Total, and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.”  Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions.

As of December 31, 2015 and 2014, the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, common equity tier I risk-based, tier I risked-based, total risk-based, and tier I leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively.

The Company’s and the Banks' actual capital ratios are presented in the following tables, which shows that the Company and both Banks met all regulatory capital requirements.

Consolidated Company

	2015		2014
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$121,665	11.24%	N/A	N/A
For Capital Adequacy Purposes	48,722	4.50%	N/A	N/A
To Be Well Capitalized	70,377	6.50%	N/A	N/A
Total Capital (to Risk-weighted Assets)
Actual	$134,067	12.38%	$123,371	12.65%
For Capital Adequacy Purposes	86,617	8.00%	78,019	8.00%
To Be Well Capitalized	108,272	10.00%	97,524	10.00%
Tier I Capital (to Risk-weighted Assets)
Actual	$121,665	11.24%	$112,290	11.51%
For Capital Adequacy Purposes	64,963	6.00%	39,010	4.00%
To Be Well Capitalized	86,617	8.00%	58,514	6.00%
Tier I Capital (to Average Assets)
Actual	$121,665	9.38%	$112,290	9.27%
For Capital Adequacy Purposes	51,862	4.00%	48,476	4.00%
To Be Well Capitalized	64,828	5.00%	60,595	5.00%

Jersey Shore State Bank

	2015		2014
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$82,682	10.70%	N/A	N/A
For Capital Adequacy Purposes	34,773	4.50%	N/A	N/A
To Be Well Capitalized	50,227	6.50%	N/A	N/A
Total Capital (to Risk-weighted Assets)
Actual	$92,036	11.91%	$83,183	12.30%
For Capital Adequacy Purposes	61,818	8.00%	54,086	8.00%
To Be Well Capitalized	77,272	10.00%	67,608	10.00%
Tier I Capital (to Risk-weighted Assets)
Actual	$82,682	10.70%	$74,730	11.05%
For Capital Adequacy Purposes	46,363	6.00%	27,043	4.00%
To Be Well Capitalized	61,818	8.00%	40,565	6.00%
Tier I Capital (to Average Assets)
Actual	$82,682	8.66%	$74,730	8.50%
For Capital Adequacy Purposes	38,175	4.00%	35,175	4.00%
To Be Well Capitalized	47,719	5.00%	43,968	5.00%

Luzerne Bank

	2015		2014
(In Thousands)	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$30,549	10.66%	N/A	N/A
For Capital Adequacy Purposes	12,901	4.50%	N/A	N/A
To Be Well Capitalized	18,635	6.50%	N/A	N/A
Total Capital (to Risk-weighted Assets)
Actual	$33,274	11.61%	$29,856	10.23%
For Capital Adequacy Purposes	22,935	8.00%	23,341	8.00%
To Be Well Capitalized	28,669	10.00%	29,176	10.00%
Tier I Capital (to Risk-weighted Assets)
Actual	$30,549	10.66%	$27,886	9.56%
For Capital Adequacy Purposes	17,201	6.00%	11,670	4.00%
To Be Well Capitalized	22,935	8.00%	17,506	6.00%
Tier I Capital (to Average Assets)
Actual	$30,549	8.90%	$27,886	8.56%
For Capital Adequacy Purposes	13,725	4.00%	13,032	4.00%
To Be Well Capitalized	17,157	5.00%	16,289	5.00%

NOTE 20 - REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks. Accordingly, at December 31, 2015, the balance in the additional paid in capital account totaling $11,657,000 for JSSB and $42,214,000 for Luzerne Bank is unavailable for dividends.

The Banks are subject to regulatory restrictions, which limit the ability to loan funds to Penns Woods Bancorp, Inc.  At December 31, 2015, the regulatory lending limit amounted to approximately $16,985,000.

Cash and Due from Banks

Jersey Shore State Bank and Luzerne Bank had no reserve requirements by the district Federal Reserve Bank at December 31, 2015 or 2014; however, if they did they would be reported with cash and due from banks. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

NOTE 21 - FAIR VALUE MEASUREMENTS

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of December 31, 2015 and 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2015
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,549	$—	$3,549
Mortgage-backed securities	—	10,009	—	10,009
Asset-backed securities	—	1,940	—	1,940
State and political securities	—	86,555	—	86,555
Other debt securities	—	57,772	—	57,772
Financial institution equity securities	11,483	—	—	11,483
Other equity securities	4,849	—	—	4,849
Investment securities, trading:
Financial institution equity securities	73	—	—	73
Total assets measured on a recurring basis	$16,405	$159,825	$—	$176,230

	2014
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,841	$—	$3,841
Mortgage-backed securities	—	12,697	—	12,697
Asset-backed securities	—	2,492	—	2,492
State and political securities	—	108,116	—	108,116
Other debt securities	—	89,463	—	89,463
Financial institution equity securities	9,915	—	—	9,915
Other equity securities	5,689	—	—	5,689
Total assets measured on a recurring basis	$15,604	$216,609	$—	$232,213

The following table presents the assets reported on the balance sheet at their fair value on a non-recurring basis as of December 31, 2015 and 2014, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2015
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,779	$13,779
Other real estate owned	—	—	1,696	1,696
Total assets measured on a non-recurring basis	$—	$—	$15,475	$15,475

	2014
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$15,483	$15,483
Other real estate owned	—	—	3,241	3,241
Total assets measured on a non-recurring basis	$—	$—	$18,724	$18,724

The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of December 31, 2015 and 2014:

	2015
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$5,696	Discounted cash flow	Temporary reduction in payment amount	0 to (70)%	(17)%
			Probability of default	—%
	8,083	Appraisal of collateral	Appraisal adjustments (1)	0 to (20)%	(15)%
Other real estate owned	$1,696	Appraisal of collateral (1)

	2014
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$4,749	Discounted cash flow	Temporary reduction in payment amount	0 to (91)%	(12)%
			Probability of default	—%
	10,734	Appraisal of collateral	Appraisal adjustments (1)	0 to (20)%	(15)%
Other real estate owned	$3,241	Appraisal of collateral (1)

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

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair values of the Company’s financial instruments are as follows at December 31, 2015 and 2014:

			Fair Value Measurements at December 31, 2015
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents	$22,796	$22,796	$22,796	$—	$—
Investment securities:
Available for sale	176,157	176,157	16,332	159,825	—
Trading	73	73	73
Loans held for sale	757	757	757	—	—
Loans, net	1,033,163	1,045,140	—	—	1,045,140
Bank-owned life insurance	26,667	26,667	26,667	—	—
Accrued interest receivable	3,686	3,686	3,686	—	—

Financial liabilities:
Interest-bearing deposits	$751,797	$729,685	$509,206	$—	$220,479
Noninterest-bearing deposits	280,083	280,083	280,083	—	—
Short-term borrowings	46,638	46,638	46,638	—	—
Long-term borrowings	91,025	91,783	—	—	91,783
Accrued interest payable	426	426	426	—	—

			Fair Value Measurements at December 31, 2014
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents	$19,908	$19,908	$19,908	$—	$—
Investment securities:
Available for sale	232,213	232,213	15,604	216,609	—
Loans held for sale	550	550	550	—	—
Loans, net	905,000	916,597	—	—	916,597
Bank-owned life insurance	25,959	25,959	25,959	—	—
Accrued interest receivable	3,912	3,912	3,912	—	—

Financial liabilities:
Interest-bearing deposits	$738,041	$722,724	$506,875	$—	$215,849
Noninterest-bearing deposits	243,378	243,378	243,378	—	—
Short-term borrowings	40,818	40,818	40,818	—	—
Long-term borrowings	71,176	73,084	—	—	73,084
Accrued interest payable	381	381	381	—	—

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of December 31, 2015 and 2014.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the fair value of off-balance sheet items at December 31, 2015 and 2014.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 17.

NOTE 23 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31,

(In Thousands)	2015	2014
ASSETS:
Cash	$263	$1,299
Investment in subsidiaries:
Bank	127,126	125,524
Non-bank	8,332	8,900
Other assets	705	380
Total Assets	$136,426	$136,103
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$147	$136
Shareholders’ equity	136,279	135,967
Total liability and shareholders’ equity	$136,426	$136,103

CONDENSED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2015	2014	2013
Operating income:
Dividends from subsidiaries	$11,367	$10,080	$14,836
Security gains	—	3	—
Equity in undistributed earnings of subsidiaries	3,167	5,261	346
Operating expenses	(636)	(736)	(1,098)
Net income	$13,898	$14,608	$14,084
Comprehensive income	$11,766	$17,835	$3,833

CONDENSED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$13,898	$14,608	$14,084
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(3,167)	(5,261)	(346)
Other, net	(313)	(50)	97
Net cash provided by operating activities	10,418	9,297	13,835
INVESTING ACTIVITIES:
Outlays for business acquisitions	—	—	(2,876)
FINANCING ACTIVITIES:
Dividends paid	(8,967)	(9,055)	(9,560)
Issuance of common stock	116	118	80
Purchase of treasury stock	(2,603)	(747)	—
Net cash used for financing activities	(11,454)	(9,684)	(9,480)
NET (DECREASE) INCREASE IN CASH	(1,036)	(387)	1,479
CASH, BEGINNING OF YEAR	1,299	1,686	207
CASH, END OF YEAR	$263	$1,299	$1,686

NOTE 24 - CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, Except Per Share Data)	For the Three Months Ended
2015	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$11,397	$11,529	$11,523	$11,675
Interest expense	1,286	1,307	1,289	1,337
Net interest income	10,111	10,222	10,234	10,338
Provision for loan losses	700	600	520	480
Non-interest income, excluding securities gains	2,599	2,535	2,644	2,417
Securities gains (losses), net	661	522	493	894
Non-interest expense	8,468	8,421	8,530	8,317
Income before income tax provision	4,203	4,258	4,321	4,852
Income tax provision	848	825	957	1,106
Net income	$3,355	$3,433	$3,364	$3,746

Earnings per share - basic and diluted	$0.70	$0.72	$0.71	$0.79

(In Thousands, Except Per Share Data)	For the Three Months Ended
2014	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$11,329	$11,357	$11,460	$11,460
Interest expense	1,242	1,226	1,242	1,252
Net interest income	10,087	10,131	10,218	10,208
Provision for loan losses	485	300	460	1,605
Non-interest income, excluding securities gains	2,818	2,442	2,779	2,954
Securities gains (losses), net	393	487	2,145	490
Non-interest expense	8,643	8,422	8,313	8,512
Income before income tax provision	4,170	4,338	6,369	3,535
Income tax provision	701	875	1,576	652
Net income	$3,469	$3,463	$4,793	$2,883

Earnings per share - basic and diluted	$0.72	$0.72	$0.99	$0.60

NOTE 25 - ACQUISITION OF LUZERNE NATIONAL BANK CORPORATION

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

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of Luzerne National Bank Corporation for a total purchase price of approximately $42,612,000.  As a result of the acquisition, the Company issued 978,977 common shares, or 20.62% of the total shares outstanding as of December 31, 2015, to former shareholders of Luzerne National Bank Corporation.  Luzerne Bank is operating as an independent bank under the Penns Woods Bancorp, Inc. umbrella.

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

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2015 of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, the Company’s President and Chief

Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework" issued by COSO in May 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

S.R. Snodgrass, P.C. an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K, and, as part of the audit, has issued  a report, which appears below, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

Date: March 10, 2016	/s/ Richard A. Grafmyre	/s/ Brian L. Knepp
	Chief Executive Officer	Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Penns Woods Bancorp, Inc.
Williamsport, Pennsylvania

We have audited Penns Woods Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Penns Woods Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on Penns Woods Bancorp, Inc.’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Penns Woods Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by COSO in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 10, 2016, expressed an unqualified opinion.

Wexford, Pennsylvania
March 10, 2016

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information appearing under the captions “The Board of Directors and its Committees,” “Election of Directors,” “Information as to Nominees and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Principal Officers of the Corporation,” and “Certain Transactions” in the Company’s Proxy Statement for the Company’s 2016 annual meeting of shareholders (the “Proxy Statement”) is incorporated herein by reference.

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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2015 and December 31, 2014; (ii) the Consolidated Statement of Income for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014, and 2013; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014, and 2013; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.  As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2015 and December 31, 2014; (ii) the Consolidated Statement of Income for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014, and 2013; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014, and 2013; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.  As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2016	PENNS WOODS BANCORP, INC.
/s/ Richard A. Grafmyre
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Richard A. Grafmyre
Richard A. Grafmyre, President, Chief Executive Officer and Director	March 10, 2016
(Principal Executive Officer)

/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 10, 2016

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Chairman of the Board	March 10, 2016

/s/ Daniel K. Brewer
Daniel K. Brewer, Director	March 10, 2016

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 10, 2016

/s/ William J. Edwards
William J. Edwards, Director	March 10, 2016

/s/ James M. Furey, II
James M. Furey, II, Director	March 10, 2016

/s/ D. Michael Hawbaker
D. Michael Hawbaker, Director	March 10, 2016

/s/ Leroy H. Keiler, III
Leroy H. Keiler, III, Director	March 10, 2016

/s/ Joseph E. Kluger
Joseph E. Kluger, Director	March 10, 2016

/s/ John G. Nackley
John G. Nackley, Director	March 10, 2016

/s/ Jill F. Schwartz
Jill F. Schwartz, Director	March 10, 2016

/s/ William H. Rockey
William H. Rockey, Director	March 10, 2016

/s/ Hubert A. Valencik
Hubert A. Valencik, Director	March 10, 2016

/s/ Ronald A. Walko
Ronald A. Walko, Director	March 10, 2016