Form 10-Q
period 2016-03-31
PENNS WOODS BANCORP INC
filed 2016-05-10
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2016.

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

On May 1, 2016 there were 4,733,252 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share Data)	2016	2015
ASSETS:
Noninterest-bearing balances	$22,371	$22,044
Interest-bearing balances in other financial institutions	24,754	752
Total cash and cash equivalents	47,125	22,796

Investment securities, available for sale, at fair value	153,709	176,157
Investment securities, trading	60	73
Loans held for sale	514	757
Loans	1,041,252	1,045,207
Allowance for loan losses	(12,382)	(12,044)
Loans, net	1,028,870	1,033,163
Premises and equipment, net	22,158	21,830
Accrued interest receivable	3,878	3,686
Bank-owned life insurance	26,867	26,667
Investment in limited partnerships	746	899
Goodwill	17,104	17,104
Intangibles	2,078	1,240
Deferred tax asset	8,426	8,990
Other assets	6,602	6,695
TOTAL ASSETS	$1,318,137	$1,320,057

LIABILITIES:
Interest-bearing deposits	$790,219	$751,797
Noninterest-bearing deposits	269,362	280,083
Total deposits	1,059,581	1,031,880

Short-term borrowings	15,874	46,638
Long-term borrowings	91,025	91,025
Accrued interest payable	439	426
Other liabilities	13,555	13,809
TOTAL LIABILITIES	1,180,474	1,183,778

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,005,534 and 5,004,984 shares issued	41,713	41,708
Additional paid-in capital	50,004	49,992
Retained earnings	58,888	58,038
Accumulated other comprehensive loss:
Net unrealized gain on available for sale securities	1,324	258
Defined benefit plan	(4,032)	(4,057)
Treasury stock at cost, 272,452 and 257,852 shares	(10,234)	(9,660)
TOTAL SHAREHOLDERS’ EQUITY	137,663	136,279
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,318,137	$1,320,057

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$10,355	$9,323
Investment securities:
Taxable	622	1,014
Tax-exempt	475	767
Dividend and other interest income	274	293
TOTAL INTEREST AND DIVIDEND INCOME	11,726	11,397
INTEREST EXPENSE:
Deposits	834	743
Short-term borrowings	26	19
Long-term borrowings	492	524
TOTAL INTEREST EXPENSE	1,352	1,286
NET INTEREST INCOME	10,374	10,111
PROVISION FOR LOAN LOSSES	350	700
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,024	9,411
NON-INTEREST INCOME:
Service charges	532	553
Net securities gains, available for sale	435	661
Net securities gains, trading	40	—
Bank-owned life insurance	184	188
Gain on sale of loans	467	299
Insurance commissions	206	234
Brokerage commissions	255	245
Other	878	1,080
TOTAL NON-INTEREST INCOME	2,997	3,260
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,580	4,470
Occupancy	541	628
Furniture and equipment	701	595
Pennsylvania shares tax	258	224
Amortization of investment in limited partnerships	152	165
Federal Deposit Insurance Corporation deposit insurance	232	215
Marketing	210	129
Intangible amortization	87	82
Other	2,300	1,960
TOTAL NON-INTEREST EXPENSE	9,061	8,468
INCOME BEFORE INCOME TAX PROVISION	3,960	4,203
INCOME TAX PROVISION	882	848
NET INCOME	$3,078	$3,355
EARNINGS PER SHARE - BASIC AND DILUTED	$0.65	$0.70
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,740,503	4,801,505
DIVIDENDS DECLARED PER SHARE	$0.47	$0.47

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2016	2015
Net Income	$3,078	$3,355
Other comprehensive income:
Change in unrealized gain on available for sale securities	2,050	1,208
Tax effect	(697)	(411)
Net realized gain included in net income	(435)	(661)
Tax effect	148	225
Amortization of unrecognized pension and post-retirement items	39	—
Tax effect	(14)	—
Total other comprehensive income	1,091	361
Comprehensive income	$4,169	$3,716

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2014	5,002,649	$41,688	$49,896	$53,107	$(1,667)	$(7,057)	$135,967
Net income				3,355			3,355
Other comprehensive income					361		361
Dividends declared, ($0.47 per share)				(2,257)			(2,257)
Common shares issued for employee stock purchase plan	520	5	18				23
Purchase of treasury stock (9,610 shares)						(445)	(445)
Balance, March 31, 2015	5,003,169	$41,693	$49,914	$54,205	$(1,306)	$(7,502)	$137,004

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2015	5,004,984	$41,708	$49,992	$58,038	$(3,799)	$(9,660)	$136,279
Net income				3,078			3,078
Other comprehensive loss					1,091		1,091
Dividends declared, ($0.47 per share)				(2,228)			(2,228)
Common shares issued for employee stock purchase plan	550	5	12				17
Purchase of treasury stock (14,600 shares)						(574)	(574)
Balance, March 31, 2016	5,005,534	$41,713	$50,004	$58,888	$(2,708)	$(10,234)	$137,663

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2016	2015
OPERATING ACTIVITIES:
Net Income	$3,078	$3,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	863	826
Amortization of intangible assets	87	82
Provision for loan losses	350	700
Accretion and amortization of investment security discounts and premiums	228	208
Net securities gains, available for sale	(435)	(661)
Originations of loans held for sale	(12,617)	(9,424)
Proceeds of loans held for sale	13,327	9,210
Gain on sale of loans	(467)	(299)
Net securities gains, trading	(40)	—
Proceeds from the sale of trading securities	2,930	—
Purchases of trading securities	(2,877)	—
Earnings on bank-owned life insurance	(184)	(188)
Decrease in deferred tax asset	15	114
Other, net	(1,516)	(2,193)
Net cash provided by operating activities	2,742	1,730
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	19,839	15,807
Proceeds from calls and maturities of available for sale securities	6,535	5,204
Purchases of available for sale securities	(3,270)	(9,217)
Net decrease (increase) in loans	3,918	(28,751)
Acquisition of premises and equipment	(732)	(128)
Proceeds from the sale of foreclosed assets	6	476
Purchase of bank-owned life insurance	(27)	(27)
Proceeds from redemption of regulatory stock	2,155	2,265
Purchases of regulatory stock	(989)	(2,693)
Net cash provided by (used for) investing activities	27,435	(17,064)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	38,422	12,217
Net decrease (increase) in noninterest-bearing deposits	(10,721)	2,853
Proceeds from long-term borrowings	—	15,000
Net decrease in short-term borrowings	(30,764)	(10,193)
Dividends paid	(2,228)	(2,257)
Issuance of common stock	17	23
Purchases of treasury stock	(574)	(445)
Net cash (used for) provided by provided by financing activities	(5,848)	17,198
NET INCREASE IN CASH AND CASH EQUIVALENTS	24,329	1,864
CASH AND CASH EQUIVALENTS, BEGINNING	22,796	19,908
CASH AND CASH EQUIVALENTS, ENDING	$47,125	$21,772

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,339	$1,228
Income taxes paid	950	800
Transfer of loans to foreclosed real estate	25	7

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

The interim financial statements are unaudited, but in the opinion of management reflect all adjustments necessary for the fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 40 through 48 of the Form 10-K for the year ended December 31, 2015.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component as of March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(In Thousands)	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$258	$(4,057)	$(3,799)	$2,930	$(4,597)	$(1,667)
Other comprehensive income before reclassifications	1,353	—	1,353	797	—	797
Amounts reclassified from accumulated other comprehensive loss	(287)	25	(262)	(436)	—	(436)
Net current-period other comprehensive income	1,066	25	1,091	361	—	361
Ending balance	$1,324	$(4,032)	$(2,708)	$3,291	$(4,597)	$(1,306)

The reclassifications out of accumulated other comprehensive loss as of March 31, 2016 and 2015 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net unrealized gain on available for sale securities	$435	$661	Net securities gains, available for sale
Income tax effect	(148)	(225)	Income tax provision
Total reclassifications for the period	$287	$436	Net of tax

Net unrecognized pension costs	$(39)	$—	Salaries and employee benefits
Income tax effect	14	—	Income tax provision
Total reclassifications for the period	$(25)	$—	Net of tax

Note 3.  Recent Accounting Pronouncements

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.
In March 2016, the FASB issued ASU 2016-04, Liabilities - Extinguishments of Liabilities (Subtopic 405-20). The standard provides that liabilities related to the sale of prepaid stored-value products within the scope of this Update are financial liabilities. The amendments in the Update provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606. The amendments in this update are effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Earlier application is permitted, including adoption in an interim period. This update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815). The amendments in this update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a heading instrument under Topic 815. The standards in this update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. An entity has an option to apply the amendments in this update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This update is not expected to have a significant impact on the Company’s financial statements.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share.  There are 32,500 stock options outstanding, however, since the strike price of $42.03 is greater than the market price the options are not included in the denominator when calculating basic and dilutive earnings per share. Net income as presented on the consolidated statement of income will be used as the numerator.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive earnings per share computation.

	Three Months Ended March 31,
	2016	2015
Weighted average common shares issued	5,005,160	5,002,832
Average treasury stock shares	(264,657)	(201,327)
Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	4,740,503	4,801,505

Note 5. Investment Securities

The amortized cost and fair values of investment securities available for sale at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$3,474	$4	$(2)	$3,476
Mortgage-backed securities	9,465	337	(51)	9,751
Asset-backed securities	1,826	—	(33)	1,793
State and political securities	68,533	2,044	(2)	70,575
Other debt securities	57,080	452	(1,317)	56,215
Total debt securities	140,378	2,837	(1,405)	141,810
Financial institution equity securities	8,924	834	(23)	9,735
Other equity securities	2,401	15	(252)	2,164
Total equity securities	11,325	849	(275)	11,899
Total investment securities AFS	$151,703	$3,686	$(1,680)	$153,709

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$3,586	$—	$(37)	$3,549
Mortgage-backed securities	9,785	284	(60)	10,009
Asset-backed securities	1,960	—	(20)	1,940
State and political securities	84,992	1,797	(234)	86,555
Other debt securities	59,832	185	(2,245)	57,772
Total debt securities	160,155	2,266	(2,596)	159,825
Financial institution equity securities	10,397	1,100	(14)	11,483
Other equity securities	5,214	70	(435)	4,849
Total equity securities	15,611	1,170	(449)	16,332
Total investment securities AFS	$175,766	$3,436	$(3,045)	$176,157

The amortized cost and fair values of trading investment securities at March 31, 2016 and December 31, 2015 are as follows.

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Trading
Financial institution equity securities	$60	$—	$—	$60
Total equity securities	60	—	—	60
Total trading securities	$60	$—	$—	$60

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Trading
Financial institution equity securities	$78	$—	$(5)	$73
Total equity securities	78	—	(5)	73
Total trading securities	$78	$—	$(5)	$73

Total net realized trading gains of $40,000 for the three months ended March 31, 2016 were included in the Consolidated Statement of Income. There were no net realized trading gains for the corresponding period of 2015.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS)
U.S. Government and agency securities	$—	$—	$1,378	$(2)	$1,378	$(2)
Mortgage-backed securities	667	(2)	3,723	(49)	4,390	(51)
Asset-backed securities	1,533	(29)	260	(4)	1,793	(33)
State and political securities	1,396	(2)	—	—	1,396	(2)
Other debt securities	7,419	(158)	22,030	(1,159)	29,449	(1,317)
Total debt securities	11,015	(191)	27,391	(1,214)	38,406	(1,405)
Financial institution equity securities	146	(4)	48	(19)	194	(23)
Other equity securities	295	(113)	1,019	(139)	1,314	(252)
Total equity securities	441	(117)	1,067	(158)	1,508	(275)
Total investment securities AFS	$11,456	$(308)	$28,458	$(1,372)	$39,914	$(1,680)

	December 31, 2015
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS)
U.S. Government and agency securities	$—	$—	$3,549	$(37)	$3,549	$(37)
Mortgage-backed securities	6,081	(60)	—	—	6,081	(60)
Asset-backed securities	1,626	(16)	314	(4)	1,940	(20)
State and political securities	7,345	(47)	1,656	(187)	9,001	(234)
Other debt securities	24,381	(530)	22,547	(1,715)	46,928	(2,245)
Total debt securities	39,433	(653)	28,066	(1,943)	67,499	(2,596)
Financial institution equity securities	—	—	53	(14)	53	(14)
Other equity securities	2,363	(277)	1,001	(158)	3,364	(435)
Total equity securities	2,363	(277)	1,054	(172)	3,417	(449)
Total investment securities AFS	$41,796	$(930)	$29,120	$(2,115)	$70,916	$(3,045)

At March 31, 2016 there were a total of 13 securities in a continuous unrealized loss position for less than twelve months and 20 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at March 31, 2016, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,806	$1,812
Due after one year to five years	31,032	31,106
Due after five years to ten years	79,232	79,456
Due after ten years	28,308	29,436
Total	$140,378	$141,810

Total gross proceeds from sales of securities available for sale were $19,839,000 and $15,807,000 for the three months ended March 31, 2016 and 2015, respectively.

The following table represents gross realized gains and losses within the available for sale portfolio:

	Three Months Ended March 31,
(In Thousands)	2016	2015
Gross realized gains:
State and political securities	299	396
Other debt securities	32	74
Financial institution equity securities	82	155
Other equity securities	144	132
Total gross realized gains	$557	$757

Gross realized losses:
U.S. Government and agency securities	$—	$—
State and political securities	—	22
Other debt securities	81	32
Other equity securities	41	42
Total gross realized losses	$122	$96

The following table represents gross realized gains and losses within the trading portfolios:

	Three Months Ended March 31,
(In Thousands)	2016	2015
Gross realized gains:
Financial institution equity securities	$6	$—
Other equity securities	59	—
Total gross realized gains	$65	$—

Gross realized losses:
Financial institution equity securities	$13	$—
Other equity securities	12	—
Total gross realized losses	$25	$—

There were no impairment charges included in gross realized losses for the three months ended March 31, 2016 and 2015, respectively.

Investment securities with a carrying value of approximately $123,691,000 and $131,089,000 at March 31, 2016 and December 31, 2015, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

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

The following table presents the related aging categories of loans, by segment, as of March 31, 2016 and December 31, 2015:

	March 31, 2016
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$152,282	$317	$—	$292	$152,891
Real estate mortgage:
Residential	523,897	5,761	308	1,458	531,424
Commercial	296,145	802	—	9,312	306,259
Construction	25,111	—	—	278	25,389
Installment loans to individuals	26,290	412	—	—	26,702
	1,023,725	$7,292	$308	$11,340	1,042,665
Net deferred loan fees and discounts	(1,413)				(1,413)
Allowance for loan losses	(12,382)				(12,382)
Loans, net	$1,009,930				$1,028,870

	December 31, 2015
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$162,312	$164	$—	$1,596	$164,072
Real estate mortgage:
Residential	517,753	6,827	714	889	526,183
Commercial	295,784	720	265	5,770	302,539
Construction	26,545	67	—	212	26,824
Installment loans to individuals	26,572	429	—	—	27,001
	1,028,966	$8,207	$979	$8,467	1,046,619
Net deferred loan fees and discounts	(1,412)				(1,412)
Allowance for loan losses	(12,044)				(12,044)
Loans, net	$1,015,510				$1,033,163

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon the acquisition of Luzerne Bank on June 1, 2013, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and March 31, 2016.  The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.  The carrying value of purchased loans acquired with deteriorated credit quality was $337,000 at March 31, 2016.

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

The following table presents additional information regarding loans acquired in the Luzerne Bank transaction with specific evidence of deterioration in credit quality:

(In Thousands)	March 31, 2016	December 31, 2015
Outstanding balance	$437	$441
Carrying amount	337	341

There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and March 31, 2016. There has been no allowance for loan losses recorded for acquired loans with specific evidence of deterioration in credit quality as of March 31, 2016.

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$4	$1	$12	$8
Real estate mortgage:
Residential	32	14	5	9
Commercial	169	64	105	25
Construction	6	—	15	7
	$211	$79	$137	$49

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$304	$304	$—
Real estate mortgage:
Residential	1,598	1,598	—
Commercial	2,595	2,645	—
Construction	279	279	—
	4,776	4,826	—
With an allowance recorded:
Commercial, financial, and agricultural	291	291	219
Real estate mortgage:
Residential	1,533	1,646	353
Commercial	10,601	10,601	1,984
Construction	—	—	—
	12,425	12,538	2,556
Total:
Commercial, financial, and agricultural	595	595	219
Real estate mortgage:
Residential	3,131	3,244	353
Commercial	13,196	13,246	1,984
Construction	279	279	—
	$17,201	$17,364	$2,556

	December 31, 2015
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$319	$319	$—
Real estate mortgage:
Residential	1,142	1,142	—
Commercial	1,735	1,785	—
Construction	212	212	—
	3,408	3,458	—
With an allowance recorded:
Commercial, financial, and agricultural	150	150	75
Real estate mortgage:
Residential	1,573	1,703	376
Commercial	10,752	10,752	1,653
Construction	—	—	—
	12,475	12,605	2,104
Total:
Commercial, financial, and agricultural	469	469	75
Real estate mortgage:
Residential	2,715	2,845	376
Commercial	12,487	12,537	1,653
Construction	212	212	—
	$15,883	$16,063	$2,104

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended for March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$533	$4	$1	$1,149	$5	$7
Real estate mortgage:
Residential	2,899	22	14	1,644	12	5
Commercial	12,829	82	63	14,773	71	25
Construction	245	—	1	719	—	7
	$16,506	$108	$79	$18,285	$88	$44

Currently, there is $23,000 committed to be advanced in connection with impaired loans.

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

There were no loan modifications that were considered TDRs completed during the three months ended March 31, 2016. Loan modifications that are considered TDRs completed during the three months ended March 31, 2015 and were as follows:

	2015
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	2	$97	$97
Real estate mortgage:
Residential	5	234	234
Commercial	1	270	270
Construction	—	—	—
	8	$601	$601

Of the eight new troubled debt restructurings granted for the three months ended March 31, 2015, two loans totaling $97,000 were granted term concessions and six loans totaling $504,000 were granted concessions due to other default. All of the loans with modifications considered TDRs for the three months ended March 31, 2015 had a specific allowance within the allowance for loan losses.

There were five loan modifications considered to be TDRs made during the twelve months previous to March 31, 2016 that defaulted during the three months ended March 31, 2016.  The defaulted loan types and recorded investments at March 31, 2016 are as follows: one commercial loan with a recorded investment of $103,000, one commercial real estate loan with a recorded investment of $239,000, and three residential real estate loan with a recorded investment of $173,000. There was one loan modifications considered TDRs made during the twelve months previous to March 31, 2015 that defaulted during the three months ended March 31, 2015. The loan that defaulted is a commercial real estate loans with a recorded investment of $48,000 at March 31, 2015.

Troubled debt restructurings amounted to $9,503,000 and $9,645,000 as of March 31, 2016 and December 31, 2015.

The amount of foreclosed residential real estate held at March 31, 2016 and December 31, 2015, totaled $126,000 and $102,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2016 and December 31, 2015, totaled $938,000 and $448,000, respectively.

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

The following table presents the credit quality categories identified above as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Totals
Pass	$151,347	$527,868	$284,453	$25,111	$26,702	$1,015,481
Special Mention	1,238	808	5,573	—	—	7,619
Substandard	306	2,748	16,233	278	—	19,565
	$152,891	$531,424	$306,259	$25,389	$26,702	$1,042,665

	December 31, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Totals
Pass	$160,734	$522,853	$277,248	$26,612	$27,001	$1,014,448
Special Mention	1,669	823	8,625	—	—	11,117
Substandard	1,669	2,507	16,666	212	—	21,054
	$164,072	$526,183	$302,539	$26,824	$27,001	$1,046,619

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

Activity in the allowance is presented for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,532	$5,116	$4,217	$160	$243	$776	$12,044
Charge-offs	—	—	—	—	(51)	—	(51)
Recoveries	—	3	5	3	28	—	39
Provision	(278)	4	250	(16)	44	346	350
Ending Balance	$1,254	$5,123	$4,472	$147	$264	$1,122	$12,382

	Three Months Ended March 31, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,124	$3,755	$4,205	$786	$245	$464	$10,579
Charge-offs	(20)	(1)	(449)	—	(56)	—	(526)
Recoveries	26	24	—	11	12	—	73
Provision	348	449	117	(45)	(8)	(161)	700
Ending Balance	$1,478	$4,227	$3,873	$752	$193	$303	$10,826

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at March 31, 2016 and 2015:

	March 31,
	2016	2015
Owners of residential rental properties	16.27%	16.20%
Owners of commercial rental properties	14.27%	14.46%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated
(In Thousands)		Residential	Commercial	Construction			Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$219	$353	$1,984	$—	$—	$—	$2,556
Collectively evaluated for impairment	1,035	4,770	2,488	147	264	1,122	9,826
Total ending allowance balance	$1,254	$5,123	$4,472	$147	$264	$1,122	$12,382

Loans:
Individually evaluated for impairment	$595	$2,794	$13,196	$279	$—		$16,864
Loans acquired with deteriorated credit quality	—	337	—	—	—		337
Collectively evaluated for impairment	152,296	528,293	293,063	25,110	26,702		1,025,464
Total ending loans balance	$152,891	$531,424	$306,259	$25,389	$26,702		$1,042,665

	December 31, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated
(In Thousands)		Residential	Commercial	Construction			Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$75	$376	$1,653	$—	$—	$—	$2,104
Collectively evaluated for impairment	1,457	4,740	2,564	160	243	776	9,940
Total ending allowance balance	$1,532	$5,116	$4,217	$160	$243	$776	$12,044

Loans:
Individually evaluated for impairment	$469	$2,374	$12,487	$212	$—		$15,542
Loans acquired with deteriorated credit quality	—	341	—	—	—		341
Collectively evaluated for impairment	163,603	523,468	290,052	26,612	27,001		1,030,736
Total ending loans balance	$164,072	$526,183	$302,539	$26,824	$27,001		$1,046,619

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

The following sets forth the components of the net periodic benefit/cost of the domestic non-contributory defined benefit plan for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
(In Thousands)	2016	2015
Service cost	$17	$16
Interest cost	193	189
Expected return on plan assets	(251)	(281)
Amortization of net loss	39	40
Net periodic benefit cost	$(2)	$(36)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2015, that it expected to contribute a minimum of $500,000 to its defined benefit plan in 2016.  As of March 31, 2016, there were contributions of $250,000 made to the plan with additional contributions of at least $250,000 anticipated during the remainder of 2016.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the three months ended March 31, 2016 and 2015, there were 550 and 520 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2016 and December 31, 2015:

(In Thousands)	March 31, 2016	December 31, 2015
Commitments to extend credit	$247,801	$241,936
Standby letters of credit	5,402	4,786
Credit exposure from the sale of assets with recourse	7,167	6,523
	$260,370	$253,245

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of March 31, 2016 and December 31, 2015, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2016
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,476	$—	$3,476
Mortgage-backed securities	—	9,751	—	9,751
Asset-backed securities	—	1,793	—	1,793
State and political securities	—	70,575	—	70,575
Other debt securities	—	56,215	—	56,215
Financial institution equity securities	9,735	—	—	9,735
Other equity securities	2,164	—	—	2,164
Investment securities, trading:
Financial institution equity securities	60	—	—	60
Total assets measured on a recurring basis	$11,959	$141,810	$—	$153,769

	December 31, 2015
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,549	$—	$3,549
Mortgage-backed securities	—	10,009	—	10,009
Asset-backed securities	—	1,940	—	1,940
State and political securities	—	86,555	—	86,555
Other debt securities	—	57,772	—	57,772
Financial institution equity securities	11,483	—	—	11,483
Other equity securities	4,849	—	—	4,849
Investment securities, trading:
Financial institution equity securities	73	—	—	73
Total assets measured on a recurring basis	$16,405	$159,825	$—	$176,230

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2016
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$14,645	$14,645
Other real estate owned	—	—	1,719	1,719
Total assets measured on a non-recurring basis	$—	$—	$16,364	$16,364

	December 31, 2015
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,779	$13,779
Other real estate owned	—	—	1,696	1,696
Total assets measured on a non-recurring basis	$—	$—	$15,475	$15,475

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$5,370	Discounted cash flow	Temporary reduction in payment amount	0 to (70)%	(16)%
	9,275	Appraisal of collateral	Appraisal adjustments (1)	0 to (20)%	(13)%
Other real estate owned	$1,719	Appraisal of collateral (1)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2015
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$5,696	Discounted cash flow	Temporary reduction in payment amount	0 to (70)%	(17)%
	8,083	Appraisal of collateral	Appraisal adjustments (1)	0 to (20)%	(15)%
Other real estate owned	$1,696	Appraisal of collateral (1)
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

The fair values of the Company’s financial instruments are as follows at March 31, 2016 and December 31, 2015:

	Carrying	Fair	Fair Value Measurements at March 31, 2016
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$47,125	$47,125	$47,125	$—	$—
Investment securities:
Available for sale	153,709	153,709	11,899	141,810	—
Trading	60	60	60	—	—
Loans held for sale	514	514	514	—	—
Loans, net	1,028,870	1,068,941	—	—	1,068,941
Bank-owned life insurance	26,867	26,867	26,867	—	—
Accrued interest receivable	3,878	3,878	3,878	—	—

Financial liabilities:
Interest-bearing deposits	$790,219	$779,632	$558,909	$—	$220,723
Noninterest-bearing deposits	269,362	269,362	269,362	—	—
Short-term borrowings	15,874	15,874	15,874	—	—
Long-term borrowings	91,025	92,582	—	—	92,582
Accrued interest payable	439	439	439	—	—

	Carrying	Fair	Fair Value Measurements at December 31, 2015
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$22,796	$22,796	$22,796	$—	$—
Investment securities:
Available for sale	176,157	176,157	16,332	159,825	—
Trading	73	73	73	—	—
Loans held for sale	757	757	757	—	—
Loans, net	1,033,163	1,045,140	—	—	1,045,140
Bank-owned life insurance	26,667	26,667	26,667	—	—
Accrued interest receivable	3,686	3,686	3,686	—	—

Financial liabilities:
Interest-bearing deposits	$751,797	$729,685	$509,206	$—	$220,479
Noninterest-bearing deposits	280,083	280,083	280,083	—	—
Short-term borrowings	46,638	46,638	46,638	—	—
Long-term borrowings	91,025	91,783	—	—	91,783
Accrued interest payable	426	426	426	—	—

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

A summary of stock option activity is presented below:

	March 31, 2016		December 31, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	34,750	$42.03	—	$—
Granted	—	—	38,750	42.03
Exercised	—	—	—	—
Forfeited	(2,250)	42.03	(4,000)	42.03
Outstanding, end of year	32,500	$42.03	34,750	$42.03

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company cautions readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the  increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (vi) the Risk Factors identified in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and in other filings made by the Company under the Securities Exchange Act of 1934.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2016 and 2015

Summary Results

The three months ended March 31, 2016 generated net income of $3,078,000 compared to $3,355,000 for the same period of 2015. Comparable results were impacted by a decrease in after-tax securities gains of $122,000 (from a gain of $436,000 to a gain of $314,000). Earnings per share, basic and dilutive, for the three months ended March 31, 2016 were $0.65 compared to $0.70 for the comparable period of 2015. Return on average assets and return on average equity were 0.94% and 8.95% for the three months ended March 31, 2016 compared to 1.06% and 9.76% for the corresponding period of 2015. Operating earnings decreased to $2,764,000 for the three months ended March 31, 2016 compared to $2,919,000 for the same period of 2015, as the 2015 period included non-recurring gains on the sale of other real estate owned of $270,000. Operating earnings per share for the three months ended March 31, 2016 were $0.58 basic and dilutive compared to $0.61 basic and dilutive for the three months ended March 31, 2015.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended March 31,
	2016	2015
GAAP net income	$3,078	$3,355
Less: net securities, net of tax	314	436
Non-GAAP operating earnings	$2,764	$2,919

	Three Months Ended March 31,
	2016	2015
Return on average assets (ROA)	0.94%	1.06%
Less: net securities, net of tax	0.10%	0.13%
Non-GAAP operating ROA	0.84%	0.93%

	Three Months Ended March 31,
	2016	2015
Return on average equity (ROE)	8.95%	9.76%
Less: net securities, net of tax	0.91%	1.27%
Non-GAAP operating ROE	8.04%	8.49%

	Three Months Ended March 31,
	2016	2015
Basic earnings per share (EPS)	$0.65	$0.70
Less: net securities, net of tax	0.07	0.09
Non-GAAP basic operating EPS	$0.58	$0.61

	Three Months Ended March 31,
	2016	2015
Dilutive EPS	$0.65	$0.70
Less: net securities, net of tax	0.07	0.09
Non-GAAP dilutive operating EPS	$0.58	$0.61

Interest and Dividend Income

Interest and dividend income for the three months ended March 31, 2016 increased to $11,726,000 compared to $11,397,000 for the same period of 2015.  Loan portfolio income increased as the impact of portfolio growth, due primarily to an increase in home equity products, offset a reduction in yield of 7 basis points (“bp”) due to the competitive landscape and the continued low rate environment that is impacting new loan rates as well as the variable rate segment of the loan portfolio.  The loan portfolio income increase was offset by a decrease in investment portfolio interest due to a decline in the average taxable equivalent yield of 31 bp as the duration in the investment portfolio continues to be shortened in order to reduce interest rate and market risk in the future. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years. To offset the revenue impact of the declining asset yields, a focus has been placed on increasing earning assets by adding quality short and intermediate term loans such as home equity loans, even though these new earning assets are at lower yields than legacy assets.

Interest and dividend income composition for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended
	March 31, 2016		March 31, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$10,355	88.31%	$9,323	81.80%	$1,032	11.07%
Investment securities:
Taxable	622	5.30	1,014	8.90	(392)	(38.66)
Tax-exempt	475	4.05	767	6.73	(292)	(38.07)
Dividend and other interest income	274	2.34	293	2.57	(19)	(6.48)
Total interest and dividend income	$11,726	100.00%	$11,397	100.00%	$329	2.89%

Interest Expense

Interest expense for the three months ended March 31, 2016 increased $66,000 to $1,352,000 compared to $1,286,000 for the same period of 2015.  The increase in interest expense is primarily associated with the lengthening of the time deposit portfolio as part of a strategy to build balance sheet protection in a rising rate environment, coupled with an increase in short term borrowing utilization.

Interest expense composition for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended
	March 31, 2016		March 31, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$834	61.69%	$743	57.77%	$91	12.25%
Short-term borrowings	26	1.92	19	1.48	7	36.84
Long-term borrowings	492	36.39	524	40.75	(32)	(6.11)
Total interest expense	$1,352	100.00%	$1,286	100.00%	$66	5.13%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended March 31, 2016 was 3.57% compared to 3.69% for the corresponding period of 2015.  The decline in the net interest margin was driven by a decreasing yield on the loan and investment portfolios due to the continued low rate environment. The impact of the declining earning asset yield and decreasing investment portfolio balance was partially offset by 12.35% growth in the balance of the average loan portfolio from March 31, 2015 to March 31, 2016 resulting in net interest income on a taxable equivalent basis increasing slightly compared to the comparable three month period of 2015. The primary funding for the loan growth was an increase in core deposits. These deposits represent a lower cost funding source than time deposits and comprise 79.22% of total deposits at March 31, 2016 compared to 78.33% at March 31, 2015. Limiting the positive impact on the net interest margin caused by the growth in core deposits was the lengthening of the time deposit portfolio coupled with additional FHLB long-term borrowings as part of our strategy to prepare the balance sheet for a rising rate environment.

The following is a schedule of average balances and associated yields for the three months ended March 31, 2016 and 2015:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$54,014	$535	3.98%	$36,183	$383	4.30%
All other loans	988,632	10,002	4.07%	891,877	9,070	4.12%
Total loans	1,042,646	10,537	4.06%	928,060	9,453	4.13%

Taxable securities	99,032	885	3.57%	143,421	1,303	3.63%
Tax-exempt securities	63,373	720	4.54%	87,825	1,162	5.29%
Total securities	162,405	1,605	3.95%	231,246	2,465	4.26%

Interest-bearing deposits	12,693	11	0.35%	6,539	4	0.25%

Total interest-earning assets	1,217,744	12,153	4.01%	1,165,845	11,922	4.14%

Other assets	96,462			96,043

Total assets	$1,314,206			$1,261,888

Liabilities and shareholders’ equity:
Savings	$148,856	14	0.04%	$141,762	14	0.04%
Super Now deposits	188,147	125	0.27%	190,438	129	0.27%
Money market deposits	219,240	139	0.25%	205,243	136	0.27%
Time deposits	220,554	556	1.01%	216,775	464	0.87%
Total interest-bearing deposits	776,797	834	0.43%	754,218	743	0.40%

Short-term borrowings	28,410	26	0.36%	28,229	19	0.27%
Long-term borrowings	91,025	492	2.14%	84,009	524	2.50%
Total borrowings	119,435	518	1.72%	112,238	543	1.94%

Total interest-bearing liabilities	896,232	1,352	0.60%	866,456	1,286	0.60%

Demand deposits	265,053			240,750
Other liabilities	15,406			17,145
Shareholders’ equity	137,515			137,537

Total liabilities and shareholders’ equity	$1,314,206			$1,261,888
Interest rate spread			3.41%			3.54%
Net interest income/margin		$10,801	3.57%		$10,636	3.69%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(In Thousands)	2016	2015
Total interest income	$11,726	$11,397
Total interest expense	1,352	1,286
Net interest income	10,374	10,111
Tax equivalent adjustment	427	525
Net interest income (fully taxable equivalent)	$10,801	$10,636

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016 vs. 2015
	Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Tax-exempt loans	$334	$(182)	$152
All other loans	1,640	(708)	932
Taxable investment securities	(397)	(21)	(418)
Tax-exempt investment securities	(293)	(149)	(442)
Interest bearing deposits	5	2	7
Total interest-earning assets	1,289	(1,058)	231

Interest expense:
Savings deposits	—	—	—
Super Now deposits	(4)	—	(4)
Money market deposits	41	(38)	3
Time deposits	—	92	92
Short-term borrowings	—	7	7
Long-term borrowings	210	(242)	(32)
Total interest-bearing liabilities	247	(181)	66
Change in net interest income	$1,042	$(877)	$165

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2016, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $12,044,000 at December 31, 2015 to $12,382,000 at March 31, 2016.  The increase in the allowance for loan losses was driven by an increase in total nonperforming loans. In addition the portfolio experienced minimal net charge-offs during the three months ended March 31, 2016 of $12,000.  The majority of the loans charged-off had a specific allowance within the allowance for losses.  At March 31, 2016 and December 31, 2015, the allowance for loan losses to total loans was 1.19% and 1.15%, respectively.

The provision for loan losses totaled $350,000 and $700,000 for the three months ended March 31, 2016 and 2015.  The amount of the provision for loan losses was primarily the result of loan growth.

Nonperforming loans increasing to $11,648,000 at March 31, 2016 from $11,157,000 at March 31, 2015 is primarily the result of a large commercial real estate loan that was placed on non-accrual status.  The ratio of nonperforming loans to total loans was 1.12% and 1.18% at March 31, 2016 and 2015, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 106.30% and 97.03% at March 31, 2016 and 2015, respectively. Internal loan review and analysis coupled with loan growth dictated a provision for loan losses of $350,000 for the three months ended March 31, 2016.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
March 31, 2016	$308	$11,340	$11,648
December 31, 2015	979	8,467	9,446
September 30, 2015	99	8,509	8,608
June 30, 2015	890	8,799	9,689
March 31, 2015	391	10,766	11,157

Non-interest Income

Total non-interest income for the three months ended March 31, 2016 compared to the same period in 2015 decreased $263,000 to $2,997,000.  Excluding net securities gains, non-interest income for the three months ended March 31, 2016 decreased $77,000 compared to the same period in 2015.  The increase in gain on sale of loans was driven by a shift in distribution channels and the hiring of additional mortgage loan officers over the past year.  The decrease in other non-interest income is the result of a gain on sale of other real-estate of $270,000 during 2015.

Non-interest income composition for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended
	March 31, 2016		March 31, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$532	17.75%	$553	16.96%	$(21)	(3.80)%
Net securities gains, available for sale	435	14.51	661	20.27	(226)	(34.19)
Net securities gains, trading	40	1.33	—	—	40	(100.00)
Bank-owned life insurance	184	6.14	188	5.77	(4)	(2.13)
Gain on sale of loans	467	15.58	299	9.17	168	56.19
Insurance commissions	206	6.87	234	7.18	(28)	(11.97)
Brokerage commissions	255	8.51	245	7.52	10	4.08
Other	878	29.31	1,080	33.13	(202)	(18.70)
Total non-interest income	$2,997	100.00%	$3,260	100.00%	$(263)	(8.07)%

Non-interest Expense

Total non-interest expense increased $593,000 for the three months ended March 31, 2016 compared to the same period of 2015.  The increase in salaries and employee benefits is primarily attributable to increases in health insurance.  Furniture and equipment expenses increased primarily due to the construction and subsequent opening of a new branch in late 2015. Other expenses increased primarily due to increased expenses related to the debit card EMV (chip embedded card) conversion and system upgrades.

Non-interest expense composition for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended
	March 31, 2016		March 31, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,580	50.55%	$4,470	52.79%	$110	2.46%
Occupancy	541	5.97	628	7.42	(87)	(13.85)
Furniture and equipment	701	7.74	595	7.03	106	17.82
Pennsylvania shares tax	258	2.85	224	2.64	34	15.18
Amortization of investment in limited partnerships	152	1.68	165	1.95	(13)	(7.88)
Federal Deposit Insurance Corporation deposit insurance	232	2.56	215	2.54	17	7.91
Marketing	210	2.32	129	1.52	81	62.79
Intangible amortization	87	0.96	82	0.97	5	6.10
Other	2,300	25.37	1,960	23.14	340	17.35
Total non-interest expense	$9,061	100.00%	$8,468	100.00%	$593	7.00%

Provision for Income Taxes

Income taxes decreased $34,000 for the three months ended March 31, 2016 compared to the same periods of 2015.  The primary cause of the increase in tax expense for the three months ended March 31, 2016 compared to 2015 is the impact of a reduction of $292,000 in tax-exempt interest income within the investment portfolio. Excluding the impact of the net securities gains, the effective tax rate for the three months ended March 31, 2016 was 20.67% compared to 17.60% for the same period of 2015.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $24,329,000 from $22,796,000 at December 31, 2015 to $47,125,000 at March 31, 2016 primarily as a result of the following activities during the three months ended March 31, 2016:

Loans Held for Sale

Activity regarding loans held for sale resulted in originations trailing sales proceeds, less $467,000 in realized gains, by $243,000 for the three months ended March 31, 2016.

Loans

Gross loans decreased $3,955,000 since December 31, 2015 due to a decrease in commercial, financial, and agricultural loans.

The allocation of the loan portfolio, by category, as of March 31, 2016 and December 31, 2015 is presented below:

	March 31, 2016		December 31, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$152,891	14.68%	$164,072	15.70%	$(11,181)	(6.81)%
Real estate mortgage:
Residential	531,424	51.05	526,183	50.34	5,241	1.00%
Commercial	306,259	29.41	302,539	28.95	3,720	1.23%
Construction	25,389	2.44	26,824	2.57	(1,435)	(5.35)%
Installment loans to individuals	26,702	2.56	27,001	2.58	(299)	(1.11)%
Net deferred loan fees and discounts	(1,413)	(0.14)	(1,412)	(0.14)	(1)	0.07%
Gross loans	$1,041,252	100.00%	$1,045,207	100.00%	$(3,955)	(0.38)%

The following table shows the amount of accrual and non-accrual TDRs at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$304	$145	$449	$320	$149	$469
Real estate mortgage:
Residential	1,410	350	1,760	1,428	353	1,781
Commercial	5,031	2,263	7,294	5,085	2,312	7,397
	$6,745	$2,758	$9,503	$6,833	$2,814	$9,647

Investments

The fair value of the investment securities portfolio at March 31, 2016 decreased $22,461,000 since December 31, 2015 while the amortized cost of the portfolio decreased $24,081,000.  The decrease in value is the result of the investment portfolio being actively managed in order to reduce interest rate and market risk. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years.  The proceeds of the bond sales are being deployed into loans and intermediate term corporate bonds and short and intermediate term municipal bonds.  The strategy to sell a portion of the long-term bond portfolio does negatively impact current earnings, but this action plays a key role in our long-term asset liability management strategy as the balance sheet is shortened to better prepare for a rising rate environment. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 89% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact stock pricing.  The amortized cost of the available for sale equity securities portfolio has decreased $4,286,000 to $11,325,000 at March 31, 2016 from $15,611,000 at December 31, 2015 while the fair value decreased $4,433,000 over the same time period.

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

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at March 31, 2016 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS)
U.S. Government and agency securities	$3,474	$3,476	$—	$—	$—	$—	$3,474	$3,476
Mortgage-backed securities	9,465	9,751	—	—	—	—	9,465	9,751
Asset-backed securities	1,826	1,793	—	—	—	—	1,826	1,793
State and political securities	65,810	67,811	—	—	2,723	2,764	68,533	70,575
Other debt securities	48,406	48,178	8,674	8,037	—	—	57,080	56,215
Total debt securities AFS	$128,981	$131,009	$8,674	$8,037	$2,723	$2,764	$140,378	$141,810

Financing Activities

Deposits

Total deposits increased $27,701,000 from December 31, 2015 to March 31, 2016.  The growth was led by an increase in NOW deposit accounts from December 31, 2015 to March 31, 2016 of 8.00%.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios.  The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2016		December 31, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$269,362	25.42%	$280,083	27.15%	$(10,721)	(3.83)%
NOW accounts	190,168	17.95	176,078	17.06	14,090	8.00
Money market deposits	226,659	21.39	209,782	20.33	16,877	8.05
Savings deposits	153,217	14.46	144,561	14.01	8,656	5.99
Time deposits	220,175	20.78	221,376	21.45	(1,201)	(0.54)
	$1,059,581	100.00%	$1,031,880	100.00%	$27,701	2.68%

Borrowed Funds

Total borrowed funds decreased 22.35% or $30,764,000 to $106,899,000 at March 31, 2016 compared to $137,663,000 at December 31, 2015.  Short-term and long-term borrowings primarily decreased due to growth in deposits.

	March 31, 2016		December 31, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$28,304	20.56%	$(28,304)	(100.00)%
Securities sold under agreement to repurchase	15,874	14.85	18,334	13.32	(2,460)	(13.42)
Total short-term borrowings	15,874	14.85	46,638	33.88	(30,764)	(65.96)
Long-term borrowings:
Long-term FHLB borrowings	90,625	84.78	90,625	65.83	—	—
Long-term capital lease	400	0.37	400	0.29	—	—
Total long-term borrowings	91,025	85.15	91,025	66.12	—	—%
Total borrowed funds	$106,899	100.00%	$137,663	100.00%	$(30,764)	(22.35)%

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

The Company's capital ratios as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$121,772	11.26%	$121,665	11.24%
For Capital Adequacy Purposes	48,666	4.50	48,722	4.50
To Be Well Capitalized	70,295	6.50	70,377	6.50
Tier I Capital (to Risk-weighted Assets)
Actual	$121,772	11.26%	$121,665	11.24%
For Capital Adequacy Purposes	64,887	6.00	64,963	6.00
To Be Well Capitalized	86,517	8.00	86,617	8.00
Total Capital (to Risk-weighted Assets)
Actual	$126,199	11.67%	$134,067	12.38%
For Capital Adequacy Purposes	86,512	8.00	86,617	8.00
To Be Well Capitalized	108,140	10.00	108,272	10.00
Tier I Capital (to Average Assets)
Actual	$121,772	9.40%	$121,665	9.38%
For Capital Adequacy Purposes	51,818	4.00	51,862	4.00
To Be Well Capitalized	64,772	5.00	64,828	5.00

Jersey Shore State Bank's capital ratios as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$83,113	10.79%	$82,682	10.70%
For Capital Adequacy Purposes	34,663	4.50	34,773	4.50
To Be Well Capitalized	50,068	6.50	50,227	6.50
Tier I Capital (to Risk-weighted Assets)
Actual	$83,113	10.79%	$82,682	10.70%
For Capital Adequacy Purposes	46,217	6.00	46,363	6.00
To Be Well Capitalized	61,622	8.00	61,818	8.00
Total Capital (to Risk-weighted Assets)	-
Actual	$84,973	11.03%	$92,036	11.91%
For Capital Adequacy Purposes	61,630	8.00	61,818	8.00
To Be Well Capitalized	77,038	10.00	77,272	10.00
Tier I Capital (to Average Assets)
Actual	$83,113	8.69%	$82,682	8.66%
For Capital Adequacy Purposes	38,269	4.00	38,175	4.00
To Be Well Capitalized	47,836	5.00	47,719	5.00

Luzerne Bank's capital ratios as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$30,382	9.83%	$30,549	10.66%
For Capital Adequacy Purposes	13,908	4.50	12,901	4.50
To Be Well Capitalized	20,090	6.50	18,635	6.50
Tier I Capital (to Risk-weighted Assets)
Actual	$30,382	9.80%	$30,549	10.66%
For Capital Adequacy Purposes	18,601	6.00	17,201	6.00
To Be Well Capitalized	24,802	8.00	22,935	8.00
Total Capital (to Risk-weighted Assets)
Actual	$32,696	10.58%	$33,274	11.61%
For Capital Adequacy Purposes	24,723	8.00	22,935	8.00
To Be Well Capitalized	30,904	10.00	28,669	10.00
Tier I Capital (to Average Assets)
Actual	$30,382	8.87%	$30,549	8.90%
For Capital Adequacy Purposes	13,701	4.00	13,725	4.00
To Be Well Capitalized	17,126	5.00	17,157	5.00

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

The following liquidity measures are monitored for compliance and were within the limits cited at March 31, 2016:

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

The Banks, like other financial institutions, must have sufficient funds available to meet liquidity needs for deposit withdrawals, loan commitments and originations, and expenses.  In order to control cash flow, the Banks estimate future cash flows from deposits, loan payments, and investment security payments.  The primary sources of funds are deposits, principal and interest payments on loans and investment securities, FHLB borrowings, and brokered deposits.  Management believes the Banks have adequate resources to meet their normal funding requirements.

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a total current maximum borrowing capacity at the FHLB of $521,413,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $35,366,000.  Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $90,625,000 as of March 31, 2016.

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

The following is a rate shock forecast for the twelve month period ending March 31, 2017 assuming a static balance sheet as of March 31, 2016.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$34,892	$37,519	$40,386	$42,847	$45,222	$47,249	$48,789
Change from static	(5,494)	(2,867)	—	2,461	4,836	6,863	8,403
Percent change from static	-13.60%	-7.10%	—	6.09%	11.97%	16.99%	20.81%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at both the level of the Company and the Banks.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analysis or simulation analysis compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2015.  Additional information and details are provided in the “Liquidity, Interest Rate Sensitivity, and Market Risk” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended March 31, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1 - January 31, 2016)	—	$—	—	404,744
Month #2 (February 1 - February 29, 2016)	9,363	39.56	9,363	395,381
Month #3 (March 1 - March 31, 2016)	5,237	38.91	5,237	390,144

On April 25, 2016, the Board of Directors extended the previously approved authorization to repurchase up to 482,000 shares, or approximately 10%, of the outstanding shares of the Company for an additional year to April 30, 2017.  As of March 31, 2016 there have been 91,856 shares repurchased under this plan.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2016 and December 31, 2015; (ii) the Consolidated Statement of Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2016 and 2015; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	May 10, 2016	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2016	/s/ Brian L. Knepp
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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2016 and December 31, 2015; (ii) the Consolidated Statement of Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2016 and 2015; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.