Form 10-Q
period 2016-06-30
PENNS WOODS BANCORP INC
filed 2016-08-09
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2016.

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

On August 1, 2016 there were 4,733,830 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share Data)	2016	2015
ASSETS:
Noninterest-bearing balances	$24,088	$22,044
Interest-bearing balances in other financial institutions	45,387	752
Total cash and cash equivalents	69,475	22,796

Investment securities, available for sale, at fair value	146,667	176,157
Investment securities, trading	—	73
Loans held for sale	1,349	757
Loans	1,054,119	1,045,207
Allowance for loan losses	(12,517)	(12,044)
Loans, net	1,041,602	1,033,163
Premises and equipment, net	22,304	21,830
Accrued interest receivable	3,490	3,686
Bank-owned life insurance	27,016	26,667
Investment in limited partnerships	679	899
Goodwill	17,104	17,104
Intangibles	1,979	1,240
Deferred tax asset	7,400	8,990
Other assets	7,392	6,695
TOTAL ASSETS	$1,346,457	$1,320,057

LIABILITIES:
Interest-bearing deposits	$810,865	$751,797
Noninterest-bearing deposits	274,002	280,083
Total deposits	1,084,867	1,031,880

Short-term borrowings	17,440	46,638
Long-term borrowings	91,025	91,025
Accrued interest payable	456	426
Other liabilities	13,275	13,809
TOTAL LIABILITIES	1,207,063	1,183,778

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,006,036 and 5,004,984 shares issued	41,717	41,708
Additional paid-in capital	50,025	49,992
Retained earnings	60,054	58,038
Accumulated other comprehensive loss:
Net unrealized gain on available for sale securities	1,838	258
Defined benefit plan	(4,006)	(4,057)
Treasury stock at cost, 272,452 and 257,852 shares	(10,234)	(9,660)
TOTAL SHAREHOLDERS’ EQUITY	139,394	136,279
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,346,457	$1,320,057

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$10,466	$9,752	$20,821	$19,075
Investment securities:
Taxable	601	885	1,223	1,899
Tax-exempt	398	744	874	1,511
Dividend and other interest income	204	148	477	441
TOTAL INTEREST AND DIVIDEND INCOME	11,669	11,529	23,395	22,926
INTEREST EXPENSE:
Deposits	881	785	1,716	1,528
Short-term borrowings	8	28	34	47
Long-term borrowings	492	494	983	1,018
TOTAL INTEREST EXPENSE	1,381	1,307	2,733	2,593
NET INTEREST INCOME	10,288	10,222	20,662	20,333
PROVISION FOR LOAN LOSSES	258	600	608	1,300
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,030	9,622	20,054	19,033
NON-INTEREST INCOME:
Service charges	561	598	1,093	1,151
Net securities gains, available for sale	486	526	921	1,187
Net securities gains (losses), trading	6	(4)	46	(4)
Bank-owned life insurance	161	171	345	359
Gain on sale of loans	566	482	1,033	781
Insurance commissions	200	204	405	438
Brokerage commissions	272	294	527	539
Other	926	786	1,805	1,866
TOTAL NON-INTEREST INCOME	3,178	3,057	6,175	6,317
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,346	4,301	8,926	8,771
Occupancy	545	564	1,086	1,192
Furniture and equipment	679	643	1,380	1,238
Pennsylvania shares tax	220	243	478	467
Amortization of investment in limited partnerships	68	166	220	331
Federal Deposit Insurance Corporation deposit insurance	236	230	468	445
Marketing	185	145	395	274
Intangible amortization	100	80	187	162
Other	2,287	2,049	4,587	4,009
TOTAL NON-INTEREST EXPENSE	8,666	8,421	17,727	16,889
INCOME BEFORE INCOME TAX PROVISION	4,542	4,258	8,502	8,461
INCOME TAX PROVISION	1,152	825	2,034	1,673
NET INCOME	$3,390	$3,433	$6,468	$6,788
EARNINGS PER SHARE - BASIC AND DILUTED	$0.72	$0.72	$1.37	$1.42
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,733,251	4,779,687	4,736,878	4,790,536
DIVIDENDS DECLARED PER SHARE	$0.47	$0.47	$0.94	$0.94

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Net Income	$3,390	$3,433	$6,468	$6,788
Other comprehensive income:
Change in unrealized gain (loss) on available for sale securities	1,265	(2,379)	3,316	(1,171)
Tax effect	(430)	809	(1,127)	398
Net realized gain on available for sale securities included in net income	(486)	(526)	(921)	(1,187)
Tax effect	165	179	312	404
Amortization of unrecognized pension and post-retirement items	39	80	79	80
Tax effect	(13)	(27)	(28)	(27)
Total other comprehensive income (loss)	540	(1,864)	1,631	(1,503)
Comprehensive income	$3,930	$1,569	$8,099	$5,285

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2014	5,002,649	$41,688	$49,896	$53,107	$(1,667)	$(7,057)	$135,967
Net income				6,788			6,788
Other comprehensive loss					(1,503)		(1,503)
Dividends declared, ($0.94 per share)				(4,498)			(4,498)
Common shares issued for employee stock purchase plan	1,108	10	37				47
Purchase of treasury stock (40,644 shares)						(1,803)	(1,803)
Balance, June 30, 2015	5,003,757	$41,698	$49,933	$55,397	$(3,170)	$(8,860)	$134,998

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS (INCOME)	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2015	5,004,984	$41,708	$49,992	$58,038	$(3,799)	$(9,660)	$136,279
Net income				6,468			6,468
Other comprehensive income					1,631		1,631
Dividends declared, ($0.94 per share)				(4,452)			(4,452)
Common shares issued for employee stock purchase plan	1,052	9	33				42
Purchase of treasury stock (14,600 shares)						(574)	(574)
Balance, June 30, 2016	5,006,036	$41,717	$50,025	$60,054	$(2,168)	$(10,234)	$139,394

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2016	2015
OPERATING ACTIVITIES:
Net Income	$6,468	$6,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,596	1,642
Amortization of intangible assets	187	162
Provision for loan losses	608	1,300
Accretion and amortization of investment security discounts and premiums	439	418
Net securities gains, available for sale	(921)	(1,187)
Originations of loans held for sale	(30,946)	(27,170)
Proceeds of loans held for sale	31,387	26,394
Gain on sale of loans	(1,033)	(781)
Net securities (gains) losses, trading	(46)	4
Proceeds from the sale of trading securities	3,439	230
Purchases of trading securities	(3,320)	(391)
Earnings on bank-owned life insurance	(345)	(359)
Decrease in deferred tax asset	776	131
Other, net	(2,822)	(1,672)
Net cash provided by operating activities	5,467	5,509
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	36,007	31,693
Proceeds from calls and maturities of available for sale securities	13,591	9,873
Purchases of available for sale securities	(17,730)	(23,987)
Net increase in loans	(9,130)	(63,150)
Acquisition of premises and equipment	(1,235)	(483)
Proceeds from the sale of foreclosed assets	433	1,547
Purchase of bank-owned life insurance	(27)	(27)
Proceeds from redemption of regulatory stock	2,311	5,162
Purchases of regulatory stock	(1,813)	(6,429)
Net cash provided by (used for) investing activities	22,407	(45,801)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	59,068	24,925
Net (decrease) increase in noninterest-bearing deposits	(6,081)	1,124
Proceeds from long-term borrowings	—	15,000
Repayment of long-term borrowings	—	(10,750)
Net (decrease) increase in short-term borrowings	(29,198)	18,208
Dividends paid	(4,452)	(4,498)
Issuance of common stock	42	47
Purchases of treasury stock	(574)	(1,803)
Net cash provided by provided by financing activities	18,805	42,253
NET INCREASE IN CASH AND CASH EQUIVALENTS	46,679	1,961
CASH AND CASH EQUIVALENTS, BEGINNING	22,796	19,908
CASH AND CASH EQUIVALENTS, ENDING	$69,475	$21,869

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,703	$2,564
Income taxes paid	2,750	1,600
Transfer of loans to foreclosed real estate	83	237

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

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component as of June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(In Thousands)	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$1,324	$(4,032)	$(2,708)	$3,291	$(4,597)	$(1,306)
Other comprehensive income (loss) before reclassifications	835	—	$835	(1,570)	—	(1,570)
Amounts reclassified from accumulated other comprehensive (loss) income	(321)	26	$(295)	(347)	53	(294)
Net current-period other comprehensive income (loss)	514	26	$540	(1,917)	53	(1,864)
Ending balance	$1,838	$(4,006)	$(2,168)	$1,374	$(4,544)	$(3,170)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(In Thousands)	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$258	$(4,057)	$(3,799)	$2,930	$(4,597)	$(1,667)
Other comprehensive income (loss) before reclassifications	2,189	—	2,189	(773)	—	(773)
Amounts reclassified from accumulated other comprehensive (loss) income	(609)	51	(558)	(783)	53	(730)
Net current-period other comprehensive income (loss)	1,580	51	1,631	(1,556)	53	(1,503)
Ending balance	$1,838	$(4,006)	$(2,168)	$1,374	$(4,544)	$(3,170)

The reclassifications out of accumulated other comprehensive loss as of June 30, 2016 and 2015 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Net unrealized gain on available for sale securities	$486	$526	Net securities gains, available for sale
Income tax effect	(165)	(179)	Income tax provision
Total reclassifications for the period	$321	$347	Net of tax

Net unrecognized pension costs	$(39)	$(80)	Salaries and employee benefits
Income tax effect	13	27	Income tax provision
Total reclassifications for the period	$(26)	$(53)	Net of tax

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net unrealized gain on available for sale securities	$921	$1,187	Net securities gains, available for sale
Income tax effect	(312)	(404)	Income tax provision
Total reclassifications for the period	$609	$783	Net of tax

Net unrecognized pension costs	$(79)	$(80)	Salaries and employee benefits
Income tax effect	28	27	Income tax provision
Total reclassifications for the period	$(51)	$(53)	Net of tax

Note 3.  Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The core principle of the update is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operation.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share.  There are 31,000 stock options outstanding, however, since the strike price of $42.03 is greater than the market price the options are not included in the denominator when calculating basic and dilutive earnings per share. Net income as presented on the consolidated statement of income will be used as the numerator.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive earnings per share computation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average common shares issued	5,005,703	5,003,365	5,005,432	5,003,100
Average treasury stock shares	(272,452)	(223,678)	(268,554)	(212,564)
Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	4,733,251	4,779,687	4,736,878	4,790,536

Note 5. Investment Securities

The amortized cost and fair values of investment securities available for sale at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$2,710	$20	$—	$2,730
Mortgage-backed securities	8,417	328	(56)	8,689
Asset-backed securities	1,691	—	(15)	1,676
State and political securities	66,632	2,304	—	68,936
Other debt securities	52,435	601	(1,143)	51,893
Total debt securities	131,885	3,253	(1,214)	133,924
Financial institution equity securities	9,595	899	(12)	10,482
Other equity securities	2,401	53	(193)	2,261
Total equity securities	11,996	952	(205)	12,743
Total investment securities AFS	$143,881	$4,205	$(1,419)	$146,667

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$3,586	$—	$(37)	$3,549
Mortgage-backed securities	9,785	284	(60)	10,009
Asset-backed securities	1,960	—	(20)	1,940
State and political securities	84,992	1,797	(234)	86,555
Other debt securities	59,832	185	(2,245)	57,772
Total debt securities	160,155	2,266	(2,596)	159,825
Financial institution equity securities	10,397	1,100	(14)	11,483
Other equity securities	5,214	70	(435)	4,849
Total equity securities	15,611	1,170	(449)	16,332
Total investment securities AFS	$175,766	$3,436	$(3,045)	$176,157

The amortized cost and fair values of trading investment securities at June 30, 2016 and December 31, 2015 are as follows.

June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Trading
Financial institution equity securities	$—	$—	$—	$—
Total equity securities	—	—	—	—
Total trading securities	$—	$—	$—	$—

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Trading
Financial institution equity securities	$78	$—	$(5)	$73
Total equity securities	78	—	(5)	73
Total trading securities	$78	$—	$(5)	$73

Total net realized trading gains of $6,000 and $46,000 for the three and six month periods ended June 30, 2016 compared to the net realized trading loss of $4,000 for the three and six month periods ended June 30, 2015 were included in the Consolidated Statement of Income.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS)
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	621	(2)	3,689	(54)	4,310	(56)
Asset-backed securities	1,469	(13)	207	(2)	1,676	(15)
State and political securities	—	—	—	—	—	—
Other debt securities	5,015	(47)	15,316	(1,096)	20,331	(1,143)
Total debt securities	7,105	(62)	19,212	(1,152)	26,317	(1,214)
Financial institution equity securities	55	(12)	—	—	55	(12)
Other equity securities	1,218	(193)	—	—	1,218	(193)
Total equity securities	1,273	(205)	—	—	1,273	(205)
Total investment securities AFS	$8,378	$(267)	$19,212	$(1,152)	$27,590	$(1,419)

	December 31, 2015
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS)
U.S. Government and agency securities	$—	$—	$3,549	$(37)	$3,549	$(37)
Mortgage-backed securities	6,081	(60)	—	—	6,081	(60)
Asset-backed securities	1,626	(16)	314	(4)	1,940	(20)
State and political securities	7,345	(47)	1,656	(187)	9,001	(234)
Other debt securities	24,381	(530)	22,547	(1,715)	46,928	(2,245)
Total debt securities	39,433	(653)	28,066	(1,943)	67,499	(2,596)
Financial institution equity securities	—	—	53	(14)	53	(14)
Other equity securities	2,363	(277)	1,001	(158)	3,364	(435)
Total equity securities	2,363	(277)	1,054	(172)	3,417	(449)
Total investment securities AFS	$41,796	$(930)	$29,120	$(2,115)	$70,916	$(3,045)

At June 30, 2016 there were a total of 7 securities in a continuous unrealized loss position for less than twelve months and 17 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at June 30, 2016, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,158	$2,162
Due after one year to five years	34,417	34,882
Due after five years to ten years	72,112	72,662
Due after ten years	23,198	24,218
Total	$131,885	$133,924

Total gross proceeds from sales of securities available for sale were $36,007,000 and $31,693,000 for the six months ended June 30, 2016 and 2015, respectively.

The following table represents gross realized gains and losses within the available for sale portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Gross realized gains:
Mortgage-backed securities	6	—	6	—
State and political securities	$339	$350	$638	$746
Other debt securities	226	185	258	259
Financial institution equity securities	—	7	82	162
Other equity securities	—	—	144	132
Total gross realized gains	$571	$542	$1,128	$1,299

Gross realized losses:
U.S. Government and agency securities	$3	$—	$3	$—
Mortgage-backed securities	—	—	—	—
Asset-backed securities	—	—	—	—
State and political securities	—	—	—	22
Other debt securities	82	15	163	47
Financial institution equity securities	—	—	—	—
Other equity securities	—	1	41	43
Total gross realized losses	$85	$16	$207	$112

The following table represents gross realized gains and losses within the trading portfolios:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Gross realized gains:
Financial institution equity securities	—	2	$6	$2
Other equity securities	9	1	68	1
Total gross realized gains	$9	$3	$74	$3

Gross realized losses:
Financial institution equity securities	3	3	$16	$3
Other equity securities	—	4	12	4
Total gross realized losses	$3	$7	$28	$7

There were no impairment charges included in gross realized losses for the three and six months ended June 30, 2016 and 2015, respectively.

Investment securities with a carrying value of approximately $108,144,000 and $131,089,000 at June 30, 2016 and December 31, 2015, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

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

The following table presents the related aging categories of loans, by segment, as of June 30, 2016 and December 31, 2015:

	June 30, 2016
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$154,569	$244	$152	$140	$155,105
Real estate mortgage:
Residential	540,130	2,837	123	1,970	545,060
Commercial	293,174	1,198	235	8,929	303,536
Construction	24,494	—	—	67	24,561
Installment loans to individuals	26,795	516	—	8	27,319
	1,039,162	$4,795	$510	$11,114	1,055,581
Net deferred loan fees and discounts	(1,462)				(1,462)
Allowance for loan losses	(12,517)				(12,517)
Loans, net	$1,025,183				$1,041,602

	December 31, 2015
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$162,312	$164	$—	$1,596	$164,072
Real estate mortgage:
Residential	517,753	6,827	714	889	526,183
Commercial	295,784	720	265	5,770	302,539
Construction	26,545	67	—	212	26,824
Installment loans to individuals	26,572	429	—	—	27,001
	1,028,966	$8,207	$979	$8,467	1,046,619
Net deferred loan fees and discounts	(1,412)				(1,412)
Allowance for loan losses	(12,044)				(12,044)
Loans, net	$1,015,510				$1,033,163

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon the acquisition of Luzerne Bank on June 1, 2013, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and June 30, 2016.  The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.  The carrying value of purchased loans acquired with deteriorated credit quality was $333,000 at June 30, 2016.

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

The following table presents additional information regarding loans acquired in the Luzerne Bank transaction with specific evidence of deterioration in credit quality:

(In Thousands)	June 30, 2016	December 31, 2015
Outstanding balance	$433	$441
Carrying amount	333	341

There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and June 30, 2016. There has been no allowance for loan losses recorded for acquired loans with specific evidence of deterioration in credit quality as of June 30, 2016.

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016		2015
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$1	$—	$2	$—
Real estate mortgage:
Residential	24	13	16	10
Commercial	110	16	66	10
Construction	2	—	15	29
	$137	$29	$99	$49

	Six Months Ended June 30,
	2016		2015
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$4	$1	$14	$8
Real estate mortgage:
Residential	56	27	21	19
Commercial	279	80	171	35
Construction	2		30	36
	$341	$108	$236	$98

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$289	$289	$—
Real estate mortgage:
Residential	1,417	1,417	—
Commercial	2,175	2,225	—
Construction	278	278	—
	4,159	4,209	—
With an allowance recorded:
Commercial, financial, and agricultural	140	140	70
Real estate mortgage:
Residential	2,260	2,360	1,038
Commercial	9,369	9,369	1,517
Construction	—	—	—
	11,769	11,869	2,625
Total:
Commercial, financial, and agricultural	429	429	70
Real estate mortgage:
Residential	3,677	3,777	1,038
Commercial	11,544	11,594	1,517
Construction	278	278	—
	$15,928	$16,078	$2,625

	December 31, 2015
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$319	$319	$—
Real estate mortgage:
Residential	1,142	1,142	—
Commercial	1,735	1,785	—
Construction	212	212	—
	3,408	3,458	—
With an allowance recorded:
Commercial, financial, and agricultural	150	150	75
Real estate mortgage:
Residential	1,573	1,703	376
Commercial	10,752	10,752	1,653
Construction	—	—	—
	12,475	12,605	2,104
Total:
Commercial, financial, and agricultural	469	469	75
Real estate mortgage:
Residential	2,715	2,845	376
Commercial	12,487	12,537	1,653
Construction	212	212	—
	$15,883	$16,063	$2,104

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and six months ended for June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$513	$4	$—	$1,064	$5	$3
Real estate mortgage:
Residential	2,985	22	13	1,922	16	12
Commercial	11,724	82	16	14,271	77	11
Construction	173	—		910	—	29
	$15,395	$108	$29	$18,167	$98	$55

	Six Months Ended June 30,
	2016			2015
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$498	$8	$4	$1,080	$10	$10
Real estate mortgage:
Residential	3,208	44	22	1,741	28	17
Commercial	12,410	164	82	14,486	148	36
Construction	186	—		780	—	36
	$16,302	$216	$108	$18,087	$186	$99

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

There were three loan modifications that were considered TDRs completed during the three months ended June 30, 2016. Loan modifications that are considered TDRs completed during the three and six months ended June 30, 2016 and 2015 and were as follows:

	Three Months Ended June 30,
	2016			2015
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	—	$—	$—
Real estate mortgage:
Residential	2	342	342	1	88	88
Commercial	1	838	838	1	247	247
Construction	—	—	—	1	398	398
	3	$1,180	$1,180	3	$733	$733

	Six Months Ended June 30,
	2016			2015
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	—	$—	$—	2	$97	$97
Real estate mortgage:
Residential	2	342	342	6	322	322
Commercial	1	838	838	2	517	517
Construction	—	—	—	1	398	398
	3	$1,180	$1,180	11	$1,334	$1,334

There were five loan modifications considered to be TDRs made during the twelve months previous to June 30, 2016 that defaulted during the six months ended June 30, 2016.  The defaulted loan types and recorded investments at March 31, 2016 are as follows: one commercial loan with a recorded investment of $103,000, one commercial real estate loan with a recorded investment of $239,000, and three residential real estate loan with a recorded investment of $173,000. There was one loan modifications considered TDRs made during the twelve months previous to June 30, 2015 that defaulted during the six months ended June 30, 2015. The loan that defaulted is a commercial real estate loans with a recorded investment of $48,000 at June 30, 2015.

Troubled debt restructurings amounted to $10,245,000 and $9,647,000 as of June 30, 2016 and December 31, 2015.

The amount of foreclosed residential real estate held at June 30, 2016 and December 31, 2015, totaled $126,000 and $102,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2016 and December 31, 2015, totaled $938,000 and $448,000, respectively.

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

The following table presents the credit quality categories identified above as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Totals
Pass	$151,930	$542,212	$293,881	$24,494	$27,311	$1,039,828
Special Mention	3,035	878	726	—	—	4,639
Substandard	140	1,970	8,929	67	8	11,114
	$155,105	$545,060	$303,536	$24,561	$27,319	$1,055,581

	December 31, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Totals
Pass	$160,734	$522,853	$277,248	$26,612	$27,001	$1,014,448
Special Mention	1,669	823	8,625	—	—	11,117
Substandard	1,669	2,507	16,666	212	—	21,054
	$164,072	$526,183	$302,539	$26,824	$27,001	$1,046,619

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

Activity in the allowance is presented for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,254	$5,123	$4,472	$147	$264	$1,122	$12,382
Charge-offs	(149)	(7)	—	—	(53)	—	(209)
Recoveries	52	3	—	2	29	—	86
Provision	116	732	(471)	(6)	37	(150)	258
Ending Balance	$1,273	$5,851	$4,001	$143	$277	$972	$12,517

	Three Months Ended June 30, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,478	$4,227	$3,873	$752	$193	$303	$10,826
Charge-offs	(263)	—	—	(46)	(58)	—	(367)
Recoveries	2	13	169	5	17	—	206
Provision	69	94	(173)	(163)	85	688	600
Ending Balance	$1,286	$4,334	$3,869	$548	$237	$991	$11,265

	Six Months Ended June 30, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,532	$5,116	$4,217	$160	$243	$776	$12,044
Charge-offs	(149)	(7)	—	—	(104)	—	(260)
Recoveries	52	6	5	5	57	—	125
Provision	(162)	736	(221)	(22)	81	196	608
Ending Balance	$1,273	$5,851	$4,001	$143	$277	$972	$12,517

	Six Months Ended June 30, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,124	$3,755	$4,205	$786	$245	$464	$10,579
Charge-offs	(283)	(1)	(449)	(46)	(114)	—	(893)
Recoveries	28	37	169	16	29	—	279
Provision	417	543	(56)	(208)	77	527	1,300
Ending Balance	$1,286	$4,334	$3,869	$548	$237	$991	$11,265

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at June 30, 2016 and 2015:

	June 30,
	2016	2015
Owners of residential rental properties	16.74%	16.32%
Owners of commercial rental properties	14.14%	14.18%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated
(In Thousands)		Residential	Commercial	Construction			Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$70	$1,038	$1,517	$—	$—	$—	$2,625
Collectively evaluated for impairment	1,203	4,813	2,484	143	277	972	9,892
Total ending allowance balance	$1,273	$5,851	$4,001	$143	$277	$972	$12,517

Loans:
Individually evaluated for impairment	$429	$3,344	$11,544	$278	$—		$15,595
Loans acquired with deteriorated credit quality	—	333	—	—	—		333
Collectively evaluated for impairment	154,676	541,383	291,992	24,283	27,319		1,039,653
Total ending loans balance	$155,105	$545,060	$303,536	$24,561	$27,319		$1,055,581

	December 31, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated
(In Thousands)		Residential	Commercial	Construction			Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$75	$376	$1,653	$—	$—	$—	$2,104
Collectively evaluated for impairment	1,457	4,740	2,564	160	243	776	9,940
Total ending allowance balance	$1,532	$5,116	$4,217	$160	$243	$776	$12,044

Loans:
Individually evaluated for impairment	$469	$2,374	$12,487	$212	$—		$15,542
Loans acquired with deteriorated credit quality	—	341	—	—	—		341
Collectively evaluated for impairment	163,603	523,468	290,052	26,612	27,001		1,030,736
Total ending loans balance	$164,072	$526,183	$302,539	$26,824	$27,001		$1,046,619

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

The following sets forth the components of the net periodic benefit/cost of the domestic non-contributory defined benefit plan for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Service cost	$17	$16	$34	$32
Interest cost	193	189	386	378
Expected return on plan assets	(251)	(210)	(502)	(491)
Amortization of net loss	39	40	78	80
Net periodic benefit cost	$(2)	$35	$(4)	$(1)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2015, that it expected to contribute a minimum of $500,000 to its defined benefit plan in 2016.  As of June 30, 2016, there were contributions of $500,000 made to the plan with additional contributions of at least $250,000 anticipated during the remainder of 2016.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the six months ended June 30, 2016 and 2015, there were 1,052 and 1,108 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2016 and December 31, 2015:

(In Thousands)	June 30, 2016	December 31, 2015
Commitments to extend credit	$247,773	$241,936
Standby letters of credit	6,745	4,786
Credit exposure from the sale of assets with recourse	8,271	6,523
	$262,789	$253,245

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of June 30, 2016 and December 31, 2015, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2016
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$2,730	$—	$2,730
Mortgage-backed securities	—	8,689	—	8,689
Asset-backed securities	—	1,676	—	1,676
State and political securities	—	68,936	—	68,936
Other debt securities	—	51,893	—	51,893
Financial institution equity securities	10,482	—	—	10,482
Other equity securities	2,261	—	—	2,261
Investment securities, trading:
Financial institution equity securities	—	—	—	—
Total assets measured on a recurring basis	$12,743	$133,924	$—	$146,667

	December 31, 2015
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,549	$—	$3,549
Mortgage-backed securities	—	10,009	—	10,009
Asset-backed securities	—	1,940	—	1,940
State and political securities	—	86,555	—	86,555
Other debt securities	—	57,772	—	57,772
Financial institution equity securities	11,483	—	—	11,483
Other equity securities	4,849	—	—	4,849
Investment securities, trading:
Financial institution equity securities	73	—	—	73
Total assets measured on a recurring basis	$16,405	$159,825	$—	$176,230

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2016
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,303	$13,303
Other real estate owned	—	—	1,348	1,348
Total assets measured on a non-recurring basis	$—	$—	$14,651	$14,651

	December 31, 2015
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,779	$13,779
Other real estate owned	—	—	1,696	1,696
Total assets measured on a non-recurring basis	$—	$—	$15,475	$15,475

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$4,475	Discounted cash flow	Temporary reduction in payment amount	0 to (70)%	(16)%
	8,828	Appraisal of collateral	Appraisal adjustments (1)	0 to (20)%	(13)%
Other real estate owned	$1,348	Appraisal of collateral (1)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2015
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$5,696	Discounted cash flow	Temporary reduction in payment amount	0 to (70)%	(17)%
	8,083	Appraisal of collateral	Appraisal adjustments (1)	0 to (20)%	(15)%
Other real estate owned	$1,696	Appraisal of collateral (1)
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

The discounted cash flow valuation technique is utilized to determine the fair value of performing impaired loans, while non-performing impaired loans utilize the appraisal of collateral method.

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

The fair values of the Company’s financial instruments are as follows at June 30, 2016 and December 31, 2015:

	Carrying	Fair	Fair Value Measurements at June 30, 2016
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$69,475	$69,475	$69,475	$—	$—
Investment securities:
Available for sale	146,667	146,667	12,743	133,924	—
Trading	—	—	—	—	—
Loans held for sale	1,349	1,349	1,349	—	—
Loans, net	1,041,602	1,073,409	—	—	1,073,409
Bank-owned life insurance	27,016	27,016	27,016	—	—
Accrued interest receivable	3,490	3,490	3,490	—	—

Financial liabilities:
Interest-bearing deposits	$810,865	$811,873	$590,142	$—	$221,731
Noninterest-bearing deposits	274,002	274,002	274,002	—	—
Short-term borrowings	17,440	17,440	17,440	—	—
Long-term borrowings	91,025	92,658	—	—	92,658
Accrued interest payable	456	456	456	—	—

	Carrying	Fair	Fair Value Measurements at December 31, 2015
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$22,796	$22,796	$22,796	$—	$—
Investment securities:
Available for sale	176,157	176,157	16,332	159,825	—
Trading	73	73	73	—	—
Loans held for sale	757	757	757	—	—
Loans, net	1,033,163	1,045,140	—	—	1,045,140
Bank-owned life insurance	26,667	26,667	26,667	—	—
Accrued interest receivable	3,686	3,686	3,686	—	—

Financial liabilities:
Interest-bearing deposits	$751,797	$729,685	$509,206	$—	$220,479
Noninterest-bearing deposits	280,083	280,083	280,083	—	—
Short-term borrowings	46,638	46,638	46,638	—	—
Long-term borrowings	91,025	91,783	—	—	91,783
Accrued interest payable	426	426	426	—	—

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

A summary of stock option activity is presented below:

	June 30, 2016		December 31, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	34,750	$42.03	—	$—
Granted	—	—	38,750	42.03
Exercised	—	—	—	—
Forfeited	(3,750)	42.03	(4,000)	42.03
Outstanding, end of year	31,000	$42.03	34,750	$42.03

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

Summary Results

Net income for the three months ended June 30, 2016 was $3,390,000 compared to $3,433,000 for the same period of 2015 as after-tax securities gains decreased $20,000 (from a gain of $345,000 to a gain of $325,000). Basic and diluted earnings per share for the three months ended June 30, 2016 and 2015 were $0.72. Return on average assets and return on average equity were 1.00% and 9.77% for the three months ended June 30, 2016 compared to 1.07% and 10.05% for the corresponding period of 2015. Net income from core operations (“operating earnings”) decreased to $3,065,000 for the three months ended June 30, 2016 compared to $3,088,000 for the same period of 2015. Operating earnings per share for the three months ended June 30, 2016 and 2015 were $0.65.

The six months ended June 30, 2016 generated net income of $6,468,000 compared to $6,788,000 for the same period of 2015. Comparable results were impacted by a decrease in after-tax securities gains of $143,000 (from a gain of $781,000 to a gain of $638,000). Earnings per share, basic and dilutive, for the six months ended June 30, 2016 were $1.37 compared to $1.42 for the comparable period of 2015. Return on average assets and return on average equity were 0.97% and 9.36% for the six months ended June 30, 2016 compared to 1.07% and 9.90% for the corresponding period of 2015. Operating earnings decreased to $5,830,000 for the six months ended June 30, 2016 compared to $6,007,000 for the same period of 2015, as the 2015 period included non-recurring gains on the sale of other real estate owned of $222,000. Operating earnings per share for the six months ended June 30, 2016 were $1.23 basic and dilutive compared to $1.25 basic and dilutive for the six months ended June 30, 2015.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
GAAP net income	$3,390	$3,433	$6,468	$6,788
Less: net securities, net of tax	325	345	638	781
Non-GAAP operating earnings	$3,065	$3,088	$5,830	$6,007

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Return on average assets (ROA)	1.00%	1.07%	0.97%	1.07%
Less: net securities, net of tax	0.09%	0.11%	0.10%	0.13%
Non-GAAP operating ROA	0.91%	0.96%	0.87%	0.94%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Return on average equity (ROE)	9.77%	10.05%	9.36%	9.90%
Less: net securities, net of tax	0.94%	1.01%	0.92%	1.14%
Non-GAAP operating ROE	8.83%	9.04%	8.44%	8.76%

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic earnings per share (EPS)	$0.72	$0.72	$1.37	$1.42
Less: net securities, net of tax	0.07	0.07	0.14	0.17
Non-GAAP basic operating EPS	$0.65	$0.65	$1.23	$1.25

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Dilutive EPS	$0.72	$0.72	$1.37	$1.42
Less: net securities, net of tax	0.07	0.07	0.14	0.17
Non-GAAP dilutive operating EPS	$0.65	$0.65	$1.23	$1.25

Interest and Dividend Income

Interest and dividend income for the three months ended June 30, 2016 increased to $11,669,000 compared to $11,529,000 for the same period of 2015.  Loan portfolio income increased as the impact of portfolio growth, due primarily to an increase in home equity products, offset a reduction in yield of 6 basis points (“bp”) due to the competitive landscape and the continued low rate environment that is impacting new loan rates as well as the variable rate segment of the loan portfolio.  The loan portfolio income increase was offset by a decrease in investment portfolio interest due to a decline in the average taxable equivalent yield of 39 bp as the duration in the investment portfolio continues to be shortened in order to reduce interest rate and market risk in the future. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years. To offset the revenue impact of the declining asset yields, a focus has been placed on increasing earning assets by adding quality short and intermediate term loans such as home equity loans, even though these new earning assets are at lower yields than legacy assets.

During the six months ended June 30, 2016, interest and dividend income was $23,395,000, an increase of $469,000 over the same period of 2015. Interest income on the loan portfolio increased as the growth in the portfolio was countered by a 6 bp decline in average yield. The investment portfolio interest income decreased as the portfolio size was decreased in order to reduce interest rate and market risk, while th yield on the investment portfolio declined 35 bp.

Interest and dividend income composition for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended
	June 30, 2016		June 30, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$10,466	89.69%	$9,752	84.60%	$714	7.32%
Investment securities:
Taxable	601	5.15	885	7.68	(284)	(32.09)
Tax-exempt	398	3.41	744	6.45	(346)	(46.51)
Dividend and other interest income	204	1.75	148	1.28	56	37.84
Total interest and dividend income	$11,669	100.00%	$11,529	100.01%	$140	1.21%

	Six Months Ended
	June 30, 2016		June 30, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$20,821	89.00%	$19,075	83.21%	$1,746	9.15%
Investment securities:
Taxable	1,223	5.23	1,899	8.28	(676)	(35.60)
Tax-exempt	874	3.74	1,511	6.59	(637)	(42.16)
Dividend and other interest income	477	2.04	441	1.92	36	8.16
Total interest and dividend income	$23,395	100.01%	$22,926	100.00%	$469	2.05%

Interest Expense

Interest expense for the three months ended June 30, 2016 increased $74,000 to $1,381,000 compared to $1,307,000 for the same period of 2015.  The increase in interest expense is the result of growth within the deposit portfolio and the lengthening of the time deposit portfolio as part of a strategy to build balance sheet protection in a rising rate environment, offset by a decrease in short term borrowing utilization.

Interest expense for the six months ended June 30, 2016 increased 5.40% from the same period of 2015. The reasons noted for the increase in interest expense for the three month period comparison also apply to the six month period.

Interest expense composition for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended
	June 30, 2016		June 30, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$881	63.79%	$785	60.06%	$96	12.23%
Short-term borrowings	8	0.58	28	2.14	(20)	(71.43)
Long-term borrowings	492	35.63	494	37.80	(2)	(0.40)
Total interest expense	$1,381	100.00%	$1,307	100.00%	$74	5.66%

	Six Months Ended
	June 30, 2016		June 30, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,716	62.79%	$1,528	58.93%	$188	12.30%
Short-term borrowings	34	1.24	47	1.81	(13)	(27.66)
Long-term borrowings	983	35.97	1,018	39.26	(35)	(3.44)
Total interest expense	$2,733	100.00%	$2,593	100.00%	$140	5.40%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended June 30, 2016 was 3.42% compared to 3.64% for the corresponding period of 2015.  The decline in the net interest margin was driven by a decreasing yield on the loan and investment portfolios due to the continued low rate environment. The impact of the declining earning asset yield and decreasing investment portfolio balance was partially offset by 8.85% growth in the balance of the average loan portfolio from June 30, 2015 to June 30, 2016. The primary funding for the loan growth was an increase in core deposits. These deposits represent a lower cost funding source than time deposits and comprise 79.65% of total deposits at June 30, 2016 compared to 78.16% at June 30, 2015. Limiting the positive impact on the net interest margin caused by the growth in core deposits was the lengthening of the time deposit portfolio coupled with additional FHLB long-term borrowings as part of our strategy to prepare the balance sheet for a rising rate environment.

The NIM for the six months ended June 30, 2016 was 3.49% compared to 3.66% for the same period of 2015. The impact of the items mentioned in the three month discussion also applies to the six months ended.

The following is a schedule of average balances and associated yields for the three and six months ended June 30, 2016 and 2015:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$46,281	$445	3.87%	$39,977	$388	3.89%
All other loans	1,000,541	10,172	4.09%	921,769	9,496	4.13%
Total loans	1,046,822	10,617	4.08%	961,746	9,884	4.12%

Taxable securities	94,049	734	3.12%	130,730	1,030	3.15%
Tax-exempt securities	56,348	603	4.28%	87,509	1,127	5.15%
Total securities	150,397	1,337	3.56%	218,239	2,157	3.95%

Interest-bearing deposits	54,309	71	0.53%	3,781	3	0.32%

Total interest-earning assets	1,251,528	12,025	3.86%	1,183,766	12,044	4.08%

Other assets	100,241			98,039

Total assets	$1,351,769			$1,281,805

Liabilities and shareholders’ equity:
Savings	$153,151	14	0.04%	$143,305	14	0.04%
Super Now deposits	198,048	125	0.25%	187,828	124	0.26%
Money market deposits	239,754	161	0.27%	209,624	143	0.27%
Time deposits	221,376	581	1.06%	220,851	504	0.92%
Total interest-bearing deposits	812,329	881	0.44%	761,608	785	0.41%

Short-term borrowings	16,710	8	0.19%	39,166	28	0.28%
Long-term borrowings	91,025	492	2.14%	81,924	494	2.39%
Total borrowings	107,735	500	1.84%	121,090	522	1.71%

Total interest-bearing liabilities	920,064	1,381	0.60%	882,698	1,307	0.59%

Demand deposits	276,748			244,205
Other liabilities	16,151			18,231
Shareholders’ equity	138,806			136,671

Total liabilities and shareholders’ equity	$1,351,769			$1,281,805
Interest rate spread			3.26%			3.49%
Net interest income/margin		$10,644	3.42%		$10,737	3.64%

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

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$50,700	$980	3.89%	$38,303	$771	4.06%
All other loans	994,034	20,174	4.08%	906,693	18,566	4.13%
Total loans	1,044,734	21,154	4.07%	944,996	19,337	4.13%

Taxable securities	96,541	1,618	3.35%	137,041	2,333	3.40%
Tax-exempt securities	59,860	1,324	4.42%	87,667	2,289	5.22%
Total securities	156,401	2,942	3.76%	224,708	4,622	4.11%

Interest-bearing deposits	33,501	82	0.49%	5,152	7	0.27%

Total interest-earning assets	1,234,636	24,178	3.94%	1,174,856	23,966	4.11%

Other assets	98,276			97,043

Total assets	$1,332,912			$1,271,899

Liabilities and shareholders’ equity:
Savings	$151,004	29	0.04%	$142,537	29	0.04%
Super Now deposits	193,098	249	0.26%	189,125	253	0.27%
Money market deposits	229,497	301	0.26%	207,446	279	0.27%
Time deposits	220,965	1,137	1.03%	218,824	967	0.89%
Total interest-bearing deposits	794,564	1,716	0.43%	757,932	1,528	0.41%

Short-term borrowings	22,560	34	0.30%	33,728	47	0.28%
Long-term borrowings	91,025	983	2.14%	82,961	1,018	2.44%
Total borrowings	113,585	1,017	1.77%	116,689	1,065	1.82%

Total interest-bearing liabilities	908,149	2,733	0.60%	874,621	2,593	0.59%

Demand deposits	270,900			242,488
Other liabilities	15,703			17,687
Shareholders’ equity	138,160			137,103

Total liabilities and shareholders’ equity	$1,332,912			$1,271,899
Interest rate spread			3.34%			3.52%
Net interest income/margin		$21,445	3.49%		$21,373	3.66%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Total interest income	$11,669	$11,529	$23,395	$22,926
Total interest expense	1,381	1,307	2,733	2,593
Net interest income	10,288	10,222	20,662	20,333
Tax equivalent adjustment	356	515	783	1,040
Net interest income (fully taxable equivalent)	$10,644	$10,737	$21,445	$21,373

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016 vs. 2015			2016 vs. 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$59	$(2)	$57	$242	$(33)	$209
All other loans	773	(97)	676	1,828	(220)	1,608
Taxable investment securities	(286)	(10)	(296)	(681)	(34)	(715)
Tax-exempt investment securities	(355)	(169)	(524)	(651)	(314)	(965)
Interest bearing deposits	65	3	68	38	37	75
Total interest-earning assets	256	(275)	(19)	776	(564)	212

Interest expense:
Savings deposits	1	(1)	—	2	(2)	—
Super Now deposits	6	(5)	1	5	(9)	(4)
Money market deposits	20	(2)	18	30	(8)	22
Time deposits	1	76	77	10	160	170
Short-term borrowings	(13)	(7)	(20)	(17)	4	(13)
Long-term borrowings	51	(53)	(2)	94	(129)	(35)
Total interest-bearing liabilities	66	8	74	124	16	140
Change in net interest income	$190	$(283)	$(93)	$652	$(580)	$72

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2016, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $12,044,000 at December 31, 2015 to $12,517,000 at June 30, 2016.  The increase in the allowance for loan losses was driven by growth in the loan portfolio and an increase in total nonperforming loans. Limiting the increase in the allowance for loan losses was minimal net charge-offs during the six months ended June 30, 2016 of $135,000.  The majority of the loans charged-off had a specific allowance within the allowance for losses.  At June 30, 2016 and December 31, 2015, the allowance for loan losses to total loans was 1.19% and 1.15%, respectively.

The provision for loan losses totaled $258,000 and $600,000 for the three months ended June 30, 2016 and 2015 and $608,000 and $1,300,000 for the six months ended June 30, 2016.  The amount of the provision for loan losses was primarily the result of loan growth and an increase in non-performing loans offset by minimal net charge-offs.

Nonperforming loans increasing to $11,626,000 at June 30, 2016 from $9,689,000 at June 30, 2015 is primarily the result of a large commercial real estate loan that was placed on non-accrual status.  The ratio of nonperforming loans to total loans was 1.10% and 0.99% at June 30, 2016 and 2015, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 107.66% and 116.27% at June 30, 2016 and 2015, respectively. Internal loan review and analysis coupled with loan growth dictated a provision for loan losses of $608,000 for the six months ended June 30, 2016.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
June 30, 2016	$512	$11,114	$11,626
March 31, 2016	308	11,340	11,648
December 31, 2015	979	8,467	9,446
September 30, 2015	99	8,509	8,608
June 30, 2015	890	8,799	9,689

Non-interest Income

Total non-interest income for the three months ended June 30, 2016 compared to the same period in 2015 increased $121,000 to $3,178,000.  Excluding net securities gains, non-interest income for the three months ended June 30, 2016 increased $151,000 compared to the same period in 2015.  The increase in gain on sale of loans was driven by a shift in distribution channels and the hiring of additional mortgage loan officers over the past year.  The increase in other non-interest income is primarily the result of increased debit card income.

Total non-interest income for the six months ended June 30, 2016 compared to the same period in 2015 decreased $142,000. Excluding net securities gains, non-interest income increased $74,000 compared the 2015 period. The decrease in other non-interest income is primarily the result of a decrease in non-recurring gains on the sale of other real estate owned of $222,000 from 2015 to 2016.

Non-interest income composition for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended
	June 30, 2016		June 30, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$561	17.65%	$598	19.56%	$(37)	(6.19)%
Net securities gains, available for sale	486	15.29	526	17.20	(40)	(7.60)
Net securities gains (losses), trading	6	0.19	(4)	(0.13)	10	(100.00)
Bank-owned life insurance	161	5.07	171	5.59	(10)	(5.85)
Gain on sale of loans	566	17.81	482	15.77	84	17.43
Insurance commissions	200	6.29	204	6.67	(4)	(1.96)
Brokerage commissions	272	8.56	294	9.62	(22)	(7.48)
Other	926	29.14	786	25.71	140	17.81
Total non-interest income	$3,178	100.00%	$3,057	100.00%	$121	3.96%

	Six Months Ended
	June 30, 2016		June 30, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,093	17.70%	$1,151	18.22%	$(58)	(5.04)%
Net securities gains, available for sale	921	14.91	1,187	18.79	(266)	(22.41)
Net securities gains (losses), trading	46	0.74	(4)	(0.06)	50	(100.00)
Bank-owned life insurance	345	5.59	359	5.68	(14)	(3.90)
Gain on sale of loans	1,033	16.73	781	12.36	252	32.27
Insurance commissions	405	6.56	438	6.93	(33)	(7.53)
Brokerage commissions	527	8.53	539	8.53	(12)	(2.23)
Other	1,805	29.24	1,866	29.55	(61)	(3.27)
Total non-interest income	$6,175	100.00%	$6,317	100.00%	$(142)	(2.25)%

Non-interest Expense

Total non-interest expense increased $245,000 for the three months ended June 30, 2016 compared to the same period of 2015.  The increase in salaries and employee benefits is primarily attributable to increases in health insurance.  Furniture and equipment expenses increased primarily due to the construction and subsequent opening of a new branch in late 2015. Other expenses increased primarily due to increased expenses related to the debit card EMV (chip embedded card) conversion and system upgrades.

Total non-interest expense for the six months ended June 30, 2016 compared to the same period in 2015 increased $838,000. The reasons noted for the three month period comparison also apply to the six month period.

Non-interest expense composition for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended
	June 30, 2016		June 30, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,346	50.15%	$4,301	51.07%	$45	1.05%
Occupancy	545	6.29	564	6.70	(19)	(3.37)
Furniture and equipment	679	7.84	643	7.64	36	5.60
Pennsylvania shares tax	220	2.54	243	2.89	(23)	(9.47)
Amortization of investment in limited partnerships	68	0.78	166	1.97	(98)	(59)
Federal Deposit Insurance Corporation deposit insurance	236	2.72	230	2.73	6	2.61
Marketing	185	2.13	145	1.72	40	27.59
Intangible amortization	100	1.15	80	0.95	20	25.00
Other	2,287	26.40	2,049	24.33	238	11.62
Total non-interest expense	$8,666	100.00%	$8,421	100.00%	$245	2.91%

	Six Months Ended
	June 30, 2016		June 30, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$8,926	50.35%	$8,771	51.93%	$155	1.77%
Occupancy	1,086	6.13	1,192	7.06	(106)	(8.89)
Furniture and equipment	1,380	7.78	1,238	7.33	142	11.47
Pennsylvania shares tax	478	2.70	467	2.77	11	2.36
Amortization of investment in limited partnerships	220	1.24	331	1.96	(111)	(33.53)
Federal Deposit Insurance Corporation deposit insurance	468	2.64	445	2.63	23	5.17
Marketing	395	2.23	274	1.62	121	44.16
Intangible amortization	187	1.05	162	0.96	25	15.43
Other	4,587	25.88	4,009	23.74	578	14.42
Total non-interest expense	$17,727	100.00%	$16,889	100.00%	$838	4.96%

Provision for Income Taxes

Income taxes increased $327,000 and $361,000 for the three and six months ended June 30, 2016 compared to the same periods of 2015.  The primary cause of the increase in tax expense for the three and six months ended June 30, 2016 compared to 2015 is the impact of a reduction of tax-exempt interest income within the investment portfolio as the portfolio was strategically reduced. Excluding the impact of the net securities gains, the effective tax rate for the three and six months ended June 30, 2016 was 24.32% and 22.63% compared to 17.34% and 17.45% for the same period of 2015.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $46,679,000 from $22,796,000 at December 31, 2015 to $69,475,000 at June 30, 2016 primarily as a result of the following activities during the six months ended June 30, 2016:

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds trailing loan originations, less $1,033,000 in realized gains, by $592,000 for the six months ended June 30, 2016.

Loans

Gross loans increased $8,912,000 since December 31, 2015 due primarily to an increase in residential real estate mortgage loans driven by successful home equity loan and line of credit gathering efforts.

The allocation of the loan portfolio, by category, as of June 30, 2016 and December 31, 2015 is presented below:

	June 30, 2016		December 31, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$155,105	14.71%	$164,072	15.70%	$(8,967)	(5.47)%
Real estate mortgage:
Residential	545,060	51.71	526,183	50.34	18,877	3.59%
Commercial	303,536	28.80	302,539	28.95	997	0.33%
Construction	24,561	2.33	26,824	2.57	(2,263)	(8.44)%
Installment loans to individuals	27,319	2.59	27,001	2.58	318	1.18%
Net deferred loan fees and discounts	(1,462)	(0.14)	(1,412)	(0.14)	(50)	3.54%
Gross loans	$1,054,119	100.00%	$1,045,207	100.00%	$8,912	0.85%

The following table shows the amount of accrual and non-accrual TDRs at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$289	$140	$429	$320	$149	$469
Real estate mortgage:
Residential	1,318	461	1,779	1,428	353	1,781
Commercial	5,801	2,236	8,037	5,085	2,312	7,397
	$7,408	$2,837	$10,245	$6,833	$2,814	$9,647

Investments

The fair value of the investment securities portfolio at June 30, 2016 decreased $29,563,000 since December 31, 2015 while the amortized cost of the portfolio decreased $31,963,000.  The decrease in value is the result of the investment portfolio being actively managed in order to reduce interest rate and market risk. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years.  The proceeds of the bond sales are being deployed into loans and intermediate term corporate bonds and short and intermediate term municipal bonds.  The strategy to sell a portion of the long-term bond portfolio does negatively impact current earnings, but this action plays a key role in our long-term asset liability management strategy as the balance sheet is shortened to better prepare for a rising rate environment. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 90% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact stock pricing.  The amortized cost of the available for sale equity securities portfolio has decreased $3,615,000 to $11,996,000 at June 30, 2016 from $15,611,000 at December 31, 2015 while the fair value decreased $3,589,000 over the same time period.

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

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at June 30, 2016 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS)
U.S. Government and agency securities	$2,710	$2,730	$—	$—	$—	$—	$2,710	$2,730
Mortgage-backed securities	8,417	8,689	—	—	—	—	8,417	8,689
Asset-backed securities	1,691	1,676	—	—	—	—	1,691	1,676
State and political securities	64,623	66,884	—	—	2,009	2,052	66,632	68,936
Other debt securities	41,104	41,138	11,331	10,755	—	—	52,435	51,893
Total debt securities AFS	$118,545	$121,117	$11,331	$10,755	$2,009	$2,052	$131,885	$133,924

Financing Activities

Deposits

Total deposits increased $52,987,000 from December 31, 2015 to June 30, 2016.  The growth was led by an increase in money market deposit accounts from December 31, 2015 to June 30, 2016 of 17.60%.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios.  The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2016		December 31, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$274,002	25.26%	$280,083	27.15%	$(6,081)	(2.17)%
NOW accounts	190,890	17.60	176,078	17.06	14,812	8.41
Money market deposits	246,712	22.74	209,782	20.33	36,930	17.60
Savings deposits	152,540	14.06	144,561	14.01	7,979	5.52
Time deposits	220,723	20.35	221,376	21.45	(653)	(0.29)
	$1,084,867	100.00%	$1,031,880	100.00%	$52,987	5.13%

Borrowed Funds

Total borrowed funds decreased 21.21% or $29,198,000 to $108,465,000 at June 30, 2016 compared to $137,663,000 at December 31, 2015.  Short-term borrowings primarily decreased due to growth in deposits and a reduction in the size of the investment portfolio.

	June 30, 2016		December 31, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$28,304	20.56%	$(28,304)	(100.00)%
Securities sold under agreement to repurchase	17,440	16.08	18,334	13.32	(894)	(4.88)
Total short-term borrowings	17,440	16.08	46,638	33.88	(29,198)	(62.61)
Long-term borrowings:
Long-term FHLB borrowings	90,625	83.55	90,625	65.83	—	—
Long-term capital lease	400	0.37	400	0.29	—	—
Total long-term borrowings	91,025	83.92	91,025	66.12	—	—%
Total borrowed funds	$108,465	100.00%	$137,663	100.00%	$(29,198)	(21.21)%

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

The Company's capital ratios as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$123,267	12.842%	$121,665	11.240%
For Capital Adequacy Purposes	43,194	4.500	48,722	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	49,194	5.125	N/A	N/A
To Be Well Capitalized	62,392	6.500	70,377	6.500
Tier I Capital (to Risk-weighted Assets)
Actual	$123,267	12.841%	$121,665	11.240%
For Capital Adequacy Purposes	57,597	6.000	64,963	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	63,597	6.625	N/A	N/A
To Be Well Capitalized	76,796	8.000	86,617	8.000
Total Capital (to Risk-weighted Assets)
Actual	$130,224	13.566%	$134,067	12.380%
For Capital Adequacy Purposes	76,796	8.000	86,617	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	82,794	8.625	N/A	N/A
To Be Well Capitalized	95,993	10.000	108,272	10.000
Tier I Capital (to Average Assets)
Actual	$123,267	9.255%	$121,665	9.380%
For Capital Adequacy Purposes	53,276	4.000	51,862	4.000
To Be Well Capitalized	66,595	5.000	64,828	5.000

Jersey Shore State Bank's capital ratios as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$84,437	11.378%	$82,682	10.70%
For Capital Adequacy Purposes	33,395	4.500	34,773	4.50
Minimum To Maintain Capital Conservation Buffer At Reporting Date	38,033	5.125	N/A	N/A
To Be Well Capitalized	48,237	6.500	50,227	6.50
Tier I Capital (to Risk-weighted Assets)
Actual	$84,437	11.378%	$82,682	10.70%
For Capital Adequacy Purposes	44,526	6.000	46,363	6.00
Minimum To Maintain Capital Conservation Buffer At Reporting Date	49,165	6.625	N/A	N/A
To Be Well Capitalized	59,369	8.000	61,818	8.00
Total Capital (to Risk-weighted Assets)	-
Actual	$87,767	11.827%	$92,036	11.91%
For Capital Adequacy Purposes	59,369	8.000	61,818	8.00
Minimum To Maintain Capital Conservation Buffer At Reporting Date	64,005	8.625	N/A	N/A
To Be Well Capitalized	74,209	10.000	77,272	10.00
Tier I Capital (to Average Assets)
Actual	$84,437	8.707%	$82,682	8.66%
For Capital Adequacy Purposes	38,792	4.000	38,175	4.00
To Be Well Capitalized	48,490	5.000	47,719	5.00

Luzerne Bank's capital ratios as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$30,626	10.502%	$30,549	10.66%
For Capital Adequacy Purposes	13,123	4.500	12,901	4.50
Minimum To Maintain Capital Conservation Buffer At Reporting Date	14,946	5.125	N/A	N/A
To Be Well Capitalized	18,955	6.500	18,635	6.50
Tier I Capital (to Risk-weighted Assets)
Actual	$30,626	10.502%	$30,549	10.66%
For Capital Adequacy Purposes	17,497	6.000	17,201	6.00
Minimum To Maintain Capital Conservation Buffer At Reporting Date	19,320	6.625	N/A	N/A
To Be Well Capitalized	23,330	8.000	22,935	8.00
Total Capital (to Risk-weighted Assets)
Actual	$32,940	11.296%	$33,274	11.61%
For Capital Adequacy Purposes	23,330	8.000	22,935	8.00
Minimum To Maintain Capital Conservation Buffer At Reporting Date	25,151	8.625	N/A	N/A
To Be Well Capitalized	29,161	10.000	28,669	10.00
Tier I Capital (to Average Assets)
Actual	$30,626	8.594%	$30,549	8.90%
For Capital Adequacy Purposes	14,255	4.000	13,725	4.00
To Be Well Capitalized	17,818	5.000	17,157	5.00

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

The following liquidity measures are monitored for compliance and were within the limits cited at June 30, 2016:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a total current maximum borrowing capacity at the FHLB of $521,413,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $35,366,000.  Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $90,625,000 as of June 30, 2016.

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

The following is a rate shock forecast for the twelve month period ending June 30, 2017 assuming a static balance sheet as of June 30, 2016.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$35,971	$38,145	$40,397	$42,417	$44,447	$46,263	$47,867
Change from static	(4,426)	(2,252)	—	2,020	4,050	5,866	7,470
Percent change from static	-10.96%	-5.57%	—	5.00%	10.03%	14.52%	18.49%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended June 30, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1 - April 30, 2016)	—	$—	—	390,144
Month #2 (May 1 - May 31, 2016)	—	—	—	390,144
Month #3 (June 1 - June 31, 2016)	—	—	—	390,144

On April 25, 2016, the Board of Directors extended the previously approved authorization to repurchase up to 482,000 shares, or approximately 10%, of the outstanding shares of the Company for an additional year to April 30, 2017.  As of June 30, 2016 there have been 91,856 shares repurchased under this plan.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2016 and December 31, 2015; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) the Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2016 and 2015; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	August 9, 2016	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2016	/s/ Brian L. Knepp
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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2016 and December 31, 2015; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) the Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2016 and 2015; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.