Form 10-Q
period 2016-09-30
PENNS WOODS BANCORP INC
filed 2016-11-09
CIK 716605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2016.

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

On November 1, 2016 there were 4,734,310 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
(In Thousands, Except Share Data)	2016	2015
ASSETS:
Noninterest-bearing balances	$23,487	$22,044
Interest-bearing balances in other financial institutions	36,694	752
Total cash and cash equivalents	60,181	22,796

Investment securities, available for sale, at fair value	141,057	176,157
Investment securities, trading	—	73
Loans held for sale	2,160	757
Loans	1,069,480	1,045,207
Allowance for loan losses	(12,718)	(12,044)
Loans, net	1,056,762	1,033,163
Premises and equipment, net	22,985	21,830
Accrued interest receivable	3,800	3,686
Bank-owned life insurance	27,176	26,667
Investment in limited partnerships	658	899
Goodwill	17,104	17,104
Intangibles	1,889	1,240
Deferred tax asset	7,404	8,990
Other assets	6,236	6,695
TOTAL ASSETS	$1,347,412	$1,320,057

LIABILITIES:
Interest-bearing deposits	$792,698	$751,797
Noninterest-bearing deposits	295,599	280,083
Total deposits	1,088,297	1,031,880

Short-term borrowings	11,579	46,638
Long-term borrowings	91,025	91,025
Accrued interest payable	481	426
Other liabilities	16,095	13,809
TOTAL LIABILITIES	1,207,477	1,183,778

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,006,601 and 5,004,984 shares issued	41,721	41,708
Additional paid-in capital	50,050	49,992
Retained earnings	60,889	58,038
Accumulated other comprehensive loss:
Net unrealized gain on available for sale securities	1,489	258
Defined benefit plan	(3,980)	(4,057)
Treasury stock at cost, 272,452 and 257,852 shares	(10,234)	(9,660)
TOTAL SHAREHOLDERS’ EQUITY	139,935	136,279
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,347,412	$1,320,057

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2016	2015	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$10,541	$9,862	$31,362	$28,937
Investment securities:
Taxable	601	829	1,825	2,728
Tax-exempt	329	676	1,203	2,187
Dividend and other interest income	189	156	666	597
TOTAL INTEREST AND DIVIDEND INCOME	11,660	11,523	35,056	34,449
INTEREST EXPENSE:
Deposits	909	800	2,624	2,328
Short-term borrowings	7	31	41	78
Long-term borrowings	497	458	1,481	1,476
TOTAL INTEREST EXPENSE	1,413	1,289	4,146	3,882
NET INTEREST INCOME	10,247	10,234	30,910	30,567
PROVISION FOR LOAN LOSSES	258	520	866	1,820
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,989	9,714	30,044	28,747
NON-INTEREST INCOME:
Service charges	585	621	1,678	1,772
Net securities gains, available for sale	253	526	1,174	1,713
Net securities gains (losses), trading	8	(33)	54	(37)
Bank-owned life insurance	172	182	516	541
Gain on sale of loans	658	524	1,691	1,305
Insurance commissions	198	185	604	623
Brokerage commissions	290	297	817	836
Other	918	835	2,723	2,701
TOTAL NON-INTEREST INCOME	3,082	3,137	9,257	9,454
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,507	4,302	13,433	13,073
Occupancy	544	529	1,630	1,721
Furniture and equipment	662	686	2,042	1,924
Pennsylvania shares tax	220	244	698	711
Amortization of investment in limited partnerships	46	165	266	496
Federal Deposit Insurance Corporation deposit insurance	202	209	670	654
Marketing	173	160	568	434
Intangible amortization	90	73	276	235
Other	2,295	2,162	6,882	6,171
TOTAL NON-INTEREST EXPENSE	8,739	8,530	26,465	25,419
INCOME BEFORE INCOME TAX PROVISION	4,332	4,321	12,836	12,782
INCOME TAX PROVISION	1,273	957	3,307	2,630
NET INCOME	$3,059	$3,364	$9,529	$10,152
EARNINGS PER SHARE - BASIC AND DILUTED	$0.65	$0.71	$2.01	$2.12
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,733,800	4,761,576	4,735,844	4,780,776
DIVIDENDS DECLARED PER SHARE	$0.47	$0.47	$1.41	$1.41

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Net Income	$3,059	$3,364	$9,529	$10,152
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	(276)	592	3,039	(579)
Tax effect	94	(201)	(1,032)	198
Net realized gain on available for sale securities included in net income	(253)	(526)	(1,174)	(1,713)
Tax effect	86	179	398	582
Amortization of unrecognized pension and post-retirement items	39	39	117	119
Tax effect	(13)	(13)	(40)	(40)
Total other comprehensive income (loss)	(323)	70	1,308	(1,433)
Comprehensive income	$2,736	$3,434	$10,837	$8,719

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2014	5,002,649	$41,688	$49,896	$53,107	$(1,667)	$(7,057)	$135,967
Net income				10,152			10,152
Other comprehensive loss					(1,433)		(1,433)
Dividends declared, ($1.41 per share)				(6,736)			(6,736)
Common shares issued for employee stock purchase plan	1,723	14	63				77
Purchase of treasury stock (56,310 shares)						(2,450)	(2,450)
Balance, September 30, 2015	5,004,372	$41,702	$49,959	$56,523	$(3,100)	$(9,507)	$135,577

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS (INCOME)	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2015	5,004,984	$41,708	$49,992	$58,038	$(3,799)	$(9,660)	$136,279
Net income				9,529			9,529
Other comprehensive income					1,308		1,308
Dividends declared, ($1.41 per share)				(6,678)			(6,678)
Common shares issued for employee stock purchase plan	1,617	13	58				71
Purchase of treasury stock (14,600 shares)						(574)	(574)
Balance, September 30, 2016	5,006,601	$41,721	$50,050	$60,889	$(2,491)	$(10,234)	$139,935

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2016	2015
OPERATING ACTIVITIES:
Net Income	$9,529	$10,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,394	2,478
Amortization of intangible assets	276	235
Provision for loan losses	866	1,820
Accretion and amortization of investment security discounts and premiums	657	644
Net securities gains, available for sale	(1,174)	(1,713)
Originations of loans held for sale	(50,824)	(41,762)
Proceeds of loans held for sale	51,112	42,588
Gain on sale of loans	(1,691)	(1,305)
Net securities (gains) losses, trading	(54)	37
Proceeds from the sale of trading securities	3,723	490
Purchases of trading securities	(3,596)	(590)
Earnings on bank-owned life insurance	(516)	(541)
Decrease in deferred tax asset	952	262
Other, net	508	(1,486)
Net cash provided by operating activities	12,162	11,309
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	42,180	43,051
Proceeds from calls and maturities of available for sale securities	19,267	14,832
Purchases of available for sale securities	(24,040)	(26,916)
Net increase in loans	(24,548)	(87,324)
Acquisition of premises and equipment	(2,347)	(1,491)
Proceeds from the sale of foreclosed assets	486	1,613
Purchase of bank-owned life insurance	(27)	(30)
Proceeds from redemption of regulatory stock	2,644	8,801
Purchases of regulatory stock	(2,569)	(10,518)
Net cash provided by (used for) investing activities	11,046	(57,982)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	40,901	18,912
Net increase in noninterest-bearing deposits	15,516	4,470
Proceeds from long-term borrowings	—	30,625
Repayment of long-term borrowings	—	(10,750)
Net (decrease) increase in short-term borrowings	(35,059)	10,872
Dividends paid	(6,678)	(6,736)
Issuance of common stock	71	77
Purchases of treasury stock	(574)	(2,450)
Net cash provided by provided by financing activities	14,177	45,020
NET INCREASE IN CASH AND CASH EQUIVALENTS	37,385	(1,653)
CASH AND CASH EQUIVALENTS, BEGINNING	22,796	19,908
CASH AND CASH EQUIVALENTS, ENDING	$60,181	$18,255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,091	$3,803
Income taxes paid	3,050	2,000
Transfer of loans to foreclosed real estate	83	340

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

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component as of September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(In Thousands)	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$1,838	$(4,006)	$(2,168)	$1,374	$(4,544)	$(3,170)
Other comprehensive (loss) income before reclassifications	(182)	—	$(182)	391	—	391
Amounts reclassified from accumulated other comprehensive (loss) income	(167)	26	$(141)	(347)	26	(321)
Net current-period other comprehensive (loss) income	(349)	26	$(323)	44	26	70
Ending balance	$1,489	$(3,980)	$(2,491)	$1,418	$(4,518)	$(3,100)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(In Thousands)	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Los) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$258	$(4,057)	$(3,799)	$2,930	$(4,597)	$(1,667)
Other comprehensive income (loss) before reclassifications	2,007	—	2,007	(381)	—	(381)
Amounts reclassified from accumulated other comprehensive (loss) income	(776)	77	(699)	(1,131)	79	(1,052)
Net current-period other comprehensive income (loss)	1,231	77	1,308	(1,512)	79	(1,433)
Ending balance	$1,489	$(3,980)	$(2,491)	$1,418	$(4,518)	$(3,100)

The reclassifications out of accumulated other comprehensive loss as of September 30, 2016 and 2015 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Net unrealized gain on available for sale securities	$253	$526	Net securities gains, available for sale
Income tax effect	(86)	(179)	Income tax provision
Total reclassifications for the period	$167	$347	Net of tax

Net unrecognized pension costs	$(39)	$(39)	Salaries and employee benefits
Income tax effect	13	13	Income tax provision
Total reclassifications for the period	$(26)	$(26)	Net of tax

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Six Months Ended June 30, 2016	Nine Months Ended September 30, 2015
Net unrealized gain on available for sale securities	$1,174	$1,713	Net securities gains, available for sale
Income tax effect	(398)	(582)	Income tax provision
Total reclassifications for the period	$776	$1,131	Net of tax

Net unrecognized pension costs	$(117)	$(119)	Salaries and employee benefits
Income tax effect	40	40	Income tax provision
Total reclassifications for the period	$(77)	$(79)	Net of tax

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which addresses eight specific cash flow issues with the objective of reducing diversity in practice. Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share.  There are 31,000 stock options outstanding, however, since the strike price of $42.03 is greater than the average closing market price the options are not included in the denominator when calculating basic and dilutive earnings per share. Net income as presented on the consolidated statement of income will be used as the numerator.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive earnings per share computation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average common shares issued	5,006,252	5,003,979	5,005,707	5,003,396
Weighted average treasury stock shares	(272,452)	(242,403)	(269,863)	(222,620)
Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	4,733,800	4,761,576	4,735,844	4,780,776

Note 5. Investment Securities

The amortized cost and fair values of investment securities available for sale at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$—	$—	$—	$—
Mortgage-backed securities	10,079	242	(62)	10,259
Asset-backed securities	1,543	—	(5)	1,538
State and political securities	60,838	1,807	(3)	62,642
Other debt securities	54,752	689	(1,228)	54,213
Total debt securities	127,212	2,738	(1,298)	128,652
Financial institution equity securities	9,822	951	—	10,773
Other equity securities	1,767	13	(148)	1,632
Total equity securities	11,589	964	(148)	12,405
Total investment securities AFS	$138,801	$3,702	$(1,446)	$141,057

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS)
U.S. Government and agency securities	$3,586	$—	$(37)	$3,549
Mortgage-backed securities	9,785	284	(60)	10,009
Asset-backed securities	1,960	—	(20)	1,940
State and political securities	84,992	1,797	(234)	86,555
Other debt securities	59,832	185	(2,245)	57,772
Total debt securities	160,155	2,266	(2,596)	159,825
Financial institution equity securities	10,397	1,100	(14)	11,483
Other equity securities	5,214	70	(435)	4,849
Total equity securities	15,611	1,170	(449)	16,332
Total investment securities AFS	$175,766	$3,436	$(3,045)	$176,157

The amortized cost and fair values of trading investment securities at September 30, 2016 and December 31, 2015 are as follows.

September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Trading
Financial institution equity securities	$—	$—	$—	$—
Total trading securities	$—	$—	$—	$—

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Trading
Financial institution equity securities	$78	$—	$(5)	$73
Total trading securities	$78	$—	$(5)	$73

Total net realized trading gains of $8,000 and $54,000 for the three and nine month periods ended September 30, 2016 compared to the net realized trading loss of $33,000 and $37,000 for the three and nine month periods ended September 30, 2015 were included in the Consolidated Statement of Income.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015.

	September 30, 2016
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS)
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	3,653	(62)	3,653	(62)
Asset-backed securities	—	—	1,538	(5)	1,538	(5)
State and political securities	1,001	(3)	—	—	1,001	(3)
Other debt securities	11,753	(271)	12,187	(957)	23,940	(1,228)
Total debt securities	12,754	(274)	17,378	(1,024)	30,132	(1,298)
Financial institution equity securities	—	—	—	—	—	—
Other equity securities	780	(20)	238	(128)	1,018	(148)
Total equity securities	780	(20)	238	(128)	1,018	(148)
Total investment securities AFS	$13,534	$(294)	$17,616	$(1,152)	$31,150	$(1,446)

	December 31, 2015
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS)
U.S. Government and agency securities	$—	$—	$3,549	$(37)	$3,549	$(37)
Mortgage-backed securities	6,081	(60)	—	—	6,081	(60)
Asset-backed securities	1,626	(16)	314	(4)	1,940	(20)
State and political securities	7,345	(47)	1,656	(187)	9,001	(234)
Other debt securities	24,381	(530)	22,547	(1,715)	46,928	(2,245)
Total debt securities	39,433	(653)	28,066	(1,943)	67,499	(2,596)
Financial institution equity securities	—	—	53	(14)	53	(14)
Other equity securities	2,363	(277)	1,001	(158)	3,364	(435)
Total equity securities	2,363	(277)	1,054	(172)	3,417	(449)
Total investment securities AFS	$41,796	$(930)	$29,120	$(2,115)	$70,916	$(3,045)

At September 30, 2016 there were a total of 13 securities in a continuous unrealized loss position for less than twelve months and 11 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at September 30, 2016, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,354	$1,354
Due after one year to five years	36,382	36,887
Due after five years to ten years	67,710	67,992
Due after ten years	21,766	22,419
Total	$127,212	$128,652

Total gross proceeds from sales of securities available for sale were $42,180,000 and $43,051,000 for the nine months ended September 30, 2016 and 2015, respectively.

The following table represents gross realized gains and losses within the available for sale portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Gross realized gains:
U.S. Government and agency securities	$11	$—	$11	$—
Mortgage-backed securities	29	—	35	—
State and political securities	146	511	784	1,257
Other debt securities	—	14	258	273
Financial institution equity securities	68	1	150	163
Other equity securities	73	—	217	132
Total gross realized gains	$327	$526	$1,455	$1,825

Gross realized losses:
U.S. Government and agency securities	$2	$—	$5	$—
Mortgage-backed securities	—	—	—	—
Asset-backed securities	—	—	—	—
State and political securities	1	—	1	22
Other debt securities	26	—	189	47
Financial institution equity securities	—	—	—	—
Other equity securities	45	—	86	43
Total gross realized losses	$74	$—	$281	$112

The following table represents gross realized gains and losses within the trading portfolios:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Gross realized gains:
Financial institution equity securities	—	—	$6	$2
Other equity securities	8	2	76	3
Total gross realized gains	$8	$2	$82	$5

Gross realized losses:
Financial institution equity securities	—	12	$12	$15
Other equity securities	—	23	16	27
Total gross realized losses	$—	$35	$28	$42

There were no impairment charges included in gross realized losses for the three and nine months ended September 30, 2016 and 2015, respectively.

Investment securities with a carrying value of approximately $102,872,000 and $131,089,000 at September 30, 2016 and December 31, 2015, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

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

The following table presents the related aging categories of loans, by segment, as of September 30, 2016 and December 31, 2015:

	September 30, 2016
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$155,157	$233	$—	$137	$155,527
Real estate mortgage:
Residential	551,143	2,752	114	2,603	556,612
Commercial	289,926	987	—	8,676	299,589
Construction	26,927	2	—	—	26,929
Installment loans to individuals	31,648	552	—	—	32,200
	1,054,801	$4,526	$114	$11,416	1,070,857
Net deferred loan fees and discounts	(1,377)				(1,377)
Allowance for loan losses	(12,718)				(12,718)
Loans, net	$1,040,706				$1,056,762

	December 31, 2015
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$162,312	$164	$—	$1,596	$164,072
Real estate mortgage:
Residential	517,753	6,827	714	889	526,183
Commercial	295,784	720	265	5,770	302,539
Construction	26,545	67	—	212	26,824
Installment loans to individuals	26,572	429	—	—	27,001
	1,028,966	$8,207	$979	$8,467	1,046,619
Net deferred loan fees and discounts	(1,412)				(1,412)
Allowance for loan losses	(12,044)				(12,044)
Loans, net	$1,015,510				$1,033,163

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon the acquisition of Luzerne Bank on June 1, 2013, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and September 30, 2016.  The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.  The carrying value of purchased loans acquired with deteriorated credit quality was $329,000 at September 30, 2016.

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

The following table presents additional information regarding loans acquired in the Luzerne Bank transaction with specific evidence of deterioration in credit quality:

(In Thousands)	September 30, 2016	December 31, 2015
Outstanding balance	$429	$441
Carrying amount	329	341

There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and September 30, 2016. There has been no allowance for loan losses recorded for acquired loans with specific evidence of deterioration in credit quality as of September 30, 2016.

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$1	$—	$3	$—
Real estate mortgage:
Residential	57	68	12	8
Commercial	109	90	77	12
Construction	—	—	15	17
	$167	$158	$107	$37

	Nine Months Ended September 30,
	2016		2015
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$5	$1	$17	$8
Real estate mortgage:
Residential	113	95	33	27
Commercial	388	170	248	47
Construction	—		45	53
	$506	$266	$343	$135

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$126	$126	$—
Real estate mortgage:
Residential	1,789	1,789	—
Commercial	1,920	1,970	—
	3,835	3,885	—
With an allowance recorded:
Commercial, financial, and agricultural	137	137	74
Real estate mortgage:
Residential	2,666	2,766	530
Commercial	10,414	10,414	2,018
	13,217	13,317	2,622
Total:
Commercial, financial, and agricultural	263	263	74
Real estate mortgage:
Residential	4,455	4,555	530
Commercial	12,334	12,384	2,018
	$17,052	$17,202	$2,622

	December 31, 2015
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$319	$319	$—
Real estate mortgage:
Residential	1,142	1,142	—
Commercial	1,735	1,785	—
Construction	212	212	—
	3,408	3,458	—
With an allowance recorded:
Commercial, financial, and agricultural	150	150	75
Real estate mortgage:
Residential	1,573	1,703	376
Commercial	10,752	10,752	1,653
Construction	—	—	—
	12,475	12,605	2,104
Total:
Commercial, financial, and agricultural	469	469	75
Real estate mortgage:
Residential	2,715	2,845	376
Commercial	12,487	12,537	1,653
Construction	212	212	—
	$15,883	$16,063	$2,104

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended for September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$346	$4	$—	$699	$5	$—
Real estate mortgage:
Residential	2,784	23	41	2,245	17	14
Commercial	12,383	83	16	14,210	90	35
Construction	67	—		906	—	17
	$15,580	$110	$57	$18,060	$112	$66

	Nine Months Ended September 30,
	2016			2015
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$586	$12	$1	$924	$15	$10
Real estate mortgage:
Residential	4,539	67	68	1,954	45	31
Commercial	16,988	247	96	14,492	238	71
Construction	208	—		812	—	53
	$22,321	$326	$165	$18,182	$298	$165

Currently, there is $24,000 committed to be advanced in connection with impaired loans.

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

There were two loan modifications that were considered TDRs completed during the three months ended September 30, 2016. Loan modifications that are considered TDRs completed during the three and nine months ended September 30, 2016 and 2015 and were as follows:

	Three Months Ended September 30,
	2016			2015
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	—	$—	$—	2	$116	$116
Real estate mortgage:
Residential	2	580	580	6	641	641
Commercial	—	—	—	4	496	496
Construction	—	—	—	—	—	—
	2	$580	$580	12	$1,253	$1,253

	Nine Months Ended September 30,
	2016			2015
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	—	$—	$—	4	$213	$213
Real estate mortgage:
Residential	4	922	922	12	963	963
Commercial	1	838	838	6	1,013	1,013
Construction	—	—	—	1	398	398
	5	$1,760	$1,760	23	$2,587	$2,587

There were five loan modifications considered to be TDRs made during the twelve months previous to September 30, 2016 that defaulted during the nine months ended September 30, 2016.  The defaulted loan types and recorded investments at March 31, 2016 are as follows: one commercial loan with a recorded investment of $103,000, one commercial real estate loan with a recorded investment of $239,000, and three residential real estate loan with a recorded investment of $173,000. There was one loan modifications considered TDRs made during the twelve months previous to September 30, 2015 that defaulted during the nine months ended September 30, 2015. The loan that defaulted is a commercial real estate loans with a recorded investment of $48,000 at September 30, 2015.

Troubled debt restructurings amounted to $9,219,000 and $9,647,000 as of September 30, 2016 and December 31, 2015.

The amount of foreclosed residential real estate held at September 30, 2016 and December 31, 2015, totaled $0 and $102,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2016 and December 31, 2015, totaled $872,000 and $448,000, respectively.

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

The following table presents the credit quality categories identified above as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Totals
Pass	$152,425	$553,115	$277,903	$26,929	$32,200	$1,042,572
Special Mention	2,739	587	6,063	—	—	9,389
Substandard	363	2,910	15,623	—	—	18,896
	$155,527	$556,612	$299,589	$26,929	$32,200	$1,070,857

	December 31, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Totals
Pass	$160,734	$522,853	$277,248	$26,612	$27,001	$1,014,448
Special Mention	1,669	823	8,625	—	—	11,117
Substandard	1,669	2,507	16,666	212	—	21,054
	$164,072	$526,183	$302,539	$26,824	$27,001	$1,046,619

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

Activity in the allowance is presented for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,273	$5,851	$4,001	$143	$277	$972	$12,517
Charge-offs	(18)	(4)	—	—	(67)	—	(89)
Recoveries	4	8	3	1	16	—	32
Provision	(9)	(550)	642	(29)	111	93	258
Ending Balance	$1,250	$5,305	$4,646	$115	$337	$1,065	$12,718

	Three Months Ended September 30, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,286	$4,334	$3,869	$548	$237	$991	$11,265
Charge-offs	—	(29)	(294)	—	(47)	—	(370)
Recoveries	23	32	—	3	16	—	74
Provision	(1)	150	305	(187)	39	214	520
Ending Balance	$1,308	$4,487	$3,880	$364	$245	$1,205	$11,489

	Nine Months Ended September 30, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,532	$5,116	$4,217	$160	$243	$776	$12,044
Charge-offs	(167)	(11)	—	—	(171)	—	(349)
Recoveries	56	14	8	6	73	—	157
Provision	(171)	186	421	(51)	192	289	866
Ending Balance	$1,250	$5,305	$4,646	$115	$337	$1,065	$12,718

	Nine Months Ended September 30, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,124	$3,755	$4,205	$786	$245	$464	$10,579
Charge-offs	(283)	(30)	(743)	(46)	(161)	—	(1,263)
Recoveries	51	69	169	19	45	—	353
Provision	416	693	249	(395)	116	741	1,820
Ending Balance	$1,308	$4,487	$3,880	$364	$245	$1,205	$11,489

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at September 30, 2016 and 2015:

	September 30,
	2016	2015
Owners of residential rental properties	16.64%	16.44%
Owners of commercial rental properties	14.11%	14.17%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated
(In Thousands)		Residential	Commercial	Construction			Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$74	$530	$2,018	$—	$—	$—	$2,622
Collectively evaluated for impairment	1,176	4,775	2,628	115	337	1,065	10,096
Total ending allowance balance	$1,250	$5,305	$4,646	$115	$337	$1,065	$12,718

Loans:
Individually evaluated for impairment	$263	$4,126	$12,334	$—	$—		$16,723
Loans acquired with deteriorated credit quality	—	329	—	—	—		329
Collectively evaluated for impairment	155,264	552,157	287,255	26,929	32,200		1,053,805
Total ending loans balance	$155,527	$556,612	$299,589	$26,929	$32,200		$1,070,857

	December 31, 2015
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated
(In Thousands)		Residential	Commercial	Construction			Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$75	$376	$1,653	$—	$—	$—	$2,104
Collectively evaluated for impairment	1,457	4,740	2,564	160	243	776	9,940
Total ending allowance balance	$1,532	$5,116	$4,217	$160	$243	$776	$12,044

Loans:
Individually evaluated for impairment	$469	$2,374	$12,487	$212	$—		$15,542
Loans acquired with deteriorated credit quality	—	341	—	—	—		341
Collectively evaluated for impairment	163,603	523,468	290,052	26,612	27,001		1,030,736
Total ending loans balance	$164,072	$526,183	$302,539	$26,824	$27,001		$1,046,619

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

The following sets forth the components of the net periodic benefit/cost of the domestic non-contributory defined benefit plan for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Service cost	$17	$16	$51	$48
Interest cost	193	189	579	567
Expected return on plan assets	(251)	(246)	(753)	(737)
Amortization of net loss	39	39	117	119
Net periodic benefit cost	$(2)	$(2)	$(6)	$(3)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2015, that it expected to contribute a minimum of $500,000 to its defined benefit plan in 2016.  As of September 30, 2016, there were contributions of $500,000 made to the plan with additional contributions of at least $250,000 anticipated during the remainder of 2016.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the nine months ended September 30, 2016 and 2015, there were 1,617 and 1,723 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2016 and December 31, 2015:

(In Thousands)	September 30, 2016	December 31, 2015
Commitments to extend credit	$254,123	$241,936
Standby letters of credit	6,607	4,786
Credit exposure from the sale of assets with recourse	9,398	6,523
	$270,128	$253,245

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of September 30, 2016 and December 31, 2015, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2016
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$—	$—	$—
Mortgage-backed securities	—	10,259	—	10,259
Asset-backed securities	—	1,538	—	1,538
State and political securities	—	62,642	—	62,642
Other debt securities	—	54,213	—	54,213
Financial institution equity securities	10,773	—	—	10,773
Other equity securities	1,632	—	—	1,632
Investment securities, trading:
Financial institution equity securities	—	—	—	—
Total assets measured on a recurring basis	$12,405	$128,652	$—	$141,057

	December 31, 2015
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,549	$—	$3,549
Mortgage-backed securities	—	10,009	—	10,009
Asset-backed securities	—	1,940	—	1,940
State and political securities	—	86,555	—	86,555
Other debt securities	—	57,772	—	57,772
Financial institution equity securities	11,483	—	—	11,483
Other equity securities	4,849	—	—	4,849
Investment securities, trading:
Financial institution equity securities	73	—	—	73
Total assets measured on a recurring basis	$16,405	$159,825	$—	$176,230

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2016
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$14,430	$14,430
Other real estate owned	—	—	1,290	1,290
Total assets measured on a non-recurring basis	$—	$—	$15,720	$15,720

	December 31, 2015
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,779	$13,779
Other real estate owned	—	—	1,696	1,696
Total assets measured on a non-recurring basis	$—	$—	$15,475	$15,475

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$5,126	Discounted cash flow	Temporary reduction in payment amount	0 to (70)%	(16)%
	9,304	Appraisal of collateral	Appraisal adjustments (1)	0 to (20)%	(13)%
Other real estate owned	$1,290	Appraisal of collateral (1)

(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2015
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$5,696	Discounted cash flow	Temporary reduction in payment amount	0 to (70)%	(17)%
	8,083	Appraisal of collateral	Appraisal adjustments (1)	0 to (20)%	(15)%
Other real estate owned	$1,696	Appraisal of collateral (1)
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

The fair values of the Company’s financial instruments are as follows at September 30, 2016 and December 31, 2015:

	Carrying	Fair	Fair Value Measurements at September 30, 2016
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$60,181	$60,181	$60,181	$—	$—
Investment securities:
Available for sale	141,057	141,057	12,405	128,652	—
Trading	—	—	—	—	—
Loans held for sale	2,160	2,160	2,160	—	—
Loans, net	1,056,762	1,085,769	—	—	1,085,769
Bank-owned life insurance	27,176	27,176	27,176	—	—
Accrued interest receivable	3,800	3,800	3,800	—	—

Financial liabilities:
Interest-bearing deposits	$792,698	$787,163	$564,519	$—	$222,644
Noninterest-bearing deposits	295,599	295,599	295,599	—	—
Short-term borrowings	11,579	11,579	11,579	—	—
Long-term borrowings	91,025	92,283	—	—	92,658
Accrued interest payable	481	481	481	—	—

	Carrying	Fair	Fair Value Measurements at December 31, 2015
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$22,796	$22,796	$22,796	$—	$—
Investment securities:
Available for sale	176,157	176,157	16,332	159,825	—
Trading	73	73	73	—	—
Loans held for sale	757	757	757	—	—
Loans, net	1,033,163	1,045,140	—	—	1,045,140
Bank-owned life insurance	26,667	26,667	26,667	—	—
Accrued interest receivable	3,686	3,686	3,686	—	—

Financial liabilities:
Interest-bearing deposits	$751,797	$729,685	$509,206	$—	$220,479
Noninterest-bearing deposits	280,083	280,083	280,083	—	—
Short-term borrowings	46,638	46,638	46,638	—	—
Long-term borrowings	91,025	91,783	—	—	91,783
Accrued interest payable	426	426	426	—	—

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

A summary of stock option activity is presented below:

	September 30, 2016		December 31, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	34,750	$42.03	—	$—
Granted	—	—	38,750	42.03
Exercised	—	—	—	—
Forfeited	(3,750)	42.03	(4,000)	42.03
Outstanding, end of year	31,000	$42.03	34,750	$42.03

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Summary Results

Net income for the three months ended September 30, 2016 was $3,059,000 compared to $3,364,000 for the same period of 2015 as after-tax securities gains decreased $153,000 (from a gain of $325,000 to a gain of $172,000). Basic and diluted earnings per share for the three months ended September 30, 2016 and 2015 were $0.65 and $0.71, respectively. Return on average assets and return on average equity were 0.91% and 8.69% for the three months ended September 30, 2016 compared to 1.04% and 9.89% for the corresponding period of 2015. Net income from core operations (“operating earnings”) decreased to $2,887,000 for the three months ended September 30, 2016 compared to $3,039,000 for the same period of 2015. Operating earnings per share for the three months ended September 30, 2016 and 2015 were $0.61 and $0.64, respectively.

The nine months ended September 30, 2016 generated net income of $9,529,000 compared to $10,152,000 for the same period of 2015. Comparable results were impacted by a decrease in after-tax securities gains of $296,000 (from a gain of $1,106,000 to a gain of $810,000). Earnings per share, basic and dilutive, for the nine months ended September 30, 2016 were $2.01 compared to $2.12 for the comparable period of 2015. Return on average assets and return on average equity were 0.95% and 9.14% for the nine months ended September 30, 2016 compared to 1.06% and 9.90% for the corresponding period of 2015. Operating earnings decreased to $8,719,000 for the nine months ended September 30, 2016 compared to $9,046,000 for the same period of 2015, as the 2015 period included non-recurring gains on the sale of other real estate owned of $175,000 the 2016 level. The 2016 period also included expenses related to a data breach at a national restaurant chain that impacted our customer base. In addition, the investment portfolio has declined $61,599,000 from September 30, 2015 to September 30, 2016 as part of our strategy to position the balance sheet for a rising rate environment. Operating earnings per share for the nine months ended September 30, 2016 were $1.84 basic and dilutive compared to $1.89 basic and dilutive for the nine months ended September 30, 2015.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
GAAP net income	$3,059	$3,364	$9,529	$10,152
Less: net securities, net of tax	172	325	810	1,106
Non-GAAP operating earnings	$2,887	$3,039	$8,719	$9,046

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Return on average assets (ROA)	0.91%	1.04%	0.95%	1.06%
Less: net securities, net of tax	0.05%	0.10%	0.08%	0.12%
Non-GAAP operating ROA	0.86%	0.94%	0.87%	0.94%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Return on average equity (ROE)	8.69%	9.89%	9.14%	9.90%
Less: net securities, net of tax	0.49%	0.95%	0.78%	1.08%
Non-GAAP operating ROE	8.20%	8.94%	8.36%	8.82%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic earnings per share (EPS)	$0.65	$0.71	$2.01	$2.12
Less: net securities, net of tax	0.04	0.07	0.17	0.23
Non-GAAP basic operating EPS	$0.61	$0.64	$1.84	$1.89

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Dilutive EPS	$0.65	$0.71	$2.01	$2.12
Less: net securities, net of tax	0.04	0.07	0.17	0.23
Non-GAAP dilutive operating EPS	$0.61	$0.64	$1.84	$1.89

Interest and Dividend Income

Interest and dividend income for the three months ended September 30, 2016 increased to $11,660,000 compared to $11,523,000 for the same period of 2015.  Loan portfolio income increased due to the impact of portfolio growth, primarily in home equity products.  The loan portfolio income increase was offset by a decrease in investment portfolio interest due to a decline in the average taxable equivalent yield of 47 bp as the duration in the investment portfolio continues to be shortened in order to reduce interest rate and market risk in the future. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years. To offset the revenue impact of the declining asset yields, a focus has been placed on increasing earning assets by adding quality short and intermediate term loans such as home equity loans, even though these new earning assets are at lower yields than legacy assets.

During the nine months ended September 30, 2016, interest and dividend income was $35,056,000, an increase of $607,000 over the same period of 2015. Interest income on the loan portfolio increased as the growth in the portfolio was countered by a 2 bp decline in average yield. The investment portfolio interest income decreased as the portfolio size was decreased in order to reduce interest rate and market risk, while the yield on the investment portfolio declined 39 bp.

Interest and dividend income composition for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended
	September 30, 2016		September 30, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$10,541	90.40%	$9,862	85.59%	$679	6.89%
Investment securities:
Taxable	601	5.16	829	7.19	(228)	(27.50)
Tax-exempt	329	2.82	676	5.87	(347)	(51.33)
Dividend and other interest income	189	1.62	156	1.35	33	21.15
Total interest and dividend income	$11,660	100.00%	$11,523	100.00%	$137	1.19%

	Nine Months Ended
	September 30, 2016		September 30, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$31,362	89.46%	$28,937	84.00%	$2,425	8.38%
Investment securities:
Taxable	1,825	5.21	2,728	7.92	(903)	(33.10)
Tax-exempt	1,203	3.43	2,187	6.35	(984)	(44.99)
Dividend and other interest income	666	1.90	597	1.73	69	11.56
Total interest and dividend income	$35,056	100.00%	$34,449	100.00%	$607	1.76%

Interest Expense

Interest expense for the three months ended September 30, 2016 increased $124,000 to $1,413,000 compared to $1,289,000 for the same period of 2015.  The increase in interest expense is the result of growth within the deposit portfolio and the lengthening of the time deposit portfolio as part of a strategy to build balance sheet protection in a rising rate environment, offset by a decrease in short term borrowing utilization.

Interest expense for the nine months ended September 30, 2016 increased 6.80% from the same period of 2015. The reasons noted for the increase in interest expense for the three month period comparison also apply to the nine month period.

Interest expense composition for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended
	September 30, 2016		September 30, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$909	64.33%	$800	62.07%	$109	13.63%
Short-term borrowings	7	0.50	31	2.40	(24)	(77.42)
Long-term borrowings	497	35.17	458	35.53	39	8.52
Total interest expense	$1,413	100.00%	$1,289	100.00%	$124	9.62%

	Nine Months Ended
	September 30, 2016		September 30, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,624	63.29%	$2,328	59.97%	$296	12.71%
Short-term borrowings	41	0.99	78	2.01	(37)	(47.44)
Long-term borrowings	1,481	35.72	1,476	38.02	5	0.34
Total interest expense	$4,146	100.00%	$3,882	100.00%	$264	6.80%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended September 30, 2016 was 3.37% compared to 3.55% for the corresponding period of 2015.  The decline in the net interest margin was driven by a decreasing yield on the investment portfolio due to the continued low rate environment. The impact of the declining earning asset yield and decreasing investment portfolio balance was partially offset by 6.65% growth in the balance of the average loan portfolio from September 30, 2015 to September 30, 2016. The primary funding for the loan growth was an increase in core deposits. These deposits represent a lower cost funding source than time deposits and comprise 79.60% of total deposits at September 30, 2016 compared to 78.02% at September 30, 2015. Limiting the positive impact on the net interest margin caused by the growth in core deposits was the lengthening of the time deposit portfolio coupled with additional FHLB long-term borrowings as part of our strategy to prepare the balance sheet for a rising rate environment.

The NIM for the nine months ended September 30, 2016 was 3.45% compared to 3.63% for the same period of 2015. The impact of the items mentioned in the three month discussion also applies to the nine months ended.

The following is a schedule of average balances and associated yields for the three and nine months ended September 30, 2016 and 2015:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$45,715	$452	3.93%	$43,562	$423	3.85%
All other loans	1,011,393	10,243	4.03%	947,665	9,583	4.01%
Total loans	1,057,108	10,695	4.02%	991,227	10,006	4.00%

Taxable securities	93,893	725	3.09%	125,618	982	3.13%
Tax-exempt securities	49,231	498	4.05%	80,535	1,024	5.09%
Total securities	143,124	1,223	3.42%	206,153	2,006	3.89%

Interest-bearing deposits	48,125	65	0.54%	3,216	3	0.37%

Total interest-earning assets	1,248,357	11,983	3.82%	1,200,596	12,015	3.98%

Other assets	101,312			97,363

Total assets	$1,349,669			$1,297,959

Liabilities and shareholders’ equity:
Savings	$151,464	15	0.04%	$143,353	14	0.04%
Super Now deposits	184,440	107	0.23%	193,659	126	0.26%
Money market deposits	245,643	170	0.28%	210,029	145	0.27%
Time deposits	223,082	617	1.10%	219,306	515	0.93%
Total interest-bearing deposits	804,629	909	0.45%	766,347	800	0.41%

Short-term borrowings	15,748	7	0.18%	40,801	31	0.30%
Long-term borrowings	91,025	497	2.14%	81,880	458	2.19%
Total borrowings	106,773	504	1.85%	122,681	489	1.56%

Total interest-bearing liabilities	911,402	1,413	0.61%	889,028	1,289	0.57%

Demand deposits	281,586			256,264
Other liabilities	15,916			16,619
Shareholders’ equity	140,765			136,048

Total liabilities and shareholders’ equity	$1,349,669			$1,297,959
Interest rate spread			3.21%			3.40%
Net interest income/margin		$10,570	3.37%		$10,726	3.55%

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

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$49,204	$1,432	3.89%	$39,901	$1,194	4.00%
All other loans	999,685	30,417	4.06%	920,675	28,149	4.09%
Total loans	1,048,889	31,849	4.06%	960,576	29,343	4.08%

Taxable securities	95,652	2,344	3.27%	133,191	3,316	3.32%
Tax-exempt securities	56,291	1,823	4.32%	85,263	3,314	5.18%
Total securities	151,943	4,167	3.66%	218,454	6,630	4.05%

Interest-bearing deposits	38,411	147	0.51%	4,500	9	0.27%

Total interest-earning assets	1,239,243	36,163	3.90%	1,183,530	35,982	4.06%

Other assets	99,295			97,151

Total assets	$1,338,538			$1,280,681

Liabilities and shareholders’ equity:
Savings	$151,158	43	0.04%	$142,812	43	0.04%
Super Now deposits	190,190	356	0.25%	190,653	379	0.27%
Money market deposits	234,918	471	0.27%	208,317	424	0.27%
Time deposits	221,676	1,754	1.06%	218,987	1,482	0.90%
Total interest-bearing deposits	797,942	2,624	0.44%	760,769	2,328	0.41%

Short-term borrowings	20,273	41	0.27%	36,111	78	0.29%
Long-term borrowings	91,025	1,481	2.14%	82,597	1,476	2.36%
Total borrowings	111,298	1,522	1.8%	118,708	1,554	1.73%

Total interest-bearing liabilities	909,240	4,146	0.61%	879,477	3,882	0.59%

Demand deposits	274,488			247,130
Other liabilities	15,775			17,327
Shareholders’ equity	139,035			136,747

Total liabilities and shareholders’ equity	$1,338,538			$1,280,681
Interest rate spread			3.29%			3.47%
Net interest income/margin		$32,017	3.45%		$32,100	3.63%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Total interest income	$11,660	$11,523	$35,056	$34,449
Total interest expense	1,413	1,289	4,146	3,882
Net interest income	10,247	10,234	30,910	30,567
Tax equivalent adjustment	323	492	1,107	1,533
Net interest income (fully taxable equivalent)	$10,570	$10,726	$32,017	$32,100

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016 vs. 2015			2016 vs. 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$20	$9	$29	$252	$(14)	$238
All other loans	615	45	660	2,342	(74)	2,268
Taxable investment securities	(244)	(13)	(257)	(923)	(49)	(972)
Tax-exempt investment securities	(344)	(182)	(526)	(1,002)	(489)	(1,491)
Interest bearing deposits	61	1	62	45	93	138
Total interest-earning assets	108	(140)	(32)	714	(533)	181

Interest expense:
Savings deposits	1	—	1	2	(2)	—
Super Now deposits	(5)	(14)	(19)	(1)	(22)	(23)
Money market deposits	24	1	25	50	(3)	47
Time deposits	9	93	102	19	253	272
Short-term borrowings	(14)	(10)	(24)	(32)	(5)	(37)
Long-term borrowings	50	(11)	39	98	(93)	5
Total interest-bearing liabilities	65	59	124	136	128	264
Change in net interest income	$43	$(199)	$(156)	$578	$(661)	$(83)

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2016, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $12,044,000 at December 31, 2015 to $12,718,000 at September 30, 2016.  The increase in the allowance for loan losses was driven by growth in the loan portfolio and an increase in total nonperforming loans. Limiting the increase in the allowance for loan losses was minimal net charge-offs during the nine months ended September 30, 2016 of $192,000.  The majority of the loans charged-off had a specific allowance within the allowance for losses.  At September 30, 2016 and December 31, 2015, the allowance for loan losses to total loans was 1.19% and 1.15%, respectively.

The provision for loan losses totaled $258,000 and $520,000 for the three months ended September 30, 2016 and 2015 and $866,000 and $1,820,000 for the nine months ended September 30, 2016.  The amount of the provision for loan losses was primarily the result of loan growth and an increase in non-performing loans offset by minimal net charge-offs.

Nonperforming loans increasing to $11,530,000 at September 30, 2016 from $8,608,000 at September 30, 2015 is primarily the result of a large commercial real estate loan that was placed on non-accrual status.  The ratio of nonperforming loans to total loans was 1.08% and 0.86% at September 30, 2016 and 2015, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 110.30% and 133.47% at September 30, 2016 and 2015, respectively. Internal loan review and analysis coupled with loan growth dictated a provision for loan losses of $866,000 for the nine months ended September 30, 2016.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
September 30, 2016	$114	$11,416	$11,530
June 30, 2016	512	11,114	11,626
March 31, 2016	308	11,340	11,648
December 31, 2015	979	8,467	9,446
September 30, 2015	99	8,509	8,608

Non-interest Income

Total non-interest income for the three months ended September 30, 2016 compared to the same period in 2015 decreased $55,000 to $3,082,000.  Excluding net securities gains, non-interest income for the three months ended September 30, 2016 increased $177,000 compared to the same period in 2015.  The increase in gain on sale of loans was driven by a shift in distribution channels and the hiring of additional mortgage loan officers over the past year.  The increase in other non-interest income is primarily the result of increased debit card income.

Total non-interest income for the nine months ended September 30, 2016 compared to the same period in 2015 decreased $197,000. Excluding net securities gains, non-interest income increased $251,000 compared the 2015 period. The increase in other non-interest income is primarily the result of an increase in debit card income offset by a decrease in non-recurring gains on the sale of other real estate owned of $175,000 from 2015 to 2016.

Non-interest income composition for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended
	September 30, 2016		September 30, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$585	18.98%	$621	19.80%	$(36)	(5.80)%
Net securities gains, available for sale	253	8.21	526	16.76	(273)	(51.90)
Net securities gains (losses), trading	8	0.26	(33)	(1.05)	41	124.24
Bank-owned life insurance	172	5.58	182	5.80	(10)	(5.49)
Gain on sale of loans	658	21.35	524	16.70	134	25.57
Insurance commissions	198	6.42	185	5.90	13	7.03
Brokerage commissions	290	9.41	297	9.47	(7)	(2.36)
Other	918	29.79	835	26.62	83	9.94
Total non-interest income	$3,082	100.00%	$3,137	100.00%	$(55)	(1.75)%

	Nine Months Ended
	September 30, 2016		September 30, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,678	18.13%	$1,772	18.74%	$(94)	(5.30)%
Net securities gains, available for sale	1,174	12.68	1,713	18.12	(539)	(31.47)
Net securities gains (losses), trading	54	0.58	(37)	(0.39)	91	245.95
Bank-owned life insurance	516	5.57	541	5.72	(25)	(4.62)
Gain on sale of loans	1,691	18.27	1,305	13.80	386	29.58
Insurance commissions	604	6.52	623	6.59	(19)	(3.05)
Brokerage commissions	817	8.83	836	8.84	(19)	(2.27)
Other	2,723	29.42	2,701	28.58	22	0.81
Total non-interest income	$9,257	100.00%	$9,454	100.00%	$(197)	(2.08)%

Non-interest Expense

Total non-interest expense increased $209,000 for the three months ended September 30, 2016 compared to the same period of 2015.  The increase in salaries and employee benefits is primarily attributable to increases in health insurance.  Amortization of investment in limited partnerships decreased as several of the partnerships have reached the end of their tax credit generating life and have been fully amortized. Other expenses increased primarily due to increased expenses related to the debit card EMV (chip embedded card) conversion, data breach at a national restaurant chain that impacted our customer base, and system upgrades.

Total non-interest expense for the nine months ended September 30, 2016 compared to the same period in 2015 increased $1,046,000. The reasons noted for the three month period comparison also apply to the nine month period.

Non-interest expense composition for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended
	September 30, 2016		September 30, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,507	51.57%	$4,302	50.43%	$205	4.77%
Occupancy	544	6.22	529	6.20	15	2.84
Furniture and equipment	662	7.58	686	8.04	(24)	(3.50)
Pennsylvania shares tax	220	2.52	244	2.86	(24)	(9.84)
Amortization of investment in limited partnerships	46	0.53	165	1.93	(119)	(72)
Federal Deposit Insurance Corporation deposit insurance	202	2.31	209	2.45	(7)	(3.35)
Marketing	173	1.98	160	1.88	13	8.13
Intangible amortization	90	1.03	73	0.86	17	23.29
Other	2,295	26.26	2,162	25.35	133	6.15
Total non-interest expense	$8,739	100.00%	$8,530	100.00%	$209	2.45%

	Nine Months Ended
	September 30, 2016		September 30, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$13,433	50.75%	$13,073	51.43%	$360	2.75%
Occupancy	1,630	6.16	1,721	6.77	(91)	(5.29)
Furniture and equipment	2,042	7.72	1,924	7.57	118	6.13
Pennsylvania shares tax	698	2.64	711	2.80	(13)	(1.83)
Amortization of investment in limited partnerships	266	1.01	496	1.95	(230)	(46.37)
Federal Deposit Insurance Corporation deposit insurance	670	2.53	654	2.57	16	2.45
Marketing	568	2.15	434	1.71	134	30.88
Intangible amortization	276	1.04	235	0.92	41	17.45
Other	6,882	26.00	6,171	24.28	711	11.52
Total non-interest expense	$26,465	100.00%	$25,419	100.00%	$1,046	4.12%

Provision for Income Taxes

Income taxes increased $316,000 and $677,000 for the three and nine months ended September 30, 2016 compared to the same periods of 2015.  The primary cause of the increase in tax expense for the three and nine months ended September 30, 2016 compared to 2015 is the impact of a reduction of tax-exempt interest income within the investment portfolio as the portfolio was strategically reduced. Excluding the impact of the net securities gains, the effective tax rate for the three and nine months ended September 30, 2016 was 29.08% and 24.89% compared to 20.62% and 18.55% for the same period of 2015.  The Company currently is in a deferred tax asset position due to the low income housing tax credits earned both currently and previously.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $37,385,000 from $22,796,000 at December 31, 2015 to $60,181,000 at September 30, 2016 primarily as a result of the following activities during the nine months ended September 30, 2016:

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds trailing loan originations, less $1,691,000 in realized gains, by $1,403,000 for the nine months ended September 30, 2016.

Loans

Gross loans increased $24,273,000 since December 31, 2015 due primarily to an increase in residential real estate mortgage loans driven by successful home equity loan and line of credit gathering efforts.

The allocation of the loan portfolio, by category, as of September 30, 2016 and December 31, 2015 is presented below:

	September 30, 2016		December 31, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$155,527	14.54%	$164,072	15.70%	$(8,545)	(5.21)%
Real estate mortgage:
Residential	556,612	52.05	526,183	50.34	30,429	5.78%
Commercial	299,589	28.01	302,539	28.95	(2,950)	(0.98)%
Construction	26,929	2.52	26,824	2.57	105	0.39%
Installment loans to individuals	32,200	3.01	27,001	2.58	5,199	19.25%
Net deferred loan fees and discounts	(1,377)	(0.13)	(1,412)	(0.14)	35	(2.48)%
Gross loans	$1,069,480	100.00%	$1,045,207	100.00%	$24,273	2.32%

The following table shows the amount of accrual and non-accrual TDRs at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$126	$137	$263	$320	$149	$469
Real estate mortgage:
Residential	1,415	572	1,987	1,428	353	1,781
Commercial	4,781	2,187	6,968	5,085	2,312	7,397
	$6,322	$2,896	$9,218	$6,833	$2,814	$9,647

Investments

The fair value of the investment securities portfolio at September 30, 2016 decreased $35,173,000 since December 31, 2015 while the amortized cost of the portfolio decreased $37,043,000.  The decrease in value is the result of the investment portfolio being actively managed in order to reduce interest rate and market risk. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years.  The proceeds of the bond sales are being deployed into loans and intermediate term corporate bonds and short and intermediate term municipal bonds.  The strategy to sell a portion of the long-term bond portfolio does negatively impact current earnings, but this action plays a key role in our long-term asset liability management strategy as the balance sheet is shortened to better prepare for a rising rate environment. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 87% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact stock pricing.  The amortized cost of the available for sale equity securities portfolio has decreased $4,022,000 to $11,589,000 at September 30, 2016 from $15,611,000 at December 31, 2015 while the fair value decreased $3,927,000 over the same time period.

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

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at September 30, 2016 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS)
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	10,079	10,259	—	—	—	—	10,079	10,259
Asset-backed securities	1,543	1,538	—	—	—	—	1,543	1,538
State and political securities	58,793	60,585	—	—	2,045	2,057	60,838	62,642
Other debt securities	39,759	39,673	14,993	14,540	—	—	54,752	54,213
Total debt securities AFS	$110,174	$112,055	$14,993	$14,540	$2,045	$2,057	$127,212	$128,652

Financing Activities

Deposits

Total deposits increased $56,417,000 from December 31, 2015 to September 30, 2016.  The growth was led by an increase in money market deposit accounts from December 31, 2015 to September 30, 2016 of 16.38%.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios.  The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.

Deposit balances and their changes for the periods being discussed follow:

	September 30, 2016		December 31, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$295,599	27.16%	$280,083	27.15%	$15,516	5.54%
NOW accounts	175,767	16.15	176,078	17.06	(311)	(0.18)
Money market deposits	244,138	22.43	209,782	20.33	34,356	16.38
Savings deposits	150,822	13.86	144,561	14.01	6,261	4.33
Time deposits	221,971	20.40	221,376	21.45	595	0.27
Total deposits	$1,088,297	100.00%	$1,031,880	100.00%	$56,417	5.47%

Borrowed Funds

Total borrowed funds decreased 25.47% or $35,059,000 to $102,604,000 at September 30, 2016 compared to $137,663,000 at December 31, 2015.  Short-term borrowings primarily decreased due to growth in deposits and a reduction in the size of the investment portfolio.

	September 30, 2016		December 31, 2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$28,304	20.56%	$(28,304)	(100.00)%
Securities sold under agreement to repurchase	11,579	11.29	18,334	13.32	(6,755)	(36.84)
Total short-term borrowings	11,579	11.29	46,638	33.88	(35,059)	(75.17)
Long-term borrowings:
Long-term FHLB borrowings	90,625	88.32	90,625	65.83	—	—
Long-term capital lease	400	0.39	400	0.29	—	—
Total long-term borrowings	91,025	88.71	91,025	66.12	—	—%
Total borrowed funds	$102,604	100.00%	$137,663	100.00%	$(35,059)	(25.47)%

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

The Company's capital ratios as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$124,597	12.737%	$121,665	11.240%
For Capital Adequacy Purposes	44,020	4.500	48,722	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	50,134	5.125	N/A	N/A
To Be Well Capitalized	63,585	6.500	70,377	6.500
Tier I Capital (to Risk-weighted Assets)
Actual	$124,597	12.737%	$121,665	11.240%
For Capital Adequacy Purposes	58,694	6.000	64,963	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	64,808	6.625	N/A	N/A
To Be Well Capitalized	78,258	8.000	86,617	8.000
Total Capital (to Risk-weighted Assets)
Actual	$131,419	13.434%	$134,067	12.380%
For Capital Adequacy Purposes	78,258	8.000	86,617	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	84,375	8.625	N/A	N/A
To Be Well Capitalized	97,826	10.000	108,272	10.000
Tier I Capital (to Average Assets)
Actual	$124,597	9.369%	$121,665	9.380%
For Capital Adequacy Purposes	53,195	4.000	51,862	4.000
To Be Well Capitalized	66,494	5.000	64,828	5.000

Jersey Shore State Bank's capital ratios as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$85,498	11.322%	$82,682	10.700%
For Capital Adequacy Purposes	33,982	4.500	34,773	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	38,701	5.125	N/A	N/A
To Be Well Capitalized	49,085	6.500	50,227	6.500
Tier I Capital (to Risk-weighted Assets)
Actual	$85,498	11.322%	$82,682	10.700%
For Capital Adequacy Purposes	45,309	6.000	46,363	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	50,029	6.625	N/A	N/A
To Be Well Capitalized	60,412	8.000	61,818	8.000
Total Capital (to Risk-weighted Assets)	-
Actual	$89,256	11.820%	$92,036	11.910%
For Capital Adequacy Purposes	60,412	8.000	61,818	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	65,130	8.625	N/A	N/A
To Be Well Capitalized	75,513	10.000	77,272	10.000
Tier I Capital (to Average Assets)
Actual	$85,498	8.862%	$82,682	8.660%
For Capital Adequacy Purposes	38,590	4.000	38,175	4.000
To Be Well Capitalized	48,237	5.000	47,719	5.000

Luzerne Bank's capital ratios as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$30,924	10.223%	$30,549	10.660%
For Capital Adequacy Purposes	13,612	4.500	12,901	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	15,503	5.125	N/A	N/A
To Be Well Capitalized	19,662	6.500	18,635	6.500
Tier I Capital (to Risk-weighted Assets)
Actual	$30,924	10.223%	$30,549	10.660%
For Capital Adequacy Purposes	18,150	6.000	17,201	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	20,040	6.625	N/A	N/A
To Be Well Capitalized	24,200	8.000	22,935	8.000
Total Capital (to Risk-weighted Assets)
Actual	$33,306	11.010%	$33,274	11.610%
For Capital Adequacy Purposes	24,200	8.000	22,935	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	26,091	8.625	N/A	N/A
To Be Well Capitalized	30,251	10.000	28,669	10.000
Tier I Capital (to Average Assets)
Actual	$30,924	8.575%	$30,549	8.900%
For Capital Adequacy Purposes	14,425	4.000	13,725	4.000
To Be Well Capitalized	18,031	5.000	17,157	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited at September 30, 2016:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a total current maximum borrowing capacity at the FHLB of $530,001,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $45,366,000.  Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $90,625,000 as of September 30, 2016.

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

The following is a rate shock forecast for the twelve month period ending September 30, 2017 assuming a static balance sheet as of September 30, 2016.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$36,554	$38,986	$41,356	$43,526	$45,691	$47,600	$49,325
Change from static	(4,802)	(2,370)	—	2,170	4,335	6,244	7,969
Percent change from static	-11.61%	-5.73%	—	5.25%	10.48%	15.10%	19.27%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended September 30, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1 - July 31, 2016)	—	$—	—	390,144
Month #2 (August 1 - August 31, 2016)	—	—	—	390,144
Month #3 (September 1 - September 30, 2016)	—	—	—	390,144

On April 25, 2016, the Board of Directors extended the previously approved authorization to repurchase up to 482,000 shares, or approximately 10%, of the outstanding shares of the Company for an additional year to April 30, 2017.  As of September 30, 2016 there have been 91,856 shares repurchased under this plan.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2016 and December 31, 2015; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) the Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2016 and 2015; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	November 9, 2016	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2016	/s/ Brian L. Knepp
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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2016 and December 31, 2015; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) the Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2016 and 2015; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.