Form 10-K
period 2016-12-31
PENNS WOODS BANCORP INC
filed 2017-03-10
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting stock held by non-affiliates of the registrant $198,763,192 at June 30, 2016.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2017
Common Stock, $8.33 Par Value	4,734,952 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 25, 2017 are incorporated by reference in Part III hereof.

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

JSSB employed 229 persons, Luzerne employed 63 persons, and The M Group employed 4 persons as of December 31, 2016 in either a full-time or part-time capacity.  The Company does not have any employees.  The principal officers of the Banks also serve as officers of the Company.

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

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The new minimum capital to risk-adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”). Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The new minimum capital requirements became effective on January 1, 2015. The capital contribution buffer requirements phase in over a three-year period that began on January 1, 2016.

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

Federal Home Loan Bank System

The Banks are a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2016, the Banks had $85,625,000 in FHLB advances.

As a member, the Banks are required to purchase and maintain stock in the FHLB. The amount of required stock varies based on the FHLB products utilitied by the Banks and the amount of the products utilized.  At December 31, 2016, the Banks had $8,344,300 in stock of the FHLB which was in compliance with this requirement.

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

As of December 31, 2016, JSSB had total assets of $986,486,000; total shareholders’ equity of $84,020,000; and total deposits of $770,937,000. JSSB's deposits are insured by the FDIC for the maximum amount provided under current law.

Luzerne was acquired by the Company on June 1, 2013. As of December 31, 2016, Luzerne had total assets of $387,695,000; total shareholders’ equity of $45,401,000; and total deposits of $328,812,000. Luzerne's deposits are insured by the FDIC for the maximum amount provided under current law.

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

Second mortgages are confined to equity borrowing and home improvements.  Terms are generally fifteen years or less.  Loan to collateral value criteria is 90% or less and verifications are made to determine values.   Automobile financing is generally restricted to five years and done on both an indirect and direct basis.  The Banks, as a practice, do not floor plan and therefore do not discount dealer paper.  Small loan requests are to accommodate personal needs such as debt consolidation or the purchase of small appliances.  Overdraft check lines are usually limited to $5,000 or less.

The Banks' investment portfolios are analyzed and priced on a monthly basis. Investments are made in U.S. Treasuries, U.S. Agency issues, bank qualified tax-exempt municipal bonds, taxable municipal bonds, corporate bonds, and corporate stocks which consist of Pennsylvania bank stocks.  Bonds with BBB or better ratings are used, unless a local issue is purchased that has a lesser or no rating.  Factors taken into consideration when investments are purchased include liquidity, the Company’s tax position, tax equivalent yield, third party investment ratings, and the policies of the Asset/Liability Committee.

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

The Company owns and leases its properties.  Listed herewith are the locations of properties owned or leased as of December 31, 2016, in which the banking offices are located; all properties are in good condition and adequate for the Company's purposes:

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

The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “PWOD”.  The following table sets forth (1) the quarterly high and low closing sale prices for a share of the Company’s Common Stock during the periods indicated, and (2) quarterly dividends on a share of the common stock with respect to each quarter since January 1, 2014.

	Price Range		Dividends
	High	Low	Declared
2016
First quarter	$41.32	$36.73	$0.47
Second quarter	44.70	37.82	0.47
Third quarter	44.75	40.34	0.47
Fourth quarter	52.03	41.00	0.47
2015
First quarter	$48.91	$44.41	$0.47
Second quarter	48.28	41.84	0.47
Third quarter	44.56	40.41	0.47
Fourth quarter	45.28	40.47	0.47
2014
First quarter	$50.95	$43.19	$0.47
Second quarter	48.37	43.21	0.47
Third quarter	48.79	42.25	0.47
Fourth quarter	49.26	42.18	0.47

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

As of March 1, 2017, the Company had approximately 1,317 shareholders of record.

Following is a schedule of the shares of the Company’s common stock purchased by the Company during the fourth quarter of 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1 - October 31, 2016)	—	$—	—	390,144
Month #2 (November 1 - November 30, 2016)	—	—	—	390,144
Month #3 (December 1 - December 31, 2016)	—	—	—	390,144

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Stock Index, NASDAQ Bank Index, NASDAQ Composite, Russell 2000, and SNL U.S. Bank NASDAQ for the period of five fiscal years assuming the investment of $100.00 on December 31, 2011 and assuming the reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

Total Return Performance
Index Value
275
250
225
200
175
150
125
100
75
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
Penns Woods Bancorp, Inc.
S&P 500
NASDAQ Composite
NASDAQ Bank
Russell 2000
SNL U.S. Bank NASDAQ

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Penns Woods Bancorp, Inc.	100.00	101.28	144.89	145.77	131.18	162.89
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
NASDAQ Bank	100.00	118.69	168.21	176.48	192.08	265.02
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
SNL U.S. Bank NASDAQ	100.00	119.19	171.31	177.42	191.53	265.56

ITEM 6	SELECTED FINANCIAL DATA

The following table sets forth certain financial data for each of the years in the five-year period ended December 31, 2016:

(In Thousands, Except Per Share Data Amounts)	2016	2015	2014	2013	2012
Consolidated Statement of Income Data:
Interest income	$46,813	$46,124	$45,606	$43,299	$37,107
Interest expense	5,567	5,219	4,962	5,264	6,211
Net interest income	41,246	40,905	40,644	38,035	30,896
Provision for loan losses	1,196	2,300	2,850	2,275	2,525
Net interest income after provision for loan losses	40,050	38,605	37,794	35,760	28,371
Non-interest income	12,113	12,765	14,508	12,042	10,100
Non-interest expense	35,091	33,736	33,890	30,267	22,023
Income before income tax provision	17,072	17,634	18,412	17,535	16,448
Income tax provision	4,597	3,736	3,804	3,451	2,598
Net income	$12,475	$13,898	$14,608	$14,084	$13,850

Consolidated Balance Sheet at End of Period:
Total assets	$1,348,590	$1,320,057	$1,245,011	$1,211,995	$856,535
Loans	1,093,681	1,045,207	915,579	818,344	512,232
Allowance for loan losses	(12,896)	(12,044)	(10,579)	(10,144)	(7,617)
Deposits	1,095,214	1,031,880	981,419	973,002	642,026
Long-term debt	85,998	91,025	71,176	71,202	76,278
Shareholders’ equity	138,249	136,279	135,967	127,815	93,726

Per Share Data:
Earnings per share - basic	$2.64	$2.91	$3.03	$3.19	$3.61
Earnings per share - diluted	2.64	2.91	3.03	3.19	3.61
Cash dividends declared	1.88	1.88	1.88	2.13	1.88
Book value	29.20	28.71	28.30	26.52	24.42
Number of shares outstanding, at end of period	4,734,657	4,747,132	4,804,815	4,819,333	3,838,516
Weighted average number of shares outstanding - basic and diluted	4,735,457	4,772,239	4,816,149	4,410,626	3,837,751

Selected Financial Ratios:
Return on average shareholders’ equity	8.96%	10.11%	10.79%	12.36%	15.36%
Return on average total assets	0.93%	1.08%	1.19%	1.32%	1.70%
Net interest margin	3.44%	3.61%	3.81%	4.13%	4.45%
Dividend payout ratio	71.37%	64.52%	61.99%	67.88%	52.08%
Average shareholders’ equity to average total assets	10.38%	10.68%	11.05%	10.70%	11.04%
Loans to deposits, at end of period	99.86%	101.29%	93.29%	84.11%	79.78%

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 34%.  The tax equivalent adjustments to net interest income for 2016, 2015, and 2014 were $1,402,000, $2,011,000, and $2,219,000, respectively.

2016 vs. 2015

Reported net interest income increased $341,000 to $41,246,000 for the year ended December 31, 2016 compared to the year ended December 31, 2015, as the growth in the earning asset portfolio offset the impact of the yield on earning assets decreasing to 3.88% from 4.04%.  Total interest income increased $689,000 as the impact of growth in the average balance of the loan portfolio was limited by a decline in the average balance of the investment portfolio as the portfolio is actively managed to reduce interest rate and market risk. Interest income on a tax equivalent basis recognized on the loan portfolio increased $2,981,000 due to a $81,592,000 increase in the average balance in the loan portfolio.  Interest and dividend income generated from the investment portfolio on a tax equivalent basis decreased $3,076,000 due to a $61,820,000 decrease in the average balance in the investment portfolio and a 40 basis point ("bp") reduction in the average rate.  The decrease in the portfolio was driven by a strategic plan that started in 2014 to sell off long-term municipal bonds with a maturity date greater than 10 years and securities with a call date within the next five years, in order to reduce interest rate risk and market risk.

Interest expense increased $348,000 to $5,567,000 for the year ended December 31, 2016 compared to 2015.  The increase in interest expense was driven by growth in total deposits and borrowings that funded the earning asset portfolio growth. The impact of the growth in interest-bearing liabilities was limited by minimal increase of 2 bp in cost of funds. The average rate paid on time deposits increased 16 bp as the time deposit portfolio was lengthened in preparation for a rising rate environment.

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

	2016			2015			2014
(In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$47,782	$1,852	3.87%	$43,395	$1,679	3.87%	$29,461	$1,295	4.40%
All other loans	1,009,384	40,834	4.05%	932,179	38,026	4.08%	828,796	35,640	4.30%
Total loans	1,057,166	42,686	4.04%	975,574	39,705	4.07%	858,257	36,935	4.30%

Fed funds sold	—	—	—%	—	—	—%	170	—	—%

Taxable securities	94,887	3,072	3.24%	127,052	4,183	3.29%	161,889	5,626	3.48%
Tax-exempt securities	53,638	2,270	4.23%	83,293	4,235	5.08%	94,688	5,232	5.53%
Total securities	148,525	5,342	3.60%	210,345	8,418	4.00%	256,577	10,858	4.23%

Interest-bearing deposits	36,592	187	0.51%	4,238	12	0.28%	9,318	32	0.34%

Total interest-earning assets	1,242,283	48,215	3.88%	1,190,157	48,135	4.04%	1,124,322	47,825	4.25%

Other assets	99,500			97,103			100,983

Total assets	$1,341,783			$1,287,260			$1,225,305

Liabilities and shareholders’ equity:
Savings	$151,397	58	0.04%	$143,055	56	0.04%	$140,575	81	0.06%
Super Now deposits	187,106	458	0.24%	187,396	491	0.26%	182,229	583	0.32%
Money market deposits	238,175	648	0.27%	207,252	554	0.27%	210,066	561	0.27%
Time deposits	221,498	2,383	1.08%	220,360	2,028	0.92%	223,537	1,770	0.79%
Total interest-bearing deposits	798,176	3,547	0.44%	758,063	3,129	0.41%	756,407	2,995	0.40%

Short-term borrowings	18,518	46	0.25%	38,909	116	0.30%	22,342	54	0.24%
Long-term borrowings	90,554	1,974	2.14%	84,721	1,974	2.30%	71,195	1,913	2.65%
Total borrowings	109,072	2,020	1.82%	123,630	2,090	1.67%	93,537	1,967	2.07%

Total interest-bearing liabilities	907,248	5,567	0.61%	881,693	5,219	0.59%	849,944	4,962	0.58%

Demand deposits	279,130			251,029			225,981
Other liabilities	16,152			17,047			13,933
Shareholders’ equity	139,253			137,491			135,447

Total liabilities and shareholders’ equity	$1,341,783			$1,287,260			$1,225,305
Interest rate spread			3.27%			3.45%			3.67%
Net interest income/margin		$42,648	3.44%		$42,916	3.61%		$42,863	3.81%

·                  Fees on loans are included with interest on loans as follows: 2016 - $873,000; 2015 - $422,000; 2014 - $487,000.
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

Reconciliation of Taxable Equivalent Net Interest Income

(In Thousands)	2016	2015	2014
Total interest income	$46,813	$46,124	$45,606
Total interest expense	5,567	5,219	4,962
Net interest income	41,246	40,905	40,644
Tax equivalent adjustment	1,402	2,011	2,219
Net interest income (fully taxable equivalent)	$42,648	$42,916	$42,863

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

	Year Ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease) Due To			Increase (Decrease) Due To
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$173	$—	$173	$555	$(171)	$384
Loans	3,093	(285)	2,808	4,278	(1,892)	2,386
Taxable investment securities	(1,048)	(63)	(1,111)	(1,151)	(292)	(1,443)
Tax-exempt investment securities	(1,338)	(627)	(1,965)	(595)	(402)	(997)
Interest-bearing deposits	91	84	175	(22)	3	(19)
Total interest-earning assets	971	(891)	80	3,065	(2,754)	311

Interest expense:
Savings deposits	4	(2)	2	—	(2)	(2)
Super Now deposits	(1)	(32)	(33)	17	(109)	(92)
Money market deposits	90	4	94	(7)	—	(7)
Time deposits	11	344	355	(27)	285	258
Short-term borrowings	(52)	(18)	(70)	47	15	62
Long-term borrowings	133	(133)	—	330	(269)	61
Total interest-bearing liabilities	185	163	348	360	(80)	280
Change in net interest income	$786	$(1,054)	$(268)	$2,705	$(2,674)	$31

PROVISION FOR LOAN LOSSES

2016 vs 2015

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2016, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance adequacy. The banking regulators could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $12,044,000 at December 31, 2015 to $12,896,000 at December 31, 2016.  At December 31, 2016, the allowance for loan losses was 1.18% of total loans compared to 1.15% of total loans at December 31, 2015.

The provision for loan losses totaled $1,196,000 for the year ended December 31, 2016 compared to $2,300,000 for the year ended December 31, 2015.  The decrease in the provision was appropriate when considering the gross loan growth and low level of net charge-offs during 2016.  Net charge-offs of $344,000 represented 0.03% of average loans for the year ended December 31, 2016 compared to net charge-offs of $835,000 or 0.09% of average loans for the year ended December 31, 2015.  The growth in the loan portfolio was driven by home equity product growth which historically is a lower risk product than commercial loans and requires a lower allowance for loan losses. While nonperforming loans increased, the majority of the nonperforming loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses.  Internal loan review and analysis, coupled with the ratios noted previously, dictated a decrease in the provision for loan losses.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2015 vs 2014

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

NON-INTEREST INCOME

2016 vs. 2015

Total non-interest income decreased $652,000 from the year ended December 31, 2015 to December 31, 2016.  Excluding net security gains, non-interest income increased $249,000 year over year.  Service charges decreased due to decreased level of overdraft income. Bank owned life insurance income decreased due to decrease in the earnings rate. Insurance commissions and brokerage commissions increased in part due to the book of business that was purchased in 2016.  Gain on sale of loans increased due to a shift product mix that began in the latter part of 2015 and the addition of mortgage loan originators. The decrease in other income was primarily from an increased level of debit card income.

	2016		2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$2,249	18.57%	$2,383	18.67%	$(134)	(5.62)%
Net securities gains, available for sale	1,611	13.30	2,592	20.31	(981)	(37.85)
Net securities gains (losses), trading	58	0.48	(22)	(0.17)	80	363.64
Bank owned life insurance	684	5.65	720	5.64	(36)	(5.00)
Gain on sale of loans	2,102	17.35	1,743	13.65	359	20.60
Insurance commissions	795	6.56	781	6.12	14	1.79
Brokerage commissions	1,098	9.06	1,064	8.34	34	3.20
Other	3,516	29.03	3,504	27.44	12	0.34
Total non-interest income	$12,113	100.00%	$12,765	100.00%	$(652)	(5.11)%

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

NON-INTEREST EXPENSE

2016 vs. 2015

Total non-interest expenses increased $1,355,000 from the year ended December 31, 2015 to December 31, 2016.  The increase in salaries and employee benefits was attributable to increased health insurance expense and annual wage increases. Furniture and equipment expenses increased due to the continued enhancement of systems. Amortization of investment in limited partnerships decreased as two investments were fully amortized during 2016. The increase in marketing expense was primarily related to the home equity and time deposit campaigns conducted during 2016. Other expenses were impacted by a mass replacement of debit cards to implement EMV card technology to better protect the security of our customers. In addition, expenses increased due to a data breach at a national restaurant chain that impacted our customer base.

	2016		2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$17,813	50.76%	$17,023	50.46%	$790	4.64%
Occupancy	2,223	6.33	2,248	6.66	(25)	(1.11)
Furniture and equipment	2,793	7.96	2,622	7.77	171	6.52
Pennsylvania shares tax	873	2.49	954	2.83	(81)	(8.49)
Amortization of investment in limited partnerships	312	0.89	661	1.96	(349)	(52.80)
FDIC deposit insurance	767	2.19	867	2.57	(100)	(11.53)
Marketing	740	2.11	612	1.81	128	20.92
Intangible amortization	366	1.04	311	0.92	55	17.68
Other	9,204	26.23	8,438	25.02	766	9.08
Total non-interest expense	$35,091	100.00%	$33,736	100.00%	$1,355	4.02%

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

	2015		2014		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$17,023	50.46%	$17,273	50.97%	$(250)	(1.45)%
Occupancy	2,248	6.66	2,301	6.79	(53)	(2.30)
Furniture and equipment	2,622	7.77	2,536	7.48	86	3.39
Pennsylvania shares tax	954	2.83	907	2.68	47	5.18
Amortization of investment in limited partnerships	661	1.96	661	1.95	—	—
FDIC deposit insurance	867	2.57	746	2.20	121	16.22
Marketing	612	1.81	532	1.57	80	15.04
Intangible amortization	311	0.92	345	1.02	(34)	—
Other	8,438	25.02	8,589	25.34	(151)	(1.76)
Total non-interest expense	$33,736	100.00%	$33,890	100.00%	$(154)	(0.45)%

INCOME TAXES

2016 vs. 2015

The provision for income taxes for the year ended December 31, 2016 resulted in an effective income tax rate of 26.93% compared to 21.19% for 2015.  This increase is primarily the result of decreased tax-exempt investment income and bank-owned life insurance income which has resulted in a greater percentage of the pre-tax income being taxable.

The Company currently is in a deferred tax asset position.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

2015 vs. 2014

The provision for income taxes for the year ended December 31, 2015 resulted in an effective income tax rate of 21.19% compared to 20.66% for 2014.  This increase is primarily the result of decreased tax-exempt investment income and bank-owned life insurance income which has resulted in a greater percentage of the pre-tax income being taxable.

FINANCIAL CONDITION

INVESTMENTS

2016

The fair value of the investment portfolio decreased $42,680,000 from December 31, 2015 to December 31, 2016.  The decrease in value is the result of the investment portfolio being actively managed in order to reduce interest rate and market risk. This process began in 2014 and is being undertaken primarily through the sale of long term municipal bonds that have a maturity date greater than ten years and securities with a call date within the next five years. In addition, the decrease in corporate bond holdings is being undertaken to reduce risk and also in response to the changes in bank regulatory capital calculations per Basel III. The proceeds of the bond sales are primarily being deployed into loans. The strategy to sell a portion of the long-term bond portfolio does negatively impact current earnings, but this action plays a key role in our long-term asset/liability management strategy as the balance sheet is shortened to better prepare for a rising rate environment. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 88% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The carrying amounts of investment securities are summarized as follows for the years ended December 31, 2016 and 2015:

	2016		2015		2014
(In Thousands)	Balance	% Portfolio	Balance	% Portfolio	Balance	% Portfolio
U.S. Government agency securities:
Available for sale	$—	—%	$3,549	2.01%	3,841	1.65%
Mortgage-backed securities:
Available for sale	9,313	6.97	10,009	5.68	12,697	5.47
Asset-backed securities:
Available for sale	109	0.08	1,940	1.10	2,492	1.07
State and political securities (tax-exempt):
Available for sale	45,506	34.08	73,110	41.49	89,024	38.34
State and political securities (taxable):
Available for sale	15,428	11.55	13,445	7.63	19,092	8.22
Other bonds, notes and debentures:
Available for sale	51,118	38.28	57,772	32.78	89,463	38.53
Total bonds, notes and debentures	121,474	90.96	159,825	90.69	216,609	93.28
Financial institution equity securities:
Available for sale	10,535	7.89	11,483	6.52	9,915	4.27
Other equity securities:
Available for sale	1,483	1.11	4,849	2.75	5,689	2.45
Trading	58	0.04	73	0.04	—	—
Total equity securities	12,076	9.04	16,405	9.31	15,604	6.72
Total	$133,550	100.00%	$176,230	100.00%	$232,213	100.00%

The following table shows the maturities and repricing of investment securities, at amortized cost and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) at December 31, 2016:

(In Thousands)	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Amortized Cost Total
U.S. Government agency securities:
AFS Amount	$—	$—	$—	$—	$—	$—
Yield	—%	—%	—%	—%	—%	—%
Mortgage-backed securities:
AFS Amount	—	—	6,028	—	3,267	9,295
Yield	—%	—%	2.33%	—%	3.45%	2.72%
Asset-backed securities:
AFS Amount	—	109	—	—	—	109
Yield	—%	1.16%	—%	—%	—%	1.16%
State and political securities (tax-exempt):
AFS Amount	1,596	8,000	18,435	17,113	418	45,562
Yield	4.18%	3.65%	2.30%	2.30%	2.40%	2.60%
State and political securities (taxable):
AFS Amount	—	—	6,915	8,300	—	15,215
Yield	—%	—%	4.46%	3.54%	—%	3.96%
Other bonds, notes, and debentures:
AFS Amount	346	—	21,836	30,864	—	53,046
Yield	3.75%	—%	3.01%	2.61%	—%	2.78%
Total Amount	$1,942	$8,109	$53,214	$56,277	$3,685	123,227
Total Yield	4.10%	3.61%	2.88%	2.65%	3.33%	2.86%
Equity Securities
AFS Amount						11,233
Trading Amount						56
Total Investment Portfolio Value						$134,516
Total Investment Portfolio Yield						2.62%

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

The distribution of credit ratings by amortized cost and estimated fair value for the debt security portfolio at December 31, 2016 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	9,295	9,313	—	—	—	—	—	—	9,295	9,313
Asset-backed securities	109	109	—	—	—	—	—	—	109	109
State and political securities	59,252	59,406	—	—	—	—	1,525	1,528	60,777	60,934
Other debt securities	39,643	38,472	13,403	12,646	—	—	—	—	53,046	51,118
Total debt securities	$108,299	$107,300	$13,403	$12,646	$—	$—	$1,525	$1,528	$123,227	$121,474

LOAN PORTFOLIO

2016

Gross loans of $1,093,681,000 at December 31, 2016 represented an increase of $48,474,000 from December 31, 2015. The continued emphasis on well collateralized real estate loans was the primary driver of the overall increase in loans outstanding, with home equity loans and lines of credit leading the way. The emphasis to add home equity lines of credit is part of the overall strategy to shorten the duration of the earning asset portfolio in preparation of a rising interest rate environment. Indirect auto lending was introduced during the latter portion of 2016 and contributed to the increase in installment loans to individuals.

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

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan at December 31, 2016, 2015, 2014, 2013, and 2012:

	2016		2015		2014		2013		2012
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Commercial, financial, and agricultural	$146,110	13.36%	$164,072	15.70%	$124,156	13.56%	$105,029	12.83%	$48,455	9.46%
Real estate mortgage:
Residential	564,740	51.64	526,183	50.34	457,760	50.00	399,781	48.86	252,142	49.22
Commercial	306,182	28.00	302,539	28.95	291,348	31.82	282,476	34.52	182,031	35.54
Construction	34,650	3.17	26,824	2.57	21,996	2.40	17,282	2.11	20,067	3.92
Installment loans to individuals	43,256	3.96	27,001	2.58	21,509	2.35	14,647	1.79	10,659	2.08
Net deferred loan fees and discounts	(1,257)	(0.11)	(1,412)	(0.14)	(1,190)	(0.13)	(871)	(0.11)	(1,122)	(0.22)
Gross loans	$1,093,681	100.00%	$1,045,207	100.00%	$915,579	100.00%	$818,344	100.00%	$512,232	100.00%

The amounts of domestic loans at December 31, 2016 are presented below by category and maturity:

	Commercial, financial, and agricultural	Real Estate			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Total
Loans with variable interest rates:
1 year or less	$24,622	$13,036	$16,547	$1,694	$1,150	$57,049
1 through 5 years	7,620	3,401	6,709	—	56	17,786
5 through 10 years	30,223	21,532	47,724	1,086	—	100,565
After 10 years	36,697	495,569	221,738	25,637	2,590	782,231
Total floating interest rate loans	99,162	533,538	292,718	28,417	3,796	957,631
Loans with fixed interest rates:
1 year or less	1,532	1,193	1,401	2,328	738	7,192
1 through 5 years	22,631	6,099	6,290	2,340	23,097	60,457
5 through 10 years	21,612	9,274	4,251	631	13,560	49,328
After 10 years	1,173	14,636	1,522	934	2,065	20,330
Total predetermined interest rate loans	46,948	31,202	13,464	6,233	39,460	137,307
Total	$146,110	$564,740	$306,182	$34,650	$43,256	1,094,938
Net deferred loan fees and discounts						(1,257)
						$1,093,681

·                  The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.
·                  Scheduled repayments are reported in maturity categories in which the payment is due.

The Banks do not make loans that provide for negative amortization, nor do any loans contain conversion features. The Banks did not have any foreign loans outstanding at December 31, 2016.

The following table shows the amount of accrual and nonaccrual TDRs at December 31, 2016 and 2015:

	2016			2015			2014
(In Thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial, financial, and agricultural	$109	$132	$241	$320	$149	$469	$551	$440	$991
Real estate mortgage:
Residential	1,491	541	2,032	1,428	353	1,781	697	181	878
Commercial	4,723	2,184	6,907	5,085	2,312	7,397	3,267	6,160	9,427
Construction	—	—	—	—	—	—	514	—	514
Installment loans to individuals	—	—	—	—	—	—	—	—	—
	$6,323	$2,857	$9,180	$6,833	$2,814	$9,647	$5,029	$6,781	$11,810

ALLOWANCE FOR LOAN LOSSES

2016

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

The allowance for loan losses increased from $12,044,000 at December 31, 2015 to $12,896,000 at December 31, 2016.  At December 31, 2016, the allowance for loan losses was 1.18% of total loans compared to 1.15% of total loans at December 31, 2015.  The increase in the allowance for loan losses to total loans was the result of the increased allowance for loan losses that was partially offset by the increase in loan growth. The growth in the loan portfolio was driven by home equity product growth which historically is a lower risk product than commercial loans and requires a lower allowance for loan losses. Net loan charge-offs of $344,000 or 0.03% of average loans for the year ended December 31, 2016 limited the impact of the provision for loan losses of $1,196,000.  Management concluded that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date as noted in the provision for loan losses discussion.

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

2015

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

Allocation of The Allowance For Loan Losses

	December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Balance at end of period applicable to:
Commercial, financial, and agricultural	$1,554	13.34%	$1,532	15.68%	$1,124	13.54%	$474	12.82%	$361	9.44%
Real estate mortgage:
Residential	5,383	51.58	5,116	50.27	3,755	49.93	3,917	48.80	1,954	49.11
Commercial	4,975	27.96	4,217	28.91	4,205	31.78	4,079	34.48	3,831	35.46
Construction	178	3.17	160	2.56	786	2.40	741	2.11	950	3.91
Installment loans to individuals	416	3.95	243	2.58	245	2.35	139	1.79	144	2.08
Unallocated	390	—	776	—	464	—	794	—	377	—
	$12,896	100.00%	$12,044	100.00%	$10,579	100.00%	$10,144	100.00%	$7,617	100.00%

NONPERFORMING LOANS

The increase in nonperforming loans during 2016 is primarily the result of a large commercial real estate loan that was placed on non-accrual status. The majority of the nonperforming loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses.

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

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Nonaccrual	Total
2016	$1,457	$10,756	$12,213
2015	979	8,467	9,446
2014	387	11,861	12,248
2013	604	9,074	9,678
2012	351	11,355	11,706

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

DEPOSITS

2016 vs. 2015

Total average deposits increased $68,214,000 or 6.76% from 2015 to 2016.  The growth is a result of an emphasis to increase and solidify deposit relationships by focusing on core deposits, not time deposits. The actions caused average core deposits, which exclude time deposits, to increase to 79.44% in 2016 from 78.16% for 2015.

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

The average amount and the average rate paid on deposits are summarized below for the years ended December 31, 2016, 2015, and 2014:

	2016		2015		2014
(In Thousands)	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
Noninterest-bearing	$279,130	0.00%	$251,029	0.00%	$225,981	0.00%
Savings	151,397	0.04	143,055	0.04	140,575	0.06
Super Now	187,106	0.24	187,396	0.26	182,229	0.32
Money Market	238,175	0.27	207,252	0.27	210,066	0.27
Time	221,498	1.08	220,360	0.92	223,537	0.79
Total average deposits	$1,077,306	0.33%	$1,009,092	0.31%	$982,388	0.31%

SHAREHOLDERS’ EQUITY

2016

Shareholders’ equity increased $1,970,000 to $138,249,000 at December 31, 2016 compared to December 31, 2015. Since December 31, 2015, treasury stock purchases of $574,000 for 14,600 shares were completed as part of the stock repurchase plan. The change in accumulated other comprehensive loss from $3,799,000 at December 31, 2015 to $4,928,000 at December 31, 2016 is a result of an increase in unrealized losses on available for sale securities from an unrealized gain of $258,000 at December 31, 2015 to an unrealized loss of $639,000 at December 31, 2016. The amount of accumulated other comprehensive loss at December 31, 2016 was also impacted by the change in net excess of the projected benefit obligation over the fair value of the plan assets of the defined benefit pension plan resulting in a increase in the net loss of $232,000 to $4,289,000 at December 31, 2016. The current level of shareholders’ equity equates to a book value per share of $29.20 at December 31, 2016 compared to $28.71 at December 31, 2015 and an equity to asset ratio of 10.25% at December 31, 2016 compared to 10.32% at December 31, 2015. Excluding goodwill and intangibles, book value per share was $25.21 at December 31, 2016 compared to $24.84 at December 31, 2015. Dividends declared for each of the three and twelve months ended December 31, 2016 and 2015 were $0.47 and $1.88 per share.

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

Bank regulators have risk based capital guidelines.  Under these guidelines the Company and each Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2016, both the Company’s and each Bank’s required ratios were well above the minimum ratios as follows:

	Company	Jersey Shore State Bank	Luzerne Bank	Minimum Standards
Common equity tier 1 capital ratio	12.62%	11.14%	10.16%	4.50%
Tier 1 capital ratio	12.62%	11.14%	10.16%	6.00%
Total capital ratio	13.38%	11.73%	10.98%	8.00%
Tier 1 capital	9.43%	8.89%	8.54%	4.00%

For a more comprehensive discussion of these requirements, see “Regulation and Supervision” in Item 1 of the Annual Report on Form 10-K.  Management believes that the Company will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity, and other certain equity ratios are presented as follows:

	2016	2015	2014
Percentage of net income to:
Average total assets	0.93%	1.08%	1.19%
Average shareholders’ equity	8.96%	10.11%	10.79%
Percentage of dividends declared to net income	71.37%	64.52%	61.99%
Percentage of average shareholders’ equity to average total assets	10.38%	10.68%	11.05%

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

The following liquidity measures are monitored for compliance and were within the limits cited at December 31, 2016:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $538,195,000 with $85,625,000 utilized, leaving $452,571,000 available.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $45,247,000. The Company’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.

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

The following is a rate shock forecast for the twelve month period ended December 31, 2017 assuming a static balance sheet as of December 31, 2016.

	Parallel Rate Shock in Basis Points
(In Thousands)	(200)	(100)	Static	100	200	300	400
Net interest income	$38,002	$40,401	$42,761	$44,678	$46,473	$48,031	$49,456
Change from static	(4,759)	(2,360)	—	1,917	3,712	5,270	6,695
Percent change from static	-11.13%	-5.52%	—	4.48%	8.68%	12.32%	15.66%

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

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require future cash payments. The following table presents, as of December 31, 2016, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the “Notes to Consolidated Financial Statements.”

	Payments Due In
(In Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$876,839	$—	$—	$—	$876,839
Time deposits	93,847	107,293	15,805	1,430	218,375
Repurchase agreements	13,241	—	—	—	13,241
Short-term borrowings	—	—	—	—	—
Long-term borrowings	45,028	19,350	18,394	3,226	85,998
Operating leases	589	1,079	832	1,507	4,007

The Company’s operating lease obligations represent short and long-term lease and rental payments for branch facilities and equipment.  The Bank leases certain facilities under operating leases which expire on various dates through 2027.  Renewal options are available on the majority of these leases.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company wishes to caution readers that the following important factors, among others in addition to the factors discussed in Item 1 - Business and in Item 1A - Risk Factors, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates;and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Penns Woods Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of Penns Woods Bancorp, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Penns Woods Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2017, expressed an unqualified opinion on the effectiveness of Penns Woods Bancorp, Inc.’s internal control over financial reporting.

Cranberry Township, Pennsylvania
March 10, 2017

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(In Thousands, Except Share Data)	2016	2015
ASSETS:
Noninterest-bearing balances	$26,766	$22,044
Interest-bearing deposits in other financial institutions	16,905	752
Total cash and cash equivalents	43,671	22,796

Investment securities available for sale, at fair value	133,492	176,157
Investment securities, trading	58	73
Loans held for sale	1,953	757
Loans	1,093,681	1,045,207
Allowance for loan losses	(12,896)	(12,044)
Loans, net	1,080,785	1,033,163
Premises and equipment, net	24,275	21,830
Accrued interest receivable	3,672	3,686
Bank-owned life insurance	27,332	26,667
Investment in limited partnerships	586	899
Goodwill	17,104	17,104
Intangibles	1,799	1,240
Deferred tax asset	8,397	8,990
Other assets	5,466	6,695
TOTAL ASSETS	$1,348,590	$1,320,057

LIABILITIES:
Interest-bearing deposits	$791,937	$751,797
Noninterest-bearing deposits	303,277	280,083
Total deposits	1,095,214	1,031,880

Short-term borrowings	13,241	46,638
Long-term borrowings	85,998	91,025
Accrued interest payable	455	426
Other liabilities	15,433	13,809
TOTAL LIABILITIES	1,210,341	1,183,778

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,007,109 and 5,004,984 shares issued	41,726	41,708
Additional paid-in capital	50,075	49,992
Retained earnings	61,610	58,038
Accumulated other comprehensive loss:
Net unrealized (loss) gain on available for sale securities	(639)	258
Defined benefit plan	(4,289)	(4,057)
Treasury stock at cost, 272,452 and 257,852 shares	(10,234)	(9,660)
TOTAL SHAREHOLDERS’ EQUITY	138,249	136,279
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,348,590	$1,320,057

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2016	2015	2014
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$42,056	$39,134	$36,495
Investment securities:
Taxable	2,424	3,426	5,111
Tax-exempt	1,498	2,795	3,453
Dividend and other interest income	835	769	547
TOTAL INTEREST AND DIVIDEND INCOME	46,813	46,124	45,606

INTEREST EXPENSE:
Deposits	3,547	3,129	2,995
Short-term borrowings	46	116	54
Long-term borrowings	1,974	1,974	1,913
TOTAL INTEREST EXPENSE	5,567	5,219	4,962

NET INTEREST INCOME	41,246	40,905	40,644

PROVISION FOR LOAN LOSSES	1,196	2,300	2,850

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	40,050	38,605	37,794

NON-INTEREST INCOME:
Service charges	2,249	2,383	2,419
Securities gains, available for sale	1,611	2,592	3,515
Securities gains (losses), trading	58	(22)	—
Bank-owned life insurance	684	720	923
Gain on sale of loans	2,102	1,743	1,803
Insurance commissions	795	781	1,146
Brokerage commissions	1,098	1,064	1,077
Other	3,516	3,504	3,625
TOTAL NON-INTEREST INCOME	12,113	12,765	14,508

NON-INTEREST EXPENSE:
Salaries and employee benefits	17,813	17,023	17,273
Occupancy	2,223	2,248	2,301
Furniture and equipment	2,793	2,622	2,536
Pennsylvania shares tax	873	954	907
Amortization of investment in limited partnerships	312	661	661
Federal Deposit Insurance Corporation deposit insurance	767	867	746
Marketing	740	612	532
Intangible amortization	366	311	345
Other	9,204	8,438	8,589
TOTAL NON-INTEREST EXPENSE	35,091	33,736	33,890

INCOME BEFORE INCOME TAX PROVISION	17,072	17,634	18,412
INCOME TAX PROVISION	4,597	3,736	3,804
NET INCOME	$12,475	$13,898	$14,608

EARNINGS PER SHARE - BASIC AND DILUTED	$2.64	$2.91	$3.03

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,735,457	4,772,239	4,816,149

DIVIDENDS PER SHARE	$1.88	$1.88	$1.88

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2016	2015	2014
Net Income	$12,475	$13,898	$14,608
Other comprehensive (loss) income:
Change in unrealized gain (loss) on available for sale securities	252	(1,457)	11,242
Tax effect	(85)	495	(3,822)
Net realized gain included in net income	(1,611)	(2,592)	(3,515)
Tax effect	547	882	1,195
(Accretion) amortization of unrecognized pension and post-retirement items	(352)	817	(2,837)
Tax effect	120	(277)	964
Total other comprehensive (loss) income	(1,129)	(2,132)	3,227
Comprehensive income	$11,346	$11,766	$17,835

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, December 31, 2013	4,999,929	$41,665	$49,800	$47,554	$(4,894)	$(6,310)	$127,815
Net income				14,608			14,608
Other comprehensive income					3,227		3,227
Dividends declared, ($1.88 per share)				(9,055)			(9,055)
Common shares issued for employee stock purchase plan	2,720	23	96				119
Purchase of treasury stock (17,238 shares)						(747)	(747)
Balance, December 31, 2014	5,002,649	41,688	49,896	53,107	(1,667)	(7,057)	135,967

Net income				13,898			13,898
Other comprehensive loss					(2,132)		(2,132)
Dividends declared, ($1.88 per share)				(8,967)			(8,967)
Common shares issued for employee stock purchase plan	2,335	20	96				116
Purchase of treasury stock (60,018 shares)						(2,603)	(2,603)
Balance, December 31, 2015	5,004,984	41,708	49,992	58,038	(3,799)	(9,660)	136,279

Net income				12,475			12,475
Other comprehensive loss					(1,129)		(1,129)
Dividends declared, ($1.88 per share)				(8,903)			(8,903)
Common shares issued for employee stock purchase plan	2,125	18	83				101
Purchase of treasury stock (14,600 shares)						(574)	(574)
Balance, December 31, 2016	5,007,109	$41,726	$50,075	$61,610	$(4,928)	$(10,234)	$138,249

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2016	2015	2014
OPERATING ACTIVITIES:
Net Income	$12,475	$13,898	$14,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,146	3,366	3,078
Amortization of intangible assets	366	311	345
Provision for loan losses	1,196	2,300	2,850
Accretion and amortization of investment security discounts and premiums	870	873	672
Securities gains, net	(1,611)	(2,592)	(3,515)
Originations of loans held for sale	(68,362)	(56,058)	(51,119)
Proceeds of loans held for sale	69,268	57,594	53,998
Gain on sale of loans	(2,102)	(1,743)	(1,803)
Net securities (gains) losses, trading	(58)	22	—
Proceeds from sales of trading securities	3,826	709	—
Purchases of trading securities	(3,753)	(804)	—
Earnings on bank-owned life insurance	(684)	(720)	(923)
Decrease in deferred tax asset	1,543	209	124
Other, net	(7)	(1,630)	423
Net cash provided by operating activities	16,113	15,735	18,738
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	44,829	65,672	102,145
Proceeds from calls and maturities	25,558	22,859	13,354
Purchases	(28,322)	(32,776)	(47,902)
Net increase in loans	(49,590)	(130,803)	(101,816)
Acquisition of bank premises and equipment	(4,061)	(2,285)	(2,795)
Proceeds from the sale of foreclosed assets	859	1,868	1,059
Purchase of bank-owned life insurance	(27)	(30)	(30)
Proceeds from bank-owned life insurance death benefit	—	—	367
Proceeds from redemption of regulatory stock	3,160	10,790	3,955
Purchases of regulatory stock	(3,178)	(12,818)	(4,583)
Net cash used for investing activities	(10,772)	(77,523)	(36,246)
FINANCING ACTIVITIES:
Net increase (decrease) in interest-bearing deposits	40,140	13,756	(17,584)
Net increase in noninterest-bearing deposits	23,194	36,705	26,001
Proceeds from long-term borrowings	—	30,625	—
Repayment of long-term borrowings	(5,027)	(10,776)	(26)
Net (decrease) increase in short-term borrowings	(33,397)	5,820	14,102
Dividends paid	(8,903)	(8,967)	(9,055)
Issuance of common stock	101	116	119
Purchase of treasury stock	(574)	(2,603)	(747)
Net cash provided by financing activities	15,534	64,676	12,810
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,875	2,888	(4,698)
CASH AND CASH EQUIVALENTS, BEGINNING	22,796	19,908	24,606
CASH AND CASH EQUIVALENTS, ENDING	$43,671	$22,796	$19,908

See accompanying notes to the consolidated financial statements.

	Year Ended December 31,
(In Thousands)	2016	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,538	$5,174	$4,986
Income taxes paid	4,025	2,933	3,750
Transfer of loans to foreclosed real estate	772	340	2,166

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2016, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, rising unemployment, or negative performance trends in financial information from borrowers could be indicators of subsequent increased levels of nonperforming assets and possible charge-offs, which would normally require increased loan loss provisions. An integral part of the periodic regulatory examination process is the review of the adequacy of the Banks' loan loss allowance. The regulatory agencies could require the Banks, based on their evaluation of information available at the time of their examination, to provide additional loan loss provisions to further supplement the allowance.

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

Goodwill

The Company performs an annual impairment analysis of goodwill for its purchased subsidiaries, Luzerne and The M Group.  Based on the fair value of these reporting units, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2016, 2015, or 2014.

Intangible Assets

At December 31, 2016, the Company had intangible assets of $876,000 as a result of the acquisition of Luzerne National Bank Corporation, which is net of accumulated amortization of $1,138,000. These intangible assets will continue to be amortized using the sum-of-the-years digits method of amortization over ten years. The Company also had intangible assets of $923,000, which is net of accumulated amortization of $97,000, as a result of the purchase of two books of business related to investment product sales. The book of business intangible is being amortized using the straight-line method over a period of ten years.

Investments in Limited Partnerships

The Company is a limited partner in four partnerships at December 31, 2016 that provide low income elderly housing in the Company’s geographic market area. The carrying value of the Company’s investments in limited partnerships was $586,000 at December 31, 2016 and $899,000 at December 31, 2015. The investments are being amortized over the ten-year tax credit receipt period utilizing the straight-line method.  The partnerships are amortized once the projects reach the level of occupancy needed to begin the ten year tax credit recognition period.  Amortization of limited partnership investments amounted to $312,000 in 2016 and $661,000 in 2015 and 2014.

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

Employee Benefits

Pension and employee benefits include contributions, determined actuarially, to a defined benefit retirement plan covering the eligible employees of JSSB.  The plan is funded on a current basis to the extent that it is deductible under existing federal tax regulations.  Pension and other employee benefits also include contributions to a defined contribution Section 401(k) plan covering eligible employees.  Contributions matching those made by eligible employees are funded throughout the year. In addition, an elective contribution may be made annually at the discretion of the board of directors for the employees of JSSB with a contribution being made in 2015. No elective contributions were made for 2016.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contract with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect of adopting this new accounting Update.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815). The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For entities other than public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). The Update affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments in this Update do not change the core principle of the guidance in Topic 606; they simply clarify the implementation guidance on principal versus agent considerations. The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). The amendments in this Update affect all entities that issue share-based payment awards to their employees. The standards in this Update provide simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as with equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services in exchange for consideration. The amendments in this Update do not change the core principle for revenue recognition in Topic 606. Instead, the amendments provide (1) more detailed guidance in a few areas and (2) additional implementation guidance and examples based on feedback the FASB received from its stakeholders. The amendments are expected to reduce the degree of judgment necessary to comply with Topic 606, which the FASB expects will reduce the potential for diversity arising in practice and reduce the cost and complexity of applying the guidance. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815), which rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016, Emerging Issues Task Force meeting. This Update did not have a significant impact on the Company’s financial statements

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which among other things clarifies the objective of the collectability criterion in Topic 606, as well as certain narrow aspects of Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This Update is not expected to have a significant impact on the Company’s financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) (“ASU 2016-16”), which requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The amendments in this Update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

In October 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which represents changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification. The amendments make the Accounting Standards Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Most of the amendments in this Update do not require transition guidance and are effective upon issuance of this Update. This Update is not expected to have a significant impact on the Company’s financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers “ASU 2016-20”. This Update, among others things, clarifies that guarantee fees within the scope of Topic 460, Guarantees, (other than product or service warranties) are not within the scope of Topic 606. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for the new revenue recognition guidance. For public entities with a calendar year-end, the new guidance is effective in the quarter and year beginning January 1, 2018. For all other entities with a calendar year-end, the new guidance is effective in the year ending December 31, 2019, and interim periods in 2020. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business “ASU 2017-01”, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update should be applied prospectively on or after the effective date. This Update is not expected to have a significant impact on the Company’s financial statements.

NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component shown net of tax as of December 31, 2016 and 2015 were as follows:

	Twelve Months Ended December 31, 2016			Twelve Months Ended December 31, 2015			Twelve Months Ended December 31, 2014
(In Thousands)	Net Unrealized Gain(Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$258	$(4,057)	$(3,799)	$2,930	$(4,597)	$(1,667)	$(2,169)	$(2,725)	$(4,894)
Other comprehensive income (loss) before reclassifications	167	(333)	(166)	(962)	435	(527)	7,419	(2,010)	5,409
Amounts reclassified from accumulated other comprehensive (loss) income	(1,064)	101	(963)	(1,710)	105	(1,605)	(2,320)	138	(2,182)
Net current-period other comprehensive (loss) income	(897)	(232)	(1,129)	(2,672)	540	(2,132)	5,099	(1,872)	3,227
Ending balance	$(639)	$(4,289)	$(4,928)	$258	$(4,057)	$(3,799)	$2,930	$(4,597)	$(1,667)

The reclassifications out of accumulated other comprehensive income shown, net of tax and parenthesis indicating debits to net income, as of December 31, 2016 and 2015 were as follows:

(In Thousands)	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Twelve Months Ended			Affected Line Item in the Consolidated Statement of Income
	December 31, 2016	December 31, 2015	December 31, 2014
Net realized gain on available for sale securities	$1,611	$2,592	$3,515	Securities gains, net
Income tax effect	(547)	(882)	(1,195)	Income tax provision
	1,064	1,710	2,320	Net of tax

Net unrecognized pension costs	(153)	(159)	(209)	Salaries and employee benefits
Income tax effect	52	54	71	Income tax provision
	$(101)	$(105)	$(138)	Net of tax

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

	Year Ended December 31,
	2016	2015	2014
Weighted average common shares issued	5,005,971	5,003,691	5,001,171
Average treasury stock shares	(270,514)	(231,452)	(185,022)
Weighted average common shares used to calculate basic and diluted earnings per share	4,735,457	4,772,239	4,816,149

There were 38,750 stock options issued during the third quarter of 2015 with 26,500 outstanding at December 31, 2016. The outstanding stock options did not impact diluted earnings per share as the strike price of the options was greater than the market price. There were no stock options outstanding during 2014.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost, gross gains and losses, and fair values of investment securities at December 31, 2016 and 2015 are as follows:

	2016
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS):
U.S. Government and agency securities	$—	$—	$—	$—
Mortgage-backed securities	9,295	182	(164)	9,313
Asset-backed securities	109	—	—	109
State and political securities	60,777	666	(509)	60,934
Other debt securities	53,046	137	(2,065)	51,118
Total debt securities	123,227	985	(2,738)	121,474
Financial institution equity securities	9,566	969	—	10,535
Other equity securities	1,667	—	(184)	1,483
Total equity securities	11,233	969	(184)	12,018
Total investment securities AFS	$134,460	$1,954	$(2,922)	$133,492

	2015
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS):
U.S. Government and agency securities	$3,586	$—	$(37)	$3,549
Mortgage-backed securities	9,785	284	(60)	10,009
Asset-backed securities	1,960	—	(20)	1,940
State and political securities	84,992	1,797	(234)	86,555
Other debt securities	59,832	185	(2,245)	57,772
Total debt securities	160,155	2,266	(2,596)	159,825
Financial institution equity securities	10,397	1,100	(14)	11,483
Other equity securities	5,214	70	(435)	4,849
Total equity securities	15,611	1,170	(449)	16,332
Total investment securities AFS	$175,766	$3,436	$(3,045)	$176,157

The amortized cost and fair values of trading investment securities at December 31, 2016 and 2015 are as follows.

	2016
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Financial institution equity securities	$—	$—	$—	$—
Other equity securities	56	2	—	58
Total trading securities	$56	$2	$—	$58

	2015
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Financial institution equity securities	$78	$—	$(5)	$73
Other equity securities	—	—	—	—
Total trading securities	$78	$—	$(5)	$73

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2016 and 2015.

	2016
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale (AFS)
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	3,572	(106)	3,627	(58)	7,199	(164)
Asset-backed securities	—	—	—	—	—	—
State and political securities	26,113	(509)	—	—	26,113	(509)
Other debt securities	28,140	(1,179)	12,240	(886)	40,380	(2,065)
Total debt securities	57,825	(1,794)	15,867	(944)	73,692	(2,738)
Financial institution equity securities	—	—	—	—	—	—
Other equity securities	727	(140)	756	(44)	1,483	(184)
Total equity securities	727	(140)	756	(44)	1,483	(184)
Total Investment Securities AFS	$58,552	$(1,934)	$16,623	$(988)	$75,175	$(2,922)

	2015
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale (AFS)
U.S. Government and agency securities	$—	$—	$3,549	$(37)	$3,549	$(37)
Mortgage-backed securities	6,081	(60)	—	—	6,081	(60)
Asset-backed securities	1,626	(16)	314	(4)	1,940	(20)
State and political securities	7,345	(47)	1,656	(187)	9,001	(234)
Other debt securities	24,381	(530)	22,547	(1,715)	46,928	(2,245)
Total debt securities	39,433	(653)	28,066	(1,943)	67,499	(2,596)
Financial institution equity securities	—	—	53	(14)	53	(14)
Other equity securities	2,363	(277)	1,001	(158)	3,364	(435)
Total equity securities	2,363	(277)	1,054	(172)	3,417	(449)
Total Investment Securities AFS	$41,796	$(930)	$29,120	$(2,115)	$70,916	$(3,045)

At December 31, 2016 there were 73 individual securities in a continuous unrealized loss position for less than twelve months and 10 individual securities in a continuous unrealized loss position for greater than twelve months.

The Company reviews its position quarterly and has asserted that at December 31, 2016 and 2015, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$577	$577
Due after one year to five years	41,114	40,646
Due after five years to ten years	67,181	65,631
Due after ten years	14,355	14,620
Total	$123,227	$121,474

Total gross proceeds from sales of securities available for sale were $44,829,000 , $65,672,000, and $102,145,000 for 2016, 2015, and 2014, respectively.  The following table represents gross realized gains and losses on those transactions:

	Year Ended December 31,
(In Thousands)	2016	2015	2014
Gross realized gains:
U.S. Government and agency securities	$11	$—	$59
Mortgage-backed securities	35	—	89
State and political securities	787	1,571	2,327
Other debt securities	283	825	622
Financial institution equity securities	572	183	710
Other equity securities	217	132	491
Total gross realized gains	$1,905	$2,711	$4,298
Gross realized losses:
U.S. Government and agency securities	$5	$—	$45
Asset-backed securities	13	—	—
State and political securities	1	22	412
Other debt securities	189	54	209
Financial institution equity securities	—	—	—
Other equity securities	86	43	117
Total gross realized losses	$294	$119	$783

There were no impairment charges included in gross realized losses for the years ended December 31, 2016, 2015, and 2014.

Investment securities with a carrying value of approximately $95,199,000 and $131,089,000 at December 31, 2016 and 2015, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

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

The following table presents the related aging categories of loans, by segment, as of December 31, 2016 and 2015:

	2016
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial, financial, and agricultural	$145,179	$785	$14	$132	$146,110
Real estate mortgage:
Residential	553,053	9,112	587	1,988	564,740
Commercial	296,537	786	268	8,591	306,182
Construction	33,879	771	—	—	34,650
Installment loans to individuals	43,008	202	1	45	43,256
	1,071,656	$11,656	$870	$10,756	1,094,938
Net deferred loan fees and discounts	(1,257)				(1,257)
Allowance for loan losses	(12,896)				(12,896)
Loans, net	$1,057,503				$1,080,785

	2015
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial, financial, and agricultural	$162,312	$164	$—	$1,596	$164,072
Real estate mortgage:
Residential	517,753	6,827	714	889	526,183
Commercial	295,784	720	265	5,770	302,539
Construction	26,545	67	—	212	26,824
Installment loans to individuals	26,572	429	—	—	27,001
	1,028,966	$8,207	$979	$8,467	1,046,619
Net deferred loan fees and discounts	(1,412)				(1,412)
Allowance for loan losses	(12,044)				(12,044)
Loans, net	$1,015,510				$1,033,163

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.  The carrying value of purchased loans acquired with deteriorated credit quality was $125,000 at December 31, 2016.

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

The following table presents the interest income if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans as of December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016		2015		2014
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$6	$—	$48	$53	$42	$33
Real estate mortgage:
Residential	151	101	53	38	63	34
Commercial	496	105	281	54	600	264
Construction	3	2	16	—	63	2
	$656	$208	$398	$145	$768	$333

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of December 31, 2016 and 2015:

	2016
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$109	$109	$—
Real estate mortgage:
Residential	1,584	1,584	—
Commercial	1,833	1,833	—
Construction	—	—	—
	3,526	3,526	—
With an allowance recorded:
Commercial, financial, and agricultural	132	132	74
Real estate mortgage:
Residential	1,893	1,893	437
Commercial	10,425	10,520	1,668
Construction	—	—	—
	12,450	12,545	2,179
Total:
Commercial, financial, and agricultural	241	241	74
Real estate mortgage:
Residential	3,477	3,477	437
Commercial	12,258	12,353	1,668
Construction	—	—	—
	$15,976	$16,071	$2,179

	2015
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$319	$319	$—
Real estate mortgage:
Residential	1,142	1,142	—
Commercial	1,735	1,785	—
Construction	212	212	—
	3,408	3,458	—
With an allowance recorded:
Commercial, financial, and agricultural	150	150	75
Real estate mortgage:
Residential	1,573	1,703	376
Commercial	10,752	10,752	1,653
Construction	—	—	—
	12,475	12,605	2,104
Total:
Commercial, financial, and agricultural	469	469	75
Real estate mortgage:
Residential	2,715	2,845	376
Commercial	12,487	12,537	1,653
Construction	212	212	—
	$15,883	$16,063	$2,104

The following table presents the average recorded investment in impaired loans and related interest income recognized for December 31, 2016, 2015, and 2014:

	2016
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$400	$16	$1
Real estate mortgage:
Residential	3,471	89	101
Commercial	12,887	187	110
Construction	138	—	—
	$16,896	$292	$212

	2015
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,031	$21	$10
Real estate mortgage:
Residential	2,570	72	47
Commercial	17,529	342	80
Construction	865	1	53
	$21,995	$436	$190

	2014
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$763	$26	$25
Real estate mortgage:
Residential	1,245	46	20
Commercial	10,987	130	101
Construction	1,086	17	89
	$14,081	$219	$235

Additional funds totaling $23,000 are committed to be advanced in connection with impaired loans.

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

Loan modifications that are considered TDRs completed during the twelve months ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016			2015
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	—	$—	$—	4	$213	$213
Real estate mortgage:
Residential	3	397	397	11	962	962
Commercial	1	400	400	6	1,013	1,013
Construction	—	—	—	1	398	398
Total	4	$797	$797	22	$2,586	$2,586

The four new troubled debt restructurings that were granted for the year ended December 31, 2016 totaling $797,000 were granted term concessions.
Of the twenty-two new troubled debt restructurings granted for the year ended December 31, 2015, seven loans totaling $1,008,000 were granted payment concessions, four loans totaling $183,000 were granted term concessions, two loans totaling $287,000 were granted rate concessions, and nine loans totaling 1,108,000 were granted concessions due to other default.

Loan modifications considered troubled debt restructurings made during the twelve months previous to December 31, 2016 and December 31, 2015, that defaulted during the corresponding twelve month periods were as follows:

	Year Ended December 31, 2016		Year Ended December 31, 2015
(In Thousands, Except Number of Contracts)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial, and agricultural	—	$—	1	$106
Real estate mortgage:
Residential	—	—	6	374
Commercial	—	—	1	242
Total	—	$—	8	$722

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Banks have a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external annual loan review of large commercial relationships is performed, as well as a sample of smaller transactions.  During 2016, the threshold for the annual loan review was commercial relationships $1,300,000 or greater for JSSB and $1,600,000 or greater for Luzerne. Confirmation of the appropriate risk category is included in the review.  Detailed reviews, including plans for resolution, are performed on loans classified as Substandard, Doubtful, or Loss on a quarterly basis.

The following table presents the credit quality categories identified above as of December 31, 2016 and 2015:

	2016
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$140,497	$561,440	$277,916	$34,493	$43,256	$1,057,602
Special Mention	2,943	740	11,143	—	—	14,826
Substandard	2,670	2,560	17,123	157	—	22,510
Total	$146,110	$564,740	$306,182	$34,650	$43,256	$1,094,938

	2015
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$160,734	$522,853	$277,248	$26,612	$27,001	$1,014,448
Special Mention	1,669	823	8,625	—	—	11,117
Substandard	1,669	2,507	16,666	212	—	21,054
Total	$164,072	$526,183	$302,539	$26,824	$27,001	$1,046,619

	2014
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$118,210	$454,885	$256,444	$20,927	$21,509	$871,975
Special Mention	3,186	2,384	16,262	445	—	22,277
Substandard	2,760	491	18,642	624	—	22,517
Total	$124,156	$457,760	$291,348	$21,996	$21,509	$916,769

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

Activity in the allowance is presented for the twelve months ended December 31, 2016 and 2015:

	2016
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individual
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,532	$5,116	$4,217	$160	$243	$776	$12,044
Charge-offs	(167)	(39)	(93)	(2)	(229)	—	(530)
Recoveries	62	15	8	9	92	—	186
Provision	127	291	843	11	310	(386)	1,196
Ending Balance	$1,554	$5,383	$4,975	$178	$416	$390	$12,896

	2015
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,124	$3,755	$4,205	$786	$245	$464	$10,579
Charge-offs	(283)	(49)	(743)	(46)	(240)	—	(1,361)
Recoveries	176	81	182	23	64	—	526
Provision	515	1,329	573	(603)	174	312	2,300
Ending Balance	$1,532	$5,116	$4,217	$160	$243	$776	$12,044

	2014
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$474	$3,917	$4,079	$741	$139	$794	$10,144
Charge-offs	(289)	(65)	(2,038)	—	(142)	—	(2,534)
Recoveries	18	15	—	22	64	—	119
Provision	921	(112)	2,164	23	184	(330)	2,850
Ending Balance	$1,124	$3,755	$4,205	$786	$245	$464	$10,579

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central and north-eastern Pennsylvania. Although the Company has a diversified loan portfolio at December 31, 2016 and 2015, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of loans at December 31, 2016 and 2015 as follows:

	2016	2015
Owners of residential rental properties	16.10%	16.21%
Owners of commercial rental properties	14.18%	14.22%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 and 2015:

	2016
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated	Totals
(In Thousands)		Residential	Commercial	Construction
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$74	$437	$1,668	$—	$—	$—	$2,179
Collectively evaluated for impairment	1,480	4,946	3,307	178	416	390	10,717
Total ending allowance balance	$1,554	$5,383	$4,975	$178	$416	$390	$12,896
Loans:
Individually evaluated for impairment	$241	$3,477	$12,258	$—	$—		$15,976
Loans acquired with deteriorated credit quality	—	—	—	—	—		—
Collectively evaluated for impairment	145,869	561,263	293,924	34,650	43,256		1,078,962
Total ending loans balance	$146,110	$564,740	$306,182	$34,650	$43,256		$1,094,938

	2015
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$75	$376	$1,653	$—	$—	$—	$2,104
Collectively evaluated for impairment	1,457	4,740	2,564	160	243	776	9,940
Total ending allowance balance	$1,532	5,116	$4,217	$160	$243	$776	$12,044
Loans:
Individually evaluated for impairment	$469	$2,374	$12,487	$212	$—		$15,542
Loans acquired with deteriorated credit quality	—	341	—	—	—		341
Collectively evaluated for impairment	163,603	523,468	290,052	26,612	27,001		1,030,736
Total ending loans balance	$164,072	526,183	$302,539	$26,824	$27,001		$1,046,619

NOTE 7 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31, 2016 and 2015:

(In Thousands)	2016	2015
Land	$6,400	$5,764
Premises	18,568	16,074
Furniture and equipment	8,825	8,231
Leasehold improvements	1,698	1,462
Total	35,491	31,531
Less accumulated depreciation and amortization	11,216	9,701
Net premises and equipment	$24,275	$21,830

Depreciation and amortization related to premises and equipment for the years ended 2016, 2015, and 2014 was $1,578,000, $1,564,000, and $1,494,000, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLES

As of December 31, 2016 and 2015 goodwill had a gross carrying value of $17,380,000 and accumulated amortization of $276,000 resulting in a net carrying amount of $17,104,000.

The gross carrying amount of goodwill is tested for impairment in the third quarter of each fiscal year.  Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, there was no evidence of impairment of the carrying amount at December 31, 2016 or 2015.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  Since the acquisition, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible and a trade name intangible which are being amortized on an accelerated basis, and also book of business intangible that is being amortized on a straightline basis over the useful life of such assets.  The net carrying amount of the core deposit intangible, the trade name intangible, and the book of business intangible at December 31, 2016 was $818,000, $58,000, and $923,000 respectively, with $1,063,000, $75,000, and $97,000 accumulated amortization as of that date.

As of December 31, 2016, the estimated future amortization expense for the core deposit and trade name intangible was:

(In Thousands)	Core Deposit Intangible	Trade Name Intangible	Book of Business Intangible
2017	$220	$15	$102
2018	185	13	102
2019	151	11	102
2020	117	8	102
2021	83	6	102
2022	48	4	102
2023	14	1	102
2024	—	—	102
2025	—	—	102
2026	—	—	5
	$818	$58	$923

NOTE 9 - TIME DEPOSITS

Time deposits of $250,000 or more totaled approximately $32,167,000 on December 31, 2016 and $28,953,000 on December 31, 2015. Interest expense on time deposits of $100,000 or more was approximately $1,305,000, $1,112,000, and $875,000, for the years ended December 31, 2016, 2015, and 2014, respectively.

At December 31, 2016, the scheduled maturities on time deposits of $100,000 or more are as follows:

(In Thousands)	2016
Three months or less	$19,511
Three months to six months	11,307
Six months to twelve months	12,550
Over twelve months	63,500
Total	$106,868

Total time deposit maturities are as follows at December 31, 2016:

(In Thousands)	2016
2017	$93,847
2018	63,939
2019	43,354
2020	11,957
2021	3,848
Thereafter	1,430
Total	$218,375

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and primarily FHLB advances, which generally represent overnight or less than six month borrowings.  In addition to the outstanding balances noted below, the Banks also have additional lines of credit totaling $45,247,000 available from correspondent banks other than the FHLB.  The outstanding balances and related information for short-term borrowings are summarized as follows at December 31, 2016, 2015, and 2014:

(In Thousands)	2016	2015	2014
Repurchase Agreements:
Balance at year end	$13,241	$18,334	$13,987
Maximum amount outstanding at any month end	17,827	18,614	18,801
Average balance outstanding during the year	15,394	15,834	16,350
Weighted-average interest rate:
At year end	0.16%	0.21%	0.23%
Paid during the year	0.18%	0.21%	0.22%
Overnight:
Balance at year end	$—	$28,304	$26,831
Maximum amount outstanding at any month end	24,346	42,760	26,831
Average balance outstanding during the year	3,124	23,075	5,992
Weighted-average interest rate:
At year end	—%	0.43%	0.27%
Paid during the year	0.57%	0.36%	0.30%

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

The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2016 and December 31, 2015 is presented in the following tables.

	2016	2015
	Remaining Contractual Maturity of the Agreements
(In Thousands)	Overnight and Continuous	Overnight and Continuous
Repurchase Agreements:
U.S. Government and agency securities	$—	$3,586
Mortgage-back securities	6,684	8,368
Asset-backed securities	109	1,960
State and political securities	5,241	8,015
Other debt securities	8,866	2,155
Total carrying value of collateral pledged	$20,900	$24,084

Total liability recognized for repurchase agreements	$13,241	$18,334

NOTE 11 - LONG-TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2016 and 2015:

(In Thousands)		Weighted Average Interest Rate		Stated Interest Rate Range
Description	Maturity	2016	2015	From	To	2016	2015
Variable	2017	4.22%	4.22%	4.15%	4.28%	20,000	20,000
Variable	2018	3.18%	3.18%	3.18%	3.18%	10,000	10,000
Total Variable		3.87%	3.87%			30,000	30,000
Fixed	2016	—%	0.75%	0.75%	0.75%	—	5,000
Fixed	2017	0.91%	0.91%	0.90%	0.97%	25,000	25,000
Fixed	2018	1.13%	1.13%	1.13%	1.13%	2,000	2,000
Fixed	2019	1.55%	1.55%	1.54%	1.55%	7,292	7,292
Fixed	2020	1.70%	1.70%	1.62%	1.79%	18,333	18,333
Fixed	2022	2.04%	2.04%	2.04%	2.04%	3,000	3,000
Total Fixed		1.32%	1.28%			55,625	60,625
Total		2.21%	2.14%			$85,625	$90,625

(In Thousands) Year Ending December 31,	Amount	Weighted Average Rate
2017	$45,000	2.38%
2018	12,000	2.84%
2019	7,292	1.55%
2020	18,333	1.70%
Thereafter	3,000	2.04%
	$85,625	2.21%

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

The Banks maintain a credit arrangement which includes a revolving line of credit with the FHLB.  Under this credit arrangement, at December 31, 2016 JSSB has a remaining borrowing capacity of $304,044,000 and Luzerne has a remaining capacity of $148,527,000, which are subject to annual renewal and typically incur no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of each Bank which consist principally of first mortgage loans and mortgage-backed securities.

In December 2012, JSSB entered in to a capital lease on a piece of land in Lewisburg, Pennsylvania. The carrying amount of the land as of December 31, 2016 and 2015 was $827,000. The present value of minimum lease payments at December 31, 2016 and 2015 was $373,000 and $400,000. The following is a schedule showing the future minimum lease payments under the capital lease by years and the present value of the minimum lease payments as of December 31, 2015. The interest rate related to the lease obligation is 2.75% and the maturity date is October 2023.

(In Thousands)	Lease Payment	Interest	Present Value of Minimum Lease Payment
2017	$38	$10	$28
2018	38	9	29
2019	38	9	29
2020	38	8	30
2021	38	7	31
Thereafter	237	11	226
	$427	$54	$373

NOTE 12 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset position at December 31, 2016 and 2015:

(In Thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$4,400	$3,976
Deferred compensation	1,840	1,696
Defined Pension	1,450	1,525
Deferred Loan fees and discounts	320	272
Investment securities allowance	517	517
Low income housing credit carryforward	—	1,181
Unrealized loss on available for sale securities	329	—
Other	1,393	1,696
Total	10,249	10,863
Deferred tax liabilities:
Unrealized gain on available for sale securities	—	133
Investment security accretion	244	231
Depreciation	588	478
Amortization	1,020	1,031
Total	1,852	1,873
Deferred tax asset, net	$8,397	$8,990

No valuation allowance was established at December 31, 2016 and 2015, because of the Company’s ability to carry back capital losses to recover taxes paid in previous years and certain tax strategies, together with the anticipated future taxable income as evidenced by the Company’s earning potential. The Corporation is no longer subject to federal, state, and local examinations by tax authorities for years before 2013.

The provision or benefit for income taxes is comprised of the following for the year ended December 31, 2016, 2015, and 2014:

(In Thousands)	2016	2015	2014
Currently payable	$3,054	$3,527	$3,680
Deferred benefit	1,543	209	124
Total provision	$4,597	$3,736	$3,804

A reconciliation between the expected income tax or benefit and the effective income tax rate on income before income tax provision or benefit follows for the year ended December 31, 2016, 2015, and 2014:

	2016		2015		2014
(In Thousands)	Amount	%	Amount	%	Amount	%
Provision at expected rate	$5,804	34.00%	$5,996	34.00%	$6,260	34.00%
(Decrease) increase in tax resulting from:
Tax-exempt income	(1,092)	(6.40)	(1,492)	(8.46)	(1,673)	(9.09)
Tax credits	(312)	(1.83)	(737)	(4.17)	(737)	(4.00)
Other, net	197	1.16	(31)	(0.18)	(46)	(0.25)
Effective income tax provision and rate	$4,597	26.93%	$3,736	21.19%	$3,804	20.66%

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

The following table sets forth the obligation and funded status as of December 31, 2016 and 2015:

(In Thousands)	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$18,947	$23,450
Interest cost	775	757
Actuarial loss (gain)	139	(144)
Benefits paid	(800)	(639)
Curtailment gain	—	(3,155)
Other, change in actuarial assumptions	228	(1,322)
Benefit obligation at end of year	$19,289	$18,947

Change in plan assets:
Fair value of plan assets at beginning of year	$14,223	$13,906
Actual return on plan assets	910	25
Employer contribution	750	965
Benefits paid	(797)	(704)
Adjustment to fair value of plan assets	4	31
Fair value of plan assets at end of year	15,090	14,223
Funded status	$(4,199)	$(4,724)

Accounts recognized on balance sheet as:
Total liabilities	$(4,199)	$(4,724)

Amounts not yet recognized as a component of net periodic pension cost:
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$6,498	$6,267

The accumulated benefit obligation for the Plan was $19,289,000 and $18,947,000 at December 31, 2016 and 2015, respectively.

Components of Net Periodic Cost and Other Amounts Recognized in Other Comprehensive Income (loss) as of December 31, 2016, 2015, and 2014 are as follows:

(In Thousands)	2016	2015	2014
Net periodic pension cost:
Service cost	$55	$64	$560
Interest cost	775	757	859
Expected return on plan assets	(989)	(983)	(1,153)
Amortization of unrecognized net loss	153	159	209
Net periodic (cost) benefit	$(6)	$(3)	$475

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31, 2016, 2015, and 2014:

	2016	2015	2014
Discount rate	3.98%	4.17%	3.83%
Rate of compensation increase	N/A	N/A	3.00%

Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Discount rate	4.17%	3.83%	4.75%
Expected long-term return on plan assets	7.00%	7.00%	8.00%
Rate of compensation increase	N/A	N/A	3.00%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Plan’s weighted-average asset allocations at December 31, 2016 and 2015 by asset category are as follows:

Asset Category	2016	2015
Cash	6.54%	8.56%
Fixed income securities	9.15%	10.33%
Equity	64.79%	61.73%
Inflation Hedges/Real Assets	5.55%	5.03%
Hedged Strategies	13.97%	14.35%
Total	100.00%	100.00%

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

The following table sets forth by level, within the fair value hierarchy detailed in Note 21 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2016 and 2015:

	2016
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$987	$—	$—	$987
Mutual funds - taxable fixed income	1,379	—	—	1,379
Mutual funds - domestic equity	8,944	—	—	8,944
Mutual funds - international equity	835	—	—	835
Inflation Hedges/Real Assets	838	—	—	838
Hedged Strategies	2,107	—	—	2,107
Total assets at fair value	$15,090	$—	$—	$15,090

	2015
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$1,218	$—	$—	$1,218
Mutual funds - taxable fixed income	1,467	—	—	1,467
Mutual funds - domestic equity	8,150	—	—	8,150
Mutual funds - international equity	631	—	—	631
Inflation Hedges/Real Assets	715	—	—	715
Hedged Strategies	2,042	—	—	2,042
Total assets at fair value	$14,223	$—	$—	$14,223

The following future benefit payments are expected to be paid:

(In Thousands)
2017	$814
2018	824
2019	860
2020	893
2021	885
Thereafter	4,985
$9,261

The company expects to contribute a minimum of $500,000 to its Pension Plan in 2017.

401(k) Savings Plan

The Company also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Company may make matching contributions equal to a discretionary percentage that is determined by the Board of Directors.  Participants are at all times fully vested in their contributions and vest over a period of five years regarding the employer contribution.  Contribution expense was approximately $215,000, $230,000, and $171,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan whereby participating directors elect to forego directors’ fees paid in cash.  Under this plan, the Company will make payments for a ten-year period beginning at the later of age 65 or ceasing to be a director in most cases or at death, if earlier, at which time payments would be made to their designated beneficiaries.

To fund benefits under the deferred compensation plan, the Company has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company. The Company incurred expenses related to the plan of $303,000, $252,000, and $235,000 for the years ended December 31, 2016, 2015, and 2014, respectively.  Benefits paid under the plan were approximately $85,000, $103,000, and $88,000 in 2016, 2015, and 2014, respectively.

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

A summary of stock option activity is presented below:

	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	34,750	$42.03	—	$—
Granted	—	—	38,750	42.03
Exercised	—	—	—	—
Forfeited	(8,250)	42.03	(4,000)	42.03
Outstanding, end of year	26,500	$42.03	34,750	$42.03

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

For the years ended December 31, 2016 and 2015, there was $14,000 and $19,000 in total share-based compensation expense, respectively. The compensation expense is recorded as part of the non-interest expenses in the Consolidated Statement of Income.

As at December 31, 2016, total unrecognized compensation costs related to non-vested options was $77,000 which is expected to be recognized over a period of 3.66 years.

NOTE 15 - EMPLOYEE STOCK PURCHASE PLAN

The Company maintains a Penns Woods Bancorp, Inc. Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company. The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually. There were 2,125 and 2,335 shares issued under the plan for the years ended December 31, 2016 and 2015, respectively.

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

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31, 2016 and 2015:

(In Thousands)	Beginning Balance	New Loans	Repayments	Ending Balance
2015	$8,946	$8,693	$(8,381)	$9,258
2016	9,258	5,875	(6,256)	8,877

Deposits from related parties held by the Banks amounted to $13,052,000 at December 31, 2016 and $13,330,000 at December 31, 2015.

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES

The following schedule shows future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2016:

(In Thousands)
2017	$589
2018	599
2019	480
2020	463
2021	369
Thereafter	1,507
$4,007

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities and equipment.  Total rental expense for all operating leases for the years ended December 31, 2016, 2015, and 2014 were $573,000, $591,000 and $523,000.

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2016 and 2015:

(In Thousands)	2016	2015
Commitments to extend credit	$263,487	$241,936
Standby letters of credit	6,515	4,786

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

As of December 31, 2016 and 2015, the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, common equity tier I risk-based, tier I risked-based, total risk-based, and tier I leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively.

The Company’s and the Banks' actual capital ratios are presented in the following tables, which shows that the Company and both Banks met all regulatory capital requirements.

Consolidated Company

	2016		2015
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$125,804	12.620%	$121,665	11.240%
For Capital Adequacy Purposes	44,849	4.500%	48,722	4.500%
Minimum To Maintain Capital Conservation Buffer	51,078	5.125%	N/A	N/A
To Be Well Capitalized	64,782	6.500%	70,377	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$133,393	13.380%	$134,067	12.380%
For Capital Adequacy Purposes	79,732	8.000%	86,617	8.000%
Minimum To Maintain Capital Conservation Buffer	85,961	8.625%	N/A	N/A
To Be Well Capitalized	99,665	10.000%	108,272	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$125,804	12.620%	$121,665	11.240%
For Capital Adequacy Purposes	59,799	6.000%	64,963	6.000%
Minimum To Maintain Capital Conservation Buffer	66,028	6.625%	N/A	N/A
To Be Well Capitalized	79,732	8.000%	86,617	8.000%
Tier I Capital (to Average Assets)
Actual	$125,804	9.432%	$121,665	9.380%
For Capital Adequacy Purposes	53,352	4.000%	51,862	4.000%
To Be Well Capitalized	66,691	5.000%	64,828	5.000%

Jersey Shore State Bank

	2016		2015
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$86,397	11.136%	$82,682	10.700%
For Capital Adequacy Purposes	34,914	4.500%	34,773	4.500%
Minimum To Maintain Capital Conservation Buffer	39,763	5.125%	N/A	N/A
To Be Well Capitalized	50,431	6.500%	50,227	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$90,992	11.728%	$92,036	11.910%
For Capital Adequacy Purposes	62,069	8.000%	61,818	8.000%
Minimum To Maintain Capital Conservation Buffer	66,918	8.625%	N/A	N/A
To Be Well Capitalized	77,587	10.000%	77,272	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$86,397	11.136%	$82,682	10.700%
For Capital Adequacy Purposes	46,552	6.000%	46,363	6.000%
Minimum To Maintain Capital Conservation Buffer	51,401	6.625%	N/A	N/A
To Be Well Capitalized	62,069	8.000%	61,818	8.000%
Tier I Capital (to Average Assets)
Actual	$86,397	8.894%	$82,682	8.660%
For Capital Adequacy Purposes	38,856	4.000%	38,175	4.000%
To Be Well Capitalized	48,570	5.000%	47,719	5.000%

Luzerne Bank

	2016		2015
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$31,102	10.165%	$30,549	10.660%
For Capital Adequacy Purposes	13,769	4.500%	12,901	4.500%
Minimum To Maintain Capital Conservation Buffer	15,682	5.125%	N/A	N/A
To Be Well Capitalized	19,889	6.500%	18,635	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$33,589	10.977%	$33,274	11.610%
For Capital Adequacy Purposes	24,479	8.000%	22,935	8.000%
Minimum To Maintain Capital Conservation Buffer	26,391	8.625%	N/A	N/A
To Be Well Capitalized	30,599	10.000%	28,669	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$31,102	10.165%	$30,549	10.660%
For Capital Adequacy Purposes	18,359	6.000%	17,201	6.000%
Minimum To Maintain Capital Conservation Buffer	20,272	6.625%	N/A	N/A
To Be Well Capitalized	24,479	8.000%	22,935	8.000%
Tier I Capital (to Average Assets)
Actual	$31,102	8.535%	$30,549	8.900%
For Capital Adequacy Purposes	14,576	4.000%	13,725	4.000%
To Be Well Capitalized	18,220	5.000%	17,157	5.000%

NOTE 20 - REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks. Accordingly, at December 31, 2016, the balance in the additional paid in capital account totaling $11,657,000 for JSSB and $42,214,000 for Luzerne Bank is unavailable for dividends.

The Banks are subject to regulatory restrictions, which limit the ability to loan funds to Penns Woods Bancorp, Inc.  At December 31, 2016, the regulatory lending limit amounted to approximately $16,769,000.

Cash and Due from Banks

Jersey Shore State Bank and Luzerne Bank had no reserve requirements by the district Federal Reserve Bank at December 31, 2016 or 2015; however, if they did they would be reported with cash and due from banks. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of December 31, 2016 and 2015, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2016
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$—	$—	$—
Mortgage-backed securities	—	9,313	—	9,313
Asset-backed securities	—	109	—	109
State and political securities	—	60,934	—	60,934
Other debt securities	—	51,118	—	51,118
Financial institution equity securities	10,535	—	—	10,535
Other equity securities	1,483	—	—	1,483
Investment securities, trading:
Other equity securities	58	—	—	58
Total assets measured on a recurring basis	$12,076	$121,474	$—	$133,550

	2015
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,549	$—	$3,549
Mortgage-backed securities	—	10,009	—	10,009
Asset-backed securities	—	1,940	—	1,940
State and political securities	—	86,555	—	86,555
Other debt securities	—	57,772	—	57,772
Financial institution equity securities	11,483	—	—	11,483
Other equity securities	4,849	—	—	4,849
Investment securities, trading:
Financial institution equity securities	73	—	—	73
Total assets measured on a recurring basis	$16,405	$159,825	$—	$176,230

The following table presents the assets reported on the balance sheet at their fair value on a non-recurring basis as of December 31, 2016 and 2015, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2016
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,797	$13,797
Other real estate owned	—	—	839	839
Total assets measured on a non-recurring basis	$—	$—	$14,636	$14,636

	2015
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,779	$13,779
Other real estate owned	—	—	1,696	1,696
Total assets measured on a non-recurring basis	$—	$—	$15,475	$15,475

The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of December 31, 2016 and 2015:

	2016
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$5,304	Discounted cash flow	Temporary reduction in payment amount	0 to (70)%	(20)%
			Probability of default	—%
	8,493	Appraisal of collateral	Appraisal adjustments (1)	0 to (20)%	(15)%
Other real estate owned	$839	Appraisal of collateral (1)

	2015
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$5,696	Discounted cash flow	Temporary reduction in payment amount	0 to (70)%	(17)%
			Probability of default	—%
	8,083	Appraisal of collateral	Appraisal adjustments (1)	0 to (20)%	(15)%
Other real estate owned	$1,696	Appraisal of collateral (1)

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

The fair values of the Company’s financial instruments are as follows at December 31, 2016 and 2015:

			Fair Value Measurements at December 31, 2016
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents	$43,671	$43,671	$43,671	$—	$—
Investment securities:
Available for sale	133,492	133,492	12,018	121,474	—
Trading	58	58	58
Loans held for sale	1,953	1,953	1,953	—	—
Loans, net	1,080,785	1,088,122	—	—	1,088,122
Bank-owned life insurance	27,332	27,332	27,332	—	—
Accrued interest receivable	3,672	3,672	3,672	—	—

Financial liabilities:
Interest-bearing deposits	$791,937	$789,401	$571,768	$—	$217,633
Noninterest-bearing deposits	303,277	303,277	303,277	—	—
Short-term borrowings	13,241	13,241	13,241	—	—
Long-term borrowings	85,998	86,353	—	—	86,353
Accrued interest payable	455	455	455	—	—

			Fair Value Measurements at December 31, 2015
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents	$22,796	$22,796	$22,796	$—	$—
Investment securities:
Available for sale	176,157	176,157	16,332	159,825	—
Trading	73	73	73
Loans held for sale	757	757	757	—	—
Loans, net	1,033,163	1,045,140	—	—	1,045,140
Bank-owned life insurance	26,667	26,667	26,667	—	—
Accrued interest receivable	3,686	3,686	3,686	—	—

Financial liabilities:
Interest-bearing deposits	$751,797	$729,685	$509,206	$—	$220,479
Noninterest-bearing deposits	280,083	280,083	280,083	—	—
Short-term borrowings	46,638	46,638	46,638	—	—
Long-term borrowings	91,025	91,783	—	—	91,783
Accrued interest payable	426	426	426	—	—

Cash and Cash Equivalents, Trading Securities, Loans Held for Sale, Accrued Interest Receivable, Short-term Borrowings, and Accrued Interest Payable:

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of December 31, 2016 and 2015.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the fair value of off-balance sheet items at December 31, 2016 and 2015.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 17.

NOTE 23 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31,

(In Thousands)	2016	2015
ASSETS:
Cash	$578	$263
Investment in subsidiaries:
Bank	129,421	127,126
Non-bank	8,037	8,332
Other assets	373	705
Total Assets	$138,409	$136,426
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$160	$147
Shareholders’ equity	138,249	136,279
Total liability and shareholders’ equity	$138,409	$136,426

CONDENSED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2016	2015	2014
Operating income:
Dividends from subsidiaries	$10,007	$11,367	$10,080
Security gains	—	—	3
Equity in undistributed earnings of subsidiaries	3,128	3,167	5,261
Operating expenses	(660)	(636)	(736)
Net income	$12,475	$13,898	$14,608
Comprehensive income	$11,346	$11,766	$17,835

CONDENSED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$12,475	$13,898	$14,608
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(3,128)	(3,167)	(5,261)
Other, net	344	(313)	(50)
Net cash provided by operating activities	9,691	10,418	9,297
FINANCING ACTIVITIES:
Dividends paid	(8,903)	(8,967)	(9,055)
Issuance of common stock	101	116	118
Purchase of treasury stock	(574)	(2,603)	(747)
Net cash used for financing activities	(9,376)	(11,454)	(9,684)
NET (DECREASE) INCREASE IN CASH	315	(1,036)	(387)
CASH, BEGINNING OF YEAR	263	1,299	1,686
CASH, END OF YEAR	$578	$263	$1,299

NOTE 24 - CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, Except Per Share Data)	For the Three Months Ended
2016	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$11,726	$11,669	$11,660	$11,758
Interest expense	1,352	1,381	1,413	1,421
Net interest income	10,374	10,288	10,247	10,337
Provision for loan losses	350	258	258	330
Non-interest income, excluding securities gains	2,522	2,686	2,821	2,415
Securities gains, net	475	492	261	441
Non-interest expense	9,061	8,666	8,739	8,625
Income before income tax provision	3,960	4,542	4,332	4,238
Income tax provision	882	1,152	1,273	1,290
Net income	$3,078	$3,390	$3,059	$2,948

Earnings per share - basic and diluted	$0.65	$0.72	$0.65	$0.62

(In Thousands, Except Per Share Data)	For the Three Months Ended
2015	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$11,397	$11,529	$11,523	$11,675
Interest expense	1,286	1,307	1,289	1,337
Net interest income	10,111	10,222	10,234	10,338
Provision for loan losses	700	600	520	480
Non-interest income, excluding securities gains	2,599	2,535	2,644	2,417
Securities gains, net	661	522	493	894
Non-interest expense	8,468	8,421	8,530	8,317
Income before income tax provision	4,203	4,258	4,321	4,852
Income tax provision	848	825	957	1,106
Net income	$3,355	$3,433	$3,364	$3,746

Earnings per share - basic and diluted	$0.70	$0.72	$0.71	$0.79

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2016 of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework" issued by COSO in May 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

S.R. Snodgrass, P.C. an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K, and, as part of the audit, has issued  a report, which appears below, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

Date: March 7, 2017	/s/ Richard A. Grafmyre	/s/ Brian L. Knepp
	Chief Executive Officer	Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Penns Woods Bancorp, Inc.
Williamsport, Pennsylvania

We have audited Penns Woods Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Penns Woods Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Penns Woods Bancorp, Inc.’s internal control over financial reporting based on our audit.

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
In our opinion, Penns Woods Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by COSO in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 10, 2017, expressed an unqualified opinion.

Cranberry Township, Pennsylvania
March 10, 2017

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information appearing under the captions “The Board of Directors and its Committees,” “Election of Directors,” “Information as to Nominees and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Principal Officers of the Corporation,” and “Certain Transactions” in the Company’s Proxy Statement for the Company’s 2017 annual meeting of shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

(10) (v)	Employment Agreement, dated February 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Aron M. Carter*
(10) (vi)	Employment Agreement, dated February 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Michelle M. Karas*
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31) (i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31) (ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32) (i)	Section 1350 Certification of Chief Executive Officer.
(32) (ii)	Section 1350 Certification of Principal Financial Officer.
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2016 and December 31, 2015; (ii) the Consolidated Statement of Income for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015, and 2014; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015, and 2014; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.  As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

* Denotes compensatory plan or arrangement.

EXHIBIT INDEX

(10) (v)	Employment Agreement, dated February 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Aron M. Carter*
(10) (vi)	Employment Agreement, dated February 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Michelle M. Karas*
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31) (i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31) (ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32) (i)	Section 1350 Certification of Chief Executive Officer.
(32) (ii)	Section 1350 Certification of Principal Financial Officer.
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2016 and December 31, 2015; (ii) the Consolidated Statement of Income for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015, and 2014; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015, and 2014; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.  As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 7, 2017	PENNS WOODS BANCORP, INC.
/s/ Richard A. Grafmyre
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Richard A. Grafmyre
Richard A. Grafmyre, President, Chief Executive Officer and Director	March 7, 2017
(Principal Executive Officer)

/s/ Brian L. Knepp
Brian L. Knepp, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 7, 2017

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Chairman of the Board	March 7, 2017

/s/ Daniel K. Brewer
Daniel K. Brewer, Director	March 7, 2017

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 7, 2017

/s/ William J. Edwards
William J. Edwards, Director	March 7, 2017

/s/ James M. Furey, II
James M. Furey, II, Director	March 7, 2017

/s/ D. Michael Hawbaker
D. Michael Hawbaker, Director	March 7, 2017

/s/ Leroy H. Keiler, III
Leroy H. Keiler, III, Director	March 7, 2017

/s/ Joseph E. Kluger
Joseph E. Kluger, Director	March 7, 2017

/s/ John G. Nackley
John G. Nackley, Director	March 7, 2017

/s/ Jill F. Schwartz
Jill F. Schwartz, Director	March 7, 2017

/s/ William H. Rockey
William H. Rockey, Director	March 7, 2017

/s/ Hubert A. Valencik
Hubert A. Valencik, Director	March 7, 2017

/s/ Ronald A. Walko
Ronald A. Walko, Director	March 7, 2017