Form 10-Q
period 2017-03-31
PENNS WOODS BANCORP INC
filed 2017-05-09
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2017.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

On May 1, 2017 there were 4,735,292 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share Data)	2017	2016
ASSETS:
Noninterest-bearing balances	$22,494	$26,766
Interest-bearing balances in other financial institutions	53,166	16,905
Total cash and cash equivalents	75,660	43,671

Investment securities, available for sale, at fair value	136,910	133,492
Investment securities, trading	—	58
Loans held for sale	1,221	1,953
Loans	1,111,100	1,093,681
Allowance for loan losses	(12,905)	(12,896)
Loans, net	1,098,195	1,080,785
Premises and equipment, net	24,431	24,275
Accrued interest receivable	3,945	3,672
Bank-owned life insurance	27,521	27,332
Investment in limited partnerships	540	586
Goodwill	17,104	17,104
Intangibles	1,709	1,799
Deferred tax asset	8,039	8,397
Other assets	5,433	5,466
TOTAL ASSETS	$1,400,708	$1,348,590

LIABILITIES:
Interest-bearing deposits	$848,272	$791,937
Noninterest-bearing deposits	312,392	303,277
Total deposits	1,160,664	1,095,214

Short-term borrowings	8,589	13,241
Long-term borrowings	75,998	85,998
Accrued interest payable	387	455
Other liabilities	15,957	15,433
TOTAL LIABILITIES	1,261,595	1,210,341

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,007,569 and 5,007,109 shares issued ; 4,735,117 and 4,734,657 shares outstanding	41,729	41,726
Additional paid-in capital	50,091	50,075
Retained earnings	62,071	61,610
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(281)	(639)
Defined benefit plan	(4,263)	(4,289)
Treasury stock at cost, 272,452	(10,234)	(10,234)
TOTAL SHAREHOLDERS’ EQUITY	139,113	138,249
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,400,708	$1,348,590

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$10,627	$10,355
Investment securities:
Taxable	542	622
Tax-exempt	298	475
Dividend and other interest income	215	274
TOTAL INTEREST AND DIVIDEND INCOME	11,682	11,726
INTEREST EXPENSE:
Deposits	902	834
Short-term borrowings	4	26
Long-term borrowings	440	492
TOTAL INTEREST EXPENSE	1,346	1,352
NET INTEREST INCOME	10,336	10,374
PROVISION FOR LOAN LOSSES	330	350
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,006	10,024
NON-INTEREST INCOME:
Service charges	528	532
Net securities gains, available for sale	197	435
Net securities gains, trading	2	40
Bank-owned life insurance	172	184
Gain on sale of loans	358	467
Insurance commissions	191	206
Brokerage commissions	331	255
Other	872	878
TOTAL NON-INTEREST INCOME	2,651	2,997
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,770	4,580
Occupancy	638	541
Furniture and equipment	649	701
Pennsylvania shares tax	238	258
Amortization of investment in limited partnerships	46	152
Federal Deposit Insurance Corporation deposit insurance	170	232
Marketing	171	210
Intangible amortization	90	87
Other	2,213	2,300
TOTAL NON-INTEREST EXPENSE	8,985	9,061
INCOME BEFORE INCOME TAX PROVISION	3,672	3,960
INCOME TAX PROVISION	986	882
NET INCOME	$2,686	$3,078
EARNINGS PER SHARE - BASIC	$0.57	$0.65
EARNINGS PER SHARE - DILUTED	$0.56	$0.65
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,734,805	4,740,503
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	4,761,305	4,740,503
DIVIDENDS DECLARED PER SHARE	$0.47	$0.47
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2017	2016
Net Income	$2,686	$3,078
Other comprehensive income:
Change in unrealized gain (loss) on available for sale securities	739	2,050
Tax effect	(251)	(697)
Net realized gain on available for sale securities included in net income	(197)	(435)
Tax effect	67	148
Amortization of unrecognized pension loss	39	39
Tax effect	(13)	(14)
Total other comprehensive income	384	1,091
Comprehensive income	$3,070	$4,169

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS (INCOME)	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2015	5,004,984	$41,708	$49,992	$58,038	$(3,799)	$(9,660)	$136,279
Net income				3,078			3,078
Other comprehensive income					1,091		1,091
Dividends declared, ($0.47 per share)				(2,228)			(2,228)
Common shares issued for employee stock purchase plan	550	5	12				17
Purchase of treasury stock (14,600 shares)						(574)	(574)
Balance, March 31, 2016	5,005,534	$41,713	$50,004	$58,888	$(2,708)	$(10,234)	$137,663

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS (INCOME)	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2016	5,007,109	$41,726	$50,075	$61,610	$(4,928)	$(10,234)	$138,249
Net income				2,686			2,686
Other comprehensive income					384		384
Dividends declared, ($0.47 per share)				(2,225)			(2,225)
Common shares issued for employee stock purchase plan	460	3	16				19
Balance, March 31, 2017	5,007,569	$41,729	$50,091	$62,071	$(4,544)	$(10,234)	$139,113

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2017	2016
OPERATING ACTIVITIES:
Net Income	$2,686	$3,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	719	863
Amortization of intangible assets	90	87
Provision for loan losses	330	350
Accretion and amortization of investment security discounts and premiums	255	228
Net securities gains, available for sale	(197)	(435)
Originations of loans held for sale	(10,964)	(12,617)
Proceeds of loans held for sale	12,054	13,327
Gain on sale of loans	(358)	(467)
Net securities gains, trading	(2)	(40)
Proceeds from the sale of trading securities	169	2,930
Purchases of trading securities	(109)	(2,877)
Earnings on bank-owned life insurance	(172)	(184)
Decrease in deferred tax asset	174	15
Other, net	(143)	(1,516)
Net cash provided by operating activities	4,532	2,742
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	2,652	19,839
Proceeds from calls and maturities of available for sale securities	3,958	6,535
Purchases of available for sale securities	(9,699)	(3,270)
Net (increase) decrease in loans	(18,200)	3,918
Acquisition of premises and equipment	(557)	(732)
Proceeds from the sale of foreclosed assets	586	6
Purchase of bank-owned life insurance	(30)	(27)
Proceeds from redemption of regulatory stock	1,162	2,155
Purchases of regulatory stock	(1,007)	(989)
Net cash (used for) provided by investing activities	(21,135)	27,435
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	56,335	38,422
Net increase (decrease) in noninterest-bearing deposits	9,115	(10,721)
Repayment of long-term borrowings	(10,000)	—
Net decrease in short-term borrowings	(4,652)	(30,764)
Dividends paid	(2,225)	(2,228)
Issuance of common stock	19	17
Purchases of treasury stock	—	(574)
Net cash provided by (used for) financing activities	48,592	(5,848)
NET INCREASE IN CASH AND CASH EQUIVALENTS	31,989	24,329
CASH AND CASH EQUIVALENTS, BEGINNING	43,671	22,796
CASH AND CASH EQUIVALENTS, ENDING	$75,660	$47,125

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,414	$1,339
Income taxes paid	—	950
Transfer of loans to foreclosed real estate	460	25

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

The interim financial statements are unaudited, but in the opinion of management reflect all adjustments necessary for the fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 39 through 48 of the Form 10-K for the year ended December 31, 2016.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component shown net of tax as of March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(In Thousands)	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(639)	$(4,289)	$(4,928)	$258	$(4,057)	$(3,799)
Other comprehensive income before reclassifications	488	—	488	1,353	—	1,353
Amounts reclassified from accumulated other comprehensive loss	(130)	26	(104)	(287)	25	(262)
Net current-period other comprehensive income	358	26	384	1,066	25	1,091
Ending balance	$(281)	$(4,263)	$(4,544)	$1,324	$(4,032)	$(2,708)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of March 31, 2017 and 2016 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net unrealized gain on available for sale securities	$197	$435	Net securities gains, available for sale
Income tax effect	(67)	(148)	Income tax provision
Total reclassifications for the period	$130	$287

Net unrecognized pension costs	$(39)	$(39)	Salaries and employee benefits
Income tax effect	13	14	Income tax provision
Total reclassifications for the period	$(26)	$(25)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Company's preliminary analysis of its current portfolio, the impact to the Company's balance sheet is estimated to result in less than a 1 percent increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption, or this update is not expected to have a significant impact on the Company's financial statements.
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

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815). The amendments in this update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The standards in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), which requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The amendments in this Update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

In October 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This Update, among others things, clarifies that guarantee fees within the scope of Topic 460, Guarantees, (other than product or service warranties) are not within the scope of Topic 606. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for the new revenue recognition guidance. For public entities with a calendar year-end, the new guidance is effective in the quarter and year beginning January 1, 2018. For all other entities with a calendar year-end, the new guidance is effective in the year ending December 31, 2019, and interim periods in 2020. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update should be applied prospectively on or after the effective date. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021.
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The amendments in this Update clarify what constitutes a financial asset within the scope of Subtopic 610-20. The amendments also clarify that entities should identify each distinct nonfinancial asset or in substance nonfinancial asset that is promised to a counterparty and to derecognize each asset when the counterparty obtains control. There is also additional guidance provided for partial sales of a nonfinancial asset and when derecognition, and the related gain or loss, should be recognized. The amendments in this Update are effective at the same time as the amendments in Update 2014-09. Therefore, for public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.

In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). This Update relates primarily to the reporting by an employee benefit plan for its interest in a master trust, which is a trust for which a regulated financial institution serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held. For each master trust in which a plan holds an interest, the amendments in this Update require a plan's interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments in this Update remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments, which supplements the existing requirement to disclose the master trusts balances in each general type of investments. There are also increased disclosure requirements for investments in master trusts. The amendments in this Update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 96,500 stock options, with an average exercise price of $43.61, outstanding on March 31, 2017. These options were included, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $46.94 being in excess of the exercise price of the options. There were a total of 32,500 stock options outstanding for the same period end in 2016 that had an average exercise price of $42.03 and were excluded from the computation of diluted earnings per share because the average market price of common shares was $39.02 for the period. Net income as presented on the consolidated statement of income will be used as the numerator.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive earnings per share computation.

	Three Months Ended March 31,
	2017	2016
Weighted average common shares outstanding - basic	4,734,805	4,740,503
Dilutive effect of outstanding stock options	26,500	—
Weighted average common shares outstanding - diluted	4,761,305	4,740,503

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$5,057	$128	$(113)	$5,072
Asset-backed securities	56	—	—	56
State and political securities	64,809	758	(237)	65,330
Other debt securities	56,883	120	(1,700)	55,303
Total debt securities	126,805	1,006	(2,050)	125,761
Financial institution equity securities	9,231	667	—	9,898
Non-financial institution equity securities	1,300	—	(49)	1,251
Total equity securities	10,531	667	(49)	11,149
Total investment securities AFS	$137,336	$1,673	$(2,099)	$136,910

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$9,295	$182	$(164)	$9,313
Asset-backed securities	109	—	—	109
State and political securities	60,777	666	(509)	60,934
Other debt securities	53,046	137	(2,065)	51,118
Total debt securities	123,227	985	(2,738)	121,474
Financial institution equity securities	9,566	969	—	10,535
Non-financial institution equity securities	1,667	—	(184)	1,483
Total equity securities	11,233	969	(184)	12,018
Total investment securities AFS	$134,460	$1,954	$(2,922)	$133,492

The amortized cost and fair values of trading investment securities at March 31, 2017 and December 31, 2016 are as follows.

March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Trading:
Non-financial institution equity securities	$—	$—	$—	$—
Total trading securities	$—	$—	$—	$—

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Trading:
Non-financial institution equity securities	$56	$2	$—	$58
Total trading securities	$56	$2	$—	$58

Total net realized trading gains of $2,000 for the three month period ended March 31, 2017 compared to the net realized trading gain of $40,000 for the three month period ended March 31, 2016 were included in the Consolidated Statement of Income.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016.

	March 31, 2017
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$3,480	$(113)	$—	$—	$3,480	$(113)
Asset-backed securities	—	—	—	—	—	—
State and political securities	18,292	(237)	—	—	18,292	(237)
Other debt securities	29,664	(983)	13,391	(717)	43,055	(1,700)
Total debt securities	51,436	(1,333)	13,391	(717)	64,827	(2,050)
Financial institution equity securities	—	—	—	—	—	—
Non-financial institution equity securities	1,251	(49)	—	—	1,251	(49)
Total equity securities	1,251	(49)	—	—	1,251	(49)
Total investment securities AFS	$52,687	$(1,382)	$13,391	$(717)	$66,078	$(2,099)

	December 31, 2016
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$3,572	$(106)	$3,627	$(58)	$7,199	$(164)
Asset-backed securities	—	—	—	—	—	—
State and political securities	26,113	(509)	—	—	26,113	(509)
Other debt securities	28,140	(1,179)	12,240	(886)	40,380	(2,065)
Total debt securities	57,825	(1,794)	15,867	(944)	73,692	(2,738)
Financial institution equity securities	—	—	—	—	—	—
Non-financial institution equity securities	727	(140)	756	(44)	1,483	(184)
Total equity securities	727	(140)	756	(44)	1,483	(184)
Total investment securities AFS	$58,552	$(1,934)	$16,623	$(988)	$75,175	$(2,922)

At March 31, 2017 there were a total of 55 securities in a continuous unrealized loss position for less than twelve months and 8 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at March 31, 2017, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$661	$661
Due after one year to five years	40,528	40,234
Due after five years to ten years	68,969	68,020
Due after ten years	16,647	16,846
Total	$126,805	$125,761

Total gross proceeds from sales of securities available for sale were $2,652,000 and $19,839,000 for the three months ended March 31, 2017 and 2016, respectively.

The following table represents gross realized gains and losses within the available for sale portfolio:

	Three Months Ended March 31,
(In Thousands)	2017	2016
Gross realized gains:
Mortgage-backed securities	$45	$—
State and political securities	14	299
Other debt securities	—	32
Financial institution equity securities	288	82
Non-financial institution equity securities	—	144
Total gross realized gains	$347	$557

Gross realized losses:
Mortgage-backed securities	$—	$—
Asset-backed securities	—	—
State and political securities	—	—
Other debt securities	—	81
Financial institution equity securities	—	—
Non-financial institution equity securities	150	41
Total gross realized losses	$150	$122

The following table represents gross realized gains and losses within the trading portfolios:

	Three Months Ended March 31,
(In Thousands)	2017	2016
Gross realized gains:
Financial institution equity securities	$—	$6
Non-financial institution equity securities	2	59
Total gross realized gains	$2	$65

Gross realized losses:
Financial institution equity securities	$—	$13
Non-financial institution equity securities	—	12
Total gross realized losses	$—	$25

There were no impairment charges included in gross realized losses for the three months ended March 31, 2017 and 2016, respectively.

Investment securities with a carrying value of approximately $91,100,000 and $95,199,000 at March 31, 2017 and December 31, 2016, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

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

The following table presents the related aging categories of loans, by segment, as of March 31, 2017 and December 31, 2016:

	March 31, 2017
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$141,648	$277	$9	$128	$142,062
Real estate mortgage:
Residential	558,068	5,244	—	1,899	565,211
Commercial	302,700	671	132	8,682	312,185
Construction	37,289	101	—	—	37,390
Installment loans to individuals	54,950	605	—	21	55,576
	1,094,655	$6,898	$141	$10,730	1,112,424
Net deferred loan fees and discounts	(1,324)				(1,324)
Allowance for loan losses	(12,905)				(12,905)
Loans, net	$1,080,426				$1,098,195

	December 31, 2016
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$145,179	$785	$14	$132	$146,110
Real estate mortgage:
Residential	553,053	9,112	587	1,988	564,740
Commercial	296,537	786	268	8,591	306,182
Construction	33,879	771	—	—	34,650
Installment loans to individuals	43,008	202	1	45	43,256
	1,071,656	$11,656	$870	$10,756	1,094,938
Net deferred loan fees and discounts	(1,257)				(1,257)
Allowance for loan losses	(12,896)				(12,896)
Loans, net	$1,057,503				$1,080,785

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon the acquisition of Luzerne Bank on June 1, 2013, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between June 1, 2013 (the “acquisition date”) and March 31, 2017.  The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.

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

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$6	$—	$4	$1
Real estate mortgage:
Residential	151	101	32	14
Commercial	496	105	169	64
Construction	—	—	6	—
	$653	$206	$211	$79

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$55	$55	$—
Real estate mortgage:
Residential	1,563	1,563	—
Commercial	1,564	1,564	—
Installment loans to individuals	—	—	—
	3,182	3,182	—
With an allowance recorded:
Commercial, financial, and agricultural	129	129	74
Real estate mortgage:
Residential	1,674	1,674	567
Commercial	10,571	10,666	1,723
Installment loans to individuals	4	4	4
	12,378	12,473	2,368
Total:
Commercial, financial, and agricultural	184	184	74
Real estate mortgage:
Residential	3,237	3,237	567
Commercial	12,135	12,230	1,723
Installment loans to individuals	4	4	4
	$15,560	$15,655	$2,368

	December 31, 2016
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$109	$109	$—
Real estate mortgage:
Residential	1,584	1,584	—
Commercial	1,833	1,833	—
Installment loans to individuals	—	—	—
	3,526	3,526	—
With an allowance recorded:
Commercial, financial, and agricultural	132	132	74
Real estate mortgage:
Residential	1,893	1,893	437
Commercial	10,425	10,520	1,668
Installment loans to individuals	—	—	—
	12,450	12,545	2,179
Total:
Commercial, financial, and agricultural	241	241	74
Real estate mortgage:
Residential	3,477	3,477	437
Commercial	12,258	12,353	1,668
Installment loans to individuals	—	—	—
	$15,976	$16,071	$2,179
The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended for March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$212	$4	$—	$533	$4	$1
Real estate mortgage:
Residential	3,258	22	16	2,899	22	14
Commercial	11,946	33	10	12,829	82	63
Construction	—	—	—	245	—	1
Installment loans to individuals	2	—	—	—	—	—
	$15,418	$59	$26	$16,506	$108	$79

Currently, there is $26,000 committed to be advanced in connection with impaired loans.

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

There were no loan modifications that were considered TDRs completed during the three months ended March 31 for both 2017 and 2016.

There were no loan modifications considered to be TDRs made during the twelve months previous to March 31, 2017 that defaulted during the three months ended March 31, 2017.  There were five loan modifications considered TDRs made during the twelve months previous to March 31, 2016 that defaulted during the three months ended March 31, 2016. The defaulted loan types and recorded investments at March 31, 2016 are as follows: one commercial loan with a recorded investment of $103,000, one commercial real estate loan with a recorded investment of $239,000, and three residential real estate loan with a recorded investment of $173,000.

Troubled debt restructurings amounted to $8,998,000 and $9,180,000 as of March 31, 2017 and December 31, 2016.

The amount of foreclosed residential real estate held at March 31, 2017 and December 31, 2016, totaled $547,000 and 839,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2017 and December 31, 2016, totaled $78,000 and 167,000, respectively.

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

The following table presents the credit quality categories identified above as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Totals
Pass	$136,886	$561,995	$283,564	$37,236	$55,576	$1,075,257
Special Mention	2,852	850	9,907	—	—	13,609
Substandard	2,324	2,366	18,714	154	—	23,558
	$142,062	$565,211	$312,185	$37,390	$55,576	$1,112,424

	December 31, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Totals
Pass	$140,497	$561,440	$277,916	$34,493	$43,256	$1,057,602
Special Mention	2,943	740	11,143	—	—	14,826
Substandard	2,670	2,560	17,123	157	—	22,510
	$146,110	$564,740	$306,182	$34,650	$43,256	$1,094,938

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

Activity in the allowance is presented for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,554	$5,383	$4,975	$178	$416	$390	$12,896
Charge-offs	(213)	(98)	—	—	(77)	—	(388)
Recoveries	6	30	—	3	28	—	67
Provision	94	256	(509)	6	181	302	330
Ending Balance	$1,441	$5,571	$4,466	$187	$548	$692	$12,905

	Three Months Ended March 31, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,532	$5,116	$4,217	$160	$243	$776	$12,044
Charge-offs	—	—	—	—	(51)	—	(51)
Recoveries	—	3	5	3	28	—	39
Provision	(278)	4	250	(16)	44	346	350
Ending Balance	$1,254	$5,123	$4,472	$147	$264	$1,122	$12,382

The shifts in allocation of the loan provision is due to an increase in residential originations along with a tapering of commercial originations.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at March 31, 2017 and 2016:

	March 31,
	2017	2016
Owners of residential rental properties	16.29%	16.27%
Owners of commercial rental properties	14.66%	14.27%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated
(In Thousands)		Residential	Commercial	Construction			Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$74	$567	$1,723	$—	$4	$—	$2,368
Collectively evaluated for impairment	1,367	5,004	2,743	187	544	692	10,537
Total ending allowance balance	$1,441	$5,571	$4,466	$187	$548	$692	$12,905

Loans:
Individually evaluated for impairment	$184	$3,237	$12,135	$—	$4		$15,560
Collectively evaluated for impairment	141,878	561,974	300,050	37,390	55,572		1,096,864
Total ending loans balance	$142,062	$565,211	$312,185	$37,390	$55,576		$1,112,424

	December 31, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated
(In Thousands)		Residential	Commercial	Construction			Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$74	$437	$1,668	$—	$—	$—	$2,179
Collectively evaluated for impairment	1,480	4,946	3,307	178	416	390	10,717
Total ending allowance balance	$1,554	$5,383	$4,975	$178	$416	$390	$12,896

Loans:
Individually evaluated for impairment	$241	$3,477	$12,258	$—	$—		$15,976
Collectively evaluated for impairment	145,869	561,263	293,924	34,650	43,256		1,078,962
Total ending loans balance	$146,110	$564,740	$306,182	$34,650	$43,256		$1,094,938

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

The following sets forth the components of the net periodic benefit/cost of the domestic non-contributory defined benefit plan for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
(In Thousands)	2017	2016
Service cost	$41	$17
Interest cost	189	193
Expected return on plan assets	(262)	(251)
Amortization of net loss	39	39
Net periodic benefit cost	$7	$(2)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2016, that it expected to contribute a minimum of $500,000 to its defined benefit plan in 2017.  As of March 31, 2017, there were contributions of $250,000 made to the plan with additional contributions of at least $250,000 anticipated during the remainder of 2017.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the three months ended March 31, 2017 and 2016, there were 460 and 550 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2017 and December 31, 2016:

(In Thousands)	March 31, 2017	December 31, 2016
Commitments to extend credit	$270,275	$263,487
Standby letters of credit	7,311	6,515
Credit exposure from the sale of assets with recourse	6,463	6,341
	$284,049	$276,343

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2017 and December 31, 2016, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2017
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$5,072	$—	$5,072
Asset-backed securities	—	56	—	56
State and political securities	—	65,330	—	65,330
Other debt securities	—	55,303	—	55,303
Financial institution equity securities	9,898	—	—	9,898
Non-financial institution equity securities	1,251	—	—	1,251

	December 31, 2016
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$9,313	$—	$9,313
Asset-backed securities	—	109	—	109
State and political securities	—	60,934	—	60,934
Other debt securities	—	51,118	—	51,118
Financial institution equity securities	10,535	—	—	10,535
Non-financial institution equity securities	1,483	—	—	1,483

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2017
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,192	$13,192
Other real estate owned	—	—	547	547

	December 31, 2016
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,797	$13,797
Other real estate owned	—	—	839	839

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$5,034	Discounted cash flow	Temporary reduction in payment amount	0 to (70)%	(21)%
	8,158	Appraisal of collateral	Appraisal adjustments (1)	0 to (20)%	(14)%
Other real estate owned	$547	Appraisal of collateral (1)
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2016
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$5,304	Discounted cash flow	Temporary reduction in payment amount	0 to (70)%	20%
	8,493	Appraisal of collateral	Appraisal adjustments (1)	0 to (20)%	15%
Other real estate owned	$839	Appraisal of collateral (1)
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

The fair values of the Company’s financial instruments are as follows at March 31, 2017 and December 31, 2016:

	Carrying	Fair	Fair Value Measurements at March 31, 2017
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$75,660	$75,660	$75,660	$—	$—
Investment securities:
Available for sale	136,910	136,910	11,149	125,761	—
Trading	—	—	—	—	—
Loans held for sale	1,221	1,221	1,221	—	—
Loans, net	1,098,195	1,119,546	—	—	1,119,546
Bank-owned life insurance	27,521	27,521	27,521	—	—
Accrued interest receivable	3,945	3,945	3,945	—	—

Financial liabilities:
Interest-bearing deposits	$848,272	$845,173	$641,024	$—	$204,149
Noninterest-bearing deposits	312,392	312,392	312,392	—	—
Short-term borrowings	8,589	8,589	8,589	—	—
Long-term borrowings	75,998	76,172	—	—	76,172
Accrued interest payable	387	387	387	—	—

	Carrying	Fair	Fair Value Measurements at December 31, 2016
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$43,671	$43,671	$43,671	$—	$—
Investment securities:
Available for sale	133,492	133,492	12,018	121,474	—
Trading	58	58	58	—	—
Loans held for sale	1,953	1,953	1,953	—	—
Loans, net	1,080,785	1,088,122	—	—	1,088,122
Bank-owned life insurance	27,332	27,332	27,332	—	—
Accrued interest receivable	3,672	3,672	3,672	—	—

Financial liabilities:
Interest-bearing deposits	$791,937	$789,401	$571,768	$—	$217,633
Noninterest-bearing deposits	303,277	303,277	303,277	—	—
Short-term borrowings	13,241	13,241	13,241	—	—
Long-term borrowings	85,998	86,353	—	—	86,353
Accrued interest payable	455	455	455	—	—

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

On August 27, 2015, the Company issued 38,750 stock options with a strike price of $42.03 to employees that have a five year vesting period and expire ten years from the grant date. On March 24, 2017, the Company issued 70,000 stock options in total, to a group of employees, that have a strike price of $44.21. The options granted in 2017 all expire ten years from the grant date however, of the 70,000 grants awarded, 46,250 of the options have a three year vesting period while the remaining 23,750 options vest in five years.

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
March 24, 2017	46,250	—	46,250	$44.21	3 years	10 years
March 24, 2017	23,750	—	23,750	44.21	5 years	10 years
August 27, 2015	38,750	(12,250)	26,500	42.03	5 years	10 years

A summary of stock option activity is presented below:

	March 31, 2017		March 31, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	26,500	$42.03	34,750	$42.03
Granted	70,000	44.21	—	—
Exercised	—	—	—	—
Forfeited	—	—	(2,250)	42.03
Expired	—	—	—	—
Outstanding, end of year	96,500	$43.61	32,500	$42.03

Exercisable, end of year	—	$—	—	$—

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company cautions readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the  increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (vi) the Risk Factors identified in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and in other filings made by the Company under the Securities Exchange Act of 1934.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2017 and 2016

Summary Results

Net income for the three months ended March 31, 2017 was $2,686,000 compared to $3,078,000 for the same period of 2016 as after-tax securities gains decreased $183,000 (from a gain of $314,000 to a gain of $131,000). Basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 were $0.54 and $0.58, respectively. Return on average assets and return on average equity were 0.79% and 7.69% for the three months ended March 31, 2017 compared to 0.94% and 8.95% for the corresponding period of 2016. Net income from core operations (“operating earnings”) decreased to $2,555,000 for the three months ended March 31, 2017 compared to $2,764,000 for the same period of 2015. Basic and diluted operating earnings per share for the three months ended March 31, 2017 were $0.57 and $0.56 compared to $0.65 basic and diluted for the corresponding period of 2016. The decline was attributable to several factors including the continued shift of earning assets from the investment portfolio to the loan portfolio as the balance sheet is actively managed to reduce market risk and interest rate risk in a rising rate environment. In addition, the effective tax rate has increased due to the conclusion of the ten year tax credit generation period of seveal low income elderly housing projects in our market footprint of which the company is a partner.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended March 31,
	2017	2016
GAAP net income	$2,686	$3,078
Less: net securities, net of tax	131	314
Non-GAAP operating earnings	$2,555	$2,764

	Three Months Ended March 31,
	2017	2016
Return on average assets (ROA)	0.79%	0.94%
Less: net securities, net of tax	0.04%	0.10%
Non-GAAP operating ROA	0.75%	0.84%

	Three Months Ended March 31,
	2017	2016
Return on average equity (ROE)	7.69%	8.95%
Less: net securities, net of tax	0.37%	0.91%
Non-GAAP operating ROE	7.32%	8.04%

	Three Months Ended March 31,
	2017	2016
Basic earnings per share (EPS)	$0.57	$0.65
Less: net securities, net of tax	0.03	0.07
Non-GAAP basic operating EPS	$0.54	$0.58

	Three Months Ended March 31,
	2017	2016
Dilutive EPS	$0.56	$0.65
Less: net securities, net of tax	0.02	0.07
Non-GAAP dilutive operating EPS	$0.54	$0.58

Interest and Dividend Income

Interest and dividend income for the three months ended March 31, 2017 increased to $11,682,000 compared to $11,726,000 for the same period of 2016.  Loan portfolio income increased due to the impact of portfolio growth, primarily in home equity products.  The loan portfolio income increase was offset by a decrease in investment portfolio interest due to a decline in the average taxable equivalent yield of 61 bp as the duration in the investment portfolio continues to be shortened in order to reduce interest rate and market risk in the future. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years. To offset the revenue impact of the declining asset yields, a focus has been placed on increasing earning assets by adding quality short and intermediate term loans such as home equity loans, even though these new earning assets are at lower yields than legacy assets.

Interest and dividend income composition for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31, 2017		March 31, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$10,627	90.97%	$10,355	88.31%	$272	2.63%
Investment securities:
Taxable	542	4.64	622	5.30	(80)	(12.86)
Tax-exempt	298	2.55	475	4.05	(177)	(37.26)
Dividend and other interest income	215	1.84	274	2.34	(59)	(21.53)
Total interest and dividend income	$11,682	100.00%	$11,726	100.00%	$(44)	(0.38)%

Interest Expense

Interest expense for the three months ended March 31, 2017 decreased $6,000 to $1,346,000 compared to $1,352,000 for the same period of 2016.  The decrease in interest expense is the result of growth within the deposit portfolio and the lengthening of the time deposit portfolio as part of a strategy to build balance sheet protection in a rising rate environment, offset by a decrease in short and long-term borrowing utilization.

Interest expense composition for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31, 2017		March 31, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$902	67.01%	$834	61.69%	$68	8.15%
Short-term borrowings	4	0.30	26	1.92	(22)	(84.62)
Long-term borrowings	440	32.69	492	36.39	(52)	(10.57)
Total interest expense	$1,346	100.00%	$1,352	100.00%	$(6)	(0.44)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended March 31, 2017 was 3.40% compared to 3.57% for the corresponding period of 2016.  The decline in the net interest margin was driven by a decreasing yield on the investment portfolio due to the continued low rate environment. The impact of the declining earning asset yield and decreasing investment portfolio balance was partially offset by 5.47% growth in the balance of the average loan portfolio from March 31, 2016 to March 31, 2017. The primary funding for the loan growth was an increase in core deposits. These deposits represent a lower cost funding source than time deposits and comprise 82.32% of total deposits at March 31, 2017 compared to 79.22% at March 31, 2016. Limiting the positive impact on the net interest margin caused by the growth in core deposits was the lengthening of the time deposit portfolio.

The following is a schedule of average balances and associated yields for the three months ended March 31, 2017 and 2016:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$42,232	$417	4.00%	$54,014	$535	3.98%
All other loans	1,057,495	10,352	3.97%	988,632	10,002	4.07%
Total loans (2)	1,099,727	10,769	3.97%	1,042,646	10,537	4.06%

Taxable securities	89,317	685	3.07%	99,032	885	3.57%
Tax-exempt securities (3)	46,673	452	3.87%	63,373	720	4.54%
Total securities	135,990	1,137	3.34%	162,405	1,605	3.95%

Interest-bearing deposits	33,167	72	0.88%	12,693	11	0.35%

Total interest-earning assets	1,268,884	11,978	3.82%	1,217,744	12,153	4.01%

Other assets	99,537			96,462

Total assets	$1,368,421			$1,314,206

Liabilities and shareholders’ equity:
Savings	$156,423	15	0.04%	$148,856	14	0.04%
Super Now deposits	189,299	106	0.23%	188,147	125	0.27%
Money market deposits	262,883	191	0.29%	219,240	139	0.25%
Time deposits	210,052	590	1.14%	220,554	556	1.01%
Total interest-bearing deposits	818,657	902	0.45%	776,797	834	0.43%

Short-term borrowings	11,349	4	0.14%	28,410	26	0.36%
Long-term borrowings	82,554	440	2.13%	91,025	492	2.14%
Total borrowings	93,903	444	1.89%	119,435	518	1.72%

Total interest-bearing liabilities	912,560	1,346	0.60%	896,232	1,352	0.60%

Demand deposits	300,102			265,053
Other liabilities	16,074			15,406
Shareholders’ equity	139,685			137,515

Total liabilities and shareholders’ equity	$1,368,421			$1,314,206
Interest rate spread			3.22%			3.41%
Net interest income/margin		$10,632	3.40%		$10,801	3.57%

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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(In Thousands)	2017	2016
Total interest income	$11,682	$11,726
Total interest expense	1,346	1,352
Net interest income	10,336	10,374
Tax equivalent adjustment	296	427
Net interest income (fully taxable equivalent)	$10,632	$10,801

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017 vs. 2016
	Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Tax-exempt loans	$(121)	$3	$(118)
All other loans	624	(274)	350
Taxable investment securities	(82)	(118)	(200)
Tax-exempt investment securities	(172)	(96)	(268)
Interest bearing deposits	31	30	61
Total interest-earning assets	280	(455)	(175)

Interest expense:
Savings deposits	1	—	1
Super Now deposits	1	(20)	(19)
Money market deposits	28	24	52
Time deposits	(30)	64	34
Short-term borrowings	(11)	(11)	(22)
Long-term borrowings	(49)	(3)	(52)
Total interest-bearing liabilities	(60)	54	(6)
Change in net interest income	$340	$(509)	$(169)

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2017, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $12,896,000 at December 31, 2016 to $12,905,000 at March 31, 2017.  The increase in the allowance for loan losses was driven by growth in the loan portfolio and offset by a decrease in total nonperforming loans. Also limiting the increase in the allowance for loan losses was minimal net charge-offs during the three months ended March 31, 2017 of $321,000.  The majority of the loans charged-off had a specific allowance within the allowance for losses.  At March 31, 2017 and December 31, 2016, the allowance for loan losses to total loans was 1.16% and 1.18%, respectively.

The provision for loan losses totaled $330,000 and $350,000 for the three months ended March 31, 2017 and 2016, respectively.  The amount of the provision for loan losses was primarily the result of loan growth offset by a decrease in non-performing loans and minimal net charge-offs.

Nonperforming loans decreasing to $10,871,000 at March 31, 2017 from $11,648,000 at March 31, 2016.  The majority of nonperforming loans are centered on loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses. The ratio of nonperforming loans to total loans was 0.98% and 1.12% at March 31, 2017 and 2016, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 118.71% and 106.30% at March 31, 2017 and 2016, respectively. Internal loan review and analysis coupled with loan growth dictated a provision for loan losses of $330,000 for the three months ended March 31, 2017.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
March 31, 2017	$141	$10,730	$10,871
December 31, 2016	870	10,756	11,626
September 30, 2016	114	11,416	11,530
June 30, 2016	512	11,114	11,626
March 31, 2016	308	11,340	11,648

Non-interest Income

Total non-interest income for the three months ended March 31, 2017 compared to the same period in 2016 decreased $346,000 to $2,651,000.  Excluding net securities gains, non-interest income for the three months ended March 31, 2017 decreased $70,000 compared to the same period in 2016.  The decrease in gain on sale of loans was driven by a decrease in loan volume. The changes insurance and brokerage commissions is due to a change in the product mix of consumer purchases.

Non-interest income composition for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31, 2017		March 31, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$528	19.92%	$532	17.75%	$(4)	(0.75)%
Net securities gains, available for sale	197	7.43	435	14.51	(238)	(54.71)
Net securities gains, trading	2	0.08	40	1.33	(38)	(95.00)
Bank-owned life insurance	172	6.49	184	6.14	(12)	(6.52)
Gain on sale of loans	358	13.50	467	15.58	(109)	(23.34)
Insurance commissions	191	7.20	206	6.87	(15)	(7.28)
Brokerage commissions	331	12.49	255	8.51	76	29.80
Other	872	32.89	878	29.31	(6)	(0.68)
Total non-interest income	$2,651	100.00%	$2,997	100.00%	$(346)	(11.54)%

Non-interest Expense

Total non-interest expense increased $76,000 for the three months ended March 31, 2017 compared to the same period of 2016.  The increase in salaries and employee benefits is primarily attributable to routine wage increases.  Amortization of investment in limited partnerships decreased as several of the partnerships have reached the end of their tax credit generating life and have been fully amortized. Occupancy expense increased due to various maintenance projects to refresh facilities.

Non-interest expense composition for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31, 2017		March 31, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,770	53.10%	$4,580	50.55%	$190	4.15%
Occupancy	638	7.10	541	5.97	97	17.93
Furniture and equipment	649	7.22	701	7.74	(52)	(7.42)
Pennsylvania shares tax	238	2.65	258	2.85	(20)	(7.75)
Amortization of investment in limited partnerships	46	0.51	152	1.68	(106)	(69.74)
Federal Deposit Insurance Corporation deposit insurance	170	1.89	232	2.56	(62)	(26.72)
Marketing	171	1.90	210	2.32	(39)	(18.57)
Intangible amortization	90	1.00	87	0.96	3	3.45
Other	2,213	24.63	2,300	25.37	(87)	(3.78)
Total non-interest expense	$8,985	100.00%	$9,061	100.00%	$(76)	(0.84)%

Provision for Income Taxes

Income taxes increased $104,000 for the three months ended March 31, 2017 compared to the same period of 2016.  The primary cause of the increase in tax expense for the three months ended March 31, 2017 compared to 2016 is the impact of a reduction of tax-exempt interest income within the investment portfolio as the portfolio was strategically reduced and a reduction in the amount of federal tax credits recognized from low income elderly housing partnerships. Excluding the impact of the net securities gains, the effective tax rate for the three months ended March 31, 2017 was 26.85% compared to 22.27% for the same period of 2016.  The Company currently is in a deferred tax asset position.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $31,989,000 from $43,671,000 at December 31, 2016 to $75,660,000 at March 31, 2017 primarily as a result of the following activities during the three months ended March 31, 2017:

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds leading loan originations, less $358,000 in realized gains, by $732,000 for the three months ended March 31, 2017.

Loans

Gross loans increased $17,419,000 since December 31, 2016 due primarily to an increase in installment loans to individuals. The growth in installment loans was driven by automobile indirect lending.

The allocation of the loan portfolio, by category, as of March 31, 2017 and December 31, 2016 is presented below:

	March 31, 2017		December 31, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$142,062	12.79%	$146,110	13.36%	$(4,048)	(2.77)%
Real estate mortgage:
Residential	565,211	50.87	564,740	51.63	471	0.08%
Commercial	312,185	28.10	306,182	27.99	6,003	1.96%
Construction	37,390	3.37	34,650	3.17	2,740	7.91%
Installment loans to individuals	55,576	5.00	43,256	3.96	12,320	28.48%
Net deferred loan fees and discounts	(1,324)	(0.13)	(1,257)	(0.11)	(67)	5.33%
Gross loans	$1,111,100	100.00%	$1,093,681	100.00%	$17,419	1.59%

The following table shows the amount of accrual and non-accrual TDRs at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$55	$128	$183	$109	$132	$241
Real estate mortgage:
Residential	1,363	651	2,014	1,491	541	2,032
Commercial	4,493	2,308	6,801	4,723	2,184	6,907
	$5,911	$3,087	$8,998	$6,323	$2,857	$9,180

Investments

The fair value of the investment securities portfolio at March 31, 2017 increased $3,360,000 since December 31, 2016 while the amortized cost of the portfolio increased $2,820,000.  The portfolio continues to be actively managed in order to reduce interest rate and market risk. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years.  The proceeds of the bond sales are being deployed into loans and intermediate term corporate bonds and short and intermediate term municipal bonds.  The strategy to sell a portion of the long-term bond portfolio does negatively impact current earnings, but this action plays a key role in our long-term asset liability management strategy as the balance sheet is shortened to better prepare for a rising rate environment. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 83% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact stock pricing and the Company reduces its level of equity holdings.  The amortized cost of the available for sale equity securities portfolio has decreased $702,000 to $10,531,000 at March 31, 2017 from $11,233,000 at December 31, 2016 while the fair value decreased $869,000 over the same time period.

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

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at March 31, 2017 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS)
Mortgage-backed securities	$5,057	$5,072	$—	$—	$—	$—	$5,057	$5,072
Asset-backed securities	56	56	—	—	—	—	56	56
State and political securities	63,284	63,803	—	—	1,525	1,527	64,809	65,330
Other debt securities	36,474	35,825	19,351	18,429	1,058	1,049	56,883	55,303
Total debt securities AFS	$104,871	$104,756	$19,351	$18,429	$2,583	$2,576	$126,805	$125,761

Financing Activities

Deposits

Total deposits increased $65,450,000 from December 31, 2016 to March 31, 2017.  The growth was led by an increase in money market deposit accounts from December 31, 2016 to March 31, 2017 of $33,322,000 or 13.59%.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios. While deposit gathering efforts have centered on core deposits, the lengthening of the time deposit portfolio is moving forward as part of the strategy to build balance sheet protection in a rising rate environment. The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2017		December 31, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$312,392	26.91%	$303,277	27.69%	$9,115	3.01%
NOW accounts	205,011	17.66	174,653	15.95	30,358	17.38
Money market deposits	278,443	23.99	245,121	22.38	33,322	13.59
Savings deposits	159,652	13.76	153,788	14.04	5,864	3.81
Time deposits	205,166	17.68	218,375	19.94	(13,209)	(6.05)
Total deposits	$1,160,664	100.00%	$1,095,214	100.00%	$65,450	5.98%

Borrowed Funds

Total borrowed funds decreased 14.76% or $14,652,000 to $84,587,000 at March 31, 2017 compared to $99,239,000 at December 31, 2016.  The reduction in long-term borrowings was the result of a maturity. Growth in deposits and a reduction in the size of the investment portfolio allowed for a decrease in the utilization of short-term borrowings.

	March 31, 2017		December 31, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$—	—%	$—	—%
Securities sold under agreement to repurchase	8,589	10.15	13,241	13.34	(4,652)	(35.13)
Total short-term borrowings	8,589	10.15	13,241	13.34	(4,652)	(35.13)
Long-term borrowings:
Long-term FHLB borrowings	75,625	89.40	85,625	86.28	(10,000)	(11.68)
Long-term capital lease	373	0.45	373	0.38	—	—
Total long-term borrowings	75,998	89.85	85,998	86.66	(10,000)	(11.63)%
Total borrowed funds	$84,587	100.00%	$99,239	100.00%	$(14,652)	(14.76)%

The decline in securities sold under agreement to repurchase is due to the phasing out of a product the bank offers.

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

The Company's capital ratios as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$126,217	12.451%	$125,804	12.620%
For Capital Adequacy Purposes	45,617	4.500	44,849	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	58,288	5.750	51,078	5.125
To Be Well Capitalized	65,891	6.500	64,782	6.500
Total Capital (to Risk-weighted Assets)
Actual	$126,217	12.451%	$133,393	13.380%
For Capital Adequacy Purposes	81,097	8.000	79,732	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	93,768	9.250	85,961	8.625
To Be Well Capitalized	101,371	10.000	99,665	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$131,419	12.911%	$125,804	12.620%
For Capital Adequacy Purposes	101,371	6.000	59,799	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	73,797	7.250	66,028	6.625
To Be Well Capitalized	81,431	8.000	79,732	8.000
Tier I Capital (to Average Assets)
Actual	$126,217	9.332%	$125,804	9.432%
For Capital Adequacy Purposes	54,101	4.000	53,352	4.000
To Be Well Capitalized	67,626	5.000	66,691	5.000

Jersey Shore State Bank's capital ratios as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$86,900	10.869%	$86,397	11.136%
For Capital Adequacy Purposes	35,978	4.500	34,914	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	45,972	5.750	39,763	5.125
To Be Well Capitalized	51,969	6.500	50,431	6.500
Total Capital (to Risk-weighted Assets)
Actual	$88,854	11.114%	$90,992	11.728%
For Capital Adequacy Purposes	63,958	8.000	62,069	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	73,952	9.250	66,918	8.625
To Be Well Capitalized	79,948	10.000	77,587	10.000
Tier I Capital (to Risk-weighted Assets)	-
Actual	$86,900	10.869%	$86,397	11.136%
For Capital Adequacy Purposes	47,971	6.000	46,552	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	57,965	7.250	51,401	6.625
To Be Well Capitalized	63,962	8.000	62,069	8.000
Tier I Capital (to Average Assets)
Actual	$86,900	8.756%	$86,397	8.894%
For Capital Adequacy Purposes	39,698	4.000	38,856	4.000
To Be Well Capitalized	49,623	5.000	48,570	5.000

Luzerne Bank's capital ratios as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$31,028	10.400%	$31,102	10.165%
For Capital Adequacy Purposes	13,426	4.500	13,769	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	17,155	5.750	15,682	5.125
To Be Well Capitalized	19,393	6.500	19,889	6.500
Total Capital (to Risk-weighted Assets)
Actual	$33,460	11.215%	$33,589	10.977%
For Capital Adequacy Purposes	23,868	8.000	24,479	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	27,597	9.250	26,391	8.625
To Be Well Capitalized	29,835	10.000	30,599	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$31,028	10.400%	$31,102	10.165%
For Capital Adequacy Purposes	17,901	6.000	18,359	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	21,630	7.250	20,272	6.625
To Be Well Capitalized	23,868	8.000	24,479	8.000
Tier I Capital (to Average Assets)
Actual	$31,028	8.363%	$31,102	8.535%
For Capital Adequacy Purposes	14,841	4.000	14,576	4.000
To Be Well Capitalized	18,551	5.000	18,220	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited at March 31, 2017:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a total current maximum borrowing capacity at the FHLB of $540,550,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $45,243,000.  Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $75,625,000 as of March 31, 2017.

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

The following is a rate shock forecast for the twelve month period ending March 31, 2018 assuming a static balance sheet as of March 31, 2017.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$38,830	$41,882	$45,026	$47,501	$49,793	$51,799	$53,689
Change from static	(6,196)	(3,144)	—	2,475	4,767	6,773	8,663
Percent change from static	-13.76%	-6.98%	—	5.50%	10.59%	15.04%	19.24%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at both the level of the Company and the Banks.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analysis or simulation analysis compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2016.  Additional information and details are provided in the “Liquidity, Interest Rate Sensitivity, and Market Risk” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended March 31, 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1 - January 31, 2017)	—	$—	—	390,144
Month #2 (February 1 - February 28, 2017)	—	—	—	390,144
Month #3 (March 1 - March 31, 2017)	—	—	—	390,144

On April 24, 2017, the Board of Directors extended the previously approved authorization to repurchase up to 482,000 shares, or approximately 10%, of the outstanding shares of the Company for an additional year to April 30, 2018.  As of March 31, 2017 there have been 91,856 shares repurchased under this plan.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2017 and December 31, 2016; (ii) the Consolidated Statement of Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2017 and 2016; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	May 9, 2017	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2017	/s/ Brian L. Knepp
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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2017 and December 31, 2016; (ii) the Consolidated Statement of Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2017 and 2016; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.