Form 10-Q
period 2017-06-30
PENNS WOODS BANCORP INC
filed 2017-08-08
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2017.

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

On August 1, 2017 there were 4,688,226 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share Data)	2017	2016
ASSETS:
Noninterest-bearing balances	$26,223	$26,766
Interest-bearing balances in other financial institutions	11,979	16,905
Total cash and cash equivalents	38,202	43,671

Investment securities, available for sale, at fair value	138,504	133,492
Investment securities, trading	213	58
Loans held for sale	1,683	1,953
Loans	1,139,085	1,093,681
Allowance for loan losses	(13,109)	(12,896)
Loans, net	1,125,976	1,080,785
Premises and equipment, net	25,497	24,275
Accrued interest receivable	3,641	3,672
Bank-owned life insurance	27,670	27,332
Goodwill	17,104	17,104
Intangibles	1,623	1,799
Deferred tax asset	8,139	8,397
Other assets	7,112	6,052
TOTAL ASSETS	$1,395,364	$1,348,590

LIABILITIES:
Interest-bearing deposits	$851,056	$791,937
Noninterest-bearing deposits	300,054	303,277
Total deposits	1,151,110	1,095,214

Short-term borrowings	15,737	13,241
Long-term borrowings	75,998	85,998
Accrued interest payable	414	455
Other liabilities	13,665	15,433
TOTAL LIABILITIES	1,256,924	1,210,341

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,008,192 and 5,007,109 shares issued	41,735	41,726
Additional paid-in capital	50,117	50,075
Retained earnings	62,952	61,610
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(16)	(639)
Defined benefit plan	(4,233)	(4,289)
Treasury stock at cost, 320,150 and 272,452 shares	(12,115)	(10,234)
TOTAL SHAREHOLDERS’ EQUITY	138,440	138,249
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,395,364	$1,348,590

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$11,109	$10,466	$21,736	$20,821
Investment securities:
Taxable	570	601	1,112	1,223
Tax-exempt	323	398	621	874
Dividend and other interest income	207	204	422	477
TOTAL INTEREST AND DIVIDEND INCOME	12,209	11,669	23,891	23,395
INTEREST EXPENSE:
Deposits	1,008	881	1,910	1,716
Short-term borrowings	4	8	8	34
Long-term borrowings	373	492	813	983
TOTAL INTEREST EXPENSE	1,385	1,381	2,731	2,733
NET INTEREST INCOME	10,824	10,288	21,160	20,662
PROVISION FOR LOAN LOSSES	215	258	545	608
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,609	10,030	20,615	20,054
NON-INTEREST INCOME:
Service charges	559	561	1,087	1,093
Net securities (losses) gains, available for sale	(12)	486	185	921
Net securities gains, trading	—	6	2	46
Bank-owned life insurance	161	161	333	345
Gain on sale of loans	503	566	861	1,033
Insurance commissions	99	200	290	405
Brokerage commissions	361	272	692	527
Debit Card Fees	501	433	935	964
Other	591	493	1,029	841
TOTAL NON-INTEREST INCOME	2,763	3,178	5,414	6,175
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,608	4,346	9,378	8,926
Occupancy	614	545	1,252	1,086
Furniture and equipment	664	679	1,313	1,380
Software amortization	242	272	515	629
Pennsylvania shares tax	230	220	468	478
Professional fees	550	436	987	777
Federal Deposit Insurance Corporation deposit insurance	150	236	320	468
Debit card expenses	151	159	310	286
Marketing	204	185	375	395
Intangible amortization	86	100	176	187
Other	1,564	1,488	2,954	3,115
TOTAL NON-INTEREST EXPENSE	9,063	8,666	18,048	17,727
INCOME BEFORE INCOME TAX PROVISION	4,309	4,542	7,981	8,502
INCOME TAX PROVISION	1,223	1,152	2,209	2,034
NET INCOME	$3,086	$3,390	$5,772	$6,468
EARNINGS PER SHARE - BASIC AND DILUTED	$0.65	$0.72	$1.22	$1.37
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,711,332	4,733,251	4,723,003	4,736,878
DIVIDENDS DECLARED PER SHARE	$0.47	$0.47	$0.94	$0.94

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Net Income	$3,086	$3,390	$5,772	$6,468
Other comprehensive income:
Change in unrealized gain on available for sale securities	389	1,265	1,128	3,316
Tax effect	(132)	(430)	(382)	(1,127)
Net realized loss (gain) on available for sale securities included in net income	12	(486)	(185)	(921)
Tax effect	(4)	165	62	312
Amortization of unrecognized pension loss	40	39	84	78
Tax effect	(10)	(13)	(28)	(27)
Total other comprehensive income	295	540	679	1,631
Comprehensive income	$3,381	$3,930	$6,451	$8,099

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2015	5,004,984	$41,708	$49,992	$58,038	$(3,799)	$(9,660)	$136,279
Net income				6,468			6,468
Other comprehensive income					1,631		1,631
Dividends declared, ($0.94 per share)				(4,452)			(4,452)
Common shares issued for employee stock purchase plan	1,052	9	33				42
Purchase of treasury stock (14,600 shares)						(574)	(574)
Balance, June 30, 2016	5,006,036	$41,717	$50,025	$60,054	$(2,168)	$(10,234)	$139,394

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2016	5,007,109	$41,726	$50,075	$61,610	$(4,928)	$(10,234)	$138,249
Net income				5,772			5,772
Other comprehensive income					679		679
Dividends declared, ($0.94 per share)				(4,430)			(4,430)
Common shares issued for employee stock purchase plan	1,083	9	42				51
Purchase of treasury stock (47,698 shares)						(1,881)	(1,881)
Balance, June 30, 2017	5,008,192	$41,735	$50,117	$62,952	$(4,249)	$(12,115)	$138,440

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2017	2016
OPERATING ACTIVITIES:
Net Income	$5,772	$6,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,389	1,596
Amortization of intangible assets	176	187
Provision for loan losses	545	608
Accretion and amortization of investment security discounts and premiums	465	439
Net securities gains, available for sale	(185)	(921)
Originations of loans held for sale	(26,087)	(30,946)
Proceeds of loans held for sale	27,218	31,387
Gain on sale of loans	(861)	(1,033)
Net securities gains, trading	(2)	(46)
Proceeds from the sale of trading securities	332	3,439
Purchases of trading securities	(485)	(3,320)
Earnings on bank-owned life insurance	(333)	(345)
Decrease in deferred tax asset	(63)	776
Other, net	(3,461)	(2,822)
Net cash provided by operating activities	4,420	5,467
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	9,130	36,007
Proceeds from calls and maturities of available for sale securities	5,388	13,591
Purchases of available for sale securities	(18,434)	(17,730)
Net increase in loans	(46,226)	(9,130)
Acquisition of premises and equipment	(2,004)	(1,235)
Proceeds from the sale of foreclosed assets	587	433
Purchase of bank-owned life insurance	(30)	(27)
Proceeds from redemption of regulatory stock	2,134	2,311
Purchases of regulatory stock	(2,566)	(1,813)
Net cash (used for) provided by investing activities	(52,021)	22,407
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	59,119	59,068
Net decrease in noninterest-bearing deposits	(3,223)	(6,081)
Repayment of long-term borrowings	(10,000)	—
Net increase (decrease) in short-term borrowings	2,496	(29,198)
Dividends paid	(4,430)	(4,452)
Issuance of common stock	51	42
Purchases of treasury stock	(1,881)	(574)
Net cash provided by financing activities	42,132	18,805
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,469)	46,679
CASH AND CASH EQUIVALENTS, BEGINNING	43,671	22,796
CASH AND CASH EQUIVALENTS, ENDING	$38,202	$69,475

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,772	$2,703
Income taxes paid	2,350	2,750
Transfer of loans to foreclosed real estate	490	83

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

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component shown net of tax as of June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(In Thousands)	Net Unrealized Loss on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(281)	$(4,263)	$(4,544)	$1,324	$(4,032)	$(2,708)
Other comprehensive income before reclassifications	257	—	257	835	—	835
Amounts reclassified from accumulated other comprehensive loss	8	30	38	(321)	26	(295)
Net current-period other comprehensive income	265	30	295	514	26	540
Ending balance	$(16)	$(4,233)	$(4,249)	$1,838	$(4,006)	$(2,168)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(In Thousands)	Net Unrealized Loss on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(639)	$(4,289)	$(4,928)	$258	$(4,057)	$(3,799)
Other comprehensive income before reclassifications	746	—	746	2,189	—	2,189
Amounts reclassified from accumulated other comprehensive loss	(123)	56	(67)	(609)	51	(558)
Net current-period other comprehensive income	623	56	679	1,580	51	1,631
Ending balance	$(16)	$(4,233)	$(4,249)	$1,838	$(4,006)	$(2,168)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of June 30, 2017 and 2016 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Net unrealized (loss) gain on available for sale securities	$(12)	$486	Net securities (losses) gains, available for sale
Income tax effect	4	(165)	Income tax provision
Total reclassifications for the period	$(8)	$321

Net unrecognized pension costs	$(45)	$(39)	Salaries and employee benefits
Income tax effect	15	13	Income tax provision
Total reclassifications for the period	$(30)	$(26)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Six months ended June 30, 2017	Six months ended June 30, 2016
Net unrealized gain on available for sale securities	$185	$921	Net securities gains, available for sale
Income tax effect	(62)	(312)	Income tax provision
Total reclassifications for the period	$123	$609

Net unrecognized pension costs	$(84)	$(78)	Salaries and employee benefits
Income tax effect	28	27	Income tax provision
Total reclassifications for the period	$(56)	$(51)

Note 3.  Recent Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect of adopting this new accounting Update.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s balance sheet is estimated to result in less than a 1 percent increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.
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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which among other things clarifies the objective of the collectability criterion in Topic 606, as well as certain narrow aspects of Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This Update is not expected to have a significant impact on the Company’s financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice. Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

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

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323), Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This Update adds an SEC paragraph to the Codification following an SEC Staff Announcement about applying Staff Accounting Bulletin (SAB) Topic 11.M. Specifically, this announcement applies to ASU 2014-09, Revenue from Contracts with Customers (Topic 606); ASU 2016-02, Leases (Topic 842); and ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. A registrant should evaluate Updates that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those Updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact that adoption of the Updates referenced in this announcement are expected to have on the financial statements, then in addition to making a statement to that effect, that registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. In this regard, the SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies that the registrant expects to apply, if determined, and a comparison to the registrant’s current accounting policies. Also, a registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments in this Update are effective immediately.

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award.  This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards.  The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-10, Service Concession Arrangements (Topic 853), which applies to the accounting by operating entities for service concession arrangements within the scope of Topic 853. The amendments in this Update clarify that the grantor (government), rather than the third-party drivers, is the customer of the operation services in all cases for service concession arrangements within the scope of Topic 853. For an entity that has not adopted Topic 606 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update generally are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by ASU 2014-09, Revenue from Contracts with Customers (Topic 606)). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferred the effective date of Update 2014-09 by one year. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down- round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. This Update is not expected to have a significant impact on the Company’s financial statements.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 96,500 stock options, with an average exercise price of $43.61, outstanding on June 30, 2017. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $43.26 being in excess of the exercise price of the options. There were a total of 31,000 stock options outstanding for the same period end in 2016 that had an average exercise price of $42.03 and were excluded from the computation of diluted earnings per share because the average market price of common shares was $40.06 for the period. Net income as presented on the consolidated statement of income will be used as the numerator.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive earnings per share computation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding - basic	4,711,332	4,733,251	4,723,003	4,736,878
Dilutive effect of outstanding stock options	—	—	—	—
Weighted average common shares outstanding - diluted	4,711,332	4,733,251	4,723,003	4,736,878

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$4,649	$83	$(106)	$4,626
State and political securities	69,091	1,006	(130)	69,967
Other debt securities	53,671	135	(1,650)	52,156
Total debt securities	127,411	1,224	(1,886)	126,749
Financial institution equity securities	9,818	679	—	10,497
Non-financial institution equity securities	1,300	—	(42)	1,258
Total equity securities	11,118	679	(42)	11,755
Total investment securities AFS	$138,529	$1,903	$(1,928)	$138,504

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$9,295	$182	$(164)	$9,313
Asset-backed securities	109	—	—	109
State and political securities	60,777	666	(509)	60,934
Other debt securities	53,046	137	(2,065)	51,118
Total debt securities	123,227	985	(2,738)	121,474
Financial institution equity securities	9,566	969	—	10,535
Non-financial institution equity securities	1,667	—	(184)	1,483
Total equity securities	11,233	969	(184)	12,018
Total investment securities AFS	$134,460	$1,954	$(2,922)	$133,492

The amortized cost and fair values of trading investment securities at June 30, 2017 and December 31, 2016 are as follows.

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Trading:
Financial institution equity securities	$61	$1	$—	$62
Non-financial institution equity securities	157	—	(6)	151
Total trading securities	$218	$1	$(6)	$213

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Trading:
Financial institution equity securities	$—	$—	$—	$—
Non-financial institution equity securities	$56	$2	$—	$58
Total trading securities	$56	$2	$—	$58

Total net trading gains of $0 and $2,000 for the three and six month periods ended June 30, 2017 compared to net trading gains of $6,000 and $46,000 for the three and six month periods ended June 30, 2016 were included in the Consolidated Statement of Income.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016.

	June 30, 2017
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$3,415	$(106)	$—	$—	$3,415	$(106)
State and political securities	12,175	(130)	—	—	12,175	(130)
Other debt securities	30,906	(914)	11,297	(736)	42,203	(1,650)
Total debt securities	46,496	(1,150)	11,297	(736)	57,793	(1,886)
Financial institution equity securities	—	—	—	—	—	—
Non-financial institution equity securities	1,258	(42)	—	—	1,258	(42)
Total equity securities	1,258	(42)	—	—	1,258	(42)
Total investment securities AFS	$47,754	$(1,192)	$11,297	$(736)	$59,051	$(1,928)

	December 31, 2016
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$3,572	$(106)	$3,627	$(58)	$7,199	$(164)
State and political securities	26,113	(509)	—	—	26,113	(509)
Other debt securities	28,140	(1,179)	12,240	(886)	40,380	(2,065)
Total debt securities	57,825	(1,794)	15,867	(944)	73,692	(2,738)
Financial institution equity securities	—	—	—	—	—	—
Non-financial institution equity securities	727	(140)	756	(44)	1,483	(184)
Total equity securities	727	(140)	756	(44)	1,483	(184)
Total investment securities AFS	$58,552	$(1,934)	$16,623	$(988)	$75,175	$(2,922)

At June 30, 2017 there were a total of 54 securities in a continuous unrealized loss position for less than twelve months and 7 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at June 30, 2017, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,140	$2,140
Due after one year to five years	46,434	45,944
Due after five years to ten years	63,600	63,222
Due after ten years	15,237	15,443
Total	$127,411	$126,749

Total gross proceeds from sales of securities available for sale for the three and six months ended June 30, 2017 were $6,478,000 and $9,130,000, a decrease from the 2016 totals of $16,168,000 and $36,007,000.

The following table represents gross realized gains and losses within the available for sale portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Gross realized gains:
Mortgage-backed securities	$24	$6	69	6
State and political securities	15	339	29	638
Other debt securities	—	226	—	258
Financial institution equity securities	—	—	288	82
Non-financial institution equity securities	—	—	—	144
Total gross realized gains	$39	$571	$386	$1,128

Gross realized losses:
U.S. Government and agency securities	$—	$3	$—	$3
Mortgage-backed securities	—	—	—	—
Asset-backed securities	—	—	—	—
State and political securities	—	—	—	—
Other debt securities	51	82	51	163
Financial institution equity securities	—	—	—	—
Non-financial institution equity securities	—	—	150	41
Total gross realized losses	$51	$85	$201	$207

The following table represents gross realized gains and losses within the trading portfolios:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Gross realized gains:
Financial institution equity securities	$—	$—	$—	$6
Non-financial institution equity securities	6	9	8	68
Total gross realized gains	$6	$9	$8	$74

Gross realized losses:
Financial institution equity securities	$—	$3	$—	$16
Non-financial institution equity securities	6	—	6	12
Total gross realized losses	$6	$3	$6	$28

There were no impairment charges included in gross realized losses for the three and six months ended June 30, 2017 and 2016, respectively.

Investment securities with a carrying value of approximately $103,864,000 and $95,199,000 at June 30, 2017 and December 31, 2016, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

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

The following table presents the related aging categories of loans, by segment, as of June 30, 2017 and December 31, 2016:

	June 30, 2017
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$147,297	$424	$9	$564	$148,294
Real estate mortgage:
Residential	566,188	2,509	67	1,932	570,696
Commercial	307,285	632	1,152	8,649	317,718
Construction	33,986	18	101	—	34,105
Installment loans to individuals	68,862	637	—	24	69,523
	1,123,618	$4,220	$1,329	$11,169	1,140,336
Net deferred loan fees and discounts	(1,251)				(1,251)
Allowance for loan losses	(13,109)				(13,109)
Loans, net	$1,109,258				$1,125,976

	December 31, 2016
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$145,179	$785	$14	$132	$146,110
Real estate mortgage:
Residential	553,053	9,112	587	1,988	564,740
Commercial	296,537	786	268	8,591	306,182
Construction	33,879	771	—	—	34,650
Installment loans to individuals	43,008	202	1	45	43,256
	1,071,656	$11,656	$870	$10,756	1,094,938
Net deferred loan fees and discounts	(1,257)				(1,257)
Allowance for loan losses	(12,896)				(12,896)
Loans, net	$1,057,503				$1,080,785

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017		2016
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$11	$6	$1	$—
Real estate mortgage:
Residential	51	32	24	13
Commercial	114	9	110	16
Construction	—	—	2	—
Installment	1	—	—	—
	$177	$47	$137	$29

	Six Months Ended June 30,
	2017		2016
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$13	$6	$4	$1
Real estate mortgage:
Residential	94	51	56	27
Commercial	232	19	279	80
Construction	—	—	2	—
Installment	2	1	—	—
	$341	$77	$341	$108

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$39	$39	$—
Real estate mortgage:
Residential	1,900	1,900	—
Commercial	3,708	3,708	—
Installment loans to individuals	—	—	—
	5,647	5,647	—
With an allowance recorded:
Commercial, financial, and agricultural	564	564	375
Real estate mortgage:
Residential	1,262	1,304	243
Commercial	9,927	10,022	1,584
Installment loans to individuals	17	17	17
	11,770	11,907	2,219
Total:
Commercial, financial, and agricultural	603	603	375
Real estate mortgage:
Residential	3,162	3,204	243
Commercial	13,635	13,730	1,584
Installment loans to individuals	17	17	17
	$17,417	$17,554	$2,219

	December 31, 2016
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$109	$109	$—
Real estate mortgage:
Residential	1,584	1,584	—
Commercial	1,833	1,833	—
Installment loans to individuals	—	—	—
	3,526	3,526	—
With an allowance recorded:
Commercial, financial, and agricultural	132	132	74
Real estate mortgage:
Residential	1,893	1,893	437
Commercial	10,425	10,520	1,668
Installment loans to individuals	—	—	—
	12,450	12,545	2,179
Total:
Commercial, financial, and agricultural	241	241	74
Real estate mortgage:
Residential	3,477	3,477	437
Commercial	12,258	12,353	1,668
Installment loans to individuals	—	—	—
	$15,976	$16,071	$2,179
The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and six months ended for June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$394	$3	$6	$513	$4	$—
Real estate mortgage:
Residential	3,199	14	30	2,985	22	13
Commercial	12,885	52	9	11,724	82	16
Construction	—	—	—	173	—	—
Installment loans to individuals	10	—	2	—	—	—
	$16,488	$69	$47	$15,395	$108	$29

	Six Months Ended June 30,
	2017			2016
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$324	$7	$6	$498	$8	$4
Real estate mortgage:
Residential	3,212	36	46	3,208	44	22
Commercial	12,635	85	19	12,410	164	82
Construction	—	—	—	186	—	—
Installment loans to individuals	8	—	2	—	—	—
	$16,179	$128	$73	$16,302	$216	$108

Currently, there is $78,000 committed to be advanced in connection with impaired loans.

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

There were no loan modifications that were considered TDRs completed during the three and six months ended June 30, 2017. Loan modifications that are considered TDRs completed during the three and six months ended June 30, 2016 were as follows.

	Three Months Ended June 30,
	2016
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	—	$—	$—
Real estate mortgage:
Residential	2	342	342
Commercial	1	838	838
Construction	—	—	—
	3	$1,180	$1,180

	Six Months Ended June 30,
	2016
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	—	$—	$—
Real estate mortgage:
Residential	2	342	342
Commercial	1	838	838
Construction	—	—	—
	3	$1,180	$1,180

There were no loan modifications considered to be TDRs made during the twelve months previous to June 30, 2017 that defaulted during the six months ended June 30, 2017.  There were five loan modifications considered TDRs made during the twelve months previous to June 30, 2016 that defaulted during the six months ended June 30, 2016. The defaulted loan types and recorded investments at March 31, 2016 are as follows: one commercial loan with a recorded investment of $103,000, one commercial real estate loan with a recorded investment of $239,000, and three residential real estate loan with a recorded investment of $173,000.

Troubled debt restructurings amounted to $8,402,000 and $9,180,000 as of June 30, 2017 and December 31, 2016.

The amount of foreclosed residential real estate held at June 30, 2017 and December 31, 2016, totaled $278,000 and $839,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2017 and December 31, 2016, totaled $69,000 and $167,000, respectively.

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

The following table presents the credit quality categories identified above as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Totals
Pass	$143,855	$567,603	$292,505	$33,953	$69,523	$1,107,439
Special Mention	1,777	1,152	9,404	—	—	12,333
Substandard	2,662	1,941	15,809	152	—	20,564
	$148,294	$570,696	$317,718	$34,105	$69,523	$1,140,336

	December 31, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Totals
Pass	$140,497	$561,440	$277,916	$34,493	$43,256	$1,057,602
Special Mention	2,943	740	11,143	—	—	14,826
Substandard	2,670	2,560	17,123	157	—	22,510
	$146,110	$564,740	$306,182	$34,650	$43,256	$1,094,938

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

Activity in the allowance is presented for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,441	$5,571	$4,466	$187	$548	$692	$12,905
Charge-offs	200	(287)	—	—	(54)	—	(141)
Recoveries	105	5	1	2	17	—	130
Provision	(15)	48	(740)	(17)	268	671	215
Ending Balance	$1,731	$5,337	$3,727	$172	$779	$1,363	$13,109

	Three Months Ended June 30, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,254	$5,123	$4,472	$147	$264	$1,122	$12,382
Charge-offs	(149)	(7)	—	—	(53)	—	(209)
Recoveries	52	3	—	2	29	—	86
Provision	116	732	(471)	(6)	37	(150)	258
Ending Balance	$1,273	$5,851	$4,001	$143	$277	$972	$12,517

	Six Months Ended June 30, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,554	$5,383	$4,975	$178	$416	$390	$12,896
Charge-offs	(13)	(385)	—	—	(131)	—	(529)
Recoveries	111	35	1	5	45	—	197
Provision	79	304	(1,249)	(11)	449	973	545
Ending Balance	$1,731	$5,337	$3,727	$172	$779	$1,363	$13,109

	Six Months Ended June 30, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,532	$5,116	$4,217	$160	$243	$776	$12,044
Charge-offs	(149)	(7)	—	—	(104)	—	(260)
Recoveries	52	6	5	5	57	—	125
Provision	(162)	736	(221)	(22)	81	196	608
Ending Balance	$1,273	$5,851	$4,001	$143	$277	$972	$12,517

The shifts in allocation of the loan provision is due to an increase in residential originations along with a tapering of commercial originations along with the increase in installment loan volume.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at June 30, 2017 and 2016:

	June 30,
	2017	2016
Owners of residential rental properties	15.64%	16.74%
Owners of commercial rental properties	14.56%	14.14%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated
(In Thousands)		Residential	Commercial	Construction			Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$375	$243	$1,584	$—	$17	$—	$2,219
Collectively evaluated for impairment	1,356	5,094	2,143	172	762	1,363	10,890
Total ending allowance balance	$1,731	$5,337	$3,727	$172	$779	$1,363	$13,109

Loans:
Individually evaluated for impairment	$603	$3,162	$13,635	$—	$17		$17,417
Collectively evaluated for impairment	147,691	567,534	304,083	34,105	69,506		1,122,919
Total ending loans balance	$148,294	$570,696	$317,718	$34,105	$69,523		$1,140,336

	December 31, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated
(In Thousands)		Residential	Commercial	Construction			Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$74	$437	$1,668	$—	$—	$—	$2,179
Collectively evaluated for impairment	1,480	4,946	3,307	178	416	390	10,717
Total ending allowance balance	$1,554	$5,383	$4,975	$178	$416	$390	$12,896

Loans:
Individually evaluated for impairment	$241	$3,477	$12,258	$—	$—		$15,976
Collectively evaluated for impairment	145,869	561,263	293,924	34,650	43,256		1,078,962
Total ending loans balance	$146,110	$564,740	$306,182	$34,650	$43,256		$1,094,938

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

The following sets forth the components of the net periodic benefit/cost of the domestic non-contributory defined benefit plan for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Service cost	$42	$17	$83	$34
Interest cost	189	193	378	386
Expected return on plan assets	(263)	(251)	(525)	(502)
Amortization of net loss	40	39	84	78
Net periodic benefit cost	$8	$(2)	$20	$(4)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2016, that it expected to contribute a minimum of $500,000 to its defined benefit plan in 2017.  As of June 30, 2017, there were contributions of $500,000 made to the plan with additional contributions of at least $250,000 anticipated during the remainder of 2017.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the six months ended June 30, 2017 and 2016, there were 1,083 and 1,052 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2017 and December 31, 2016:

(In Thousands)	June 30, 2017	December 31, 2016
Commitments to extend credit	$281,335	$263,487
Standby letters of credit	10,474	6,515
Credit exposure from the sale of assets with recourse	6,761	6,341
	$298,570	$276,343

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2017 and December 31, 2016, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2017
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$4,626	$—	$4,626
State and political securities	—	69,967	—	69,967
Other debt securities	—	52,156	—	52,156
Financial institution equity securities	10,497	—	—	10,497
Non-financial institution equity securities	1,258	—	—	1,258
Investment securities, trading:
Financial institution equity securities	62	—	—	62
Non-financial institution equity securities	151	—	—	151

	December 31, 2016
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$9,313	$—	$9,313
Asset-backed securities	—	109	—	109
State and political securities	—	60,934	—	60,934
Other debt securities	—	51,118	—	51,118
Financial institution equity securities	10,535	—	—	10,535
Other equity securities	1,483	—	—	1,483
Investment securities, trading:
Non-financial institution equity securities	58	—	—	58
Total assets measured on a recurring basis	$12,076	$121,474	$—	$133,550

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2017
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$15,198	$15,198
Other real estate owned	—	—	531	531

	December 31, 2016
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,797	$13,797
Other real estate owned	—	—	839	839

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$6,133	Discounted cash flow	Temporary reduction in payment amount	0 to (70)%	(18)%
	9,065	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (50)%	(16)%
Other real estate owned	$531	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2016
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$5,304	Discounted cash flow	Temporary reduction in payment amount	0 to (70)%	(20)%
	8,493	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (20)%	(15)%
Other real estate owned	$839	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments are as follows at June 30, 2017 and December 31, 2016:

	Carrying	Fair	Fair Value Measurements at June 30, 2017
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$38,202	$38,202	$38,202	$—	$—
Investment securities:
Available for sale	138,504	138,504	11,755	126,749	—
Trading	213	213	213	—	—
Loans held for sale	1,683	1,683	1,683	—	—
Loans, net	1,125,976	1,169,901	—	—	1,169,901
Bank-owned life insurance	27,670	27,670	27,670	—	—
Accrued interest receivable	3,641	3,641	3,641	—	—

Financial liabilities:
Interest-bearing deposits	$851,056	$856,563	$651,773	$—	$204,790
Noninterest-bearing deposits	300,054	300,054	300,054	—	—
Short-term borrowings	15,737	15,737	15,737	—	—
Long-term borrowings	75,998	76,123	—	—	76,123
Accrued interest payable	414	414	414	—	—

	Carrying	Fair	Fair Value Measurements at December 31, 2016
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$43,671	$43,671	$43,671	$—	$—
Investment securities:
Available for sale	133,492	133,492	12,018	121,474	—
Trading	58	58	58	—	—
Loans held for sale	1,953	1,953	1,953	—	—
Loans, net	1,080,785	1,088,122	—	—	1,088,122
Bank-owned life insurance	27,332	27,332	27,332	—	—
Accrued interest receivable	3,672	3,672	3,672	—	—

Financial liabilities:
Interest-bearing deposits	$791,937	$789,401	$571,768	$—	$217,633
Noninterest-bearing deposits	303,277	303,277	303,277	—	—
Short-term borrowings	13,241	13,241	13,241	—	—
Long-term borrowings	85,998	86,353	—	—	86,353
Accrued interest payable	455	455	455	—	—

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

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
March 24, 2017	46,250	—	46,250	$44.21	3 years	10 years
March 24, 2017	23,750	—	23,750	44.21	5 years	10 years
August 27, 2015	38,750	(12,250)	26,500	42.03	5 years	10 years

A summary of stock option activity is presented below:

	June 30, 2017		June 30, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	26,500	$42.03	34,750	$42.03
Granted	70,000	44.21	—	—
Exercised	—	—	—	—
Forfeited	—	—	(3,750)	42.03
Expired	—	—	—	—
Outstanding, end of year	96,500	$43.61	31,000	$42.03

Exercisable, end of year	—	$—	—	$—

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

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense, with a corresponding increase in contributed surplus, related to stock options was $8,000 and $13,000 for the three and six month periods ended June 30, 2017 compared to $5,000 and $11,000 for the same periods of 2016. As of June 30, 2017, no stock options were exercisable and the weighted average years to expiration were 9.3 years. The fair value of options granted during the three and six month periods ending June 30, 2017 was approximately zero and $1,702,000 respectively or zero and $24.32 per award. Total unrecognized compensation cost for non-vested shares, $116,000, will be recognized over their weighted average remaining vesting period of 4.7 years.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

Summary Results

Net income for the three months ended June 30, 2017 was $3,086,000 compared to $3,390,000 for the same period of 2016 as after-tax securities gains decreased $333,000 (from a gain of $325,000 to a loss of $8,000). Basic and diluted earnings per share for the three months ended June 30, 2017 and 2016 were $0.65 and $0.72, respectively. Return on average assets and return on average equity were 0.88% and 8.79% for the three months ended June 30, 2017 compared to 1.00% and 9.77% for the corresponding period of 2016. Net income from core operations (“operating earnings”) was $3,094,000 for the three months ended June 30, 2017 compared to $3,065,000 for the same period of 2016. Basic and diluted operating earnings per share for the three months ended June 30, 2017 were $0.66 compared to $0.65 basic and diluted for the corresponding period of 2016. Impacting the level of operating earnings were several factors including the continued shift of earning assets from the investment portfolio to the loan portfolio as the balance sheet is actively managed to reduce market risk and interest rate risk in a rising rate environment. In addition, the effective tax rate has increased due to the conclusion of the ten year tax credit generation period of several low income elderly housing projects in our market footprint in which the company participates.

Net income for the six months ended June 30, 2017 was $5,772,000 compared to $6,468,000 for the same period of 2016 as after-tax securities gains decreased $515,000 (from a gain of $638,000 to a gain of $123,000). Basic and diluted earnings per share for the six months ended June 30, 2017 and 2016 were $1.22 and $1.37, respectively. Return on average assets and return on average equity were 0.83% and 8.24% for the six months ended June 30, 2017 compared to 0.97% and 9.36% for the corresponding period of 2016. Net income from core operations (“operating earnings”) decreased to $5,649,000 for the six months ended June 30, 2017 compared to $5,830,000 for the same period of 2016. Basic and diluted operating earnings per share for the six months ended June 30, 2017 were $1.20 compared to $1.23 basic and diluted for the corresponding period of 2016.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
GAAP net income	$3,086	$3,390	$5,772	$6,468
Less: net securities (losses) gains, net of tax	(8)	325	123	638
Non-GAAP operating earnings	$3,094	$3,065	$5,649	$5,830

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Return on average assets (ROA)	0.88%	1.00%	0.83%	0.97%
Less: net securities (losses) gains, net of tax	—%	0.09%	0.01%	0.10%
Non-GAAP operating ROA	0.88%	0.91%	0.82%	0.87%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Return on average equity (ROE)	8.79%	9.77%	8.24%	9.36%
Less: net securities (losses) gains, net of tax	(0.03)%	0.94%	0.18%	0.92%
Non-GAAP operating ROE	8.82%	8.83%	8.06%	8.44%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic earnings per share (EPS)	$0.65	$0.72	$1.22	$1.37
Less: net securities (losses) gains, net of tax	(0.01)	0.07	0.02	0.14
Non-GAAP basic operating EPS	$0.66	$0.65	$1.20	$1.23

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Dilutive EPS	$0.65	$0.72	$1.22	$1.37
Less: net securities (losses) gains, net of tax	(0.01)	0.07	0.02	0.14
Non-GAAP dilutive operating EPS	$0.66	$0.65	$1.20	$1.23

Interest and Dividend Income

Interest and dividend income for the three months ended June 30, 2017 increased to $12,209,000 compared to $11,669,000 for the same period of 2016.  Loan portfolio income increased due to the impact of portfolio growth, primarily in home equity products.  The loan portfolio income increase was offset by a decrease in investment portfolio interest due to a decline in the average taxable equivalent yield of 14 bp as the duration in the investment portfolio continues to be shortened in order to reduce interest rate and market risk in the future. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years. To offset the revenue impact of the declining asset yields, a focus has been placed on increasing earning assets by adding quality short and intermediate term loans such as home equity loans, even though these new earning assets are at lower yields than legacy assets.

During the six months ended June 30, 2017, interest and dividend income was $23,891,000, an increase of $496,000 over the same period of 2016. Interest income on the loan portfolio increased as the growth in the portfolio was countered by a 8 bp decline in average yield. The investment portfolio interest income decreased as the portfolio size was decreased in order to reduce interest rate and market risk, while the yield on the investment portfolio declined 38 bp.

Interest and dividend income composition for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended
	June 30, 2017		June 30, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$11,109	90.99%	$10,466	89.69%	$643	6.14%
Investment securities:
Taxable	570	4.66	601	5.15	(31)	(5.16)
Tax-exempt	323	2.65	398	3.41	(75)	(18.84)
Dividend and other interest income	207	1.70	204	1.75	3	1.47
Total interest and dividend income	$12,209	100.00%	$11,669	100.00%	$540	4.63%

	Six Months Ended
	June 30, 2017		June 30, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$21,736	90.98%	$20,821	89.00%	$915	4.39%
Investment securities:
Taxable	1,112	4.65	1,223	5.23	(111)	(9.08)
Tax-exempt	621	2.60	874	3.74	(253)	(28.95)
Dividend and other interest income	422	1.77	477	2.03	(55)	(11.53)
Total interest and dividend income	$23,891	100.00%	$23,395	100.00%	$496	2.12%
Interest Expense

Interest expense for the three months ended June 30, 2017 increased $4,000 to $1,385,000 compared to $1,381,000 for the same period of 2016.  The increase in interest expense is the result of growth within the deposit portfolio and the lengthening of the time deposit portfolio as part of a strategy to build balance sheet protection in a rising rate environment, offset by a decrease in short and long-term borrowing utilization.

Interest expense for the six months ended June 30, 2017 decreased slightly from the same period of 2016. The reasons noted for the three month period comparison also apply to the six month period.

Interest expense composition for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended
	June 30, 2017		June 30, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,008	72.78%	$881	63.79%	$127	14.42%
Short-term borrowings	4	0.29	8	0.58	(4)	(50.00)
Long-term borrowings	373	26.93	492	35.63	(119)	(24.19)
Total interest expense	$1,385	100.00%	$1,381	100.00%	$4	0.29%

	Six Months Ended
	June 30, 2017		June 30, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,910	69.94%	$1,716	62.79%	$194	11.31%
Short-term borrowings	8	0.29	34	1.24	(26)	(76.47)
Long-term borrowings	813	29.77	983	35.97	(170)	(17.29)
Total interest expense	$2,731	100.00%	$2,733	100.00%	$(2)	(0.07)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended June 30, 2017 was 3.44% compared to 3.42% for the corresponding period of 2016.  The impact of the decreasing investment portfolio balance was offset by 7.36% growth in the balance of the average loan portfolio from June 30, 2016 to June 30, 2017. The primary funding for the loan growth was an increase in core deposits. These deposits represent a lower cost funding source than time deposits and comprise 82.11% of total deposits at June 30, 2017 compared to 79.65% at June 30, 2016. Limiting the positive impact on the net interest margin caused by the growth in core deposits was the lengthening of the time deposit portfolio.

The NIM for the six months ended June 30, 2016 was 3.42% compared to 3.49% for the same period of 2016.  The impact of the decreasing investment portfolio balance was partially offset by growth in the balance of the average loan portfolio from June 30, 2016 to June 30, 2017. The rate on interest-bearing liabilities decreased slightly as the usage of borrowed funds declined.

The following is a schedule of average balances and associated yields for the three and six months ended June 30, 2017 and 2016:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$41,685	$405	3.89%	$46,281	$445	3.87%
All other loans	1,082,165	10,842	4.02%	1,000,541	10,172	4.09%
Total loans (2)	1,123,850	11,247	4.01%	1,046,822	10,617	4.08%

Taxable securities	83,895	680	3.24%	94,049	734	3.12%
Tax-exempt securities (3)	52,850	489	3.70%	56,348	603	4.28%
Total securities	136,745	1,169	3.42%	150,397	1,337	3.56%

Interest-bearing deposits	36,662	96	1.05%	54,309	71	0.53%

Total interest-earning assets	1,297,257	12,512	3.87%	1,251,528	12,025	3.86%

Other assets	100,356			100,241

Total assets	$1,397,613			$1,351,769

Liabilities and shareholders’ equity:
Savings	$158,413	15	0.04%	$153,151	14	0.04%
Super Now deposits	202,692	131	0.26%	198,048	125	0.25%
Money market deposits	288,035	255	0.36%	239,754	161	0.27%
Time deposits	205,418	607	1.19%	221,376	581	1.06%
Total interest-bearing deposits	854,558	1,008	0.47%	812,329	881	0.44%

Short-term borrowings	10,579	4	0.15%	16,710	8	0.19%
Long-term borrowings	75,998	373	1.95%	91,025	492	2.14%
Total borrowings	86,577	377	1.73%	107,735	500	1.84%

Total interest-bearing liabilities	941,135	1,385	0.59%	920,064	1,381	0.60%

Demand deposits	300,311			276,748
Other liabilities	15,801			16,151
Shareholders’ equity	140,366			138,806

Total liabilities and shareholders’ equity	$1,397,613			$1,351,769
Interest rate spread			3.28%			3.26%
Net interest income/margin		$11,127	3.44%		$10,644	3.42%

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

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$41,959	$821	3.95%	$50,700	$980	3.89%
All other loans	1,069,896	21,194	3.99%	994,034	20,174	4.08%
Total loans (2)	1,111,855	22,015	3.99%	1,044,734	21,154	4.07%

Taxable securities	86,591	1,365	3.15%	96,541	1,618	3.35%
Tax-exempt securities	49,779	941	3.78%	59,860	1,324	4.42%
Total securities	136,370	2,306	3.38%	156,401	2,942	3.76%

Interest-bearing deposits	34,924	169	0.98%	33,501	82	0.49%

Total interest-earning assets	1,283,149	24,490	3.85%	1,234,636	24,178	3.94%

Other assets	99,934			98,276

Total assets	$1,383,083			$1,332,912

Liabilities and shareholders’ equity:
Savings	$157,423	30	0.04%	$151,004	29	0.04%
Super Now deposits	196,032	237	0.24%	193,098	249	0.26%
Money market deposits	275,529	446	0.33%	229,497	301	0.26%
Time deposits	207,722	1,197	1.16%	220,965	1,137	1.03%
Total interest-bearing deposits	836,706	1,910	0.46%	794,564	1,716	0.43%

Short-term borrowings	10,962	8	0.15%	22,560	34	0.30%
Long-term borrowings	79,258	813	2.04%	91,025	983	2.14%
Total borrowings	90,220	821	1.81%	113,585	1,017	1.77%

Total interest-bearing liabilities	926,926	2,731	0.59%	908,149	2,733	0.60%

Demand deposits	300,207			270,900
Other liabilities	15,770			15,703
Shareholders’ equity	140,180			138,160

Total liabilities and shareholders’ equity	$1,383,083			$1,332,912
Interest rate spread			3.26%			3.34%
Net interest income/margin		$21,759	3.42%		$21,445	3.49%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Total interest income	$12,209	$11,669	$23,891	$23,395
Total interest expense	1,385	1,381	2,731	2,733
Net interest income	10,824	10,288	21,160	20,662
Tax equivalent adjustment	303	356	599	783
Net interest income (fully taxable equivalent)	$11,127	$10,644	$21,759	$21,445

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017 vs. 2016			2017 vs. 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$(50)	$10	$(40)	$(173)	$14	$(159)
All other loans	686	(16)	670	1,480	(460)	1,020
Taxable investment securities	(97)	43	(54)	(160)	(93)	(253)
Tax-exempt investment securities	(42)	(72)	(114)	(207)	(176)	(383)
Interest bearing deposits	(34)	59	25	3	84	87
Total interest-earning assets	463	24	487	943	(631)	312

Interest expense:
Savings deposits	2	(1)	1	2	(1)	1
Super Now deposits	3	3	6	7	(19)	(12)
Money market deposits	62	32	94	106	39	145
Time deposits	(13)	39	26	(23)	83	60
Short-term borrowings	(1)	(3)	(4)	(4)	(22)	(26)
Long-term borrowings	(24)	(95)	(119)	(40)	(130)	(170)
Total interest-bearing liabilities	29	(25)	4	48	(50)	(2)
Change in net interest income	$434	$49	$483	$895	$(581)	$314

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2017, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $12,896,000 at December 31, 2016 to $13,109,000 at June 30, 2017.  The increase in the allowance for loan losses was driven by growth in the loan portfolio. Limiting the increase in the allowance for loan losses was net charge-offs during the six months ended June 30, 2017 of $332,000.  The majority of the loans charged-off had a specific allowance within the allowance for losses.  At June 30, 2017 and December 31, 2016, the allowance for loan losses to total loans was 1.15% and 1.18%, respectively.

The provision for loan losses totaled $215,000 and $258,000 for the three months ended June 30, 2017 and 2016 and $545,000 and $608,000 for the six months ended June 30 2017 and 2016, respectively.  The amount of the provision for loan losses was primarily the result of loan growth offset by minimal net charge-offs.

Nonperforming loans increased to $12,498,000 at June 30, 2017 from $11,626,000 at June 30, 2016.  The majority of nonperforming loans are centered on loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses. The ratio of nonperforming loans to total loans was 1.10% and 1.10% at June 30, 2017 and 2016, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 104.89% and 107.66% at June 30, 2017 and 2016, respectively. Internal loan review and analysis coupled with loan growth dictated a provision for loan losses of $545,000 for the six months ended June 30, 2017.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
June 30, 2017	$1,329	$11,169	$12,498
March 31, 2017	141	10,730	10,871
December 31, 2016	870	10,756	11,626
September 30, 2016	114	11,416	11,530
June 30, 2016	512	11,114	11,626

Non-interest Income

Total non-interest income for the three months ended June 30, 2017 compared to the same period in 2016 decreased $415,000 to $2,763,000.  Excluding net securities gains, non-interest income for the three months ended June 30, 2017 increased $89,000 compared to the same period in 2016.  The decrease in gain on sale of loans was driven by a shift in product mix. The changes in insurance and brokerage commissions is due to a change in the product mix of consumer purchases. The increase in other non-interest income was driven by an increase in debit card income.

Total non-interest income for the six months ended June 30, 2017 compared to the same period in 2016 decreased $761,000. Excluding net securities gains, non-interest income increased $19,000 compared the 2016 period. The reasons noted for the three month period comparison also apply to the six month period.

Non-interest income composition for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended
	June 30, 2017		June 30, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$559	20.23%	$561	17.65%	$(2)	(0.36)%
Net securities (losses) gains, available for sale	(12)	(0.43)	486	15.29	(498)	(102.47)
Net securities gains, trading	—	—	6	0.19	(6)	(100.00)
Bank-owned life insurance	161	5.83	161	5.07	—	—
Gain on sale of loans	503	18.20	566	17.81	(63)	(11.13)
Insurance commissions	99	3.58	200	6.29	(101)	(50.50)
Brokerage commissions	361	13.07	272	8.56	89	32.72
Debit Card Fees	501	18.13	433	13.62	68	15.70
Other	591	21.39	493	15.52	98	19.88
Total non-interest income	$2,763	100.00%	$3,178	100.00%	$(415)	(13.06)%

	Six Months Ended
	June 30, 2017		June 30, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,087	20.08%	$1,093	17.70%	$(6)	(0.55)%
Net securities (losses) gains, available for sale	185	3.42	921	14.91	(736)	(79.91)
Net securities gains, trading	2	0.04	46	0.74	(44)	(95.65)
Bank-owned life insurance	333	6.15	345	5.59	(12)	(3.48)
Gain on sale of loans	861	15.90	1,033	16.73	(172)	(16.65)
Insurance commissions	290	5.36	405	6.56	(115)	(28.40)
Brokerage commissions	692	12.78	527	8.53	165	31.31
Debit Card Fees	935	17.27	964	15.61	(29)	(3.01)
Other	1,029	19.00	841	13.63	188	22.35
Total non-interest income	$5,414	100.00%	$6,175	100.00%	$(761)	(12.32)%

Non-interest Expense

Total non-interest expense increased $397,000 for the three months ended June 30, 2017 compared to the same period of 2016.  The increase in salaries and employee benefits is primarily attributable to routine wage increases.  Amortization of investment in limited partnerships decreased as several of the partnerships have reached the end of their tax credit generating life and have been fully amortized. Occupancy expense increased due to various maintenance projects to refresh facilities. Other non-interest expenses increased primarily due to legal expenses.

Total non-interest expense for the six months ended June 30, 2017 compared to the same period in 2016 increased $321,000. The reasons noted for the three month period comparison also apply to the six month period.

Non-interest expense composition for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended
	June 30, 2017		June 30, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,608	50.84%	$4,346	50.15%	$262	6.03%
Occupancy	614	6.77	545	6.29	69	12.66
Furniture and equipment	664	7.33	679	7.84	(15)	(2.21)
Software amortization	242	2.67	272	3.14	(30)	(11.03)
Pennsylvania shares tax	230	2.54	220	2.54	10	4.55
Professional fees	550	6.07	436	5.03	114	26.15
Federal Deposit Insurance Corporation deposit insurance	150	1.66	236	2.72	(86)	(36.44)
Debit card expenses	151	1.67	159	1.83	(8)	(5.03)
Marketing	204	2.25	185	2.13	19	10.27
Intangible amortization	86	0.95	100	1.15	(14)	(14.00)
Other	1,564	17.25	1,488	17.18	76	5.11
Total non-interest expense	$9,063	100.00%	$8,666	100.00%	$397	4.58%

	Six Months Ended
	June 30, 2017		June 30, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$9,378	51.95%	$8,926	50.35%	$452	5.06%
Occupancy	1,252	6.94	1,086	6.13	166	15.29
Furniture and equipment	1,313	7.28	1,380	7.78	(67)	(4.86)
Software amortization	515	2.85	629	3.55	(114)	(18.12)
Pennsylvania shares tax	468	2.59	478	2.70	(10)	(2.09)
Professional fees	987	5.47	777	4.38	210	27.03
Federal Deposit Insurance Corporation deposit insurance	320	1.77	468	2.64	(148)	(31.62)
Debit card expenses	310	1.72	286	1.61	24	8.39
Marketing	375	2.08	395	2.23	(20)	(5.06)
Intangible amortization	176	0.98	187	1.05	(11)	(5.88)
Other	2,954	16.37	3,115	17.58	(161)	(5.17)
Total non-interest expense	$18,048	100.00%	$17,727	100.00%	$321	1.81%

Provision for Income Taxes

Income taxes increased $71,000 and $175,000 for the three and six months ended June 30, 2017 compared to the same periods of 2016.  The primary cause of the increase in tax expense for the three and six months ended June 30, 2017 compared to 2016 is the impact of a reduction of tax-exempt interest income within the investment portfolio as the portfolio was strategically reduced and a reduction in the amount of federal tax credits recognized from low income elderly housing partnerships. Excluding the impact of securities gains and losses, the effective tax rate for the three and six months ended June 30, 2017 was 28.40% and 27.52% compared to 24.32% and 22.63% for the same periods of 2016.  The Company currently is in a deferred tax asset position.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents decreased $5,469,000 from $43,671,000 at December 31, 2016 to $38,202,000 at June 30, 2017 primarily as a result of the following activities during the six months ended June 30, 2017.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds trailing loan originations, less $861,000 in realized gains, by $270,000 for the six months ended June 30, 2017.

Loans

Gross loans increased $45,404,000 since December 31, 2016 due primarily to an increase in installment loans to individuals. The growth in installment loans was driven by automobile indirect lending.

The allocation of the loan portfolio, by category, as of June 30, 2017 and December 31, 2016 is presented below:

	June 30, 2017		December 31, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$148,294	13.02%	$146,110	13.36%	$2,184	1.49%
Real estate mortgage:
Residential	570,696	50.11	564,740	51.63	5,956	1.05%
Commercial	317,718	27.89	306,182	27.99	11,536	3.77%
Construction	34,105	2.99	34,650	3.17	(545)	(1.57)%
Installment loans to individuals	69,523	6.10	43,256	3.96	26,267	60.72%
Net deferred loan fees and discounts	(1,251)	(0.11)	(1,257)	(0.11)	6	(0.48)%
Gross loans	$1,139,085	100.00%	$1,093,681	100.00%	$45,404	4.15%

The following table shows the amount of accrual and non-accrual TDRs at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$38	$124	$162	$109	$132	$241
Real estate mortgage:
Residential	1,290	449	1,739	1,491	541	2,032
Commercial	4,196	2,305	6,501	4,723	2,184	6,907
	$5,524	$2,878	$8,402	$6,323	$2,857	$9,180

Investments

The fair value of the investment securities portfolio at June 30, 2017 increased $5,167,000 since December 31, 2016 while the amortized cost of the portfolio increased $4,231,000.  The portfolio continues to be actively managed in order to reduce interest rate and market risk. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years.  The proceeds of the bond sales are being deployed into loans and intermediate term corporate bonds and short and intermediate term municipal bonds.  The strategy to sell a portion of the long-term bond portfolio does negatively impact current earnings, but this action plays a key role in our long-term asset liability management strategy as the balance sheet is shortened in anticipation of a steadily rising rate environment. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 86% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic turbulence continues to impact stock pricing.  The amortized cost of the available for sale equity securities portfolio has decreased $115,000 to $11,118,000 at June 30, 2017 from $11,233,000 at December 31, 2016 while the fair value decreased $263,000 over the same time period.

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

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at June 30, 2017 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$4,649	$4,626	$—	$—	$—	$—	$4,649	$4,626
State and political securities	66,229	67,087	—	—	2,862	2,880	69,091	69,967
Other debt securities	39,091	38,360	13,524	12,820	1,056	976	53,671	52,156
Total debt securities AFS	$109,969	$110,073	$13,524	$12,820	$3,918	$3,856	$127,411	$126,749

Financing Activities

Deposits

Total deposits increased $55,896,000 from December 31, 2016 to June 30, 2017.  The growth was led by an increase in money market and NOW deposit accounts from December 31, 2016 to June 30, 2017 of $42,019,000 and $25,264,000, respectively.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios. While deposit gathering efforts have centered on core deposits, the lengthening of the time deposit portfolio is moving forward as part of the strategy to build balance sheet protection in a rising rate environment. The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2017		December 31, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$300,054	26.07%	$303,277	27.69%	$(3,223)	(1.06)%
NOW accounts	199,917	17.37	174,653	15.95	25,264	14.47
Money market deposits	287,140	24.94	245,121	22.38	42,019	17.14
Savings deposits	158,101	13.73	153,788	14.04	4,313	2.80
Time deposits	205,898	17.89	218,375	19.94	(12,477)	(5.71)
Total deposits	$1,151,110	100.00%	$1,095,214	100.00%	$55,896	5.10%

Borrowed Funds

Total borrowed funds decreased 7.56% or $7,504,000 to $91,735,000 at June 30, 2017 compared to $99,239,000 at December 31, 2016.  The reduction in long-term borrowings was the result of a maturity. Growth in deposits and a reduction in the size of the investment portfolio allowed for a decrease in the utilization of borrowings.

	June 30, 2017		December 31, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$5,300	5.78%	$—	—%	$5,300	—%
Securities sold under agreement to repurchase	10,437	11.37	13,241	13.34	(2,804)	(21.18)
Total short-term borrowings	15,737	17.15	13,241	13.34	2,496	18.85
Long-term borrowings:
Long-term FHLB borrowings	75,625	82.44	85,625	86.28	(10,000)	(11.68)
Long-term capital lease	373	0.41	373	0.38	—	—
Total long-term borrowings	75,998	82.85	85,998	86.66	(10,000)	(11.63)
Total borrowed funds	$91,735	100.00%	$99,239	100.00%	$(7,504)	(7.56)%

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

The Company's capital ratios as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$125,318	12.015%	$125,804	12.620%
For Capital Adequacy Purposes	46,936	4.500	44,849	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	59,973	5.750	51,078	5.125
To Be Well Capitalized	67,796	6.500	64,782	6.500
Total Capital (to Risk-weighted Assets)
Actual	$127,690	12.243%	$133,393	13.380%
For Capital Adequacy Purposes	83,437	8.000	79,732	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	96,474	9.250	85,961	8.625
To Be Well Capitalized	104,296	10.000	99,665	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$125,318	12.015%	$125,804	12.620%
For Capital Adequacy Purposes	62,581	6.000	59,799	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	75,618	7.250	66,028	6.625
To Be Well Capitalized	83,441	8.000	79,732	8.000
Tier I Capital (to Average Assets)
Actual	$125,318	8.963%	$125,804	9.432%
For Capital Adequacy Purposes	55,927	4.000	53,352	4.000
To Be Well Capitalized	69,909	5.000	66,691	5.000

Jersey Shore State Bank's capital ratios as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$87,751	10.753%	$86,397	11.136%
For Capital Adequacy Purposes	36,723	4.500	34,914	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	46,923	5.750	39,763	5.125
To Be Well Capitalized	53,044	6.500	50,431	6.500
Total Capital (to Risk-weighted Assets)
Actual	$88,374	10.829%	$90,992	11.728%
For Capital Adequacy Purposes	65,287	8.000	62,069	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	75,488	9.250	66,918	8.625
To Be Well Capitalized	81,609	10.000	77,587	10.000
Tier I Capital (to Risk-weighted Assets)	-
Actual	$87,751	10.753%	$86,397	11.136%
For Capital Adequacy Purposes	48,964	6.000	46,552	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	59,164	7.250	51,401	6.625
To Be Well Capitalized	65,285	8.000	62,069	8.000
Tier I Capital (to Average Assets)
Actual	$87,751	8.631%	$86,397	8.894%
For Capital Adequacy Purposes	40,668	4.000	38,856	4.000
To Be Well Capitalized	50,835	5.000	48,570	5.000

Luzerne Bank's capital ratios as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$31,280	9.986%	$31,102	10.165%
For Capital Adequacy Purposes	14,096	4.500	13,769	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	18,011	5.750	15,682	5.125
To Be Well Capitalized	20,361	6.500	19,889	6.500
Total Capital (to Risk-weighted Assets)
Actual	$32,741	10.453%	$33,589	10.977%
For Capital Adequacy Purposes	25,058	8.000	24,479	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	28,973	9.250	26,391	8.625
To Be Well Capitalized	31,322	10.000	30,599	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$31,280	9.986%	$31,102	10.165%
For Capital Adequacy Purposes	18,794	6.000	18,359	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	22,710	7.250	20,272	6.625
To Be Well Capitalized	25,059	8.000	24,479	8.000
Tier I Capital (to Average Assets)
Actual	$31,280	8.610%	$31,102	8.535%
For Capital Adequacy Purposes	14,532	4.000	14,576	4.000
To Be Well Capitalized	18,165	5.000	18,220	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited at June 30, 2017:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a total current maximum borrowing capacity at the FHLB of $541,872,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $45,243,000.  Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $75,625,000 as of June 30, 2017.

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

The following is a rate shock forecast for the twelve month period ending June 30, 2018 assuming a static balance sheet as of June 30, 2017.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$40,325	$43,129	$45,588	$47,519	$49,208	$50,677	$52,100
Change from static	(5,263)	(2,459)	—	1,931	3,620	5,089	6,512
Percent change from static	-11.54%	-5.39%	—	4.24%	7.94%	11.16%	14.28%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended June 30, 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1 - April 30, 2017)	—	$—	—	390,144
Month #2 (May 1 - May 31, 2017)	47,198	39.42	47,198	342,946
Month #3 (June 1 - June 30, 2017)	500	39.90	500	342,446

On April 24, 2017, the Board of Directors extended the previously approved authorization to repurchase up to 482,000 shares, or approximately 10%, of the outstanding shares of the Company for an additional year to April 30, 2018.  As of June 30, 2017 there have been 91,856 shares repurchased under this plan.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2017 and December 31, 2016; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iv) the Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2017 and 2016; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	August 8, 2017	/s/ Richard A. Grafmyre
Richard A. Grafmyre, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2017	/s/ Brian L. Knepp
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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2017 and December 31, 2016; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iv) the Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2017 and 2016; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.