Form 10-Q
period 2017-09-30
PENNS WOODS BANCORP INC
filed 2017-11-08
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

On November 1, 2017 there were 4,688,739 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
(In Thousands, Except Share Data)	2017	2016
ASSETS:
Noninterest-bearing balances	$22,042	$26,766
Interest-bearing balances in other financial institutions	5,705	16,905
Total cash and cash equivalents	27,747	43,671

Investment securities, available for sale, at fair value	132,313	133,492
Investment securities, trading	210	58
Loans held for sale	1,734	1,953
Loans	1,189,714	1,093,681
Allowance for loan losses	(12,933)	(12,896)
Loans, net	1,176,781	1,080,785
Premises and equipment, net	25,895	24,275
Accrued interest receivable	4,289	3,672
Bank-owned life insurance	27,827	27,332
Goodwill	17,104	17,104
Intangibles	1,543	1,799
Deferred tax asset	7,984	8,397
Other assets	6,770	6,052
TOTAL ASSETS	$1,430,197	$1,348,590

LIABILITIES:
Interest-bearing deposits	$843,166	$791,937
Noninterest-bearing deposits	310,830	303,277
Total deposits	1,153,996	1,095,214

Short-term borrowings	41,596	13,241
Long-term borrowings	80,998	85,998
Accrued interest payable	483	455
Other liabilities	13,455	15,433
TOTAL LIABILITIES	1,290,528	1,210,341

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,008,720 and 5,007,109 shares issued; 4,688,570 and 4,734,657 outstanding	41,739	41,726
Additional paid-in capital	50,142	50,075
Retained earnings	64,033	61,610
Accumulated other comprehensive loss:
Net unrealized gain (loss) on available for sale securities	73	(639)
Defined benefit plan	(4,203)	(4,289)
Treasury stock at cost, 320,150 and 272,452 shares	(12,115)	(10,234)
TOTAL SHAREHOLDERS’ EQUITY	139,669	138,249
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,430,197	$1,348,590

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2017	2016	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$11,906	$10,541	$33,642	$31,362
Investment securities:
Taxable	553	601	1,665	1,825
Tax-exempt	319	329	940	1,203
Dividend and other interest income	170	189	592	666
TOTAL INTEREST AND DIVIDEND INCOME	12,948	11,660	36,839	35,056
INTEREST EXPENSE:
Deposits	1,058	909	2,968	2,624
Short-term borrowings	31	7	39	41
Long-term borrowings	407	497	1,220	1,481
TOTAL INTEREST EXPENSE	1,496	1,413	4,227	4,146
NET INTEREST INCOME	11,452	10,247	32,612	30,910
PROVISION FOR LOAN LOSSES	60	258	605	866
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,392	9,989	32,007	30,044
NON-INTEREST INCOME:
Service charges	550	585	1,637	1,678
Net securities gains, available for sale	302	253	487	1,174
Net securities (losses) gains, trading	(4)	8	(2)	54
Bank-owned life insurance	166	172	499	516
Gain on sale of loans	455	658	1,316	1,691
Insurance commissions	109	198	399	604
Brokerage commissions	352	290	1,044	817
Debit card fees	514	690	1,450	1,413
Other	296	228	1,325	1,310
TOTAL NON-INTEREST INCOME	2,740	3,082	8,155	9,257
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,738	4,507	14,116	13,433
Occupancy	603	544	1,855	1,630
Furniture and equipment	816	662	2,129	2,042
Software amortization	235	580	750	950
Pennsylvania shares tax	228	220	696	698
Professional fees	560	502	1,816	1,512
Federal Deposit Insurance Corporation deposit insurance	194	202	514	670
Debit card expenses	168	246	478	456
Marketing	315	173	690	568
Intangible amortization	81	90	256	276
Other	1,628	1,013	4,314	4,230
TOTAL NON-INTEREST EXPENSE	9,566	8,739	27,614	26,465
INCOME BEFORE INCOME TAX PROVISION	4,566	4,332	12,548	12,836
INCOME TAX PROVISION	1,282	1,273	3,491	3,307
NET INCOME	$3,284	$3,059	$9,057	$9,529
EARNINGS PER SHARE - BASIC AND DILUTED	$0.70	$0.65	$1.92	$2.01
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,688,222	4,733,800	4,711,282	4,735,844
DIVIDENDS DECLARED PER SHARE	$0.47	$0.47	$1.41	$1.41

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Net Income	$3,284	$3,059	$9,057	$9,529
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	437	(276)	1,565	3,039
Tax effect	(150)	94	(532)	(1,032)
Net realized gain on available for sale securities included in net income	(302)	(253)	(487)	(1,174)
Tax effect	104	86	166	398
Amortization of unrecognized pension loss	45	39	129	117
Tax effect	(15)	(13)	(43)	(40)
Total other comprehensive income (loss)	119	(323)	798	1,308
Comprehensive income	$3,403	$2,736	$9,855	$10,837

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2015	5,004,984	$41,708	$49,992	$58,038	$(3,799)	$(9,660)	$136,279
Net income				9,529			9,529
Other comprehensive income					1,308		1,308
Dividends declared, ($1.41 per share)				(6,678)			(6,678)
Common shares issued for employee stock purchase plan	1,617	13	58				71
Purchase of treasury stock (14,600 shares)						(574)	(574)
Balance, September 30, 2016	5,006,601	$41,721	$50,050	$60,889	$(2,491)	$(10,234)	$139,935

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2016	5,007,109	$41,726	$50,075	$61,610	$(4,928)	$(10,234)	$138,249
Net income				9,057			9,057
Other comprehensive income					798		798
Dividends declared, ($1.41 per share)				(6,634)			(6,634)
Common shares issued for employee stock purchase plan	1,611	13	67				80
Purchase of treasury stock (47,698 shares)						(1,881)	(1,881)
Balance, September 30, 2017	5,008,720	$41,739	$50,142	$64,033	$(4,130)	$(12,115)	$139,669

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2017	2016
OPERATING ACTIVITIES:
Net Income	$9,057	$9,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,979	2,394
Amortization of intangible assets	256	276
Provision for loan losses	605	866
Accretion and amortization of investment security discounts and premiums	688	657
Net securities gains, available for sale	(487)	(1,174)
Originations of loans held for sale	(41,503)	(50,824)
Proceeds of loans held for sale	43,038	51,112
Gain on sale of loans	(1,316)	(1,691)
Net securities gains, trading	2	(54)
Proceeds from the sale of trading securities	332	3,723
Purchases of trading securities	(486)	(3,596)
Earnings on bank-owned life insurance	(499)	(516)
Decrease in deferred tax asset	46	952
Other, net	(4,361)	508
Net cash provided by operating activities	7,351	12,162
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	15,443	42,180
Proceeds from calls and maturities of available for sale securities	7,198	19,267
Purchases of available for sale securities	(18,434)	(24,040)
Net increase in loans	(97,109)	(24,548)
Acquisition of premises and equipment	(2,849)	(2,347)
Proceeds from the sale of foreclosed assets	958	486
Purchase of bank-owned life insurance	(34)	(27)
Proceeds from redemption of regulatory stock	4,844	2,644
Purchases of regulatory stock	(6,994)	(2,569)
Net cash (used for) provided by investing activities	(96,977)	11,046
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	51,229	40,901
Net increase in noninterest-bearing deposits	7,553	15,516
Proceeds from long-term borrowings	30,000	—
Repayment of long-term borrowings	(35,000)	—
Net increase (decrease) in short-term borrowings	28,355	(35,059)
Dividends paid	(6,634)	(6,678)
Issuance of common stock	80	71
Purchases of treasury stock	(1,881)	(574)
Net cash provided by financing activities	73,702	14,177
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,924)	37,385
CASH AND CASH EQUIVALENTS, BEGINNING	43,671	22,796
CASH AND CASH EQUIVALENTS, ENDING	$27,747	$60,181

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,199	$4,091
Income taxes paid	3,950	3,050
Transfer of loans to foreclosed real estate	508	83

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

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component shown net of tax and parenthesis indicating debits, as of September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(In Thousands)	Net Unrealized Loss on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(16)	$(4,233)	$(4,249)	$1,838	$(4,006)	$(2,168)
Other comprehensive income (loss) before reclassifications	287	—	287	(182)	—	(182)
Amounts reclassified from accumulated other comprehensive loss	(198)	30	(168)	(167)	26	(141)
Net current-period other comprehensive income	89	30	119	(349)	26	(323)
Ending balance	$73	$(4,203)	$(4,130)	$1,489	$(3,980)	$(2,491)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(In Thousands)	Net Unrealized Loss on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(639)	$(4,289)	$(4,928)	$258	$(4,057)	$(3,799)
Other comprehensive income before reclassifications	1,033	—	1,033	2,007	—	2,007
Amounts reclassified from accumulated other comprehensive loss	(321)	86	(235)	(776)	77	(699)
Net current-period other comprehensive income	712	86	798	1,231	77	1,308
Ending balance	$73	$(4,203)	$(4,130)	$1,489	$(3,980)	$(2,491)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of September 30, 2017 and 2016 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net unrealized (loss) gain on available for sale securities	$302	$253	Net securities (losses) gains, available for sale
Income tax effect	(104)	(86)	Income tax provision
Total reclassifications for the period	$198	$167

Net unrecognized pension costs	(45)	(39)	Salaries and employee benefits
Income tax effect	15	13	Income tax provision
Total reclassifications for the period	(30)	(26)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Net unrealized gain on available for sale securities	$487	$1,174	Net securities gains, available for sale
Income tax effect	(166)	(398)	Income tax provision
Total reclassifications for the period	$321	$776

Net unrecognized pension costs	(129)	(117)	Salaries and employee benefits
Income tax effect	43	40	Income tax provision
Total reclassifications for the period	(86)	(77)

Note 3.  Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. Subsequently, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, we do not expect the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company's financial instruments are not within the scope of Topic 606.  However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

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
In March 2016, the FASB issued ASU 2016-04, Liabilities - Extinguishments of Liabilities (Subtopic 405-20). The standard provides that liabilities related to the sale of prepaid stored-value products within the scope of this Update are financial liabilities. The amendments in the Update provide a narrow-scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606. The amendments in this Update are effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Earlier application is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The provisions in ASU 2016-17 are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the Update is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the Update in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The amendments in this Update clarify what constitutes a financial asset within the scope of Subtopic 610-20. The amendments also clarify that entities should identify each distinct nonfinancial asset or in substance nonfinancial asset that is promised to a counterparty and to derecognize each asset when the counterparty obtains control. There is also additional guidance provided for partial sales of a nonfinancial asset and when derecognition, and the related gain or loss, should be recognized. The amendments in this Update are effective at the same time as the amendments in Update 2014-09. Therefore, for public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. This Update is not expected to have a significant impact on the Company’s financial statements, or the Company is currently evaluating the impact the adoption.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. For all other entities (including all nonprofit organizations “NPOs”), it is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. This guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost and on a prospective basis for the capitalization of only the service cost component of net benefit cost. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 850), the objective of which is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this Update make certain targeted improvements to simplify the application and disclosure of the hedge accounting guidance in current general accepted accounting principles. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early application is permitted in any period after issuance. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively. This Update is not expected to have a significant impact on the Company’s financial statements.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The SEC Observer said that the SEC staff would not object if entities that are considered public business entities only because their financial statements or financial information is required to be included in another entity’s SEC filing use the effective dates for private companies when they adopt ASC 606, Revenue from Contracts with Customers, and ASC 842, Leases. The Update also supersedes certain SEC paragraphs in the Codification related to previous SEC staff announcements and moves other paragraphs, upon adoption of ASC 606 or ASC 842. This Update is not expected to have a significant impact on the Company’s financial statements.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 95,000 stock options, with an average exercise price of $43.64, outstanding on September 30, 2017. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $43.53 being less than the exercise price of the options. There were a total of 31,000 stock options outstanding for the same period end in 2016 that had an average exercise price of $42.03 and were excluded from the computation of diluted earnings per share because the average market price of common shares was $41.10 for the period. Net income as presented on the consolidated statement of income will be used as the numerator.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive earnings per share computation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common shares outstanding - basic	4,688,222	5,006,252	4,711,282	5,005,707
Weighted average treasury stock shares	(320,150)	(272,452)	(296,514)	(269,863)
Weighted average common shares outstanding - diluted	4,368,072	4,733,800	4,414,768	4,735,844

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$4,544	$79	$(93)	$4,530
State and political securities	61,868	640	(181)	62,327
Other debt securities	52,954	220	(1,201)	51,973
Total debt securities	119,366	939	(1,475)	118,830
Financial institution equity securities	11,537	687	—	12,224
Non-financial institution equity securities	1,300	—	(41)	1,259
Total equity securities	12,837	687	(41)	13,483
Total investment securities AFS	$132,203	$1,626	$(1,516)	$132,313

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$9,295	$182	$(164)	$9,313
Asset-backed securities	109	—	—	109
State and political securities	60,777	666	(509)	60,934
Other debt securities	53,046	137	(2,065)	51,118
Total debt securities	123,227	985	(2,738)	121,474
Financial institution equity securities	9,566	969	—	10,535
Non-financial institution equity securities	1,667	—	(184)	1,483
Total equity securities	11,233	969	(184)	12,018
Total investment securities AFS	$134,460	$1,954	$(2,922)	$133,492

The amortized cost and fair values of trading investment securities at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Trading:
Financial institution equity securities	$61	$3	$(1)	$63
Non-financial institution equity securities	157	4	(14)	147
Total trading securities	$218	$7	$(15)	$210

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Trading:
Financial institution equity securities	$—	$—	$—	$—
Non-financial institution equity securities	56	2	—	58
Total trading securities	$56	$2	$—	$58

Total net trading losses of $4,000 and $2,000 for the three and nine month periods ended September 30, 2017 compared to net trading gains of $8,000 and $54,000 for the three and nine month periods ended September 30, 2016 were included in the Consolidated Statement of Income.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$1,048	$(4)	$2,302	$(89)	$3,350	$(93)
State and political securities	13,651	(120)	2,170	(61)	15,821	(181)
Other debt securities	9,689	(145)	22,733	(1,056)	32,422	(1,201)
Total debt securities	24,388	(269)	27,205	(1,206)	51,593	(1,475)
Non-financial institution equity securities	1,259	(41)	—	—	1,259	(41)
Total equity securities	1,259	(41)	—	—	1,259	(41)
Total investment securities AFS	$25,647	$(310)	$27,205	$(1,206)	$52,852	$(1,516)

	December 31, 2016
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$3,572	$(106)	$3,627	$(58)	$7,199	$(164)
State and political securities	26,113	(509)	—	—	26,113	(509)
Other debt securities	28,140	(1,179)	12,240	(886)	40,380	(2,065)
Total debt securities	57,825	(1,794)	15,867	(944)	73,692	(2,738)
Non-financial institution equity securities	727	(140)	756	(44)	1,483	(184)
Total equity securities	727	(140)	756	(44)	1,483	(184)
Total investment securities AFS	$58,552	$(1,934)	$16,623	$(988)	$75,175	$(2,922)

At September 30, 2017, there were a total of 34 securities in a continuous unrealized loss position for less than twelve months and 20 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at September 30, 2017, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,839	$4,836
Due after one year to five years	45,064	44,918
Due after five years to ten years	54,858	54,301
Due after ten years	14,605	14,775
Total	$119,366	$118,830

Total gross proceeds from sales of securities available for sale for the three and nine months ended September 30, 2017 were $6,478,000 and $15,443,000, a decrease from the 2016 totals of $16,168,000 and $42,180,000.

The following table represents gross realized gains and losses within the available for sale portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Gross realized gains:
U.S. Government and agency securities	$—	$11	$—	$11
Mortgage-backed securities	—	29	69	35
State and political securities	313	146	343	784
Other debt securities	5	—	5	258
Financial institution equity securities	—	68	288	150
Non-financial institution equity securities	—	73	—	217
Total gross realized gains	$318	$327	$705	$1,455

Gross realized losses:
U.S. Government and agency securities	$—	$2	$—	$5
Mortgage-backed securities	—	—	—	—
Asset-backed securities	—	—	—	—
State and political securities	16	1	17	1
Other debt securities	—	26	51	189
Financial institution equity securities	—	—	—	—
Non-financial institution equity securities	—	45	150	86
Total gross realized losses	$16	$74	$218	$281

The following table represents gross realized gains and losses within the trading portfolios:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Gross realized gains:
Financial institution equity securities	$3	$—	$3	$6
Non-financial institution equity securities	4	8	12	76
Total gross realized gains	$7	$8	$15	$82

Gross realized losses:
Financial institution equity securities	$—	$—	$—	$12
Non-financial institution equity securities	11	—	17	16
Total gross realized losses	$11	$—	$17	$28

There were no impairment charges included in gross realized losses for the three and nine months ended September 30, 2017 and 2016, respectively.

Investment securities with a carrying value of approximately $98,157,000 and $95,199,000 at September 30, 2017 and December 31, 2016, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

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

The following table presents the related aging categories of loans, by segment, as of September 30, 2017 and December 31, 2016:

	September 30, 2017
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$174,993	$6	$53	$247	$175,299
Real estate mortgage:
Residential	572,303	1,929	26	1,876	576,134
Commercial	316,493	1,144	—	5,873	323,510
Construction	29,243	9	100	—	29,352
Installment loans to individuals	85,872	625	82	60	86,639
	1,178,904	$3,713	$261	$8,056	1,190,934
Net deferred loan fees and discounts	(1,220)				(1,220)
Allowance for loan losses	(12,933)				(12,933)
Loans, net	$1,164,751				$1,176,781

	December 31, 2016
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$145,179	$785	$14	$132	$146,110
Real estate mortgage:
Residential	553,053	9,112	587	1,988	564,740
Commercial	296,537	786	268	8,591	306,182
Construction	33,879	771	—	—	34,650
Installment loans to individuals	43,008	202	1	45	43,256
	1,071,656	$11,656	$870	$10,756	1,094,938
Net deferred loan fees and discounts	(1,257)				(1,257)
Allowance for loan losses	(12,896)				(12,896)
Loans, net	$1,057,503				$1,080,785

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017		2016
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$8	$2	$1	$—
Real estate mortgage:
Residential	29	30	57	68
Commercial	90	23	109	90
Construction	—	—		—
Installment	1	1	—	—
	$128	$56	$167	$158

	Nine Months Ended September 30,
	2017		2016
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$21	$8	$5	$1
Real estate mortgage:
Residential	123	81	113	95
Commercial	322	42	388	170
Construction	—	—	—	—
Installment	3	2	—	—
	$469	$133	$506	$266

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,141	$1,141	$—
Real estate mortgage:
Residential	1,775	1,775	—
Commercial	2,222	2,222	—
Installment loans to individuals	—	—	—
	5,138	5,138	—
With an allowance recorded:
Commercial, financial, and agricultural	255	255	207
Real estate mortgage:
Residential	1,022	1,070	224
Commercial	8,433	8,529	1,629
Installment loans to individuals	—	—	—
	9,710	9,854	2,060
Total:
Commercial, financial, and agricultural	1,396	1,396	207
Real estate mortgage:
Residential	2,797	2,845	224
Commercial	10,655	10,751	1,629
Installment loans to individuals	—	—	—
	$14,848	$14,992	$2,060

	December 31, 2016
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$109	$109	$—
Real estate mortgage:
Residential	1,584	1,584	—
Commercial	1,833	1,833	—
Installment loans to individuals	—	—	—
	3,526	3,526	—
With an allowance recorded:
Commercial, financial, and agricultural	132	132	74
Real estate mortgage:
Residential	1,893	1,893	437
Commercial	10,425	10,520	1,668
Installment loans to individuals	—	—	—
	12,450	12,545	2,179
Total:
Commercial, financial, and agricultural	241	241	74
Real estate mortgage:
Residential	3,477	3,477	437
Commercial	12,258	12,353	1,668
Installment loans to individuals	—	—	—
	$15,976	$16,071	$2,179

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended for September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$394	$17	$1	$346	$4	$—
Real estate mortgage:
Residential	3,199	12	34	2,784	23	41
Commercial	12,885	52	23	12,383	83	16
Construction	—	—	—	67	—	—
Installment loans to individuals	—	—	—	—	—	—
	$16,478	$81	$58	$15,580	$110	$57

	Nine Months Ended September 30,
	2017			2016
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$324	$24	$7	$586	$12	$1
Real estate mortgage:
Residential	3,212	48	80	4,539	67	68
Commercial	12,635	137	42	16,988	247	96
Construction	—	—	—	208	—	—
Installment loans to individuals	8	—	2	—	—	—
	$16,179	$209	$131	$22,321	$326	$165

Currently, there is $10,000 committed to be advanced in connection with impaired loans.

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

There were two loan modifications that were considered TDRs completed during the three and nine months ended September 30, 2017. Loan modifications that are considered TDRs completed during the three and nine months ended September 30, 2016 were as follows:

	Three Months Ended September 30,
	2017			2016
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	—	$—	$—	—	$—	$—
Real estate mortgage:
Residential	—	—	—	2	580	580
Commercial	2	375	375	—	—	—
Construction	—	—	—	—	—	—
	2	$375	$375	2	$580	$580

	Nine Months Ended September 30,
	2017			2016
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	—	$—	$—	—	$—	$—
Real estate mortgage:
Residential	—	—	—	4	922	922
Commercial	2	375	375	1	838	838
Construction	—	—	—	—	—	—
	2	$375	$375	5	$1,760	$1,760

There were no loan modifications considered to be TDRs made during the twelve months previous to September 30, 2017 that defaulted during the nine months ended September 30, 2017.  There were five loan modifications considered TDRs made during the twelve months previous to September 30, 2016 that defaulted during the nine months ended September 30, 2016. The defaulted loan types and recorded investments at September 30, 2016 are as follows: one commercial loan with a recorded investment of $103,000, one commercial real estate loan with a recorded investment of $239,000, and three residential real estate loan with a recorded investment of $173,000.

Troubled debt restructurings amounted to $8,429,000 and $9,180,000 as of September 30, 2017 and December 31, 2016.

The amount of foreclosed residential real estate held at September 30, 2017 and December 31, 2016, totaled $458,000 and $839,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2017 and December 31, 2016, totaled $458,000 and $167,000, respectively.

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

The following table presents the credit quality categories identified above as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Totals
Pass	$170,812	$572,591	$300,679	$29,202	$86,639	$1,159,923
Special Mention	775	1,287	8,522	—	—	10,584
Substandard	3,712	2,256	14,309	150	—	20,427
	$175,299	$576,134	$323,510	$29,352	$86,639	$1,190,934

	December 31, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Totals
Pass	$140,497	$561,440	$277,916	$34,493	$43,256	$1,057,602
Special Mention	2,943	740	11,143	—	—	14,826
Substandard	2,670	2,560	17,123	157	—	22,510
	$146,110	$564,740	$306,182	$34,650	$43,256	$1,094,938

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

Activity in the allowance is presented for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,731	$5,337	$3,727	$172	$779	$1,363	$13,109
Charge-offs	(68)	(155)	—	—	(55)	—	(278)
Recoveries	6	16	—	2	18	—	42
Provision	(81)	232	300	(26)	144	(509)	60
Ending Balance	$1,588	$5,430	$4,027	$148	$886	$854	$12,933

	Three Months Ended September 30, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,273	$5,851	$4,001	$143	$277	$972	$12,517
Charge-offs	(18)	(4)	—	—	(67)	—	(89)
Recoveries	4	8	3	1	16	—	32
Provision	(9)	(550)	642	(29)	111	93	258
Ending Balance	$1,250	$5,305	$4,646	$115	$337	$1,065	$12,718

	Nine Months Ended September 30, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,554	$5,383	$4,975	$178	$416	$390	$12,896
Charge-offs	(81)	(540)	—	—	(186)	—	(807)
Recoveries	117	51	1	7	63	—	239
Provision	(2)	536	(949)	(37)	593	464	605
Ending Balance	$1,588	$5,430	$4,027	$148	$886	$854	$12,933

	Nine Months Ended September 30, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,532	$5,116	$4,217	$160	$243	$776	$12,044
Charge-offs	(167)	(11)	—	—	(171)	—	(349)
Recoveries	56	14	8	6	73	—	157
Provision	(171)	186	421	(51)	192	289	866
Ending Balance	$1,250	$5,305	$4,646	$115	$337	$1,065	$12,718

The shifts in allocation of the loan provision is due to an increase in residential originations along with a tapering of commercial originations along with the increase in installment loan volume. Within installment loans to individuals is indirect auto lending that was started during 2016.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at September 30, 2017 and 2016:

	September 30,
	2017	2016
Owners of residential rental properties	15.34%	16.64%
Owners of commercial rental properties	13.45%	14.11%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated
(In Thousands)		Residential	Commercial	Construction			Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$207	$224	$1,629	$—	$—	$—	$2,060
Collectively evaluated for impairment	1,381	5,206	2,398	148	886	854	10,873
Total ending allowance balance	$1,588	$5,430	$4,027	$148	$886	$854	$12,933

Loans:
Individually evaluated for impairment	$1,396	$2,797	$10,655	$—	$—		$14,848
Collectively evaluated for impairment	173,903	573,337	312,855	29,352	86,639		1,176,086
Total ending loans balance	$175,299	$576,134	$323,510	$29,352	$86,639		$1,190,934

	December 31, 2016
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated
(In Thousands)		Residential	Commercial	Construction			Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$74	$437	$1,668	$—	$—	$—	$2,179
Collectively evaluated for impairment	1,480	4,946	3,307	178	416	390	10,717
Total ending allowance balance	$1,554	$5,383	$4,975	$178	$416	$390	$12,896

Loans:
Individually evaluated for impairment	$241	$3,477	$12,258	$—	$—		$15,976
Collectively evaluated for impairment	145,869	561,263	293,924	34,650	43,256		1,078,962
Total ending loans balance	$146,110	$564,740	$306,182	$34,650	$43,256		$1,094,938

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

The following sets forth the components of the net periodic benefit/cost of the domestic non-contributory defined benefit plan for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Service cost	$41	$17	$124	$51
Interest cost	188	193	566	579
Expected return on plan assets	(262)	(251)	(787)	(753)
Amortization of net loss	45	39	129	117
Net periodic benefit cost	$12	$(2)	$32	$(6)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2016, that it expected to contribute a minimum of $500,000 to its defined benefit plan in 2017.  As of September 30, 2017, there were contributions of $500,000 made to the plan with additional contributions of at least $250,000 anticipated during the remainder of 2017.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the nine months ended September 30, 2017 and 2016, there were 1,611 and 1,617 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2017 and December 31, 2016:

(In Thousands)	September 30, 2017	December 31, 2016
Commitments to extend credit	$270,046	$263,487
Standby letters of credit	9,923	6,515
Credit exposure from the sale of assets with recourse	4,699	6,341
	$284,668	$276,343

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2017 and December 31, 2016, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2017
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$4,530	$—	$4,530
State and political securities	—	62,327	—	62,327
Other debt securities	—	51,973	—	51,973
Financial institution equity securities	12,224	—	—	12,224
Non-financial institution equity securities	1,259	—	—	1,259
Investment securities, trading:
Financial institution equity securities	63	—	—	63
Non-financial institution equity securities	147	—	—	147

	December 31, 2016
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$9,313	$—	$9,313
Asset-backed securities	—	109	—	109
State and political securities	—	60,934	—	60,934
Other debt securities	—	51,118	—	51,118
Financial institution equity securities	10,535	—	—	10,535
Non-financial institution equity securities	1,483	—	—	1,483
Investment securities, trading:
Non-financial institution equity securities	58	—	—	58

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2017
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$12,788	$12,788
Other real estate owned	—	—	108	108

	December 31, 2016
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,797	$13,797
Other real estate owned	—	—	839	839

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$5,753	Discounted cash flow	Temporary reduction in payment amount	0 to (100)%	(18)%
	7,035	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (20)%	(16)%
Other real estate owned	$108	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2016
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$5,304	Discounted cash flow	Temporary reduction in payment amount	0 to (70)%	(20)%
	8,493	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (20)%	(15)%
Other real estate owned	$839	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments are as follows at September 30, 2017 and December 31, 2016:

	Carrying	Fair	Fair Value Measurements at September 30, 2017
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$27,747	$27,747	$27,747	$—	$—
Investment securities:
Available for sale	132,313	132,313	13,483	118,830	—
Trading	210	210	210	—	—
Loans held for sale	1,734	1,734	1,734	—	—
Loans, net	1,176,781	1,210,822	—	—	1,210,822
Bank-owned life insurance	27,827	27,827	27,827	—	—
Accrued interest receivable	4,289	4,289	4,289	—	—

Financial liabilities:
Interest-bearing deposits	$843,166	$845,103	$637,841	$—	$207,262
Noninterest-bearing deposits	310,830	310,830	310,830	—	—
Short-term borrowings	41,596	41,596	41,596	—	—
Long-term borrowings	80,998	80,787	—	—	80,787
Accrued interest payable	483	483	483	—	—

	Carrying	Fair	Fair Value Measurements at December 31, 2016
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$43,671	$43,671	$43,671	$—	$—
Investment securities:
Available for sale	133,492	133,492	12,018	121,474	—
Trading	58	58	58	—	—
Loans held for sale	1,953	1,953	1,953	—	—
Loans, net	1,080,785	1,088,122	—	—	1,088,122
Bank-owned life insurance	27,332	27,332	27,332	—	—
Accrued interest receivable	3,672	3,672	3,672	—	—

Financial liabilities:
Interest-bearing deposits	$791,937	$789,401	$571,768	$—	$217,633
Noninterest-bearing deposits	303,277	303,277	303,277	—	—
Short-term borrowings	13,241	13,241	13,241	—	—
Long-term borrowings	85,998	86,353	—	—	86,353
Accrued interest payable	455	455	455	—	—

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

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
March 24, 2017	46,250	—	46,250	$44.21	3 years	10 years
March 24, 2017	23,750	—	23,750	44.21	5 years	10 years
August 27, 2015	38,750	(13,750)	25,000	42.03	5 years	10 years

A summary of stock option activity is presented below:

	September 30, 2017		September 30, 2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	26,500	$42.03	34,750	$42.03
Granted	70,000	44.21	—	—
Exercised	—	—	—	—
Forfeited	(1,500)	42.03	(3,750)	42.03
Expired	—	—	—	—
Outstanding, end of year	95,000	$43.64	31,000	$42.03

Exercisable, end of year	—	$—	—	$—

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

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense, with a corresponding increase in contributed surplus, related to stock options was $8,000 and $21,000 for the three and nine month periods ended September 30, 2017 compared to $6,000 and $17,000 for the same periods of 2016. As of September 30, 2017, no stock options were exercisable and the weighted average years to expiration were 9 years. The fair value of options granted during the three and nine month periods ending September 30, 2017 was approximately zero and $2,173,000 respectively or zero and $31.04 per award. Total unrecognized compensation cost for non-vested shares, $99,000, will be recognized over their weighted average remaining vesting period of 3.56 years.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Summary Results

Net income for the three months ended September 30, 2017 was $3,284,000 compared to $3,059,000 for the same period of 2016 as after-tax securities gains increased $25,000 (from a gain of $172,000 to a loss of $197,000). Basic and diluted earnings per share for the three months ended September 30, 2017 and 2016 were $0.70 and $0.65, respectively. Return on average assets and return on average equity were 0.93% and 9.43% for the three months ended September 30, 2017 compared to 0.91% and 8.69% for the corresponding period of 2016. Net income from core operations (“operating earnings”) was $3,087,000 for the three months ended September 30, 2017 compared to $2,887,000 for the same period of 2016. Basic and diluted operating earnings per share for the three months ended September 30, 2017 were $0.66 compared to $0.61 basic and diluted for the corresponding period of 2016. Impacting the level of operating earnings were several factors including the continued shift of earning assets from the investment portfolio to the loan portfolio as the balance sheet is actively managed to reduce market risk and interest rate risk in a rising rate environment. In addition, the effective tax rate has increased due to the conclusion of the ten year tax credit generation period of several low income elderly housing projects in our market footprint in which the company participates.

Net income for the nine months ended September 30, 2017 was $9,057,000 compared to $9,529,000 for the same period of 2016 as after-tax securities gains decreased $490,000 (from a gain of $810,000 to a gain of $320,000). Basic and diluted earnings per share for the nine months ended September 30, 2017 and 2016 were $1.92 and $2.01, respectively. Return on average assets and return on average equity were 0.87% and 8.69% for the nine months ended September 30, 2017 compared to 0.95% and 9.14% for the corresponding period of 2016. Net income from core operations (“operating earnings”) increased to $8,737,000 for the nine months ended September 30, 2017 compared to $8,719,000 for the same period of 2016. Basic and diluted operating earnings per share for the nine months ended September 30, 2017 were $1.85 compared to $1.84 basic and diluted for the corresponding period of 2016.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP net income	$3,284	$3,059	$9,057	$9,529
Less: net securities gains, net of tax	197	172	320	810
Non-GAAP operating earnings	$3,087	$2,887	$8,737	$8,719

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Return on average assets (ROA)	0.93%	0.91%	0.87%	0.95%
Less: net securities gains, net of tax	0.05%	0.05%	0.03%	0.08%
Non-GAAP operating ROA	0.88%	0.86%	0.84%	0.87%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Return on average equity (ROE)	9.43%	8.69%	8.69%	9.14%
Less: net securities gains, net of tax	0.56%	0.49%	0.31%	0.78%
Non-GAAP operating ROE	8.87%	8.20%	8.38%	8.36%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic earnings per share (EPS)	$0.70	$0.65	$1.92	$2.01
Less: net securities gains, net of tax	0.04	0.04	0.07	0.17
Non-GAAP basic operating EPS	$0.66	$0.61	$1.85	$1.84

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Dilutive EPS	$0.70	$0.65	$1.92	$2.01
Less: net securities gains, net of tax	0.04	0.04	0.07	0.17
Non-GAAP dilutive operating EPS	$0.66	$0.61	$1.85	$1.84

Interest and Dividend Income

Interest and dividend income for the three months ended September 30, 2017 increased to $12,948,000 compared to $11,660,000 for the same period of 2016.  Loan portfolio income increased due to the impact of portfolio growth, primarily in home equity products and indirect auto lending.  The loan portfolio income increase was offset by a decrease in investment portfolio interest due to a slight decline in the average taxable equivalent yield as the duration in the investment portfolio continues to be shortened in order to reduce interest rate and market risk in the future. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years.

During the nine months ended September 30, 2017, interest and dividend income was $36,839,000, an increase of $1,783,000 over the same period of 2016. Interest income on the loan portfolio increased as the growth in the portfolio was countered by a 2 bp decline in average yield. The investment portfolio interest income decreased as the portfolio size was decreased in order to reduce interest rate and market risk, while the yield on the investment portfolio declined 27 bp.

Interest and dividend income composition for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended
	September 30, 2017		September 30, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$11,906	91.95%	$10,541	90.40%	$1,365	12.95%
Investment securities:
Taxable	553	4.27	601	5.15	(48)	(7.99)
Tax-exempt	319	2.46	329	2.82	(10)	(3.04)
Dividend and other interest income	170	1.32	189	1.63	(19)	(10.05)
Total interest and dividend income	$12,948	100.00%	$11,660	100.00%	$1,288	11.05%

	Nine Months Ended
	September 30, 2017		September 30, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$33,642	91.32%	$31,362	89.46%	$2,280	7.27%
Investment securities:
Taxable	1,665	4.52	1,825	5.21	(160)	(8.77)
Tax-exempt	940	2.55	1,203	3.43	(263)	(21.86)
Dividend and other interest income	592	1.61	666	1.90	(74)	(11.11)
Total interest and dividend income	$36,839	100.00%	$35,056	100.00%	$1,783	5.09%

Interest Expense

Interest expense for the three months ended September 30, 2017 increased $83,000 to $1,496,000 compared to $1,413,000 for the same period of 2016.  The increase in interest expense is the result of growth within the deposit portfolio and the lengthening of the time deposit portfolio as part of a strategy to build balance sheet protection in a rising rate environment, offset by a decrease in long-term borrowing utilization.

Interest expense for the nine months ended September 30, 2017 increased $81,000 from the same period of 2016. The reasons noted for the three month period comparison also apply to the nine month period.

Interest expense composition for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended
	September 30, 2017		September 30, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,058	70.72%	$909	64.33%	$149	16.39%
Short-term borrowings	31	2.07	7	0.50	24	342.86
Long-term borrowings	407	27.21	497	35.17	(90)	(18.11)
Total interest expense	$1,496	100.00%	$1,413	100.00%	$83	5.87%

	Nine Months Ended
	September 30, 2017		September 30, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,968	70.22%	$2,624	63.29%	$344	13.11%
Short-term borrowings	39	0.92	41	0.99	(2)	(4.88)
Long-term borrowings	1,220	28.86	1,481	35.72	(261)	(17.62)
Total interest expense	$4,227	100.00%	$4,146	100.00%	$81	1.95%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended September 30, 2017 was 3.57% compared to 3.37% for the corresponding period of 2016.  The impact of the decreasing investment portfolio balance was offset by 9.68% growth in the balance of the average loan portfolio from September 30, 2016 to September 30, 2017. The primary funding for the loan growth was an increase in core deposits. These deposits represent a lower cost funding source than time deposits and comprise 81.94% of total deposits at September 30, 2017 compared to 79.60% at September 30, 2016. Limiting the positive impact on the net interest margin caused by the growth in core deposits was the lengthening of the time deposit portfolio.

The NIM for the nine months ended September 30, 2017 was 3.47% compared to 3.45% for the same period of 2016.  The impact of the decreasing investment portfolio balance was partially offset by growth in the balance of the average loan portfolio from September 30, 2016 to September 30, 2017. The rate on interest-bearing liabilities decreased slightly as the usage of borrowed funds declined.

The following is a schedule of average balances and associated yields for the three and nine months ended September 30, 2017 and 2016:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$53,850	$494	3.64%	$45,715	$452	3.93%
All other loans	1,105,615	11,580	4.16%	1,011,393	10,243	4.03%
Total loans (2)	1,159,465	12,074	4.13%	1,057,108	10,695	4.02%

Taxable securities	83,106	674	3.24%	93,893	725	3.09%
Tax-exempt securities (3)	53,320	483	3.62%	49,231	498	4.05%
Total securities	136,426	1,157	3.39%	143,124	1,223	3.42%

Interest-bearing deposits	14,085	49	1.38%	48,125	65	0.54%

Total interest-earning assets	1,309,976	13,280	4.02%	1,248,357	11,983	3.82%

Other assets	101,035			101,312

Total assets	$1,411,011			$1,349,669

Liabilities and shareholders’ equity:
Savings	$157,341	15	0.04%	$151,464	15	0.04%
Super Now deposits	203,531	140	0.27%	184,440	107	0.23%
Money market deposits	284,155	267	0.37%	245,643	170	0.28%
Time deposits	206,563	636	1.22%	223,082	617	1.10%
Total interest-bearing deposits	851,590	1,058	0.49%	804,629	909	0.45%

Short-term borrowings	19,127	31	0.64%	15,748	7	0.18%
Long-term borrowings	81,107	407	1.96%	91,025	497	2.14%
Total borrowings	100,234	438	1.71%	106,773	504	1.85%

Total interest-bearing liabilities	951,824	1,496	0.62%	911,402	1,413	0.61%

Demand deposits	304,244			281,586
Other liabilities	15,708			15,916
Shareholders’ equity	139,235			140,765

Total liabilities and shareholders’ equity	$1,411,011			$1,349,669
Interest rate spread			3.40%			3.21%
Net interest income/margin		$11,784	3.57%		$10,570	3.37%

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

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$46,752	$1,315	3.76%	$49,204	$1,432	3.89%
All other loans	1,081,148	32,774	4.05%	999,685	30,417	4.06%
Total loans (2)	1,127,900	34,089	4.04%	1,048,889	31,849	4.06%

Taxable securities	85,417	2,039	3.18%	95,652	2,344	3.27%
Tax-exempt securities	50,972	1,424	3.72%	56,291	1,823	4.32%
Total securities	136,389	3,463	3.39%	151,943	4,167	3.66%

Interest-bearing deposits	27,901	218	1.04%	38,411	147	0.51%

Total interest-earning assets	1,292,190	37,770	3.91%	1,239,243	36,163	3.90%

Other assets	102,181			99,295

Total assets	$1,394,371			$1,338,538

Liabilities and shareholders’ equity:
Savings	$157,396	45	0.04%	$151,158	43	0.04%
Super Now deposits	198,560	377	0.25%	190,190	356	0.25%
Money market deposits	278,436	713	0.34%	234,918	471	0.27%
Time deposits	207,331	1,833	1.18%	221,676	1,754	1.06%
Total interest-bearing deposits	841,723	2,968	0.47%	797,942	2,624	0.44%

Short-term borrowings	13,714	39	0.26%	20,273	41	0.27%
Long-term borrowings	79,881	1,220	2.01%	91,025	1,481	2.14%
Total borrowings	93,595	1,259	1.76%	111,298	1,522	1.80%

Total interest-bearing liabilities	935,318	4,227	0.60%	909,240	4,146	0.61%

Demand deposits	301,567			274,488
Other liabilities	18,455			15,775
Shareholders’ equity	139,031			139,035

Total liabilities and shareholders’ equity	$1,394,371			$1,338,538
Interest rate spread			3.31%			3.29%
Net interest income/margin		$33,543	3.47%		$32,017	3.45%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Total interest income	$12,948	$11,660	$36,839	$35,056
Total interest expense	1,496	1,413	4,227	4,146
Net interest income	11,452	10,247	32,612	30,910
Tax equivalent adjustment	332	323	931	1,107
Net interest income (fully taxable equivalent)	$11,784	$10,570	$33,543	$32,017

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017 vs. 2016			2017 vs. 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$76	$(34)	$42	$(70)	$(47)	$(117)
All other loans	993	344	1,337	2,384	(27)	2,357
Taxable investment securities	(86)	35	(51)	(242)	(63)	(305)
Tax-exempt investment securities	40	(55)	(15)	(163)	(236)	(399)
Interest bearing deposits	(68)	52	(16)	(27)	98	71
Total interest-earning assets	955	342	1,297	1,882	(275)	1,607

Interest expense:
Savings deposits	—	—	—	2	—	2
Super Now deposits	12	21	33	15	6	21
Money market deposits	31	66	97	99	143	242
Time deposits	(47)	66	19	(68)	147	79
Short-term borrowings	2	22	24	(2)	—	(2)
Long-term borrowings	(51)	(39)	(90)	(176)	(85)	(261)
Total interest-bearing liabilities	(53)	136	83	(130)	211	81
Change in net interest income	$1,008	$206	$1,214	$2,012	$(486)	$1,526

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2017, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $12,896,000 at December 31, 2016 to $12,933,000 at September 30, 2017.  The increase in the allowance for loan losses was driven by growth in the loan portfolio. In addition, the increase was limited due to the payoff of a large commercial loan that had a significant specific allocation within the allowance for loan losses. The majority of the loans charged-off had a specific allowance within the allowance for losses.  At September 30, 2017 and December 31, 2016, the allowance for loan losses to total loans was 1.09% and 1.18%, respectively.

The provision for loan losses totaled $60,000 and $258,000 for the three months ended September 30, 2017 and 2016 and $605,000 and $866,000 for the nine months ended September 30 2017 and 2016, respectively.  The amount of the provision for loan losses was primarily the result of loan growth offset by minimal net charge-offs.

Nonperforming loans decreased to $8,317,000 at September 30, 2017 from $11,530,000 at September 30, 2016.  The majority of nonperforming loans are centered on loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses. The ratio of nonperforming loans to total loans was 0.70% and 1.08% at September 30, 2017 and 2016, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 155.50% and 110.30% at September 30, 2017 and 2016, respectively. Internal loan review and analysis coupled with loan growth dictated a provision for loan losses of $605,000 for the nine months ended September 30, 2017.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
September 30, 2017	$261	$8,056	$8,317
June 30, 2017	1,329	11,169	12,498
March 31, 2017	141	10,730	10,871
December 31, 2016	870	10,756	11,626
September 30, 2016	114	11,416	11,530

Non-interest Income

Total non-interest income for the three months ended September 30, 2017 compared to the same period in 2016 decreased $342,000 to $2,740,000.  Excluding net securities gains, non-interest income for the three months ended September 30, 2017 decreased $379,000 compared to the same period in 2016.  The decrease in gain on sale of loans was driven by a shift in product mix and decreased volume. The changes in insurance and brokerage commissions are due to a change in the product mix of consumer purchases. Debit card fees decreased due to decreased usage of debit cards.

Total non-interest income for the nine months ended September 30, 2017 compared to the same period in 2016 decreased $1,102,000. Excluding net securities gains, non-interest income decreased $359,000 compared the 2016 period. The reasons noted for the three month period comparison also apply to the nine month period.

Non-interest income composition for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended
	September 30, 2017		September 30, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$550	20.07%	$585	18.98%	$(35)	(5.98)%
Net securities gains, available for sale	302	11.02	253	8.21	49	19.37
Net securities (losses) gains, trading	(4)	(0.15)	8	0.26	(12)	(150.00)
Bank-owned life insurance	166	6.06	172	5.58	(6)	(3.49)
Gain on sale of loans	455	16.61	658	21.35	(203)	(30.85)
Insurance commissions	109	3.98	198	6.42	(89)	(44.95)
Brokerage commissions	352	12.85	290	9.41	62	21.38
Debit card fees	514	18.76	690	22.39	(176)	(25.51)
Other	296	10.80	228	7.40	68	29.82
Total non-interest income	$2,740	100.00%	$3,082	100.00%	$(342)	(11.10)%

	Nine Months Ended
	September 30, 2017		September 30, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,637	20.07%	$1,678	18.13%	$(41)	(2.44)%
Net securities gains, available for sale	487	5.97	1,174	12.68	(687)	(58.52)
Net securities (losses) gains, trading	(2)	(0.02)	54	0.58	(56)	(103.70)
Bank-owned life insurance	499	6.12	516	5.57	(17)	(3.29)
Gain on sale of loans	1,316	16.14	1,691	18.27	(375)	(22.18)
Insurance commissions	399	4.89	604	6.52	(205)	(33.94)
Brokerage commissions	1,044	12.80	817	8.83	227	27.78
Debit card fees	1,450	17.78	1,413	15.26	37	2.62
Other	1,325	16.25	1,310	14.16	15	1.15
Total non-interest income	$8,155	100.00%	$9,257	100.00%	$(1,102)	(11.90)%

Non-interest Expense

Total non-interest expense increased $827,000 for the three months ended September 30, 2017 compared to the same period of 2016.  The increase in salaries and employee benefits is primarily attributable to routine wage increases coupled with an increase in the cost of health insurance.  Occupancy expense increased due to various maintenance projects to refresh facilities. Furniture and equipment expense increased as an acquired building was outfitted. Software amortization decreased as the number of vendors utilized is consolidated. Marketing expenses increased as targeted marketing was increased in the localities were branches will be opened in the next several months. Other non-interest expenses increased primarily due to legal expenses and a reduction in the amortization of investment in limited partnerships as several of the partnerships have reached the end of their tax credit generating life and have been fully amortized.

Total non-interest expense for the nine months ended September 30, 2017 compared to the same period in 2016 increased $1,149,000. The reasons noted for the three month period comparison also apply to the nine month period.

Non-interest expense composition for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended
	September 30, 2017		September 30, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,738	49.53%	$4,507	51.57%	$231	5.13%
Occupancy	603	6.30	544	6.22	59	10.85
Furniture and equipment	816	8.53	662	7.58	154	23.26
Software amortization	235	2.46	580	6.64	(345)	(59.48)
Pennsylvania shares tax	228	2.38	220	2.52	8	3.64
Professional fees	560	5.85	502	5.74	58	11.55
Federal Deposit Insurance Corporation deposit insurance	194	2.03	202	2.31	(8)	(3.96)
Debit card expenses	168	1.76	246	2.81	(78)	(31.71)
Marketing	315	3.29	173	1.98	142	82.08
Intangible amortization	81	0.85	90	1.03	(9)	(10.00)
Other	1,628	17.02	1,013	11.60	615	60.71
Total non-interest expense	$9,566	100.00%	$8,739	100.00%	$827	9.46%

	Nine Months Ended
	September 30, 2017		September 30, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$14,116	51.11%	$13,433	50.76%	$683	5.08%
Occupancy	1,855	6.72	1,630	6.16	225	13.80
Furniture and equipment	2,129	7.71	2,042	7.72	87	4.26
Software amortization	750	2.72	950	3.59	(200)	(21.05)
Pennsylvania shares tax	696	2.52	698	2.64	(2)	(0.29)
Professional fees	1,816	6.58	1,512	5.71	304	20.11
Federal Deposit Insurance Corporation deposit insurance	514	1.86	670	2.53	(156)	(23.28)
Debit card expenses	478	1.73	456	1.72	22	4.82
Marketing	690	2.50	568	2.15	122	21.48
Intangible amortization	256	0.93	276	1.04	(20)	(7.25)
Other	4,314	15.62	4,230	15.98	84	1.99
Total non-interest expense	$27,614	100.00%	$26,465	100.00%	$1,149	4.34%

Provision for Income Taxes

Income taxes increased $9,000 and $184,000 for the three and nine months ended September 30, 2017 compared to the same periods of 2016.  The effective tax rate for the three and nine months ended September 30, 2017 was 29.39% and 25.76% compared to 2.15% and 20.58% for the same periods of 2016. The primary cause of the increase in tax expense for the three and nine months ended September 30, 2017 compared to 2016 is the impact of a reduction of tax-exempt interest income within the investment portfolio as the portfolio was strategically reduced and a reduction in the amount of federal tax credits recognized from low income elderly housing partnerships. Excluding the impact of securities gains and losses, the effective tax rate for the three and nine months ended September 30, 2017 was 27.66% and 27.57% compared to 29.08% and 24.89% for the same periods of 2016.  The Company currently is in a deferred tax asset position.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents decreased $15,924,000 from $43,671,000 at December 31, 2016 to $27,747,000 at September 30, 2017 primarily as a result of the following activities during the nine months ended September 30, 2017.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds leading loan originations, less $1,316,000 in realized gains, by $219,000 for the nine months ended September 30, 2017.

Loans

Gross loans increased $96,033,000 since December 31, 2016 due primarily to an increase in installment loans to individuals. The growth in installment loans was driven by automobile indirect lending. Loan growth has also picked up in our commercial, financial, and agricultural loan products.

The allocation of the loan portfolio, by category, as of September 30, 2017 and December 31, 2016 is presented below:

	September 30, 2017		December 31, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$175,299	14.73%	$146,110	13.36%	$29,189	19.98%
Real estate mortgage:
Residential	576,134	48.43	564,740	51.63	11,394	2.02%
Commercial	323,510	27.19	306,182	27.99	17,328	5.66%
Construction	29,352	2.47	34,650	3.17	(5,298)	(15.29)%
Installment loans to individuals	86,639	7.28	43,256	3.96	43,383	100.29%
Net deferred loan fees and discounts	(1,220)	(0.10)	(1,257)	(0.11)	37	(2.94)%
Gross loans	$1,189,714	100.00%	$1,093,681	100.00%	$96,033	8.78%

The following table shows the amount of accrual and non-accrual TDRs at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$22	$120	$142	$109	$132	$241
Real estate mortgage:
Residential	1,199	341	1,540	1,491	541	2,032
Commercial	4,495	2,252	6,747	4,723	2,184	6,907
	$5,716	$2,713	$8,429	$6,323	$2,857	$9,180

Investments

The fair value of the investment securities portfolio at September 30, 2017 decreased $1,027,000 since December 31, 2016 while the amortized cost of the portfolio decreased $2,095,000.  The portfolio continues to be actively managed in order to reduce interest rate and market risk. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years.  The proceeds of the bond sales are being deployed into loans and intermediate term corporate bonds and short and intermediate term municipal bonds.  The strategy to sell a portion of the long-term bond portfolio does negatively impact current earnings, but this action plays a key role in our long-term asset liability management strategy as the balance sheet is shortened in anticipation of a steadily rising rate environment. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 87.34% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing.  The amortized cost of the available for sale equity securities portfolio has increased $1,604,000 to $12,837,000 at September 30, 2017 from $11,233,000 at December 31, 2016 while the fair value increased $1,465,000 over the same time period.

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

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at September 30, 2017 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$4,544	$4,530	$—	$—	$—	$—	$4,544	$4,530
State and political securities	61,293	61,751	—	—	575	576	61,868	62,327
Other debt securities	38,422	37,917	13,478	13,059	1,054	997	52,954	51,973
Total debt securities AFS	$104,259	$104,198	$13,478	$13,059	$1,629	$1,573	$119,366	$118,830

Financing Activities

Deposits

Total deposits increased $58,782,000 from December 31, 2016 to September 30, 2017.  The growth was led by an increase in money market and NOW deposit accounts from December 31, 2016 to September 30, 2017 of $29,407,000 and $29,091,000, respectively.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios. While deposit gathering efforts have centered on core deposits, the lengthening of the time deposit portfolio is moving forward as part of the strategy to build balance sheet protection in a rising rate environment. The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.

Deposit balances and their changes for the periods being discussed follow:

	September 30, 2017		December 31, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$310,830	26.94%	$303,277	27.69%	$7,553	2.49%
NOW accounts	203,744	17.66	174,653	15.95	29,091	16.66
Money market deposits	274,528	23.79	245,121	22.38	29,407	12.00
Savings deposits	156,437	13.56	153,788	14.04	2,649	1.72
Time deposits	208,457	18.05	218,375	19.94	(9,918)	(4.54)
Total deposits	$1,153,996	100.00%	$1,095,214	100.00%	$58,782	5.37%

Borrowed Funds

Total borrowed funds decreased 23.53%, or $23,355,000, to $122,594,000 at September 30, 2017 compared to $99,239,000 at December 31, 2016.  The reduction in long-term borrowings was the result of a maturity. The increase in short-term borrowed funds supplemented deposit growth in the funding of the loan portfolio growth with overnight borrowings from the FHLB being the primary source of short-term borrowings. The decline in securities sold under agreement to repurchase is due to the phasing out of a product the bank offers.

	September 30, 2017		December 31, 2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$32,434	26.46%	$—	—%	$32,434	—%
Securities sold under agreement to repurchase	9,162	7.47	13,241	13.34	(4,079)	(30.81)
Total short-term borrowings	41,596	33.93	13,241	13.34	28,355	214.15
Long-term borrowings:
Long-term FHLB borrowings	80,625	65.77	85,625	86.28	(5,000)	(5.84)
Long-term capital lease	373	0.30	373	0.38	—	—
Total long-term borrowings	80,998	66.07	85,998	86.66	(5,000)	(5.81)
Total borrowed funds	$122,594	100.00%	$99,239	100.00%	$23,355	23.53%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	September 30, 2017	December 31, 2016
Mortgage-backed and state and political securities pledged, fair value	$13,884	$15,574
Repurchase agreements	9,162	13,241

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

The Company's capital ratios as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$126,491	11.781%	$125,804	12.620%
For Capital Adequacy Purposes	48,316	4.500	44,849	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	61,737	5.750	51,078	5.125
To Be Well Capitalized	69,790	6.500	64,782	6.500
Total Capital (to Risk-weighted Assets)
Actual	$128,801	11.996%	$133,393	13.380%
For Capital Adequacy Purposes	85,896	8.000	79,732	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	99,317	9.250	85,961	8.625
To Be Well Capitalized	107,370	10.000	99,665	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$126,491	11.781%	$125,804	12.620%
For Capital Adequacy Purposes	64,421	6.000	59,799	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	77,842	7.250	66,028	6.625
To Be Well Capitalized	85,895	8.000	79,732	8.000
Tier I Capital (to Average Assets)
Actual	$126,491	9.074%	$125,804	9.432%
For Capital Adequacy Purposes	55,760	4.000	53,352	4.000
To Be Well Capitalized	69,700	5.000	66,691	5.000

Jersey Shore State Bank's capital ratios as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$88,724	10.603%	$86,397	11.136%
For Capital Adequacy Purposes	37,655	4.500	34,914	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	48,115	5.750	39,763	5.125
To Be Well Capitalized	54,391	6.500	50,431	6.500
Total Capital (to Risk-weighted Assets)
Actual	$89,351	10.678%	$90,992	11.728%
For Capital Adequacy Purposes	66,942	8.000	62,069	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	77,402	9.250	66,918	8.625
To Be Well Capitalized	83,678	10.000	77,587	10.000
Tier I Capital (to Risk-weighted Assets)	-
Actual	$88,724	10.603%	$86,397	11.136%
For Capital Adequacy Purposes	50,207	6.000	46,552	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	60,667	7.250	51,401	6.625
To Be Well Capitalized	66,943	8.000	62,069	8.000
Tier I Capital (to Average Assets)
Actual	$88,724	8.556%	$86,397	8.894%
For Capital Adequacy Purposes	41,479	4.000	38,856	4.000
To Be Well Capitalized	51,849	5.000	48,570	5.000

Luzerne Bank's capital ratios as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$31,619	9.916%	$31,102	10.165%
For Capital Adequacy Purposes	14,349	4.500	13,769	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	18,335	5.750	15,682	5.125
To Be Well Capitalized	20,726	6.500	19,889	6.500
Total Capital (to Risk-weighted Assets)
Actual	$33,011	10.353%	$33,589	10.977%
For Capital Adequacy Purposes	25,508	8.000	24,479	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	29,494	9.250	26,391	8.625
To Be Well Capitalized	31,885	10.000	30,599	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$31,619	9.916%	$31,102	10.165%
For Capital Adequacy Purposes	19,132	6.000	18,359	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	23,118	7.250	20,272	6.625
To Be Well Capitalized	25,509	8.000	24,479	8.000
Tier I Capital (to Average Assets)
Actual	$31,619	8.703%	$31,102	8.535%
For Capital Adequacy Purposes	14,532	4.000	14,576	4.000
To Be Well Capitalized	18,166	5.000	18,220	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited, except for net loans to total deposits, at September 30, 2017:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a total current maximum borrowing capacity at the FHLB of $438,674,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $52,000,000.  Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $113,059,000 as of September 30, 2017.

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

The following is a rate shock forecast for the twelve month period ending September 30, 2018 assuming a static balance sheet as of September 30, 2017.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$41,960	$44,460	$46,574	$48,284	$49,787	$51,179	$52,592
Change from static	(4,614)	(2,114)	—	1,710	3,213	4,605	6,018
Percent change from static	-9.91%	-4.54%	—	3.67%	6.90%	9.89%	12.92%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended September 30, 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1 - July 31, 2017)	—	—	—	342,446
Month #2 (August 1 - August 31, 2017)	—	—	—	342,446
Month #3 (September 1 - September 30, 2017)	—	—	—	342,446

On April 24, 2017, the Board of Directors extended the previously approved authorization to repurchase up to 482,000 shares, or approximately 10%, of the outstanding shares of the Company for an additional year to April 30, 2018.  As of September 30, 2017 there have been 91,856 shares repurchased under this plan.

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
10(i)
Employment Agreement, dated October 30, 2017, by and between Penns Woods Bancorp, Inc. and Brian L. Knepp (incorporated by reference to Exhibit 10 (i) of the Registrant's Current Report on Form 8-K filed on November 2, 2017).

31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2017 and December 31, 2016; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) the Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2017 and 2016; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	November 8, 2017	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2017	/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2017 and December 31, 2016; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) the Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2017 and 2016; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.