Form 10-K
period 2017-12-31
PENNS WOODS BANCORP INC
filed 2018-03-13
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting stock held by non-affiliates of the registrant $193,053,570 at June 30, 2017.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2018
Common Stock, $8.33 Par Value	4,689,563 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 24, 2018 are incorporated by reference in Part III hereof.

PART I

ITEM 1	BUSINESS

A. General Development of Business and History

On January 7, 1983, Penns Woods Bancorp, Inc. (the “Company”) was incorporated under the laws of the Commonwealth of Pennsylvania as a bank holding company. In connection with the organization of the Company, Jersey Shore State Bank ("JSSB"), a Pennsylvania state-chartered bank, became a wholly owned subsidiary of the Company.  On June 1, 2013, the Company acquired Luzerne Bank ("Luzerne") with Luzerne operating as a subsidiary of the Company (JSSB and Luzerne are collectively referred to as the "Banks"). The Company’s two other wholly-owned subsidiaries are Woods Real Estate Development Company, Inc. and Woods Investment Company, Inc.  The Company is also a partner in United Insurance Solutions, LLC. The Company’s business has consisted primarily of managing and supervising the Banks, and its principal source of income has been dividends paid by the Banks and Woods Investment Company, Inc.

The Banks are engaged in commercial and retail banking which includes the acceptance of time, savings, and demand deposits, the funding of commercial, consumer, and mortgage loans, and safe deposit services.  Utilizing a branch office network, ATMs, Internet, and telephone banking delivery channels, the Banks deliver their products and services to the communities they reside in.

In October 2000, JSSB acquired The M Group, Inc. D/B/A The Comprehensive Financial Group (“The M Group”). The M Group, which operates as a subsidiary of JSSB, offers insurance and securities brokerage services. Securities are offered by The M Group through Voya Financial, a registered broker-dealer.

Neither the Company nor the Banks anticipate that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or their competitive position.  The Banks are not dependent on a single customer or a few customers, the loss of whom would have a material effect on the business of the Banks.

JSSB employed 242 persons, Luzerne employed 73 persons, and The M Group employed 4 persons as of December 31, 2017 in either a full-time or part-time capacity.  The Company does not have any employees.  The principal officers of the Banks also serve as officers of the Company.

Woods Investment Company, Inc., a Delaware holding company, maintains an investment portfolio that is managed for total return and to fund dividend payments to the Company.

Woods Real Estate Development Company, Inc. serves the Company through its acquisition and ownership of certain properties utilized by the Bank.

United Insurance Solutions, LLC., has been formed and will be offering property and casualty and auto insurance products within the Company's market footprint during 2018.

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

B. Regulation and Supervision

The Company is a registered bank holding company and, as such is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the “BHCA”) and to supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”).  During 2017, the Company elected to become a financial holding company under the BHCA and the regulations of the FRB. The Banks are also subject to the supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”), as their primary federal regulator and as the insurer of the Banks' deposits.  The Banks are also regulated and examined by the Pennsylvania Department of Banking and Securities (the “Department”).

The insurance activities of The M Group are subject to regulation by the insurance departments of the various states in which The M Group conducts business, including principally the Pennsylvania Department of Insurance. The securities brokerage activities of The M Group are subject to regulation by federal and state securities commissions.

The insurance activities of United Insurance Solutions, LLC are subject to regulation by the Pennsylvania Department of Insurance.

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

It is also the policy of the FRB that a bank holding company generally may only pay dividends on common stock out of net income available to common shareholders over the past twelve months and only if the prospective rate of earnings retention appears consistent with a bank holding company’s capital needs, asset quality, and overall financial condition.  In the current financial and economic environment, the FRB has indicated that bank holding companies should carefully review their dividend policy and has discouraged dividend pay-out ratios at the 100% level unless both asset quality and capital are very strong.  A bank holding company also should not maintain a dividend level that places undue pressure on the capital of such institution’s subsidiaries, or that may undermine the bank holding company’s ability to serve as a source of strength for such subsidiaries.

C. Regulation of the Banks

The Banks are highly regulated by the FDIC and the Department.  The laws that such agencies enforce limit the specific types of businesses in which the Banks may engage, and the products and services that the Banks may offer to customers.  Generally, these limitations are designed to protect the insurance fund of the FDIC and/or the customers of the Banks, and not the Banks or their shareholders.  From time to time, various types of new federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Banks. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect business of the Banks.  As a consequence of the extensive regulation of commercial banking activities in the United States, the Banks' business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.  Some of the major regulatory provisions that affect the business of the Banks are discussed briefly below.

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

Deposit Insurance

The FDIC maintains the Deposit Insurance Fund ("DIF") by assessing depository institutions an insurance premium. The FDIC has set the amount of deposits it insures at $250,000.

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

Federal Home Loan Bank System

The Banks are members of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2017, the Banks had $70,625,000 in FHLB advances.

As a member, the Banks are required to purchase and maintain stock in the FHLB. The amount of required stock varies based on the FHLB products utilized by the Banks and the amount of the products utilized.  At December 31, 2017, the Banks had $12,826,600 in stock of the FHLB, which was in compliance with this requirement.

Other Legislation

The 2010 Dodd-Frank Act significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The federal agencies are given significant discretion in drafting rules and regulations to implement the Dodd-Frank Act, and consequently, much of the impact of the Dodd-Frank Act may not be known for some time.

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

Congress is often considering financial industry legislation, and the federal banking agencies routinely propose new regulations.  The Company cannot predict how any new legislation, or new rules adopted by federal or state banking agencies, may affect the business of the Company and its subsidiaries in the future.

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

DESCRIPTION OF THE BANKS

History and Business

JSSB was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly owned subsidiary of the Company on July 12, 1983. As of December 31, 2017, JSSB had total assets of $1,092,014,000; total shareholders’ equity of $86,112,000; and total deposits of $809,955,000. JSSB's deposits are insured by the FDIC for the maximum amount provided under current law.

Luzerne was acquired by the Company on June 1, 2013. As of December 31, 2017, Luzerne had total assets of $398,786,000; total shareholders’ equity of $45,525,000; and total deposits of $338,121,000. Luzerne's deposits are insured by the FDIC for the maximum amount provided under current law.

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

The Banks' loan portfolio mix can be classified into three principal categories: commercial and agricultural, real estate, and consumer.  Real estate loans can be further segmented into residential, commercial, and construction.  Qualified borrowers are defined by our loan policy and our underwriting standards. Owner provided equity requirements range from 0% to 35%, depending on the collateral offered for the loan.  Terms are generally restricted to 30 years or less with the exception of construction and land development, which are generally limited to one and five years, respectively.  Real estate appraisals, property construction verifications, and site visitations comply with our loan policy and with industry regulatory standards.

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

Commercial loans are made for the acquisition and improvement of real estate, purchase of equipment, and for working capital purposes on a seasonal or revolving basis.  General purpose working capital loans are also available with repayment expected within one year.  Equipment loans are generally amortized over three to ten years. Insurance coverage with the Banks as loss payee is required, especially in the case where the equipment is rolling stock.  It is also a general policy to collateralize non-real estate loans with the asset purchased and, depending upon loan terms, junior liens are filed on other available assets.  Financial information required on all commercial mortgages includes the most current three years balance sheets and income statements and projections on income to be developed through the project. In the case of corporations and partnerships, the principals are often asked to personally guaranty the entity’s debt.

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

The banking environment in Lycoming, Clinton, Centre, Montour, Union and Luzerne Counties, Pennsylvania is highly competitive.  The Banks operate twenty-five full service offices in these markets and compete for loans and deposits with numerous commercial banks, savings and loan associations, and other financial institutions. The economic base of the region is developed around small business, health care, educational facilities (college and public schools), light manufacturing industries, and agriculture.

The Banks have a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors, excluding public entities that account for approximately 11% of total deposits.  Although the Banks have regular opportunities to bid on pools of funds of $100,000 or more in the hands of municipalities, hospitals, and others, it does not rely on these monies to fund loans or intermediate or longer-term investments.

The Banks have not experienced any significant seasonal fluctuations in the amount of deposits. The Banks have experienced an outflow of deposits related to municipalities and school districts due to the ongoing Commonwealth of Pennsylvania budget impasse.

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

The Company is required to adopt the FASB's accounting standard which requires measurement of certain financial assets (including loans) using the current expected credit losses (CECL) beginning in calendar year 2020.
Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The FASB's amendment replaces the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. The Company is in the process of evaluating the impact of the adoption of this guidance on the Company's financial statements; however, it is anticipated that the allowance will increase upon the adoption of CECL and that the increased allowance level will have the effect of decreasing shareholders' equity and the Company's and Bank's regulatory capital ratios.

The effects of the Tax Cuts and Jobs Act of 2017 on our business have not yet been fully analyzed and could have an adverse effect on our net income.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted into law. The Tax Cuts and Jobs Act makes significant changes to U.S. corporate income tax laws including a decrease in the corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the Tax Cuts and Jobs Act, the Company recorded an additional provisional income tax expense of $2,724,000 in the fourth quarter of 2017 due to a remeasurement of the Company’s deferred tax assets and liabilities. Reasonable estimates were made based on the Company’s analysis of the Tax Cuts and Jobs Act. This provisional amount may be adjusted in future periods during 2018 when additional information is obtained. Additional information that may affect the Company’s provisional amount would include further clarification and guidance on how the IRS will implement tax reform, further clarification and guidance on how state taxing authorities will implement tax reform and the related effect on the Company’s state income tax returns, completion of the Company’s 2017 tax return filings, and the potential for additional guidance from the SEC or the FASB related to the Tax Cuts and Jobs Act. The Company cannot determine at this time the full effects of the Tax Act on its business and financial results.
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

The Company owns or leases its properties.  Listed herewith are the locations of properties owned or leased as of December 31, 2017, in which the banking offices are located; all properties are in good condition and adequate for the Company's purposes:

Jersey Shore State Bank & Subsidiaries
Office	Address	Ownership
Main Street	115 South Main Street, PO Box 5098	Owned
Jersey Shore, Pennsylvania 17740

Bridge Street	112 Bridge Street	Owned
Jersey Shore, Pennsylvania 17740

DuBoistown	2675 Euclid Avenue	Owned
Williamsport, Pennsylvania 17702

Williamsport	300 Market Street	Owned
P.O. Box 967
Williamsport, Pennsylvania 17703-0967

Montgomery	9094 Rt. 405 Highway	Owned
Montgomery, Pennsylvania 17752

Lock Haven	4 West Main Street	Owned
Lock Haven, Pennsylvania 17745

Mill Hall	(Inside Wal-Mart), 173 Hogan Boulevard	Under Lease
Mill Hall, Pennsylvania 17751

Spring Mills	3635 Penns Valley Road, P.O. Box 66	Under Lease
Spring Mills, Pennsylvania 16875

Centre Hall	2842 Earlystown Road	Land Under Lease
Centre Hall, Pennsylvania 16828

Zion	100 Cobblestone Road	Under Lease
Bellefonte, Pennsylvania 16823

State College	2050 North Atherton Street	Land Under Lease
State College, Pennsylvania 16803

Montoursville	820 Broad Street	Under Lease
Montoursville, Pennsylvania 17754

Danville	150 Continental Boulevard	Under Lease
Danville, Pennsylvania 17821

Loyalsock	1720 East Third Street	Owned
Williamsport, PA 17701

Lewisburg	550 North Derr Drive	Land Under Lease
Lewisburg, PA 17837

Muncy-Hughesville	3081 Route 405 Highway	Owned
Muncy, PA 17756

Mansfield Mortgage Office	102 West Wellsboro Street, Suite 2	Under Lease
Mansfield, PA 16933

The M Group, Inc.	1720 East Third Street	Owned
D/B/A The Comprehensive Financial Group	Williamsport, PA 17701

Luzerne Bank
Office	Address	Ownership
Dallas	509 Main Road	Owned
Memorial Highway
Dallas, PA 18612

Lake	Corners of Rt. 118 & 415	Owned
Dallas, PA 18612

Hazle Twp.	10 Dessen Drive	Owned
Hazle Twp., PA 18202

Luzerne	118 Main Street	Owned
Luzerne, PA 18709

Plains	1077 Hwy. 315	Under Lease
Wilkes Barre, PA 18702

Swoyersville	801 Main Street	Owned
Swoyersville, PA 18704

Wilkes-Barre	67 Public Square	Under Lease
Wilkes-Barre, PA 18701

Wyoming	324 Wyoming Ave.	Owned
Wyoming, PA 18644

Conyngham Valley	669 State Route 93 STE 5	Under Lease
Sugarloaf, PA 18249

ITEM 3	LEGAL PROCEEDINGS

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

The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “PWOD”.  The following table sets forth (1) the quarterly high and low closing sale prices for a share of the Company’s common stock during the periods indicated, and (2) quarterly dividends on a share of the common stock with respect to each quarter since January 1, 2015.

	Price Range		Dividends
	High	Low	Declared
2017
First quarter	$49.45	$43.28	$0.47
Second quarter	43.60	38.17	0.47
Third quarter	46.47	41.08	0.47
Fourth quarter	49.79	45.65	0.47
2016
First quarter	$41.32	$36.73	$0.47
Second quarter	44.70	37.82	0.47
Third quarter	44.75	40.34	0.47
Fourth quarter	52.03	41.00	0.47
2015
First quarter	$48.91	$44.41	$0.47
Second quarter	48.28	41.84	0.47
Third quarter	44.56	40.41	0.47
Fourth quarter	45.28	40.47	0.47

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

As of March 1, 2017, the Company had approximately 1,285 shareholders of record.

Following is a schedule of the shares of the Company’s common stock purchased by the Company during the fourth quarter of 2017.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1 - October 31, 2017)	—	$—	—	342,446
Month #2 (November 1 - November 30, 2017)	—	—	—	342,446
Month #3 (December 1 - December 31, 2017)	—	—	—	342,446

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Stock Index, NASDAQ Composite, Russell 2000, and SNL U.S. Bank NASDAQ Index for the period of five fiscal years assuming the investment of $100.00 on December 31, 2012 and assuming the reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

Total Return Performance

Index Value
250
225
200
175
150
125
100
75
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
Penns Woods Bancorp, Inc.
S&P 500 Index
NASDAQ Composite Index
SNL U.S. Bank NASDAQ Index
Russell 2000 Index

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Penns Woods Bancorp, Inc.	100.00	143.07	143.94	129.53	160.84	153.22
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL U.S. Bank NASDAQ	100.00	143.73	148.86	160.70	222.81	234.58
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58

ITEM 6	SELECTED FINANCIAL DATA

The following table sets forth certain financial data for each of the years in the five-year period ended December 31, 2017:

(In Thousands, Except Per Share Data Amounts)	2017	2016	2015	2014	2013
Consolidated Statement of Income Data:
Interest income	$49,977	$46,813	$46,124	$45,606	$43,299
Interest expense	5,897	5,567	5,219	4,962	5,264
Net interest income	44,080	41,246	40,905	40,644	38,035
Provision for loan losses	730	1,196	2,300	2,850	2,275
Net interest income after provision for loan losses	43,350	40,050	38,605	37,794	35,760
Non-interest income	10,744	12,113	12,765	14,508	12,042
Non-interest expense	36,862	35,091	33,736	33,890	30,267
Income before income tax provision	17,232	17,072	17,634	18,412	17,535
Income tax provision	7,459	4,597	3,736	3,804	3,451
Net income	$9,773	$12,475	$13,898	$14,608	$14,084

Consolidated Balance Sheet at End of Period:
Total assets	$1,474,492	$1,348,590	$1,320,057	$1,245,011	$1,211,995
Loans	1,246,614	1,093,681	1,045,207	915,579	818,344
Allowance for loan losses	(12,858)	(12,896)	(12,044)	(10,579)	(10,144)
Deposits	1,146,320	1,095,214	1,031,880	981,419	973,002
Long-term debt	70,970	85,998	91,025	71,176	71,202
Shareholders’ equity	138,192	138,249	136,279	135,967	127,815

Per Share Data:
Earnings per share - basic	$2.08	$2.64	$2.91	$3.03	$3.19
Earnings per share - diluted	2.08	2.64	2.91	3.03	3.19
Cash dividends declared	1.88	1.88	1.88	1.88	2.13
Book value	29.47	29.20	28.71	28.30	26.52
Number of shares outstanding, at end of period	4,689,189	4,734,657	4,747,132	4,804,815	4,819,333
Weighted average number of shares outstanding - basic and diluted	4,705,602	4,735,457	4,772,239	4,816,149	4,410,626

Selected Financial Ratios:
Return on average shareholders’ equity	6.91%	8.96%	10.11%	10.79%	12.36%
Return on average total assets	0.69%	0.93%	1.08%	1.19%	1.32%
Net interest margin	3.47%	3.44%	3.61%	3.81%	4.13%
Dividend payout ratio	82.05%	71.37%	64.52%	61.99%	67.88%
Average shareholders’ equity to average total assets	10.05%	10.36%	10.68%	11.05%	10.70%
Loans to deposits, at end of period	108.75%	99.86%	101.29%	93.29%	84.11%

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 34%.  The tax equivalent adjustments to net interest income for 2017, 2016, and 2015 were $1,281,000, $1,402,000, and $2,011,000, respectively.

2017 vs. 2016

Reported net interest income increased $2,834,000 to $44,080,000 for the year ended December 31, 2017 compared to the year ended December 31, 2016, as growth in the earning asset portfolio was coupled with the yield on earning assets increasing to 3.92% from 3.88%.  Total interest income increased $3,164,000 as the impact of growth in the average balance of the loan portfolio was limited by a decline in the average balance of the investment portfolio as the investment portfolio is actively managed to reduce interest rate and market risk. Interest income on a tax equivalent basis recognized on the loan portfolio increased $3,801,000 due to a $92,281,000 increase in the average balance in the loan portfolio.  Interest and dividend income generated from the investment portfolio on a tax equivalent basis decreased $808,000 due to a $14,277,000 decrease in the average balance in the investment portfolio and a 22 basis point ("bp") reduction in the average rate.

Interest expense increased $330,000 to $5,897,000 for the year ended December 31, 2017 compared to 2016.  The increase in interest expense was driven by growth in total deposits, the primary source of funding for the earning asset portfolio growth. The impact of the growth in interest-bearing liabilities was limited by a minimal increase of 1 bp in cost of funds. The average rate paid on time deposits increased 13 bp as the time deposit portfolio was lengthened in preparation for a rising rate environment.

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

Interest expense increased $348,000 to $5,567,000 for the year ended December 31, 2016 compared to 2015. Growth in total interest earning assets was funded primarily through the organic growth in total deposits, of which, the rate paid on time deposits was the primary driver of the increase in interest expense. The impact of the growth in interest-bearing liabilities was limited by a minimal increase of 2 bp in cost of funds. The average rate paid on time deposits increased 16 bp as the time deposit portfolio was lengthened in preparation for a rising rate environment.

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

	2017			2016			2015
(Dollars In Thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Tax-exempt loans	$49,982	$1,924	3.85%	$47,782	$1,852	3.87%	$43,395	$1,679	3.87%
All other loans	1,099,465	44,563	4.05%	1,009,384	40,834	4.05%	932,179	38,026	4.08%
Total loans	1,149,447	46,487	4.04%	1,057,166	42,686	4.04%	975,574	39,705	4.07%

Taxable securities	84,079	2,689	3.20%	94,887	3,072	3.24%	127,052	4,183	3.29%
Tax-exempt securities	50,169	1,845	3.68%	53,638	2,270	4.23%	83,293	4,235	5.08%
Total securities	134,248	4,534	3.38%	148,525	5,342	3.60%	210,345	8,418	4.00%

Interest-bearing deposits	22,461	237	1.06%	36,592	187	0.51%	4,238	12	0.28%

Total interest-earning assets	1,306,156	51,258	3.92%	1,242,283	48,215	3.88%	1,190,157	48,135	4.04%

Other assets	100,481			99,500			97,103

Total assets	$1,406,637			$1,341,783			$1,287,260

Liabilities and shareholders’ equity:
Savings	$157,851	62	0.04%	$151,397	58	0.04%	$143,055	56	0.04%
Super Now deposits	200,436	528	0.26%	187,106	458	0.24%	187,396	491	0.26%
Money market deposits	274,546	949	0.35%	238,175	648	0.27%	207,252	554	0.27%
Time deposits	210,608	2,544	1.21%	221,498	2,383	1.08%	220,360	2,028	0.92%
Total interest-bearing deposits	843,441	4,083	0.48%	798,176	3,547	0.44%	758,063	3,129	0.41%

Short-term borrowings	25,984	234	0.89%	18,518	46	0.25%	38,909	116	0.30%
Long-term borrowings	78,745	1,580	1.98%	90,554	1,974	2.14%	84,721	1,974	2.30%
Total borrowings	104,729	1,814	1.71%	109,072	2,020	1.82%	123,630	2,090	1.67%

Total interest-bearing liabilities	948,170	5,897	0.62%	907,248	5,567	0.61%	881,693	5,219	0.59%

Demand deposits	302,651			279,130			251,029
Other liabilities	14,398			16,152			17,047
Shareholders’ equity	141,418			139,253			137,491

Total liabilities and shareholders’ equity	$1,406,637			$1,341,783			$1,287,260
Interest rate spread			3.30%			3.27%			3.45%
Net interest income/margin		$45,361	3.47%		$42,648	3.44%		$42,916	3.61%

·                  Fees on loans are included with interest on loans as follows: 2017 - $1,159,000; 2016 - $873,000; 2015 - $422,000.
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

Reconciliation of Taxable Equivalent Net Interest Income

(In Thousands)	2017	2016	2015
Total interest income	$49,977	$46,813	$46,124
Total interest expense	5,897	5,567	5,219
Net interest income	44,080	41,246	40,905
Tax equivalent adjustment	1,281	1,402	2,011
Net interest income (fully taxable equivalent)	$45,361	$42,648	$42,916

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

	Year Ended December 31,
	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease) Due To			Increase (Decrease) Due To
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$73	$(1)	$72	$173	$—	$173
Loans	3,729	—	3,729	3,093	(285)	2,808
Taxable investment securities	(345)	(38)	(383)	(1,048)	(63)	(1,111)
Tax-exempt investment securities	(142)	(283)	(425)	(1,338)	(627)	(1,965)
Interest-bearing deposits	(36)	86	50	91	84	175
Total interest-earning assets	3,279	(236)	3,043	971	(891)	80

Interest expense:
Savings deposits	4	—	4	4	(2)	2
Super Now deposits	29	41	70	(1)	(32)	(33)
Money market deposits	107	194	301	90	4	94
Time deposits	(35)	196	161	11	344	355
Short-term borrowings	25	163	188	(52)	(18)	(70)
Long-term borrowings	(250)	(144)	(394)	133	(133)	—
Total interest-bearing liabilities	(120)	450	330	185	163	348
Change in net interest income	$3,399	$(686)	$2,713	$786	$(1,054)	$(268)

PROVISION FOR LOAN LOSSES

2017 vs. 2016

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2017, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance. The banking regulators could require additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses declined slightly from $12,896,000 at December 31, 2016 to $12,858,000 at December 31, 2017.  At December 31, 2017, the allowance for loan losses was 1.03% of total loans compared to 1.18% of total loans at December 31, 2016.

The provision for loan losses totaled $730,000 for the year ended December 31, 2017 compared to $1,196,000 for the year ended December 31, 2016.  The decrease in the provision was appropriate when considering the gross loan growth and low level of net charge-offs during 2017.  Net charge-offs of $768,000 represented 0.07% of average loans for the year ended December 31, 2017 compared to net charge-offs of $344,000 or 0.03% of average loans for the year ended December 31, 2016.  The growth in the loan portfolio was driven by home equity product growth which historically is a lower risk product than commercial loans and requires a lower allowance for loan losses. In addition, growth occurred in the indirect auto loan portfolio that has experienced minimal charge-offs. Nonperforming loans decreased $4,358,000 as a large nonperforming loan was paid-off during the third quarter of 2017. The majority of the nonperforming loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses.  Internal loan review and analysis, coupled with the ratios and decreased level of nonperforming loans noted previously, dictated a decrease in the provision for loan losses.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2016 vs. 2015

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

NON-INTEREST INCOME

2017 vs. 2016

Total non-interest income decreased $1,369,000 from the year ended December 31, 2016 to December 31, 2017.  Excluding net security gains, non-interest income decreased $292,000 year over year.  Service charges decreased due to decreased level of overdraft income. Bank owned life insurance income decreased due to a decrease in the earnings rate. Insurance commissions decreased while brokerage commissions increased due to a shift in product mix.  Gain on sale of loans decreased due to reduced volume. Debit card income increased to $1,960,000 for 2017 an increase of $64,000 or 3.38% from 2016.

	2017		2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$2,222	20.68%	$2,249	18.57%	$(27)	(1.20)%
Net securities gains, available for sale	600	5.58	1,611	13.30	(1,011)	(62.76)
Net securities (losses) gains, trading	(8)	(0.07)	58	0.48	(66)	113.79
Bank owned life insurance	666	6.20	684	5.65	(18)	(2.63)
Gain on sale of loans	1,674	15.58	2,102	17.35	(428)	(20.36)
Insurance commissions	496	4.62	795	6.56	(299)	(37.61)
Brokerage commissions	1,378	12.83	1,098	9.06	280	25.50
Debit card income	1,960	18.24	1,896	15.65	64	3.38
Other	1,756	16.34	1,620	13.38	136	8.40
Total non-interest income	$10,744	100.00%	$12,113	100.00%	$(1,369)	(11.30)%

2016 vs. 2015

Total non-interest income decreased $652,000 from the year ended December 31, 2015 to December 31, 2016. Excluding net security gains, non-interest income increased $249,000 year over year.  Service charges decreased due to a decreased level of overdraft income. Bank owned life insurance income decreased due to a decrease in the earnings rate. Insurance commissions and brokerage commissions increased in part due to the book of business that was purchased in 2016.  Gain on sale of loans increased due to a shift product mix that began in the latter part of 2015 and the addition of mortgage loan originators. Debit card income increased to 1,896,000 for 2016 an increase of $204,000 or 12.06% from 2015.

	2016		2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$2,249	18.57%	$2,383	18.67%	$(134)	(5.62)%
Net securities gains, available for sale	1,611	13.30	2,592	20.31	(981)	(37.85)
Net securities gains (losses), trading	58	0.48	(22)	(0.17)	80	363.64
Bank owned life insurance	684	5.65	720	5.64	(36)	(5.00)
Gain on sale of loans	2,102	17.35	1,743	13.65	359	20.60
Insurance commissions	795	6.56	781	6.12	14	1.79
Brokerage commissions	1,098	9.06	1,064	8.34	34	3.20
Debit card income	1,896	15.65	1,692	13.25	204	12.06
Other	1,620	13.38	1,812	14.19	(192)	(10.60)
Total non-interest income	$12,113	100.00%	$12,765	100.00%	$(652)	(5.11)%

NON-INTEREST EXPENSE

2017 vs. 2016

Total non-interest expenses increased $1,771,000 from the year ended December 31, 2016 to December 31, 2017.  The increase in salaries and employee benefits was attributable to increased health insurance expense and annual wage increases. Occupancy expense increased primarily due to the opening of a new location that houses executive offices and select operations units. Furniture and equipment expenses increased due to the continued enhancement of systems. The increase in marketing expense was primarily related to the home equity and time deposit campaigns. Professional fees increased to $2,353,000 for 2017, an increase of $257,000 or 12.26% from 2016.

	2017		2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$18,999	51.54%	$17,813	50.76%	$1,186	6.66%
Occupancy	2,447	6.64	2,223	6.33	224	10.08
Furniture and equipment	2,915	7.91	2,793	7.96	122	4.37
Software Amortization	974	2.64	1,256	3.58	(282)	(22.45)
Pennsylvania shares tax	925	2.51	873	2.49	52	5.96
Professional fees	2,353	6.38	2,096	5.97	257	12.26
Federal Deposit Insurance Corporation deposit insurance	669	1.81	767	2.19	(98)	(12.78)
Debit card expenses	602	1.63	604	1.72	(2)	(0.33)
Marketing	958	2.60	740	2.11	218	29.46
Intangible amortization	337	0.91	366	1.04	(29)	(7.92)
Other	5,683	15.43	5,560	15.85	123	2.21
Total non-interest expense	$36,862	100.00%	$35,091	100.00%	$1,771	5.05%

2016 vs. 2015

Total non-interest expenses increased $1,355,000 from the year ended December 31, 2015 to December 31, 2016.  The increase in salaries and employee benefits was attributable to increased health insurance expense and annual wage increases. Furniture and equipment expenses increased due to the continued enhancement of systems. Amortization of investment in limited partnerships decreased as two investments were fully amortized during 2016. The increase in marketing expense was primarily related to the home equity and time deposit campaigns conducted during 2016. Other expenses were impacted by a mass replacement of debit cards to implement EMV card technology to better protect the security of our customers. In addition, expenses increased due to a data breach at a national restaurant chain that impacted our customer base. Professional fees increased to $2,096,000 for 2016, an increase of $177,000 or 9.22% from 2015.

	2016		2015		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$17,813	50.76%	$17,023	50.46%	$790	4.64%
Occupancy	2,223	6.33	2,248	6.66	(25)	(1.11)
Furniture and equipment	2,793	7.96	2,622	7.77	171	6.52
Software Amortization	1,256	3.58	1,140	3.38	116	10.18
Pennsylvania shares tax	873	2.49	954	2.83	(81)	(8.49)
Professional fees	2,096	5.97	1,919	5.69	177	9.22
Federal Deposit Insurance Corporation deposit insurance	767	2.19	867	2.57	(100)	(11.53)
Debit card expenses	604	1.72	576	1.71	28	4.86
Marketing	740	2.11	612	1.81	128	20.92
Intangible amortization	366	1.04	311	0.92	55	17.68
Other	5,560	15.85	5,464	16.20	96	1.76
Total non-interest expense	$35,091	100.00%	$33,736	100.00%	$1,355	4.02%

INCOME TAXES

2017 vs. 2016

The provision for income taxes for the year ended December 31, 2017 increased $2,862,000 and resulted in an effective income tax rate of 43.29% compared to 26.93% for 2016.  The increase was driven by a revaluation of the Company's net deferred tax assets that resulted in a recognition of a provisional net income tax expense in the amount of $2,724,000 for the year ended December 31,m 2017 due to the December 2017 passage of the Tax Cuts and Jobs Act.

The Tax Cuts and Jobs Act, among other things, reduces the corporate income tax rate to 21%, effective January 1, 2018. The law is complex and has extensive implications for the Company’s federal and state current and deferred taxes and income tax expense.

Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. This requirement applies not only to items initially recognized in continuing operations, but also to items initially recognized in other comprehensive income. Accordingly, the Company has conducted a revaluation of our net deferred tax assets and recorded the effects to reflect the changes associated with the law’s provisions in its 2017 fourth quarter.

As a result of the reduction in the U.S. federal statutory income tax rate, we recognized a provisional net income tax expense totaling $2,724,000, determined as follows:

(In Thousands)	Amount recognized in tax expense

Deferred taxes related to items recognized in continuing operations	$1,906

Deferred taxes related to items recognized in other comprehensive income:
Deferred taxes on net actuarial loss on defined benefit post- retirement benefit plan	809
Deferred taxes on net unrealized loss on securities available for sale	9
Net adjustment to deferred taxes	$2,724

The Tax Cuts and Jobs Act also:

•	eliminates the corporate alternative minimum tax and allows the use of any net operating loss carryforward to offset regular tax liability for any taxable year;

•	limits the deduction for net interest expense incurred by U.S. corporations;

•	allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets;

•	eliminates or reduces certain deductions related to meals and entertainment expenses; and

•	modifies the corporate dividends received deductions.

The Company currently is in a deferred tax asset position.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carryforward period and therefore does not require a valuation allowance.

The foregoing description of the impact of the Tax Cuts and Jobs Act on us should be read in conjunction with Note 12 - "Income Taxes" and Note 2 - "Accumulated Other Comprehensive Income (Loss)" of the "Notes to Consolidated Financial Statements" included in Item 8 of this Annual Report on Form 10-K.

2016 vs. 2015

The provision for income taxes for the year ended December 31, 2017 resulted in an effective income tax rate of 26.93% compared to 21.19% for 2016.  This increase is primarily the result of decreased tax-exempt investment income and bank-owned life insurance income which has resulted in a greater percentage of the pre-tax income being taxable.

FINANCIAL CONDITION

INVESTMENTS

2017

The fair value of the investment portfolio decreased $8,885,000 from December 31, 2016 to December 31, 2017.  The decrease in value is the result of the investment portfolio being actively managed in order to reduce interest rate and market risk. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date greater than ten years and securities with a call date within the next five years. In addition, the decrease in corporate bond holdings is being undertaken to reduce risk and also in response to the changes in bank regulatory capital calculations per Basel III. The proceeds of the bond sales are primarily being deployed into loans. The strategy to sell a portion of the long-term bond portfolio does negatively impact current earnings, but this action plays a key role in our long-term asset/liability management strategy as the balance sheet is shortened to better prepare for a rising rate environment. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 83% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

2016

The fair value of the investment portfolio decreased $42,680,000 from December 31, 2015 to December 31, 2016.  The decrease in value is the result of the investment portfolio being actively managed in order to reduce interest rate and market risk. This process began in 2014 and is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date greater than ten years and securities with a call date within the next five years. In addition, the decrease in corporate bond holdings is being undertaken to reduce risk and also in response to the changes in bank regulatory capital calculations per Basel III. The proceeds of the bond sales are primarily being deployed into loans. The strategy to sell a portion of the long-term bond portfolio does negatively impact current earnings, but this action plays a key role in our long-term asset/liability management strategy as the balance sheet is shortened to better prepare for a rising rate environment. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 88% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

The carrying amounts of investment securities are summarized as follows for the years ended December 31, 2017, 2016, and 2015:

	2017		2016		2015
(In Thousands)	Balance	% Portfolio	Balance	% Portfolio	Balance	% Portfolio
U.S. Government agency securities:
Available for sale	$—	—%	$—	—%	$3,549	2.01%
Mortgage-backed securities:
Available for sale	4,213	3.38	9,313	6.97	10,009	5.68
Asset-backed securities:
Available for sale	—	—	109	0.08	1,940	1.10
State and political securities (tax-exempt):
Available for sale	45,149	36.22	45,506	34.08	73,110	41.49
State and political securities (taxable):
Available for sale	11,359	9.11	15,428	11.55	13,445	7.63
Other bonds, notes and debentures:
Available for sale	47,907	38.43	51,118	38.28	57,772	32.78
Total bonds, notes and debentures	108,628	87.14	121,474	90.96	159,825	90.69
Financial institution equity securities:
Available for sale	14,596	11.71	10,535	7.89	11,483	6.52
Other equity securities:
Available for sale	1,251	1.00	1,483	1.11	4,849	2.75
Trading	190	0.15	58	0.04	73	0.04
Total equity securities	16,037	12.86	12,076	9.04	16,405	9.31
Total	$124,665	100.00%	$133,550	100.00%	$176,230	100.00%

The following table shows the maturities and repricing of investment securities, at amortized cost and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 34% tax rate) at December 31, 2017:

(In Thousands)	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Amortized Cost Total
Mortgage-backed securities:
AFS Amount	$—	$197	$1,701	$—	$2,375	$4,273
Yield	—%	5.824%	3.112%	—%	2.568%	2.93%
State and political securities (tax-exempt):
AFS Amount	5,861	6,954	25,645	6,497	—	44,957
Yield	2.77%	2.25%	2.12%	2.56%	—%	2.29%
State and political securities (taxable):
AFS Amount	—	1,668	5,946	3,724	—	11,338
Yield	—%	5.72%	3.67%	3.48%	—%	3.91%
Other bonds, notes, and debentures:
AFS Amount	221	545	17,981	30,060	—	48,807
Yield	4.48%	2.10%	2.90%	3.01%	—%	2.97%
Total Amount	$6,082	$9,364	$51,273	$40,281	$2,375	109,375
Total Yield	2.83%	2.92%	2.61%	2.98%	2.57%	2.80%
Equity Securities
AFS Amount						15,168
Trading Amount						212
Total Investment Portfolio Value						$124,755
Total Investment Portfolio Yield						2.45%

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

The distribution of credit ratings by amortized cost and estimated fair value for the debt security portfolio at December 31, 2017 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Mortgage-backed securities	$4,273	$4,213	$—	$—	$—	$—	$—	$—	$4,273	$4,213
Asset-backed securities	—	—	—	—	—	—	—	—	—	—
State and political securities	55,775	55,988	—	—	—	—	520	520	56,295	56,508
Other debt securities	30,927	30,425	12,933	12,659	—	—	4,947	4,823	48,807	47,907
Total debt securities	$90,975	$90,626	$12,933	$12,659	$—	$—	$5,467	$5,343	$109,375	$108,628

LOAN PORTFOLIO

2017

Gross loans of $1,246,614,000 at December 31, 2017 represented an increase of $152,933,000 from December 31, 2016. Indirect auto lending, which was introduced in the latter portion of 2016, was the primary driver of the growth in the loan portfolio. Real estate mortgage loans increased as growth in home equity lines of credit continued to be an emphasis. Indirect auto lending and home equity lines are part of the overall strategy to shorten the duration of the earning asset portfolio in preparation for a rising interest rate environment.

2016

Gross loans of $1,093,681,000 at December 31, 2016 represented an increase of $48,474,000 from December 31, 2015. The continued emphasis on well collateralized real estate loans was the primary driver of the overall increase in loans outstanding, with home equity loans and lines of credit leading the way. The emphasis to add home equity lines of credit is part of the overall strategy to shorten the duration of the earning asset portfolio in preparation for a rising interest rate environment. Indirect auto lending was introduced during the latter portion of 2016 and contributed to the increase in installment loans to individuals.

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan at December 31, 2017, 2016, 2015, 2014, and 2013:

	2017		2016		2015		2014		2013
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Commercial, financial, and agricultural	$178,885	14.35%	$146,110	13.36%	$164,072	15.70%	$124,156	13.56%	$105,029	12.83%
Real estate mortgage:
Residential	597,077	47.90	564,740	51.63	526,183	50.34	457,760	50.00	399,781	48.86
Commercial	332,019	26.63	306,182	28.00	302,539	28.95	291,348	31.82	282,476	34.52
Construction	31,683	2.54	34,650	3.17	26,824	2.57	21,996	2.40	17,282	2.11
Installment loans to individuals	106,678	8.56	43,256	3.96	27,001	2.58	21,509	2.35	14,647	1.79
Net deferred loan fees and discounts	272	0.02	(1,257)	(0.12)	(1,412)	(0.14)	(1,190)	(0.13)	(871)	(0.11)
Gross loans	$1,246,614	100.00%	$1,093,681	100.00%	$1,045,207	100.00%	$915,579	100.00%	$818,344	100.00%

The amounts of domestic loans at December 31, 2017 are presented below by category and maturity:

	Commercial, financial, and agricultural	Real Estate			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Total
Loans with variable interest rates:
1 year or less	$17,812	$12,523	$13,792	$2,304	$1,069	$47,500
1 through 5 years	6,928	3,931	7,996	63	8	18,926
5 through 10 years	39,223	26,155	50,797	2,144	—	118,319
After 10 years	64,249	527,084	244,314	22,332	2,532	860,511
Total floating interest rate loans	128,212	569,693	316,899	26,843	3,609	1,045,256
Loans with fixed interest rates:
1 year or less	1,571	728	2,568	1,218	1,073	7,158
1 through 5 years	22,835	6,125	7,174	1,710	41,119	78,963
5 through 10 years	25,136	11,494	4,472	399	59,331	100,832
After 10 years	1,131	9,037	906	1,513	1,546	14,133
Total predetermined interest rate loans	50,673	27,384	15,120	4,840	103,069	201,086
Total	$178,885	$597,077	$332,019	$31,683	$106,678	1,246,342
Net deferred loan fees and discounts						272
						$1,246,614

·                  The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.
·                  Scheduled repayments are reported in maturity categories in which the payment is due.

The Banks do not make loans that provide for negative amortization, nor do any loans contain conversion features. The Banks did not have any foreign loans outstanding at December 31, 2017.

The following table shows the amount of accrual and nonaccrual TDRs at December 31, 2017 and 2016:

	2017			2016			2015
(In Thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial, financial, and agricultural	$5	$114	$119	$109	$132	$241	$320	$149	$469
Real estate mortgage:
Residential	2,151	273	2,424	1,491	541	2,032	1,428	353	1,781
Commercial	4,429	2,076	6,505	4,723	2,184	6,907	5,085	2,312	7,397
Construction	—	—	—	—	—	—	—	—	—
Installment loans to individuals	—	—	—	—	—	—	—	—	—
	$6,585	$2,463	$9,048	$6,323	$2,857	$9,180	$6,833	$2,814	$9,647

ALLOWANCE FOR LOAN LOSSES

2017

The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio as of the consolidated balance sheet date.  All loan losses are charged to the allowance and all recoveries are credited to it per the allowance method of providing for loan losses.  The allowance for loan losses is established through a provision for loan losses charged to operations.  The provision for loan losses is based upon management’s quarterly review of the loan portfolio.  The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets served. An external independent loan review is also performed annually for the Banks.  Management remains committed to an aggressive program of problem loan identification and resolution.

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

The allowance for loan losses decreased slightly from $12,896,000 at December 31, 2016 to $12,858,000 at December 31, 2017.  At December 31, 2017, the allowance for loan losses was 1.03% of total loans compared to 1.18% of total loans at December 31, 2016 as loan portfolio growth outpaced the provision for loan losses net of charge-offs.  The growth in the loan portfolio was driven by home equity product growth, which historically is a lower risk product than commercial loans and requires a lower allowance for loan losses. In addition, the growth in the indirect auto portfolio has incurred minimal losses. Net loan charge-offs of $768,000 or 0.06% of average loans for the year ended December 31, 2017 limited the impact of the provision for loan losses of $730,000.  Management concluded that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date as noted in the provision for loan losses discussion.

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

2016

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

Allocation of The Allowance For Loan Losses
	December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Balance at end of period applicable to:
Commercial, financial, and agricultural	$1,177	14.35%	$1,554	13.34%	$1,532	15.68%	$1,124	13.54%	$474	12.82%
Real estate mortgage:
Residential	5,679	47.91	5,383	51.58	5,116	50.27	3,755	49.93	3,917	48.80
Commercial	4,277	26.64	4,975	27.96	4,217	28.91	4,205	31.78	4,079	34.48
Construction	155	2.54	178	3.17	160	2.56	786	2.40	741	2.11
Installment loans to individuals	1,075	8.56	416	3.95	243	2.58	245	2.35	139	1.79
Unallocated	495	—	390	—	776	—	464	—	794	—
	$12,858	100.00%	$12,896	100.00%	$12,044	100.00%	$10,579	100.00%	$10,144	100.00%

NONPERFORMING LOANS

The decrease in nonperforming loans during 2017 is primarily the result of a large commercial real estate loan that was paid-off during the third quarter of 2017. The majority of the nonperforming loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses.

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

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Nonaccrual	Total
2017	$509	$6,759	$7,268
2016	870	10,756	11,626
2015	979	8,467	9,446
2014	387	11,861	12,248
2013	604	9,074	9,678

The level of non-accruing loans continues to fluctuate annually and is attributed to the various economic factors experienced both regionally and nationally.  Overall, the portfolio is well secured with a majority of the balance making regular payments or scheduled to be satisfied in the near future.  Presently, there are no significant loans where serious doubts exist as to the ability of the borrower to comply with the current loan payment terms which are not included in the nonperforming categories as indicated above.

Management’s judgment in determining the amount of the additions to the allowance charged to operating expense considers the following factors with no single factor being determinative:

1.              Economic conditions and the impact on the loan portfolio;
2.              Analysis of past loan charge-offs experienced by category and comparison to outstanding loans;
3.              Effect of problem loans on overall portfolio quality; and
4.              Reports of examination of the loan portfolio by the Department and the FDIC.

DEPOSITS

2017 vs. 2016

Total average deposits increased $68,786,000 or 6.39% from 2016 to 2017.  The growth is a result of an emphasis to increase and solidify deposit relationships by focusing on core deposits, not time deposits. The actions caused average core deposits, which exclude time deposits, to increase to 79.98% in 2017 from 79.44% for 2016.

2016 vs. 2015

Total average deposits increased $68,214,000 or 6.76% from 2015 to 2016.  The growth is a result of an emphasis to increase and solidify deposit relationships by focusing on core deposits, not time deposits. The actions caused average core deposits, which exclude time deposits, to increase to 79.44% in 2016 from 78.16% for 2015.

The average amount and the average rate paid on deposits are summarized below for the years ended December 31, 2017, 2016, and 2015:

	2017		2016		2015
(In Thousands)	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
Noninterest-bearing	$302,651	0.00%	$279,130	0.00%	$251,029	0.00%
Savings	157,851	0.04	151,397	0.04	143,055	0.04
Super Now	200,436	0.26	187,106	0.24	187,396	0.26
Money Market	274,546	0.35	238,175	0.27	207,252	0.27
Time	210,608	1.21	221,498	1.08	220,360	0.92
Total average deposits	$1,146,092	0.36%	$1,077,306	0.33%	$1,009,092	0.31%

SHAREHOLDERS’ EQUITY

2017

Shareholders’ equity decreased $57,000 to $138,192,000 at December 31, 2017 compared to December 31, 2016. Since December 31, 2016, treasury stock purchases of $1,881,000 for 47,698 shares were completed as part of the stock repurchase plan. The change in accumulated other comprehensive loss from $4,928,000 at December 31, 2016 to $4,974,000 at December 31, 2017 is a result of a decrease in unrealized losses on available for sale securities from an unrealized loss of $639,000 at December 31, 2016 to an unrealized loss of $54,000 at December 31, 2017. The amount of accumulated other comprehensive loss at December 31, 2017 was also impacted by the change in net excess of the projected benefit obligation over the fair value of the plan assets of the defined benefit pension plan resulting in a $631,000 increase in the net loss to $4,920,000 at December 31, 2017. The current level of shareholders’ equity equates to a book value per share of $29.47 at December 31, 2017 compared to $29.20 at December 31, 2016 and an equity to asset ratio of 9.37% at December 31, 2017 compared to 10.25% at December 31, 2016. Excluding goodwill and intangibles, book value per share was $25.51 at December 31, 2017 compared to $25.21 at December 31, 2016. Dividends declared for twelve months ended December 31, 2017 and 2016 were $1.88 per share.

2016

Shareholders’ equity increased $1,970,000 to $138,249,000 at December 31, 2016 compared to December 31, 2015. Since December 31, 2015, treasury stock purchases of $574,000 for 14,600 shares were completed as part of the stock repurchase plan. The change in accumulated other comprehensive loss from $3,799,000 at December 31, 2015 to $4,928,000 at December 31, 2016 is a result of an increase in unrealized losses on available for sale securities from an unrealized gain of $258,000 at December 31, 2015 to an unrealized loss of $639,000 at December 31, 2016. The amount of accumulated other comprehensive loss at December 31, 2016 was also impacted by the change in net excess of the projected benefit obligation over the fair value of the plan assets of the defined benefit pension plan resulting in a $232,000 increase in the net loss to $4,289,000 at December 31, 2016. The current level of shareholders’ equity equates to a book value per share of $29.20 at December 31, 2016 compared to $28.71 at December 31, 2015 and an equity to asset ratio of 10.25% at December 31, 2016 compared to 10.32% at December 31, 2015. Excluding goodwill and intangibles, book value per share was $25.21 at December 31, 2016 compared to $24.84 at December 31, 2015. Dividends declared for each of the three and twelve months ended December 31, 2016 and 2015 were $0.47 and $1.88 per share.

Bank regulators have risk based capital guidelines.  Under these guidelines the Company and each Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2017, both the Company’s and each Bank’s required ratios were well above the minimum ratios (and including the current capital conservation buffer where applicable) as follows:

	Company	Jersey Shore State Bank	Luzerne Bank	Minimum Standards
Common equity tier 1 capital to risk-weighted assets	11.254%	10.120%	9.731%	5.750%
Tier 1 capital to risk-weighted assets	11.254%	10.120%	9.731%	7.250%
Total capital to risk-weighted assets	11.844%	10.677%	10.174%	9.250%
Tier 1 capital to average assets	8.766%	8.235%	8.384%	4.000%

For a more comprehensive discussion of these requirements, see “Regulation and Supervision” in Item 1 of the Annual Report on Form 10-K.  Management believes that the Company and the Banks will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity, and other certain equity ratios are presented as follows:

	2017	2016	2015
Percentage of net income to:
Average total assets	0.69%	0.93%	1.08%
Average shareholders’ equity	6.91%	8.96%	10.11%
Percentage of dividends declared to net income	90.42%	71.37%	64.52%
Percentage of average shareholders’ equity to average total assets	10.05%	10.38%	10.68%

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

The following liquidity measures are monitored for compliance and were within the limits cited at December 31, 2017, except for Net Loans to Total Deposits which was at 107.6%:

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

Management monitors the Company’s liquidity on both a short and long-term basis, thereby providing management necessary information to react to current balance sheet trends.  Cash flow needs are assessed and sources of funds are determined.  Funding strategies consider both customer needs and economical cost.  Both short and long term funding needs are addressed by maturities and sales of available for sale investment securities, loan repayments and maturities, and liquidating money market investments such as federal funds sold. The use of these resources, in conjunction with access to credit, provides core ingredients to satisfy depositor, borrower, and creditor needs.

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a current borrowing capacity at the FHLB of $556,656,000 with $163,495,000 utilized, leaving $393,160,000 available.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $52,000,000. The Company’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.

Interest rate sensitivity, which is closely related to liquidity management, is a function of the repricing characteristics of the Company’s portfolio of assets and liabilities.  Asset/liability management strives to match maturities and rates between loan and investment security assets with the deposit liabilities and borrowings that fund them.  Successful asset/liability management results in a balance sheet structure which can cope effectively with market rate fluctuations. The matching process is affected by segmenting both assets and liabilities into future time periods (usually 12 months or less) based upon when repricing can be effected.  Repriceable assets are subtracted from repriceable liabilities for a specific time period to determine the “gap” or difference.  Once known, the gap is managed based on predictions about future market interest rates.  Intentional mismatching, or gapping, can enhance net interest income if market rates move as predicted.  However, if market rates behave in a manner contrary to predictions, net interest income will suffer.  Gaps, therefore, contain an element of risk and must be prudently managed.  In addition to gap management, the Company has an asset liability management policy which incorporates a market value at risk calculation which is used to determine the effects of interest rate movements on shareholders’ equity and a simulation analysis to monitor the effects of interest rate changes on the Company’s balance sheet.

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

The following is a rate shock forecast for the twelve month period ending December 31, 2018 assuming a static balance sheet as of December 31, 2017.

	Parallel Rate Shock in Basis Points
(In Thousands)	(200)	(100)	Static	100	200	300	400
Net interest income	$43,884	$46,399	$48,009	$48,809	$49,415	$49,825	$50,276
Change from static	(4,125)	(1,610)	—	800	1,406	1,816	2,267
Percent change from static	-8.59%	-3.35%	—	1.67%	2.93%	3.78%	4.72%

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

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the results reported.  The accounting policies are described in detail in Note 1 of the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments, and contingencies.  We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period.  In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.  The following is a brief description of our current accounting policies involving significant management valuation judgments.

Other Than Temporary Impairment of Debt and Equity Securities

Debt and equity securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reason underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. For a full discussion of the Company’s methodology of assessing impairment, refer to Note 4 of the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment.  The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for allowance for loan losses, refer to Note 1 of the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

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

Deferred Tax Assets

Management uses an estimate of future earnings to support their position that the benefit of their deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and the Company’s net income will be reduced.  The Company’s deferred tax assets are described further in Note 12 of the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

Pension Benefits

Pension costs and liabilities are dependent on assumptions used in calculating such amounts.  These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors.  In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods.  While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense.  Our pension benefits are described further in Note 13 of the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require future cash payments. The following table presents, as of December 31, 2017, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

	Payments Due In
(In Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$916,853	$—	$—	$—	$916,853
Time deposits	115,659	85,025	27,356	1,427	229,467
Repurchase agreements	7,878	—	—	—	7,878
Short-term borrowings	92,870	—	—	—	92,870
Long-term borrowings	12,028	45,654	13,029	288	70,999
Operating leases	599	943	630	1,246	3,418

The Company’s operating lease obligations represent short and long-term lease and rental payments for branch facilities and equipment.  The Bank leases certain facilities under operating leases which expire on various dates through 2027.  Renewal options are available on the majority of these leases.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company wishes to caution readers that the following important factors, among others in addition to the factors discussed in Item 1 - "Business" and in Item 1A - "Risk Factors", may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk for the Company is comprised primarily from interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Banks' level as well as the Company level.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally. Additional information and details are provided in the Interest Sensitivity section of Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Generally, management believes the Company is well positioned to respond expeditiously when the market interest rate outlook changes.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Penns Woods Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.

Basis for Opinion

Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1999.

Cranberry Township, Pennsylvania
March 13, 2018

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(In Thousands, Except Share Data)	2017	2016
ASSETS:
Noninterest-bearing balances	$25,692	$26,766
Interest-bearing deposits in other financial institutions	1,551	16,905
Total cash and cash equivalents	27,243	43,671

Investment securities available for sale, at fair value	124,475	133,492
Investment securities, trading	190	58
Loans held for sale	1,196	1,953
Loans	1,246,614	1,093,681
Allowance for loan losses	(12,858)	(12,896)
Loans, net	1,233,756	1,080,785
Premises and equipment, net	27,386	24,275
Accrued interest receivable	4,321	3,672
Bank-owned life insurance	27,982	27,332
Goodwill	17,104	17,104
Intangibles	1,462	1,799
Deferred tax asset	4,388	8,397
Other assets	4,989	6,052
TOTAL ASSETS	$1,474,492	$1,348,590

LIABILITIES:
Interest-bearing deposits	$843,004	$791,937
Noninterest-bearing deposits	303,316	303,277
Total deposits	1,146,320	1,095,214

Short-term borrowings	100,748	13,241
Long-term borrowings	70,970	85,998
Accrued interest payable	502	455
Other liabilities	17,758	15,433
TOTAL LIABILITIES	1,336,298	1,210,341

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,009,339 and 5,007,109 shares issued; 4,689,189 and 4,734,657 shares outstanding	41,744	41,726
Additional paid-in capital	50,173	50,075
Retained earnings	63,364	61,610
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(54)	(639)
Defined benefit plan	(4,920)	(4,289)
Treasury stock at cost, 320,150 and 272,452 shares	(12,115)	(10,234)
TOTAL PENNS WOODS BANCORP, INC. SHAREHOLDERS’ EQUITY	138,192	138,249
Non controlling interest	2	—
TOTAL SHAREHOLDERS' EQUITY	138,194	138,249
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,474,492	$1,348,590

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2017	2016	2015
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$45,833	$42,056	$39,134
Investment securities:
Taxable	2,182	2,424	3,426
Tax-exempt	1,218	1,498	2,795
Dividend and other interest income	744	835	769
TOTAL INTEREST AND DIVIDEND INCOME	49,977	46,813	46,124

INTEREST EXPENSE:
Deposits	4,083	3,547	3,129
Short-term borrowings	234	46	116
Long-term borrowings	1,580	1,974	1,974
TOTAL INTEREST EXPENSE	5,897	5,567	5,219

NET INTEREST INCOME	44,080	41,246	40,905

PROVISION FOR LOAN LOSSES	730	1,196	2,300

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	43,350	40,050	38,605

NON-INTEREST INCOME:
Service charges	2,222	2,249	2,383
Securities gains, available for sale	600	1,611	2,592
Securities (losses) gains, trading	(8)	58	(22)
Bank-owned life insurance	666	684	720
Gain on sale of loans	1,674	2,102	1,743
Insurance commissions	496	795	781
Brokerage commissions	1,378	1,098	1,064
Debit card income	1,960	1,896	1,692
Other	1,756	1,620	1,812
TOTAL NON-INTEREST INCOME	10,744	12,113	12,765

NON-INTEREST EXPENSE:
Salaries and employee benefits	18,999	17,813	17,023
Occupancy	2,447	2,223	2,248
Furniture and equipment	2,915	2,793	2,622
Software amortization	974	1,256	1,140
Pennsylvania shares tax	925	873	954
Professional Fees	2,353	2,096	1,919
Federal Deposit Insurance Corporation deposit insurance	669	767	867
Debit card expenses	602	604	576
Marketing	958	740	612
Intangible amortization	337	366	311
Other	5,683	5,560	5,464
TOTAL NON-INTEREST EXPENSE	36,862	35,091	33,736

INCOME BEFORE INCOME TAX PROVISION	17,232	17,072	17,634
INCOME TAX PROVISION	7,459	4,597	3,736
NET INCOME	$9,773	$12,475	$13,898

EARNINGS PER SHARE - BASIC AND DILUTED	$2.08	$2.64	$2.91

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,705,602	4,735,457	4,772,239

DIVIDENDS PER SHARE	$1.88	$1.88	$1.88

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2017	2016	2015
Net Income	$9,773	$12,475	$13,898
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	1,500	252	(1,457)
Tax effect	(510)	(85)	495
Net realized gain included in net income	(600)	(1,611)	(2,592)
Tax effect	204	547	882
Amortization (accretion) of unrecognized pension and post-retirement items	270	(352)	817
Tax effect	(92)	120	(277)
Total other comprehensive income (loss)	772	(1,129)	(2,132)
Comprehensive income	$10,545	$11,346	$11,766
*No other comprehensive income is allocated to noncontrolling interest

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE (LOSS)	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, December 31, 2014	5,002,649	$41,688	$49,896	$53,107	$(1,667)	$(7,057)	$—	$135,967
Net income				13,898				13,898
Other comprehensive loss					(2,132)			(2,132)
Stock-based compensation recognized in earnings			9					9
Dividends declared, ($1.88 per share)				(8,967)				(8,967)
Common shares issued for employee stock purchase plan	2,335	20	87					107
Purchase of treasury stock (60,018 shares)						(2,603)		(2,603)
Balance, December 31, 2015	5,004,984	41,708	49,992	58,038	(3,799)	(9,660)	—	136,279

Net income				12,475				12,475
Other comprehensive loss					(1,129)			(1,129)
Stock-based compensation recognized in earnings			19					19
Dividends declared, ($1.88 per share)				(8,903)				(8,903)
Common shares issued for employee stock purchase plan	2,125	18	64					82
Purchase of treasury stock (14,600 shares)						(574)		(574)
Balance, December 31, 2016	5,007,109	41,726	50,075	61,610	(4,928)	(10,234)	—	138,249

Net income				9,773				9,773
Reclassification of certain income tax effects from accumulated other comprehensive loss				818	(818)			—
Other comprehensive income					772			772
Stock-based compensation recognized in earnings			29					29
Dividends declared, ($1.88 per share)				(8,837)				(8,837)
Noncontrolling investment in joint venture							2	2
Common shares issued for employee stock purchase plan	2,230	18	69					87
Purchase of treasury stock (47,698 shares)						(1,881)		(1,881)
Balance, December 31, 2017	5,009,339	$41,744	$50,173	$63,364	$(4,974)	$(12,115)	$2	$138,194
See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2017	2016	2015
OPERATING ACTIVITIES:
Net Income	$9,773	$12,475	$13,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,632	3,146	3,366
Amortization of intangible assets	337	366	311
Provision for loan losses	730	1,196	2,300
Amortization of investment security discounts and premiums, net	893	870	873
Securities gains, net	(600)	(1,611)	(2,592)
Originations of loans held for sale	(53,407)	(68,362)	(56,058)
Proceeds of loans held for sale	55,838	69,268	57,594
Gain on sale of loans	(1,674)	(2,102)	(1,743)
Net securities losses (gains), trading	8	(58)	22
Proceeds from sales of trading securities	426	3,826	709
Purchases of trading securities	(566)	(3,753)	(804)
Earnings on bank-owned life insurance	(666)	(684)	(720)
Decrease in deferred tax asset	1,769	1,543	209
Other, net	2,200	(7)	(1,630)
Net cash provided by operating activities	17,693	16,113	15,735
INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from sales	25,528	44,829	65,672
Proceeds from calls and maturities	11,564	25,558	22,859
Purchases	(22,986)	(28,322)	(32,776)
Net increase in loans	(152,806)	(49,590)	(130,803)
Acquisition of bank premises and equipment	(4,999)	(4,061)	(2,285)
Proceeds from the sale of foreclosed assets	1,108	859	1,868
Purchase of bank-owned life insurance	(34)	(27)	(30)
Capital contribution from non-controlling interest	2	—	—
Proceeds from redemption of regulatory stock	7,677	3,160	10,790
Purchases of regulatory stock	(12,158)	(3,178)	(12,818)
Net cash used for investing activities	(147,104)	(10,772)	(77,523)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	51,067	40,140	13,756
Net increase in noninterest-bearing deposits	39	23,194	36,705
Proceeds from long-term borrowings	30,000	—	30,625
Repayment of long-term borrowings	(45,028)	(5,027)	(10,776)
Net increase (decrease) in short-term borrowings	87,507	(33,397)	5,820
Dividends paid	(8,837)	(8,903)	(8,967)
Issuance of common stock	116	101	116
Purchase of treasury stock	(1,881)	(574)	(2,603)
Net cash provided by financing activities	112,983	15,534	64,676
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,428)	20,875	2,888
CASH AND CASH EQUIVALENTS, BEGINNING	43,671	22,796	19,908
CASH AND CASH EQUIVALENTS, ENDING	$27,243	$43,671	$22,796

See accompanying notes to the consolidated financial statements.

	Year Ended December 31,
(In Thousands)	2017	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,850	$5,538	$5,174
Income taxes paid	4,450	4,025	2,933
Transfer of loans to foreclosed real estate	593	772	340

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. and its wholly owned subsidiaries, Jersey Shore State Bank (“JSSB”), Luzerne Bank ("Luzerne" and collectively with JSSB , the "Banks"), Woods Real Estate Development Co., Inc., Woods Investment Company, Inc., The M Group Inc. D/B/A The Comprehensive Financial Group (“The M Group”), a wholly owned subsidiary of JSSB and an eighty percent owned partnership, United Solutions, LLC, (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated.

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

The financial services are provided by the Banks to individuals, partnerships, non-profit organizations, and corporations through their twenty-six offices located in Clinton, Lycoming, Centre, Montour, Union, and Luzerne Counties, Pennsylvania.

Woods Real Estate Development Co., Inc. engages in real estate transactions on behalf of Penns Woods Bancorp, Inc. and the Banks.

Woods Investment Company, Inc., a Delaware holding company, is engaged in investing activities.

The M Group engages in securities brokerage and financial planning services, which include the sale of life insurance products, annuities, and estate planning services.

United Insurance Solutions, LLC will be offering property and casualty and auto insurance products within the Company's market footprint beginning in 2018.

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

Restrictions on Cash and Cash Equivalents

Based on deposit levels, the Banks must maintain cash and other reserves with the Federal Reserve Bank of Philadelphia ("FRB").

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

Fair values of investment securities are based on observed market prices.  Certain investment securities do not have observed bid prices and their fair value is based on instruments with similar risk elements. Since regulatory stock is redeemable at par, the Company carries it at cost.

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

Allowance for Loan Losses

The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio as of the Consolidated Balance Sheet date.  The allowance method is used in providing for loan losses.  Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it.  The allowance for loan losses is established through a provision for loan losses charged to operations.  The provision for loan losses is based upon management’s quarterly review of the loan portfolio.  The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets served.  An external independent loan review is also performed annually for the Bank.  Management remains committed to an aggressive program of problem loan identification and resolution.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2017, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, rising unemployment, or negative performance trends in financial information from borrowers could be indicators of subsequent increased levels of nonperforming assets and possible charge-offs, which would normally require increased loan loss provisions. An integral part of the periodic regulatory examination process is the review of the adequacy of the Banks' loan loss allowance. The regulatory agencies could require the Banks, based on their evaluation of information available at the time of their examination, to provide additional loan loss provisions to further supplement the allowance.

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

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a troubled debt restructuring ("TDR"). Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.

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

Goodwill

The Company performs an annual impairment analysis of goodwill for its purchased subsidiaries, Luzerne and The M Group.  Based on the fair value of these reporting units, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2017, 2016, or 2015.

Intangible Assets

At December 31, 2017, the Company had intangible assets of $641,000 as a result of the acquisition of Luzerne National Bank Corporation, which is net of accumulated amortization of $1,373,000. These intangible assets will continue to be amortized using the sum-of-the-years digits method of amortization over ten years. The Company also had intangible assets of $821,000, which is net of accumulated amortization of $192,000, as a result of the purchase of two books of business related to investment product sales. The book of business intangible is being amortized using the straight-line method over a period of ten years.

Investments in Limited Partnerships

The Company is a limited partner in three partnerships at December 31, 2017 that provide low income elderly housing in the Company’s geographic market area. The carrying value of the Company’s investments in limited partnerships was $402,000 at December 31, 2017 and $586,000 at December 31, 2016. The investments are being amortized over the ten-year tax credit receipt period utilizing the straight-line method.  The partnerships are amortized once the projects reach the level of occupancy needed to begin the ten year tax credit recognition period.  Amortization of limited partnership investments amounted to $184,000, $312,000, and $661,000 for 2017, 2016 and 2015, respectively.

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

On December 22, 2017 the Tax Cut and Jobs Act was signed into law. ASC 740 (Income Taxes) requires the recognition of the effect of changes in tax laws or rates in the period in which the legislation is enacted. The changes in the deferred tax assets and liabilities remeasured at the new 21% federal tax rate are reflected in income tax expense for fiscal year 2017.

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

Employee Benefits

Pension and employee benefits include contributions, determined actuarially, to a defined benefit retirement plan covering the eligible employees of JSSB.  The plan is funded on a current basis to the extent that it is deductible under existing federal tax regulations.  Pension and other employee benefits also include contributions to a defined contribution Section 401(k) plan covering eligible employees.  Contributions matching those made by eligible employees are funded throughout the year. In addition, an elective contribution may be made annually at the discretion of the board of directors for the employees of JSSB with no contributions made since 2015.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Since the guidance scopes out revenue associated with financial instruments, including loan receivables and investment securities, we do not expect the adoption of the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company's revenue is not within the scope of Topic 606. However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-01 will be effective for us on January 1, 2018 and will not have a significant impact on our financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission ("SEC") filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down- round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842; otherwise, an entity should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which gave entities the option to reclassify tax effects stranded in accumulated other comprehensive income (loss) as a result of the recent tax reform, to retained earnings (accumulated deficit). The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for reporting periods for which financial statements have not yet been issued or made available for issuance. The Company has elected to early adopt this standard and has chosen to apply this adjustment in 2017. As a result, the Company reclassified $809,000 and $9,000 of tax liability from accumulated other comprehensive income to retained earnings, the adjusted line items are defined benefit plan and net unrealized loss on available for sale securities, respectively, and are reflected in the accompanying consolidated financial statements.

NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component shown, net of tax and parenthesis indicating debits to net income, as of December 31, 2017, 2016, and 2015 were as follows:

	Twelve Months Ended December 31, 2017			Twelve Months Ended December 31, 2016			Twelve Months Ended December 31, 2015
(In Thousands)	Net Unrealized Gain(Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities*	Defined Benefit Plan*	Total*	Net Unrealized Gain (Loss) on Available for Sale Securities*	Defined Benefit Plan*	Total*
Beginning balance *	$(639)	$(4,289)	$(4,928)	$258	$(4,057)	$(3,799)	$2,930	$(4,597)	$(1,667)
Other comprehensive income (loss) before reclassifications *	990	63	1,053	167	(333)	(166)	(962)	435	(527)
Amounts reclassified from accumulated other comprehensive (loss) income *	(396)	115	(281)	(1,064)	101	(963)	(1,710)	105	(1,605)
Net current-period other comprehensive income (loss)*	594	178	772	(897)	(232)	(1,129)	(2,672)	540	(2,132)
Reclassification of certain income tax effects from accumulated other comprehensive loss	(9)	(809)	(818)	—	—	—	—	—	—
Ending balance	$(54)	$(4,920)	$(4,974)	$(639)	$(4,289)	$(4,928)	$258	$(4,057)	$(3,799)
* Amounts net of 34% tax rate

The preceding table includes current guidance issued related to Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The Company has

elected to reclassify the portion in accumulated other comprehensive income (AOCI) that would have been otherwise stranded. Amounts were reclassified for both components included in AOCI and their ending balance as of December 31, 2017 is net of tax at the 21% corporate tax rate.

The reclassifications out of accumulated other comprehensive income shown, net of tax and parenthesis indicating debits to net income, as of December 31, 2017, 2016, and 2015 were as follows:

(In Thousands)	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Twelve Months Ended			Affected Line Item in the Consolidated Statement of Income
	December 31, 2017	December 31, 2016	December 31, 2015
Net realized gain on available for sale securities	600	$1,611	$2,592	Securities gains, net
Income tax effect	(204)	(547)	(882)	Income tax provision
	$396	1,064	1,710

Net unrecognized pension costs	(174)	(153)	(159)	Salaries and employee benefits
Income tax effect	59	52	54	Income tax provision
	$(115)	$(101)	$(105)

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

	Year Ended December 31,
	2017	2016	2015
Weighted average common shares issued	5,008,073	5,005,971	5,003,691
Average treasury stock shares	(302,471)	(270,514)	(231,452)
Weighted average common shares used to calculate basic and diluted earnings per share	4,705,602	4,735,457	4,772,239

There were a total of 93,500 non-qualified employee stock options (Note 14) outstanding on December 31, 2017 that had a weighted average strike price of $43.59. Options on December 31, 2016 had an average strike price of $42.03 with a total of 26,500 options outstanding. Grants outstanding at year-end 2015 totaled to 34,750 options with an average strike price of $42.03. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for all periods presented due to the average market price of common shares being less than the strike price of the options.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost, gross gains and losses, and fair values of investment securities at December 31, 2017 and 2016 are as follows:

	2017
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$4,273	$51	$(111)	$4,213
Asset-backed securities	—	—	—	—
State and political securities	56,295	411	(198)	56,508
Other debt securities	48,807	180	(1,080)	47,907
Total debt securities	109,375	642	(1,389)	108,628
Financial institution equity securities	13,868	728	—	14,596
Other equity securities	1,300	—	(49)	1,251
Total equity securities	15,168	728	(49)	15,847
Total investment securities AFS	$124,543	$1,370	$(1,438)	$124,475

	2016
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$9,295	$182	$(164)	$9,313
Asset-backed securities	109	—	—	109
State and political securities	60,777	666	(509)	60,934
Other debt securities	53,046	137	(2,065)	51,118
Total debt securities	123,227	985	(2,738)	121,474
Financial institution equity securities	9,566	969	—	10,535
Other equity securities	1,667	—	(184)	1,483
Total equity securities	11,233	969	(184)	12,018
Total investment securities AFS	$134,460	$1,954	$(2,922)	$133,492

The amortized cost and fair values of trading investment securities at December 31, 2017 and 2016 are as follows.

	2017
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Financial institution equity securities	$20	$—	$—	$20
Other equity securities	192	2	(24)	170
Total trading securities	$212	$2	$(24)	$190

	2016
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Trading:
Financial institution equity securities	$—	$—	$—	$—
Other equity securities	56	2	—	58
Total trading securities	$56	$2	$—	$58

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2017 and 2016.

	2017
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale (AFS)
Mortgage-backed securities	$981	$(12)	$2,276	$(99)	$3,257	$(111)
State and political securities	15,691	(104)	3,018	(94)	18,709	(198)
Other debt securities	7,512	(148)	28,517	(932)	36,029	(1,080)
Total debt securities	24,184	(264)	33,811	(1,125)	57,995	(1,389)
Other equity securities	1,251	(49)	—	—	1,251	(49)
Total equity securities	1,251	(49)	—	—	1,251	(49)
Total Investment Securities AFS	$25,435	$(313)	$33,811	$(1,125)	$59,246	$(1,438)

	2016
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale (AFS)
Mortgage-backed securities	$3,572	$(106)	$3,627	$(58)	$7,199	$(164)
State and political securities	26,113	(509)	—	—	26,113	(509)
Other debt securities	28,140	(1,179)	12,240	(886)	40,380	(2,065)
Total debt securities	57,825	(1,794)	15,867	(944)	73,692	(2,738)
Other equity securities	727	(140)	756	(44)	1,483	(184)
Total equity securities	727	(140)	756	(44)	1,483	(184)
Total Investment Securities AFS	$58,552	$(1,934)	$16,623	$(988)	$75,175	$(2,922)

At December 31, 2017 there were 37 individual securities in a continuous unrealized loss position for less than twelve months and 22 individual securities in a continuous unrealized loss position for greater than twelve months.

The Company reviews its position quarterly and has asserted that at December 31, 2017 and 2016, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,696	$4,684
Due after one year to five years	43,748	43,609
Due after five years to ten years	49,777	49,063
Due after ten years	11,154	11,272
Total	$109,375	$108,628

Total gross proceeds from sales of securities available for sale were $25,528,000, $44,829,000, and $65,672,000 for 2017, 2016, and 2015, respectively.  The following table represents gross realized gains and losses on those transactions:

	Year Ended December 31,
(In Thousands)	2017	2016	2015
Gross realized gains:
U.S. Government and agency securities	$—	$11	$—
Mortgage-backed securities	69	35	—
State and political securities	408	787	1,571
Other debt securities	53	283	825
Financial institution equity securities	288	572	183
Other equity securities	—	217	132
Total gross realized gains	$818	$1,905	$2,711
Gross realized losses:
U.S. Government and agency securities	$—	$5	$—
Asset-backed securities	—	13	—
State and political securities	18	1	22
Other debt securities	51	189	54
Financial institution equity securities	—	—	—
Other equity securities	149	86	43
Total gross realized losses	$218	$294	$119

There were no impairment charges included in gross realized losses for the years ended December 31, 2017, 2016, and 2015.

Investment securities with a carrying value of approximately $89,736,000 and $95,199,000 at December 31, 2017 and 2016, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

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

The following table presents the related aging categories of loans, by segment, as of December 31, 2017 and 2016:

	2017
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial, financial, and agricultural	$178,022	$663	$86	$114	$178,885
Real estate mortgage:
Residential	588,278	6,853	318	1,628	597,077
Commercial	325,148	1,823	80	4,968	332,019
Construction	31,547	116	20	—	31,683
Installment loans to individuals	106,335	289	5	49	106,678
	1,229,330	$9,744	$509	$6,759	1,246,342
Net deferred loan fees and discounts	272				272
Allowance for loan losses	(12,858)				(12,858)
Loans, net	$1,216,744				$1,233,756

	2016
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial, financial, and agricultural	$145,179	$785	$14	$132	$146,110
Real estate mortgage:
Residential	553,053	9,112	587	1,988	564,740
Commercial	296,537	786	268	8,591	306,182
Construction	33,879	771	—	—	34,650
Installment loans to individuals	43,008	202	1	45	43,256
	1,071,656	$11,656	$870	$10,756	1,094,938
Net deferred loan fees and discounts	(1,257)				(1,257)
Allowance for loan losses	(12,896)				(12,896)
Loans, net	$1,057,503				$1,080,785

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of purchased credit-impaired loans, on the acquisition date, was determined primarily based on the fair value of loan collateral.

The following table presents the interest income if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans as of December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017		2016		2015
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$23	$15	$6	$—	$48	$53
Real estate mortgage:
Residential	147	98	151	101	53	38
Commercial	390	238	496	105	281	54
Construction	—	—	—	—	16	—
Installment loans to individuals	5	3	3	2	—	—
	$565	$354	$656	$208	$398	$145

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of December 31, 2017 and 2016:

	2017
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,033	$1,033	$—
Real estate mortgage:
Residential	1,428	1,428	—
Commercial	1,465	1,465	—
Construction	—	—	—
	3,926	3,926	—
With an allowance recorded:
Commercial, financial, and agricultural	235	235	96
Real estate mortgage:
Residential	2,304	2,353	367
Commercial	7,981	8,031	1,721
Construction	—	—	—
	10,520	10,619	2,184
Total:
Commercial, financial, and agricultural	1,268	1,268	96
Real estate mortgage:
Residential	3,732	3,781	367
Commercial	9,446	9,496	1,721
Construction	—	—	—
	$14,446	$14,545	$2,184

	2016
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$109	$109	$—
Real estate mortgage:
Residential	1,584	1,584	—
Commercial	1,833	1,833	—
Construction	—	—	—
	3,526	3,526	—
With an allowance recorded:
Commercial, financial, and agricultural	132	132	74
Real estate mortgage:
Residential	1,893	1,893	437
Commercial	10,425	10,520	1,668
Construction	—	—	—
	12,450	12,545	2,179
Total:
Commercial, financial, and agricultural	241	241	74
Real estate mortgage:
Residential	3,477	3,477	437
Commercial	12,258	12,353	1,668
Construction	—	—	—
	$15,976	$16,071	$2,179

The following table presents the average recorded investment in impaired loans and related interest income recognized for December 31, 2017, 2016, and 2015:

	2017
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$727	$41	$7
Real estate mortgage:
Residential	3,233	75	91
Commercial	11,551	186	233
Construction	—	—	—
Installment loans to individuals	5	—	1
	$15,516	$302	$332

	2016
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$400	$16	$1
Real estate mortgage:
Residential	3,471	89	101
Commercial	12,887	187	110
Construction	138	—	—
	$16,896	$292	$212

	2015
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,031	$21	$10
Real estate mortgage:
Residential	2,570	72	47
Commercial	17,529	342	80
Construction	865	1	53
	$21,995	$436	$190

Currently there are no additional funds needed to be advanced in connection with impaired loans.

Modifications

The loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring ("TDR"), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties.  These concessions typically result from loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance, or other actions.  Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

Loan modifications that are considered TDRs completed during the twelve months ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017			2016
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	—	$—	$—	—	$—	$—
Real estate mortgage:
Residential	6	1,015	1,015	3	397	397
Commercial	2	371	371	1	400	400
Construction	—	—	—	—	—	—
Total	8	$1,386	$1,386	4	$797	$797

Of the eight new troubled debt restructurings that were granted for the year ended December 31, 2017, six loans totaling $1,061,000 were granted payment concessions, one loan totaling $273,000 was granted a rate concession, and one loan totaling $52,000 was granted a term concession.
The four new troubled debt restructurings granted for the year ended December 31, 2016 totaling $797,000 were granted term concessions.

No loan modifications considered troubled debt restructurings made during the twelve months previous to December 31, 2017 and December 31, 2016, have defaulted during the corresponding twelve month periods.

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Banks have a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external annual loan review of large commercial relationships is performed, as well as a sample of smaller transactions.  During 2017, the threshold for the annual loan review was commercial relationships $1,600,000 or greater for JSSB and $1,400,000 or greater for Luzerne. Confirmation of the appropriate risk category is included in the review.  Detailed reviews, including plans for resolution, are performed on loans classified as Substandard, Doubtful, or Loss on a quarterly basis.

The following table presents the credit quality categories identified above as of December 31, 2017 and 2016:

	2017
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$175,603	$593,828	$311,209	$31,535	$106,678	$1,218,853
Special Mention	738	1,043	7,337	—	—	9,118
Substandard	2,544	2,206	13,473	148	—	18,371
Total	$178,885	$597,077	$332,019	$31,683	$106,678	$1,246,342

	2016
	Commercial and	Real Estate Mortgages			Installment Loans
(In Thousands)	Agricultural	Residential	Commercial	Construction	to Individuals	Totals
Pass	$140,497	$561,440	$277,916	$34,493	$43,256	$1,057,602
Special Mention	2,943	740	11,143	—	—	14,826
Substandard	2,670	2,560	17,123	157	—	22,510
Total	$146,110	$564,740	$306,182	$34,650	$43,256	$1,094,938

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

For the general allowances historical loss trends are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by other qualitative factors.  A historical charge-off factor is calculated utilizing a twelve quarter moving average.  However, management may adjust the moving average time frame by up to four quarters to adjust for variances in the economic cycle. Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.  The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; and concentrations of credit from a loan type, industry, and/or geographic standpoint. There was a substantial increase in our indirect loan portfolio in 2017 which resulted in an increase of 20 basis points within this qualitative factor. Additionally, the tenure of our credit department allowed us to incur a slight adjustment within our experience factor. Due to an increase in foreclosures nationally, we adjusted our residential loans category accordingly.

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

Over the last three years, various quantitative and qualitative factors indicate changes in our provision for loan losses. The provision for commercial and agricultural loans decreased based on changes in the economic cycle and our historical loss factors within this loan type. The change in the provision for residential real estate loans vary based on our observations of industry trends during 2017 in national foreclosure rates. A decrease in the provision for commercial real estate loans is due to bank and industry historical analysis. Our portfolio of construction loans has remained steady in recent years. The provision for this loan type is adjusted by national indices as well as our historical losses. In 2016 and 2017, the substantial growth in our indirect loan portfolio has been the key driver for the increase in allocation of provision for the installment loans to individuals segment of the portfolio.

Activity in the allowance is presented for the twelve months ended December 31, 2017, 2016, and 2015:

	2017
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individual
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,554	$5,383	$4,975	$178	$416	$390	$12,896
Charge-offs	(106)	(578)	(58)	—	(303)	—	(1,045)
Recoveries	135	55	1	9	77	—	277
Provision	(406)	819	(641)	(32)	885	105	730
Ending Balance	$1,177	$5,679	$4,277	$155	$1,075	$495	$12,858

	2016
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,532	$5,116	$4,217	$160	$243	$776	$12,044
Charge-offs	(167)	(39)	(93)	(2)	(229)	—	(530)
Recoveries	62	15	8	9	92	—	186
Provision	127	291	843	11	310	(386)	1,196
Ending Balance	$1,554	$5,383	$4,975	$178	$416	$390	$12,896

	2015
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Beginning Balance	$1,124	$3,755	$4,205	$786	$245	$464	$10,579
Charge-offs	(283)	(49)	(743)	(46)	(240)	—	(1,361)
Recoveries	176	81	182	23	64	—	526
Provision	515	1,329	573	(603)	174	312	2,300
Ending Balance	$1,532	$5,116	$4,217	$160	$243	$776	$12,044

The Company grants commercial, industrial, residential, and installment loans to customers throughout north-central and north-eastern Pennsylvania. Although the Company has a diversified loan portfolio at December 31, 2017 and 2016, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The amount of foreclosed residential real estate held at December 31, 2017 and December 31, 2016, totaled $422,000 and $839,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2017 and December 31, 2016, totaled $378,000 and $167,000, respectively.

The Company has a concentration of loans at December 31, 2017 and 2016 as follows:

	2017	2016
Owners of residential rental properties	15.16%	16.10%
Owners of commercial rental properties	13.57%	14.18%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 and 2016:

	2017
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individuals	Unallocated	Totals
(In Thousands)		Residential	Commercial	Construction
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$96	$367	$1,721	$—	$—	$—	$2,184
Collectively evaluated for impairment	1,081	5,312	2,556	155	1,075	495	10,674
Total ending allowance balance	$1,177	$5,679	$4,277	$155	$1,075	$495	$12,858
Loans:
Individually evaluated for impairment	$1,268	$3,732	$9,446	$—	$—		$14,446
Collectively evaluated for impairment	177,617	593,345	322,573	31,683	106,678		1,231,896
Total ending loans balance	$178,885	$597,077	$332,019	$31,683	$106,678		$1,246,342

	2016
	Commercial and Agricultural	Real Estate Mortgages			Installment Loans to Individuals
(In Thousands)		Residential	Commercial	Construction		Unallocated	Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$74	$437	$1,668	$—	$—	$—	$2,179
Collectively evaluated for impairment	1,480	4,946	3,307	178	416	390	10,717
Total ending allowance balance	$1,554	$5,383	$4,975	$178	$416	$390	$12,896
Loans:
Individually evaluated for impairment	$241	$3,477	$12,258	$—	$—		$15,976
Collectively evaluated for impairment	145,869	561,263	293,924	34,650	43,256		1,078,962
Total ending loans balance	$146,110	$564,740	$306,182	$34,650	$43,256		$1,094,938

NOTE 7 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31, 2017 and 2016:

(In Thousands)	2017	2016
Land	$7,107	$6,400
Premises	20,808	18,568
Furniture and equipment	9,895	8,825
Leasehold improvements	2,311	1,698
Total	40,121	35,491
Less accumulated depreciation and amortization	12,735	11,216
Net premises and equipment	$27,386	$24,275

Depreciation and amortization related to premises and equipment for the years ended 2017, 2016, and 2015 was $1,659,000 $1,578,000, and $1,564,000, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLES

As of December 31, 2017 and 2016, goodwill had a gross carrying value of $17,380,000 and accumulated amortization of $276,000 resulting in a net carrying amount of $17,104,000.

The gross carrying amount of goodwill is tested for impairment in the third quarter of each fiscal year.  Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, there was no evidence of impairment of the carrying amount at December 31, 2017 or 2016.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  Since the acquisition, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible and a trade name intangible which are being amortized on an accelerated basis, and also book of business intangible that is being amortized on a straight-line basis over the useful life of such assets.  The net carrying amount of the core deposit intangible, the trade name intangible, and the book of business intangible at December 31, 2017 was $598,000, $43,000, and $821,000 respectively, with $1,283,000, $90,000, and $199,000 accumulated amortization as of that date.

As of December 31, 2017, the estimated future amortization expense for the core deposit and trade name intangible was:

(In Thousands)	Core Deposit Intangible	Trade Name Intangible	Book of Business Intangible
2018	$185	$13	$102
2019	151	11	102
2020	117	8	102
2021	83	6	102
2022	48	4	102
2023	14	1	102
2024	—	—	102
2025	—	—	102
2026	—	—	5
	$598	$43	$821

NOTE 9 - TIME DEPOSITS

Time deposits of $250,000 or more totaled approximately $43,262,000 on December 31, 2017 and $32,167,000 on December 31, 2016. Interest expense on time deposits of $100,000 or more was approximately $1,479,000, $1,305,000, and $1,112,000, for the years ended December 31, 2017, 2016, and 2015, respectively.

At December 31, 2017, the scheduled maturities on time deposits of $100,000 or more are as follows:

(In Thousands)	2017
Three months or less	$22,164
Three months to six months	10,354
Six months to twelve months	32,660
Over twelve months	60,889
Total	$126,067

Total time deposit maturities are as follows at December 31, 2017:

(In Thousands)	2017
2018	$115,659
2019	62,572
2020	22,453
2021	25,810
2022	1,546
Thereafter	1,427
Total	$229,467

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and primarily FHLB advances, which generally represent overnight or less than six month borrowings.  In addition to the outstanding balances noted below, the Banks also have additional lines of credit totaling $52,000,000 available from correspondent banks other than the FHLB.  The outstanding balances and related information for short-term borrowings are summarized as follows at December 31, 2017, 2016, and 2015:

(In Thousands)	2017	2016	2015
Repurchase Agreements:
Balance at year end	$7,878	$13,241	$18,334
Maximum amount outstanding at any month end	13,782	17,827	18,614
Average balance outstanding during the year	10,425	15,394	15,834
Weighted-average interest rate:
At year end	0.13%	0.16%	0.21%
Paid during the year	0.14%	0.18%	0.21%
Overnight:
Balance at year end	$92,870	$—	$28,304
Maximum amount outstanding at any month end	92,870	24,346	42,760
Average balance outstanding during the year	15,559	3,124	23,075
Weighted-average interest rate:
At year end	1.54%	—%	0.43%
Paid during the year	1.41%	0.57%	0.36%

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

The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2017 and December 31, 2016 is presented in the following tables.

	2017	2016
	Remaining Contractual Maturity of the Agreements
(In Thousands)	Overnight and Continuous	Overnight and Continuous
Repurchase Agreements:
U.S. Government and agency securities	$—	$—
Mortgage-backed securities	1,898	6,684
Asset-backed securities	—	109
State and political securities	6,894	5,241
Other debt securities	8,662	8,866
Total carrying value of collateral pledged	$17,454	$20,900

Total liability recognized for repurchase agreements	$7,878	$13,241

NOTE 11 - LONG-TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2017 and 2016:

(In Thousands)		Weighted Average Interest Rate		Stated Interest Rate Range
Description	Maturity	2017	2016	From	To	2017	2016
Variable	2017	—%	4.22%	4.15%	4.28%	$—	$20,000
Variable	2018	3.18%	3.18%	3.18%	3.18%	10,000	10,000
Total Variable		3.18%	3.87%			10,000	30,000

Fixed	2017	—%	0.91%	0.90%	0.97%	—	25,000
Fixed	2018	1.13%	1.13%	1.13%	1.13%	2,000	2,000
Fixed	2019	1.59%	1.55%	1.54%	1.63%	17,292	7,292
Fixed	2020	1.71%	1.70%	1.62%	1.79%	28,333	18,333
Fixed	2022	1.99%	2.04%	1.98%	2.04%	13,000	3,000
Total Fixed		1.72%	1.32%			60,625	55,625
Total		1.92%	2.21%			$70,625	$85,625

(In Thousands) Year Ending December 31,	Amount	Weighted Average Rate
2018	$12,000	2.84%
2019	17,292	1.59%
2020	28,333	1.71%
2022	13,000	1.99%
	$70,625	1.92%

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

The Banks maintain a credit arrangement which includes a revolving line of credit with the FHLB.  Under this credit arrangement, at December 31, 2017, JSSB has a remaining borrowing capacity of $235,868,000 and Luzerne has a remaining capacity of $157,292,000, which are subject to annual renewal and typically incur no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of each Bank which consist principally of first mortgage loans and state and political securities, along with other securities.

In December 2012, JSSB entered in to a capital lease on a piece of land in Lewisburg, Pennsylvania. The carrying amount of the land as of December 31, 2017 and 2016 was $827,000. The present value of minimum lease payments at December 31, 2017 and 2016 was $345,000 and $373,000. The following is a schedule showing the future minimum lease payments under the capital lease by years and the present value of the minimum lease payments as of December 31, 2017. The interest rate related to the lease obligation is 2.75% and the maturity date is October 2023.

(In Thousands)	Lease Payment	Interest	Present Value of Minimum Lease Payment
2018	$38	$9	$29
2019	38	9	29
2020	38	8	30
2021	38	7	31
2022	37	6	31
Thereafter	200	5	195
	$389	$44	$345

NOTE 12 - INCOME TAXES

Year-end deferred taxes are presented in the table below. As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017 (discussed below), deferred taxes as of December 31, 2017 are based on the newly enacted U.S. statutory federal income tax rate of 21%. Deferred taxes as of December 31, 2016 are based on the previously enacted U.S. statutory federal income tax rate of 34%.
The following temporary differences gave rise to the net deferred tax asset position at December 31, 2017 and 2016:

(In Thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$2,714	$4,400
Deferred compensation	1,235	1,840
Defined Pension	684	1,450
Deferred Loan fees and discounts	211	320
Investment securities allowance	45	517
Unrealized loss on available for sale securities	14	329
Other	727	1,393
Total	5,630	10,249
Deferred tax liabilities:
Investment security accretion	95	244
Depreciation	537	588
Amortization	610	1,020
Total	1,242	1,852
Deferred tax asset, net	$4,388	$8,397

No valuation allowance was established at December 31, 2017 and 2016, because of the Company’s ability to carry back capital losses to recover taxes paid in previous years and certain tax strategies, together with the anticipated future taxable income as evidenced by the Company’s earning potential. The Corporation is no longer subject to federal, state, and local examinations by tax authorities for years before 2014.

The provision or benefit for income taxes is comprised of the following for the year ended December 31, 2017, 2016, and 2015:

(In Thousands)	2017	2016	2015
Currently payable	$5,690	$3,054	$3,527
Deferred benefit	(955)	1,543	209
Change in corporate tax rate	2,724	—	—
Total provision	$7,459	$4,597	$3,736

A reconciliation between the expected income tax or benefit and the effective income tax rate on income before income tax provision or benefit follows for the year ended December 31, 2017, 2016, and 2015:

	2017		2016		2015
(In Thousands)	Amount	%	Amount	%	Amount	%
Provision at expected rate	$5,859	34.00%	$5,804	34.00%	$5,996	34.00%
(Decrease) increase in tax resulting from:
Tax-exempt income	(811)	(4.71)	(1,092)	(6.40)	(1,492)	(8.46)
Tax credits	(177)	(1.03)	(312)	(1.83)	(737)	(4.17)
Change in corporate tax rate	2,724	15.81	—	—	—	—
Other, net	(136)	(0.78)	197	1.16	(31)	(0.18)
Effective income tax provision and rate	$7,459	43.29%	$4,597	26.93%	$3,736	21.19%

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Company has a noncontributory defined benefit pension plan (the “Plan”) for all employees meeting certain age and length of service requirements that were hired prior to January 1, 2004, at which time entrance into the Plan was frozen.  The benefit accrual for the Plan was subsequently frozen at December 31, 2014. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment, until December 31, 2014 when the benefit accrual was frozen.

The following table sets forth the obligation and funded status as of December 31, 2017 and 2016:

(In Thousands)	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$19,289	$18,947
Interest cost	756	775
Actuarial loss (gain)	159	139
Benefits paid	(782)	(800)
Curtailment gain	—	—
Other, change in actuarial assumptions	1,247	228
Benefit obligation at end of year	$20,669	$19,289

Change in plan assets:
Fair value of plan assets at beginning of year	$15,090	$14,223
Actual return on plan assets	2,424	910
Employer contribution	750	750
Benefits paid	(782)	(797)
Adjustment to fair value of plan assets	4	4
Fair value of plan assets at end of year	17,486	15,090
Funded status	$(3,183)	$(4,199)

Accounts recognized on balance sheet as:
Total liabilities	$(3,183)	$(4,199)

Amounts not yet recognized as a component of net periodic pension cost:
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$6,227	$6,498

The accumulated benefit obligation for the Plan was $20,669,000 and $19,289,000 at December 31, 2017 and 2016, respectively.

Components of Net Periodic Cost and Other Amounts Recognized in Other Comprehensive Income (loss) as of December 31, 2017, 2016, and 2015 are as follows:

(In Thousands)	2017	2016	2015
Net periodic pension cost:
Service cost	$—	$55	$64
Interest cost	756	775	757
Expected return on plan assets	(926)	(989)	(983)
Amortization of unrecognized net loss	174	153	159
Net periodic benefit (cost)	$4	$(6)	$(3)

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31, 2017, 2016, and 2015:

	2017	2016	2015
Discount rate	3.47%	3.98%	4.17%
Rate of compensation increase	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Discount rate	3.98%	4.17%	3.83%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Plan’s weighted-average asset allocations at December 31, 2017 and 2016 by asset category are as follows:

Asset Category	2017	2016
Cash	4.96%	6.54%
Fixed income securities	11.42%	9.15%
Equity	66.90%	64.79%
Inflation Hedges/Real Assets	5.82%	5.55%
Hedged Strategies	10.90%	13.97%
Total	100.00%	100.00%

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

The following table sets forth by level, within the fair value hierarchy detailed in Note 21 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2017 and 2016:

	2017
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$868	$—	$—	$868
Mutual funds - taxable fixed income	1,992	—	—	1,992
Mutual funds - domestic equity	9,358	—	—	9,358
Mutual funds - international equity	2,343	—	—	2,343
Inflation Hedges/Real Assets	1,019	—	—	1,019
Hedged Strategies	1,906	—	—	1,906
Total assets at fair value	$17,486	$—	$—	$17,486

	2016
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$987	$—	$—	$987
Mutual funds - taxable fixed income	1,379	—	—	1,379
Mutual funds - domestic equity	8,944	—	—	8,944
Mutual funds - international equity	835	—	—	835
Inflation Hedges/Real Assets	838	—	—	838
Hedged Strategies	2,107	—	—	2,107
Total assets at fair value	$15,090	$—	$—	$15,090

The following future benefit payments are expected to be paid:

(In Thousands)
2018	$838
2019	874
2020	907
2021	898
2022	918
Thereafter	5,249
$9,684

The company expects to contribute a minimum of $500,000 to its Pension Plan in 2018.

401(k) Savings Plan

The Company also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Company may make matching contributions equal to a discretionary percentage that is determined by the Board of Directors.  Participants are at all times fully vested in their contributions and vest over a period of five years regarding the employer contribution.  Contribution expense was approximately $369,000, $215,000, and $230,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

Deferred Compensation Plan

The Company has a deferred compensation plan whereby participating directors elect to forego directors’ fees paid in cash.  Under this plan, the Company will make payments for a ten-year period beginning at the later of age 65 or ceasing to be a director in most cases or at death, if earlier, at which time payments would be made to their designated beneficiaries.

To fund benefits under the deferred compensation plan, the Company has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Company. The Company incurred expenses related to the plan of $330,000, $303,000, and $252,000 for the years ended December 31, 2017, 2016, and 2015, respectively.  Benefits paid under the plan were approximately $79,000, $85,000, and $103,000 in 2017, 2016, and 2015, respectively.

NOTE 14 - STOCK OPTIONS

In 2014, the Company adopted the 2014 Equity Incentive Plan designed to help the Company attract, retain, and motivate employees and non-employee directors. Incentive stock options, non-qualified stock options, and restricted stock may be granted as part of the plan.

On August 27, 2015, the Company issued 38,750 stock options with a strike price of $42.03 to employees that have a five year vesting period and expire ten years from the grant date. On March 24, 2017, the Company issued 70,000 stock options with a strike price of $44.21 to employees. The options granted in 2017 all expire ten years from the grant date; however, of the 70,000 grants awarded, 46,250 of the options have a three year vesting period while the remaining 23,750 options vest in five years.

A summary of stock option activity for the year ended December 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2014	—	$—	—	$—
Granted	38,750	42.03	9.67
Exercised	—	—
Forfeited	(4,000)	42.03
Expired	—	—
Outstanding at December 31, 2015	34,750	42.03	9.67	14,943
Granted	—	—
Exercised	—	—
Forfeited	(8,250)	42.03
Expired	—	—
Outstanding at December 31, 2016	26,500	42.03	8.66	224,455
Granted	70,000	44.21	9.23
Exercised	—	—
Forfeited	(3,000)	44.21
Expired	—	—
Outstanding at December 31, 2017	93,500	$43.59	8.79	$279,365

Options exercisable at December 31, 2017	—	$—	—	$—

On December 31, 2017, a total of 93,500 options were outstanding. Outstanding options at December 31, 2017 and the related vesting schedules are summarized below:

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
March 24, 2017	46,250	(3,000)	43,250	$44.21	3 years	10 years
March 24, 2017	23,750	—	23,750	44.21	5 years	10 years
August 27, 2015	38,750	(12,250)	26,500	42.03	5 years	10 years

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during 2017 and 2015 (no options were issued during 2016):

	2017	2015
Risk-free interest rate	1.90%	1.63%
Expected volatility	27.63%	31.58%
Expected dividend yield	4.20%	4.22%
Expected life	6.84 years	7.51 years
Weighted average grant date fair value per option	$0.75	$3.96

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

For the years ended December 31, 2017 and 2016, there was $29,000 and $19,000 in total share-based compensation expense, respectively. The compensation expense is recorded as part of the non-interest expenses in the Consolidated Statement of Income.

As at December 31, 2017, total unrecognized compensation costs related to non-vested options was $99,000 which is expected to be recognized over a period of 2.91 years.

NOTE 15 - EMPLOYEE STOCK PURCHASE PLAN

The Company maintains a Penns Woods Bancorp, Inc. Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Company. The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually. There were 2,230 and 2,125 shares issued under the plan for the years ended December 31, 2017 and 2016, respectively.

NOTE 16 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company and the Banks, including their immediate families and companies in which they are principal owners (more than ten percent), are indebted to the Company.  Such indebtedness was incurred in the ordinary course of business on the same terms and at those rates prevailing at the time for comparable transactions with others.

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31, 2017 and 2016:

(In Thousands)	Beginning Balance	New Loans	Repayments	Ending Balance
2016	$9,258	$5,875	$(6,256)	$8,877
2017	8,877	13,147	(3,013)	19,011

Deposits from related parties held by the Banks amounted to $21,700,000 at December 31, 2017 and $13,052,000 at December 31, 2016.

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES

The following schedule shows future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2017:

(In Thousands)
2018	$599
2019	480
2020	463
2021	369
2022	261
Thereafter	1,246
$3,418

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities and equipment.  Total rental expense for all operating leases for the years ended December 31, 2017, 2016, and 2015 were $584,000, $573,000, and $591,000.

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2017 and 2016:

(In Thousands)	2017	2016
Commitments to extend credit	$264,982	$263,487
Standby letters of credit	10,406	6,515
Credit exposure from the sale of assets with recourse	4,893	6,341

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

As of December 31, 2017 and 2016, the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, common equity tier I risk-based, tier I risked-based, total risk-based, and tier I leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively.

The Company’s and the Banks' actual capital ratios (using the definitions from the prompt corrective action rules) are presented in the following tables, which shows that the Company and both Banks met all regulatory capital requirements.

Consolidated Company

	2017		2016
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$125,513	11.254%	$125,804	12.620%
For Capital Adequacy Purposes	50,187	4.500%	44,849	4.500%
Minimum To Maintain Capital Conservation Buffer	64,128	5.750%	51,078	5.125%
To Be Well Capitalized	72,493	6.500%	64,782	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$132,094	11.844%	$133,393	13.380%
For Capital Adequacy Purposes	89,223	8.000%	79,732	8.000%
Minimum To Maintain Capital Conservation Buffer	103,164	9.250%	85,961	8.625%
To Be Well Capitalized	111,528	10.000%	99,665	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$125,513	11.254%	$125,804	12.620%
For Capital Adequacy Purposes	66,916	6.000%	59,799	6.000%
Minimum To Maintain Capital Conservation Buffer	80,857	7.250%	66,028	6.625%
To Be Well Capitalized	89,222	8.000%	79,732	8.000%
Tier I Capital (to Average Assets)
Actual	$125,513	8.766%	$125,804	9.432%
For Capital Adequacy Purposes	57,273	4.000%	53,352	4.000%
To Be Well Capitalized	71,591	5.000%	66,691	5.000%

Jersey Shore State Bank

	2017		2016
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$88,289	10.120%	$86,397	11.136%
For Capital Adequacy Purposes	39,259	4.500%	34,914	4.500%
Minimum To Maintain Capital Conservation Buffer	50,164	5.750%	39,763	5.125%
To Be Well Capitalized	56,707	6.500%	50,431	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$93,145	10.677%	$90,992	11.728%
For Capital Adequacy Purposes	69,791	8.000%	62,069	8.000%
Minimum To Maintain Capital Conservation Buffer	80,696	9.250%	66,918	8.625%
To Be Well Capitalized	87,239	10.000%	77,587	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$88,289	10.120%	$86,397	11.136%
For Capital Adequacy Purposes	52,345	6.000%	46,552	6.000%
Minimum To Maintain Capital Conservation Buffer	63,251	7.250%	51,401	6.625%
To Be Well Capitalized	69,794	8.000%	62,069	8.000%
Tier I Capital (to Average Assets)
Actual	$88,289	8.235%	$86,397	8.894%
For Capital Adequacy Purposes	42,885	4.000%	38,856	4.000%
To Be Well Capitalized	53,606	5.000%	48,570	5.000%

Luzerne Bank

	2017		2016
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$31,116	9.731%	$31,102	10.165%
For Capital Adequacy Purposes	14,389	4.500%	13,769	4.500%
Minimum To Maintain Capital Conservation Buffer	18,386	5.750%	15,682	5.125%
To Be Well Capitalized	20,785	6.500%	19,889	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$32,533	10.174%	$33,589	10.977%
For Capital Adequacy Purposes	25,581	8.000%	24,479	8.000%
Minimum To Maintain Capital Conservation Buffer	29,578	9.250%	26,391	8.625%
To Be Well Capitalized	31,977	10.000%	30,599	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$31,116	9.731%	$31,102	10.165%
For Capital Adequacy Purposes	19,186	6.000%	18,359	6.000%
Minimum To Maintain Capital Conservation Buffer	23,183	7.250%	20,272	6.625%
To Be Well Capitalized	25,581	8.000%	24,479	8.000%
Tier I Capital (to Average Assets)
Actual	$31,116	8.384%	$31,102	8.535%
For Capital Adequacy Purposes	14,845	4.000%	14,576	4.000%
To Be Well Capitalized	18,557	5.000%	18,220	5.000%

NOTE 20 - REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks. Accordingly, at December 31, 2017, the balance in the additional paid in capital account totaling $11,657,000 for JSSB and $42,214,000 for Luzerne Bank is unavailable for dividends.

The Banks are subject to regulatory restrictions, which limit the ability to loan funds to Penns Woods Bancorp, Inc. At December 31, 2017, the regulatory lending limit amounted to approximately $16,914,000.

Cash and Due from Banks

Jersey Shore State Bank and Luzerne Bank had no reserve requirements by the district Federal Reserve Bank at December 31, 2017 or 2016; however, if they did they would be reported with cash and due from banks. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of December 31, 2017 and 2016, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2017
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$4,213	$—	$4,213
State and political securities	—	56,508	—	56,508
Other debt securities	—	47,907	—	47,907
Financial institution equity securities	14,596	—	—	14,596
Other equity securities	1,251	—	—	1,251
Investment securities, trading:
Other equity securities	190	—	—	190
Total assets measured on a recurring basis	$16,037	$108,628	$—	$124,665

	2016
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$9,313	$—	$9,313
Asset-backed securities	—	109	—	109
State and political securities	—	60,934	—	60,934
Other debt securities	—	51,118	—	51,118
Financial institution equity securities	10,535	—	—	10,535
Other equity securities	1,483	—	—	1,483
Investment securities, trading:
Financial institution equity securities	58	—	—	58
Total assets measured on a recurring basis	$12,076	$121,474	$—	$133,550

The following table presents the assets reported on the balance sheet at their fair value on a non-recurring basis as of December 31, 2017 and 2016, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2017
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$12,262	$12,262
Other real estate owned	—	—	143	143

	2016
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,797	$13,797
Other real estate owned	—	—	839	839

The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of December 31, 2017 and 2016:

	2017
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$6,583	Discounted cash flow	Temporary reduction in payment amount	3% to (70)%	(4)%
			Probability of default	—%
	5,679	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (20)%	(17)%
Other real estate owned	$143	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%

	2016
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$5,304	Discounted cash flow	Temporary reduction in payment amount	0 to (70)%	(20)%
			Probability of default	—%
	8,493	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (20)%	(15)%
Other real estate owned	$839	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments are as follows at December 31, 2017 and 2016:

			Fair Value Measurements at December 31, 2017
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents	$27,243	$27,243	$27,243	$—	$—
Investment securities:
Available for sale	124,475	124,475	15,847	108,628	—
Trading	190	190	190	—	—
Loans held for sale	1,196	1,196	1,196	—	—
Loans, net	1,233,756	1,264,584	—	—	1,264,584
Bank-owned life insurance	27,982	27,982	27,982	—	—
Accrued interest receivable	4,321	4,321	4,321	—	—

Financial liabilities:
Interest-bearing deposits	$843,004	$838,441	$611,187	$—	$227,254
Noninterest-bearing deposits	303,316	303,316	303,316	—	—
Short-term borrowings	100,748	100,748	100,748	—	—
Long-term borrowings	70,970	70,280	—	—	70,280
Accrued interest payable	502	502	502	—	—

			Fair Value Measurements at December 31, 2016
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents	$43,671	$43,671	$43,671	$—	$—
Investment securities:
Available for sale	133,492	133,492	12,018	121,474	—
Trading	58	58	58
Loans held for sale	1,953	1,953	1,953	—	—
Loans, net	1,080,785	1,088,122	—	—	1,088,122
Bank-owned life insurance	27,332	27,332	27,332	—	—
Accrued interest receivable	3,672	3,672	3,672	—	—

Financial liabilities:
Interest-bearing deposits	$791,937	$789,401	$571,768	$—	$217,633
Noninterest-bearing deposits	303,277	303,277	303,277	—	—
Short-term borrowings	13,241	13,241	13,241	—	—
Long-term borrowings	85,998	86,353	—	—	86,353
Accrued interest payable	455	455	455	—	—

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of December 31, 2017 and 2016.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the fair value of off-balance sheet items at December 31, 2017 and 2016.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 18.

NOTE 23 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31,

(In Thousands)	2017	2016
ASSETS:
Cash	$132	$578
Investment in subsidiaries:
Bank	131,637	129,421
Non-bank	5,685	8,037
Other assets	889	373
Total Assets	$138,343	$138,409
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$149	$160
Shareholders’ equity	138,194	138,249
Total liability and shareholders’ equity	$138,343	$138,409

CONDENSED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2017	2016	2015
Operating income:
Dividends from subsidiaries	$11,352	$10,007	$11,367
Equity in undistributed earnings of subsidiaries	(908)	3,128	3,167
Operating expenses	(671)	(660)	(636)
Net income	$9,773	$12,475	$13,898
Comprehensive income	$10,545	$11,346	$11,766

CONDENSED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$9,773	$12,475	$13,898
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	908	(3,128)	(3,167)
Other, net	(525)	344	(313)
Net cash provided by operating activities	10,156	9,691	10,418
FINANCING ACTIVITIES:
Dividends paid	(8,837)	(8,903)	(8,967)
Issuance of common stock	116	101	116
Purchase of treasury stock	(1,881)	(574)	(2,603)
Net cash used for financing activities	(10,602)	(9,376)	(11,454)
NET (DECREASE) INCREASE IN CASH	(446)	315	(1,036)
CASH, BEGINNING OF YEAR	578	263	1,299
CASH, END OF YEAR	$132	$578	$263

NOTE 24 - CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, Except Per Share Data)	For the Three Months Ended
2017	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$11,682	$12,209	$12,948	$13,138
Interest expense	1,346	1,385	1,496	1,670
Net interest income	10,336	10,824	11,452	11,468
Provision for loan losses	330	215	60	125
Non-interest income, excluding securities gains	2,452	2,775	2,442	2,483
Securities gains (losses), net	199	(12)	298	107
Non-interest expense	8,985	9,063	9,566	9,248
Income before income tax provision	3,672	4,309	4,566	4,685
Income tax provision	986	1,223	1,282	3,968
Net income	$2,686	$3,086	$3,284	$717

Earnings per share - basic	$0.57	$0.65	$0.70	$0.16
Earnings per share - diluted	$0.56	$0.65	$0.70	$0.15

(In Thousands, Except Per Share Data)	For the Three Months Ended
2016	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$11,726	$11,669	$11,660	$11,758
Interest expense	1,352	1,381	1,413	1,421
Net interest income	10,374	10,288	10,247	10,337
Provision for loan losses	350	258	258	330
Non-interest income, excluding securities gains	2,522	2,686	2,821	2,415
Securities gains, net	475	492	261	441
Non-interest expense	9,061	8,666	8,739	8,625
Income before income tax provision	3,960	4,542	4,332	4,238
Income tax provision	882	1,152	1,273	1,290
Net income	$3,078	$3,390	$3,059	$2,948

Earnings per share - basic and diluted	$0.65	$0.72	$0.65	$0.62

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2017 of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework" issued by COSO in May 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

S.R. Snodgrass, P.C. an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K, and, as part of the audit, has issued  a report, which appears below, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

Date:	March 13, 2018	/s/ Richard A. Grafmyre	/s/ Brian L. Knepp
		Chief Executive Officer	President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Penns Woods Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Penns Woods Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, of the Company and our report dated March 13, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Cranberry Township, Pennsylvania
March 13, 2018

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information appearing under the captions “The Board of Directors and its Committees,” “Election of Directors,” “Information as to Nominees and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Principal Officers of the Corporation,” and “Certain Transactions” in the Company’s Proxy Statement for the Company’s 2018 annual meeting of shareholders (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

Information appearing under the captions “Compensation of Directors," “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Retirement Plan,” “Potential Post-Employment Payments,” and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following tables provide certain information regarding securities issued or issuable under the Company’s equity compensation plan as of December 31, 2017:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	93,500	$43.59	493,667
Equity compensation plan not approved by security holders	—	—	—
Total	93,500	$43.59	493,667

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(b) Exhibits:

(3)(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).
(3)(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).
(10)(i)
Form of First Amendment to the Jersey Shore State Bank Amendment and Restatement of the Director Fee Agreement, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 29, 2006).

(10)(ii)
Consulting Agreement, dated July 18, 2005 between Hubert A. Valencik and Penns Woods Bancorp, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 18, 2005).

(10)(iii)
Employment Agreement, dated October 20, 2017, among Penns Woods Bancorp, Inc. and Brian L. Knepp (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 2, 2017).*

(10)(iv)
Amended and Restated Employment Agreement, dated November 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Richard A. Grafmyre (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 31, 2014).*

(10)(v)
Employment Agreement, dated February 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Aron M. Carter (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).*

(10)(vi)
Employment Agreement, dated February 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Michelle M. Karas (incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).*

(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31)(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31)(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32)(i)	Section 1350 Certification of Chief Executive Officer.
(32)(ii)	Section 1350 Certification of Principal Financial Officer.
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2017 and December 31, 2016; (ii) the Consolidated Statement of Income for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016, and 2015; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016, and 2015; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.  As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2017 and December 31, 2016; (ii) the Consolidated Statement of Income for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016, and 2015; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016, and 2015; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.  As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2018	PENNS WOODS BANCORP, INC.
/s/ Richard A. Grafmyre
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer and Director	March 13, 2018
(Principal Executive Officer)

/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 13, 2018

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Chairman of the Board	March 13, 2018

/s/ Daniel K. Brewer
Daniel K. Brewer, Director	March 13, 2018

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 13, 2018

/s/ William J. Edwards
William J. Edwards, Director	March 13, 2018

/s/ James M. Furey, II
James M. Furey, II, Director	March 13, 2018

/s/ D. Michael Hawbaker
D. Michael Hawbaker, Director	March 13, 2018

/s/ Cameron W. Kephart
Cameron W. Kephart, Director	March 13, 2018

/s/ Leroy H. Keiler, III
Leroy H. Keiler, III, Director	March 13, 2018

/s/ Joseph E. Kluger
Joseph E. Kluger, Director	March 13, 2018

/s/ John G. Nackley
John G. Nackley, Director	March 13, 2018

/s/ Jill F. Schwartz
Jill F. Schwartz, Director	March 13, 2018

/s/ William H. Rockey
William H. Rockey, Director	March 13, 2018

/s/ Ronald A. Walko
Ronald A. Walko, Director	March 13, 2018