Form 10-Q
period 2018-03-31
PENNS WOODS BANCORP INC
filed 2018-05-10
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. or an emerging growth company.  See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

On May 1, 2018 there were 4,689,935 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share Data)	2018	2017
ASSETS:
Noninterest-bearing balances	$18,940	$25,692
Interest-bearing balances in other financial institutions	18,452	1,551
Total cash and cash equivalents	37,392	27,243

Investment debt securities, available for sale, at fair value	116,444	108,627
Investment equity securities, at fair value	2,482	2,516
Investment securities, trading	159	190
Restricted investment in bank stock, at fair value	13,483	13,332
Loans held for sale	748	1,196
Loans	1,280,748	1,246,614
Allowance for loan losses	(12,836)	(12,858)
Loans, net	1,267,912	1,233,756
Premises and equipment, net	27,587	27,386
Accrued interest receivable	4,456	4,321
Bank-owned life insurance	28,169	27,982
Goodwill	17,104	17,104
Intangibles	1,382	1,462
Deferred tax asset	4,721	4,388
Other assets	4,706	4,989
TOTAL ASSETS	$1,526,745	$1,474,492

LIABILITIES:
Interest-bearing deposits	$888,193	$843,004
Noninterest-bearing deposits	304,261	303,316
Total deposits	1,192,454	1,146,320

Short-term borrowings	59,305	100,748
Long-term borrowings	123,970	70,970
Accrued interest payable	793	502
Other liabilities	12,110	17,758
TOTAL LIABILITIES	1,388,632	1,336,298

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,009,898 and 5,009,339 shares issued; 4,689,748 and 4,689,189 outstanding	41,748	41,744
Additional paid-in capital	50,199	50,173
Retained earnings	63,832	63,364
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(666)	(54)
Defined benefit plan	(4,886)	(4,920)
Treasury stock at cost, 320,150	(12,115)	(12,115)
TOTAL PENNS WOODS BANCORP, INC. SHAREHOLDERS' EQUITY	138,112	138,192
Non-controlling interest	1	2
TOTAL SHAREHOLDERS' EQUITY	138,113	138,194
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,526,745	$1,474,492
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$12,193	$10,627
Investment securities:
Taxable	546	542
Tax-exempt	241	298
Dividend and other interest income	221	215
TOTAL INTEREST AND DIVIDEND INCOME	13,201	11,682
INTEREST EXPENSE:
Deposits	1,222	902
Short-term borrowings	224	4
Long-term borrowings	602	440
TOTAL INTEREST EXPENSE	2,048	1,346
NET INTEREST INCOME	11,153	10,336
PROVISION FOR LOAN LOSSES	160	330
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,993	10,006
NON-INTEREST INCOME:
Service charges	551	528
Net debt securities (losses) gains, available for sale	(9)	197
Net equity securities losses	(34)	—
Net securities (losses) gains, trading	3	2
Bank-owned life insurance	173	172
Gain on sale of loans	255	358
Insurance commissions	117	191
Brokerage commissions	343	331
Debit card fees	333	434
Other	349	438
TOTAL NON-INTEREST INCOME	2,081	2,651
NON-INTEREST EXPENSE:
Salaries and employee benefits	5,048	4,770
Occupancy	741	638
Furniture and equipment	747	649
Software amortization	65	273
Pennsylvania shares tax	277	238
Professional fees	566	437
Federal Deposit Insurance Corporation deposit insurance	202	170
Marketing	251	171
Intangible amortization	80	90
Other	1,300	1,549
TOTAL NON-INTEREST EXPENSE	9,277	8,985
INCOME BEFORE INCOME TAX PROVISION	3,797	3,672
INCOME TAX PROVISION	589	986
CONSOLIDATED NET INCOME	$3,208	$2,686
Less: Net loss attributable to noncontrolling interest	(1)	—
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$3,209	$2,686
EARNINGS PER SHARE - BASIC	$0.68	$0.57
EARNINGS PER SHARE - DILUTED	$0.68	$0.56
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,689,376	4,734,805
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	4,689,376	4,761,305
DIVIDENDS DECLARED PER SHARE	$0.47	$0.47
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2018	2017
Net Income	$3,208	$2,686
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available for sale securities	(1,461)	739
Tax effect	306	(251)
Net realized loss (gain) on available for sale securities included in net income	9	(197)
Tax effect	(3)	67
Amortization of unrecognized pension gain	42	39
Tax effect	(8)	(13)
Total other comprehensive (loss) income	(1,115)	384
Comprehensive income	$2,093	$3,070

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2016	5,007,109	$41,726	$50,075	$61,610	$(4,928)	$(10,234)	$—	$138,249
Net income				2,686				2,686
Other comprehensive income					384			384
Stock-based compensation			5					5
Dividends declared, ($0.47 per share)				(2,225)				(2,225)
Common shares issued for employee stock purchase plan	460	3	11					14
Balance, March 31, 2017	5,007,569	$41,729	$50,091	$62,071	$(4,544)	$(10,234)	$—	$139,113

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2017	5,009,339	$41,744	$50,173	$63,364	$(4,974)	$(12,115)	$2	$138,194
Net income				3,209			(1)	3,208
Adoption of ASU 2016-01				(537)	537			—
Other comprehensive loss					(1,115)			(1,115)
Stock-based compensation			7					7
Dividends declared, ($0.47 per share)				(2,204)				(2,204)
Common shares issued for employee stock purchase plan	559	4	19					23
Balance, March 31, 2018	5,009,898	$41,748	$50,199	$63,832	$(5,552)	$(12,115)	$1	$138,113

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2018	2017
OPERATING ACTIVITIES:
Net Income	$3,209	$2,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	386	719
Amortization of intangible assets	80	90
Provision for loan losses	160	330
Accretion and amortization of investment security discounts and premiums	195	255
Net securities losses (gains), available for sale	9	(197)
Originations of loans held for sale	(8,762)	(10,964)
Proceeds of loans held for sale	9,465	12,054
Gain on sale of loans	(255)	(358)
Net equity securities losses	34	—
Net securities losses (gains), trading	(3)	(2)
Proceeds from the sale of trading securities	233	169
Purchases of trading securities	(222)	(109)
Earnings on bank-owned life insurance	(173)	(172)
Decrease (increase) in deferred tax asset	(170)	174
Security Trades Payable	(3,689)	1,933
Other, net	(561)	(2,076)
Net cash used for operating activities	(64)	4,532
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	3,363	2,652
Proceeds from calls and maturities of available for sale securities	660	3,958
Purchases of available for sale securities	(12,935)	(9,699)
Net increase in loans	(35,900)	(18,200)
Acquisition of premises and equipment	(323)	(557)
Proceeds from the sale of foreclosed assets	16	586
Purchase of bank-owned life insurance	(27)	(30)
Proceeds from redemption of regulatory stock	5,335	1,162
Purchases of regulatory stock	(5,486)	(1,007)
Net cash used for investing activities	(45,297)	(21,135)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	45,189	56,335
Net increase in noninterest-bearing deposits	945	9,115
Proceeds from long-term borrowings	55,000	—
Repayment of long-term borrowings	(2,000)	(10,000)
Net decrease in short-term borrowings	(41,443)	(4,652)
Dividends paid	(2,204)	(2,225)
Issuance of common stock	23	19
Net cash provided by financing activities	55,510	48,592
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,149	31,989
CASH AND CASH EQUIVALENTS, BEGINNING	27,243	43,671
CASH AND CASH EQUIVALENTS, ENDING	$37,392	$75,660

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,757	$1,414
Income taxes paid	500	—
Transfer of loans to foreclosed real estate	96	460
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries: Woods Investment Company, Inc., Woods Real Estate Development Company, Inc., Luzerne Bank, and Jersey Shore State Bank (Jersey Shore State Bank and Luzerne Bank are referred to together as the “Banks”) and Jersey Shore State Bank’s wholly-owned subsidiary, The M Group, Inc. D/B/A The Comprehensive Financial Group (“The M Group”).  The Company is also a partner in United Insurance Solutions, LLC. All significant inter-company balances and transactions have been eliminated in the consolidation.

The interim financial statements are unaudited, but in the opinion of management reflect all adjustments necessary for the fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Tax Cuts and Jobs Act

Public law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 34% to 21% effective January 1, 2018. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Based on the information available and current interpretation of the rules, the Company estimated the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities. The provisional amount recorded in the fourth quarter of 2017 related to the remeasurement of the Company's deferred tax balance resulted in additional income tax expense of $2.7 million. Notwithstanding the foregoing, we are still analyzing certain aspects of the new law and refining our calculations, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts. Nonetheless, there has been no change to the provisional net tax benefit we recorded during the fourth quarter of 2017.

Newly Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Upon adoption on January 1, 2018, we have included the related new disclosure requirements in Note 13.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after

December 15, 2017, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption on January 1, 2018, the Company made a one-time cumulative effect adjustment from accumulated other comprehensive income to retained earnings of $537,000. The net effect was an increase to retained earnings.

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 40 through 50 of the Form 10-K for the year ended December 31, 2017.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component shown net of tax and parenthesis indicating debits, as of March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(In Thousands)	Net Unrealized Loss on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(54)	$(4,920)	$(4,974)	$(639)	$(4,289)	$(4,928)
Other comprehensive loss (gain) before reclassifications	(1,155)	—	(1,155)	488	—	488
Amounts reclassified from accumulated other comprehensive (loss) income	6	34	40	(130)	26	(104)
Net current-period other comprehensive (loss) income	(1,149)	34	(1,115)	358	26	384
Reclassification from adoption of 2016-01	537	—	537	—	—	—
Ending balance	$(666)	$(4,886)	$(5,552)	$(281)	$(4,263)	$(4,544)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of March 31, 2018 and 2017 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net unrealized loss on available for sale securities	$(9)	$197	Net securities (losses) gains, available for sale
Income tax effect	3	(67)	Income tax provision
Total reclassifications for the period	$(6)	$130

Net unrecognized pension costs	$(42)	$(39)	Salaries and employee benefits
Income tax effect	8	13	Income tax provision
Total reclassifications for the period	$(34)	$(26)

Note 3.  Recent Accounting Pronouncements

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01. (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820. (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place. (3) Remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities. (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10-45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging-Embedded Derivatives, or 825-10, Financial Instruments-Overall. (5) Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates. (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services- Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 118,500 stock options, with an average exercise price of $43.91, outstanding on March 31, 2018. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $41.93 being less than the exercise price of the options. There were a total of 96,500 stock options outstanding for the same period end in 2017 that had an average exercise price of $43.61 and were included, on a weighted average basis, in the computation of diluted earnings per share because the average market price of common shares was $46.94 for the period. Net income as presented on the consolidated statement of income will be used as the numerator.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive earnings per share computation.

	Three Months Ended March 31,
	2018	2017
Weighted average common shares issued	5,009,526	5,007,257
Weighted average treasury stock shares	(320,150)	(272,452)
Dilutive effect of outstanding stock options	—	26,500
Weighted average common shares outstanding - diluted	4,689,376	4,761,305

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$6,097	$37	$(193)	$5,941
State and political securities	63,866	154	(585)	63,435
Other debt securities	48,680	50	(1,662)	47,068
Total debt securities	$118,643	$241	$(2,440)	$116,444

Investment equity securities:
Financial institution equity securities	$537	$714	$—	$1,251
Other equity securities	1,300	—	(69)	1,231
Investment equity securities	$1,837	$714	$(69)	$2,482

Trading:
Financial institution equity securities	$—	$—	$—	$—
Other equity securities	164	—	(5)	159
Trading investment equity securities	$164	$—	$(5)	$159

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$4,273	$51	$(111)	$4,213
State and political securities	56,295	411	(198)	56,508
Other debt securities	48,806	180	(1,080)	47,906
Total debt securities	$109,374	$642	$(1,389)	$108,627

Investment equity securities:
Financial institution equity securities	$537	$728	$—	$1,265
Other equity securities	1,300	—	(49)	1,251
Investment equity securities	$1,837	$728	$(49)	$2,516
				—
Trading:
Financial institution equity securities	$20	$—	$—	$20
Other equity securities	192	2	(24)	170
Trading investment equity securities	$212	$2	$(24)	$190

Total net trading losses of $3,000 for the three months ended March 31, 2018 compared to net trading gains of $2,000 for the three month period ended March 31, 2017 were included in the Consolidated Statement of Income.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017.

	March 31, 2018
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$2,839	$(39)	$2,206	$(154)	$5,045	$(193)
State and political securities	36,353	(421)	2,945	(164)	39,298	(585)
Other debt securities	11,662	(260)	29,317	(1,402)	40,979	(1,662)
Total debt securities	$50,854	$(720)	$34,468	$(1,720)	$85,322	$(2,440)

	December 31, 2017
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$981	$(12)	$2,276	$(99)	$3,257	$(111)
State and political securities	15,691	(104)	3,018	(94)	18,709	(198)
Other debt securities	7,512	(148)	28,517	(932)	36,029	(1,080)
Total debt securities	$24,184	$(264)	$33,811	$(1,125)	$57,995	$(1,389)

Other equity securities	$1,251	$(49)	$—	$—	$1,251	$(49)

At March 31, 2018, there were a total of 67 securities in a continuous unrealized loss position for less than twelve months and 25 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at March 31, 2018, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,544	$5,528
Due after one year to five years	42,747	42,126
Due after five years to ten years	58,491	57,029
Due after ten years	11,861	11,761
Total	$118,643	$116,444

Total gross proceeds from sales of debt securities available for sale for the three months ended March 31, 2018 was $3,363,000, an increase from the 2017 totals of $2,652,000.

The following table represents gross realized gains and losses within the available for sale portfolio:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Available for sale (AFS):
Gross realized gains:
Mortgage-backed securities	$—	$45
Asset-backed securities	—	—
State and political securities	—	14
Other debt securities	—	—
Total gross realized gains	$—	$59

Gross realized losses:
State and political securities	$9	$—

Investment equity securities:
Gross realized gains:
Financial institution equity securities	$—	$288

Gross realized losses:
Other equity securities	$—	$150

There were no impairment charges included in gross realized losses for the three months ended March 31, 2018 and 2017, respectively.

Investment securities with a carrying value of approximately $70,120,000 and $95,199,000 at March 31, 2018 and December 31, 2017, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

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

The following table presents the related aging categories of loans, by segment, as of March 31, 2018 and December 31, 2017:

	March 31, 2018
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$181,692	$196	$22	$112	$182,022
Real estate mortgage:
Residential	596,577	5,027	424	2,183	604,211
Commercial	330,024	1,497	—	4,894	336,415
Construction	32,043	162	—	—	32,205
Consumer automobile loans	99,327	207	—	—	99,534
Other consumer installment loans	25,324	521	—	6	25,851
	1,264,987	$7,610	$446	$7,195	1,280,238
Net deferred loan fees and discounts	510				510
Allowance for loan losses	(12,836)				(12,836)
Loans, net	$1,252,661				$1,267,912

	December 31, 2017
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$178,022	$663	$86	$114	$178,885
Real estate mortgage:
Residential	588,278	6,853	318	1,628	597,077
Commercial	325,148	1,823	80	4,968	332,019
Construction	31,547	116	20	—	31,683
Consumer automobile loans	79,595	87	—	32	79,714
Other consumer installment loans	26,740	202	5	17	26,964
	1,229,330	$9,744	$509	$6,759	1,246,342
Net deferred loan fees and discounts	272				272
Allowance for loan losses	(12,858)				(12,858)
Loans, net	$1,216,744				$1,233,756

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$1	$—	$6	$—
Real estate mortgage:
Residential	31	11	151	101
Commercial	61	17	496	105
	$93	$28	$653	$206

Impaired Loans

Impaired loans are loans for which it is probable the Banks will not be able to collect all amounts due according to the contractual terms of the loan agreement.  The Banks evaluate such loans for impairment individually and do not aggregate loans by major risk classifications.  The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories overlap.  The Banks may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired. Factors considered by management in determining impairment include payment status and collateral value.  The amount of impairment for these types of loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan.  When foreclosure is probable, impairment is measured based on the fair value of the collateral.

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,027	$1,027	$—
Real estate mortgage:
Residential	2,001	2,001	—
Commercial	1,500	1,500	—
	4,528	4,528	—
With an allowance recorded:
Commercial, financial, and agricultural	222	222	86
Real estate mortgage:
Residential	2,463	2,511	367
Commercial	8,068	8,118	1,636
	10,753	10,851	2,089
Total:
Commercial, financial, and agricultural	1,249	1,249	86
Real estate mortgage:
Residential	4,464	4,512	367
Commercial	9,568	9,618	1,636
	$15,281	$15,379	$2,089

	December 31, 2017
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,033	$1,033	$—
Real estate mortgage:
Residential	1,428	1,428	—
Commercial	1,465	1,465	—
	3,926	3,926	—
With an allowance recorded:
Commercial, financial, and agricultural	235	235	96
Real estate mortgage:
Residential	2,304	2,353	367
Commercial	7,981	8,031	1,721
	10,520	10,619	2,184
Total:
Commercial, financial, and agricultural	1,268	1,268	96
Real estate mortgage:
Residential	3,732	3,781	367
Commercial	9,446	9,496	1,721
	$14,446	$14,545	$2,184

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended for March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,259	$17	$—	$212	$4	$—
Real estate mortgage:
Residential	4,098	51	11	3,258	22	16
Commercial	9,430	97	17	11,946	33	10
Construction	—	—	—	—	—	—
Consumer automobile	—	—	—	—	—	—
Other consumer installment loans	—	—	—	2	—	—
	$14,787	$165	$28	$15,418	$59	$26

Currently, there is $35,000 committed to be advanced in connection with impaired loans.

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

There were three loan modifications considered TDR's completed during the three months ended March 31, 2017. Loan modifications that are considered TDR's completed during the three months ended March 31, 2018 were as follows:

	Three Months Ended March 31,
	2018
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage:
Residential	2	$102	$102
Commercial	1	106	106
	3	$208	$208

There were no loan modifications considered TDRs made during the twelve months previous to March 31, 2018 that defaulted during the three months ended March 31, 2018. There were no loan modifications considered TDRs made during the twelve months previous to March 31, 2017 that defaulted during the three months ended March 31, 2017.

Troubled debt restructurings amounted to $9,114,677 and $9,048,000 as of March 31, 2018 and December 31, 2017.

The amount of foreclosed residential real estate held at March 31, 2018 and December 31, 2017, totaled $558,000 and $422,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2018 and December 31, 2017, totaled $386,000 and $378,000, respectively.

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

The following table presents the credit quality categories identified above as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$178,793	$600,696	$315,762	$32,060	$99,534	$25,851	$1,252,696
Special Mention	762	765	7,788	—	—	—	9,315
Substandard	2,467	2,750	12,865	145	—	—	18,227
	$182,022	$604,211	$336,415	$32,205	$99,534	$25,851	$1,280,238

	December 31, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$175,603	$593,828	$311,209	$31,535	$79,714	$26,964	$1,218,853
Special Mention	738	1,043	7,337	—	—	—	9,118
Substandard	2,544	2,206	13,473	148	—	—	18,371
	$178,885	$597,077	$332,019	$31,683	$79,714	$26,964	$1,246,342

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

Activity in the allowance is presented for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,177	$5,679	$4,277	$155	$804	$271	$495	$12,858
Charge-offs	(33)	(51)	(55)	—	(30)	(71)	—	(240)
Recoveries	7	24	—	2	1	24	—	58
Provision	221	4	(219)	(1)	241	81	(167)	160
Ending Balance	$1,372	$5,656	$4,003	$156	$1,016	$305	$328	$12,836

	Three Months Ended March 31, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,554	$5,383	$4,975	$178	$143	$273	$390	$12,896
Charge-offs	(213)	(98)	—	—	(3)	(74)	—	(388)
Recoveries	6	30	—	3	—	28	—	67
Provision	94	256	(509)	6	62	119	302	330
Ending Balance	$1,441	$5,571	$4,466	$187	$202	$346	$692	$12,905

The shift in allocation of the loan provision is primarily due to portfolio growth in the consumer automobile residential and improved credit metrics within the real estate mortgage portfolio.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at March 31, 2018 and 2017:

	March 31,
	2018	2017
Owners of residential rental properties	15.00%	16.29%
Owners of commercial rental properties	13.16%	14.66%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$86	$367	$1,636	$—	$—	$—	$—	$2,089
Collectively evaluated for impairment	1,286	5,289	2,367	156	1,016	305	328	10,747
Total ending allowance balance	$1,372	$5,656	$4,003	$156	$1,016	$305	$328	$12,836

Loans:
Individually evaluated for impairment	$1,249	$4,464	$9,568	$—	$—	$—		$15,281
Collectively evaluated for impairment	180,773	599,747	326,847	32,205	99,534	25,851		1,264,957
Total ending loans balance	$182,022	$604,211	$336,415	$32,205	$99,534	$25,851		$1,280,238

	December 31, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$96	$367	$1,721	$—	$—		$—	$2,184
Collectively evaluated for impairment	1,081	5,312	2,556	155	804	271	495	10,674
Total ending allowance balance	$1,177	$5,679	$4,277	$155	$804	$271	$495	$12,858

Loans:
Individually evaluated for impairment	$1,268	$3,732	$9,446	$—	$—	$—		$14,446
Collectively evaluated for impairment	177,617	593,345	322,573	31,683	79,714	26,964		1,231,896
Total ending loans balance	$178,885	$597,077	$332,019	$31,683	$79,714	$26,964		$1,246,342

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.

The following sets forth the components of the net periodic benefit/cost of the domestic non-contributory defined benefit plan for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Service cost	$—	$41
Interest cost	176	189
Expected return on plan assets	(274)	(262)
Amortization of net loss	42	39
Net periodic (benefit) cost	$(56)	$7

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2017, that it expected to contribute a minimum of $500,000 to its defined benefit plan in 2018.  As of March 31, 2018, there were contributions of $250,000 made to the plan with additional contributions of at least $250,000 anticipated during the remainder of 2018.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the three months ended March 31, 2018 and 2017, there were 419 and 460 shares issued under the plan, respectively.

Note 9.  Off-Balance Sheet Risk

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2018 and December 31, 2017:

(In Thousands)	March 31, 2018	December 31, 2017
Commitments to extend credit	$267,856	$264,982
Standby letters of credit	11,730	10,406
Credit exposure from the sale of assets with recourse	5,038	4,893
	$284,624	$280,281

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2018 and December 31, 2017, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2018
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$5,941	$—	$5,941
State and political securities	—	63,435	—	63,435
Other debt securities	—	47,068	—	47,068
Investment equity securities:
Financial institution equity securities	1,251	—	—	1,251
Other equity securities	1,231	—	—	1,231
Investment securities, trading:
Other equity securities	159	—	—	159

	December 31, 2017
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$4,213	$—	$4,213
State and political securities	—	56,508	—	56,508
Other debt securities	—	47,907	—	47,907
Financial institution equity securities	1,264	—	—	1,264
Other equity securities	1,251	—	—	1,251
Investment securities, trading:
Other equity securities	190	—	—	190

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2018
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,192	$13,192
Other real estate owned	—	—	191	191

	December 31, 2017
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$12,262	$12,262
Other real estate owned	—	—	143	143

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$6,582	Discounted cash flow	Temporary reduction in payment amount	0 to (70)%	(4)%
	6,610	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (20)%	(20)%
Other real estate owned	$191	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2017
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$6,583	Discounted cash flow	Temporary reduction in payment amount	3 to (70)%	(4)%
	5,679	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (20)%	(17)%
Other real estate owned	$143	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at March 31, 2018 and December 31, 2017:

	Carrying	Fair	Fair Value Measurements at March 31, 2018
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$37,392	$37,392	$37,392	$—	$—
Restricted investment in bank stock	13,483	13,483	—	13,483	—
Loans held for sale (1)	748	748	748	—	—
Loans, net	1,267,912	1,265,870	—	—	1,265,870
Bank-owned life insurance (1)	28,169	28,169	28,169	—	—
Accrued interest receivable (1)	4,456	4,456	4,456	—	—

Financial liabilities:
Interest-bearing deposits	$888,193	$845,103	$637,841	$—	$207,262
Noninterest-bearing deposits (1)	304,261	304,261	304,261	—	—
Short-term borrowings (1)	59,305	59,305	59,305	—	—
Long-term borrowings	123,970	122,530	—	—	122,530
Accrued interest payable (1)	793	793	793	—	—
(1) The financial instrument is carried at cost at March 31, 2018, which approximate the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2017
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$27,243	$27,243	$27,243	$—	$—
Investment securities:
Available for sale	111,143	111,143	2,515	108,628	—
Trading	190	190	190	—	—
Restricted investment in bank stock	13,332	13,332	—	13,332	—
Loans held for sale	1,196	1,196	1,196	—	—
Loans, net	1,233,756	1,264,584	—	—	1,264,584
Bank-owned life insurance	27,982	27,982	27,982	—	—
Accrued interest receivable	4,321	4,321	4,321	—	—

Financial liabilities:
Interest-bearing deposits	$843,004	$838,441	$611,187	$—	$227,254
Noninterest-bearing deposits	303,316	303,316	303,316	—	—
Short-term borrowings	100,748	100,748	100,748	—	—
Long-term borrowings	70,970	70,280	—	—	70,280
Accrued interest payable	502	502	502	—	—

The methods and assumptions used by the Company in estimating fair values of financial instruments at March 31, 2018 is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculation of the above tables. Prior period fair value calculations were ran on the assumption of entry pricing and therefore the comparability between the periods above are diminished.

Restricted Stock:
The carrying value of restricted securities such as stock in the Federal Home Loan Bank ("FHLB") and other bankers' bank stock approximates fair value.

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

Deposits:
The fair value of deposits with no stated maturity, such as savings, NOW, and money market accounts, is equal to the amount payable on demand.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

Long Term Borrowings:
The fair value of long term borrowings is based on the discounted value of contractual cash flows.

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:
There is no material difference between the notional amount and the estimated fair value of off-balance sheet items.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 9 (Off-Balance Sheet Risk).

Note 12.  Stock Options

In 2014, the Company adopted the 2014 Equity Incentive Plan designed to help the Company attract, retain, and motivate employees and non-employee directors. Incentive stock options, non-qualified stock options, and restricted stock may be granted as part of the plan.

As of January 1, 2018, the Company had a total of 93,500 stock options outstanding. During the period ended March 31, 2018, the Company issued 25,000 stock options in total, to a group of employees, that have a strike price of $45.11. The options granted in 2018 all expire ten years from the grant date however; of the 25,000 grants awarded, 12,500 of the options have a three year vesting period while the remaining 12,500 options vest in five years.

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
January 5, 2018	12,500	—	12,500	$45.11	3 years	10 years
January 5, 2018	12,500	—	12,500	45.11	5 years	10 years
March 24, 2017	46,250	(3,000)	43,250	44.21	3 years	10 years
March 24, 2017	23,750	—	23,750	44.21	5 years	10 years
August 27, 2015	38,750	(12,250)	26,500	42.03	5 years	10 years

A summary of stock option activity is presented below:

	March 31, 2018		March 31, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	93,500	$43.59	26,500	$42.03
Granted	25,000	45.11	70,000	44.21
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of year	118,500	$43.91	96,500	$43.61

Exercisable, end of year	—	$—	—	$—

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

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense, related to stock options was $7,000 for the three months ended March 31, 2018 compared to $5,000 for the same period of 2017. As of March 31, 2018, no stock options were exercisable and the weighted average years to expiration were 9 years. The fair value of options granted during the three months ended March 31, 2018 was approximately $1,077,000 or $43.08 per award. Total unrecognized compensation cost for non-vested options was $106,000 and will be recognized over their weighted average remaining vesting period of 2 years.

Note 13.  Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606 using the modified retrospective method, and applied the guidance to all contracts in scope that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

The core principle of Topic 606, Revenue from Contracts with Customers, is that an entity recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. Topic 606 requires entities to exercise more judgment when considering the terms of a contract than under Topic 605, Revenue Recognition. Topic 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope.

Topic 606 does not apply to revenue associated with interest income on financial instruments, including loans and securities. Additionally, certain noninterest income streams such as certain credit and debit card fees, income from bank owned life insurance, and gain and losses on sales of investment securities are out of scope of Topic 606.

Topic 606 is applicable to noninterest revenue streams such as service charges on deposit accounts, merchant income, wire transfer income, check cashing fees, check printing fees, safe deposit box rental fees, life insurance and brokerage commissions. These revenue streams are largely transactional based and revenue is recognized upon completion of transaction.

Principal versus Agent Considerations

When more than one party is involved in providing goods or services to a customer, Topic 606 requires the Company to determine whether it is the principal or an agent in these transactions by evaluating the nature of its promise to the customer. An entity is a principal and therefore records revenue on a gross basis if it controls a promised good or service before transferring that good or service to the customer. An entity is an agent and records as revenue the net amount it retains for its agency services if its role is to arrange for another entity to provide the goods or services. The Company most commonly acts as a principal and records revenue on a gross basis, except in certain circumstances. As an example, revenues earned from interchange fees, in which the Company acts as an agent, are recorded as non-interest income, net of the related expenses paid to the principal. Brokerage and insurance commissions are recognized when the M Group's services to the broker dealer and investment representative are complete.

Debit Card Fees

Interchange fees are one source of debit and credit card income that is comprised of an amount merchants pay card-issuing banks for the processing of their electronic transactions as a form of payment. ATM service charges, check card usage, and POS debit card transactions generate interchange and debit card income. Per Topic 606 interchange and debit card transaction fees are reported net of related network costs. See Note 1 - Newly Adopted Accounting Standards. Antecedently, non-interest expense included network costs. Interchange and debit card transaction fees for the three months ended March 31, 2018 reported on a net basis totaled $333,000; for the three months ended March 31, 2017 such amount was $271,000. The below table compares gross interchange and debit card transaction fees net network costs for 2018 and 2017:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Debit card transaction fees	$519	$434
Other processing service fees	61	59
Gross interchange and card based transaction fees	580	493
Network costs	247	222
Net interchange and card based transaction fees	$333	$271

Note 14.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company cautions readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the  increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (vi) the Risk Factors identified in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and in other filings made by the Company under the Securities Exchange Act of 1934.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2018 and 2017

Summary Results

Net income for the three months ended March 31, 2018 was $3.2 million compared to $2.7 million for the same period of 2017, including the effects of an increase in after-tax securities losses of $163,000 (from a gain of $131,000 to a loss of $32,000). Basic and diluted earnings per share for the three months ended March 31, 2018 was $0.68 compared to $0.57 and $0.56, respectively, for the first quarter of 2017. Return on average assets and return on average equity were 0.86% and 9.18% for the three months ended March 31, 2018 compared to 0.79% and 7.69% for the corresponding period of 2017. Net income from core operations (“operating earnings”) was $3.2 million for the three months ended March 31, 2018 compared to $2.6 million for the same period of 2017. Basic and diluted operating earnings per share for the three months ended March 31, 2018 were $0.69 compared to $0.54 basic and diluted for the corresponding period of 2017. Impacting the level of operating earnings were several factors including the continued shift of earning assets from the investment portfolio to the loan portfolio as the balance sheet is actively managed to reduce market risk and interest rate risk in a rising rate environment.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended March 31,
	2018	2017
GAAP net income	$3,208	$2,686
Less: net securities (losses) gains, net of tax	(32)	131
Non-GAAP operating earnings	$3,240	$2,555

	Three Months Ended March 31,
	2018	2017
Return on average assets (ROA)	0.86%	0.79%
Less: net securities (losses) gains, net of tax	(0.01)%	0.04%
Non-GAAP operating ROA	0.87%	0.75%

	Three Months Ended March 31,
	2018	2017
Return on average equity (ROE)	9.18%	7.69%
Less: net securities (losses) gains, net of tax	(0.09)%	0.37%
Non-GAAP operating ROE	9.27%	7.32%

	Three Months Ended March 31,
	2018	2017
Basic earnings per share (EPS)	$0.68	$0.57
Less: net securities (losses) gains, net of tax	(0.01)	0.03
Non-GAAP basic operating EPS	$0.69	$0.54

	Three Months Ended March 31,
	2018	2017
Dilutive EPS	$0.68	$0.56
Less: net securities (losses) gains, net of tax	(0.01)	0.02
Non-GAAP dilutive operating EPS	$0.69	$0.54

Interest and Dividend Income

Interest and dividend income for the three months ended March 31, 2018 increased to $13,201,000 compared to $11,682,000 for the same period of 2017.  Loan portfolio income increased due to the impact of portfolio growth, primarily in home equity products and indirect auto lending.  The loan portfolio income increase was offset by a decrease in the size of the investment portfolio as the duration in the investment portfolio continues to be shortened in order to reduce interest rate and market risk in the future. This is being undertaken primarily through the sale of long-term municipal and intermediate corporate bonds.

Interest and dividend income composition for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31, 2018		March 31, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$12,193	92.36%	$10,627	90.97%	$1,566	14.74%
Investment securities:
Taxable	546	4.14	542	4.64	4	0.74
Tax-exempt	241	1.83	298	2.55	(57)	(19.13)
Dividend and other interest income	221	1.67	215	1.84	6	2.79
Total interest and dividend income	$13,201	100.00%	$11,682	100.00%	$1,519	13.00%

Interest Expense

Interest expense for the three months ended March 31, 2018 increased $702,000 to $2,048,000 compared to $1,346,000 for the same period of 2017.  The increase in interest expense is the result of growth within the deposit portfolio and the lengthening of the time deposit portfolio as part of a strategy to build balance sheet protection in a rising rate environment. In addition, short and long-term borrowings have been utilized to assist with the funding of the loan portfolio growth.

Interest expense composition for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31, 2018		March 31, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,222	59.67%	$902	67.01%	$320	35.48%
Short-term borrowings	224	10.94	4	0.30	220	5,500.00
Long-term borrowings	602	29.39	440	32.69	162	36.82
Total interest expense	$2,048	100.00%	$1,346	100.00%	$702	52.15%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended March 31, 2018 was 3.31% compared to 3.40% for the corresponding period of 2017.  The impact of the decreasing investment portfolio balance was offset by 14.72% growth in the balance of the average loan portfolio from March 31, 2017 to March 31, 2018. The primary funding for the loan growth was an increase in total deposits. Core deposits represent a lower cost funding source than time deposits and comprise 79.34% of total deposits at March 31, 2018 compared to 82.32% at March 31, 2017. Limiting the positive impact on the net interest margin caused by the growth in core deposits was the lengthening of the time deposit portfolio.

The following is a schedule of average balances and associated yields for the three months ended March 31, 2018 and 2017:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$75,448	$567	3.05%	$42,232	$417	4.00%
All other loans	1,186,117	11,745	4.02%	1,057,495	10,352	3.97%
Total loans (2)	1,261,565	12,312	3.96%	1,099,727	10,769	3.97%

Taxable securities	84,267	759	3.60%	89,317	685	3.07%
Tax-exempt securities (3)	42,160	305	2.89%	46,673	452	3.87%
Total securities	126,427	1,064	3.37%	135,990	1,137	3.34%

Interest-bearing deposits	2,167	8	1.50%	33,167	72	0.88%

Total interest-earning assets	1,390,159	13,384	3.90%	1,268,884	11,978	3.82%

Other assets	97,606			99,537

Total assets	$1,487,765			$1,368,421

Liabilities and shareholders’ equity:
Savings	$163,037	16	0.04%	$156,423	15	0.04%
Super Now deposits	227,086	207	0.37%	189,299	106	0.23%
Money market deposits	236,443	210	0.36%	262,883	191	0.29%
Time deposits	236,116	789	1.36%	210,052	590	1.14%
Total interest-bearing deposits	862,682	1,222	0.57%	818,657	902	0.45%

Short-term borrowings	61,803	224	1.45%	11,349	4	0.14%
Long-term borrowings	114,526	602	2.10%	82,554	440	2.13%
Total borrowings	176,329	826	1.87%	93,903	444	1.89%

Total interest-bearing liabilities	1,039,011	2,048	0.79%	912,560	1,346	0.60%

Demand deposits	293,227			300,102
Other liabilities	15,786			16,074
Shareholders’ equity	139,741			139,685

Total liabilities and shareholders’ equity	$1,487,765			$1,368,421
Interest rate spread			3.11%			3.22%
Net interest income/margin		$11,336	3.31%		$10,632	3.40%

1.              Information on this table has been calculated using average daily balance sheets to obtain average balances.
2.              Non-accrual loans have been included with loans for the purpose of analyzing net interest earnings.
3.              Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard tax rate of 21% for 2018 and 34% for 2017.

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Total interest income	$13,201	$11,682
Total interest expense	2,048	1,346
Net interest income	11,153	10,336
Tax equivalent adjustment	183	296
Net interest income (fully taxable equivalent)	$11,336	$10,632

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018 vs. 2017
	Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Tax-exempt loans	$421	$(271)	$150
All other loans	1,262	131	1,393
Taxable investment securities	(98)	172	74
Tax-exempt investment securities	(41)	(106)	(147)
Interest bearing deposits	(136)	72	(64)
Total interest-earning assets	1,408	(2)	1,406

Interest expense:
Savings deposits	1	—	1
Super Now deposits	25	76	101
Money market deposits	(47)	66	19
Time deposits	79	120	199
Short-term borrowings	72	148	220
Long-term borrowings	177	(15)	162
Total interest-bearing liabilities	307	395	702
Change in net interest income	$1,101	$(397)	$704

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2018, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses decreased slightly from $12,858,000 at December 31, 2017 to $12,836,000 at March 31, 2018.  The decrease in the allowance for loan losses was driven by a shift in the loan portfolio that resulted in growth in the loan portfolio of loan categories that traditionally have had a lower loss ratio. The majority of the loans charged-off had a specific allowance within the allowance for losses.  At March 31, 2018 and December 31, 2017, the allowance for loan losses to total loans was 1.00% and 1.03%, respectively.

The provision for loan losses totaled $160,000 and $330,000 for the three months ended March 31, 2018 and 2017.  The amount of the provision for loan losses was lower for the three months ended March 31, 2018 compared to the prior period primarily as a result of a reduction in non-performing loans and a low level of net charge-offs.

Nonperforming loans decreased to $7,641,000 at March 31, 2018 from $10,871,000 at March 31, 2017.  The majority of nonperforming loans are centered on loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses. The ratio of nonperforming loans to total loans was 0.60% and 0.98% at March 31, 2018 and 2017, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 167.99% and 118.72% at March 31, 2018 and 2017, respectively. Internal loan review and analysis coupled with loan growth dictated a provision for loan losses of $160,000 for the three months ended March 31, 2018.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
March 31, 2018	$446	$7,195	$7,641
December 31, 2017	509	6,759	7,268
September 30, 2017	261	8,056	8,317
June 30, 2017	1,329	11,169	12,498
March 31, 2017	141	10,730	10,871

Non-interest Income

Total non-interest income for the three months ended March 31, 2018 compared to the same period in 2017 decreased $570,000 to $2,081,000.  Excluding net securities gains, non-interest income for the three months ended March 31, 2018 decreased $331,000 compared to the same period in 2017.  The decrease in gain on sale of loans was driven by decreased volume. The changes in insurance and brokerage commissions are due to a change in the product mix of consumer purchases. Debit cards fees as reported under ASC 606 for the three months ended March 31, 2018 was reported on a net basis of $333,000 while the corresponding period for 2017 was reported in accordance with ASC 605 on a gross basis, which totaled $434,000. See note 13 for further information.

Non-interest income composition for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31, 2018		March 31, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$551	26.48%	$528	19.92%	$23	4.36%
Net debt securities (losses) gains, available for sale	(9)	(0.43)	197	7.43	(206)	(104.57)
Net equity securities losses	(34)	(1.63)	—	—	(34)	(100.00)
Net securities (losses) gains, trading	3	0.14	2	0.08	1	50.00
Bank-owned life insurance	173	8.31	172	6.49	1	0.58
Gain on sale of loans	255	12.25	358	13.50	(103)	(28.77)
Insurance commissions	117	5.62	191	7.20	(74)	(38.74)
Brokerage commissions	343	16.48	331	12.49	12	3.63
Debit card fees	333	16.00	434	16.37	(101)	(23.27)
Other	349	16.78	438	16.52	(89)	(20.32)
Total non-interest income	$2,081	100.00%	$2,651	100.00%	$(570)	(21.50)%

Non-interest Expense

Total non-interest expense increased $292,000 for the three months ended March 31, 2018 compared to the same period of 2017.  The increase in salaries and employee benefits is primarily attributable to routine wage increases coupled with an increase in the cost of health insurance and the opening of two additional branches.  Occupancy expense increased primarily due to the opening of additional branches and various maintenance projects to refresh facilities. Furniture and equipment expense increased as an acquired building was outfitted. Software amortization decreased as the number of vendors utilized is consolidated. Marketing expenses increased as targeted marketing was increased in the localities where branches opened.

Non-interest expense composition for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31, 2018		March 31, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$5,048	54.41%	$4,770	53.09%	$278	5.83%
Occupancy	741	7.99	638	7.10	103	16.14
Furniture and equipment	747	8.05	649	7.22	98	15.10
Software amortization	65	0.70	273	3.04	(208)	(76.19)
Pennsylvania shares tax	277	2.99	238	2.65	39	16.39
Professional fees	566	6.10	437	4.86	129	29.52
Federal Deposit Insurance Corporation deposit insurance	202	2.18	170	1.89	32	18.82
Marketing	251	2.71	171	1.90	80	46.78
Intangible amortization	80	0.86	90	1.00	(10)	(11.11)
Other	1,300	14.01	1,549	17.25	(249)	(16.07)
Total non-interest expense	$9,277	100.00%	$8,985	100.00%	$292	3.25%

Provision for Income Taxes

Income taxes decreased $397,000 for the three months ended March 31, 2018 compared to the same periods of 2017.  The effective tax rate for the three months ended March 31, 2018 was 15.51% compared to 26.85% for the same period of 2017. The primary cause of the decrease in tax expense for the three months ended March 31, 2018 compared to 2017 is the impact of the Tax Cuts and Jobs Act that reduced the statutory federal income tax rate to 21% from 34%, effective January 1, 2018. The Company currently is in a deferred tax asset position.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $10,149,000 from $27,243,000 at December 31, 2017 to $37,392,000 at March 31, 2018 primarily as a result of the following activities during the three months ended March 31, 2018.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds leading loan originations, less $255,000 in realized gains, by $448,000 for the three months ended March 31, 2018.

Loans

Gross loans increased $34,134,000 since December 31, 2017 due primarily to an increase in consumer automobile loans. Loan growth has also occurred in the residential and commercial real estate portfolios.

The allocation of the loan portfolio, by category, as of March 31, 2018 and December 31, 2017 is presented below:

	March 31, 2018		December 31, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$182,022	14.21%	$178,885	14.35%	$3,137	1.75%
Real estate mortgage:
Residential	604,211	47.18	597,077	47.91	7,134	1.19%
Commercial	336,415	26.27	332,019	26.63	4,396	1.32%
Construction	32,205	2.51	31,683	2.54	522	1.65%
Consumer automobile loans	99,534	7.77	79,714	6.39	19,820	24.86%
Other consumer installment loans	25,851	2.02	26,964	2.16	(1,113)	(4.13)%
Net deferred loan fees and discounts	510	0.04	272	0.02	238	87.50%
Gross loans	$1,280,748	100.00%	$1,246,614	100.00%	$34,134	2.74%

The following table shows the amount of accrual and non-accrual TDRs at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$—	$110	$110	$5	$114	$119
Real estate mortgage:
Residential	2,184	275	2,459	2,151	273	2,424
Commercial	4,473	2,073	6,546	4,429	2,076	6,505
	$6,657	$2,458	$9,115	$6,585	$2,463	$9,048

Investments

The fair value of the investment debt securities portfolio at March 31, 2018 increased $7,817,000 since December 31, 2017 while the amortized cost of the portfolio increased $9,268,000.  The portfolio continues to be actively managed in order to reduce interest rate and market risk. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years.  The proceeds of the bond sales are being deployed into loans and intermediate term corporate bonds and short and intermediate term municipal bonds.  The strategy to sell a portion of the long-term bond portfolio does negatively impact current earnings, but this action plays a key role in our long-term asset liability management strategy as the balance sheet is shortened in anticipation of a steadily rising rate environment. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 82.91% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The bond portion of the portfolio review is conducted with emphases on several factors.  Continued payment of principal and interest is given primary importance with credit rating and financial condition of the issuer following as the next most important.  Credit ratings were reviewed with the ratings of the bonds being satisfactory.  Bonds that were not currently rated were discussed with a third party and/or underwent an internal financial review.  The Company also monitors whether each of the investments incurred a decline in fair value from carrying value of at least 20% for twelve consecutive months or a similar decline of at least 50% for three consecutive months.  Each bond is reviewed to determine whether it is a general obligation bond, which is backed by the credit and taxing power of the issuing jurisdiction, or a revenue bond, which is only payable from specified revenues.  Based on the review undertaken by the Company, the Company determined that the decline in value of the various bond holdings were temporary and were the result of the general market downturns and interest rate/yield curve changes, not credit issues.  The fact that almost all of such bonds are general obligation bonds further solidified the Company’s determination that the decline in the value of these bond holdings is temporary.

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing.  The amortized cost of the available for sale equity securities portfolio has increased slightly to $1,837,000 at March 31, 2018 from $1,836,000 at December 31, 2017 while the fair value decreased $33,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at March 31, 2018 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$6,097	$5,941	$—	$—	$—	$—	$6,097	$5,941
State and political securities	63,796	63,365	—	—	70	70	63,866	63,435
Other debt securities	28,468	27,753	15,280	14,629	4,932	4,686	48,680	47,068
Total debt securities AFS	$98,361	$97,059	$15,280	$14,629	$5,002	$4,756	$118,643	$116,444

Financing Activities

Deposits

Total deposits increased $46,134,000 from December 31, 2017 to March 31, 2018.  The growth was led by an increase in NOW deposit accounts from December 31, 2017 to March 31, 2018 of $25,238,000.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios. While deposit gathering efforts have centered on core deposits, the lengthening of the time deposit portfolio is moving forward as part of the strategy to build balance sheet protection in a rising rate environment. The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2018		December 31, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$304,261	25.52%	$303,316	26.46%	$945	0.31%
NOW accounts	240,259	20.15	215,021	18.76	25,238	11.74
Money market deposits	235,381	19.74	237,818	20.75	(2,437)	(1.02)
Savings deposits	166,243	13.94	160,698	14.02	5,545	3.45
Time deposits	246,310	20.65	229,467	20.01	16,843	7.34
Total deposits	$1,192,454	100.00%	$1,146,320	100.00%	$46,134	4.02%

Borrowed Funds

Total borrowed funds increased 6.73%, or $11,557,000, to $183,275,000 at March 31, 2018 compared to $171,718,000 at December 31, 2017. Short-term borrowings were replaced with long-term FHLB borrowed funds as the funding structure was shifted in preparation of a continued rising rate environment. The long-term borrowings originating during the three months ended March 31, 2018 had maturity dates ranging from 2019 to 2022 with a blended interest rate of 2.34%.

	March 31, 2018		December 31, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$51,362	28.02%	$92,870	54.08%	$(41,508)	(44.69)%
Securities sold under agreement to repurchase	7,943	4.33	7,878	4.59	65	0.83
Total short-term borrowings	59,305	32.35	100,748	58.67	(41,443)	(41.14)
Long-term borrowings:
Long-term FHLB borrowings	123,625	67.45	70,625	41.13	53,000	75.04
Long-term capital lease	345	0.20	345	0.20	—	—
Total long-term borrowings	123,970	67.65	70,970	41.33	53,000	74.68
Total borrowed funds	$183,275	100.00%	$171,718	100.00%	$11,557	6.73%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	March 31, 2018	December 31, 2017
Investment debt securities pledged, fair value	$11,940	$17,454
Repurchase agreements	7,943	7,878

Capital

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition, and quality of the Company’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines.  The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.  Specifically, each is required to maintain certain minimum dollar amounts and ratios of common equity tier I risk-based, tier I risk-based, total risk-based, and tier I leverage capital. In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvements Act ("FDICIA") established five capital categories ranging from “well capitalized” to “critically undercapitalized.” To be classified as “well capitalized”, common equity tier I risk-based, tier I risked-based, total risk-based, and tier I leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively.

The Company's capital ratios as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$125,801	10.653%	$125,513	11.254%
For Capital Adequacy Purposes	53,140	4.500	50,187	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	75,282	6.375	64,128	5.750
To Be Well Capitalized	76,758	6.500	72,493	6.500
Total Capital (to Risk-weighted Assets)
Actual	$137,133	11.613%	$132,094	11.844%
For Capital Adequacy Purposes	94,469	8.000	89,223	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	116,610	9.875	103,164	9.250
To Be Well Capitalized	118,086	10.000	111,528	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$125,801	10.653%	$125,513	11.254%
For Capital Adequacy Purposes	70,854	6.000	66,916	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	92,996	7.875	80,857	7.250
To Be Well Capitalized	94,472	8.000	89,222	8.000
Tier I Capital (to Average Assets)
Actual	$125,801	8.550%	$125,513	8.766%
For Capital Adequacy Purposes	58,854	4.000	57,273	4.000
To Be Well Capitalized	73,568	5.000	71,591	5.000

Jersey Shore State Bank's capital ratios as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$90,004	10.394%	$88,289	10.120%
For Capital Adequacy Purposes	38,967	4.500	39,259	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	55,203	6.375	50,164	5.750
To Be Well Capitalized	56,285	6.500	56,707	6.500
Total Capital (to Risk-weighted Assets)
Actual	$98,505	11.375%	$93,145	10.677%
For Capital Adequacy Purposes	69,278	8.000	69,791	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	85,515	9.875	80,696	9.250
To Be Well Capitalized	86,598	10.000	87,239	10.000
Tier I Capital (to Risk-weighted Assets)	-
Actual	$90,004	10.394%	$88,289	10.120%
For Capital Adequacy Purposes	51,955	6.000	52,345	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	68,191	7.875	63,251	7.250
To Be Well Capitalized	69,274	8.000	69,794	8.000
Tier I Capital (to Average Assets)
Actual	$90,004	8.125%	$88,289	8.235%
For Capital Adequacy Purposes	44,312	4.000	42,885	4.000
To Be Well Capitalized	55,390	5.000	53,606	5.000

Luzerne Bank's capital ratios as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$31,877	10.059%	$31,116	9.731%
For Capital Adequacy Purposes	14,261	4.500	14,389	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	20,202	6.375	18,386	5.750
To Be Well Capitalized	20,599	6.500	20,785	6.500
Total Capital (to Risk-weighted Assets)
Actual	$34,707	10.952%	$32,533	10.174%
For Capital Adequacy Purposes	25,352	8.000	25,581	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	31,294	9.875	29,578	9.250
To Be Well Capitalized	31,690	10.000	31,977	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$31,877	10.059%	$31,116	9.731%
For Capital Adequacy Purposes	19,014	6.000	19,186	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	24,956	7.875	23,183	7.250
To Be Well Capitalized	25,352	8.000	25,581	8.000
Tier I Capital (to Average Assets)
Actual	$31,877	8.502%	$31,116	8.384%
For Capital Adequacy Purposes	14,997	4.000	14,845	4.000
To Be Well Capitalized	18,747	5.000	18,557	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited, except for net loans to total deposits, at March 31, 2018:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a total current maximum borrowing capacity at the FHLB of $384,091,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $52,000,000.  Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $174,987,000 as of March 31, 2018.

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

The following is a rate shock forecast for the twelve month period ending March 31, 2019 assuming a static balance sheet as of March 31, 2018.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$44,195	$47,353	$49,878	$51,540	$53,047	$54,367	$55,734
Change from static	(5,683)	(2,525)	—	1,662	3,169	4,489	5,856
Percent change from static	-11.39%	-5.06%	—	3.33%	6.35%	9.00%	11.74%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at both the level of the Company and the Banks.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analysis or simulation analysis compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2017.  Additional information and details are provided in the “Liquidity, Interest Rate Sensitivity, and Market Risk” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended March 31, 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1 - January 31, 2018)	—	—	—	342,446
Month #2 (February 1 - February 28, 2018)	—	—	—	342,446
Month #3 (March 1 - March 31, 2018)	—	—	—	342,446

On April 20, 2018, the Board of Directors extended the previously approved authorization to repurchase up to 482,000 shares, or approximately 10%, of the outstanding shares of the Company for an additional year to April 30, 2019.  As of March 31, 2018 there have been 139,554 shares repurchased under this plan.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2018 and December 31, 2017; (ii) the Consolidated Statement of Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2018 and 2017; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	May 10, 2018	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2018	/s/ Brian L. Knepp
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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2018 and December 31, 2017; (ii) the Consolidated Statement of Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018 and 2017; (iv) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2018 and 2017; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.