Form 10-Q
period 2018-08-08
PENNS WOODS BANCORP INC
filed 2018-08-08
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2018.

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

On August 1, 2018 there were 4,690,564 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share Data)	2018	2017
ASSETS:
Noninterest-bearing balances	$26,134	$25,692
Interest-bearing balances in other financial institutions	29,873	1,551
Total cash and cash equivalents	56,007	27,243

Investment debt securities, available for sale, at fair value	118,876	108,627
Investment equity securities, at fair value	2,438	2,516
Investment securities, trading	243	190
Restricted investment in bank stock, at fair value	16,716	13,332
Loans held for sale	2,118	1,196
Loans	1,331,073	1,246,614
Allowance for loan losses	(13,034)	(12,858)
Loans, net	1,318,039	1,233,756
Premises and equipment, net	27,385	27,386
Accrued interest receivable	4,618	4,321
Bank-owned life insurance	28,315	27,982
Goodwill	17,104	17,104
Intangibles	1,304	1,462
Deferred tax asset	4,941	4,388
Other assets	5,169	4,989
TOTAL ASSETS	$1,603,273	$1,474,492

LIABILITIES:
Interest-bearing deposits	$879,825	$843,004
Noninterest-bearing deposits	311,194	303,316
Total deposits	1,191,019	1,146,320

Short-term borrowings	134,637	100,748
Long-term borrowings	123,970	70,970
Accrued interest payable	896	502
Other liabilities	13,616	17,758
TOTAL LIABILITIES	1,464,138	1,336,298

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,010,535 and 5,009,339 shares issued; 4,690,385 and 4,689,189 outstanding	41,753	41,744
Additional paid-in capital	50,225	50,173
Retained earnings	66,181	63,364
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(2,057)	(54)
Defined benefit plan	(4,853)	(4,920)
Treasury stock at cost, 320,150	(12,115)	(12,115)
TOTAL PENNS WOODS BANCORP, INC. SHAREHOLDERS' EQUITY	139,134	138,192
Non-controlling interest	1	2
TOTAL SHAREHOLDERS' EQUITY	139,135	138,194
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,603,273	$1,474,492
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$12,997	$11,109	$25,190	$21,736
Investment securities:
Taxable	639	570	1,185	1,112
Tax-exempt	230	323	471	621
Dividend and other interest income	245	207	466	422
TOTAL INTEREST AND DIVIDEND INCOME	14,111	12,209	27,312	23,891
INTEREST EXPENSE:
Deposits	1,490	1,008	2,712	1,910
Short-term borrowings	252	4	476	8
Long-term borrowings	666	373	1,268	813
TOTAL INTEREST EXPENSE	2,408	1,385	4,456	2,731
NET INTEREST INCOME	11,703	10,824	22,856	21,160
PROVISION FOR LOAN LOSSES	335	215	495	545
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,368	10,609	22,361	20,615
NON-INTEREST INCOME:
Service charges	592	559	1,143	1,087
Net debt securities gains (losses), available for sale	14	(12)	5	185
Net equity securities gains (losses)	6	—	(28)	—
Net securities (losses) gains, trading	(5)	—	(2)	2
Bank-owned life insurance	158	161	331	333
Gain on sale of loans	400	503	655	861
Insurance commissions	64	99	181	290
Brokerage commissions	330	361	673	692
Debit card fees	373	501	706	935
Other	430	591	779	1,029
TOTAL NON-INTEREST INCOME	2,362	2,763	4,443	5,414
NON-INTEREST EXPENSE:
Salaries and employee benefits	4,919	4,608	9,967	9,378
Occupancy	699	614	1,440	1,252
Furniture and equipment	801	664	1,548	1,313
Software amortization	231	242	296	515
Pennsylvania shares tax	278	230	555	468
Professional fees	649	565	1,215	1,256
Federal Deposit Insurance Corporation deposit insurance	200	150	402	320
Marketing	268	204	519	375
Intangible amortization	78	86	158	176
Other	1,394	1,700	2,694	2,995
TOTAL NON-INTEREST EXPENSE	9,517	9,063	18,794	18,048
INCOME BEFORE INCOME TAX PROVISION	4,213	4,309	8,010	7,981
INCOME TAX PROVISION	733	1,223	1,322	2,209
CONSOLIDATED NET INCOME	$3,480	$3,086	$6,688	$5,772
Less: Net loss attributable to noncontrolling interest	—	—	(1)	—
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$3,480	$3,086	$6,689	$5,772
EARNINGS PER SHARE - BASIC	$0.74	$0.65	$1.43	$1.22
EARNINGS PER SHARE - DILUTED	$0.74	$0.65	$1.43	$1.22
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,689,932	4,711,332	4,689,656	4,723,003
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	4,703,339	4,711,332	4,689,656	4,723,003
DIVIDENDS DECLARED PER SHARE	$0.47	$0.47	$0.94	$0.94
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Net Income	$3,480	$3,086	$6,689	$5,772
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available for sale securities	(391)	389	(1,852)	1,128
Tax effect	84	(132)	390	(382)
Net realized (gain) loss on available for sale securities included in net income	(14)	12	(5)	(185)
Tax effect	4	(4)	1	62
Amortization of unrecognized pension gain	42	40	84	84
Tax effect	(9)	(10)	(17)	(28)
Total other comprehensive (loss) income	(284)	295	(1,399)	679
Comprehensive income	$3,196	$3,381	$5,290	$6,451

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2016	5,007,109	$41,726	$50,075	$61,610	$(4,928)	$(10,234)	$—	$138,249
Net income				5,772				5,772
Other comprehensive income					679			679
Stock-based compensation			7					7
Dividends declared ($0.94 per share)				(4,430)				(4,430)
Common shares issued for employee stock purchase plan	1,083	9	35					44
Purchase of treasury stock (47,698 shares)						(1,881)		(1,881)
Balance, June 30, 2017	5,008,192	$41,735	$50,117	$62,952	$(4,249)	$(12,115)	$—	$138,440

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2017	5,009,339	$41,744	$50,173	$63,364	$(4,974)	$(12,115)	$2	$138,194
Net income				6,689			(1)	6,688
Adoption of ASU 2016-01				537	(537)			—
Other comprehensive loss					(1,399)			(1,399)
Stock-based compensation			12					12
Dividends declared ($0.94 per share)				(4,409)				(4,409)
Common shares issued for employee stock purchase plan	1,196	9	40					49
Balance, June 30, 2018	5,010,535	$41,753	$50,225	$66,181	$(6,910)	$(12,115)	$1	$139,135

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2018	2017
OPERATING ACTIVITIES:
Net Income	$6,689	$5,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,244	1,389
Amortization of intangible assets	158	176
Provision for loan losses	495	545
Accretion and amortization of investment security discounts and premiums	395	465
Net securities gains, available for sale	(5)	(185)
Originations of loans held for sale	(23,436)	(26,087)
Proceeds of loans held for sale	23,169	27,218
Gain on sale of loans	(655)	(861)
Net equity securities losses	28	—
Net securities losses (gains), trading	2	(2)
Proceeds from the sale of trading securities	254	332
Purchases of trading securities	(309)	(485)
Earnings on bank-owned life insurance	(331)	(333)
Increase in deferred tax asset	(163)	(63)
Other, net	(94)	(3,461)
Net cash provided by operating activities	7,441	4,420
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	4,483	9,130
Proceeds from calls and maturities of available for sale securities	3,961	5,388
Purchases of available for sale securities	(21,160)	(18,434)
Net increase in loans	(85,338)	(46,226)
Acquisition of premises and equipment	(948)	(2,004)
Proceeds from the sale of foreclosed assets	181	587
Purchase of bank-owned life insurance	(31)	(30)
Security Trades Payable	(3,669)	—
Proceeds from redemption of regulatory stock	8,744	2,134
Purchases of regulatory stock	(12,128)	(2,566)
Net cash used for investing activities	(105,905)	(52,021)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	36,821	59,119
Net increase (decrease) in noninterest-bearing deposits	7,878	(3,223)
Proceeds from long-term borrowings	55,000	—
Repayment of long-term borrowings	(2,000)	(10,000)
Net increase in short-term borrowings	33,889	2,496
Dividends paid	(4,409)	(4,430)
Issuance of common stock	49	51
Purchases of treasury stock	—	(1,881)
Net cash provided by financing activities	127,228	42,132
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,764	(5,469)
CASH AND CASH EQUIVALENTS, BEGINNING	27,243	43,671
CASH AND CASH EQUIVALENTS, ENDING	$56,007	$38,202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,062	$2,772
Income taxes paid	1,500	2,350
Transfer of loans to foreclosed real estate	560	490
Transfer due to adoption of ASU 2016-01, equity securities fair value adjust, reclassification from AOCI to Retained Earnings, net of tax	537	—
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries: Woods Investment Company, Inc., Woods Real Estate Development Company, Inc., Luzerne Bank, and Jersey Shore State Bank (Jersey Shore State Bank and Luzerne Bank are referred to together as the “Banks”) and Jersey Shore State Bank’s wholly-owned subsidiary, The M Group, Inc. D/B/A The Comprehensive Financial Group (“The M Group”).  The Company also owns a controlling interest in United Insurance Solutions, LLC. All significant inter-company balances and transactions have been eliminated in the consolidation.

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

Tax Cuts and Jobs Act

Public law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 34% to 21% effective January 1, 2018. Also on December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Based on the information available and current interpretation of the rules, the Company estimated the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities. The amount recorded in the fourth quarter of 2017 related to the remeasurement of the Company's deferred tax balance resulted in additional income tax expense of $2.7 million.

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

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component shown net of tax and parenthesis indicating debits, as of June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(In Thousands)	Net Unrealized Loss on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(1,740)	$(4,886)	$(6,626)	$(281)	$(4,263)	$(4,544)
Other comprehensive (loss) gain before reclassifications	(307)	—	(307)	257	—	257
Amounts reclassified from accumulated other comprehensive loss	(10)	33	23	8	30	38
Net current-period other comprehensive (loss) income	(317)	33	(284)	265	30	295
Ending balance	$(2,057)	$(4,853)	$(6,910)	$(16)	$(4,233)	$(4,249)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(In Thousands)	Net Unrealized Loss on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(54)	$(4,920)	$(4,974)	$(639)	$(4,289)	$(4,928)
Other comprehensive (loss) gain before reclassifications	(1,462)	—	(1,462)	746	—	746
Amounts reclassified from accumulated other comprehensive loss	(4)	67	63	(123)	56	(67)
Net current-period other comprehensive (loss) income	(1,466)	67	(1,399)	623	56	679
Reclassification from adoption of 2016-01	(537)	—	(537)	—	—	—
Ending balance	$(2,057)	$(4,853)	$(6,910)	$(16)	$(4,233)	$(4,249)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of June 30, 2018 and 2017 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net unrealized gain (loss) on available for sale securities	$14	$(12)	Net securities (losses) gains, available for sale
Income tax effect	(4)	4	Income tax provision
Total reclassifications for the period	$10	$(8)

Net unrecognized pension costs	$(42)	$(40)	Salaries and employee benefits
Income tax effect	9	10	Income tax provision
Total reclassifications for the period	$(33)	$(30)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Six months ended June 30, 2018	Six months ended June 30, 2017
Net unrealized gain on available for sale securities	$5	$185	Net securities gains, available for sale
Income tax effect	(1)	(62)	Income tax provision
Total reclassifications for the period	$4	$123

Net unrecognized pension costs	$(84)	$(84)	Salaries and employee benefits
Income tax effect	17	28	Income tax provision
Total reclassifications for the period	$(67)	$(56)

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

In March 2018, the FASB issued ASU 2018-04, Investments - Debt Securities (Topic 320) and Regulated Operations (Topic 980) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273, ASU 2018-04 supersedes various SEC paragraphs and adds an SEC paragraph pursuant to the issuance of Staff Accounting Bulletin No. 117.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 115,000 stock options, with an average exercise price of $43.94, outstanding on June 30, 2018. A portion of these options were included, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $43.37 exceeding the exercise price of the options issued during 2015. There were a total of 96,500 stock options outstanding for the same period end in 2017 that had an average exercise price of $43.61 and were excluded, on a weighted average basis, in the computation of diluted earnings per share because the quarterly average closing market price of common shares was $43.26 for the period. Net income as presented on the consolidated statement of income will be used as the numerator.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive earnings per share computation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common shares issued	5,010,082	5,007,747	5,009,806	5,007,503
Weighted average treasury stock shares	(320,150)	(296,415)	(320,150)	(284,500)
Weighted average common shares outstanding - basic	4,689,932	4,711,332	4,689,656	4,723,003
Dilutive effect of outstanding stock options	13,407	—	—	—
Weighted average common shares outstanding - diluted	4,703,339	4,711,332	4,689,656	4,723,003

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$5,702	$34	$(220)	$5,516
State and political securities	65,635	119	(722)	65,032
Other debt securities	50,143	12	(1,827)	48,328
Total debt securities	$121,480	$165	$(2,769)	$118,876

Investment equity securities:
Financial institution equity securities	$487	$730	$—	$1,217
Other equity securities	1,300	—	(79)	1,221
Investment equity securities	$1,787	$730	$(79)	$2,438

Trading:
Financial institution equity securities	$—	$—	$—	$—
Other equity securities	252	5	(14)	243
Trading investment equity securities	$252	$5	$(14)	$243

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$4,273	$51	$(111)	$4,213
State and political securities	56,295	411	(198)	56,508
Other debt securities	48,806	180	(1,080)	47,906
Total debt securities	$109,374	$642	$(1,389)	$108,627

Investment equity securities:
Financial institution equity securities	$537	$728	$—	$1,265
Other equity securities	1,300	—	(49)	1,251
Investment equity securities	$1,837	$728	$(49)	$2,516

Trading:
Financial institution equity securities	$20	$—	$—	$20
Other equity securities	192	2	(24)	170
Trading investment equity securities	$212	$2	$(24)	$190

Total net trading losses of $5,000 and $2,000 for the three and six months ended June 30, 2018 compared to net trading gains of zero and $2,000 for the three and six months ended June 30, 2017 are included in the Consolidated Statement of Income.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017.

	June 30, 2018
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$2,750	$(56)	$2,181	$(164)	$4,931	$(220)
State and political securities	35,049	(544)	5,180	(178)	40,229	(722)
Other debt securities	17,590	(396)	27,892	(1,431)	45,482	(1,827)
Total debt securities	$55,389	$(996)	$35,253	$(1,773)	$90,642	$(2,769)

	December 31, 2017
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$981	$(12)	$2,276	$(99)	$3,257	$(111)
State and political securities	15,691	(104)	3,018	(94)	18,709	(198)
Other debt securities	7,512	(148)	28,517	(932)	36,029	(1,080)
Total debt securities	$24,184	$(264)	$33,811	$(1,125)	$57,995	$(1,389)

Other equity securities	$1,251	$(49)	$—	$—	$1,251	$(49)

At June 30, 2018, there were a total of 66 securities in a continuous unrealized loss position for less than twelve months and 30 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at June 30, 2018, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at June 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$6,665	$6,663
Due after one year to five years	50,070	49,350
Due after five years to ten years	53,355	51,619
Due after ten years	11,390	11,244
Total	$121,480	$118,876

Total gross proceeds from sales of debt securities available for sale for the three and six months ended June 30, 2018 were $1,120,000 and $4,483,000, a decrease from the 2017 totals of $6,478,000 and $9,130,000.

The following table represents gross realized gains and losses within the available for sale portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Available for sale (AFS):
Gross realized gains:
Mortgage-backed securities	$5	$24	$5	$69
State and political securities	19	15	19	29
Total gross realized gains	$24	$39	$24	$98

Gross realized losses:
State and political securities	$—	$—	$9	$—
Other debt securities	10	51	10	51
Total gross realized losses	$10	$51	$19	$51

Investment equity securities:
Gross realized gains:
Financial institution equity securities	$—	$—	$—	$288

Gross realized losses:
Other equity securities	$—	$—	$—	$150

There were no impairment charges included in gross realized losses for the three and six months ended June 30, 2018 and 2017, respectively.

Investment securities with a carrying value of approximately $72,056,000 and $95,199,000 at June 30, 2018 and December 31, 2017, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

Note 6. Loans

Management segments the Banks' loan portfolio to a level that enables risk and performance monitoring according to similar risk characteristics.  Loans are segmented based on the underlying collateral characteristics.  Categories include commercial, financial, and agricultural, real estate, and installment loans.  Real estate loans are further segmented into three categories: residential, commercial, and construction, while installment loans are classified as either consumer automobile loans or other installment loans.

The following table presents the related aging categories of loans, by segment, as of June 30, 2018 and December 31, 2017:

	June 30, 2018
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$183,476	$64	$59	$136	$183,735
Real estate mortgage:
Residential	609,415	3,972	281	1,918	615,586
Commercial	350,108	1,224	99	4,600	356,031
Construction	35,879	85	3	—	35,967
Consumer automobile loans	112,982	369	—	10	113,361
Other consumer installment loans	25,271	453	21	5	25,750
	1,317,131	$6,167	$463	$6,669	1,330,430
Net deferred loan fees and discounts	643				643
Allowance for loan losses	(13,034)				(13,034)
Loans, net	$1,304,740				$1,318,039

	December 31, 2017
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$178,022	$663	$86	$114	$178,885
Real estate mortgage:
Residential	588,278	6,853	318	1,628	597,077
Commercial	325,148	1,823	80	4,968	332,019
Construction	31,547	116	20	—	31,683
Consumer automobile loans	79,595	87	—	32	79,714
Other consumer installment loans	26,740	202	5	17	26,964
	1,229,330	$9,744	$509	$6,759	1,246,342
Net deferred loan fees and discounts	272				272
Allowance for loan losses	(12,858)				(12,858)
Loans, net	$1,216,744				$1,233,756

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$3	$1	$11	$6
Real estate mortgage:
Residential	37	23	51	32
Commercial	77	22	114	9
Construction	—	—	—	—
Consumer automobile loans	—	—	—	—
Other consumer installment loans	1	1	1	—
	$118	$47	$177	$47

	Six Months Ended June 30,
	2018		2017
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$4	$1	$13	$6
Real estate mortgage:
Residential	68	34	94	51
Commercial	138	39	232	19
Construction	—	—	—	—
Consumer automobile loans	—	—	—	—
Other consumer installment loans	1	1	2	1
	$211	$75	$341	$77

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,028	$1,028	$—
Real estate mortgage:
Residential	1,902	1,902	—
Commercial	1,507	1,507	—
	4,437	4,437	—
With an allowance recorded:
Commercial, financial, and agricultural	177	177	73
Real estate mortgage:
Residential	2,095	2,144	228
Commercial	7,265	7,265	1,563
	9,537	9,586	1,864
Total:
Commercial, financial, and agricultural	1,205	1,205	73
Real estate mortgage:
Residential	3,997	4,046	228
Commercial	8,772	8,772	1,563
	$13,974	$14,023	$1,864

	December 31, 2017
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,033	$1,033	$—
Real estate mortgage:
Residential	1,428	1,428	—
Commercial	1,465	1,465	—
	3,926	3,926	—
With an allowance recorded:
Commercial, financial, and agricultural	235	235	96
Real estate mortgage:
Residential	2,304	2,353	367
Commercial	7,981	8,031	1,721
	10,520	10,619	2,184
Total:
Commercial, financial, and agricultural	1,268	1,268	96
Real estate mortgage:
Residential	3,732	3,781	367
Commercial	9,446	9,496	1,721
	$14,446	$14,545	$2,184

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and six months ended for June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,227	$17	$1	$394	$3	$6
Real estate mortgage:
Residential	4,255	29	23	3,199	14	30
Commercial	9,170	36	22	12,885	52	9
Construction	—	—	—	—	—	—
Consumer automobile	—	—	—	—	—	—
Other consumer installment loans	1	—	1	10	—	2
	$14,652	$82	$47	$16,488	$69	$47

	Six Months Ended June 30,
	2018			2017
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,241	$34	$1	$324	$7	$6
Real estate mortgage:
Residential	4,080	67	34	3,212	36	46
Commercial	9,211	94	39	12,635	85	19
Construction	—	—	—	—	—	—
Consumer automobile	—	—	—	—	—	—
Other consumer installment loans	1	—	1	8	—	2
	$14,532	$195	$75	$16,179	$128	$73

Currently, zero funds are committed to be advanced in connection with impaired loans.

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

There were four loan modifications considered TDR's completed during the six months ended June 30, 2018. Loan modifications that are considered TDR's completed during the three and six months ended June 30, 2018 were as follows:

	Three Months Ended June 30,
	2018			2017
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage:
Residential	1	$67	$67	—	$—	$—

	Six Months Ended June 30,
	2018			2017
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage:
Residential	3	$169	$169	—	$—	$—
Commercial	1	106	106	—	—	—
	4	$275	$275	—	$—	$—

There was one loan modification considered to be a TDR made during the twelve months previous to June 30, 2018 that defaulted during the six months ended June 30, 2018. This defaulted loan type and recorded investment as of June 30, 2018 is as follows: a residential real estate loan with a recorded investment of $3,750. There were no loan modifications considered TDRs made during the twelve months previous to June 30, 2017 that defaulted during the three and six months ended June 30, 2017.

Troubled debt restructurings amounted to $8,830,000 and $9,048,000 as of June 30, 2018 and December 31, 2017.

The amount of foreclosed residential real estate held at June 30, 2018 and December 31, 2017, totaled $485,000 and $422,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2018 and December 31, 2017, totaled $78,000 and $378,000, respectively.

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

The following table presents the credit quality categories identified above as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$181,796	$613,050	$337,974	$35,967	$113,361	$25,750	$1,307,898
Special Mention	657	393	7,074	—	—	—	8,124
Substandard	1,282	2,143	10,983	—	—	—	14,408
	$183,735	$615,586	$356,031	$35,967	$113,361	$25,750	$1,330,430

	December 31, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$175,603	$593,828	$311,209	$31,535	$79,714	$26,964	$1,218,853
Special Mention	738	1,043	7,337	—	—	—	9,118
Substandard	2,544	2,206	13,473	148	—	—	18,371
	$178,885	$597,077	$332,019	$31,683	$79,714	$26,964	$1,246,342

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

Activity in the allowance is presented for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,372	$5,656	$4,003	$156	$1,016	$305	$328	$12,836
Charge-offs	(3)	(91)	—	—	(22)	(47)	—	(163)
Recoveries	8	1	—	3	2	12	—	26
Provision	(322)	17	(189)	(41)	73	47	750	335
Ending Balance	$1,055	$5,583	$3,814	$118	$1,069	$317	$1,078	$13,034

	Three Months Ended June 30, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,441	$5,571	$4,466	$187	$202	$346	$692	$12,905
Charge-offs	200	(287)	—	—	(15)	(39)	—	(141)
Recoveries	105	5	1	2	—	17	—	130
Provision	(15)	48	(740)	(17)	162	106	671	215
Ending Balance	$1,731	$5,337	$3,727	$172	$349	$430	$1,363	$13,109

	Six Months Ended June 30, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,177	$5,679	$4,277	$155	$804	$271	$495	$12,858
Charge-offs	(36)	(142)	(55)	—	(52)	(118)	—	(403)
Recoveries	15	25	—	5	3	36	—	84
Provision	(101)	21	(408)	(42)	314	128	583	495
Ending Balance	$1,055	$5,583	$3,814	$118	$1,069	$317	$1,078	$13,034

	Six Months Ended June 30, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,554	$5,383	$4,975	$178	$143	$273	$390	$12,896
Charge-offs	(13)	(385)	—	—	(18)	(113)	—	(529)
Recoveries	111	35	1	5	—	45	—	197
Provision	79	304	(1,249)	(11)	224	225	973	545
Ending Balance	$1,731	$5,337	$3,727	$172	$349	$430	$1,363	$13,109

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

The Company has a concentration of the following to gross loans at June 30, 2018 and 2017:

	June 30,
	2018	2017
Owners of residential rental properties	14.90%	15.64%
Owners of commercial rental properties	13.30%	14.56%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$73	$228	$1,563	$—	$—	$—	$—	$1,864
Collectively evaluated for impairment	982	5,355	2,251	118	1,069	317	1,078	11,170
Total ending allowance balance	$1,055	$5,583	$3,814	$118	$1,069	$317	$1,078	$13,034

Loans:
Individually evaluated for impairment	$1,205	$3,997	$8,772	$—	$—	$—		$13,974
Collectively evaluated for impairment	182,530	611,589	347,259	35,967	113,361	25,750		1,316,456
Total ending loans balance	$183,735	$615,586	$356,031	$35,967	$113,361	$25,750		$1,330,430

	December 31, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$96	$367	$1,721	$—	$—	$—	$—	$2,184
Collectively evaluated for impairment	1,081	5,312	2,556	155	804	271	495	10,674
Total ending allowance balance	$1,177	$5,679	$4,277	$155	$804	$271	$495	$12,858

Loans:
Individually evaluated for impairment	$1,268	$3,732	$9,446	$—	$—	$—		$14,446
Collectively evaluated for impairment	177,617	593,345	322,573	31,683	79,714	26,964		1,231,896
Total ending loans balance	$178,885	$597,077	$332,019	$31,683	$79,714	$26,964		$1,246,342

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.

The following sets forth the components of the net periodic benefit/cost of the domestic non-contributory defined benefit plan for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Service cost	$—	$42	$—	$83
Interest cost	177	189	353	378
Expected return on plan assets	(274)	(263)	(548)	(525)
Amortization of net loss	42	40	84	84
Net periodic (benefit) cost	$(55)	$8	$(111)	$20

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2017, that it expected to contribute a minimum of $500,000 to its defined benefit plan in 2018.  As of June 30, 2018, there were contributions of $250,000 made to the plan with additional contributions of at least $250,000 anticipated during the remainder of 2018.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the six months ended June 30, 2018 and 2017, there were 1,196 and 1,083 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2018 and December 31, 2017:

(In Thousands)	June 30, 2018	December 31, 2017
Commitments to extend credit	$281,934	$264,982
Standby letters of credit	40,706	10,406
Credit exposure from the sale of assets with recourse	5,497	4,893
	$328,137	$280,281

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2018 and December 31, 2017, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2018
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$5,516	$—	$5,516
State and political securities	—	65,032	—	65,032
Other debt securities	—	48,328	—	48,328
Investment equity securities:
Financial institution equity securities	1,217	—	—	1,217
Other equity securities	1,221	—	—	1,221
Investment securities, trading:
Other equity securities	243	—	—	243

	December 31, 2017
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$4,213	$—	$4,213
State and political securities	—	56,508	—	56,508
Other debt securities	—	47,906	—	47,906
Financial institution equity securities	1,265	—	—	1,265
Other equity securities	1,251	—	—	1,251
Investment securities, trading:
Other equity securities	190	—	—	190

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2018
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$12,110	$12,110
Other real estate owned	—	—	485	485

	December 31, 2017
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$12,262	$12,262
Other real estate owned	—	—	143	143

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$6,481	Discounted cash flow	Temporary reduction in payment amount	0 to (70)%	(13)%
	5,629	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (20)%	(17)%
Other real estate owned	$485	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2017
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$6,583	Discounted cash flow	Temporary reduction in payment amount	3 to (70)%	(4)%
	5,679	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (20)%	(17)%
Other real estate owned	$143	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at June 30, 2018 and December 31, 2017:

	Carrying	Fair	Fair Value Measurements at June 30, 2018
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$56,007	$56,007	$56,007	$—	$—
Restricted investment in bank stock	16,716	16,716	—	16,716	—
Loans held for sale (1)	2,118	2,118	2,118	—	—
Loans, net	1,318,039	1,318,938	—	—	1,318,938
Bank-owned life insurance (1)	28,315	28,315	28,315	—	—
Accrued interest receivable (1)	4,618	4,618	4,618	—	—

Financial liabilities:
Interest-bearing deposits	$879,825	$853,441	$604,667	$—	$248,774
Noninterest-bearing deposits (1)	311,194	311,194	311,194	—	—
Short-term borrowings (1)	134,637	134,637	134,637	—	—
Long-term borrowings	123,970	122,292	—	—	122,292
Accrued interest payable (1)	896	896	896	—	—
(1) The financial instrument is carried at cost at June 30, 2018, which approximate the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2017
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$27,243	$27,243	$27,243	$—	$—
Investment securities:
Available for sale	111,143	111,143	2,516	108,627	—
Trading	190	190	190	—	—
Restricted investment in bank stock	13,332	13,332	—	13,332	—
Loans held for sale	1,196	1,196	1,196	—	—
Loans, net	1,233,756	1,264,584	—	—	1,264,584
Bank-owned life insurance	27,982	27,982	27,982	—	—
Accrued interest receivable	4,321	4,321	4,321	—	—

Financial liabilities:
Interest-bearing deposits	$843,004	$838,441	$611,187	$—	$227,254
Noninterest-bearing deposits	303,316	303,316	303,316	—	—
Short-term borrowings	100,748	100,748	100,748	—	—
Long-term borrowings	70,970	70,280	—	—	70,280
Accrued interest payable	502	502	502	—	—

The methods and assumptions used by the Company in estimating fair values of financial instruments at June 30, 2018 is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculation of the above tables. Prior period fair value calculations were ran on the assumption of entry pricing and therefore the comparability between the periods above are diminished.

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

As of January 1, 2018, the Company had a total of 93,500 stock options outstanding. During the period ended June 30, 2018, the Company issued 25,000 stock options in total, to a group of employees, that have a strike price of $45.11. The options granted in 2018 all expire ten years from the grant date however; of the 25,000 grants awarded, 12,500 of the options have a three year vesting period while the remaining 12,500 options vest in five years.

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
January 5, 2018	12,500	—	12,500	$45.11	3 years	10 years
January 5, 2018	12,500	—	12,500	45.11	5 years	10 years
March 24, 2017	46,250	(4,500)	41,750	44.21	3 years	10 years
March 24, 2017	23,750	—	23,750	44.21	5 years	10 years
August 27, 2015	38,750	(14,250)	24,500	42.03	5 years	10 years

A summary of stock option activity is presented below:

	June 30, 2018		June 30, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	93,500	$43.59	26,500	$42.03
Granted	25,000	45.11	70,000	44.21
Exercised	—	—	—	—
Forfeited	(3,500)	42.96	—	—
Expired	—	—	—	—
Outstanding, end of period	115,000	$43.94	96,500	$43.61

Exercisable, end of period	—	$—	—	$—

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

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense, related to stock options was $4,000 and $12,000 for the three and six months ended June 30, 2018 compared to $8,000 and $13,000 for the same period of 2017. As of June 30, 2018, no stock options were exercisable and the weighted average years to expiration were 8.6 years. The fair value of options granted during the three and six months ended June 30, 2018 was approximately $1,103,000 or $44.11 per award. Total unrecognized compensation cost for non-vested options was $94,000 and will be recognized over their weighted average remaining vesting period of 3.5 years.

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

Debit Card Fees

Interchange fees are one source of debit and credit card income that is comprised of an amount merchants pay card-issuing banks for the processing of their electronic transactions as a form of payment. ATM service charges, check card usage, and POS debit card transactions generate interchange and debit card income. Per Topic 606 interchange and debit card transaction fees are reported net of related network costs. See Note 1 - Newly Adopted Accounting Standards. Prior to the adoption of Topic 606, non-interest expense included network costs. Interchange and debit card transaction fees for the three and six months ended June 30, 2018 reported on a net basis totaled $373,000 and $706,000; for the corresponding periods of 2017 such amounts were $340,000 and $611,000, respectively. The below table compares gross interchange and debit card transaction fees net network costs for 2018 and 2017:

	Three Months Ended June 30,		Six months ended June 30,
(In Thousands)	2018	2017	2018	2017
Debit card transaction fees	$541	$501	$1,060	$935
Other processing service fees	67	63	128	122
Gross interchange and card based transaction fees	608	564	1,188	1,057
Network costs	235	224	482	446
Net interchange and card based transaction fees	$373	$340	$706	$611

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

Summary Results

Net income for the three and six months ended June 30, 2018 was $3,480,000 and $6,689,000 compared to $3,086,000 and $5,772,000 for the same periods of 2017, including the effects of an increase in after-tax securities gains of $20,000 (from a loss of $8,000 to a gain of $12,000) for the three-month period ends and a decrease in after after-tax securities gains of $143,000 (from a gain of $123,000 to a loss of $20,000 for the six-month period ends). Basic and diluted earnings per share for the three and six months ended June 30, 2018 was $0.74 and $1.43 compared to $0.65 and $1.22, respectively, for 2017. Return on average assets and return on average equity were 0.91% and 10.07% for the three months ended June 30, 2018 compared to 0.88% and 8.79% for the corresponding period of 2017. Return on average assets and return on average equity were 0.89% and 9.68% for the six months ended June 30, 2018 compared to the corresponding 2017 returns of 0.83% and 8.24%. Net income from core operations (“operating earnings”) was $3,468,000 for the three months ended June 30, 2018 and $6,709,000 for the six months end June 30, 2018 compared to $3,094,000 and $5,649,000 for the same periods of 2017. Basic and diluted operating earnings per share for the three and six months ended June 30, 2018 were $0.74 and $1.43 compared to $0.66 and $1.20 basic and diluted for the corresponding periods of 2017. Impacting the level of operating earnings were several factors including the continued shift of earning assets from the investment portfolio to the loan portfolio as the balance sheet is actively managed to reduce market risk and interest rate risk in a rising rate environment.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
GAAP net income	$3,480	$3,086	$6,689	$5,772
Less: net securities gains (losses), net of tax	12	(8)	(20)	123
Non-GAAP operating earnings	$3,468	$3,094	$6,709	$5,649

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Return on average assets (ROA)	0.91%	0.88%	0.89%	0.83%
Less: net securities gains (losses), net of tax	0.01%	—%	—%	0.01%
Non-GAAP operating ROA	0.90%	0.88%	0.89%	0.82%

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Return on average equity (ROE)	10.07%	8.79%	9.68%	8.24%
Less: net securities gains (losses), net of tax	0.03%	(0.03)%	(0.03)%	0.18%
Non-GAAP operating ROE	10.04%	8.82%	9.71%	8.06%

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings per share (EPS)	$0.74	$0.65	$1.43	$1.22
Less: net securities gains (losses), net of tax	—	(0.01)	—	0.02
Non-GAAP basic operating EPS	$0.74	$0.66	$1.43	$1.20

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Dilutive EPS	$0.74	$0.65	$1.43	$1.22
Less: net securities gains (losses), net of tax	—	(0.01)	—	0.02
Non-GAAP dilutive operating EPS	$0.74	$0.66	$1.43	$1.20

Interest and Dividend Income

Interest and dividend income for the three months ended June 30, 2018 increased to $14,111,000 compared to $12,209,000 for the same period of 2017. Current year to date interest and dividend income for 2018 increased $3,421,000 from the prior year level of $23,891,000 to $27,312,000 for 2018. Loan portfolio income increased due to the impact of portfolio growth, primarily in home equity products and indirect auto lending.  Investment securities income declined slightly for the six month period due to a decrease in the size of the investment portfolio as the duration in the investment portfolio continues to be shortened in order to reduce interest rate and market risk in the future. This is being undertaken primarily through the sale of long-term municipal and intermediate corporate bonds.

Interest and dividend income composition for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended
	June 30, 2018		June 30, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$12,997	92.11%	$11,109	90.99%	$1,888	17.00%
Investment securities:
Taxable	639	4.53	570	4.66	69	12.11
Tax-exempt	230	1.63	323	2.65	(93)	(28.79)
Dividend and other interest income	245	1.73	207	1.70	38	18.36
Total interest and dividend income	$14,111	100.00%	$12,209	100.00%	$1,902	15.58%

	Six Months Ended
	June 30, 2018		June 30, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$25,190	92.23%	$21,736	90.98%	$3,454	15.89%
Investment securities:
Taxable	1,185	4.34	1,112	4.65	73	6.56
Tax-exempt	471	1.72	621	2.60	(150)	(24.15)
Dividend and other interest income	466	1.71	422	1.77	44	10.43
Total interest and dividend income	$27,312	100.00%	$23,891	100.00%	$3,421	14.32%

Interest Expense

Interest expense for the three months ended June 30, 2018 increased $1,023,000 to $2,408,000 compared to $1,385,000 for the same period of 2017 with the six months ended June 30, 2018 increasing by $1,725,000 to $4,456,000 compared to the 2017 level of $2,731,000. The increase in interest expense is the result of growth within the deposit portfolio and the lengthening of the time deposit portfolio as part of a strategy to build balance sheet protection in a rising rate environment. In addition, short and long-term borrowings have been utilized to assist with the funding of the loan portfolio growth.

Interest expense composition for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended
	June 30, 2018		June 30, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,490	61.88%	$1,008	72.78%	$482	47.82%
Short-term borrowings	252	10.47	4	0.29	248	6,200.00
Long-term borrowings	666	27.65	373	26.93	293	78.55
Total interest expense	$2,408	100.00%	$1,385	100.00%	$1,023	73.86%

	Six Months Ended
	June 30, 2018		June 30, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,712	60.86%	$1,910	69.94%	$802	41.99%
Short-term borrowings	476	10.68	8	0.29	468	5,850.00
Long-term borrowings	1,268	28.46	813	29.77	455	55.97
Total interest expense	$4,456	100.00%	$2,731	100.00%	$1,725	63.16%

Net Interest Margin

The net interest margin (“NIM”) for the three and six months ended June 30, 2018 was 3.32% and 3.31% compared to 3.44% and 3.42% for the corresponding period of 2017.  The decrease in the net interest margin was driven by an increase in the cost of interest-bearing liabilities of 30 basis points ("bps") for the three month period and 25 bps for the six month period primarily from an increase in the rate paid on time deposits as the liabilities are lengthened. The impact of the increased cost of funds was limited by an increase in the yield on earning assets of 12 bps and 9 bps for the three and six month periods. The increase in the yield on earning assets was driven by an increase in the loan portfolio yield in conjunction with an increase in the average loan portfolio of $177.4 million and $169.6 million respectively. The impact of the decreasing investment portfolio balance was offset by growth in the balance of the average loan portfolio from June 30, 2017 to June 30, 2018. The primary funding for the loan growth was an increase in total deposits. Core deposits represent a lower cost funding source than time deposits and comprise 78.80% of total deposits at June 30, 2018 compared to 82.11% at June 30, 2017. Limiting the positive impact on the net interest margin caused by the growth in core deposits was the lengthening of the time deposit portfolio.

The following is a schedule of average balances and associated yields for the three and six months ended June 30, 2018 and 2017:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$75,859	$563	2.98%	$41,685	$405	3.89%
All other loans	1,225,343	12,552	4.11%	1,082,165	10,842	4.02%
Total loans (2)	1,301,202	13,115	4.04%	1,123,850	11,247	4.01%

Taxable securities	93,024	871	3.75%	83,895	680	3.24%
Tax-exempt securities (3)	40,300	291	2.89%	52,850	489	3.70%
Total securities	133,324	1,162	3.49%	136,745	1,169	3.42%

Interest-bearing deposits	3,034	13	1.72%	36,662	96	1.05%

Total interest-earning assets	1,437,560	14,290	3.99%	1,297,257	12,512	3.87%

Other assets	97,034			100,356

Total assets	$1,534,594			$1,397,613

Liabilities and shareholders’ equity:
Savings	$165,231	16	0.04%	$158,413	15	0.04%
Super Now deposits	234,731	242	0.41%	202,692	131	0.26%
Money market deposits	243,771	290	0.48%	288,035	255	0.36%
Time deposits	253,398	942	1.49%	205,418	607	1.19%
Total interest-bearing deposits	897,131	1,490	0.67%	854,558	1,008	0.47%

Short-term borrowings	56,530	252	1.76%	10,579	4	0.15%
Long-term borrowings	123,970	666	2.12%	75,998	373	1.95%
Total borrowings	180,500	918	2.01%	86,577	377	1.73%

Total interest-bearing liabilities	1,077,631	2,408	0.89%	941,135	1,385	0.59%

Demand deposits	302,742			300,311
Other liabilities	16,024			15,801
Shareholders’ equity	138,197			140,366

Total liabilities and shareholders’ equity	$1,534,594			$1,397,613
Interest rate spread			3.10%			3.28%
Net interest income/margin		$11,882	3.32%		$11,127	3.44%

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

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$75,548	$1,130	3.02%	$41,959	$821	3.95%
All other loans	1,205,945	24,297	4.06%	1,069,896	21,194	3.99%
Total loans (2)	1,281,493	25,427	4.00%	1,111,855	22,015	3.99%

Taxable securities	88,670	1,630	3.68%	86,591	1,365	3.15%
Tax-exempt securities	41,225	596	2.89%	49,779	941	3.78%
Total securities	129,895	2,226	3.43%	136,370	2,306	3.38%

Interest-bearing deposits	2,603	21	1.63%	34,924	169	0.98%

Total interest-earning assets	1,413,991	27,674	3.94%	1,283,149	24,490	3.85%

Other assets	97,318			99,934

Total assets	$1,511,309			$1,383,083

Liabilities and shareholders’ equity:
Savings	$164,140	32	0.04%	$157,423	30	0.04%
Super Now deposits	230,930	449	0.39%	196,032	237	0.24%
Money market deposits	240,127	500	0.42%	275,529	446	0.33%
Time deposits	244,805	1,731	1.43%	207,722	1,197	1.16%
Total interest-bearing deposits	880,002	2,712	0.62%	836,706	1,910	0.46%

Short-term borrowings	59,152	476	1.60%	10,962	8	0.15%
Long-term borrowings	119,274	1,268	2.11%	79,258	813	2.04%
Total borrowings	178,426	1,744	1.94%	90,220	821	1.81%

Total interest-bearing liabilities	1,058,428	4,456	0.84%	926,926	2,731	0.59%

Demand deposits	298,011			300,207
Other liabilities	16,645			15,770
Shareholders’ equity	138,225			140,180

Total liabilities and shareholders’ equity	$1,511,309			$1,383,083
Interest rate spread			3.10%			3.26%
Net interest income/margin		$23,218	3.31%		$21,759	3.42%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Total interest income	$14,111	$12,209	$27,312	$23,891
Total interest expense	2,408	1,385	4,456	2,731
Net interest income	11,703	10,824	22,856	21,160
Tax equivalent adjustment	179	303	362	599
Net interest income (fully taxable equivalent)	$11,882	$11,127	$23,218	$21,759

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 vs. 2017			2018 vs. 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$271	$(113)	$158	$538	$(229)	$309
All other loans	1,463	247	1,710	2,727	376	3,103
Taxable investment securities	79	112	191	33	232	265
Tax-exempt investment securities	(103)	(95)	(198)	(145)	(200)	(345)
Interest bearing deposits	(121)	38	(83)	(158)	10	(148)
Total interest-earning assets	1,589	189	1,778	2,995	189	3,184

Interest expense:
Savings deposits	1	—	1	2	—	2
Super Now deposits	24	87	111	47	165	212
Money market deposits	(43)	78	35	(62)	116	54
Time deposits	161	174	335	234	300	534
Short-term borrowings	70	178	248	147	321	468
Long-term borrowings	257	36	293	425	30	455
Total interest-bearing liabilities	470	553	1,023	793	932	1,725
Change in net interest income	$1,119	$(364)	$755	$2,202	$(743)	$1,459

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2018, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased slightly from $12,858,000 at December 31, 2017 to $13,034,000 at June 30, 2018. The increase in the allowance for loan losses was driven by a shift in the loan portfolio that resulted in growth of loan categories that traditionally have had a lower loss ratio. The majority of the loans charged-off had a specific allowance within the allowance for losses.  At June 30, 2018 and December 31, 2017, the allowance for loan losses to total loans was 0.98% and 1.03%, respectively.

The provision for loan losses totaled $335,000 and $495,000 for the three and six months ended June 30, 2018 and the respective periods for 2017 were $215,000 and $545,000.  The amount of the provision for loan losses was lower for the six months ended

June 30, 2018 compared to the prior period primarily as a result of a reduction in non-performing loans and a low level of net charge-offs.

Nonperforming loans decreased to $7,132,000 at June 30, 2018 from $12,498,000 at June 30, 2017.  The majority of nonperforming loans are centered on loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses. The ratio of nonperforming loans to total loans was 0.44% and 1.10% at June 30, 2018 and 2017, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 182.75% and 104.89% at June 30, 2018 and 2017, respectively. Internal loan review and analysis coupled with loan growth dictated a provision for loan losses of $495,000 for the six months ended June 30, 2018.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
June 30, 2018	$463	$6,669	$7,132
March 31, 2018	446	7,195	7,641
December 31, 2017	509	6,759	7,268
September 30, 2017	261	8,056	8,317
June 30, 2017	1,329	11,169	12,498

Non-interest Income

Total non-interest income for the three months ended June 30, 2018 compared to the same period in 2017 decreased $401,000 to $2,362,000 and decreased by $971,000 for the six months ended June 30, 2018 to $4,443,000.  Excluding net securities gains, non-interest income for the three and six months ended June 30, 2018 decreased $428,000 and $759,000, respectively, compared to the same periods in 2017. The decrease in gain on sale of loans was driven by decreased volume. The changes in insurance and brokerage commissions are due to a change in the product mix of consumer purchases. Debit cards fees as reported under ASC 606 for the three and six months ended June 30, 2018 was reported on a net basis while the corresponding period for 2017 was reported in accordance with ASC 605 on a gross basis. See note 13 for further information.

Non-interest income composition for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended
	June 30, 2018		June 30, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$592	25.07%	$559	20.23%	$33	5.90%
Net debt securities gains (losses), available for sale	14	0.59	(12)	(0.43)	26	(216.67)
Net equity securities gains (losses)	6	0.25	—	—	6	(100.00)
Net securities (losses) gains, trading	(5)	(0.21)	—	—	(5)	100.00
Bank-owned life insurance	158	6.69	161	5.83	(3)	(1.86)
Gain on sale of loans	400	16.93	503	18.20	(103)	(20.48)
Insurance commissions	64	2.71	99	3.58	(35)	(35.35)
Brokerage commissions	330	13.97	361	13.07	(31)	(8.59)
Debit card fees	373	15.79	501	18.13	(128)	(25.55)
Other	430	18.21	591	21.39	(161)	(27.24)
Total non-interest income	$2,362	100.00%	$2,763	100.00%	$(401)	(14.51)%

	Six Months Ended
	June 30, 2018		June 30, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,143	25.73%	$1,087	20.08%	$56	5.15%
Net debt securities gains (losses), available for sale	5	0.11	185	3.42	(180)	(97.30)
Net equity securities gains (losses)	(28)	(0.63)	—	—	(28)	(100.00)
Net securities (losses) gains, trading	(2)	(0.05)	2	0.04	(4)	(200.00)
Bank-owned life insurance	331	7.45	333	6.15	(2)	(0.60)
Gain on sale of loans	655	14.74	861	15.90	(206)	(23.93)
Insurance commissions	181	4.07	290	5.36	(109)	(37.59)
Brokerage commissions	673	15.15	692	12.78	(19)	(2.75)
Debit card fees	706	15.89	935	17.27	(229)	(24.49)
Other	779	17.54	1,029	19.00	(250)	(24.30)
Total non-interest income	$4,443	100.00%	$5,414	100.00%	$(971)	(17.93)%

Non-interest Expense

Total non-interest expense increased $454,000 and $746,000 for the three and six months ended June 30, 2018 compared to the same period of 2017.  The increase in salaries and employee benefits is primarily attributable to routine wage increases coupled with an increase in the cost of health insurance and the opening of two additional branches.  Occupancy expense increased primarily due to the opening of additional branches and various maintenance projects to refresh facilities. Furniture and equipment expense increased as the new branches were outfitted. Software amortization decreased as the number of vendors utilized is consolidated. Marketing expenses increased as targeted marketing was increased in the localities where branches opened. The decrease in other expense is due to a decrease in data processing expense along with the adoption of Topic 606 (See Note 13 - Revenue Recognition).

Non-interest expense composition for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended
	June 30, 2018		June 30, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$4,919	51.69%	$4,608	50.84%	$311	6.75%
Occupancy	699	7.34	614	6.77	85	13.84
Furniture and equipment	801	8.42	664	7.33	137	20.63
Software amortization	231	2.43	242	2.67	(11)	(4.55)
Pennsylvania shares tax	278	2.92	230	2.54	48	20.87
Professional fees	649	6.82	565	6.23	84	14.87
Federal Deposit Insurance Corporation deposit insurance	200	2.10	150	1.66	50	33.33
Marketing	268	2.82	204	2.25	64	31.37
Intangible amortization	78	0.82	86	0.95	(8)	(9.30)
Other	1,394	14.64	1,700	18.76	(306)	(18.00)
Total non-interest expense	$9,517	100.00%	$9,063	100.00%	$454	5.01%

	Six Months Ended
	June 30, 2018		June 30, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$9,967	53.03%	$9,378	51.95%	$589	6.28%
Occupancy	1,440	7.66	1,252	6.94	188	15.02
Furniture and equipment	1,548	8.24	1,313	7.28	235	17.90
Software amortization	296	1.57	515	2.85	(219)	(42.52)
Pennsylvania shares tax	555	2.95	468	2.59	87	18.59
Professional fees	1,215	6.46	1,256	6.96	(41)	(3.26)
Federal Deposit Insurance Corporation deposit insurance	402	2.14	320	1.77	82	25.63
Marketing	519	2.76	375	2.08	144	38.40
Intangible amortization	158	0.84	176	0.98	(18)	(10.23)
Other	2,694	14.35	2,995	16.59	(301)	(10.05)
Total non-interest expense	$18,794	100.00%	$18,048	99.99%	$746	4.13%

Provision for Income Taxes

Income taxes decreased $490,000 and $887,000 for the three and six months ended June 30, 2018 compared to the same periods of 2017.  The effective tax rate for the three and six months ended June 30, 2018 was 17.40% and 16.50%, respectively, compared to 28.38% and 27.68% for the same periods of 2017. The changes made to the corporate statutory federal income tax rate, from 34% to 21% effective January 1, 2018, is the primary driver responsible for the aforementioned variance. The Company currently is in a deferred tax asset position. Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $28,764,000 from $27,243,000 at December 31, 2017 to $56,007,000 at June 30, 2018 primarily as a result of the following activities during the six months ended June 30, 2018.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds trailing loan originations, less $655,000 in realized gains, by $922,000 for the six months ended June 30, 2018.

Loans

Gross loans increased $84,459,000 since December 31, 2017 due primarily to an increase in consumer automobile loans. Loan growth has also occurred in the residential and commercial real estate portfolios.

The allocation of the loan portfolio, by category, as of June 30, 2018 and December 31, 2017 is presented below:

	June 30, 2018		December 31, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$183,735	13.80%	$178,885	14.35%	$4,850	2.71%
Real estate mortgage:
Residential	615,586	46.25	597,077	47.91	18,509	3.10%
Commercial	356,031	26.75	332,019	26.63	24,012	7.23%
Construction	35,967	2.70	31,683	2.54	4,284	13.52%
Consumer automobile loans	113,361	8.52	79,714	6.39	33,647	42.21%
Other consumer installment loans	25,750	1.93	26,964	2.16	(1,214)	(4.50)%
Net deferred loan fees and discounts	643	0.05	272	0.02	371	136.40%
Gross loans	$1,331,073	100.00%	$1,246,614	100.00%	$84,459	6.78%

The following table shows the amount of accrual and non-accrual TDRs at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$—	$106	$106	$5	$114	$119
Real estate mortgage:
Residential	2,228	216	2,444	2,151	273	2,424
Commercial	4,076	2,204	6,280	4,429	2,076	6,505
	$6,304	$2,526	$8,830	$6,585	$2,463	$9,048

Investments

The fair value of the investment debt securities portfolio at June 30, 2018 increased $10,249,000 since December 31, 2017 while the amortized cost of the portfolio increased $12,106,000.  The portfolio continues to be actively managed in order to reduce interest rate and market risk. This is being undertaken primarily through the sale of long-term municipal bonds that have a maturity date of 2025 or later and securities with a call date within the next five years.  The proceeds of the bond sales are being deployed into loans and intermediate term corporate bonds and short and intermediate term municipal bonds.  The strategy to sell a portion of the long-term bond portfolio does negatively impact current earnings, but this action plays a key role in our long-term asset liability management strategy as the balance sheet is shortened in anticipation of a steadily rising rate environment. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 82.91% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing.  The amortized cost of the available for sale equity securities portfolio has decreased $50,000 to $1,787,000 at June 30, 2018 from $1,837,000 at December 31, 2017 while the fair value decreased $78,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at June 30, 2018 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$5,702	$5,516	$—	$—	$—	$—	$5,702	$5,516
State and political securities	65,565	64,962	—	—	70	70	65,635	65,032
Other debt securities	29,481	28,701	15,745	15,034	4,917	4,593	50,143	48,328
Total debt securities AFS	$100,748	$99,179	$15,745	$15,034	$4,987	$4,663	$121,480	$118,876

Financing Activities

Deposits

Total deposits increased $44,699,000 from December 31, 2017 to June 30, 2018.  The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios. While deposit gathering efforts have centered on core deposits, the lengthening of the time deposit portfolio is moving forward as part of the strategy to build balance sheet protection in a rising rate environment. The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2018		December 31, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$311,194	26.13%	$303,316	26.46%	$7,878	2.60%
NOW accounts	216,109	18.14	215,021	18.76	1,088	0.51
Money market deposits	245,081	20.58	237,818	20.75	7,263	3.05
Savings deposits	166,183	13.95	160,698	14.02	5,485	3.41
Time deposits	252,452	21.20	229,467	20.01	22,985	10.02
Total deposits	$1,191,019	100.00%	$1,146,320	100.00%	$44,699	3.90%

Borrowed Funds

Total borrowed funds increased 50.60%, or $86,889,000, to $258,607,000 at June 30, 2018 compared to $171,718,000 at December 31, 2017. The increase in total borrowing was utilized to supplement the growth in deposits as a funding source for the loan portfolio growth. The long-term borrowings originating during the six months ended June 30, 2018 had maturity dates ranging from 2019 to 2022 with a blended interest rate of 2.34%.

	June 30, 2018		December 31, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$127,063	49.13%	$92,870	54.08%	$34,193	36.82%
Securities sold under agreement to repurchase	7,574	2.93	7,878	4.59	(304)	(3.86)
Total short-term borrowings	134,637	52.06	100,748	58.67	33,889	33.64
Long-term borrowings:
Long-term FHLB borrowings	123,625	47.80	70,625	41.13	53,000	75.04
Long-term capital lease	345	0.13	345	0.20	—	—
Total long-term borrowings	123,970	47.94	70,970	41.33	53,000	74.68
Total borrowed funds	$258,607	100.00%	$171,718	100.00%	$86,889	50.60%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	June 30, 2018	December 31, 2017
Investment debt securities pledged, fair value	$8,933	$17,454
Repurchase agreements	7,574	7,878

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

The Company's capital ratios as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$128,260	10.340%	$125,513	11.254%
For Capital Adequacy Purposes	55,819	4.500	50,187	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	79,077	6.375	64,128	5.750
To Be Well Capitalized	80,628	6.500	72,493	6.500
Total Capital (to Risk-weighted Assets)
Actual	$137,199	11.061%	$132,094	11.844%
For Capital Adequacy Purposes	99,231	8.000	89,223	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	122,488	9.875	103,164	9.250
To Be Well Capitalized	124,039	10.000	111,528	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$128,260	10.340%	$125,513	11.254%
For Capital Adequacy Purposes	74,426	6.000	66,916	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	97,684	7.875	80,857	7.250
To Be Well Capitalized	99,234	8.000	89,222	8.000
Tier I Capital (to Average Assets)
Actual	$128,260	8.442%	$125,513	8.766%
For Capital Adequacy Purposes	60,772	4.000	57,273	4.000
To Be Well Capitalized	75,965	5.000	71,591	5.000

Jersey Shore State Bank's capital ratios as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$91,192	10.071%	$88,289	10.120%
For Capital Adequacy Purposes	40,747	4.500	39,259	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	57,725	6.375	50,164	5.750
To Be Well Capitalized	58,857	6.500	56,707	6.500
Total Capital (to Risk-weighted Assets)
Actual	$98,688	10.899%	$93,145	10.677%
For Capital Adequacy Purposes	72,438	8.000	69,791	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	89,416	9.875	80,696	9.250
To Be Well Capitalized	90,548	10.000	87,239	10.000
Tier I Capital (to Risk-weighted Assets)	-
Actual	$91,192	10.071%	$88,289	10.120%
For Capital Adequacy Purposes	54,329	6.000	52,345	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	71,307	7.875	63,251	7.250
To Be Well Capitalized	72,439	8.000	69,794	8.000
Tier I Capital (to Average Assets)
Actual	$91,192	7.963%	$88,289	8.235%
For Capital Adequacy Purposes	45,808	4.000	42,885	4.000
To Be Well Capitalized	57,260	5.000	53,606	5.000

Luzerne Bank's capital ratios as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$32,849	9.863%	$31,116	9.731%
For Capital Adequacy Purposes	14,987	4.500	14,389	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	21,232	6.375	18,386	5.750
To Be Well Capitalized	21,648	6.500	20,785	6.500
Total Capital (to Risk-weighted Assets)
Actual	$34,292	10.297%	$32,533	10.174%
For Capital Adequacy Purposes	26,642	8.000	25,581	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	32,887	9.875	29,578	9.250
To Be Well Capitalized	33,303	10.000	31,977	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$32,849	9.863%	$31,116	9.731%
For Capital Adequacy Purposes	19,983	6.000	19,186	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	26,228	7.875	23,183	7.250
To Be Well Capitalized	26,644	8.000	25,581	8.000
Tier I Capital (to Average Assets)
Actual	$32,849	8.580%	$31,116	8.384%
For Capital Adequacy Purposes	15,314	4.000	14,845	4.000
To Be Well Capitalized	19,143	5.000	18,557	5.000

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III.  The July 2013 final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital.  The new minimum capital to risk-

adjusted assets requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.  The new minimum capital requirements were effective beginning on January 1, 2015.  The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016. The Company and the Banks will continue to analyze these new rules and their effects on the business, operations and capital levels of the Company and the Banks.

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

The following liquidity measures are monitored for compliance and were within the limits cited, except for net loans to total deposits, at June 30, 2018:

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Company has a total current maximum borrowing capacity at the FHLB of $316,929,000.  In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $57,000,000.  Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.  FHLB borrowings totaled $250,688,000 as of June 30, 2018.

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

The following is a rate shock forecast for the twelve month period ending June 30, 2019 assuming a static balance sheet as of June 30, 2018.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$47,310	$49,414	$51,181	$52,032	$52,711	$53,226	$53,769
Change from static	(3,871)	(1,767)	—	851	1,530	2,045	2,588
Percent change from static	-7.56%	-3.45%	—	1.66%	2.99%	4.00%	5.06%

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

New Banking Reform Legislation

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), which was designed to ease certain restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Most of the changes made by the new Act can be grouped into five general areas: mortgage lending; certain regulatory relief for “community” banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified a systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to federal securities regulations designed to promote capital formation. Some of the key provisions of the Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets. The Company continues to analyze the changes implemented by the Act, but does not believe that such changes will materially impact the Company’s business, operations, or financial results.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended June 30, 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1 - April 30, 2018)	—	—	—	342,446
Month #2 (May 1 - May 31, 2018)	—	—	—	342,446
Month #3 (June 1 - June 30, 2018)	—	—	—	342,446

On April 20, 2018, the Board of Directors extended the previously approved authorization to repurchase up to 482,000 shares, or approximately 10%, of the outstanding shares of the Company for an additional year to April 30, 2019.  As of June 30, 2018 there have been 139,554 shares repurchased under this plan.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2018 and December 31, 2017; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) the Consolidated Statement of Shareholders’ Equity for the three and six months ended June 30, 2018 and 2017; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	August 8, 2018	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2018	/s/ Brian L. Knepp
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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2018 and December 31, 2017; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) the Consolidated Statement of Shareholders’ Equity for the three and six months ended June 30, 2018 and 2017; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.