Form 10-Q
period 2018-09-30
PENNS WOODS BANCORP INC
filed 2018-11-08
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. or an emerging growth company.  See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small reporting company ☒
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

On November 1, 2018 there were 4,691,102 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
(In Thousands, Except Share Data)	2018	2017
ASSETS:
Noninterest-bearing balances	$33,675	$25,692
Interest-bearing balances in other financial institutions	38,672	1,551
Total cash and cash equivalents	72,347	27,243

Investment debt securities, available for sale, at fair value	128,905	108,627
Investment equity securities, at fair value	1,902	2,516
Investment securities, trading	45	190
Restricted investment in bank stock, at fair value	17,834	13,332
Loans held for sale	3,727	1,196
Loans	1,369,105	1,246,614
Allowance for loan losses	(13,343)	(12,858)
Loans, net	1,355,762	1,233,756
Premises and equipment, net	27,361	27,386
Accrued interest receivable	5,353	4,321
Bank-owned life insurance	28,472	27,982
Goodwill	17,104	17,104
Intangibles	1,233	1,462
Deferred tax asset	5,310	4,388
Other assets	4,993	4,989
TOTAL ASSETS	$1,670,348	$1,474,492

LIABILITIES:
Interest-bearing deposits	$897,366	$843,004
Noninterest-bearing deposits	313,111	303,316
Total deposits	1,210,477	1,146,320

Short-term borrowings	164,465	100,748
Long-term borrowings	138,970	70,970
Accrued interest payable	1,051	502
Other liabilities	14,846	17,758
TOTAL LIABILITIES	1,529,809	1,336,298

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,011,063 and 5,009,339 shares issued; 4,690,913 and 4,689,189 outstanding	41,757	41,744
Additional paid-in capital	50,577	50,173
Retained earnings	67,802	63,364
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(2,663)	(54)
Defined benefit plan	(4,820)	(4,920)
Treasury stock at cost, 320,150	(12,115)	(12,115)
TOTAL PENNS WOODS BANCORP, INC. SHAREHOLDERS' EQUITY	140,538	138,192
Non-controlling interest	1	2
TOTAL SHAREHOLDERS' EQUITY	140,539	138,194
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,670,348	$1,474,492

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2018	2017	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$13,982	$11,906	$39,172	$33,642
Investment securities:
Taxable	713	553	1,898	1,665
Tax-exempt	207	319	678	940
Dividend and other interest income	296	170	762	592
TOTAL INTEREST AND DIVIDEND INCOME	15,198	12,948	42,510	36,839
INTEREST EXPENSE:
Deposits	1,659	1,058	4,371	2,968
Short-term borrowings	528	31	1,004	39
Long-term borrowings	756	407	2,024	1,220
TOTAL INTEREST EXPENSE	2,943	1,496	7,399	4,227
NET INTEREST INCOME	12,255	11,452	35,111	32,612
PROVISION FOR LOAN LOSSES	480	60	975	605
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,775	11,392	34,136	32,007
NON-INTEREST INCOME:
Service charges	645	550	1,788	1,637
Net debt securities (losses) gains, available for sale	(22)	302	(17)	487
Net equity securities (losses)	(16)	—	(44)	—
Net securities gains (losses), trading	14	(4)	12	(2)
Bank-owned life insurance	165	166	496	499
Gain on sale of loans	398	455	1,053	1,316
Insurance commissions	85	109	266	399
Brokerage commissions	340	352	1,013	1,044
Debit card fees	359	514	1,065	1,450
Other	621	296	1,400	1,325
TOTAL NON-INTEREST INCOME	2,589	2,740	7,032	8,155
NON-INTEREST EXPENSE:
Salaries and employee benefits	5,420	4,738	15,387	14,116
Occupancy	640	603	2,080	1,855
Furniture and equipment	780	816	2,328	2,129
Software amortization	208	235	504	750
Pennsylvania shares tax	278	228	833	696
Professional fees	459	560	1,674	1,816
Federal Deposit Insurance Corporation deposit insurance	237	194	639	514
Marketing	245	315	764	690
Intangible amortization	71	81	229	256
Other	1,343	1,796	4,037	4,792
TOTAL NON-INTEREST EXPENSE	9,681	9,566	28,475	27,614
INCOME BEFORE INCOME TAX PROVISION	4,683	4,566	12,693	12,548
INCOME TAX PROVISION	857	1,282	2,179	3,491
CONSOLIDATED NET INCOME	$3,826	$3,284	$10,514	$9,057
Less: Net loss attributable to noncontrolling interest	—	—	(1)	—
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$3,826	$3,284	$10,515	$9,057
EARNINGS PER SHARE - BASIC	$0.82	$0.70	$2.24	$1.92
EARNINGS PER SHARE - DILUTED	$0.82	$0.70	$2.24	$1.92
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,690,560	4,688,222	4,689,960	4,711,282
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	4,690,560	4,688,222	4,689,960	4,711,282
DIVIDENDS DECLARED PER SHARE	$0.47	$0.47	$1.41	$1.41
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Net Income	$3,826	$3,284	$10,515	$9,057
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available for sale securities	(789)	437	(2,641)	1,565
Tax effect	166	(150)	556	(532)
Net realized loss (gain) on available for sale securities included in net income	22	(302)	17	(487)
Tax effect	(5)	104	(4)	166
Amortization of unrecognized pension gain	41	45	125	129
Tax effect	(8)	(15)	(25)	(43)
Total other comprehensive (loss) income	(573)	119	(1,972)	798
Comprehensive income	$3,253	$3,403	$8,543	$9,855

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, June 30, 2018	5,010,535	$41,753	$50,225	$66,181	$(6,910)	$(12,115)	$1	$139,135
Net income				3,826				3,826
Other comprehensive loss					(573)			(573)
Stock-based compensation			333					333
Dividends declared ($0.47 per share)				(2,205)				(2,205)
Common shares issued for employee stock purchase plan	528	4	19					23
Balance, September 30, 2018	5,011,063	$41,757	$50,577	$67,802	$(7,483)	$(12,115)	$1	$140,539

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, June 30, 2017	5,008,192	$41,735	$50,117	$62,952	$(4,249)	$(12,115)	$—	$138,440
Net income				3,284				3,284
Other comprehensive income					119			119
Stock-based compensation			7					7
Dividends declared ($0.47 per share)				(2,203)				(2,203)
Common shares issued for employee stock purchase plan	528	4	18					22
Balance, September 30, 2017	5,008,720	$41,739	$50,142	$64,033	$(4,130)	$(12,115)	$—	$139,669

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

Nine months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2017	5,009,339	$41,744	$50,173	$63,364	$(4,974)	$(12,115)	$2	$138,194
Net income				10,515			(1)	10,514
Adoption of ASU 2016-01				537	(537)			—
Other comprehensive loss					(1,972)			(1,972)
Stock-based compensation			345					345
Dividends declared ($1.41 per share)				(6,614)				(6,614)
Common shares issued for employee stock purchase plan	1,724	13	59					72
Balance, September 30, 2018	5,011,063	$41,757	$50,577	$67,802	$(7,483)	$(12,115)	$1	$140,539

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2016	5,007,109	$41,726	$50,075	$61,610	$(4,928)	$(10,234)	$—	$138,249
Net income				9,057				9,057
Other comprehensive income					798			798
Stock-based compensation			14					14
Dividends declared ($1.41 per share)				(6,634)				(6,634)
Common shares issued for employee stock purchase plan	1,611	13	53					66
Purchase of treasury stock (47,698 shares)						(1,881)		(1,881)
Balance, September 30, 2017	5,008,720	$41,739	$50,142	$64,033	$(4,130)	$(12,115)	$—	$139,669

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2018	2017
OPERATING ACTIVITIES:
Net Income	$10,515	$9,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,907	1,979
Amortization of intangible assets	229	256
Provision for loan losses	975	605
Accretion and amortization of investment security discounts and premiums	591	688
Net securities losses (gains), available for sale	17	(487)
Originations of loans held for sale	(39,979)	(41,503)
Proceeds of loans held for sale	38,501	43,038
Gain on sale of loans	(1,053)	(1,316)
Net equity securities losses	44	—
Net securities (gains) losses, trading	(12)	2
Proceeds from the sale of trading securities	466	332
Purchases of trading securities	(309)	(486)
Earnings on bank-owned life insurance	(496)	(499)
(Decrease) increase in deferred tax asset	(370)	46
Other, net	(953)	(4,361)
Net cash provided by operating activities	10,073	7,351
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	14,528	15,443
Proceeds from calls and maturities of available for sale securities	6,160	7,198
Purchases of available for sale securities	(45,473)	(18,434)
Net increase in loans	(123,857)	(97,109)
Acquisition of premises and equipment	(1,374)	(2,849)
Proceeds from the sale of foreclosed assets	253	958
Purchase of bank-owned life insurance	(36)	(34)
Proceeds from redemption of regulatory stock	12,073	4,844
Purchases of regulatory stock	(16,575)	(6,994)
Net cash used for investing activities	(154,301)	(96,977)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	54,362	51,229
Net increase in noninterest-bearing deposits	9,795	7,553
Proceeds from long-term borrowings	80,000	30,000
Repayment of long-term borrowings	(12,000)	(35,000)
Net increase in short-term borrowings	63,717	28,355
Dividends paid	(6,614)	(6,634)
Issuance of common stock	72	80
Purchases of treasury stock	—	(1,881)
Net cash provided by financing activities	189,332	73,702
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,104	(15,924)
CASH AND CASH EQUIVALENTS, BEGINNING	27,243	43,671
CASH AND CASH EQUIVALENTS, ENDING	$72,347	$27,747

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$6,850	$4,199
Income taxes paid	1,925	3,950
Transfer of loans to foreclosed real estate	876	508
Transfer due to adoption of ASU 2016-01, equity securities fair value adjust, reclassification from AOCI to Retained Earnings, net of tax	537	—
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

In August 2018, the Securities and Exchange Commission issued Final Rule Release No. 33-10532 - “Disclosure Update and Simplification.” The rule changes implemented by the Release amend, effective November 5, 2018, various SEC disclosure requirements that have been determined to be redundant, duplicative, overlapping, outdated, or superseded. The changes are generally expected to reduce or eliminate certain disclosures; however, the amendments did expand interim period disclosure requirements related to changes in shareholders' equity. The presentation of the Statement of Changes in Shareholders' Equity contained herein for the three and nine months ended September 30, 2018 includes the disclosures required by the Release.

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

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component shown net of tax and parenthesis indicating debits, as of September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(In Thousands)	Net Unrealized Loss on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(2,057)	$(4,853)	$(6,910)	$(16)	$(4,233)	$(4,249)
Other comprehensive (loss) gain before reclassifications	(623)	—	(623)	287	—	287
Amounts reclassified from accumulated other comprehensive loss	17	33	50	(198)	30	(168)
Net current-period other comprehensive (loss) income	(606)	33	(573)	89	30	119
Ending balance	$(2,663)	$(4,820)	$(7,483)	$73	$(4,203)	$(4,130)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(In Thousands)	Net Unrealized Loss on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(54)	$(4,920)	$(4,974)	$(639)	$(4,289)	$(4,928)
Other comprehensive (loss) gain before reclassifications	(2,085)	—	(2,085)	1,033	—	1,033
Amounts reclassified from accumulated other comprehensive loss	13	100	113	(321)	86	(235)
Net current-period other comprehensive (loss) income	(2,072)	100	(1,972)	712	86	798
Reclassification from adoption of 2016-01	(537)	—	(537)	—	—	—
Ending balance	$(2,663)	$(4,820)	$(7,483)	$73	$(4,203)	$(4,130)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of September 30, 2018 and 2017 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net unrealized (loss) gain on available for sale securities	$(22)	$302	Net securities (losses) gains, available for sale
Income tax effect	5	(104)	Income tax provision
Total reclassifications for the period	$(17)	$198

Net unrecognized pension costs	$(41)	$(45)	Salaries and employee benefits
Income tax effect	8	15	Income tax provision
Total reclassifications for the period	$(33)	$(30)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Net unrealized (loss) gain on available for sale securities	$(17)	$487	Net securities gains, available for sale
Income tax effect	4	(166)	Income tax provision
Total reclassifications for the period	$(13)	$321

Net unrecognized pension costs	$(125)	$(129)	Salaries and employee benefits
Income tax effect	25	43	Income tax provision
Total reclassifications for the period	$(100)	$(86)

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

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this ASU, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This Update provides another transition method which allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities that elect this approach should report comparative periods in accordance with ASC 840, Leases. In addition, this Update provides a practical expedient under which lessors may elect, by class of underlying assets, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (a) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (b) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with ASC 606, Revenue from Contracts with Customers. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC 842. If a lessor elects the practical expedient, certain disclosures are required. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes the Disclosure Requirements for Fair Value Measurements. The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits (Topic 715-20). This Update amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The Update eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The Update also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This Update is effective for public business entities for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis. For all other entities, this Update is effective for fiscal years ending after December 15, 2021. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This Update addresses customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This Update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments in this Update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 263,700 stock options, with an average exercise price of $45.11, outstanding on September 30, 2018. All options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares being $43.84 for the period. There were a total of 95,000 stock options outstanding for the same period end in 2017 that had an average exercise price of $43.64 and were excluded, on a weighted average basis, in the computation of diluted earnings per share because the quarterly average closing market price of common shares was $43.53 for the period. Net income as presented on the consolidated statement of income is used as the numerator.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive earnings per share computation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common shares issued	5,010,710	5,008,372	5,010,110	5,007,796
Weighted average treasury stock shares	(320,150)	(320,150)	(320,150)	(296,514)
Weighted average common shares outstanding - basic and diluted	4,690,560	4,688,222	4,689,960	4,711,282

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$6,475	$7	$(255)	$6,227
State and political securities	75,859	68	(1,264)	74,663
Other debt securities	49,942	2	(1,929)	48,015
Total debt securities	$132,276	$77	$(3,448)	$128,905

Investment equity securities:
Financial institution equity securities	$328	$362	$—	$690
Other equity securities	1,300	—	(88)	1,212
Investment equity securities	$1,628	$362	$(88)	$1,902

Trading:
Other equity securities	$49	$—	$(4)	$45

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$4,273	$51	$(111)	$4,213
State and political securities	56,295	411	(198)	56,508
Other debt securities	48,806	180	(1,080)	47,906
Total debt securities	$109,374	$642	$(1,389)	$108,627

Investment equity securities:
Financial institution equity securities	$537	$728	$—	$1,265
Other equity securities	1,300	—	(49)	1,251
Investment equity securities	$1,837	$728	$(49)	$2,516

Trading:
Financial institution equity securities	$20	$—	$—	$20
Other equity securities	192	2	(24)	170
Trading investment equity securities	$212	$2	$(24)	$190

Total net trading gains of $14,000 and $12,000 for the three and nine months ended September 30, 2018 along with net trading losses of $4,000 and $2,000 for the three and nine months ended September 30, 2017 are included in the Consolidated Statement of Income.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017.

	September 30, 2018
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$3,084	$(42)	$2,943	$(213)	$6,027	$(255)
State and political securities	47,314	(774)	11,311	(490)	58,625	(1,264)
Other debt securities	18,225	(436)	27,779	(1,493)	46,004	(1,929)
Total debt securities	$68,623	$(1,252)	$42,033	$(2,196)	$110,656	$(3,448)

	December 31, 2017
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$981	$(12)	$2,276	$(99)	$3,257	$(111)
State and political securities	15,691	(104)	3,018	(94)	18,709	(198)
Other debt securities	7,512	(148)	28,517	(932)	36,029	(1,080)
Total debt securities	$24,184	$(264)	$33,811	$(1,125)	$57,995	$(1,389)

Other equity securities	$1,251	$(49)	$—	$—	$1,251	$(49)

At September 30, 2018, there were a total of 71 securities in a continuous unrealized loss position for less than twelve months and 42 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at September 30, 2018, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,972	$3,967
Due after one year to five years	45,584	44,327
Due after five years to ten years	64,109	62,345
Due after ten years	18,611	18,266
Total	$132,276	$128,905

Total gross proceeds from sales of debt securities available for sale for the three and nine months ended September 30, 2018 were $10,450,000 and $14,528,000, a decrease from the 2017 totals of $6,478,000 and $15,443,000.

The following table represents gross realized gains and losses within the available for sale portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Available for sale (AFS):
Gross realized gains:
Mortgage-backed securities	$22	$—	$27	$69
State and political securities	—	313	19	343
Other debt securities	3	5	3	5
Total gross realized gains	$25	$318	$49	$417

Gross realized losses:
State and political securities	$47	$16	$56	$17
Other debt securities	—	—	10	51
Total gross realized losses	$47	$16	$66	$68

Investment equity securities:
Gross realized gains:
Financial institution equity securities	$—	$—	$—	$288

Gross realized losses:
Other equity securities	$—	$—	$—	$150

There were no impairment charges included in gross realized losses for the three and nine months ended September 30, 2018 and 2017, respectively.

Investment securities with a carrying value of approximately $80,035,000 and $90,286,000 at September 30, 2018 and December 31, 2017, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At September 30, 2018 and December 31, 2017, we had $1,902,000 and $2,516,000, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. At December 31, 2017, net unrealized gains of $679,000 had been recognized in AOCI. On January

1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net equity securities gains (losses). The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2018:

(In Thousands)	Three Months Ended September 30, 2018	Nine months ended September 30, 2018
Net gains (losses) recognized in equity securities during the period	$(16)	$(44)
Less: Net gains (losses) realized on the sale of equity securities during the period	5	13
Unrealized gains (losses) recognized in equity securities held at reporting date	$(21)	$(57)

Net gains and losses on trading account securities are as follows for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Net gains (losses) on sale transactions	$9	$(2)	$17	$7
Net mark-to-market gains (losses)	5	(2)	(5)	(9)
Net gain (loss) on trading account securities	$14	$(4)	$12	$(2)

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

The following table presents the related aging categories of loans, by segment, as of September 30, 2018 and December 31, 2017:

	September 30, 2018
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$185,951	$305	$—	$1,244	$187,500
Real estate mortgage:
Residential	611,989	3,663	442	2,080	618,174
Commercial	365,334	2,427	—	4,815	372,576
Construction	39,831	149	12	—	39,992
Consumer automobile loans	123,943	499	58	88	124,588
Other consumer installment loans	25,012	511	—	—	25,523
	1,352,060	$7,554	$512	$8,227	1,368,353
Net deferred loan fees and discounts	752				752
Allowance for loan losses	(13,343)				(13,343)
Loans, net	$1,339,469				$1,355,762

	December 31, 2017
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$178,022	$663	$86	$114	$178,885
Real estate mortgage:
Residential	588,278	6,853	318	1,628	597,077
Commercial	325,148	1,823	80	4,968	332,019
Construction	31,547	116	20	—	31,683
Consumer automobile loans	79,595	87	—	32	79,714
Other consumer installment loans	26,740	202	5	17	26,964
	1,229,330	$9,744	$509	$6,759	1,246,342
Net deferred loan fees and discounts	272				272
Allowance for loan losses	(12,858)				(12,858)
Loans, net	$1,216,744				$1,233,756

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$61	$51	$8	$2
Real estate mortgage:
Residential	21	31	29	30
Commercial	33	4	90	23
Construction	—	—	—	—
Consumer automobile loans	—	—	—	—
Other consumer installment loans	2	1	1	1
	$117	$87	$128	$56

	Nine Months Ended September 30,
	2018		2017
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$65	$52	$21	$8
Real estate mortgage:
Residential	89	65	123	81
Commercial	171	43	322	42
Construction	—	—	—	—
Consumer automobile loans	—	—	—	—
Other consumer installment loans	3	2	3	2
	$328	$162	$469	$133

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,028	$1,028	$—
Real estate mortgage:
Residential	1,614	1,614	—
Commercial	2,117	2,117	—
Installment loans to individuals	—	—	—
	4,759	4,759	—
With an allowance recorded:
Commercial, financial, and agricultural	75	75	50
Real estate mortgage:
Residential	1,698	1,747	121
Commercial	6,205	6,205	1,187
Installment loans to individuals	40	40	20
	8,018	8,067	1,378
Total:
Commercial, financial, and agricultural	1,103	1,103	50
Real estate mortgage:
Residential	3,312	3,361	121
Commercial	8,322	8,322	1,187
Installment loans to individuals	40	40	20
	$12,777	$12,826	$1,378

	December 31, 2017
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,033	$1,033	$—
Real estate mortgage:
Residential	1,428	1,428	—
Commercial	1,465	1,465	—
	3,926	3,926	—
With an allowance recorded:
Commercial, financial, and agricultural	235	235	96
Real estate mortgage:
Residential	2,304	2,353	367
Commercial	7,981	8,031	1,721
	10,520	10,619	2,184
Total:
Commercial, financial, and agricultural	1,268	1,268	96
Real estate mortgage:
Residential	3,732	3,781	367
Commercial	9,446	9,496	1,721
	$14,446	$14,545	$2,184

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended for September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018			2017
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,154	$18	$51	$394	$17	$1
Real estate mortgage:
Residential	3,703	40	31	3,199	12	34
Commercial	8,547	97	4	12,885	52	23
Construction	—	—	—	—	—	—
Consumer automobile	—	—	—	—	—	—
Other consumer installment loans	20	2	1	—	—
	$13,404	$155	$87	$16,478	$81	$58

	Nine Months Ended September 30,
	2018			2017
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,206	$52	$52	$324	$24	$7
Real estate mortgage:
Residential	3,901	107	65	3,212	48	80
Commercial	8,988	191	43	12,635	137	42
Construction	—	—	—	—	—	—
Consumer automobile	—	—	—	—	—	—
Other consumer installment loans	10	3	1	8	—	2
	$14,095	$350	$161	$16,179	$209	$131

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

There were five loan modifications considered TDRs completed during the nine months ended September 30, 2018. Loan modifications that are considered TDRs completed during the three and nine months ended September 30, 2018 were as follows:

	Three Months Ended September 30,
	2018			2017
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	1	$1,028	$1,028	—	$—	$—
Real estate mortgage:
Residential	—	—	—	—	$—	$—
Commercial	—	—	—	2	375	375
	1	$1,028	$1,028	2	$375	$375

	Nine Months Ended September 30,
	2018			2017
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	1	$1,028	$1,028	—	$—	$—
Real estate mortgage:
Residential	3	169	169	—	$—	$—
Commercial	1	106	106	2	375	375
	5	$1,303	$1,303	2	$375	$375

There was one loan modification considered to be a TDR made during the twelve months previous to September 30, 2018 that defaulted during the nine months ended September 30, 2018. This defaulted loan type and recorded investment as of September 30, 2018 is as follows: a residential real estate loan with a recorded investment of $3,000. There were no loan modifications considered TDRs made during the twelve months previous to September 30, 2017 that defaulted during the three and nine months ended September 30, 2017.

Troubled debt restructurings amounted to $9,558,000 and $9,048,000 as of September 30, 2018 and December 31, 2017.

The amount of foreclosed residential real estate held at September 30, 2018 and December 31, 2017, totaled $705,000 and $143,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2018 and December 31, 2017, totaled $223,000 and $378,000, respectively.

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

The following table presents the credit quality categories identified above as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$178,507	$616,578	$352,676	$39,992	$124,588	$25,523	$1,337,864
Special Mention	7,766	345	10,247	—	—	—	18,358
Substandard	1,227	1,251	9,653	—	—	—	12,131
	$187,500	$618,174	$372,576	$39,992	$124,588	$25,523	$1,368,353

	December 31, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$175,603	$593,828	$311,209	$31,535	$79,714	$26,964	$1,218,853
Special Mention	738	1,043	7,337	—	—	—	9,118
Substandard	2,544	2,206	13,473	148	—	—	18,371
	$178,885	$597,077	$332,019	$31,683	$79,714	$26,964	$1,246,342

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

Activity in the allowance is presented for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,055	$5,583	$3,814	$118	$1,069	$317	$1,078	$13,034
Charge-offs	(6)	(81)	—	—	(31)	(90)	—	(208)
Recoveries	5	—	—	2	9	21	—	37
Provision	187	(161)	(370)	11	138	28	647	480
Ending Balance	$1,241	$5,341	$3,444	$131	$1,185	$276	$1,725	$13,343

	Three Months Ended September 30, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,731	$5,337	$3,727	$172	$349	$430	$1,363	$13,109
Charge-offs	(68)	(155)	—	—	—	(55)	—	(278)
Recoveries	6	16	—	2	1	17	—	42
Provision	(81)	232	300	(26)	100	44	(509)	60
Ending Balance	$1,588	$5,430	$4,027	$148	$450	$436	$854	$12,933

	Nine Months Ended September 30, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,177	$5,679	$4,277	$155	$804	$271	$495	$12,858
Charge-offs	(42)	(223)	(55)	—	(83)	(208)	—	(611)
Recoveries	20	25	—	7	12	57	—	121
Provision	86	(140)	(778)	(31)	452	156	1,230	975
Ending Balance	$1,241	$5,341	$3,444	$131	$1,185	$276	$1,725	$13,343

	Nine Months Ended September 30, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,554	$5,383	$4,975	$178	$143	$273	$390	$12,896
Charge-offs	(81)	(540)	—	—	(17)	(169)	—	(807)
Recoveries	117	51	1	7	1	62	—	239
Provision	(2)	536	(949)	(37)	323	270	464	605
Ending Balance	$1,588	$5,430	$4,027	$148	$450	$436	$854	$12,933

The shift in allocation of the loan provision is primarily due to portfolio growth in the consumer automobile segment and improved credit metrics within the real estate mortgage portfolio.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at September 30, 2018 and 2017:

	September 30,
	2018	2017
Owners of residential rental properties	14.72%	15.34%
Owners of commercial rental properties	13.18%	13.45%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$50	$121	$1,187	$—	$—	$20	$—	$1,378
Collectively evaluated for impairment	1,191	5,220	2,257	131	1,185	256	1,725	11,965
Total ending allowance balance	$1,241	$5,341	$3,444	$131	$1,185	$276	$1,725	$13,343

Loans:
Individually evaluated for impairment	$1,103	$3,312	$8,322	$—	$—	$40		$12,777
Collectively evaluated for impairment	186,397	614,862	364,254	39,992	124,588	25,483		1,355,576
Total ending loans balance	$187,500	$618,174	$372,576	$39,992	$124,588	$25,523		$1,368,353

	December 31, 2017
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$96	$367	$1,721	$—	$—	$—	$—	$2,184
Collectively evaluated for impairment	1,081	5,312	2,556	155	804	271	495	10,674
Total ending allowance balance	$1,177	$5,679	$4,277	$155	$804	$271	$495	$12,858

Loans:
Individually evaluated for impairment	$1,268	$3,732	$9,446	$—	$—	$—		$14,446
Collectively evaluated for impairment	177,617	593,345	322,573	31,683	79,714	26,964		1,231,896
Total ending loans balance	$178,885	$597,077	$332,019	$31,683	$79,714	$26,964		$1,246,342

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.

The following sets forth the components of the net periodic benefit/cost of the domestic non-contributory defined benefit plan for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Service cost	$—	$41	$—	$124
Interest cost	177	188	530	566
Expected return on plan assets	(272)	(262)	(820)	(787)
Amortization of net loss	41	45	125	129
Net periodic (benefit) cost	$(54)	$12	$(165)	$32

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2017, that it expected to contribute a minimum of $500,000 to its defined benefit plan in 2018.  As of September 30, 2018, there were contributions of $500,000 made to the plan with additional contributions of at least $250,000 anticipated during the remainder of 2018.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the nine months ended September 30, 2018 and 2017, there were 1,725 and 1,617 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2018 and December 31, 2017:

(In Thousands)	September 30, 2018	December 31, 2017
Commitments to extend credit	$249,765	$264,982
Standby letters of credit	10,989	10,406
Credit exposure from the sale of assets with recourse	5,830	4,893
	$266,584	$280,281

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2018 and December 31, 2017, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2018
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$6,227	$—	$6,227
State and political securities	—	74,663	—	74,663
Other debt securities	—	48,015	—	48,015
Investment equity securities:
Financial institution equity securities	690	—	—	690
Other equity securities	1,212	—	—	1,212
Investment securities, trading:
Other equity securities	45	—	—	45

	December 31, 2017
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$4,213	$—	$4,213
State and political securities	—	56,508	—	56,508
Other debt securities	—	47,906	—	47,906
Financial institution equity securities	1,265	—	—	1,265
Other equity securities	1,251	—	—	1,251
Investment securities, trading:
Other equity securities	190	—	—	190

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2018
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$11,399	$11,399
Other real estate owned	—	—	705	705

	December 31, 2017
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$12,262	$12,262
Other real estate owned	—	—	143	143

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$6,387	Discounted cash flow	Temporary reduction in payment amount	0 to (70)%	(8)%
	5,012	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (20)%	(15)%
Other real estate owned	$705	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2017
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$6,583	Discounted cash flow	Temporary reduction in payment amount	3 to (70)%	(4)%
	5,679	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (20)%	(17)%
Other real estate owned	$143	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at September 30, 2018 and December 31, 2017:

	Carrying	Fair	Fair Value Measurements at September 30, 2018
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$72,347	$72,347	$72,347	$—	$—
Restricted investment in bank stock	17,834	17,834	—	17,834	—
Loans held for sale (1)	3,727	3,727	3,727	—	—
Loans, net	1,355,762	1,353,088	—	—	1,353,088
Bank-owned life insurance (1)	28,472	28,472	28,472	—	—
Accrued interest receivable (1)	5,353	5,353	5,353	—	—

Financial liabilities:
Interest-bearing deposits	$897,366	$863,487	$597,024	$—	$266,463
Noninterest-bearing deposits (1)	313,111	313,111	313,111	—	—
Short-term borrowings (1)	164,465	164,465	164,465	—	—
Long-term borrowings	138,970	137,028	—	—	137,028
Accrued interest payable (1)	1,051	1,051	1,051	—	—
(1) The financial instrument is carried at cost at September 30, 2018, which approximate the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2017
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents	$27,243	$27,243	$27,243	$—	$—
Investment securities:
Available for sale	111,143	111,143	2,516	108,627	—
Trading	190	190	190	—	—
Restricted investment in bank stock	13,332	13,332	—	13,332	—
Loans held for sale	1,196	1,196	1,196	—	—
Loans, net	1,233,756	1,264,584	—	—	1,264,584
Bank-owned life insurance	27,982	27,982	27,982	—	—
Accrued interest receivable	4,321	4,321	4,321	—	—

Financial liabilities:
Interest-bearing deposits	$843,004	$838,441	$611,187	$—	$227,254
Noninterest-bearing deposits	303,316	303,316	303,316	—	—
Short-term borrowings	100,748	100,748	100,748	—	—
Long-term borrowings	70,970	70,280	—	—	70,280
Accrued interest payable	502	502	502	—	—
(1) The financial instrument is carried at cost at September 30, 2018, which approximate the fair value of the instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments at September 30, 2018 is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculation of the above tables. Prior period fair value calculations were ran on the assumption of entry pricing and therefore the comparability between the periods above are diminished.

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

As of January 1, 2018, the Company had a total of 93,500 stock options outstanding. During the period ended September 30, 2018, the Company issued 25,000 stock options with a strike price of $45.11 and 149,700 stock options with a strike price of $46.00, to a group of employees. The options granted in 2018 all expire ten years from the grant date however; of the 174,700 grants awarded, 62,700 of the options have a three year vesting period while the remaining 112,000 options vest in five years.

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
August 24, 2018	50,200	—	50,200	$46.00	3 years	10 years
August 24, 2018	99,500	—	99,500	46.00	5 years	10 years
January 5, 2018	12,500	—	12,500	45.11	3 years	10 years
January 5, 2018	12,500	—	12,500	45.11	5 years	10 years
March 24, 2017	46,250	(4,500)	41,750	44.21	3 years	10 years
March 24, 2017	23,750	—	23,750	44.21	5 years	10 years
August 27, 2015	38,750	(15,250)	23,500	42.03	5 years	10 years

A summary of stock option activity is presented below:

	September 30, 2018		September 30, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	93,500	$43.59	26,500	$42.03
Granted	174,700	45.87	70,000	44.21
Exercised	—	—	—	—
Forfeited	(4,500)	42.76	(1,500)	42.03
Expired	—	—	—	—
Outstanding, end of period	263,700	$45.11	95,000	$43.64

Exercisable, end of period	—	$—	—	$—

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

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense, related to stock options was $333,000 and $345,000 for the three and nine months ended September 30, 2018 compared to $7,000 and $14,000 for the same period of 2017. As of September 30, 2018, no stock options were exercisable and the weighted average years to expiration were 8.97 years. The fair value of options granted during the three and nine months ended September 30, 2018 was approximately $2,800,000 and $2,048,000 or $18.70 and $11.72 per award, respectively. Total unrecognized compensation cost for non-vested options was $1,806,000 and will be recognized over their weighted average remaining vesting period of 3.91 years.

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

Debit Card Fees

Interchange fees are one source of debit and credit card income that is comprised of an amount merchants pay card-issuing banks for the processing of their electronic transactions as a form of payment. ATM service charges, check card usage, and POS debit card transactions generate interchange and debit card income. Per Topic 606 interchange and debit card transaction fees are reported net of related network costs. See Note 1 - Newly Adopted Accounting Standards. Prior to the adoption of Topic 606, non-interest expense included network costs. Interchange and debit card transaction fees for the three and nine months ended September 30, 2018 reported on a net basis totaled $359,000 and $1,065,000; for the corresponding periods of 2017 such amounts were $328,000 and $939,000, respectively. The below table compares gross interchange and debit card transaction fees net network costs for 2018 and 2017:

	Three Months Ended September 30,		Nine months ended September 30,
(In Thousands)	2018	2017	2018	2017
Debit card transaction fees	$489	$514	$1,549	$1,449
Other processing service fees	69	57	197	179
Gross interchange and card based transaction fees	558	571	1,746	1,628
Network costs	199	243	681	689
Net interchange and card based transaction fees	$359	$328	$1,065	$939

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

Summary Results

Net income for the three and nine months ended September 30, 2018 was $3,826,000 and $10,514,000 compared to $3,284,000 and $9,057,000 for the same periods of 2017, including the effects of a decrease in after-tax securities gains of $216,000 (from a gain of $197,000 to a loss of $19,000) for the three-month periods and a decrease in after-tax securities gains of $359,000 (from a gain of $320,000 to a loss of $39,000 for the nine-month periods). Basic and diluted earnings per share for the three and nine months ended September 30, 2018 was $0.82 and $2.24 compared to $0.70 and $1.92, respectively, for 2017. Return on average assets and return on average equity were 0.96% and 10.94% for the three months ended September 30, 2018 compared to 0.93% and 9.43% for the corresponding period of 2017. Return on average assets and return on average equity were 0.91% and 10.19% for the nine months ended September 30, 2018 compared to the corresponding 2017 returns of 0.87% and 8.69%. Net income from core operations (“adjusted earnings”) was $3,845,000 for the three months ended September 30, 2018 and $10,553,000 for the nine months end September 30, 2018 compared to $3,087,000 and $8,737,000 for the same periods of 2017. Basic and diluted adjusted earnings per share for the three and nine months ended September 30, 2018 were $0.82 and $2.24 compared to $0.66 and $1.85 basic and diluted for the corresponding periods of 2017.

Management uses the non-GAAP measure of net income from core operations, or adjusted earnings, in its analysis of the Company’s performance.  This measure, as used by the Company, adjusts net income by excluding significant gains or losses that are unusual in nature.  Because certain of these items and their impact on the Company’s performance are difficult to predict, management believes the presentation of financial measures excluding the impact of such items provides useful supplemental information in evaluating the operating results of the Company’s core businesses.  For purposes of this Quarterly Report on Form 10-Q, net income from core operations, or adjusted earnings, means net income adjusted to exclude after-tax net securities gains or losses and bank-owned life insurance gains on death benefit.  These disclosures should not be viewed as a substitute for net income determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP net income	$3,826	$3,284	$10,515	$9,057
Less: net securities (losses) gains, net of tax	(19)	197	(39)	320
Non-GAAP adjusted earnings	$3,845	$3,087	$10,554	$8,737

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Return on average assets (ROA)	0.96%	0.93%	0.91%	0.87%
Less: net securities (losses) gains, net of tax	—%	0.05%	—%	0.03%
Non-GAAP adjusted ROA	0.96%	0.88%	0.91%	0.84%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Return on average equity (ROE)	10.94%	9.43%	10.19%	8.69%
Less: net securities (losses) gains, net of tax	(0.05)%	0.56%	(0.04)%	0.31%
Non-GAAP adjusted ROE	10.99%	8.87%	10.23%	8.38%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic earnings per share (EPS)	$0.82	$0.70	$2.24	$1.92
Less: net securities (losses) gains, net of tax	—	0.04	—	0.07
Non-GAAP basic operating EPS	$0.82	$0.66	$2.24	$1.85

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Diluted EPS	$0.82	$0.70	$2.24	$1.92
Less: net securities (losses) gains, net of tax	—	0.04	—	0.07
Non-GAAP diluted operating EPS	$0.82	$0.66	$2.24	$1.85

Interest and Dividend Income

Interest and dividend income for the three months ended September 30, 2018 increased to $15,198,000 compared to $12,948,000 for the same period of 2017. Current year to date interest and dividend income for 2018 increased $5,671,000 from the prior year level of $36,839,000 to $42,510,000. Loan portfolio income increased due to the impact of portfolio growth, primarily in home equity products and indirect auto lending. Investment securities income remained flat for the nine month period as the decline in the average balance of the portfolio was offset by an increase in the portfolio yield.

Interest and dividend income composition for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended
	September 30, 2018		September 30, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$13,982	92.00%	$11,906	91.95%	$2,076	17.44%
Investment securities:
Taxable	713	4.69	553	4.27	160	28.93
Tax-exempt	207	1.36	319	2.46	(112)	(35.11)
Dividend and other interest income	296	1.95	170	1.32	126	74.12
Total interest and dividend income	$15,198	100.00%	$12,948	100.00%	$2,250	17.38%

	Nine Months Ended
	September 30, 2018		September 30, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$39,172	92.15%	$33,642	91.32%	$5,530	16.44%
Investment securities:
Taxable	1,898	4.46	1,665	4.52	233	13.99
Tax-exempt	678	1.59	940	2.55	(262)	(27.87)
Dividend and other interest income	762	1.80	592	1.61	170	28.72
Total interest and dividend income	$42,510	100.00%	$36,839	100.00%	$5,671	15.39%

Interest Expense

Interest expense for the three months ended September 30, 2018 increased $1,447,000 to $2,943,000 compared to $1,496,000 for the same period of 2017 with the nine months ended September 30, 2018 increasing by $3,172,000 to $7,399,000 compared to the 2017 level of $4,227,000. The increase in interest expense is the result of growth within the deposit portfolio and the lengthening of the time deposit portfolio as part of a strategy to build balance sheet protection in a rising rate environment. In addition, short and long-term borrowings have been utilized to assist with the funding of the loan portfolio growth.

Interest expense composition for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended
	September 30, 2018		September 30, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,659	56.37%	$1,058	70.72%	$601	56.81%
Short-term borrowings	528	17.94	31	2.07	497	1,603.23
Long-term borrowings	756	25.69	407	27.21	349	85.75
Total interest expense	$2,943	100.00%	$1,496	100.00%	$1,447	96.72%

	Nine Months Ended
	September 30, 2018		September 30, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$4,371	59.08%	$2,968	70.22%	$1,403	47.27%
Short-term borrowings	1,004	13.57	39	0.92	965	2,474.36
Long-term borrowings	2,024	27.35	1,220	28.86	804	65.90
Total interest expense	$7,399	100.00%	$4,227	100.00%	$3,172	75.04%

Net Interest Margin

The net interest margin (“NIM”) for the three and nine months ended September 30, 2018 was 3.30% and 3.31% compared to 3.57% and 3.47% for the corresponding period of 2017.  The decrease in the net interest margin was driven by an increase in the cost of interest-bearing liabilities of 41 basis points ("bps") for the three month period and 31 bps for the nine month period primarily from an increase in the rate paid on time deposits as the liabilities are lengthened. The impact of the increased cost of funds was limited by an increase in the yield on earning assets of 6 bps and 8 bps for the three and nine month periods. The increase in the yield on earning assets was driven by an increase in the loan portfolio yield in conjunction with an increase in the average loan portfolio of $193,866,000 and $177,802,000 million respectively. The impact of the decreasing investment portfolio balance was offset by growth in the balance of the average loan portfolio from September 30, 2017 to September 30, 2018. The loan growth was primarily funded by an increase in average borrowings along with growth in total deposits. Core deposits represent a lower cost funding source than time deposits and comprise 77.63% of total deposits at September 30, 2018 compared to 81.94% at September 30, 2017. Limiting the positive impact on the net interest margin caused by the growth in core deposits was the lengthening of the time deposit portfolio.

The following is a schedule of average balances and associated yields for the three and nine months ended September 30, 2018 and 2017:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$75,182	$559	2.95%	$53,850	$494	3.64%
All other loans	1,278,149	13,541	4.20%	1,105,615	11,580	4.16%
Total loans (2)	1,353,331	14,100	4.13%	1,159,465	12,074	4.13%

Taxable securities	104,321	991	3.80%	83,106	674	3.24%
Tax-exempt securities (3)	34,444	262	3.04%	53,320	483	3.62%
Total securities	138,765	1,253	3.61%	136,426	1,157	3.39%

Interest-bearing deposits	3,403	18	2.10%	14,085	49	1.38%

Total interest-earning assets	1,495,499	15,371	4.08%	1,309,976	13,280	4.02%

Other assets	99,132			101,035

Total assets	$1,594,631			$1,411,011

Liabilities and shareholders’ equity:
Savings	$166,181	17	0.04%	$157,341	15	0.04%
Super Now deposits	225,677	264	0.46%	203,531	140	0.27%
Money market deposits	241,977	314	0.51%	284,155	267	0.37%
Time deposits	263,399	1,064	1.60%	206,563	636	1.22%
Total interest-bearing deposits	897,234	1,659	0.73%	851,590	1,058	0.49%

Short-term borrowings	99,867	528	2.07%	19,127	31	0.64%
Long-term borrowings	134,731	756	2.19%	81,107	407	1.96%
Total borrowings	234,598	1,284	2.14%	100,234	438	1.71%

Total interest-bearing liabilities	1,131,832	2,943	1.03%	951,824	1,496	0.62%

Demand deposits	305,707			304,244
Other liabilities	17,156			15,708
Shareholders’ equity	139,936			139,235

Total liabilities and shareholders’ equity	$1,594,631			$1,411,011
Interest rate spread			3.05%			3.40%
Net interest income/margin		$12,428	3.30%		$11,784	3.57%

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

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$75,389	$1,689	2.99%	$46,752	$1,315	3.76%
All other loans	1,230,313	37,838	4.11%	1,081,148	32,774	4.05%
Total loans (2)	1,305,702	39,527	4.05%	1,127,900	34,089	4.04%

Taxable securities	93,944	2,621	3.72%	85,417	2,039	3.18%
Tax-exempt securities	38,940	858	2.94%	50,972	1,424	3.72%
Total securities	132,884	3,479	3.49%	136,389	3,463	3.39%

Interest-bearing deposits	2,872	39	1.82%	27,901	218	1.04%

Total interest-earning assets	1,441,458	43,045	3.99%	1,292,190	37,770	3.91%

Other assets	97,930			102,181

Total assets	$1,539,388			$1,394,371

Liabilities and shareholders’ equity:
Savings	$164,828	49	0.04%	$157,396	45	0.04%
Super Now deposits	229,159	713	0.42%	198,560	377	0.25%
Money market deposits	240,751	814	0.45%	278,436	713	0.34%
Time deposits	251,071	2,795	1.49%	207,331	1,833	1.18%
Total interest-bearing deposits	885,809	4,371	0.66%	841,723	2,968	0.47%

Short-term borrowings	72,873	1,004	1.82%	13,714	39	0.26%
Long-term borrowings	124,483	2,024	2.14%	79,881	1,220	2.01%
Total borrowings	197,356	3,028	2.02%	93,595	1,259	1.76%

Total interest-bearing liabilities	1,083,165	7,399	0.91%	935,318	4,227	0.60%

Demand deposits	300,604			301,567
Other liabilities	18,070			18,455
Shareholders’ equity	137,549			139,031

Total liabilities and shareholders’ equity	$1,539,388			$1,394,371
Interest rate spread			3.08%			3.31%
Net interest income/margin		$35,646	3.31%		$33,543	3.47%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Total interest income	$15,198	$12,948	$42,510	$36,839
Total interest expense	2,943	1,496	7,399	4,227
Net interest income	12,255	11,452	35,111	32,612
Tax equivalent adjustment	173	332	535	931
Net interest income (fully taxable equivalent)	$12,428	$11,784	$35,646	$33,543

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018 vs. 2017			2018 vs. 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$170	$(105)	$65	$548	$(174)	$374
All other loans	1,847	114	1,961	4,573	491	5,064
Taxable investment securities	190	127	317	215	367	582
Tax-exempt investment securities	(152)	(69)	(221)	(300)	(266)	(566)
Interest bearing deposits	(48)	17	(31)	(130)	(49)	(179)
Total interest-earning assets	2,007	84	2,091	4,906	369	5,275

Interest expense:
Savings deposits	2	—	2	2	2	4
Super Now deposits	17	107	124	66	270	336
Money market deposits	(43)	90	47	(60)	161	101
Time deposits	201	227	428	431	531	962
Short-term borrowings	323	174	497	406	559	965
Long-term borrowings	297	52	349	721	83	804
Total interest-bearing liabilities	797	650	1,447	1,566	1,606	3,172
Change in net interest income	$1,210	$(566)	$644	$3,340	$(1,237)	$2,103

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2018, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased slightly from $12,858,000 at December 31, 2017 to $13,343,000 at September 30, 2018. The increase in the allowance for loan losses was driven by an increases in the home equity and indirect auto segments of the loan portfolio. The majority of the loans charged-off had a specific allowance within the allowance for losses.  At September 30, 2018 and December 31, 2017, the allowance for loan losses to total loans was 0.97% and 1.03%, respectively.

The provision for loan losses totaled $480,000 and $975,000 for the three and nine months ended September 30, 2018 and the respective amounts for the corresponding 2017 periods were $60,000 and $605,000.  The increase in the provision for loan losses for the three and nine months ended September 30, 2018 compared to the prior periods was primarily due to the growth in the loan portfolio.

Nonperforming loans increased to $8,739,000 at September 30, 2018 from $8,317,000 at September 30, 2017. The majority of nonperforming loans are centered on loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses. The ratio of nonperforming loans to total loans was 0.64% and 0.69% at September 30, 2018 and 2017, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 151.28% and 155.50% at September 30, 2018 and 2017, respectively. Internal loan review and analysis coupled with loan growth dictated a provision for loan losses of $975,000 for the nine months ended September 30, 2018.
The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
September 30, 2018	$512	$8,227	$8,739
June 30, 2018	463	6,669	7,132
March 31, 2018	446	7,195	7,641
December 31, 2017	509	6,759	7,268
September 30, 2017	261	8,056	8,317

Non-interest Income

Total non-interest income for the three months ended September 30, 2018 compared to the same period in 2017 decreased $151,000 to $2,589,000 and decreased by $1,123,000 for the nine months ended September 30, 2018 to $7,032,000. Excluding net securities gains, non-interest income for the three and nine months ended September 30, 2018 increased $171,000 and decreased $589,000, respectively, compared to the same periods in 2017. The decrease in gain on sale of loans was driven by decreased volume. The changes in insurance and brokerage commissions are due to a change in the product mix of consumer purchases. The fluctuation in other income consists primarily due to increases in loans sold on the secondary market. Debit cards fees as reported under ASC 606 for the three and nine months ended September 30, 2018 was reported on a net basis while the corresponding period for 2017 was reported in accordance with ASC 605 on a gross basis. See note 13 for further information.

Non-interest income composition for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended
	September 30, 2018		September 30, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$645	24.92%	$550	20.07%	$95	17.27%
Net debt securities (losses) gains, available for sale	(22)	(0.85)	302	11.02	(324)	(107.28)
Net equity securities (losses)	(16)	(0.62)	—	—	(16)	(100.00)
Net securities gains (losses), trading	14	0.54	(4)	(0.15)	18	100.00
Bank-owned life insurance	165	6.37	166	6.06	(1)	(0.60)
Gain on sale of loans	398	15.37	455	16.61	(57)	(12.53)
Insurance commissions	85	3.28	109	3.98	(24)	(22.02)
Brokerage commissions	340	13.13	352	12.85	(12)	(3.41)
Debit card fees	359	13.87	514	18.76	(155)	(30.16)
Other	621	23.99	296	10.80	325	109.80
Total non-interest income	$2,589	100.00%	$2,740	100.00%	$(151)	(5.51)%

	Nine Months Ended
	September 30, 2018		September 30, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,788	25.43%	$1,637	20.07%	$151	9.22%
Net debt securities (losses) gains, available for sale	(17)	(0.24)	487	5.97	(504)	(103.49)
Net equity securities gains (losses)	(44)	(0.63)	—	—	(44)	(100.00)
Net securities gains (losses), trading	12	0.17	(2)	(0.02)	14	(700.00)
Bank-owned life insurance	496	7.05	499	6.12	(3)	(0.60)
Gain on sale of loans	1,053	14.97	1,316	16.14	(263)	(19.98)
Insurance commissions	266	3.78	399	4.89	(133)	(33.33)
Brokerage commissions	1,013	14.41	1,044	12.80	(31)	(2.97)
Debit card fees	1,065	15.15	1,450	17.78	(385)	(26.55)
Other	1,400	19.91	1,325	16.25	75	5.66
Total non-interest income	$7,032	100.00%	$8,155	100.00%	$(1,123)	(13.77)%

Non-interest Expense

Total non-interest expense increased $115,000 and $861,000 for the three and nine months ended September 30, 2018 compared to the same period of 2017. The increase in salaries and employee benefits is primarily attributable to routine wage increases coupled with an increase in the cost of health insurance and the opening of two additional branches. Occupancy expense increased primarily due to the opening of additional branches and various maintenance projects to refresh facilities. Software amortization decreased as the number of vendors utilized is consolidated. Marketing expenses increased as targeted marketing was increased in the localities where branches opened. The fluctuation in professional fees consists primarily to a decrease in legal fees. The increase in furniture and equipment expense between the nine months ended September 30, 2018 and 2017 was a result of outfitting two newly opened branches during the period. The decrease in other expense is due to a decrease in data processing expense along with the adoption of Topic 606 (See Note 13 - Revenue Recognition).

Non-interest expense composition for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended
	September 30, 2018		September 30, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$5,420	55.99%	$4,738	49.54%	$682	14.39%
Occupancy	640	6.61	603	6.30	37	6.14
Furniture and equipment	780	8.06	816	8.53	(36)	(4.41)
Software amortization	208	2.15	235	2.46	(27)	(11.49)
Pennsylvania shares tax	278	2.87	228	2.38	50	21.93
Professional fees	459	4.74	560	5.85	(101)	(18.04)
Federal Deposit Insurance Corporation deposit insurance	237	2.45	194	2.03	43	22.16
Marketing	245	2.53	315	3.29	(70)	(22.22)
Intangible amortization	71	0.73	81	0.85	(10)	(12.35)
Other	1,343	13.87	1,796	18.77	(453)	(25.22)
Total non-interest expense	$9,681	100.00%	$9,566	100.00%	$115	1.20%

	Nine Months Ended
	September 30, 2018		September 30, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$15,387	54.04%	$14,116	51.11%	$1,271	9.00%
Occupancy	2,080	7.30	1,855	6.72	225	12.13
Furniture and equipment	2,328	8.18	2,129	7.71	199	9.35
Software amortization	504	1.77	750	2.72	(246)	(32.80)
Pennsylvania shares tax	833	2.93	696	2.52	137	19.68
Professional fees	1,674	5.88	1,816	6.58	(142)	(7.82)
Federal Deposit Insurance Corporation deposit insurance	639	2.24	514	1.86	125	24.32
Marketing	764	2.68	690	2.50	74	10.72
Intangible amortization	229	0.80	256	0.93	(27)	(10.55)
Other	4,037	14.18	4,792	17.35	(755)	(15.76)
Total non-interest expense	$28,475	100.00%	$27,614	100.00%	$861	3.12%

Provision for Income Taxes

Income taxes decreased $425,000 and $1,312,000 for the three and nine months ended September 30, 2018 compared to the same periods of 2017. The effective tax rate for the three and nine months ended September 30, 2018 was 18.30% and 17.17%, respectively, compared to 28.08% and 27.82% for the same periods of 2017. The change made to the corporate statutory federal income tax rate, from 34% to 21% effective January 1, 2018, is the primary driver responsible for the aforementioned variance. The Company currently is in a deferred tax asset position. Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $45,104,000 from $27,243,000 at December 31, 2017 to $72,347,000 at September 30, 2018 primarily as a result of the following activities during the nine months ended September 30, 2018.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds trailing loan originations, less $1,053,000 in realized gains, by $2,531,000 for the nine months ended September 30, 2018.

Loans

Gross loans increased $122,491,000 since December 31, 2017 due primarily to an increase in consumer automobile loans. Loan growth has also occurred in the residential and commercial real estate portfolios.

The allocation of the loan portfolio, by category, as of September 30, 2018 and December 31, 2017 is presented below:

	September 30, 2018		December 31, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$187,500	13.70%	$178,885	14.35%	$8,615	4.82%
Real estate mortgage:
Residential	618,174	45.15	597,077	47.91	21,097	3.53%
Commercial	372,576	27.21	332,019	26.63	40,557	12.22%
Construction	39,992	2.92	31,683	2.54	8,309	26.23%
Consumer automobile loans	124,588	9.10	79,714	6.39	44,874	56.29%
Other consumer installment loans	25,523	1.86	26,964	2.16	(1,441)	(5.34)%
Net deferred loan fees and discounts	752	0.06	272	0.02	480	176.47%
Gross loans	$1,369,105	100.00%	$1,246,614	100.00%	$122,491	9.83%

The following table shows the amount of accrual and non-accrual TDRs at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$—	$1,130	$1,130	$5	$114	$119
Real estate mortgage:
Residential	2,119	160	2,279	2,151	273	2,424
Commercial	4,013	2,136	6,149	4,429	2,076	6,505
	$6,132	$3,426	$9,558	$6,585	$2,463	$9,048

Investments

The fair value of the investment debt securities portfolio at September 30, 2018 increased $20,278,000 since December 31, 2017 while the amortized cost of the portfolio increased $22,902,000.  The growth in the investment portfolio has occurred within the municipal segment as bonds with a final maturity of inside of ten years have been purchased. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 83.33% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has decreased $209,000 to $1,628,000 at September 30, 2018 from $1,837,000 at December 31, 2017 while the fair value decreased $614,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at September 30, 2018 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$6,475	$6,227	$—	$—	$—	$—	$6,475	$6,227
State and political securities	74,332	73,220	1,457	1,373	70	70	75,859	74,663
Other debt securities	29,420	28,561	14,477	13,738	6,045	5,716	49,942	48,015
Total debt securities AFS	$110,227	$108,008	$15,934	$15,111	$6,115	$5,786	$132,276	$128,905

Financing Activities

Deposits

Total deposits increased $64,157,000 from December 31, 2017 to September 30, 2018. The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios. While deposit gathering efforts have centered on core deposits, the lengthening of the time deposit portfolio is moving forward as part of the strategy to build balance sheet protection in a rising rate environment. The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.

Deposit balances and their changes for the periods being discussed follow:

	September 30, 2018		December 31, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$313,111	25.87%	$303,316	26.46%	$9,795	3.23%
NOW accounts	223,963	18.50	215,021	18.76	8,942	4.16
Money market deposits	238,131	19.67	237,818	20.75	313	0.13
Savings deposits	164,449	13.59	160,698	14.02	3,751	2.33
Time deposits	270,823	22.37	229,467	20.01	41,356	18.02
Total deposits	$1,210,477	100.00%	$1,146,320	100.00%	$64,157	5.60%

Borrowed Funds

Total borrowed funds increased 76.71%, or $131,717,000, to $303,435,000 at September 30, 2018 compared to $171,718,000 at December 31, 2017. The increase in total borrowing was utilized to supplement the growth in deposits as a funding source for the loan portfolio growth. The long-term borrowings originating during the nine months ended September 30, 2018 had maturity dates ranging from 2019 to 2023 with a blended interest rate of 2.56%.

	September 30, 2018		December 31, 2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$133,503	44.00%	$92,870	54.08%	$40,633	43.75%
Federal funds purchased	24,000	7.91	—	—	24,000	100.00%
Securities sold under agreement to repurchase	6,962	2.29	7,878	4.59	(916)	(11.63)
Total short-term borrowings	164,465	54.20	100,748	58.67	63,717	63.24
Long-term borrowings:
Long-term FHLB borrowings	138,625	45.69	70,625	41.13	68,000	96.28
Long-term capital lease	345	0.11	345	0.20	—	—
Total long-term borrowings	138,970	45.80	70,970	41.33	68,000	95.82
Total borrowed funds	$303,435	100.00%	$171,718	100.00%	$131,717	76.71%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	September 30, 2018	December 31, 2017
Investment debt securities pledged, fair value	$8,699	$17,454
Repurchase agreements	6,962	7,878

Capital

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition, and quality of the Company’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines.  The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.  Specifically, each is required to maintain certain minimum dollar amounts and ratios of common equity tier I risk-based, tier I risk-based, total risk-based, and tier I leverage capital. In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvements Act ("FDICIA") established five capital categories for banks ranging from “well capitalized” to “critically undercapitalized” for purposes of the FDIC's prompt corrective action rules to be classified as “well capitalized” under the prompt corrective action rules, common equity tier I risk-based, tier I risked-based, total risk-based, and tier I leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively.

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III.  Under existing capital rules, the minimum capital to risk-adjusted assets requirements for banking organizations, are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”), a tier 1 capital ratio of 6.0% (8.0% to be considered “well capitalized”), and total capital ratio of 8.0% (10.0% to be considered “well capitalized”).  Under existing capital rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

The Company's capital ratios as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$130,315	10.157%	$125,513	11.254%
For Capital Adequacy Purposes	57,735	4.500	50,187	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	81,792	6.375	64,128	5.750
To Be Well Capitalized	83,395	6.500	72,493	6.500
Total Capital (to Risk-weighted Assets)
Actual	$139,831	10.898%	$132,094	11.844%
For Capital Adequacy Purposes	102,647	8.000	89,223	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	126,705	9.875	103,164	9.250
To Be Well Capitalized	128,309	10.000	111,528	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$130,315	10.157%	$125,513	11.254%
For Capital Adequacy Purposes	76,980	6.000	66,916	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	101,037	7.875	80,857	7.250
To Be Well Capitalized	102,641	8.000	89,222	8.000
Tier I Capital (to Average Assets)
Actual	$130,315	8.249%	$125,513	8.766%
For Capital Adequacy Purposes	63,191	4.000	57,273	4.000
To Be Well Capitalized	78,988	5.000	71,591	5.000

Jersey Shore State Bank's capital ratios as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$92,207	9.816%	$88,289	10.120%
For Capital Adequacy Purposes	42,271	4.500	39,259	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	59,884	6.375	50,164	5.750
To Be Well Capitalized	61,058	6.500	56,707	6.500
Total Capital (to Risk-weighted Assets)
Actual	$100,055	10.651%	$93,145	10.677%
For Capital Adequacy Purposes	75,152	8.000	69,791	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	92,765	9.875	80,696	9.250
To Be Well Capitalized	93,940	10.000	87,239	10.000
Tier I Capital (to Risk-weighted Assets)	-
Actual	$92,207	9.816%	$88,289	10.120%
For Capital Adequacy Purposes	56,361	6.000	52,345	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	73,974	7.875	63,251	7.250
To Be Well Capitalized	75,148	8.000	69,794	8.000
Tier I Capital (to Average Assets)
Actual	$92,207	7.725%	$88,289	8.235%
For Capital Adequacy Purposes	47,745	4.000	42,885	4.000
To Be Well Capitalized	59,681	5.000	53,606	5.000

Luzerne Bank's capital ratios as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$34,032	9.879%	$31,116	9.731%
For Capital Adequacy Purposes	15,502	4.500	14,389	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	21,961	6.375	18,386	5.750
To Be Well Capitalized	22,392	6.500	20,785	6.500
Total Capital (to Risk-weighted Assets)
Actual	$35,700	10.363%	$32,533	10.174%
For Capital Adequacy Purposes	27,560	8.000	25,581	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	34,019	9.875	29,578	9.250
To Be Well Capitalized	34,449	10.000	31,977	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$34,032	9.879%	$31,116	9.731%
For Capital Adequacy Purposes	20,669	6.000	19,186	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	27,128	7.875	23,183	7.250
To Be Well Capitalized	27,559	8.000	25,581	8.000
Tier I Capital (to Average Assets)
Actual	$34,032	8.708%	$31,116	8.384%
For Capital Adequacy Purposes	15,633	4.000	14,845	4.000
To Be Well Capitalized	19,541	5.000	18,557	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited, except for net loans to total deposits, at September 30, 2018:

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $582,895,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $57,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $296,128,000 as of September 30, 2018.

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

The following is a rate shock forecast for the twelve month period ending September 30, 2019 assuming a static balance sheet as of September 30, 2018.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$49,605	$51,557	$53,012	$53,909	$54,651	$55,259	$55,837
Change from static	(3,407)	(1,455)	—	897	1,639	2,247	2,825
Percent change from static	-6.43%	-2.74%	—	1.69%	3.09%	4.24%	5.33%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended September 30, 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1 - July 31, 2018)	—	—	—	342,446
Month #2 (August 1 - August 31, 2018)	—	—	—	342,446
Month #3 (September 1 - September 30, 2018)	—	—	—	342,446

On April 20, 2018, the Board of Directors extended the previously approved authorization to repurchase up to 482,000 shares, or approximately 10%, of the outstanding shares of the Company for an additional year to April 30, 2019.  As of September 30, 2018 there have been 139,554 shares repurchased under this plan.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2018 and December 31, 2017; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) the Consolidated Statement of Shareholders’ Equity for the three and nine months ended September 30, 2018 and 2017; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and 2017 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	November 8, 2018	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2018	/s/ Brian L. Knepp
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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2018 and December 31, 2017; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) the Consolidated Statement of Shareholders’ Equity for the three and nine months ended September 30, 2018 and 2017; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and 2017 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.