Form 10-K
period 2018-12-31
PENNS WOODS BANCORP INC
filed 2019-03-12
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting stock held by non-affiliates of the registrant $210,035,440 at June 30, 2018.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2019
Common Stock, $8.33 Par Value	4,691,947 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 23, 2019 are incorporated by reference in Part III hereof.

PART I

ITEM 1	BUSINESS

A. General Development of Business and History

On January 7, 1983, Penns Woods Bancorp, Inc. (the “Corporation”) was incorporated under the laws of the Commonwealth of Pennsylvania as a bank holding company. In connection with the organization of the Corporation, Jersey Shore State Bank ("JSSB"), a Pennsylvania state-chartered bank, became a wholly owned subsidiary of the Corporation.  On June 1, 2013, the Corporation acquired Luzerne Bank ("Luzerne") with Luzerne operating as a subsidiary of the Corporation (JSSB and Luzerne are collectively referred to as the "Banks"). The Corporation’s two other wholly-owned subsidiaries are Woods Real Estate Development Company, Inc. and Woods Investment Company, Inc.  The Corporation is also a partner in United Insurance Solutions, LLC. The Corporation’s business has consisted primarily of managing and supervising the Banks, and its principal source of income has been dividends paid by the Banks and Woods Investment Company, Inc.

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

Neither the Corporation nor the Banks anticipate that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or their competitive position.  The Banks are not dependent on a single customer or a few customers, the loss of whom would have a material effect on the business of the Banks.

JSSB employed 251 persons, Luzerne employed 73 persons, and The M Group employed 4 persons as of December 31, 2018 in either a full-time or part-time capacity.  The Corporation does not have any employees.  The principal officers of the Banks also serve as officers of the Corporation.

Woods Investment Company, Inc., a Delaware holding company, maintains an investment portfolio that is managed for total return and to fund dividend payments by the Corporation.

Woods Real Estate Development Company, Inc. serves the Corporation through its acquisition and ownership of certain properties utilized by the Bank.

United Insurance Solutions, LLC offers property and casualty and auto insurance products within the Corporation's market footprint.

We post publicly available reports required to be filed with the SEC on our website, www.pwod.com, as soon as reasonably practicable after filing such reports with the SEC.  The required reports are available free of charge through our website.  Information available on our website is not part of or incorporated by reference into this Report or any other report filed by this Corporation with the SEC.

B. Regulation and Supervision

The Corporation is a registered bank holding company and, as such is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the “BHCA”) and to supervision and examination by the Board of Governors of the Federal Reserve System (the “FRB”).  During 2017, the Corporation elected to become a financial holding company under the BHCA and the regulations of the FRB. The Banks are also subject to the supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”), as their primary federal regulator and as the insurer of the Banks' deposits.  The Banks are also regulated and examined by the Pennsylvania Department of Banking and Securities (the “Department”).

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

The FRB has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.  As a result, the FRB, pursuant to such regulations, may require the Corporation to stand ready to use its resources to provide adequate capital funds to the Banks during periods of financial stress or adversity.  The BHCA requires the Corporation to secure the prior approval of the FRB before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of 5% or more of any voting shares of any bank.  Such a transaction would also require approval of the Department.

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

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital adequacy guidelines and prompt corrective action rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III. The final rules generally implement higher minimum capital requirements, add a new common equity tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity tier 1 capital, additional tier 1 capital or tier 2 capital. The current minimum capital requirements are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”), a tier 1 capital ratio of 6.0%; (8.0% to be considered “well capitalized”), and a total capital ratio of 8.0% (10.0% to be considered “well capitalized”). In order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), as of January 1, 2019, a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.

In addition to the risk-based capital guidelines, the FRB requires each bank holding company to comply with the leverage ratio, under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 4.0% (5.0% to be considered "well capitalized"). The Banks are subject to similar capital requirements adopted by the FDIC.

Dividends

Federal and state laws impose limitations on the payment of dividends by the Banks. The Pennsylvania Banking Code and the policies of the FDIC and the Department generally encourage the Banks to pay dividends from current net income and retained earnings. The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by the Banks to their additional paid-in capital.

In addition to the dividend restrictions described above, the banking regulators have the authority to prohibit or to limit the payment of dividends by the Banks if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the Banks.

Under Pennsylvania law, the Corporation may not pay a dividend, if, after giving effect thereto, it would be unable to pay its debts as they become due in the usual course of business and, after giving effect to the dividend, the total assets of the Corporation would be less than the sum of its total liabilities plus the amount that would be needed, if the Corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to those receiving the dividend.

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

Federal Home Loan Bank System

The Banks are members of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2018, the Banks had $138,625,000 in FHLB advances.

As a member, the Banks are required to purchase and maintain stock in the FHLB. The amount of required stock varies based on the FHLB products utilized by the Banks and the amount of the products utilized.  At December 31, 2018, the Banks had $18,357,000 in stock of the FHLB, which was in compliance with this requirement.

Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”), amended certain provisions of the Dodd-Frank Act, as well as certain other statutes administered by the federal banking agencies. Some of the key provisions of the Regulatory Relief Act as it relates to community banks and bank holding companies include: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from

FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.

Section 201 of the Regulatory Relief Act directed the federal banking agencies to develop a community bank leverage ratio (“CBLR”) of not less than 8% and not more than 10% for qualifying community banks and bank holding companies with total consolidated assets of less than $10 billion. Qualifying community banking organizations that exceed the CBLR level established by the agencies, and that elect to be covered by the CBLR framework, will be considered to have met: (i) the generally applicable leverage and risk-based capital requirements under the banking agencies’ capital rules; (ii) the capital ratio requirements necessary to be considered “well capitalized” under the banking agencies’ prompt corrective action framework in the case of insured depository institutions; and (iii) any other applicable capital or leverage requirements.

On February 8, 2019, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve Board, and the FDIC published for comment a proposed rule to implement the provisions of Section 201 of the Regulatory Relief Act. Under the proposal, a qualifying community banking organization would be defined as a depository institution or depository institution holding company with less than $10 billion in assets and specified limited amounts of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and certain temporary difference deferred tax assets. A qualifying community banking organization would be permitted to elect the CBLR framework if its CBLR is greater than 9%. The proposed rulemaking also addresses opting in and opting out of the CBLR framework by a community banking organization, the treatment of a community banking organization that falls below CBLR requirements, and the effect of various CBLR levels for purposes of the prompt corrective action categories applicable to insured depository institutions. Advanced approaches banking organizations (generally, institutions with $250 billion or more in consolidated assets) are not eligible to use the CBLR framework.

The Corporation continues to analyze the changes implemented by the Regulatory Relief Act, including the CBLR framework included in the recently proposed rulemaking. The Corporation has not determined at this time whether or not it would qualify for the CBLR framework or, if so, whether it would elect to utilize the CBLR framework when final rules are adopted. The Corporation does not believe, however, that the changes resulting from the Regulatory Relief Act will materially impact the Corporation’s business, operations, or financial results.

Other Legislation

The 2010 Dodd-Frank Act made significant changes to the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act, among other things: (i) expands the authority of the FRB to examine bank holding companies and their subsidiaries, including insured depository institutions; (ii) requires a bank holding company to be well capitalized and well managed to receive approval of an interstate bank acquisition; (iii) provides mortgage reform provisions regarding a customer’s ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures; (iv) creates the Consumer Financial Protection Bureau (the “CFPB”) that has rulemaking authority for a wide range of consumer protection laws that apply to all banks and has broad powers to supervise and enforce consumer protection laws; (v) introduces additional corporate governance and executive compensation requirements on public companies subject to the Securities and Exchange Act of 1934, such as the Corporation; (vi) permits FDIC-insured banks to pay interest on business demand deposits; (vii) requires that holding companies and other companies that directly or indirectly control an insured depository institution serve as a source of financial strength to that institution; (viii) makes permanent the $250 thousand limit for federal deposit insurance at all insured depository institutions; and (ix) permits national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets such as the Banks will continue to be examined for compliance with the consumer laws by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

Under the Bank Secrecy Act, a financial institution is required to have systems in place to detect certain types of transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and that the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the law, or has no lawful purpose.

Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA PATRIOT Act,” financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum specified standards, follow minimum standards for customer identification and maintenance of customer identification records.

The Sarbanes-Oxley Act of 2002 was enacted to enhance penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws.  The Sarbanes-Oxley Act generally applies to all companies, including the Corporation, that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or the Exchange Act.  The legislation includes provisions, among other things, governing the services that can be provided by a public company’s independent auditors and the procedures for approving such services, requiring the chief executive officer and principal accounting officer to certify certain matters relating to the company’s periodic filings under the Exchange Act, requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest, increasing disclosure requirements relating to critical financial accounting policies and their application, increasing penalties for securities law violations, and creating a new public accounting oversight board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control, and ethics standards for accounting firms.  In response to the legislation, the national securities exchanges and NASDAQ, adopted new rules relating to certain governance matters, including the independence of members of a company’s audit committee as a condition to listing or continued listing.

Congress is often considering financial industry legislation, and the federal banking agencies routinely propose new regulations.  The Corporation cannot predict how any new legislation, or new rules adopted by federal or state banking agencies, may affect the business of the Corporation and its subsidiaries in the future.

Environmental Laws

Environmentally related hazards have become a source of high risk and potential liability for financial institutions relating to their loans. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. The Corporation is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding which is likely to have a material adverse effect on the financial condition or results of operations of the Corporation.

Effect of Government Monetary Policies

The earnings of the Corporation are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies.   The monetary policies of the FRB have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The FRB has a major effect upon the levels of bank loans, investments, and deposits through its open market operations in the United States Government securities and through its regulation of, among other things, the discount rate on borrowings by member banks and the reserve requirements against member bank deposits.  It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

DESCRIPTION OF THE BANKS

History and Business

JSSB was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly owned subsidiary of the Corporation on July 12, 1983. As of December 31, 2018, JSSB had total assets of $1,251,871,000; total shareholders’ equity of $90,896,000; and total deposits of $862,166,000. JSSB's deposits are insured by the FDIC for the maximum amount provided under current law.

Luzerne was acquired by the Corporation on June 1, 2013. As of December 31, 2018, Luzerne had total assets of $439,086,000; total shareholders’ equity of $49,580,000; and total deposits of $358,753,000. Luzerne's deposits are insured by the FDIC for the maximum amount provided under current law.

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

The Banks' investment portfolios are analyzed and priced on a monthly basis. Investments are made in U.S. Treasuries, U.S. Agency issues, bank qualified tax-exempt municipal bonds, taxable municipal bonds, corporate bonds, and corporate stocks which consist of Pennsylvania bank stocks.  Bonds with BBB or better ratings are used, unless a local issue is purchased that has a lesser or no rating.  Factors taken into consideration when investments are purchased include liquidity, the Corporation’s tax position, tax equivalent yield, third party investment ratings, and the policies of the Asset/Liability Committee.

The banking environment in Lycoming, Clinton, Centre, Montour, Union and Luzerne Counties, Pennsylvania is highly competitive.  The Banks operate twenty-six full service offices in these markets and compete for loans and deposits with numerous commercial banks, savings and loan associations, and other financial institutions. The economic base of the region is developed around small business, health care, educational facilities (college and public schools), light manufacturing industries, and agriculture.

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

The following sets forth several risk factors that may affect the Corporation's financial condition or results of operations.

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

The Corporation is required to adopt the FASB's accounting standard which requires measurement of certain financial assets (including loans) using the current expected credit losses (CECL) beginning in calendar year 2020.
Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The FASB's amendment replaces the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated that the allowance will increase upon the adoption of CECL and that the increased allowance level will have the effect of decreasing shareholders' equity and the Corporation's and Bank's regulatory capital ratios.
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

The Corporation owns or leases its properties.  Listed herewith are the locations of properties owned or leased as of December 31, 2018, in which the banking offices are located; all properties are in good condition and adequate for the Corporation's purposes:

Jersey Shore State Bank & Subsidiaries
Office	Address	Ownership
Main Street	115 South Main Street, PO Box 5098	Owned
Jersey Shore, Pennsylvania 17740
Bridge Street	112 Bridge Street	Owned
Jersey Shore, Pennsylvania 17740
DuBoistown	2675 Euclid Avenue	Owned
Williamsport, Pennsylvania 17702
Williamsport	300 Market Street	Owned
P.O. Box 967
Williamsport, Pennsylvania 17703-0967
Montgomery	9094 Rt. 405 Highway	Owned
Montgomery, Pennsylvania 17752
Lock Haven	4 West Main Street	Owned
Lock Haven, Pennsylvania 17745
Mill Hall	(Inside Wal-Mart), 173 Hogan Boulevard	Under Lease
Mill Hall, Pennsylvania 17751
Spring Mills	3635 Penns Valley Road, P.O. Box 66	Under Lease
Spring Mills, Pennsylvania 16875
Centre Hall	2842 Earlystown Road	Land Under Lease
Centre Hall, Pennsylvania 16828
Zion	100 Cobblestone Road	Owned
Bellefonte, Pennsylvania 16823
State College	2050 North Atherton Street	Land Under Lease
State College, Pennsylvania 16803
Montoursville	820 Broad Street	Under Lease
Montoursville, Pennsylvania 17754
Danville	150 Continental Boulevard	Under Lease
Danville, Pennsylvania 17821
Loyalsock	1720 East Third Street	Owned
Williamsport, PA 17701
Lewisburg	550 North Derr Drive	Land Under Lease
Lewisburg, PA 17837
Muncy-Hughesville	3081 Route 405 Highway	Owned
Muncy, PA 17756
Snow Shoe	493 East Sycamore Road	Under Lease
Snow Shoe, PA 16874
Mansfield Mortgage Office	102 West Wellsboro Street, Suite 2	Under Lease
Mansfield, PA 16933
The M Group, Inc.	1720 East Third Street	Owned
D/B/A The Comprehensive Financial Group	Williamsport, PA 17701

Luzerne Bank
Office	Address	Ownership
Dallas	509 Main Road	Owned
Memorial Highway
Dallas, PA 18612
Lake	Corners of Rt. 118 & 415	Owned
Dallas, PA 18612
Hazle Twp.	10 Dessen Drive	Owned
Hazle Twp., PA 18202
Luzerne	118 Main Street	Owned
Luzerne, PA 18709
Plains	1077 Hwy. 315	Under Lease
Wilkes Barre, PA 18702
Swoyersville	801 Main Street	Owned
Swoyersville, PA 18704
Wilkes-Barre	67 Public Square	Under Lease
Wilkes-Barre, PA 18701
Wyoming	324 Wyoming Ave.	Owned
Wyoming, PA 18644
Conyngham Valley	669 State Route 93 STE 5	Under Lease
Sugarloaf, PA 18249

ITEM 3	LEGAL PROCEEDINGS

The Corporation is subject to lawsuits and claims arising out of its business in the ordinary course.  In the opinion of management, after review and consultation with counsel, there are no legal proceedings currently pending or threatened that are reasonably likely to have a material adverse effect on the consolidated financial position or results of operations of the Corporation.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed on the NASDAQ Global Select Market under the symbol “PWOD”.  The following table sets forth (1) the quarterly high and low closing sale prices for a share of the Corporation’s common stock during the periods indicated, and (2) quarterly dividends on a share of the common stock with respect to each quarter since January 1, 2016.

	Price Range		Dividends
	High	Low	Declared
2018
First quarter	$45.56	$39.61	$0.47
Second quarter	46.92	41.29	0.47
Third quarter	46.27	43.22	0.47
Fourth quarter	44.18	38.66	0.47
2017
First quarter	$49.45	$43.28	$0.47
Second quarter	43.60	38.17	0.47
Third quarter	46.47	41.08	0.47
Fourth quarter	49.79	45.65	0.47
2016
First quarter	$41.32	$36.73	$0.47
Second quarter	44.70	37.82	0.47
Third quarter	44.75	40.34	0.47
Fourth quarter	52.03	41.00	0.47

The Corporation has paid dividends since the effective date of its formation as a bank holding company.  It is the present intention of the Corporation’s board of directors to continue the dividend payment policy; however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors relevant at the time the board of directors of the Corporation considers dividend policy.  Cash available for dividend distributions to shareholders of the Corporation primarily comes from dividends paid by Jersey Shore State Bank and Luzerne Bank to the Corporation. Therefore, the restrictions on the Banks' dividend payments are directly applicable to the Corporation.  See also the information appearing in Note 20 to “Notes to Consolidated Financial Statements” for additional information related to dividend restrictions.

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

As of March 1, 2019, the Corporation had approximately 1,247 shareholders of record.

Following is a schedule of the shares of the Corporation’s common stock purchased by the Corporation during the fourth quarter of 2018.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1 - October 31, 2018)	—	$—	—	342,446
Month #2 (November 1 - November 30, 2018)	—	—	—	342,446
Month #3 (December 1 - December 31, 2018)	—	—	—	342,446

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Corporation’s common stock against the cumulative total return of the S&P 500 Stock Index, NASDAQ Composite, Russell 2000, and SNL U.S. Bank NASDAQ Index for the period of five fiscal years assuming the investment of $100.00 on December 31, 2013 and assuming the reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

Total Return Performance

Index Value
200
175
150
125
100
75
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
Penns Woods Bancorp, Inc.
S&P 500 Index
NASDAQ Composite Index
SNL U.S. Bank NASDAQ Index
Russell 2000 Index

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Penns Woods Bancorp, Inc.	100.00	100.61	90.54	112.42	108.16	97.51
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
NASDAQ Composite	100.00	114.75	122.74	133.62	173.22	168.30
SNL U.S. Bank NASDAQ	100.00	103.57	111.80	155.02	163.20	137.56
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09

ITEM 6	SELECTED FINANCIAL DATA

The following table sets forth certain financial data for each of the years in the five-year period ended December 31, 2018:

(In Thousands, Except Per Share Data Amounts)	2018	2017	2016	2015	2014
Consolidated Statement of Income Data:
Interest income	$58,746	$49,977	$46,813	$46,124	$45,606
Interest expense	10,936	5,897	5,567	5,219	4,962
Net interest income	47,810	44,080	41,246	40,905	40,644
Provision for loan losses	1,735	730	1,196	2,300	2,850
Net interest income after provision for loan losses	46,075	43,350	40,050	38,605	37,794
Non-interest income	9,461	10,744	12,113	12,765	14,508
Non-interest expense	38,007	36,862	35,091	33,736	33,890
Income before income tax provision	17,529	17,232	17,072	17,634	18,412
Income tax provision	2,819	7,459	4,597	3,736	3,804
Consolidated net income	14,710	9,773	12,475	13,898	14,608
Earnings attributable to noncontrolling interest	6	—	—	—	—
Net income attributable to Penns Woods Bancorp, Inc.	14,704	9,773	12,475	13,898	14,608

Consolidated Balance Sheet at End of Period:
Total assets	$1,684,771	$1,474,492	$1,348,590	$1,320,057	$1,245,011
Loans	1,384,757	1,246,614	1,093,681	1,045,207	915,579
Allowance for loan losses	(13,837)	(12,858)	(12,896)	(12,044)	(10,579)
Deposits	1,219,903	1,146,320	1,095,214	1,031,880	981,419
Long-term debt	138,942	70,970	85,998	91,025	71,176
Shareholders’ equity	143,536	138,192	138,249	136,279	135,967

Per Share Data:
Earnings per share - basic	$3.14	$2.08	$2.64	$2.91	$3.03
Earnings per share - diluted	3.14	2.08	2.64	2.91	3.03
Cash dividends declared	1.88	1.88	1.88	1.88	1.88
Book value	30.60	29.47	29.20	28.71	28.30
Number of shares outstanding, at end of period	4,691,548	4,689,189	4,734,657	4,747,132	4,804,815
Weighted average number of shares outstanding - basic and diluted	4,690,254	4,705,602	4,735,457	4,772,239	4,816,149

Selected Financial Ratios:
Return on average shareholders’ equity	10.72%	6.91%	8.96%	10.11%	10.79%
Return on average total assets	0.94%	0.69%	0.93%	1.08%	1.19%
Net interest margin	3.31%	3.47%	3.44%	3.61%	3.81%
Dividend payout ratio	59.97%	90.42%	71.37%	64.52%	61.99%
Average shareholders’ equity to average total assets	8.77%	10.05%	10.36%	10.68%	11.05%
Loans to deposits, at end of period	113.51%	108.75%	99.86%	101.29%	93.29%

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 21% for 2018 and 34% for 2017 and 2016.  The tax equivalent adjustments to net interest income for 2018, 2017, and 2016 were $700,000, $1,281,000, and $1,402,000, respectively.

2018 vs. 2017

Reported net interest income increased $3,730,000 to $47,810,000 for the year ended December 31, 2018 compared to the year ended December 31, 2017, as growth in the earning asset portfolio was coupled with the yield on earning assets increasing to 4.06% from 3.92%.  Total interest income increased $8,769,000 primarily from the growth in the average balance of the loan portfolio along with a slight increase in the average balance of the investment portfolio as the investment portfolio is actively managed to reduce interest rate and market risk. Interest income on a tax equivalent basis recognized on the loan portfolio increased $8,188,000 due to a $175,997,000 increase in the average balance in the loan portfolio. Interest and dividend income generated from the investment portfolio on a tax equivalent basis increased $383,000 due to a $2,946,000 increase in the average balance in the investment portfolio and a 20 basis point ("bp") increase in the average rate.

Interest expense increased $5,039,000 to $10,936,000 for the year ended December 31, 2018 compared to 2017. The increase in interest expense was driven by growth in borrowings and total deposits. The average rate paid on interest-bearing liabilities increased 37 bp to 0.99% for 2018. The average rate paid on time deposits increased 35 bp as the time deposit portfolio was lengthened in preparation for a rising rate environment.

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

AVERAGE BALANCES AND INTEREST RATES

The following tables set forth certain information relating to the Corporation’s average balance sheet and reflect the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	2018			2017			2016
(Dollars In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$74,923	$2,242	2.99%	$49,982	$1,924	3.85%	$47,782	$1,852	3.87%
All other loans (4)	1,250,521	52,229	4.18%	1,099,465	44,563	4.05%	1,009,384	40,834	4.05%
Total loans (2)	1,325,444	54,471	4.11%	1,149,447	46,487	4.04%	1,057,166	42,686	4.04%

Taxable securities	100,915	3,828	3.79%	84,079	2,689	3.20%	94,887	3,072	3.24%
Tax-exempt securities (3)	36,279	1,089	3.00%	50,169	1,845	3.68%	53,638	2,270	4.23%
Total securities	137,194	4,917	3.58%	134,248	4,534	3.38%	148,525	5,342	3.60%

Interest-bearing deposits	3,005	58	1.93%	22,461	237	1.06%	36,592	187	0.51%

Total interest-earning assets	1,465,643	59,446	4.06%	1,306,156	51,258	3.92%	1,242,283	48,215	3.88%

Other assets	97,577			100,481			99,500

Total assets	$1,563,220			$1,406,637			$1,341,783

Liabilities and shareholders’ equity:
Savings	$164,844	75	0.05%	$157,851	62	0.04%	$151,397	58	0.04%
Super Now deposits	225,885	1,033	0.46%	200,436	528	0.26%	187,106	458	0.24%
Money market deposits	240,541	1,214	0.50%	274,546	949	0.35%	238,175	648	0.27%
Time deposits	259,286	4,048	1.56%	210,608	2,544	1.21%	221,498	2,383	1.08%
Total interest-bearing deposits	890,556	6,370	0.72%	843,441	4,083	0.48%	798,176	3,547	0.44%

Short-term borrowings	85,086	1,757	2.06%	25,984	234	0.89%	18,518	46	0.25%
Long-term borrowings	128,127	2,809	2.19%	78,745	1,580	1.98%	90,554	1,974	2.14%
Total borrowings	213,213	4,566	2.14%	104,729	1,814	1.71%	109,072	2,020	1.82%

Total interest-bearing liabilities	1,103,769	10,936	0.99%	948,170	5,897	0.62%	907,248	5,567	0.61%

Demand deposits	303,606			302,651			279,130
Other liabilities	18,742			14,398			16,152
Shareholders’ equity	137,103			141,418			139,253

Total liabilities and shareholders’ equity	$1,563,220			$1,406,637			$1,341,783
Interest rate spread			3.07%			3.30%			3.27%
Net interest income/margin		$48,510	3.31%		$45,361	3.47%		$42,648	3.44%

1.	Information on this table has been calculated using average daily balance sheets to obtain average balances.

2.	Non-accrual loans have been included with loans for the purpose of analyzing net interest earnings.

3.
Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard tax rate of 21% for 2018 and 34% for 2017

4.	Fees on loans are included with interest on loans as follows: 2018 - $578,000; 2017 - $1,159,000; 2016 - $873,000.

Reconciliation of Taxable Equivalent Net Interest Income

(In Thousands)	2018	2017	2016
Total interest income	$58,746	$49,977	$46,813
Total interest expense	10,936	5,897	5,567
Net interest income	47,810	44,080	41,246
Tax equivalent adjustment	700	1,281	1,402
Net interest income (fully taxable equivalent)	$48,510	$45,361	$42,648

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

	Year Ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease) Due To			Increase (Decrease) Due To
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$514	$(196)	$318	$73	$(1)	$72
Loans	6,214	1,452	7,666	3,729	—	3,729
Taxable investment securities	593	546	1,139	(345)	(38)	(383)
Tax-exempt investment securities	(453)	(303)	(756)	(142)	(283)	(425)
Interest-bearing deposits	(103)	(76)	(179)	(36)	86	50
Total interest-earning assets	6,765	1,423	8,188	3,279	(236)	3,043

Interest expense:
Savings deposits	2	11	13	4	—	4
Super Now deposits	74	431	505	29	41	70
Money market deposits	(36)	301	265	107	194	301
Time deposits	664	840	1,504	(35)	196	161
Short-term borrowings	965	558	1,523	25	163	188
Long-term borrowings	1,051	178	1,229	(250)	(144)	(394)
Total interest-bearing liabilities	2,720	2,319	5,039	(120)	450	330
Change in net interest income	$4,045	$(896)	$3,149	$3,399	$(686)	$2,713

PROVISION FOR LOAN LOSSES

2018 vs. 2017

The provision for loan losses is based upon management’s quarterly review of the loan portfolio.  The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets served.  An external independent loan review is also performed annually for the Corporation.  Management remains committed to an aggressive program of problem loan identification and resolution.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2018, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance. The banking regulators could require additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses inclined from $12,858,000 at December 31, 2017 to $13,837,000 at December 31, 2018.  At December 31, 2018, the allowance for loan losses was 1.00% of total loans compared to 1.03% of total loans at December 31, 2017.

The provision for loan losses totaled $1,735,000 for the year ended December 31, 2018 compared to $730,000 for the year ended December 31, 2017. The increase in the provision was appropriate when considering the gross loan growth and low level of net charge-offs during 2018.  Net charge-offs of $756,000 represented 0.06% of average loans for the year ended December 31, 2018 compared to net charge-offs of $768,000 or 0.07% of average loans for the year ended December 31, 2017. The growth in the loan portfolio was driven by the indirect auto loan portfolio that has experienced minimal charge-offs. In addition, growth occurred in the home equity segment of the loan portfolio which historically is a lower risk product than commercial loans and requires a lower allowance for loan losses. Nonperforming loans increased $9,304,000 as a large nonperforming loan was added during the fourth quarter of 2018. The majority of the nonperforming loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses. Internal loan review and analysis, coupled with the ratios and decreased level of nonperforming loans noted previously, dictated a decrease in the provision for loan losses. Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2017 vs. 2016

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

NON-INTEREST INCOME

2018 vs. 2017

Total non-interest income decreased $1,283,000 from the year ended December 31, 2017 to December 31, 2018. Excluding net security gains, non-interest income decreased $477,000 year over year. Service charges increased due to increased level of overdraft income. Bank owned life insurance income decreased due to a decrease in the earnings rate. Insurance commissions along with brokerage commissions decreased due to a shift in product mix. Gain on sale of loans decreased due to reduced volume. Debit card income decreased to $1,534,000 for 2018, a decrease of $426,000 or 21.73%, from 2017, primarily due to a change in revenue recognition in 2018 that reports revenue net of associated expenses (see Note 25. Revenue Recognition).

	2018		2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$2,460	26.00%	$2,222	20.68%	$238	10.71%
Net securities (losses) gains, available for sale	(47)	(0.50)	600	5.58	(647)	(107.83)
Net equity securities losses	(170)	(1.80)	—	n/a	(170)	n/a
Net securities gains (losses) gains, trading	3	0.03	(8)	(0.07)	11	137.50
Bank owned life insurance	662	7.00	666	6.20	(4)	(0.60)
Gain on sale of loans	1,518	16.04	1,674	15.58	(156)	(9.32)
Insurance commissions	365	3.86	496	4.62	(131)	(26.41)
Brokerage commissions	1,336	14.12	1,378	12.83	(42)	(3.05)
Debit card income	1,534	16.21	1,960	18.24	(426)	(21.73)
Other	1,800	19.04	1,756	16.34	44	2.51
Total non-interest income	$9,461	100.00%	$10,744	100.00%	$(1,283)	(11.94)%

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

	2017		2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$2,222	20.68%	$2,249	18.57%	$(27)	(1.20)%
Net securities gains, available for sale	600	5.58	1,611	13.30	(1,011)	(62.76)
Net securities gains (losses), trading	(8)	(0.07)	58	0.48	(66)	113.79
Bank owned life insurance	666	6.20	684	5.65	(18)	(2.63)
Gain on sale of loans	1,674	15.58	2,102	17.35	(428)	(20.36)
Insurance commissions	496	4.62	795	6.56	(299)	(37.61)
Brokerage commissions	1,378	12.83	1,098	9.06	280	25.50
Debit card income	1,960	18.24	1,896	15.65	64	3.38
Other	1,756	16.34	1,620	13.38	136	8.40
Total non-interest income	$10,744	100.00%	$12,113	100.00%	$(1,369)	(11.30)%

NON-INTEREST EXPENSE

2018 vs. 2017

Total non-interest expenses increased $1,145,000 from the year ended December 31, 2017 to December 31, 2018. The increase in salaries and employee benefits was attributable to increased health insurance expense, annual wage increases, and an increase in number of employees. Occupancy expense increased primarily due to the opening of a new branch location. Furniture and equipment expenses increased due to the new branch location and continued enhancement of systems.

	2018		2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$21,083	55.47%	$18,999	51.54%	$2,084	10.97%
Occupancy	2,702	7.11	2,447	6.64	255	10.42
Furniture and equipment	3,092	8.14	2,915	7.91	177	6.07
Software Amortization	712	1.87	974	2.64	(262)	(26.90)
Pennsylvania shares tax	1,108	2.92	925	2.51	183	19.78
Professional fees	2,106	5.54	2,353	6.38	(247)	(10.50)
Federal Deposit Insurance Corporation deposit insurance	890	2.34	669	1.81	221	33.03
Marketing	767	2.02	958	2.60	(191)	(19.94)
Intangible amortization	300	0.79	337	0.91	(37)	(10.98)
Other	5,247	13.80	6,285	17.06	(1,038)	(16.52)
Total non-interest expense	$38,007	100.00%	$36,862	100.00%	$1,145	3.11%

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

	2017		2016		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$18,999	51.54%	$17,813	50.76%	$1,186	6.66%
Occupancy	2,447	6.64	2,223	6.33	224	10.08
Furniture and equipment	2,915	7.91	2,793	7.96	122	4.37
Software Amortization	974	2.64	1,256	3.58	(282)	(22.45)
Pennsylvania shares tax	925	2.51	873	2.49	52	5.96
Professional fees	2,353	6.38	2,096	5.97	257	12.26
Federal Deposit Insurance Corporation deposit insurance	669	1.81	767	2.19	(98)	(12.78)
Marketing	958	2.60	740	2.11	218	29.46
Intangible amortization	337	0.91	366	1.04	(29)	(7.92)
Other	6,285	17.06	6,164	17.57	121	1.96
Total non-interest expense	$36,862	100.00%	$35,091	100.00%	$1,771	5.05%

INCOME TAXES

2018 vs. 2017

The provision for income taxes for the year ended December 31, 2018 resulted in an effective income tax rate of 16.08% compared to 43.29% for 2017. This decrease is primarily the result of the change in corporate tax rate.

2017 vs. 2016

The provision for income taxes for the year ended December 31, 2017 increased $2,862,000 and resulted in an effective income tax rate of 43.29% compared to 26.93% for 2016.  The increase was driven by a revaluation of the Corporation's net deferred tax assets that resulted in a recognition of a provisional net income tax expense in the amount of $2,724,000 for the year ended December 31, 2017 due to the December 2017 passage of the Tax Cuts and Jobs Act.

The Tax Cuts and Jobs Act, among other things, reduces the corporate income tax rate to 21%, effective January 1, 2018. The law is complex and has extensive implications for the Corporation’s federal and state current and deferred taxes and income tax expense.

Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. This requirement applies not only to items initially recognized in continuing operations, but also to items initially recognized in other comprehensive income. Accordingly, in the fourth quarter of 2017, the Corporation conducted a revaluation of our net deferred tax assets and recorded the effects to reflect the changes associated with the law.

As a result of the reduction in the U.S. federal statutory income tax rate, the Corporation recognized a provisional net income tax expense totaling $2,724,000 for the year ended December 31, 2017, determined as follows:

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

The Corporation currently is in a deferred tax asset position.  Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carryforward period and therefore does not require a valuation allowance.

The foregoing description of the impact of the Tax Cuts and Jobs Act on us should be read in conjunction with Note 12 - "Income Taxes" and Note 2 - "Accumulated Other Comprehensive Income (Loss)" of the "Notes to Consolidated Financial Statements" included in Item 8 of this Annual Report on Form 10-K.

FINANCIAL CONDITION

INVESTMENTS

2018

The fair value of the investment portfolio increased $24,764,000 from December 31, 2017 to December 31, 2018. The increase in value is the result of growth in the municipal segment of the portfolio as the investment portfolio continues to be actively managed in order to reduce interest rate and market risk. This strategy is being deployed through selective purchasing of bonds that mature within ten years. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 82% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The carrying amounts of investment securities are summarized as follows for the years ended December 31, 2018, 2017, and 2016:

	2018		2017		2016
(In Thousands)	Balance	% Portfolio	Balance	% Portfolio	Balance	% Portfolio
Available for sale (AFS):
Mortgage-backed securities	$6,153	4.52%	$4,213	3.78%	$9,313	7.57%
Asset-backed securities	—	—%	—	—%	109	0.09%
State and political securities (tax-exempt)	27,363	20.11%	45,149	40.55%	45,506	37.00%
State and political securities (taxable)	52,178	38.34%	11,359	10.20%	15,428	12.54%
Other bonds, notes and debentures	48,591	35.70%	47,906	43.03%	51,118	41.55%
Total debt securities	134,285	98.67%	108,627	97.57%	121,474	98.75%
Equity securities:
Other investment equity securities	1,776	1.30%	2,516	2.26%	1,483	1.21%
Trading securities	36	0.03%	190	0.17%	58	0.05%
Total equity securities	1,812	1.33%	2,706	2.43%	1,541	1.25%
Total	$136,097	100.00%	$111,333	100.00%	$123,015	100.00%

The following table shows the maturities and repricing of investment securities, at amortized cost and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 21% tax rate) at December 31, 2018:

(In Thousands)	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Amortized Cost Total
Mortgage-backed securities:
AFS Amount	$—	$—	$—	$778	$5,607	$6,385
Yield	—%	—%	—%	2.01%	2.94%	2.83%
State and political securities (tax-exempt):
AFS Amount	300	2,385	7,365	14,024	3,344	27,418
Yield	2.00%	1.94%	2.18%	2.79%	3.41%	2.62%
State and political securities (taxable):
AFS Amount	—	—	6,582	33,338	12,020	51,940
Yield	—%	—%	3.30%	3.63%	3.66%	3.60%
Other bonds, notes, and debentures:
AFS Amount	250	200	27,976	21,838	—	50,264
Yield	1.90%	2.84%	3.18%	3.57%	—%	3.35%
Total Amount	$550	$2,585	$41,923	$69,978	$20,971	136,007
Total Yield	1.95%	2.00%	3.02%	3.42%	3.43%	3.28%
Equity Securities
Investment Equity Amount						1,628
Trading Amount						49
Total Investment Portfolio Value						$137,684
Total Investment Portfolio Yield						3.24%

All yields represent weighted average yields expressed on a tax equivalent basis.  They are calculated on the basis of the cost, adjusted for amortization of premium and accretion of discount, and effective yields weighted for the scheduled maturity of each security.  The taxable equivalent adjustment represents the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard 21% tax rate (derived by dividing tax-exempt interest by 79%).

The distribution of credit ratings by amortized cost and estimated fair value for the debt security portfolio at December 31, 2018 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Mortgage-backed securities	$6,385	$6,153	$—	$—	$—	$—	$—	$—	$6,385	$6,153
State and political securities	77,500	77,741	1,858	1,800	—	—	—	—	79,358	79,541
Other debt securities	27,299	26,530	16,938	16,357	—	—	6,027	5,704	50,264	48,591
Total debt securities	$111,184	$110,424	$18,796	$18,157	$—	$—	$6,027	$5,704	$136,007	$134,285

LOAN PORTFOLIO

2018

Gross loans of $1,384,757,000 at December 31, 2018 represented an increase of $138,143,000 from December 31, 2017. Indirect auto lending remained the primary driver of the growth in the loan portfolio. With a continued emphasis on home equity lines of credit, real estate mortgages also contributed to loan growth. Indirect auto lending and home equity lines are part of the overall strategy to shorten the duration of the earning asset portfolio in preparation for a rising interest rate environment. Commercial real estate mortgages increased $39,676,000 but remained at approximately 27% of the total loan portfolio.

2017

Gross loans of $1,246,614,000 at December 31, 2017 represented an increase of $152,933,000 from December 31, 2016. Indirect auto lending, which was introduced in the latter portion of 2016, was the primary driver of the growth in the loan portfolio. Real estate mortgages increased as growth in home equity lines of credit continued to be an emphasis. Indirect auto lending and home equity lines are part of the overall strategy to shorten the duration of the earning asset portfolio in preparation for a rising interest rate environment.

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan at December 31, 2018, 2017, 2016, 2015, and 2014:

	2018		2017		2016		2015		2014
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Commercial, financial, and agricultural	$188,561	13.62%	$178,885	14.35%	$146,110	13.36%	$164,072	15.70%	$124,156	13.56%
Real estate mortgage:
Residential	622,379	44.94	597,077	47.90	564,740	51.63	526,183	50.34	457,760	50.00
Commercial	371,695	26.84	332,019	26.63	306,182	28.00	302,539	28.95	291,348	31.82
Construction	43,523	3.14	31,683	2.54	34,650	3.17	26,824	2.57	21,996	2.40
Consumer Automobile	133,183	9.63	79,714	6.40	14,826	1.36	—	—	—	—
Other consumer installment loans	24,552	1.77	26,964	2.16	28,430	2.60	27,001	2.58	21,509	2.35
Net deferred loan fees and discounts	864	0.06	272	0.02	(1,257)	(0.12)	(1,412)	(0.14)	(1,190)	(0.13)
Gross loans	$1,384,757	100.00%	$1,246,614	100.00%	$1,093,681	100.00%	$1,045,207	100.00%	$915,579	100.00%

The amounts of domestic loans at December 31, 2018 are presented below by category and maturity:

	Commercial, financial, and agricultural	Real Estate			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Total
Loans with variable interest rates:
1 year or less	$33,017	$14,252	$21,445	$2,373	—	$1,013	$72,100
1 through 5 years	2,689	3,783	8,773	251	—	—	15,496
5 through 10 years	59,531	26,030	42,389	2,426	—	6	130,382
After 10 years	42,048	554,441	273,033	32,952	—	2,650	905,124
Total floating interest rate loans	137,285	598,506	345,640	38,002	—	3,669	1,123,102
Loans with fixed interest rates:
1 year or less	1,259	1,344	1,044	103	108	1,011	4,869
1 through 5 years	35,300	4,860	8,675	1,850	49,980	15,323	115,988
5 through 10 years	14,531	10,286	15,574	485	83,095	3,070	127,041
After 10 years	186	7,383	762	3,083	—	1,479	12,893
Total fixed interest rate loans	51,276	23,873	26,055	5,521	133,183	20,883	260,791
Total	$188,561	$622,379	$371,695	$43,523	$133,183	$24,552	1,383,893
Net deferred loan fees and discounts							864
							$1,384,757

·                  The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.
·                  Scheduled repayments are reported in maturity categories in which the payment is due.

The Banks do not make loans that provide for negative amortization, nor do any loans contain conversion features. The Banks did not have any foreign loans outstanding at December 31, 2018.

The following table shows the amount of accrual and nonaccrual TDRs at December 31, 2018 and 2017:

	2018			2017			2016
(In Thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial, financial, and agricultural	$—	$1,127	$1,127	$5	$114	$119	$109	$132	$241
Real estate mortgage:
Residential	2,225	159	2,384	2,151	273	2,424	1,491	541	2,032
Commercial	3,959	2,129	6,088	4,429	2,076	6,505	4,723	2,184	6,907
Construction	—	—	—	—	—	—	—	—	—
Other consumer installment loans	—	—	—	—	—	—	—	—	—
	$6,184	$3,415	$9,599	$6,585	$2,463	$9,048	$6,323	$2,857	$9,180

ALLOWANCE FOR LOAN LOSSES

2018

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

The allowance for loan losses increased from $12,858,000 at December 31, 2017 to $13,837,000 at December 31, 2018.  At December 31, 2018, the allowance for loan losses was 1.00% of total loans compared to 1.03% of total loans at December 31, 2017.  The growth in the loan portfolio of home equity product historically is a lower risk product than commercial loans and requires a lower allowance for loan losses. In addition, the growth in the indirect auto portfolio has incurred minimal losses. Net loan charge-offs of $756,000 or 0.06% of average loans for the year ended December 31, 2018 partially limited the impact of the provision for loan losses of $1,735,000.  Management concluded that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date as noted in the provision for loan losses discussion.

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

2017

The allowance for loan losses decreased slightly from $12,896,000 at December 31, 2016 to $12,858,000 at December 31, 2017.  At December 31, 2017, the allowance for loan losses was 1.03% of total loans compared to 1.18% of total loans at December 31, 2016 as loan portfolio growth outpaced the provision for loan losses net of charge-offs. The growth in the loan portfolio was driven by home equity product growth, which is historically a lower risk product than commercial loans and requires a lower allowance for loan losses. In addition, the growth in the indirect auto portfolio has incurred minimal losses. Net loan charge-offs of $768,000 or 0.06% of average loans for the year ended December 31, 2017 limited the impact of the provision for loan losses of $730,000.

Allocation of the Allowance For Loan Losses
	December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Balance at end of period applicable to:
Commercial, financial, and agricultural	$1,680	13.63%	$1,177	14.35%	$1,554	13.34%	$1,532	15.68%	$1,124	13.54%
Real estate mortgage:
Residential	5,616	44.97	5,679	47.91	5,383	51.58	5,116	50.27	3,755	49.93
Commercial	4,047	26.86	4,277	26.64	4,975	27.96	4,217	28.91	4,205	31.78
Construction	143	3.14	155	2.54	178	3.17	160	2.56	786	2.40
Consumer automobiles	1,328	9.62	804	6.40	143	1.35	—	—	—	—
Other consumer installment loans	259	1.78	271	2.16	273	2.60	243	2.58	245	2.35
Unallocated	764	—	495	—	390	—	776	—	464	—
	$13,837	100.00%	$12,858	100.00%	$12,896	100.00%	$12,044	100.00%	$10,579	100.00%

NONPERFORMING LOANS

The increase in nonperforming loans during 2018 is primarily due to a commercial loan that became nonaccrual in the fourth quarter of 2018. The majority of the nonperforming loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses.

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

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Nonaccrual	Total
2018	$1,274	$15,298	$16,572
2017	509	6,759	7,268
2016	870	10,756	11,626
2015	979	8,467	9,446
2014	387	11,861	12,248

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

DEPOSITS

2018 vs. 2017

Total average deposits increased $48,070,000 or 4.19% from 2017 to 2018. While deposit gathering efforts have centered on core deposits, the lengthening of the average maturity of the time deposit portfolio continues to move forward as part of the strategy to build balance sheet protection in a rising interest rate environment. Time deposit average balance for 2018 increased $48,678,000 to $259,286,000.

2017 vs. 2016

Total average deposits increased $68,786,000 or 6.39% from 2016 to 2017.  The growth is a result of an emphasis to increase and solidify deposit relationships by focusing on core deposits, not time deposits. The actions caused average core deposits, which exclude time deposits, to increase to 79.98% in 2017 from 79.44% for 2016.

The average amount and the average rate paid on deposits are summarized below for the years ended December 31, 2018, 2017, and 2016:

	2018		2017		2016
(In Thousands)	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
Noninterest-bearing	$303,606	0.00%	$302,651	0.00%	$279,130	0.00%
Savings	164,844	0.05	157,851	0.04	151,397	0.04
Super Now	225,885	0.46	200,436	0.26	187,106	0.24
Money Market	240,541	0.50	274,546	0.35	238,175	0.27
Time	259,286	1.56	210,608	1.21	221,498	1.08
Total average deposits	$1,194,162	0.53%	$1,146,092	0.36%	$1,077,306	0.33%

SHAREHOLDERS’ EQUITY

2018

Shareholders’ equity increased $5,344,000 to $143,536,000 at December 31, 2018 compared to December 31, 2017. The change in accumulated other comprehensive loss from $4,974,000 at December 31, 2017 to $6,636,000 at December 31, 2018 is a result of an increase in unrealized losses on available for sale securities from an unrealized loss of $54,000 at December 31, 2017 to an unrealized loss of $1,360,000 at December 31, 2018. The amount of accumulated other comprehensive loss at December 31, 2018 was also impacted by the change in net excess of the projected benefit obligation over the fair value of the plan assets of the defined benefit pension plan resulting in a $356,000 increase in the net loss to $5,276,000 at December 31, 2018. The current level of shareholders’ equity equates to a book value per share of $30.59 at December 31, 2018 compared to $29.47 at December 31, 2017 and an equity to asset ratio of 8.52% at December 31, 2018 compared to 9.37% at December 31, 2017. Excluding goodwill and intangibles, book value per share was $26.70 at December 31, 2018 compared to $25.51 at December 31, 2017. Dividends declared for twelve months ended December 31, 2018 and 2017 were $1.88 per share.

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

Bank regulators have risk based capital guidelines.  Under these guidelines the Corporation and each Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2018, both the Corporation’s and each Bank’s required ratios were well above the minimum ratios (and including the current capital conservation buffer where applicable) as follows:

	Corporation	Jersey Shore State Bank	Luzerne Bank	Minimum Standards
Common equity tier 1 capital to risk-weighted assets	10.178%	9.879%	10.061%	6.375%
Tier 1 capital to risk-weighted assets	10.178%	9.879%	10.061%	7.875%
Total capital to risk-weighted assets	10.972%	10.764%	10.603%	9.875%
Tier 1 capital to average assets	8.176%	7.724%	8.655%	4.000%

For a more comprehensive discussion of these requirements, see “Regulation and Supervision” in Item 1 of the Annual Report on Form 10-K.  Management believes that the Corporation and the Banks will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity, and other certain equity ratios are presented as follows:

	2018	2017	2016
Percentage of net income to:
Average total assets	0.94%	0.69%	0.93%
Average shareholders’ equity	10.72%	6.91%	8.96%
Percentage of dividends declared to net income	59.97%	90.42%	71.37%
Percentage of average shareholders’ equity to average total assets	8.77%	10.05%	10.38%

LIQUIDITY, INTEREST RATE SENSITIVITY, AND MARKET RISK

The Asset/Liability Committee addresses the liquidity needs of the Corporation to ensure that sufficient funds are available to meet credit demands and deposit withdrawals as well as to the placement of available funds in the investment portfolio.  In assessing liquidity requirements, equal consideration is given to the current position as well as the future outlook.

The following liquidity measures are monitored for compliance and were within the limits cited at December 31, 2018, except for Net Loans to Total Deposits which was at 112.4%:

1.  Net Loans to Total Assets, 85% maximum
2.  Net Loans to Total Deposits, 100% maximum
3.  Cumulative 90 day Maturity GAP %, +/- 20% maximum
4.  Cumulative 1 Year Maturity GAP %, +/- 25% maximum

Fundamental objectives of the Corporation’s asset/liability management process are to maintain adequate liquidity while minimizing interest rate risk. The maintenance of adequate liquidity provides the Corporation with the ability to meet its financial obligations to depositors, loan customers, and shareholders. Additionally, it provides funds for normal operating expenditures and business opportunities as they arise.  The objective of interest rate sensitivity management is to increase net interest income by managing interest sensitive assets and liabilities in such a way that they can be repriced in response to changes in market interest rates.

The Corporation, like other financial institutions, must have sufficient funds available to meet its liquidity needs for deposit withdrawals, loan commitments, and expenses.  In order to control cash flow, the Corporation estimates future flows of cash from deposits and loan payments.  The primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, as well as FHLB borrowings.  Funds generated are used principally to fund loans and purchase investment securities. Management believes the Corporation has adequate resources to meet its normal funding requirements.

Management monitors the Corporation’s liquidity on both a short and long-term basis, thereby providing management necessary information to react to current balance sheet trends.  Cash flow needs are assessed and sources of funds are determined.  Funding strategies consider both customer needs and economical cost.  Both short and long term funding needs are addressed by maturities and sales of available for sale investment securities, loan repayments and maturities, and liquidating money market investments such as federal funds sold. The use of these resources, in conjunction with access to credit, provides core ingredients to satisfy depositor, borrower, and creditor needs.

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Corporation has a current borrowing capacity at the FHLB of $556,656,000 with $163,495,000 utilized, leaving $393,160,000 available.  In addition to this credit arrangement, the Corporation has additional lines of credit with correspondent banks of $52,000,000. The Corporation’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.

Interest rate sensitivity, which is closely related to liquidity management, is a function of the repricing characteristics of the Corporation’s portfolio of assets and liabilities.  Asset/liability management strives to match maturities and rates between loan and investment security assets with the deposit liabilities and borrowings that fund them.  Successful asset/liability management results in a balance sheet structure which can cope effectively with market rate fluctuations. The matching process is affected by segmenting both assets and liabilities into future time periods (usually 12 months or less) based upon when repricing can be effected.  Repriceable assets are subtracted from repriceable liabilities for a specific time period to determine the “gap” or difference.  Once known, the gap is managed based on predictions about future market interest rates.  Intentional mismatching, or gapping, can enhance net interest income if market rates move as predicted.  However, if market rates behave in a manner contrary to predictions, net interest income will suffer.  Gaps, therefore, contain an element of risk and must be prudently managed.  In addition to gap management, the Corporation has an asset liability management policy which incorporates a market value at risk calculation which is used to determine the effects of interest rate movements on shareholders’ equity and a simulation analysis to monitor the effects of interest rate changes on the Corporation’s balance sheet.

The Corporation currently maintains a gap position of being asset sensitive.  The Corporation has strategically taken this position as it has decreased the duration of the earning asset portfolio by adding quality short and intermediate term loans such as home equity loans and the selling of long-term municipal bonds. Lengthening of the liability portfolio is being undertaken to build protection in a rising rate environment.

A market value at risk calculation is utilized to monitor the effects of interest rate changes on the Corporation’s balance sheet and more specifically shareholders’ equity.  The Corporation does not manage the balance sheet structure in order to maintain compliance with this calculation.  The calculation serves as a guideline with greater emphasis placed on interest rate sensitivity.  Changes to calculation results from period to period are reviewed as changes in results could be a signal of future events.

INTEREST RATE SENSITIVITY

In this analysis the Corporation examines the result of various changes in market interest rates in 100 basis point increments and their effect on net interest income. It is assumed that the change is instantaneous and that all rates move in a parallel manner.  Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities.

The following is a rate shock forecast for the twelve month period ending December 31, 2019 assuming a static balance sheet as of December 31, 2018.

	Parallel Rate Shock in Basis Points
(In Thousands)	(200)	(100)	Static	100	200	300	400
Net interest income	$50,175	$51,778	$52,800	$53,391	$53,804	$54,070	$54,378
Change from static	(2,625)	(1,022)	—	591	1,004	1,270	1,578
Percent change from static	-4.97%	-1.94%	—	1.12%	1.90%	2.41%	2.99%

The model utilized to create the report presented above makes various estimates at each level of interest rate change regarding cash flow from principal repayment on loans and mortgage-backed securities and/or call activity on investment securities.  Actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change.  In addition, the limits stated above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change.  Generally, management believes the Corporation is well positioned to respond expeditiously when the market interest rate outlook changes.

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

CRITICAL ACCOUNTING POLICIES

The Corporation’s accounting policies are integral to understanding the results reported.  The accounting policies are described in detail in Note 1 of the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments, and contingencies.  We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period.  In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.  The following is a brief description of our current accounting policies involving significant management valuation judgments.

Other Than Temporary Impairment of Debt Securities

Debt securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reason underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. For a full discussion of the Corporation’s methodology of assessing impairment, refer to Note 4 of the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment.  The Corporation’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  For a full discussion of the Corporation’s methodology of assessing the adequacy of the reserve for allowance for loan losses, refer to Note 1 of the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

Goodwill and Other Intangible Assets

As discussed in Note 8 of the “Notes to Consolidated Financial Statements,” the Corporation must assess goodwill and other intangible assets each year for impairment.  This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets

Management uses an estimate of future earnings to support their position that the benefit of their deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and the Corporation’s net income will be reduced.  The Corporation’s deferred tax assets are described further in Note 12 of the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

Pension Benefits

Pension costs and liabilities are dependent on assumptions used in calculating such amounts.  These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors.  In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods.  While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Corporation’s pension obligations and future expense.  Our pension benefits are described further in Note 13 of the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

The Corporation has various financial obligations, including contractual obligations which may require future cash payments. The following table presents, as of December 31, 2018, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

	Payments Due In
(In Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$933,292	$—	$—	$—	$933,292
Time deposits	133,985	146,099	5,284	1,243	286,611
Repurchase agreements	5,662	—	—	—	5,662
Short-term borrowings	162,203	—	—	—	162,203
Long-term borrowings	32,321	43,363	30,031	33,227	138,942
Operating leases	546	1,123	1,057	2,117	4,843

The Corporation’s operating lease obligations represent short and long-term lease and rental payments for branch facilities and equipment.  The Bank leases certain facilities under operating leases which expire on various dates through 2033.  Renewal options are available on the majority of these leases.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Corporation wishes to caution readers that the following important factors, among others in addition to the factors discussed in Item 1 - "Business" and in Item 1A - "Risk Factors", may have affected and could in the future affect the Corporation’s actual results and could cause the Corporation’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Corporation herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Corporation must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board; (iii) the effect on the Corporation’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk for the Corporation is comprised primarily from interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at the Banks' level as well as the Corporation level.  The Corporation’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced internally. Additional information and details are provided in the Interest Sensitivity section of Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Generally, management believes the Corporation is well positioned to respond expeditiously when the market interest rate outlook changes.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Penns Woods Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Penns Woods Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Cranberry Township, Pennsylvania
March 12, 2019

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(In Thousands, Except Share Data)	2018	2017
ASSETS:
Noninterest-bearing balances	$24,325	$25,692
Interest-bearing deposits in other financial institutions	42,417	1,551
Total cash and cash equivalents	66,742	27,243

Investment debt securities, available for sale, at fair value	134,285	108,627
Investment equity securities, at fair value	1,776	2,516
Investment securities, trading	36	190
Restricted investment in bank stock, at fair value	18,862	13,332
Loans held for sale	2,929	1,196
Loans	1,384,757	1,246,614
Allowance for loan losses	(13,837)	(12,858)
Loans, net	1,370,920	1,233,756
Premises and equipment, net	27,580	27,386
Accrued interest receivable	5,334	4,321
Bank-owned life insurance	28,627	27,982
Goodwill	17,104	17,104
Intangibles	1,162	1,462
Deferred tax asset	5,154	4,388
Other assets	4,260	4,989
TOTAL ASSETS	$1,684,771	$1,474,492

LIABILITIES:
Interest-bearing deposits	$899,089	$843,004
Noninterest-bearing deposits	320,814	303,316
Total deposits	1,219,903	1,146,320

Short-term borrowings	167,865	100,748
Long-term borrowings	138,942	70,970
Accrued interest payable	1,150	502
Other liabilities	13,367	17,758
TOTAL LIABILITIES	1,541,227	1,336,298

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,011,698 and 5,009,339 shares issued; 4,691,548 and 4,689,189 shares outstanding	41,763	41,744
Additional paid-in capital	50,737	50,173
Retained earnings	69,787	63,364
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(1,360)	(54)
Defined benefit plan	(5,276)	(4,920)
Treasury stock at cost, 320,150 shares	(12,115)	(12,115)
TOTAL PENNS WOODS BANCORP, INC. SHAREHOLDERS’ EQUITY	143,536	138,192
Non controlling interest	8	2
TOTAL SHAREHOLDERS' EQUITY	143,544	138,194
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,684,771	$1,474,492

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2018	2017	2016
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$54,000	$45,833	$42,056
Investment securities:
Taxable	2,784	2,182	2,424
Tax-exempt	860	1,218	1,498
Dividend and other interest income	1,102	744	835
TOTAL INTEREST AND DIVIDEND INCOME	58,746	49,977	46,813

INTEREST EXPENSE:
Deposits	6,370	4,083	3,547
Short-term borrowings	1,757	234	46
Long-term borrowings	2,809	1,580	1,974
TOTAL INTEREST EXPENSE	10,936	5,897	5,567

NET INTEREST INCOME	47,810	44,080	41,246

PROVISION FOR LOAN LOSSES	1,735	730	1,196

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	46,075	43,350	40,050

NON-INTEREST INCOME:
Service charges	2,460	2,222	2,249
Net debt securities (losses) gains, available for sale	(47)	600	1,611
Net equity securities losses	(170)	—	—
Net securities gains (losses), trading	3	(8)	58
Bank-owned life insurance	662	666	684
Gain on sale of loans	1,518	1,674	2,102
Insurance commissions	365	496	795
Brokerage commissions	1,336	1,378	1,098
Debit card income	1,534	1,960	1,896
Other	1,800	1,756	1,620
TOTAL NON-INTEREST INCOME	9,461	10,744	12,113

NON-INTEREST EXPENSE:
Salaries and employee benefits	21,083	18,999	17,813
Occupancy	2,702	2,447	2,223
Furniture and equipment	3,092	2,915	2,793
Software amortization	712	974	1,256
Pennsylvania shares tax	1,108	925	873
Professional Fees	2,106	2,353	2,096
Federal Deposit Insurance Corporation deposit insurance	890	669	767
Marketing	767	958	740
Intangible amortization	300	337	366
Other	5,247	6,285	6,164
TOTAL NON-INTEREST EXPENSE	38,007	36,862	35,091

INCOME BEFORE INCOME TAX PROVISION	17,529	17,232	17,072
INCOME TAX PROVISION	2,819	7,459	4,597
CONSOLIDATED NET INCOME	$14,710	$9,773	$12,475
Earnings attributable to noncontrolling interest	6	—	—
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$14,704	$9,773	$12,475

EARNINGS PER SHARE - BASIC AND DILUTED	$3.14	$2.08	$2.64

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	4,690,254	4,705,602	4,735,457

DIVIDENDS PER SHARE	$1.88	$1.88	$1.88

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2018	2017	2016
Net Income	$14,704	$9,773	$12,475
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	(1,022)	1,500	252
Tax effect	216	(510)	(85)
Net realized loss (gain) included in net income	47	(600)	(1,611)
Tax effect	(10)	204	547
(Accretion) amortization of unrecognized pension and post-retirement items	(451)	270	(352)
Tax effect	95	(92)	120
Total other comprehensive income (loss)	(1,125)	772	(1,129)
Comprehensive income	$13,579	$10,545	$11,346

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, December 31, 2015	5,004,984	$41,708	$49,992	$58,038	$(3,799)	$(9,660)	$—	$136,279
Net income				12,475				12,475
Other comprehensive loss					(1,129)			(1,129)
Stock-based compensation recognized in earnings			19					19
Dividends declared, ($1.88 per share)				(8,903)				(8,903)
Common shares issued for employee stock purchase plan	2,125	18	64					82
Purchase of treasury stock (14,600 shares)						(574)		(574)
Balance, December 31, 2016	5,007,109	41,726	50,075	61,610	(4,928)	(10,234)	—	138,249

Net income				9,773				9,773
Reclassification of certain income tax effects from accumulated other comprehensive loss				818	(818)			—
Other comprehensive income					772			772
Stock-based compensation recognized in earnings			29					29
Dividends declared, ($1.88 per share)				(8,837)				(8,837)
Noncontrolling investment in joint venture							2	2
Common shares issued for employee stock purchase plan	2,230	18	69					87
Purchase of treasury stock (47,698 shares)						(1,881)		(1,881)
Balance, December 31, 2017	5,009,339	41,744	50,173	63,364	(4,974)	(12,115)	2	138,194

Net income				14,704			6	14,710
Adoption of ASU 2016-01				537	(537)			—
Other comprehensive loss					(1,125)			(1,125)
Stock-based compensation recognized in earnings			486					486
Dividends declared, ($1.88 per share)				(8,818)				(8,818)
Common shares issued for employee stock purchase plan	2,359	19	78					97
Balance, December 31, 2018	5,011,698	$41,763	$50,737	$69,787	$(6,636)	$(12,115)	$8	$143,544

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2018	2017	2016
OPERATING ACTIVITIES:
Net Income	$14,704	$9,773	$12,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,515	2,632	3,146
Amortization of intangible assets	300	337	366
Provision for loan losses	1,735	730	1,196
Amortization of investment security discounts and premiums, net	776	893	870
Securities losses (gains), available for sale	47	(600)	(1,611)
Originations of loans held for sale	(55,283)	(53,407)	(68,362)
Proceeds of loans held for sale	55,068	55,838	69,268
Gain on sale of loans	(1,518)	(1,674)	(2,102)
Net equity securities losses	170	—	—
Net securities (gains) losses, trading	(3)	8	(58)
Proceeds from sales of trading securities	466	426	3,826
Purchases of trading securities	(309)	(566)	(3,753)
Earnings on bank-owned life insurance	(662)	(666)	(684)
(Increase) decrease in deferred tax asset	(324)	1,769	1,543
Other, net	(412)	2,200	(7)
Net cash provided by operating activities	17,270	17,693	16,113
INVESTING ACTIVITIES:
Investment debt securities available for sale:
Proceeds from sales	19,296	25,528	44,829
Proceeds from calls and maturities	8,033	11,564	25,558
Purchases	(58,725)	(22,986)	(28,322)
Proceeds from sales of equity securities	570	—	—
Net increase in loans	(139,776)	(152,806)	(49,590)
Acquisition of bank premises and equipment	(2,005)	(4,999)	(4,061)
Proceeds from the sale of foreclosed assets	445	1,108	859
Purchase of bank-owned life insurance	(30)	(34)	(27)
Capital contribution from non-controlling interest	—	2	—
Proceeds from redemption of regulatory stock	15,352	7,677	3,160
Purchases of regulatory stock	(20,882)	(12,158)	(3,178)
Net cash used for investing activities	(177,722)	(147,104)	(10,772)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	56,085	51,067	40,140
Net increase in noninterest-bearing deposits	17,498	39	23,194
Proceeds from long-term borrowings	80,000	30,000	—
Repayment of long-term borrowings	(12,028)	(45,028)	(5,027)
Net increase (decrease) in short-term borrowings	67,117	87,507	(33,397)
Dividends paid	(8,818)	(8,837)	(8,903)
Issuance of common stock	97	116	101
Purchase of treasury stock	—	(1,881)	(574)
Net cash provided by financing activities	199,951	112,983	15,534
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,499	(16,428)	20,875
CASH AND CASH EQUIVALENTS, BEGINNING	27,243	43,671	22,796
CASH AND CASH EQUIVALENTS, ENDING	$66,742	$27,243	$43,671

See accompanying notes to the consolidated financial statements.

	Year Ended December 31,
(In Thousands)	2018	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$10,288	$5,850	$5,538
Income taxes paid	2,350	4,450	4,025
Transfer of loans to foreclosed real estate	877	593	772
Transfer due to adoption of ASU 2016-01, equity securities fair value adjust, reclassification from AOCI to Retained Earnings, net of tax	537	—	—
Transfer due to adoption of ASU 2018-02, income statement - reporting comprehensive income, reclassification of certain tax effects from accumulated other comprehensive income	—	818	—

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. and its wholly owned subsidiaries, Jersey Shore State Bank (“JSSB”), Luzerne Bank ("Luzerne" and collectively with JSSB , the "Banks"), Woods Real Estate Development Co., Inc., Woods Investment Company, Inc., The M Group Inc. D/B/A The Comprehensive Financial Group (“The M Group”), a wholly owned subsidiary of JSSB and an eighty percent owned subsidiary, United Solutions, LLC, (collectively, the “Corporation”).  All significant intercompany balances and transactions have been eliminated.

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

United Insurance Solutions, LLC offers property and casualty and auto insurance products within the Corporation's market footprint.

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

Investment Securities

Investment securities are classified at the time of purchase, based on management’s intention and ability, as securities held to maturity, securities available for sale, or securities held for trading.  Debt securities acquired with the intent and ability to hold to maturity are stated at cost, adjusted for amortization of premium and accretion of discount, which are computed using the interest method and recognized as adjustments of interest income. Certain other debt securities have been classified as available for sale to serve principally as a source of liquidity.  Unrealized holding gains and losses for available for sale securities are reported as a separate component of shareholders’ equity, net of tax, until realized. Equity securities are carried at fair value. Unrealized holding gains and losses for equity securities are recognized as a separate component within the income statement. Realized security gains and losses are computed using the specific identification method for debt securities and the average cost method for marketable equity securities.  Interest and dividends on investment securities are recognized as income when earned.

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its fair value, whether it is more likely than not that the Corporation would be required to sell the security before its anticipated recovery in fair value, and a review of the Corporation’s capital adequacy, interest rate risk position, and liquidity. The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statement of Income.

Fair values of investment securities are based on observed market prices.  Certain investment securities do not have observed bid prices and their fair value is based on instruments with similar risk elements. Since regulatory stock is redeemable at par, the Corporation carries it at cost.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are stated at the principal amount outstanding, net of deferred fees and discounts, unamortized loan fees and costs, and the allowance for loan losses. Interest on loans is recognized as income when earned on the accrual method.  The Corporation’s general policy has been to stop accruing interest on loans when it is determined a reasonable doubt exists as to the collectability of additional interest. Income is subsequently recognized only to the extent that cash payments are received provided the loan is not delinquent in payment and, in management’s judgment, the borrower has the ability and intent to make future principal payments.  Otherwise, payments are applied to the unpaid principal balance of the loan.  Loans are restored to accrual status if certain conditions are met, including but not limited to, the repayment of all unpaid interest and scheduled principal due, ongoing performance consistent with the contractual agreement, and the future expectation of continued, timely payments.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2018, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, rising unemployment, or negative performance trends in financial information from borrowers could be indicators of subsequent increased levels of nonperforming assets and possible charge-offs, which would normally require increased loan loss provisions. An integral part of the periodic regulatory examination process is the review of the adequacy of the Banks' loan loss allowance. The regulatory agencies could require the Banks, based on their evaluation of information available at the time of their examination, to provide additional loan loss provisions to further supplement the allowance.

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

Bank-Owned Life Insurance

The Corporation has purchased life insurance policies on certain officers and directors.  Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  Increases in the cash surrender value are recognized as a component of non-interest income within the Consolidated Statement of Income.

Goodwill

The Corporation performs an annual impairment analysis of goodwill for its purchased subsidiaries, Luzerne and The M Group.  Based on the fair value of these reporting units, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2018, 2017, or 2016.

Intangible Assets

At December 31, 2018, the Corporation had intangible assets of $443,000 as a result of the acquisition of Luzerne National Bank Corporation, which is net of accumulated amortization of $1,571,000. These intangible assets will continue to be amortized using the sum-of-the-years digits method of amortization over ten years. The Corporation also had intangible assets of $719,000, which is net of accumulated amortization of $301,000, as a result of the purchase of two books of business related to investment product sales. The book of business intangible is being amortized using the straight-line method over a period of ten years.

Investments in Limited Partnerships

The Corporation is a limited partner in three partnerships at December 31, 2018 that provide low income elderly housing in the Corporation’s geographic market area. The carrying value of the Corporation’s investments in limited partnerships was $218,000 at December 31, 2018 and $402,000 at December 31, 2017. The investments are being amortized over the ten-year tax credit receipt period utilizing the straight-line method.  The partnerships are amortized once the projects reach the level of occupancy needed to begin the ten year tax credit recognition period.  Amortization of limited partnership investments amounted to $184,000, $184,000, and $312,000 for 2018, 2017 and 2016, respectively.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Corporation enters into off-balance sheet financial instruments. Those instruments consist of commitments to extend credit and standby letters of credit. When those instruments are funded or become payable, the Corporation reports the amounts in its financial statements.

Marketing Cost

Marketing costs are generally expensed as incurred.

Income Taxes

The Corporation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

Deferred tax assets and liabilities result from temporary differences in financial and income tax methods of accounting, and are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  The Corporation analyzed its deferred tax asset position and determined that there was not a need for a valuation allowance due to the Corporation’s ability to generate future ordinary and capital taxable income.

On December 22, 2017 the Tax Cut and Jobs Act was signed into law. ASC 740 (Income Taxes) requires the recognition of the effect of changes in tax laws or rates in the period in which the legislation is enacted. The changes in the deferred tax assets and liabilities remeasured at the new 21% federal tax rate are reflected in income tax expense for fiscal year 2017.

The Corporation when applicable recognizes interest and penalties on income taxes as a component of income tax provision.

Earnings Per Share

The Corporation provides dual presentation of basic and diluted earnings per share.  Basic earnings per share is calculated utilizing net income as reported in the numerator and weighted average shares outstanding in the denominator.  The computation of diluted earnings per share differs in that the dilutive effects of any stock options are adjusted in the denominator.

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

Accumulated Other Comprehensive Income (Loss)

The Corporation is required to present accumulated other comprehensive income (loss) in a full set of general-purpose financial statements for all periods presented. Accumulated other comprehensive income (loss) is comprised of unrealized holding gains

(losses) on the available for sale securities portfolio and the unrecognized components of net periodic benefit costs of the defined benefit pension plan.

Segment Reporting

The Corporation has determined that its only reportable segment is Community Banking.

Reclassification of Comparative Amounts

Certain items previously reported have been reclassified to conform to the current year’s reporting format.  Such reclassifications did not affect net income or shareholders’ equity.

Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Since the guidance scopes out revenue associated with financial instruments, including loans receivable and investment securities, the adoption of the standard and its related amendments did not result in a material change from our current accounting for revenue because the majority of the Corporation's revenue is not within the scope of Topic 606. Upon adoption on January 1, 2018, we have included the related new disclosure requirements in Note 25.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Upon adoption on January 1, 2018, the Corporation made a one-time cumulative effect adjustment from accumulated other comprehensive income to retained earnings of $537,000. The net effect was an increase to retained earnings. Additionally, the methods used to calculate the fair value of financial instruments in Note 22 were based on exit pricing assumptions as of December 31, 2018.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Corporation is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Corporation’s preliminary analysis of its current portfolio, the impact to the Corporation’s balance sheet is estimated to result in an increase of $10,294,000 in assets and liabilities. The Corporation also anticipates additional disclosures to be provided at adoption.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). This Update relates primarily to the reporting by an employee benefit plan for its interest in a master trust, which is a trust for which a regulated financial institution serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held. For each master trust in which a plan holds an interest, the amendments in this Update require a plan's interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments in this Update remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments, which supplements the existing requirement to disclose the master trusts balances in each general type of investments. There are also increased disclosure requirements for investments in master trusts. The amendments in this Update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. This Update is not expected to have a significant impact on the Corporation’s financial statements.
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down- round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 850), the objective of which is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this Update make certain targeted improvements to simplify the application and disclosure of the hedge accounting guidance in current general accepted accounting principles. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early application is permitted in any period after issuance. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842; otherwise, an entity should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this ASU, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This Update provides another transition method which allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities that elect this approach should report comparative periods in accordance with ASC 840, Leases. In addition, this Update provides a practical expedient under which lessors may elect, by class of underlying assets, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (a) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (b) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with ASC 606, Revenue from Contracts with Customers. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC 842. If a lessor elects the practical expedient, certain disclosures are required. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes the Disclosure Requirements for Fair Value Measurements. The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits (Topic 715-20). This Update amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The Update eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The Update also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This Update is effective for public business entities for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis. For all other entities, this Update is effective for fiscal years ending after December 15, 2021. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This Update addresses customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This Update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments in this Update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815). The amendments in this Update permit use of the Overnight Index Swap (OIS) rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (LIBOR) swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. For entities that have not already adopted Update 2017-12, the amendments in this Update are required to be adopted concurrently with the amendments in Update 2017-12. For public business entities that already have adopted the amendments in Update 2017-12, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities that already have adopted the amendments in Update 2017-12, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period upon issuance of this Update if an entity already has adopted Update 2017-12. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In November, 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), which made the following targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements (1) clarified that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (2) add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and (3) require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. This Update is not expected to have a significant impact on the Corporation’s financial statements.

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), which addressed implementation questions arising from stakeholders in regard to ASU 2016-02, Leases. Specifically addressed in this Update were issues related to 1) sales taxes and other similar taxes collected from lessees, 2) certain lessor costs, and 3) recognition of variable payments for contracts with lease and nonlease components. The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective but can be early adopted. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Update 2016-02 (for example, January 1, 2019, for calendar-year-end public business entities). The Corporation is currently evaluating the impact the adoption of the standard will have on the Corporation’s financial position or results of operations. Based on the Corporation’s preliminary analysis of its current portfolio, the impact to the Corporation’s balance sheet is estimated to result in an increase of $10,294,000 in assets and liabilities. The Corporation also anticipates additional disclosures to be provided at adoption.
NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component shown, net of tax and parenthesis indicating debits to net income, as of December 31, 2018, 2017, and 2016 were as follows:

	Twelve Months Ended December 31, 2018			Twelve Months Ended December 31, 2017			Twelve Months Ended December 31, 2016
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities*	Defined Benefit Plan*	Total*	Net Unrealized Gain (Loss) on Available for Sale Securities*	Defined Benefit Plan*	Total*	Net Unrealized Gain (Loss) on Available for Sale Securities*	Defined Benefit Plan*	Total*
Beginning balance	$(54)	$(4,920)	$(4,974)	$(639)	$(4,289)	$(4,928)	$258	$(4,057)	$(3,799)
Other comprehensive income (loss) before reclassifications	(806)	(486)	(1,292)	990	63	1,053	167	(333)	(166)
Amounts reclassified from accumulated other comprehensive (loss) income	37	130	167	(396)	115	(281)	(1,064)	101	(963)
Net current-period other comprehensive income (loss)	(769)	(356)	(1,125)	594	178	772	(897)	(232)	(1,129)
Reclassification of certain income tax effects from accumulated other comprehensive loss	—	—	—	(9)	(809)	(818)	—	—	—
Reclassification from adoption of 2016-01	(537)	—	(537)	—	—	—	—	—	—
Ending balance	$(1,360)	$(5,276)	$(6,636)	$(54)	$(4,920)	$(4,974)	$(639)	$(4,289)	$(4,928)
* Amounts net of 34% tax rate for 2016 and 21% for 2018 and 2017

The adoption of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities requires equity securities to run through the income statement and therefore the reclassification of prior accumulated losses are reflected above.

The preceding table includes current guidance issued related to Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The Corporation has elected to reclassify the portion in accumulated other comprehensive income (AOCI) that would have been otherwise stranded. Amounts were reclassified for both components included in AOCI and their ending balance as of December 31, 2018 and 2017 is net of tax at the 21% corporate tax rate, and at 34% corporate tax rate as of December 31, 2016.

The reclassifications out of accumulated other comprehensive income shown, net of tax and parenthesis indicating debits to net income, as of December 31, 2018, 2017, and 2016 were as follows:

(In Thousands)	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Twelve Months Ended			Affected Line Item in the Consolidated Statement of Income
	December 31, 2018	December 31, 2017	December 31, 2016
Net realized (loss) gain on available for sale securities	$(47)	$600	$1,611	Securities gains (losses), net
Income tax effect	10	(204)	(547)	Income tax provision
	$(37)	$396	$1,064

Net unrecognized pension income (expense)	$(165)	$(174)	$(153)	Salaries and employee benefits
Income tax effect	35	59	52	Income tax provision
	$(130)	$(115)	$(101)

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

	Year Ended December 31,
	2018	2017	2016
Weighted average common shares issued	5,010,404	5,008,073	5,005,971
Average treasury stock shares	(320,150)	(302,471)	(270,514)
Weighted average common shares used to calculate basic and diluted earnings per share	4,690,254	4,705,602	4,735,457

There were a total of 263,700 non-qualified employee stock options (Note 14) outstanding on December 31, 2018 that had a weighted average strike price of $45.12. Options on December 31, 2017 had an average strike price of $43.59 with a total of 93,500 options outstanding. Grants outstanding at year-end 2016 totaled to 26,500 options with an average strike price of $42.03. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for all periods presented due to the average market price of common shares being less than the strike price of the options.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost, gross gains and losses, and fair values of investment securities at December 31, 2018 and 2017 are as follows:

	2018
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$6,385	$8	$(240)	$6,153
State and political securities	79,358	609	(426)	79,541
Other debt securities	50,264	17	(1,690)	48,591
Total debt securities	$136,007	$634	$(2,356)	$134,285

Investment equity securities:
Financial institution equity securities	$328	$224	$—	$552
Other equity securities	1,300	—	(76)	1,224
Total equity securities	$1,628	$224	$(76)	$1,776

Trading:
Other equity securities	$49	$—	$(13)	$36
Trading investment equity securities	$49	$—	$(13)	$36

	2017
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$4,273	$51	$(111)	$4,213
State and political securities	56,295	411	(198)	56,508
Other debt securities	48,806	180	(1,080)	47,906
Total debt securities	$109,374	$642	$(1,389)	$108,627

Investment equity securities:
Financial institution equity securities	$537	$728	$—	$1,265
Other equity securities	1,300	—	(49)	1,251
Total equity securities	$1,837	$728	$(49)	$2,516

Trading:
Financial institution equity securities	$20	$—	$—	$20
Other equity securities	192	2	(24)	170
Trading investment equity securities	$212	$2	$(24)	$190

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2018 and 2017.

	2018
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale (AFS)
Mortgage-backed securities	$3,023	$(75)	$2,930	$(165)	$5,953	$(240)
State and political securities	14,819	(128)	13,648	(298)	28,467	(426)
Other debt securities	10,133	(153)	34,776	(1,537)	44,909	(1,690)
Total Debt Securities AFS	$27,975	$(356)	$51,354	$(2,000)	$79,329	$(2,356)

	2017
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale (AFS)
Mortgage-backed securities	$981	$(12)	$2,276	$(99)	$3,257	$(111)
State and political securities	15,691	(104)	3,018	(94)	18,709	(198)
Other debt securities	7,512	(148)	28,517	(932)	36,029	(1,080)
Total Debt Securities AFS	$24,184	$(264)	$33,811	$(1,125)	$57,995	$(1,389)

At December 31, 2018 there were 23 individual securities in a continuous unrealized loss position for less than twelve months and 47 individual securities in a continuous unrealized loss position for greater than twelve months.

The Corporation reviews its position quarterly and has asserted that at December 31, 2018 and 2017, the declines outlined in the above table represent temporary declines and the Corporation does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Corporation has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,135	$3,134
Due after one year to five years	41,923	40,883
Due after five years to ten years	69,978	69,316
Due after ten years	20,971	20,952
Total	$136,007	$134,285

Total gross proceeds from sales of securities available for sale were $19,296,000, $25,528,000, and $44,829,000 for 2018, 2017, and 2016, respectively.  The following table represents gross realized gains and losses on those transactions:

	Year Ended December 31,
(In Thousands)	2018	2017	2016
Gross realized gains:
U.S. Government and agency securities	$—	$—	$11
Mortgage-backed securities	27	69	35
State and political securities	19	408	787
Other debt securities	3	53	283
Total gross realized gains	$49	$530	$1,116
Gross realized losses:
U.S. Government and agency securities	$—	$—	$5
Asset-backed securities	—	—	13
State and political securities	86	18	1
Other debt securities	10	51	189
Total gross realized losses	$96	$69	$208

Gross realized gains:
Financial institution equity securities	—	288	572
Other equity securities	—	—	217
Total gross realized gains	$—	$288	$789
Gross realized losses:
Financial institution equity securities	—	—	—
Other equity securities	—	149	86
Total gross realized losses	$—	$149	$86

There were no impairment charges included in gross realized losses for the years ended December 31, 2018, 2017, and 2016.

Investment securities with a carrying value of approximately $73,327,000 and $89,736,000 at December 31, 2018 and 2017, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

Equity securities consist of Community Reinvestment Act funds along with other smaller investments in other financial institutions. At December 31, 2018 and December 31, 2017, we had $1,776,000 and $2,516,000, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. At December 31, 2017, net unrealized gains of $679,000 had been recognized in AOCI. On January 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net equity securities gains (losses). The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the year ended December 31, 2018:

(In Thousands)	2018
Net losses recognized in equity securities during the period	$(170)
Less: Net gains realized on the sale of equity securities during the period	361
Unrealized losses recognized in equity securities held at reporting date	$(531)

Net gains and losses on trading account securities are as follows for the for the years ended December 31, 2018, 2017, and 2016.

(In Thousands)	2018	2017	2016
Net (losses) gain on sales transaction	$(6)	$16	$51
Net mark-to-market gains (losses)	9	(24)	7
Net gain (loss) on trading account securities	$3	$(8)	$58

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

NOTE 6 - LOAN CREDIT QUALITY AND RELATED ALLOWANCE FOR LOAN LOSSES

Management segments the Banks' loan portfolio to a level that enables risk and performance monitoring according to similar risk characteristics.  Loans are segmented based on the underlying collateral characteristics.  Categories include commercial, financial, and agricultural, real estate, consumer automobile, and other consumer installment loans.  Real estate loans are further segmented into three categories: residential, commercial, and construction.

The following table presents the related aging categories of loans, by segment, as of December 31, 2018 and 2017:

	2018
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial, financial, and agricultural	$182,651	$616	$—	$5,294	$188,561
Real estate mortgage:
Residential	611,281	7,688	1,238	2,172	622,379
Commercial	361,624	2,349	—	7,722	371,695
Construction	43,144	305	—	74	43,523
Consumer automobile loans	132,713	412	27	31	133,183
Other consumer installment loans	23,902	636	9	5	24,552
	1,355,315	$12,006	$1,274	$15,298	1,383,893
Net deferred loan fees and discounts	864				864
Allowance for loan losses	(13,837)				(13,837)
Loans, net	$1,342,342				$1,370,920

	2017
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial, financial, and agricultural	$178,022	$663	$86	$114	$178,885
Real estate mortgage:
Residential	588,278	6,853	318	1,628	597,077
Commercial	325,148	1,823	80	4,968	332,019
Construction	31,547	116	20	—	31,683
Consumer automobile loans	79,595	87	—	32	79,714
Other consumer installment loans	26,740	202	5	17	26,964
	1,229,330	$9,744	$509	$6,759	1,246,342
Net deferred loan fees and discounts	272				272
Allowance for loan losses	(12,858)				(12,858)
Loans, net	$1,216,744				$1,233,756

The following table presents the interest income if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans as of December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018		2017		2016
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$289	$235	$23	$15	$6	$—
Real estate mortgage:
Residential	123	88	147	98	151	101
Commercial	405	212	390	238	496	105
Construction	5	4	—	—	—	—
Consumer automobile loans	7	5	1	—	—	—
Other consumer installment loans	1	1	4	3	3	2
	$830	$545	$565	$354	$656	$208

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of December 31, 2018 and 2017:

	2018
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,152	$1,152	$—
Real estate mortgage:
Residential	2,619	2,619	—
Commercial	2,457	2,457	—
Construction	74	74	—
Consumer automobile loans	31	31	—
Other consumer installment loans	—	—	—
	6,333	6,333	—
With an allowance recorded:
Commercial, financial, and agricultural	4,111	4,111	650
Real estate mortgage:
Residential	1,591	1,591	168
Commercial	9,207	9,207	1,720
Construction	—	—	—
Consumer automobile loans	—	—	—
Other consumer installment loans	5	5	5
	14,914	14,914	2,543
Total:
Commercial, financial, and agricultural	5,263	5,263	650
Real estate mortgage:
Residential	4,210	4,210	168
Commercial	11,664	11,664	1,720
Construction	74	74	—
Consumer automobile loans	31	31	—
Other consumer installment loans	5	5	5
	$21,247	$21,247	$2,543

	2017
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,033	$1,033	$—
Real estate mortgage:
Residential	1,428	1,428	—
Commercial	1,465	1,465	—
Construction	—	—	—
Consumer automobile loans	—	—	—
Other consumer installment loans	—	—	—
	3,926	3,926	—
With an allowance recorded:
Commercial, financial, and agricultural	235	235	96
Real estate mortgage:
Residential	2,304	2,353	367
Commercial	7,981	8,031	1,721
Construction	—	—	—
Consumer automobile loans	—	—	—
Other consumer installment loans	—	—	—
	10,520	10,619	2,184
Total:
Commercial, financial, and agricultural	1,268	1,268	96
Real estate mortgage:
Residential	3,732	3,781	367
Commercial	9,446	9,496	1,721
Construction	—	—	—
Consumer automobile loans	—	—	—
Other consumer installment loans	—	—	—
	$14,446	$14,545	$2,184

The following table presents the average recorded investment in impaired loans and related interest income recognized for December 31, 2018, 2017, and 2016:

	2018
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$2,018	$71	$168
Real estate mortgage:
Residential	3,962	134	87
Commercial	9,524	235	194
Construction	15	—	4
Consumer automobile loans	14	—	1
Other consumer installment loans	1	—	1
	$15,534	$440	$455

	2017
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$727	$41	$7
Real estate mortgage:
Residential	3,233	75	91
Commercial	11,551	186	233
Construction	—	—	—
Consumer automobile loans	—	—	—
Other consumer installment loans	5	—	1
	$15,516	$302	$332

	2016
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$400	$16	$1
Real estate mortgage:
Residential	3,471	89	101
Commercial	12,887	187	110
Construction	138	—	—
Consumer automobile loans	—	—	—
Other consumer installment loans	—	—	—
	$16,896	$292	$212

At December 31, 2018, additional funds totaling $14,000 are committed to be advanced in connection with impaired loans.

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

Loan modifications that are considered TDRs completed during the twelve months ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018			2017
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	1	$1,027	$1,027	—	$—	$—
Real estate mortgage:
Residential	3	419	419	6	1,015	1,015
Commercial	1	106	106	2	371	371
Construction	—	—	—	—	—	—
Other consumer installment loans	—	—	—	—	—	—
Total	5	$1,552	$1,552	8	$1,386	$1,386

Of the five new troubled debt restructurings that were granted for the year ended December 31, 2018, four loans totaling $1,546,000 were granted payment concessions and one loan totaling $6,000 was granted a term concession.
Of the eight new troubled debt restructurings that were granted for the year ended December 31, 2017, six loans totaling $1,061,000 were granted payment concessions, one loan totaling $273,000 was granted a rate concession, and one loan totaling $52,000 was granted a term concession.

Loan modifications considered troubled debt restructurings made during the twelve months previous to December 31, 2018, that have defaulted during the twelve month period ending December 31, 2018 were as follows:

	Year Ended December 31, 2018
(In Thousands, Except Number of Contracts)	Number of Contracts	Recorded Investment
Commercial, financial, and agricultural	—	$—
Real estate mortgage:
Residential	1	1
Commercial	—	—
Total	1	$1

There were no loan modifications considered troubled debt restructurings made during the twelve months previous to December 31, 2017 that have defaulted during the corresponding twelve month period.

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Banks have a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external annual loan review of large commercial relationships is performed, as well as a sample of smaller transactions.  During 2018, the threshold for the annual loan review was commercial relationships $1,750,000 or greater for JSSB and $1,500,000 or greater for Luzerne. Confirmation of the appropriate risk category is included in the review.  Detailed reviews, including plans for resolution, are performed on loans classified as Substandard, Doubtful, or Loss on a quarterly basis.

The following table presents the credit quality categories identified above as of December 31, 2018 and 2017:

	2018
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$179,840	$619,800	$351,703	$43,523	$133,183	$24,552	$1,352,601
Special Mention	3,426	694	6,587	—	—	—	10,707
Substandard	5,295	1,885	13,405	—	—	—	20,585
Total	$188,561	$622,379	$371,695	$43,523	$133,183	$24,552	$1,383,893

	2017
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$175,603	$593,828	$311,209	$31,535	$79,714	$26,964	$1,218,853
Special Mention	738	1,043	7,337	—	—	—	9,118
Substandard	2,544	2,206	13,473	148	—	—	18,371
Total	$178,885	$597,077	$332,019	$31,683	$79,714	$26,964	$1,246,342

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

For the general allowances historical loss trends are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by other qualitative factors.  A historical charge-off factor is calculated utilizing a twelve quarter moving average.  However, management may adjust the moving average time frame by up to four quarters to adjust for variances in the economic cycle. Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.  The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; and concentrations of credit from a loan type, industry, and/or geographic standpoint. There was a substantial increase in our indirect loan portfolio in 2018 which resulted in an increase of 10 basis points within this qualitative factor. Recent industry losses in construction loans warrants a higher qualitative factor. Additionally, the tenure of our credit department allowed us to incur a slight adjustment within our experience factor. Due to an increase in foreclosures nationally, we adjusted our residential loans category accordingly.

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

Over the last three years, various quantitative and qualitative factors indicate changes in our provision for loan losses. The provision for commercial and agricultural loans increased based on changes in the economic cycle and our historical loss factors within this loan type. The change in the provision for residential real estate loans vary based on our observations of industry trends during 2018 in national and market area foreclosure rates. The provision for this loan type is adjusted by national indices as well as our historical losses. The provision for commercial and construction real estate loans declined as losses have been minimal and collateral positions have strenghtened. The provision for consumer automobiles has increased over the last three years. This is due to the increasing trend in volume of loans we have within this loan type. The provision for other consumer installment loans has remained steady in recent years based on consistent national and economic trends.

Activity in the allowance is presented for the twelve months ended December 31, 2018, 2017, and 2016:

	2018
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,177	$5,679	$4,277	$155	$804	$271	$495	$12,858
Charge-offs	(82)	(276)	(56)	—	(246)	(303)	—	(963)
Recoveries	36	74	—	7	16	74	—	207
Provision	549	139	(174)	(19)	754	217	269	1,735
Ending Balance	$1,680	$5,616	$4,047	$143	$1,328	$259	$764	$13,837

	2017
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,554	$5,383	$4,975	$178	$143	$273	$390	$12,896
Charge-offs	(106)	(578)	(58)	—	(57)	(246)	—	(1,045)
Recoveries	135	55	1	9	2	75	—	277
Provision	(406)	819	(641)	(32)	716	169	105	730
Ending Balance	$1,177	$5,679	$4,277	$155	$804	$271	$495	$12,858

	2016
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,532	$5,116	$4,217	$160	$—	$243	$776	$12,044
Charge-offs	(167)	(39)	(93)	(2)	—	(229)	—	(530)
Recoveries	62	15	8	9	—	92	—	186
Provision	127	291	843	11	143	167	(386)	1,196
Ending Balance	$1,554	$5,383	$4,975	$178	$143	$273	$390	$12,896

The Corporation grants commercial, industrial, residential, and installment loans to customers throughout north-central and north-eastern Pennsylvania. Although the Corporation has a diversified loan portfolio at December 31, 2018 and 2017, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The amount of foreclosed residential real estate held at December 31, 2018 and December 31, 2017, totaled $624,000 and $422,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2018 and December 31, 2017, totaled $167,000 and $378,000, respectively.

The Corporation has a concentration of loans at December 31, 2018 and 2017 as follows:

	2018	2017
Owners of residential rental properties	14.61%	15.16%
Owners of commercial rental properties	12.24%	13.57%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 and 2017:

	2018
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment	Unallocated	Totals
(In Thousands)		Residential	Commercial	Construction
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$650	$168	$1,720	$—	$—	$5	$—	$2,543
Collectively evaluated for impairment	1,030	5,448	2,327	143	1,328	254	764	11,294
Total ending allowance balance	$1,680	$5,616	$4,047	$143	$1,328	$259	$764	$13,837
Loans:
Individually evaluated for impairment	$5,263	$4,210	$11,664	$74	$31	$5		$21,247
Collectively evaluated for impairment	183,298	618,169	360,031	43,449	133,152	24,547		1,362,646
Total ending loans balance	$188,561	$622,379	$371,695	$43,523	$133,183	$24,552		$1,383,893

	2017
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment	Unallocated	Totals
(In Thousands)		Residential	Commercial	Construction
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$96	$367	$1,721	$—	$—	$—	$—	$2,184
Collectively evaluated for impairment	1,081	5,312	2,556	155	804	271	495	10,674
Total ending allowance balance	$1,177	$5,679	$4,277	$155	$804	$271	$495	$12,858
Loans:
Individually evaluated for impairment	$1,268	$3,732	$9,446	$—	$—	$—		$14,446
Collectively evaluated for impairment	177,617	593,345	322,573	31,683	79,714	26,964		1,231,896
Total ending loans balance	$178,885	$597,077	$332,019	$31,683	$79,714	$26,964		$1,246,342

NOTE 7 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31, 2018 and 2017:

(In Thousands)	2018	2017
Land	$7,111	$7,107
Premises	21,640	20,808
Furniture and equipment	10,369	9,895
Leasehold improvements	2,911	2,311
Total	42,031	40,121
Less accumulated depreciation and amortization	14,451	12,735
Net premises and equipment	$27,580	$27,386
Depreciation and amortization related to premises and equipment for the years ended 2018, 2017, and 2016 was $1,789,000 $1,659,000, and $1,578,000, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLES

As of December 31, 2018 and 2017, goodwill had a gross carrying value of $17,380,000 and accumulated amortization of $276,000 resulting in a net carrying amount of $17,104,000.

The gross carrying amount of goodwill is tested for impairment in the third quarter of each fiscal year.  Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, there was no evidence of impairment of the carrying amount at December 31, 2018 or 2017.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  Since the acquisition, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible and a trade name intangible which are being amortized on an accelerated basis, and also book of business intangible that is being amortized on a straight-line basis over the useful life of such assets.  The net carrying amount of the core deposit intangible, the trade name intangible, and the book of business intangible at December 31, 2018 was $413,000, $30,000, and $719,000 respectively, with $1,468,000, $103,000, and $301,000 accumulated amortization as of that date.

As of December 31, 2018, the estimated future amortization expense for the core deposit and trade name intangible was:

(In Thousands)	Core Deposit Intangible	Trade Name Intangible	Book of Business Intangible
2019	$151	$11	$102
2020	117	8	102
2021	83	6	102
2022	48	4	102
2023	14	1	102
2024	—	—	102
2025	—	—	102
2026	—	—	5
	$413	$30	$719

NOTE 9 - TIME DEPOSITS

Time deposits of $250,000 or more totaled approximately $49,826,000 on December 31, 2018 and $43,262,000 on December 31, 2017. Interest expense on time deposits of $100,000 or more was approximately $2,238,000, $1,479,000, and $1,305,000, for the years ended December 31, 2018, 2017, and 2016, respectively.

At December 31, 2018, the scheduled maturities on time deposits of $100,000 or more are as follows:

(In Thousands)	2018
Three months or less	$38,367
Three months to six months	28,102
Six months to twelve months	23,534
Over twelve months	83,750
Total	$173,753

Total time deposit maturities are as follows at December 31, 2018:

(In Thousands)	2018
2019	$133,985
2020	74,062
2021	57,159
2022	14,878
2023	5,225
Thereafter	1,302
Total	$286,611

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and primarily FHLB advances, which generally represent overnight or less than six month borrowings.  In addition to the outstanding balances noted below, the Banks also have additional lines of credit totaling $57,000,000 available from correspondent banks other than the FHLB.  The outstanding balances and related information for short-term borrowings are summarized as follows at December 31, 2018, 2017, and 2016:

(In Thousands)	2018	2017	2016
Repurchase Agreements:
Balance at year end	$5,662	$7,878	$13,241
Maximum amount outstanding at any month end	8,431	13,782	17,827
Average balance outstanding during the year	7,043	10,425	15,394
Weighted-average interest rate:
At year end	0.20%	0.13%	0.16%
Paid during the year	0.13%	0.14%	0.18%
Overnight:
Balance at year end	$162,203	$92,870	$—
Maximum amount outstanding at any month end	162,203	92,870	24,346
Average balance outstanding during the year	78,043	15,559	3,124
Weighted-average interest rate:
At year end	2.62%	1.54%	—%
Paid during the year	2.24%	1.41%	0.57%

We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2018 and December 31, 2017 is presented in the following tables.

	2018	2017
	Remaining Contractual Maturity of the Agreements
(In Thousands)	Overnight and Continuous	Overnight and Continuous
Repurchase Agreements:
Mortgage-backed securities	$778	$1,898
State and political securities	1,003	6,894
Other debt securities	6,599	8,662
Total carrying value of collateral pledged	$8,380	$17,454

Total liability recognized for repurchase agreements	$5,662	$7,878

NOTE 11 - LONG-TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2018 and 2017:

(In Thousands)		Weighted Average Interest Rate		Stated Interest Rate Range
Description	Maturity	2018	2017	From	To	2018	2017
Variable	2018	—%	3.18%	3.18%	3.18%	$—	$10,000
Total Variable		—%	3.18%			—	10,000

Fixed	2018	—%	1.13%	1.13%	1.13%	—	2,000
Fixed	2019	1.84%	1.59%	1.54%	2.12%	32,292	17,292
Fixed	2020	1.91%	1.71%	1.62%	2.29%	43,333	28,333
Fixed	2021	2.73%	—%	2.45%	3.00%	30,000	—
Fixed	2022	2.24%	1.99%	1.98%	2.56%	23,000	13,000
Fixed	2023	3.10%	—%	3.10%	3.10%	10,000	—
Total Fixed		2.21%	1.72%			138,625	60,625
Total		2.21%	1.92%			$138,625	$70,625

(In Thousands) Year Ending December 31,	Amount	Weighted Average Rate
2019	$32,292	1.84%
2020	43,333	1.91%
2021	30,000	2.73%
2022	23,000	2.24%
2023	10,000	3.10%
	$138,625	2.21%

The Banks maintain a credit arrangement which includes a revolving line of credit with the FHLB.  Under this credit arrangement, at December 31, 2018, JSSB has a remaining borrowing capacity of $139,140,000 and Luzerne has a remaining capacity of $155,139,000, which are subject to annual renewal and typically incur no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of each Bank which consist principally of first mortgage loans and state and political securities, along with other securities.

In December 2012, JSSB entered in to a capital lease on a piece of land in Lewisburg, Pennsylvania. The carrying amount of the land as of December 31, 2018 and 2017 was $827,000. The present value of minimum lease payments at December 31, 2018 and 2017 was $317,000 and $345,000. The following is a schedule showing the future minimum lease payments under the capital lease by years and the present value of the minimum lease payments as of December 31, 2018. The interest rate related to the lease obligation is 2.75% and the maturity date is October 2023.

(In Thousands)	Lease Payment	Interest	Present Value of Minimum Lease Payment
2019	$38	$9	$29
2020	38	7	31
2021	38	7	31
2022	37	6	31
2023	200	5	195
	$351	$34	$317

NOTE 12 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset position at December 31, 2018 and 2017:

(In Thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$2,909	$2,714
Deferred compensation	1,339	1,235
Defined pension	624	684
Deferred loan fees and discounts	274	211
Investment securities allowance	52	45
Unrealized loss on available for sale securities	362	14
Other	752	727
Total	6,312	5,630
Deferred tax liabilities:
Investment security accretion	104	95
Depreciation	451	537
Amortization	603	610
Total	1,158	1,242
Deferred tax asset, net	$5,154	$4,388

No valuation allowance was established at December 31, 2018 and 2017, because of the Corporation’s ability to carry back capital losses to recover taxes paid in previous years and certain tax strategies, together with the anticipated future taxable income as evidenced by the Corporation’s earning potential. The Corporation is no longer subject to federal, state, and local examinations by tax authorities for years before 2014.

The provision or benefit for income taxes is comprised of the following for the year ended December 31, 2018, 2017, and 2016:

(In Thousands)	2018	2017	2016
Currently payable	$3,143	$5,690	$3,054
Deferred benefit	(324)	(955)	1,543
Change in corporate tax rate	—	2,724	—
Total provision	$2,819	$7,459	$4,597

A reconciliation between the expected income tax or benefit and the effective income tax rate on income before income tax provision or benefit follows for the year ended December 31, 2018, 2017, and 2016:

	2018		2017		2016
(In Thousands)	Amount	%	Amount	%	Amount	%
Provision at expected rate	$3,681	21.00%	$5,859	34.00%	$5,804	34.00%
(Decrease) increase in tax resulting from:
Tax-exempt income	(633)	(3.61)	(811)	(4.71)	(1,092)	(6.40)
Tax credits	(177)	(1.01)	(177)	(1.03)	(312)	(1.83)
Change in corporate tax rate	—	—	2,724	15.81	—	—
Other, net	(52)	(0.30)	(136)	(0.78)	197	1.16
Effective income tax provision and rate	$2,819	16.08%	$7,459	43.29%	$4,597	26.93%

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

The Corporation has a noncontributory defined benefit pension plan (the “Plan”) for all employees meeting certain age and length of service requirements that were hired prior to January 1, 2004, at which time entrance into the Plan was frozen.  The benefit accrual for the Plan was subsequently frozen at December 31, 2014. Benefits are based primarily on years of service and the average annual compensation during the highest five consecutive years within the final ten years of employment, until December 31, 2014 when the benefit accrual was frozen.

The following table sets forth the obligation and funded status as of December 31, 2018 and 2017:

(In Thousands)	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$20,669	$19,289
Interest cost	706	756
Actuarial loss	141	159
Benefits paid	(797)	(782)
Other, change in actuarial assumptions	(1,697)	1,247
Benefit obligation at end of year	$19,022	$20,669

Change in plan assets:
Fair value of plan assets at beginning of year	$17,486	$15,090
Actual return on plan assets	(1,078)	2,424
Employer contribution	750	750
Benefits paid	(797)	(782)
Adjustment to fair value of plan assets	5	4
Fair value of plan assets at end of year	16,366	17,486
Funded status	$(2,656)	$(3,183)

Accounts recognized on balance sheet as:
Total liabilities	$(2,656)	$(3,183)

Amounts not yet recognized as a component of net periodic pension cost:
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$6,678	$6,227

The accumulated benefit obligation for the Plan was $19,022,000 and $20,669,000 at December 31, 2018 and 2017, respectively.

Components of Net Periodic Cost and Other Amounts Recognized in Other Comprehensive Income (Loss) as of December 31, 2018, 2017, and 2016 are as follows:

(In Thousands)	2018	2017	2016
Net periodic pension cost:
Service cost	$—	$—	$55
Interest cost	706	756	775
Expected return on plan assets	(1,098)	(926)	(989)
Amortization of unrecognized net loss	165	174	153
Net periodic (benefit) cost	$(227)	$4	$(6)

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31, 2018, 2017, and 2016:

	2018	2017	2016
Discount rate	4.10%	3.47%	3.98%
Rate of compensation increase	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Discount rate	3.47%	3.98%	4.17%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Plan’s weighted-average asset allocations at December 31, 2018 and 2017 by asset category are as follows:

Asset Category	2018	2017
Cash	4.70%	4.96%
Fixed income securities	12.98%	11.42%
Equity	64.26%	66.90%
Inflation Hedges/Real Assets	5.90%	5.82%
Hedged Strategies	12.16%	10.90%
Total	100.00%	100.00%
The investment objective for the Plan is to maximize total return with tolerance for slightly above average risk, meaning the fund is able to tolerate short-term volatility to achieve above-average returns over the long term.

Asset allocation favors equities, with target allocation of approximately 62% equity securities, 15.0% fixed income securities, 10% inflation hedges/real assets, 10% hedged strategies, and 3% cash.  Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between the acceptable ranges.  The equity portfolio’s exposure is primarily in mid and large capitalization domestic equities with limited exposure to small capitalization and international stocks.

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

The following table sets forth by level, within the fair value hierarchy detailed in Note 21 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2018 and 2017:

	2018
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$770	$—	$—	$770
Mutual funds - taxable fixed income	2,120	—	—	2,120
Mutual funds - domestic equity	8,550	—	—	8,550
Mutual funds - international equity	1,970	—	—	1,970
Inflation Hedges/Real Assets	965	—	—	965
Hedged Strategies	1,991	—	—	1,991
Total assets at fair value	$16,366	$—	$—	$16,366

	2017
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$868	$—	$—	$868
Mutual funds - taxable fixed income	1,992	—	—	1,992
Mutual funds - domestic equity	9,358	—	—	9,358
Mutual funds - international equity	2,343	—	—	2,343
Inflation Hedges/Real Assets	1,019	—	—	1,019
Hedged Strategies	1,906	—	—	1,906
Total assets at fair value	$17,486	$—	$—	$17,486

The following future benefit payments are expected to be paid:

(In Thousands)
2019	$886
2020	918
2021	910
2022	929
2023	1,000
2024-2028	5,444
$10,087

The Corporation expects to contribute a minimum of $500,000 to its Pension Plan in 2019.

401(k) Savings Plan

The Corporation also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Corporation may make matching contributions equal to a discretionary percentage that is determined by the Board of Directors.  Participants are at all times fully vested in their contributions and vest over a period of five years regarding the employer contribution.  Contribution expense was approximately $428,000, $369,000, and $215,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

Deferred Compensation Plan

The Corporation has a deferred compensation plan whereby participating directors elect to forego directors’ fees paid in cash.  Under this plan, the Corporation will make payments for a ten-year period beginning at the later of age 65 or ceasing to be a director in most cases or at death, if earlier, at which time payments would be made to their designated beneficiaries.

To fund benefits under the deferred compensation plan, the Corporation has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Corporation. The Corporation incurred expenses related to the plan of $370,000, $330,000, and $303,000 for the years ended December 31, 2018, 2017, and 2016, respectively.  Benefits paid under the plan were approximately $59,000, $79,000, and $85,000 in 2018, 2017, and 2016, respectively.

NOTE 14 - STOCK OPTIONS

In 2014, the Corporation adopted the 2014 Equity Incentive Plan designed to help the Corporation attract, retain, and motivate employees and non-employee directors. Incentive stock options, non-qualified stock options, and restricted stock may be granted as part of the plan.

On March 24, 2017, the Corporation issued 70,000 stock options with a strike price of $44.21 to employees. The options granted in 2017 all expire ten years from the grant date; however, of the 70,000 grants awarded, 46,250 of the options have a three year vesting period while the remaining 23,750 options vest in five years. The Corporation issued a total of 174,700 stock options during 2018 and expire ten years from the grant date. On January 5, 2018 a total of 25,000 options were issued and the remaining 149,700 options were issued on August 24, 2018. Of the 174,700 options issued, 62,700 have a vesting period of three years and the remaining 112,000 options vest in five years.

A summary of stock option activity for the year ended December 31, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	34,750	42.03	9.67	14,943
Granted	—	—
Exercised	—	—
Forfeited	(8,250)	42.03
Expired	—	—
Outstanding at December 31, 2016	26,500	42.03	8.66	224,455
Granted	70,000	44.21	9.23
Exercised	—	—
Forfeited	(3,000)	44.21
Expired	—	—
Outstanding at December 31, 2017	93,500	$43.59	8.79	$279,365
Granted	174,700	45.87	9.56
Exercised	—	—
Forfeited	(4,500)	42.76
Expired	—	—
Outstanding at December 31, 2018	263,700	$45.12	8.97	$—

Options exercisable at December 31, 2018	—	$—	—	$—

On December 31, 2018, a total of 263,700 options were outstanding. Outstanding options at December 31, 2018 and the related vesting schedules are summarized below:

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

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during 2018 and 2017 (no options were issued during 2016):

	2018	2017
Risk-free interest rate	2.68%	1.90%
Expected volatility	24.78%	27.63%
Expected dividend yield	2.16%	4.20%
Expected life	7.15 years	6.84 years
Weighted average grant date fair value per option	$7.72	$8.99

The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straightline basis over the options’ vesting periods while ensuring that the cumulative amount of compensation cost recognized at least equals the value of the vested portion of the award at that date. The Corporation determines the fair value of options granted using the Black-Scholes option-pricing model. The risk-free interest rate is based on the United States Treasury bond with a similar term to the expected life of the options at the grant date. Expected volatility was estimated based on the adjusted historic volatility of the Corporation’s shares. The expected life was estimated to equal the contractual life of the options. The dividend yield rate was based upon recent historical dividends paid on shares.

For the years ended December 31, 2018, 2017, and 2016 there was $486,000, $29,000, and $19,000 in total share-based compensation expense, respectively. The compensation expense is recorded as part of the non-interest expenses in the Consolidated Statement of Income.

As of December 31, 2018, total unrecognized compensation costs related to non-vested options was $1,685,000 which is expected to be recognized over a period of 3.69 years.

NOTE 15 - EMPLOYEE STOCK PURCHASE PLAN

The Corporation maintains the Penns Woods Bancorp, Inc. Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Corporation. The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually. There were 2,359 and 2,230 shares issued under the plan for the years ended December 31, 2018 and 2017, respectively.

NOTE 16 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Corporation and the Banks, including their immediate families and companies in which they are principal owners (more than ten percent), are indebted to the Corporation.  Such indebtedness was incurred in the ordinary course of business on the same terms and at those rates prevailing at the time for comparable transactions with others.

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31, 2018 and 2017:

(In Thousands)	Beginning Balance	New Loans	Repayments	Ending Balance
2017	$8,877	$13,147	$(3,013)	$19,011
2018	19,011	5,602	(6,822)	17,791

Deposits from related parties held by the Banks amounted to $16,836,000 at December 31, 2018 and $21,700,000 at December 31, 2017.

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES

The following schedule shows future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2018:

(In Thousands)
2019	$546
2020	560
2021	563
2022	456
2023	601
Thereafter	2,117
$4,843

The Corporation’s operating lease obligations represent short and long-term lease and rental payments for facilities and equipment.  Total rental expense for all operating leases for the years ended December 31, 2018, 2017, and 2016 were $583,000, $584,000, and $573,000, respectively.

The Corporation is subject to lawsuits and claims arising out of its business.  There are no such legal proceedings or claims currently pending or threatened other than those encountered during the normal course of business.

NOTE 18 - OFF-BALANCE SHEET RISK

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amount recognized in the Consolidated Balance Sheet. The contract amounts of these instruments express the extent of involvement the Corporation has in particular classes of financial instruments.

The Corporation’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The Corporation may require collateral or other security to support financial instruments with off-balance sheet credit risk.

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2018 and 2017:

(In Thousands)	2018	2017
Commitments to extend credit	$166,417	$264,982
Standby letters of credit	10,566	10,406
Credit exposure from the sale of assets with recourse	6,152	4,893

Commitments to extend credit are legally binding agreements to lend to customers.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements.  The Corporation evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Corporation, on an extension of credit is based on management’s credit assessment of the counterparty.

Standby letters of credit represent conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  These instruments are issued primarily to support bid or performance related contracts.  The coverage period for these instruments is typically a one year period with an annual renewal option subject to prior approval by management.  Fees earned from the issuance of these letters are recognized upon expiration of the coverage period.  For secured letters of credit, the collateral is typically Bank deposit instruments or customer business assets.

NOTE 19 - CAPITAL REQUIREMENTS

Federal regulations require the Corporation and the Banks to maintain minimum amounts of capital.  Specifically, each is required to maintain certain minimum dollar amounts and ratios of Common Equity Tier 1, Total, and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.”  Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions.

As of December 31, 2018 and 2017, the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, common equity tier I risk-based, tier I risked-based, total risk-based, and tier I leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively.

.

The Corporation’s and the Banks' actual capital ratios (using the definitions from the prompt corrective action rules) are presented in the following tables, which shows that the Corporation and both Banks met all regulatory capital requirements.

Consolidated Corporation

	2018		2017
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$132,543	10.178%	$125,513	11.254%
For Capital Adequacy Purposes	58,601	4.500%	50,187	4.500%
Minimum To Maintain Capital Conservation Buffer	83,018	6.375%	64,128	5.750%
To Be Well Capitalized	84,646	6.500%	72,493	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$142,876	10.972%	$132,094	11.844%
For Capital Adequacy Purposes	104,175	8.000%	89,223	8.000%
Minimum To Maintain Capital Conservation Buffer	128,591	9.875%	103,164	9.250%
To Be Well Capitalized	130,219	10.000%	111,528	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$132,543	10.178%	$125,513	11.254%
For Capital Adequacy Purposes	78,135	6.000%	66,916	6.000%
Minimum To Maintain Capital Conservation Buffer	102,552	7.875%	80,857	7.250%
To Be Well Capitalized	104,180	8.000%	89,222	8.000%
Tier I Capital (to Average Assets)
Actual	$132,543	8.176%	$125,513	8.766%
For Capital Adequacy Purposes	64,845	4.000%	57,273	4.000%
To Be Well Capitalized	81,056	5.000%	71,591	5.000%

Jersey Shore State Bank

	2018		2017
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$94,105	9.879%	$88,289	10.120%
For Capital Adequacy Purposes	42,866	4.500%	39,259	4.500%
Minimum To Maintain Capital Conservation Buffer	60,727	6.375%	50,164	5.750%
To Be Well Capitalized	61,917	6.500%	56,707	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$102,534	10.764%	$93,145	10.677%
For Capital Adequacy Purposes	76,205	8.000%	69,791	8.000%
Minimum To Maintain Capital Conservation Buffer	94,066	9.875%	80,696	9.250%
To Be Well Capitalized	95,256	10.000%	87,239	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$94,105	9.879%	$88,289	10.120%
For Capital Adequacy Purposes	57,155	6.000%	52,345	6.000%
Minimum To Maintain Capital Conservation Buffer	75,015	7.875%	63,251	7.250%
To Be Well Capitalized	76,206	8.000%	69,794	8.000%
Tier I Capital (to Average Assets)
Actual	$94,105	7.724%	$88,289	8.235%
For Capital Adequacy Purposes	48,734	4.000%	42,885	4.000%
To Be Well Capitalized	60,917	5.000%	53,606	5.000%

Luzerne Bank

	2018		2017
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$35,378	10.061%	$31,116	9.731%
For Capital Adequacy Purposes	15,824	4.500%	14,389	4.500%
Minimum To Maintain Capital Conservation Buffer	22,417	6.375%	18,386	5.750%
To Be Well Capitalized	22,856	6.500%	20,785	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$37,283	10.603%	$32,533	10.174%
For Capital Adequacy Purposes	28,130	8.000%	25,581	8.000%
Minimum To Maintain Capital Conservation Buffer	34,723	9.875%	29,578	9.250%
To Be Well Capitalized	35,163	10.000%	31,977	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$35,378	10.061%	$31,116	9.731%
For Capital Adequacy Purposes	21,098	6.000%	19,186	6.000%
Minimum To Maintain Capital Conservation Buffer	27,691	7.875%	23,183	7.250%
To Be Well Capitalized	28,131	8.000%	25,581	8.000%
Tier I Capital (to Average Assets)
Actual	$35,378	8.655%	$31,116	8.384%
For Capital Adequacy Purposes	16,350	4.000%	14,845	4.000%
To Be Well Capitalized	20,438	5.000%	18,557	5.000%

NOTE 20 - REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks. Accordingly, at December 31, 2018, the balance in the additional paid in capital account totaling $11,657,000 for JSSB and $42,214,000 for Luzerne is unavailable for dividends.

The Banks are subject to regulatory restrictions, which limit the ability to loan funds to Penns Woods Bancorp, Inc. At December 31, 2018, the regulatory lending limit amounted to approximately $18,895,000.

Cash and Due from Banks

JSSB and Luzerne had no reserve requirements by the district Federal Reserve Bank at December 31, 2018 or 2017; however, if they did they would be reported with cash and due from banks. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of December 31, 2018 and 2017, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2018
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$6,153	$—	$6,153
State and political securities	—	79,541	—	79,541
Other debt securities	—	48,591	—	48,591
Investment equity securities:
Financial institution equity securities	552	—	—	552
Other equity securities	1,224	—	—	1,224
Investment securities, trading:
Other equity securities	36	—	—	36

	2017
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$4,213	$—	$4,213
State and political securities	—	56,508	—	56,508
Other debt securities	—	47,906	—	47,906
Investment equity securities:
Financial institution equity securities	1,265	—	—	1,265
Other equity securities	1,251	—	—	1,251
Investment securities, trading:
Other equity securities	190	—	—	190

The following table presents the assets reported on the balance sheet at their fair value on a non-recurring basis as of December 31, 2018 and 2017, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2018
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$18,704	$18,704
Other real estate owned	—	—	402	402

	2017
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$12,262	$12,262
Other real estate owned	—	—	143	143

The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of December 31, 2018 and 2017:

	2018
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$12,929	Discounted cash flow	Temporary reduction in payment amount	7% to (70)%	(6)%
			Probability of default	—%
	5,775	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (90)%	(20)%
Other real estate owned	$402	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%

	2017
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$6,583	Discounted cash flow	Temporary reduction in payment amount	3% to (70)%	(4)%
			Probability of default	—%
	5,679	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (20)%	(17)%
Other real estate owned	$143	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.
The significant unobservable inputs used in the fair value measurement of the Corporation’s impaired loans using the discounted cash flow valuation technique include temporary changes in payment amounts and the probability of default.  Significant increases (decreases) in payment amounts would result in significantly higher (lower) fair value measurements.  The probability of default is 0% for impaired loans using the discounted cash flow valuation technique because all defaulted impaired loans are valued using the appraisal of collateral valuation technique.

The significant unobservable input used in the fair value measurement of the Corporation’s impaired loans using the appraisal of collateral valuation technique include appraisal adjustments, which are adjustments to appraisals by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The significant unobservable input used in the fair value measurement of the Corporation’s other real estate owned are the same inputs used to value impaired loans using the appraisal of collateral valuation technique.

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Corporation is required to disclose fair values for its financial instruments.  Fair values are made at a specific point in time, based on relevant market information and information about the financial instrument.  These fair values do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument.  Also, it is the Corporation’s general practice and intention to hold most of its financial instruments to maturity and not to engage in trading or sales activities.  Because no market exists for a significant portion of the Corporation’s financial instruments, fair values are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions can significantly affect the fair values.

Fair values have been determined by the Corporation using historical data and an estimation methodology suitable for each category of financial instruments.  The Corporation’s fair values, methods, and assumptions are set forth below for the Corporation’s other financial instruments.

As certain assets and liabilities, such as deferred tax assets, premises and equipment, and many other operational elements of the Corporation, are not considered financial instruments but have value, the fair value of financial instruments would not represent the full fair value of the Corporation.

The fair values of the Corporation’s financial instruments not required to be measured or reported at fair value are as follows at December 31, 2018 and 2017:

			Fair Value Measurements at December 31, 2018
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents (1)	$66,742	$66,742	$66,742	$—	$—
Restricted investment in bank stock	18,862	18,862	18,862	—	—
Loans held for sale (1)	2,929	2,929	2,929	—	—
Loans, net	1,370,920	1,381,581	—	—	1,381,581
Bank-owned life insurance (1)	28,627	28,627	28,627	—	—
Accrued interest receivable (1)	5,334	5,334	5,334	—	—

Financial liabilities:
Interest-bearing deposits	$899,089	$882,108	$612,478	$—	$269,630
Noninterest-bearing deposits (1)	320,814	320,814	320,814	—	—
Short-term borrowings (1)	167,865	167,865	167,865	—	—
Long-term borrowings	138,942	137,773	—	—	137,773
Accrued interest payable (1)	1,150	1,150	1,150	—	—
(1) The financial instrument is carried at cost at December 31, 2018, which approximate the fair value of the instruments

			Fair Value Measurements at December 31, 2017
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents	$27,243	$27,243	$27,243	$—	$—
Restricted investment in bank stock	13,332	13,332	13,332
Loans held for sale	1,196	1,196	1,196	—	—
Loans, net	1,233,756	1,264,584	—	—	1,264,584
Bank-owned life insurance	27,982	27,982	27,982	—	—
Accrued interest receivable	4,321	4,321	4,321	—	—

Financial liabilities:
Interest-bearing deposits	$843,004	$838,441	$611,187	$—	$227,254
Noninterest-bearing deposits	303,316	303,316	303,316	—	—
Short-term borrowings	100,748	100,748	100,748	—	—
Long-term borrowings	70,970	70,280	—	—	70,280
Accrued interest payable	502	502	502	—	—

The methods and assumptions used by the Corporation in estimating fair values of financial instruments at December 31, 2018 is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculation of the above tables. Prior period fair value calculations were ran on the assumption of entry pricing and therefore the comparability between the periods above are diminished.

Cash and Cash Equivalents, Trading Securities, Loans Held for Sale, Accrued Interest Receivable, Short-term Borrowings, and Accrued Interest Payable:

The fair value is equal to the carrying value.

Investment Debt Securities and Equity Securities:

The fair value of investment securities available for sale and investment equity securities are equal to the available quoted market price. If no quoted market price is available, fair value is determined by using the quoted market price for similar securities.  Regulatory stocks’ fair value is equal to the carrying value.

Loans:

Fair values are determined for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, commercial real estate, residential real estate, construction real estate, and other consumer.  Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using market discount rates that reflect the credit and interest rate risk inherent in the loan.  The estimate of maturity is based on the Corporation’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.

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

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW, and money market accounts, is equal to the amount payable on demand as of December 31, 2018 and 2017.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees Written:

There is no material difference between the notional amount and the fair value of off-balance sheet items at December 31, 2018 and 2017.  The contractual amounts of unfunded commitments and letters of credit are presented in Note 18.

NOTE 23 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31,

(In Thousands)	2018	2017
ASSETS:
Cash	$247	$132
Investment in subsidiaries:
Bank	140,476	131,637
Non-bank	2,694	5,685
Other assets	295	889
Total Assets	$143,712	$138,343
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$176	$149
Shareholders’ equity	143,536	138,194
Total liability and shareholders’ equity	$143,712	$138,343

CONDENSED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2018	2017	2016
Operating income:
Dividends from subsidiaries	$9,091	$11,352	$10,007
Equity in undistributed earnings of subsidiaries	6,973	(908)	3,128
Operating expenses	(1,360)	(671)	(660)
Net income	$14,704	$9,773	$12,475
Comprehensive income	$13,579	$10,545	$11,346

CONDENSED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$14,704	$9,773	$12,475
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(6,973)	908	(3,128)
Other, net	620	(525)	344
Net cash provided by operating activities	8,351	10,156	9,691
FINANCING ACTIVITIES:
Dividends paid	(8,818)	(8,837)	(8,903)
Issuance of common stock	582	116	101
Purchase of treasury stock	—	(1,881)	(574)
Net cash used for financing activities	(8,236)	(10,602)	(9,376)
NET INCREASE (DECREASE) IN CASH	115	(446)	315
CASH, BEGINNING OF YEAR	132	578	263
CASH, END OF YEAR	$247	$132	$578

NOTE 24 - CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, Except Per Share Data)	For the Three Months Ended
2018	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$13,201	$14,111	$15,198	$16,236
Interest expense	2,048	2,408	2,943	3,537
Net interest income	11,153	11,703	12,255	12,699
Provision for loan losses	160	335	480	760
Non-interest income, excluding securities gains	2,121	2,347	2,613	2,594
Securities gains (losses), net	(40)	15	(24)	(165)
Non-interest expense	9,277	9,517	9,681	9,532
Income before income tax provision	3,797	4,213	4,683	4,836
Income tax provision	589	733	857	640
Consolidated net income	$3,208	$3,480	$3,826	$4,196
Earnings per share - basic	$0.68	$0.74	$0.82	$0.89
Earnings per share - diluted	$0.68	$0.74	$0.82	$0.89

(In Thousands, Except Per Share Data)	For the Three Months Ended
2017	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$11,682	$12,209	$12,948	$13,138
Interest expense	1,346	1,385	1,496	1,670
Net interest income	10,336	10,824	11,452	11,468
Provision for loan losses	330	215	60	125
Non-interest income, excluding securities gains	2,452	2,775	2,442	2,483
Securities gains, net	199	(12)	298	107
Non-interest expense	8,985	9,063	9,566	9,248
Income before income tax provision	3,672	4,309	4,566	4,685
Income tax provision	986	1,223	1,282	3,968
Consolidated net income	$2,686	$3,086	$3,284	$717
Earnings per share - basic	$0.57	$0.65	$0.70	$0.16
Earnings per share - diluted	$0.56	$0.65	$0.70	$0.15

Note 25.  Revenue Recognition

On January 1, 2018, the Corporation adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606 using the modified retrospective method, and applied the guidance to all contracts in scope that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

Principal versus Agent Considerations

When more than one party is involved in providing goods or services to a customer, Topic 606 requires the Corporation to determine whether it is the principal or an agent in these transactions by evaluating the nature of its promise to the customer. An entity is a principal and therefore records revenue on a gross basis if it controls a promised good or service before transferring that good or service to the customer. An entity is an agent and records as revenue the net amount it retains for its agency services if its role is to arrange for another entity to provide the goods or services. The Corporation most commonly acts as a principal and records revenue on a gross basis, except in certain circumstances. As an example, revenues earned from interchange fees, in which the Corporation acts as an agent, are recorded as non-interest income, net of the related expenses paid to the principal. Brokerage and insurance commissions are recognized when The M Group's services to the broker dealer and investment representative are complete.

Debit Card Fees

Interchange fees are one source of debit and credit card income that is comprised of an amount merchants pay card-issuing banks for the processing of their electronic transactions as a form of payment. ATM service charges, check card usage, and POS debit card transactions generate interchange and debit card income. Per Topic 606 interchange and debit card transaction fees are reported net of related network costs. See Note 1 - Recent Accounting Pronouncements. Prior to the adoption of Topic 606, non-interest expense included network costs. Interchange and debit card transaction fees at December 31, 2018 are reported on a net basis of $1,534,000; for the corresponding periods of 2017 and 2016 such amounts were $1,312,000 and $1,327,000, respectively. The below table compares gross interchange and debit card transaction fees net network costs for 2018, 2017 and 2016:

(In Thousands)	2018	2017	2016
Debit card transaction fees	$2,117	$1,960	$1,896
Other processing service fees	275	263	314
Gross interchange and card based transaction fees	2,392	2,223	2,210
Network costs	858	911	883
Net interchange and card based transaction fees	$1,534	$1,312	$1,327

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer along with the Corporation’s President and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2018 of the design and operation of the Corporation’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, the Corporation’s President and Chief Executive Officer along with the Corporation’s Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2018.

There have been no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018. Management’s assessment did not identify any material weaknesses in the Corporation’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework" issued by COSO in May 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2018, the Corporation’s internal control over financial reporting was effective.

S.R. Snodgrass, P.C. an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K, and, as part of the audit, has issued  a report, which appears below, on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018.

Date:	March 12, 2019	/s/ Richard A. Grafmyre	/s/ Brian L. Knepp
		Chief Executive Officer	President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Penns Woods Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Penns Woods Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in
Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, of the Company, and our report dated March 12, 2019, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 12, 2019

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information appearing under the captions “The Board of Directors and its Committees,” “Election of Directors,” “Information as to Nominees and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Principal Officers of the Corporation,” and “Certain Transactions” in the Corporation’s Proxy Statement for the Corporation’s 2019 annual meeting of shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following tables provide certain information regarding securities issued or issuable under the Corporation’s equity compensation plan as of December 31, 2018:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	263,700	$45.12	319,050
Equity compensation plan not approved by security holders	—	—	—
Total	263,700	$45.12	319,050

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(b) Exhibits:

(3)(i)	Articles of Incorporation of the Registrant, as presently in effect.
(3)(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).
(10)(i)
Form of First Amendment to the Jersey Shore State Bank Amendment and Restatement of the Director Fee Agreement, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 29, 2006).

(10)(ii)
Employment Agreement, dated December 31, 2018, among Penns Woods Bancorp, Inc. and Brian L. Knepp (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 31, 2018).*

(10)(iii)
Amended and Restated Employment Agreement, dated September 27, 2018, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Richard A. Grafmyre (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 28, 2018).*

(10)(iv)
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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2018 and December 31, 2017; (ii) the Consolidated Statement of Income for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017, and 2016; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017, and 2016; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.  As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2018 and December 31, 2017; (ii) the Consolidated Statement of Income for the years ended December 31, 2018, 2017 and 2016; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017, and 2016; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017, and 2016; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.  As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2019	PENNS WOODS BANCORP, INC.
/s/ Richard A. Grafmyre
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer and Director	March 12, 2019
(Principal Executive Officer)

/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 12, 2019

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Chairman of the Board	March 12, 2019

/s/ Daniel K. Brewer
Daniel K. Brewer, Director	March 12, 2019

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 12, 2019

/s/ William J. Edwards
William J. Edwards, Director	March 12, 2019

/s/ James M. Furey, II
James M. Furey, II, Director	March 12, 2019

/s/ D. Michael Hawbaker
D. Michael Hawbaker, Director	March 12, 2019

/s/ Cameron W. Kephart
Cameron W. Kephart, Director	March 12, 2019

/s/ Leroy H. Keiler, III
Leroy H. Keiler, III, Director	March 12, 2019

/s/ Joseph E. Kluger
Joseph E. Kluger, Director	March 12, 2019

/s/ John G. Nackley
John G. Nackley, Director	March 12, 2019

/s/ Jill F. Schwartz
Jill F. Schwartz, Director	March 12, 2019

/s/ William H. Rockey
William H. Rockey, Director	March 12, 2019

/s/ Ronald A. Walko
Ronald A. Walko, Director	March 12, 2019