Form 10-Q
period 2019-03-31
PENNS WOODS BANCORP INC
filed 2019-05-10
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2019.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $8.33 par value	PWOD	The Nasdaq Global Select Market
On May 1, 2019 there were 4,692,305 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share Data)	2019	2018
ASSETS:
Noninterest-bearing balances	$31,211	$24,325
Interest-bearing balances in other financial institutions	42,385	42,417
Total cash and cash equivalents	73,596	66,742

Investment debt securities, available for sale, at fair value	141,762	134,285
Investment equity securities, at fair value	1,819	1,776
Investment securities, trading	42	36
Restricted investment in bank stock, at fair value	15,725	18,862
Loans held for sale	1,787	2,929
Loans	1,384,470	1,384,757
Allowance for loan losses	(13,792)	(13,837)
Loans, net	1,370,678	1,370,920
Premises and equipment, net	33,270	27,580
Accrued interest receivable	5,542	5,334
Bank-owned life insurance	28,812	28,627
Goodwill	17,104	17,104
Intangibles	1,091	1,162
Operating lease right-of-use asset	4,239	—
Deferred tax asset	4,241	5,154
Other assets	5,000	4,260
TOTAL ASSETS	$1,704,708	$1,684,771

LIABILITIES:
Interest-bearing deposits	$987,404	$899,089
Noninterest-bearing deposits	321,657	320,814
Total deposits	1,309,061	1,219,903

Short-term borrowings	84,499	167,865
Long-term borrowings	144,631	138,942
Accrued interest payable	1,278	1,150
Operating lease liability	4,241	—
Other liabilities	13,962	13,367
TOTAL LIABILITIES	1,557,672	1,541,227

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,012,273 and 5,011,698 shares issued; 4,692,123 and 4,691,548 outstanding	41,767	41,763
Additional paid-in capital	50,890	50,737
Retained earnings	71,526	69,787
Accumulated other comprehensive gain (loss):
Net unrealized gain (loss) on available for sale securities	197	(1,360)
Defined benefit plan	(5,239)	(5,276)
Treasury stock at cost, 320,150	(12,115)	(12,115)
TOTAL PENNS WOODS BANCORP, INC. SHAREHOLDERS' EQUITY	147,026	143,536
Non-controlling interest	10	8
TOTAL SHAREHOLDERS' EQUITY	147,036	143,544
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,704,708	$1,684,771

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$14,869	$12,193
Investment securities:
Taxable	934	546
Tax-exempt	174	241
Dividend and other interest income	457	221
TOTAL INTEREST AND DIVIDEND INCOME	16,434	13,201
INTEREST EXPENSE:
Deposits	2,300	1,222
Short-term borrowings	605	224
Long-term borrowings	851	602
TOTAL INTEREST EXPENSE	3,756	2,048
NET INTEREST INCOME	12,678	11,153
PROVISION FOR LOAN LOSSES	360	160
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,318	10,993
NON-INTEREST INCOME:
Service charges	562	551
Net debt securities gains (losses), available for sale	13	(9)
Net equity securities gains (losses)	43	(34)
Net securities gains, trading	10	3
Bank-owned life insurance	168	173
Gain on sale of loans	316	255
Insurance commissions	134	117
Brokerage commissions	323	343
Debit card fees	310	333
Other	375	349
TOTAL NON-INTEREST INCOME	2,254	2,081
NON-INTEREST EXPENSE:
Salaries and employee benefits	5,501	5,048
Occupancy	779	741
Furniture and equipment	752	747
Software amortization	207	65
Pennsylvania shares tax	293	277
Professional fees	522	566
Federal Deposit Insurance Corporation deposit insurance	268	202
Marketing	102	251
Intangible amortization	71	80
Other	1,319	1,300
TOTAL NON-INTEREST EXPENSE	9,814	9,277
INCOME BEFORE INCOME TAX PROVISION	4,758	3,797
INCOME TAX PROVISION	812	589
CONSOLIDATED NET INCOME	$3,946	$3,208
Less: Net loss attributable to noncontrolling interest	2	(1)
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$3,944	$3,209
EARNINGS PER SHARE - BASIC	$0.84	$0.68
EARNINGS PER SHARE - DILUTED	$0.84	$0.68
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,691,752	4,689,376
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	4,691,752	4,689,376
DIVIDENDS DECLARED PER SHARE	$0.47	$0.47
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2019	2018
Net Income	$3,944	$3,209
Other comprehensive income (loss) income:
Change in unrealized gain (loss) on available for sale securities	1,984	(1,461)
Tax effect	(417)	306
Net realized (gain) loss on available for sale securities included in net income	(13)	9
Tax effect	3	(3)
Amortization of unrecognized pension gain	47	42
Tax effect	(10)	(8)
Total other comprehensive gain (loss) income	1,594	(1,115)
Comprehensive income	$5,538	$2,094

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2018	5,011,698	$41,763	$50,737	$69,787	$(6,636)	$(12,115)	$8	$143,544
Net income				3,944			2	3,946
Other comprehensive income					1,594			1,594
Stock-based compensation			136					136
Dividends declared ($0.47 per share)				(2,205)				(2,205)
Common shares issued for employee stock purchase plan	575	4	17					21
Balance, March 31, 2019	5,012,273	$41,767	$50,890	$71,526	$(5,042)	$(12,115)	$10	$147,036

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2017	5,009,339	$41,744	$50,173	$63,364	$(4,974)	$(12,115)	$2	$138,194
Net income				3,209			(1)	3,208
Adoption of ASU 2016-01				537	(537)			—
Other comprehensive loss					(1,115)			(1,115)
Stock-based compensation			7					7
Dividends declared ($0.47 per share)				(2,204)				(2,204)
Common shares issued for employee stock purchase plan	559	4	19					23
Balance, March 31, 2018	5,009,898	$41,748	$50,199	$64,906	$(6,626)	$(12,115)	$1	$138,113

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2019	2018
OPERATING ACTIVITIES:
Net Income	$3,946	$3,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	691	386
Amortization of intangible assets	71	80
Provision for loan losses	360	160
Accretion and amortization of investment security discounts and premiums	157	195
Net securities (gains) losses, available for sale	(13)	9
Originations of loans held for sale	(8,998)	(8,762)
Proceeds of loans held for sale	10,456	9,465
Gain on sale of loans	(316)	(255)
Net equity securities (gains) losses	(43)	34
Net securities gains, trading	(10)	(3)
Proceeds from the sale of trading securities	77	233
Purchases of trading securities	(73)	(222)
Earnings on bank-owned life insurance	(168)	(173)
Decrease (increase) in deferred tax asset	499	(170)
Other, net	(338)	(561)
Net cash provided by operating activities	6,298	3,624
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	6,986	3,363
Proceeds from calls and maturities of available for sale securities	817	660
Purchases of available for sale securities	(12,962)	(12,935)
Net increase in loans	(169)	(35,900)
Acquisition of premises and equipment	(615)	(323)
Proceeds from the sale of foreclosed assets	117	16
Purchase of bank-owned life insurance	(26)	(27)
Security trades payable	—	(3,689)
Proceeds from redemption of regulatory stock	6,898	5,335
Purchases of regulatory stock	(3,761)	(5,486)
Net cash used for investing activities	(2,715)	(48,986)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	88,315	45,189
Net increase in noninterest-bearing deposits	843	945
Proceeds from long-term borrowings	15,000	55,000
Repayment of long-term borrowings	(15,317)	(2,000)
Net decrease in short-term borrowings	(83,366)	(41,443)
Finance lease principal payments	(20)	—
Dividends paid	(2,205)	(2,204)
Issuance of common stock	21	23
Net cash provided by financing activities	3,271	55,510
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,854	10,148
CASH AND CASH EQUIVALENTS, BEGINNING	66,742	27,243
CASH AND CASH EQUIVALENTS, ENDING	$73,596	$37,391

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,628	$1,757
Income taxes paid	—	500
Non-cash investing and financing activities:
Right-of-use lease assets obtained in exchange for lessee finance lease liabilities	6,026	—
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	4,298	—
Transfer of loans to foreclosed real estate	51	96
Transfer due to adoption of ASU 2016-01, equity securities fair value adjust, reclassification from AOCI to Retained Earnings, net of tax	—	537
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

The interim financial statements are unaudited, but in the opinion of management reflect all adjustments necessary for the fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Newly Adopted Accounting Standards

In February 2016, the FASB issued the Leasing Standard, which is codified in ASC 842, Leases, and is intended to increase transparency and comparability among organizations and require lessees to record an right-of-use (ROU) asset and a liability representing the obligation to make lease payments for long-term leases. Accounting by lessors remains largely unchanged. The Company adopted the standard on January 1, 2019, using the modified retrospective transition under the option to apply the Leasing Standard at its effective date without adjusting the prior period comparative financial statements. Among other things, these updates require lessees to recognize a lease liability, measured on a discounted basis, related to the lessee's obligation to make lease payments arising under a lease contract; and a right-of-use asset related to the lessee’s right to use, or control the use of, a specified asset for the lease term. On January 1, 2019, the Company recorded operating lease liabilities and ROU asset of $4.3 million and finance lease liabilities and ROU asset of $6.0 million upon adoption of the Standard. The balance sheet effects of the new lease accounting standard also impacted regulatory capital ratios, performance ratios and other measures which are dependent upon asset or liability balances. For additional information and required disclosures related to ASC 842, see Note 13, “Leases.”

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 41 through 50 of the Form 10-K for the year ended December 31, 2018.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component shown net of tax and parenthesis indicating debits, as of March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(In Thousands)	Net Unrealized Loss on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(1,360)	$(5,276)	$(6,636)	$(54)	$(4,920)	$(4,974)
Other comprehensive gain (loss) before reclassifications	1,567	—	1,567	(1,155)	—	(1,155)
Amounts reclassified from accumulated other comprehensive loss	(10)	37	27	6	34	40
Net current-period other comprehensive income (loss)	1,557	37	1,594	(1,149)	34	(1,115)
Reclassification from adoption of 2016-01	—	—	—	(537)	—	(537)
Ending balance	$197	$(5,239)	$(5,042)	$(1,740)	$(4,886)	$(6,626)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of March 31, 2019 and 2018 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net unrealized gain (loss) on available for sale securities	$13	$(9)	Net debt securities gains (losses), available for sale
Income tax effect	(3)	3	Income tax provision
Total reclassifications for the period	$10	$(6)

Net unrecognized pension costs	$(47)	$(42)	Salaries and employee benefits
Income tax effect	10	8	Income tax provision
Total reclassifications for the period	$(37)	$(34)

Note 3.  Recent Accounting Pronouncements

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

In November 2018, the FASB issued ASU 018-18, Collaborative Arrangements (Topic 808), which made the following targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements (1) clarified that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (2) add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and (3) require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which addressed issues lessors sometimes encounter. Specifically addressed in this Update were issues related to (1) determining the fair value of the underlying asset by the lessor that are not manufacturers or dealers (generally financial institutions and captive finance companies), and 2) lessors that are depository and lending institutions should classify principal and payments received under sales-type and direct financing leases within investing activities in the cash flow statement. The ASU also exempts both lessees and lessors from having to provide the interim disclosures required by ASC 250-10-50-3 in the fiscal year in which a company adopts the new leases standard. The amendments addressing the two lessor accounting issues are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 423,700 stock options, with an average exercise price of $43.94, outstanding on March 31, 2019. All options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares being $40.10 for the period. There were a total of 118,500 stock options outstanding for the same period end in 2018 that had an average exercise price of $43.91 and were excluded, on a weighted average basis, in the computation of diluted earnings per share because the quarterly average closing market price of common shares was $40.36. for the period. Net income as presented on the consolidated statement of income is used as the numerator.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive earnings per share computation.

	Three Months Ended March 31,
	2019	2018
Weighted average common shares issued	5,011,902	5,009,526
Weighted average treasury stock shares	(320,150)	(320,150)
Weighted average common shares outstanding - basic and diluted	4,691,752	4,689,376

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$6,120	$9	$(149)	$5,980
State and political securities	85,456	1,632	(130)	86,958
Other debt securities	49,937	69	(1,182)	48,824
Total debt securities	$141,513	$1,710	$(1,461)	$141,762

Investment equity securities:
Financial institution equity securities	$328	$252	$—	$580
Other equity securities	1,300	—	(61)	1,239
Investment equity securities	$1,628	$252	$(61)	$1,819

Trading:
Other equity securities	$50	$—	$(8)	$42

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$6,385	$8	$(240)	$6,153
State and political securities	79,358	609	(426)	79,541
Other debt securities	50,264	17	(1,690)	48,591
Total debt securities	$136,007	$634	$(2,356)	$134,285

Investment equity securities:
Financial institution equity securities	$328	$224	$—	$552
Other equity securities	1,300	—	(76)	1,224
Investment equity securities	$1,628	$224	$(76)	$1,776

Trading:
Other equity securities	$49	$—	$(13)	$36

Total net trading gains of $10,000 for the three months ended March 31, 2019 along with net trading gains of $3,000 for the three months ended March 31, 2018 are included in the Consolidated Statement of Income.

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018.

	March 31, 2019
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$1,168	$(9)	$4,612	$(140)	$5,780	$(149)
State and political securities	2,409	(1)	6,559	(129)	8,968	(130)
Other debt securities	5,765	(14)	36,588	(1,168)	42,353	(1,182)
Total debt securities	$9,342	$(24)	$47,759	$(1,437)	$57,101	$(1,461)

	December 31, 2018
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$3,023	$(75)	$2,930	$(165)	$5,953	$(240)
State and political securities	14,819	(128)	13,648	(298)	28,467	(426)
Other debt securities	10,133	(153)	34,776	(1,537)	44,909	(1,690)
Total debt securities	$27,975	$(356)	$51,354	$(2,000)	$79,329	$(2,356)

At March 31, 2019, there were a total of 6 securities in a continuous unrealized loss position for less than twelve months and 36 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at March 31, 2019, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,708	$3,713
Due after one year to five years	45,818	45,010
Due after five years to ten years	69,669	70,352
Due after ten years	22,318	22,687
Total	$141,513	$141,762

Total gross proceeds from sales of debt securities available for sale for the three months ended March 31, 2019 was $6,986,000, an increase from the 2018 total $3,363,000.

The following table represents gross realized gains and losses from the sales of debt securities available for sale:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Available for sale (AFS):
Gross realized gains:
State and political securities	$15	$—
Other debt securities	4	—
Total gross realized gains	$19	$—

Gross realized losses:
State and political securities	$2	$9
Other debt securities	4	—
Total gross realized losses	$6	$9

There were no impairment charges included in gross realized losses for the three months ended March 31, 2019 and 2018, respectively.

Investment securities with a carrying value of approximately $81,179,000 and $73,327,000 at March 31, 2019 and December 31, 2018, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At March 31, 2019 and December 31, 2018, we had $1,819,000 and $1,776,000, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. At December 31, 2017, net unrealized gains of $537,000 had been recognized in AOCI. On January 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net equity securities gains (losses). The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Net gains (losses) recognized in equity securities during the period	$43	$(34)
Less: Net gains (losses) realized on the sale of equity securities during the period	—	—
Unrealized gains (losses) recognized in equity securities held at reporting date	$43	(34)

Net gains and losses on trading account securities are as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Net gains (losses) on sale transactions	$5	$(15)
Net mark-to-market gains (losses)	5	18
Net gain (loss) on trading account securities	$10	$3

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

The following table presents the related aging categories of loans, by segment, as of March 31, 2019 and December 31, 2018:

	March 31, 2019
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$189,540	$79	$32	$5,266	$194,917
Real estate mortgage:
Residential	611,264	4,430	947	1,918	618,559
Commercial	357,600	2,057	267	7,165	367,089
Construction	38,922	287	—	72	39,281
Consumer automobile loans	139,462	301	—	74	139,837
Other consumer installment loans	23,243	545	22	31	23,841
	1,360,031	$7,699	$1,268	$14,526	1,383,524
Net deferred loan fees and discounts	946				946
Allowance for loan losses	(13,792)				(13,792)
Loans, net	$1,347,185				$1,370,678

	December 31, 2018
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$182,651	$616	$—	$5,294	$188,561
Real estate mortgage:
Residential	611,281	7,688	1,238	2,172	622,379
Commercial	361,624	2,349	—	7,722	371,695
Construction	43,144	305	—	74	43,523
Consumer automobile loans	132,713	412	27	31	133,183
Other consumer installment loans	23,902	636	9	5	24,552
	1,355,315	$12,006	$1,274	$15,298	1,383,893
Net deferred loan fees and discounts	864				864
Allowance for loan losses	(13,837)				(13,837)
Loans, net	$1,342,342				$1,370,920

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$24	$39	$1	$—
Real estate mortgage:
Residential	33	23	31	11
Commercial	89	40	61	17
Construction	1	1	—	—
Consumer automobile loans	2	1	—	—
Other consumer installment loans	1	—	—	—
	$150	$104	$93	$28

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,242	$1,242	$—
Real estate mortgage:
Residential	2,372	2,372	—
Commercial	3,238	3,238	—
Construction	72	72	—
Consumer automobile loans	5	5	—
Installment loans to individuals	5	5	—
	6,934	6,934	—
With an allowance recorded:
Commercial, financial, and agricultural	4,100	4,100	644
Real estate mortgage:
Residential	1,743	1,742	286
Commercial	7,236	7,236	1,253
Construction	—	—	—
Consumer automobile loans	68	68	32
Installment loans to individuals	26	26	13
	13,173	13,172	2,228
Total:
Commercial, financial, and agricultural	5,342	5,342	644
Real estate mortgage:
Residential	4,115	4,114	286
Commercial	10,474	10,474	1,253
Construction	72	72	—
Consumer automobile loans	73	73	32
Installment loans to individuals	31	31	13
	$20,107	$20,106	$2,228

	December 31, 2018
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,152	$1,152	$—
Real estate mortgage:
Residential	2,619	2,619	—
Commercial	2,457	2,457	—
Construction	74	74	—
Consumer automobile loans	31	31	—
Installment loans to individuals	—	—	—
	6,333	6,333	—
With an allowance recorded:
Commercial, financial, and agricultural	4,111	4,111	650
Real estate mortgage:
Residential	1,591	1,591	168
Commercial	9,207	9,207	1,720
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	5	5	5
	14,914	14,914	2,543
Total:
Commercial, financial, and agricultural	5,263	5,263	650
Real estate mortgage:
Residential	4,210	4,210	168
Commercial	11,664	11,664	1,720
Construction	74	74	—
Consumer automobile loans	31	31	—
Installment loans to individuals	5	5	5
	$21,247	$21,247	$2,543

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended for March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019			2018
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$5,302	$1	$38	$1,259	$17	$—
Real estate mortgage:
Residential	4,163	28	17	4,098	38	11
Commercial	11,069	31	36	9,430	58	17
Construction	73	—	1	—	—	—
Consumer automobile	52	—	1	—	—	—
Other consumer installment loans	18	—	—	—	—
	$20,677	$60	$93	$14,787	$113	$28

Currently, there is $3,000 committed to be advanced in connection with impaired loans.

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

There were no loan modifications considered TDRs completed during the three months ended March 31, 2019. Loan modifications that are considered TDRs completed during the three months ended March 31, 2018 were as follows:

	Three Months Ended March 31,
	2018
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	—	$—	$—
Real estate mortgage:
Residential	2	102	120
Commercial	1	106	106
	3	$208	$226

There were no loan modifications considered to be TDRs made during the twelve months previous to March 31, 2019 that defaulted during the three months ended March 31, 2019. There were no loan modifications considered TDRs made during the twelve months previous to March 31, 2018 that defaulted during the three months ended March 31, 2018.

Troubled debt restructurings amounted to $8,836,000 and $9,599,000 as of March 31, 2019 and December 31, 2018, respectively.

The amount of foreclosed residential real estate held at March 31, 2019 and December 31, 2018, totaled $536,000 and $624,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2019 and December 31, 2018, totaled $189,000 and $167,000, respectively.

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

The following table presents the credit quality categories identified above as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$186,169	$616,004	$348,504	$39,268	$139,837	$23,841	$1,353,623
Special Mention	3,430	691	6,449	—	—	—	10,570
Substandard	5,318	1,864	12,136	13	—	—	19,331
	$194,917	$618,559	$367,089	$39,281	$139,837	$23,841	$1,383,524

	December 31, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$179,840	$619,800	$351,703	$43,523	$133,183	$24,552	$1,352,601
Special Mention	3,426	694	6,587	—	—	—	10,707
Substandard	5,295	1,885	13,405		—	—	20,585
	$188,561	$622,379	$371,695	$43,523	$133,183	$24,552	$1,383,893

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

Activity in the allowance is presented for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,680	$5,616	$4,047	$143	$1,328	$259	$764	$13,837
Charge-offs	(50)	(73)	(139)	—	(100)	(96)	—	(458)
Recoveries	6	1	—	5	26	15	—	53
Provision	96	186	(106)	(18)	148	100	(46)	360
Ending Balance	$1,732	$5,730	$3,802	$130	$1,402	$278	$718	$13,792

	Three Months Ended March 31, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,177	$5,679	$4,277	$155	$804	$271	$495	$12,858
Charge-offs	(33)	(51)	(55)	—	(30)	(71)	—	(240)
Recoveries	7	24	—	2	1	24	—	58
Provision	221	4	(219)	(1)	241	81	(167)	160
Ending Balance	$1,372	$5,656	$4,003	$156	$1,016	$305	$328	$12,836

The shift in allocation of the loan provision is primarily due to portfolio growth and changes in the credit metrics within the real estate mortgage portfolio.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at March 31, 2019 and 2018:

	March 31,
	2019	2018
Owners of residential rental properties	14.82%	15.00%
Owners of commercial rental properties	12.07%	13.16%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$644	$286	$1,253	$—	$32	$13	$—	$2,228
Collectively evaluated for impairment	1,088	5,444	2,549	130	1,370	265	718	11,564
Total ending allowance balance	$1,732	$5,730	$3,802	$130	$1,402	$278	$718	$13,792

Loans:
Individually evaluated for impairment	$5,342	$4,115	$10,474	$72	$73	$31		$20,107
Collectively evaluated for impairment	189,575	614,444	356,615	39,209	139,764	23,810		1,363,417
Total ending loans balance	$194,917	$618,559	$367,089	$39,281	$139,837	$23,841		$1,383,524

	December 31, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$650	$168	$1,720	$—	$—	$5	$—	$2,543
Collectively evaluated for impairment	1,030	5,448	2,327	143	1,328	254	764	11,294
Total ending allowance balance	$1,680	$5,616	$4,047	$143	$1,328	$259	$764	$13,837

Loans:
Individually evaluated for impairment	$5,263	$4,210	$11,664	$74	$31	$5		$21,247
Collectively evaluated for impairment	183,298	618,169	360,031	43,449	133,152	24,547		1,362,646
Total ending loans balance	$188,561	$622,379	$371,695	$43,523	$133,183	$24,552		$1,383,893

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018.

The following sets forth the components of the net periodic benefit/cost of the domestic non-contributory defined benefit plan for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Service cost	$—	$—
Interest cost	191	176
Expected return on plan assets	(249)	(274)
Amortization of net loss	47	42
Net periodic (benefit) cost	$(11)	$(56)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2018, that it expected to contribute a minimum of $500,000 to its defined benefit plan in 2019.  As of March 31, 2019, there were contributions of $250,000 made to the plan with additional contributions of at least $250,000 anticipated during the remainder of 2019.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the three months ended March 31, 2019 and 2018, there were 575 and 559 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2019 and December 31, 2018:

(In Thousands)	March 31, 2019	December 31, 2018
Commitments to extend credit	$140,732	$166,417
Standby letters of credit	9,883	10,566
Credit exposure from the sale of assets with recourse	6,242	6,152
	$156,857	$183,135

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2019 and December 31, 2018, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2019
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$5,980	$—	$5,980
State and political securities	—	86,958	—	86,958
Other debt securities	—	48,824	—	48,824
Investment equity securities:
Financial institution equity securities	580	—	—	580
Other equity securities	1,239	—	—	1,239
Investment securities, trading:
Other equity securities	42	—	—	42

	December 31, 2018
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$6,153	$—	$6,153
State and political securities	—	79,541	—	79,541
Other debt securities	—	48,591	—	48,591
Financial institution equity securities	552	—	—	552
Other equity securities	1,224	—	—	1,224
Investment securities, trading:
Other equity securities	36	—	—	36

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2019
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$17,879	$17,879
Other real estate owned	—	—	325	325

	December 31, 2018
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$18,704	$18,704
Other real estate owned	—	—	402	402

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$11,607	Discounted cash flow	Temporary reduction in payment amount	17% to (70)%	(35)%
	6,272	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (40)%	(6)%
Other real estate owned	$325	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2018
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$12,929	Discounted cash flow	Temporary reduction in payment amount	7 to (70)%	(6)%
	5,775	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (90)%	(20)%
Other real estate owned	$402	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at March 31, 2019 and December 31, 2018:

	Carrying	Fair	Fair Value Measurements at March 31, 2019
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$73,596	$73,596	$73,596	$—	$—
Restricted investment in bank stock (1)	15,725	15,725	15,725	—	—
Loans held for sale (1)	1,787	1,787	1,787	—	—
Loans, net	1,370,678	1,388,307	—	—	1,388,307
Bank-owned life insurance (1)	28,812	28,812	28,812	—	—
Accrued interest receivable (1)	5,542	5,542	5,542	—	—

Financial liabilities:
Interest-bearing deposits	$987,404	$987,829	$721,366	$—	$266,463
Noninterest-bearing deposits (1)	321,657	321,657	321,657	—	—
Short-term borrowings (1)	84,499	84,499	84,499	—	—
Long-term borrowings	144,631	144,776	—	—	144,776
Accrued interest payable (1)	1,278	1,278	1,278	—	—
(1) The financial instrument is carried at cost at March 31, 2019, which approximate the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2018
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$66,742	$66,742	$66,742	$—	$—
Restricted investment in bank stock (1)	18,862	18,862	18,862	—	—
Loans held for sale (1)	2,929	2,929	2,929	—	—
Loans, net	1,370,920	1,381,581	—	—	1,381,581
Bank-owned life insurance (1)	28,627	28,627	28,627	—	—
Accrued interest receivable (1)	5,334	5,334	5,334	—	—

Financial liabilities:
Interest-bearing deposits	$899,089	$882,108	$612,478	$—	$269,630
Noninterest-bearing deposits (1)	320,814	320,814	320,814	—	—
Short-term borrowings (1)	167,865	167,865	167,865	—	—
Long-term borrowings	138,942	137,773	—	—	137,773
Accrued interest payable (1)	1,150	1,150	1,150	—	—
(1) The financial instrument is carried at cost at December 31, 2018, which approximate the fair value of the instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments at March 31, 2019 is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculation of the above tables.

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

As of January 1, 2019, the Company had a total of 263,700 stock options outstanding. During the period ended March 31, 2019, the Company issued 160,000 stock options with a strike price of $42.01 to a group of employees. The options granted in 2019 all expire ten years from the grant date. Of the 160,000 grants awarded in 2019, 80,600 of the options have a three year vesting period while the remaining 79,400 options vest in five years.

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
March 15, 2019	80,600	—	80,600	$42.01	3 years	10 years
March 15, 2019	79,400	—	79,400	42.01	5 years	10 years
August 24, 2018	50,200	—	50,200	46.00	3 years	10 years
August 24, 2018	99,500	—	99,500	46.00	5 years	10 years
January 5, 2018	12,500	—	12,500	45.11	3 years	10 years
January 5, 2018	12,500	—	12,500	45.11	5 years	10 years
March 24, 2017	46,250	(4,500)	41,750	44.21	3 years	10 years
March 24, 2017	23,750	—	23,750	44.21	5 years	10 years
August 27, 2015	38,750	(15,250)	23,500	42.03	5 years	10 years

A summary of stock option activity is presented below:

	March 31, 2019		March 31, 2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	263,700	$45.12	93,500	$43.59
Granted	160,000	42.01	25,000	45.11
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	423,700	$43.94	118,500	$43.91

Exercisable, end of period	—	$—	—	$—

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

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense related to stock options was $136,000 for the three months ended March 31, 2019 compared to $7,000 for the same period of 2018. As of March 31, 2019, no stock options were exercisable and the weighted average years to expiration was 9.19 years. The fair value of options granted during the three months ended March 31, 2019 was approximately $1,208,000 or $7.55 per award. Total unrecognized compensation cost for non-vested options was $2,528,000 and will be recognized over their weighted average remaining vesting period of 3.69 years.

Note 13.  Leases

The following table shows finance lease right of use assets and finance lease liabilities as of March 31, 2019:

(In Thousands)	Statement of Financial Condition classification	March 31, 2019
Finance lease right of use assets	Premises and equipment, net	$5,960
Finance lease liabilities	Long-term borrowings	$6,006

The following table shows the components of finance and operating lease expense for the three months ended March 31, 2019:

Three Months Ended March 31,
(In Thousands)	2019

Finance Lease Cost:
Amortization of right-of-use asset	$65
Interest expense	56
Operating lease cost	88
Variable lease cost	1
Total Lease Cost	$210
Gross rental expense for the three months ended March 31, 2018 was $130,000.

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(In Thousands)	Operating	Finance
2019	$274	$243
2020	370	318
2021	378	320
2022	385	321
2023	360	322
2024 and thereafter	3,969	8,494
Total undiscounted cash flows	5,736	10,018
Discount on cash flows	(1,495)	(4,012)
Total lease liability	$4,241	$6,006

The following table shows the weighted average remaining lease term and weighted average discount rate for both operating and finance leases outstanding as of March 31, 2019.

	Operating	Finance
Weighted-average term (years)	18.3	28.0
Weighted-average discount rate	3.49%	3.73%

Note 14.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company cautions readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the  increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (vi) the Risk Factors identified in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and in other filings made by the Company under the Securities Exchange Act of 1934.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the and Three Months Ended March 31, 2019 and 2018

Summary Results

Net income for the three months ended March 31, 2019 was $3,944,000 compared to $3,208,000 for the same period of 2018, including the effects of an increase in after-tax securities gains of $84,000 (from a loss of $32,000 to a gain of $52,000) for the three month periods. Basic and diluted earnings per share for the three months ended March 31, 2019 was $0.84 compared to $0.68 for the corresponding period of 2018. Return on average assets and return on average equity were 0.95% and 10.93% for the three months ended March 31, 2019 compared to 0.86% and 9.18% for the corresponding period of 2018. Net income from core operations (“adjusted earnings”) was $3,892,000 for the three months ended March 31, 2019 compared to $3,240,000 for the corresponding period of 2018. Basic and diluted adjusted earnings per share for the three months ended March 31, 2019 were $0.83 compared to $0.69 basic and diluted for the corresponding period of 2018.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended March 31,
	2019	2018
GAAP net income	$3,944	$3,208
Less: net securities (losses) gains, net of tax	52	(32)
Non-GAAP adjusted earnings	$3,892	$3,240

	Three Months Ended March 31,
	2019	2018
Return on average assets (ROA)	0.95%	0.86%
Less: net securities (losses) gains, net of tax	0.01%	(0.01)%
Non-GAAP adjusted ROA	0.94%	0.87%

	Three Months Ended March 31,
	2019	2018
Return on average equity (ROE)	10.93%	9.18%
Less: net securities (losses) gains, net of tax	0.14%	(0.09)%
Non-GAAP adjusted ROE	10.79%	9.27%

	Three Months Ended March 31,
	2019	2018
Basic earnings per share (EPS)	$0.84	$0.68
Less: net securities (losses) gains, net of tax	0.01	(0.01)
Non-GAAP basic operating EPS	$0.83	$0.69

	Three Months Ended March 31,
	2019	2018
Diluted EPS	$0.84	$0.68
Less: net securities (losses) gains, net of tax	0.01	(0.01)
Non-GAAP diluted operating EPS	$0.83	$0.69

Interest and Dividend Income

Interest and dividend income for the three months ended March 31, 2019 increased to $16,434,000 compared to $13,201,000 for the same period of 2018. Loan portfolio income increased due to the impact of portfolio growth, primarily in consumer automobile lending and commercial real estate mortgages. Investment securities income increased by $557,000 for the three month period ended March 31, 2019 to $1,565,000 as the average balance of the investment portfolio increased by $26,317,000.

Interest and dividend income composition for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended
	March 31, 2019		March 31, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$14,869	90.48%	$12,193	92.36%	$2,676	21.95%
Investment securities:
Taxable	934	5.68	546	4.14	388	71.06
Tax-exempt	174	1.06	241	1.83	(67)	(27.80)
Dividend and other interest income	457	2.78	221	1.67	236	106.79
Total interest and dividend income	$16,434	100.00%	$13,201	100.00%	$3,233	24.49%

Interest Expense

Interest expense for the three months ended March 31, 2019 increased $1,708,000 to $3,756,000 compared to $2,048,000 for the same period of 2018. The increase in interest expense is the result of growth within the deposit portfolio and the lengthening of the time deposit portfolio as part of a strategy to build balance sheet protection in a rising rate environment. In addition, short and long-term borrowings have been utilized to assist with the funding of the loan portfolio growth.

Interest expense composition for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended
	March 31, 2019		March 31, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,300	61.23%	$1,222	59.67%	$1,078	88.22%
Short-term borrowings	605	16.11	224	10.94	381	170.09
Long-term borrowings	851	22.66	602	29.39	249	41.36
Total interest expense	$3,756	100.00%	$2,048	100.00%	$1,708	83.40%

Net Interest Margin

The net interest margin (“NIM”) for the three and three months ended March 31, 2019 was 3.37% compared to 3.31% for the corresponding period of 2018. The increase in the net interest margin was driven by an increase in the yield on earning assets of 45 basis points ("bps") for the three month period. The impact of the increase in yield on earning assets was limited by the increase in rate paid on interest-bearing liabilities of 48 bps for the three month period. The increase in the yield on earning assets was driven by an increase in the loan portfolio yield in conjunction with an increase in the average loan portfolio of $122.5 million. The loan growth was primarily funded by an increase in average total deposits of $96.7 million along with growth in average total borrowings of $63.9 million for the three month period. Core deposits represent a lower cost funding source than time deposits and comprise 75.62% of total deposits at March 31, 2019 compared to 79.34% at March 31, 2018. Limiting the positive impact on the net interest margin caused by the growth in core deposits was the lengthening of the time deposit portfolio.

The following is a schedule of average balances and associated yields for the three months ended March 31, 2019 and 2018:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$72,714	$539	3.01%	$75,448	$567	3.05%
All other loans	1,311,315	14,443	4.47%	1,186,117	11,745	4.02%
Total loans (2)	1,384,029	14,982	4.39%	1,261,565	12,312	3.96%

Taxable securities	126,033	1,350	4.28%	84,267	759	3.60%
Tax-exempt securities (3)	26,711	220	3.29%	42,160	305	2.89%
Total securities	152,744	1,570	4.11%	126,427	1,064	3.37%

Interest-bearing deposits	6,534	41	2.54%	2,167	8	1.50%

Total interest-earning assets	1,543,307	16,593	4.35%	1,390,159	13,384	3.90%

Other assets	111,600			97,606

Total assets	$1,654,907			$1,487,765

Liabilities and shareholders’ equity:
Savings	$166,927	30	0.07%	$163,037	16	0.04%
Super Now deposits	231,508	379	0.66%	227,086	207	0.37%
Money market deposits	241,402	472	0.79%	236,443	210	0.36%
Time deposits	299,644	1,419	1.92%	236,116	789	1.36%
Total interest-bearing deposits	939,481	2,300	0.99%	862,682	1,222	0.57%

Short-term borrowings	96,029	605	2.56%	61,803	224	1.45%
Long-term borrowings	144,191	851	2.23%	114,526	602	2.10%
Total borrowings	240,220	1,456	2.36%	176,329	826	1.87%

Total interest-bearing liabilities	1,179,701	3,756	1.27%	1,039,011	2,048	0.79%

Demand deposits	313,112			293,227
Other liabilities	17,776			15,786
Shareholders’ equity	144,318			139,741

Total liabilities and shareholders’ equity	$1,654,907			$1,487,765
Interest rate spread			3.08%			3.11%
Net interest income/margin		$12,837	3.37%		$11,336	3.31%
1.              Information on this table has been calculated using average daily balance sheets to obtain average balances.
2.              Non-accrual loans have been included with loans for the purpose of analyzing net interest earnings.
3.              Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard tax rate of 21%.

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Total interest income	$16,434	$13,201
Total interest expense	3,756	2,048
Net interest income	12,678	11,153
Tax equivalent adjustment	159	183
Net interest income (fully taxable equivalent)	$12,837	$11,336

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019 vs. 2018
	Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Tax-exempt loans	$(20)	$(8)	$(28)
All other loans	1,309	1,389	2,698
Taxable investment securities	418	173	591
Tax-exempt investment securities	(191)	106	(85)
Interest bearing deposits	32	1	33
Total interest-earning assets	1,548	1,661	3,209

Interest expense:
Savings deposits	1	13	14
Super Now deposits	4	168	172
Money market deposits	5	257	262
Time deposits	247	383	630
Short-term borrowings	160	221	381
Long-term borrowings	202	47	249
Total interest-bearing liabilities	619	1,089	1,708
Change in net interest income	$929	$572	$1,501

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2019, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses decreased slightly from $13,837,000 at December 31, 2018 to $13,792,000 at March 31, 2019. The slight decrease in the allowance for loan losses was driven by a decrease in the commercial real estate segment of the loan portfolio. The majority of the loans charged-off during the three month period had a specific allowance within the allowance for losses. At March 31, 2019 and December 31, 2018, the allowance for loan losses to total loans was 1.00% and 1.00%, respectively.

The provision for loan losses totaled $360,000 for three months ended March 31, 2019 and the respective amount for the corresponding 2018 period was $160,000. The increase in the provision for loan losses for the three months ended March 31, 2019 compared to the same period of 2018 was primarily due to an increase in net charge-offs.

Nonperforming loans increased to $15,794,000 at March 31, 2019 from $7,641,000 at March 31, 2018. The majority of nonperforming loans are centered on loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses. The ratio of nonperforming loans to total loans was 1.14% and 0.60% at March 31, 2019 and 2018, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 87.32% and 167.99% at March 31, 2019 and 2018, respectively. Internal loan review and analysis coupled with loan growth dictated a provision for loan losses of $360,000 for the three months ended March 31, 2019.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
March 31, 2019	$1,268	$14,526	$15,794
December 31, 2018	1,274	15,298	16,572
September 30, 2018	512	8,227	8,739
June 30, 2018	463	6,669	7,132
March 31, 2018	446	7,195	7,641

Non-interest Income

Total non-interest income for the three months ended March 31, 2019 compared to the same period in 2018 increased $173,000 to $2,254,000. Excluding net securities gains, non-interest income for the three months ended March 31, 2019 increased $67,000 compared to the same period in 2018. The increase in gain on sale of loans was driven by an increase in volume. The changes in insurance and brokerage commissions are due to a change in the product mix of consumer purchases. The fluctuation in other income consists primarily due to increases in loans sold on the secondary market.

Non-interest income composition for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended
	March 31, 2019		March 31, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$562	24.94%	$551	26.48%	$11	2.00%
Net debt securities gains (losses), available for sale	13	0.58	(9)	(0.43)	22	(244.44)
Net equity securities gains (losses)	43	1.91	(34)	(1.63)	77	(100.00)
Net securities gains, trading	10	0.44	3	0.14	7	100.00
Bank-owned life insurance	168	7.45	173	8.31	(5)	(2.89)
Gain on sale of loans	316	14.02	255	12.25	61	23.92
Insurance commissions	134	5.94	117	5.62	17	14.53
Brokerage commissions	323	14.33	343	16.48	(20)	(5.83)
Debit card fees	310	13.75	333	16.00	(23)	(6.91)
Other	375	16.64	349	16.78	26	7.45
Total non-interest income	$2,254	100.00%	$2,081	100.00%	$173	8.31%

Non-interest Expense

Total non-interest expense increased $537,000 for the three months ended March 31, 2019 compared to the same period of 2018. The increase in salaries and employee benefits is primarily attributable to routine wage increases coupled with an increase in the number of employees. Occupancy expense increased primarily due to costs associated with consolidating two branches into a new branch location and various maintenance projects to refresh facilities. Software amortization increased due to updating software programs that require new licensing fee structures. Marketing expenses decreased as targeted marketing has decreased in the localities where branches opened during 2018. The fluctuation in professional fees consists primarily of a decrease in consulting fees.

Non-interest expense composition for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended
	March 31, 2019		March 31, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$5,501	56.05%	$5,048	54.41%	$453	8.97%
Occupancy	779	7.94	741	7.99	38	5.13
Furniture and equipment	752	7.66	747	8.05	5	0.67
Software amortization	207	2.11	65	0.70	142	218.46
Pennsylvania shares tax	293	2.99	277	2.99	16	5.78
Professional fees	522	5.32	566	6.10	(44)	(7.77)
Federal Deposit Insurance Corporation deposit insurance	268	2.73	202	2.18	66	32.67
Marketing	102	1.04	251	2.71	(149)	(59.36)
Intangible amortization	71	0.72	80	0.86	(9)	(11.25)
Other	1,319	13.44	1,300	14.01	19	1.46
Total non-interest expense	$9,814	100.00%	$9,277	100.00%	$537	5.79%

Provision for Income Taxes

Income taxes increased $223,000 for the three months ended March 31, 2019 compared to the same period of 2018. The effective tax rate for the three months ended March 31, 2019 was 17.07% compared to 15.51% for the same period of 2018. The increase in effective tax rate is primarily due to a slight decrease in tax exempt income for the period end March 31, 2019. The Company currently is in a deferred tax asset position. Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $6,854,000 from $66,742,000 at December 31, 2018 to $73,596,000 at March 31, 2019, primarily as a result of the following activities during the three months ended March 31, 2019.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds trailing loan originations, less $316,000 in realized gains, by $1,142,000 for the three months ended March 31, 2019.

Loans

Gross loans decreased $287,000 since December 31, 2018 due primarily to a decrease across all three real estate mortgage categories. The decrease in the real estate mortgage portfolio was partially offset by the growth in commercial, financial, and agricultural along with the consumer automobile loan segment.

The allocation of the loan portfolio, by category, as of March 31, 2019 and December 31, 2018 is presented below:

	March 31, 2019		December 31, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$194,917	14.08%	$188,561	13.62%	$6,356	3.37%
Real estate mortgage:
Residential	618,559	44.68	622,379	44.94	(3,820)	(0.61)%
Commercial	367,089	26.51	371,695	26.84	(4,606)	(1.24)%
Construction	39,281	2.84	43,523	3.14	(4,242)	(9.75)%
Consumer automobile loans	139,837	10.10	133,183	9.63	6,654	5.00%
Other consumer installment loans	23,841	1.72	24,552	1.77	(711)	(2.90)%
Net deferred loan fees and discounts	946	0.07	864	0.06	82	9.49%
Gross loans	$1,384,470	100.00%	$1,384,757	100.00%	$(287)	(0.02)%

The following table shows the amount of accrual and non-accrual TDRs at March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$—	$1,121	$1,121	$—	$1,127	$1,127
Real estate mortgage:
Residential	2,208	157	2,365	2,225	159	2,384
Commercial	3,236	2,114	5,350	3,959	2,129	6,088
	$5,444	$3,392	$8,836	$6,184	$3,415	$9,599

Investments

The fair value of the investment debt securities portfolio at March 31, 2019 increased $7,477,000 since December 31, 2018 while the amortized cost of the portfolio increased $5,506,000.  The growth in the investment portfolio has occurred within the municipal segment as bonds with a final maturity of inside of ten years have been purchased. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 79.05% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has remained flat at $1,628,000 for March 31, 2019 and December 31, 2018 while the fair value increased $43,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at March 31, 2019 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$6,120	$5,980	$—	$—	$—	$—	$6,120	$5,980
State and political securities	83,263	84,803	2,123	2,085	70	70	85,456	86,958
Other debt securities	22,480	21,899	19,173	18,915	8,284	8,010	49,937	48,824
Total debt securities AFS	$111,863	$112,682	$21,296	$21,000	$8,354	$8,080	$141,513	$141,762

Financing Activities

Deposits

Total deposits increased $89,158,000 from December 31, 2018 to March 31, 2019. The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios. While deposit gathering efforts have centered on core deposits, the lengthening of the time deposit portfolio is moving forward as part of the strategy to build balance sheet protection in a rising rate environment. The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2019		December 31, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$321,657	24.57%	$320,814	26.30%	$843	0.26%
NOW accounts	253,475	19.36	207,819	17.04	45,656	21.97
Money market deposits	244,753	18.70	238,596	19.56	6,157	2.58
Savings deposits	170,005	12.99	166,063	13.61	3,942	2.37
Time deposits	319,171	24.38	286,611	23.49	32,560	11.36
Total deposits	$1,309,061	100.00%	$1,219,903	100.00%	$89,158	7.31%

Borrowed Funds

Total borrowed funds decreased 25.32%, or $77,677,000, to $229,130,000 at March 31, 2019 compared to $306,807,000 at December 31, 2018. The decrease in total borrowing occurred due to the strong growth in deposits as a funding source as the loan portfolio remained flat. The long-term borrowings originating during the three months ended March 31, 2019 have a blended interest rate of 2.94% and mature by 2024.

	March 31, 2019		December 31, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$78,206	34.13%	$162,203	52.87%	$(83,997)	(51.79)%
Securities sold under agreement to repurchase	6,293	2.75	5,662	1.85	631	11.14
Total short-term borrowings	84,499	36.88	167,865	54.72	(83,366)	(49.66)
Long-term borrowings:
Long-term FHLB borrowings	138,625	60.50	138,625	45.18	—	—
Long-term finance lease	6,006	2.62	—	—	6,006	n/a
Long-term capital lease	—	—	317	0.10	(317)	(100.00)
Total long-term borrowings	144,631	63.12	138,942	45.28	5,689	4.09
Total borrowed funds	$229,130	100.00%	$306,807	100.00%	$(77,677)	(25.32)%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	March 31, 2019	December 31, 2018
Investment debt securities pledged, fair value	$8,364	$8,380
Repurchase agreements	6,294	5,662

Capital

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition, and quality of the Company’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.

Bank holding companies are required to comply with the Federal Reserve Board’s risk-based capital guidelines.  The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.  Specifically, each is required to maintain certain minimum dollar amounts and ratios of common equity tier I risk-based, tier I risk-based, total risk-based, and tier I leverage capital. In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvements Act ("FDICIA") established five capital categories for banks ranging from “well capitalized” to “critically undercapitalized” for purposes of the FDIC's prompt corrective action rules. To be classified as “well capitalized” under the prompt corrective action rules, common equity tier I risk-based, tier I risked-based, total risk-based, and tier I leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively.

In July 2013, the federal bank regulatory agencies adopted revisions to the agencies’ capital rules, which were designed to enhance such requirements and implement the revised standards of the Basel Committee on Banking Supervision, commonly referred to as Basel III.  Under existing capital rules, the minimum capital to risk-adjusted assets requirements for banking organizations, are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”), a tier 1 capital ratio of 6.0% (8.0% to be considered “well capitalized”), and total capital ratio of 8.0% (10.0% to be considered “well capitalized”).  Under existing capital rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets. The capital contribution buffer requirements phased in over a three-year period beginning January 1, 2016.

The Company's capital ratios as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$134,489	10.245%	$132,543	10.178%
For Capital Adequacy Purposes	59,073	4.500	58,601	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	91,891	7.000	83,018	6.375
To Be Well Capitalized	85,327	6.500	84,646	6.500
Total Capital (to Risk-weighted Assets)
Actual	$145,024	11.048%	$142,876	10.972%
For Capital Adequacy Purposes	105,014	8.000	104,175	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	137,831	10.500	128,591	9.875
To Be Well Capitalized	131,267	10.000	130,219	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$134,489	10.245%	$132,543	10.178%
For Capital Adequacy Purposes	78,764	6.000	78,135	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	111,582	8.500	102,552	7.875
To Be Well Capitalized	105,018	8.000	104,180	8.000
Tier I Capital (to Average Assets)
Actual	$134,489	8.206%	$132,543	8.176%
For Capital Adequacy Purposes	65,556	4.000	64,845	4.000
To Be Well Capitalized	81,946	5.000	81,056	5.000

Jersey Shore State Bank's capital ratios as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$95,218	9.963%	$94,105	9.879%
For Capital Adequacy Purposes	43,007	4.500	42,866	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	66,900	7.000	60,727	6.375
To Be Well Capitalized	62,122	6.500	61,917	6.500
Total Capital (to Risk-weighted Assets)
Actual	$103,640	10.844%	$102,534	10.764%
For Capital Adequacy Purposes	76,459	8.000	76,205	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	100,352	10.500	94,066	9.875
To Be Well Capitalized	95,574	10.000	95,256	10.000
Tier I Capital (to Risk-weighted Assets)	-
Actual	$95,218	9.963%	$94,105	9.879%
For Capital Adequacy Purposes	57,343	6.000	57,155	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	81,236	8.500	75,015	7.875
To Be Well Capitalized	76,457	8.000	76,206	8.000
Tier I Capital (to Average Assets)
Actual	$95,218	7.726%	$94,105	7.724%
For Capital Adequacy Purposes	49,297	4.000	48,734	4.000
To Be Well Capitalized	61,622	5.000	60,917	5.000

Luzerne Bank's capital ratios as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$36,251	10.057%	$35,378	10.061%
For Capital Adequacy Purposes	16,220	4.500	15,824	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	25,232	7.000	22,417	6.375
To Be Well Capitalized	23,430	6.500	22,856	6.500
Total Capital (to Risk-weighted Assets)
Actual	$38,364	10.644%	$37,283	10.603%
For Capital Adequacy Purposes	28,834	8.000	28,130	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	37,845	10.500	34,723	9.875
To Be Well Capitalized	36,043	10.000	35,163	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$36,251	10.057%	$35,378	10.061%
For Capital Adequacy Purposes	21,627	6.000	21,098	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	30,639	8.500	27,691	7.875
To Be Well Capitalized	28,836	8.000	28,131	8.000
Tier I Capital (to Average Assets)
Actual	$36,251	8.635%	$35,378	8.655%
For Capital Adequacy Purposes	16,793	4.000	16,350	4.000
To Be Well Capitalized	20,991	5.000	20,438	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited, except for net loans to total deposits, at March 31, 2019:

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

Management monitors the Company’s liquidity on both a long and short-term basis, thereby providing management necessary information to react to current balance sheet trends. Cash flow needs are assessed and sources of funds are determined. Funding strategies consider both customer needs and economical cost. Both short and long-term funding needs are addressed by maturities and sales of available for sale and trading investment securities, loan repayments and maturities, and liquidating money market investments such as federal funds sold. The use of these resources, in conjunction with access to credit, provides core funding to satisfy depositor, borrower, and creditor needs.

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $592,778,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $57,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $216,831,000 as of March 31, 2019.

Interest rate sensitivity, which is closely related to liquidity management, is a function of the repricing characteristics of the Company’s portfolio of assets and liabilities. Asset/liability management strives to match maturities and rates between loan and investment security assets with the deposit liabilities and borrowings that fund them. Successful asset/liability management results in a balance sheet structure which can cope effectively with market rate fluctuations. The matching process segments both assets and liabilities into future time periods (usually 12 months, or less) based upon when repricing can be effected. Repriceable assets are subtracted from repriceable liabilities for a specific time period to determine the “gap”, or difference. Once known, the gap is managed based on predictions about future market interest rates. Intentional mismatching, or gapping, can enhance net interest income if market rates move as predicted.  However, if market rates behave in a manner contrary to predictions, net interest income will suffer. Gaps, therefore, contain an element of risk and must be prudently managed. In addition to gap management, the Company has an asset/liability management policy which incorporates a market value at risk calculation which is used to determine the effects of interest rate movements on shareholders’ equity and a simulation analysis to monitor the effects of interest rate changes on the Company’s consolidated balance sheet.

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

The following is a rate shock forecast for the twelve month period ending March 31, 2020 assuming a static balance sheet as of March 31, 2019.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$49,753	$52,634	$54,735	$56,577	$58,300	$59,846	$61,444
Change from static	(4,982)	(2,101)	—	1,842	3,565	5,111	6,709
Percent change from static	-9.10%	-3.84%	—	3.37%	6.51%	9.34%	12.26%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at both the level of the Company and the Banks.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analysis or simulation analysis compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2018.  Additional information and details are provided in the “Liquidity, Interest Rate Sensitivity, and Market Risk” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended March 31, 2019.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1 - January 31, 2019)	—	—	—	342,446
Month #2 (February 1 - February 28, 2019)	—	—	—	342,446
Month #3 (March 1 - March 31, 2019)	—	—	—	342,446

On April 29, 2019, the Board of Directors extended the previously approved authorization to repurchase up to 482,000 shares, or approximately 10%, of the outstanding shares of the Company for an additional year to April 30, 2020.  As of March 31, 2019 there have been 139,554 shares repurchased under this plan.

Item 3.                           Defaults Upon Senior Securities

None.

Item 4.                           Mine Safety Disclosures

Not applicable.

Item 5.                           Other Information

None.

Item 6.                           Exhibits

3(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2019 and December 31, 2018; (ii) the Consolidated Statement of Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2019 and 2018; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2019 and 2018 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	May 10, 2019	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2019	/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit 3(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
Exhibit 3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).
Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2019 and December 31, 2018; (ii) the Consolidated Statement of Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2019 and 2018; (iv) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2019 and 2018; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2019 and 2018 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.