Form 10-Q
period 2019-06-30
PENNS WOODS BANCORP INC
filed 2019-08-09
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2019.

☐	Transition report pursuant to Section 13 or 15 (d) of the Exchange Act

For the Transition Period from                    to                   .

No. 0-17077
(Commission File Number)

PENNS WOODS BANCORP INC.
(Exact name of Registrant as specified in its charter)

Pennsylvania	300 Market Street, P.O. Box 967	23-2226454
(State or other jurisdiction of	Williamsport	(I.R.S. Employer Identification No.)
incorporation or organization)	Pennsylvania	17703-0967
	(Address of principal executive offices)	(Zip Code)

(570) 322-1111
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $8.33 par value	PWOD	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
On August 1, 2019 there were 4,692,924 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share Data)	2019	2018
ASSETS:
Noninterest-bearing balances	$21,102	$24,325
Interest-bearing balances in other financial institutions	58,423	42,417
Total cash and cash equivalents	79,525	66,742

Investment debt securities, available for sale, at fair value	145,689	134,285
Investment equity securities, at fair value	1,841	1,776
Investment securities, trading	44	36
Restricted investment in bank stock, at fair value	15,087	18,862
Loans held for sale	2,880	2,929
Loans	1,379,285	1,384,757
Allowance for loan losses	(14,001)	(13,837)
Loans, net	1,365,284	1,370,920
Premises and equipment, net	33,483	27,580
Accrued interest receivable	5,708	5,334
Bank-owned life insurance	28,955	28,627
Goodwill	17,104	17,104
Intangibles	1,022	1,162
Operating lease right-of-use asset	4,279	—
Deferred tax asset	3,712	5,154
Other assets	6,887	4,260
TOTAL ASSETS	$1,711,500	$1,684,771

LIABILITIES:
Interest-bearing deposits	$1,004,331	$899,089
Noninterest-bearing deposits	322,755	320,814
Total deposits	1,327,086	1,219,903

Short-term borrowings	59,453	167,865
Long-term borrowings	154,597	138,942
Accrued interest payable	1,482	1,150
Operating lease liability	4,286	—
Other liabilities	13,055	13,367
TOTAL LIABILITIES	1,559,959	1,541,227

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $8.33, 15,000,000 shares authorized; 5,012,898 and 5,011,698 shares issued; 4,692,748 and 4,691,548 outstanding	41,773	41,763
Additional paid-in capital	51,087	50,737
Retained earnings	73,565	69,787
Accumulated other comprehensive gain (loss):
Net unrealized gain (loss) on available for sale securities	2,419	(1,360)
Defined benefit plan	(5,202)	(5,276)
Treasury stock at cost, 320,150	(12,115)	(12,115)
TOTAL PENNS WOODS BANCORP, INC. SHAREHOLDERS' EQUITY	151,527	143,536
Non-controlling interest	14	8
TOTAL SHAREHOLDERS' EQUITY	151,541	143,544
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,711,500	$1,684,771

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$15,300	$12,997	$30,169	$25,190
Investment securities:
Taxable	967	639	1,901	1,185
Tax-exempt	179	230	353	471
Dividend and other interest income	395	245	852	466
TOTAL INTEREST AND DIVIDEND INCOME	16,841	14,111	33,275	27,312
INTEREST EXPENSE:
Deposits	2,871	1,490	5,171	2,712
Short-term borrowings	178	252	783	476
Long-term borrowings	879	666	1,730	1,268
TOTAL INTEREST EXPENSE	3,928	2,408	7,684	4,456
NET INTEREST INCOME	12,913	11,703	25,591	22,856
PROVISION FOR LOAN LOSSES	315	335	675	495
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,598	11,368	24,916	22,361
NON-INTEREST INCOME:
Service charges	592	592	1,154	1,143
Net debt securities (losses) gains, available for sale	(2)	14	11	5
Net equity securities gains (losses)	22	6	65	(28)
Net securities gains (losses), trading	3	(5)	13	(2)
Bank-owned life insurance	123	158	291	331
Gain on sale of loans	347	400	663	655
Insurance commissions	119	64	253	181
Brokerage commissions	356	330	679	673
Debit card fees	389	373	699	706
Other	520	430	895	779
TOTAL NON-INTEREST INCOME	2,469	2,362	4,723	4,443
NON-INTEREST EXPENSE:
Salaries and employee benefits	5,523	4,919	11,024	9,967
Occupancy	668	699	1,447	1,440
Furniture and equipment	784	801	1,536	1,548
Software amortization	188	231	395	296
Pennsylvania shares tax	285	278	578	555
Professional fees	727	649	1,249	1,215
Federal Deposit Insurance Corporation deposit insurance	236	200	504	402
Marketing	33	268	135	519
Intangible amortization	69	78	140	158
Other	1,546	1,394	2,865	2,694
TOTAL NON-INTEREST EXPENSE	10,059	9,517	19,873	18,794
INCOME BEFORE INCOME TAX PROVISION	5,008	4,213	9,766	8,010
INCOME TAX PROVISION	759	733	1,571	1,322
CONSOLIDATED NET INCOME	$4,249	$3,480	$8,195	$6,688
Less: Net loss attributable to noncontrolling interest	4	—	6	(1)
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$4,245	$3,480	$8,189	$6,689
EARNINGS PER SHARE - BASIC	$0.91	$0.74	$1.75	$1.43
EARNINGS PER SHARE - DILUTED	$0.91	$0.74	$1.75	$1.43
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	4,692,335	4,689,932	4,692,045	4,689,656
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	4,692,335	4,703,339	4,692,045	4,689,656
DIVIDENDS DECLARED PER SHARE	$0.47	$0.47	$0.94	$0.94
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Net Income	$4,245	$3,480	$8,189	$6,689
Other comprehensive income (loss) income:
Change in unrealized gain (loss) on available for sale securities	2,811	(391)	4,795	(1,852)
Tax effect	(590)	84	(1,007)	390
Net realized (gain) loss on available for sale securities included in net income	2	(14)	(11)	(5)
Tax effect	(1)	4	2	1
Amortization of unrecognized pension gain	47	42	94	84
Tax effect	(10)	(9)	(20)	(17)
Total other comprehensive gain (loss) income	2,259	(284)	3,853	(1,399)
Comprehensive income	$6,504	$3,196	$12,042	$5,290

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, March 31, 2019	5,012,273	$41,767	$50,890	$71,526	$(5,042)	$(12,115)	$10	$147,036
Net income				4,245			4	4,249
Other comprehensive income					2,259			2,259
Stock-based compensation			177					177
Dividends declared ($0.47 per share)				(2,206)				(2,206)
Common shares issued for employee stock purchase plan	625	6	20					26
Balance, June 30, 2019	5,012,898	$41,773	$51,087	$73,565	$(2,783)	$(12,115)	$14	$151,541

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, March 31, 2018	5,009,898	$41,748	$50,199	$64,906	$(6,626)	$(12,115)	$1	$138,113
Net income				3,480			—	3,480
Other comprehensive loss					(284)			(284)
Stock-based compensation			5					5
Dividends declared ($0.47 per share)				(2,205)				(2,205)
Common shares issued for employee stock purchase plan	637	5	21					26
Balance, June 30, 2018	5,010,535	$41,753	$50,225	$66,181	$(6,910)	$(12,115)	$1	$139,135

See accompanying notes to the unaudited consolidated financial statements.

Six months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2018	5,011,698	$41,763	$50,737	$69,787	$(6,636)	$(12,115)	$8	$143,544
Net income				8,189			6	8,195
Other comprehensive income					3,853			3,853
Stock-based compensation			313					313
Dividends declared ($0.94 per share)				(4,411)				(4,411)
Common shares issued for employee stock purchase plan	1,200	10	37					47
Balance, June 30, 2019	5,012,898	$41,773	$51,087	$73,565	$(2,783)	$(12,115)	$14	$151,541

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2017	5,009,339	$41,744	$50,173	$63,364	$(4,974)	$(12,115)	$2	$138,194
Net income				6,689			(1)	6,688
Adoption of ASU 2016-01				537	(537)			—
Other comprehensive (loss)					(1,399)			(1,399)
Stock-based compensation			12					12
Dividends declared ($0.94 per share)				(4,409)				(4,409)
Common shares issued for employee stock purchase plan	1,196	9	40					49
Balance, June 30, 2018	5,010,535	$41,753	$50,225	$66,181	$(6,910)	$(12,115)	$1	$139,135

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2019	2018
OPERATING ACTIVITIES:
Net Income	$8,195	$6,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,376	1,244
Amortization of intangible assets	140	158
Provision for loan losses	675	495
Accretion and amortization of investment security discounts and premiums	326	395
Net securities (gains) losses, available for sale	(11)	(5)
Originations of loans held for sale	(21,400)	(23,436)
Proceeds of loans held for sale	22,112	23,169
Gain on sale of loans	(663)	(655)
Net equity securities (gains) losses	(65)	28
Net securities gains, trading	(13)	2
Proceeds from the sale of trading securities	78	254
Purchases of trading securities	(73)	(309)
Earnings on bank-owned life insurance	(291)	(331)
Decrease (increase) in deferred tax asset	437	(163)
Other, net	(2,441)	(93)
Net cash provided by operating activities	8,382	7,441
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	8,132	4,483
Proceeds from calls and maturities of available for sale securities	1,951	3,961
Purchases of available for sale securities	(17,018)	(21,160)
Net decrease (increase) in loans	4,680	(85,338)
Acquisition of premises and equipment	(1,324)	(948)
Proceeds from the sale of foreclosed assets	195	181
Purchase of bank-owned life insurance	(26)	(31)
Security trades payable	—	(3,669)
Proceeds from redemption of regulatory stock	10,515	8,744
Purchases of regulatory stock	(6,740)	(12,128)
Net cash provided (used) for investing activities	365	(105,905)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	105,242	36,821
Net increase in noninterest-bearing deposits	1,941	7,878
Proceeds from long-term borrowings	25,000	55,000
Repayment of long-term borrowings	(15,317)	(2,000)
Net decrease in short-term borrowings	(108,412)	33,889
Finance lease principal payments	(54)	—
Dividends paid	(4,411)	(4,409)
Issuance of common stock	47	49
Net cash provided by financing activities	4,036	127,228
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,783	28,764
CASH AND CASH EQUIVALENTS, BEGINNING	66,742	27,243
CASH AND CASH EQUIVALENTS, ENDING	$79,525	$56,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$7,352	$4,062
Income taxes paid	—	1,500
Non-cash investing and financing activities:
Right-of-use lease assets obtained in exchange for lessee finance lease liabilities	6,026	—
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	4,298	—
Transfer of loans to foreclosed real estate	281	560
Transfer due to adoption of ASU 2016-01, equity securities fair value adjust, reclassification from AOCI to Retained Earnings, net of tax	—	537
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

Newly Adopted Accounting Standards

In February 2016, the FASB issued the Leasing Standard, which is codified in ASC 842, Leases, and is intended to increase transparency and comparability among organizations and require lessees to record a right-of-use (ROU) asset and a liability representing the obligation to make lease payments for long-term leases. Accounting by lessors remains largely unchanged. The Company adopted the standard on January 1, 2019, using the modified retrospective transition under the option to apply the Leasing Standard at its effective date without adjusting the prior period comparative financial statements. Among other things, these updates require lessees to recognize a lease liability, measured on a discounted basis, related to the lessee's obligation to make lease payments arising under a lease contract; and a right-of-use asset related to the lessee’s right to use, or control the use of, a specified asset for the lease term. On January 1, 2019, the Company recorded operating lease liabilities and ROU asset of $4.3 million and finance lease liabilities and ROU asset of $6.0 million upon adoption of the Standard. The balance sheet effects of the new lease accounting standard also impacted regulatory capital ratios, performance ratios and other measures which are dependent upon asset or liability balances. For additional information and required disclosures related to ASC 842, see Note 13, “Leases.”

The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis.  These policies are presented on pages 41 through 50 of the Form 10-K for the year ended December 31, 2018.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Gain (loss)

The changes in accumulated other comprehensive gain (loss) by component shown net of tax and parenthesis indicating debits, as of June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(In Thousands)	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Loss on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$197	$(5,239)	$(5,042)	$(1,740)	$(4,886)	$(6,626)
Other comprehensive gain (loss) before reclassifications	2,221	—	2,221	(307)	—	(307)
Amounts reclassified from accumulated other comprehensive gain (loss)	1	37	38	(10)	33	23
Net current-period other comprehensive income (loss)	2,222	37	2,259	(317)	33	(284)
Ending balance	$2,419	$(5,202)	$(2,783)	$(2,057)	$(4,853)	$(6,910)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(In Thousands)	Net Unrealized Loss on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(1,360)	$(5,276)	$(6,636)	$(54)	$(4,920)	$(4,974)
Other comprehensive (loss) gain before reclassifications	3,788	—	3,788	(1,462)	—	(1,462)
Amounts reclassified from accumulated other comprehensive gain (loss)	(9)	74	65	(4)	67	63
Net current-period other comprehensive (loss) income	3,779	74	3,853	(1,466)	67	(1,399)
Reclassification from adoption of 2016-01	—	—	—	(537)	—	(537)
Ending balance	$2,419	$(5,202)	$(2,783)	$(2,057)	$(4,853)	$(6,910)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of June 30, 2019 and 2018 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Net unrealized (loss) gain on available for sale securities	$(2)	$14	Net debt securities gains (losses), available for sale
Income tax effect	1	(4)	Income tax provision
Total reclassifications for the period	$(1)	$10

Net unrecognized pension costs	$(47)	$(42)	Salaries and employee benefits
Income tax effect	10	9	Income tax provision
Total reclassifications for the period	$(37)	$(33)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Six months ended June 30, 2019	Six months ended June 30, 2018
Net unrealized gain on available for sale securities	$11	$5	Net securities gains, available for sale
Income tax effect	(2)	(1)	Income tax provision
Total reclassifications for the period	$9	$4

Net unrecognized pension costs	$(94)	$(84)	Salaries and employee benefits
Income tax effect	20	17	Income tax provision
Total reclassifications for the period	$(74)	$(67)

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments - Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017- 12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. Other miscellaneous updates to agree to the electronic Code of Federal Regulations also have been incorporated.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 423,700 stock options, with an average exercise price of $43.95, outstanding on June 30, 2019. All options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares being $41.84 for the period. A portion of these options were included, on a weighted average basis, in the computation of diluted earnings per share for the 2018 period end due to the average market price of common shares of $43.37 exceeding the exercise price of the options issued during 2015. Net income as presented on the consolidated statement of income is used as the numerator.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive earnings per share computation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average common shares issued	5,012,485	5,010,082	5,012,195	5,009,806
Weighted average treasury stock shares	(320,150)	(320,150)	(320,150)	(320,150)
Weighted average common shares outstanding - basic	4,692,335	4,689,932	4,692,045	4,689,656
Dilutive effect of outstanding stock options	—	13,407	—	—
Weighted average common shares outstanding - diluted	4,692,335	4,703,339	4,692,045	4,689,656

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$5,927	$38	$(61)	$5,904
State and political securities	87,078	3,361	(59)	90,380
Other debt securities	49,622	303	(520)	49,405
Total debt securities	$142,627	$3,702	$(640)	$145,689

Investment equity securities:
Financial institution equity securities	$328	$256	$—	$584
Other equity securities	1,300	—	(43)	1,257
Investment equity securities	$1,628	$256	$(43)	$1,841

Trading:
Other equity securities	$50	$—	$(6)	$44

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$6,385	$8	$(240)	$6,153
State and political securities	79,358	609	(426)	79,541
Other debt securities	50,264	17	(1,690)	48,591
Total debt securities	$136,007	$634	$(2,356)	$134,285

Investment equity securities:
Financial institution equity securities	$328	$224	$—	$552
Other equity securities	1,300	—	(76)	1,224
Investment equity securities	$1,628	$224	$(76)	$1,776

Trading:
Other equity securities	$49	$—	$(13)	$36

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018.

	June 30, 2019
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$—	$—	$2,807	$(61)	$2,807	$(61)
State and political securities	—	—	1,766	(59)	1,766	(59)
Other debt securities	2,981	(40)	31,928	(480)	34,909	(520)
Total debt securities	$2,981	$(40)	$36,501	$(600)	$39,482	$(640)

	December 31, 2018
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$3,023	$(75)	$2,930	$(165)	$5,953	$(240)
State and political securities	14,819	(128)	13,648	(298)	28,467	(426)
Other debt securities	10,133	(153)	34,776	(1,537)	44,909	(1,690)
Total debt securities	$27,975	$(356)	$51,354	$(2,000)	$79,329	$(2,356)

At June 30, 2019, there were a total of 3 securities in a continuous unrealized loss position for less than twelve months and 24 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at June 30, 2019, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at June 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,065	$4,067
Due after one year to five years	49,986	49,656
Due after five years to ten years	62,857	65,226
Due after ten years	25,719	26,740
Total	$142,627	$145,689

Total gross proceeds from sales of debt securities available for sale for the three and six months ended June 30, 2019 were $1,146,000 and $8,132,000, respectively, an increase from the 2018 totals of $1,120,000 and $4,483,000.

The following table represents gross realized gains and losses from the sales of debt securities available for sale:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Available for sale (AFS):
Gross realized gains:
Mortgage-backed securities	$—	$5	$—	$5
State and political securities	—	19	15	19
Other debt securities	—	—	4	—
Total gross realized gains	$—	$24	$19	$24

Gross realized losses:
State and political securities	$1	$—	$3	$9
Other debt securities	1	10	5	10
Total gross realized losses	$2	$10	$8	$19

There were no impairment charges included in gross realized losses for the three and six months ended June 30, 2019 and 2018, respectively.

Investment securities with a carrying value of approximately $95,705,000 and $73,327,000 at June 30, 2019 and December 31, 2018, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At June 30, 2019 and December 31, 2018, we had $1,841,000 and $1,776,000, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Net gains (losses) recognized in equity securities during the period	$22	$6	$65	$(28)
Less: Net gains (losses) realized on the sale of equity securities during the period	—	—	—	—
Unrealized gains (losses) recognized in equity securities held at reporting date	$22	6	$65	(28)

Net gains and losses on trading account securities are as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Net gains (losses) on sale transactions	$3	$11	$8	$(4)
Net mark-to-market gains (losses)	—	(16)	5	2
Net gain (loss) on trading account securities	$3	$(5)	$13	$(2)

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

The following table presents the related aging categories of loans, by segment, as of June 30, 2019 and December 31, 2018:

	June 30, 2019
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$185,997	$78	$25	$5,180	$191,280
Real estate mortgage:
Residential	612,515	3,004	818	2,018	618,355
Commercial	350,655	1,350	227	6,826	359,058
Construction	39,617	171	132	72	39,992
Consumer automobile loans	145,246	190	43	37	145,516
Other consumer installment loans	23,620	464	—	5	24,089
	1,357,650	$5,257	$1,245	$14,138	1,378,290
Net deferred loan fees and discounts	995				995
Allowance for loan losses	(14,001)				(14,001)
Loans, net	$1,344,644				$1,365,284

	December 31, 2018
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$182,651	$616	$—	$5,294	$188,561
Real estate mortgage:
Residential	611,281	7,688	1,238	2,172	622,379
Commercial	361,624	2,349	—	7,722	371,695
Construction	43,144	305	—	74	43,523
Consumer automobile loans	132,713	412	27	31	133,183
Other consumer installment loans	23,902	636	9	5	24,552
	1,355,315	$12,006	$1,274	$15,298	1,383,893
Net deferred loan fees and discounts	864				864
Allowance for loan losses	(13,837)				(13,837)
Loans, net	$1,342,342				$1,370,920

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$33	$44	$3	$1
Real estate mortgage:
Residential	33	19	37	23
Commercial	76	34	77	22
Construction	1	1	—	—
Consumer automobile loans	1	1	—	—
Other consumer installment loans	—	—	1	1
	$144	$99	$118	$47

	Six Months Ended June 30,
	2019		2018
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$57	$83	$4	$1
Real estate mortgage:
Residential	66	42	68	34
Commercial	165	74	138	39
Construction	2	2	—	—
Consumer automobile loans	3	2	—	—
Other consumer installment loans	1	—	1	1
	$294	$203	$211	$75

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,239	$1,239	$—
Real estate mortgage:
Residential	2,368	2,368	—
Commercial	2,980	2,980	—
Construction	72	72	—
Consumer automobile loans	—	—	—
Installment loans to individuals	5	5	—
	6,664	6,664	—
With an allowance recorded:
Commercial, financial, and agricultural	4,014	4,014	577
Real estate mortgage:
Residential	1,673	1,673	228
Commercial	6,333	6,333	1,161
Construction	—	—	—
Consumer automobile loans	37	37	20
Installment loans to individuals	—	—	—
	12,057	12,057	1,986
Total:
Commercial, financial, and agricultural	5,253	5,253	577
Real estate mortgage:
Residential	4,041	4,041	228
Commercial	9,313	9,313	1,161
Construction	72	72	—
Consumer automobile loans	37	37	20
Installment loans to individuals	5	5	—
	$18,721	$18,721	$1,986

	December 31, 2018
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,152	$1,152	$—
Real estate mortgage:
Residential	2,619	2,619	—
Commercial	2,457	2,457	—
Construction	74	74	—
Consumer automobile loans	31	31	—
Installment loans to individuals	—	—	—
	6,333	6,333	—
With an allowance recorded:
Commercial, financial, and agricultural	4,111	4,111	650
Real estate mortgage:
Residential	1,591	1,591	168
Commercial	9,207	9,207	1,720
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	5	5	5
	14,914	14,914	2,543
Total:
Commercial, financial, and agricultural	5,263	5,263	650
Real estate mortgage:
Residential	4,210	4,210	168
Commercial	11,664	11,664	1,720
Construction	74	74	—
Consumer automobile loans	31	31	—
Installment loans to individuals	5	5	5
	$21,247	$21,247	$2,543

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and six months ended for June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019			2018
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$5,298	$2	$44	$1,227	$17	$1
Real estate mortgage:
Residential	4,078	27	22	4,255	29	23
Commercial	9,894	30	33	9,170	36	22
Construction	72	—	1	—	—	—
Consumer automobile	55	—	—	—	—	—
Other consumer installment loans	18	—	—	1	—	1
	$19,415	$59	$100	$14,653	$82	$47

	Six Months Ended June 30,
	2019			2018
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$5,286	$2	$82	$1,241	$34	$1
Real estate mortgage:
Residential	4,122	55	39	4,080	67	34
Commercial	10,484	61	69	9,211	94	39
Construction	73	—	2	—	—	—
Consumer automobile	47	—	1	—	—	—
Other consumer installment loans	13	—	—	1	—	1
	$20,012	$118	$193	$14,533	$195	$75

Currently, there is $7,000 committed to be advanced in connection with impaired loans.

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

There were four loan modifications considered TDR's completed during the six months ended June 30, 2019. Loan modifications that are considered TDRs completed during the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
	2019			2018
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	2	$4,014	$4,014	—	$—	$—
Real estate mortgage:
Residential	—	—	—	1	67	67
Commercial	2	2,862	2,862	—	—	—
	4	$6,876	$6,876	1	$67	$67

	Six Months Ended June 30,
	2019			2018
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	2	$4,014	$4,014	—	$—	$—
Real estate mortgage:
Residential	—	—	—	3	169	169
Commercial	2	2,862	2,862	1	106	106
	4	$6,876	$6,876	4	$275	$275

There were no loan modifications considered to be TDRs made during the twelve months previous to June 30, 2019 that defaulted during the six months ended June 30, 2019. There was one loan modification considered to be a TDR made during the twelve months previous to June 30, 2018 that defaulted during the six months ended June 30, 2018.The defaulted loan type and recorded investment as of June 30, 2018 are as follows: a residential real estate loan with a recorded investment of $3,750.

Troubled debt restructurings amounted to $14,862,000 and $9,599,000 as of June 30, 2019 and December 31, 2018, respectively.

The amount of foreclosed residential real estate held at June 30, 2019 and December 31, 2018, totaled $639,000 and $624,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2019 and December 31, 2018, totaled $19,000 and $167,000, respectively.

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

The following table presents the credit quality categories identified above as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$182,799	$613,770	$342,166	$39,979	$145,516	$24,089	$1,348,319
Special Mention	3,300	2,750	5,769	—	—	—	11,819
Substandard	5,181	1,835	11,123	13	—	—	18,152
	$191,280	$618,355	$359,058	$39,992	$145,516	$24,089	$1,378,290

	December 31, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$179,840	$619,800	$351,703	$43,523	$133,183	$24,552	$1,352,601
Special Mention	3,426	694	6,587	—	—	—	10,707
Substandard	5,295	1,885	13,405		—	—	20,585
	$188,561	$622,379	$371,695	$43,523	$133,183	$24,552	$1,383,893

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

Activity in the allowance is presented for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,732	$5,730	$3,802	$130	$1,402	$278	$718	$13,792
Charge-offs	(30)	(64)	(11)	—	(38)	(66)	—	(209)
Recoveries	36	—	1	2	34	30	—	103
Provision	(154)	83	(269)	—	37	(2)	620	315
Ending Balance	$1,584	$5,749	$3,523	$132	$1,435	$240	$1,338	$14,001

	Three Months Ended June 30, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,372	$5,656	$4,003	$156	$1,016	$305	$328	$12,836
Charge-offs	(3)	(91)	—	—	(22)	(47)	—	(163)
Recoveries	8	1	—	3	2	12	—	26
Provision	(322)	17	(189)	(41)	73	47	750	335
Ending Balance	$1,055	$5,583	$3,814	$118	$1,069	$317	$1,078	$13,034

	Six Months Ended June 30, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,680	$5,616	$4,047	$143	$1,328	$259	$764	$13,837
Charge-offs	(80)	(137)	(150)	—	(138)	(162)	—	(667)
Recoveries	42	1	1	7	60	45	—	156
Provision	(58)	269	(375)	(18)	185	98	574	675
Ending Balance	$1,584	$5,749	$3,523	$132	$1,435	$240	$1,338	$14,001

	Six Months Ended June 30, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,177	$5,679	$4,277	$155	$804	$271	$495	$12,858
Charge-offs	(36)	(142)	(55)	—	(52)	(118)	—	(403)
Recoveries	15	25	—	5	3	36	—	84
Provision	(101)	21	(408)	(42)	314	128	583	495
Ending Balance	$1,055	$5,583	$3,814	$118	$1,069	$317	$1,078	$13,034

The shift in allocation of the loan provision is primarily due to portfolio segment growth and changes in the credit metrics within the real estate mortgage portfolio.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at June 30, 2019 and 2018:

	June 30,
	2019	2018
Owners of residential rental properties	15.07%	14.90%
Owners of commercial rental properties	12.09%	13.30%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$577	$228	$1,161	$—	$20	$—	$—	$1,986
Collectively evaluated for impairment	1,007	5,521	2,362	132	1,415	240	1,338	12,015
Total ending allowance balance	$1,584	$5,749	$3,523	$132	$1,435	$240	$1,338	$14,001

Loans:
Individually evaluated for impairment	$5,253	$4,041	$9,313	$72	$37	$5		$18,721
Collectively evaluated for impairment	186,027	614,314	349,745	39,920	145,479	24,084		1,359,569
Total ending loans balance	$191,280	$618,355	$359,058	$39,992	$145,516	$24,089		$1,378,290

	December 31, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$650	$168	$1,720	$—	$—	$5	$—	$2,543
Collectively evaluated for impairment	1,030	5,448	2,327	143	1,328	254	764	11,294
Total ending allowance balance	$1,680	$5,616	$4,047	$143	$1,328	$259	$764	$13,837

Loans:
Individually evaluated for impairment	$5,263	$4,210	$11,664	$74	$31	$5		$21,247
Collectively evaluated for impairment	183,298	618,169	360,031	43,449	133,152	24,547		1,362,646
Total ending loans balance	$188,561	$622,379	$371,695	$43,523	$133,183	$24,552		$1,383,893

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018.

The following sets forth the components of the net periodic benefit/cost of the domestic non-contributory defined benefit plan for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Interest cost	$191	$177	$382	$353
Expected return on plan assets	(249)	(274)	(498)	(548)
Amortization of net loss	47	42	94	84
Net periodic benefit	$(11)	$(55)	$(22)	$(111)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2018, that it expected to contribute a minimum of $500,000 to its defined benefit plan in 2019.  As of June 30, 2019, there were contributions of $500,000 made to the plan with additional contributions of at least $250,000 anticipated during the remainder of 2019.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the six months ended June 30, 2019 and 2018, there were 1,200 and 1,196 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2019 and December 31, 2018:

(In Thousands)	June 30, 2019	December 31, 2018
Commitments to extend credit	$157,830	$166,417
Standby letters of credit	10,506	10,566
Credit exposure from the sale of assets with recourse	6,393	6,152
	$174,729	$183,135

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2019 and December 31, 2018, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2019
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$5,904	$—	$5,904
State and political securities	—	90,380	—	90,380
Other debt securities	—	49,405	—	49,405
Investment equity securities:
Financial institution equity securities	584	—	—	584
Other equity securities	1,257	—	—	1,257
Investment securities, trading:
Other equity securities	44	—	—	44

	December 31, 2018
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$6,153	$—	$6,153
State and political securities	—	79,541	—	79,541
Other debt securities	—	48,591	—	48,591
Financial institution equity securities	552	—	—	552
Other equity securities	1,224	—	—	1,224
Investment securities, trading:
Other equity securities	36	—	—	36

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2019
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$16,735	$16,735
Other real estate owned	—	—	471	471

	December 31, 2018
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$18,704	$18,704
Other real estate owned	—	—	402	402

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$11,477	Discounted cash flow	Temporary reduction in payment amount	0% to (70)%	(35)%
	5,258	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (40)%	(2)%
Other real estate owned	$471	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2018
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$12,929	Discounted cash flow	Temporary reduction in payment amount	7 to (70)%	(6)%
	5,775	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (90)%	(20)%
Other real estate owned	$402	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at June 30, 2019 and December 31, 2018:

	Carrying	Fair	Fair Value Measurements at June 30, 2019
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$79,525	$79,525	$79,525	$—	$—
Restricted investment in bank stock (1)	15,087	15,087	15,087	—	—
Loans held for sale (1)	2,880	2,880	2,880	—	—
Loans, net	1,365,284	1,377,063	—	—	1,377,063
Bank-owned life insurance (1)	28,955	28,955	28,955	—	—
Accrued interest receivable (1)	5,708	5,708	5,708	—	—

Financial liabilities:
Interest-bearing deposits	$1,004,331	$1,015,799	$659,464	$—	$356,335
Noninterest-bearing deposits (1)	322,755	322,755	322,755	—	—
Short-term borrowings (1)	59,453	59,453	59,453	—	—
Long-term borrowings	154,597	155,968	—	—	155,968
Accrued interest payable (1)	1,482	1,482	1,482	—	—
(1) The financial instrument is carried at cost at June 30, 2019, which approximate the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2018
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$66,742	$66,742	$66,742	$—	$—
Restricted investment in bank stock (1)	18,862	18,862	18,862	—	—
Loans held for sale (1)	2,929	2,929	2,929	—	—
Loans, net	1,370,920	1,381,581	—	—	1,381,581
Bank-owned life insurance (1)	28,627	28,627	28,627	—	—
Accrued interest receivable (1)	5,334	5,334	5,334	—	—

Financial liabilities:
Interest-bearing deposits	$899,089	$882,108	$612,478	$—	$269,630
Noninterest-bearing deposits (1)	320,814	320,814	320,814	—	—
Short-term borrowings (1)	167,865	167,865	167,865	—	—
Long-term borrowings	138,942	137,773	—	—	137,773
Accrued interest payable (1)	1,150	1,150	1,150	—	—

(1) The financial instrument is carried at cost at December 31, 2018, which approximate the fair value of the instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments at June 30, 2019 is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculation of the above tables.

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

As of January 1, 2019, the Company had a total of 263,700 stock options outstanding. During the period ended June 30, 2019, the Company issued 160,000 stock options with a strike price of $42.01 to a group of employees. The options granted in 2019 all expire ten years from the grant date. Of the 160,000 grants awarded in 2019, 80,600 of the options vest in 3 years while the remaining 79,400 options vest in five years.

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
March 15, 2019	80,600	—	80,600	$42.01	3 years	10 years
March 15, 2019	79,400	—	79,400	42.01	5 years	10 years
August 24, 2018	50,200	—	50,200	46.00	3 years	10 years
August 24, 2018	99,500	—	99,500	46.00	5 years	10 years
January 5, 2018	12,500	—	12,500	45.11	3 years	10 years
January 5, 2018	12,500	—	12,500	45.11	5 years	10 years
March 24, 2017	46,250	(4,500)	41,750	44.21	3 years	10 years
March 24, 2017	23,750	—	23,750	44.21	5 years	10 years
August 27, 2015	38,750	(15,250)	23,500	42.03	5 years	10 years

A summary of stock option activity is presented below:

	June 30, 2019		June 30, 2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	263,700	$45.12	93,500	$43.59
Granted	160,000	42.01	25,000	45.11
Exercised	—	—	—	—
Forfeited	—	—	(3,500)	42.96
Expired	—	—	—	—
Outstanding, end of period	423,700	$43.95	115,000	$43.94

Exercisable, end of period	—	$—	—	$—

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

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense related to stock options was $177,000 and $313,000 for the three and six months ended June 30, 2019 compared to $5,000 and $12,000 for the same periods of 2018. As of June 30, 2019, no stock options were exercisable and the weighted average years to expiration was 8.95 years. The fair value of options granted during the six months ended June 30, 2019 was approximately $1,208,000 or $7.55 per award. Total unrecognized compensation cost for non-vested options was $2,345,000 and will be recognized over their weighted average remaining vesting period of 1.79 years.

Note 13.  Leases

The following table shows finance lease right of use assets and finance lease liabilities as of June 30, 2019:

(In Thousands)	Statement of Financial Condition classification	June 30, 2019
Finance lease right of use assets	Premises and equipment, net	$5,870
Finance lease liabilities	Long-term borrowings	$5,972

The following table shows the components of finance and operating lease expense for the three and six months ended June 30, 2019:

	Three Months Ended June 30,	Six months ended June 30,
(In Thousands)	2019	2019

Finance Lease Cost:
Amortization of right-of-use asset	$64	$129
Interest expense	56	112
Operating lease cost	84	172
Variable lease cost	1	2
Total Lease Cost	$205	$415

Gross rental expense for the three and six months ended June 30, 2018 was $125,000 and $255,000.

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(In Thousands)	Operating	Finance
2019	$183	$176
2020	370	318
2021	378	320
2022	385	321
2023	360	322
2024 and thereafter	3,969	8,494
Total undiscounted cash flows	5,645	9,951
Discount on cash flows	(1,359)	(3,979)
Total lease liability	$4,286	$5,972

The following table shows the weighted average remaining lease term and weighted average discount rate for both operating and finance leases outstanding as of June 30, 2019.

	Operating	Finance
Weighted-average term (years)	18.0	27.8
Weighted-average discount rate	3.49%	3.73%

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the and Six Months Ended June 30, 2019 and 2018

Summary Results

Net income for the three and six months ended June 30, 2019 was $4,245,000 and $8,189,000 compared to $3,480,000 and $6,689,000 for the same period of 2018, including the effects of an increase in after-tax securities gains of $6,000 (from a gain of $12,000 to a gain of $18,000) for the three month periods and $90,000 (from a loss of $20,000 to a gain of $70,000) for the six month periods. Basic and diluted earnings per share for the three and six months ended June 30, 2019 was $0.91 and $1.75 compared to $0.74 and $1.43 for the corresponding period of 2018. Return on average assets and return on average equity were 1.02% and 11.42% for the three months ended June 30, 2019 compared to 0.91% and 10.07% for the corresponding period of 2018. Return on average assets and return on average equity were 0.99% and 11.27% for the six months ended June 30, 2019, compared to 0.89% and 9.68% for the corresponding period of 2018. Net income from core operations (“core earnings”) was $4,227,000 and $8,119,000 for the three and six months ended June 30, 2019 compared to $3,468,000 and $6,709,000 for the corresponding period of 2018. Basic and diluted adjusted earnings per share for the three and six months ended June 30, 2019 were $0.90 and $1.73 compared to $0.74 and $1.43 basic and diluted for the corresponding periods of 2018.

Management uses the non-GAAP measure of net income from core operations in its analysis of the Company’s performance.  This measure, as used by the Company, adjusts net income by excluding significant gains or losses that are unusual in nature.  Because certain of these items and their impact on the Company’s performance are difficult to predict, management believes the presentation of financial measures excluding the impact of such items provides useful supplemental information in evaluating the operating results of the Company’s core businesses.  For purposes of this Quarterly Report on Form 10-Q, net income from core operations means net income adjusted to exclude after-tax net securities gains or losses. These disclosures should not be viewed as a substitute for net income determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
GAAP net income	$4,245	$3,480	$8,189	$6,689
Less: net securities gains (losses), net of tax	18	12	70	(20)
Non-GAAP core earnings	$4,227	$3,468	$8,119	$6,709

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Return on average assets (ROA)	1.02%	0.91%	0.99%	0.89%
Less: net securities gains, net of tax	0.01%	0.01%	0.01%	—%
Non-GAAP core ROA	1.01%	0.90%	0.98%	0.89%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Return on average equity (ROE)	11.42%	10.07%	11.27%	9.68%
Less: net securities gains (losses), net of tax	0.05%	0.03%	0.09%	(0.03)%
Non-GAAP core ROE	11.37%	10.04%	11.18%	9.71%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings per share (EPS)	$0.91	$0.74	$1.75	$1.43
Less: net securities gains, net of tax	0.01	—	0.02	—
Non-GAAP core operating EPS	$0.90	$0.74	$1.73	$1.43

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Diluted EPS	$0.91	$0.74	$1.75	$1.43
Less: net securities gains (losses), net of tax	0.01	—	0.02	—
Non-GAAP diluted core EPS	$0.90	$0.74	$1.73	$1.43

Interest and Dividend Income

Interest and dividend income for the three and six months ended June 30, 2019 increased to $16,841,000 and $33,275,000 compared to $14,111,000 and $27,312,000 for the same periods of 2018. Loan portfolio income increased due to the impact of portfolio growth, primarily in consumer automobile lending and commercial real estate mortgages. Investment securities and dividend income increased by $427,000 and $984,000 for the three and six month periods ended June 30, 2019 to $1,541,000 and $3,106,000 as the average balance of the investment portfolio increased by $25,449,000 and $25,880,000, respectively.

Interest and dividend income composition for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended
	June 30, 2019		June 30, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$15,300	90.85%	$12,997	92.11%	$2,303	17.72%
Investment securities:
Taxable	967	5.74	639	4.53	328	51.33
Tax-exempt	179	1.06	230	1.63	(51)	(22.17)
Dividend and other interest income	395	2.35	245	1.73	150	61.22
Total interest and dividend income	$16,841	100.00%	$14,111	100.00%	$2,730	19.35%

	Six Months Ended
	June 30, 2019		June 30, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$30,169	90.67%	$25,190	92.23%	$4,979	19.77%
Investment securities:
Taxable	1,901	5.71	1,185	4.34	716	60.42
Tax-exempt	353	1.06	471	1.72	(118)	(25.05)
Dividend and other interest income	852	2.56	466	1.71	386	82.83
Total interest and dividend income	$33,275	100.00%	$27,312	100.00%	$5,963	21.83%
Interest Expense

Interest expense for the three and six months ended June 30, 2019 increased $1,520,000 and $3,228,000 to $3,928,000 and $7,684,000, respectively, compared to $2,408,000 and $4,456,000 for the same periods of 2018. The increase in interest expense is the result of growth within the deposit portfolio and the use of the time deposit portfolio as part of a deposit acquisition strategy in select markets. In addition, short and long-term borrowings have been utilized to assist with the funding of the loan portfolio growth.

Interest expense composition for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended
	June 30, 2019		June 30, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,871	73.09%	$1,490	61.88%	$1,381	92.68%
Short-term borrowings	178	4.53	252	10.47	(74)	(29.37)
Long-term borrowings	879	22.38	666	27.65	213	31.98
Total interest expense	$3,928	100.00%	$2,408	100.00%	$1,520	63.12%

	Six Months Ended
	June 30, 2019		June 30, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$5,171	67.30%	$2,712	60.86%	$2,459	90.67%
Short-term borrowings	783	10.19	476	10.68	307	64.50
Long-term borrowings	1,730	22.51	1,268	28.46	462	36.44
Total interest expense	$7,684	100.00%	$4,456	100.00%	$3,228	72.44%
Net Interest Margin

The net interest margin (“NIM”) for the three and six months ended June 30, 2019 was 3.39% and 3.37% compared to 3.32% and 3.31% for the corresponding periods of 2018. The increase in the net interest margin was driven by an increase in the yield on earning assets of 40 and 44 basis points ("bps") for the three and six month periods. The impact of the increase in yield on earning assets was limited by the increase in rate paid on interest-bearing liabilities of 42 bps and 45 bps for the three and six month periods. The increase in the yield on earning assets was driven by an increase in the loan portfolio yield in conjunction with an increase in the average loan portfolio of $83,379,000 and $103,502,000, respectively. The loan growth for the three and six month periods was primarily funded by an increase in average total deposits of $119,236,000 and $108,021,000, respectively. Deposits increased $136,067,000 to $1.3 billion at June 30, 2019 compared to June 30, 2018. Noninterest-bearing deposits increased $11,561,000 million to $322,755,000 million at June 30, 2019 compared to June 30, 2018.

The following is a schedule of average balances and associated yields for the three and six months ended June 30, 2019 and 2018:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$71,193	$548	3.09%	$75,859	$563	2.98%
All other loans	1,313,388	14,867	4.54%	1,225,343	12,552	4.11%
Total loans (2)	1,384,581	15,415	4.47%	1,301,202	13,115	4.04%

Taxable securities	130,802	1,300	4.03%	93,024	871	3.75%
Tax-exempt securities (3)	27,971	227	3.29%	40,300	291	2.89%
Total securities	158,773	1,527	3.90%	133,324	1,162	3.49%

Interest-bearing deposits	10,431	62	2.38%	3,034	13	1.72%

Total interest-earning assets	1,553,785	17,004	4.39%	1,437,560	14,290	3.99%

Other assets	113,443			97,034

Total assets	$1,667,228			$1,534,594

Liabilities and shareholders’ equity:
Savings	$170,142	51	0.12%	$165,231	16	0.04%
Super Now deposits	246,454	453	0.74%	234,731	242	0.41%
Money market deposits	249,169	596	0.96%	243,771	290	0.48%
Time deposits	335,721	1,771	2.12%	253,398	942	1.49%
Total interest-bearing deposits	1,001,486	2,871	1.15%	897,131	1,490	0.67%

Short-term borrowings	32,086	178	2.23%	56,530	252	1.76%
Long-term borrowings	147,571	879	2.24%	123,970	666	2.12%
Total borrowings	179,657	1,057	2.23%	180,500	918	2.01%

Total interest-bearing liabilities	1,181,143	3,928	1.31%	1,077,631	2,408	0.89%

Demand deposits	317,623			302,742
Other liabilities	19,747			16,024
Shareholders’ equity	148,715			138,197

Total liabilities and shareholders’ equity	$1,667,228			$1,534,594
Interest rate spread			3.08%			3.10%
Net interest income/margin		$13,076	3.39%		$11,882	3.32%

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

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$71,874	$1,087	3.05%	$75,548	$1,130	3.02%
All other loans	1,313,121	29,310	4.50%	1,205,945	24,297	4.06%
Total loans (2)	1,384,995	30,397	4.43%	1,281,493	25,427	4.00%

Taxable securities	128,431	2,650	4.18%	88,670	1,630	3.68%
Tax-exempt securities	27,344	447	3.31%	41,225	596	2.89%
Total securities	155,775	3,097	4.03%	129,895	2,226	3.43%

Interest-bearing deposits	8,493	103	2.45%	2,603	21	1.63%

Total interest-earning assets	1,549,263	33,597	4.38%	1,413,991	27,674	3.94%

Other assets	112,806			97,318

Total assets	$1,662,069			$1,511,309

Liabilities and shareholders’ equity:
Savings	$168,543	81	0.10%	$164,140	32	0.04%
Super Now deposits	239,022	832	0.70%	230,930	449	0.39%
Money market deposits	245,307	1,068	0.88%	240,127	500	0.42%
Time deposits	317,782	3,190	2.02%	244,805	1,731	1.43%
Total interest-bearing deposits	970,654	5,171	1.07%	880,002	2,712	0.62%

Short-term borrowings	63,881	783	2.47%	59,152	476	1.60%
Long-term borrowings	145,890	1,730	2.24%	119,274	1,268	2.11%
Total borrowings	209,771	2,513	2.31%	178,426	1,744	1.94%

Total interest-bearing liabilities	1,180,425	7,684	1.29%	1,058,428	4,456	0.84%

Demand deposits	315,380			298,011
Other liabilities	20,953			16,645
Shareholders’ equity	145,311			138,225

Total liabilities and shareholders’ equity	$1,662,069			$1,511,309
Interest rate spread			3.09%			3.10%
Net interest income/margin		$25,913	3.37%		$23,218	3.31%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Total interest income	$16,841	$14,111	$33,275	$27,312
Total interest expense	3,928	2,408	7,684	4,456
Net interest income	12,913	11,703	25,591	22,856
Tax equivalent adjustment	163	179	322	362
Net interest income (fully taxable equivalent)	$13,076	$11,882	$25,913	$23,218

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019 vs. 2018			2019 vs. 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$(36)	$21	$(15)	$(54)	$11	$(43)
All other loans	943	1,372	2,315	2,259	2,754	5,013
Taxable investment securities	362	67	429	783	237	1,020
Tax-exempt investment securities	(99)	35	(64)	(224)	75	(149)
Interest bearing deposits	42	7	49	48	34	82
Total interest-earning assets	1,212	1,502	2,714	2,812	3,111	5,923

Interest expense:
Savings deposits	—	35	35	1	48	49
Super Now deposits	12	199	211	17	366	383
Money market deposits	6	300	306	11	557	568
Time deposits	361	468	829	609	850	1,459
Short-term borrowings	(128)	54	(74)	40	267	307
Long-term borrowings	164	49	213	365	97	462
Total interest-bearing liabilities	415	1,105	1,520	1,043	2,185	3,228
Change in net interest income	$797	$397	$1,194	$1,769	$926	$2,695

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2019, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased slightly from $13,837,000 at December 31, 2018 to $14,001,000 at June 30, 2019. The slight increase in the allowance for loan losses was driven by an increase in the consumer automobile segment of the loan portfolio. The majority of the loans charged-off during the six month period had a specific allowance within the allowance for losses. At June 30, 2019 and December 31, 2018, the allowance for loan losses to total loans was 1.02% and 1.00%, respectively.

The provision for loan losses totaled $315,000 and $675,000 for the three and six months ended June 30, 2019 and the respective amounts for the corresponding 2018 periods were $335,000 and $495,000. The decrease in the provision for loans for the three months ended June 30, 2019 compared to the corresponding 2018 period was due to the change in loan balance outstanding. The increase in the provision for loan losses for the six months ended June 30, 2019 compared to the same period of 2018 was primarily due to an increase in net charge-offs.

Nonperforming loans increased to $15,383,000 at June 30, 2019 from $7,132,000 at June 30, 2018. The majority of nonperforming loans are centered on loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses. The ratio of nonperforming loans to total loans was 1.12% and 0.44% at June 30, 2019 and 2018, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 91.00% and 182.75% at June 30, 2019 and 2018, respectively. Internal loan review and analysis coupled with loan growth dictated a provision for loan losses of $315,000 and $675,000 for the three and six months ended June 30, 2019.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
June 30, 2019	$1,245	$14,138	$15,383
March 31, 2019	1,268	14,526	15,794
December 31, 2018	1,274	15,298	16,572
September 30, 2018	512	8,227	8,739
June 30, 2018	463	6,669	7,132

Non-interest Income

Total non-interest income for the three and six months ended June 30, 2019 compared to the same periods in 2018 increased $107,000 and $280,000, respectively, to $2,469,000 and $4,723,000. Excluding net securities gains, non-interest income for the three and six months ended June 30, 2019 increased $99,000 and $166,000 compared to the same periods in 2018. The changes in insurance commissions is primarily the result of continued growth in United Insurance Solution, LLC. The increase in brokerage commissions are due to a change in the product mix of consumer purchases. The fluctuation in other income consists primarily due to increases in loans sold on the secondary market.

Non-interest income composition for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended
	June 30, 2019		June 30, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$592	23.99%	$592	25.07%	$—	—%
Net debt securities (losses) gains, available for sale	(2)	(0.08)	14	0.59	(16)	(114.29)
Net equity securities gains (losses)	22	0.89	6	0.25	16	266.67
Net securities gains (losses), trading	3	0.12	(5)	(0.21)	8	(160.00)
Bank-owned life insurance	123	4.98	158	6.69	(35)	(22.15)
Gain on sale of loans	347	14.05	400	16.93	(53)	(13.25)
Insurance commissions	119	4.82	64	2.71	55	85.94
Brokerage commissions	356	14.42	330	13.97	26	7.88
Debit card fees	389	15.76	373	15.79	16	4.29
Other	520	21.05	430	18.21	90	20.93
Total non-interest income	$2,469	100.00%	$2,362	100.00%	$107	4.53%

	Six Months Ended
	June 30, 2019		June 30, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,154	24.43%	$1,143	25.73%	$11	0.96%
Net debt securities (losses) gains, available for sale	11	0.23	5	0.11	6	120.00
Net equity securities gains (losses)	65	1.38	(28)	(0.63)	93	332.14
Net securities gains (losses), trading	13	0.28	(2)	(0.05)	15	750.00
Bank-owned life insurance	291	6.16	331	7.45	(40)	(12.08)
Gain on sale of loans	663	14.04	655	14.74	8	1.22
Insurance commissions	253	5.36	181	4.07	72	39.78
Brokerage commissions	679	14.38	673	15.15	6	0.89
Debit card fees	699	14.80	706	15.89	(7)	(0.99)
Other	895	18.94	779	17.54	116	14.89
Total non-interest income	$4,723	100.00%	$4,443	100.00%	$280	6.30%
Non-interest Expense

Total non-interest expense increased $542,000 and $1,079,000 for the three and six months ended June 30, 2019 compared to the same period of 2018. The increase in salaries and employee benefits is primarily attributable to routine wage increases coupled with an increase in the number of employees. Occupancy and furniture and equipment expenses have decreased slightly as maintenance costs were reduced. Software amortization increased for the six month period due to updating software programs that require new licensing fee structures. Marketing expenses decreased as targeted marketing has replaced mass marketing. The fluctuation in professional fees consists primarily of an increase in legal fees.

Non-interest expense composition for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended
	June 30, 2019		June 30, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$5,523	54.91%	$4,919	51.69%	$604	12.28%
Occupancy	668	6.64	699	7.34	(31)	(4.43)
Furniture and equipment	784	7.79	801	8.42	(17)	(2.12)
Software amortization	188	1.87	231	2.43	(43)	(18.61)
Pennsylvania shares tax	285	2.83	278	2.92	7	2.52
Professional fees	727	7.23	649	6.82	78	12.02
Federal Deposit Insurance Corporation deposit insurance	236	2.35	200	2.10	36	18.00
Marketing	33	0.33	268	2.82	(235)	(87.69)
Intangible amortization	69	0.69	78	0.82	(9)	(11.54)
Other	1,546	15.36	1,394	14.64	152	10.90
Total non-interest expense	$10,059	100.00%	$9,517	100.00%	$542	5.70%

	Six Months Ended
	June 30, 2019		June 30, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$11,024	55.47%	$9,967	53.03%	$1,057	10.60%
Occupancy	1,447	7.28	1,440	7.66	7	0.49
Furniture and equipment	1,536	7.73	1,548	8.24	(12)	(0.78)
Software amortization	395	1.99	296	1.57	99	33.45
Pennsylvania shares tax	578	2.91	555	2.95	23	4.14
Professional fees	1,249	6.28	1,215	6.46	34	2.80
Federal Deposit Insurance Corporation deposit insurance	504	2.54	402	2.14	102	25.37
Marketing	135	0.68	519	2.76	(384)	(73.99)
Intangible amortization	140	0.70	158	0.84	(18)	(11.39)
Other	2,865	14.42	2,694	14.35	171	6.35
Total non-interest expense	$19,873	100.00%	$18,794	100.00%	$1,079	5.74%
Provision for Income Taxes

Income taxes increased $26,000 and $249,000 for the three and six months ended June 30, 2019 compared to the same periods of 2018. The effective tax rate for the three and six months ended June 30, 2019 was 15.16% and 16.09%, respectively, compared to 17.40% and 16.50% for the same periods of 2018. The Company currently is in a deferred tax asset position. Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $12,783,000 from $66,742,000 at December 31, 2018 to $79,525,000 at June 30, 2019, primarily as a result of the following activities during the six months ended June 30, 2019.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds trailing loan originations, less $663,000 in realized gains, by $49,000 for the six months ended June 30, 2019.

Loans

Gross loans decreased $5,472,000 since December 31, 2018 due primarily to a decrease across all three real estate mortgage categories. The decrease in the real estate mortgage portfolio was partially offset by the growth in the consumer automobile loan segment.

The allocation of the loan portfolio, by category, as of June 30, 2019 and December 31, 2018 is presented below:

	June 30, 2019		December 31, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$191,280	13.87%	$188,561	13.62%	$2,719	1.44%
Real estate mortgage:
Residential	618,355	44.83	622,379	44.94	(4,024)	(0.65)%
Commercial	359,058	26.03	371,695	26.84	(12,637)	(3.40)%
Construction	39,992	2.90	43,523	3.14	(3,531)	(8.11)%
Consumer automobile loans	145,516	10.55	133,183	9.63	12,333	9.26%
Other consumer installment loans	24,089	1.75	24,552	1.77	(463)	(1.89)%
Net deferred loan fees and discounts	995	0.07	864	0.06	131	15.16%
Gross loans	$1,379,285	100.00%	$1,384,757	100.00%	$(5,472)	(0.40)%

The following table shows the amount of accrual and non-accrual TDRs at June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$—	$5,131	$5,131	$—	$1,127	$1,127
Real estate mortgage:
Residential	2,100	156	2,256	2,225	159	2,384
Commercial	2,563	4,912	7,475	3,959	2,129	6,088
	$4,663	$10,199	$14,862	$6,184	$3,415	$9,599

Investments

The fair value of the investment debt securities portfolio at June 30, 2019 increased $11,404,000 since December 31, 2018 while the amortized cost of the portfolio increased $6,620,000.  The growth in the investment portfolio has occurred within the municipal segment as bonds with a final maturity of inside of ten years have been purchased. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 79.28% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has remained flat at $1,628,000 for June 30, 2019 and December 31, 2018 while the fair value increased $65,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at June 30, 2019 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$5,927	$5,904	$—	$—	$—	$—	$5,927	$5,904
State and political securities	84,895	88,175	2,183	2,205	—	—	87,078	90,380
Other debt securities	22,247	21,931	19,111	19,201	8,264	8,273	49,622	49,405
Total debt securities AFS	$113,069	$116,010	$21,294	$21,406	$8,264	$8,273	$142,627	$145,689

Financing Activities

Deposits

Total deposits increased $107,183,000 from December 31, 2018 to June 30, 2019. The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios. While deposit gathering efforts have centered on core deposits, the growth of the time deposit portfolio is the result of targeted marketing efforts in select markets. The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2019		December 31, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$322,755	24.32%	$320,814	26.30%	$1,941	0.61%
NOW accounts	238,410	17.96	207,819	17.04	30,591	14.72
Money market deposits	238,352	17.96	238,596	19.56	(244)	(0.10)
Savings deposits	171,992	12.96	166,063	13.61	5,929	3.57
Time deposits	355,577	26.80	286,611	23.49	68,966	24.06
Total deposits	$1,327,086	100.00%	$1,219,903	100.00%	$107,183	8.79%

Borrowed Funds

Total borrowed funds decreased 30.23%, or $92,757,000, to $214,050,000 at June 30, 2019 compared to $306,807,000 at December 31, 2018. The decrease in total borrowing occurred due to the strong growth in deposits as a funding source as the loan portfolio remained flat. The long-term borrowings originating during the six months ended June 30, 2019 have a blended interest rate of 2.94% and mature by 2024.

	June 30, 2019		December 31, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$52,553	24.55%	$162,203	52.87%	$(109,650)	(67.60)%
Securities sold under agreement to repurchase	6,900	3.22	5,662	1.85	1,238	21.87
Total short-term borrowings	59,453	27.77	167,865	54.72	(108,412)	(64.58)
Long-term borrowings:
Long-term FHLB borrowings	148,625	69.43	138,625	45.18	10,000	7.21
Long-term finance lease	5,972	2.79	—	—	5,972	n/a
Long-term capital lease	—	—	317	0.10	(317)	(100.00)
Total long-term borrowings	154,597	72.23	138,942	45.28	15,655	11.27
Total borrowed funds	$214,050	100.00%	$306,807	100.00%	$(92,757)	(30.23)%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	June 30, 2019	December 31, 2018
Investment debt securities pledged, fair value	$9,729	$8,380
Repurchase agreements	6,900	5,662

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

The Company's capital ratios as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$136,821	10.390%	$132,543	10.178%
For Capital Adequacy Purposes	59,258	4.500	58,601	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	92,180	7.000	83,018	6.375
To Be Well Capitalized	85,595	6.500	84,646	6.500
Total Capital (to Risk-weighted Assets)
Actual	$147,875	11.230%	$142,876	10.972%
For Capital Adequacy Purposes	105,343	8.000	104,175	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	138,262	10.500	128,591	9.875
To Be Well Capitalized	131,679	10.000	130,219	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$136,821	10.390%	$132,543	10.178%
For Capital Adequacy Purposes	79,011	6.000	78,135	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	111,932	8.500	102,552	7.875
To Be Well Capitalized	105,348	8.000	104,180	8.000
Tier I Capital (to Average Assets)
Actual	$136,821	8.320%	$132,543	8.176%
For Capital Adequacy Purposes	65,779	4.000	64,845	4.000
To Be Well Capitalized	82,224	5.000	81,056	5.000

Jersey Shore State Bank's capital ratios as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$96,911	10.056%	$94,105	9.879%
For Capital Adequacy Purposes	43,367	4.500	42,866	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	67,460	7.000	60,727	6.375
To Be Well Capitalized	62,641	6.500	61,917	6.500
Total Capital (to Risk-weighted Assets)
Actual	$105,673	10.965%	$102,534	10.764%
For Capital Adequacy Purposes	77,098	8.000	76,205	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	101,192	10.500	94,066	9.875
To Be Well Capitalized	96,373	10.000	95,256	10.000
Tier I Capital (to Risk-weighted Assets)	-
Actual	$96,911	10.056%	$94,105	9.879%
For Capital Adequacy Purposes	57,823	6.000	57,155	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	81,916	8.500	75,015	7.875
To Be Well Capitalized	77,097	8.000	76,206	8.000
Tier I Capital (to Average Assets)
Actual	$96,911	7.874%	$94,105	7.724%
For Capital Adequacy Purposes	49,231	4.000	48,734	4.000
To Be Well Capitalized	61,539	5.000	60,917	5.000

Luzerne Bank's capital ratios as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$37,108	10.384%	$35,378	10.061%
For Capital Adequacy Purposes	16,081	4.500	15,824	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	25,015	7.000	22,417	6.375
To Be Well Capitalized	23,228	6.500	22,856	6.500
Total Capital (to Risk-weighted Assets)
Actual	$39,400	11.026%	$37,283	10.603%
For Capital Adequacy Purposes	28,587	8.000	28,130	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	37,520	10.500	34,723	9.875
To Be Well Capitalized	35,734	10.000	35,163	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$37,108	10.384%	$35,378	10.061%
For Capital Adequacy Purposes	21,441	6.000	21,098	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	30,375	8.500	27,691	7.875
To Be Well Capitalized	28,589	8.000	28,131	8.000
Tier I Capital (to Average Assets)
Actual	$37,108	8.581%	$35,378	8.655%
For Capital Adequacy Purposes	17,298	4.000	16,350	4.000
To Be Well Capitalized	21,622	5.000	20,438	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited, except for net loans to total deposits, at June 30, 2019:

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $603,404,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $57,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $201,178,000 as of June 30, 2019.

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

The following is a rate shock forecast for the twelve month period ending June 30, 2020 assuming a static balance sheet as of June 30, 2019.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$47,706	$50,569	$52,948	$54,710	$56,391	$57,898	$59,444
Change from static	(5,242)	(2,379)	—	1,762	3,443	4,950	6,496
Percent change from static	-9.90%	-4.49%	—	3.33%	6.50%	9.35%	12.27%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended June 30, 2019.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1 - April 30, 2019)	—	—	—	342,446
Month #2 (May 1 - May 31, 2019)	—	—	—	342,446
Month #3 (June 1 - June 30, 2019)	—	—	—	342,446

On April 29, 2019, the Board of Directors extended the previously approved authorization to repurchase up to 482,000 shares, or approximately 10%, of the outstanding shares of the Company for an additional year to April 30, 2020.  As of June 30, 2019 there have been 139,554 shares repurchased under this plan.

Item 3.                           Defaults Upon Senior Securities

None.

Item 4.                           Mine Safety Disclosures

Not applicable.

Item 5.                           Other Information

None.

Item 6.                           Exhibits

3(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).
10(i)	Amended and Restated Employment Agreement, dated as of July 23, 2019, between Karen S. Young, Penns Woods Bancorp, Inc. and Jersey Shore State Bank.
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2019 and December 31, 2018; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2019 and 2018; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iv) the Consolidated Statement of Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2019 and 2018 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	August 9, 2019	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2019	/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit 3(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018).
Exhibit 3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).
10(i)	Amended and Restated Employment Agreement, dated as of July 23, 2019, between Karen S. Young, Penns Woods Bancorp, Inc. and Jersey Shore State Bank.
Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2019 and December 31, 2018; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2019 and 2018; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iv) the Consolidated Statement of Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2019 and 2018 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.