Form 10-Q
period 2019-09-30
PENNS WOODS BANCORP INC
filed 2019-11-08
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2019.

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
On November 1, 2019 there were 7,037,823 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
(In Thousands, Except Share Data)	2019	2018
ASSETS:
Noninterest-bearing balances	$25,990	$24,325
Interest-bearing balances in other financial institutions	31,351	42,417
Total cash and cash equivalents	57,341	66,742

Investment debt securities, available for sale, at fair value	149,075	134,285
Investment equity securities, at fair value	1,820	1,776
Investment securities, trading	47	36
Restricted investment in bank stock, at fair value	13,502	18,862
Loans held for sale	1,868	2,929
Loans	1,364,984	1,384,757
Allowance for loan losses	(14,249)	(13,837)
Loans, net	1,350,735	1,370,920
Premises and equipment, net	33,366	27,580
Accrued interest receivable	5,267	5,334
Bank-owned life insurance	29,107	28,627
Goodwill	17,104	17,104
Intangibles	960	1,162
Operating lease right-of-use asset	4,217	—
Deferred tax asset	3,744	5,154
Other assets	4,942	4,260
TOTAL ASSETS	$1,673,095	$1,684,771

LIABILITIES:
Interest-bearing deposits	$1,005,078	$899,089
Noninterest-bearing deposits	327,329	320,814
Total deposits	1,332,407	1,219,903

Short-term borrowings	5,987	167,865
Long-term borrowings	162,290	138,942
Accrued interest payable	1,666	1,150
Operating lease liability	4,228	—
Other liabilities	11,456	13,367
TOTAL LIABILITIES	1,518,034	1,541,227

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $5.55, 22,500,000 shares authorized; 7,517,796 and 7,517,546 shares issued; 7,037,571 and 7,037,321 outstanding	41,758	41,763
Additional paid-in capital	51,290	50,737
Retained earnings	76,009	69,787
Accumulated other comprehensive gain (loss):
Net unrealized gain (loss) on available for sale securities	3,266	(1,360)
Defined benefit plan	(5,165)	(5,276)
Treasury stock at cost, 480,225	(12,115)	(12,115)
TOTAL PENNS WOODS BANCORP, INC. SHAREHOLDERS' EQUITY	155,043	143,536
Non-controlling interest	18	8
TOTAL SHAREHOLDERS' EQUITY	155,061	143,544
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,673,095	$1,684,771

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2019	2018	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$15,426	$13,982	$45,595	$39,172
Investment securities:
Taxable	998	713	2,899	1,898
Tax-exempt	167	207	520	678
Dividend and other interest income	493	296	1,345	762
TOTAL INTEREST AND DIVIDEND INCOME	17,084	15,198	50,359	42,510
INTEREST EXPENSE:
Deposits	3,165	1,659	8,336	4,371
Short-term borrowings	7	528	790	1,004
Long-term borrowings	1,009	756	2,739	2,024
TOTAL INTEREST EXPENSE	4,181	2,943	11,865	7,399
NET INTEREST INCOME	12,903	12,255	38,494	35,111
PROVISION FOR LOAN LOSSES	360	480	1,035	975
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,543	11,775	37,459	34,136
NON-INTEREST INCOME:
Service charges	622	645	1,776	1,788
Net debt securities gains (losses), available for sale	189	(22)	200	(17)
Net equity securities (losses) gains	(21)	(16)	44	(44)
Net securities gains (losses), trading	2	14	15	12
Bank-owned life insurance	143	165	434	496
Gain on sale of loans	583	398	1,246	1,053
Insurance commissions	93	85	346	266
Brokerage commissions	353	340	1,032	1,013
Debit card fees	333	359	1,032	1,065
Other	525	621	1,420	1,400
TOTAL NON-INTEREST INCOME	2,822	2,589	7,545	7,032
NON-INTEREST EXPENSE:
Salaries and employee benefits	5,488	5,420	16,512	15,387
Occupancy	638	640	2,085	2,080
Furniture and equipment	885	780	2,421	2,328
Software amortization	234	208	629	504
Pennsylvania shares tax	285	278	863	833
Professional fees	585	459	1,834	1,674
Federal Deposit Insurance Corporation deposit insurance	—	237	504	639
Marketing	98	245	233	764
Intangible amortization	62	71	202	229
Other	1,266	1,343	4,131	4,037
TOTAL NON-INTEREST EXPENSE	9,541	9,681	29,414	28,475
INCOME BEFORE INCOME TAX PROVISION	5,824	4,683	15,590	12,693
INCOME TAX PROVISION	1,170	857	2,741	2,179
CONSOLIDATED NET INCOME	$4,654	$3,826	$12,849	$10,514
Less: Net loss attributable to noncontrolling interest	4	—	10	(1)
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$4,650	$3,826	$12,839	$10,515
EARNINGS PER SHARE - BASIC	$0.66	$0.54	$1.82	$1.49
EARNINGS PER SHARE - DILUTED	$0.66	$0.54	$1.82	$1.49
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,037,055	7,035,840	7,036,181	7,034,940
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,037,055	7,035,840	7,036,181	7,034,940
DIVIDENDS DECLARED PER SHARE	$0.31	$0.31	$0.94	$0.94
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Net Income	$4,650	$3,826	$12,839	$10,515
Other comprehensive income (loss) income:
Change in unrealized gain (loss) on available for sale securities	1,261	(789)	6,056	(2,641)
Tax effect	(265)	166	(1,272)	556
Net realized (gain) loss on available for sale securities included in net income	(189)	22	(200)	17
Tax effect	40	(5)	42	(4)
Amortization of unrecognized pension gain	46	41	140	125
Tax effect	(9)	(8)	(29)	(25)
Total other comprehensive gain (loss) income	884	(573)	4,737	(1,972)
Comprehensive income	$5,534	$3,253	$17,576	$8,543

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, June 30, 2019	7,519,344	$41,773	$51,067	$73,565	$(2,783)	$(12,115)	$14	$151,521
Net income				4,650			4	4,654
Other comprehensive income					884			884
Stock-based compensation			185					185
Dividends declared ($0.31 per share)				(2,206)				(2,206)
Common shares issued for employee stock purchase plan	782	4	38					42
Stock split fractional shares	(2,330)	(19)						(19)
Balance, September 30, 2019	7,517,796	$41,758	$51,290	$76,009	$(1,899)	$(12,115)	$18	$155,061

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, June 30, 2018	7,515,803	$41,753	$50,225	$66,181	$(6,910)	$(12,115)	$1	$139,135
Net income				3,826			—	3,826
Other comprehensive loss					(573)			(573)
Stock-based compensation			333					333
Dividends declared ($0.31 per share)				(2,205)				(2,205)
Common shares issued for employee stock purchase plan	1,743	4	19					23
Balance, September 30, 2018	7,517,546	$41,757	$50,577	$67,802	$(7,483)	$(12,115)	$1	$140,539

See accompanying notes to the unaudited consolidated financial statements.

Nine months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2018	7,517,546	$41,763	$50,737	$69,787	$(6,636)	$(12,115)	$8	$143,544
Net income				12,839			10	12,849
Other comprehensive income					4,737			4,737
Stock-based compensation			498					498
Dividends declared ($0.94 per share)				(6,617)				(6,617)
Common shares issued for employee stock purchase plan	2,580	14	55					69
Stock split fractional shares	(2,330)	(19)						(19)
Balance, September 30, 2019	7,517,796	$41,758	$51,290	$76,009	$(1,899)	$(12,115)	$18	$155,061

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2017	7,514,009	$41,744	$50,173	$63,364	$(4,974)	$(12,115)	$2	$138,194
Net income				10,515			(1)	10,514
Adoption of ASU 2016-01				537	(537)			—
Other comprehensive (loss)					(1,972)			(1,972)
Stock-based compensation			345					345
Dividends declared ($0.94 per share)				(6,614)				(6,614)
Common shares issued for employee stock purchase plan	3,537	13	59					72
Balance, September 30, 2018	7,517,546	$41,757	$50,577	$67,802	$(7,483)	$(12,115)	$1	$140,539

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2019	2018
OPERATING ACTIVITIES:
Net Income	$12,849	$10,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,904	1,907
Amortization of intangible assets	202	229
Provision for loan losses	1,035	975
Accretion and amortization of investment security discounts and premiums	499	591
Net securities (gains) losses, available for sale	(200)	17
Originations of loans held for sale	(41,601)	(39,979)
Proceeds of loans held for sale	43,908	38,501
Gain on sale of loans	(1,246)	(1,053)
Net equity securities (gains) losses	(44)	44
Net securities gains, trading	(15)	(12)
Proceeds from the sale of trading securities	78	466
Purchases of trading securities	(74)	(309)
Earnings on bank-owned life insurance	(434)	(496)
Decrease (increase) in deferred tax asset	180	(370)
Other, net	(1,268)	(952)
Net cash provided by operating activities	15,773	10,073
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	16,289	14,528
Proceeds from calls and maturities of available for sale securities	3,089	6,160
Purchases of available for sale securities	(28,611)	(45,473)
Net decrease (increase) in loans	18,625	(123,857)
Acquisition of premises and equipment	(1,798)	(1,374)
Proceeds from the sale of foreclosed assets	502	253
Purchase of bank-owned life insurance	(30)	(36)
Proceeds from redemption of regulatory stock	13,659	12,073
Purchases of regulatory stock	(8,299)	(16,575)
Net cash provided (used) for investing activities	13,426	(154,301)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	105,989	54,362
Net increase in noninterest-bearing deposits	6,515	9,795
Proceeds from long-term borrowings	50,000	80,000
Repayment of long-term borrowings	(32,608)	(12,000)
Net (decrease) increase in short-term borrowings	(161,878)	63,717
Finance lease principal payments	(70)	—
Dividends paid	(6,617)	(6,614)
Issuance of common stock	69	72
Net cash (used) provided by financing activities	(38,600)	189,332
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,401)	45,104
CASH AND CASH EQUIVALENTS, BEGINNING	66,742	27,243
CASH AND CASH EQUIVALENTS, ENDING	$57,341	$72,347

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$11,349	$6,850
Income taxes paid	3,125	1,925
Non-cash investing and financing activities:
Right-of-use lease assets obtained in exchange for lessee finance lease liabilities	6,026	—
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	4,298	—
Transfer of loans to foreclosed real estate	525	876
Transfer due to adoption of ASU 2016-01, equity securities fair value adjust, reclassification from AOCI to Retained Earnings, net of tax	—	537
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

Note 2.  Accumulated Other Comprehensive Gain (loss)

The changes in accumulated other comprehensive gain (loss) by component shown net of tax and parenthesis indicating debits, as of September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(In Thousands)	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Loss on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$2,419	$(5,202)	$(2,783)	$(2,057)	$(4,853)	$(6,910)
Other comprehensive gain (loss) before reclassifications	996	—	996	(623)	—	(623)
Amounts reclassified from accumulated other comprehensive (loss) gain	(149)	37	(112)	17	33	50
Net current-period other comprehensive income (loss)	847	37	884	(606)	33	(573)
Ending balance	$3,266	$(5,165)	$(1,899)	$(2,663)	$(4,820)	$(7,483)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(1,360)	$(5,276)	$(6,636)	$(54)	$(4,920)	$(4,974)
Other comprehensive gain (loss) before reclassifications	4,784	—	4,784	(2,085)	—	(2,085)
Amounts reclassified from accumulated other comprehensive (loss) gain	(158)	111	(47)	13	100	113
Net current-period other comprehensive income (loss)	4,626	111	4,737	(2,072)	100	(1,972)
Reclassification from adoption of 2016-01	—	—	—	(537)	—	(537)
Ending balance	$3,266	$(5,165)	$(1,899)	$(2,663)	$(4,820)	$(7,483)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of September 30, 2019 and 2018 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Net unrealized (loss) gain on available for sale securities	$189	$(22)	Net debt securities gains (losses), available for sale
Income tax effect	(40)	5	Income tax provision
Total reclassifications for the period	$149	$(17)

Net unrecognized pension costs	$(46)	$(41)	Salaries and employee benefits
Income tax effect	9	8	Income tax provision
Total reclassifications for the period	$(37)	$(33)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Net unrealized (loss) gain on available for sale securities	$200	$(17)	Net securities gains, available for sale
Income tax effect	(42)	4	Income tax provision
Total reclassifications for the period	$158	$(13)

Net unrecognized pension costs	$(140)	$(125)	Salaries and employee benefits
Income tax effect	29	25	Income tax provision
Total reclassifications for the period	$(111)	$(100)

Note 3.  Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments - Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. On October 16, 2019, the FASB voted to defer the effective date for ASC 350, Intangibles - Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). This Update addresses customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This Update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments in this Update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. On October 16, 2019, the FASB voted to defer the effective date for ASC 350, Intangibles - Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments - Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021.On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments - Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November. Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017- 12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. On October 16, 2019, the

FASB voted to defer the effective date for ASC 326, Financial Instruments - Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November. This Update is not expected to have a significant impact on the Company’s financial statements.

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

On September 30, 2019, the Company completed a three-for-two stock split (the “Stock Split”) of the Company’s common stock.  As a result of the Stock Split, effective at 11:59 p.m. on September 30, 2019, each share of the Company’s common stock issued at that time was changed into one and one-half shares of the Company’s common stock with a stated par value of $5.55 per share.  All share and per share amounts in this release, including in the accompanying financial statements and information, have been restated for all periods presented to give retroactive effect to the Stock Split.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 635,550 stock options, with an average exercise price of $29.30, outstanding on September 30, 2019. All options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the three month and nine month period end due to the average market price of common shares being $28.44 for the period. Net income as presented on the consolidated statement of income is used as the numerator.  The following table sets forth the composition of the weighted average common shares (denominator) used in the basic and dilutive earnings per share computation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average common shares issued	7,517,280	7,516,065	7,516,406	7,515,165
Weighted average treasury stock shares	(480,225)	(480,225)	(480,225)	(480,225)
Weighted average common shares outstanding - basic and diluted	7,037,055	7,035,840	7,036,181	7,034,940

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$5,160	$60	$(50)	$5,170
State and political securities	78,685	4,194	(43)	82,836
Other debt securities	61,096	441	(468)	61,069
Total debt securities	$144,941	$4,695	$(561)	$149,075

Investment equity securities:
Financial institution equity securities	$328	$225	$—	$553
Other equity securities	1,300	—	(33)	1,267
Investment equity securities	$1,628	$225	$(33)	$1,820

Trading:
Other equity securities	$50	$—	$(3)	$47

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$6,385	$8	$(240)	$6,153
State and political securities	79,358	609	(426)	79,541
Other debt securities	50,264	17	(1,690)	48,591
Total debt securities	$136,007	$634	$(2,356)	$134,285

Investment equity securities:
Financial institution equity securities	$328	$224	$—	$552
Other equity securities	1,300	—	(76)	1,224
Investment equity securities	$1,628	$224	$(76)	$1,776

Trading:
Other equity securities	$49	$—	$(13)	$36

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018.

	September 30, 2019
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$—	$—	$2,125	$(50)	$2,125	$(50)
State and political securities	—	—	219	(43)	219	(43)
Other debt securities	13,664	(156)	14,275	(312)	27,939	(468)
Total debt securities	$13,664	$(156)	$16,619	$(405)	$30,283	$(561)

	December 31, 2018
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$3,023	$(75)	$2,930	$(165)	$5,953	$(240)
State and political securities	14,819	(128)	13,648	(298)	28,467	(426)
Other debt securities	10,133	(153)	34,776	(1,537)	44,909	(1,690)
Total debt securities	$27,975	$(356)	$51,354	$(2,000)	$79,329	$(2,356)

At September 30, 2019, there were a total of 7 securities in a continuous unrealized loss position for less than twelve months and 15 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at September 30, 2019, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,812	$4,823
Due after one year to five years	54,762	54,755
Due after five years to ten years	66,277	69,897
Due after ten years	19,090	19,600
Total	$144,941	$149,075

Total gross proceeds from sales of debt securities available for sale for the three and nine months ended September 30, 2019 were $8,157,000 and $16,289,000, respectively, an increase from the 2018 totals of $10,450,000 and $14,528,000.

The following table represents gross realized gains and losses from the sales of debt securities available for sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Available for sale (AFS):
Gross realized gains:
Mortgage-backed securities	$—	$22	$—	$27
State and political securities	190	—	204	19
Other debt securities	—	3	4	3
Total gross realized gains	$190	$25	$208	$49

Gross realized losses:
State and political securities	$—	$47	$3	$56
Other debt securities	—	—	5	10
Total gross realized losses	$1	$47	$8	$66

There were no impairment charges included in gross realized losses for the three and nine months ended September 30, 2019 and 2018, respectively.

Investment securities with a carrying value of approximately $78,445,000 and $73,327,000 at September 30, 2019 and December 31, 2018, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At September 30, 2019 and December 31, 2018, we had $1,820,000 and $1,776,000, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Net (losses) gains recognized in equity securities during the period	$(21)	$(16)	$44	$(44)
Less: Net gains realized on the sale of equity securities during the period	—	5	—	13
Unrealized (losses) gains recognized in equity securities held at reporting date	$(21)	$(21)	$44	$(57)

Net gains and losses on trading account securities are as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Net gains on sale transactions	$—	$9	$8	$17
Net mark-to-market gains (losses)	2	5	7	(5)
Net gain on trading account securities	$2	$14	$15	$12

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

The following table presents the related aging categories of loans, by segment, as of September 30, 2019 and December 31, 2018:

	September 30, 2019
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$168,218	$153	$25	$5,146	$173,542
Real estate mortgage:
Residential	609,857	3,227	902	3,960	617,946
Commercial	355,491	1,961	216	6,686	364,354
Construction	39,362	—	132	69	39,563
Consumer automobile loans	144,472	285	29	38	144,824
Other consumer installment loans	23,320	493	—	5	23,818
	1,340,720	$6,119	$1,304	$15,904	1,364,047
Net deferred loan fees and discounts	937				937
Allowance for loan losses	(14,249)				(14,249)
Loans, net	$1,327,408				$1,350,735

	December 31, 2018
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$182,651	$616	$—	$5,294	$188,561
Real estate mortgage:
Residential	611,281	7,688	1,238	2,172	622,379
Commercial	361,624	2,349	—	7,722	371,695
Construction	43,144	305	—	74	43,523
Consumer automobile loans	132,713	412	27	31	133,183
Other consumer installment loans	23,902	636	9	5	24,552
	1,355,315	$12,006	$1,274	$15,298	1,383,893
Net deferred loan fees and discounts	864				864
Allowance for loan losses	(13,837)				(13,837)
Loans, net	$1,342,342				$1,370,920

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$51	$49	$61	$51
Real estate mortgage:
Residential	76	76	21	31
Commercial	68	30	33	4
Construction	1	1	—	—
Consumer automobile loans	—	—	—	—
Other consumer installment loans	1	1	2	1
	$197	$157	$117	$87

	Nine Months Ended September 30,
	2019		2018
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$108	$132	$65	$52
Real estate mortgage:
Residential	142	118	89	65
Commercial	233	104	171	43
Construction	3	3	—	—
Consumer automobile loans	3	2	—	—
Other consumer installment loans	2	1	3	2
	$491	$360	$328	$162

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,232	$1,232	$—
Real estate mortgage:
Residential	4,414	4,414	—
Commercial	2,344	2,344	—
Construction	69	69	—
Consumer automobile loans	—	—	—
Installment loans to individuals	5	5	—
	8,064	8,064	—
With an allowance recorded:
Commercial, financial, and agricultural	3,987	3,987	569
Real estate mortgage:
Residential	1,556	1,556	203
Commercial	6,417	6,417	1,430
Construction	—	—	—
Consumer automobile loans	38	38	10
Installment loans to individuals	—	—	—
	11,998	11,998	2,212
Total:
Commercial, financial, and agricultural	5,219	5,219	569
Real estate mortgage:
Residential	5,970	5,970	203
Commercial	8,761	8,761	1,430
Construction	69	69	—
Consumer automobile loans	38	38	10
Installment loans to individuals	5	5	—
	$20,062	$20,062	$2,212

	December 31, 2018
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,152	$1,152	$—
Real estate mortgage:
Residential	2,619	2,619	—
Commercial	2,457	2,457	—
Construction	74	74	—
Consumer automobile loans	31	31	—
Installment loans to individuals	—	—	—
	6,333	6,333	—
With an allowance recorded:
Commercial, financial, and agricultural	4,111	4,111	650
Real estate mortgage:
Residential	1,591	1,591	168
Commercial	9,207	9,207	1,720
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	5	5	5
	14,914	14,914	2,543
Total:
Commercial, financial, and agricultural	5,263	5,263	650
Real estate mortgage:
Residential	4,210	4,210	168
Commercial	11,664	11,664	1,720
Construction	74	74	—
Consumer automobile loans	31	31	—
Installment loans to individuals	5	5	5
	$21,247	$21,247	$2,543

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019			2018
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$5,236	$1	$49	$1,154	$18	$51
Real estate mortgage:
Residential	5,006	26	76	3,703	40	31
Commercial	9,037	30	31	8,547	97	4
Construction	70	—	1	—	—	—
Consumer automobile	37	—	—	—	—	—
Other consumer installment loans	5	—	—	20	2	1
	$19,391	$57	$157	$13,424	$157	$87

	Nine Months Ended September 30,
	2019			2018
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$5,269	$3	$131	$1,206	$52	$52
Real estate mortgage:
Residential	4,584	81	115	3,901	107	65
Commercial	10,053	91	100	8,988	191	43
Construction	72	—	3	—	—	—
Consumer automobile	45	—	1	—	—	—
Other consumer installment loans	11	—	—	10	3	1
	$20,034	$175	$350	$14,105	$353	$161

Currently, there is $2,000 committed to be advanced in connection with impaired loans.

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

There were five loan modifications considered to be TDRs completed during the nine months ended September 30, 2019. Loan modifications that are considered TDRs completed during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
	2019			2018
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	—	$—	$—	1	$1,028	$1,028
Real estate mortgage:
Residential	1	2,059	2,059	—	—	—
Commercial	—	—	—	—	—	—
	1	$2,059	$2,059	1	$1,028	$1,028

	Nine Months Ended September 30,
	2019			2018
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	2	$4,014	$4,014	1	$1,028	$1,028
Real estate mortgage:
Residential	1	2,059	2,059	3	169	169
Commercial	2	2,862	2,862	1	106	106
	5	$8,935	$8,935	5	$1,303	$1,303

There were no loan modifications considered to be TDRs made during the twelve months previous to September 30, 2019 that defaulted during the nine months ended September 30, 2019. There was one loan modification considered to be a TDR made during the twelve months previous to September 30, 2018 that defaulted during the nine months ended September 30, 2018. This defaulted loan type and recorded investment as of September 30, 2018 is as follows: a residential real estate loan with a recorded investment of $3,000.

Troubled debt restructurings amounted to $16,453,000 and $9,599,000 as of September 30, 2019 and December 31, 2018, respectively.

The amount of foreclosed residential real estate held at September 30, 2019 and December 31, 2018, totaled $731,690 and $624,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2019 and December 31, 2018, totaled $117,184 and $167,000, respectively.

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

The following table presents the credit quality categories identified above as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$163,531	$613,577	$349,910	$39,424	$144,824	$23,818	$1,335,084
Special Mention	3,344	2,640	5,687	—	—	—	11,671
Substandard	6,667	1,729	8,757	139	—	—	17,292
	$173,542	$617,946	$364,354	$39,563	$144,824	$23,818	$1,364,047

	December 31, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$179,840	$619,800	$351,703	$43,523	$133,183	$24,552	$1,352,601
Special Mention	3,426	694	6,587	—	—	—	10,707
Substandard	5,295	1,885	13,405	—	—	—	20,585
	$188,561	$622,379	$371,695	$43,523	$133,183	$24,552	$1,383,893

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

Activity in the allowance is presented for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,584	$5,749	$3,523	$132	$1,435	$240	$1,338	$14,001
Charge-offs	—	(114)	—	—	(34)	(73)	—	(221)
Recoveries	43	2	—	2	14	48	—	109
Provision	159	4	(12)	22	(41)	27	201	360
Ending Balance	$1,786	$5,641	$3,511	$156	$1,374	$242	$1,539	$14,249

	Three Months Ended September 30, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,055	$5,583	$3,814	$118	$1,069	$317	$1,078	$13,034
Charge-offs	(6)	(81)	—	—	(31)	(90)	—	(208)
Recoveries	5	—	—	2	9	21	—	37
Provision	187	(161)	(370)	11	138	28	647	480
Ending Balance	$1,241	$5,341	$3,444	$131	$1,185	$276	$1,725	$13,343

t	Nine Months Ended September 30, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,680	$5,616	$4,047	$143	$1,328	$259	$764	$13,837
Charge-offs	(80)	(251)	(150)	—	(172)	(235)	—	(888)
Recoveries	84	3	1	10	74	93	—	265
Provision	102	273	(387)	3	144	125	775	1,035
Ending Balance	$1,786	$5,641	$3,511	$156	$1,374	$242	$1,539	$14,249

	Nine Months Ended September 30, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,177	$5,679	$4,277	$155	$804	$271	$495	$12,858
Charge-offs	(42)	(223)	(55)	—	(83)	(208)	—	(611)
Recoveries	20	25	—	7	12	57	—	121
Provision	86	(140)	(778)	(31)	452	156	1,230	975
Ending Balance	$1,241	$5,341	$3,444	$131	$1,185	$276	$1,725	$13,343

The shift in allocation of the loan provision is primarily due to changes in the credit metrics within the commercial real estate portfolio and growth within the consumer automobile segment.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at September 30, 2019 and 2018:

	September 30,
	2019	2018
Owners of residential rental properties	15.41%	14.72%
Owners of commercial rental properties	12.19%	13.18%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$569	$203	$1,430	$—	$10	$—	$—	$2,212
Collectively evaluated for impairment	1,217	5,438	2,081	156	1,364	242	1,539	12,037
Total ending allowance balance	$1,786	$5,641	$3,511	$156	$1,374	$242	$1,539	$14,249

Loans:
Individually evaluated for impairment	$5,219	$5,970	$8,761	$69	$38	$5		$20,062
Collectively evaluated for impairment	168,323	611,976	355,593	39,494	144,786	23,813		1,343,985
Total ending loans balance	$173,542	$617,946	$364,354	$39,563	$144,824	$23,818		$1,364,047

	December 31, 2018
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$650	$168	$1,720	$—	$—	$5	$—	$2,543
Collectively evaluated for impairment	1,030	5,448	2,327	143	1,328	254	764	11,294
Total ending allowance balance	$1,680	$5,616	$4,047	$143	$1,328	$259	$764	$13,837

Loans:
Individually evaluated for impairment	$5,263	$4,210	$11,664	$74	$31	$5		$21,247
Collectively evaluated for impairment	183,298	618,169	360,031	43,449	133,152	24,547		1,362,646
Total ending loans balance	$188,561	$622,379	$371,695	$43,523	$133,183	$24,552		$1,383,893

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018.

The following sets forth the components of the net periodic benefit/cost of the domestic non-contributory defined benefit plan for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Interest cost	$191	$177	$573	$530
Expected return on plan assets	(248)	(272)	(746)	(820)
Amortization of net loss	46	41	140	125
Net periodic benefit	$(11)	$(54)	$(33)	$(165)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2018, that it expected to contribute a minimum of $500,000 to its defined benefit plan in 2019.  As of September 30, 2019, there were contributions of $750,000 made to the plan with additional contributions of at least $250,000 anticipated during the remainder of 2019.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the nine months ended September 30, 2019 and 2018, there were 2,580 and 3,537 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2019 and December 31, 2018:

(In Thousands)	September 30, 2019	December 31, 2018
Commitments to extend credit	$160,342	$166,417
Standby letters of credit	10,221	10,566
Credit exposure from the sale of assets with recourse	6,585	6,152
	$177,148	$183,135

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2019 and December 31, 2018, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2019
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$5,170	$—	$5,170
State and political securities	—	82,836	—	82,836
Other debt securities	—	61,069	—	61,069
Investment equity securities:
Financial institution equity securities	553	—	—	553
Other equity securities	1,267	—	—	1,267
Investment securities, trading:
Other equity securities	47	—	—	47

	December 31, 2018
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$6,153	$—	$6,153
State and political securities	—	79,541	—	79,541
Other debt securities	—	48,591	—	48,591
Financial institution equity securities	552	—	—	552
Other equity securities	1,224	—	—	1,224
Investment securities, trading:
Other equity securities	36	—	—	36

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2019
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$17,850	$17,850
Other real estate owned	—	—	422	422

	December 31, 2018
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$18,704	$18,704
Other real estate owned	—	—	402	402

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$13,278	Discounted cash flow	Temporary reduction in payment amount	0% to (70)%	(38)%
	4,572	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (30)%	(4)%
Other real estate owned	$422	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2018
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$12,929	Discounted cash flow	Temporary reduction in payment amount	7 to (70)%	(6)%
	5,775	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (90)%	(20)%
Other real estate owned	$402	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at September 30, 2019 and December 31, 2018:

	Carrying	Fair	Fair Value Measurements at September 30, 2019
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$57,341	$57,341	$57,341	$—	$—
Restricted investment in bank stock (1)	13,502	13,502	13,502	—	—
Loans held for sale (1)	1,868	1,868	1,868	—	—
Loans, net	1,350,735	1,354,257	—	—	1,354,257
Bank-owned life insurance (1)	29,107	29,107	29,107	—	—
Accrued interest receivable (1)	5,267	5,267	5,267	—	—

Financial liabilities:
Interest-bearing deposits	$1,005,078	$1,028,938	$653,123	$—	$375,815
Noninterest-bearing deposits (1)	327,329	327,329	327,329	—	—
Short-term borrowings (1)	5,987	5,987	5,987	—	—
Long-term borrowings	162,290	164,534	—	—	164,534
Accrued interest payable (1)	1,666	1,666	1,666	—	—
(1) The financial instrument is carried at cost at September 30, 2019, which approximate the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2018
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$66,742	$66,742	$66,742	$—	$—
Restricted investment in bank stock (1)	18,862	18,862	18,862	—	—
Loans held for sale (1)	2,929	2,929	2,929	—	—
Loans, net	1,370,920	1,381,581	—	—	1,381,581
Bank-owned life insurance (1)	28,627	28,627	28,627	—	—
Accrued interest receivable (1)	5,334	5,334	5,334	—	—

Financial liabilities:
Interest-bearing deposits	$899,089	$882,108	$612,478	$—	$269,630
Noninterest-bearing deposits (1)	320,814	320,814	320,814	—	—
Short-term borrowings (1)	167,865	167,865	167,865	—	—
Long-term borrowings	138,942	137,773	—	—	137,773
Accrued interest payable (1)	1,150	1,150	1,150	—	—

(1) The financial instrument is carried at cost at December 31, 2018, which approximate the fair value of the instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments at September 30, 2019 is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculation of the above tables.

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

As of January 1, 2019, the Company had a total of 395,550 stock options outstanding. During the period ended September 30, 2019, the Company issued 240,000 stock options with a strike price of $28.01 to a group of employees. The options granted in 2019 all expire ten years from the grant date. Of the 240,000 grants awarded in 2019, 120,900 of the options vest in 3 years while the remaining 119,100 options vest in five years.

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
March 15, 2019	120,900	—	120,900	$28.01	3 years	10 years
March 15, 2019	119,100	—	119,100	28.01	5 years	10 years
August 24, 2018	75,300	—	75,300	30.67	3 years	10 years
August 24, 2018	149,250	—	149,250	30.67	5 years	10 years
January 5, 2018	18,750	—	18,750	30.07	3 years	10 years
January 5, 2018	18,750	—	18,750	30.07	5 years	10 years
March 24, 2017	69,375	(6,750)	62,625	29.47	3 years	10 years
March 24, 2017	35,625	—	35,625	29.47	5 years	10 years
August 27, 2015	58,125	(22,875)	35,250	28.02	5 years	10 years

A summary of stock option activity is presented below:

	September 30, 2019		September 30, 2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	395,550	$30.08	140,250	$29.06
Granted	240,000	28.01	262,050	30.58
Exercised	—	—	—	—
Forfeited	—	—	(6,750)	28.51
Expired	—	—	—	—
Outstanding, end of period	635,550	$29.30	395,550	$30.07

Exercisable, end of period	—	$—	—	$—

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

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense related to stock options was $185,000 and $498,000 for the three and nine months ended September 30, 2019 compared to $333,000 and $345,000 for the same periods of 2018. As of September 30, 2019, no stock options were exercisable and the weighted average years to expiration was 8.69 years. The fair value of options granted during the nine months ended September 30, 2019 was approximately $1,208,000 or $5.03 per award. Total unrecognized compensation cost for non-vested options was $2,160,000 and will be recognized over their weighted average remaining vesting period of 1.68 years.

Note 13.  Leases

The following table shows finance lease right of use assets and finance lease liabilities as of September 30, 2019:

(In Thousands)	Statement of Financial Condition classification	September 30, 2019
Finance lease right of use assets	Premises and equipment, net	$5,805
Finance lease liabilities	Long-term borrowings	5,956

The following table shows the components of finance and operating lease expense for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine months ended September 30,
(In Thousands)	2019	2019

Finance Lease Cost:
Amortization of right-of-use asset	$65	$194
Interest expense	56	168
Operating lease cost	99	271
Variable lease cost	1	3
Total Lease Cost	$221	$636

Gross rental expense for the three and nine months ended September 30, 2018 was $137,000 and $392,000.

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(In Thousands)	Operating	Finance
2019	$90	$108
2020	370	318
2021	378	320
2022	385	321
2023	360	322
2024 and thereafter	3,969	8,494
Total undiscounted cash flows	5,552	9,883
Discount on cash flows	(1,324)	(3,927)
Total lease liability	$4,228	$5,956

The following table shows the weighted average remaining lease term and weighted average discount rate for both operating and finance leases outstanding as of September 30, 2019.

	Operating	Finance
Weighted-average term (years)	17.8	27.5
Weighted-average discount rate	3.49%	3.73%

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

Summary Results

Net income for the three and nine months ended September 30, 2019 was $4,650,000 and $12,839,000 compared to $3,826,000 and $10,515,000 for the same period of 2018, including the effects of an increase in after-tax securities gains of $153,000 (from a loss of $19,000 to a gain of $134,000) for the three month periods and $244,000 (from a loss of $39,000 to a gain of $205,000) for the nine month periods. Basic and diluted earnings per share for the three and nine months ended September 30, 2019 were $0.66 and $1.82 compared to $0.54 and $1.49 for the corresponding periods of 2018. Return on average assets and return on average equity were 1.10% and 12.18% for the three months ended September 30, 2019 compared to 0.96% and 10.94% for the corresponding period of 2018. Return on average assets and return on average equity were 1.02% and 11.69% for the nine months ended September 30, 2019, compared to 0.91% and 10.19% for the corresponding period of 2018. Net income from core operations (“core earnings”) was $4,516,000 and $12,634,000 for the three and nine months ended September 30, 2019 compared to $3,845,000 and $10,554,000 for the corresponding periods of 2018. Basic and diluted adjusted earnings per share for the three and nine months ended September 30, 2019 were $0.64 and $1.80 compared to $0.54 and $1.50 basic and diluted for the corresponding periods of 2018.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
GAAP net income	$4,650	$3,826	$12,839	$10,515
Less: net securities gains (losses), net of tax	134	(19)	205	(39)
Non-GAAP core earnings	$4,516	$3,845	$12,634	$10,554

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Return on average assets (ROA)	1.10%	0.96%	1.02%	0.91%
Less: net securities gains, net of tax	0.03%	—%	0.01%	—%
Non-GAAP core ROA	1.07%	0.96%	1.01%	0.91%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Return on average equity (ROE)	12.18%	10.94%	11.69%	10.19%
Less: net securities gains (losses), net of tax	0.36%	(0.05)%	0.20%	(0.04)%
Non-GAAP core ROE	11.82%	10.99%	11.49%	10.23%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic earnings per share (EPS)	$0.66	$0.54	$1.82	$1.49
Less: net securities gains, net of tax	0.02	—	0.02	(0.01)
Non-GAAP core operating EPS	$0.64	$0.54	$1.80	$1.50

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Diluted EPS	$0.66	$0.54	$1.82	$1.49
Less: net securities gains (losses), net of tax	0.02	—	0.02	(0.01)
Non-GAAP diluted core EPS	$0.64	$0.54	$1.80	$1.50

Interest and Dividend Income

Interest and dividend income for the three and nine months ended September 30, 2019 increased to $17,084,000 and $50,359,000 compared to $15,198,000 and $42,510,000 for the same periods of 2018. Loan portfolio income increased due to the increase in average rate paid on loans. Investment securities and dividend income increased by $442,000 and $1,426,000 for the three and nine month periods ended September 30, 2019 as the average balance of the investment portfolio increased by $24,398,000 and $25,380,000, respectively.

Interest and dividend income composition for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended
	September 30, 2019		September 30, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$15,426	90.30%	$13,982	92.00%	$1,444	10.33%
Investment securities:
Taxable	998	5.84	713	4.69	285	39.97
Tax-exempt	167	0.98	207	1.36	(40)	(19.32)
Dividend and other interest income	493	2.88	296	1.95	197	66.55
Total interest and dividend income	$17,084	100.00%	$15,198	100.00%	$1,886	12.41%

	Nine Months Ended
	September 30, 2019		September 30, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$45,595	90.54%	$39,172	92.15%	$6,423	16.40%
Investment securities:
Taxable	2,899	5.76	1,898	4.46	1,001	52.74
Tax-exempt	520	1.03	678	1.59	(158)	(23.30)
Dividend and other interest income	1,345	2.67	762	1.80	583	76.51
Total interest and dividend income	$50,359	100.00%	$42,510	100.00%	$7,849	18.46%

Interest Expense

Interest expense for the three and nine months ended September 30, 2019 increased $1,238,000 and $4,466,000 to $4,181,000 and $11,865,000, respectively, compared to $2,943,000 and $7,399,000 for the same periods of 2018. The increase in interest expense is the result of growth within the deposit portfolio and the use of the time deposit portfolio as part of a deposit acquisition strategy in select markets. In addition, short and long-term borrowings have been utilized to assist with the funding of the loan portfolio growth.

Interest expense composition for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended
	September 30, 2019		September 30, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$3,165	75.70%	$1,659	56.37%	$1,506	90.78%
Short-term borrowings	7	0.17	528	17.94	(521)	(98.67)
Long-term borrowings	1,009	24.13	756	25.69	253	33.47
Total interest expense	$4,181	100.00%	$2,943	100.00%	$1,238	42.07%

	Nine Months Ended
	September 30, 2019		September 30, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$8,336	70.26%	$4,371	59.08%	$3,965	90.71%
Short-term borrowings	790	6.66	1,004	13.57	(214)	(21.31)
Long-term borrowings	2,739	23.08	2,024	27.36	715	35.33
Total interest expense	$11,865	100.00%	$7,399	100.01%	$4,466	60.36%

Net Interest Margin

The net interest margin (“NIM”) for the three and nine months ended September 30, 2019 was 3.32% and 3.34% compared to 3.30% and 3.31% for the corresponding periods of 2018. The increase in the net interest margin was driven by an increase in the yield on earning assets of 29 and 37 basis points ("bps") for the three and nine month periods. The impact of the increase in yield on earning assets was limited by the increase in rate paid on interest-bearing liabilities of 36 bps and 41 bps for the three and nine month periods. The increase in the yield on earning assets was driven by an increase in the loan portfolio yield in conjunction with an increase in the average loan portfolio of $31,250,000 and $79,293,000, respectively. The loan growth for the three and nine month periods was primarily funded by an increase in average total interest-bearing deposits of $112,903,000 and $98,151,000, respectively. Noninterest-bearing deposits increased $14,218,000 to $327,329,000 at September 30, 2019 compared to September 30, 2018.

The following is a schedule of average balances and associated yields for the three and nine months ended September 30, 2019 and 2018:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$66,617	$505	3.04%	$75,182	$559	2.95%
All other loans	1,317,964	15,027	4.57%	1,278,149	13,541	4.20%
Total loans (2)	1,384,581	15,532	4.50%	1,353,331	14,100	4.13%

Taxable securities	137,394	1,284	3.79%	104,321	991	3.80%
Tax-exempt securities (3)	25,769	211	3.32%	34,444	262	3.04%
Total securities	163,163	1,495	3.72%	138,765	1,253	3.61%

Interest-bearing deposits	36,853	207	2.25%	3,403	18	2.10%

Total interest-earning assets	1,584,597	17,234	4.37%	1,495,499	15,371	4.08%

Other assets	101,318			99,132

Total assets	$1,685,915			$1,594,631

Liabilities and shareholders’ equity:
Savings	$169,628	66	0.16%	$166,181	17	0.04%
Super Now deposits	232,918	481	0.83%	225,677	264	0.46%
Money market deposits	237,362	581	0.98%	241,977	314	0.51%
Time deposits	370,229	2,037	2.21%	263,399	1,064	1.60%
Total interest-bearing deposits	1,010,137	3,165	1.26%	897,234	1,659	0.73%

Short-term borrowings	7,990	7	0.35%	99,867	528	2.07%
Long-term borrowings	169,017	1,009	2.26%	134,731	756	2.19%
Total borrowings	177,007	1,016	2.18%	234,598	1,284	2.14%

Total interest-bearing liabilities	1,187,144	4,181	1.39%	1,131,832	2,943	1.03%

Demand deposits	324,940			305,707
Other liabilities	21,151			17,156
Shareholders’ equity	152,680			139,936

Total liabilities and shareholders’ equity	$1,685,915			$1,594,631
Interest rate spread			2.98%			3.05%
Net interest income/margin		$13,053	3.32%		$12,428	3.30%

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

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$69,973	$1,592	3.04%	$75,389	$1,689	2.99%
All other loans	1,315,022	44,337	4.51%	1,230,313	37,838	4.11%
Total loans (2)	1,384,995	45,929	4.43%	1,305,702	39,527	4.05%

Taxable securities	131,451	3,934	4.05%	93,944	2,621	3.72%
Tax-exempt securities	26,813	658	3.32%	38,940	858	2.94%
Total securities	158,264	4,592	3.92%	132,884	3,479	3.49%

Interest-bearing deposits	18,050	310	2.30%	2,872	39	1.82%

Total interest-earning assets	1,561,309	50,831	4.36%	1,441,458	43,045	3.99%

Other assets	109,278			97,930

Total assets	$1,670,587			$1,539,388

Liabilities and shareholders’ equity:
Savings	$168,909	147	0.12%	$164,828	49	0.04%
Super Now deposits	236,965	1,313	0.74%	229,159	713	0.42%
Money market deposits	242,630	1,649	0.91%	240,751	814	0.45%
Time deposits	335,456	5,227	2.08%	251,071	2,795	1.49%
Total interest-bearing deposits	983,960	8,336	1.13%	885,809	4,371	0.66%

Short-term borrowings	45,046	790	2.34%	72,873	1,004	1.82%
Long-term borrowings	153,684	2,739	2.24%	124,483	2,024	2.14%
Total borrowings	198,730	3,529	2.26%	197,356	3,028	2.02%

Total interest-bearing liabilities	1,182,690	11,865	1.32%	1,083,165	7,399	0.91%

Demand deposits	318,602			300,604
Other liabilities	22,705			18,070
Shareholders’ equity	146,590			137,549

Total liabilities and shareholders’ equity	$1,670,587			$1,539,388
Interest rate spread			3.04%			3.08%
Net interest income/margin		$38,966	3.34%		$35,646	3.31%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Total interest income	$17,084	$15,198	$50,359	$42,510
Total interest expense	4,181	2,943	11,865	7,399
Net interest income	12,903	12,255	38,494	35,111
Tax equivalent adjustment	150	173	472	535
Net interest income (fully taxable equivalent)	$13,053	$12,428	$38,966	$35,646

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019 vs. 2018			2019 vs. 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$(69)	$15	$(54)	$(109)	$12	$(97)
All other loans	388	1,098	1,486	2,693	3,806	6,499
Taxable investment securities	296	(3)	293	1,074	239	1,313
Tax-exempt investment securities	(73)	22	(51)	(245)	45	(200)
Interest bearing deposits	188	1	189	138	133	271
Total interest-earning assets	730	1,133	1,863	3,551	4,235	7,786

Interest expense:
Savings deposits	—	49	49	1	97	98
Super Now deposits	8	209	217	25	575	600
Money market deposits	(6)	273	267	6	829	835
Time deposits	503	470	973	1,114	1,318	2,432
Short-term borrowings	(274)	(247)	(521)	(338)	124	(214)
Long-term borrowings	225	28	253	599	116	715
Total interest-bearing liabilities	456	782	1,238	1,407	3,059	4,466
Change in net interest income	$274	$351	$625	$2,144	$1,176	$3,320

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2019, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased slightly from $13,837,000 at December 31, 2018 to $14,249,000 at September 30, 2019. The slight increase in the allowance for loan losses was driven by an increase in the consumer automobile segment of the loan portfolio. The majority of the loans charged-off during the nine month period had a specific allowance within the allowance for losses. At September 30, 2019 and December 31, 2018, the allowance for loan losses to total loans was 1.04% and 1.00%, respectively.

The provision for loan losses totaled $360,000 and $1,035,000 for the three and nine months ended September 30, 2019 and the respective amounts for the corresponding 2018 periods were $480,000 and $975,000. The increase in the provision for loan losses for the nine months ended September 30, 2019 compared to the corresponding 2018 period was due to the increase in impaired loans. The increase in the provision for loan losses for the nine months ended September 30, 2019 compared to the same period of 2018 was primarily due to an increase in net charge-offs.

Nonperforming loans increased to $17,208,000 at September 30, 2019 from $8,739,000 at September 30, 2018. The majority of nonperforming loans are centered on loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses. The ratio of nonperforming loans to total loans was 1.26% and 0.64% at September 30, 2019 and 2018, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 82.80% and 152.68% at September 30, 2019 and 2018, respectively. Internal loan review and analysis coupled with changes in the loan portfolio composition dictated a provision for loan losses of $360,000 and $1,035,000 for the three and nine months ended September 30, 2019.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
September 30, 2019	$1,304	$15,904	$17,208
June 30, 2019	1,245	14,138	15,383
March 31, 2019	1,268	14,526	15,794
December 31, 2018	1,274	15,298	16,572
September 30, 2018	512	8,227	8,739

Non-interest Income

Total non-interest income for the three and nine months ended September 30, 2019 compared to the same periods in 2018 increased $233,000 and $513,000, respectively, to $2,822,000 and $7,545,000. Excluding net securities gains, non-interest income for the three and nine months ended September 30, 2019 increased $39,000 and $205,000 compared to the same periods in 2018. The changes in insurance commissions is primarily the result of continued growth in United Insurance Solutions, LLC. The increase in brokerage commissions are due to a change in the product mix of consumer purchases. The fluctuation in other income results primarily from increases in loans sold on the secondary market.

Non-interest income composition for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended
	September 30, 2019		September 30, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$622	22.04%	$645	24.92%	$(23)	(3.57)%
Net debt securities gains (losses), available for sale	189	6.70	(22)	(0.85)	211	959.09
Net equity securities (losses) gains	(21)	(0.74)	(16)	(0.62)	(5)	(31.25)
Net securities gains (losses), trading	2	0.07	14	0.54	(12)	(85.71)
Bank-owned life insurance	143	5.07	165	6.37	(22)	(13.33)
Gain on sale of loans	583	20.66	398	15.37	185	46.48
Insurance commissions	93	3.30	85	3.28	8	9.41
Brokerage commissions	353	12.51	340	13.13	13	3.82
Debit card fees	333	11.80	359	13.87	(26)	(7.24)
Other	525	18.59	621	23.99	(96)	(15.46)
Total non-interest income	$2,822	100.00%	$2,589	100.00%	$233	9.00%

	Nine Months Ended
	September 30, 2019		September 30, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,776	23.54%	$1,788	25.43%	$(12)	(0.67)%
Net debt securities gains (losses), available for sale	200	2.65	(17)	(0.24)	217	1,276.47
Net equity securities gains (losses)	44	0.58	(44)	(0.63)	88	200.00
Net securities gains (losses), trading	15	0.20	12	0.17	3	25.00
Bank-owned life insurance	434	5.75	496	7.05	(62)	(12.50)
Gain on sale of loans	1,246	16.51	1,053	14.97	193	18.33
Insurance commissions	346	4.59	266	3.78	80	30.08
Brokerage commissions	1,032	13.68	1,013	14.41	19	1.88
Debit card fees	1,032	13.68	1,065	15.15	(33)	(3.10)
Other	1,420	18.82	1,400	19.91	20	1.43
Total non-interest income	$7,545	100.00%	$7,032	100.00%	$513	7.30%

Non-interest Expense

Total non-interest expense increased $140,000 and $939,000 for the three and nine months ended September 30, 2019 compared to the same period of 2018. The increase in salaries and employee benefits is primarily attributable to routine wage increases coupled with an increase in the number of employees. Furniture and equipment expenses have increased as maintenance costs have increased and older equipment has been replaced. Software amortization increased due to updating software programs that require new licensing fee structures. Marketing expenses decreased as targeted marketing has replaced mass marketing. The fluctuation in professional fees consists primarily of an increase in legal fees. The decrease in deposit insurance reflects the FDIC assessment credit recorded in the third quarter of 2019.

Non-interest expense composition for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended
	September 30, 2019		September 30, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$5,488	57.52%	$5,420	55.99%	$68	1.25%
Occupancy	638	6.69	640	6.61	(2)	(0.31)
Furniture and equipment	885	9.28	780	8.06	105	13.46
Software amortization	234	2.45	208	2.15	26	12.50
Pennsylvania shares tax	285	2.99	278	2.87	7	2.52
Professional fees	585	6.13	459	4.74	126	27.45
Federal Deposit Insurance Corporation deposit insurance	—	—	237	2.45	(237)	(100.00)
Marketing	98	1.03	245	2.53	(147)	(60.00)
Intangible amortization	62	0.65	71	0.73	(9)	(12.68)
Other	1,266	13.26	1,343	13.87	(77)	(5.73)
Total non-interest expense	$9,541	100.00%	$9,681	100.00%	$(140)	(1.45)%

	Nine Months Ended
	September 30, 2019		September 30, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$16,512	56.14%	$15,387	54.04%	$1,125	7.31%
Occupancy	2,085	7.09	2,080	7.30	5	0.24
Furniture and equipment	2,421	8.23	2,328	8.18	93	3.99
Software amortization	629	2.14	504	1.77	125	24.80
Pennsylvania shares tax	863	2.93	833	2.93	30	3.60
Professional fees	1,834	6.24	1,674	5.88	160	9.56
Federal Deposit Insurance Corporation deposit insurance	504	1.71	639	2.24	(135)	(21.13)
Marketing	233	0.79	764	2.68	(531)	(69.50)
Intangible amortization	202	0.69	229	0.80	(27)	(11.79)
Other	4,131	14.04	4,037	14.18	94	2.33
Total non-interest expense	$29,414	100.00%	$28,475	100.00%	$939	3.30%

Provision for Income Taxes

Income taxes increased $313,000 and $562,000 for the three and nine months ended September 30, 2019 compared to the same periods of 2018. The effective tax rate for the three and nine months ended September 30, 2019 was 20.09% and 17.58%, respectively, compared to 18.30% and 17.17% for the same periods of 2018. The Company currently is in a deferred tax asset position. Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance. The decrease in deposit insurance reflects the FDIC assessment credit awards recorded in the third quarter of 2019.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents decreased $9,401,000 from $66,742,000 at December 31, 2018 to $57,341,000 at September 30, 2019, primarily as a result of the following activities during the nine months ended September 30, 2019.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds trailing loan originations, less $1,246,000 in realized gains, by $1,061,000 for the nine months ended September 30, 2019.

Loans

Gross loans decreased $19,773,000 since December 31, 2018 due primarily to a decrease across all three real estate mortgage categories. The decrease in the real estate mortgage portfolio was partially offset by the growth in the consumer automobile loan segment.

The allocation of the loan portfolio, by category, as of September 30, 2019 and December 31, 2018 is presented below:

	September 30, 2019		December 31, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$173,542	12.71%	$188,561	13.62%	$(15,019)	(7.97)%
Real estate mortgage:
Residential	617,946	45.27	622,379	44.94	(4,433)	(0.71)%
Commercial	364,354	26.69	371,695	26.84	(7,341)	(1.98)%
Construction	39,563	2.90	43,523	3.14	(3,960)	(9.10)%
Consumer automobile loans	144,824	10.61	133,183	9.63	11,641	8.74%
Other consumer installment loans	23,818	1.74	24,552	1.77	(734)	(2.99)%
Net deferred loan fees and discounts	937	0.08	864	0.06	73	8.45%
Gross loans	$1,364,984	100.00%	$1,384,757	100.00%	$(19,773)	(1.43)%

The following table shows the amount of accrual and non-accrual TDRs at September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$—	$5,099	$5,099	$—	$1,127	$1,127
Real estate mortgage:
Residential	2,083	2,213	4,296	2,225	159	2,384
Commercial	2,169	4,889	7,058	3,959	2,129	6,088
	$4,252	$12,201	$16,453	$6,184	$3,415	$9,599

Investments

The fair value of the investment debt securities portfolio at September 30, 2019 increased $14,790,000 since December 31, 2018 while the amortized cost of the portfolio increased $8,934,000.  The growth in the investment portfolio has occurred within the municipal segment as bonds with a final maturity of ten to fifteen years have been purchased. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 77.84% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has remained flat at $1,628,000 for September 30, 2019 and December 31, 2018 while the fair value increased $44,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at September 30, 2019 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$5,160	$5,170	$—	$—	$—	$—	$5,160	$5,170
State and political securities	76,948	81,079	1,667	1,687	70	70	78,685	82,836
Other debt securities	30,714	30,439	22,139	22,376	8,243	8,254	61,096	61,069
Total debt securities AFS	$112,822	$116,688	$23,806	$24,063	$8,313	$8,324	$144,941	$149,075

Financing Activities

Deposits

Total deposits increased $112,504,000 from December 31, 2018 to September 30, 2019. The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios. While deposit gathering efforts have centered on core deposits, the growth of the time deposit portfolio is the result of targeted marketing efforts in select markets. The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.

Deposit balances and their changes for the periods being discussed follow:

	September 30, 2019		December 31, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$327,329	24.57%	$320,814	26.30%	$6,515	2.03%
NOW accounts	219,466	16.47	207,819	17.04	11,647	5.60
Money market deposits	239,926	18.01	238,596	19.56	1,330	0.56
Savings deposits	171,370	12.86	166,063	13.61	5,307	3.20
Time deposits	374,316	28.09	286,611	23.49	87,705	30.60
Total deposits	$1,332,407	100.00%	$1,219,903	100.00%	$112,504	9.22%

Borrowed Funds

Total borrowed funds decreased 45.15%, or $138,530,000, to $168,277,000 at September 30, 2019 compared to $306,807,000 at December 31, 2018. The decrease in total borrowing occurred due to the strong growth in deposits as a funding source as the loan portfolio remained flat. The long-term borrowings originating during the nine months ended September 30, 2019 have a blended interest rate of 2.32% and mature by 2024.

	September 30, 2019		December 31, 2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$162,203	52.87%	$(162,203)	(100.00)%
Securities sold under agreement to repurchase	5,987	3.56	5,662	1.85	325	5.74
Total short-term borrowings	5,987	3.56	167,865	54.72	(161,878)	(96.43)
Long-term borrowings:
Long-term FHLB borrowings	156,334	92.90	138,625	45.18	17,709	12.77
Long-term finance lease	5,956	3.54	—	—	5,956	n/a
Long-term capital lease	—	—	317	0.10	(317)	(100.00)
Total long-term borrowings	162,290	96.44	138,942	45.28	23,348	16.80
Total borrowed funds	$168,277	100.00%	$306,807	100.00%	$(138,530)	(45.15)%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	September 30, 2019	December 31, 2018
Investment debt securities pledged, fair value	$7,408	$8,380
Repurchase agreements	5,987	5,662

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

The Company's capital ratios as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$139,484	10.660%	$132,543	10.178%
For Capital Adequacy Purposes	58,882	4.500	58,601	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	91,594	7.000	83,018	6.375
To Be Well Capitalized	85,051	6.500	84,646	6.500
Total Capital (to Risk-weighted Assets)
Actual	$151,103	11.548%	$142,876	10.972%
For Capital Adequacy Purposes	104,678	8.000	104,175	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	137,390	10.500	128,591	9.875
To Be Well Capitalized	130,848	10.000	130,219	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$139,484	10.660%	$132,543	10.178%
For Capital Adequacy Purposes	78,509	6.000	78,135	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	111,221	8.500	102,552	7.875
To Be Well Capitalized	104,678	8.000	104,180	8.000
Tier I Capital (to Average Assets)
Actual	$139,484	8.457%	$132,543	8.176%
For Capital Adequacy Purposes	65,973	4.000	64,845	4.000
To Be Well Capitalized	82,467	5.000	81,056	5.000

Jersey Shore State Bank's capital ratios as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$98,790	10.365%	$94,105	9.879%
For Capital Adequacy Purposes	42,890	4.500	42,866	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	66,718	7.000	60,727	6.375
To Be Well Capitalized	61,952	6.500	61,917	6.500
Total Capital (to Risk-weighted Assets)
Actual	$107,921	11.323%	$102,534	10.764%
For Capital Adequacy Purposes	76,249	8.000	76,205	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	100,077	10.500	94,066	9.875
To Be Well Capitalized	95,311	10.000	95,256	10.000
Tier I Capital (to Risk-weighted Assets)	-
Actual	$98,790	10.364%	$94,105	9.879%
For Capital Adequacy Purposes	57,192	6.000	57,155	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	81,022	8.500	75,015	7.875
To Be Well Capitalized	76,256	8.000	76,206	8.000
Tier I Capital (to Average Assets)
Actual	$98,790	8.062%	$94,105	7.724%
For Capital Adequacy Purposes	49,015	4.000	48,734	4.000
To Be Well Capitalized	61,269	5.000	60,917	5.000

Luzerne Bank's capital ratios as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$37,930	10.472%	$35,378	10.061%
For Capital Adequacy Purposes	16,299	4.500	15,824	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	25,354	7.000	22,417	6.375
To Be Well Capitalized	23,543	6.500	22,856	6.500
Total Capital (to Risk-weighted Assets)
Actual	$40,419	11.159%	$37,283	10.603%
For Capital Adequacy Purposes	28,977	8.000	28,130	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	38,032	10.500	34,723	9.875
To Be Well Capitalized	36,221	10.000	35,163	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$37,930	10.472%	$35,378	10.061%
For Capital Adequacy Purposes	21,732	6.000	21,098	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	30,787	8.500	27,691	7.875
To Be Well Capitalized	28,976	8.000	28,131	8.000
Tier I Capital (to Average Assets)
Actual	$37,930	8.545%	$35,378	8.655%
For Capital Adequacy Purposes	17,755	4.000	16,350	4.000
To Be Well Capitalized	22,194	5.000	20,438	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited, except for net loans to total deposits, at September 30, 2019:

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $596,002,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $57,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $156,334,000 as of September 30, 2019.

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

The following is a rate shock forecast for the twelve month period ending September 30, 2020 assuming a static balance sheet as of September 30, 2019.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$46,276	$49,824	$53,043	$55,678	$58,184	$60,545	$62,896
Change from static	(6,767)	(3,219)	—	2,635	5,141	7,502	9,853
Percent change from static	-12.76%	-6.07%	—	4.97%	9.69%	14.14%	18.58%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended September 30, 2019.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1 - July 31, 2019)	—	—	—	513,669
Month #2 (August 1 - August 31, 2019)	—	—	—	513,669
Month #3 (September 1 - September 30, 2019)	—	—	—	513,669

On April 29, 2019, the Board of Directors extended the previously approved authorization to repurchase up to 723,000 shares, or approximately 10%, of the outstanding shares of the Company for an additional year to April 30, 2020.  As of September 30, 2019 there have been 209,331 shares repurchased under this plan.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2019 and December 31, 2018; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) the Consolidated Statement of Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2019 and 2018 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	November 8, 2019	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2019	/s/ Brian L. Knepp
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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2019 and December 31, 2018; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iv) the Consolidated Statement of Shareholders’ Equity for the three and nine months ended September 30, 2019 and 2018; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2019 and 2018 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.