Form 10-K
period 2019-12-31
PENNS WOODS BANCORP INC
filed 2020-03-11
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                                to

Commission file number 0-17077

PENNS WOODS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	300 Market Street, P.O. Box 967	23-2226454
(State or other jurisdiction of	Williamsport,	(I.R.S. Employer Identification No.)
incorporation or organization)	Pennsylvania	17703-0967
	(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (570) 322-1111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $5.55 par value	PWOD	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting stock held by non-affiliates of the registrant $212,346,847 at June 30, 2019.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2020
Common Stock, $5.55 Par Value	7,040,966 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 28, 2020 are incorporated by reference in Part III hereof.

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

JSSB employed 252 persons, Luzerne employed 78 persons, and The M Group employed 4 persons as of December 31, 2019 in either a full-time or part-time capacity.  The Corporation does not have any employees.  The principal officers of the Banks also serve as officers of the Corporation.

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

As noted in the discussion below relating Economic Growth, Regulatory Relief, and Consumer Protection Act, the FRB, effective August 30, 2018, raised the threshold of its "Small Bank Holding Company" exception to the application of consolidated capital requirements for qualifying small bank holding companies from $1 billion to $3 billion of consolidated assets. Consequently, bank holding companies having less than $3 billion of consolidated assets are not subject to the consolidated capital requirements unless otherwise directed by the FRB.

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

Under the FDIC's risk-based assessment system, insured institutions were previously assigned one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depended largely on the category to which it was assigned, with institutions deemed less risky paying lower FDIC deposit insurance premiums. The Dodd-Frank Act required the FDIC to revise its procedures to base deposit insurance assessments on each insured institution's total assets less tangible equity instead of deposits and also mandated that the Deposit Insurance Fund achieve a reserve ratio of 1.35% of insured deposits by September 2020. Effective April 1, 2011, the range of possible base assessments was set between 2.5 and 45 basis points of total assets less tangible equity. Effective July 1, 2016, the FDIC eliminated the previously utilized risk categories and based assessments for most banks on certain financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years, and also set maximum rates for institutions with composite CAMELS ratings of 1 or 2 and minimum rates for other institutions. In connection with the Deposit Insurance Fund reserve ratio achieving 1.5% in July 2016, the total base assessment range (after possible adjustments) was reduced for most banks to 1.5 basis points to 30 basis points. As of the September 2019 assessment date, when the Deposit Insurance Fund reserve ratio reached or exceeded 1.38%, banks with less than $10 billion of total consolidated assets began receiving certain "small bank assessment credits" for the portion of their assessments that contributed to the growth in the FDIC's fund reserve ratio from 1.15% to 1.35%; credits will be applied so long as the Deposit Insurance Fund reserve ratio is at or above 1.35%.
Federal Home Loan Bank System

The Banks are members of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2019, the Banks had $156,333,000 in FHLB advances.

As a member, the Banks are required to purchase and maintain stock in the FHLB. The amount of required stock varies based on the FHLB products utilized by the Banks and the amount of the products utilized.  At December 31, 2019, the Banks had $13,023,000 in stock of the FHLB, which was in compliance with this requirement.

Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018

In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”), amended certain provisions of the Dodd-Frank Act, as well as certain other statutes administered by the federal banking agencies. Some of the key provisions of the Regulatory Relief Act as it relates to community banks and bank holding companies include: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.

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

In September 2019, the federal banking agencies approved the final rule to implement the provisions of Section 201 of the Regulatory Relief Act.  Under the new rule, which was effective January 1, 2020, a qualifying community banking organization is defined as a depository institution or depository institution holding company with less than $10 billion in assets.  A qualifying community banking organization has the option to elect the Community Bank Leverage Ratio ("CBLR") framework if its CBLR is greater than 9% and it has off-balance sheet exposures of 25% or less of consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. The leverage ratio for purposes of the CBLR is calculated as Tier I capital divided by average total assets, consistent with the manner banking organizations calculate the leverage ratio under generally applicable capital rules. Qualifying community banking organizations that exceed the CBLR level established by the agencies, and that elect to be covered by the CBLR framework, will be considered to have met:  (i) the generally applicable leverage and risk-based capital requirements under the banking agencies’ capital rules; (ii) the capital ratio requirements necessary to be considered “well capitalized” under the banking agencies’ prompt corrective action framework in the case of insured depository institutions; and (iii) any other applicable capital or leverage requirements.  For institutions that fall below the 9% capital requirement but remain above 8%, are allowed a two quarter grace period to either meet the qualifying criteria again or to comply with the generally applicable capital rules.
The Corporation continues to analyze the changes implemented by the Regulatory Relief Act, including the CBLR framework included in the recently adopted final rules. The Corporation has not elected at this time to utilize the CBLR framework. The Corporation does not believe, however, that the changes resulting from the Regulatory Relief Act will materially impact the Corporation’s business, operations, or financial results.

Other Legislation

The 2010 Dodd-Frank Act made significant changes to the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act, among other things: (i) expands the authority of the FRB to examine bank holding companies and their subsidiaries, including insured depository institutions; (ii) requires a bank holding company to be well capitalized and well managed to receive approval of an interstate bank acquisition; (iii) provides mortgage reform provisions regarding a customer’s ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures; (iv) creates the Consumer Financial Protection Bureau (the “CFPB”) that has rulemaking authority for a wide range of consumer protection laws that apply to all banks and has broad powers to supervise and enforce consumer protection laws; (v) introduces additional corporate governance and executive compensation requirements on public companies subject to the Securities and Exchange Act of 1934, such as the Corporation; (vi) permits FDIC-insured banks to pay interest on business demand deposits; (vii) requires that holding companies and other companies that directly or indirectly control an insured depository institution serve as a source of financial strength to that institution; (viii) makes permanent the

$250,000 limit for federal deposit insurance at all insured depository institutions; and (ix) permits national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

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

DESCRIPTION OF THE BANKS

History and Business

JSSB was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly owned subsidiary of the Corporation on July 12, 1983. As of December 31, 2019, JSSB had total assets of $1,231,224,000; total shareholders’ equity of $99,076,000; and total deposits of $942,192,000. JSSB's deposits are insured by the FDIC for the maximum amount provided under current law.

Luzerne was acquired by the Corporation on June 1, 2013. As of December 31, 2019, Luzerne had total assets of $453,131,000; total shareholders’ equity of $53,169,000; and total deposits of $382,260,000. Luzerne's deposits are insured by the FDIC for the maximum amount provided under current law.

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

The Banks have a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors, excluding public entities that account for approximately 7% of total deposits.  Although the Banks have regular opportunities to bid on pools of funds of $100,000 or more in the hands of municipalities, hospitals, and others, it does not rely on these monies to fund loans or intermediate or longer-term investments.

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

Uncertainty relating to the expected phase-out of the London Interbank Offered Rate (“LIBOR”) in 2021 may adversely affect us.

LIBOR has been used extensively in the United States as a reference rate for various financial contracts, including adjustable-rate loans, asset-backed securities, and interest rate swaps.  In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that the FCA will not compel panel banks to submit rates for the calculation of LIBOR after 2021. The announcement means that the continuation of LIBOR on the current basis cannot be guaranteed after 2021.  At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based variable rate loans and other securities or financial arrangements, given LIBOR's current role in determining market interest rates globally.  The uncertainty as to the nature and effect of such reforms and actions relating to the discontinuance of LIBOR may adversely affect the value of and return on certain of our financial assets and liabilities that are based on or are linked to LIBOR, which may adversely affect the Company's results of operations or financial condition. In addition, LIBOR-related reforms may also require changes to the agreements that govern these LIBOR-based products, as well as our internal systems and processes.

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

The outbreak of the recent coronavirus ("COVID-19"), or an outbreak of another highly infectious or contagious disease, could adversely affect the Corporation’s business, financial condition and results of operations.
The Corporation's business is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. The spread of a highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of the Corporation’s customers, as well the business and operations of the Corporation. Moreover, since the beginning of January 2020, the coronavirus outbreak has caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19, or an outbreak of another highly infectious or contagious disease, may result in a significant decrease in business and/or cause the Corporation’s customers to be unable to meet existing payment or other obligations to the Corporation, particularly in the event of a spread of COVID-19 or an outbreak of an infectious disease in the Corporation’s market area. Although the Corporation maintains contingency plans for pandemic outbreaks, a spread of COVID-19, or an outbreak of another contagious disease, could also negatively impact the availability of key personnel of the Corporation necessary to conduct the business of the Corporation. Such a spread or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for the Corporation’s business. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, the Corporation could experience a material adverse effect on its business, financial condition, and results of operations

Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance.

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

The Corporation is required to adopt the FASB's accounting standard which requires measurement of certain financial assets (including loans) using the current expected credit losses (CECL) beginning in calendar year 2023.
Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The FASB's amendment replaces the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. The Corporation is in the process of evaluating the impact of the adoption of this guidance on the Corporation's financial statements; however, it is anticipated that the allowance for loan losses will increase upon the adoption of CECL and that the increased allowance level will have the effect of decreasing shareholders' equity and the Corporation's and Bank's regulatory capital ratios.
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

The Corporation owns or leases its properties.  Listed herewith are the locations of properties owned or leased as of December 31, 2019, in which the banking offices are located; all properties are in good condition and adequate for the Corporation's purposes:

Jersey Shore State Bank & Subsidiaries
Office	Address	Ownership
Main Street	115 South Main Street, PO Box 5098	Owned
Jersey Shore, Pennsylvania 17740
Bridge Street	112 Bridge Street	Owned
Jersey Shore, Pennsylvania 17740
DuBoistown	2675 Euclid Avenue	Owned
Williamsport, Pennsylvania 17702
Williamsport	300 Market Street	Owned
P.O. Box 967
Williamsport, Pennsylvania 17703-0967
Montgomery	9094 Rt. 405 Highway	Owned
Montgomery, Pennsylvania 17752
Lock Haven	4 West Main Street	Owned
Lock Haven, Pennsylvania 17745
Mill Hall	(Inside Wal-Mart), 173 Hogan Boulevard	Under Lease
Mill Hall, Pennsylvania 17751
Spring Mills	3635 Penns Valley Road, P.O. Box 66	Under Lease
Spring Mills, Pennsylvania 16875
Centre Hall	2842 Earlystown Road	Land Under Lease
Centre Hall, Pennsylvania 16828
Zion	100 Cobblestone Road	Owned
Bellefonte, Pennsylvania 16823
State College	2050 North Atherton Street	Land Under Lease
State College, Pennsylvania 16803
Montoursville	820 Broad Street	Under Lease
Montoursville, Pennsylvania 17754
Danville	150 Continental Boulevard	Under Lease
Danville, Pennsylvania 17821
Loyalsock	1720 East Third Street	Owned
Williamsport, PA 17701
Lewisburg	550 North Derr Drive	Owned
Lewisburg, PA 17837
Muncy-Hughesville	3081 Route 405 Highway	Owned
Muncy, PA 17756
Snow Shoe	493 East Sycamore Road	Under Lease
Snow Shoe, PA 16874
Mansfield Mortgage Office	102 West Wellsboro Street, Suite 2	Under Lease
Mansfield, PA 16933
The M Group, Inc.	1720 East Third Street	Owned
D/B/A The Comprehensive Financial Group	Williamsport, PA 17701

Luzerne Bank
Office	Address	Ownership
Dallas	509 Main Road	Owned
Memorial Highway
Dallas, PA 18612
Lake	Corners of Rt. 118 & 415	Owned
Dallas, PA 18612
Hazle Twp.	10 Dessen Drive	Owned
Hazle Twp., PA 18202
Luzerne	118 Main Street	Owned
Luzerne, PA 18709
Plains	1077 Hwy. 315	Under Lease
Wilkes Barre, PA 18702
Wilkes-Barre	67 Public Square	Under Lease
Wilkes-Barre, PA 18701
Conyngham Valley	669 State Route 93 STE 5	Under Lease
Sugarloaf, PA 18249
Pittston	285 South Main Stret	Under Lease
Pittston, PA 18640
Forty Fort	1320 Wyoming Avenue	Under Lease
Forty Fort, PA 18704

ITEM 3	LEGAL PROCEEDINGS

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

The Corporation’s common stock is listed on the NASDAQ Global Select Market under the symbol “PWOD”.  The following table sets forth (1) the quarterly high and low closing sale prices for a share of the Corporation’s common stock during the periods indicated, and (2) quarterly dividends on a share of the common stock with respect to each quarter since January 1, 2017.

	Price Range		Dividends
	High	Low	Declared
2019
First quarter	$29.67	$23.23	$0.31
Second quarter	30.17	26.03	0.31
Third quarter	30.93	26.87	0.31
Fourth quarter	35.58	29.68	0.32
2018
First quarter	$30.37	$26.41	$0.31
Second quarter	31.28	27.53	0.31
Third quarter	30.85	28.81	0.31
Fourth quarter	29.45	25.77	0.31
2017
First quarter	$32.97	$28.85	$0.31
Second quarter	29.07	25.45	0.31
Third quarter	30.98	27.39	0.31
Fourth quarter	33.19	30.43	0.31

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

As of March 2, 2020, the Corporation had approximately 1,208 shareholders of record.

Following is a schedule of the shares of the Corporation’s common stock purchased by the Corporation during the fourth quarter of 2019.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1 - October 31, 2019)	—	$—	—	513,669
Month #2 (November 1 - November 30, 2019)	—	—	—	513,669
Month #3 (December 1 - December 31, 2019)	—	—	—	513,669

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Corporation’s common stock against the cumulative total return of the S&P 500 Stock Index, NASDAQ Composite, Russell 2000, and SNL U.S. Bank NASDAQ Index for the period of five fiscal years assuming the investment of $100.00 on December 31, 2014 and assuming the reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance.

Total Return Performance
215
180
145
110
75
Index Value
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
Penns Woods Bancorp, Inc.
S&P 500 Index
NASDAQ Composite Index
SNL U.S. Bank NASDAQ Index
Russell 2000 Index

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Penns Woods Bancorp, Inc.	100.00	89.99	111.74	107.51	96.92	134.08
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
SNL U.S. Bank NASDAQ	100.00	107.95	149.68	157.58	132.82	166.75
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49

ITEM 6	SELECTED FINANCIAL DATA

The following table sets forth certain financial data for each of the years in the five-year period ended December 31, 2019:

(In Thousands, Except Per Share Data Amounts)	2019	2018	2017	2016	2015
Consolidated Statement of Income Data:
Interest income	$66,774	$58,746	$49,977	$46,813	$46,124
Interest expense	15,959	10,936	5,897	5,567	5,219
Net interest income	50,815	47,810	44,080	41,246	40,905
Provision for loan losses	2,735	1,735	730	1,196	2,300
Net interest income after provision for loan losses	48,080	46,075	43,350	40,050	38,605
Non-interest income	10,452	9,461	10,744	12,113	12,765
Non-interest expense	39,708	38,007	36,862	35,091	33,736
Income before income tax provision	18,824	17,529	17,232	17,072	17,634
Income tax provision	3,138	2,819	7,459	4,597	3,736
Consolidated net income	15,686	14,710	9,773	12,475	13,898
Earnings attributable to noncontrolling interest	14	6	—	—	—
Net income attributable to Penns Woods Bancorp, Inc.	$15,672	$14,704	$9,773	$12,475	$13,898

Consolidated Balance Sheet at End of Period:
Total assets	$1,665,323	$1,684,771	$1,474,492	$1,348,590	$1,320,057
Loans	1,355,544	1,384,757	1,246,614	1,093,681	1,045,207
Allowance for loan losses	(11,894)	(13,837)	(12,858)	(12,896)	(12,044)
Deposits	1,324,005	1,219,903	1,146,320	1,095,214	1,031,880
Long-term debt	161,920	138,942	70,970	85,998	91,025
Shareholders’ equity	154,960	143,536	138,192	138,249	136,279

Per Share Data:
Earnings per share - basic	$2.23	$2.09	$1.39	$1.76	$1.94
Earnings per share - diluted	2.20	2.09	1.39	1.76	1.94
Cash dividends declared	1.26	1.25	1.25	1.25	1.25
Book value	22.01	20.39	19.65	19.47	19.14
Number of shares outstanding, at end of period	7,040,515	7,037,322	7,033,784	7,101,986	7,120,698
Weighted average number of shares outstanding - basic	7,038,714	7,035,381	7,058,403	7,103,186	7,158,359
Weighted average number of shares outstanding - diluted	7,113,339	7,035,381	7,058,403	7,103,186	7,158,359

Selected Financial Ratios:
Return on average shareholders’ equity	10.54%	10.72%	6.91%	8.96%	10.11%
Return on average total assets	0.94%	0.94%	0.69%	0.93%	1.08%
Net interest margin	3.31%	3.31%	3.47%	3.44%	3.61%
Dividend payout ratio	56.27%	59.97%	90.42%	71.37%	64.52%
Average shareholders’ equity to average total assets	8.91%	8.77%	10.05%	10.36%	10.68%
Loans to deposits, at end of period	102.38%	113.51%	108.75%	99.86%	101.29%

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 21% for 2019 and 2018 and 34% for 2017.  The tax equivalent adjustments to net interest income for 2019, 2018, and 2017 were $489,000, $700,000, and $1,281,000, respectively.

2019 vs. 2018

Reported net interest income increased $3,005,000 to $50,815,000 for the year ended December 31, 2019 compared to the year ended December 31, 2018, as growth in the earning asset portfolio was coupled with the yield on earning assets increasing to 4.33% from 4.06%.  Total interest income increased $8,028,000 primarily from the growth in the average balance of the loan portfolio along with an increase in the average balance of the investment portfolio as the investment portfolio is actively managed to reduce interest rate and market risk. Interest income on a tax equivalent basis recognized on the loan portfolio increased $6,341,000 due to a $50,797,000 increase in the average balance in the loan portfolio coupled with a 31 basis point ("bp") increase in the loan portfolio yield . Interest and dividend income generated from the investment portfolio on a tax equivalent basis increased $1,224,000 due to a $23,443,000 increase in the average balance in the investment portfolio and a 30 bp increase in the average rate.

Interest expense increased $5,023,000 to $15,959,000 for the year ended December 31, 2019 compared to 2018. The increase in interest expense was driven by growth in interest bearing deposits, primarily time deposits. The average rate paid on interest-bearing liabilities increased 35 bp to 1.34% for 2019. The average rate paid on time deposits increased 55 bp as the time deposit portfolio was lengthened and utilized to reduce total borrowings. Interest expense paid on super now deposits increased $725,000 due to a $5,931,000 increase in the average balance and a 30 bp increase in the average rate. Money market interest expense increased $970,000 due to an increase in average rate paid of 41 bp.

2018 vs. 2017

Reported net interest income increased $3,730,000 to $47,810,000 for the year ended December 31, 2018 compared to the year ended December 31, 2017, as growth in the earning asset portfolio was coupled with the yield on earning assets increasing to 4.06% from 3.92%.  Total interest income increased $8,769,000 primarily from the growth in the average balance of the loan portfolio along with a slight increase in the average balance of the investment portfolio as the investment portfolio is actively managed to reduce interest rate and market risk. Interest income on a tax equivalent basis recognized on the loan portfolio increased $8,188,000 due to a $175,997,000 increase in the average balance in the loan portfolio. Interest and dividend income generated from the investment portfolio on a tax equivalent basis increased $383,000 due to a $2,946,000 increase in the average balance in the investment portfolio and a 20 bp increase in the average rate.

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

	2019			2018			2017
(Dollars In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$66,435	$2,038	3.07%	$74,923	$2,242	2.99%	$49,982	$1,924	3.85%
All other loans (4)	1,309,806	58,774	4.49%	1,250,521	52,229	4.18%	1,099,465	44,563	4.05%
Total loans (2)	1,376,241	60,812	4.42%	1,325,444	54,471	4.11%	1,149,447	46,487	4.04%

Taxable securities	134,935	5,306	3.99%	100,915	3,828	3.79%	84,079	2,689	3.20%
Tax-exempt securities (3)	25,702	835	3.29%	36,279	1,089	3.00%	50,169	1,845	3.68%
Total securities	160,637	6,141	3.88%	137,194	4,917	3.58%	134,248	4,534	3.38%

Interest-bearing deposits	21,161	310	2.00%	3,005	58	1.93%	22,461	237	1.06%

Total interest-earning assets	1,558,039	67,263	4.33%	1,465,643	59,446	4.06%	1,306,156	51,258	3.92%

Other assets	111,839			97,577			100,481

Total assets	$1,669,878			$1,563,220			$1,406,637

Liabilities and shareholders’ equity:
Savings	$169,832	216	0.13%	$164,844	75	0.05%	$157,851	62	0.04%
Super Now deposits	231,816	1,758	0.76%	225,885	1,033	0.46%	200,436	528	0.26%
Money market deposits	239,317	2,184	0.91%	240,541	1,214	0.50%	274,546	949	0.35%
Time deposits	345,635	7,285	2.11%	259,286	4,048	1.56%	210,608	2,544	1.21%
Total interest-bearing deposits	986,600	11,443	1.16%	890,556	6,370	0.72%	843,441	4,083	0.48%

Short-term borrowings	34,897	793	2.27%	85,086	1,757	2.06%	25,984	234	0.89%
Long-term borrowings	155,841	3,723	2.25%	128,127	2,809	2.19%	78,745	1,580	1.98%
Total borrowings	190,738	4,516	2.25%	213,213	4,566	2.14%	104,729	1,814	1.71%

Total interest-bearing liabilities	1,177,338	15,959	1.34%	1,103,769	10,936	0.99%	948,170	5,897	0.62%

Demand deposits	321,443			303,606			302,651
Other liabilities	22,379			18,742			14,398
Shareholders’ equity	148,718			137,103			141,418

Total liabilities and shareholders’ equity	$1,669,878			$1,563,220			$1,406,637
Interest rate spread			2.99%			3.07%			3.30%
Net interest income/margin		$51,304	3.31%		$48,510	3.31%		$45,361	3.47%

1.	Information on this table has been calculated using average daily balance sheets to obtain average balances.

2.	Non-accrual loans have been included with loans for the purpose of analyzing net interest earnings.

3.
Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard tax rate of 21% for 2019 and 2018 and 34% for 2017

4.	Fees on loans are included with interest on loans as follows: 2019 - $775,000; 2018 - $578,000; 2017 - $1,159,000.

Reconciliation of Taxable Equivalent Net Interest Income

(In Thousands)	2019	2018	2017
Total interest income	$66,774	$58,746	$49,977
Total interest expense	15,959	10,936	5,897
Net interest income	50,815	47,810	44,080
Tax equivalent adjustment	489	700	1,281
Net interest income (fully taxable equivalent)	$51,304	$48,510	$45,361

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

	Year Ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease) Due To			Increase (Decrease) Due To
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$(213)	$9	$(204)	$514	$(196)	$318
Loans	2,553	3,992	6,545	6,214	1,452	7,666
Taxable investment securities	1,278	200	1,478	593	546	1,139
Tax-exempt investment securities	(269)	15	(254)	(453)	(303)	(756)
Interest-bearing deposits	175	77	252	(103)	(76)	(179)
Total interest-earning assets	3,524	4,293	7,817	6,765	1,423	8,188

Interest expense:
Savings deposits	2	139	141	2	11	13
Super Now deposits	27	698	725	74	431	505
Money market deposits	—	970	970	(36)	301	265
Time deposits	1,575	1,662	3,237	664	840	1,504
Short-term borrowings	(973)	9	(964)	965	558	1,523
Long-term borrowings	812	102	914	1,051	178	1,229
Total interest-bearing liabilities	1,443	3,580	5,023	2,720	2,319	5,039
Change in net interest income	$2,081	$713	$2,794	$4,045	$(896)	$3,149

PROVISION FOR LOAN LOSSES

2019 vs. 2018

The provision for loan losses is based upon management’s quarterly review of the loan portfolio.  The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets served.  An external independent loan review is also performed semi-annually for the Corporation.  Management remains committed to an aggressive program of problem loan identification and resolution.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2019, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance. The banking regulators could require additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses declined from $13,837,000 at December 31, 2018 to $11,894,000 at December 31, 2019.  At December 31, 2019, the allowance for loan losses was 0.88% of total loans compared to 1.00% of total loans at December 31, 2018. This decline is due to a partial charge off of a commercial relationship of $3,700,000 that was incurred during 2019.

The provision for loan losses totaled $2,735,000 for the year ended December 31, 2019 compared to $1,735,000 for the year ended December 31, 2018.  The increase in the provision was appropriate when considering the gross loan growth and level of net charge-offs during 2019.  Net charge-offs of $4,678,000 represented 0.34% of average loans for the year ended December 31, 2019 compared to net charge-offs of $756,000 or 0.06% of average loans for the year ended December 31, 2018.  The growth in the loan portfolio was driven by the indirect auto loan portfolio that has experienced minimal charge-offs. In addition, growth occurred in the home equity segment of the loan portfolio which historically is a lower risk product than commercial loans and requires a lower allowance for loan losses. Nonperforming loans decreased $4,151,000 as a large nonperforming loan was partially charge-off during the fourth quarter of 2019. The majority of the nonperforming loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses.  Internal loan review and analysis, level of net charge-offs, and decreased level of nonperforming loans noted previously, dictated a increase in the provision for loan losses.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2018 vs. 2017

The allowance for loan losses decreased from $12,858,000 at December 31, 2017 to $13,837,000 at December 31, 2018.  At December 31, 2018, the allowance for loan losses was 1.00% of total loans compared to 1.03% of total loans at December 31, 2017.

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

NON-INTEREST INCOME

2019 vs. 2018

Total non-interest income increased $991,000 from the year ended December 31, 2018 to December 31, 2019. Excluding net security gains, non-interest income increased $29,000 year over year. Bank owned life insurance income decreased due to a decrease in the earnings rate. Insurance commissions along with brokerage commissions increased due to a shift in product mix.

Gain on sale of loans increased due to increased volume. Debit card income decreased to $1,378,000 for 2019, a decrease of $156,000 or 10.17%, from 2018, primarily due to a decline in debit card usage.

	2019		2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$2,411	23.07%	$2,460	26.00%	$(49)	(1.99)%
Net securities (losses) gains, available for sale	640	6.12	(47)	(0.50)	687	(1,461.70)
Net equity securities gains (losses)	89	0.85	(170)	(1.80)	259	n/a
Net securities gains, trading	19	0.18	3	0.03	16	(533.33)
Bank owned life insurance	574	5.49	662	7.00	(88)	(13.29)
Gain on sale of loans	1,754	16.78	1,518	16.04	236	15.55
Insurance commissions	433	4.14	365	3.86	68	18.63
Brokerage commissions	1,358	12.99	1,336	14.12	22	1.65
Debit card income	1,378	13.18	1,534	16.21	(156)	(10.17)
Other	1,796	17.20	1,800	19.04	(4)	(0.22)
Total non-interest income	$10,452	100.00%	$9,461	100.00%	$991	10.47%

2018 vs. 2017

Total non-interest income decreased $1,283,000 from the year ended December 31, 2017 to December 31, 2018.  Excluding net security gains, non-interest income decreased $477,000 year over year.  Service charges increased due to increased level of overdraft income. Bank owned life insurance income decreased due to a decrease in the earnings rate. Insurance commissions along with brokerage commissions decreased due to a shift in product mix.  Gain on sale of loans decreased due to reduced volume. Debit card income decreased to $1,534,000 for 2018 a decrease of $426,000 or 21.73% from 2017.

	2018		2017		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$2,460	26.00%	$2,222	20.68%	$238	10.71%
Net securities (losses) gains, available for sale	(47)	(0.50)	600	5.58	(647)	(107.83)
Net equity securities losses	(170)	(1.80)	—	n/a	(170)	n/a
Net securities gains (losses), trading	3	0.03	(8)	(0.07)	11	137.50
Bank owned life insurance	662	7.00	666	6.20	(4)	(0.60)
Gain on sale of loans	1,518	16.04	1,674	15.58	(156)	(9.32)
Insurance commissions	365	3.86	496	4.62	(131)	(26.41)
Brokerage commissions	1,336	14.12	1,378	12.83	(42)	(3.05)
Debit card income	1,534	16.21	1,960	18.24	(426)	(21.73)
Other	1,800	19.04	1,756	16.34	44	2.51
Total non-interest income	$9,461	100.00%	$10,744	100.00%	$(1,283)	(11.94)%

NON-INTEREST EXPENSE

2019 vs. 2018

Total non-interest expenses increased $1,701,000 from the year ended December 31, 2018 to December 31, 2019. The increase in salaries and employee benefits was attributable to increased primarily due to normal annual wage increases. Furniture and equipment expense and software amortization increased due to the new branch locations opened in 2018 and continued enhancement of systems. Market expenses decreased as targeted marketing has decreased in the localities where branches opened during 2018.
The increase in professional fees of $368,000 is primarily due to increases in legal fees. The decrease in deposit insurance reflects the FDIC assessment credit that was recorded during 2019. Other expenses increased from the year ended December 31, 2018 to December 31, 2019 by $912,000 the main driver of this increase was an increase in data processing expenses.

	2019		2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$21,829	54.97%	$21,083	55.47%	$746	3.54%
Occupancy	2,712	6.83	2,702	7.11	10	0.37
Furniture and equipment	3,248	8.18	3,092	8.14	156	5.05
Software amortization	871	2.19	712	1.87	159	22.33
Pennsylvania shares tax	1,148	2.89	1,108	2.92	40	3.61
Professional fees	2,474	6.23	2,106	5.54	368	17.47
Federal Deposit Insurance Corporation deposit insurance	578	1.46	890	2.34	(312)	(35.06)
Write down of assets held for sale	475	1.20	—	—	475	n/a
Loss on sale of premises and equipment	474	1.19	—	—	474	n/a
Marketing	425	1.07	767	2.02	(342)	(44.59)
Intangible amortization	264	0.66	300	0.79	(36)	(12.00)
Other	5,210	13.13	5,247	13.80	(37)	(0.71)
Total non-interest expense	$39,708	100.00%	$38,007	100.00%	$1,701	4.48%

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

INCOME TAXES

2019 vs. 2018

The provision for income taxes for the year ended December 31, 2019 resulted in an effective income tax rate of 16.67% compared to 16.08% for 2018.

2018 vs. 2017

The provision for income taxes for the year ended December 31, 2018 resulted in an effective income tax rate of 16.08% compared to 43.29% for 2017. This decrease is primarily the result of the change in corporate tax rate.

FINANCIAL CONDITION

INVESTMENTS

2019

The fair value of the investment portfolio increased $13,834,000 from December 31, 2018 to December 31, 2019. The increase in value is the result of growth in the corporate segment of the portfolio as the investment portfolio continues to be actively managed in order to reduce interest rate and market risk. This strategy is being deployed through selective purchasing of bonds that mature within ten years. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 79% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The carrying amounts of investment securities are summarized as follows for the years ended December 31, 2019, 2018, and 2017:

	2019		2018		2017
(In Thousands)	Balance	% Portfolio	Balance	% Portfolio	Balance	% Portfolio
Available for sale (AFS):
Mortgage-backed securities	$4,966	3.31%	$6,153	4.52%	$4,213	3.78%
State and political securities (tax-exempt)	22,575	15.06%	27,363	20.11%	45,149	40.56%
State and political securities (taxable)	59,711	39.83%	52,178	38.34%	11,359	10.20%
Other bonds, notes and debentures	61,367	40.93%	48,591	35.70%	47,906	43.03%
Total debt securities	148,619	99.12%	134,285	98.67%	108,627	97.57%
Equity securities:
Other investment equity securities	1,261	0.84%	1,776	1.30%	2,516	2.26%
Trading securities	51	0.03%	36	0.03%	190	0.17%
Total equity securities	1,312	0.88%	1,812	1.33%	2,706	2.43%
Total	$149,931	100.00%	$136,097	100.00%	$111,333	100.00%

The following table shows the maturities and repricing of investment securities, at amortized cost and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 21% tax rate) at December 31, 2019:

(In Thousands)	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Amortized Cost Total
Mortgage-backed securities:
AFS Amount	$—	$—	$—	$—	$4,956	$4,956
Yield	—%	—%	—%	—%	2.91%	2.91%
State and political securities (tax-exempt):
AFS Amount	—	—	7,951	9,570	4,557	22,078
Yield	—%	—%	2.34%	2.66%	2.89%	2.59%
State and political securities (taxable):
AFS Amount	—	—	9,853	39,715	7,418	56,986
Yield	—%	—%	3.17%	3.67%	3.07%	3.51%
Other bonds, notes, and debentures:
AFS Amount	1,105	2,827	41,557	12,003	4,000	61,492
Yield	3.52%	2.75%	2.98%	3.77%	3.00%	3.09%
Total Amount	$1,105	$2,827	$59,361	$61,288	$20,931	145,512
Total Yield	3.52%	2.74%	2.93%	3.53%	2.98%	3.18%
Equity Securities
Investment Equity Amount						1,300
Trading Amount						50
Total Investment Portfolio Value						$146,862
Total Investment Portfolio Yield						3.15%

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

The distribution of credit ratings by amortized cost and estimated fair value for the debt security portfolio at December 31, 2019 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Mortgage-backed securities	$4,956	$4,966	$—	$—	$—	$—	$—	$—	$4,956	$4,966
State and political securities	77,337	80,241	1,657	1,975	—	—	70	70	79,064	82,286
Other debt securities	32,681	32,308	19,515	19,738	—	—	9,296	9,321	61,492	61,367
Total debt securities	$114,974	$117,515	$21,172	$21,713	$—	$—	$9,366	$9,391	$145,512	$148,619

LOAN PORTFOLIO

2019

Gross loans of $1,355,544,000 at December 31, 2019 represented a decrease of $29,213,000 from December 31, 2018. The Commercial, Financial, and Agricultural loan portfolio had the largest decrease from the previous year as emphasis was shifted to other segments of the loan portfolio. Indirect auto lending continued to grow within the portfolio as the product continued to expand in northeast Pennsylvania. Indirect auto lending and home equity lines are part of the overall strategy to shorten the duration of the earning asset portfolio in preparation for a rising interest rate environment. Commercial real estate mortgages decreased $8,434,000 but remained at approximately 27% of the total loan portfolio.

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

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan at December 31, 2019, 2018, 2017, 2016, and 2015:

	2019		2018		2017		2016		2015
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Commercial, financial, and agricultural	$156,213	11.52%	$188,561	13.62%	$178,885	14.35%	$146,110	13.36%	$164,072	15.70%
Real estate mortgage:
Residential	623,256	45.98	622,379	44.94	597,077	47.90	564,740	51.63	526,183	50.34
Commercial	363,261	26.80	371,695	26.84	332,019	26.63	306,182	28.00	302,539	28.95
Construction	38,067	2.81	43,523	3.14	31,683	2.54	34,650	3.17	26,824	2.57
Consumer Automobile	150,517	11.10	133,183	9.63	79,714	6.40	14,826	1.36	—	—
Other consumer installment loans	23,043	1.70	24,552	1.77	26,964	2.16	28,430	2.60	27,001	2.58
Net deferred loan fees and discounts	1,187	0.09	864	0.06	272	0.02	(1,257)	(0.12)	(1,412)	(0.14)
Gross loans	$1,355,544	100.00%	$1,384,757	100.00%	$1,246,614	100.00%	$1,093,681	100.00%	$1,045,207	100.00%

The amounts of domestic loans at December 31, 2019 are presented below by category and maturity:

	Commercial, financial, and agricultural	Real Estate			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Total
Loans with variable interest rates:
1 year or less	$4,351	$3,762	$2,083	$562	$—	$828	$11,586
1 through 5 years	2,506	4,990	8,501	432	—	—	16,429
5 through 10 years	64,325	23,526	43,958	2,013	—	—	133,822
After 10 years	41,785	570,962	281,728	28,324	—	2,958	925,757
Total floating interest rate loans	112,967	603,240	336,270	31,331	—	3,786	1,087,594
Loans with fixed interest rates:
1 year or less	1,352	721	1,261	1,276	243	1,164	6,017
1 through 5 years	28,736	4,055	8,000	958	75,011	13,827	130,587
5 through 10 years	11,659	10,613	14,656	447	75,263	2,767	115,405
After 10 years	1,499	4,627	3,074	4,055	—	1,499	14,754
Total fixed interest rate loans	43,246	20,016	26,991	6,736	150,517	19,257	266,763
Total	$156,213	$623,256	$363,261	$38,067	$150,517	$23,043	1,354,357
Net deferred loan fees and discounts							1,187
							$1,355,544

·                  The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.
·                  Scheduled repayments are reported in maturity categories in which the payment is due.

The Banks do not make loans that provide for negative amortization, nor do any loans contain conversion features. The Banks did not have any foreign loans outstanding at December 31, 2019.

The following table shows the amount of accrual and nonaccrual TDRs at December 31, 2019, 2018, and 2017:

	2019			2018			2017
(In Thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial, financial, and agricultural	$—	$2,190	$2,190	$—	$1,127	$1,127	$5	$114	$119
Real estate mortgage:
Residential	4,089	144	4,233	2,225	159	2,384	2,151	273	2,424
Commercial	2,127	4,732	6,859	3,959	2,129	6,088	4,429	2,076	6,505
Construction	—	—	—	—	—	—	—	—	—
Other consumer installment loans	—	—	—	—	—	—	—	—	—
	$6,216	$7,066	$13,282	$6,184	$3,415	$9,599	$6,585	$2,463	$9,048

ALLOWANCE FOR LOAN LOSSES

2019

The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio as of the consolidated balance sheet date.  All loan losses are charged to the allowance and all recoveries are credited to it per the allowance method of providing for loan losses.  The allowance for loan losses is established through a provision for loan losses charged to operations.  The provision for loan losses is based upon management’s quarterly review of the loan portfolio.  The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets served. An external independent loan review is also performed semi-annually for the Banks.  Management remains committed to an aggressive program of problem loan identification and resolution.

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

The allowance for loan losses decreased from $13,837,000 at December 31, 2018 to $11,894,000 at December 31, 2019.  At December 31, 2019 and 2018, the allowance for loan losses to total loans was 0.88% and 1.00%, respectively.  The growth in the loan portfolio of home equity product historically is a lower risk product than commercial loans and requires a lower allowance for loan losses. In addition, the growth in the indirect auto portfolio has incurred minimal losses. Net loan charge-offs of $4,678,000 or 0.34% of average loans for the year ended December 31, 2019 negated the impact of the provision for loan losses of $2,735,000.  The increase in net loan charge-offs is a result of one large charge-off in the commercial, financial, and agricultural portfolio during the fourth quarter of 2019. Management concluded that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date as noted in the provision for loan losses discussion.

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

2018

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

Allocation of the Allowance For Loan Losses
	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Balance at end of period applicable to:
Commercial, financial, and agricultural	$1,779	11.53%	$1,680	13.63%	$1,177	14.35%	$1,554	13.34%	$1,532	15.68%
Real estate mortgage:
Residential	4,306	46.02	5,616	44.97	5,679	47.91	5,383	51.58	5,116	50.27
Commercial	3,210	26.82	4,047	26.86	4,277	26.64	4,975	27.96	4,217	28.91
Construction	118	2.81	143	3.14	155	2.54	178	3.17	160	2.56
Consumer automobiles	1,780	11.11	1,328	9.62	804	6.40	143	1.35	—	—
Other consumer installment loans	278	1.71	259	1.78	271	2.16	273	2.60	243	2.58
Unallocated	423	—	764	—	495	—	390	—	776	—
	$11,894	100.00%	$13,837	100.00%	$12,858	100.00%	$12,896	100.00%	$12,044	100.00%

NONPERFORMING LOANS

The decrease in nonperforming loans during 2019 is primarily due to a non-accrual commercial loan that was partially charged-off in the fourth quarter of 2019. The majority of the nonperforming loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses.

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

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Nonaccrual	Total
2019	$2,047	$10,374	$12,421
2018	1,274	15,298	16,572
2017	509	6,759	7,268
2016	870	10,756	11,626
2015	979	8,467	9,446

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

DEPOSITS

2019 vs. 2018

Total average deposits increased $113,881,000 or 9.54% from 2018 to 2019.  The time deposit portfolio average balance for 2019 increased $86,349,000 to $345,635,000 as time deposits were utilized as an attraction tool and to lengthen the average maturity of the interest bearing liability portfolio.

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

The average amount and the average rate paid on deposits are summarized below for the years ended December 31, 2019, 2018, and 2017:

	2019		2018		2017
(In Thousands)	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
Noninterest-bearing	$321,443	0.00%	$303,606	0.00%	$302,651	0.00%
Savings	169,832	0.13	164,844	0.05	157,851	0.04
Super Now	231,816	0.76	225,885	0.46	200,436	0.26
Money Market	239,317	0.91	240,541	0.50	274,546	0.35
Time	345,635	2.11	259,286	1.56	210,608	1.21
Total average deposits	$1,308,043	0.88%	$1,194,162	0.53%	$1,146,092	0.36%

SHAREHOLDERS’ EQUITY

2019

Shareholders’ equity increased $11,400,000 to $155.0 million at December 31, 2019 compared to December 31, 2018.  The change in accumulated other comprehensive loss from $6.6 million at December 31, 2018 to $2.8 million at December 31, 2019 is a result of an increase in unrealized gains on available for sale securities (from an unrealized loss of $1.4 million at December 31, 2018 to an unrealized gain of $2.5 million at December 31, 2019). The amount of accumulated other comprehensive loss at December 31, 2019 was also impacted by the change in net excess of the projected benefit obligation over the fair value of the plan assets of the defined benefit pension plan, resulting in a decrease in the net loss of $44,000. The current level of shareholders’ equity equates to a book value per share of $22.01 at December 31, 2019 compared to $20.39 at December 31, 2018, and an equity to asset ratio of 9.31% at December 31, 2019 compared to 8.52% at December 31, 2018.  Dividends declared for the twelve months ended December 31, 2019 and 2018 were $1.25 per share.

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

Bank regulators have risk based capital guidelines.  Under these guidelines the Corporation and each Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2019, both the Corporation’s and each Bank’s required ratios were well above the minimum ratios (and including the current capital conservation buffer where applicable) as follows:

	Corporation	Jersey Shore State Bank	Luzerne Bank	Minimum Standards
Common equity tier 1 capital to risk-weighted assets	10.674%	10.381%	10.577%	7.000%
Tier 1 capital to risk-weighted assets	10.674%	10.381%	10.577%	8.500%
Total capital to risk-weighted assets	11.391%	11.093%	11.295%	10.500%
Tier 1 capital to average assets	8.514%	8.191%	8.653%	4.000%

For a more comprehensive discussion of these requirements, see “Regulation and Supervision” in Item 1 of the Annual Report on Form 10-K.  Management believes that the Corporation and the Banks will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity, and other certain equity ratios are presented as follows:

	2019	2018	2017
Percentage of net income to:
Average total assets	0.94%	0.94%	0.69%
Average shareholders’ equity	10.54%	10.72%	6.91%
Percentage of dividends declared to net income	56.27%	59.97%	90.42%
Percentage of average shareholders’ equity to average total assets	8.91%	8.77%	10.05%

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

The following liquidity measures are monitored for compliance and were within the limits cited at December 31, 2019, except for Net Loans to Total Deposits which was at 101.5%:

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

The Corporation, like other financial institutions, must have sufficient funds available to meet its liquidity needs for deposit withdrawals, loan commitments, and expenses.  In order to control cash flow, the Corporation estimates future flows of cash from deposits and loan payments.  The primary sources of funds are deposits, principal and interest payments on loans and mortgage-

backed securities, as well as FHLB borrowings.  Funds generated are used principally to fund loans and purchase investment securities. Management believes the Corporation has adequate resources to meet its normal funding requirements.

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Corporation has a current borrowing capacity at the FHLB of $597,509,000 with $156,333,000 utilized, leaving $441,176,000 available.  In addition to this credit arrangement, the Corporation has additional lines of credit with correspondent banks of $52,000,000. The Corporation’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.

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

The following is a rate shock forecast for the twelve month period ending December 31, 2020 assuming a static balance sheet as of December 31, 2019.

	Parallel Rate Shock in Basis Points
(In Thousands)	(200)	(100)	Static	100	200	300	400
Net interest income	$45,698	$48,662	$51,621	$53,963	$56,084	$58,114	$60,128
Change from static	(5,923)	(2,959)	—	2,342	4,463	6,493	8,507
Percent change from static	-11.47%	-5.73%	—	4.54%	8.65%	12.58%	16.48%

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

CONTRACTUAL OBLIGATIONS

The Corporation has various financial obligations, including contractual obligations which may require future cash payments. The following table presents, as of December 31, 2019, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

	Payments Due In
(In Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$946,121	$—	$—	$—	$946,121
Time deposits	191,311	170,200	15,037	1,336	377,884
Repurchase agreements	4,920	—	—	—	4,920
Short-term borrowings	—	—	—	—	—
Long-term borrowings	43,396	53,155	60,177	5,192	161,920
Operating leases	382	787	734	3,668	5,571

The Corporation’s operating lease obligations represent short and long-term lease and rental payments for branch facilities and equipment.  The Bank leases certain facilities under operating leases which expire on various dates through 2049.  Renewal options are available on the majority of these leases.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Corporation wishes to caution readers that the following important factors, among others in addition to the factors discussed in Item 1 - "Business" and in Item 1A - "Risk Factors", may have affected and could in the future affect the Corporation’s actual results and could cause the Corporation’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Corporation herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Corporation must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board; (iii) the effect on the Corporation’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (vi) the effects of health emergencies, including the spread of infectious diseases or pandemics.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Penns Woods Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Penns Woods Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Cranberry Township, Pennsylvania
March 10, 2020

PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(In Thousands, Except Share Data)	2019	2018
ASSETS:
Noninterest-bearing balances	$24,725	$24,325
Interest-bearing deposits in other financial institutions	23,864	42,417
Total cash and cash equivalents	48,589	66,742

Investment debt securities, available for sale, at fair value	148,619	134,285
Investment equity securities, at fair value	1,261	1,776
Investment securities, trading	51	36
Restricted investment in bank stock, at fair value	13,528	18,862
Loans held for sale	4,232	2,929
Loans	1,355,544	1,384,757
Allowance for loan losses	(11,894)	(13,837)
Loans, net	1,343,650	1,370,920
Premises and equipment, net	32,929	27,580
Accrued interest receivable	5,246	5,334
Bank-owned life insurance	29,253	28,627
Goodwill	17,104	17,104
Intangibles	898	1,162
Operating lease right of use asset	4,154	—
Deferred tax asset	3,338	5,154
Other assets	12,471	4,260
TOTAL ASSETS	$1,665,323	$1,684,771

LIABILITIES:
Interest-bearing deposits	$989,259	$899,089
Noninterest-bearing deposits	334,746	320,814
Total deposits	1,324,005	1,219,903

Short-term borrowings	4,920	167,865
Long-term borrowings	161,920	138,942
Accrued interest payable	1,671	1,150
Operating lease liability	4,170	—
Other liabilities	13,655	13,367
TOTAL LIABILITIES	1,510,341	1,541,227

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $5.55, 22,500,000 shares authorized; 7,520,740 and 7,517,546 shares issued; 7,040,515 and 7,037,322 shares outstanding	41,782	41,763
Additional paid-in capital	51,487	50,737
Retained earnings	76,583	69,787
Accumulated other comprehensive loss:
Net unrealized gain (loss) on available for sale securities	2,455	(1,360)
Defined benefit plan	(5,232)	(5,276)
Treasury stock at cost, 480,225 shares	(12,115)	(12,115)
TOTAL PENNS WOODS BANCORP, INC. SHAREHOLDERS’ EQUITY	154,960	143,536
Non controlling interest	22	8
TOTAL SHAREHOLDERS' EQUITY	154,982	143,544
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,665,323	$1,684,771

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2019	2018	2017
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$60,384	$54,000	$45,833
Investment securities:
Taxable	3,997	2,784	2,182
Tax-exempt	660	860	1,218
Dividend and other interest income	1,733	1,102	744
TOTAL INTEREST AND DIVIDEND INCOME	66,774	58,746	49,977

INTEREST EXPENSE:
Deposits	11,443	6,370	4,083
Short-term borrowings	793	1,757	234
Long-term borrowings	3,723	2,809	1,580
TOTAL INTEREST EXPENSE	15,959	10,936	5,897

NET INTEREST INCOME	50,815	47,810	44,080

PROVISION FOR LOAN LOSSES	2,735	1,735	730

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	48,080	46,075	43,350

NON-INTEREST INCOME:
Service charges	2,411	2,460	2,222
Net debt securities gains (losses), available for sale	640	(47)	600
Net equity securities gains (losses)	89	(170)	—
Net securities gains (losses), trading	19	3	(8)
Bank-owned life insurance	574	662	666
Gain on sale of loans	1,754	1,518	1,674
Insurance commissions	433	365	496
Brokerage commissions	1,358	1,336	1,378
Debit card income	1,378	1,534	1,960
Other	1,796	1,800	1,756
TOTAL NON-INTEREST INCOME	10,452	9,461	10,744

NON-INTEREST EXPENSE:
Salaries and employee benefits	21,829	21,083	18,999
Occupancy	2,712	2,702	2,447
Furniture and equipment	3,248	3,092	2,915
Software amortization	871	712	974
Pennsylvania shares tax	1,148	1,108	925
Professional Fees	2,474	2,106	2,353
Federal Deposit Insurance Corporation deposit insurance	578	890	669
Write down of assets held for sale	475	—	—
Loss on sale of premises and equipment	474	—	—
Marketing	425	767	958
Intangible amortization	264	300	337
Other	5,210	5,247	6,285
TOTAL NON-INTEREST EXPENSE	39,708	38,007	36,862

INCOME BEFORE INCOME TAX PROVISION	18,824	17,529	17,232
INCOME TAX PROVISION	3,138	2,819	7,459
CONSOLIDATED NET INCOME	$15,686	$14,710	$9,773
Earnings attributable to noncontrolling interest	14	6	—
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$15,672	$14,704	$9,773

EARNINGS PER SHARE - BASIC	$2.23	$2.09	$1.39
EARNINGS PER SHARE - DILUTED	$2.20	$2.09	$1.39
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,038,714	7,035,381	7,058,403
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,113,339	7,035,381	7,058,403
DIVIDENDS PER SHARE	$1.26	$1.25	$1.25

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2019	2018	2017
Net Income	$15,672	$14,704	$9,773
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	5,469	(1,022)	1,500
Tax effect	(1,148)	216	(510)
Net realized (gain) loss included in net income	(640)	47	(600)
Tax effect	134	(10)	204
Amortization (accretion) of unrecognized pension and post-retirement items	56	(451)	270
Tax effect	(12)	95	(92)
Total other comprehensive income (loss)	3,859	(1,125)	772
Comprehensive income	$19,531	$13,579	$10,545

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, December 31, 2016	7,510,663	$41,726	$50,075	$61,610	$(4,928)	$(10,234)	$—	$138,249
Net income				9,773				9,773
Reclassification of certain income tax effects from accumulated other comprehensive loss				818	(818)			—
Other comprehensive income					772			772
Stock-based compensation recognized in earnings			29					29
Dividends declared, ($1.25 per share)				(8,837)				(8,837)
Noncontrolling investment in joint venture							2	2
Common shares issued for employee stock purchase plan	3,345	18	69					87
Purchase of treasury stock (47,698 shares)						(1,881)		(1,881)
Balance, December 31, 2017	7,514,008	41,744	50,173	63,364	(4,974)	(12,115)	2	138,194

Net income				14,704			6	14,710
Adoption of ASU 2016-01				537	(537)			—
Other comprehensive loss					(1,125)			(1,125)
Stock-based compensation recognized in earnings			486					486
Dividends declared, ($1.25 per share)				(8,818)				(8,818)
Common shares issued for employee stock purchase plan	3,538	19	78					97
Balance, December 31, 2018	7,517,546	41,763	50,737	69,787	(6,636)	(12,115)	8	143,544

Net income				15,672			14	15,686
Other comprehensive income					3,859			3,859
Stock-based compensation recognized in earnings			680					680
Dividends declared, ($1.26 per share)				(8,876)				(8,876)
Common shares issued for employee stock purchase plan	3,414	19	70					89
Stock split fractional shares	(220)							—
Balance, December 31, 2019	7,520,740	$41,782	$51,487	$76,583	$(2,777)	$(12,115)	$22	$154,982

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2019	2018	2017
OPERATING ACTIVITIES:
Net Income	$15,686	$14,710	$9,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,951	2,515	2,632
Write down of assets held for sale	475	—	—
Loss on sale of premises and equipment	474	—	—
Amortization of intangible assets	264	300	337
Provision for loan losses	2,735	1,735	730
Stock based compensation	680	486	—
Amortization of investment security discounts and premiums, net	671	776	893
Securities (gains) losses, available for sale	(640)	47	(600)
Originations of loans held for sale	(61,723)	(55,283)	(53,407)
Proceeds of loans held for sale	62,174	55,068	55,838
Gain on sale of loans	(1,754)	(1,518)	(1,674)
Net equity securities (gains) losses	(89)	170	—
Net securities (gains) losses, trading	(19)	(3)	8
Proceeds from sales of trading securities	78	466	426
Purchases of trading securities	(74)	(309)	(566)
Security trades receivable	(6,626)	—	—
Earnings on bank-owned life insurance	(574)	(662)	(666)
Decrease (increase) in deferred tax asset	814	(324)	1,769
Other, net	(1,453)	(904)	2,200
Net cash provided by operating activities	14,050	17,270	17,693
INVESTING ACTIVITIES:
Investment debt securities available for sale:
Proceeds from sales	23,799	19,296	25,528
Proceeds from calls, maturities and repayments	6,845	8,033	11,564
Purchases	(40,180)	(58,725)	(22,986)
Proceeds from sales of equity securities	604	570	—
Net decrease (increase) in loans	24,010	(139,776)	(152,806)
Acquisition of premises and equipment	(2,706)	(2,005)	(4,999)
Proceeds from sale of premises and equipment	297	—	—
Proceeds from the sale of foreclosed assets	502	445	1,108
Purchase of bank-owned life insurance	(30)	(30)	(34)
Capital contribution from non-controlling interest	—	—	2
Proceeds from redemption of regulatory stock	13,934	15,352	7,677
Purchases of regulatory stock	(8,600)	(20,882)	(12,158)
Net cash provided by (used for) investing activities	18,475	(177,722)	(147,104)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	90,170	56,085	51,067
Net increase in noninterest-bearing deposits	13,932	17,498	39
Proceeds from long-term borrowings	50,000	80,000	30,000
Repayment of long-term borrowings	(32,608)	(12,028)	(45,028)
Net (decrease) increase in short-term borrowings	(162,945)	67,117	87,507
Finance lease principal payments	(440)	—	—
Dividends paid	(8,876)	(8,818)	(8,837)
Issuance of common stock	89	97	116
Purchase of treasury stock	—	—	(1,881)
Net cash (used for) provided by financing activities	(50,678)	199,951	112,983
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,153)	39,499	(16,428)
CASH AND CASH EQUIVALENTS, BEGINNING	66,742	27,243	43,671
CASH AND CASH EQUIVALENTS, ENDING	$48,589	$66,742	$27,243

See accompanying notes to the consolidated financial statements.

	Year Ended December 31,
(In Thousands)	2019	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$15,438	$10,288	$5,850
Income taxes paid	3,567	2,350	4,450
Transfer of loans to foreclosed real estate	525	877	593
Transfer due to adoption of ASU 2016-01, equity securities fair value adjust, reclassification from AOCI to Retained Earnings, net of tax	—	537	—
Transfer due to adoption of ASU 2018-02, income statement - reporting comprehensive income, reclassification of certain tax effects from accumulated other comprehensive income	—	—	818
Right of use lease assets obtained in exchange for lessee finance lease liabilities	6,026	—	—
Right of use lease assets obtained in exchange for lessee operations lease liabilities	4,298	—	—

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. and its wholly owned subsidiaries, Jersey Shore State Bank (“JSSB”), Luzerne Bank ("Luzerne" and collectively with JSSB , the "Banks"), Woods Real Estate Development Co., Inc., Woods Investment Company, Inc., The M Group Inc. D/B/A The Comprehensive Financial Group (“The M Group”), a wholly owned subsidiary of JSSB and an eighty percent owned subsidiary, United Insurance Solutions, LLC, (collectively, the “Corporation”).  All significant intercompany balances and transactions have been eliminated.

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

Allowance for Loan Losses

The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio as of the Consolidated Balance Sheet date.  The allowance method is used in providing for loan losses.  Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it.  The allowance for loan losses is established through a provision for loan losses charged to operations.  The provision for loan losses is based upon management’s quarterly review of the loan portfolio.  The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets served.  An external independent loan review is also performed semi-annually for the Bank.  Management remains committed to an aggressive program of problem loan identification and resolution.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2019, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, rising unemployment, or negative performance trends in financial information from borrowers could be indicators of subsequent increased levels of nonperforming assets and possible charge-offs, which would normally require increased loan loss provisions. An integral part of the periodic regulatory examination process is the review of the adequacy of the Banks' loan loss allowance. The regulatory agencies could require the Banks, based on their evaluation of information available at the time of their examination, to provide additional loan loss provisions to further supplement the allowance.

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

Goodwill

The Corporation performs an annual impairment analysis of goodwill for its purchased subsidiaries, Luzerne and The M Group.  Based on the fair value of these reporting units, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2019, 2018, or 2017.

Intangible Assets

At December 31, 2019, the Corporation had intangible assets of $281,000 as a result of the acquisition of Luzerne National Bank Corporation, which is net of accumulated amortization of $1,733,000. These intangible assets will continue to be amortized using the sum-of-the-years digits method of amortization over ten years. The Corporation also had intangible assets of $617,000, which is net of accumulated amortization of $403,000, as a result of the purchase of two books of business related to investment product sales. The book of business intangible is being amortized using the straight-line method over a period of ten years.

Investments in Limited Partnerships

The Corporation is a limited partner in two partnerships at December 31, 2019 that provide low income elderly housing in the Corporation’s geographic market area. The carrying value of the Corporation’s investments in limited partnerships was $630,000 at December 31, 2019 and $218,000 at December 31, 2018. The investments are being amortized over the ten-year tax credit receipt period utilizing the straight-line method.  The partnerships are amortized once the projects reach the level of occupancy needed to begin the ten year tax credit recognition period.  Amortization of limited partnership investments amounted to $184,000, $184,000, and $184,000 for 2019, 2018 and 2017, respectively.

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

Adopted Accounting Pronouncements

In February 2016, the FASB issued the Leasing Standard, which is codified in ASC 842, Leases, and is intended to increase transparency and comparability among organizations and require lessees to record a right-of-use (ROU) asset and a liability representing the obligation to make lease payments for long-term leases. Accounting by lessors remains largely unchanged. The Company adopted the Standard on January 1, 2019, using the modified retrospective transition under the option to apply the Leasing Standard at its effective date without adjusting the prior period comparative financial statements. Among other things, these updates require lessees to recognize a lease liability, measured on a discounted basis, related to the lessee's obligation to make lease payments arising under a lease contract; and a right-of-use asset related to the lessee’s right to use, or control the use of, a specified asset for the lease term. On January 1, 2019, the Company recorded operating lease liabilities and ROU asset of $4,300,000 and finance lease liabilities and ROU asset of $6,000,000 million upon adoption of the Standard. The balance sheet effects of the new lease accounting standard also impacted regulatory capital ratios, performance ratios and other measures which are dependent upon asset or liability balances. For additional information and required disclosures related to ASC 842, see Note 25, “Leases.”

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2019, the FASB issued ASU 2019-09, Financial Services - Insurance (Topic 944), which defers the effective date of the amendments in Update 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies, as defined by the SEC, the amendments in Update 2018-12 are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early application of the amendments in Update 2018-12 is permitted. For all other entities, the amendments in Update 2018-12 are effective for fiscal years beginning after December 15,

2023, and interim periods within fiscal years beginning after December 15, 2024. Early application of the amendments in Update 2018-12 is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective dates of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update also amends the mandatory effective date for the elimination of Step 2 from the goodwill impairment test under ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (Goodwill), to align with those used for credit losses. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging and leases for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. The effective dates in this Update are the same as those applicable for ASU 2019-10. This Update is not expected to have a significant impact on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), to simplify the accounting for income taxes, change the accounting for certain tax transactions, and make minor improvements to the codification. This Update provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The Update also changes current guidance for making an intraperiod allocation, if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income. For public business entities, the amendments in this Update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2020, the FASB issued ASU 2020-1, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), to clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that, for the purpose of applying paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option, in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

Stock Split

On September 30, 2019, the Company completed a three-for-two stock split (the “Stock Split”) of the Company’s common stock.  As a result of the Stock Split, on September 30, 2019, each share of the Company’s common stock issued at that time was changed into one and one-half shares of the Company’s common stock with a stated par value of $5.55 per share.  All share and per share amounts in this release, including in the accompanying financial statements and information, have been restated for all periods presented to give retroactive effect to the Stock Split.

NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component shown, net of tax and parenthesis indicating debits to net income, as of December 31, 2019, 2018, and 2017 were as follows:

	Twelve Months Ended December 31, 2019			Twelve Months Ended December 31, 2018			Twelve Months Ended December 31, 2017
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities*	Defined Benefit Plan*	Total*	Net Unrealized Gain (Loss) on Available for Sale Securities*	Defined Benefit Plan*	Total*	Net Unrealized Gain (Loss) on Available for Sale Securities*	Defined Benefit Plan*	Total*
Beginning balance	$(1,360)	$(5,276)	$(6,636)	$(54)	$(4,920)	$(4,974)	$(639)	$(4,289)	$(4,928)
Other comprehensive income (loss) before reclassifications	4,321	(104)	4,217	(806)	(486)	(1,292)	990	63	1,053
Amounts reclassified from accumulated other comprehensive (loss) income	(506)	148	(358)	37	130	167	(396)	115	(281)
Net current-period other comprehensive income (loss)	3,815	44	3,859	(769)	(356)	(1,125)	594	178	772
Reclassification of certain income tax effects from accumulated other comprehensive loss	—	—	—	—	—	—	(9)	(809)	(818)
Reclassification from adoption of 2016-01	—	—	—	(537)	—	(537)	—	—	—
Ending balance	$2,455	$(5,232)	$(2,777)	$(1,360)	$(5,276)	$(6,636)	$(54)	$(4,920)	$(4,974)

The adoption of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities requires equity securities to run through the income statement and therefore the reclassification of prior accumulated losses are reflected above.

The reclassifications out of accumulated other comprehensive income shown, net of tax and parenthesis indicating debits to net income, as of December 31, 2019, 2018, and 2017 were as follows:

(In Thousands)	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Twelve Months Ended			Affected Line Item in the Consolidated Statement of Income
	December 31, 2019	December 31, 2018	December 31, 2017
Net realized gain (loss) on available for sale securities	$640	$(47)	$600	Securities gains (losses), net
Income tax effect	(134)	10	(204)	Income tax provision
	$506	$(37)	$396

Net unrecognized pension (expense) income	$(187)	$(165)	$(174)	Salaries and employee benefits
Income tax effect	39	35	59	Income tax provision
	$(148)	$(130)	$(115)

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

	Year Ended December 31,
	2019	2018	2017
Weighted average common shares issued	7,518,939	7,515,606	7,512,110
Average treasury stock shares	(480,225)	(480,225)	(453,707)
Weighted average common shares outstanding - basic	7,038,714	7,035,381	7,058,403
Dilutive effect of outstanding stock options	74,625	—	—
Weighted average common shares outstanding - diluted	7,113,339	7,035,381	7,058,403

There were a total of 625,800 non-qualified employee stock options (Note 14) outstanding on December 31, 2019 that had a weighted average strike price of $29.29. Options on December 31, 2018 had an average strike price of $30.08 with a total of 395,550 options outstanding. Grants outstanding at year-end 2017 totaled to 140,250 options with an average strike price of $29.06.
Grants were included, on a weighted average basis, in the computation of diluted earnings per share for the 2019 period for grants where the average market price of common shares exceeded the strike price of the options. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the 2018 and 2017 periods presented due to the average market price of common shares being less than the strike price of the options.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost, gross gains and losses, and fair values of investment securities at December 31, 2019 and 2018 are as follows:

	2019
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$4,956	$56	$(46)	$4,966
State and political securities	79,064	3,299	(77)	82,286
Other debt securities	61,492	401	(526)	61,367
Total debt securities	$145,512	$3,756	$(649)	$148,619

Investment equity securities:
Financial institution equity securities	$—	$—	$—	$—
Other equity securities	1,300	—	(39)	1,261
Total equity securities	$1,300	$—	$(39)	$1,261

Trading:
Other equity securities	$50	$3	$(2)	$51
Trading investment equity securities	$50	$3	$(2)	$51

	2018
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$6,385	$8	$(240)	$6,153
State and political securities	79,358	609	(426)	79,541
Other debt securities	50,264	17	(1,690)	48,591
Total debt securities	$136,007	$634	$(2,356)	$134,285

Investment equity securities:
Financial institution equity securities	$328	$224	$—	$552
Other equity securities	1,300	—	(76)	1,224
Total equity securities	$1,628	$224	$(76)	$1,776

Trading:
Other equity securities	$49	$—	$(13)	$36
Trading investment equity securities	$49	$—	$(13)	$36

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018.

	2019
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale (AFS)
Mortgage-backed securities	$—	$—	$2,115	$(46)	$2,115	$(46)
State and political securities	7,958	(40)	224	(37)	8,182	(77)
Other debt securities	13,373	(216)	14,258	(310)	27,631	(526)
Total Debt Securities AFS	$21,331	$(256)	$16,597	$(393)	$37,928	$(649)

	2018
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for Sale (AFS)
Mortgage-backed securities	$3,023	$(75)	$2,930	$(165)	$5,953	$(240)
State and political securities	14,819	(128)	13,648	(298)	28,467	(426)
Other debt securities	10,133	(153)	34,776	(1,537)	44,909	(1,690)
Total Debt Securities AFS	$27,975	$(356)	$51,354	$(2,000)	$79,329	$(2,356)

At December 31, 2019 there were 18 individual securities in a continuous unrealized loss position for less than twelve months and 14 individual securities in a continuous unrealized loss position for greater than twelve months.

The Corporation reviews its position quarterly and has asserted that at December 31, 2019 and 2018, the declines outlined in the above table represent temporary declines and the Corporation does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Corporation has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,932	$3,947
Due after one year to five years	59,361	59,506
Due after five years to ten years	61,288	63,986
Due after ten years	20,931	21,180
Total	$145,512	$148,619

Total gross proceeds from sales of securities available for sale were $23,799,000, $19,296,000, and $25,528,000 for 2019, 2018, and 2017, respectively.  The following table represents gross realized gains and losses on those transactions:

	Year Ended December 31,
(In Thousands)	2019	2018	2017
Gross realized gains:
U.S. Government and agency securities	$—	$—	$—
Mortgage-backed securities	—	27	69
State and political securities	544	19	408
Other debt securities	113	3	53
Total gross realized gains	$657	$49	$530
Gross realized losses:
U.S. Government and agency securities	$—	$—	$—
Mortgage-backed securities	1	—	—
State and political securities	11	86	18
Other debt securities	5	10	51
Total gross realized losses	$17	$96	$69

Gross realized gains:
Financial institution equity securities	$52	$—	$288
Other equity securities	—	—	—
Total gross realized gains	$52	$—	$288
Gross realized losses:
Financial institution equity securities	$—	$—	$—
Other equity securities	—	—	149
Total gross realized losses	$—	$—	$149

There were no impairment charges included in gross realized losses for the years ended December 31, 2019, 2018, and 2017.

Investment securities with a carrying value of approximately $74,163,000 and $73,327,000 at December 31, 2019 and 2018, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

Equity securities consist of Community Reinvestment Act funds along with other smaller investments in other financial institutions. At December 31, 2019 and December 31, 2018, we had $1,261,000 and $1,776,000, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. At December 31, 2017, net unrealized gains of $679,000 had been recognized in AOCI. On January 1, 2018, these unrealized gains and losses were reclassified out of AOCI and into retained earnings with subsequent changes in fair value being recognized in net equity securities gains (losses). The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the year ended December 31, 2019:

(In Thousands)	2019	2018
Net gain (loss) recognized in equity securities during the period	$89	$(170)
Less: Net gains realized on the sale of equity securities during the period	52	361
Unrealized gain (loss) recognized in equity securities held at reporting date	$37	$(531)

Net gains and losses on trading account securities are as follows for the for the years ended December 31, 2019, 2018, and 2017.

(In Thousands)	2019	2018	2017
Net gain (losses) on sales transaction	$5	$(6)	$16
Net mark-to-market gains (losses)	14	9	(24)
Net gain (loss) on trading account securities	$19	$3	$(8)

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

The following table presents the related aging categories of loans, by segment, as of December 31, 2019 and 2018:

	2019
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial, financial, and agricultural	$153,737	$249	$30	$2,197	$156,213
Real estate mortgage:
Residential	615,580	4,881	1,529	1,266	623,256
Commercial	355,597	775	164	6,725	363,261
Construction	37,871	131	—	65	38,067
Consumer automobile loans	149,703	709	—	105	150,517
Other consumer installment loans	22,124	579	324	16	23,043
	1,334,612	$7,324	$2,047	$10,374	1,354,357
Net deferred loan fees and discounts	1,187				1,187
Allowance for loan losses	(11,894)				(11,894)
Loans, net	$1,323,905				$1,343,650

	2018
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial, financial, and agricultural	$182,651	$616	$—	$5,294	$188,561
Real estate mortgage:
Residential	611,281	7,688	1,238	2,172	622,379
Commercial	361,624	2,349	—	7,722	371,695
Construction	43,144	305	—	74	43,523
Consumer automobile loans	132,713	412	27	31	133,183
Other consumer installment loans	23,902	636	9	5	24,552
	1,355,315	$12,006	$1,274	$15,298	1,383,893
Net deferred loan fees and discounts	864				864
Allowance for loan losses	(13,837)				(13,837)
Loans, net	$1,342,342				$1,370,920

The following table presents the interest income if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans as of December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019		2018		2017
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$166	$2	$289	$235	$23	$15
Real estate mortgage:
Residential	158	33	123	88	147	98
Commercial	333	8	405	212	390	238
Construction	4	—	5	4	—	—
Consumer automobile loans	16	10	7	5	1	—
Other consumer installment loans	2	1	1	1	4	3
	$679	$54	$830	$545	$565	$354

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

Mortgage loans on one-to-four family properties and all consumer loans are large groups of smaller-balance homogeneous loans and are measured for impairment collectively with the exception of loans identified as troubled debt restructurings. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired.  Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.  Interest income for impaired loans is recorded consistent to the Banks' policy.

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of December 31, 2019 and 2018:

	2019
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$2,285	$5,072	$—
Real estate mortgage:
Residential	5,008	5,008	—
Commercial	5,035	5,035	—
Construction	65	65	—
Consumer automobile loans	—	—	—
Other consumer installment loans	—	—	—
	12,393	15,180	—
With an allowance recorded:
Commercial, financial, and agricultural	—	—	—
Real estate mortgage:
Residential	1,168	1,200	211
Commercial	3,540	3,590	1,104
Construction	—	—	—
Consumer automobile loans	130	130	62
Other consumer installment loans	16	16	16
	4,854	4,936	1,393
Total:
Commercial, financial, and agricultural	2,285	5,072	—
Real estate mortgage:
Residential	6,176	6,208	211
Commercial	8,575	8,625	1,104
Construction	65	65	—
Consumer automobile loans	130	130	62
Other consumer installment loans	16	16	16
	$17,247	$20,116	$1,393

	2018
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,152	$1,152	$—
Real estate mortgage:
Residential	2,619	2,619	—
Commercial	2,457	2,457	—
Construction	74	74	—
Consumer automobile loans	31	31	—
Other consumer installment loans	—	—	—
	6,333	6,333	—
With an allowance recorded:
Commercial, financial, and agricultural	4,111	4,111	650
Real estate mortgage:
Residential	1,591	1,591	168
Commercial	9,207	9,207	1,720
Construction	—	—	—
Consumer automobile loans	—	—	—
Other consumer installment loans	5	5	5
	14,914	14,914	2,543
Total:
Commercial, financial, and agricultural	5,263	5,263	650
Real estate mortgage:
Residential	4,210	4,210	168
Commercial	11,664	11,664	1,720
Construction	74	74	—
Consumer automobile loans	31	31	—
Other consumer installment loans	5	5	5
	$21,247	$21,247	$2,543

The following table presents the average recorded investment in impaired loans and related interest income recognized for December 31, 2019, 2018, and 2017:

	2019
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$4,673	$5	$—
Real estate mortgage:
Residential	4,902	141	28
Commercial	9,757	117	3
Construction	71	—	—
Consumer automobile loans	62	—	4
Other consumer installment loans	12	—	—
	$19,477	$263	$35

	2018
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$2,018	$71	$168
Real estate mortgage:
Residential	3,962	134	87
Commercial	9,524	235	194
Construction	15	—	4
Consumer automobile loans	14	—	1
Other consumer installment loans	1	—	1
	$15,534	$440	$455

	2017
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$727	$41	$7
Real estate mortgage:
Residential	3,233	75	91
Commercial	11,551	186	233
Construction	—	—	—
Consumer automobile loans	—	—	—
Other consumer installment loans	5	—	1
	$15,516	$302	$332
At December 31, 2019, additional funds totaling $8,000 are committed to be advanced in connection with impaired loans.

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

Loan modifications that are considered TDRs completed during the twelve months ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019			2018
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	2	$1,221	$1,221	1	$1,027	$1,027
Real estate mortgage:
Residential	1	2,166	2,166	3	419	419
Commercial	2	2,842	2,842	1	106	106
Construction	—	—	—	—	—	—
Other consumer installment loans	—	—	—	—	—	—
Total	5	$6,229	$6,229	5	$1,552	$1,552

Of the five new troubled debt restructurings that were granted for the year ended December 31, 2019, four loans totaling $$4,062,000 were granted rate concessions and one loan totaling $$2,167,000 was granted a payment concession.
Of the five new troubled debt restructurings that were granted for the year ended December 31, 2018, four loans totaling $1,546,000 were granted payment concessions and one loan totaling $6,000 was granted a term concession.

Loan modifications considered troubled debt restructurings made during the twelve months previous to December 31, 2019 and December 31, 2018, that have defaulted during the corresponding twelve month period were as follows:

	Year Ended December 31, 2019		Year Ended December 31, 2018
(In Thousands, Except Number of Contracts)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial, and agricultural	2	$1,218	—	$—
Real estate mortgage:
Residential	—	—	1	1
Commercial	1	1,082	—	—
Total	3	$2,300	1	$1

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Banks have a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external semi-annual loan review of large commercial relationships is performed, as well as a sample of smaller transactions.  During 2019, the threshold for the annual loan review was commercial relationships $1,750,000 or greater for JSSB and $1,500,000 or greater for Luzerne. Confirmation of the appropriate risk category is included in the review.  Detailed reviews, including plans for resolution, are performed on loans classified as Substandard, Doubtful, or Loss on a quarterly basis.

The following table presents the credit quality categories identified above as of December 31, 2019 and 2018:

	2019
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$149,349	$618,350	$348,864	$37,931	$150,517	$23,039	$1,328,050
Special Mention	3,174	2,436	5,080	—	—	—	10,690
Substandard	3,690	2,470	9,317	136	—	4	15,617
Total	$156,213	$623,256	$363,261	$38,067	$150,517	$23,043	$1,354,357

	2018
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$179,840	$619,800	$351,703	$43,523	$133,183	$24,552	$1,352,601
Special Mention	3,426	694	6,587	—	—	—	10,707
Substandard	5,295	1,885	13,405	—	—	—	20,585
Total	$188,561	$622,379	$371,695	$43,523	$133,183	$24,552	$1,383,893

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

For the general allowances historical loss trends are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by other qualitative factors.  A historical charge-off factor is calculated utilizing a twelve quarter moving average.  However, management may adjust the moving average time frame by up to four quarters to adjust for variances in the economic cycle. Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.  The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; national and economic trends and conditions; concentrations of credit from a loan type, industry, and/or geographic standpoint; value of underlying collateral on collateral depended loans; effect of other external factors; and the quality of the loan review system. The installment loans qualitative factor was decreased by 5 basis points due to the leveling off of indirect loan volume. The qualitative factor for constructions loans was elevated in previous years due to losses in this category. This has not been the case for some time, thus this factor was decreased by 10 basis points. Additionally, our overall lender experience and abilities are stable, which justifies a decrease in our experience factor.

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

Over the last three years, various quantitative and qualitative factors indicate changes in our provision for loan losses. The provision for commercial and agricultural loans increased due to levels and trends of delinquencies in our portfolio. The change in the provision for residential real estate loans vary based on our observations of industry trends during 2019 in national and market area foreclosure rates. The provision for this loan type is adjusted by national indices as well as our historical losses. The provision for commercial and construction real estate loans declined as losses have been minimal and there has been improved trends in delinquency rates.The provision for consumer automobiles decreased due to leveling off of indirect loan volume. The provision for other consumer installment loans has increased based on national and economic trends.

Activity in the allowance is presented for the twelve months ended December 31, 2019, 2018, and 2017:

	2019
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,680	$5,616	$4,047	$143	$1,328	$259	$764	$13,837
Charge-offs	(2,903)	(347)	(150)	—	(329)	(1,228)	—	(4,957)
Recoveries	90	6	1	10	79	93	—	279
Provision	2,912	(969)	(688)	(35)	702	1,154	(341)	2,735
Ending Balance	$1,779	$4,306	$3,210	$118	$1,780	$278	$423	$11,894

	2018
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,177	$5,679	$4,277	$155	$804	$271	$495	$12,858
Charge-offs	(82)	(276)	(56)	—	(246)	(303)	—	(963)
Recoveries	36	74	—	7	16	74	—	207
Provision	549	139	(174)	(19)	754	217	269	1,735
Ending Balance	$1,680	$5,616	$4,047	$143	$1,328	$259	$764	$13,837

	2017
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,554	$5,383	$4,975	$178	$143	$273	$390	$12,896
Charge-offs	(106)	(578)	(58)	—	(57)	(246)	—	(1,045)
Recoveries	135	55	1	9	2	75	—	277
Provision	(406)	819	(641)	(32)	716	169	105	730
Ending Balance	$1,177	$5,679	$4,277	$155	$804	$271	$495	$12,858

The Corporation grants commercial, industrial, residential, and installment loans to customers throughout north-central and north-eastern Pennsylvania. Although the Corporation has a diversified loan portfolio at December 31, 2019 and 2018, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The amount of foreclosed residential real estate held at December 31, 2019 and December 31, 2018, totaled $493,000 and $624,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2019 and December 31, 2018, totaled $32,000 and $167,000, respectively.

The Corporation has a concentration of loans at December 31, 2019 and 2018 as follows:

	2019	2018
Owners of residential rental properties	15.87%	14.61%
Owners of commercial rental properties	12.39%	12.24%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 and 2018:

	2019
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment	Unallocated	Totals
(In Thousands)		Residential	Commercial	Construction
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$211	$1,104	$—	$62	$16	$—	$1,393
Collectively evaluated for impairment	1,779	4,095	2,106	118	1,718	262	423	10,501
Total ending allowance balance	$1,779	$4,306	$3,210	$118	$1,780	$278	$423	$11,894
Loans:
Individually evaluated for impairment	$2,285	$6,176	$8,575	$65	$130	$16		$17,247
Collectively evaluated for impairment	153,928	617,080	354,686	38,002	150,387	23,027		1,337,110
Total ending loans balance	$156,213	$623,256	$363,261	$38,067	$150,517	$23,043		$1,354,357

	2018
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment	Unallocated	Totals
(In Thousands)		Residential	Commercial	Construction
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$650	$168	$1,720	$—	$—	$5	$—	$2,543
Collectively evaluated for impairment	1,030	5,448	2,327	143	1,328	254	764	11,294
Total ending allowance balance	$1,680	$5,616	$4,047	$143	$1,328	$259	$764	$13,837
Loans:
Individually evaluated for impairment	$5,263	$4,210	$11,664	$74	$31	$5		$21,247
Collectively evaluated for impairment	183,298	618,169	360,031	43,449	133,152	24,547		1,362,646
Total ending loans balance	$188,561	$622,379	$371,695	$43,523	$133,183	$24,552		$1,383,893

NOTE 7 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31, 2019 and 2018:

(In Thousands)	2019	2018
Land	$6,772	$7,111
Premises	21,566	21,640
Furniture and equipment	12,043	10,369
Leasehold improvements	3,077	2,911
Finance lease right-of-use assets	5,456	—
Total	48,914	42,031
Less accumulated depreciation and amortization	15,985	14,451
Net premises and equipment	$32,929	$27,580

Depreciation and amortization related to premises and equipment for the years ended 2019, 2018, and 2017 was $2,053,000 $1,789,000, and $1,659,000, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLES

As of December 31, 2019 and 2018, goodwill had a gross carrying value of $17,380,000 and accumulated amortization of $276,000 resulting in a net carrying amount of $17,104,000.

The gross carrying amount of goodwill is tested for impairment in the third quarter of each fiscal year.  Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, there was no evidence of impairment of the carrying amount at December 31, 2019 or 2018.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  Since the acquisition, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible and a trade name intangible which are being amortized on an accelerated basis, and also book of business intangible that is being amortized on a straight-line basis over the useful life of such assets.  The net carrying amount of the core deposit intangible, the trade name intangible, and the book of business intangible at December 31, 2019 was $262,000, $19,000, and $617,000 respectively, with $1,619,000, $114,000, and $403,000 accumulated amortization as of that date.

As of December 31, 2019, the estimated future amortization expense for the core deposit and trade name intangible was:

(In Thousands)	Core Deposit Intangible	Trade Name Intangible	Book of Business Intangible	Total
2020	$117	$8	$102	$227
2021	83	6	102	191
2022	48	4	102	154
2023	14	1	102	117
2024	—	—	102	102
2025	—	—	102	102
2026	—	—	5	5
	$262	$19	$617	$898

NOTE 9 - TIME DEPOSITS

Time deposits of $250,000 or more totaled approximately $70,962,000 on December 31, 2019 and $49,826,000 on December 31, 2018. Interest expense on time deposits of $100,000 or more was approximately $4,159,000, $2,238,000, and $1,479,000, for the years ended December 31, 2019, 2018, and 2017, respectively.

At December 31, 2019, the scheduled maturities on time deposits of $100,000 or more are as follows:

(In Thousands)	2019
Three months or less	$27,254
Three months to six months	31,904
Six months to twelve months	68,109
Over twelve months	106,771
Total	$234,038

Total time deposit maturities are as follows at December 31, 2019:

(In Thousands)	2019
2020	$191,273
2021	111,743
2022	58,457
2023	11,681
2024	3,356
Thereafter	1,374
Total	$377,884

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and primarily FHLB advances, which generally represent overnight or less than six month borrowings.  In addition to the outstanding balances noted below, the Banks also have additional lines of credit totaling $57,000,000 available from correspondent banks other than the FHLB.  The outstanding balances and related information for short-term borrowings are summarized as follows at December 31, 2019, 2018, and 2017:

(In Thousands)	2019	2018	2017
Repurchase Agreements:
Balance at year end	$4,920	$5,662	$7,878
Maximum amount outstanding at any month end	10,097	8,431	13,782
Average balance outstanding during the year	5,971	7,043	10,425
Weighted-average interest rate:
At year end	0.22%	0.20%	0.13%
Paid during the year	0.18%	0.13%	0.14%
Overnight:
Balance at year end	$—	$162,203	$92,870
Maximum amount outstanding at any month end	120,540	162,203	92,870
Average balance outstanding during the year	28,926	78,043	15,559
Weighted-average interest rate:
At year end	—%	2.62%	1.54%
Paid during the year	2.70%	2.24%	1.41%

We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2019 and December 31, 2018 is presented in the following tables.

	2019	2018
	Remaining Contractual Maturity of the Agreements
(In Thousands)	Overnight and Continuous	Overnight and Continuous
Repurchase Agreements:
Mortgage-backed securities	$—	$778
State and political securities	4,984	1,003
Other debt securities	1,768	6,599
Total carrying value of collateral pledged	$6,752	$8,380

Total liability recognized for repurchase agreements	$4,920	$5,662

NOTE 11 - LONG-TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2019 and 2018:

(In Thousands)		Weighted Average Interest Rate		Stated Interest Rate Range
Description	Maturity	2019	2018	From	To	2019	2018
Fixed	2019	—%	1.84%	1.54%	2.12%	$—	$32,292
Fixed	2020	1.91%	1.91%	1.62%	2.29%	43,333	43,333
Fixed	2021	2.73%	2.73%	2.46%	3.00%	30,000	30,000
Fixed	2022	2.24%	2.24%	1.98%	2.56%	23,000	23,000
Fixed	2023	2.60%	3.10%	1.84%	3.10%	25,000	10,000
Fixed	2024	2.35%	—%	1.86%	2.96%	35,000	—
Total Fixed		2.32%	1.72%			156,333	138,625
Total		2.32%	1.92%			$156,333	$138,625

(In Thousands) Year Ending December 31,	Amount	Weighted Average Rate
2020	$43,333	1.91%
2021	30,000	2.73%
2022	23,000	2.24%
2023	25,000	2.60%
2024	35,000	2.35%
	$156,333	2.32%

The Banks maintain a credit arrangement which includes a revolving line of credit with the FHLB.  Under this credit arrangement, at December 31, 2019, JSSB has a remaining borrowing capacity of $261,836,000 and Luzerne has a remaining capacity of $176,121,000, which are subject to annual renewal and typically incur no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of each Bank which consist principally of first mortgage loans and state and political securities, along with other securities. Total outstanding letters of credit at December 31, 2019 with the FHLB for JSSB are $28,550,000 while Luzerne has $582,000 outstanding.

NOTE 12 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset position at December 31, 2019 and 2018:

(In Thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$2,503	$2,909
Deferred compensation	1,451	1,339
Lease liability	2,100	—
Defined pension	327	624
Deferred loan fees and discounts	—	274
Investment securities allowance	18	52
Unrealized loss on available for sale securities	—	362
Other	1,014	752
Total	7,413	6,312
Deferred tax liabilities:
Lease right of use asset	2,069	—
Unrealized gain on available for sale securities	653	—
Investment security accretion	117	104
Deferred loan fees and discounts	256	—
Depreciation	385	451
Amortization	595	603
Total	4,075	1,158
Deferred tax asset, net	$3,338	$5,154

No valuation allowance was established at December 31, 2019 and 2018, because of the Corporation’s ability to carry back capital losses to recover taxes paid in previous years and certain tax strategies, together with the anticipated future taxable income as evidenced by the Corporation’s earning potential. The Corporation is no longer subject to federal, state, and local examinations by tax authorities for years before 2014.

The provision or benefit for income taxes is comprised of the following for the year ended December 31, 2019, 2018, and 2017:

(In Thousands)	2019	2018	2017
Currently payable	$2,324	$3,143	$5,690
Deferred expense (benefit)	814	(324)	(955)
Change in corporate tax rate	—	—	2,724
Total provision	$3,138	$2,819	$7,459

A reconciliation between the expected income tax or benefit and the effective income tax rate on income before income tax provision or benefit follows for the year ended December 31, 2019, 2018, and 2017:

	2019		2018		2017
(In Thousands)	Amount	%	Amount	%	Amount	%
Provision at expected rate	$3,953	21.00%	$3,681	21.00%	$5,859	34.00%
(Decrease) increase in tax resulting from:
Tax-exempt income	(547)	(2.91)	(633)	(3.61)	(811)	(4.71)
Tax credits	(184)	(0.98)	(177)	(1.01)	(177)	(1.03)
Change in corporate tax rate	—	—	—	—	2,724	15.81
Other, net	(84)	(0.44)	(52)	(0.30)	(136)	(0.78)
Effective income tax provision and rate	$3,138	16.67%	$2,819	16.08%	$7,459	43.29%

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

The following table sets forth the obligation and funded status as of December 31, 2019 and 2018:

(In Thousands)	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$19,022	$20,669
Interest cost	763	706
Actuarial loss	92	141
Benefits paid	(840)	(797)
Change in actuarial assumptions	2,419	(1,697)
Benefit obligation at end of year	$21,456	$19,022

Change in plan assets:
Fair value of plan assets at beginning of year	$16,366	$17,486
Actual return on plan assets	3,369	(1,078)
Employer contribution	1,000	750
Benefits paid	(841)	(797)
Adjustment to fair value of plan assets	7	5
Fair value of plan assets at end of year	19,901	16,366
Funded status	$(1,555)	$(2,656)

Accounts recognized on balance sheet as:
Total liabilities	$(1,555)	$(2,656)

Amounts not yet recognized as a component of net periodic pension cost:
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$6,622	$6,678

The accumulated benefit obligation for the Plan was $21,456,000 and $19,022,000 at December 31, 2019 and 2018, respectively.

Components of Net Periodic Cost and Other Amounts Recognized in Other Comprehensive Income (Loss) as of December 31, 2019, 2018, and 2017 are as follows:

(In Thousands)	2019	2018	2017
Net periodic pension cost:
Service cost	$—	$—	$—
Interest cost	763	706	756
Expected return on plan assets	(995)	(1,098)	(926)
Amortization of unrecognized net loss	187	165	174
Net periodic (benefit) cost	$(45)	$(227)	$4

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31, 2019, 2018, and 2017:

	2019	2018	2017
Discount rate	3.04%	4.10%	3.47%
Rate of compensation increase	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Discount rate	4.10%	3.47%	3.98%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Plan’s weighted-average asset allocations at December 31, 2019 and 2018 by asset category are as follows:

Asset Category	2019	2018
Cash	5.32%	4.70%
Fixed income securities	11.25%	12.98%
Equity	67.14%	64.26%
Inflation Hedges/Real Assets	5.75%	5.90%
Hedged Strategies	10.54%	12.16%
Total	100.00%	100.00%

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

The following table sets forth by level, within the fair value hierarchy detailed in Note 21 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2019 and 2018:

	2019
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$1,058	$—	$—	$1,058
Mutual funds - taxable fixed income	2,240	—	—	2,240
Mutual funds - domestic equity	10,797	—	—	10,797
Mutual funds - international equity	2,565	—	—	2,565
Inflation Hedges/Real Assets	1,145	—	—	1,145
Hedged Strategies	2,096	—	—	2,096
Total assets at fair value	$19,901	$—	$—	$19,901

	2018
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$770	$—	$—	$770
Mutual funds - taxable fixed income	2,120	—	—	2,120
Mutual funds - domestic equity	8,550	—	—	8,550
Mutual funds - international equity	1,970	—	—	1,970
Inflation Hedges/Real Assets	965	—	—	965
Hedged Strategies	1,991	—	—	1,991
Total assets at fair value	$16,366	$—	$—	$16,366

The following future benefit payments are expected to be paid:

(In Thousands)
2020	$947
2021	939
2022	958
2023	1,028
2024	1,031
2025-2029	5,727
$10,630

The Corporation expects to contribute a minimum of $500,000 to its Pension Plan in 2020.

401(k) Savings Plan

The Corporation also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Corporation may make matching contributions equal to a discretionary percentage that is determined by the Board of Directors.  Participants are at all times fully vested in their contributions and vest over a period of five years regarding the employer contribution.  Contribution expense was approximately $490,000, $428,000, and $369,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

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

To fund benefits under the deferred compensation plan, the Corporation has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Corporation. The Corporation incurred expenses related to the plan of $408,000, $370,000, and $330,000 for the years ended December 31, 2019, 2018, and 2017, respectively.  Benefits paid under the plan were approximately $57,000, $59,000, and $79,000 in 2019, 2018, and 2017, respectively.

NOTE 14 - STOCK OPTIONS

In 2014, the Corporation adopted the 2014 Equity Incentive Plan designed to help the Corporation attract, retain, and motivate employees and non-employee directors. Incentive stock options, non-qualified stock options, and restricted stock may be granted as part of the plan.

On March 24, 2017, the Corporation issued 105,000 stock options with a strike price of $29.47 to employees. The options granted in 2017 all expire ten years from the grant date; however, of the 105,000 grants awarded, 69,375 of the options have a three year vesting period while the remaining 35,625 options vest in five years. The Corporation issued a total of 262,050 stock options during 2018 that expire ten years from the grant date. On January 5, 2018 a total of 37,500 options were issued with an additional 224,550 options issued on August 24, 2018. Of the 262,050 options issued during 2018, 94,050 have a vesting period of three years and the remaining 168,000 options vest in five years. On March 15, 2019, the Corporation issued 240,000 stock options with a strike price of $28.01. Of the options issued during 2019, 120,900 have a three year vesting period while the remaining 119,100 have a five year vesting period and all options expire ten years after issuance.

A summary of stock option activity for the year ended December 31, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	39,750	$28.02	8.66	224,455
Granted	105,000	29.47	9.23
Exercised	—	—
Forfeited	(4,500)	29.47
Expired	—	—
Outstanding at December 31, 2017	140,250	29.06	8.79	279,365
Granted	262,050	30.58	9.56
Exercised	—	—
Forfeited	(6,750)	28.51
Expired	—	—
Outstanding at December 31, 2018	395,550	30.08	8.97	4,019,522
Granted	240,000	28.01	9.21
Exercised	—	—
Forfeited	(9,750)	29.64
Expired	—	—
Outstanding at December 31, 2019	625,800	$29.29	8.43	$3,923,463

Options exercisable at December 31, 2019	—	$—	—	$—

On December 31, 2019, a total of 625,800 options were outstanding. Outstanding options at December 31, 2019 and the related vesting schedules are summarized below:

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
March 15, 2019	120,900	(1,950)	118,950	$28.01	3 years	10 years
March 15, 2019	119,100	(1,800)	117,300	28.01	5 years	10 years
August 24, 2018	75,300	(1,950)	73,350	30.67	3 years	10 years
August 24, 2018	149,250	(4,050)	145,200	30.67	5 years	10 years
January 5, 2018	18,750	—	18,750	30.07	3 years	10 years
January 5, 2018	18,750	—	18,750	30.07	5 years	10 years
March 24, 2017	69,375	(6,750)	62,625	29.47	3 years	10 years
March 24, 2017	35,625	—	35,625	29.47	5 years	10 years
August 27, 2015	58,125	(22,875)	35,250	28.02	5 years	10 years

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during 2019, 2018, and 2017:

	2019	2018	2017
Risk-free interest rate	2.49%	2.68%	1.90%
Expected volatility	23.61%	24.78%	27.63%
Expected dividend yield	2.61%	2.16%	4.20%
Expected life	7.00 years	7.15 years	6.84 years
Weighted average grant date fair value per option	$4.05	$5.15	$5.99

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

For the years ended December 31, 2019, 2018, and 2017 there was $680,000, $486,000, and $29,000 in total share-based compensation expense, respectively. The compensation expense is recorded as part of the non-interest expenses in the Consolidated Statement of Income.

As of December 31, 2019, total unrecognized compensation costs related to non-vested options was $1,935,000 which is expected to be recognized over a period of 2.54 years.

NOTE 15 - EMPLOYEE STOCK PURCHASE PLAN

The Corporation maintains the Penns Woods Bancorp, Inc. Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Corporation. The Plan allows for up to 1,500,000 shares to be purchased by employees.  The purchase price of the shares is 95% of fair value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in fair value annually. There were 3,414 and 3,538 shares issued under the plan for the years ended December 31, 2019 and 2018, respectively.

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

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31, 2019 and 2018:

(In Thousands)	Beginning Balance	New Loans	Repayments	Ending Balance
2018	$19,011	$5,602	$(6,822)	$17,791
2019	17,791	5,125	(8,542)	14,374

Deposits from related parties held by the Banks amounted to $18,121,000 at December 31, 2019 and $16,836,000 at December 31, 2018.

NOTE 17 - OFF-BALANCE SHEET RISK

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2019 and 2018:

(In Thousands)	2019	2018
Commitments to extend credit	$187,778	$166,417
Standby letters of credit	9,638	10,566
Credit exposure from the sale of assets with recourse	6,826	6,152

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

As of December 31, 2019 and 2018, the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, common equity tier I risk-based, tier I risked-based, total risk-based, and tier I leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively.

The Corporation’s and the Banks' actual capital ratios (using the definitions from the prompt corrective action rules) are presented in the following tables, which shows that the Corporation and both Banks met all regulatory capital requirements.

Consolidated Corporation

	2019		2018
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$140,372	10.674%	$132,543	10.178%
For Capital Adequacy Purposes	59,179	4.500%	58,601	4.500%
Minimum To Maintain Capital Conservation Buffer	92,056	7.000%	83,018	6.375%
To Be Well Capitalized	85,480	6.500%	84,646	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$149,748	11.387%	$142,876	10.972%
For Capital Adequacy Purposes	105,206	8.000%	104,175	8.000%
Minimum To Maintain Capital Conservation Buffer	138,083	10.500%	128,591	9.875%
To Be Well Capitalized	131,508	10.000%	130,219	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$140,372	10.674%	$132,543	10.178%
For Capital Adequacy Purposes	78,905	6.000%	78,135	6.000%
Minimum To Maintain Capital Conservation Buffer	111,782	8.500%	102,552	7.875%
To Be Well Capitalized	105,207	8.000%	104,180	8.000%
Tier I Capital (to Average Assets)
Actual	$140,372	8.514%	$132,543	8.176%
For Capital Adequacy Purposes	65,949	4.000%	64,845	4.000%
To Be Well Capitalized	82,436	5.000%	81,056	5.000%

Jersey Shore State Bank

	2019		2018
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$99,317	10.381%	$94,105	9.879%
For Capital Adequacy Purposes	43,052	4.500%	42,866	4.500%
Minimum To Maintain Capital Conservation Buffer	66,970	7.000%	60,727	6.375%
To Be Well Capitalized	62,187	6.500%	61,917	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$106,093	11.089%	$102,534	10.764%
For Capital Adequacy Purposes	76,539	8.000%	76,205	8.000%
Minimum To Maintain Capital Conservation Buffer	100,458	10.500%	94,066	9.875%
To Be Well Capitalized	95,674	10.000%	95,256	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$99,317	10.381%	$94,105	9.879%
For Capital Adequacy Purposes	57,403	6.000%	57,155	6.000%
Minimum To Maintain Capital Conservation Buffer	81,321	8.500%	75,015	7.875%
To Be Well Capitalized	76,538	8.000%	76,206	8.000%
Tier I Capital (to Average Assets)
Actual	$99,317	8.191%	$94,105	7.724%
For Capital Adequacy Purposes	48,501	4.000%	48,734	4.000%
To Be Well Capitalized	60,626	5.000%	60,917	5.000%

Luzerne Bank

	2019		2018
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$38,340	10.577%	$35,378	10.061%
For Capital Adequacy Purposes	16,312	4.500%	15,824	4.500%
Minimum To Maintain Capital Conservation Buffer	25,374	7.000%	22,417	6.375%
To Be Well Capitalized	23,562	6.500%	22,856	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$40,940	11.295%	$37,283	10.603%
For Capital Adequacy Purposes	28,997	8.000%	28,130	8.000%
Minimum To Maintain Capital Conservation Buffer	38,058	10.500%	34,723	9.875%
To Be Well Capitalized	36,246	10.000%	35,163	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$38,340	10.577%	$35,378	10.061%
For Capital Adequacy Purposes	21,749	6.000%	21,098	6.000%
Minimum To Maintain Capital Conservation Buffer	30,811	8.500%	27,691	7.875%
To Be Well Capitalized	28,999	8.000%	28,131	8.000%
Tier I Capital (to Average Assets)
Actual	$38,340	8.653%	$35,378	8.655%
For Capital Adequacy Purposes	17,723	4.000%	16,350	4.000%
To Be Well Capitalized	22,154	5.000%	20,438	5.000%

NOTE 19 - REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks. Accordingly, at December 31, 2019, the balance in the additional paid in capital account totaling $11,657,000 for JSSB and $42,214,000 for Luzerne is unavailable for dividends.

The Banks are subject to regulatory restrictions, which limit the ability to loan funds to Penns Woods Bancorp, Inc. At December 31, 2019, the regulatory lending limit amounted to approximately $20,267,000.

Cash and Due from Banks

JSSB and Luzerne had no reserve requirements by the district Federal Reserve Bank at December 31, 2019 or 2018; however, if they did they would be reported with cash and due from banks. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of December 31, 2019 and 2018, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2019
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$4,966	$—	$4,966
State and political securities	—	82,286	—	82,286
Other debt securities	—	61,367	—	61,367
Investment equity securities:
Financial institution equity securities	—	—	—	—
Other equity securities	1,261	—	—	1,261
Investment securities, trading:
Other equity securities	51	—	—	51

	2018
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$6,153	$—	$6,153
State and political securities	—	79,541	—	79,541
Other debt securities	—	48,591	—	48,591
Investment equity securities:
Financial institution equity securities	552	—	—	552
Other equity securities	1,224	—	—	1,224
Investment securities, trading:
Other equity securities	36	—	—	36

The following table presents the assets reported on the balance sheet at their fair value on a non-recurring basis as of December 31, 2019 and 2018, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2019
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$15,854	$15,854
Other real estate owned	—	—	413	413

	2018
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$18,704	$18,704
Other real estate owned	—	—	402	402

The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of December 31, 2019 and 2018:

	2019
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$6,950	Discounted cash flow	Temporary reduction in payment amount	17% to (59)%	(24)%
			Probability of default	—%
	8,904	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (30)%	(9)%
Other real estate owned	$413	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%

	2018
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$12,929	Discounted cash flow	Temporary reduction in payment amount	7% to (70)%	(6)%
			Probability of default	—%
	5,775	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (90)%	(20)%
Other real estate owned	$402	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Corporation’s financial instruments not required to be measured or reported at fair value are as follows at December 31, 2019 and 2018:

			Fair Value Measurements at December 31, 2019
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents (1)	$48,589	$48,589	$48,589	$—	$—
Restricted investment in bank stock (1)	13,528	13,528	13,528	—	—
Loans held for sale (1)	4,232	4,232	4,232	—	—
Loans, net	1,343,650	1,346,395	—	—	1,346,395
Bank-owned life insurance (1)	29,253	29,253	29,253	—	—
Accrued interest receivable (1)	5,246	5,246	5,246	—	—

Financial liabilities:
Interest-bearing deposits	$989,259	$990,747	$611,374	$—	$379,373
Noninterest-bearing deposits (1)	334,746	334,746	334,746	—	—
Short-term borrowings (1)	4,920	4,920	4,920	—	—
Long-term borrowings	161,920	163,931	—	—	163,931
Accrued interest payable (1)	1,671	1,671	1,671	—	—

			Fair Value Measurements at December 31, 2018
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents (1)	$66,742	$66,742	$66,742	$—	$—
Investment equity securities	190	190	190	—	—
Trading	1,196	1,196	1,196	—	—
Restricted investment in bank stock (1)	18,862	18,862	18,862	—	—
Loans held for sale (1)	2,929	2,929	2,929	—	—
Loans, net	1,370,920	1,381,581	—	—	1,381,581
Bank-owned life insurance (1)	28,627	28,627	28,627	—	—
Accrued interest receivable (1)	5,334	5,334	5,334	—	—

Financial liabilities:
Interest-bearing deposits	$899,089	$882,108	$612,478	$—	$269,630
Noninterest-bearing deposits (1)	320,814	320,814	320,814	—	—
Short-term borrowings (1)	167,865	167,865	167,865	—	—
Long-term borrowings	138,942	137,773	—	—	137,773
Accrued interest payable (1)	1,150	1,150	1,150	—	—

(1) The financial instrument is carried at cost at December 31, 2018, which approximate the fair value of the instruments

NOTE 22 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31,

(In Thousands)	2019	2018
ASSETS:
Cash	$287	$247
Investment in subsidiaries:
Bank	152,244	140,476
Non-bank	2,027	2,694
Other assets	574	295
Total Assets	$155,132	$143,712
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$172	$176
Shareholders’ equity	154,960	143,536
Total liability and shareholders’ equity	$155,132	$143,712

CONDENSED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2019	2018	2017
Operating income:
Dividends from subsidiaries	$10,326	$9,091	$11,352
Equity in undistributed earnings of subsidiaries	6,906	6,973	(908)
Operating expenses	(1,546)	(1,360)	(671)
Net income	$15,686	$14,704	$9,773
Comprehensive income	$19,531	$13,579	$10,545

CONDENSED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$15,686	$14,704	$9,773
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(6,906)	(6,973)	908
Other, net	(283)	619	(525)
Net cash provided by operating activities	8,497	8,350	10,156
INVESTING ACTIVITIES:
Investments in subsidiaries	(350)	—	—
FINANCING ACTIVITIES:
Dividends paid	(8,876)	(8,818)	(8,837)
Issuance of common stock	769	583	116
Purchase of treasury stock	—	—	(1,881)
Net cash used for financing activities	(8,107)	(8,235)	(10,602)
NET INCREASE (DECREASE) IN CASH	40	115	(446)
CASH, BEGINNING OF YEAR	247	132	578
CASH, END OF YEAR	$287	$247	$132

NOTE 23 - CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, Except Per Share Data)	For the Three Months Ended
2019	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$16,434	$16,841	$17,084	$16,415
Interest expense	3,756	3,928	4,181	4,094
Net interest income	12,678	12,913	12,903	12,321
Provision for loan losses	360	315	360	1,700
Non-interest income, excluding securities gains	2,188	2,492	2,652	2,418
Securities gains (losses), net	66	(23)	170	489
Non-interest expense	9,814	10,059	9,541	10,294
Income before income tax provision	4,758	5,008	5,824	3,234
Income tax provision	812	759	1,170	397
Consolidated net income	$3,946	$4,249	$4,654	$2,837
Earnings per share - basic	$0.56	$0.61	$0.66	$0.40
Earnings per share - diluted	$0.56	$0.61	$0.66	$0.39

(In Thousands, Except Per Share Data)	For the Three Months Ended
2018	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$13,201	$14,111	$15,198	$16,236
Interest expense	2,048	2,408	2,943	3,537
Net interest income	11,153	11,703	12,255	12,699
Provision for loan losses	160	335	480	760
Non-interest income, excluding securities gains	2,121	2,347	2,613	2,594
Securities gains, net	(40)	15	(24)	(165)
Non-interest expense	9,277	9,517	9,681	9,532
Income before income tax provision	3,797	4,213	4,683	4,836
Income tax provision	589	733	857	640
Consolidated net income	$3,208	$3,480	$3,826	$4,196
Earnings per share - basic	$0.45	$0.49	$0.55	$0.59
Earnings per share - diluted	$0.45	$0.49	$0.55	$0.59

NOTE 24 - REVENUE RECOGNITION

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

Debit Card Fees

Interchange fees are one source of debit and credit card income that is comprised of an amount merchants pay card-issuing banks for the processing of their electronic transactions as a form of payment. ATM service charges, check card usage, and POS debit card transactions generate interchange and debit card income. Per Topic 606 interchange and debit card transaction fees are reported net of related network costs. See Note 1 - Recent Accounting Pronouncements. Prior to the adoption of Topic 606, non-

interest expense included network costs. Interchange and debit card transaction fees at December 31, 2019 and 2018 are reported on a net basis of $1,378,000 and $1,534,000; for the corresponding periods of 2018 and 2017 such amount was $1,312,000, respectively. The below table compares gross interchange and debit card transaction fees net network costs for 2019, 2018 and 2017:

(In Thousands)	2019	2018	2017
Debit card transaction fees	$1,876	$2,117	$1,960
Other processing service fees	282	275	263
Gross interchange and card based transaction fees	2,158	2,392	2,223
Network costs	780	858	911
Net interchange and card based transaction fees	$1,378	$1,534	$1,312

NOTE 25 - LEASES

The following table shows finance lease right of use assets and finance lease liabilities as of December 31, 2019:

(In Thousands)	Statement of Financial Condition classification	December 31, 2019
Finance lease right of use assets	Premises and equipment, net	$5,456
Finance lease liabilities	Long-term borrowings	5,587

The following table shows the components of finance and operating lease expense for the year ended December 31, 2019.

(In Thousands)	2019

Finance Lease Cost:
Amortization of right-of-use asset	$254
Interest expense	224
Operating lease cost	393
Total Lease Cost	$871

Gross rental expense for the twelve months ended December 31, 2018 was $541,000.

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(In Thousands)	Operating	Finance
2020	$382	$281
2021	390	282
2022	397	283
2023	372	284
2024	362	290
2025 and thereafter	3,668	8,004
Total undiscounted cash flows	5,571	9,424
Discount on cash flows	(1,401)	(3,837)
Total lease liability	$4,170	$5,587

The following table shows the weighted average remaining lease term and weighted average discount rate for both operating and finance leases outstanding as of December 31, 2019.

	Operating	Finance
Weighted-average term (years)	16.7	28.0
Weighted-average discount rate	3.46%	3.76%

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer along with the Corporation’s President and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2019 of the design and operation of the Corporation’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, the Corporation’s President and Chief Executive Officer along with the Corporation’s Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2019.

There have been no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019. Management’s assessment did not identify any material weaknesses in the Corporation’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework" issued by COSO in May 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2019, the Corporation’s internal control over financial reporting was effective.

S.R. Snodgrass, P.C. an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K, and, as part of the audit, has issued  a report, which appears below, on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019.

Date:	March 10, 2020	/s/ Richard A. Grafmyre	/s/ Brian L. Knepp
		Chief Executive Officer	President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Penns Woods Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Penns Woods Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, of the Company; and our report dated March 10, 2020, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 10, 2020

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information appearing under the captions “The Board of Directors and its Committees,” “Election of Directors,” “Information as to Nominees and Directors,” “Delinquent Section 16(a) Reports,” “Principal Officers of the Corporation,” and “Certain Transactions” in the Corporation’s Proxy Statement for the Corporation’s 2020 annual meeting of shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

The information appearing under the caption “Beneficial Ownership and Other Information Regarding Directors, Executive Officers, and Certain Beneficial Owners” in the Proxy Statement is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following tables provide certain information regarding securities issued or issuable under the Corporation’s equity compensation plan as of December 31, 2019:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	625,800	$29.29	238,575
Equity compensation plan not approved by security holders	—	—	—
Total	625,800	$29.29	238,575

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(b) Exhibits:

(3)(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018).
(3)(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011).
(4)(i)	Description of Capital Securities
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
Amendment No. 1, dated May 31, 2019, to Amended and Restated Employment Agreement among Penns Woods Bancorp, Inc., Jersey Shore State Ban, and Richard A. Grafmyre (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 31, 2019).*

(10)(v)
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
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2019 and December 31, 2018; (ii) the Consolidated Statement of Income for the years ended December 31, 2019, 2018 and 2017; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018, and 2017; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2019, 2018, and 2017; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.  As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

* Denotes compensatory plan or arrangement.

EXHIBIT INDEX

(4) (i)	Description of Capital Securities
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31) (i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31) (ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32) (i)	Section 1350 Certification of Chief Executive Officer.
(32) (ii)	Section 1350 Certification of Principal Financial Officer.
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2019 and December 31, 2018; (ii) the Consolidated Statement of Income for the years ended December 31, 2019, 2018 and 2017; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018, and 2017; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2019, 2018, and 2017; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.  As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2020	PENNS WOODS BANCORP, INC.
/s/ Richard A. Grafmyre
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer and Director	March 10, 2020
(Principal Executive Officer)

/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 10, 2020

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Chairman of the Board	March 10, 2020

/s/ Daniel K. Brewer
Daniel K. Brewer, Director	March 10, 2020

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 10, 2020

/s/ William J. Edwards
William J. Edwards, Director	March 10, 2020

/s/ James M. Furey, II
James M. Furey, II, Director	March 10, 2020

/s/ D. Michael Hawbaker
D. Michael Hawbaker, Director	March 10, 2020

/s/ Cameron W. Kephart
Cameron W. Kephart, Director	March 10, 2020

/s/ Leroy H. Keiler, III
Leroy H. Keiler, III, Director	March 10, 2020

/s/ Joseph E. Kluger
Joseph E. Kluger, Director	March 10, 2020

/s/ Charles E. Kranich, III
Charles E. Kranich, III, Director	March 10, 2020

/s/ Robert Q, Miller
Robert Q, Miller, Director	March 10, 2020

/s/ John G. Nackley
John G. Nackley, Director	March 10, 2020

/s/ Jill F. Schwartz
Jill F. Schwartz, Director	March 10, 2020

/s/ William H. Rockey
William H. Rockey, Director	March 10, 2020

/s/ Ronald A. Walko
Ronald A. Walko, Director	March 10, 2020