Form 10-Q
period 2020-03-31
PENNS WOODS BANCORP INC
filed 2020-05-08
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2020.

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
On May 1, 2020 there were 7,041,580 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share Data)	2020	2019
ASSETS:
Noninterest-bearing balances	$29,572	$24,725
Interest-bearing balances in other financial institutions	48,189	23,864
Total cash and cash equivalents	77,761	48,589

Investment debt securities, available for sale, at fair value	155,522	148,619
Investment equity securities, at fair value	1,281	1,261
Investment securities, trading	37	51
Restricted investment in bank stock, at fair value	14,611	13,528
Loans held for sale	4,294	4,232
Loans	1,349,400	1,355,544
Allowance for loan losses	(12,500)	(11,894)
Loans, net	1,336,900	1,343,650
Premises and equipment, net	33,170	32,929
Accrued interest receivable	5,307	5,246
Bank-owned life insurance	29,228	29,253
Goodwill	17,104	17,104
Intangibles	836	898
Operating lease right-of-use asset	3,278	4,154
Deferred tax asset	3,281	3,338
Other assets	5,898	12,471
TOTAL ASSETS	$1,688,508	$1,665,323

LIABILITIES:
Interest-bearing deposits	$993,975	$989,259
Noninterest-bearing deposits	332,759	334,746
Total deposits	1,326,734	1,324,005

Short-term borrowings	17,741	4,920
Long-term borrowings	171,903	161,920
Accrued interest payable	1,635	1,671
Operating lease liability	3,299	4,170
Other liabilities	10,608	13,655
TOTAL LIABILITIES	1,531,920	1,510,341

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $5.55, 22,500,000 shares authorized; 7,521,491 and 7,520,740 shares issued; 7,041,266 and 7,040,515 outstanding	41,786	41,782
Additional paid-in capital	51,701	51,487
Retained earnings	77,403	76,583
Accumulated other comprehensive loss:
Net unrealized gain on available for sale securities	2,986	2,455
Defined benefit plan	(5,199)	(5,232)
Treasury stock at cost, 480,225	(12,115)	(12,115)
TOTAL PENNS WOODS BANCORP, INC. SHAREHOLDERS' EQUITY	156,562	154,960
Non-controlling interest	26	22
TOTAL SHAREHOLDERS' EQUITY	156,588	154,982
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,688,508	$1,665,323

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$14,657	$14,869
Investment securities:
Taxable	1,010	934
Tax-exempt	145	174
Dividend and other interest income	349	457
TOTAL INTEREST AND DIVIDEND INCOME	16,161	16,434
INTEREST EXPENSE:
Deposits	3,035	2,300
Short-term borrowings	22	605
Long-term borrowings	943	851
TOTAL INTEREST EXPENSE	4,000	3,756
NET INTEREST INCOME	12,161	12,678
PROVISION FOR LOAN LOSSES	750	360
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,411	12,318
NON-INTEREST INCOME:
Service charges	549	562
Net debt securities gains, available for sale	21	13
Net equity securities gains	20	43
Net securities (losses) gains, trading	(14)	10
Bank-owned life insurance	192	168
Gain on sale of loans	444	316
Insurance commissions	127	134
Brokerage commissions	369	323
Debit card fees	274	310
Other	455	375
TOTAL NON-INTEREST INCOME	2,437	2,254
NON-INTEREST EXPENSE:
Salaries and employee benefits	5,667	5,501
Occupancy	702	779
Furniture and equipment	860	752
Software amortization	250	207
Pennsylvania shares tax	285	293
Professional fees	622	522
Federal Deposit Insurance Corporation deposit insurance	194	268
Marketing	53	102
Intangible amortization	62	71
Other	1,415	1,319
TOTAL NON-INTEREST EXPENSE	10,110	9,814
INCOME BEFORE INCOME TAX PROVISION	3,738	4,758
INCOME TAX PROVISION	661	812
CONSOLIDATED NET INCOME	$3,077	$3,946
Less: Net income attributable to noncontrolling interest	4	2
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$3,073	$3,944
EARNINGS PER SHARE - BASIC	$0.44	$0.56
EARNINGS PER SHARE - DILUTED	$0.43	$0.56
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,040,740	7,037,628
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,102,990	7,037,628
DIVIDENDS DECLARED PER SHARE	$0.32	$0.31
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2020	2019
Net Income	$3,073	$3,944
Other comprehensive income:
Change in unrealized gain on available for sale securities	694	1,984
Tax effect	(146)	(417)
Net realized gain on available for sale securities included in net income	(21)	(13)
Tax effect	4	3
Amortization of unrecognized pension gain	41	47
Tax effect	(8)	(10)
Total other comprehensive gain income	564	1,594
Comprehensive income	$3,637	$5,538

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2019	7,520,740	$41,782	$51,487	$76,583	$(2,777)	$(12,115)	$22	$154,982
Net income				3,073			4	3,077
Other comprehensive income					564			564
Stock-based compensation			198					198
Dividends declared ($0.32 per share)				(2,253)				(2,253)
Common shares issued for employee stock purchase plan	751	4	16					20
Balance, March 31, 2020	7,521,491	$41,786	$51,701	$77,403	$(2,213)	$(12,115)	$26	$156,588

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2018	7,517,547	$41,763	$50,737	$69,787	$(6,636)	$(12,115)	$8	$143,544
Net income				3,944			2	3,946
Other comprehensive income					1,594			1,594
Stock-based compensation			136					136
Dividends declared ($0.31 per share)				(2,205)				(2,205)
Common shares issued for employee stock purchase plan	863	4	17					21
Balance, March 31, 2019	7,518,410	$41,767	$50,890	$71,526	$(5,042)	$(12,115)	$10	$147,036

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2020	2019
OPERATING ACTIVITIES:
Net Income	$3,077	$3,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	760	691
Gain on sale of premise and equipment	(14)	—
Amortization of intangible assets	62	71
Provision for loan losses	750	360
Stock based compensation	198	136
Accretion and amortization of investment security discounts and premiums	171	157
Net securities gains, available for sale	(21)	(13)
Originations of loans held for sale	(14,977)	(8,998)
Proceeds of loans held for sale	15,359	10,456
Gain on sale of loans	(444)	(316)
Net equity securities gains	(20)	(43)
Net securities (losses) gains, trading	14	(10)
Proceeds from the sale of trading securities	—	77
Purchases of trading securities	—	(73)
Earnings on bank-owned life insurance	(192)	(168)
(Increase) decrease in deferred tax asset	(84)	499
Proceeds on sales of investment securities receivable	6,627	—
Other, net	(2,658)	(474)
Net cash provided by operating activities	8,608	6,298
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	2,774	6,986
Proceeds from calls and maturities of available for sale securities	2,598	817
Purchases of available for sale securities	(11,753)	(12,962)
Net decrease (increase) in loans	5,861	(169)
Acquisition of premises and equipment	(1,547)	(615)
Proceeds from the sale of premises and equipment	336	—
Proceeds from the sale of foreclosed assets	226	117
Purchase of bank-owned life insurance	(26)	(26)
Proceeds from bank-owned life insurance death benefit	248	—
Investment in limited partnership	(370)	—
Proceeds from redemption of regulatory stock	1,139	6,898
Purchases of regulatory stock	(2,222)	(3,761)
Net cash used for investing activities	(2,736)	(2,715)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	4,716	88,315
Net (decrease) increase in noninterest-bearing deposits	(1,987)	843
Proceeds from long-term borrowings	35,000	15,000
Repayment of long-term borrowings	(25,000)	(15,317)
Net increase (decrease) in short-term borrowings	12,821	(83,366)
Finance lease principal payments	(17)	(20)
Dividends paid	(2,253)	(2,205)
Issuance of common stock	20	21
Net cash provided by financing activities	23,300	3,271
NET INCREASE IN CASH AND CASH EQUIVALENTS	29,172	6,854
CASH AND CASH EQUIVALENTS, BEGINNING	48,589	66,742
CASH AND CASH EQUIVALENTS, ENDING	$77,761	$73,596

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,036	$3,628
Income taxes paid	—	—
Non-cash investing and financing activities:
Right-of-use lease assets obtained in exchange for lessee finance lease liabilities	—	6,026
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	—	4,298
Transfer of loans to foreclosed real estate	139	51
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

The interim financial statements are unaudited, but in the opinion of management reflect all adjustments necessary for the fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Gain (loss)

The changes in accumulated other comprehensive gain (loss) by component shown net of tax and parenthesis indicating debits, as of March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$2,455	$(5,232)	$(2,777)	$(1,360)	$(5,276)	$(6,636)
Other comprehensive gain before reclassifications	548	—	548	1,567	—	1,567
Amounts reclassified from accumulated other comprehensive (loss) gain	(17)	33	16	(10)	37	27
Net current-period other comprehensive income	531	33	564	1,557	37	1,594
Ending balance	$2,986	$(5,199)	$(2,213)	$197	$(5,239)	$(5,042)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of March 31, 2020 and 2019 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three months ended March 31, 2020	Three months ended March 31, 2019
Net unrealized gain on available for sale securities	$21	$13	Net debt securities gains, available for sale
Income tax effect	(4)	(3)	Income tax provision
Total reclassifications for the period	$17	$10

Net unrecognized pension costs	$(41)	$(47)	Salaries and employee benefits
Income tax effect	8	10	Income tax provision
Total reclassifications for the period	$(33)	$(37)

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

In January 2020, the FASB issued ASU 2020-2, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), to add and amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. This did not have a significant impact on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-3, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13.

Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 864,300 stock options, with an average exercise price of $28.20, outstanding on March 31, 2020. A portion of these options were included, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $29.57 exceeding the exercise price of the options issued for all years except for 2017. There were a total of 635,550 stock options outstanding for the same period end in 2019 that had an average exercise price of $29.29 and were excluded, on a weighted average basis, in the computation of diluted earnings per share because the quarterly average closing market price of common shares was $26.91 for the period.

	Three Months Ended March 31,
	2020	2019
Weighted average common shares issued	7,520,965	7,517,853
Weighted average treasury stock shares	(480,225)	(480,225)
Weighted average common shares outstanding - basic	7,040,740	7,037,628
Dilutive effect of outstanding stock options	62,250	—
Weighted average common shares outstanding - basic and diluted	7,102,990	7,037,628

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$4,874	$125	$—	$4,999
State and political securities	87,545	4,574	(79)	92,040
Other debt securities	59,323	543	(1,383)	58,483
Total debt securities	$151,742	$5,242	$(1,462)	$155,522

Investment equity securities:
Other equity securities	$1,300	$7	$(26)	$1,281

Trading:
Other equity securities	$50	$—	$(13)	$37

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$4,956	$56	$(46)	$4,966
State and political securities	79,064	3,299	(77)	82,286
Other debt securities	61,492	401	(526)	61,367
Total debt securities	$145,512	$3,756	$(649)	$148,619

Investment equity securities:
Other equity securities	$1,300	$—	$(39)	$1,261

Trading:
Other equity securities	$50	$3	$(2)	$51

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019.

	March 31, 2020
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
State and political securities	5,887	(61)	242	(18)	6,129	(79)
Other debt securities	21,691	(1,068)	11,185	(315)	32,876	(1,383)
Total debt securities	$27,578	$(1,129)	$11,427	$(333)	$39,005	$(1,462)

	December 31, 2019
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$—	$—	$2,115	$(46)	$2,115	$(46)
State and political securities	7,958	(40)	224	(37)	8,182	(77)
Other debt securities	13,373	(216)	14,258	(310)	27,631	(526)
Total debt securities	$21,331	$(256)	$16,597	$(393)	$37,928	$(649)

At March 31, 2020, there were a total of 24 securities in a continuous unrealized loss position for less than twelve months and 9 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at March 31, 2020, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at March 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,642	$5,657
Due after one year to five years	55,063	55,073
Due after five years to ten years	67,078	70,403
Due after ten years	23,959	24,389
Total	$151,742	$155,522

Total gross proceeds from sales of debt securities available for sale for the three months ended March 31, 2020 was $2,774,000, a decrease from the 2019 total $6,986,000.

The following table represents gross realized gains and losses from the sales of debt securities available for sale:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Available for sale (AFS):
Gross realized gains:
State and political securities	$1	$15
Other debt securities	20	4
Total gross realized gains	$21	$19

Gross realized losses:
State and political securities	$—	$2
Other debt securities	—	4
Total gross realized losses	$—	$6

There were no impairment charges included in gross realized losses for the three months ended March 31, 2020 and 2019, respectively.

Investment securities with a carrying value of approximately $87,695,000 and $74,163,000 at March 31, 2020 and December 31, 2019, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At March 31, 2020 and December 31, 2019, we had $1,281,000 and $1,261,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Net (losses) gains recognized in equity securities during the period	$20	$43
Less: Net gains realized on the sale of equity securities during the period	—	—
Unrealized (losses) gains recognized in equity securities held at reporting date	$20	$43

Net gains and losses on trading account securities are as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Net gains on sale transactions	$—	$5
Net mark-to-market (losses) gains	(14)	5
Net (loss) gain on trading account securities	$(14)	$10

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

The following table presents the related aging categories of loans, by segment, as of March 31, 2020 and December 31, 2019:

	March 31, 2020
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$155,692	$489	$31	$1,938	$158,150
Real estate mortgage:
Residential	607,445	6,321	1,383	1,005	616,154
Commercial	351,202	2,795	—	6,740	360,737
Construction	39,003	230	—	64	39,297
Consumer automobile loans	150,891	700	74	50	151,715
Other consumer installment loans	21,451	522	15	—	21,988
	1,325,684	$11,057	$1,503	$9,797	1,348,041
Net deferred loan fees and discounts	1,359				1,359
Allowance for loan losses	(12,500)				(12,500)
Loans, net	$1,314,543				$1,336,900

	December 31, 2019
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$153,737	$249	$30	$2,197	$156,213
Real estate mortgage:
Residential	615,580	4,881	1,529	1,266	623,256
Commercial	355,597	775	164	6,725	363,261
Construction	37,871	131	—	65	38,067
Consumer automobile loans	149,703	709	—	105	150,517
Other consumer installment loans	22,124	579	324	16	23,043
	1,334,612	$7,324	$2,047	$10,374	1,354,357
Net deferred loan fees and discounts	1,187				1,187
Allowance for loan losses	(11,894)				(11,894)
Loans, net	$1,323,905				$1,343,650

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$9	$—	$24	$39
Real estate mortgage:
Residential	9	—	33	23
Commercial	42	—	89	40
Construction	—	—	1	1
Consumer automobile loans	2	—	2	1
Other consumer installment loans	—	—	1	—
	$62	$—	$150	$104

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,921	$4,708	$—
Real estate mortgage:
Residential	4,656	4,656	—
Commercial	5,089	5,089	—
Construction	65	65	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	11,731	14,518	—
With an allowance recorded:
Commercial, financial, and agricultural	104	104	—
Real estate mortgage:
Residential	1,074	1,074	177
Commercial	3,472	3,522	1,062
Construction	—	—	—
Consumer automobile loans	21	21	5
Installment loans to individuals	—	—	—
	4,671	4,721	1,244
Total:
Commercial, financial, and agricultural	2,025	4,812	—
Real estate mortgage:
Residential	5,730	5,730	177
Commercial	8,561	8,611	1,062
Construction	65	65	—
Consumer automobile loans	21	21	5
Installment loans to individuals	—	—	—
	$16,402	$19,239	$1,244

	December 31, 2019
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$2,285	$5,072	$—
Real estate mortgage:
Residential	5,008	5,008	—
Commercial	5,035	5,035	—
Construction	65	65	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	12,393	15,180	—
With an allowance recorded:
Commercial, financial, and agricultural	—	—	—
Real estate mortgage:
Residential	1,168	1,200	211
Commercial	3,540	3,590	1,104
Construction	—	—	—
Consumer automobile loans	130	130	62
Installment loans to individuals	16	16	16
	4,854	4,936	1,393
Total:
Commercial, financial, and agricultural	2,285	5,072	—
Real estate mortgage:
Residential	6,176	6,208	211
Commercial	8,575	8,625	1,104
Construction	65	65	—
Consumer automobile loans	130	130	62
Installment loans to individuals	16	16	16
	$17,247	$20,116	$1,393

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020			2019
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$2,155	$1	$—	$5,302	$1	$38
Real estate mortgage:
Residential	5,953	57	—	4,163	28	17
Commercial	8,568	26	—	11,069	31	36
Construction	65	—	—	73	—	1
Consumer automobile	76	—	—	52	—	1
Other consumer installment loans	8	—	—	18	—	—
	$16,825	$84	$—	$20,677	$60	$93

Currently, there is $4,000 committed to be advanced in connection with impaired loans.

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

There were no loan modifications considered to be TDRs completed during the three months ended March 31, 2020 and 2019.

There were three loan modifications considered to be TDRs made during the twelve months previous to March 31, 2020 that defaulted during the three months ended March 31, 2020. The defaulted loan types and recorded investments at March 31, 2020 are as follows: one commercial real estate loan with a recorded investment of $1,040,000, and two commercial and agricultural loans with a recorded investment of $1,112,000. There were no loan modifications considered to be TDR's made during the twelve months previous to March 31, 2019 that defaulted during the three months ended March 31, 2019.

Troubled debt restructurings amounted to $12,885,000 and $13,282,000 as of March 31, 2020 and December 31, 2019, respectively.

The amount of foreclosed residential real estate held at March 31, 2020 and December 31, 2019, totaled $393,000 and $493,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2020 and December 31, 2019, totaled $421,000 and $32,000, respectively.

The Company began offering short-term loan modifications to provide relief to borrowers during the COVID-19 national emergency. The CARES Act along with a joint agency statement issued by federal and state banking agencies, provides that short-term modifications made in a good faith basis in response to COVID-19 who were current at the time the modification program is implemented do not need to be accounted for as TDRs. Loan modifications and payment deferrals have been at historical high levels as the impact of the pandemic continues. As of March 31, 2020, rate modifications have been granted on 23 loans with an aggregate balance of $2,476,000. In addition, payment deferrals of up to 90 days have been granted on 36 loans with an aggregate balance of $4,044,000. These loan modifications met applicable requirements to not be considered troubled debt restructurings. The number of customers seeking loan modifications or payment deferrals may increase as the effects of the pandemic continue.

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Banks have a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external semi-annual loan review of large commercial relationships is performed, as well as a sample of smaller transactions. During 2019, the threshold for the annual loan review was commercial relationships of $1,750,000 or greater for JSSB and $1,500,000 or greater for Luzerne with the 2020 review beginning in the second quarter. Confirmation of the appropriate risk category is included in the review. Detailed reviews, including plans for resolution, are performed on loans classified as substandard, doubtful, or loss on a quarterly basis.

The following table presents the credit quality categories identified above as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$151,756	$611,584	$346,727	$39,163	$151,715	$21,985	$1,322,930
Special Mention	3,154	2,416	5,018	—	—	—	10,588
Substandard	3,240	2,154	8,992	134	—	3	14,523
	$158,150	$616,154	$360,737	$39,297	$151,715	$21,988	$1,348,041

	December 31, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$149,349	$618,350	$348,864	$37,931	$150,517	$23,039	$1,328,050
Special Mention	3,174	2,436	5,080	—	—	—	10,690
Substandard	3,690	2,470	9,317	136	—	4	15,617
	$156,213	$623,256	$363,261	$38,067	$150,517	$23,043	$1,354,357

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

Activity in the allowance is presented for the three months ended March 31, 2020 and 2019:

t	Three Months Ended March 31, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,779	$4,306	$3,210	$118	$1,780	$278	$423	$11,894
Charge-offs	(14)	(41)	—	—	(75)	(100)	—	(230)
Recoveries	21	21	—	2	1	41	—	86
Provision	111	251	204	40	149	48	(53)	750
Ending Balance	$1,897	$4,537	$3,414	$160	$1,855	$267	$370	$12,500

	Three Months Ended March 31, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,680	$5,616	$4,047	$143	$1,328	$259	$764	$13,837
Charge-offs	(50)	(73)	(139)	—	(100)	(96)	—	(458)
Recoveries	6	1	—	5	26	15	—	53
Provision	96	186	(106)	(18)	148	100	(46)	360
Ending Balance	$1,732	$5,730	$3,802	$130	$1,402	$278	$718	$13,792

The shift in allocation of the loan provision is primarily due to changes in the credit metrics within the loan portfolio and the economic uncertainty caused by the COVID-19 pandemic .

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at March 31, 2020 and 2019:

	March 31,
	2020	2019
Owners of residential rental properties	16.04%	14.82%
Owners of commercial rental properties	12.53%	12.07%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$177	$1,062	$—	$5	$—	$—	$1,244
Collectively evaluated for impairment	1,897	4,360	2,352	160	1,850	267	370	11,256
Total ending allowance balance	$1,897	$4,537	$3,414	$160	$1,855	$267	$370	$12,500

Loans:
Individually evaluated for impairment	$2,025	$5,730	$8,561	$65	$21	$—		$16,402
Collectively evaluated for impairment	156,125	610,424	352,176	39,232	151,694	21,988		1,331,639
Total ending loans balance	$158,150	$616,154	$360,737	$39,297	$151,715	$21,988		$1,348,041

	December 31, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$211	$1,104	$—	$62	$16	$—	$1,393
Collectively evaluated for impairment	1,779	4,095	2,106	118	1,718	262	423	10,501
Total ending allowance balance	$1,779	$4,306	$3,210	$118	$1,780	$278	$423	$11,894

Loans:
Individually evaluated for impairment	$2,285	$6,176	$8,575	$65	$130	$16		$17,247
Collectively evaluated for impairment	153,928	617,080	354,686	38,002	150,387	23,027		1,337,110
Total ending loans balance	$156,213	$623,256	$363,261	$38,067	$150,517	$23,043		$1,354,357

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.

The following sets forth the components of the net periodic benefit/cost of the domestic non-contributory defined benefit plan for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Interest cost	$160	$191
Expected return on plan assets	(318)	(249)
Amortization of net loss	41	47
Net periodic benefit	$(117)	$(11)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2019, that it expected to contribute a minimum of $500,000 to its defined benefit plan in 2020.  As of March 31, 2020, there were contributions of $1,000,000 made to the plan with additional contributions of at least $250,000 anticipated during the remainder of 2020.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the three months ended March 31, 2020 and 2019, there were 751 and 863 shares issued under the plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2020 and December 31, 2019:

(In Thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit	$191,676	$187,778
Standby letters of credit	9,976	9,638
Credit exposure from the sale of assets with recourse	7,091	6,826
	$208,743	$204,242

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2020 and December 31, 2019, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2020
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$4,999	$—	$4,999
State and political securities	—	92,040	—	92,040
Other debt securities	—	58,483	—	58,483
Investment equity securities:
Other equity securities	1,281	—	—	1,281
Investment securities, trading:
Other equity securities	37	—	—	37

	December 31, 2019
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$4,966	$—	$4,966
State and political securities	—	82,286	—	82,286
Other debt securities	—	61,367	—	61,367
Investment equity securities:
Other equity securities	1,261	—	—	1,261
Investment securities, trading:
Other equity securities	51	—	—	51

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2020
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$15,158	$15,158
Other real estate owned	—	—	308	308

	December 31, 2019
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$15,854	$15,854
Other real estate owned	—	—	413	413

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$6,891	Discounted cash flow	Temporary reduction in payment amount	17% to (59)%	(24)%
	8,267	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (80)%	(10)%
Other real estate owned	$308	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2019
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$6,950	Discounted cash flow	Temporary reduction in payment amount	17 to (59)%	(24)%
	8,904	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (30)%	(9)%
Other real estate owned	$413	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at March 31, 2020 and December 31, 2019:

	Carrying	Fair	Fair Value Measurements at March 31, 2020
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$77,761	$77,761	$77,761	$—	$—
Restricted investment in bank stock (1)	14,611	14,611	14,611	—	—
Loans held for sale (1)	4,294	4,294	4,294	—	—
Loans, net	1,336,900	1,325,148	—	—	1,325,148
Bank-owned life insurance (1)	29,228	29,228	29,228	—	—
Accrued interest receivable (1)	5,307	5,307	5,307	—	—

Financial liabilities:
Interest-bearing deposits	$993,975	$999,579	$618,680	$—	$380,899
Noninterest-bearing deposits (1)	332,759	332,759	332,759	—	—
Short-term borrowings (1)	17,741	17,741	17,741	—	—
Long-term borrowings	171,903	176,801	—	—	176,801
Accrued interest payable (1)	1,635	1,635	1,635	—	—
(1) The financial instrument is carried at cost at March 31, 2020, which approximate the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2019
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$48,589	$48,589	$48,589	$—	$—
Restricted investment in bank stock (1)	13,528	13,528	13,528	—	—
Loans held for sale (1)	4,232	4,232	4,232	—	—
Loans, net	1,343,650	1,346,395	—	—	1,346,395
Bank-owned life insurance (1)	29,253	29,253	29,253	—	—
Accrued interest receivable (1)	5,246	5,246	5,246	—	—

Financial liabilities:
Interest-bearing deposits	$989,259	$990,747	$611,374	$—	$379,373
Noninterest-bearing deposits (1)	334,746	334,746	334,746	—	—
Short-term borrowings (1)	4,920	4,920	4,920	—	—
Long-term borrowings	161,920	163,931	—	—	163,931
Accrued interest payable (1)	1,671	1,671	1,671	—	—

(1) The financial instrument is carried at cost at December 31, 2019, which approximate the fair value of the instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments at March 31, 2020 is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculation of the above tables.

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

As of January 1, 2020, the Company had a total of 625,800 stock options outstanding. During the period ended March 31, 2020, the Company issued 238,500 stock options with a strike price of $25.34 to a group of employees. The options granted in 2020 all expire ten years from the grant date. Of the 238,500 grants awarded in 2020, 119,300 of the options vest in 3 years while the 119,200 remaining options vest in five years.

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
March 11, 2020	119,300	—	119,300	$25.34	3 years	10 years
March 11, 2020	119,200	—	119,200	25.34	5 years	10 years
March 15, 2019	120,900	(1,950)	118,950	28.01	3 years	10 years
March 15, 2019	119,100	(1,800)	117,300	28.01	5 years	10 years
August 24, 2018	75,300	(1,950)	73,350	30.67	3 years	10 years
August 24, 2018	149,250	(4,050)	145,200	30.67	5 years	10 years
January 5, 2018	18,750	—	18,750	30.07	3 years	10 years
January 5, 2018	18,750	—	18,750	30.07	5 years	10 years
March 24, 2017	69,375	(6,750)	62,625	29.47	3 years	10 years
March 24, 2017	35,625	—	35,625	29.47	5 years	10 years
August 27, 2015	58,125	(22,875)	35,250	28.02	5 years	10 years

A summary of stock option activity is presented below:

	March 31, 2020		March 31, 2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	625,800	$29.29	395,550	$30.08
Granted	238,500	25.34	240,000	28.01
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	864,300	$28.20	635,550	$29.29

Exercisable, end of period	62,625	$29.47	—	$—

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

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense related to stock options was $198,000 for the three months ended March 31, 2020 compared to $136,000 for the same period of 2019. As of March 31, 2020, a total of 62,625 stock options were exercisable and the weighted average years to expiration was 8.67 years. The fair value of options granted during the three months ended March 31, 2020 was $1,343,000 or $5.63 per award. Total unrecognized compensation cost for non-vested options was $2,642,000 and will be recognized over their weighted average remaining vesting period of 1.66 years.

Note 13.  Leases

The following table shows finance lease right of use assets and finance lease liabilities as of March 31, 2020:

(In Thousands)	Statement of Financial Condition classification	March 31, 2020	December 31, 2019
Finance lease right of use assets	Premises and equipment, net	$5,406	$5,456
Finance lease liabilities	Long-term borrowings	5,570	5,587

The following table shows the components of finance and operating lease expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In Thousands)	2020	2019

Finance Lease Cost:
Amortization of right-of-use asset	$50	$65
Interest expense	53	56
Operating lease cost	91	88
Variable lease cost	—	1
Total Lease Cost	$194	$210

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(In Thousands)	Operating	Finance
2020	$215	$211
2021	291	282
2022	298	283
2023	273	284
2024	263	290
2025 and thereafter	3,176	8,004
Total undiscounted cash flows	4,516	9,354
Discount on cash flows	(1,217)	(3,784)
Total lease liability	$3,299	$5,570

The following table shows the weighted average remaining lease term and weighted average discount rate for both operating and finance leases outstanding as of March 31, 2020.

	Operating	Finance
Weighted-average term (years)	18.8	27.9
Weighted-average discount rate	3.51%	3.77%

Note 14.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

NOTE 15.  Subsequent Events

All events subsequent to the date of the consolidated financial statements through May 8, 2020, and for which U.S. GAAP requires adjustment or disclosure, have been adjusted or disclosed, including that the 2019 novel coronavirus (or COVID-19) has adversely affected, and may continue to adversely affect, economic activity globally, nationally, and locally.  In response to COVID-19, among other things, the Company has incurred loan rate modifications and payment deferrals of up to 90 days.  For further discussion, see COVID-19 Impact section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company cautions readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the  increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effects of health emergencies, including the spread of infectious diseases, or (vi) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (vi) the Risk Factors identified in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and in other filings made by the Company under the Securities Exchange Act of 1934.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2020 and 2019

Summary Results

Net income for the three months ended March 31, 2020 was $3,073,000 compared to $3,944,000 for the same period of 2019, including the effects of an decrease in after-tax securities gains of $30,000 (from a gain of $52,000 to a gain of $22,000) for the three month periods. Basic earnings per share for the three months ended March 31, 2020 was $0.44 while diluted earnings per share was $0.43, the corresponding period of 2019 basic and diluted earnings per share was $0.56. Return on average assets and return on average equity were 0.74% and 7.83% for the three months ended March 31, 2020 compared to 0.95% and 10.93% for the corresponding period of 2019. Net income from core operations (“core earnings”) was $3,051,000 for the three months ended March 31, 2020 compared to $3,892,000 for the corresponding period of 2019. Core basic earnings per share for the three months ended March 31, 2020 was $0.44 and diluted earnings per share was $0.43 compared to $0.55 basic and diluted for the corresponding periods of 2019.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended March 31,
	2020	2019
GAAP net income	$3,073	$3,944
Less: net securities gains, net of tax	22	52
Non-GAAP core earnings	$3,051	$3,892

	Three Months Ended March 31,
	2020	2019
Return on average assets (ROA)	0.74%	0.95%
Less: net securities gains, net of tax	0.01%	0.01%
Non-GAAP core ROA	0.73%	0.94%

	Three Months Ended March 31,
	2020	2019
Return on average equity (ROE)	7.83%	10.93%
Less: net securities gains, net of tax	0.06%	0.14%
Non-GAAP core ROE	7.77%	10.79%

	Three Months Ended March 31,
	2020	2019
Basic earnings per share (EPS)	$0.44	$0.56
Less: net securities gains, net of tax	—	0.01
Non-GAAP core operating EPS	$0.44	$0.55

	Three Months Ended March 31,
	2020	2019
Diluted EPS	$0.43	$0.56
Less: net securities gains, net of tax	—	0.01
Non-GAAP diluted core EPS	$0.43	$0.55

Interest and Dividend Income

Interest and dividend income for the three months ended March 31, 2020 decreased to $16,161,000 compared to $16,434,000 for the same period of 2019. Loan portfolio income decreased due to a slight decrease in average rate paid on loans and a decrease in the average loan portfolio balance. Investment securities and dividend income decreased by $61,000 for the three month period ended March 31, 2020 as the increase in the average balance of the investment portfolio was more than offset by a decrease in the average rate earned on the portfolio.

Interest and dividend income composition for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31, 2020		March 31, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$14,657	90.69%	$14,869	90.48%	$(212)	(1.43)%
Investment securities:
Taxable	1,010	6.25	934	5.68	76	8.14
Tax-exempt	145	0.90	174	1.06	(29)	(16.67)
Dividend and other interest income	349	2.16	457	2.78	(108)	(23.63)
Total interest and dividend income	$16,161	100.00%	$16,434	100.00%	$(273)	(1.66)%

Interest Expense

Interest expense for the three months ended March 31, 2020 increased $244,000 to $4,000,000 compared to $3,756,000 for the same period of 2019. The increase in interest expense is the result of growth within the average interest-bearing deposit portfolio led by the use of the time deposit portfolio as part of a deposit acquisition strategy in select markets during the early part of the first quarter of 2020. Long-term borrowings have been utilized to lock in funding and historically low interest rates and to assist with the funding of the loan and investment portfolios. The deposit portfolio growth coupled with increased utilization of long-term borrowings has resulted in a significant reduction in the use of short-term borrowings.

Interest expense composition for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31, 2020		March 31, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$3,035	75.88%	$2,300	61.24%	$735	31.96%
Short-term borrowings	22	0.55	605	16.11	(583)	(96.36)
Long-term borrowings	943	23.57	851	22.65	92	10.81
Total interest expense	$4,000	100.00%	$3,756	100.00%	$244	6.50%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended March 31, 2020 was 3.19% compared to 3.37% for the corresponding period of 2019. The decrease in the net interest margin was driven by a decrease in the yield on earning assets of 12 basis points ("bps") for the three month period coupled with an increase in the cost of interest-bearing liabilities of 12 bps. The decrease in yield on earning assets was driven by a decline in the investment portfolio yield as cashflow from the portfolio is reinvested at lower rates and the duration of the portfolio is shortened. The rate paid on interest-bearing liabilities increased primarily form an increase in the rate paid on time deposits. The rate on time deposits increased due to the utilization of the product to attract customers during the first two months of 2020. During March 2020 the rates paid on interest-bearing deposits were reduced significantly due to the low rate environment.

The following is a schedule of average balances and associated yields for the three months ended March 31, 2020 and 2019:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$52,979	$404	3.07%	$72,714	$539	3.01%
All other loans	1,303,838	14,338	4.42%	1,311,315	14,443	4.47%
Total loans (2)	1,356,817	14,742	4.37%	1,384,029	14,982	4.39%

Taxable securities	142,788	1,273	3.63%	126,033	1,350	4.28%
Tax-exempt securities	23,773	184	3.15%	26,711	220	3.29%
Total securities	166,561	1,457	3.56%	152,744	1,570	4.11%

Interest-bearing deposits	26,716	86	1.29%	6,534	41	2.54%

Total interest-earning assets	1,550,094	16,285	4.23%	1,543,307	16,593	4.35%

Other assets	112,219			111,600

Total assets	$1,662,313			$1,654,907

Liabilities and shareholders’ equity:
Savings	$177,840	91	0.21%	$166,927	30	0.07%
Super Now deposits	219,826	424	0.78%	231,508	379	0.66%
Money market deposits	210,708	477	0.91%	241,402	472	0.79%
Time deposits	379,259	2,043	2.17%	299,644	1,419	1.92%
Total interest-bearing deposits	987,633	3,035	1.24%	939,481	2,300	0.99%

Short-term borrowings	10,847	22	0.85%	96,029	605	2.56%
Long-term borrowings	159,920	943	2.37%	144,191	851	2.23%
Total borrowings	170,767	965	2.28%	240,220	1,456	2.36%

Total interest-bearing liabilities	1,158,400	4,000	1.39%	1,179,701	3,756	1.27%

Demand deposits	326,817			313,112
Other liabilities	19,991			17,776
Shareholders’ equity	157,105			144,318

Total liabilities and shareholders’ equity	$1,662,313			$1,654,907
Interest rate spread			2.84%			3.08%
Net interest income/margin		$12,285	3.19%		$12,837	3.37%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Total interest income	$16,161	$16,434
Total interest expense	4,000	3,756
Net interest income	12,161	12,678
Tax equivalent adjustment	124	159
Net interest income (fully taxable equivalent)	$12,285	$12,837

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020 vs. 2019
	Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Tax-exempt loans	$(146)	$11	$(135)
All other loans	(36)	(69)	(105)
Taxable investment securities	155	(232)	(77)
Tax-exempt investment securities	(26)	(10)	(36)
Interest bearing deposits	74	(29)	45
Total interest-earning assets	21	(329)	(308)

Interest expense:
Savings deposits	2	59	61
Super Now deposits	(20)	65	45
Money market deposits	(64)	69	5
Time deposits	419	205	624
Short-term borrowings	(332)	(251)	(583)
Long-term borrowings	59	33	92
Total interest-bearing liabilities	64	180	244
Change in net interest income	$(43)	$(509)	$(552)

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2020, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased slightly from $11,894,000 at December 31, 2019 to $12,500,000 at March 31, 2020. The slight increase in the allowance for loan losses was allocated primarily to the residential and commercial real estate mortgage segments. The majority of the loans charged-off during the three month period had a specific allowance within the allowance for losses. At March 31, 2020 and December 31, 2019, the allowance for loan losses to total loans was 0.93% and 0.88%, respectively.

The provision for loan losses totaled $750,000 for the three months ended March 31, 2020 and the respective amount for the corresponding 2019 period was $360,000. The increase in the provision for loan losses for the three months ended March 31, 2020 compared to the corresponding 2019 period is the result of the economic uncertainty caused by the COVID-19 pandemic.

Nonperforming loans decreased to $11,300,000 at March 31, 2020 from $15,794,000 at March 31, 2019. The majority of nonperforming loans are centered on loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses. The ratio of nonperforming loans to total loans was 0.84% and 1.14% at March 31, 2020 and 2019, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 110.62% and 87.32% at March 31, 2020 and 2019, respectively. Internal loan review and analysis coupled with changes in the loan portfolio composition and the impact of the COVID-19 pandemic dictated a provision for loan losses of $750,000 for the three months ended March 31, 2020.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
March 31, 2020	$1,503	$9,797	$11,300
December 31, 2019	2,047	10,374	12,421
September 30, 2019	1,304	15,904	17,208
June 30, 2019	1,245	14,138	15,383
March 31, 2019	1,268	14,526	15,794

Non-interest Income

Total non-interest income for the three months ended March 31, 2020 compared to the same period in 2019 increased $183,000 to $2,437,000. Excluding net securities gains, non-interest income for the three months ended March 31, 2020 increased $222,000 compared to the same period in 2019. Gain on sale of loans increased as the low rate environment has led to an increase in refinancing activity. The increase in brokerage commissions is due to a change in the product mix of consumer purchases. The fluctuation in other income results primarily from other fees associated with loans sold on the secondary market.

Non-interest income composition for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31, 2020		March 31, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$549	22.53%	$562	24.94%	$(13)	(2.31)%
Net debt securities gains, available for sale	21	0.86	13	0.58	8	(61.54)
Net equity securities gains	20	0.82	43	1.91	(23)	53.49
Net securities (losses) gains, trading	(14)	(0.57)	10	0.44	(24)	(240.00)
Bank-owned life insurance	192	7.88	168	7.45	24	14.29
Gain on sale of loans	444	18.22	316	14.02	128	40.51
Insurance commissions	127	5.21	134	5.94	(7)	(5.22)
Brokerage commissions	369	15.14	323	14.33	46	14.24
Debit card fees	274	11.24	310	13.75	(36)	(11.61)
Other	455	18.67	375	16.64	80	21.33
Total non-interest income	$2,437	100.00%	$2,254	100.00%	$183	8.12%

Non-interest Expense

Total non-interest expense increased $296,000 for the three months ended March 31, 2020 compared to the same period of 2019. The increase in salaries and employee benefits is primarily attributable to routine wage increases coupled with an increase in the number of employees. Furniture and equipment expenses have increased as maintenance costs have increased and older equipment has been replaced. Software amortization increased due to updating software programs that require new licensing fee structures. Marketing expenses decreased as targeted direct mail marketing has replaced mass marketing. The fluctuation in professional fees consists primarily of an increase in legal fees. The decrease in deposit insurance reflects the assessment credits issued by the FDIC .

Non-interest expense composition for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31, 2020		March 31, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$5,667	56.05%	$5,501	56.05%	$166	3.02%
Occupancy	702	6.94	779	7.94	(77)	(9.88)
Furniture and equipment	860	8.51	752	7.66	108	14.36
Software amortization	250	2.47	207	2.11	43	20.77
Pennsylvania shares tax	285	2.82	293	2.99	(8)	(2.73)
Professional fees	622	6.15	522	5.32	100	19.16
Federal Deposit Insurance Corporation deposit insurance	194	1.92	268	2.73	(74)	(27.61)
Marketing	53	0.52	102	1.04	(49)	(48.04)
Intangible amortization	62	0.61	71	0.72	(9)	(12.68)
Other	1,415	14.01	1,319	13.44	96	7.28
Total non-interest expense	$10,110	100.00%	$9,814	100.00%	$296	3.02%

Provision for Income Taxes

Income taxes decreased $151,000 for the three months ended March 31, 2020 compared to the same period of 2019. The effective tax rate for the three months ended March 31, 2020 was 17.68% compared to 17.07% for the same period of 2019. The Company currently is in a deferred tax asset position. Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $29,172,000 from $48,589,000 at December 31, 2019 to $77,761,000 at March 31, 2020, primarily as a result of the following activities during the three months ended March 31, 2020.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds trailing loan originations, less $444,000 in realized gains, by $62,000 for the three months ended March 31, 2020.

Loans

Gross loans decreased $6,144,000 since December 31, 2019 due primarily to a decrease in both residential and commercial real estate mortgage categories. The decrease in the real estate mortgage portfolio was partially offset by the growth in commercial, financial and agricultural loans along with construction real estate mortgages and the consumer automobile loan segments.

The allocation of the loan portfolio, by category, as of March 31, 2020 and December 31, 2019 is presented below:

	March 31, 2020		December 31, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$158,150	11.72%	$156,213	11.52%	$1,937	1.24%
Real estate mortgage:
Residential	616,154	45.66	623,256	45.98	(7,102)	(1.14)%
Commercial	360,737	26.73	363,261	26.80	(2,524)	(0.69)%
Construction	39,297	2.91	38,067	2.81	1,230	3.23%
Consumer automobile loans	151,715	11.24	150,517	11.10	1,198	0.80%
Other consumer installment loans	21,988	1.63	23,043	1.70	(1,055)	(4.58)%
Net deferred loan fees and discounts	1,359	0.11	1,187	0.09	172	14.49%
Gross loans	$1,349,400	100.00%	$1,355,544	100.00%	$(6,144)	(0.45)%

The following table shows the amount of accrual and non-accrual TDRs at March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$—	$1,935	$1,935	$—	$2,190	$2,190
Real estate mortgage:
Residential	4,056	142	4,198	4,089	144	4,233
Commercial	2,095	4,657	6,752	2,127	4,732	6,859
	$6,151	$6,734	$12,885	$6,216	$7,066	$13,282

Investments

The fair value of the investment debt securities portfolio at March 31, 2020 increased $6,903,000 since December 31, 2019 while the amortized cost of the portfolio increased $6,230,000.  The growth in the investment portfolio occurred within the municipal segment as bonds with a final maturity of approximately ten years have been purchased. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 83.66% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has remained flat at $1,300,000 for March 31, 2020 and December 31, 2019 while the fair value increased $20,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at March 31, 2020 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$4,874	$4,999	$—	$—	$—	$—	$4,874	$4,999
State and political securities	85,827	90,344	1,388	1,384	330	312	87,545	92,040
Other debt securities	36,252	35,536	16,696	16,486	6,375	6,461	59,323	58,483
Total debt securities AFS	$126,953	$130,879	$18,084	$17,870	$6,705	$6,773	$151,742	$155,522

Financing Activities

Deposits

Total deposits increased $2,729,000 from December 31, 2019 to March 31, 2020. The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios. While deposit gathering efforts have centered on core deposits, the growth of the time deposit portfolio is the result of targeted marketing efforts in select markets during the two months of 2020. The increase in deposits is the result of our focus on building relationships, not by offering market leading rates.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2020		December 31, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$332,759	25.08%	$334,746	25.28%	$(1,987)	(0.59)%
NOW accounts	229,919	17.33	218,605	16.51	11,314	5.18
Money market deposits	204,832	15.44	216,038	16.32	(11,206)	(5.19)
Savings deposits	183,929	13.86	176,732	13.35	7,197	4.07
Time deposits	375,295	28.29	377,884	28.54	(2,589)	(0.69)
Total deposits	$1,326,734	100.00%	$1,324,005	100.00%	$2,729	0.21%

Borrowed Funds

Total borrowed funds increased 13.67%, or $22,804,000, to $189,644,000 at March 31, 2020 compared to $166,840,000 at December 31, 2019. The increase in long term borrowings occurred as fixed rate funding was obtained during this time of low interest rates. Short term borrowings have been added to supplement the total cash on hand as management carefully monitors the needs and expectations of our customer during the COVID-19 pandemic. The long-term borrowings originating during the three months ended March 31, 2020 have a blended interest rate of 1.60% and mature by 2025.

	March 31, 2020		December 31, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$13,021	6.87%	$—	—%	$13,021	n/a
Securities sold under agreement to repurchase	4,720	2.49	4,920	2.95	(200)	(4.07)
Total short-term borrowings	17,741	9.36	4,920	2.95	12,821	260.59
Long-term borrowings:
Long-term FHLB borrowings	166,333	87.70	156,333	93.70	10,000	6.40
Long-term finance lease	5,570	2.94	5,587	3.35	(17)	(0.30)
Total long-term borrowings	171,903	90.64	161,920	97.05	9,983	6.17
Total borrowed funds	$189,644	100.00%	$166,840	100.00%	$22,804	13.67%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	March 31, 2020	December 31, 2019
Investment debt securities pledged, fair value	$7,227	$6,752
Repurchase agreements	4,720	4,920

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

The Company's capital ratios as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$141,472	10.820%	$140,372	10.674%
For Capital Adequacy Purposes	58,838	4.500	59,179	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	91,525	7.000	92,056	7.000
To Be Well Capitalized	84,988	6.500	85,480	6.500
Total Capital (to Risk-weighted Assets)
Actual	$151,612	11.595%	$149,748	11.387%
For Capital Adequacy Purposes	104,605	8.000	105,206	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	137,294	10.500	138,083	10.500
To Be Well Capitalized	130,756	10.000	131,508	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$141,472	10.820%	$140,372	10.674%
For Capital Adequacy Purposes	78,450	6.000	78,905	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	111,138	8.500	111,782	8.500
To Be Well Capitalized	104,600	8.000	105,207	8.000
Tier I Capital (to Average Assets)
Actual	$141,472	8.653%	$140,372	8.514%
For Capital Adequacy Purposes	65,398	4.000	65,949	4.000
To Be Well Capitalized	81,747	5.000	82,436	5.000

Jersey Shore State Bank's capital ratios as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$100,133	10.632%	$99,317	10.381%
For Capital Adequacy Purposes	42,381	4.500	43,052	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	65,927	7.000	66,970	7.000
To Be Well Capitalized	61,218	6.500	62,187	6.500
Total Capital (to Risk-weighted Assets)
Actual	$107,430	11.407%	$106,093	11.089%
For Capital Adequacy Purposes	75,343	8.000	76,539	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	98,888	10.500	100,458	10.500
To Be Well Capitalized	94,179	10.000	95,674	10.000
Tier I Capital (to Risk-weighted Assets)	-		-
Actual	$100,133	10.632%	$99,317	10.381%
For Capital Adequacy Purposes	56,508	6.000	57,403	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	80,054	8.500	81,321	8.500
To Be Well Capitalized	75,345	8.000	76,538	8.000
Tier I Capital (to Average Assets)
Actual	$100,133	8.300%	$99,317	8.191%
For Capital Adequacy Purposes	48,257	4.000	48,501	4.000
To Be Well Capitalized	60,321	5.000	60,626	5.000

Luzerne Bank's capital ratios as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$38,747	10.595%	$38,340	10.577%
For Capital Adequacy Purposes	16,457	4.500	16,312	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	25,600	7.000	25,374	7.000
To Be Well Capitalized	23,771	6.500	23,562	6.500
Total Capital (to Risk-weighted Assets)
Actual	$41,590	11.372%	$40,940	11.295%
For Capital Adequacy Purposes	29,258	8.000	28,997	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	38,401	10.500	38,058	10.500
To Be Well Capitalized	36,572	10.000	36,246	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$38,747	10.595%	$38,340	10.577%
For Capital Adequacy Purposes	21,943	6.000	21,749	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	31,085	8.500	30,811	8.500
To Be Well Capitalized	29,257	8.000	28,999	8.000
Tier I Capital (to Average Assets)
Actual	$38,747	8.892%	$38,340	8.653%
For Capital Adequacy Purposes	17,430	4.000	17,723	4.000
To Be Well Capitalized	21,788	5.000	22,154	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited, except for net loans to total deposits, at March 31, 2020:

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $597,309,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $57,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $179,354,000 as of March 31, 2020.

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

The following is a rate shock forecast for the twelve month period ending March 31, 2021 assuming a static balance sheet as of March 31, 2020.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$42,733	$45,376	$47,207	$49,200	$51,005	$52,614	$54,209
Change from static	(4,474)	(1,831)	—	1,993	3,798	5,407	7,002
Percent change from static	-9.48%	-3.88%	—	4.22%	8.05%	11.45%	14.83%

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

COVID-19 Impact
Employees
The Company has undertaken various actions to maintain a safe work environment for employees during the pandemic, including supplying employees with hand sanitizer, face masks, disinfecting supplies, and gloves. The Company has also allowed approximately one-third of the workforce to work remotely in accordance with the Company’s pre-existing business continuity plans, while also maintaining data security and internal controls. Permitting employees to work remotely has allowed for increased social distancing capabilities within the Company’s buildings. To protect employees and customers and promote social distancing, branch lobbies were closed, other than by appointment, while drive-thru, mobile banking, and internet banking became more popular channels for customers to complete transactions. The Company intends to exercise caution in reopening branch lobbies. In preparation for reopening branch lobbies, the Company has installed sneeze guards and will be directing foot traffic in a manner that encourages proper social distancing.
The change to a “drive-thru” only strategy coupled with the mandated closure of nonessential businesses in Pennsylvania has led to a reduced workload in certain areas of the Company. As a result, approximately 80 employees have been furloughed and other employees have had their normal work week hours reduced. Because the Company views its employees as a critical resource, it has taken certain steps to mitigate the negative impact on them of workforce disruption: for employees who are furloughed, the Company is paying 100% of their health insurance premiums; employees who have had hours reduced are being paid based on their pre-reduction average normal working hours; and a bonus of $50 per week is being paid to employees working in customer servicing areas.
Liquidity
The Company has focused on increasing balance sheet liquidity by means of increased levels of cash within the branches and ATM’s, and within correspondent bank accounts. With the buildup in cash reserves, the Company has remaining borrowing capacity of approximately $650 million with the FHLB and other correspondent banks. The Company anticipates slowly reducing the amount of cash reserves as the economy is reopened and the rate of infections declines. The Company believes that it currently has sufficient liquidity to meet customer needs and the Company’s financial obligations based on present circumstances.
Loans
The mandated closure of nonessential businesses and the closure or limited access to many government offices, including court houses, has limited the addition of new loans to the portfolio. Indirect auto lending was completely closed for several weeks beginning in late March 2020, and has only recently reopened on a limited scale. Secondary mortgage market activity continues to flourish as individuals seek to refinance at historically low interest rates. As businesses begin to reopen, the Company anticipates utilizing its strong liquidity position to offer favorable lending terms to its customers to assist them in returning to normal operations and to grow their businesses.
The yield on the loan portfolio has declined, as the low rate environment has resulted in any new loans generated and any loans repricing to be at yields less than the historical average yield of the portfolio. The Company expects the loan portfolio yield to continue to decline due to the projected low rate environment caused by the COVID-19 pandemic. Looking forward, as in the past, the Company’s focus for building the loan portfolio will be on quality of the credit, not necessarily yield.
The Company participated in the Paycheck Protection Program (“PPP”). The Company booked 26 loans directly into the PPP during the first round of funding for an aggregate of $2.7 million in loans, and also utilized a third party to match customer needs with a lending outlet. This method did not result in the Company earning any processing fees under the PPP for loans extended by others, but was the quickest manner to service the greatest number of customers resulting in 434 customers obtaining $32.6 million in funding. The goal was to have as many customers as possible receive requested funding before PPP funding expired, even if the Company did not recognize fee income from making the loans. In total, the Company’s customers completed 707 PPP applications with 460 being approved for $35.3 million. The funding ratio of 65.1% of completed applications for loans made by the Company and other lenders was significantly ahead of the national average and brought much needed funding to the Company’s customers.

Loan modifications and payment deferrals have been at historical high levels as the impact of the pandemic continues. To date, rate modifications have been granted on 300 loans with an aggregate balance of $49.8 million. In addition, payment deferrals of up to 90 days have been granted on 1,075 loans with an aggregate balance of $201.6 million. These loan modifications met applicable requirements to not be considered troubled debt restructurings. The number of customers seeking loan modifications or payment deferrals may increase as the effects of the pandemic continue.
The Company has not to date experienced significant credit quality deterioration. However, the provision for loan losses for the three months ended March 31, 2020 was increased to $750,000 and is expected to remain at levels above those historically reported. The increase in the provision for the three months ended March 31, 2020 is the result of the uncertainty surrounding the strength of the economy as businesses reopen and communities in general attempt to return to pre-pandemic life. From an industry concentration perspective, the Company has minimal exposure to the hospitality and travel industries, which have been greatly affected by the pandemic. The Company does, however, have some potential exposure to student housing in markets such as State College and Williamsport, Pennsylvania; this potential exposure continues to be monitored and to date has not resulted in any credit quality concerns.
Investments
The Company’s investment portfolio is weighted toward municipal bonds and, to a lesser extent, corporate bonds. The credit quality of the investment portfolio continues to be monitored for impairment. The reinvestment of cash flows from the investment portfolio is being focused primarily on bonds with solid credit quality and a final maturity before 2027. The Company continues to limit investments in equity securities due to the significant fluctuations in pricing, uncertain economic future, and the belief that the adverse impact of the COVID-19 pandemic will continue for some time.
Deposits
The impact of the COVID-19 pandemic on the deposit portfolio has been lower rates with an increase in balances. Rates were significantly reduced toward the end of March and beginning April as the Federal Reserve took steps to mitigate the negative economic impact of the pandemic. Although rates have been reduced, in many cases the amount of the rate reduction on the deposit side has not coincided with the amount of rate reduction occurring within the loan portfolio because of the already historically low levels of deposit rates. In many cases, rates on non-maturity deposit products have reduced to levels below 10bps. Time deposits have experienced a significant reduction in rate, with rates for terms less than twelve months being below the current cost of overnight funding from the FHLB or other correspondent banks.
The deposit portfolio has experienced limited growth with a correlation drawn to the stimulus checks sent to certain taxpayers by the federal government under the CARES Act. Although the stimulus checks provided funding, lower debit and credit card usage has resulted in fewer withdrawals from deposit accounts. The company does not expect the growth in deposits to continue as the COVID-19 pandemic continues and cash reserves are utilized by individuals and businesses.
Net Interest Margin
For the reasons noted in the loan, investment, and deposit sections above, the Company anticipates that the net interest margin will compress as the COVID-19 pandemic continues. Although the Company has taken actions to lower the cost of funding, the yield on earning assets continues to decrease due to the volume of loan modifications and the historically low interest rate environment. As the impact of the COVID-19 pandemic lessens, the Company does not anticipate significant increases in the net interest margin quickly. The Company anticipates granting favorable lending terms to assist the economic recovery of the communities in which the Company operates, while anticipated competition for deposits is expected to increase in funding costs.
Non-Interest Income
Two areas of non-interest income have experienced a significant reduction during the first part of the second quarter of 2020 due to the COVID-19 pandemic. Overdraft fees and debit card income have been reduced by approximately one-third. The mandated closure of nonessential businesses coupled with shelter in place orders have resulted in a reduction in the overall number and the amount of purchases by individuals. The Company anticipates that a return to historical levels for these two non-interest income items could be months after the COVID-19 pandemic wanes and consumer behavior may take significant time to return to normal. Buoying non-interest income during April 2020 was the gain on sale of loans as the volume of mortgage refinancing has increased due to the historically low rates. The Company has focused on its mortgage servicing business line and anticipates a strong second quarter in this business line due to the number of individuals expected to refinance existing mortgages.
Non-Interest Expense
The level of non-interest expense is not expected to change significantly due to the COVID-19 pandemic. Although the Company has had to furlough certain employees, any compensation expense savings will be significantly offset by the Company’s paying 100% of the health insurance for furloughed employees and the weekly bonus being paid to customer service employees who remain working. Other expenses may remain above historical levels as items such as sanitizer, disinfectant, gloves, masks, sneeze guards, directional/social distancing signage, and other safety items continue to be purchased.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at both the level of the Company and the Banks.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analysis or simulation analysis compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2019.  Additional information and details are provided in the “Liquidity, Interest Rate Sensitivity, and Market Risk” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

Certain risk factors are set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  Please refer to that section for disclosures regarding the risks and uncertainties related to the Company’s business. The risk factor set forth below supplements the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The continuing COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has materially and negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels, and decreased consumer confidence. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including in our primary market areas of Pennsylvania, New Jersey, and New York. As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may be further disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.

 Moreover, the pandemic has created additional operational and compliance risks, including the need to quickly implement and execute new programs and procedures for the products and services we offer our customers, provide enhanced safety measures for our employees and customers, comply with rapidly changing regulatory requirements, address any increased risk of fraudulent activity, and protect the integrity and functionality of our systems and networks as a larger number of our employees work remotely. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios and our cost of capital, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended March 31, 2020.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1 - January 31, 2020)	—	—	—	513,669
Month #2 (February 1 - February 29, 2020)	—	—	—	513,669
Month #3 (March 1 - March 31, 2020)	—	—	—	513,669

On April 30, 2020, the Board of Directors extended the previously approved authorization to repurchase up to 723,000 shares, or approximately 10%, of the outstanding shares of the Company for an additional year to April 30, 2021.  As of March 31, 2020 there have been 209,331 shares repurchased under this plan.

Item 3.                           Defaults Upon Senior Securities

None.

Item 4.                           Mine Safety Disclosures

Not applicable.

Item 5.                           Other Information

None.

Item 6.                           Exhibits

3(i)
Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2019).

3(ii)	Bylaws of the Registrant.
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2020 and December 31, 2019; (ii) the Consolidated Statement of Income for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2020 and 2019; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2020 and 2019 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	May 8, 2020	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2020	/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit 3(i)
Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2019).

Exhibit 3(ii)	Bylaws of the Registrant.
Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2020 and December 31, 2019; (ii) the Consolidated Statement of Income for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2020 and 2019; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2020 and 2019 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.