Form 10-Q
period 2020-06-30
PENNS WOODS BANCORP INC
filed 2020-08-10
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2020.

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
On August 1, 2020 there were 7,046,676 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share Data)	2020	2019
ASSETS:
Noninterest-bearing balances	$26,932	$24,725
Interest-bearing balances in other financial institutions	188,242	23,864
Total cash and cash equivalents	215,174	48,589

Investment debt securities, available for sale, at fair value	164,369	148,619
Investment equity securities, at fair value	1,291	1,261
Investment securities, trading	37	51
Restricted investment in bank stock, at fair value	14,849	13,528
Loans held for sale	5,146	4,232
Loans	1,349,347	1,355,544
Allowance for loan losses	(12,977)	(11,894)
Loans, net	1,336,370	1,343,650
Premises and equipment, net	32,873	32,929
Accrued interest receivable	8,068	5,246
Bank-owned life insurance	29,368	29,253
Goodwill	17,104	17,104
Intangibles	777	898
Operating lease right-of-use asset	3,231	4,154
Deferred tax asset	3,284	3,338
Other assets	6,423	12,471
TOTAL ASSETS	$1,838,364	$1,665,323

LIABILITIES:
Interest-bearing deposits	$1,055,981	$989,259
Noninterest-bearing deposits	418,324	334,746
Total deposits	1,474,305	1,324,005

Short-term borrowings	15,133	4,920
Long-term borrowings	171,885	161,920
Accrued interest payable	1,530	1,671
Operating lease liability	3,263	4,170
Other liabilities	12,640	13,655
TOTAL LIABILITIES	1,678,756	1,510,341

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $5.55, 22,500,000 shares authorized; 7,522,573 and 7,520,740 shares issued; 7,042,348 and 7,040,515 outstanding	41,792	41,782
Additional paid-in capital	51,956	51,487
Retained earnings	78,910	76,583
Accumulated other comprehensive loss:
Net unrealized gain on available for sale securities	4,194	2,455
Defined benefit plan	(5,159)	(5,232)
Treasury stock at cost, 480,225	(12,115)	(12,115)
TOTAL PENNS WOODS BANCORP, INC. SHAREHOLDERS' EQUITY	159,578	154,960
Non-controlling interest	30	22
TOTAL SHAREHOLDERS' EQUITY	159,608	154,982
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,838,364	$1,665,323

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$14,666	$15,300	$29,323	$30,169
Investment securities:
Taxable	1,023	967	2,033	1,901
Tax-exempt	169	179	314	353
Dividend and other interest income	186	395	535	852
TOTAL INTEREST AND DIVIDEND INCOME	16,044	16,841	32,205	33,275
INTEREST EXPENSE:
Deposits	2,802	2,871	5,837	5,171
Short-term borrowings	7	178	29	783
Long-term borrowings	985	879	1,928	1,730
TOTAL INTEREST EXPENSE	3,794	3,928	7,794	7,684
NET INTEREST INCOME	12,250	12,913	24,411	25,591
PROVISION FOR LOAN LOSSES	645	315	1,395	675
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,605	12,598	23,016	24,916
NON-INTEREST INCOME:
Service charges	312	592	861	1,154
Net debt securities gains (losses), available for sale	186	(2)	207	11
Net equity securities gains	10	22	30	65
Net securities gains (losses), trading	—	3	(14)	13
Bank-owned life insurance	144	123	336	291
Gain on sale of loans	1,028	347	1,472	663
Insurance commissions	92	119	219	253
Brokerage commissions	186	356	555	679
Debit card fees	310	389	584	699
Other	353	520	808	895
TOTAL NON-INTEREST INCOME	2,621	2,469	5,058	4,723
NON-INTEREST EXPENSE:
Salaries and employee benefits	5,230	5,523	10,897	11,024
Occupancy	626	668	1,328	1,447
Furniture and equipment	828	784	1,688	1,536
Software amortization	236	188	486	395
Pennsylvania shares tax	323	285	608	578
Professional fees	658	727	1,280	1,249
Federal Deposit Insurance Corporation deposit insurance	185	236	379	504
Marketing	56	33	109	135
Intangible amortization	59	69	121	140
Other	1,410	1,546	2,825	2,865
TOTAL NON-INTEREST EXPENSE	9,611	10,059	19,721	19,873
INCOME BEFORE INCOME TAX PROVISION	4,615	5,008	8,353	9,766
INCOME TAX PROVISION	851	759	1,512	1,571
CONSOLIDATED NET INCOME	$3,764	$4,249	$6,841	$8,195
Less: Net income attributable to noncontrolling interest	4	4	8	6
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$3,760	$4,245	$6,833	$8,189
EARNINGS PER SHARE - BASIC	$0.53	$0.60	$0.97	$1.16
EARNINGS PER SHARE - DILUTED	$0.53	$0.60	$0.97	$1.16
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,041,629	7,038,503	7,041,185	7,038,068
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,041,629	7,038,503	7,041,185	7,038,068
DIVIDENDS DECLARED PER SHARE	$0.32	$0.31	$0.64	$0.63
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Net Income	$3,760	$4,245	$6,833	$8,189
Other comprehensive income:
Change in unrealized gain on available for sale securities	1,715	2,811	2,409	4,795
Tax effect	(360)	(590)	(506)	(1,007)
Net realized (gain) loss on available for sale securities included in net income	(186)	2	(207)	(11)
Tax effect	39	(1)	43	2
Amortization of unrecognized pension gain	51	47	92	94
Tax effect	(11)	(10)	(19)	(20)
Total other comprehensive income	1,248	2,259	1,812	3,853
Comprehensive income	$5,008	$6,504	$8,645	$12,042

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, March 31, 2020	7,521,491	$41,786	$51,701	$77,403	$(2,213)	$(12,115)	$26	$156,588
Net income				3,760			4	3,764
Other comprehensive income					1,248			1,248
Stock-based compensation			238					238
Dividends declared ($0.32 per share)				(2,253)				(2,253)
Common shares issued for employee stock purchase plan	1,082	6	17					23
Balance, June 30, 2020	7,522,573	$41,792	$51,956	$78,910	$(965)	$(12,115)	$30	$159,608

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, March 31, 2019	7,518,410	$41,767	$50,890	$71,526	$(5,042)	$(12,115)	$10	$147,036
Net income				4,245			4	4,249
Other comprehensive income					2,259			2,259
Stock-based compensation			177					177
Dividends declared ($0.31 per share)				(2,206)				(2,206)
Common shares issued for employee stock purchase plan	937	6	20					26
Balance, June 30, 2019	7,519,347	$41,773	$51,087	$73,565	$(2,783)	$(12,115)	$14	$151,541

Six months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2019	7,520,740	$41,782	$51,487	$76,583	$(2,777)	$(12,115)	$22	$154,982
Net income				6,833			8	6,841
Other comprehensive income					1,812			1,812
Stock-based compensation			436					436
Dividends declared ($0.64 per share)				(4,506)				(4,506)
Common shares issued for employee stock purchase plan	1,833	10	33					43
Balance, June 30, 2020	7,522,573	$41,792	$51,956	$78,910	$(965)	$(12,115)	$30	$159,608

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2018	7,517,547	$41,763	$50,737	$69,787	$(6,636)	$(12,115)	$8	$143,544
Net income				8,189			6	8,195
Other comprehensive income					3,853			3,853
Stock-based compensation			313					313
Dividends declared ($0.63 per share)				(4,411)				(4,411)
Common shares issued for employee stock purchase plan	1,800	10	37					47
Balance, June 30, 2019	7,519,347	$41,773	$51,087	$73,565	$(2,783)	$(12,115)	$14	$151,541

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2020	2019
OPERATING ACTIVITIES:
Net Income	$6,841	$8,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,286	1,376
Gain on sale of premise and equipment	(14)	—
Amortization of intangible assets	121	140
Provision for loan losses	1,395	675
Stock based compensation	436	313
Accretion and amortization of investment security discounts and premiums	371	326
Net securities gains, available for sale	(207)	(11)
Originations of loans held for sale	(49,660)	(21,400)
Proceeds of loans held for sale	50,218	22,112
Gain on sale of loans	(1,472)	(663)
Net equity securities gains	(30)	(65)
Net securities losses (gains), trading	14	(13)
Proceeds from the sale of trading securities	—	78
Purchases of trading securities	—	(73)
Earnings on bank-owned life insurance	(336)	(291)
(Increase) decrease in deferred tax asset	(408)	437
Other, net	3,434	(2,754)
Net cash provided by operating activities	11,989	8,382
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	5,163	8,132
Proceeds from calls and maturities of available for sale securities	6,691	1,951
Purchases of available for sale securities	(25,567)	(17,018)
Net decrease in loans	5,746	4,680
Acquisition of premises and equipment	(2,286)	(1,324)
Proceeds from the sale of premises and equipment	336	—
Proceeds from the sale of foreclosed assets	226	195
Purchase of bank-owned life insurance	(27)	(26)
Proceeds from bank-owned life insurance death benefit	248	—
Investment in limited partnership	(628)	—
Proceeds from redemption of regulatory stock	1,795	10,515
Purchases of regulatory stock	(3,116)	(6,740)
Net cash (used for) provided by investing activities	(11,419)	365
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	66,722	105,242
Net increase in noninterest-bearing deposits	83,578	1,941
Proceeds from long-term borrowings	35,000	25,000
Repayment of long-term borrowings	(25,000)	(15,317)
Net increase (decrease) in short-term borrowings	10,213	(108,412)
Finance lease principal payments	(35)	(54)
Dividends paid	(4,506)	(4,411)
Issuance of common stock	43	47
Net cash provided by financing activities	166,015	4,036
NET INCREASE IN CASH AND CASH EQUIVALENTS	166,585	12,783
CASH AND CASH EQUIVALENTS, BEGINNING	48,589	66,742
CASH AND CASH EQUIVALENTS, ENDING	$215,174	$79,525

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$7,935	$7,352
Income taxes paid	—	—
Non-cash investing and financing activities:
Right-of-use lease assets obtained in exchange for lessee finance lease liabilities	—	6,026
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	—	4,298
Transfer of loans to foreclosed real estate	139	281
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

Note 2.  Accumulated Other Comprehensive Gain (loss)

The changes in accumulated other comprehensive gain (loss) by component shown net of tax and parenthesis indicating debits, as of June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$2,986	$(5,199)	$(2,213)	$197	$(5,239)	$(5,042)
Other comprehensive gain before reclassifications	1,355	—	1,355	2,221	—	2,221
Amounts reclassified from accumulated other comprehensive (loss) gain	(147)	40	(107)	1	37	38
Net current-period other comprehensive income	1,208	40	1,248	2,222	37	2,259
Ending balance	$4,194	$(5,159)	$(965)	$2,419	$(5,202)	$(2,783)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized (Loss) Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$2,455	$(5,232)	$(2,777)	$(1,360)	$(5,276)	$(6,636)
Other comprehensive gain before reclassifications	1,903	—	1,903	3,788	—	3,788
Amounts reclassified from accumulated other comprehensive (loss) gain	(164)	73	(91)	(9)	74	65
Net current-period other comprehensive income	1,739	73	1,812	3,779	74	3,853
Ending balance	$4,194	$(5,159)	$(965)	$2,419	$(5,202)	$(2,783)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of June 30, 2020 and 2019 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Net unrealized gain (loss) on available for sale securities	$186	$(2)	Net debt securities gains (losses), available for sale
Income tax effect	(39)	1	Income tax provision
Total reclassifications for the period	$147	$(1)

Net unrecognized pension costs	$(51)	$(47)	Salaries and employee benefits
Income tax effect	11	10	Income tax provision
Total reclassifications for the period	$(40)	$(37)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Six months ended June 30, 2020	Six months ended June 30, 2019
Net unrealized gain on available for sale securities	$207	$11	Net debt securities gains, available for sale
Income tax effect	(43)	(2)	Income tax provision
Total reclassifications for the period	$164	$9

Net unrecognized pension costs	$(92)	$(94)	Salaries and employee benefits
Income tax effect	19	20	Income tax provision
Total reclassifications for the period	$(73)	$(74)

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after

December 15, 2021. On October 16, 2019, the FASB voted to defer the effective date for ASC 350, Intangibles - Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  This Update did not to have a significant impact on the Company’s financial statements.

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

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 864,300 stock options, with an average exercise price of $28.20, outstanding on June 30, 2020. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $22.32 exceeding the exercise price of the options issued. There were a total of 635,550 stock options outstanding for the same period end in 2019 that had an average exercise price of $29.30 and were excluded, on a weighted average basis, in the computation of diluted earnings per share because the quarterly average closing market price of common shares was $27.89 for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average common shares issued	7,521,854	7,518,728	7,521,410	7,518,293
Weighted average treasury stock shares	(480,225)	(480,225)	(480,225)	(480,225)
Weighted average common shares outstanding - basic	7,041,629	7,038,503	7,041,185	7,038,068
Dilutive effect of outstanding stock options	—	—	—	—
Weighted average common shares outstanding - basic and diluted	7,041,629	7,038,503	7,041,185	7,038,068

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$2,316	$51	$—	$2,367
State and political securities	92,209	5,104	(49)	97,264
Other debt securities	64,535	951	(748)	64,738
Total debt securities	$159,060	$6,106	$(797)	$164,369

Investment equity securities:
Other equity securities	$1,300	$11	$(20)	$1,291

Trading:
Other equity securities	$50	$—	$(13)	$37

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$4,956	$56	$(46)	$4,966
State and political securities	79,064	3,299	(77)	82,286
Other debt securities	61,492	401	(526)	61,367
Total debt securities	$145,512	$3,756	$(649)	$148,619

Investment equity securities:
Other equity securities	$1,300	$—	$(39)	$1,261

Trading:
Other equity securities	$50	$3	$(2)	$51

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019.

	June 30, 2020
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
State and political securities	4,190	(30)	240	(19)	4,430	(49)
Other debt securities	12,809	(287)	7,049	(461)	19,858	(748)
Total debt securities	$16,999	$(317)	$7,289	$(480)	$24,288	$(797)

	December 31, 2019
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$—	$—	$2,115	$(46)	$2,115	$(46)
State and political securities	7,958	(40)	224	(37)	8,182	(77)
Other debt securities	13,373	(216)	14,258	(310)	27,631	(526)
Total debt securities	$21,331	$(256)	$16,597	$(393)	$37,928	$(649)

At June 30, 2020, there were a total of 15 securities in a continuous unrealized loss position for less than twelve months and 7 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at June 30, 2020, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at June 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$6,714	$6,769
Due after one year to five years	65,192	65,796
Due after five years to ten years	67,627	72,018
Due after ten years	19,527	19,786
Total	$159,060	$164,369

Total gross proceeds from sales of debt securities available for sale for the three and six months ended June 30, 2020 were $2,389,000 and $5,163,000 respectively, compared to 2019 totals of $1,146,000 and 8,132,000.

The following table represents gross realized gains and losses from the sales of debt securities available for sale:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Available for sale (AFS):
Gross realized gains:
Mortgage-backed securities	$83	$—	$83	$—
State and political securities	103	—	104	15
Other debt securities	—	—	20	4
Total gross realized gains	$186	$—	$207	$19

Gross realized losses:
State and political securities	$—	$1	$—	$3
Other debt securities	—	1	—	5
Total gross realized losses	$—	$2	$—	$8

There were no impairment charges included in gross realized losses for the three and six months ended June 30, 2020 and 2019, respectively.

Investment securities with a carrying value of approximately $111,168,381 and $74,163,000 at June 30, 2020 and December 31, 2019, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At June 30, 2020 and December 31, 2019, we had $1,291,000 and $1,261,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Net gains recognized in equity securities during the period	$10	$22	$30	$65
Less: Net gains realized on the sale of equity securities during the period	—	—	—	—
Unrealized gains recognized in equity securities held at reporting date	$10	$22	$30	$65

Net gains and losses on trading account securities are as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Net gains on sale transactions	$—	$3	$—	$8
Net mark-to-market (losses) gains	—	—	(14)	5
Net (loss) gain on trading account securities	$—	$3	$(14)	$13

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

The following table presents the related aging categories of loans, by segment, as of June 30, 2020 and December 31, 2019:

	June 30, 2020
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$167,025	$41	$2	$1,836	$168,904
Real estate mortgage:
Residential	602,480	1,709	933	1,092	606,214
Commercial	345,638	25	331	6,536	352,530
Construction	43,960	—	—	60	44,020
Consumer automobile loans	155,219	199	9	294	155,721
Other consumer installment loans	20,583	431	4	—	21,018
	1,334,905	$2,405	$1,279	$9,818	1,348,407
Net deferred loan fees and discounts	940				940
Allowance for loan losses	(12,977)				(12,977)
Loans, net	$1,322,868				$1,336,370

	December 31, 2019
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$153,737	$249	$30	$2,197	$156,213
Real estate mortgage:
Residential	615,580	4,881	1,529	1,266	623,256
Commercial	355,597	775	164	6,725	363,261
Construction	37,871	131	—	65	38,067
Consumer automobile loans	149,703	709	—	105	150,517
Other consumer installment loans	22,124	579	324	16	23,043
	1,334,612	$7,324	$2,047	$10,374	1,354,357
Net deferred loan fees and discounts	1,187				1,187
Allowance for loan losses	(11,894)				(11,894)
Loans, net	$1,323,905				$1,343,650

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$26	$—	$33	$44
Real estate mortgage:
Residential	4	—	33	19
Commercial	22	—	76	34
Construction	1	—	1	1
Consumer automobile loans	—	3	1	1
Other consumer installment loans	3	—	—	—
	$56	$3	$144	$99

	Six Months Ended June 30,
	2020		2019
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$35	$—	$57	$83
Real estate mortgage:
Residential	13	—	66	42
Commercial	64	—	165	74
Construction	1	—	2	2
Consumer automobile loans	2	3	3	2
Other consumer installment loans	3	—	1	—
	$118	$3	$294	$203

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,820	$4,607	$—
Real estate mortgage:
Residential	4,305	4,305	—
Commercial	4,113	4,113	—
Construction	60	60	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	10,298	13,085	—
With an allowance recorded:
Commercial, financial, and agricultural	16	16	—
Real estate mortgage:
Residential	1,168	1,168	180
Commercial	3,311	3,361	959
Construction	—	—	—
Consumer automobile loans	111	293	151
Installment loans to individuals	—	—	—
	4,606	4,838	1,290
Total:
Commercial, financial, and agricultural	1,836	4,623	—
Real estate mortgage:
Residential	5,473	5,473	180
Commercial	7,424	7,474	959
Construction	60	60	—
Consumer automobile loans	111	293	151
Installment loans to individuals	—	—	—
	$14,904	$17,923	$1,290

	December 31, 2019
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$2,285	$5,072	$—
Real estate mortgage:
Residential	5,008	5,008	—
Commercial	5,035	5,035	—
Construction	65	65	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	12,393	15,180	—
With an allowance recorded:
Commercial, financial, and agricultural	—	—	—
Real estate mortgage:
Residential	1,168	1,200	211
Commercial	3,540	3,590	1,104
Construction	—	—	—
Consumer automobile loans	130	130	62
Installment loans to individuals	16	16	16
	4,854	4,936	1,393
Total:
Commercial, financial, and agricultural	2,285	5,072	—
Real estate mortgage:
Residential	6,176	6,208	211
Commercial	8,575	8,625	1,104
Construction	65	65	—
Consumer automobile loans	130	130	62
Installment loans to individuals	16	16	16
	$17,247	$20,116	$1,393

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020				2019
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans		Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,931	$—	$—		$5,298	$2	$44
Real estate mortgage:
Residential	5,602	57	—		4,078	27	22
Commercial	7,992	20	—		9,894	30	33
Construction	62	—	—	—	72	—	1
Consumer automobile	157	1	2	—	55	—	—
Other consumer installment loans	—	—	—	—	18	—	—
	$15,744	$78	$2	$—	$19,415	$59	$100

	Six Months Ended June 30,
	2020			2019
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$2,049	$1	$—	$5,286	$2	$82
Real estate mortgage:
Residential	5,793	114	—	4,122	55	39
Commercial	8,186	46	—	10,484	61	69
Construction	63	—	—	73	—	2
Consumer automobile	148	1	2	47	—	1
Other consumer installment loans	5	—	—	13	—	—
	$16,244	$162	$2	$20,025	$118	$193

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

There were no loan modifications considered to be TDRs completed during the three and six months ended June 30, 2020. There were four loan modifications considered TDRs completed during the six months ended June 30, 2019. Loan modifications that are considered TDRs completed during the three and six months ended June 30, 2019 were as follows:

	Three Months Ended June 30,
	2019
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	2	$4,014	$4,014
Real estate mortgage:
Residential	—	—	—
Commercial	—	—	—
Construction	2	2,862	2,862
	4	$6,876	$6,876

	Six Months Ended June 30,
	2019
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	2	$4,014	$4,014
Real estate mortgage:
Residential	—	—	—
Commercial	—	—	—
Construction	2	2,862	2,860
	4	$6,876	$6,874

There were two loan modifications considered to be TDRs made during the twelve months previous to June 30, 2020 that defaulted during the six months ended June 30, 2020. The defaulted loan types and recorded investments at June 30, 2020 are as follows: one commercial real estate loan with a recorded investment of $1,040,000, and one commercial and agricultural loans with a recorded investment of $640,000. There were no loan modifications considered to be TDRs made during the twelve months previous to June 30, 2019 that defaulted during the six months ended June 30, 2019.

Troubled debt restructurings amounted to $11,546,000 and $13,282,000 as of June 30, 2020 and December 31, 2019, respectively.

The amount of foreclosed residential real estate held at June 30, 2020 and December 31, 2019, totaled $1,132,000 and $493,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2020 and December 31, 2019, totaled $44,000 and $32,000, respectively.

The Company began offering short-term loan modifications to provide relief to borrowers during the COVID-19 national emergency. The CARES Act along with a joint agency statement issued by federal and state banking agencies, provides that short-term modifications made in a good faith basis in response to COVID-19 who were current at the time the modification program is implemented do not need to be accounted for as TDRs. Loan modifications and payment deferrals have been at historical high levels as the impact of the pandemic continues. As of June 30, 2020, the loan modification/deferral program in place has generated deferrals of up to 90 days that have been granted on 1,490 loans with an aggregate balance of $241,608,000. These loan modifications met applicable requirements to not be considered troubled debt restructurings. The number of customers seeking loan modifications or payment deferrals may increase as the effects of the pandemic continue.

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Banks have a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external semi-annual loan review of large commercial relationships is performed, as well as a sample of smaller transactions. The 2020 loan review has an aggregate commercial relationship threshold of $1,750,000 which can consist of outstanding loans, commercial real estate mortgages and outstanding commitments. Detailed reviews, including plans for resolution, are performed on loans classified as substandard, doubtful, or loss on a quarterly basis.

The following table presents the credit quality categories identified above as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$162,604	$603,806	$339,507	$44,010	$155,694	$21,018	$1,326,639
Special Mention	5,043	1,444	10,368	10	—	—	16,865
Substandard	1,257	964	2,655	—	27	—	4,903
	$168,904	$606,214	$352,530	$44,020	$155,721	$21,018	$1,348,407

	December 31, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$149,349	$618,350	$348,864	$37,931	$150,517	$23,039	$1,328,050
Special Mention	3,174	2,436	5,080	—	—	—	10,690
Substandard	3,690	2,470	9,317	136	—	4	15,617
	$156,213	$623,256	$363,261	$38,067	$150,517	$23,043	$1,354,357

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

Activity in the allowance is presented for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,897	$4,537	$3,414	$160	$1,855	$267	$370	$12,500
Charge-offs	(8)	(127)	—	—	(14)	(82)	—	(231)
Recoveries	2	26	—	3	6	26	—	63
Provision	62	42	(79)	(13)	367	(84)	350	645
Ending Balance	$1,953	$4,478	$3,335	$150	$2,214	$127	$720	$12,977

	Three Months Ended June 30, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,732	$5,730	$3,802	$130	$1,402	$278	$718	$13,792
Charge-offs	(30)	(64)	(11)	—	(38)	(66)	—	(209)
Recoveries	36	—	1	2	34	30	—	103
Provision	(154)	83	(269)	—	37	(2)	620	315
Ending Balance	$1,584	$5,749	$3,523	$132	$1,435	$240	$1,338	$14,001

t	Six Months Ended June 30, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,779	$4,306	$3,210	$118	$1,780	$278	$423	$11,894
Charge-offs	(22)	(168)	—	—	(89)	(182)	—	(461)
Recoveries	23	47	—	5	7	67	—	149
Provision	173	293	125	27	516	(36)	297	1,395
Ending Balance	$1,953	$4,478	$3,335	$150	$2,214	$127	$720	$12,977

	Six Months Ended June 30, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,680	$5,616	$4,047	$143	$1,328	$259	$764	$13,837
Charge-offs	(80)	(137)	(150)	—	(138)	(162)	—	(667)
Recoveries	42	1	1	7	60	45	—	156
Provision	(58)	269	(375)	(18)	185	98	574	675
Ending Balance	$1,584	$5,749	$3,523	$132	$1,435	$240	$1,338	$14,001

The shift in allocation of the loan provision is primarily due to changes in the credit metrics within the loan portfolio and the economic uncertainty caused by the COVID-19 pandemic. The decrease in consumer installment loans is related to the decrease in outstanding loan balances.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at June 30, 2020 and 2019:

	June 30,
	2020	2019
Owners of residential rental properties	15.98%	15.07%
Owners of commercial rental properties	13.00%	12.09%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$180	$959	$—	$151	$—	$—	$1,290
Collectively evaluated for impairment	1,953	4,298	2,376	150	2,063	127	720	11,687
Total ending allowance balance	$1,953	$4,478	$3,335	$150	$2,214	$127	$720	$12,977

Loans:
Individually evaluated for impairment	$1,836	$5,473	$7,424	$60	$111	$—		$14,904
Collectively evaluated for impairment	167,068	600,741	345,106	43,960	155,610	21,018		1,333,503
Total ending loans balance	$168,904	$606,214	$352,530	$44,020	$155,721	$21,018		$1,348,407

	December 31, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$211	$1,104	$—	$62	$16	$—	$1,393
Collectively evaluated for impairment	1,779	4,095	2,106	118	1,718	262	423	10,501
Total ending allowance balance	$1,779	$4,306	$3,210	$118	$1,780	$278	$423	$11,894

Loans:
Individually evaluated for impairment	$2,285	$6,176	$8,575	$65	$130	$16		$17,247
Collectively evaluated for impairment	153,928	617,080	354,686	38,002	150,387	23,027		1,337,110
Total ending loans balance	$156,213	$623,256	$363,261	$38,067	$150,517	$23,043		$1,354,357

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.

The following sets forth the components of the net periodic benefit/cost of the domestic non-contributory defined benefit plan for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Interest cost	$160	$191	$320	$382
Expected return on plan assets	(318)	(249)	(636)	(498)
Amortization of net loss	51	47	92	94
Net periodic benefit	$(107)	$(11)	$(224)	$(22)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2019, that it expected to contribute a minimum of $500,000 to its defined benefit plan in 2020.  As of June 30, 2020, there were contributions of $1,250,000 made to the plan with additional contributions of at least $250,000 anticipated during the remainder of 2020.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the six months ended June 30, 2020 and 2019, there were 1,833 and 1,800 shares issued under the Plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2020 and December 31, 2019:

(In Thousands)	June 30, 2020	December 31, 2019
Commitments to extend credit	$176,912	$187,778
Standby letters of credit	9,937	9,638
Credit exposure from the sale of assets with recourse	7,744	6,826
	$194,593	$204,242

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2020 and December 31, 2019, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2020
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$2,367	$—	$2,367
State and political securities	—	97,264	—	97,264
Other debt securities	—	64,738	—	64,738
Investment equity securities:
Other equity securities	1,291	—	—	1,291
Investment securities, trading:
Other equity securities	37	—	—	37

	December 31, 2019
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$4,966	$—	$4,966
State and political securities	—	82,286	—	82,286
Other debt securities	—	61,367	—	61,367
Investment equity securities:
Other equity securities	1,261	—	—	1,261
Investment securities, trading:
Other equity securities	51	—	—	51

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2020
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$13,796	$13,796
Other real estate owned	—	—	308	308

	December 31, 2019
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$15,854	$15,854
Other real estate owned	—	—	413	413

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$5,745	Discounted cash flow	Temporary reduction in payment amount	17% to (59)%	(23)%
	8,051	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (30)%	(8)%
Other real estate owned	$308	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2019
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$6,950	Discounted cash flow	Temporary reduction in payment amount	17 to (59)%	(24)%
	8,904	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (30)%	(9)%
Other real estate owned	$413	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at June 30, 2020 and December 31, 2019:

	Carrying	Fair	Fair Value Measurements at June 30, 2020
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$215,174	$215,174	$215,174	$—	$—
Restricted investment in bank stock (1)	14,849	14,849	14,849	—	—
Loans held for sale (1)	5,146	5,146	5,146	—	—
Loans, net	1,336,370	1,351,981	—	—	1,351,981
Bank-owned life insurance (1)	29,368	29,368	29,368	—	—
Accrued interest receivable (1)	8,068	8,068	8,068	—	—

Financial liabilities:
Interest-bearing deposits	$1,055,981	$1,092,886	$712,065	$—	$380,821
Noninterest-bearing deposits (1)	418,324	418,324	418,324	—	—
Short-term borrowings (1)	15,133	15,133	15,133	—	—
Long-term borrowings	171,885	178,332	—	—	178,332
Accrued interest payable (1)	1,530	1,530	1,530	—	—
(1) The financial instrument is carried at cost at June 30, 2020, which approximate the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2019
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$48,589	$48,589	$48,589	$—	$—
Restricted investment in bank stock (1)	13,528	13,528	13,528	—	—
Loans held for sale (1)	4,232	4,232	4,232	—	—
Loans, net	1,343,650	1,346,395	—	—	1,346,395
Bank-owned life insurance (1)	29,253	29,253	29,253	—	—
Accrued interest receivable (1)	5,246	5,246	5,246	—	—

Financial liabilities:
Interest-bearing deposits	$989,259	$990,747	$611,374	$—	$379,373
Noninterest-bearing deposits (1)	334,746	334,746	334,746	—	—
Short-term borrowings (1)	4,920	4,920	4,920	—	—
Long-term borrowings	161,920	163,931	—	—	163,931
Accrued interest payable (1)	1,671	1,671	1,671	—	—

(1) The financial instrument is carried at cost at December 31, 2019, which approximate the fair value of the instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments at June 30, 2020 is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculation of the above tables.

Note 12.  Stock Options

In 2014, the Company adopted the 2014 Equity Incentive Plan designed to help the Company attract, retain, and motivate employees and non-employee directors. Incentive stock options, non-qualified stock options, and restricted stock may be granted as part of the plan.

As of January 1, 2020, the Company had a total of 625,800 stock options outstanding. During the period ended June 30, 2020, the Company issued 238,500 stock options with a strike price of $25.34 to a group of employees. The options granted in 2020 all expire ten years from the grant date. Of the 238,500 grants awarded in 2020, 119,300 of the options vest in 3 years while the 119,200 remaining options vest in five years.

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
March 11, 2020	119,300	—	119,300	$25.34	3 years	10 years
March 11, 2020	119,200	—	119,200	25.34	5 years	10 years
March 15, 2019	120,900	(1,950)	118,950	28.01	3 years	10 years
March 15, 2019	119,100	(1,800)	117,300	28.01	5 years	10 years
August 24, 2018	75,300	(1,950)	73,350	30.67	3 years	10 years
August 24, 2018	149,250	(4,050)	145,200	30.67	5 years	10 years
January 5, 2018	18,750	—	18,750	30.07	3 years	10 years
January 5, 2018	18,750	—	18,750	30.07	5 years	10 years
March 24, 2017	69,375	(6,750)	62,625	29.47	3 years	10 years
March 24, 2017	35,625	—	35,625	29.47	5 years	10 years
August 27, 2015	58,125	(22,875)	35,250	28.02	5 years	10 years

A summary of stock option activity is presented below:

	June 30, 2020		June 30, 2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	625,800	$29.29	395,550	$30.08
Granted	238,500	25.34	240,000	28.01
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	864,300	$28.20	635,550	$29.30

Exercisable, end of period	62,625	$29.47	—	$—

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

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense related to stock options was $238,000 and $436,000 for the three and six months ended June 30, 2020 compared to $177,000 and $313,000 for the same period of 2019. As of June 30, 2020, a total of 62,625 stock options were exercisable and the weighted average years to expiration was 8.55 years. The fair value of options granted during the six months ended June 30, 2020 was $1,343,000 or $5.63 per award. Total unrecognized compensation cost for non-vested options was $2,404,000 and will be recognized over their weighted average remaining vesting period of 1.55 years.

Note 13.  Leases

The following table shows finance lease right of use assets and finance lease liabilities as of June 30, 2020:

(In Thousands)	Statement of Financial Condition classification	June 30, 2020	December 31, 2019
Finance lease right of use assets	Premises and equipment, net	$5,356	$5,456
Finance lease liabilities	Long-term borrowings	5,552	5,587

The following table shows the components of finance and operating lease expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019

Finance Lease Cost:
Amortization of right-of-use asset	$50	$64	$100	$129
Interest expense	53	56	106	112
Operating lease cost	76	84	167	172
Variable lease cost	—	1	—	2
Total Lease Cost	$179	$205	$373	$415

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(In Thousands)	Operating	Finance
2020	$144	$140
2021	291	282
2022	298	283
2023	273	284
2024	263	290
2025 and thereafter	3,176	8,004
Total undiscounted cash flows	4,445	9,283
Discount on cash flows	(1,182)	(3,731)
Total lease liability	$3,263	$5,552

The following table shows the weighted average remaining lease term and weighted average discount rate for both operating and finance leases outstanding as of June 30, 2020.

	Operating	Finance
Weighted-average term (years)	18.6	27.2
Weighted-average discount rate	3.51%	3.77%

Note 14.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

Note 15.  Subsequent Events

All events subsequent to the date of the consolidated financial statements through August 10, 2020, and for which U.S. GAAP requires adjustment or disclosure, have been adjusted or disclosed, including that the 2019 novel coronavirus (or COVID-19) has adversely affected, and may continue to adversely affect, economic activity globally, nationally, and locally.  In response to COVID-19, among other things, the Company has incurred loan rate modifications and payment deferrals of up to 90 days.  For further discussion, see COVID-19 Impact section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company cautions readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the  increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; (vi) the length and extent of the economic contraction as a result of the COVID-19 pandemic; or (vii) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (viii) the Risk Factors identified in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and in other filings made by the Company under the Securities Exchange Act of 1934.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Summary Results

Net income for the three and six months ended June 30, 2020 were $3,760,000 and $6,833,000 compared to $4,245,000 and $8,189,000 for the same periods of 2019, including the effects of an increase in after-tax securities gains of $138,000 (from a gain of $18,000 to a gain of $156,000) for the three month period and $108,000 (from a gain of $70,000 to a gain of $178,000) for the six month period. Basic and diluted earnings per share for the three and six months ended June 30, 2020 were $0.53 and $0.97, respectively, compared to the corresponding periods of 2019 basic and diluted earnings per share of $0.60 and $1.16. Return on average assets and return on average equity were 0.85% and 9.59% for the three months ended June 30, 2020 compared to 1.02% and 11.42% for the corresponding period of 2019. Return on average assets and return on average equity were 0.79% and 8.75%
for the six months ended June 30, 2020 compared to 0.99% and 11.27% for the corresponding period of 2019. Net income from core operations (“core earnings”) was $3,604,000 and $6,655,000 for the three and six months ended June 30, 2020, respectively, compared to $4,227,000 and $8,119,000 for the corresponding periods of 2019. Core basic and diluted earnings per share for the three and six months ended June 30, 2020 were $0.51 and $0.95, respectively, compared to $0.60 and $1.15 basic and diluted for the corresponding periods of 2019.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
GAAP net income	$3,760	$4,245	$6,833	$8,189
Less: net securities gains, net of tax	156	18	178	70
Non-GAAP core earnings	$3,604	$4,227	$6,655	$8,119

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Return on average assets (ROA)	0.85%	1.02%	0.79%	0.99%
Less: net securities gains, net of tax	0.04%	0.01%	0.02%	0.01%
Non-GAAP core ROA	0.81%	1.01%	0.77%	0.98%

		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Return on average equity (ROE)		9.59%	11.42%	8.75%	11.27%
Less: net securities gains, net of tax		0.40%	0.05%	0.23%	0.09%
Non-GAAP core ROE	.	9.19%	11.37%	8.52%	11.18%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings per share (EPS)	$0.53	$0.60	$0.97	$1.16
Less: net securities gains, net of tax	0.02	—	0.02	0.01
Non-GAAP core operating EPS	$0.51	$0.60	$0.95	$1.15

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Diluted EPS	$0.53	$0.60	$0.97	$1.16
Less: net securities gains, net of tax	0.02	—	0.02	0.01
Non-GAAP diluted core EPS	$0.51	$0.60	$0.95	$1.15

Interest and Dividend Income

Interest and dividend income for the three and six months ended June 30, 2020 decreased to $16,044,000 and $32,205,000, respectively, compared to $16,841,000 and $33,275,000 for the same periods of 2019. Loan portfolio income decreased due to a slight decrease in average rate paid on loans and a decrease in the average loan portfolio balance. Investment securities and dividend income decreased as the increase in the average portfolio balance was more than offset by a decrease in the average rate earned on the portfolio. The decrease in dividend and other interest income is due to a decrease in the amount of dividends received on restricted investment in bank stock held.

Interest and dividend income composition for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended
	June 30, 2020		June 30, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$14,666	91.41%	$15,300	90.85%	$(634)	(4.14)%
Investment securities:
Taxable	1,023	6.38	967	5.74	56	5.79
Tax-exempt	169	1.05	179	1.06	(10)	(5.59)
Dividend and other interest income	186	1.16	395	2.35	(209)	(52.91)
Total interest and dividend income	$16,044	100.00%	$16,841	100.00%	$(797)	(4.73)%

	Six Months Ended
	June 30, 2020		June 30, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$29,323	91.05%	$30,169	90.67%	$(846)	(2.80)%
Investment securities:
Taxable	2,033	6.31	1,901	5.71	132	6.94
Tax-exempt	314	0.98	353	1.06	(39)	(11.05)
Dividend and other interest income	535	1.66	852	2.56	(317)	(37.21)
Total interest and dividend income	$32,205	100.00%	$33,275	100.00%	$(1,070)	(3.22)%

Interest Expense

Interest expense for the three and six months ended June 30, 2020 decreased $134,000 and increased $110,000, respectively, compared to the same periods of 2019. The increase in interest expense for the six month period is the result of growth within the average interest-bearing deposit portfolio led by the use of the time deposit portfolio as part of a deposit acquisition strategy in select markets during the early part of the first quarter of 2020. During the three months ended June 30, 2020 interest-bearing deposit rates were significantly reduced. Long-term borrowings have been utilized to lock in funding and historically low interest rates and to assist with the funding of the loan and investment portfolios. The deposit portfolio growth coupled with increased utilization of long-term borrowings has resulted in a significant reduction in the use of short-term borrowings.

Interest expense composition for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended
	June 30, 2020		June 30, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,802	73.85%	$2,871	73.09%	$(69)	(2.40)%
Short-term borrowings	7	0.18	178	4.53	(171)	(96.07)
Long-term borrowings	985	25.97	879	22.38	106	12.06
Total interest expense	$3,794	100.00%	$3,928	100.00%	$(134)	(3.41)%

	Six Months Ended
	June 30, 2020		June 30, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$5,837	74.89%	$5,171	67.30%	$666	12.88%
Short-term borrowings	29	0.37	783	10.19	(754)	(96.30)
Long-term borrowings	1,928	24.74	1,730	22.50	198	11.45
Total interest expense	$7,794	100.00%	$7,684	99.99%	$110	1.43%

Net Interest Margin

The net interest margin (“NIM”) for the three and six months ended June 30, 2020 was 3.01% and 3.09%, respectively, compared to 3.39% and 3.37% for the corresponding periods of 2019. The increase for the six month period was the result of the first quarter 2020 performance prior to the impact of the COVID-19 pandemic being felt. The decrease in the net interest margin for the three month period was driven by a decrease in the yield on earning assets of 47 basis points ("bps") as the economic impact of the COVID-19 pandemic drove loan and investment yields downward. In addition, the balance of interest-bearing deposits increased significantly as deposits swelled which limited the impact of the reduction in rate paid on interest-bearing deposits that occurred during the three months ended June 30, 2020.

The following is a schedule of average balances and associated yields for the three and six months ended June 30, 2020 and 2019:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$44,916	$348	3.12%	$71,193	$548	3.09%
All other loans	1,294,745	14,391	4.47%	1,313,388	14,867	4.54%
Total loans (2)	1,339,661	14,739	4.43%	1,384,581	15,415	4.47%

Taxable securities	147,352	1,193	3.29%	130,802	1,300	4.03%
Tax-exempt securities (3)	28,280	213	3.06%	27,971	227	3.29%
Total securities	175,632	1,406	3.26%	158,773	1,527	3.90%

Interest-bearing deposits	144,948	16	0.04%	10,431	62	2.38%

Total interest-earning assets	1,660,241	16,161	3.92%	1,553,785	17,004	4.39%

Other assets	116,750			113,443

Total assets	$1,776,991			$1,667,228

Liabilities and shareholders’ equity:
Savings	$190,243	67	0.14%	$170,142	51	0.12%
Super Now deposits	251,691	409	0.65%	246,454	453	0.74%
Money market deposits	229,362	418	0.73%	249,169	596	0.96%
Time deposits	362,545	1,908	2.12%	335,721	1,771	2.12%
Total interest-bearing deposits	1,033,841	2,802	1.09%	1,001,486	2,871	1.15%

Short-term borrowings	11,174	7	0.83%	32,086	178	2.23%
Long-term borrowings	171,895	985	2.21%	147,571	879	2.24%
Total borrowings	183,069	992	2.12%	179,657	1,057	2.23%

Total interest-bearing liabilities	1,216,910	3,794	1.24%	1,181,143	3,928	1.31%

Demand deposits	384,591			317,623
Other liabilities	18,583			19,747
Shareholders’ equity	156,907			148,715

Total liabilities and shareholders’ equity	$1,776,991			$1,667,228
Interest rate spread			2.68%			3.08%
Net interest income/margin		$12,367	3.01%		$13,076	3.39%

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$48,346	$752	3.13%	$71,874	$1,087	3.05%
All other loans	1,299,893	28,729	4.44%	1,313,121	29,310	4.50%
Total loans (2)	1,348,239	29,481	4.40%	1,384,995	30,397	4.43%

Taxable securities	145,070	2,466	3.46%	128,431	2,650	4.18%
Tax-exempt securities	26,027	397	3.10%	27,344	447	3.31%
Total securities	171,097	2,863	3.40%	155,775	3,097	4.03%

Interest-bearing deposits	85,832	102	0.24%	8,493	103	2.45%

Total interest-earning assets	1,605,168	32,446	4.07%	1,549,263	33,597	4.38%

Other assets	114,085			112,806

Total assets	$1,719,253			$1,662,069

Liabilities and shareholders’ equity:
Savings	$184,042	158	0.17%	$168,543	81	0.10%
Super Now deposits	235,758	833	0.71%	239,022	832	0.70%
Money market deposits	220,035	895	0.82%	245,307	1,068	0.88%
Time deposits	370,902	3,951	2.14%	317,782	3,190	2.02%
Total interest-bearing deposits	1,010,737	5,837	1.16%	970,654	5,171	1.07%

Short-term borrowings	11,011	29	0.53%	63,881	783	2.47%
Long-term borrowings	166,024	1,928	2.34%	145,890	1,730	2.24%
Total borrowings	177,035	1,957	2.22%	209,771	2,513	2.31%

Total interest-bearing liabilities	1,187,772	7,794	1.32%	1,180,425	7,684	1.29%

Demand deposits	355,704			315,380
Other liabilities	19,551			20,953
Shareholders’ equity	156,226			145,311

Total liabilities and shareholders’ equity	$1,719,253			$1,662,069
Interest rate spread			2.75%			3.09%
Net interest income/margin		$24,652	3.09%		$25,913	3.37%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Total interest income	$16,044	$16,841	$32,205	$33,275
Total interest expense	3,794	3,928	7,794	7,684
Net interest income	12,250	12,913	24,411	25,591
Tax equivalent adjustment	117	163	241	322
Net interest income (fully taxable equivalent)	$12,367	$13,076	$24,652	$25,913

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020 vs. 2019			2020 vs. 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$(205)	$5	$(200)	$(364)	$29	$(335)
All other loans	(228)	(248)	(476)	(250)	(331)	(581)
Taxable investment securities	154	(261)	(107)	315	(499)	(184)
Tax-exempt investment securities	3	(17)	(14)	(22)	(28)	(50)
Interest bearing deposits	9	(55)	(46)	10	(11)	(1)
Total interest-earning assets	(267)	(576)	(843)	(311)	(840)	(1,151)

Interest expense:
Savings deposits	6	10	16	9	68	77
Super Now deposits	10	(54)	(44)	(11)	12	1
Money market deposits	(45)	(133)	(178)	(104)	(69)	(173)
Time deposits	137	—	137	562	199	761
Short-term borrowings	(87)	(84)	(171)	(387)	(367)	(754)
Long-term borrowings	118	(12)	106	150	48	198
Total interest-bearing liabilities	139	(273)	(134)	219	(109)	110
Change in net interest income	$(406)	$(303)	$(709)	$(530)	$(731)	$(1,261)

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2020, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $11,894,000 at December 31, 2019 to $12,977,000 at June 30, 2020. The increase in the allowance for loan losses was allocated primarily to the consumer automobile segment along with the residential and commercial real estate mortgage segments. The majority of the loans charged-off during the three month period had a specific allowance within the allowance for losses. At June 30, 2020 and December 31, 2019, the allowance for loan losses to total loans was 0.96% and 0.88%, respectively.

The provision for loan losses totaled $645,000 and $1,395,000 for the three six months ended June 30, 2020, respectively, and the amounts for the corresponding 2019 periods were $315,000 and $675,000. The increase in the provision for loan losses for the three and six months ended June 30, 2020 compared to the corresponding 2019 periods was the result of the economic impact caused by the COVID-19 pandemic and the uncertainty for the future that it presents.

Nonperforming loans decreased to $11,097,000 at June 30, 2020 from $15,383,000 at June 30, 2019. The majority of nonperforming loans are centered on loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses. The ratio of nonperforming loans to total loans was 0.82% and 1.12% at June 30, 2020 and 2019, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 116.94% and 91.02% at June 30, 2020 and 2019, respectively. Internal loan review and analysis coupled with changes in the loan portfolio composition and the impact of the COVID-19 pandemic dictated a provision for loan losses of $1,395,000 for the six months ended June 30, 2020.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
June 30, 2020	$1,279	$9,818	$11,097
March 31, 2020	1,503	9,797	11,300
December 31, 2019	2,047	10,374	12,421
September 30, 2019	1,304	15,904	17,208
June 30, 2019	1,245	14,138	15,383

Non-interest Income

Total non-interest income for the three and six months ended June 30, 2020 compared to the same periods in 2019 increased $152,000 to $2,621,000 and $335,000 to $5,058,000, repectively. Excluding net securities gains, non-interest income for the three and six months ended June 30, 2020 decreased $21,000 and increased $199,000, respectively, compared to the same periods in 2019. Gain on sale of loans increased as the low rate environment has led to an increase in refinancing activity. Service charges declined as the overdraft fee income has declined as a result of the impact of the COVID-19 pandemic. The decrease in brokerage commissions is due to a change in the product mix and reduced consumer activity during the COVID-19 pandemic. The decrease in debit card fees is a result of a decrease in debit card usage resulting from the impact of the COVID-19 pandemic. The fluctuation in other income results primarily from other fees associated with loans sold on the secondary market.

Non-interest income composition for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended
	June 30, 2020		June 30, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$312	11.90%	$592	23.99%	$(280)	(47.30)%
Net debt securities gains (losses), available for sale	186	7.10	(2)	(0.08)	188	9,400.00
Net equity securities gains	10	0.38	22	0.89	(12)	54.55
Net securities gains, trading	—	—	3	0.12	(3)	(100.00)
Bank-owned life insurance	144	5.49	123	4.98	21	17.07
Gain on sale of loans	1,028	39.22	347	14.05	681	196.25
Insurance commissions	92	3.51	119	4.82	(27)	(22.69)
Brokerage commissions	186	7.10	356	14.42	(170)	(47.75)
Debit card fees	310	11.83	389	15.76	(79)	(20.31)
Other	353	13.47	520	21.05	(167)	(32.12)
Total non-interest income	$2,621	100.00%	$2,469	100.00%	$152	6.16%

	Six Months Ended
	June 30, 2020		June 30, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$861	17.02%	$1,154	24.43%	$(293)	(25.39)%
Net debt securities gains, available for sale	207	4.09	11	0.23	196	(1,781.82)
Net equity securities gains	30	0.59	65	1.38	(35)	53.85
Net securities (losses) gains, trading	(14)	(0.28)	13	0.28	(27)	(207.69)
Bank-owned life insurance	336	6.64	291	6.16	45	15.46
Gain on sale of loans	1,472	29.10	663	14.04	809	122.02
Insurance commissions	219	4.33	253	5.36	(34)	(13.44)
Brokerage commissions	555	10.97	679	14.38	(124)	(18.26)
Debit card fees	584	11.55	699	14.80	(115)	(16.45)
Other	808	15.98	895	18.94	(87)	(9.72)
Total non-interest income	$5,058	99.99%	$4,723	100.00%	$335	7.09%

Non-interest Expense

Total non-interest expense decreased $448,000 and $152,000 for the three and six months ended June 30, 2020 compared to the same periods of 2019. The decrease in salaries and employee benefits is attributable to employee layoffs during the three months ended June 30, 2020 due to the COVID-19 pandemic. Furniture and equipment expenses have increased as maintenance costs have increased and older equipment has been replaced. Software amortization increased due to updating software programs that require new licensing fee structures. Marketing expenses decreased for the six month periosd as targeted direct mail marketing has replaced mass marketing. The fluctuation in professional fees consists primarily of an decrease in legal and audit fees. The decrease in deposit insurance reflects the assessment credits issued by the FDIC.

Non-interest expense composition for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended
	June 30, 2020		June 30, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$5,230	54.42%	$5,523	54.91%	$(293)	(5.31)%
Occupancy	626	6.51	668	6.64	(42)	(6.29)
Furniture and equipment	828	8.62	784	7.79	44	5.61
Software amortization	236	2.46	188	1.87	48	25.53
Pennsylvania shares tax	323	3.36	285	2.83	38	13.33
Professional fees	658	6.85	727	7.23	(69)	(9.49)
Federal Deposit Insurance Corporation deposit insurance	185	1.92	236	2.35	(51)	(21.61)
Marketing	56	0.58	33	0.33	23	69.70
Intangible amortization	59	0.61	69	0.69	(10)	(14.49)
Other	1,410	14.67	1,546	15.36	(136)	(8.80)
Total non-interest expense	$9,611	100.00%	$10,059	100.00%	$(448)	(4.45)%

	Six Months Ended
	June 30, 2020		June 30, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$10,897	55.26%	$11,024	55.47%	$(127)	(1.15)%
Occupancy	1,328	6.73	1,447	7.28	(119)	(8.22)
Furniture and equipment	1,688	8.56	1,536	7.73	152	9.90
Software amortization	486	2.46	395	1.99	91	23.04
Pennsylvania shares tax	608	3.08	578	2.91	30	5.19
Professional fees	1,280	6.49	1,249	6.28	31	2.48
Federal Deposit Insurance Corporation deposit insurance	379	1.92	504	2.54	(125)	(24.80)
Marketing	109	0.55	135	0.68	(26)	(19.26)
Intangible amortization	121	0.61	140	0.70	(19)	(13.57)
Other	2,825	14.34	2,865	14.42	(40)	(1.40)
Total non-interest expense	$19,721	100.00%	$19,873	100.00%	$(152)	(0.76)%

Provision for Income Taxes

Income taxes increased $92,000 and a decrease of $59,000 for the three and six months ended June 30, 2020 compared to the same periods of 2019. The effective tax rate for the three and six months ended June 30, 2020 was 18.44% and 18.10% compared to 15.16% and 16.09% for the same period of 2019. The Company currently is in a deferred tax asset position. Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $166,585,000 from $48,589,000 at December 31, 2019 to $215,174,000 at June 30, 2020, primarily as a result of the following activities during the six months ended June 30, 2020.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds trailing loan originations, less $1,472,000 in realized gains, by $914,000 for the six months ended June 30, 2020.

Loans

Gross loans decreased $6,197,000 since December 31, 2019 due primarily to a decrease in both residential and commercial real estate mortgage categories. The decrease in the real estate mortgage portfolio was partially offset by the growth in commercial, financial and agricultural loans along with construction real estate mortgages and the consumer automobile loan segments.

The allocation of the loan portfolio, by category, as of June 30, 2020 and December 31, 2019 is presented below:

	June 30, 2020		December 31, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$168,904	12.52%	$156,213	11.52%	$12,691	8.12%
Real estate mortgage:
Residential	606,214	44.93	623,256	45.98	(17,042)	(2.73)%
Commercial	352,530	26.13	363,261	26.80	(10,731)	(2.95)%
Construction	44,020	3.26	38,067	2.81	5,953	15.64%
Consumer automobile loans	155,721	11.54	150,517	11.10	5,204	3.46%
Other consumer installment loans	21,018	1.56	23,043	1.70	(2,025)	(8.79)%
Net deferred loan fees and discounts	940	0.06	1,187	0.09	(247)	(20.81)%
Gross loans	$1,349,347	100.00%	$1,355,544	100.00%	$(6,197)	(0.46)%

The following table shows the amount of accrual and non-accrual TDRs at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$—	$1,833	$1,833	$—	$2,190	$2,190
Real estate mortgage:
Residential	3,915	140	4,055	4,089	144	4,233
Commercial	1,107	4,551	5,658	2,127	4,732	6,859
	$5,022	$6,524	$11,546	$6,216	$7,066	$13,282

Investments

The fair value of the investment debt securities portfolio at June 30, 2020 increased $15,750,000 since December 31, 2019 while the amortized cost of the portfolio increased $13,548,000.  The growth in the investment portfolio occurred within the municipal segment as bonds with a final maturity of approximately ten years have been purchased. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 78.92% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has remained flat at $1,300,000 for June 30, 2020 and December 31, 2019 while the fair value increased $30,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at June 30, 2020 follows:

	A- to AAA		B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$2,316	$2,367	$—	$—	$—	$—	$2,316	$2,367
State and political securities	89,813	94,867	1,380	1,399	1,016	998	92,209	97,264
Other debt securities	33,399	33,309	19,864	20,153	11,272	11,276	64,535	64,738
Total debt securities AFS	$125,528	$130,543	$21,244	$21,552	$12,288	$12,274	$159,060	$164,369

Financing Activities

Deposits

Total deposits increased $150,300,000 from December 31, 2019 to June 30, 2020. The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios. Driving deposit growth was the receipt of PPP funding by commercial customers, stimulus funding by retail customers, and customers becoming more risk adverse and seeking safety in a bank deposit. Emphasis during 2020 has been on increasing the utilization of electronic (internet and mobile) deposit banking among our customers. Utilization of internet and mobile banking has increased since the start of 2020 due to these efforts coupled with a change in consumer behavior due to the business and travel restrictions caused by the COVID-19 pandemic.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2020		December 31, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$418,324	28.37%	$334,746	25.28%	$83,578	24.97%
NOW accounts	268,348	18.20	218,605	16.51	49,743	22.75
Money market deposits	247,753	16.80	216,038	16.32	31,715	14.68
Savings deposits	195,964	13.29	176,732	13.35	19,232	10.88
Time deposits	343,916	23.34	377,884	28.54	(33,968)	(8.99)
Total deposits	$1,474,305	100.00%	$1,324,005	100.00%	$150,300	11.35%

Borrowed Funds

Total borrowed funds increased 12.09%, or $20,178,000, to $187,018,000 at June 30, 2020 compared to $166,840,000 at December 31, 2019. The increase in long term borrowings occurred as fixed rate funding was obtained during this time of low interest rates. Securities sold under agreement to repurchase have increased as customers balances have increased.. The long-term borrowings originating during the six months ended June 30, 2020 have a blended interest rate of 1.60% and mature by 2025.

	June 30, 2020		December 31, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$—	—%	$—	n/a
Securities sold under agreement to repurchase	15,133	8.09	4,920	2.95	10,213	207.58
Total short-term borrowings	15,133	8.09	4,920	2.95	10,213	207.58
Long-term borrowings:
Long-term FHLB borrowings	166,333	88.93	156,333	93.70	10,000	6.40
Long-term finance lease	5,552	2.97	5,587	3.35	(35)	(0.63)
Total long-term borrowings	171,885	91.91	161,920	97.05	9,965	6.15
Total borrowed funds	$187,018	100.00%	$166,840	100.00%	$20,178	12.09%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	June 30, 2020	December 31, 2019
Investment debt securities pledged, fair value	$17,853	$6,752
Repurchase agreements	15,133	4,920

Capital

The adequacy of the Company’s capital is reviewed on an ongoing basis with reference to the size, composition, and quality of the Company’s resources and regulatory guidelines.  Management seeks to maintain a level of capital sufficient to support existing assets and anticipated asset growth, maintain favorable access to capital markets, and preserve high quality credit ratings.

Banking institutions are generally required to comply with risk-based capital guidelines set by bank regulatory agencies.  The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.  Specifically, each is required to maintain certain minimum dollar amounts and ratios of common equity tier I risk-based, tier I risk-based, total risk-based, and tier I leverage capital. In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvements Act ("FDICIA") established five capital categories for banks ranging from “well capitalized” to “critically undercapitalized” for purposes of the FDIC's prompt corrective action rules. To be classified as “well capitalized” under the prompt corrective action rules, common equity tier I risk-based, tier I risked-based, total risk-based, and tier I leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively.

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

The Company's capital ratios as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$143,299	10.803%	$140,372	10.674%
For Capital Adequacy Purposes	59,691	4.500	59,179	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	92,853	7.000	92,056	7.000
To Be Well Capitalized	86,221	6.500	85,480	6.500
Total Capital (to Risk-weighted Assets)
Actual	$153,357	11.562%	$149,748	11.387%
For Capital Adequacy Purposes	106,111	8.000	105,206	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	139,271	10.500	138,083	10.500
To Be Well Capitalized	132,639	10.000	131,508	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$143,299	10.803%	$140,372	10.674%
For Capital Adequacy Purposes	79,588	6.000	78,905	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	112,750	8.500	111,782	8.500
To Be Well Capitalized	106,118	8.000	105,207	8.000
Tier I Capital (to Average Assets)
Actual	$143,299	8.463%	$140,372	8.514%
For Capital Adequacy Purposes	67,730	4.000	65,949	4.000
To Be Well Capitalized	84,662	5.000	82,436	5.000

Jersey Shore State Bank's capital ratios as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$101,211	10.624%	$99,317	10.381%
For Capital Adequacy Purposes	42,870	4.500	43,052	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	66,686	7.000	66,970	7.000
To Be Well Capitalized	61,923	6.500	62,187	6.500
Total Capital (to Risk-weighted Assets)
Actual	$109,086	11.451%	$106,093	11.089%
For Capital Adequacy Purposes	76,211	8.000	76,539	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	100,026	10.500	100,458	10.500
To Be Well Capitalized	95,263	10.000	95,674	10.000
Tier I Capital (to Risk-weighted Assets)	-		-
Actual	$101,211	10.624%	$99,317	10.381%
For Capital Adequacy Purposes	57,160	6.000	57,403	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	80,976	8.500	81,321	8.500
To Be Well Capitalized	76,213	8.000	76,538	8.000
Tier I Capital (to Average Assets)
Actual	$101,211	7.930%	$99,317	8.191%
For Capital Adequacy Purposes	51,052	4.000	48,501	4.000
To Be Well Capitalized	63,815	5.000	60,626	5.000

Luzerne Bank's capital ratios as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$39,292	10.528%	$38,340	10.577%
For Capital Adequacy Purposes	16,795	4.500	16,312	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	26,125	7.000	25,374	7.000
To Be Well Capitalized	24,259	6.500	23,562	6.500
Total Capital (to Risk-weighted Assets)
Actual	$41,475	11.110%	$40,940	11.295%
For Capital Adequacy Purposes	29,865	8.000	28,997	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	39,198	10.500	38,058	10.500
To Be Well Capitalized	37,331	10.000	36,246	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$39,292	10.528%	$38,340	10.577%
For Capital Adequacy Purposes	22,393	6.000	21,749	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	31,723	8.500	30,811	8.500
To Be Well Capitalized	29,857	8.000	28,999	8.000
Tier I Capital (to Average Assets)
Actual	$39,292	8.295%	$38,340	8.653%
For Capital Adequacy Purposes	18,947	4.000	17,723	4.000
To Be Well Capitalized	23,684	5.000	22,154	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited at June 30, 2020:

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $595,158,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $57,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $166,333,000 as of June 30, 2020.

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

The following is a rate shock forecast for the twelve month period ending June 30, 2021 assuming a static balance sheet as of June 30, 2020.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$42,788	$45,827	$48,205	$48,806	$49,439	$49,754	$50,000
Change from static	(5,417)	(2,378)	—	601	1,234	1,549	1,795
Percent change from static	-11.24%	-4.93%	—	1.25%	2.56%	3.21%	3.72%

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

COVID-19 Impact
Employees
The Company has undertaken various actions to maintain a safe work environment for employees during the pandemic, including supplying employees with hand sanitizer, face masks, disinfecting supplies, and gloves. The Company has also allowed approximately one-third of the workforce to work remotely in accordance with the Company’s pre-existing business continuity plans, while also maintaining data security and internal controls. Permitting employees to work remotely has allowed for increased social distancing capabilities within the Company’s buildings. To protect employees and customers and promote social distancing, branch lobbies were closed, other than by appointment, until early June at which time lobbies were reopened with sneeze guards in place and foot traffic being directed in a manner that encourages proper social distancing. During the lobby closure and continuing to today, drive-thru, mobile banking, and internet banking have become more popular channels for customers to complete transactions.
The change to a “drive-thru” only strategy until early June coupled with the mandated closure of nonessential businesses in Pennsylvania for a part of the second quarter led to a reduced workload in certain areas of the Company. As a result, approximately 80 employees were furloughed and other employees had their normal work week hours reduced. As businesses have been reopening, the Company has called back all but a few of the previously furloughed employees. Because the Company views its employees as a critical resource, it took certain steps to mitigate the negative impact on them of workforce disruption: for employees who were furloughed, the Company paid 100% of their health insurance premiums; employees who had hours reduced were paid based on their pre-reduction average normal working hours; and a bonus of $50 per week was paid to employees working in customer servicing areas.
Liquidity
The Company has focused on increasing balance sheet liquidity by means of increased levels of cash within the branches and ATMs, and within correspondent bank accounts. Deposit growth has provided liquidity as commercial customers received PPP funding, retail customers received stimulus funding, and customers became more risk averse and sought greater safety in bank deposits. In addition to the buildup in cash reserves, the Company has remaining borrowing capacity of approximately $650 million with the FHLB and other correspondent banks. The Company anticipates slowly reducing the amount of cash reserves as the economy is reopened and the rate of infections declines. The Company believes that it currently has sufficient liquidity to meet customer needs and the Company’s financial obligations based on present circumstances.
Loans
The mandated closure of nonessential businesses and the closure or limited access to many government offices, including court houses, during a portion of the second quarter, has limited the addition of new loans to the portfolio. Indirect auto lending was completely closed for several weeks beginning in late March 2020, and has only recently reopened on a full scale. Secondary mortgage market activity continues to flourish as individuals seek to refinance at historically low interest rates. As businesses begin to reopen, the Company anticipates utilizing its strong liquidity position to offer favorable lending terms to its customers to assist them in returning to normal operations and to grow their businesses.
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
The Company participated in the Paycheck Protection Program (“PPP”). The Company booked $12.3 million in loans directly into the PPP and also utilized a third party to match customer needs with a lending outlet. This method did not result in the Company earning any processing fees under the PPP for loans extended by others, but was the quickest manner to service the greatest number of customers resulting in 586 customers obtaining $57.4 million in funding. The goal was to have as many customers as possible receive requested funding before PPP funding expired, even if the Company did not recognize fee income from making the loans.
Loan modifications and payment deferrals have been at historical high levels as the impact of the pandemic continues. As of June 30, 2020 rate modifications or payment deferrals up to 90 days have been granted on loans with an aggregate balance of $241.6 million. Loan modifications met applicable requirements to not be considered troubled debt restructurings. The number of customers seeking loan modifications or payment deferrals may increase as the effects of the pandemic continue.

The Company has not to date experienced significant credit quality deterioration. However, the provision for loan losses for the three and six months ended June 30, 2020 was increased to $645,000 and $1.4 million (from $315,000 and $675,000 for the corresponding periods of 2019) and is expected to remain at levels above those historically reported. The increase in the provision for the three and six months ended June 30, 2020 is the result of the uncertainty surrounding the strength of the economy as businesses reopen and communities in general attempt to return to pre-pandemic life. From an industry concentration perspective, the Company has minimal exposure to the hospitality and travel industries, which have been greatly affected by the pandemic. The Company does, however, have some potential exposure to student housing in markets such as State College and Williamsport, Pennsylvania; this potential exposure continues to be monitored and to date has not resulted in any credit quality concerns.
Investments
The Company’s investment portfolio is weighted toward municipal bonds and, to a lesser extent, corporate bonds. The credit quality of the investment portfolio continues to be monitored for impairment. The reinvestment of cash flows from the investment portfolio is being focused primarily on bonds with solid credit quality and a final maturity before 2027. The Company continues to limit investments in equity securities due to the significant fluctuations in pricing, uncertain economic future, and the belief that the adverse impact of the COVID-19 pandemic may continue for some time.
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
The deposit portfolio has experienced significant growth with a correlation drawn to the stimulus checks sent to certain taxpayers by the federal government under the CARES Act, PPP funding, and customers became more risk averse and sought safety in bank deposits . Although the stimulus checks provided funding, lower debit and credit card usage has resulted in fewer withdrawals from deposit accounts.
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
Non-Interest Income
Two areas of non-interest income have experienced a significant reduction during the six months ended June 30, 2020 due to the COVID-19 pandemic. Overdraft fees and debit card income have been reduced by approximately one-third. The mandated closure of nonessential businesses coupled with shelter in place orders during the end of the first quarter and into the second quarter have resulted in a reduction in the overall number and the amount of purchases by individuals. The Company anticipates that a return to historical levels for these two non-interest income items could be months after the COVID-19 pandemic wanes and consumer behavior may take significant time to return to normal. Buoying non-interest income during the six months ended June 30, 2020 was the gain on sale of loans as the volume of mortgage refinancing has increased due to the historically low rates. The Company has focused on its mortgage business line and anticipates the strong second quarter to continue into the third quarter in this business line due to the number of individuals expected to refinance existing mortgages.
Non-Interest Expense
The level of non-interest expense is not expected to change significantly due to the COVID-19 pandemic. Although the Company furloughed certain employees, any compensation expense savings was significantly offset by the Company’s paying 100% of the health insurance for furloughed employees and the weekly bonus being paid to customer service employees who remained working. Other expenses may remain above historical levels as items such as sanitizer, disinfectant, gloves, masks, sneeze guards, directional/social distancing signage, and other safety items continue to be purchased.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic has materially and negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, increased unemployment levels, and decreased consumer confidence. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and other requirements in many states and communities, including in our primary market areas of Pennsylvania. As a result, the demand for our products and services may be significantly impacted, which could adversely affect our revenue. Federal Reserve actions to address the economic contraction caused by the COVID-19 pandemic, including the reduction in the target federal funds rate and quantitative easing programs, could, if prolonged, adversely affect our net interest income, net interest margins, and profitability. Furthermore, the pandemic could continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Similarly, because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold as well as reductions in other comprehensive income. Our business operations may be further disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.

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

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended June 30, 2020.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1 - April 30, 2020)	—	—	—	513,669
Month #2 (May 1 - May 31, 2020)	—	—	—	513,669
Month #3 (June 1 - June 30, 2020)	—	—	—	513,669

On April 30, 2020, the Board of Directors extended the previously approved authorization to repurchase up to 723,000 shares, or approximately 10%, of the outstanding shares of the Company for an additional year to April 30, 2021.  As of June 30, 2020 there have been 209,331 shares repurchased under this plan.

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

3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2020).
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2020 and December 31, 2019; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2020 and 2019; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) the Consolidated Statement of Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2020 and 2019 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	August 10, 2020	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2020	/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit 3(i)
Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2019).

Exhibit 3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2020).
Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer
Exhibit 101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2020 and December 31, 2019; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2020 and 2019; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) the Consolidated Statement of Shareholders’ Equity for the three and six months ended June 30, 2020 and 2019; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2020 and 2019 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.