Form 10-Q
period 2020-09-30
PENNS WOODS BANCORP INC
filed 2020-11-09
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2020.

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
On November 1, 2020 there were 7,051,783 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
(In Thousands, Except Share Data)	2020	2019
ASSETS:
Noninterest-bearing balances	$34,987	$24,725
Interest-bearing balances in other financial institutions	191,285	23,864
Total cash and cash equivalents	226,272	48,589

Investment debt securities, available for sale, at fair value	149,675	148,619
Investment equity securities, at fair value	1,291	1,261
Investment securities, trading	35	51
Restricted investment in bank stock, at fair value	15,006	13,528
Loans held for sale	6,647	4,232
Loans	1,349,140	1,355,544
Allowance for loan losses	(13,429)	(11,894)
Loans, net	1,335,711	1,343,650
Premises and equipment, net	32,886	32,929
Accrued interest receivable	8,540	5,246
Bank-owned life insurance	33,474	29,253
Goodwill	17,104	17,104
Intangibles	724	898
Operating lease right-of-use asset	3,184	4,154
Deferred tax asset	3,409	3,338
Other assets	6,821	12,471
TOTAL ASSETS	$1,840,779	$1,665,323

LIABILITIES:
Interest-bearing deposits	$1,057,562	$989,259
Noninterest-bearing deposits	434,248	334,746
Total deposits	1,491,810	1,324,005

Short-term borrowings	15,009	4,920
Long-term borrowings	153,534	161,920
Accrued interest payable	1,491	1,671
Operating lease liability	3,219	4,170
Other liabilities	13,287	13,655
TOTAL LIABILITIES	1,678,350	1,510,341

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value 5.55, 22,500,000 shares authorized; 7,527,605 and 7,520,740 shares issued; 7,047,380 and 7,040,515 outstanding	41,820	41,782
Additional paid-in capital	52,268	51,487
Retained earnings	81,127	76,583
Accumulated other comprehensive loss:
Net unrealized gain on available for sale securities	4,440	2,455
Defined benefit plan	(5,118)	(5,232)
Treasury stock at cost, 480,225	(12,115)	(12,115)
TOTAL PENNS WOODS BANCORP, INC. SHAREHOLDERS' EQUITY	162,422	154,960
Non-controlling interest	7	22
TOTAL SHAREHOLDERS' EQUITY	162,429	154,982
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,840,779	$1,665,323

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$14,080	$15,426	$43,403	$45,595
Investment securities:
Taxable	925	998	2,958	2,899
Tax-exempt	170	167	484	520
Dividend and other interest income	212	493	747	1,345
TOTAL INTEREST AND DIVIDEND INCOME	15,387	17,084	47,592	50,359
INTEREST EXPENSE:
Deposits	2,569	3,165	8,406	8,336
Short-term borrowings	8	7	37	790
Long-term borrowings	965	1,009	2,893	2,739
TOTAL INTEREST EXPENSE	3,542	4,181	11,336	11,865
NET INTEREST INCOME	11,845	12,903	36,256	38,494
PROVISION FOR LOAN LOSSES	645	360	2,040	1,035
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,200	12,543	34,216	37,459
NON-INTEREST INCOME:
Service charges	388	622	1,249	1,776
Net debt securities gains, available for sale	1,013	189	1,220	200
Net equity securities (losses) gains	—	(21)	30	44
Net securities (losses) gains, trading	(2)	2	(16)	15
Bank-owned life insurance	156	143	492	434
Gain on sale of loans	1,449	583	2,921	1,246
Insurance commissions	101	93	320	346
Brokerage commissions	224	353	779	1,032
Debit card income	352	333	936	1,032
Other	354	525	1,162	1,420
TOTAL NON-INTEREST INCOME	4,035	2,822	9,093	7,545
NON-INTEREST EXPENSE:
Salaries and employee benefits	5,465	5,488	16,362	16,512
Occupancy	599	638	1,927	2,085
Furniture and equipment	837	885	2,525	2,421
Software amortization	257	234	743	629
Pennsylvania shares tax	340	285	948	863
Professional fees	608	585	1,888	1,834
Federal Deposit Insurance Corporation deposit insurance	271	—	650	504
Marketing	61	98	170	233
Intangible amortization	53	62	174	202
Other	1,216	1,266	4,041	4,131
TOTAL NON-INTEREST EXPENSE	9,707	9,541	29,428	29,414
INCOME BEFORE INCOME TAX PROVISION	5,528	5,824	13,881	15,590
INCOME TAX PROVISION	1,051	1,170	2,563	2,741
CONSOLIDATED NET INCOME	$4,477	$4,654	$11,318	$12,849
Less: Net income attributable to noncontrolling interest	5	4	13	10
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$4,472	$4,650	$11,305	$12,839
EARNINGS PER SHARE - BASIC	$0.63	$0.66	$1.61	$1.82
EARNINGS PER SHARE - DILUTED	$0.63	$0.66	$1.61	$1.82
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,045,336	7,037,055	7,042,578	7,036,181
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,045,336	7,037,055	7,042,578	7,036,181
DIVIDENDS DECLARED PER SHARE	$0.32	$0.31	$0.96	$0.94
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Net Income	$4,472	$4,650	$11,305	$12,839
Other comprehensive income:
Change in unrealized gain on available for sale securities	1,324	1,261	3,733	6,056
Tax effect	(278)	(265)	(784)	(1,272)
Net realized gain on available for sale securities included in net income	(1,013)	(189)	(1,220)	(200)
Tax effect	213	40	256	42
Amortization of unrecognized pension gain	52	46	144	140
Tax effect	(11)	(9)	(30)	(29)
Total other comprehensive income	287	884	2,099	4,737
Comprehensive income	$4,759	$5,534	$13,404	$17,576

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, June 30, 2020	7,522,573	$41,792	$51,956	$78,910	$(965)	$(12,115)	$30	$159,608
Net income				4,472			5	4,477
Other comprehensive income					287			287
Stock-based compensation			239					239
Dividends declared ($0.32 per share)				(2,255)				(2,255)
Common shares issued for employee stock purchase plan	1,055	6	15					21
Director Compensation Plan	3,977	22	58					80
Distributions to noncontrolling interest							(28)	(28)
Balance, September 30, 2020	7,527,605	$41,820	$52,268	$81,127	$(678)	$(12,115)	$7	$162,429

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, June 30, 2019	7,519,344	$41,773	$51,067	$73,565	$(2,783)	$(12,115)	$14	$151,521
Net income				4,650			4	4,654
Other comprehensive income					884			884
Stock-based compensation			185					185
Dividends declared ($0.31 per share)				(2,206)				(2,206)
Common shares issued for employee stock purchase plan	782	4	38					42
Stock split fractional shares	(2,330)	(19)						(19)
Balance, September 30, 2019	7,517,796	$41,758	$51,290	$76,009	$(1,899)	$(12,115)	$18	$155,061

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

Nine months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2019	7,520,740	$41,782	$51,487	$76,583	$(2,777)	$(12,115)	$22	$154,982
Net income				11,305			13	11,318
Other comprehensive income					2,099			2,099
Stock-based compensation			675					675
Dividends declared ($0.96 per share)				(6,761)				(6,761)
Common shares issued for employee stock purchase plan	2,888	16	48					64
Director Compensation Plan	3,977	22	58					80
Distributions to noncontrolling interest							(28)	(28)
Balance, September 30, 2020	7,527,605	$41,820	$52,268	$81,127	$(678)	$(12,115)	$7	$162,429

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2018	7,517,547	$41,763	$50,737	$69,787	$(6,636)	$(12,115)	$8	$143,544
Net income				12,839			10	12,849
Other comprehensive income					4,737			4,737
Stock-based compensation			498					498
Dividends declared ($0.94 per share)				(6,617)				(6,617)
Common shares issued for employee stock purchase plan	2,579	14	55					69
Stock split fractional shares	(2,330)	(19)						(19)
Balance, September 30, 2019	7,517,796	$41,758	$51,290	$76,009	$(1,899)	$(12,115)	$18	$155,061

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2020	2019
OPERATING ACTIVITIES:
Net Income	$11,318	$12,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,310	1,904
Gain on sale of premise and equipment	(14)	—
Amortization of intangible assets	174	202
Provision for loan losses	2,040	1,035
Stock based compensation	675	498
Accretion and amortization of investment security discounts and premiums	382	499
Net securities gains, available for sale	(1,220)	(200)
Originations of loans held for sale	(95,661)	(41,601)
Proceeds of loans held for sale	96,167	43,908
Gain on sale of loans	(2,921)	(1,246)
Net equity securities gains	(30)	(44)
Net securities losses (gains), trading	16	(15)
Proceeds from the sale of trading securities	—	78
Purchases of trading securities	—	(74)
Earnings on bank-owned life insurance	(492)	(434)
(Increase) decrease in deferred tax asset	(599)	180
Other, net	2,756	(1,766)
Net cash provided by operating activities	14,901	15,773
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	37,252	16,289
Proceeds from calls and maturities of available for sale securities	567	3,089
Purchases of available for sale securities	(35,524)	(28,611)
Net decrease in loans	5,692	18,625
Acquisition of premises and equipment	(2,830)	(1,798)
Proceeds from the sale of premises and equipment	336	—
Proceeds from the sale of foreclosed assets	226	502
Purchase of bank-owned life insurance	(3,970)	(30)
Proceeds from bank-owned life insurance death benefit	248	—
Investment in limited partnership	(628)	—
Proceeds from redemption of regulatory stock	2,881	13,659
Purchases of regulatory stock	(4,359)	(8,299)
Net cash (used for) provided by investing activities	(109)	13,426
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	68,303	105,989
Net increase in noninterest-bearing deposits	99,502	6,515
Proceeds from long-term borrowings	35,000	50,000
Repayment of long-term borrowings	(43,333)	(32,608)
Net increase (decrease) in short-term borrowings	10,089	(161,878)
Finance lease principal payments	(53)	(70)
Dividends paid	(6,761)	(6,617)
Issuance of common stock	144	69
Net cash provided by (used for) financing activities	162,891	(38,600)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	177,683	(9,401)
CASH AND CASH EQUIVALENTS, BEGINNING	48,589	66,742
CASH AND CASH EQUIVALENTS, ENDING	$226,272	$57,341

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$11,516	$11,349
Income taxes paid	2,375	3,125
Non-cash investing and financing activities:
Right-of-use lease assets obtained in exchange for lessee finance lease liabilities	—	6,026
Right-of-use lease assets obtained in exchange for lessee operating lease liabilities	—	4,298
Transfer of loans to foreclosed real estate	207	525
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

Note 2.  Accumulated Other Comprehensive Gain (loss)

The changes in accumulated other comprehensive gain (loss) by component shown net of tax and parenthesis indicating debits, as of September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(In Thousands)	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$4,194	$(5,159)	$(965)	$2,419	$(5,202)	$(2,783)
Other comprehensive gain before reclassifications	1,046	—	1,046	996	—	996
Amounts reclassified from accumulated other comprehensive (loss) gain	(800)	41	(759)	(149)	37	(112)
Net current-period other comprehensive income	246	41	287	847	37	884
Ending balance	$4,440	$(5,118)	$(678)	$3,266	$(5,165)	$(1,899)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(In Thousands)	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$2,455	$(5,232)	$(2,777)	$(1,360)	$(5,276)	$(6,636)
Other comprehensive gain before reclassifications	2,949	—	2,949	4,784	—	4,784
Amounts reclassified from accumulated other comprehensive (loss) gain	(964)	114	(850)	(158)	111	(47)
Net current-period other comprehensive income	1,985	114	2,099	4,626	111	4,737
Ending balance	$4,440	$(5,118)	$(678)	$3,266	$(5,165)	$(1,899)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of September 30, 2020 and 2019 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net unrealized gain on available for sale securities	$1,013	$189	Net debt securities gains (losses), available for sale
Income tax effect	(213)	(40)	Income tax provision
Total reclassifications for the period	$800	$149

Net unrecognized pension costs	$(52)	$(46)	Salaries and employee benefits
Income tax effect	11	9	Income tax provision
Total reclassifications for the period	$(41)	$(37)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Net unrealized gain on available for sale securities	$1,220	$200	Net debt securities gains, available for sale
Income tax effect	(256)	(42)	Income tax provision
Total reclassifications for the period	$964	$158

Net unrecognized pension costs	$(144)	$(140)	Salaries and employee benefits
Income tax effect	30	29	Income tax provision
Total reclassifications for the period	$(114)	$(111)

Note 3.  Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits (Topic 715-20). This Update amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The Update eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The Update also removes the disclosure requirements for the effects of a one percentage point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits. This Update is effective for public business entities for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis. For all other entities, this Update is effective for fiscal years ending after December 15, 2021. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825), which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses, amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. Topic 815, Derivatives and Hedging, amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments, amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326), which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt ASU 2016-13.

In November 2019, the FASB issued ASU 2019-09, Financial Services ‒ Insurance (Topic 944), which defers the effective date of the amendments in Update 2018-12, Financial Services ‒ Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. For public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies, as defined by the SEC, the amendments in Update 2018-12 are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early application of the amendments in Update 2018-12 is permitted. For all other entities, the amendments in Update 2018-12 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early application of the amendments in Update 2018-12 is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective dates of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update also amends the mandatory effective date for the elimination of Step 2 from the goodwill impairment test under ASU No. 2017-04, Intangibles ‒ Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (Goodwill), to align with those used for credit losses. Furthermore, the

ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging and leases for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. The effective dates in this Update are the same as those applicable for ASU 2019-10. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), to simplify the accounting for income taxes, change the accounting for certain tax transactions, and make minor improvements to the codification. This Update provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or was a separate transaction. The Update also changes current guidance for making an intraperiod allocation if there is a loss in continuing operations and gains outside of continuing operations, determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting, accounting for tax law changes and year-to-date losses in interim periods, and determining how to apply the income tax guidance to franchise taxes that are partially based on income. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2020, the FASB issued ASU 2020-1, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), to clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting, for the purposes of applying the measurement alternative, in accordance with Topic 321, immediately before applying or upon discontinuing the equity method. The amendments also clarify that, for the purpose of applying paragraph 815-10-15-141 (a), an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option, in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2020, the FASB issued ASU 2020-2, Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), February 2020, to add and amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. This did not have a significant impact on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-3, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations

In January 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. It is too early to predict whether a new rate index replacement and the adoption of the ASU will have a material impact on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-6, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This ASU removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium. This ASU requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The amendments in this ASU are effective for public business entities that are not smaller reporting companies, for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 864,300 stock options, with an average exercise price of $28.20, outstanding on September 30, 2020. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the three and nine month periods due to the average market price of common shares of $20.84 and $24.20, respectively, exceeding the exercise price of the options issued. There were a total of 635,550 stock options outstanding for the same period end in 2019 that had an average exercise price of $29.30 and were excluded, on a weighted average basis, in the computation of diluted earnings per share because the quarterly average closing market price of common shares was $28.44 for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average common shares issued	7,525,561	7,517,280	7,522,803	7,516,406
Weighted average treasury stock shares	(480,225)	(480,225)	(480,225)	(480,225)
Weighted average common shares outstanding - basic	7,045,336	7,037,055	7,042,578	7,036,181
Dilutive effect of outstanding stock options	—	—	—	—
Weighted average common shares outstanding - basic and diluted	7,045,336	7,037,055	7,042,578	7,036,181

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$2,267	$25	$—	$2,292
State and political securities	84,873	5,136	(13)	89,996
Other debt securities	56,915	969	(497)	57,387
Total debt securities	$144,055	$6,130	$(510)	$149,675

Investment equity securities:
Other equity securities	$1,300	$11	$(20)	$1,291

Trading:
Other equity securities	$50	$—	$(15)	$35

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$4,956	$56	$(46)	$4,966
State and political securities	79,064	3,299	(77)	82,286
Other debt securities	61,492	401	(526)	61,367
Total debt securities	$145,512	$3,756	$(649)	$148,619

Investment equity securities:
Other equity securities	$1,300	$—	$(39)	$1,261

Trading:
Other equity securities	$50	$3	$(2)	$51

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019.

	September 30, 2020
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
State and political securities	4,179	(6)	904	(7)	5,083	(13)
Other debt securities	9,682	(260)	3,271	(237)	12,953	(497)
Total debt securities	$13,861	$(266)	$4,175	$(244)	$18,036	$(510)

	December 31, 2019
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$—	$—	$2,115	$(46)	$2,115	$(46)
State and political securities	7,958	(40)	224	(37)	8,182	(77)
Other debt securities	13,373	(216)	14,258	(310)	27,631	(526)
Total debt securities	$21,331	$(256)	$16,597	$(393)	$37,928	$(649)

At September 30, 2020, there were a total of 18 securities in a continuous unrealized loss position for less than twelve months and 4 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at September 30, 2020, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$10,744	$10,812
Due after one year to five years	66,984	68,131
Due after five years to ten years	56,013	60,132
Due after ten years	10,314	10,600
Total	$144,055	$149,675

Total gross proceeds from sales of debt securities available for sale for the three and nine months ended September 30, 2020 were $32,089,000 and $37,252,000 respectively, compared to 2019 totals of $8,157,000 and 16,289,000.

The following table represents gross realized gains and losses from the sales of debt securities available for sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Available for sale (AFS):
Gross realized gains:
Mortgage-backed securities	$—	$—	$83	$—
State and political securities	839	190	943	204
Other debt securities	174	—	194	4
Total gross realized gains	$1,013	$190	$1,220	$208

Gross realized losses:
State and political securities	$—	$1	$—	$3
Other debt securities	—	—	—	5
Total gross realized losses	$—	$1	$—	$8

There were no impairment charges included in gross realized losses for the three and nine months ended September 30, 2020 and 2019, respectively.

Investment securities with a carrying value of approximately $124,542,000 and $74,163,000 at September 30, 2020 and December 31, 2019, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At September 30, 2020 and December 31, 2019, we had $1,291,000 and $1,261,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Net gains (losses) recognized in equity securities during the period(	$—	$(21)	$30	$44
Less: Net gains realized on the sale of equity securities during the period	—	—	—	—
Unrealized gains recognized in equity securities held at reporting date	$—	$(21)	$30	$44

Net gains and losses on trading account securities are as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Net gains on sale transactions	$—	$—	$—	$8
Net mark-to-market (losses) gains	(2)	2	(16)	7
Net (loss) gain on trading account securities	$(2)	$2	$(16)	$15

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

The following table presents the related aging categories of loans, by segment, as of September 30, 2020 and December 31, 2019:

	September 30, 2020
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$171,344	$245	$—	$1,565	$173,154
Real estate mortgage:
Residential	590,275	2,581	595	1,667	595,118
Commercial	348,644	429	196	6,452	355,721
Construction	43,142	—	—	58	43,200
Consumer automobile loans	159,810	374	—	17	160,201
Other consumer installment loans	20,294	373	—	3	20,670
	1,333,509	$4,002	$791	$9,762	1,348,064
Net deferred loan fees and discounts	1,076				1,076
Allowance for loan losses	(13,429)				(13,429)
Loans, net	$1,321,156				$1,335,711

	December 31, 2019
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$153,737	$249	$30	$2,197	$156,213
Real estate mortgage:
Residential	615,580	4,881	1,529	1,266	623,256
Commercial	355,597	775	164	6,725	363,261
Construction	37,871	131	—	65	38,067
Consumer automobile loans	149,703	709	—	105	150,517
Other consumer installment loans	22,124	579	324	16	23,043
	1,334,612	$7,324	$2,047	$10,374	1,354,357
Net deferred loan fees and discounts	1,187				1,187
Allowance for loan losses	(11,894)				(11,894)
Loans, net	$1,323,905				$1,343,650

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020		2019
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$2	$14	$51	$49
Real estate mortgage:
Residential	14	2	76	76
Commercial	52	—	68	30
Construction	—	—	1	1
Consumer automobile loans	—	—	—	—
Other consumer installment loans	—	—	1	1
	$68	$16	$197	$157

	Nine Months Ended September 30,
	2020		2019
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$37	$14	$108	$132
Real estate mortgage:
Residential	27	2	142	118
Commercial	116	—	233	104
Construction	1	—	3	3
Consumer automobile loans	2	3	3	2
Other consumer installment loans	3	—	2	1
	$186	$19	$491	$360

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,820	$4,607	$—
Real estate mortgage:
Residential	4,305	4,305	—
Commercial	4,113	4,113	—
Construction	60	60	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	10,298	13,085	—
With an allowance recorded:
Commercial, financial, and agricultural	15	15	—
Real estate mortgage:
Residential	1,272	1,272	187
Commercial	3,092	3,092	920
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	4,379	4,379	1,107
Total:
Commercial, financial, and agricultural	1,835	4,622	—
Real estate mortgage:
Residential	5,577	5,577	187
Commercial	7,205	7,205	920
Construction	60	60	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	$14,677	$17,464	$1,107

	December 31, 2019
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$2,285	$5,072	$—
Real estate mortgage:
Residential	5,008	5,008	—
Commercial	5,035	5,035	—
Construction	65	65	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	12,393	15,180	—
With an allowance recorded:
Commercial, financial, and agricultural	—	—	—
Real estate mortgage:
Residential	1,168	1,200	211
Commercial	3,540	3,590	1,104
Construction	—	—	—
Consumer automobile loans	130	130	62
Installment loans to individuals	16	16	16
	4,854	4,936	1,393
Total:
Commercial, financial, and agricultural	2,285	5,072	—
Real estate mortgage:
Residential	6,176	6,208	211
Commercial	8,575	8,625	1,104
Construction	65	65	—
Consumer automobile loans	130	130	62
Installment loans to individuals	16	16	16
	$17,247	$20,116	$1,393

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020			2019
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,543	$33	$14	$5,236	$1	$49
Real estate mortgage:
Residential	5,117	63	2	5,006	26	76
Commercial	6,587	71	—	9,037	30	31
Construction	54	1	—	70	—	1
Consumer automobile	147	—	—	37	—	—
Other consumer installment loans	—	—	—	5	—	—
	$13,448	$168	$16	$19,391	$57	$157

	Nine Months Ended September 30,
	2020			2019
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,849	$34	$14	$5,269	$3	$131
Real estate mortgage:
Residential	5,535	177	2	4,584	81	115
Commercial	7,577	118	—	10,053	91	100
Construction	60	1	—	72	—	3
Consumer automobile	111	1	3	45	—	1
Other consumer installment loans	4	—	—	11	—	—
	$15,136	$331	$19	$20,034	$175	$350

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

There were no loan modifications considered to be TDRs completed during the three and nine months ended September 30, 2020. There were five loan modifications considered TDRs completed during the nine months ended September 30, 2019. Loan modifications that are considered TDRs completed during the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended September 30,
	2019
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	—	$—	$—
Real estate mortgage:
Residential	1	2,059	2,059
Commercial	—	—	—
	1	$2,059	$2,059

	Nine Months Ended September 30,
	2019
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	2	$4,014	$4,014
Real estate mortgage:
Residential	1	2,059	2,059
Commercial	2	2,862	2,862
	5	$8,935	$8,935
There were two loan modifications considered to be TDRs made during the twelve months previous to September 30, 2020 that defaulted during the nine months ended September 30, 2020. The defaulted loan types and recorded investments at September

30, 2020 are as follows: one commercial real estate loan with a recorded investment of $1,040,000, and one commercial and agricultural loans with a recorded investment of $640,000. There were no loan modifications considered to be TDRs made during the twelve months previous to September 30, 2019 that defaulted during the nine months ended September 30, 2019.

Troubled debt restructurings amounted to $12,218,000 and $13,282,000 as of September 30, 2020 and December 31, 2019, respectively.

The amount of foreclosed residential real estate held at September 30, 2020 and December 31, 2019, totaled $376,000 and $493,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2020 and December 31, 2019, totaled $446,000 and $32,000, respectively.

The Company began offering short-term loan modifications to provide relief to borrowers during the COVID-19 national emergency. The CARES Act along with a joint agency statement issued by federal and state banking agencies, provides that short-term modifications made in a good faith basis in response to COVID-19 who were current at the time the modification program is implemented do not need to be accounted for as TDRs. Loan modifications and payment deferrals have been at historical high levels as the impact of the pandemic continues. As of September 30, 2020, the loan modification/deferral program in place has generated deferrals of up to 180 days that have been granted on 1,530 loans with 1,395 loans remaining in their deferral period with an aggregate outstanding balance of $230,326,000. These loan modifications met applicable requirements to not be considered troubled debt restructurings. The number of customers seeking loan modifications or payment deferrals may increase as the effects of the pandemic continue.

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

The following table presents the credit quality categories identified above as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$167,073	$592,131	$341,309	$43,041	$160,184	$20,667	$1,324,405
Special Mention	4,516	1,320	7,960	40	—	—	13,836
Substandard	1,565	1,667	6,452	119	17	3	9,823
	$173,154	$595,118	$355,721	$43,200	$160,201	$20,670	$1,348,064

	December 31, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$149,349	$618,350	$348,864	$37,931	$150,517	$23,039	$1,328,050
Special Mention	3,174	2,436	5,080	—	—	—	10,690
Substandard	3,690	2,470	9,317	136	—	4	15,617
	$156,213	$623,256	$363,261	$38,067	$150,517	$23,043	$1,354,357

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

Activity in the allowance is presented for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,953	$4,478	$3,335	$150	$2,214	$127	$720	$12,977
Charge-offs	—	(6)	—	—	(200)	(33)	—	(239)
Recoveries	9	1	—	—	10	26	—	46
Provision	17	(24)	(290)	20	(27)	135	814	645
Ending Balance	$1,979	$4,449	$3,045	$170	$1,997	$255	$1,534	$13,429

	Three Months Ended September 30, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,584	$5,749	$3,523	$132	$1,435	$240	$1,338	$14,001
Charge-offs	—	(114)	—	—	(34)	(73)	—	(221)
Recoveries	43	2	—	2	14	48	—	109
Provision	159	4	(12)	22	(41)	27	201	360
Ending Balance	$1,786	$5,641	$3,511	$156	$1,374	$242	$1,539	$14,249

t	Nine Months Ended September 30, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,779	$4,306	$3,210	$118	$1,780	$278	$423	$11,894
Charge-offs	(22)	(174)	—	—	(289)	(215)	—	(700)
Recoveries	32	48	—	5	17	93	—	195
Provision	190	269	(165)	47	489	99	1,111	2,040
Ending Balance	$1,979	$4,449	$3,045	$170	$1,997	$255	$1,534	$13,429

	Nine Months Ended September 30, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,680	$5,616	$4,047	$143	$1,328	$259	$764	$13,837
Charge-offs	(80)	(251)	(150)	—	(172)	(235)	—	(888)
Recoveries	84	3	1	10	74	93	—	265
Provision	102	273	(387)	3	144	125	775	1,035
Ending Balance	$1,786	$5,641	$3,511	$156	$1,374	$242	$1,539	$14,249

The shift in allocation of the loan provision is primarily due to changes in the credit metrics within the loan portfolio and the economic uncertainty caused by the COVID-19 pandemic. The increase in the loan provision within the unallocated segment is the result of the uncertainty that has been caused by the COVID-19 pandemic.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at September 30, 2020 and 2019:

	September 30,
	2020	2019
Owners of residential rental properties	16.29%	15.41%
Owners of commercial rental properties	12.98%	12.19%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$187	$920	$—	$—	$—	$—	$1,107
Collectively evaluated for impairment	1,979	4,262	2,125	170	1,997	255	1,534	12,322
Total ending allowance balance	$1,979	$4,449	$3,045	$170	$1,997	$255	$1,534	$13,429

Loans:
Individually evaluated for impairment	$1,835	$5,577	$7,205	$60	$—	$—		$14,677
Collectively evaluated for impairment	171,319	589,541	348,516	43,140	160,201	20,670		1,333,387
Total ending loans balance	$173,154	$595,118	$355,721	$43,200	$160,201	$20,670		$1,348,064

	December 31, 2019
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$211	$1,104	$—	$62	$16	$—	$1,393
Collectively evaluated for impairment	1,779	4,095	2,106	118	1,718	262	423	10,501
Total ending allowance balance	$1,779	$4,306	$3,210	$118	$1,780	$278	$423	$11,894

Loans:
Individually evaluated for impairment	$2,285	$6,176	$8,575	$65	$130	$16		$17,247
Collectively evaluated for impairment	153,928	617,080	354,686	38,002	150,387	23,027		1,337,110
Total ending loans balance	$156,213	$623,256	$363,261	$38,067	$150,517	$23,043		$1,354,357

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.

The following sets forth the components of the net periodic benefit/cost of the domestic non-contributory defined benefit plan for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Interest cost	$161	$191	$481	$573
Expected return on plan assets	(330)	(248)	(956)	(746)
Amortization of net loss	52	46	144	140
Net periodic benefit	$(117)	$(11)	$(331)	$(33)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2019, that it expected to contribute a minimum of $500,000 to its defined benefit plan in 2020.  As of September 30, 2020, there were contributions of $1,250,000 made to the plan with additional contributions of at least $250,000 anticipated during the remainder of 2020.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the nine months ended September 30, 2020 and 2019, there were 2,888 and 2,579 shares issued under the Plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2020 and December 31, 2019:

(In Thousands)	September 30, 2020	December 31, 2019
Commitments to extend credit	$189,556	$187,778
Standby letters of credit	10,186	9,638
Credit exposure from the sale of assets with recourse	8,495	6,826
	$208,237	$204,242

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2020 and December 31, 2019, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2020
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$2,292	$—	$2,292
State and political securities	—	89,996	—	89,996
Other debt securities	—	57,387	—	57,387
Investment equity securities:
Other equity securities	1,291	—	—	1,291
Investment securities, trading:
Other equity securities	35	—	—	35

	December 31, 2019
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$4,966	$—	$4,966
State and political securities	—	82,286	—	82,286
Other debt securities	—	61,367	—	61,367
Investment equity securities:
Other equity securities	1,261	—	—	1,261
Investment securities, trading:
Other equity securities	51	—	—	51

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2020
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$12,910	$12,910
Other real estate owned	—	—	376	376

	December 31, 2019
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$15,854	$15,854
Other real estate owned	—	—	413	413

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$5,604	Discounted cash flow	Temporary reduction in payment amount	3% to (59)%	(19)%
	7,306	Appraisal of collateral (1)	Appraisal adjustments (1)	0% to (30)%	(8)%
Other real estate owned	$376	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2019
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$6,950	Discounted cash flow	Temporary reduction in payment amount	17% to (59)%	(24)%
	8,904	Appraisal of collateral (1)	Appraisal adjustments (1)	—% to (30)%	(9)%
Other real estate owned	$413	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at September 30, 2020 and December 31, 2019:

	Carrying	Fair	Fair Value Measurements at September 30, 2020
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$226,272	$226,272	$226,272	$—	$—
Restricted investment in bank stock (1)	15,006	15,006	15,006	—	—
Loans held for sale (1)	6,647	6,647	6,647	—	—
Loans, net	1,335,711	1,401,625	—	—	1,401,625
Bank-owned life insurance (1)	33,474	33,474	33,474	—	—
Accrued interest receivable (1)	8,540	8,540	8,540	—	—

Financial liabilities:
Interest-bearing deposits	$1,057,562	$1,123,505	$807,449	$—	$316,056
Noninterest-bearing deposits (1)	434,248	434,248	434,248	—	—
Short-term borrowings (1)	15,009	15,009	15,009	—	—
Long-term borrowings	153,534	159,534	—	—	159,534
Accrued interest payable (1)	1,491	1,491	1,491	—	—
(1) The financial instrument is carried at cost at September 30, 2020, which approximate the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2019
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$48,589	$48,589	$48,589	$—	$—
Restricted investment in bank stock (1)	13,528	13,528	13,528	—	—
Loans held for sale (1)	4,232	4,232	4,232	—	—
Loans, net	1,343,650	1,346,395	—	—	1,346,395
Bank-owned life insurance (1)	29,253	29,253	29,253	—	—
Accrued interest receivable (1)	5,246	5,246	5,246	—	—

Financial liabilities:
Interest-bearing deposits	$989,259	$990,747	$611,374	$—	$379,373
Noninterest-bearing deposits (1)	334,746	334,746	334,746	—	—
Short-term borrowings (1)	4,920	4,920	4,920	—	—
Long-term borrowings	161,920	163,931	—	—	163,931
Accrued interest payable (1)	1,671	1,671	1,671	—	—
(1) The financial instrument is carried at cost at December 31, 2019, which approximate the fair value of the instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments at September 30, 2020 is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculation of the above tables.

Note 12.  Stock Options

In 2014, the Company adopted the 2014 Equity Incentive Plan designed to help the Company attract, retain, and motivate employees and non-employee directors. Incentive stock options, non-qualified stock options, and restricted stock may be granted as part of the plan.

As of January 1, 2020, the Company had a total of 625,800 stock options outstanding. During the period ended September 30, 2020, the Company issued 238,500 stock options with a strike price of $25.34 to a group of employees. The options granted in 2020 all expire ten years from the grant date. Of the 238,500 grants awarded in 2020, 119,300 of the options vest in 3 years while the 119,200 remaining options vest in five years.

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
March 11, 2020	119,300	—	119,300	$25.34	3 years	10 years
March 11, 2020	119,200	—	119,200	25.34	5 years	10 years
March 15, 2019	120,900	(1,950)	118,950	28.01	3 years	10 years
March 15, 2019	119,100	(1,800)	117,300	28.01	5 years	10 years
August 24, 2018	75,300	(1,950)	73,350	30.67	3 years	10 years
August 24, 2018	149,250	(4,050)	145,200	30.67	5 years	10 years
January 5, 2018	18,750	—	18,750	30.07	3 years	10 years
January 5, 2018	18,750	—	18,750	30.07	5 years	10 years
March 24, 2017	69,375	(6,750)	62,625	29.47	3 years	10 years
March 24, 2017	35,625	—	35,625	29.47	5 years	10 years
August 27, 2015	58,125	(22,875)	35,250	28.02	5 years	10 years

A summary of stock option activity is presented below:

	September 30, 2020		September 30, 2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	625,800	$29.29	395,550	$30.08
Granted	238,500	25.34	240,000	28.01
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	864,300	$28.20	635,550	$29.30

Exercisable, end of period	97,875	$28.95	—	$—

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

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense related to stock options was $239,000 and $675,000 for the three and nine months ended September 30, 2020 compared to $185,000 and $498,000 for the same period of 2019. As of September 30, 2020, a total of 97,875 stock options were exercisable and the weighted average years to expiration was 8.17 years years. The fair value of options granted during the nine months ended September 30, 2020 was $1,343,000 or $5.63 per award. Total unrecognized compensation cost for non-vested options was $2,165,000 and will be recognized over their weighted average remaining vesting period of 1.45 years years.

Note 13.  Leases

The following table shows finance lease right of use assets and finance lease liabilities as of:

(In Thousands)	Statement of Financial Condition classification	September 30, 2020	December 31, 2019
Finance lease right of use assets	Premises and equipment, net	$5,307	$5,456
Finance lease liabilities	Long-term borrowings	5,534	5,587

The following table shows the components of finance and operating lease expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019

Finance Lease Cost:
Amortization of right-of-use asset	$50	$65	$150	$194
Interest expense	53	56	159	168
Operating lease cost	76	99	243	271
Variable lease cost	—	1	—	3
Total Lease Cost	$179	$221	$552	$636

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(In Thousands)	Operating	Finance
2020	$71	$70
2021	291	282
2022	298	283
2023	273	284
2024	263	290
2025 and thereafter	3,176	8,004
Total undiscounted cash flows	4,372	9,213
Discount on cash flows	(1,153)	(3,679)
Total lease liability	$3,219	$5,534

The following table shows the weighted average remaining lease term and weighted average discount rate for both operating and finance leases outstanding as of September 30, 2020.

	Operating	Finance
Weighted-average term (years)	18.4	27.4
Weighted-average discount rate	3.51%	3.77%

Note 14.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

Note 15.  Subsequent Events

All events subsequent to the date of the consolidated financial statements through November 9, 2020, and for which U.S. GAAP requires adjustment or disclosure, have been adjusted or disclosed, including that the 2019 novel coronavirus (or COVID-19) has adversely affected, and may continue to adversely affect, economic activity globally, nationally, and locally.  In response to COVID-19, among other things, the Company has incurred loan rate modifications and payment deferrals of up to 180 days.  For further discussion, see COVID-19 Impact section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Summary Results

Net income for the three and nine months ended September 30, 2020 were $4,472,000 and $11,305,000 compared to $4,650,000 and $12,839,000 for the same periods of 2019, Results for the three and nine months ended September 30, 2020 compared to 2019 were impacted by an increase in after-tax securities gains of $665,000 (from a gain of $134,000 to a gain of $799,000) for the three month period and $770,000 (from a gain of $205,000 to a gain of $975,000) for the nine month period. Basic and diluted earnings per share for the three and nine months ended September 30, 2020 were $0.63 and $1.61, respectively, compared to the corresponding periods of 2019 basic and diluted earnings per share of $0.66 and $1.82. Return on average assets and return on average equity were 0.97% and 11.05% for the three months ended September 30, 2020 compared to 1.10% and 12.18% for the corresponding period of 2019. Return on average assets and return on average equity were 0.85% and 9.57% for the nine months ended September 30, 2020 compared to 1.02% and 11.69% for the corresponding period of 2019. Net income from core operations (“core earnings”) was $3,673,000 and $10,330,000 for the three and nine months ended September 30, 2020, respectively, compared to $4,516,000 and $12,634,000 for the corresponding periods of 2019. Core basic and diluted earnings per share for the three and nine months ended September 30, 2020 were $0.52 and $1.47, respectively, compared to $0.64 and $1.80 basic and diluted for the corresponding periods of 2019.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP net income	$4,472	$4,650	$11,305	$12,839
Less: net securities gains, net of tax	799	134	975	205
Non-GAAP core earnings	$3,673	$4,516	$10,330	$12,634

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Return on average assets (ROA)	0.97%	1.10%	0.85%	1.02%
Less: net securities gains, net of tax	0.18%	0.03%	0.07%	0.01%
Non-GAAP core ROA	0.79%	1.07%	0.78%	1.01%

		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Return on average equity (ROE)		11.05%	12.18%	9.57%	11.69%
Less: net securities gains, net of tax		1.97%	0.36%	0.82%	0.20%
Non-GAAP core ROE	.	9.08%	11.82%	8.75%	11.49%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings per share (EPS)	$0.63	$0.66	$1.61	$1.82
Less: net securities gains, net of tax	0.11	0.02	0.14	0.02
Non-GAAP core operating EPS	$0.52	$0.64	$1.47	$1.80

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Diluted EPS	$0.63	$0.66	$1.61	$1.82
Less: net securities gains, net of tax	0.11	0.02	0.14	0.02
Non-GAAP diluted core EPS	$0.52	$0.64	$1.47	$1.80

Interest and Dividend Income

Interest and dividend income for the three and nine months ended September 30, 2020 decreased to $15,387,000 and $47,592,000, respectively, compared to $17,084,000 and $50,359,000 for the same periods of 2019 as the interest rate environment remains at a level below historical levels. Loan portfolio income decreased due to a decrease in average rate paid on loans and a decrease in the average loan portfolio balance. Investment securities and dividend income decreased as the increase in the average portfolio balance was more than offset by a decrease in the average rate earned on the portfolio. The decrease in dividend and other interest income is due to a decrease in the amount of dividends received on restricted investment in bank stock held.

Interest and dividend income composition for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended
	September 30, 2020		September 30, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$14,080	91.51%	$15,426	90.30%	$(1,346)	(8.73)%
Investment securities:
Taxable	925	6.01	998	5.84	(73)	(7.31)
Tax-exempt	170	1.10	167	0.98	3	1.80
Dividend and other interest income	212	1.38	493	2.88	(281)	(57.00)
Total interest and dividend income	$15,387	100.00%	$17,084	100.00%	$(1,697)	(9.93)%

	Nine Months Ended
	September 30, 2020		September 30, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$43,403	91.20%	$45,595	90.54%	$(2,192)	(4.81)%
Investment securities:
Taxable	2,958	6.21	2,899	5.76	59	2.04
Tax-exempt	484	1.02	520	1.03	(36)	(6.92)
Dividend and other interest income	747	1.57	1,345	2.67	(598)	(44.46)
Total interest and dividend income	$47,592	100.00%	$50,359	100.00%	$(2,767)	(5.49)%

Interest Expense

Interest expense for the three and nine months ended September 30, 2020 decreased $639,000 and $529,000, respectively, compared to the same periods of 2019. During the three and nine months ended September 30, 2020 interest-bearing deposit rates were significantly reduced. However, the decrease in deposit rates was offset by a significant increase in average interest-bearing deposit. Long-term borrowings have been utilized to lock in funding and historically low interest rates and to assist with the funding of the loan and investment portfolios.

Interest expense composition for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended
	September 30, 2020		September 30, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,569	72.53%	$3,165	75.70%	$(596)	(18.83)%
Short-term borrowings	8	0.23	7	0.17	1	14.29
Long-term borrowings	965	27.24	1,009	24.13	(44)	(4.36)
Total interest expense	$3,542	100.00%	$4,181	100.00%	$(639)	(15.28)%

	Nine Months Ended
	September 30, 2020		September 30, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$8,406	74.15%	$8,336	70.26%	$70	0.84%
Short-term borrowings	37	0.33	790	6.66	(753)	(95.32)
Long-term borrowings	2,893	25.52	2,739	23.08	154	5.62
Total interest expense	$11,336	100.00%	$11,865	100.00%	$(529)	(4.46)%

Net Interest Margin

The net interest margin (“NIM”) for the three and nine months ended September 30, 2020 was 2.76% and 2.97%, respectively, compared to 3.32% and 3.34% for the corresponding periods of 2019. The decrease in the net interest margin was driven by a decrease in the yield of the loan portfolio of 34 and 11 basis points ("bps"), while the the investment portfolio yield declined 56 and 60 bps, respectively, for the three and nine month periods during the current low interest rate environment. Further compressing the net interest margin was the significant increase of interest-bearing deposits. These deposits carry a current yield of a few basis points as commercial customers have received PPP funding and retail customers have received stimulus funding. Rates paid on interest-bearing liabilities were decreased over the three and nine months ended September 30, 2020 resulting in a decline in rate paid of 26 and 7 bps as compared to the three and nine months ended September 30, 2019. The rate paid on short-term borrowings decreased significantly as the balance consists primarily of securities sold under agreement to repurchase. These rate decreases will partially offset the decline in earning asset yield.

The following is a schedule of average balances and associated yields for the three and nine months ended September 30, 2020 and 2019:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$42,047	$386	3.65%	$66,617	$505	3.04%
All other loans	1,313,474	13,775	4.17%	1,317,964	15,027	4.57%
Total loans (2)	1,355,521	14,161	4.16%	1,384,581	15,532	4.50%

Taxable securities	140,695	1,116	3.23%	137,394	1,284	3.79%
Tax-exempt securities (3)	30,587	216	2.87%	25,769	211	3.32%
Total securities	171,282	1,332	3.16%	163,163	1,495	3.72%

Interest-bearing deposits	203,817	21	0.04%	36,853	207	2.25%

Total interest-earning assets	1,730,620	15,514	3.57%	1,584,597	17,234	4.37%

Other assets	121,901			101,318

Total assets	$1,852,521			$1,685,915

Liabilities and shareholders’ equity:
Savings	$199,420	51	0.10%	$169,628	66	0.16%
Super Now deposits	273,190	489	0.71%	232,918	481	0.83%
Money market deposits	263,926	330	0.50%	237,362	581	0.98%
Time deposits	329,190	1,699	2.05%	370,229	2,037	2.21%
Total interest-bearing deposits	1,065,726	2,569	0.96%	1,010,137	3,165	1.26%

Short-term borrowings	17,517	8	0.18%	7,990	7	0.35%
Long-term borrowings	165,064	965	2.33%	169,017	1,009	2.26%
Total borrowings	182,581	973	2.12%	177,007	1,016	2.18%

Total interest-bearing liabilities	1,248,307	3,542	1.13%	1,187,144	4,181	1.39%

Demand deposits	424,753			324,940
Other liabilities	17,644			21,151
Shareholders’ equity	161,817			152,680

Total liabilities and shareholders’ equity	$1,852,521			$1,685,915
Interest rate spread			2.44%			2.98%
Net interest income/margin		$11,972	2.76%		$13,053	3.32%

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$46,476	$1,138	3.27%	$69,973	$1,592	3.04%
All other loans	1,304,207	42,504	4.35%	1,315,022	44,337	4.51%
Total loans (2)	1,350,683	43,642	4.32%	1,384,995	45,929	4.43%

Taxable securities	143,601	3,582	3.38%	131,451	3,934	4.05%
Tax-exempt securities	27,558	613	3.02%	26,813	658	3.32%
Total securities	171,159	4,195	3.32%	158,264	4,592	3.92%

Interest-bearing deposits	125,447	123	0.13%	18,050	310	2.30%

Total interest-earning assets	1,647,289	47,960	3.89%	1,561,309	50,831	4.36%

Other assets	116,868			109,278

Total assets	$1,764,157			$1,670,587

Liabilities and shareholders’ equity:
Savings	$189,205	209	0.15%	$168,909	147	0.12%
Super Now deposits	248,327	1,322	0.71%	236,965	1,313	0.74%
Money market deposits	234,772	1,225	0.70%	242,630	1,649	0.91%
Time deposits	356,897	5,650	2.11%	335,456	5,227	2.08%
Total interest-bearing deposits	1,029,201	8,406	1.09%	983,960	8,336	1.13%

Short-term borrowings	13,195	37	0.37%	45,046	790	2.34%
Long-term borrowings	165,702	2,893	2.33%	153,684	2,739	2.24%
Total borrowings	178,897	2,930	2.19%	198,730	3,529	2.26%

Total interest-bearing liabilities	1,208,098	11,336	1.25%	1,182,690	11,865	1.32%

Demand deposits	378,889			318,602
Other liabilities	19,682			22,705
Shareholders’ equity	157,488			146,590

Total liabilities and shareholders’ equity	$1,764,157			$1,670,587
Interest rate spread			2.64%			3.04%
Net interest income/margin		$36,624	2.97%		$38,966	3.34%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Total interest income	$15,387	$17,084	$47,592	$50,359
Total interest expense	3,542	4,181	11,336	11,865
Net interest income	11,845	12,903	36,256	38,494
Tax equivalent adjustment	127	150	368	472
Net interest income (fully taxable equivalent)	$11,972	$13,053	$36,624	$38,966

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 vs. 2019			2020 vs. 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$(209)	$90	$(119)	$(501)	$47	$(454)
All other loans	(47)	(1,205)	(1,252)	(345)	(1,488)	(1,833)
Taxable investment securities	30	(198)	(168)	187	(539)	(352)
Tax-exempt investment securities	37	(32)	5	8	(53)	(45)
Interest bearing deposits	182	(368)	(186)	1,305	(1,492)	(187)
Total interest-earning assets	(7)	(1,713)	(1,720)	654	(3,525)	(2,871)

Interest expense:
Savings deposits	11	(26)	(15)	20	42	62
Super Now deposits	81	(73)	8	43	(34)	9
Money market deposits	59	(310)	(251)	(52)	(372)	(424)
Time deposits	(205)	(133)	(338)	345	78	423
Short-term borrowings	5	(4)	1	(344)	(409)	(753)
Long-term borrowings	(44)	—	(44)	101	53	154
Total interest-bearing liabilities	(93)	(546)	(639)	113	(642)	(529)
Change in net interest income	$86	$(1,167)	$(1,081)	$541	$(2,883)	$(2,342)

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2020, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $11,894,000 at December 31, 2019 to $13,429,000 at September 30, 2020. The increase in the allowance for loan losses was primarily driven by the economic uncertainity caused by the COVID-19 pandemic. At September 30, 2020 and December 31, 2019, the allowance for loan losses to total loans was 1.00% and 0.88%, respectively.

The provision for loan losses totaled $645,000 and $2,040,000 for the three and nine months ended September 30, 2020, respectively, and the amounts for the corresponding 2019 periods were $360,000 and $1,035,000. The increase in the provision for loan losses for the three and nine months ended September 30, 2020 compared to the corresponding 2019 periods were primarily the result of the economic impact caused by the COVID-19 pandemic and the uncertainty for the future that it presents.

Nonperforming loans decreased to $10,553,000 at September 30, 2020 from $17,208,000 at September 30, 2019. The majority of nonperforming loans are centered on loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses. The ratio of nonperforming loans to total loans was 0.77% and 1.26% at September 30, 2020 and 2019, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 129.17% and 82.80% at September 30, 2020 and 2019, respectively. Internal loan review and analysis coupled with changes in the loan portfolio composition and the impact of the COVID-19 pandemic dictated a provision for loan losses of $2,040,000 for the nine months ended September 30, 2020.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
September 30, 2020	$791	$9,762	$10,553
June 30, 2020	1,279	9,818	11,097
March 31, 2020	1,503	9,797	11,300
December 31, 2019	2,047	10,374	12,421
September 30, 2019	1,304	15,904	17,208

Non-interest Income

Total non-interest income for the three and nine months ended September 30, 2020 compared to the same periods in 2019 increased $1,213,000 to $4,035,000 and $1,548,000 to $9,093,000, respectively. Excluding net securities gains, non-interest income for the three and nine months ended September 30, 2020 increased $372,000 and increased $573,000, respectively, compared to the same periods in 2019. Gain on sale of loans increased as the low rate environment has led to an increase in refinancing activity. Service charges declined as the overdraft fee income has declined as a result of the impact of the COVID-19 pandemic. The decrease in brokerage commissions is due to a change in the product mix and reduced consumer activity during the COVID-19 pandemic. The decrease in debit card fees is a result of a decrease in debit card usage resulting from the impact of the COVID-19 pandemic. The fluctuation in other income results primarily from other fees associated with loans sold on the secondary market.

Non-interest income composition for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended
	September 30, 2020		September 30, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$388	9.62%	$622	22.04%	$(234)	(37.62)%
Net debt securities gains, available for sale	1,013	25.11	189	6.70	824	(435.98)
Net equity securities (losses) gains	—	—	(21)	(0.74)	21	100.00
Net securities (losses) gains, trading	(2)	(0.05)	2	0.07	(4)	(200.00)
Bank-owned life insurance	156	3.87	143	5.07	13	9.09
Gain on sale of loans	1,449	35.91	583	20.66	866	148.54
Insurance commissions	101	2.50	93	3.30	8	8.60
Brokerage commissions	224	5.55	353	12.51	(129)	(36.54)
Debit card income	352	8.72	333	11.80	19	5.71
Other	354	8.77	525	18.59	(171)	(32.57)
Total non-interest income	$4,035	100.00%	$2,822	100.00%	$1,213	42.98%

	Nine Months Ended
	September 30, 2020		September 30, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,249	13.74%	$1,776	23.54%	$(527)	(29.67)%
Net debt securities gains, available for sale	1,220	13.42	200	2.65	1,020	(510.00)
Net equity securities gains	30	0.33	44	0.58	(14)	31.82
Net securities (losses) gains, trading	(16)	(0.18)	15	0.20	(31)	(206.67)
Bank-owned life insurance	492	5.41	434	5.75	58	13.36
Gain on sale of loans	2,921	32.12	1,246	16.51	1,675	134.43
Insurance commissions	320	3.52	346	4.59	(26)	(7.51)
Brokerage commissions	779	8.57	1,032	13.68	(253)	(24.52)
Debit card income	936	10.29	1,032	13.68	(96)	(9.30)
Other	1,162	12.78	1,420	18.82	(258)	(18.17)
Total non-interest income	$9,093	100.00%	$7,545	100.00%	$1,548	20.52%

Non-interest Expense

Total non-interest expense increased $166,000 and $14,000 for the three and nine months ended September 30, 2020 compared to the same periods of 2019. The decrease in salaries and employee benefits is attributable to employee layoffs during the second and third quarters of 2020 due to the COVID-19 pandemic. Furniture and equipment expenses for the nine month period have increased as maintenance costs have increased and older equipment was replaced. Software amortization increased due to updating software programs that require new licensing fee structures. Marketing expenses decreased as targeted direct mail marketing has replaced mass marketing. The fluctuation in professional fees consists primarily of an increase in legal and audit fees. The increase in deposit insurance reflects the assessment credits issued by the FDIC during 2019.

Non-interest expense composition for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended
	September 30, 2020		September 30, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$5,465	56.30%	$5,488	57.52%	$(23)	(0.42)%
Occupancy	599	6.17	638	6.69	(39)	(6.11)
Furniture and equipment	837	8.62	885	9.28	(48)	(5.42)
Software amortization	257	2.65	234	2.45	23	9.83
Pennsylvania shares tax	340	3.50	285	2.99	55	19.30
Professional fees	608	6.26	585	6.13	23	3.93
Federal Deposit Insurance Corporation deposit insurance	271	2.79	—	—	271	#DIV/0!
Marketing	61	0.63	98	1.03	(37)	(37.76)
Intangible amortization	53	0.55	62	0.65	(9)	(14.52)
Other	1,216	12.53	1,266	13.26	(50)	(3.95)
Total non-interest expense	$9,707	100.00%	$9,541	100.00%	$166	1.74%

	Nine Months Ended
	September 30, 2020		September 30, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$16,362	55.60%	$16,512	56.14%	$(150)	(0.91)%
Occupancy	1,927	6.55	2,085	7.09	(158)	(7.58)
Furniture and equipment	2,525	8.58	2,421	8.23	104	4.30
Software amortization	743	2.52	629	2.14	114	18.12
Pennsylvania shares tax	948	3.22	863	2.93	85	9.85
Professional fees	1,888	6.42	1,834	6.24	54	2.94
Federal Deposit Insurance Corporation deposit insurance	650	2.21	504	1.71	146	28.97
Marketing	170	0.58	233	0.79	(63)	(27.04)
Intangible amortization	174	0.59	202	0.69	(28)	(13.86)
Other	4,041	13.73	4,131	14.04	(90)	(2.18)
Total non-interest expense	$29,428	100.00%	$29,414	100.00%	$14	0.05%

Provision for Income Taxes

Income taxes decreased $119,000 and $178,000 for the three and nine months ended September 30, 2020 compared to the same periods of 2019. The effective tax rate for the three and nine months ended September 30, 2020 was 19.01% and 18.46% compared to 20.01% and 17.58% for the same period of 2019. The Company currently is in a deferred tax asset position. Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $177,683,000 from $48,589,000 at December 31, 2019 to $226,272,000 at September 30, 2020, primarily as a result of the following activities during the nine months ended September 30, 2020.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds trailing loan originations, less $2,921,000 in realized gains, by $2,415,000 for the nine months ended September 30, 2020.

Loans

Gross loans decreased $6,404,000 since December 31, 2019 due primarily to a decrease in both residential and commercial real estate mortgage categories. The decrease in the real estate mortgage portfolio was partially offset by the growth in commercial, financial and agricultural loans along with construction real estate mortgages and the consumer automobile loan segments.

The allocation of the loan portfolio, by category, as of September 30, 2020 and December 31, 2019 is presented below:

	September 30, 2020		December 31, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$173,154	12.83%	$156,213	11.52%	$16,941	10.84%
Real estate mortgage:
Residential	595,118	44.11	623,256	45.98	(28,138)	(4.51)%
Commercial	355,721	26.37	363,261	26.80	(7,540)	(2.08)%
Construction	43,200	3.20	38,067	2.81	5,133	13.48%
Consumer automobile loans	160,201	11.87	150,517	11.10	9,684	6.43%
Other consumer installment loans	20,670	1.53	23,043	1.70	(2,373)	(10.30)%
Net deferred loan fees and discounts	1,076	0.09	1,187	0.09	(111)	(9.35)%
Gross loans	$1,349,140	100.00%	$1,355,544	100.00%	$(6,404)	(0.47)%

The following table shows the amount of accrual and non-accrual TDRs at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$1,493	$69	$1,562	$—	$2,190	$2,190
Real estate mortgage:
Residential	4,020	—	4,020	4,089	144	4,233
Commercial	5,904	732	6,636	2,127	4,732	6,859
	$11,417	$801	$12,218	$6,216	$7,066	$13,282

Investments

The fair value of the investment debt securities portfolio at September 30, 2020 increased $1,056,000 since December 31, 2019 while the amortized cost of the portfolio decreased $1,457,000.  The decrease in the investment portfolio amortized value occurred within the mortgage-backed and other debt segments of the portfolio. The mortgage-backed segment was reduced as bonds prepaid due to the low interest rate environment. The other debt segment of the investment portfolio is primarily corporate bonds and this segment was reduced due to the negative economic impact of the COVID-19 pandemic. The municipal segment was increased as bonds with a final maturity of one to five years have been purchased. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 71.03% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has remained flat at $1,300,000 for September 30, 2020 and December 31, 2019 while the fair value increased $30,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at September 30, 2020 follows:

	A- to AAA			B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost		Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$2,267	7	$2,292	$—	$—	$—	$—	$2,267	$2,292
State and political securities	82,515		87,520	1,179	1,238	1,179	1,238	84,873	89,996
Other debt securities	17,537		16,301	19,689	21,162	19,689	19,924	56,915	57,387
Total debt securities AFS	$102,319		$106,113	$20,868	$22,400	$20,868	$21,162	$144,055	$149,675

Financing Activities

Deposits

Total deposits increased $167,805,000 from December 31, 2019 to September 30, 2020. The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios. Driving deposit growth was the receipt of PPP funding by commercial customers, stimulus funding by retail customers, and customers becoming more risk adverse and seeking safety in a bank deposit. Emphasis during 2020 has been on increasing the utilization of electronic (internet and mobile) deposit banking among our customers. Utilization of internet and mobile banking has increased since the start of 2020 due to these efforts coupled with a change in consumer behavior due to the business and travel restrictions caused by the COVID-19 pandemic.

Deposit balances and their changes for the periods being discussed follow:

	September 30, 2020		December 31, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$434,248	29.11%	$334,746	25.28%	$99,502	29.72%
NOW accounts	268,463	18.00	218,605	16.51	49,858	22.81
Money market deposits	274,480	18.40	216,038	16.32	58,442	27.05
Savings deposits	202,781	13.59	176,732	13.35	26,049	14.74
Time deposits	311,838	20.90	377,884	28.54	(66,046)	(17.48)
Total deposits	$1,491,810	100.00%	$1,324,005	100.00%	$167,805	12.67%

Borrowed Funds

Total borrowed funds increased 1.02%, or $1,703,000, to $168,543,000 at September 30, 2020 compared to $166,840,000 at December 31, 2019. The decrease in long term borrowings occurred as fixed rate borrowings matured. Securities sold under agreement to repurchase have increased as customers balances have increased..

	September 30, 2020		December 31, 2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$—	—%	$—	—%	$—	n/a
Securities sold under agreement to repurchase	15,009	8.91	4,920	2.95	10,089	205.06
Total short-term borrowings	15,009	8.91	4,920	2.95	10,089	205.06
Long-term borrowings:
Long-term FHLB borrowings	148,000	87.80	156,333	93.70	(8,333)	(5.33)
Long-term finance lease	5,534	3.28	5,587	3.35	(53)	(0.95)
Total long-term borrowings	153,534	91.09	161,920	97.05	(8,386)	(5.18)
Total borrowed funds	$168,543	100.00%	$166,840	100.00%	$1,703	1.02%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	September 30, 2020	December 31, 2019
Investment debt securities pledged, fair value	$22,797	$6,752
Repurchase agreements	15,009	4,920

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

The Company's capital ratios as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$145,909	10.803%	$140,372	10.674%
For Capital Adequacy Purposes	60,779	4.500	59,179	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	94,544	7.000	92,056	7.000
To Be Well Capitalized	87,791	6.500	85,480	6.500
Total Capital (to Risk-weighted Assets)
Actual	$156,697	11.992%	$149,748	11.387%
For Capital Adequacy Purposes	104,534	8.000	105,206	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	137,201	10.500	138,083	10.500
To Be Well Capitalized	130,668	10.000	131,508	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$145,909	11.166%	$140,372	10.674%
For Capital Adequacy Purposes	78,404	6.000	78,905	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	111,072	8.500	111,782	8.500
To Be Well Capitalized	104,538	8.000	105,207	8.000
Tier I Capital (to Average Assets)
Actual	$145,909	8.400%	$140,372	8.514%
For Capital Adequacy Purposes	69,480	4.000	65,949	4.000
To Be Well Capitalized	86,851	5.000	82,436	5.000

Jersey Shore State Bank's capital ratios as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$102,099	10.964%	$99,317	10.381%
For Capital Adequacy Purposes	41,905	4.500	43,052	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	65,185	7.000	66,970	7.000
To Be Well Capitalized	60,529	6.500	62,187	6.500
Total Capital (to Risk-weighted Assets)
Actual	$110,264	11.841%	$106,093	11.089%
For Capital Adequacy Purposes	74,496	8.000	76,539	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	97,777	10.500	100,458	10.500
To Be Well Capitalized	93,121	10.000	95,674	10.000
Tier I Capital (to Risk-weighted Assets)	-		-
Actual	$102,099	10.964%	$99,317	10.381%
For Capital Adequacy Purposes	55,873	6.000	57,403	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	79,154	8.500	81,321	8.500
To Be Well Capitalized	74,498	8.000	76,538	8.000
Tier I Capital (to Average Assets)
Actual	$102,099	7.724%	$99,317	8.191%
For Capital Adequacy Purposes	52,874	4.000	48,501	4.000
To Be Well Capitalized	66,092	5.000	60,626	5.000

Luzerne Bank's capital ratios as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$39,887	10.623%	$38,340	10.577%
For Capital Adequacy Purposes	16,896	4.500	16,312	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	26,283	7.000	25,374	7.000
To Be Well Capitalized	24,406	6.500	23,562	6.500
Total Capital (to Risk-weighted Assets)
Actual	$42,359	11.281%	$40,940	11.295%
For Capital Adequacy Purposes	30,039	8.000	28,997	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	39,426	10.500	38,058	10.500
To Be Well Capitalized	37,549	10.000	36,246	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$39,887	10.623%	$38,340	10.577%
For Capital Adequacy Purposes	22,529	6.000	21,749	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	31,916	8.500	30,811	8.500
To Be Well Capitalized	30,038	8.000	28,999	8.000
Tier I Capital (to Average Assets)
Actual	$39,887	7.946%	$38,340	8.653%
For Capital Adequacy Purposes	20,079	4.000	17,723	4.000
To Be Well Capitalized	25,099	5.000	22,154	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited at September 30, 2020:

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $590,455,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $57,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $148,000,000 as of September 30, 2020.

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

The following is a rate shock forecast for the twelve month period ending September 30, 2021 assuming a static balance sheet as of September 30, 2020.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$43,127	$46,332	$49,517	$51,642	$53,759	$55,648	$57,484
Change from static	(6,390)	(3,185)	—	2,125	4,242	6,131	7,967
Percent change from static	-12.90%	-6.43%	—	4.29%	8.57%	12.38%	16.09%

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
Liquidity
The Company has focused on increasing balance sheet liquidity by means of increased levels of cash within the branches and ATMs, and within correspondent bank accounts. Deposit growth has provided liquidity as commercial customers received PPP funding, retail customers received stimulus funding, and customers became more risk averse and sought greater safety in bank deposits. In addition to the buildup in cash reserves, the Company has remaining borrowing capacity of approximately $499,455,000 with the FHLB and other correspondent banks. The Company anticipates slowly reducing the amount of cash reserves as the economy is reopened and the rate of infections declines. The Company believes that it currently has sufficient liquidity to meet customer needs and the Company’s financial obligations based on present circumstances.
Loans
The mandated closure of nonessential businesses and the closure or limited access to many government offices, including court houses, during a portion of the second quarter, has limited the addition of new loans to the portfolio; however loan demand during the third quarter has rebounded. Indirect auto lending was completely closed for several weeks beginning in late March 2020, and reopened on a full scale during the later part of the second quarter. Secondary mortgage market activity continues to flourish as individuals seek to refinance at historically low interest rates. As businesses continue to reopen, the Company anticipates utilizing its strong liquidity position to offer favorable lending terms to its customers to assist them in returning to normal operations and to grow their businesses.
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

Loan modifications and payment deferrals have been at historical high levels as the impact of the pandemic continues. As of September 30, 2020 rate modifications or payment deferrals up to 180 days have been granted on loans with an aggregate balance of $230.3 million. Loan modifications met applicable requirements to not be considered troubled debt restructurings. The number of customers seeking loan modifications or payment deferrals may increase as the effects of the pandemic continue.
The Company has not to date experienced significant credit quality deterioration. However, the provision for loan losses for the three and nine months ended September 30, 2020 was increased to $645,000 and $2.0 million (from $360,000 and $1.0 million for the corresponding periods of 2019) and is expected to remain at levels above those historically reported. The increase in the provision for the three and nine months ended September 30, 2020 is the result of the uncertainty surrounding the strength of the economy as businesses reopen and communities in general attempt to return to pre-pandemic life. From an industry concentration perspective, the Company has minimal exposure to the hospitality and travel industries, which have been greatly affected by the pandemic. The Company does, however, have some potential exposure to student housing in markets such as State College and Williamsport, Pennsylvania; this potential exposure continues to be monitored and to date has not resulted in any credit quality concerns.
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
The deposit portfolio has experienced significant growth with a correlation drawn to the stimulus checks sent to certain taxpayers by the federal government under the CARES Act, PPP funding, and customers becoming more risk averse and seeking safety in bank deposits . Although the stimulus checks provided funding, lower debit and credit card usage has resulted in fewer withdrawals from deposit accounts.
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
Non-Interest Income
Two areas of non-interest income have experienced a significant reduction during the nine months ended September 30, 2020 due to the COVID-19 pandemic. Overdraft fees and debit card income have been reduced by approximately one-third. The mandated closure of nonessential businesses coupled with shelter in place orders during the end of the first quarter and into the second quarter have resulted in a reduction in the overall number and the amount of purchases by individuals. The Company anticipates that a return to historical levels for these two non-interest income items could be months after the COVID-19 pandemic wanes and consumer behavior may take significant time to return to normal. Buoying non-interest income during the nine months ended September 30, 2020 was the gain on sale of loans as the volume of mortgage refinancing has increased due to the historically low rates. The Company has focused on its mortgage business line and anticipates the strong third quarter to continue into the fourth quarter in this business line due to the number of individuals expected to refinance existing mortgages.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

Certain risk factors are set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the risk factor included in the Company's Form 10-Q for the quarter ended June 30, 2020.  Please refer to such filings for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended September 30, 2020.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1 - July 31, 2020)	—	—	—	513,669
Month #2 (August 1 - August 31, 2020)	—	—	—	513,669
Month #3 (September 1 - September 30, 2020)	—	—	—	513,669

On April 30, 2020, the Board of Directors extended the previously approved authorization to repurchase up to 723,000 shares, or approximately 10%, of the outstanding shares of the Company for an additional year to April 30, 2021.  As of September 30, 2020 there have been 209,331 shares repurchased under this plan.

Item 3.                           Defaults Upon Senior Securities

None.

Item 4.                           Mine Safety Disclosures

Not applicable.

Item 5.                           Other Information

None.

Item 6.                           Exhibits

3(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2019).
3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2020).
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2020 and December 31, 2019; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2020 and 2019; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iv) the Consolidated Statement of Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 and 2019 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	November 9, 2020	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2020	/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit 3(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2019).
Exhibit 3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2020).
Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer
Exhibit 101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2020 and December 31, 2019; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2020 and 2019; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iv) the Consolidated Statement of Shareholders’ Equity for the three and nine months ended September 30, 2020 and 2019; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2020 and 2019 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.