Form 10-K
period 2020-12-31
PENNS WOODS BANCORP INC
filed 2021-03-11
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
State the aggregate market value of the voting stock held by non-affiliates of the registrant $159,931,723 at June 30, 2020.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2021
Common Stock, $5.55 Par Value	7,056,712 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 27, 2021 are incorporated by reference in Part III hereof.

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

As of December 31, 2020, JSSB employed 256 persons, Luzerne employed 76 persons, and The M Group employed 4 persons in either a full-time or part-time capacity.  The Corporation does not have any employees.  The principal officers of the Banks also serve as officers of the Corporation.

Woods Investment Company, Inc., a Delaware holding company, maintains an investment portfolio that is managed for total return and to fund dividend payments by the Corporation.

Woods Real Estate Development Company, Inc. serves the Corporation through its acquisition and ownership of certain properties utilized by the Banks.

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

As noted in the discussion below relating Economic Growth, Regulatory Relief, and Consumer Protection Act, the FRB, effective August 30, 2018, raised the threshold of its "Small Bank Holding Company" exception to the application of consolidated capital requirements for qualifying small bank holding companies from $1 billion to $3 billion of consolidated assets. Consequently, qualifying bank holding companies having less than $3 billion of consolidated assets are not subject to the consolidated capital requirements unless otherwise directed by the FRB.

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

Deposit Insurance

The FDIC maintains the Deposit Insurance Fund ("DIF") by assessing depository institutions an insurance premium. The FDIC insures deposit accounts up to $250,000 per depositor.

Under the FDIC's risk-based assessment system, insured institutions were previously assigned one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depended largely on the category to which it was assigned, with institutions deemed less risky paying lower FDIC deposit insurance premiums. The Dodd-Frank Act required the FDIC to revise its procedures to base deposit insurance assessments on each insured institution's total assets less tangible equity instead of deposits and also mandated that the Deposit Insurance Fund achieve a reserve ratio of 1.35% of insured deposits by September 2020. Assessment rates for most banks are based on certain financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure over three years, and also set maximum rates for institutions with composite CAMELS ratings of 1 or 2 and minimum rates for other institutions. The total base assessment range (after possible adjustments) for most banks is currently 1.5 basis points to 30 basis points.
Federal Home Loan Bank System

The Banks are members of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2020, the Banks had $148,000,000 in FHLB advances.

As a member, the Banks are required to purchase and maintain stock in the FHLB. The amount of required stock varies based on the FHLB products utilized by the Banks and the amount of the products utilized.  At December 31, 2020, the Banks had $14,872,000 in stock of the FHLB, which was in compliance with this requirement.

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

One provision of the Regulatory Relief Act directed the federal banking agencies to develop a community bank leverage ratio (“CBLR”) of not less than 8% and not more than 10% for qualifying community banks and bank holding companies with total consolidated assets of less than $10 billion. Qualifying community banking organizations that exceed the CBLR level established by the agencies, and that elect to be covered by the CBLR framework, will be considered to have met: (i) the generally applicable leverage and risk-based capital requirements under the banking agencies’ capital rules; (ii) the capital ratio requirements necessary to be considered “well capitalized” under the banking agencies’ prompt corrective action framework in the case of insured depository institutions; and (iii) any other applicable capital or leverage requirements. Under the applicable rules, a qualifying community banking organization has the option to elect the CBLR framework if its CBLR is greater than 9% and it has off-balance sheet exposures of 25% or less of consolidated assets, and trading assets and liabilities of 5% or less of total consolidated assets. The leverage ratio for purposes of the CBLR is calculated as Tier I capital divided by average total assets, consistent with the manner banking organizations calculate the leverage ratio under generally applicable capital rules. For institutions that fall below the 9% capital requirement but remain above 8%, are allowed a two quarter grace period to either meet the qualifying criteria again or to comply with the generally applicable capital rules. As a result of the Coronavirus Aid, Relief, and Economic Security Act, during 2020 the CBLR was reduced to 8.0% for the remainder of 2020 and set at 8.5% for 2021.

The Corporation has not elected at this time to utilize the CBLR framework. The Corporation does not believe, however, that the changes resulting from the Regulatory Relief Act will materially impact the Corporation’s business, operations, or financial results.

Other Legislation

The 2010 Dodd-Frank Act made significant changes to the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act, among other things: (i) expands the authority of the FRB to examine bank holding companies and their subsidiaries, including insured depository institutions; (ii) requires a bank holding company to be well capitalized and well managed to receive approval of an interstate bank acquisition; (iii) provides mortgage reform provisions regarding a customer’s ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures; (iv) creates the Consumer Financial Protection Bureau (the “CFPB”) that has rule making authority for a wide range of consumer protection laws that apply to all banks and has broad powers to supervise and enforce consumer protection laws; (v) introduces additional corporate governance and executive compensation requirements on public companies subject to the Securities and Exchange Act of 1934, such as the Corporation; (vi) permits FDIC-insured banks to pay interest on business demand deposits; (vii) requires that holding companies and other companies that directly or indirectly control an insured depository institution serve as a source of financial strength to that institution; (viii) makes permanent the $250,000 limit for federal deposit insurance at all insured depository institutions; and (ix) permits national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

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

DESCRIPTION OF THE BANKS

History and Business

JSSB was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly owned subsidiary of the Corporation on July 12, 1983. As of December 31, 2020, JSSB had total assets of $1,305,516,000; total shareholders’ equity of $104,753,000; and total deposits of $1,044,288,000. JSSB's deposits are insured by the FDIC for the maximum amount provided under current law.

Luzerne was acquired by the Corporation on June 1, 2013. As of December 31, 2020, Luzerne had total assets of $528,223,000; total shareholders’ equity of $55,520,000; and total deposits of $451,681,000. Luzerne's deposits are insured by the FDIC for the maximum amount provided under current law.

The Banks engage in business as commercial banks, doing business at locations in Lycoming, Clinton, Centre, Montour, Union, Blair, and Luzerne Counties, Pennsylvania.  The Banks offer insurance, securities brokerage services, annuity and mutual fund investment products, and financial planning through the M Group.

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

The banking environment in Lycoming, Clinton, Centre, Montour, Union, Blair, and Luzerne Counties, Pennsylvania is highly competitive.  The Banks operate twenty-seven full service offices in these markets and compete for loans and deposits with numerous commercial banks, savings and loan associations, and other financial institutions. The economic base of the region is developed around small business, health care, educational facilities (college and public schools), light manufacturing industries, and agriculture.

The Banks have a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors, excluding public entities that account for approximately 8% of total deposits.  Although the Banks have regular opportunities to bid on pools of funds of $100,000 or more in the hands of municipalities, hospitals, and others, it does not rely on these monies to fund loans or intermediate or longer-term investments.

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

The COVID-19 pandemic, and the measures taken to control its spread, will continue to adversely impact our employees, customers, business operations and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted.
The COVID-19 pandemic has impacted and is likely to continue to impact the national economy and the regional and local markets in which we operate, lower equity market valuations, create significant volatility and disruption in capital and debt markets, and increase unemployment levels. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We are subject to heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements that we have put in place for our employees. Federal Reserve actions to combat the economic contraction caused by the COVID-19 pandemic, including reductions of the target federal funds rate, could, if prolonged, adversely affect our net interest income and margins, and our profitability. Closures of businesses and the institution of social distancing, shelter in place and stay home orders in the communities we serve, have reduced business activity and financial transactions. While certain of these restrictions have been eased and workplaces in the communities we serve are beginning to reopen, the pace of reopening is measured, and these government policies and directives are subject to change as the effects and spread of the COVID-19 pandemic continue to evolve. Changes in customer behavior due to worsening business and economic conditions or legislative or regulatory initiatives may impact the demand for our products and services, which could adversely affect our revenue, increase the recognition of credit losses in our loan portfolios and increase our allowance for credit losses. The extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, as well as further actions we may take as may be required by government authorities or that we determine are in the best interests of our employees and customers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the pandemic.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

None.

ITEM 2    PROPERTIES

The Corporation owns or leases its properties.  Listed herewith are the locations of properties owned or leased as of December 31, 2020, in which the banking offices are located; all properties are in good condition and adequate for the Corporation's purposes:

Jersey Shore State Bank & Subsidiaries
Office	Address	Ownership
Main Street	115 South Main Street, PO Box 5098	Owned
Jersey Shore, PA 17740
Bridge Street	112 Bridge Street	Owned
Jersey Shore, PA 17740
DuBoistown	2675 Euclid Avenue	Owned
Williamsport, PA 17702
Williamsport	300 Market Street	Owned
P.O. Box 967
Williamsport, PA 17703-0967
Montgomery	9094 Rt. 405 Highway	Owned
Montgomery, PA 17752
Lock Haven	4 West Main Street	Owned
Lock Haven, PA 17745
Mill Hall	(Inside Wal-Mart), 173 Hogan Boulevard	Under Lease
Mill Hall, PA 17751
Spring Mills	3635 Penns Valley Road, P.O. Box 66	Under Lease
Spring Mills, PA 16875
Centre Hall	2842 Earlystown Road	Land Under Lease
Centre Hall, PA 16828
Zion	100 Cobblestone Road	Owned
Bellefonte, PA 16823
State College	2050 North Atherton Street	Land Under Lease
State College, PA 16803
Montoursville	820 Broad Street	Owned
Montoursville, PA 17754
Danville	150 Continental Boulevard	Under Lease
Danville, PA 17821
Loyalsock	1720 East Third Street	Owned
Williamsport, PA 17701
Lewisburg	550 North Derr Drive	Owned
Lewisburg, PA 17837
Muncy-Hughesville	3081 Route 405 Highway	Owned
Muncy, PA 17756
Snow Shoe	493 East Sycamore Road	Under Lease
Snow Shoe, PA 16874
Altoona	503 East Plank Road	Under Lease
Altoona, PA 16602
The M Group, Inc.	1720 East Third Street	Owned
D/B/A The Comprehensive Financial Group	Williamsport, PA 17701

Luzerne Bank
Office	Address	Ownership
Dallas	509 Main Road	Owned
Memorial Highway
Dallas, PA 18612
Lake	Corners of Rt. 118 & 415	Owned
Dallas, PA 18612
Hazle Twp.	10 Dessen Drive	Owned
Hazle Twp., PA 18202
Luzerne	118 Main Street	Owned
Luzerne, PA 18709
Wilkes-Barre	67 Public Square	Under Lease
Wilkes-Barre, PA 18701
Conyngham Valley	669 State Route 93 STE 5	Under Lease
Sugarloaf, PA 18249
Pittston	285 South Main Street	Under Lease
Pittston, PA 18640
Forty Fort	1320 Wyoming Avenue	Under Lease
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

PART II

ITEM 5    MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed on the NASDAQ Global Select Market under the symbol “PWOD”.  The following table sets forth (1) the quarterly high and low closing sale prices for a share of the Corporation’s common stock during the periods indicated, and (2) quarterly dividends on a share of the common stock with respect to each quarter since January 1, 2018.

	Price Range		Dividends
	High	Low	Declared
2020
First quarter	$35.36	$19.05	$0.32
Second quarter	27.75	20.01	0.32
Third quarter	22.83	19.61	0.32
Fourth quarter	27.30	19.61	0.32
2019
First quarter	$29.67	$23.23	$0.31
Second quarter	30.17	26.03	0.31
Third quarter	30.93	26.87	0.31
Fourth quarter	35.58	29.68	0.32
2018
First quarter	$30.37	$26.41	$0.31
Second quarter	31.28	27.53	0.31
Third quarter	30.85	28.81	0.31
Fourth quarter	29.45	25.77	0.31

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

As of March 1, 2021, the Corporation had approximately 3,732 shareholders of record.

Following is a schedule of the shares of the Corporation’s common stock purchased by the Corporation during the fourth quarter of 2020.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1 - October 31, 2020)	—	$—	—	513,669
Month #2 (November 1 - November 30, 2020)	—	—	—	513,669
Month #3 (December 1 - December 31, 2020)	—	—	—	513,669

ITEM 6    SELECTED FINANCIAL DATA

The following table sets forth certain financial data for each of the years in the five-year period ended December 31, 2020:

(In Thousands, Except Per Share Data Amounts)	2020	2019	2018	2017	2016
Consolidated Statement of Income Data:
Interest income	$62,638	$66,774	$58,746	$49,977	$46,813
Interest expense	14,415	15,959	10,936	5,897	5,567
Net interest income	48,223	50,815	47,810	44,080	41,246
Provision for loan losses	2,625	2,735	1,735	730	1,196
Net interest income after provision for loan losses	45,598	48,080	46,075	43,350	40,050
Non-interest income	12,168	10,452	9,461	10,744	12,113
Non-interest expense	39,068	39,708	38,007	36,862	35,091
Income before income tax provision	18,698	18,824	17,529	17,232	17,072
Income tax provision	3,474	3,138	2,819	7,459	4,597
Consolidated net income	15,224	15,686	14,710	9,773	12,475
Earnings attributable to noncontrolling interest	18	14	6	—	—
Net income attributable to Penns Woods Bancorp, Inc.	$15,206	$15,672	$14,704	$9,773	$12,475

Consolidated Balance Sheet at End of Period:
Total assets	$1,834,643	$1,665,323	$1,684,771	$1,474,492	$1,348,590
Loans	1,344,327	1,355,544	1,384,757	1,246,614	1,093,681
Allowance for loan losses	(13,803)	(11,894)	(13,837)	(12,858)	(12,896)
Deposits	1,494,443	1,324,005	1,219,903	1,146,320	1,095,214
Long-term debt	153,475	161,920	138,942	70,970	85,998
Shareholders’ equity	164,142	154,960	143,536	138,192	138,249

Per Share Data:
Earnings per share - basic	$2.16	$2.23	$2.09	$1.39	$1.76
Earnings per share - diluted	2.16	2.20	2.09	1.39	1.76
Cash dividends declared	1.28	1.26	1.25	1.25	1.25
Book value	23.27	22.01	20.39	19.65	19.47
Number of shares outstanding, at end of period	7,052,351	7,040,515	7,037,322	7,033,784	7,101,986
Weighted average number of shares outstanding - basic	7,044,542	7,038,714	7,035,381	7,058,403	7,103,186
Weighted average number of shares outstanding - diluted	7,044,542	7,113,339	7,035,381	7,058,403	7,103,186

Selected Financial Ratios:
Return on average shareholders’ equity	9.66%	10.54%	10.72%	6.91%	8.96%
Return on average total assets	0.85%	0.94%	0.94%	0.69%	0.93%
Net interest margin	2.94%	3.31%	3.31%	3.47%	3.44%
Dividend payout ratio	59.32%	56.27%	59.97%	90.42%	71.37%
Average shareholders’ equity to average total assets	8.85%	8.91%	8.77%	10.05%	10.36%
Loans to deposits, at end of period	89.96%	102.38%	113.51%	108.75%	99.86%

ITEM 7    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 21%.  The tax equivalent adjustments to net interest income for 2020, 2019, and 2018 were $476,000, $489,000, and $700,000, respectively.

2020 vs. 2019

Reported net interest income decreased $2,592,000 to $48,223,000 for the year ended December 31, 2020 compared to the year ended December 31, 2019, as the growth in the earning asset portfolio was offset by a decrease in the yield on earning assets to 3.80% from 4.33%.  Total interest income decreased $4,136,000 primarily from a decrease in the tax equivalent yield on the loan portfolio decreasing 16 basis points ("bp") coupled with a decrease in the average balance of the loan portfolio of $26,382,000. Tax equivalent interest income on the investment portfolio decreased $688,000 as the yield on the investment portfolio decreased 65 bp. The decrease in the yield on the earning asset portfolio was driven by the impact of the continued low interest rate environment resulting from the COVID-19 pandemic.

Interest expense decreased $1,544,000 to $14,415,000 for the year ended December 31, 2020 compared to 2019. The decrease in interest expense was driven by a 14 bp decrease in the average rate paid on interest-bearing deposits led by a 29 bp decrease in the average rate paid on money market deposits. The decrease in the average rate paid on interest-bearing deposits was offset by an increase in the balance of the average interest-bearing deposit portfolio of $45,673,000. Interest expense on total borrowings decreased $666,000 as the balance of average total borrowings decreased $15,442,000 due to the growth in the deposit portfolio. The decrease in the overall rate paid on interest-bearing liabilities is the result of the continued low interest rate environment.

2019 vs. 2018

Reported net interest income increased $3,005,000 to $50,815,000 for the year ended December 31, 2019 compared to the year ended December 31, 2018, as growth in the earning asset portfolio was coupled with the yield on earning assets increasing to 4.33% from 4.06%.  Total interest income increased $8,028,000 primarily from the growth in the average balance of the loan portfolio along with an increase in the average balance of the investment portfolio as the investment portfolio is actively managed to reduce interest rate and market risk. Interest income on a tax equivalent basis recognized on the loan portfolio increased $6,341,000 due to a $50,797,000 increase in the average balance in the loan portfolio coupled with a 31 basis point ("bp") increase in the loan portfolio yield. Interest and dividend income generated from the investment portfolio on a tax equivalent basis increased $1,224,000 due to a $23,443,000 increase in the average balance in the investment portfolio and a 30 bp increase in the average rate.

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

	2020			2019			2018
(Dollars In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$45,650	$1,441	3.16%	$66,435	$2,038	3.07%	$74,923	$2,242	2.99%
All other loans (4)	1,304,209	56,079	4.30%	1,309,806	58,774	4.49%	1,250,521	52,229	4.18%
Total loans (2)	1,349,859	57,520	4.26%	1,376,241	60,812	4.42%	1,325,444	54,471	4.11%

Taxable securities	142,714	4,630	3.30%	134,935	5,306	3.99%	100,915	3,828	3.79%
Tax-exempt securities (3)	28,973	823	2.89%	25,702	835	3.29%	36,279	1,089	3.00%
Total securities	171,687	5,453	3.23%	160,637	6,141	3.88%	137,194	4,917	3.58%

Interest-bearing deposits	140,022	141	0.10%	21,161	310	2.00%	3,005	58	1.93%

Total interest-earning assets	1,661,568	63,114	3.80%	1,558,039	67,263	4.33%	1,465,643	59,446	4.06%

Other assets	118,536			111,839			97,577

Total assets	$1,780,104			$1,669,878			$1,563,220

Liabilities and shareholders’ equity:
Savings	$193,568	256	0.13%	$169,832	216	0.13%	$164,844	75	0.05%
Super Now deposits	254,177	1,755	0.69%	231,816	1,758	0.76%	225,885	1,033	0.46%
Money market deposits	245,633	1,529	0.62%	239,317	2,184	0.91%	240,541	1,214	0.50%
Time deposits	338,895	7,025	2.07%	345,635	7,285	2.11%	259,286	4,048	1.56%
Total interest-bearing deposits	1,032,273	10,565	1.02%	986,600	11,443	1.16%	890,556	6,370	0.72%

Short-term borrowings	12,660	43	0.34%	34,897	793	2.27%	85,086	1,757	2.06%
Long-term borrowings	162,636	3,807	2.34%	155,841	3,723	2.25%	128,127	2,809	2.19%
Total borrowings	175,296	3,850	2.20%	190,738	4,516	2.25%	213,213	4,566	2.14%

Total interest-bearing liabilities	1,207,569	14,415	1.19%	1,177,338	15,959	1.34%	1,103,769	10,936	0.99%

Demand deposits	394,210			321,443			303,606
Other liabilities	20,858			22,379			18,742
Shareholders’ equity	157,467			148,718			137,103

Total liabilities and shareholders’ equity	$1,780,104			$1,669,878			$1,563,220
Interest rate spread			2.61%			2.99%			3.07%
Net interest income/margin		$48,699	2.94%		$51,304	3.31%		$48,510	3.31%
1.Information on this table has been calculated using average daily balance sheets to obtain average balances.
2.Non-accrual loans have been included with loans for the purpose of analyzing net interest earnings.
3.Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard tax rate of 21%.
4.Fees on loans are included with interest on loans as follows: 2020 - $695,000; 2019 - $775,000; 2018 - $578,000.

Reconciliation of Taxable Equivalent Net Interest Income

(In Thousands)	2020	2019	2018
Total interest income	$62,638	$66,774	$58,746
Total interest expense	14,415	15,959	10,936
Net interest income	48,223	50,815	47,810
Tax equivalent adjustment	476	489	700
Net interest income (fully taxable equivalent)	$48,699	$51,304	$48,510

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

	Year Ended December 31,
	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease) Due To			Increase (Decrease) Due To
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$(600)	$3	$(597)	$(213)	$9	$(204)
Loans	(248)	(2,447)	(2,695)	2,553	3,992	6,545
Taxable investment securities	62	(738)	(676)	1,278	200	1,478
Tax-exempt investment securities	46	(58)	(12)	(269)	15	(254)
Interest-bearing deposits	1,259	(1,428)	(169)	175	77	252
Total interest-earning assets	519	(4,668)	(4,149)	3,524	4,293	7,817

Interest expense:
Savings deposits	40	—	40	2	139	141
Super Now deposits	80	(83)	(3)	27	698	725
Money market deposits	3	(658)	(655)	—	970	970
Time deposits	(132)	(128)	(260)	1,575	1,662	3,237
Short-term borrowings	(321)	(429)	(750)	(973)	9	(964)
Long-term borrowings	44	40	84	812	102	914
Total interest-bearing liabilities	(286)	(1,258)	(1,544)	1,443	3,580	5,023
Change in net interest income	$805	$(3,410)	$(2,605)	$2,081	$713	$2,794

PROVISION FOR LOAN LOSSES

2020 vs. 2019

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2020, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance. The banking regulators could require additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

While determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $11,894,000 at December 31, 2019 to $13,803,000 at December 31, 2020.  At December 31, 2020, the allowance for loan losses was 1.03% of total loans compared to 0.88% of total loans at December 31, 2019. This increase is due in large part to the economic uncertainty caused by the COVID-19 pandemic.

The provision for loan losses totaled $2,625,000 for the year ended December 31, 2020 compared to $2,735,000 for the year ended December 31, 2019.  The decrease in the provision was appropriate when considering the economic uncertainty caused by the COVID-19 pandemic and level of net charge-offs during 2020.  Net charge-offs of $716,000 represented 0.05% of average loans for the year ended December 31, 2020 compared to net charge-offs of $4,678,000 or 0.34% of average loans for the year ended December 31, 2019.  The decrease in the loan portfolio was driven by the residential real estate segment that declined $33,535,000 as consumers refinanced their mortgage as they took advantage of historically low mortgage rates on the secondary market. Growth occurred in the automobile segment of the portfolio which due to the economic uncertainty and level of unemployment due to the COVID-19 pandemic required an increased allowance for loan losses. Nonperforming loans decreased $2,087,000 as a nonperforming loan was paid-off during the fourth quarter of 2020. The majority of the nonperforming loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses.  Internal loan review and analysis, level of net charge-offs, decreased level of nonperforming loans noted previously, and the economic uncertainty caused by the COVID-19 pandemic, dictated an decrease in the provision for loan losses.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2019 vs. 2018

The allowance for loan losses declined from $13,837,000 at December 31, 2018 to $11,894,000 at December 31, 2019.  At December 31, 2019, the allowance for loan losses was 0.88% of total loans compared to 1.00% of total loans at December 31, 2018. This decline is due to a partial charge off of a commercial relationship of $3,700,000 that was incurred during 2019.

The provision for loan losses totaled $2,735,000 for the year ended December 31, 2019 compared to $1,735,000 for the year ended December 31, 2018.  The increase in the provision was appropriate when considering the gross loan growth and level of net charge-offs during 2019.  Net charge-offs of $4,678,000 represented 0.34% of average loans for the year ended December 31, 2019 compared to net charge-offs of $756,000 or 0.06% of average loans for the year ended December 31, 2018.  The growth in the loan portfolio was driven by the indirect auto loan portfolio that has experienced minimal charge-offs. In addition, growth occurred in the home equity segment of the loan portfolio which historically is a lower risk product than commercial loans and requires a lower allowance for loan losses. Nonperforming loans decreased $4,151,000 as a large nonperforming loan was partially charged-off during the fourth quarter of 2019. The majority of the nonperforming loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses.  Internal loan review and analysis, level of net charge-offs, and decreased level of nonperforming loans noted previously, dictated an increase in the provision for loan losses.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

NON-INTEREST INCOME

2020 vs. 2019

Total non-interest income increased $1,716,000 from the year ended December 31, 2019 to December 31, 2020. Excluding net security gains, non-interest income increased $856,000 year over year. Service charges decreased primarily due to overdraft income declining as a result of the government actions taken to contain the spread of COVID-19 and economic stimulus provided by the government. Insurance commissions along with brokerage commissions decreased primarily from the impact of the uncertainty surrounding the economy. Debit card income decreased $98,000 primarily due to a decline in debit card usage resulting from the stay at home government actions taken to contain the spread of COVID-19. Gain on sale of loans increased significantly as the low interest rate environment caused an increase in the number of homeowners who refinanced their mortgage to take advantage of historically low interest rates.

	2020		2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,690	13.89%	$2,411	23.07%	$(721)	(29.90)%
Net securities gains, available for sale	1,592	13.08	640	6.12	952	148.75
Net equity securities gains	27	0.22	89	0.85	(62)	(69.66)
Net securities (losses) gains, trading	(11)	(0.09)	19	0.18	(30)	(157.89)
Bank owned life insurance	653	5.37	574	5.49	79	13.76
Gain on sale of loans	4,148	34.09	1,754	16.78	2,394	136.49
Insurance commissions	416	3.42	433	4.14	(17)	(3.93)
Brokerage commissions	970	7.97	1,358	12.99	(388)	(28.57)
Debit card income	1,280	10.52	1,378	13.18	(98)	(7.11)
Other	1,403	11.53	1,796	17.20	(393)	(21.88)
Total non-interest income	$12,168	100.00%	$10,452	100.00%	$1,716	16.42%

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

	2019		2018		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$2,411	23.07%	$2,460	26.00%	$(49)	(1.99)%
Net securities gains (losses), available for sale	640	6.12	(47)	(0.50)	687	(1,461.70)
Net equity securities losses	89	0.85	(170)	(1.80)	259	152.35
Net securities gains (losses), trading	19	0.18	3	0.03	16	(533.33)
Bank owned life insurance	574	5.49	662	7.00	(88)	(13.29)
Gain on sale of loans	1,754	16.78	1,518	16.04	236	15.55
Insurance commissions	433	4.14	365	3.86	68	18.63
Brokerage commissions	1,358	12.99	1,336	14.12	22	1.65
Debit card income	1,378	13.18	1,534	16.21	(156)	(10.17)
Other	1,796	17.20	1,800	19.04	(4)	(0.22)
Total non-interest income	$10,452	100.00%	$9,461	100.00%	$991	10.47%

NON-INTEREST EXPENSE

2020 vs. 2019

Total non-interest expenses decreased $640,000 from the year ended December 31, 2019 to December 31, 2020. The decrease in salaries and employee benefits was attributable to staff layoffs resulting from branch lobbies being temporarily closed during a period of 2020 due to the COVID-19 pandemic. Furniture and equipment expense and software amortization increased due to continued enhancement of systems, in particular those related to electronic banking channels. Marketing expenses decreased as advertising was reduced during 2020 due to the pandemic. The increase in deposit insurance reflects the increase in deposit balances and the FDIC assessment credit that was recorded during 2019.

	2020		2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$21,632	55.37%	$21,829	54.97%	$(197)	(0.90)%
Occupancy	2,650	6.78	2,712	6.83	(62)	(2.29)
Furniture and equipment	3,411	8.73	3,248	8.18	163	5.02
Software amortization	978	2.50	871	2.19	107	12.28
Pennsylvania shares tax	1,289	3.30	1,148	2.89	141	12.28
Professional fees	2,362	6.05	2,474	6.23	(112)	(4.53)
Federal Deposit Insurance Corporation deposit insurance	939	2.40	578	1.46	361	62.46
Write down of assets held for sale	—	—	475	1.20	(475)	n/a
Loss on sale of premises and equipment	—	—	474	1.19	(474)	n/a
Marketing	261	0.67	425	1.07	(164)	(38.59)
Intangible amortization	227	0.58	264	0.66	(37)	(14.02)
Other	5,319	13.62	5,210	13.13	109	2.09
Total non-interest expense	$39,068	100.00%	$39,708	100.00%	$(640)	(1.61)%

2019 vs. 2018

Total non-interest expenses increased $1,701,000 from the year ended December 31, 2018 to December 31, 2019. The increase in salaries and employee benefits was attributable primarily to normal annual wage increases. Furniture and equipment expense and software amortization increased due to the new branch locations opened in 2018 and continued enhancement of systems. Market expenses decreased as targeted marketing has decreased in the localities where branches opened during 2018. The increase in professional fees of $368,000 is primarily due to increases in legal fees. The decrease in deposit insurance reflects the FDIC assessment credit that was recorded during 2019. Other expenses increased from the year ended December 31, 2018 to December 31, 2019 by $912,000; the main driver of this increase was an increase in data processing expenses.

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

INCOME TAXES

2020 vs. 2019

The provision for income taxes for the year ended December 31, 2020 resulted in an effective income tax rate of 18.58% compared to 16.67% for 2019.

2019 vs. 2018

The provision for income taxes for the year ended December 31, 2019 resulted in an effective income tax rate of 16.67% compared to 16.08% for 2018.

FINANCIAL CONDITION

INVESTMENTS

2020

The fair value of the investment portfolio increased $13,658,000 from December 31, 2019 to December 31, 2020. The increase in value is the result of growth in the municipal segment of the portfolio as the investment portfolio continues to be actively managed in order to reduce interest rate and market risk. This strategy is being deployed through selective purchasing of bonds that mature within ten years. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 83% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The carrying amounts of investment securities are summarized as follows for the years ended December 31, 2020, 2019, and 2018:

	2020		2019		2018
(In Thousands)	Balance	% Portfolio	Balance	% Portfolio	Balance	% Portfolio
Available for sale (AFS):
Mortgage-backed securities	$2,141	1.31%	$4,966	3.31%	$6,153	4.52%
State and political securities (tax-exempt)	34,736	21.23%	22,575	15.06%	27,363	20.12%
State and political securities (taxable)	73,277	44.79%	59,711	39.83%	52,178	38.34%
Other bonds, notes and debentures	52,107	31.85%	61,367	40.93%	48,591	35.70%
Total debt securities	162,261	99.19%	148,619	99.12%	134,285	98.67%
Equity securities:
Other investment equity securities	1,288	0.79%	1,261	0.84%	1,776	1.30%
Trading securities	40	0.02%	51	0.03%	36	0.03%
Total equity securities	1,328	0.81%	1,312	0.88%	1,812	1.33%
Total	$163,589	100.00%	$149,931	100.00%	$136,097	100.00%

The following table shows the maturities and repricing of investment securities, at amortized cost and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 21% tax rate) at December 31, 2020:

(In Thousands)	Three Months or Less	Over Three Months Through One Year	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Amortized Cost Total
Mortgage-backed securities:
AFS Amount	$—	$—	$—	$—	$2,118	$2,118
Yield	—%	—%	—%	—%	1.88%	1.88%
State and political securities (tax-exempt):
AFS Amount	—	759	16,341	14,015	2,478	33,593
Yield	—%	0.39%	1.57%	2.47%	3.01%	2.03%
State and political securities (taxable):
AFS Amount	845	2,342	20,425	40,388	5,097	69,097
Yield	4.00%	2.16%	1.98%	3.04%	2.48%	2.67%
Other bonds, notes, and debentures:
AFS Amount	2,000	7,572	33,421	6,493	2,000	51,486
Yield	2.00%	2.83%	2.45%	3.47%	3.00%	2.58%
Total Amount	$2,845	$10,673	$70,187	$60,896	$11,693	156,294
Total Yield	2.59%	2.50%	2.11%	2.95%	2.57%	2.50%
Equity Securities
Investment Equity Amount						1,300
Trading Amount						50
Total Investment Portfolio Value						$157,644
Total Investment Portfolio Yield						2.48%

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

The distribution of credit ratings by amortized cost and estimated fair value for the debt security portfolio at December 31, 2020 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Mortgage-backed securities	$2,118	$2,141	$—	$—	$—	$—	$—	$—	$2,118	$2,141
State and political securities	100,675	105,876	1,328	1,445	—	—	687	692	102,690	108,013
Other debt securities	26,943	27,255	13,334	13,575	—	—	11,209	11,277	51,486	52,107
Total debt securities	$129,736	$135,272	$14,662	$15,020	$—	$—	$11,896	$11,969	$156,294	$162,261

LOAN PORTFOLIO

2020

Gross loans of $1,344,327,000 at December 31, 2020 represented a decrease of $11,217,000 from December 31, 2019. The residential real estate segment of the loan portfolio had the largest decrease from the previous year as the historically low interest rate environment caused homeowners to refinance their mortgage in the secondary market. Indirect auto lending continued to grow within the portfolio as the product continued to expand in northeast and central Pennsylvania. Indirect auto lending and home equity lines are part of the overall strategy to shorten the duration of the earning asset portfolio in preparation for a rising interest rate environment. Commercial real estate mortgages increased $9,927,000 but remained at approximately 28% of the total loan portfolio.

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

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan at December 31, 2020, 2019, 2018, 2017, and 2016:

	2020		2019		2018		2017		2016
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Commercial, financial, and agricultural	$164,743	12.25%	$156,213	11.52%	$188,561	13.62%	$178,885	14.35%	$146,110	13.36%
Real estate mortgage:
Residential	589,721	43.87	623,256	45.98	622,379	44.94	597,077	47.90	564,740	51.63
Commercial	373,188	27.76	363,261	26.80	371,695	26.84	332,019	26.63	306,182	28.00
Construction	39,309	2.92	38,067	2.81	43,523	3.14	31,683	2.54	34,650	3.17
Consumer Automobile	156,403	11.64	150,517	11.10	133,183	9.63	79,714	6.40	14,826	1.36
Other consumer installment loans	19,940	1.48	23,043	1.70	24,552	1.77	26,964	2.16	28,430	2.60
Net deferred loan fees and discounts	1,023	0.08	1,187	0.09	864	0.06	272	0.02	(1,257)	(0.12)
Gross loans	$1,344,327	100.00%	$1,355,544	100.00%	$1,384,757	100.00%	$1,246,614	100.00%	$1,093,681	100.00%

The amounts of domestic loans at December 31, 2020 are presented below by category and maturity:

	Commercial, financial, and agricultural	Real Estate			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Total
Loans with variable interest rates:
1 year or less	$631	$492	$282	$317	$—	$683	$2,405
1 through 5 years	22,339	4,572	8,896	572	—	—	36,379
5 through 10 years	45,903	20,625	33,773	2,676	—	—	102,977
After 10 years	42,323	532,217	298,228	28,360	—	2,775	903,903
Total floating interest rate loans	111,196	557,906	341,179	31,925	—	3,458	1,045,664
Loans with fixed interest rates:
1 year or less	2,552	353	1,292	208	454	628	5,487
1 through 5 years	33,677	3,714	5,835	1,374	83,268	12,100	139,968
5 through 10 years	13,215	10,621	17,262	1,084	72,681	2,477	117,340
After 10 years	4,103	17,127	7,620	4,718	—	1,277	34,845
Total fixed interest rate loans	53,547	31,815	32,009	7,384	156,403	16,482	297,640
Total	$164,743	$589,721	$373,188	$39,309	$156,403	$19,940	1,343,304
Net deferred loan fees and discounts							1,023
							$1,344,327

·         The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.
·                  Scheduled repayments are reported in maturity categories in which the payment is due.

The Banks do not make loans that provide for negative amortization, nor do any loans contain conversion features. The Banks did not have any foreign loans outstanding at December 31, 2020.

The following table shows the amount of accrual and nonaccrual TDRs at December 31, 2020, 2019, and 2018:

	2020			2019			2018
(In Thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial, financial, and agricultural	$988	$862	$1,850	$—	$2,190	$2,190	$—	$1,127	$1,127
Real estate mortgage:
Residential	3,889	90	3,979	4,089	144	4,233	2,225	159	2,384
Commercial	2,107	4,423	6,530	2,127	4,732	6,859	3,959	2,129	6,088
Construction	—	—	—	—	—	—	—	—	—
Other consumer installment loans	—	—	—	—	—	—	—	—	—
	$6,984	$5,375	$12,359	$6,216	$7,066	$13,282	$6,184	$3,415	$9,599

ALLOWANCE FOR LOAN LOSSES

2020

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

The allowance for loan losses increased from $11,894,000 at December 31, 2019 to $13,803,000 at December 31, 2020.  At December 31, 2020 and 2019, the allowance for loan losses to total loans was 1.03% and 0.88%, respectively.  Net loan charge-offs of $716,000 or 0.05% of average loans for the year ended December 31, 2020 countered the impact of the provision for loan losses of $2,625,000. Driving the increase in the allowance for loan losses was the economic uncertainty that has resulted from the COVID-19 pandemic. The COVID-19 pandemic has resulted in various businesses operating at less than 100% capacity, an increase in the unemployment rate, and an increase in the number of loans that have been granted payment deferrals. In response to the uncertainty in both the business and consumer sectors caused by the COVID-19 pandemic and as well as the level of precision in estimating the effects of a pandemic, a higher than normal unallocated reserve is considered necessary. Management concluded that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date as noted in the provision for loan losses discussion.

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

2019

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

Allocation of the Allowance For Loan Losses
	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Balance at end of period applicable to:
Commercial, financial, and agricultural	$1,936	12.26%	$1,779	11.53%	$1,680	13.63%	$1,177	14.35%	$1,554	13.34%
Real estate mortgage:
Residential	4,460	43.90	4,306	46.02	5,616	44.97	5,679	47.91	5,383	51.58
Commercial	3,635	27.78	3,210	26.82	4,047	26.86	4,277	26.64	4,975	27.96
Construction	134	2.93	118	2.81	143	3.14	155	2.54	178	3.17
Consumer automobiles	1,984	11.65	1,780	11.11	1,328	9.62	804	6.40	143	1.35
Other consumer installment loans	183	1.48	278	1.71	259	1.78	271	2.16	273	2.60
Unallocated	1,471	—	423	—	764	—	495	—	390	—
	$13,803	100.00%	$11,894	100.00%	$13,837	100.00%	$12,858	100.00%	$12,896	100.00%

NONPERFORMING LOANS

The decrease in nonperforming loans during 2020 is primarily due to a non-accrual commercial loan that was paid-off during the fourth quarter of 2020. The majority of the nonperforming loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses.

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

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Nonaccrual	Total
2020	$1,212	$9,122	$10,334
2019	2,047	10,374	12,421
2018	1,274	15,298	16,572
2017	509	6,759	7,268
2016	870	10,756	11,626

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

DEPOSITS

2020 vs. 2019

Total average deposits increased $118,440,000 or 9.05% from 2019 to 2020.  Noninterest-bearing deposits average balance increased $72,767,000 as customers received funding from various government programs that were designed to combat the effects of the COVID-19 pandemic.

2019 vs. 2018

Total average deposits increased $113,881,000 or 9.54% from 2019 to 2020.  The time deposit portfolio average balance for 2019 increased $86,349,000 to $345,635,000 as time deposits were utilized as an attraction tool and to lengthen the average maturity of the interest bearing liability portfolio.

The average amount and the average rate paid on deposits are summarized below for the years ended December 31, 2020, 2019, and 2018:

	2020		2019		2018
(In Thousands)	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
Noninterest-bearing	$394,210	0.00%	$321,443	0.00%	$303,606	0.00%
Savings	193,568	0.13	169,832	0.13	164,844	0.05
Super Now	254,177	0.69	231,816	0.76	225,885	0.46
Money Market	245,633	0.62	239,317	0.91	240,541	0.50
Time	338,895	2.07	345,635	2.11	259,286	1.56
Total average deposits	$1,426,483	0.74%	$1,308,043	0.88%	$1,194,162	0.53%

SHAREHOLDERS’ EQUITY

2020

Shareholders’ equity increased $9.2 million to $164.1 million at December 31, 2020 compared to December 31, 2019. The change in accumulated other comprehensive loss from $2.8 million at December 31, 2019 to $882,000 at December 31, 2020 is a result of an increase in unrealized gains on available for sale securities (from an unrealized gain of $2.5 million at December 31, 2019 to an unrealized gain of $4.7 million at December 31, 2020). The amount of accumulated other comprehensive loss at December 31, 2020 was also impacted by the change in net excess of the projected benefit obligation over the fair value of the plan assets of the defined benefit pension plan, resulting in an increase in the net loss of $364,000. The current level of shareholders’ equity equates to a book value per share of $23.27 at December 31, 2020 compared to $22.01 at December 31, 2019, and an equity to asset ratio of 8.95% at December 31, 2020 compared to 9.31% at December 31, 2019. Dividends declared for the twelve months ended December 31, 2020 and 2019 were $1.28 per share and $1.26 per share, respectively.

2019

Shareholders’ equity increased $11,400,000 to $155.0 million at December 31, 2019 compared to December 31, 2018.  The change in accumulated other comprehensive loss from $6.6 million at December 31, 2018 to $2.8 million at December 31, 2019 is a result of an increase in unrealized gains on available for sale securities (from an unrealized loss of $1.4 million at December 31, 2018 to an unrealized gain of $2.5 million at December 31, 2019). The amount of accumulated other comprehensive loss at December 31, 2019 was also impacted by the change in net excess of the projected benefit obligation over the fair value of the plan assets of the defined benefit pension plan, resulting in a decrease in the net loss of $44,000. The current level of shareholders’ equity equates to a book value per share of $22.01 at December 31, 2019 compared to $20.39 at December 31, 2018, and an equity to asset ratio of 9.31% at December 31, 2019 compared to 8.52% at December 31, 2018.  Dividends declared for the twelve months ended December 31, 2019 and 2018 were $1.26 per share and $1.25 per share, respectively..

Bank regulators have risk based capital guidelines.  Under these guidelines the Corporation and each Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2020, both the Corporation’s and each Bank’s required ratios were well above the minimum ratios (and including the current capital conservation buffer where applicable) as follows:

	Corporation	Jersey Shore State Bank	Luzerne Bank	Minimum Standards
Common equity tier 1 capital to risk-weighted assets	11.267%	10.906%	11.156%	7.000%
Tier 1 capital to risk-weighted assets	11.267%	10.906%	11.156%	8.500%
Total capital to risk-weighted assets	12.151%	11.857%	11.865%	10.500%
Tier 1 capital to average assets	8.436%	8.062%	7.860%	4.000%

For a more comprehensive discussion of these requirements, see “Regulation and Supervision” in Item 1 of the Annual Report on Form 10-K.  Management believes that the Corporation and the Banks will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity, and other certain equity ratios are presented as follows:

	2020	2019	2018
Percentage of net income to:
Average total assets	0.85%	0.94%	0.94%
Average shareholders’ equity	9.66%	10.54%	10.72%
Percentage of dividends declared to net income	59.32%	56.27%	59.97%
Percentage of average shareholders’ equity to average total assets	8.85%	8.91%	8.77%

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

The following liquidity measures are monitored for compliance and were within the limits cited at December 31, 2020.

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Corporation has a current borrowing capacity at the FHLB of $588,457,000 with $148,000,000 utilized, leaving $440,457,000 available.  In addition to this credit arrangement, the Corporation has additional lines of credit with correspondent banks of $100,000,000. The Corporation’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.

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

The following is a rate shock forecast for the twelve month period ending December 31, 2021 assuming a static balance sheet as of December 31, 2020.

	Parallel Rate Shock in Basis Points
(In Thousands)	(200)	(100)	Static	100	200	300	400
Net interest income	$43,716	$46,617	$49,941	$53,806	$57,623	$61,218	$64,865
Change from static	(6,225)	(3,324)	—	3,865	7,682	11,277	14,924
Percent change from static	-12.46%	-6.66%	—	7.74%	15.38%	22.58%	29.88%

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

CONTRACTUAL OBLIGATIONS

The Corporation has various financial obligations, including contractual obligations which may require future cash payments. The following table presents, as of December 31, 2020, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

	Payments Due In
(In Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,230,798	$—	$—	$—	$1,230,798
Time deposits	147,976	102,887	11,479	1,303	263,645
Repurchase agreements	5,244	—	—	—	5,244
Short-term borrowings	—	—	—	—	—
Long-term borrowings	30,075	48,164	70,200	5,036	153,475
Operating leases	291	571	527	2,911	4,300

The Corporation’s operating lease obligations represent short and long-term lease and rental payments for branch facilities and equipment.  The Bank leases certain facilities under operating leases which expire on various dates through 2049.  Renewal options are available on the majority of these leases.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Corporation cautions readers that the following important factors, among others in addition to the factors discussed in Item 1 - "Business" and in Item 1A - "Risk Factors", may have affected and could in the future affect the Corporation’s actual results and could cause the Corporation’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Corporation herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Corporation must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board; (iii) the effect on the Corporation’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (vi) the effects of health emergencies, including the spread of infectious diseases or pandemics.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(In Thousands, Except Share Data)	2020	2019
ASSETS:
Noninterest-bearing balances	$31,821	$24,725
Interest-bearing deposits in other financial institutions	181,537	23,864
Total cash and cash equivalents	213,358	48,589

Investment debt securities, available for sale, at fair value	162,261	148,619
Investment equity securities, at fair value	1,288	1,261
Investment securities, trading	40	51
Restricted investment in bank stock, at fair value	15,377	13,528
Loans held for sale	5,239	4,232
Loans	1,344,327	1,355,544
Allowance for loan losses	(13,803)	(11,894)
Loans, net	1,330,524	1,343,650
Premises and equipment, net	32,702	32,929
Accrued interest receivable	8,394	5,246
Bank-owned life insurance	33,638	29,253
Goodwill	17,104	17,104
Intangibles	671	898
Operating lease right of use asset	3,136	4,154
Deferred tax asset	2,526	3,338
Other assets	8,385	12,471
TOTAL ASSETS	$1,834,643	$1,665,323

LIABILITIES:
Interest-bearing deposits	$1,045,086	$989,259
Noninterest-bearing deposits	449,357	334,746
Total deposits	1,494,443	1,324,005

Short-term borrowings	5,244	4,920
Long-term borrowings	153,475	161,920
Accrued interest payable	1,112	1,671
Operating lease liability	3,175	4,170
Other liabilities	13,048	13,655
TOTAL LIABILITIES	1,670,497	1,510,341

SHAREHOLDERS’ EQUITY:
Preferred stock, 0 par value, 3,000,000 shares authorized; 0 shares issued	—	—
Common stock, par value $5.55, 22,500,000 shares authorized; 7,532,576 and 7,520,740 shares issued; 7,052,351 and 7,040,515 shares outstanding	41,847	41,782
Additional paid-in capital	52,523	51,487
Retained earnings	82,769	76,583
Accumulated other comprehensive (loss) gain:
Net unrealized gain on available for sale securities	4,714	2,455
Defined benefit plan	(5,596)	(5,232)
Treasury stock at cost, 480,225 shares	(12,115)	(12,115)
TOTAL PENNS WOODS BANCORP, INC. SHAREHOLDERS’ EQUITY	164,142	154,960
Non controlling interest	4	22
TOTAL SHAREHOLDERS' EQUITY	164,146	154,982
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,834,643	$1,665,323
See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2020	2019	2018
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$57,217	$60,384	$54,000
Investment securities:
Taxable	3,778	3,997	2,784
Tax-exempt	650	660	860
Dividend and other interest income	993	1,733	1,102
TOTAL INTEREST AND DIVIDEND INCOME	62,638	66,774	58,746

INTEREST EXPENSE:
Deposits	10,565	11,443	6,370
Short-term borrowings	43	793	1,757
Long-term borrowings	3,807	3,723	2,809
TOTAL INTEREST EXPENSE	14,415	15,959	10,936

NET INTEREST INCOME	48,223	50,815	47,810

PROVISION FOR LOAN LOSSES	2,625	2,735	1,735

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	45,598	48,080	46,075

NON-INTEREST INCOME:
Service charges	1,690	2,411	2,460
Net debt securities gains (losses), available for sale	1,592	640	(47)
Net equity securities gains (losses)	27	89	(170)
Net securities (losses) gains, trading	(11)	19	3
Bank-owned life insurance	653	574	662
Gain on sale of loans	4,148	1,754	1,518
Insurance commissions	416	433	365
Brokerage commissions	970	1,358	1,336
Debit card income	1,280	1,378	1,534
Other	1,403	1,796	1,800
TOTAL NON-INTEREST INCOME	12,168	10,452	9,461

NON-INTEREST EXPENSE:
Salaries and employee benefits	21,632	21,829	21,083
Occupancy	2,650	2,712	2,702
Furniture and equipment	3,411	3,248	3,092
Software amortization	978	871	712
Pennsylvania shares tax	1,289	1,148	1,108
Professional fees	2,362	2,474	2,106
Federal Deposit Insurance Corporation deposit insurance	939	578	890
Write down of assets held for sale	—	475	—
Loss on sale of premises and equipment	—	474	—
Marketing	261	425	767
Intangible amortization	227	264	300
Other	5,319	5,210	5,247
TOTAL NON-INTEREST EXPENSE	39,068	39,708	38,007

INCOME BEFORE INCOME TAX PROVISION	18,698	18,824	17,529
INCOME TAX PROVISION	3,474	3,138	2,819
CONSOLIDATED NET INCOME	$15,224	$15,686	$14,710
Earnings attributable to noncontrolling interest	18	14	6
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$15,206	$15,672	$14,704

EARNINGS PER SHARE - BASIC	$2.16	$2.23	$2.09
EARNINGS PER SHARE - DILUTED	$2.16	$2.20	$2.09
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,044,542	7,038,714	7,035,381
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,044,542	7,113,339	7,035,381
DIVIDENDS PER SHARE	$1.28	$1.26	$1.25
 See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Net Income	$15,206	$15,672	$14,704
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	4,452	5,469	(1,022)
Tax effect	(935)	(1,148)	216
Net realized (gain) loss included in net income	(1,592)	(640)	47
Tax effect	334	134	(10)
(Accretion) amortization of unrecognized pension and post-retirement items	(461)	56	(451)
Tax effect	97	(12)	95
Total other comprehensive income (loss)	1,895	3,859	(1,125)
Comprehensive income	$17,101	$19,531	$13,579

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK		NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, December 31, 2017	7,514,008	$41,744	$50,173	$63,364	$(4,974)	$(12,115)		$2	$138,194
Net income				14,704				6	14,710
Adoption of ASU 2016-01				537	(537)				—
Other comprehensive loss					(1,125)				(1,125)
Stock-based compensation recognized in earnings			486						486
Dividends declared, ($1.25 per share)				(8,818)					(8,818)
Common shares issued for employee stock purchase plan	3,538	19	78						97
Balance, December 31, 2018	7,517,546	41,763	50,737	69,787	(6,636)	(12,115)		8	143,544

Net income				15,672				14	15,686
Other comprehensive income					3,859				3,859
Stock-based compensation recognized in earnings			680						680
Dividends declared, ($1.26 per share)				(8,876)					(8,876)
Common shares issued for employee stock purchase plan	3,414	19	70						89
Stock split fractional shares	(220)								—
Balance, December 31, 2019	7,520,740	41,782	51,487	76,583	(2,777)	(12,115)		22	154,982

Net income				15,206				18	15,224
Other comprehensive income					1,895				1,895
Stock-based compensation recognized in earnings			854						854
Dividends declared, ($1.28 per share)				(9,020)					(9,020)
Common shares issued for employee stock purchase plan	3,972	21	65						86
Common shares issued for director compensation plan	7,864	44	117						161
Distributions to noncontrolling interest							$6	(36)	(36)
Balance, December 31, 2020	7,532,576	$41,847	$52,523	$82,769	$(882)	$(12,115)		$4	$164,146

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2020	2019	2018
OPERATING ACTIVITIES:
Net Income	$15,224	$15,686	$14,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,076	2,951	2,515
Write down of assets held for sale	—	475	—
(Gain) loss on sale of premises and equipment	(14)	474	—
Amortization of intangible assets	227	264	300
Provision for loan losses	2,625	2,735	1,735
Stock based compensation	854	680	486
Amortization of investment security discounts and premiums, net	793	671	776
Securities (gains) losses, available for sale	(1,592)	(640)	47
Originations of loans held for sale	(131,775)	(61,723)	(55,283)
Proceeds of loans held for sale	134,916	62,174	55,068
Gain on sale of loans	(4,148)	(1,754)	(1,518)
Net equity securities (gains) losses	(27)	(89)	170
Net securities losses (gains), trading	11	(19)	(3)
Proceeds from sales of trading securities	—	78	466
Purchases of trading securities	—	(74)	(309)
Security trades receivable	—	(6,626)	—
Earnings on bank-owned life insurance	(653)	(574)	(662)
Decrease (increase) in deferred tax asset	309	814	(324)
Other, net	2,174	(1,453)	(904)
Net cash provided by operating activities	22,000	14,050	17,270
INVESTING ACTIVITIES:
Investment debt securities available for sale:
Proceeds from sales	20,767	23,799	19,296
Proceeds from calls, maturities and repayments	23,292	6,845	8,033
Purchases	(54,043)	(40,180)	(58,725)
Proceeds from sales of equity securities	—	604	570
Net decrease (increase) in loans	10,269	24,010	(139,776)
Acquisition of premises and equipment	(2,668)	(2,706)	(2,005)
Proceeds from sale of premises and equipment	336	297	—
Proceeds from the sale of foreclosed assets	226	502	445
Purchase of bank-owned life insurance	(3,970)	(30)	(30)
Proceeds from bank-owned life insurance death benefit	248	—	—
Investment in limited partnership	(3,347)	—	—
Proceeds from redemption of regulatory stock	3,561	13,934	15,352
Purchases of regulatory stock	(5,410)	(8,600)	(20,882)
Net cash (used for) provided by investing activities	(10,739)	18,475	(177,722)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	55,827	90,170	56,085
Net increase in noninterest-bearing deposits	114,611	13,932	17,498
Proceeds from long-term borrowings	35,000	50,000	80,000
Repayment of long-term borrowings	(43,333)	(32,608)	(12,028)
Net increase (decrease) in short-term borrowings	324	(162,945)	67,117
Finance lease principal payments	(112)	(440)	—
Dividends paid	(9,020)	(8,876)	(8,818)
Distributions to non-controlling interest	(36)	—	—
Issuance of common stock	247	89	97
Net cash provided by (used for) financing activities	153,508	(50,678)	199,951
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	164,769	(18,153)	39,499
CASH AND CASH EQUIVALENTS, BEGINNING	48,589	66,742	27,243
CASH AND CASH EQUIVALENTS, ENDING	$213,358	$48,589	$66,742

See accompanying notes to the consolidated financial statements.

	Year Ended December 31,
(In Thousands)	2020	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$14,974	$15,438	$10,288
Income taxes paid	2,945	3,567	2,350
Transfer of loans to foreclosed real estate	232	525	877
Transfer due to adoption of ASU 2016-01, equity securities fair value adjust, reclassification from AOCI to Retained Earnings, net of tax	—	—	537
Right of use lease assets obtained in exchange for lessee finance lease liabilities	—	6,026	—
Right of use lease assets obtained in exchange for lessee operations lease liabilities	—	4,298	—

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

The financial services are provided by the Banks to individuals, partnerships, non-profit organizations, and corporations through their twenty-seven offices located in Clinton, Lycoming, Centre, Montour, Union, Blair, and Luzerne Counties, Pennsylvania.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2020, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, rising unemployment, or negative performance trends in financial information from borrowers could be indicators of subsequent increased levels of nonperforming assets and possible charge-offs, which would normally require increased loan loss provisions. An integral part of the periodic regulatory examination process is the review of the adequacy of the Banks' loan loss allowance. The regulatory agencies could require the Banks, based on their evaluation of information available at the time of their examination, to provide additional loan loss provisions to further supplement the allowance.

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
•repayment is deemed to be protracted beyond reasonable time frames;
•the asset has been classified as a loss by either the internal loan review process or external examiners;
•the borrower has filed bankruptcy and the loss becomes evident due to a lack of assets; or
•the loan is 180 days past due unless both well secured and in the process of collection.

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

Goodwill

The Corporation performs an annual impairment analysis of goodwill for its purchased subsidiaries, Luzerne and The M Group.  Based on the fair value of these reporting units, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2020, 2019, or 2018.

Intangible Assets

At December 31, 2020, the Corporation had intangible assets of $156,000 as a result of the acquisition of Luzerne National Bank Corporation, which is net of accumulated amortization of $1,859,000. These intangible assets will continue to be amortized using the sum-of-the-years digits method of amortization over ten years. The Corporation also had intangible assets of $515,000, which is net of accumulated amortization of $505,000, as a result of the purchase of two books of business related to investment product sales. The book of business intangible is being amortized using the straight-line method over a period of ten years.

Investments in Limited Partnerships

The Corporation was a limited partner in one partnership at December 31, 2020 that will provide low income elderly housing in the Corporation’s geographic market area once construction is complete. The carrying value of the Corporation’s investment in the limited partnership was $3,944,000 at December 31, 2020 and $597,000 at December 31, 2019. The investment will be amortized over the ten-year tax credit receipt period.  The partnership will be amortized once the project reaches the level of occupancy needed to begin the ten year tax credit recognition period.  During 2020 the Corporation exited a partnership that provides low income elderly housing. This limited partnership had a carrying value of $33,000 at December 31, 2019 and had amortization of $33,000, $184,000, and $184,000 for 2020, 2019, and 2018, respectively.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Update is effective for smaller reporting companies and all other entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits (Topic 715-20). This Update amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The Update eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The Update also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits. This Update is effective for public business entities for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis. For all other entities, this Update is effective for fiscal years ending after December 15, 2021. This Update did not have a significant impact on the Company’s financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Derivatives, and Hedging (Topic 815); and Financial Instruments (Topic 825), which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. ASU 2019-04 makes clarifying amendments to certain financial instrument standards. For entities that have not yet adopted ASU 2016-13, the effective dates for the amendments related to ASU 2016-13 are the same as the effective dates in ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments related to ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2017-12 as of April 25, 2019, the effective dates for the amendments to Topic 815 are the same as the effective dates in ASU 2017-12. For entities that have adopted ASU 2017-12 as of April 25, 2019, the effective date is as of the beginning of the first annual period beginning after April 25, 2019. The amendments related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326), which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted the credit losses standard, the ASU is effective when they implement the credit losses standard. For entities that already have adopted the credit losses standard, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt ASU 2016-13.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. For entities that have not yet adopted ASU 2016-13 as of November 26, 2019, the effective dates for ASU 2019-11 are the same as the effective dates and transition requirements in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-11 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

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

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), to clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting, for the purposes of applying the measurement alternative, in accordance with Topic 321, immediately before applying or upon discontinuing the equity method. The amendments also clarify that, for the purpose of applying paragraph 815-10-15-141 (a), an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option, in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. It is too early to predict whether a new rate index replacement and the adoption of the ASU will have a material impact on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This ASU removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium. This ASU requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The amendments in this ASU are effective for public business entities that are not smaller reporting companies, for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs, which clarifies that, for each reporting period, an entity should reevaluate whether a callable debt security is within the scope of ASC 310-20-35-33. For public business entities, ASU 2020-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. For all other entities, ASU 2020-08 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, which codifies, as appropriate, the amended financial statement disclosure requirements in Regulation S-X Rules 13-01 and 13-02. The amendments are effective January 4, 2021. This Update did not have a significant impact on the Company’s financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which makes minor technical corrections and clarifications to the ASC. The amendments in Sections B and C of the ASU are effective for annual periods beginning after December 15, 2020, for public business entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2020, the FASB issued ASU 2020-11, Financial Services – Insurance (Topic 944), which was made in consideration of the implications of the Coronavirus Disease 2019 (COVID-19) pandemic on an insurance entity’s ability to effectively implement the amendments in Accounting Standards Update No. 2018-12, Financial Services— Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI). The amendments in this Update defer the effective date of LDTI for all entities by one year, as (1) for public business entities that meet the definition of an SEC filer and are not SRCs, LDTI is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years; and (2) for all other entities, LDTI is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides optional temporary guidance for entities transitioning away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates (IBORs) to new references rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic 848. ASU 2021-01 clarifies that the derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component shown, net of tax and parenthesis indicating debits to net income, as of December 31, 2020, 2019, and 2018 were as follows:

	Twelve Months Ended December 31, 2020			Twelve Months Ended December 31, 2019			Twelve Months Ended December 31, 2018
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities*	Defined Benefit Plan*	Total*	Net Unrealized Gain (Loss) on Available for Sale Securities*	Defined Benefit Plan*	Total*	Net Unrealized Gain (Loss) on Available for Sale Securities*	Defined Benefit Plan*	Total*
Beginning balance	$2,455	$(5,232)	$(2,777)	$(1,360)	$(5,276)	$(6,636)	$(54)	$(4,920)	$(4,974)
Other comprehensive income (loss) before reclassifications	3,517	(510)	3,007	4,321	(104)	4,217	(806)	(486)	(1,292)
Amounts reclassified from accumulated other comprehensive (loss) income	(1,258)	146	(1,112)	(506)	148	(358)	37	130	167
Net current-period other comprehensive income (loss)	2,259	(364)	1,895	3,815	44	3,859	(769)	(356)	(1,125)
Reclassification from adoption of 2016-01	—	—	—	—	—	—	(537)	—	(537)
Ending balance	$4,714	$(5,596)	$(882)	$2,455	$(5,232)	$(2,777)	$(1,360)	$(5,276)	$(6,636)

The adoption of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities requires equity securities to run through the income statement and therefore the reclassification of prior accumulated losses are reflected above.

The reclassifications out of accumulated other comprehensive income shown, net of tax and parenthesis indicating debits to net income, as of December 31, 2020, 2019, and 2018 were as follows:

(In Thousands)	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Twelve Months Ended			Affected Line Item in the Consolidated Statement of Income
	December 31, 2020	December 31, 2019	December 31, 2018
Net realized gain (loss) on available for sale securities	$1,592	$640	$(47)	Net debt securities gains (losses), net available for sale
Income tax effect	(334)	(134)	10	Income tax provision
	$1,258	$506	$(37)

Net unrecognized pension expense	$(185)	$(187)	$(165)	Other non-interest expense
Income tax effect	39	39	35	Income tax provision
	$(146)	$(148)	$(130)

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

	Year Ended December 31,
	2020	2019	2018
Weighted average common shares issued	7,524,767	7,518,939	7,515,606
Average treasury stock shares	(480,225)	(480,225)	(480,225)
Weighted average common shares outstanding - basic	7,044,542	7,038,714	7,035,381
Dilutive effect of outstanding stock options	—	74,625	—
Weighted average common shares outstanding - diluted	7,044,542	7,113,339	7,035,381

There were a total of 841,275 non-qualified employee stock options (Note 14) outstanding on December 31, 2020 that had a weighted average strike price of $28.17. Options on December 31, 2019 had an average strike price of $29.29 with a total of 625,800 options outstanding. Grants outstanding at year-end 2018 totaled to 395,550 options with an average strike price of $30.08. Grants were included, on a weighted average basis, in the computation of diluted earnings per share for the 2019 period for grants where the average market price of common shares exceeded the strike price of the options. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the 2020 and 2018 periods presented due to the average market price of common shares being less than the strike price of the options.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost, gross gains and losses, and fair values of investment securities at December 31, 2020 and 2019 are as follows:

	2020
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$2,118	$23	$—	$2,141
State and political securities	102,690	5,382	(59)	108,013
Other debt securities	51,486	828	(207)	52,107
Total debt securities	$156,294	$6,233	$(266)	$162,261

Investment equity securities:
Other equity securities	$1,300	$10	$(22)	$1,288
Total equity securities	$1,300	$10	$(22)	$1,288

Trading:
Other equity securities	$50	$—	$(10)	$40
Trading investment equity securities	$50	$—	$(10)	$40

	2019
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$4,956	$56	$(46)	$4,966
State and political securities	79,064	3,299	(77)	82,286
Other debt securities	61,492	401	(526)	61,367
Total debt securities	$145,512	$3,756	$(649)	$148,619

Investment equity securities:
Other equity securities	$1,300	$—	$(39)	$1,261
Total equity securities	$1,300	$—	$(39)	$1,261

Trading:
Other equity securities	$50	$3	$(2)	$51
Trading investment equity securities	$50	$3	$(2)	$51

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019.

	2020
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS)
State and political securities	$12,311	$(51)	$900	$(8)	$13,211	$(59)
Other debt securities	5,964	(74)	4,429	(133)	10,393	(207)
Total Debt Securities AFS	$18,275	$(125)	$5,329	$(141)	$23,604	$(266)

	2019
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS)
Mortgage-backed securities	$—	$—	$2,115	$(46)	$2,115	$(46)
State and political securities	7,958	(40)	224	(37)	8,182	(77)
Other debt securities	13,373	(216)	14,258	(310)	27,631	(526)
Total Debt Securities AFS	$21,331	$(256)	$16,597	$(393)	$37,928	$(649)

At December 31, 2020 there were 28 individual securities in a continuous unrealized loss position for less than twelve months and 6 individual securities in a continuous unrealized loss position for greater than twelve months.

The Corporation reviews its position quarterly and has asserted that at December 31, 2020 and 2019, the declines outlined in the above table represent temporary declines and the Corporation does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Corporation has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$13,518	$13,490
Due after one year to five years	70,187	71,674
Due after five years to ten years	60,896	65,102
Due after ten years	11,693	11,995
Total	$156,294	$162,261

Total gross proceeds from sales of securities available for sale were $20,767,000, $23,799,000, and $19,296,000 for 2020, 2019, and 2018, respectively.  The following table represents gross realized gains and losses on those transactions:

	Year Ended December 31,
(In Thousands)	2020	2019	2018
Gross realized gains:
U.S. Government and agency securities	$—	$—	$—
Mortgage-backed securities	83	—	27
State and political securities	978	544	19
Other debt securities	554	113	3
Total gross realized gains	$1,615	$657	$49
Gross realized losses:
U.S. Government and agency securities	$—	$—	$—
Mortgage-backed securities	—	1	—
State and political securities	23	11	86
Other debt securities	—	5	10
Total gross realized losses	$23	$17	$96

Gross realized gains:
Financial institution equity securities	$—	$52	$—
Other equity securities	—	—	—
Total gross realized gains	$—	$52	$—
Gross realized losses:
Financial institution equity securities	$—	$—	$—
Other equity securities	—	—	—
Total gross realized losses	$—	$—	$—

There were no impairment charges included in gross realized losses for the years ended December 31, 2020, 2019, and 2018.

Investment securities with a carrying value of approximately $111,247,000 and $74,163,000 at December 31, 2020 and 2019, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

Equity securities consist of Community Reinvestment Act funds along with other smaller investments in other financial institutions. At December 31, 2020 and December 31, 2019, we had $1,288,000 and $1,261,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the years ended December 31, 2020 and 2019:

(In Thousands)	2020	2019
Net gain recognized in equity securities during the period	$27	$89
Less: Net gains realized on the sale of equity securities during the period	—	52
Unrealized gain recognized in equity securities held at reporting date	$27	$37

Net gains and losses on trading account securities are as follows for the for the years ended December 31, 2020, 2019, and 2018.

(In Thousands)	2020	2019	2018
Net gain (losses) on sales transaction	$—	$5	$(6)
Net mark-to-market (losses) gains	(11)	14	9
Net (loss) gain on trading account securities	$(11)	$19	$3

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

The following table presents the related aging categories of loans, by segment, as of December 31, 2020 and 2019:

	2020
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial, financial, and agricultural	$163,583	$247	$48	$865	$164,743
Real estate mortgage:
Residential	580,292	6,386	983	2,060	589,721
Commercial	366,363	533	150	6,142	373,188
Construction	38,587	667	—	55	39,309
Consumer automobile loans	155,472	900	31	—	156,403
Other consumer installment loans	19,485	455	—	—	19,940
	1,323,782	$9,188	$1,212	$9,122	1,343,304
Net deferred loan fees and discounts	1,023				1,023
Allowance for loan losses	(13,803)				(13,803)
Loans, net	$1,311,002				$1,330,524

	2019
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial, financial, and agricultural	$153,737	$249	$30	$2,197	$156,213
Real estate mortgage:
Residential	615,580	4,881	1,529	1,266	623,256
Commercial	355,597	775	164	6,725	363,261
Construction	37,871	131	—	65	38,067
Consumer automobile loans	149,703	709	—	105	150,517
Other consumer installment loans	22,124	579	324	16	23,043
	1,334,612	$7,324	$2,047	$10,374	1,354,357
Net deferred loan fees and discounts	1,187				1,187
Allowance for loan losses	(11,894)				(11,894)
Loans, net	$1,323,905				$1,343,650

The following table presents the interest income if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans as of December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020		2019		2018
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$29	$—	$166	$2	$289	$235
Real estate mortgage:
Residential	21	28	158	33	123	88
Commercial	60	—	333	8	405	212
Construction	1	—	4	—	5	4
Consumer automobile loans	—	—	16	10	7	5
Other consumer installment loans	—	—	2	1	1	1
	$111	$28	$679	$54	$830	$545

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of December 31, 2020 and 2019:

	2020
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$865	$3,652	$—
Real estate mortgage:
Residential	5,023	5,023	—
Commercial	6,354	6,354	—
Construction	124	124	—
Consumer automobile loans	—	—	—
Other consumer installment loans	—	—	—
	12,366	15,153	—
With an allowance recorded:
Commercial, financial, and agricultural	—	—	—
Real estate mortgage:
Residential	1,294	1,294	224
Commercial	3,023	3,023	811
Construction	—	—	—
Consumer automobile loans	—	—	—
Other consumer installment loans	—	—	—
	4,317	4,317	1,035
Total:
Commercial, financial, and agricultural	865	3,652	—
Real estate mortgage:
Residential	6,317	6,317	224
Commercial	9,377	9,377	811
Construction	124	124	—
Consumer automobile loans	—	—	—
Other consumer installment loans	—	—	—
	$16,683	$19,470	$1,035

	2019
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$2,285	$5,072	$—
Real estate mortgage:
Residential	5,008	5,008	—
Commercial	5,035	5,035	—
Construction	65	65	—
Consumer automobile loans	—	—	—
Other consumer installment loans	—	—	—
	12,393	15,180	—
With an allowance recorded:
Commercial, financial, and agricultural	—	—	—
Real estate mortgage:
Residential	1,168	1,200	211
Commercial	3,540	3,590	1,104
Construction	—	—	—
Consumer automobile loans	130	130	62
Other consumer installment loans	16	16	16
	4,854	4,936	1,393
Total:
Commercial, financial, and agricultural	2,285	5,072	—
Real estate mortgage:
Residential	6,176	6,208	211
Commercial	8,575	8,625	1,104
Construction	65	65	—
Consumer automobile loans	130	130	62
Other consumer installment loans	16	16	16
	$17,247	$20,116	$1,393

The following table presents the average recorded investment in impaired loans and related interest income recognized for December 31, 2020, 2019, and 2018:

	2020
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,653	$34	$—
Real estate mortgage:
Residential	5,692	234	15
Commercial	7,937	158	—
Construction	72	1	4
Consumer automobile loans	89	—	—
Other consumer installment loans	3	1	—
	$15,446	$428	$19

	2019
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$4,673	$5	$—
Real estate mortgage:
Residential	4,902	141	28
Commercial	9,757	117	3
Construction	71	—	—
Consumer automobile loans	62	—	4
Other consumer installment loans	12	—	—
	$19,477	$263	$35

	2018
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$2,018	$71	$168
Real estate mortgage:
Residential	3,962	134	87
Commercial	9,524	235	194
Construction	15	—	4
Consumer automobile loans	14	—	1
Other consumer installment loans	1	—	1
	$15,534	$440	$455
At December 31, 2020, additional funds totaling $5,000 are committed to be advanced in connection with impaired loans.

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

Loan modifications that are considered TDRs completed during the twelve months ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020			2019
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	2	$1,028	$1,028	2	$1,221	$1,221
Real estate mortgage:
Residential	—	—	—	1	2,166	2,166
Commercial	3	1,263	1,263	2	2,842	2,842
Construction	—	—	—	—	—	—
Other consumer installment loans	—	—	—	—	—	—
Total	5	$2,291	$2,291	5	$6,229	$6,229

Of the five new troubled debt restructurings that were granted for the year ended December 31, 2020, four loans totaling $1,231,000 were granted payment concessions and one loan totaling $1,060,000 was granted a rate concession.

Of the five new troubled debt restructurings that were granted for the year ended December 31, 2019, four loans totaling $4,062,000 were granted rate concessions and one loan totaling $2,167,000 was granted a payment concession.

No loan modifications considered troubled debt restructurings made during the twelve months previous to December 31, 2020 defaulted. Loan modifications considered troubled debt restructurings made during the twelve months previous to December 31, 2019, that have defaulted during the corresponding twelve month period were as follows:

	Year Ended December 31, 2019
(In Thousands, Except Number of Contracts)	Number of Contracts	Recorded Investment
Commercial, financial, and agricultural	2	$1,218
Real estate mortgage:
Residential	—	—
Commercial	1	1,082
Total	3	$2,300

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

The following table presents the credit quality categories identified above as of December 31, 2020 and 2019:

	2020
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$162,694	$584,599	$355,616	$39,192	$156,403	$19,938	$1,318,442
Special Mention	180	556	7,973	—	—	—	8,709
Substandard	1,869	4,566	9,599	117	—	2	16,153
Total	$164,743	$589,721	$373,188	$39,309	$156,403	$19,940	$1,343,304

	2019
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$149,349	$618,350	$348,864	$37,931	$150,517	$23,039	$1,328,050
Special Mention	3,174	2,436	5,080	—	—	—	10,690
Substandard	3,690	2,470	9,317	136	—	4	15,617
Total	$156,213	$623,256	$363,261	$38,067	$150,517	$23,043	$1,354,357

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

For the general allowances historical loss trends are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by other qualitative factors.  A historical charge-off factor is calculated utilizing a twelve quarter moving average.  However, management may adjust the moving average time frame by up to four quarters to adjust for variances in the economic cycle. Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.  The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; national and economic trends and conditions; concentrations of credit from a loan type, industry, and/or geographic standpoint; value of underlying collateral on collateral depended loans; effect of other external factors; and the quality of the loan review system. During 2020, certain qualitative factors were increased to account for the economic changes, continued economic uncertainty, and level of loan payment deferrals caused by the COVID-19 pandemic.

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

Over the last three years, various quantitative and qualitative factors indicate changes in our provision for loan losses. The provision for commercial and agricultural loans decreased during 2020 due to levels and trends of nonaccrual loans in our portfolio and a decline in charge-offs. The change in the provision for residential real estate loans vary based on our observations of industry trends during 2020 in national and market area foreclosure rates and the impact of the COVID-19 pandemic. The provision for this loan type is adjusted by national indices as well as our historical losses. The provision for commercial and construction real estate loans increased as the economic environment has softened as the impact of the COVID-19 pandemic is felt within the markets we serve. The provision for consumer automobiles decreased slightly due to the leveling off of indirect loan volume. The provision for other consumer installment loans has decreased as the level of charge-offs has declined. The COVID-19 pandemic has resulted in various businesses operating at less than 100% capacity, an increase in the unemployment rate, and an increase in the number of loans that have been granted payment deferrals. In response to the uncertainty in both the business and consumer sectors caused by the COVID-19 pandemic and as well as the level of precision in estimating the effects of a pandemic, a higher than normal unallocated reserve is considered necessary.

Activity in the allowance is presented for the twelve months ended December 31, 2020, 2019, and 2018:

	2020
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,779	$4,306	$3,210	$118	$1,780	$278	$423	$11,894
Charge-offs	(64)	(254)	(64)	—	(396)	(193)	—	(971)
Recoveries	36	49	—	11	75	84	—	255
Provision	185	359	489	5	447	92	1,048	2,625
Ending Balance	$1,936	$4,460	$3,635	$134	$1,906	$261	$1,471	$13,803

	2019
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,680	$5,616	$4,047	$143	$1,328	$259	$764	$13,837
Charge-offs	(2,903)	(347)	(150)	—	(329)	(1,228)	—	(4,957)
Recoveries	90	6	1	10	79	93	—	279
Provision	2,912	(969)	(688)	(35)	702	1,154	(341)	2,735
Ending Balance	$1,779	$4,306	$3,210	$118	$1,780	$278	$423	$11,894

	2018
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,177	$5,679	$4,277	$155	$804	$271	$495	$12,858
Charge-offs	(82)	(276)	(56)	—	(246)	(303)	—	(963)
Recoveries	36	74	—	7	16	74	—	207
Provision	549	139	(174)	(19)	754	217	269	1,735
Ending Balance	$1,680	$5,616	$4,047	$143	$1,328	$259	$764	$13,837

The Corporation grants commercial, industrial, residential, and installment loans to customers throughout north-central and north-eastern Pennsylvania. Although the Corporation has a diversified loan portfolio at December 31, 2020 and 2019, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The amount of foreclosed residential real estate held at December 31, 2020 and December 31, 2019, totaled $614,000 and $493,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2020 and December 31, 2019, totaled $51,000 and $32,000, respectively.

The Corporation has a concentration of loans at December 31, 2020 and 2019 as follows:

	2020	2019
Owners of residential rental properties	16.57%	15.87%
Owners of commercial rental properties	13.57%	12.39%

Modifications to date have included 1,336 loans with principal balances of $173,200,000; however, as of December 31, 2020, only 37 loans totaling $7,089,000 remained in deferment.

The Company has processed over 226 loan applications with a value of $14,211,000 in loans under the Payroll Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). These loans are guaranteed by the Small Business Administration (SBA), carry an interest rate of 1 percent, and are for a term of two years if not forgiven under the SBA rules.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2020 and 2019:

	2020
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment	Unallocated	Totals
(In Thousands)		Residential	Commercial	Construction
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$224	$811	$—	$—	$—	$—	$1,035
Collectively evaluated for impairment	1,936	4,236	2,824	134	1,906	261	1,471	12,768
Total ending allowance balance	$1,936	$4,460	$3,635	$134	$1,906	$261	$1,471	$13,803
Loans:
Individually evaluated for impairment	$865	$6,317	$9,377	$124	$—	$—		$16,683
Collectively evaluated for impairment	163,878	583,404	363,811	39,185	156,403	19,940		1,326,621
Total ending loans balance	$164,743	$589,721	$373,188	$39,309	$156,403	$19,940		$1,343,304

	2019
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment	Unallocated	Totals
(In Thousands)		Residential	Commercial	Construction
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$211	$1,104	$—	$62	$16	$—	$1,393
Collectively evaluated for impairment	1,779	4,095	2,106	118	1,718	262	423	10,501
Total ending allowance balance	$1,779	$4,306	$3,210	$118	$1,780	$278	$423	$11,894
Loans:
Individually evaluated for impairment	$2,285	$6,176	$8,575	$65	$130	$16		$17,247
Collectively evaluated for impairment	153,928	617,080	354,686	38,002	150,387	23,027		1,337,110
Total ending loans balance	$156,213	$623,256	$363,261	$38,067	$150,517	$23,043		$1,354,357
NOTE 7 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31, 2020 and 2019:

(In Thousands)	2020	2019
Land	$6,747	$6,772
Premises	22,334	21,566
Furniture and equipment	12,443	12,043
Leasehold improvements	3,698	3,077
Finance lease right-of-use assets	5,257	5,456
Total	50,479	48,914
Less accumulated depreciation and amortization	17,777	15,985
Net premises and equipment	$32,702	$32,929

Depreciation and amortization related to premises and equipment for the years ended 2020, 2019, and 2018 was $2,098,000, $2,053,000, and $1,789,000, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLES

As of December 31, 2020 and 2019, goodwill had a gross carrying value of $17,380,000 and accumulated amortization of $276,000 resulting in a net carrying amount of $17,104,000.

The gross carrying amount of goodwill is tested for impairment annually.  Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, there was no evidence of impairment of the carrying amount at December 31, 2020 or 2019.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  Since the acquisition, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible and a trade name intangible which are being amortized on an accelerated basis, and also book of business intangible that is being amortized on a straight-line basis over the useful life of such assets.  The net carrying amount of the core deposit intangible, the trade name intangible, and the book of business intangible at December 31, 2020 was $145,000, $11,000, and $515,000 respectively, with $1,736,000, $122,000, and $505,000 accumulated amortization as of that date.

As of December 31, 2020, the estimated future amortization expense for the core deposit and trade name intangible was:

(In Thousands)	Core Deposit Intangible	Trade Name Intangible	Book of Business Intangible	Total
2021	$83	$6	$102	$191
2022	48	4	102	154
2023	14	1	102	117
2024	—	—	102	102
2025	—	—	102	102
2026	—	—	5	5
	$145	$11	$515	$671

NOTE 9 - DEPOSITS

Time deposits of $250,000 or more totaled approximately $40,241,000 on December 31, 2020 and $70,962,000 on December 31, 2019. Interest expense on time deposits of $100,000 or more was approximately $4,138,000, $4,159,000, and $2,238,000, for the years ended December 31, 2020, 2019, and 2018, respectively.

At December 31, 2020, the scheduled maturities on time deposits of $100,000 or more are as follows:

(In Thousands)	2020
Three months or less	$16,189
Three months to six months	16,540
Six months to twelve months	48,101
Over twelve months	67,458
Total	$148,288

Total time deposit maturities are as follows at December 31, 2020:

(In Thousands)	2020
2021	$147,976
2022	82,279
2023	20,608
2024	9,771
2025	1,708
Thereafter	1,303
Total	$263,645

Total deposits at for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
(In Thousands)	Amount	Amount
Noninterest-bearing	$449,357	$334,746
Savings	209,924	176,732
Super Now	287,775	218,605
Money Market	283,742	216,038
Time	263,645	377,884
Total deposits	$1,494,443	$1,324,005

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and primarily FHLB advances, which generally represent overnight or less than six month borrowings.  In addition to the outstanding balances noted below, the Banks also have additional lines of credit totaling $100,000,000 available from correspondent banks other than the FHLB.  The outstanding balances and related information for short-term borrowings are summarized as follows at December 31, 2020, 2019, and 2018:

(In Thousands)	2020	2019	2018
Repurchase Agreements:
Balance at year end	$5,244	$4,920	$5,662
Maximum amount outstanding at any month end	18,468	10,097	8,431
Average balance outstanding during the year	10,669	5,971	7,043
Weighted-average interest rate:
At year end	0.14%	0.22%	0.20%
Paid during the year	0.20%	0.18%	0.13%
Overnight:
Balance at year end	$—	$—	$162,203
Maximum amount outstanding at any month end	13,778	120,540	162,203
Average balance outstanding during the year	1,991	28,926	78,043
Weighted-average interest rate:
At year end	—%	—%	2.62%
Paid during the year	1.09%	2.70%	2.24%

We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2020 and December 31, 2019 is presented in the following tables.

	2020	2019
	Remaining Contractual Maturity of the Agreements
(In Thousands)	Overnight and Continuous	Overnight and Continuous
Repurchase Agreements:
Mortgage-backed securities	$—	$—
State and political securities	10,672	4,984
Other debt securities	1,000	1,768
Total carrying value of collateral pledged	$11,672	$6,752

Total liability recognized for repurchase agreements	$5,244	$4,920

NOTE 11 - LONG-TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2020 and 2019:

(In Thousands)		Weighted Average Interest Rate		Stated Interest Rate Range
Description	Maturity	2020	2019	From	To	2020	2019
Fixed	2020	—%	1.91%	1.62%	2.29%	$—	$43,333
Fixed	2021	2.73%	2.73%	2.46%	3.00%	30,000	30,000
Fixed	2022	2.24%	2.24%	1.98%	2.56%	23,000	23,000
Fixed	2023	2.60%	2.60%	1.84%	3.10%	25,000	25,000
Fixed	2024	2.24%	2.35%	1.50%	2.96%	40,000	35,000
Fixed	2025	1.62%	—%	1.14%	1.88%	30,000	—
Total Fixed		2.27%	2.32%			148,000	156,333
Total		2.27%	2.32%			$148,000	$156,333

(In Thousands) Year Ending December 31,	Amount	Weighted Average Rate
2021	$30,000	2.73%
2022	23,000	2.24%
2023	25,000	2.60%
2024	40,000	2.24%
Thereafter	30,000	1.62%
	$148,000	2.27%

The Banks maintain a credit arrangement which includes a revolving line of credit with the FHLB.  Under this credit arrangement, at December 31, 2020, JSSB has a remaining borrowing capacity of $236,685,000 and Luzerne has a remaining capacity of $178,077,000, which are subject to annual renewal and typically incur no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of each Bank which consist principally of first mortgage loans and state and political securities, along with other securities. Total outstanding letters of credit at December 31, 2020 with the FHLB for JSSB are $13,000,000 while Luzerne has $582,000 outstanding.

NOTE 12 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset position at December 31, 2020 and 2019:

(In Thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$2,910	$2,503
Deferred compensation	1,554	1,451
Lease liability	1,844	2,100
Defined pension	74	327
Investment securities allowance	54	18
Other	566	1,014
Total	7,002	7,413
Deferred tax liabilities:
Lease right of use asset	1,790	2,069
Unrealized gain on available for sale securities	1,253	653
Investment security accretion	119	117
Deferred loan fees and discounts	215	256
Depreciation	511	385
Amortization	588	595
Total	4,476	4,075
Deferred tax asset, net	$2,526	$3,338

No valuation allowance was established at December 31, 2020 and 2019, because of the Corporation’s ability to carry back capital losses to recover taxes paid in previous years and certain tax strategies, together with the anticipated future taxable income as evidenced by the Corporation’s earning potential. The Corporation is no longer subject to federal, state, and local examinations by tax authorities for years before 2017.

The provision or benefit for income taxes is comprised of the following for the year ended December 31, 2020, 2019, and 2018:

(In Thousands)	2020	2019	2018
Currently payable	$3,165	$2,324	$3,143
Deferred expense (benefit)	309	814	(324)
Total provision	$3,474	$3,138	$2,819

A reconciliation between the expected income tax or benefit and the effective income tax rate on income before income tax provision or benefit follows for the year ended December 31, 2020, 2019, and 2018:

	2020		2019		2018
(In Thousands)	Amount	%	Amount	%	Amount	%
Provision at expected rate	$3,927	21.00%	$3,953	21.00%	$3,681	21.00%
(Decrease) increase in tax resulting from:
Tax-exempt income	(475)	(2.54)	(547)	(2.91)	(633)	(3.61)
Tax credits	—	—	(184)	(0.98)	(177)	(1.01)
Other, net	22	0.12	(84)	(0.44)	(52)	(0.30)
Effective income tax provision and rate	$3,474	18.58%	$3,138	16.67%	$2,819	16.08%

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

The following table sets forth the obligation and funded status as of December 31, 2020 and 2019:

(In Thousands)	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$21,456	$19,022
Interest cost	641	763
Actuarial loss	160	92
Benefits paid	(887)	(840)
Change in actuarial assumptions	2,183	2,419
Benefit obligation at end of year	$23,553	$21,456

Change in plan assets:
Fair value of plan assets at beginning of year	$19,901	$16,366
Actual return on plan assets	2,967	3,369
Employer contribution	1,500	1,000
Benefits paid	(887)	(841)
Adjustment to fair value of plan assets	3	7
Fair value of plan assets at end of year	23,484	19,901
Funded status	$(69)	$(1,555)

Accounts recognized on balance sheet as:
Total liabilities	$(69)	$(1,555)

Amounts not yet recognized as a component of net periodic pension cost:
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$7,084	$6,622

The accumulated benefit obligation for the Plan was $23,553,000 and $21,456,000 at December 31, 2020 and 2019, respectively.

Components of Net Periodic Cost and Other Amounts Recognized in Other Comprehensive Income (Loss) as of December 31, 2020, 2019, and 2018 are as follows:

(In Thousands)	2020	2019	2018
Net periodic pension cost:
Service cost	$—	$—	$—
Interest cost	641	763	706
Expected return on plan assets	(1,274)	(995)	(1,098)
Amortization of unrecognized net loss	185	187	165
Net periodic (benefit) cost	$(448)	$(45)	$(227)

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31, 2020, 2019, and 2018:

	2020	2019	2018
Discount rate	2.24%	3.04%	4.10%
Rate of compensation increase	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Discount rate	3.04%	4.10%	3.47%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Plan’s weighted-average asset allocations at December 31, 2020 and 2019 by asset category are as follows:

Asset Category	2020	2019
Cash	3.62%	5.32%
Fixed income securities	12.99%	11.25%
Equity	69.06%	67.14%
Inflation Hedges/Real Assets	5.16%	5.75%
Hedged Strategies	9.17%	10.54%
Total	100.00%	100.00%

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

The following table sets forth by level, within the fair value hierarchy detailed in Note 21 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2020 and 2019:

	2020
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$850	$—	$—	$850
Mutual funds - taxable fixed income	3,051	—	—	3,051
Mutual funds - domestic equity	11,325	—	—	11,325
Mutual funds - international equity	4,889	—	—	4,889
Inflation Hedges/Real Assets	1,214	—	—	1,214
Hedged Strategies	2,155	—	—	2,155
Total assets at fair value	$23,484	$—	$—	$23,484

	2019
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$1,058	$—	$—	$1,058
Mutual funds - taxable fixed income	2,240	—	—	2,240
Mutual funds - domestic equity	10,797	—	—	10,797
Mutual funds - international equity	2,565	—	—	2,565
Inflation Hedges/Real Assets	1,145	—	—	1,145
Hedged Strategies	2,096	—	—	2,096
Total assets at fair value	$19,901	$—	$—	$19,901

The following future benefit payments are expected to be paid:

(In Thousands)
2021	$960
2022	978
2023	1,049
2024	1,051
2025	1,102
2026-2030	5,940
$11,080

The Corporation expects to contribute a minimum of $250,000 to its Pension Plan in 2021.

401(k) Savings Plan

The Corporation also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Corporation may make matching contributions equal to a discretionary percentage that is determined by the Board of Directors.  Participants are at all times fully vested in their contributions and vest over a period of five years regarding the employer contribution.  Contribution expense was approximately $502,000, $490,000, and $428,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

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

To fund benefits under the deferred compensation plan, the Corporation has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Corporation. The Corporation incurred expenses related to the plan of $431,000, $408,000, and $370,000 for the years ended December 31, 2020, 2019, and 2018, respectively.  Benefits paid under the plan were approximately $57,000, $57,000, and $59,000 in 2020, 2019, and 2018, respectively.

NOTE 14 - STOCK OPTIONS

In 2020, the Corporation adopted the 2020 Equity Incentive Plan which replaced the 2014 Equity Incentive Plan. The Equity Incentive Plans are designed to help the Corporation attract, retain, and motivate employees and non-employee directors. Incentive stock options, non-qualified stock options, and restricted stock may be granted as part of the plan.

On January 5, 2018 a total of 37,500 options were issued with an additional 224,550 options issued on August 24, 2018. Of the 262,050 options issued during 2018, 94,050 have a vesting period of three years and the remaining 168,000 options vest in five years. On March 15, 2019, the Corporation issued 240,000 stock options with a strike price of $28.01. Of the options issued during 2019, 120,900 have a three year vesting period while the remaining 119,100 have a five year vesting period and all options expire ten years after issuance. On March 11, 2020 a total of 238,500 options were issued by the Corporation with a strike price of $25.34. Of the 238,500 options granted, 119,300 of the options have a three year vesting period with the remaining 119,200 options vesting in five years.

A summary of stock option activity for the year ended December 31, 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	140,250	29.06	8.79	279,365
Granted	262,050	30.58	9.56
Exercised	—	—
Forfeited	(6,750)	28.51
Expired	—	—
Outstanding at December 31, 2018	395,550	30.08	8.97	4,019,522
Granted	240,000	28.01	9.21
Exercised	—	—
Forfeited	(9,750)	29.64
Expired	—	—
Outstanding at December 31, 2019	625,800	29.29	8.43	3,923,463
Granted	238,500	25.34	9.20
Exercised	—	—
Forfeited	(23,025)	29.44
Expired	—	—
Outstanding at December 31, 2020	841,275	$28.17	7.93	$159,795

Options exercisable at December 31, 2020	94,500	$28.95	5.66	$—

On December 31, 2020, a total of 841,275 options were outstanding. Outstanding options at December 31, 2020 and the related vesting schedules are summarized below:

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
March 11, 2020	119,300	—	119,300	$25.31	3 years	10 years
March 11, 2020	119,200	—	119,200	25.31	5 years	10 years
March 15, 2019	120,900	(5,700)	115,200	28.01	3 years	10 years
March 15, 2019	119,100	(5,550)	113,550	28.01	5 years	10 years
August 24, 2018	75,300	(5,250)	70,050	30.67	3 years	10 years
August 24, 2018	149,250	(10,650)	138,600	30.67	5 years	10 years
January 5, 2018	18,750	—	18,750	30.07	3 years	10 years
January 5, 2018	18,750	—	18,750	30.07	5 years	10 years
March 24, 2017	69,375	(9,000)	60,375	29.47	3 years	10 years
March 24, 2017	35,625	(2,250)	33,375	29.47	5 years	10 years
August 27, 2015	58,125	(24,000)	34,125	28.02	5 years	10 years

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during 2020, 2019, and 2018:

	2020	2019	2018
Risk-free interest rate	1.32%	2.49%	2.68%
Expected volatility	28.29%	23.61%	24.78%
Expected dividend yield	5.77%	4.16%	4.38%
Expected life	7.00 years	7.00 years	7.15 years
Weighted average grant date fair value per option	$3.80	$4.05	$5.15

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

For the years ended December 31, 2020, 2019, and 2018 there was $854,000, $680,000, and $486,000 in total share-based compensation expense, respectively. The compensation expense is recorded as part of the non-interest expenses in the Consolidated Statement of Income.

As of December 31, 2020, total unrecognized compensation costs related to non-vested options was $1,891,000 which is expected to be recognized over a period of 2.68 years. Exercisable stock awards at December 31, 2020 were 94,500 with a weighted average remaining exercisable contractual life of 5.66 years

NOTE 15 - EMPLOYEE STOCK PURCHASE PLAN

The Corporation maintains the Penns Woods Bancorp, Inc. Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Corporation. The Plan allows for up to 1,500,000 shares to be purchased by employees.  The purchase price of the shares is 95% of fair value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in fair value annually. There were 3,972 and 3,414 shares issued under the plan for the years ended December 31, 2020 and 2019, respectively.

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

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31, 2020 and 2019:

(In Thousands)	Beginning Balance	New Loans	Repayments	Ending Balance
2019	$17,791	$5,125	$(8,542)	$14,374
2020	14,374	12,956	(11,084)	16,246

Deposits from related parties held by the Banks amounted to $25,520,000 at December 31, 2020 and $18,121,000 at December 31, 2019.

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2020 and 2019:

(In Thousands)	2020	2019
Commitments to extend credit	$198,512	$187,778
Standby letters of credit	10,120	9,638
Credit exposure from the sale of assets with recourse	9,182	6,826

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

As of December 31, 2020 and 2019, the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, common equity tier I risk-based, tier I risked-based, total risk-based, and tier I leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively.

The Corporation’s and the Banks' actual capital ratios (using the definitions from the prompt corrective action rules) are presented in the following tables, which shows that the Corporation and both Banks met all regulatory capital requirements.

Consolidated Corporation

	2020		2019
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$147,887	11.267%	$140,372	10.674%
For Capital Adequacy Purposes	59,066	4.500%	59,179	4.500%
Minimum To Maintain Capital Conservation Buffer	91,880	7.000%	92,056	7.000%
To Be Well Capitalized	85,317	6.500%	85,480	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$159,490	12.151%	$149,748	11.387%
For Capital Adequacy Purposes	105,005	8.000%	105,206	8.000%
Minimum To Maintain Capital Conservation Buffer	137,820	10.500%	138,083	10.500%
To Be Well Capitalized	131,257	10.000%	131,508	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$147,887	11.267%	$140,372	10.674%
For Capital Adequacy Purposes	78,754	6.000%	78,905	6.000%
Minimum To Maintain Capital Conservation Buffer	111,568	8.500%	111,782	8.500%
To Be Well Capitalized	105,005	8.000%	105,207	8.000%
Tier I Capital (to Average Assets)
Actual	$147,887	8.436%	$140,372	8.514%
For Capital Adequacy Purposes	70,122	4.000%	65,949	4.000%
To Be Well Capitalized	87,652	5.000%	82,436	5.000%

Jersey Shore State Bank

	2020		2019
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$103,812	10.906%	$99,317	10.381%
For Capital Adequacy Purposes	42,835	4.500%	43,052	4.500%
Minimum To Maintain Capital Conservation Buffer	66,632	7.000%	66,970	7.000%
To Be Well Capitalized	61,872	6.500%	62,187	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$112,862	11.857%	$106,093	11.089%
For Capital Adequacy Purposes	76,149	8.000%	76,539	8.000%
Minimum To Maintain Capital Conservation Buffer	99,945	10.500%	100,458	10.500%
To Be Well Capitalized	95,186	10.000%	95,674	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$103,812	10.906%	$99,317	10.381%
For Capital Adequacy Purposes	57,113	6.000%	57,403	6.000%
Minimum To Maintain Capital Conservation Buffer	80,910	8.500%	81,321	8.500%
To Be Well Capitalized	76,150	8.000%	76,538	8.000%
Tier I Capital (to Average Assets)
Actual	$103,812	8.062%	$99,317	8.191%
For Capital Adequacy Purposes	51,507	4.000%	48,501	4.000%
To Be Well Capitalized	64,384	5.000%	60,626	5.000%

Luzerne Bank

	2020		2019
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$40,206	11.156%	$38,340	10.577%
For Capital Adequacy Purposes	16,218	4.500%	16,312	4.500%
Minimum To Maintain Capital Conservation Buffer	25,228	7.000%	25,374	7.000%
To Be Well Capitalized	23,426	6.500%	23,562	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$42,759	11.865%	$40,940	11.295%
For Capital Adequacy Purposes	28,830	8.000%	28,997	8.000%
Minimum To Maintain Capital Conservation Buffer	37,840	10.500%	38,058	10.500%
To Be Well Capitalized	36,038	10.000%	36,246	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$40,206	11.156%	$38,340	10.577%
For Capital Adequacy Purposes	21,624	6.000%	21,749	6.000%
Minimum To Maintain Capital Conservation Buffer	30,634	8.500%	30,811	8.500%
To Be Well Capitalized	28,832	8.000%	28,999	8.000%
Tier I Capital (to Average Assets)
Actual	$40,206	7.860%	$38,340	8.653%
For Capital Adequacy Purposes	20,461	4.000%	17,723	4.000%
To Be Well Capitalized	25,576	5.000%	22,154	5.000%

NOTE 19 - REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks. Accordingly, at December 31, 2020, the balance in the additional paid in capital account totaling $11,657,000 for JSSB and $42,214,000 for Luzerne is unavailable for dividends.

The Banks are subject to regulatory restrictions, which limit the ability to loan funds to Penns Woods Bancorp, Inc. At December 31, 2020, the regulatory lending limit amounted to approximately $23,343,000.

Cash and Due from Banks

JSSB and Luzerne had no reserve requirements by the district Federal Reserve Bank at December 31, 2020 or 2019; however, if they did they would be reported with cash and due from banks. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

NOTE 20 - FAIR VALUE MEASUREMENTS

The following disclosures show the hierarchical disclosure framework associated with the level of pricing observations utilized in measuring assets and liabilities at fair value. The three broad levels of pricing observations are as follows:

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of December 31, 2020 and 2019, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2020
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$2,141	$—	$2,141
State and political securities	—	108,013	—	108,013
Other debt securities	—	52,107	—	52,107
Investment equity securities:
Other equity securities	1,288	—	—	1,288
Investment securities, trading:
Other equity securities	40	—	—	40

	2019
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$4,966	$—	$4,966
State and political securities	—	82,286	—	82,286
Other debt securities	—	61,367	—	61,367
Investment equity securities:
Other equity securities	1,261	—	—	1,261
Investment securities, trading:
Other equity securities	51	—	—	51

The following table presents the assets reported on the balance sheet at their fair value on a non-recurring basis as of December 31, 2020 and 2019, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2020
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$15,648	$15,648
Other real estate owned	—	—	401	401

	2019
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$15,854	$15,854
Other real estate owned	—	—	413	413

The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of December 31, 2020 and 2019:

	2020
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$8,624	Discounted cash flow	Temporary reduction in payment amount	17% to (63)%	(18)%
			Probability of default	—%
	7,024	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (30)%	(8)%
Other real estate owned	$401	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%

	2019
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$6,950	Discounted cash flow	Temporary reduction in payment amount	17% to (59)%	(24)%
			Probability of default	—%
	8,904	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (30)%	(9)%
Other real estate owned	$413	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Corporation’s financial instruments not required to be measured or reported at fair value are as follows at December 31, 2020 and 2019:

			Fair Value Measurements at December 31, 2020
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents (1)	$213,358	$213,358	$213,358	$—	$—
Restricted investment in bank stock (1)	15,377	15,377	15,377	—	—
Loans held for sale (1)	5,239	5,239	5,239	—	—
Loans, net	1,330,524	1,339,993	—	—	1,339,993
Bank-owned life insurance (1)	33,638	33,638	33,638	—	—
Accrued interest receivable (1)	8,394	8,394	8,394	—	—

Financial liabilities:
Interest-bearing deposits	$1,045,086	$1,048,281	$781,441	$—	$266,840
Noninterest-bearing deposits (1)	449,357	449,357	449,357	—	—
Short-term borrowings (1)	5,244	5,244	5,244	—	—
Long-term borrowings	153,475	159,575	—	—	159,575
Accrued interest payable (1)	1,112	1,112	1,112	—	—
1) The financial instrument is carried at cost at December 31, 2020, which approximate the fair value of the instruments

			Fair Value Measurements at December 31, 2019
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Cash and cash equivalents (1)	$48,589	$48,589	$48,589	$—	$—
Restricted investment in bank stock (1)	13,528	13,528	13,528	—	—
Loans held for sale (1)	4,232	4,232	4,232	—	—
Loans, net	1,343,650	1,346,395	—	—	1,346,395
Bank-owned life insurance (1)	29,253	29,253	29,253	—	—
Accrued interest receivable (1)	5,246	5,246	5,246	—	—

Financial liabilities:
Interest-bearing deposits	$989,259	$990,747	$611,374	$—	$379,373
Noninterest-bearing deposits (1)	334,746	334,746	334,746	—	—
Short-term borrowings (1)	4,920	4,920	4,920	—	—
Long-term borrowings	161,920	163,931	—	—	163,931
Accrued interest payable (1)	1,671	1,671	1,671	—	—
(1) The financial instrument is carried at cost at December 31, 2019, which approximate the fair value of the instruments

NOTE 22 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31,

(In Thousands)	2020	2019
ASSETS:
Cash	$1,397	$287
Investment in subsidiaries:
Bank	160,273	152,244
Non-bank	1,558	2,027
Other assets	1,030	574
Total Assets	$164,258	$155,132
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$116	$172
Shareholders’ equity	164,142	154,960
Total liability and shareholders’ equity	$164,258	$155,132

CONDENSED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2020	2019	2018
Operating income:
Dividends from subsidiaries	$11,276	$10,326	$9,091
Equity in undistributed earnings of subsidiaries	5,684	6,906	6,973
Operating expenses	(1,754)	(1,560)	(1,360)
Net income	$15,206	$15,672	$14,704
Comprehensive income	$17,101	$19,531	$13,579

CONDENSED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$15,206	$15,672	$14,704
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(5,684)	(6,906)	(6,973)
Other, net	(494)	(269)	619
Net cash provided by operating activities	9,028	8,497	8,350
INVESTING ACTIVITIES:
Investments in subsidiaries	—	(350)	—
FINANCING ACTIVITIES:
Dividends paid	(9,020)	(8,876)	(8,818)
Issuance of common stock	1,102	769	583
Net cash used for financing activities	(7,918)	(8,107)	(8,235)
NET INCREASE IN CASH	1,110	40	115
CASH, BEGINNING OF YEAR	287	247	132
CASH, END OF YEAR	$1,397	$287	$247

NOTE 23 - CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, Except Per Share Data)	For the Three Months Ended
2020	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$16,161	$16,044	$15,387	$15,046
Interest expense	4,000	3,794	3,542	3,079
Net interest income	12,161	12,250	11,845	11,967
Provision for loan losses	750	645	645	585
Non-interest income, excluding securities gains	2,409	2,423	3,024	2,701
Securities gains, net	28	198	1,011	374
Non-interest expense	10,110	9,611	9,707	9,640
Income before income tax provision	3,738	4,615	5,528	4,817
Income tax provision	661	851	1,051	911
Consolidated net income	$3,077	$3,764	$4,477	$3,906
Earnings per share - basic	$0.44	$0.53	$0.63	$0.56
Earnings per share - diluted	$0.44	$0.53	$0.63	$0.56

(In Thousands, Except Per Share Data)	For the Three Months Ended
2019	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$16,434	$16,841	$17,084	$16,415
Interest expense	3,756	3,928	4,181	4,094
Net interest income	12,678	12,913	12,903	12,321
Provision for loan losses	360	315	360	1,700
Non-interest income, excluding securities gains	2,188	2,492	2,652	2,418
Securities gains (losses), net	66	(23)	170	489
Non-interest expense	9,814	10,059	9,541	10,294
Income before income tax provision	4,758	5,008	5,824	3,234
Income tax provision	812	759	1,170	397
Consolidated net income	$3,946	$4,249	$4,654	$2,837
Earnings per share - basic	$0.56	$0.61	$0.66	$0.40
Earnings per share - diluted	$0.56	$0.60	$0.65	$0.39

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

Debit Card Fees

Interchange fees are one source of debit and credit card income that is comprised of an amount merchants pay card-issuing banks for the processing of their electronic transactions as a form of payment. ATM service charges, check card usage, and POS debit card transactions generate interchange and debit card income. Per Topic 606 interchange and debit card transaction fees are reported net of related network costs. See Note 1 - Recent Accounting Pronouncements. Prior to the adoption of Topic

606, non-interest expense included network costs. Interchange and debit card transaction fees at December 31, 2020, 2019, and 2018 are reported on a net basis of $1,280,000, $1,378,000 and $1,534,000, respectively. The below table compares gross interchange and debit card transaction fees net network costs for 2020, 2019, and 2018:

(In Thousands)	2020	2019	2018
Debit card transaction fees	$1,775	$1,876	$2,117
Other processing service fees	306	282	275
Gross interchange and card based transaction fees	2,081	2,158	2,392
Network costs	801	780	858
Net interchange and card based transaction fees	$1,280	$1,378	$1,534

NOTE 25 - LEASES

The following table shows finance lease right of use assets and finance lease liabilities as of December 31, 2020:

(In Thousands)	Statement of Financial Condition classification	December 31, 2020	December 31, 2019
Finance lease right of use assets	Premises and equipment, net	$5,257	$5,456
Finance lease liabilities	Long-term borrowings	5,475	5,587
The following table shows the components of finance and operating lease expense for the year ended December 31, 2020.

(In Thousands)	2020	2019

Finance Lease Cost:
Amortization of right-of-use asset	$199	$254
Interest expense	212	224
Operating lease cost	318	393
Total Lease Cost	$729	$871

Gross rental expense for the twelve months ended December 31, 2018 was $541,000.

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(In Thousands)	Operating	Finance
2021	$291	$282
2022	298	283
2023	273	284
2024	262	290
2025	265	300
2026 and thereafter	2,911	7,704
Total undiscounted cash flows	4,300	9,143
Discount on cash flows	(1,125)	(3,668)
Total lease liability	$3,175	$5,475
The following table shows the weighted average remaining lease term and weighted average discount rate for both operating and finance leases outstanding as of December 31, 2020.

	Operating	Finance
Weighted-average term (years)	17.5	27.2
Weighted-average discount rate	3.47%	3.76%

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A    CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer along with the Corporation’s President and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2020 of the design and operation of the Corporation’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, the Corporation’s Chief Executive Officer along with the Corporation’s President and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2020.

There have been no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020. Management’s assessment did not identify any material weaknesses in the Corporation’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework" issued by COSO in May 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2020, the Corporation’s internal control over financial reporting was effective.

S.R. Snodgrass, P.C. an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K.

Date:	March 10, 2021	/s/ Richard A. Grafmyre	/s/ Brian L. Knepp
		Chief Executive Officer	President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL)

Description of the Matter
The Company’s loan portfolio totaled $1.3 billion as of December 31, 2020, and the associated ALL was $13.8 million. As discussed in Notes 1 and 6 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, depth of lending staff, economic conditions, changes in the loan portfolio mix, trends in loan delinquencies and nonaccrual loans, collateral values, and concentrations of credit risk for the commercial loan portfolios.

We identified these qualitative adjustments within the ALL as critical audit matters because they involve a high degree of subjectivity. In turn, auditing management’s judgments regarding the qualitative factors applied in the ALL calculation involved a high degree of subjectivity.

How We Addressed the Matter in Our Audit
We gained an understanding of the Company’s process for establishing the ALL, including the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative adjustments to the ALL, as well as the reliability of the data utilized to support management’s assessment.

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL and the need to consider qualitative adjustments, including the potential effect of COVID-19 on the adjustments.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s system reports and other internal sources and considered the existence of new or contrary information. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports on loan customers affected by the COVID-19 pandemic and the supporting documentation for substantiating revisions to qualitative factors.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

We have served as the Company’s auditor since 1999.

Cranberry Township, Pennsylvania
March 10, 2021

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information appearing under the captions “The Board of Directors and its Committees,” “Election of Directors,” “Information as to Nominees and Directors,” “Delinquent Section 16(a) Reports,” “Principal Officers of the Corporation,” and “Certain Transactions” in the Corporation’s Proxy Statement for the Corporation’s 2021 annual meeting of shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following tables provide certain information regarding securities issued or issuable under the Corporation’s equity compensation plan as of December 31, 2020:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	841,275	$28.17	750,000
Equity compensation plan not approved by security holders	—	—	—
Total	841,275	$28.17	750,000

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

(b) Exhibits:

(3)(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018).
(3)(ii)	Bylaws of the Registrant.
(4)(i)	Description of Capital Securities
(10)(i)	Form of First Amendment to the Jersey Shore State Bank Amendment and Restatement of the Director Fee Agreement, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 29, 2006).
(10)(ii)	Employment Agreement, dated December 31, 2018, among Penns Woods Bancorp, Inc. and Brian L. Knepp (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 31, 2018).*
(10)(iii)	Amended and Restated Employment Agreement, dated March 9, 2021, between Penns Woods Bancorp, Inc. and Richard A. Grafmyre (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 10, 2021).*
(10)(iv)	Employment Agreement, dated February 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Aron M. Carter (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).*
(10)(v)	Employment Agreement, dated February 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Michelle M. Karas (incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).*
(10)(vi)
Supplemental Executive Retirement Plan dated as of September 25, 2020, effective September 1, 2020, between Jersey Shore State Bank and Brian Knepp (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 1, 2020).

(10)(vii)
Supplemental Executive Retirement Plan dated as of September 25, 2020, effective September 1, 2020, between Jersey Shore State Bank and Aron Carter (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 1, 2020).

(10)(viii)	Penns Woods Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's definitive proxy statement filed on March 23, 2020).
(10)(ix)	Penns Woods Bancorp, Inc. 2020 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Registrant's definitive proxy statement filed on March 23, 2020).
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31)(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31)(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32)(i)	Section 1350 Certification of Chief Executive Officer.
(32)(ii)	Section 1350 Certification of Principal Financial Officer.
Exhibit 101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2020 and December 31, 2019; (ii) the Consolidated Statement of Income for the years ended December 31, 2020, 2019, and 2018; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019, and 2018; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019, and 2018; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

* Denotes compensatory plan or arrangement.

EXHIBIT INDEX

(3)(ii)	Bylaws of the Registrant
(4) (i)	Description of Capital Securities
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31) (i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31) (ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32) (i)	Section 1350 Certification of Chief Executive Officer.
(32) (ii)	Section 1350 Certification of Principal Financial Officer.
Exhibit 101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2020 and December 31, 2019; (ii) the Consolidated Statement of Income for the years ended December 31, 2020, 2019, and 2018; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019, and 2018; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019, and 2018; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2021	PENNS WOODS BANCORP, INC.
/s/ Richard A. Grafmyre
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer and Director	March 10, 2021
(Principal Executive Officer)

/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 10, 2021

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Chairman of the Board	March 10, 2021

/s/ Daniel K. Brewer
Daniel K. Brewer, Director	March 10, 2021

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 10, 2021

/s/ William J. Edwards
William J. Edwards, Director	March 10, 2021

/s/ James M. Furey, II
James M. Furey, II, Director	March 10, 2021

/s/ D. Michael Hawbaker
D. Michael Hawbaker, Director	March 10, 2021

/s/ Cameron W. Kephart
Cameron W. Kephart, Director	March 10, 2021

/s/ Leroy H. Keiler, III
Leroy H. Keiler, III, Director	March 10, 2021

/s/ Joseph E. Kluger
Joseph E. Kluger, Director	March 10, 2021

/s/ Charles E. Kranich, II
Charles E. Kranich, III, Director	March 10, 2021

/s/ Robert Q. Miller
Robert Q. Miller, Director	March 10, 2021

/s/ John G. Nackley
John G. Nackley, Director	March 10, 2021

/s/ Jill F. Schwartz
Jill F. Schwartz, Director	March 10, 2021

/s/ William H. Rockey
William H. Rockey, Director	March 10, 2021

/s/ Ronald A. Walko
Ronald A. Walko, Director	March 10, 2021