Form 10-Q
period 2021-03-31
PENNS WOODS BANCORP INC
filed 2021-05-10
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2021.

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
On May 1, 2020 there were 7,060,829 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share Data)	2021	2020
ASSETS:
Noninterest-bearing balances	$28,539	$31,821
Interest-bearing balances in other financial institutions	249,149	181,537
Total cash and cash equivalents	277,688	213,358

Investment debt securities, available for sale, at fair value	166,895	162,261
Investment equity securities, at fair value	1,265	1,288
Investment securities, trading	44	40
Restricted investment in bank stock, at fair value	15,032	15,377
Loans held for sale	2,568	5,239
Loans	1,335,899	1,344,327
Allowance for loan losses	(14,202)	(13,803)
Loans, net	1,321,697	1,330,524
Premises and equipment, net	34,910	32,702
Accrued interest receivable	8,583	8,394
Bank-owned life insurance	33,839	33,638
Goodwill	17,104	17,104
Intangibles	618	671
Operating lease right-of-use asset	3,088	3,136
Deferred tax asset	3,717	2,526
Other assets	9,144	8,385
TOTAL ASSETS	$1,896,192	$1,834,643

LIABILITIES:
Interest-bearing deposits	$1,085,448	$1,045,086
Noninterest-bearing deposits	478,916	449,357
Total deposits	1,564,364	1,494,443

Short-term borrowings	6,650	5,244
Long-term borrowings	141,094	153,475
Accrued interest payable	988	1,112
Operating lease liability	3,130	3,175
Other liabilities	15,903	13,048
TOTAL LIABILITIES	1,732,129	1,670,497

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value 5.55, 22,500,000 shares authorized; 7,537,242 and 7,532,576 shares issued; 7,057,017 and 7,052,351 outstanding	41,873	41,847
Additional paid-in capital	52,818	52,523
Retained earnings	83,948	82,769
Accumulated other comprehensive loss:
Net unrealized gain on available for sale securities	3,095	4,714
Defined benefit plan	(5,560)	(5,596)
Treasury stock at cost, 480,225	(12,115)	(12,115)
TOTAL PENNS WOODS BANCORP, INC. SHAREHOLDERS' EQUITY	164,059	164,142
Non-controlling interest	4	4
TOTAL SHAREHOLDERS' EQUITY	164,063	164,146
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,896,192	$1,834,643

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$13,345	$14,657
Investment securities:
Taxable	819	1,010
Tax-exempt	171	145
Dividend and other interest income	260	349
TOTAL INTEREST AND DIVIDEND INCOME	14,595	16,161
INTEREST EXPENSE:
Deposits	1,684	3,035
Short-term borrowings	2	22
Long-term borrowings	839	943
TOTAL INTEREST EXPENSE	2,525	4,000
NET INTEREST INCOME	12,070	12,161
PROVISION FOR LOAN LOSSES	515	750
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,555	11,411
NON-INTEREST INCOME:
Service charges	383	549
Net debt securities gains, available for sale	138	21
Net equity securities (losses) gains	(23)	20
Net securities gains (losses), trading	4	(14)
Bank-owned life insurance	173	192
Gain on sale of loans	908	444
Insurance commissions	157	127
Brokerage commissions	219	369
Debit card income	380	274
Other	275	455
TOTAL NON-INTEREST INCOME	2,614	2,437
NON-INTEREST EXPENSE:
Salaries and employee benefits	5,598	5,667
Occupancy	976	702
Furniture and equipment	809	860
Software amortization	198	250
Pennsylvania shares tax	352	285
Professional fees	583	622
Federal Deposit Insurance Corporation deposit insurance	221	194
Marketing	63	53
Intangible amortization	53	62
Other	1,098	1,415
TOTAL NON-INTEREST EXPENSE	9,951	10,110
INCOME BEFORE INCOME TAX PROVISION	4,218	3,738
INCOME TAX PROVISION	771	661
CONSOLIDATED NET INCOME	$3,447	$3,077
Less: Net income attributable to noncontrolling interest	6	4
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$3,441	$3,073
EARNINGS PER SHARE - BASIC	$0.49	$0.44
EARNINGS PER SHARE - DILUTED	$0.49	$0.43
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,055,116	7,040,740
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,055,116	7,102,990
DIVIDENDS DECLARED PER SHARE	$0.32	$0.32
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2021	2020
Net Income	$3,441	$3,073
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available for sale securities	(1,911)	694
Tax effect	401	(146)
Net realized gain on available for sale securities included in net income	(138)	(21)
Tax effect	29	4
Amortization of unrecognized pension gain	46	41
Tax effect	(10)	(8)
Total other comprehensive (loss) income	(1,583)	564
Comprehensive income	$1,858	$3,637

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2020	7,532,576	$41,847	$52,523	$82,769	$(882)	$(12,115)	$4	$164,146
Net income				3,441			6	3,447
Other comprehensive loss					(1,583)			(1,583)
Stock-based compensation			220					220
Dividends declared ($0.32 per share)				(2,262)				(2,262)
Common shares issued for employee stock purchase plan	939	5	15					20
Director Compensation Plan	3,727	21	60					81
Distributions to noncontrolling interest							(6)	(6)
Balance, March 31, 2021	7,537,242	$41,873	$52,818	$83,948	$(2,465)	$(12,115)	$4	$164,063

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2019	7,520,740	$41,782	$51,487	$76,583	$(2,777)	$(12,115)	$22	$154,982
Net income				3,073			4	3,077
Other comprehensive income					564			564
Stock-based compensation			198					198
Dividends declared ($0.32 per share)				(2,253)				(2,253)
Common shares issued for employee stock purchase plan	751	4	16					20
Balance, March 31, 2020	7,521,491	$41,786	$51,701	$77,403	$(2,213)	$(12,115)	$26	$156,588

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2021	2020
OPERATING ACTIVITIES:
Net Income	$3,447	$3,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	839	760
Gain on sale of premise and equipment	—	(14)
Amortization of intangible assets	53	62
Provision for loan losses	515	750
Stock based compensation	220	198
Accretion and amortization of investment security discounts and premiums	251	171
Net securities gains, available for sale	(138)	(21)
Originations of loans held for sale	(26,658)	(14,977)
Proceeds of loans held for sale	30,237	15,359
Gain on sale of loans	(908)	(444)
Net equity securities losses (gains)	23	(20)
Net securities (gains) losses, trading	(4)	14
Earnings on bank-owned life insurance	(173)	(192)
Increase in deferred tax asset	(761)	(84)
Proceeds on sales of investment securities receivable	—	6,627
Other, net	2,447	(2,658)
Net cash provided by operating activities	9,390	8,608
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	11,372	2,774
Proceeds from calls and maturities of available for sale securities	3,428	2,598
Purchases of available for sale securities	(21,955)	(11,753)
Net decrease in loans	8,312	5,861
Acquisition of premises and equipment	(197)	(1,547)
Proceeds from the sale of premises and equipment	—	336
Proceeds from the sale of foreclosed assets	246	226
Purchase of bank-owned life insurance	(26)	(26)
Proceeds from bank-owned life insurance death benefit	—	248
Investment in limited partnership	(711)	(370)
Proceeds from redemption of regulatory stock	1,082	1,139
Purchases of regulatory stock	(737)	(2,222)
Net cash used for investing activities	814	(2,736)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	40,362	4,716
Net increase (decrease) in noninterest-bearing deposits	29,559	(1,987)
Proceeds from long-term borrowings	—	35,000
Repayment of long-term borrowings	(15,000)	(25,000)
Net increase in short-term borrowings	1,406	12,821
Finance lease principal payments	(34)	(17)
Dividends paid	(2,262)	(2,253)
Distributions to non-controlling interest	(6)	—
Issuance of common stock	101	20
Net cash provided by financing activities	54,126	23,300
NET INCREASE IN CASH AND CASH EQUIVALENTS	64,330	29,172
CASH AND CASH EQUIVALENTS, BEGINNING	213,358	48,589
CASH AND CASH EQUIVALENTS, ENDING	$277,688	$77,761

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,649	$4,036
Income taxes paid	—	—
Non-cash investing and financing activities:
Right-of-use lease assets obtained in exchange for lessee finance lease liabilities	2,653	—
Transfer of loans to foreclosed real estate	—	139
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

The interim financial statements are unaudited, but in the opinion of management reflect all adjustments necessary for the fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Gain (loss)

The changes in accumulated other comprehensive (loss) gain by component shown net of tax and parenthesis indicating debits, as of March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$4,714	$(5,596)	$(882)	$2,455	$(5,232)	$(2,777)
Other comprehensive (loss) gain before reclassifications	(1,510)	—	(1,510)	548	—	548
Amounts reclassified from accumulated other comprehensive (loss) gain	(109)	36	(73)	(17)	33	16
Net current-period other comprehensive (loss) income	(1,619)	36	(1,583)	531	33	564
Ending balance	$3,095	$(5,560)	$(2,465)	$2,986	$(5,199)	$(2,213)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of March 31, 2021 and 2020 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three months ended March 31, 2021	Three months ended March 31, 2020
Net unrealized gain on available for sale securities	$138	$21	Net debt securities gains, available for sale
Income tax effect	(29)	(4)	Income tax provision
Total reclassifications for the period	$109	$17

Net unrecognized pension costs	$(46)	$(41)	Other non-interest expense
Income tax effect	10	8	Income tax provision
Total reclassifications for the period	$(36)	$(33)

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

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 841,275 stock options, with an average exercise price of $28.17, outstanding on March 31, 2021. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the three period due to the average market price of common shares of $20.21, respectively, exceeding the exercise price of the options issued. There were a total of 864,300 stock options, with an average exercise price of $29.20, outstanding on March 31, 2020. A portion of these options were included, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $29.57 exceeding the exercise price of the options issued for all years except for 2017.

	Three Months Ended March 31,
	2021	2020
Weighted average common shares issued	7,535,341	7,520,965
Weighted average treasury stock shares	(480,225)	(480,225)
Weighted average common shares outstanding - basic	7,055,116	7,040,740
Dilutive effect of outstanding stock options	—	62,250
Weighted average common shares outstanding - basic and diluted	7,055,116	7,102,990

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$1,792	$4	$—	$1,796
State and political securities	109,662	4,132	(542)	113,252
Other debt securities	51,523	740	(416)	51,847
Total debt securities	$162,977	$4,876	$(958)	$166,895

Investment equity securities:
Other equity securities	$1,300	$1	$(36)	$1,265

Trading:
Other equity securities	$50	$—	$(6)	$44

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$2,118	$23	$—	$2,141
State and political securities	102,690	5,382	(59)	108,013
Other debt securities	51,486	828	(207)	52,107
Total debt securities	$156,294	$6,233	$(266)	$162,261

Investment equity securities:
Other equity securities	$1,300	$10	$(22)	$1,288

Trading:
Other equity securities	$50	$—	$(10)	$40

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020.

	March 31, 2021
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
State and political securities	$27,816	$(532)	$897	$(10)	$28,713	$(542)
Other debt securities	19,500	(289)	3,953	(127)	23,453	(416)
Total debt securities	$47,316	$(821)	$4,850	$(137)	$52,166	$(958)

	December 31, 2020
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
State and political securities	$12,311	$(51)	$900	$(8)	$13,211	$(59)
Other debt securities	5,964	(74)	4,429	(133)	10,393	(207)
Total debt securities	$18,275	$(125)	$5,329	$(141)	$23,604	$(266)

At March 31, 2021, there were a total of 62 securities in a continuous unrealized loss position for less than twelve months and 7 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at March 31, 2021, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$11,176	$11,158
Due after one year to five years	71,403	72,665
Due after five years to ten years	70,964	73,612
Due after ten years	9,434	9,460
Total	$162,977	$166,895

Total gross proceeds from sales of debt securities available for sale for the three months ended March 31, 2021 was $11,372,000, compared to $2,774,000 for the corresponding 2020 periods.

The following table represents gross realized gains and losses from the sales of debt securities available for sale:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Available for sale (AFS):
Gross realized gains:
State and political securities	$—	$1
Other debt securities	138	20
Total gross realized gains	$138	$21

Gross realized losses:
State and political securities	$—	$—
Other debt securities	—	—
Total gross realized losses	$—	$—

There were no impairment charges included in gross realized losses for the three months ended March 31, 2021 and 2020, respectively.

Investment securities with a carrying value of approximately $109,699,000 and $111,247,000 at March 31, 2021 and December 31, 2020, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At March 31, 2021 and December 31, 2020, we had $1,265,000 and $1,288,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Net (losses) gains recognized in equity securities during the period	$(23)	$20
Less: Net gains realized on the sale of equity securities during the period	—	—
Unrealized gains recognized in equity securities held at reporting date	$(23)	$20

Net gains and losses on trading account securities are as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Net gains on sale transactions	$—	$—
Net mark-to-market gains (losses)	4	(14)
Net gain (loss) on trading account securities	$4	$(14)

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

The following table presents the related aging categories of loans, by segment, as of March 31, 2021 and December 31, 2020:

	March 31, 2021
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$181,171	$23	$2	$863	$182,059
Real estate mortgage:
Residential	575,008	2,513	476	1,739	579,736
Commercial	357,225	584	57	5,859	363,725
Construction	39,604	128	—	53	39,785
Consumer automobile loans	149,917	316	72	151	150,456
Other consumer installment loans	19,241	417	—	—	19,658
	1,322,166	$3,981	$607	$8,665	1,335,419
Net deferred loan fees and discounts	480				480
Allowance for loan losses	(14,202)				(14,202)
Loans, net	$1,308,444				$1,321,697

	December 31, 2020
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$163,583	$247	$48	$865	$164,743
Real estate mortgage:
Residential	580,292	6,386	983	2,060	589,721
Commercial	366,363	533	150	6,142	373,188
Construction	38,587	667	—	55	39,309
Consumer automobile loans	155,472	900	31	—	156,403
Other consumer installment loans	19,485	455	—	—	19,940
	1,323,782	$9,188	$1,212	$9,122	1,343,304
Net deferred loan fees and discounts	1,023				1,023
Allowance for loan losses	(13,803)				(13,803)
Loans, net	$1,311,002				$1,330,524

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$28	$—	$9	$—
Real estate mortgage:
Residential	9	—	9	—
Commercial	30	—	42	—
Construction	1	—	—	—
Consumer automobile loans	—	—	2	—
Other consumer installment loans	—	—	—	—
	$68	$—	$62	$—

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$803	$3,590	$—
Real estate mortgage:
Residential	4,626	4,626	—
Commercial	5,886	5,886	—
Construction	120	120	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	11,435	14,222	—
With an allowance recorded:
Commercial, financial, and agricultural	60	60	1
Real estate mortgage:
Residential	1,543	1,543	330
Commercial	5,841	5,841	1,638
Construction	8	8	1
Consumer automobile loans	201	201	73
Installment loans to individuals	—	—	—
	7,653	7,653	2,043
Total:
Commercial, financial, and agricultural	863	3,650	1
Real estate mortgage:
Residential	6,169	6,169	330
Commercial	11,727	11,727	1,638
Construction	128	128	1
Consumer automobile loans	201	201	73
Installment loans to individuals	—	—	—
	$19,088	$21,875	$2,043

	December 31, 2020
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$865	$3,652	$—
Real estate mortgage:
Residential	5,023	5,023	—
Commercial	6,354	6,354	—
Construction	124	124	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	12,366	15,153	—
With an allowance recorded:
Commercial, financial, and agricultural	—	—	—
Real estate mortgage:
Residential	1,294	1,294	224
Commercial	3,023	3,023	811
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	4,317	4,317	1,035
Total:
Commercial, financial, and agricultural	865	3,652	—
Real estate mortgage:
Residential	6,317	6,317	224
Commercial	9,377	9,377	811
Construction	124	124	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	$16,683	$19,470	$1,035

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021			2020
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$864	$—	$—	$2,155	$1	$—
Real estate mortgage:
Residential	6,081	51	—	5,953	57	—
Commercial	9,167	28	—	8,568	26	—
Construction	122	—	—	65	—	—
Consumer automobile	76	—	—	76	—	—
Other consumer installment loans	—	—	—	8	—	—
	$16,310	$79	$—	$16,825	$84	$—

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

There were two loan modifications considered to be TDRs completed during the three months ended March 31, 2021. There were no loan modifications considered TDRs completed during the three months ended March 31, 2020. Loan modifications that are considered TDRs completed during the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31,
	2021
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	—	$—	$—
Real estate mortgage:
Residential	1	687	687
Commercial	1	125	125
Construction	—	—	—
	2	$812	$812

There was one loan modifications considered to be a TDR made during the twelve months previous to March 31, 2021 that defaulted during the three months ended March 31, 2021. The defaulted loan type and recorded investment at March 31, 2021 are as follows: one residential real estate loan with a recorded investment of $687,000. There were three loan modifications considered to be TDRs made during the twelve months previous to March 31, 2020 that defaulted during the three months ended March 31, 2020. The defaulted loan types and recorded investments at March 31, 2020 are as follows: one commercial real estate loan with a recorded investment of $1,040,000, and two commercial and agricultural loans with a recorded investment of $1,112,000.

Troubled debt restructurings amounted to $13,294,000 and $12,359,000 as of March 31, 2021 and December 31, 2020, respectively.

The amount of foreclosed residential real estate held at March 31, 2021 and December 31, 2020, totaled $68,000 and $401,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2021 and December 31, 2020, totaled $421,000 and $629,154, respectively.

The Company began offering short-term loan modifications to provide relief to borrowers during the COVID-19 national emergency. The CARES Act along with a joint agency statement issued by federal and state banking agencies, provides that short-term modifications made in a good faith basis in response to COVID-19 who were current at the time the modification program is implemented do not need to be accounted for as TDRs. Loan modifications and payment deferrals have been at historical high levels as the impact of the pandemic continues. As of March 31, 2021, the loan modification/deferral program in place has generated deferrals of up to 180 days that have been granted on 1,365 loans with 70 loans remaining in their deferral period with an aggregate outstanding balance of $12,345,000. These loan modifications met applicable requirements to not be considered troubled debt restructurings. The Economic Aid to Hard-Hit Small Businesses, Non-profits and Venues Act (the “Economic Aid Act”) passed in December 2020 extended the CARES Act provisions permitting financial institutions to suspend TDR assessment and reporting requirements under generally accepted accounting principles until the earlier of 60 days after the date that the President terminates the COVID-19 national emergency or January 1, 2022. The number of customers seeking loan modifications or payment deferrals may increase as the effects of the pandemic continue.

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Banks have a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external semi-annual loan review of large commercial relationships is performed, as well as a sample of smaller transactions. The 2021 loan review has an aggregate commercial relationship threshold of $1,750,000 which can consist of outstanding loans, commercial real estate mortgages and outstanding commitments. Detailed reviews, including plans for resolution, are performed on loans classified as substandard, doubtful, or loss on a quarterly basis.

The following table presents the credit quality categories identified above as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$180,038	$574,785	$343,898	$39,595	$150,456	$19,658	$1,308,430
Special Mention	180	2,474	9,253	—	—	—	11,907
Substandard	1,841	2,477	10,574	190	—	—	15,082
	$182,059	$579,736	$363,725	$39,785	$150,456	$19,658	$1,335,419

	December 31, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$162,694	$584,599	$355,616	$39,192	$156,403	$19,938	$1,318,442
Special Mention	180	556	7,973	—	—	—	8,709
Substandard	1,869	4,566	9,599	117	—	2	16,153
	$164,743	$589,721	$373,188	$39,309	$156,403	$19,940	$1,343,304

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

Activity in the allowance is presented for the three months ended March 31, 2021 and 2020:

t	Three Months Ended March 31, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,936	$4,460	$3,635	$134	$1,906	$261	$1,471	$13,803
Charge-offs	(35)	(14)	—	—	(96)	(29)	—	(174)
Recoveries	5	3	—	5	17	28	—	58
Provision	700	(48)	541	3	(92)	(25)	(564)	515
Ending Balance	$2,606	$4,401	$4,176	$142	$1,735	$235	$907	$14,202

	Three Months Ended March 31, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,779	$4,306	$3,210	$118	$1,780	$278	$423	$11,894
Charge-offs	(14)	(41)	—	—	(75)	(100)	—	(230)
Recoveries	21	21	—	2	1	41	—	86
Provision	111	251	204	40	149	48	(53)	750
Ending Balance	$1,897	$4,537	$3,414	$160	$1,855	$267	$370	$12,500

The shift in allocation of the loan provision is primarily due to changes in the credit metrics within the loan portfolio and the economic uncertainty caused by the COVID-19 pandemic which has caused an increase in the provision to the commericial segment of the portfolio.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at March 31, 2021 and 2020:

	March 31,
	2021	2020
Owners of residential rental properties	16.73%	16.04%
Owners of commercial rental properties	13.66%	12.53%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1	$330	$1,638	$1	$73	$—	$—	$2,043
Collectively evaluated for impairment	2,605	4,071	2,538	141	1,662	235	907	12,159
Total ending allowance balance	$2,606	$4,401	$4,176	$142	$1,735	$235	$907	$14,202

Loans:
Individually evaluated for impairment	$863	$6,169	$11,727	$128	$201	$—		$19,088
Collectively evaluated for impairment	181,196	573,567	351,998	39,657	150,255	19,658		1,316,331
Total ending loans balance	$182,059	$579,736	$363,725	$39,785	$150,456	$19,658		$1,335,419

	December 31, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$224	$811	$—	$—	$—	$—	$1,035
Collectively evaluated for impairment	1,936	4,236	2,824	134	1,906	261	1,471	12,768
Total ending allowance balance	$1,936	$4,460	$3,635	$134	$1,906	$261	$1,471	$13,803

Loans:
Individually evaluated for impairment	$865	$6,317	$9,377	$124	$—	$—		$16,683
Collectively evaluated for impairment	163,878	583,404	363,811	39,185	156,403	19,940		1,326,621
Total ending loans balance	$164,743	$589,721	$373,188	$39,309	$156,403	$19,940		$1,343,304

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.

The following sets forth the components of the net periodic benefit/cost of the domestic non-contributory defined benefit plan for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Interest cost	$127	$160
Expected return on plan assets	(386)	(318)
Amortization of net loss	46	41
Net periodic benefit	$(213)	$(117)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2020, that it expected to contribute a minimum of $500,000 to its defined benefit plan in 2021.  As of March 31, 2021, there were contributions of $200,000 made to the plan with additional contributions of at least $300,000 anticipated during the remainder of 2021.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,000,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the three months ended March 31, 2021 and 2020, there were 939 and 751 shares issued under the Plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2021 and December 31, 2020:

(In Thousands)	March 31, 2021	December 31, 2020
Commitments to extend credit	$216,331	$198,512
Standby letters of credit	10,091	10,120
Credit exposure from the sale of assets with recourse	9,634	9,182
	$236,056	$217,814

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2021 and December 31, 2020, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2021
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$1,796	$—	$1,796
State and political securities	—	113,252	—	113,252
Other debt securities	—	51,847	—	51,847
Investment equity securities:
Other equity securities	1,265	—	—	1,265
Investment securities, trading:
Other equity securities	44	—	—	44

	December 31, 2020
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$2,141	$—	$2,141
State and political securities	—	108,013	—	108,013
Other debt securities	—	52,107	—	52,107
Investment equity securities:
Other equity securities	1,288	—	—	1,288
Investment securities, trading:
Other equity securities	40	—	—	40

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2021
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$14,856	$14,856
Other real estate owned	—	—	68	68

	December 31, 2020
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$15,648	$15,648
Other real estate owned	—	—	401	401

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$10,231	Discounted cash flow	Temporary reduction in payment amount	3% to (63)%	(15)%
	4,625	Appraisal of collateral (1)	Appraisal adjustments (1)	—% to (30)%	(4)%
Other real estate owned	$68	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2020
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$8,624	Discounted cash flow	Temporary reduction in payment amount	17% to (63)%	(18)%
	7,024	Appraisal of collateral (1)	Appraisal adjustments (1)	—% to (30)%	(8)%
Other real estate owned	$401	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at March 31, 2021 and December 31, 2020:

	Carrying	Fair	Fair Value Measurements at March 31, 2021
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$277,688	$277,688	$277,688	$—	$—
Restricted investment in bank stock (1)	15,032	15,032	15,032	—	—
Loans held for sale (1)	2,568	2,568	2,568	—	—
Loans, net	1,321,697	1,314,153	—	—	1,314,153
Bank-owned life insurance (1)	33,839	33,839	33,839	—	—
Accrued interest receivable (1)	8,583	8,583	8,583	—	—

Financial liabilities:
Interest-bearing deposits	$1,085,448	$1,088,714	$839,452	$—	$249,262
Noninterest-bearing deposits (1)	478,916	478,916	478,916	—	—
Short-term borrowings (1)	6,650	6,650	6,650	—	—
Long-term borrowings	141,094	145,456	—	—	145,456
Accrued interest payable (1)	988	988	988	—	—
(1) The financial instrument is carried at cost at March 31, 2021, which approximate the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2020
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$213,358	$213,358	$213,358	$—	$—
Restricted investment in bank stock (1)	15,377	15,377	15,377	—	—
Loans held for sale (1)	5,239	5,239	5,239	—	—
Loans, net	1,330,524	1,339,993	—	—	1,339,993
Bank-owned life insurance (1)	33,638	33,638	33,638	—	—
Accrued interest receivable (1)	8,394	8,394	8,394	—	—

Financial liabilities:
Interest-bearing deposits	$1,045,086	$1,048,281	$781,441	$—	$266,840
Noninterest-bearing deposits (1)	449,357	449,357	449,357	—	—
Short-term borrowings (1)	5,244	5,244	5,244	—	—
Long-term borrowings	153,475	159,575	—	—	159,575
Accrued interest payable (1)	1,112	1,112	1,112	—	—
(1) The financial instrument is carried at cost at December 31, 2020, which approximate the fair value of the instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments at March 31, 2021 is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculation of the above tables.

Note 12.  Stock Options

In 2020, the Company adopted the 2020 Equity Incentive Plan which replaced the 2014 Equity Incentive Plan that did not have any remaining shares available for issuance. The plans are designed to help the Company attract, retain, and motivate employees and non-employee directors. Incentive stock options, non-qualified stock options, restricted stock, restricted stock units, and other equity-based awards may be granted as part of the plan.

As of January 1, 2021, the Company had a total of 841,275 stock options outstanding. The Company did not issue any stock options during the period ended March 31, 2021.

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
March 11, 2020	119,300	—	119,300	$25.31	3 years	10 years
March 11, 2020	119,200	—	119,200	25.31	5 years	10 years
March 15, 2019	120,900	(5,700)	115,200	28.01	3 years	10 years
March 15, 2019	119,100	(5,550)	113,550	28.01	5 years	10 years
August 24, 2018	75,300	(5,250)	70,050	30.67	3 years	10 years
August 24, 2018	149,250	(10,650)	138,600	30.67	5 years	10 years
January 5, 2018	18,750	—	18,750	30.07	3 years	10 years
January 5, 2018	18,750	—	18,750	30.07	5 years	10 years
March 24, 2017	69,375	(9,000)	60,375	29.47	3 years	10 years
March 24, 2017	35,625	(2,250)	33,375	29.47	5 years	10 years
August 27, 2015	58,125	(24,000)	34,125	28.02	5 years	10 years

A summary of stock option activity is presented below:

	March 31, 2021		March 31, 2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	841,275	$28.17	625,800	$29.29
Granted	—	—	238,500	25.34
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	841,275	$28.17	864,300	$29.20

Exercisable, end of period	113,250	$29.13	62,625	$29.47

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

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense related to stock options was $220,000 for the three months ended March 31, 2021 compared to $198,000 for the same period of 2020. As of March 31, 2021, a total of 113,250 stock options were exercisable and the weighted average years to expiration was 7.69 years. Total unrecognized compensation cost for non-vested options was $1,671,000 and will be recognized over their weighted average remaining vesting period of 1.27 years.

Note 13.  Leases

The following table shows finance lease right of use assets and finance lease liabilities as of:

(In Thousands)	Statement of Financial Condition classification	March 31, 2021	December 31, 2020
Finance lease right of use assets	Premises and equipment, net	$7,758	$5,257
Finance lease liabilities	Long-term borrowings	8,094	5,475

The following table shows the components of finance and operating lease expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In Thousands)	2021	2020

Finance Lease Cost:
Amortization of right-of-use asset	$152	$50
Interest expense	71	53
Operating lease cost	76	91
Variable lease cost	—	—
Total Lease Cost	$299	$194

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(In Thousands)	Operating	Finance
2021	$219	$314
2022	298	419
2023	273	421
2024	262	427
2025	265	929
2026 and thereafter	2,911	9,664
Total undiscounted cash flows	4,228	12,174
Discount on cash flows	(1,098)	(4,080)
Total lease liability	$3,130	$8,094

The following table shows the weighted average remaining lease term and weighted average discount rate for both operating and finance leases outstanding as of March 31, 2021.

	Operating	Finance
Weighted-average term (years)	18.1	25.1
Weighted-average discount rate	3.51%	3.19%

Note 14.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

Note 15.  Subsequent Events

All events subsequent to the date of the consolidated financial statements through May 10, 2021, and for which U.S. GAAP requires adjustment or disclosure, have been adjusted or disclosed, including that the 2019 novel coronavirus (or COVID-19) has adversely affected, and may continue to adversely affect, economic activity globally, nationally, and locally.  In response to COVID-19, among other things, the Company has incurred loan rate modifications and payment deferrals of up to 180 days.  For further discussion, see COVID-19 Impact section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Note 16.  Risks and Uncertainties

The impact of COVID-19 on the Corporation’s financial results is evolving and uncertain. The pandemic and its associated impacts on trade, travel, employee productivity, unemployment and consumer spending has resulted in less economic activity and volatility and disruption in the financial markets. The ultimate extent of the impact of the COVID-19 pandemic on the Company 's business, financial condition, and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as governmental, regulatory, and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our customers, employees, and vendors. While the full effects of the pandemic remain unknown, the Company is committed to supporting its customers, employees, and communities during this difficult time.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company cautions readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the  increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; (vi) the length and extent of the economic contraction as a result of the COVID-19 pandemic; or (vii) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (viii) the Risk Factors identified in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and in other filings made by the Company under the Securities Exchange Act of 1934.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Three Months Ended March 31, 2021 and 2020

Summary Results

Net income for the three months ended March 31, 2021 was $3,441,000 compared to $3,073,000 for the same period of 2020. Results for the three months ended March 31, 2021 compared to 2020 were impacted by an increase in after-tax securities gains of $72,000 (from a gain of $22,000 to a gain of $94,000). Basic and diluted earnings per share for the three months ended March 31, 2021 were $0.49 compared to basic and diluted earnings per share of $0.44 and $0.43, respectively, for the corresponding period of 2020. Return on average assets and return on average equity were 0.75% and 8.59% for the three months ended March 31, 2021 compared to 0.74% and 7.83% for the corresponding period of 2020. Net income from core operations (“core earnings”) was $3,347,000 the three months ended March 31, 2021 compared to $3,051,000 for the corresponding period of 2020. Core basic and diluted earnings per share for the three months ended March 31, 2021 were $0.47 compared to $0.44 and $0.43 basic and diluted for the corresponding period of 2020.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended March 31,
	2021	2020
GAAP net income	$3,441	$3,073
Less: net securities gains, net of tax	94	22
Non-GAAP core earnings	$3,347	$3,051

	Three Months Ended March 31,
	2021	2020
Return on average assets (ROA)	0.75%	0.74%
Less: net securities gains, net of tax	0.02%	0.01%
Non-GAAP core ROA	0.73%	0.73%

		Three Months Ended March 31,
		2021	2020
Return on average equity (ROE)		8.59%	7.83%
Less: net securities gains, net of tax		0.24%	0.06%
Non-GAAP core ROE	.	8.35%	7.77%

	Three Months Ended March 31,
	2021	2020
Basic earnings per share (EPS)	$0.49	$0.44
Less: net securities gains, net of tax	0.02	—
Non-GAAP core operating EPS	$0.47	$0.44

	Three Months Ended March 31,
	2021	2020
Diluted EPS	$0.49	$0.43
Less: net securities gains, net of tax	0.02	—
Non-GAAP diluted core EPS	$0.47	$0.43

Interest and Dividend Income

Interest and dividend income for the three months ended March 31, 2021 decreased to $14,595,000 compared to $16,161,000 for the same period of 2020 as the interest rate environment remains at a level below historical levels. Loan portfolio income decreased due to a decrease in average rate paid on loans and a decrease in the average loan portfolio balance. Investment securities and dividend income decreased as the increase in the average portfolio balance was more than offset by a decrease in the average rate earned on the portfolio. The decrease in dividend and other interest income is due to a decrease in the amount of dividends received on restricted investment in bank stock held.

Interest and dividend income composition for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended
	March 31, 2021		March 31, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$13,345	91.44%	$14,657	90.69%	$(1,312)	(8.95)%
Investment securities:
Taxable	819	5.61	1,010	6.25	(191)	(18.91)
Tax-exempt	171	1.17	145	0.90	26	17.93
Dividend and other interest income	260	1.78	349	2.16	(89)	(25.50)
Total interest and dividend income	$14,595	100.00%	$16,161	100.00%	$(1,566)	(9.69)%

Interest Expense

Interest expense for the three months ended March 31, 2021 decreased $1,475,000 compared to the same period of 2020. Since March 31, 2020, interest-bearing deposit rates have been significantly reduced due to the economic impact of COVID-19 and increased level of excess balance sheet liquidity. The decrease in deposit rates was offset in part by a significant increase in average interest-bearing deposits. Long-term borrowings have been utilized to lock in funding at historically low interest rates and to assist with the funding of the loan and investment portfolios.

Interest expense composition for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended
	March 31, 2021		March 31, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,684	66.69%	$3,035	75.88%	$(1,351)	(44.51)%
Short-term borrowings	2	0.08	22	0.55	(20)	(90.91)
Long-term borrowings	839	33.23	943	23.58	(104)	(11.03)
Total interest expense	$2,525	100.00%	$4,000	100.01%	$(1,475)	(36.88)%

Net Interest Margin

The net interest margin (“NIM”) for the three months ended March 31, 2021 was 2.88% compared to 3.19% for the corresponding period of 2020. The decrease in the net interest margin was driven by a decrease in the yield of the loan portfolio of 31 basis points ("bps"), while the the investment portfolio yield declined 77 bps for the three month period during the current low interest rate environment. The significant increase of interest-bearing deposits further compressed the net interest margin. These deposits carry a current yield of a few basis points as commercial customers have received PPP funding and retail customers have received stimulus funding. Rates paid on interest-bearing liabilities were decreased significantly since March 31, 2020 resulting in a decline in rate paid of 60 bps as compared to the three months ended March 31, 2020. The rate paid on short-term borrowings decreased significantly as the balance consists primarily of securities sold under agreement to repurchase. These rate decreases partially offset the decline in earning asset yield.

The following is a schedule of average balances and associated yields for the three months ended March 31, 2021 and 2020:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$45,534	$349	3.11%	$52,979	$404	3.07%
All other loans	1,293,395	13,069	4.10%	1,303,838	14,338	4.42%
Total loans (2)	1,338,929	13,418	4.06%	1,356,817	14,742	4.37%

Taxable securities	145,047	1,033	2.89%	142,788	1,273	3.63%
Tax-exempt securities	36,369	216	2.41%	23,773	184	3.15%
Total securities	181,416	1,249	2.79%	166,561	1,457	3.56%

Interest-bearing deposits	195,995	46	0.10%	26,716	86	1.29%

Total interest-earning assets	1,716,340	14,713	3.48%	1,550,094	16,285	4.23%

Other assets	124,074			112,219

Total assets	$1,840,414			$1,662,313

Liabilities and shareholders’ equity:
Savings	$214,636	44	0.08%	$177,840	91	0.21%
Super Now deposits	289,236	267	0.37%	219,826	424	0.78%
Money market deposits	306,000	267	0.35%	210,708	477	0.91%
Time deposits	254,460	1,106	1.76%	379,259	2,043	2.17%
Total interest-bearing deposits	1,064,332	1,684	0.64%	987,633	3,035	1.24%

Short-term borrowings	5,680	2	0.14%	10,847	22	0.85%
Long-term borrowings	141,483	839	2.40%	159,920	943	2.37%
Total borrowings	147,163	841	2.32%	170,767	965	2.28%

Total interest-bearing liabilities	1,211,495	2,525	0.85%	1,158,400	4,000	1.39%

Demand deposits	445,759			326,817
Other liabilities	22,872			19,991
Shareholders’ equity	160,288			157,105

Total liabilities and shareholders’ equity	$1,840,414			$1,662,313
Interest rate spread			2.63%			2.84%
Net interest income/margin		$12,188	2.88%		$12,285	3.19%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Total interest income	$14,595	$16,161
Total interest expense	2,525	4,000
Net interest income	12,070	12,161
Tax equivalent adjustment	118	124
Net interest income (fully taxable equivalent)	$12,188	$12,285

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021 vs. 2020
	Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Tax-exempt loans	$(60)	$5	$(55)
All other loans	(126)	(1,143)	(1,269)
Taxable investment securities	21	(261)	(240)
Tax-exempt investment securities	83	(51)	32
Interest bearing deposits	103	(143)	(40)
Total interest-earning assets	21	(1,593)	(1,572)

Interest expense:
Savings deposits	17	(64)	(47)
Super Now deposits	110	(267)	(157)
Money market deposits	161	(371)	(210)
Time deposits	(595)	(342)	(937)
Short-term borrowings	(7)	(13)	(20)
Long-term borrowings	(116)	12	(104)
Total interest-bearing liabilities	(430)	(1,045)	(1,475)
Change in net interest income	$451	$(548)	$(97)

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2021, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $13,803,000 at December 31, 2020 to $14,202,000 at March 31, 2021. The increase in the allowance for loan losses was primarily driven by the economic uncertainity caused by the COVID-19 pandemic. At March 31, 2021 and December 31, 2020, the allowance for loan losses to total loans was 1.06% and 1.03%, respectively.

The provision for loan losses totaled $515,000 three months ended March 31, 2021 and the amount for the corresponding 2020 period was $750,000. The decrease in the provision for loan losses for the three months ended March 31, 2021 compared to the corresponding 2020 period was the result of limited economic improvement and a decrease in the loan portfolio. The provision remained above historical levels, however, due to the continued economic uncertainty caused by COVID-19.

Nonperforming loans decreased to $9,272,000 at March 31, 2021 from $11,300,000 at March 31, 2020. The majority of nonperforming loans involve loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses. The ratio of nonperforming loans to total loans was 0.69% and 0.84% at March 31, 2021 and 2020, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 153.17% and 110.62% at March 31, 2021 and 2020, respectively. Internal loan review and analysis coupled with changes in the loan portfolio composition and the impact of the COVID-19 pandemic resulted in a provision for loan losses of $515,000 for the three months ended March 31, 2021.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
March 31, 2021	$607	$8,665	$9,272
December 31, 2020	1,212	9,122	10,334
September 30, 2020	791	9,762	10,553
June 30, 2020	1,279	9,818	11,097
March 31, 2020	1,503	9,797	11,300

Non-interest Income

Total non-interest income for the three months ended March 31, 2021 compared to the same period in 2020 decreased $177,000 to $2,614,000. Excluding net securities gains, non-interest income for the three months ended March 31, 2021 increased $85,000 compared to the same period in 2020. Gain on sale of loans increased as the low rate environment has led to an increase in refinancing activity. Service charges declined as the overdraft fee income has declined as a result of the impact of the COVID-19 pandemic. The decrease in brokerage commissions is due to a change in the product mix and reduced consumer activity during the COVID-19 pandemic. The increase in debit card fees is a result of an increase in debit card usage. The fluctuation in other income results primarily from other fees associated with loans sold on the secondary market.

Non-interest income composition for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended
	March 31, 2021		March 31, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$383	14.65%	$549	22.53%	$(166)	(30.24)%
Net debt securities gains, available for sale	138	5.28	21	0.86	117	(557.14)
Net equity securities (losses) gains	(23)	(0.88)	20	0.82	(43)	215.00
Net securities gains (losses), trading	4	0.15	(14)	(0.57)	18	(128.57)
Bank-owned life insurance	173	6.62	192	7.88	(19)	(9.90)
Gain on sale of loans	908	34.74	444	18.22	464	104.50
Insurance commissions	157	6.01	127	5.21	30	23.62
Brokerage commissions	219	8.38	369	15.14	(150)	(40.65)
Debit card income	380	14.54	274	11.24	106	38.69
Other	275	10.51	455	18.67	(180)	(39.56)
Total non-interest income	$2,614	100.00%	$2,437	100.00%	$177	7.26%

Non-interest Expense

Total non-interest expense decreased $159,000 three months ended March 31, 2021 compared to the same period of 2020. The decrease in salaries and employee benefits is attributable to a staff reduction resulting from a change in banking channels utilized by customers during the COVID-19 pandemic. Furniture and equipment expenses decreased as maintenance costs have decreased and a decrease in the level of depreciation. Software amortization decreased as the number of vendors is being consolidated resulting in new licensing fee structures at a lower cost. The fluctuation in professional fees consists primarily of an decrease in legal fees. Occupancy expenses have increased primarily due to recently opened branches. Other expense decreased primarily from the change in expense associated with the defined benefit pension and a decrease in the amortization of the low income housing partnerships.

Non-interest expense composition for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended
	March 31, 2021		March 31, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$5,598	56.26%	$5,667	56.05%	$(69)	(1.22)%
Occupancy	976	9.81	702	6.94	274	39.03
Furniture and equipment	809	8.13	860	8.51	(51)	(5.93)
Software amortization	198	1.99	250	2.47	(52)	(20.80)
Pennsylvania shares tax	352	3.54	285	2.82	67	23.51
Professional fees	583	5.86	622	6.15	(39)	(6.27)
Federal Deposit Insurance Corporation deposit insurance	221	2.22	194	1.92	27	13.92
Marketing	63	0.63	53	0.52	10	18.87
Intangible amortization	53	0.53	62	0.61	(9)	(14.52)
Other	1,098	11.03	1,415	14.01	(317)	(22.40)
Total non-interest expense	$9,951	100.00%	$10,110	100.00%	$(159)	(1.57)%

Provision for Income Taxes

Income taxes increased $110,000 for the three months ended March 31, 2021 compared to the same period of 2020. The effective tax rate for the three months ended March 31, 2021 was 18.28% compared to 17.68% for the same period of 2020. The Company currently is in a deferred tax asset position. Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $64,330,000 from $213,358,000 at December 31, 2020 to $277,688,000 at March 31, 2021, primarily as a result of the following activities during the three months ended March 31, 2021.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds being greater than loan originations, less $908,000 in realized gains, by $2,671,000 for the three months ended March 31, 2021.

Loans

Gross loans decreased $8,428,000 since December 31, 2020 due primarily to a decrease in both residential and commercial real estate mortgage categories in addition to a decrease in the consumer automobile loan segment of the portfolio. These decreases were partially offset by growth in commercial, financial and agricultural loans. The economic environment caused by the COVID-19 pandemic has negatively impacted loan demand; however, demand has seen an uptick during the latter part of the first quarter of 2021.

The allocation of the loan portfolio, by category, as of March 31, 2021 and December 31, 2020 is presented below:

	March 31, 2021		December 31, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$182,059	13.63%	$164,743	12.25%	$17,316	10.51%
Real estate mortgage:
Residential	579,736	43.40	589,721	43.87	(9,985)	(1.69)%
Commercial	363,725	27.23	373,188	27.76	(9,463)	(2.54)%
Construction	39,785	2.98	39,309	2.92	476	1.21%
Consumer automobile loans	150,456	11.26	156,403	11.63	(5,947)	(3.80)%
Other consumer installment loans	19,658	1.47	19,940	1.48	(282)	(1.41)%
Net deferred loan fees and discounts	480	0.03	1,023	0.09	(543)	(53.08)%
Gross loans	$1,335,899	100.00%	$1,344,327	100.00%	$(8,428)	(0.63)%

The following table shows the amount of accrual and non-accrual TDRs at March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$926	$860	$1,786	$988	$862	$1,850
Real estate mortgage:
Residential	4,241	758	4,999	3,889	90	3,979
Commercial	2,258	4,251	6,509	2,107	4,423	6,530
	$7,425	$5,869	$13,294	$6,984	$5,375	$12,359

Investments

The fair value of the investment debt securities portfolio at March 31, 2021 increased $4,634,000 since December 31, 2020, while the amortized cost of the portfolio increased $6,683,000.  The increase in the investment portfolio amortized value occurred within the state and political segment of the portfolio. The mortgage-backed segment was reduced as bonds prepaid due to the low interest rate environment. The other debt segment of the investment portfolio is primarily corporate bonds and this segment was held constant. The municipal segment was increased as bonds with a final maturity of one to five years have been purchased. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 82.79% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has remained flat at $1,300,000 for March 31, 2021 and December 31, 2020 while the fair value decreased $23,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at March 31, 2021 follows:

	A- to AAA			B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost		Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$1,792	7	$1,796	$—	$—	$—	$—	$1,792	$1,796
State and political securities	107,656		111,126	1,320	1,435	686	691	109,662	113,252
Other debt securities	25,473		25,543	12,101	12,301	13,949	14,003	51,523	51,847
Total debt securities AFS	$134,921		$138,465	$13,421	$13,736	$14,635	$14,694	$162,977	$166,895

Financing Activities

Deposits

Total deposits increased $69,921,000 from December 31, 2020 to March 31, 2021. The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios. Driving deposit growth was the receipt of PPP funding by commercial customers, stimulus funding by retail customers, and customers becoming more risk averse and seeking safety in a bank deposit. Emphasis during 2020 and 2021 has been on increasing the utilization of electronic (internet and mobile) deposit banking among our customers. Utilization of internet and mobile banking has increased since the start of 2020 due to these efforts coupled with a change in consumer behavior due to the business and travel restrictions caused by the COVID-19 pandemic.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2021		December 31, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$478,916	30.61%	$449,357	30.07%	$29,559	6.58%
NOW accounts	290,355	18.56	287,775	19.26	2,580	0.90
Money market deposits	324,207	20.72	283,742	18.99	40,465	14.26
Savings deposits	224,890	14.38	209,924	14.05	14,966	7.13
Time deposits	245,996	15.73	263,645	17.63	(17,649)	(6.69)
Total deposits	$1,564,364	100.00%	$1,494,443	100.00%	$69,921	4.68%

Borrowed Funds

Total borrowed funds decreased 6.91%, or $10,975,000, to $147,744,000 at March 31, 2021 compared to $158,719,000 at December 31, 2020. The decrease in long term borrowings occurred as a fixed rate borrowing matured. Securities sold under agreement to repurchase have increased as customers balances have increased.

	March 31, 2021		December 31, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
Securities sold under agreement to repurchase	$6,650	4.50%	$5,244	3.30%	$1,406	26.81%
Total short-term borrowings	6,650	4.50	5,244	3.30	1,406	26.81
Long-term borrowings:
Long-term FHLB borrowings	133,000	90.01	148,000	93.25	(15,000)	(10.14)
Long-term finance lease	8,094	5.48	5,475	3.45	2,619	47.84
Total long-term borrowings	141,094	95.50	153,475	96.70	(12,381)	(8.07)
Total borrowed funds	$147,744	100.00%	$158,719	100.00%	$(10,975)	(6.91)%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	March 31, 2021	December 31, 2020
Investment debt securities pledged, fair value	$10,256	$11,672
Repurchase agreements	6,650	5,244

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

Under existing capital rules, the minimum capital to risk-adjusted assets requirements for banking organizations are a common equity tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”), a tier 1 capital ratio of 6.0% (8.0% to be considered “well capitalized”), and total capital ratio of 8.0% (10.0% to be considered “well capitalized”).  Under existing capital rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets.

The Company's capital ratios as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$149,476	11.447%	$147,887	11.267%
For Capital Adequacy Purposes	58,761	4.500	59,066	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	91,407	7.000	91,880	7.000
To Be Well Capitalized	84,878	6.500	85,317	6.500
Total Capital (to Risk-weighted Assets)
Actual	$158,038	12.102%	$159,490	12.151%
For Capital Adequacy Purposes	104,471	8.000	105,005	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	137,118	10.500	137,820	10.500
To Be Well Capitalized	130,588	10.000	131,257	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$149,476	11.447%	$147,887	11.267%
For Capital Adequacy Purposes	78,349	6.000	78,754	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	110,994	8.500	111,568	8.500
To Be Well Capitalized	104,465	8.000	105,005	8.000
Tier I Capital (to Average Assets)
Actual	$149,476	8.224%	$147,887	8.436%
For Capital Adequacy Purposes	72,702	4.000	70,122	4.000
To Be Well Capitalized	90,878	5.000	87,652	5.000

Jersey Shore State Bank's capital ratios as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$104,864	11.135%	$103,812	10.906%
For Capital Adequacy Purposes	42,379	4.500	42,835	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	65,923	7.000	66,632	7.000
To Be Well Capitalized	61,214	6.500	61,872	6.500
Total Capital (to Risk-weighted Assets)
Actual	$110,875	11.773%	$112,862	11.857%
For Capital Adequacy Purposes	75,342	8.000	76,149	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	98,886	10.500	99,945	10.500
To Be Well Capitalized	94,177	10.000	95,186	10.000
Tier I Capital (to Risk-weighted Assets)	-		-
Actual	$104,864	10.964%	$103,812	10.906%
For Capital Adequacy Purposes	57,386	6.000	57,113	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	81,297	8.500	80,910	8.500
To Be Well Capitalized	76,515	8.000	76,150	8.000
Tier I Capital (to Average Assets)
Actual	$104,864	8.156%	$103,812	8.062%
For Capital Adequacy Purposes	51,429	4.000	51,507	4.000
To Be Well Capitalized	64,286	5.000	64,384	5.000

Luzerne Bank's capital ratios as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$40,761	11.195%	$40,206	11.156%
For Capital Adequacy Purposes	16,385	4.500	16,218	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	25,487	7.000	25,228	7.000
To Be Well Capitalized	23,667	6.500	23,426	6.500
Total Capital (to Risk-weighted Assets)
Actual	$45,312	12.445%	$42,759	11.865%
For Capital Adequacy Purposes	29,128	8.000	28,830	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	38,230	10.500	37,840	10.500
To Be Well Capitalized	36,410	10.000	36,038	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$40,761	11.195%	$40,206	11.156%
For Capital Adequacy Purposes	21,846	6.000	21,624	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	30,949	8.500	30,634	8.500
To Be Well Capitalized	29,128	8.000	28,832	8.000
Tier I Capital (to Average Assets)
Actual	$40,761	7.739%	$40,206	7.860%
For Capital Adequacy Purposes	21,068	4.000	20,461	4.000
To Be Well Capitalized	26,335	5.000	25,576	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited at March 31, 2021:

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $571,174,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $57,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $133,000,000 as of March 31, 2021.

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

The following is a rate shock forecast for the twelve month period ending March 31, 2022 assuming a static balance sheet as of March 31, 2021.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$44,892	$47,706	$50,894	$54,615	$58,324	$61,773	$65,193
Change from static	(6,002)	(3,188)	—	3,721	7,430	10,879	14,299
Percent change from static	-11.79%	-6.26%	—	7.31%	14.60%	21.38%	28.10%

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

Paycheck Protection Program

The Company participated in the Paycheck Protection Program ('PPP"). Loans retained by the bank through this program total $29,200,000 in loans with over 400 loan applications processed.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at both the level of the Company and the Banks.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analysis or simulation analysis compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2020.  Additional information and details are provided in the “Liquidity, Interest Rate Sensitivity, and Market Risk” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

Certain risk factors are set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended March 31, 2021.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1 - January 31, 2021)	—	—	—	513,669
Month #2 (February 1 - February 28, 2021)	—	—	—	513,669
Month #3 (March 1 - March 31, 2021)	—	—	—	513,669

On April 13, 2021, the Board of Directors authorized the repurchase of up to 353,000 shares, or approximately 5%, of the outstanding shares of the Company for a one year period ending April 30, 2022.

Item 3.                           Defaults Upon Senior Securities

None.

Item 4.                           Mine Safety Disclosures

Not applicable.

Item 5.                           Other Information

None.

Item 6.                           Exhibits

3(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2019).
3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2021 and December 31, 2020; (ii) the Consolidated Statement of Income for the three months ended March 31, 2021 and 2020; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iv) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2021 and 2020; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2021 and 2020 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	May 10, 2021	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2021	/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit 3(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2019).
Exhibit 3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).
Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer
Exhibit 101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2021 and December 31, 2020; (ii) the Consolidated Statement of Income for the three months ended March 31, 2021 and 2020; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iv) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2021 and 2020; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2021 and 2020 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.