Form 10-Q
period 2021-06-30
PENNS WOODS BANCORP INC
filed 2021-08-09
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2021.

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
On August 1, 2021 there were 7,065,100 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share Data)	2021	2020
ASSETS:
Noninterest-bearing balances	$27,731	$31,821
Interest-bearing balances in other financial institutions	199,389	181,537
Federal funds sold	40,000	—
Total cash and cash equivalents	267,120	213,358

Investment debt securities, available for sale, at fair value	171,783	162,261
Investment equity securities, at fair value	1,269	1,288
Investment securities, trading	43	40
Restricted investment in bank stock, at fair value	15,120	15,377
Loans held for sale	4,927	5,239
Loans	1,337,947	1,344,327
Allowance for loan losses	(14,438)	(13,803)
Loans, net	1,323,509	1,330,524
Premises and equipment, net	34,629	32,702
Accrued interest receivable	8,363	8,394
Bank-owned life insurance	34,005	33,638
Investment in limited partnerships	4,795	3,944
Goodwill	17,104	17,104
Intangibles	568	671
Operating lease right-of-use asset	2,946	3,136
Deferred tax asset	3,624	2,526
Other assets	5,065	4,441
TOTAL ASSETS	$1,894,870	$1,834,643

LIABILITIES:
Interest-bearing deposits	$1,086,352	$1,045,086
Noninterest-bearing deposits	477,344	449,357
Total deposits	1,563,696	1,494,443

Short-term borrowings	7,520	5,244
Long-term borrowings	141,051	153,475
Accrued interest payable	961	1,112
Operating lease liability	2,992	3,175
Other liabilities	11,815	13,048
TOTAL LIABILITIES	1,728,035	1,670,497

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value 5.55, 22,500,000 shares authorized; 7,541,627 and 7,532,576 shares issued; 7,061,402 and 7,052,351 outstanding	41,897	41,847
Additional paid-in capital	53,205	52,523
Retained earnings	85,281	82,769
Accumulated other comprehensive loss:
Net unrealized gain on available for sale securities	4,085	4,714
Defined benefit plan	(5,523)	(5,596)
Treasury stock at cost, 480,225	(12,115)	(12,115)
TOTAL PENNS WOODS BANCORP, INC. SHAREHOLDERS' EQUITY	166,830	164,142
Non-controlling interest	5	4
TOTAL SHAREHOLDERS' EQUITY	166,835	164,146
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,894,870	$1,834,643
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$13,099	$14,666	$26,444	$29,323
Investment securities:
Taxable	838	1,023	1,657	2,033
Tax-exempt	164	169	335	314
Dividend and other interest income	305	186	565	535
TOTAL INTEREST AND DIVIDEND INCOME	14,406	16,044	29,001	32,205
INTEREST EXPENSE:
Deposits	1,489	2,802	3,173	5,837
Short-term borrowings	2	7	4	29
Long-term borrowings	820	985	1,659	1,928
TOTAL INTEREST EXPENSE	2,311	3,794	4,836	7,794
NET INTEREST INCOME	12,095	12,250	24,165	24,411
PROVISION FOR LOAN LOSSES	350	645	865	1,395
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,745	11,605	23,300	23,016
NON-INTEREST INCOME:
Service charges	379	312	762	861
Net debt securities gains, available for sale	137	186	275	207
Net equity securities gains (losses)	4	10	(19)	30
Net securities (losses) gains, trading	(1)	—	3	(14)
Bank-owned life insurance	162	144	335	336
Gain on sale of loans	670	1,028	1,578	1,472
Insurance commissions	150	92	307	219
Brokerage commissions	207	186	426	555
Debit card income	398	310	778	584
Other	803	353	1,078	808
TOTAL NON-INTEREST INCOME	2,909	2,621	5,523	5,058
NON-INTEREST EXPENSE:
Salaries and employee benefits	5,672	5,230	11,270	10,897
Occupancy	717	626	1,693	1,328
Furniture and equipment	971	828	1,780	1,688
Software amortization	208	236	406	486
Pennsylvania shares tax	372	323	724	608
Professional fees	684	658	1,267	1,280
Federal Deposit Insurance Corporation deposit insurance	264	185	485	379
Marketing	140	56	203	109
Intangible amortization	50	59	103	121
Other	1,170	1,410	2,268	2,825
TOTAL NON-INTEREST EXPENSE	10,248	9,611	20,199	19,721
INCOME BEFORE INCOME TAX PROVISION	4,406	4,615	8,624	8,353
INCOME TAX PROVISION	813	851	1,584	1,512
CONSOLIDATED NET INCOME	$3,593	$3,764	$7,040	$6,841
Less: Net income attributable to noncontrolling interest	5	4	11	8
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$3,588	$3,760	$7,029	$6,833
EARNINGS PER SHARE - BASIC	$0.51	$0.53	$1.00	$0.97
EARNINGS PER SHARE - DILUTED	$0.51	$0.53	$1.00	$0.97
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,059,667	7,041,629	7,057,404	7,041,185
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,059,667	7,041,629	7,057,404	7,041,185
DIVIDENDS DECLARED PER SHARE	$0.32	$0.32	$0.64	$0.64
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Net Income	$3,588	$3,760	$7,029	$6,833
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	1,390	1,715	(521)	2,409
Tax effect	(292)	(360)	109	(506)
Net realized gain on available for sale securities included in net income	(137)	(186)	(275)	(207)
Tax effect	29	39	58	43
Amortization of unrecognized pension gain	47	51	93	92
Tax effect	(10)	(11)	(20)	(19)
Total other comprehensive income (loss)	1,027	1,248	(556)	1,812
Comprehensive income	$4,615	$5,008	$6,473	$8,645

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, March 31, 2021	7,537,242	$41,873	$52,818	$83,948	$(2,465)	$(12,115)	$4	$164,063
Net income				3,588			5	3,593
Other comprehensive income					1,027			1,027
Stock-based compensation			307					307
Dividends declared ($0.32 per share)				(2,255)				(2,255)
Common shares issued for employee stock purchase plan	1,045	6	19					25
Director Compensation Plan	3,340	18	61					79
Distributions to noncontrolling interest							(4)	(4)
Balance, June 30, 2021	7,541,627	$41,897	$53,205	$85,281	$(1,438)	$(12,115)	$5	$166,835

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, March 31, 2020	7,521,491	$41,786	$51,701	$77,403	$(2,213)	$(12,115)	$26	$156,588
Net income				3,760			4	3,764
Other comprehensive income					1,248			1,248
Stock-based compensation			238					238
Dividends declared ($0.32 per share)				(2,253)				(2,253)
Common shares issued for employee stock purchase plan	1,082	6	17					23
Balance, June 30, 2020	7,522,573	$41,792	$51,956	$78,910	$(965)	$(12,115)	$30	$159,608

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Six months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2020	7,532,576	$41,847	$52,523	$82,769	$(882)	$(12,115)	$4	$164,146
Net income				7,029			11	7,040
Other comprehensive income					(556)			(556)
Stock-based compensation			527					527
Dividends declared ($0.64 per share)				(4,517)				(4,517)
Common shares issued for employee stock purchase plan	1,984	11	34					45
Director Compensation Plan	7,067	39	121					160
Distributions to noncontrolling interest							(10)	(10)
Balance, June 30, 2021	7,541,627	$41,897	$53,205	$85,281	$(1,438)	$(12,115)	$5	$166,835

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2019	7,520,740	$41,782	$51,487	$76,583	$(2,777)	$(12,115)	$22	$154,982
Net income				6,833			8	6,841
Other comprehensive income					1,812			1,812
Stock-based compensation			436					436
Dividends declared ($0.64 per share)				(4,506)				(4,506)
Common shares issued for employee stock purchase plan	1,833	10	33					43
Balance, June 30, 2020	7,522,573	$41,792	$51,956	$78,910	$(965)	$(12,115)	$30	$159,608

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2021	2020
OPERATING ACTIVITIES:
Net Income	$7,040	$6,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,644	1,286
Gain on sale of premise and equipment	—	(14)
Amortization of intangible assets	103	121
Provision for loan losses	865	1,395
Stock based compensation	527	436
Accretion and amortization of investment security discounts and premiums	531	371
Net securities gains, available for sale	(275)	(207)
Originations of loans held for sale	(55,058)	(49,660)
Proceeds of loans held for sale	56,948	50,218
Gain on sale of loans	(1,578)	(1,472)
Net equity securities losses (gains)	19	(30)
Net securities (gains) losses, trading	(3)	14
Earnings on bank-owned life insurance	(335)	(336)
Increase in deferred tax asset	(931)	(408)
Other, net	(2,556)	3,434
Net cash provided by operating activities	6,941	11,989
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	13,574	5,163
Proceeds from calls and maturities of available for sale securities	7,566	6,691
Purchases of available for sale securities	(31,714)	(25,567)
Net decrease in loans	6,150	5,746
Acquisition of premises and equipment	(513)	(2,286)
Proceeds from the sale of premises and equipment	2	336
Proceeds from the sale of foreclosed assets	246	226
Purchase of bank-owned life insurance	(26)	(27)
Proceeds from bank-owned life insurance death benefit	—	248
Investment in limited partnership	(851)	(628)
Proceeds from redemption of regulatory stock	1,411	1,795
Purchases of regulatory stock	(1,154)	(3,116)
Net cash used for investing activities	(5,309)	(11,419)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	41,266	66,722
Net increase in noninterest-bearing deposits	27,987	83,578
Proceeds from long-term borrowings	—	35,000
Repayment of long-term borrowings	(15,000)	(25,000)
Net increase in short-term borrowings	2,276	10,213
Finance lease principal payments	(77)	(35)
Dividends paid	(4,517)	(4,506)
Distributions to non-controlling interest	(10)	—
Issuance of common stock	205	43
Net cash provided by financing activities	52,130	166,015
NET INCREASE IN CASH AND CASH EQUIVALENTS	53,762	166,585
CASH AND CASH EQUIVALENTS, BEGINNING	213,358	48,589
CASH AND CASH EQUIVALENTS, ENDING	$267,120	$215,174

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,987	$7,935
Income taxes paid	2,375	—
Non-cash investing and financing activities:
Right-of-use lease assets obtained in exchange for lessee finance lease liabilities	2,653	—
Transfer of loans to foreclosed real estate	—	139
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

Note 2.  Accumulated Other Comprehensive Gain (loss)

The changes in accumulated other comprehensive gain (loss) by component shown net of tax and parenthesis indicating debits, as of June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(In Thousands)	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$3,095	$(5,560)	$(2,465)	$2,986	$(5,199)	$(2,213)
Other comprehensive gain before reclassifications	1,098	—	1,098	1,355	—	1,355
Amounts reclassified from accumulated other comprehensive gain (loss)	(108)	37	(71)	(147)	40	(107)
Net current-period other comprehensive income	990	37	1,027	1,208	40	1,248
Ending balance	$4,085	$(5,523)	$(1,438)	$4,194	$(5,159)	$(965)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$4,714	$(5,596)	$(882)	$2,455	$(5,232)	$(2,777)
Other comprehensive gain (loss) before reclassifications	(412)	—	(412)	1,903	—	1,903
Amounts reclassified from accumulated other comprehensive gain (loss)	(217)	73	(144)	(164)	73	(91)
Net current-period other comprehensive (loss) income	(629)	73	(556)	1,739	73	1,812
Ending balance	$4,085	$(5,523)	$(1,438)	$4,194	$(5,159)	$(965)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of June 30, 2021 and 2020 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net unrealized gain on available for sale securities	$137	$186	Net debt securities gains, available for sale
Income tax effect	(29)	(39)	Income tax provision
Total reclassifications for the period	$108	$147

Net unrecognized pension costs	$(47)	$(51)	Other non-interest expense
Income tax effect	10	11	Income tax provision
Total reclassifications for the period	$(37)	$(40)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Six months ended June 30, 2021	Six months ended June 30, 2020
Net unrealized gain on available for sale securities	$275	$207	Net debt securities gains, available for sale
Income tax effect	(58)	(43)	Income tax provision
Total reclassifications for the period	$217	$164

Net unrecognized pension costs	$(93)	$(92)	Other non-interest expense
Income tax effect	20	19	Income tax provision
Total reclassifications for the period	$(73)	$(73)

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which requires an entity to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. An entity should measure the effect of a modification as the difference between the fair value of the modified warrant and the fair value of that warrant immediately before modification. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842), which amends ASC 842 so that lessors are no longer required to recognize a selling loss upon commencement of a lease with variable lease payments that, prior to the amendments, would have been classified as a sales-type or direct financing lease. Furthermore, a lessor must classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease and that would result in the recognition of a selling loss at lease commencement, provided that the lease includes variable lease payments that do not depend on an index or rate. For public business entities and certain not-for-profit entities and employee benefit plans that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years. For all other entities that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. All entities that have adopted ASC 842 are permitted to early adopt the amendments in ASU 2021-05. The amendments in ASU 2021-05 are effective as of the same date as the guidance in ASC 842 for entities that have not adopted ASC 842. This Update is not expected to have a significant impact on the Company’s financial statements.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 1,075,775 stock options, with an average exercise price of $27.31, outstanding on June 30, 2021. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $24.43 exceeding the exercise price of the options issued. There were a total of 864,300 stock options, with an average exercise price of $28.20 that were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $29.57 exceeding the strike price for the period ending June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average common shares issued	7,539,892	7,521,854	7,537,629	7,521,410
Weighted average treasury stock shares	(480,225)	(480,225)	(480,225)	(480,225)
Weighted average common shares outstanding - basic and diluted	7,059,667	7,041,629	7,057,404	7,041,185

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$1,779	$8	$—	$1,787
State and political securities	111,481	4,999	(343)	116,137
Other debt securities	53,352	785	(278)	53,859
Total debt securities	$166,612	$5,792	$(621)	$171,783

Investment equity securities:
Other equity securities	$1,300	$2	$(33)	$1,269

Trading:
Other equity securities	$50	$—	$(7)	$43

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$2,118	$23	$—	$2,141
State and political securities	102,690	5,382	(59)	108,013
Other debt securities	51,486	828	(207)	52,107
Total debt securities	$156,294	$6,233	$(266)	$162,261

Investment equity securities:
Other equity securities	$1,300	$10	$(22)	$1,288

Trading:
Other equity securities	$50	$—	$(10)	$40

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at June 30, 2021 and December 31, 2020.

	June 30, 2021
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
State and political securities	$24,117	$(332)	$893	$(11)	$25,010	$(343)
Other debt securities	9,211	(140)	3,933	(138)	13,144	(278)
Total debt securities	$33,328	$(472)	$4,826	$(149)	$38,154	$(621)

	December 31, 2020
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
State and political securities	$12,311	$(51)	$900	$(8)	$13,211	$(59)
Other debt securities	5,964	(74)	4,429	(133)	10,393	(207)
Total debt securities	$18,275	$(125)	$5,329	$(141)	$23,604	$(266)

At June 30, 2021, there were a total of 53 securities in a continuous unrealized loss position for less than twelve months and 7 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at June 30, 2021, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at June 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$12,360	$12,292
Due after one year to five years	73,394	74,764
Due after five years to ten years	71,437	74,984
Due after ten years	9,421	9,743
Total	$166,612	$171,783

Total gross proceeds from sales of debt securities available for sale for the six months ended June 30, 2021 was $13,574,000, compared to $5,163,000 for the corresponding 2020 period.

The following table represents gross realized gains and losses from the sales of debt securities available for sale:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Available for sale (AFS):
Gross realized gains:
Mortgage-backed securities	$—	$83	$—	$83
State and political securities	—	103	—	104
Other debt securities	137	—	275	20
Total gross realized gains	$137	$186	$275	$207

Gross realized losses:
State and political securities	$—	$—	$—	$—
Other debt securities	—	—	—	—
Total gross realized losses	$—	$—	$—	$—

There were no impairment charges included in gross realized losses for the three and six months ended June 30, 2021 and 2020, respectively.

Investment securities with a carrying value of approximately $130,388,000 and $111,247,000 at June 30, 2021 and December 31, 2020, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At June 30, 2021 and December 31, 2020, we had $1,269,000 and $1,288,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Net gains (losses) recognized in equity securities during the period	$4	$10	$(19)	$30
Less: Net gains realized on the sale of equity securities during the period	—	—	—	—
Unrealized gains recognized in equity securities held at reporting date	$4	$10	$(19)	$30

Net gains and losses on trading account securities are as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Net gains on sale transactions	$—	$—	$—	$—
Net mark-to-market (losses) gains	(1)	—	3	(14)
Net (loss) gain on trading account securities	$(1)	$—	$3	$(14)

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

The following table presents the related aging categories of loans, by segment, as of June 30, 2021 and December 31, 2020:

	June 30, 2021
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$182,281	$322	$—	$656	$183,259
Real estate mortgage:
Residential	575,922	1,799	500	1,016	579,237
Commercial	360,320	555	—	5,679	366,554
Construction	44,993	231	—	51	45,275
Consumer automobile loans	153,396	395	27	—	153,818
Other consumer installment loans	9,062	454	2	—	9,518
	1,325,974	$3,756	$529	$7,402	1,337,661
Net deferred loan fees and discounts	286				286
Allowance for loan losses	(14,438)				(14,438)
Loans, net	$1,311,822				$1,323,509

	December 31, 2020
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$163,583	$247	$48	$865	$164,743
Real estate mortgage:
Residential	580,292	6,386	983	2,060	589,721
Commercial	366,363	533	150	6,142	373,188
Construction	38,587	667	—	55	39,309
Consumer automobile loans	155,472	900	31	—	156,403
Other consumer installment loans	19,485	455	—	—	19,940
	1,323,782	$9,188	$1,212	$9,122	1,343,304
Net deferred loan fees and discounts	1,023				1,023
Allowance for loan losses	(13,803)				(13,803)
Loans, net	$1,311,002				$1,330,524

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$28	$—	$26	$—
Real estate mortgage:
Residential	7	—	4	—
Commercial	25	—	22	—
Construction	1	—	1	—
Consumer automobile loans	—	—	—	3
Other consumer installment loans	—	—	3	—
	$61	$—	$56	$3

	Six Months Ended June 30,
	2021		2020
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$56	$—	$35	$—
Real estate mortgage:
Residential	16	—	13	—
Commercial	55	—	64	—
Construction	2	—	1	—
Consumer automobile loans	—	—	2	3
Other consumer installment loans	—	—	3	—
	$129	$—	$118	$3

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$803	$803	$—
Real estate mortgage:
Residential	4,626	4,626	—
Commercial	5,886	5,886	—
Construction	112	112	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	11,427	11,427	—
With an allowance recorded:
Commercial, financial, and agricultural	306	3,094	2
Real estate mortgage:
Residential	1,245	1,245	230
Commercial	3,206	3,206	962
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	146	146	19
	4,903	7,691	1,213
Total:
Commercial, financial, and agricultural	1,109	3,897	2
Real estate mortgage:
Residential	5,871	5,871	230
Commercial	9,092	9,092	962
Construction	112	112	—
Consumer automobile loans	—	—	—
Installment loans to individuals	146	146	19
	$16,330	$19,118	$1,213

	December 31, 2020
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$865	$3,652	$—
Real estate mortgage:
Residential	5,023	5,023	—
Commercial	6,354	6,354	—
Construction	124	124	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	12,366	15,153	—
With an allowance recorded:
Commercial, financial, and agricultural	—	—	—
Real estate mortgage:
Residential	1,294	1,294	224
Commercial	3,023	3,023	811
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	4,317	4,317	1,035
Total:
Commercial, financial, and agricultural	865	3,652	—
Real estate mortgage:
Residential	6,317	6,317	224
Commercial	9,377	9,377	811
Construction	124	124	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	$16,683	$19,470	$1,035

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021			2020
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,641	$2	$—	$1,931	$—	$—
Real estate mortgage:
Residential	5,504	89	—	5,602	57	—
Commercial	9,865	35	—	7,992	20	—
Construction	118	2	—	62	—	—
Consumer automobile	76	—	—	157	1	2
Other consumer installment loans	10	9	—	—	—	—
	$17,214	$137	$—	$15,744	$78	$2

	Six Months Ended June 30,
	2021			2020
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,382	$30	$—	$2,049	$1	$—
Real estate mortgage:
Residential	5,775	98	—	5,793	114	—
Commercial	9,703	65	—	8,186	46	—
Construction	120	3	—	63	—	—
Consumer automobile	50	—	—	148	1	2
Other consumer installment loans	6	9	—	5	—	—
	$17,036	$205	$—	$16,244	$162	$2

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

There were three and five loan modifications considered to be TDRs completed during the three and six months ended June 30, 2021, respectively. There were no loan modifications considered TDRs completed during the three and six months ended June 30, 2020. Loan modifications that are considered TDRs completed during the three and six months ended June 30, 2021 were as follows:

	Three Months Ended June 30,
	2021
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	1	$949	$949
Real estate mortgage:
Residential	1	178	178
Commercial	1	730	730
Construction	—	—	—
	3	$1,857	$1,857

	Six Months Ended June 30,
	2021
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	1	$949	$949
Real estate mortgage:
Residential	2	865	865
Commercial	2	855	855
Construction	—	—	—
	5	$2,669	$2,669

There was one loan modifications considered to be a TDR made during the twelve months previous to June 30, 2021 that defaulted during the six months ended June 30, 2021. The defaulted loan type and recorded investment at June 30, 2021 are as follows: one residential real estate loan with a recorded investment of $687,000. There were two loan modifications considered to be TDRs made during the twelve months previous to June 30, 2020 that defaulted during the six months ended June 30, 2020. The defaulted loan types and recorded investments at June 30, 2020 are as follows: one commercial real estate loan with a recorded investment of $1,040,000, and one commercial and agricultural loans with a recorded investment of $640,000.

Troubled debt restructurings amounted to $11,860,000 and $12,359,000 as of June 30, 2021 and December 31, 2020, respectively.

The amount of foreclosed residential real estate held at June 30, 2021 and December 31, 2020, totaled $68,000 and $401,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2021 and December 31, 2020, totaled $255,000 and $629,154, respectively.

The Company began offering short-term loan modifications to provide relief to borrowers during the COVID-19 national emergency. The CARES Act along with a joint agency statement issued by federal and state banking agencies, provides that short-term modifications made in a good faith basis in response to COVID-19 who were current at the time the modification program is implemented do not need to be accounted for as TDRs. Loan modifications and payment deferrals have been at historical high levels as the impact of the pandemic continues. As of June 30, 2021, the loan modification/deferral program in place has generated deferrals of up to 180 days that have been granted on 1,365 loans with 20 loans remaining in their deferral period with an aggregate outstanding balance of $7,931,000. These loan modifications met applicable requirements to not be considered troubled debt restructurings. The Economic Aid to Hard-Hit Small Businesses, Non-profits and Venues Act (the “Economic Aid Act”) passed in December 2020 extended the CARES Act provisions permitting financial institutions to suspend TDR assessment and reporting requirements under generally accepted accounting principles until the earlier of 60 days after the date that the President terminates the COVID-19 national emergency or January 1, 2022. The number of customers seeking loan modifications or payment deferrals may increase as the effects of the pandemic continue.

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

The following table presents the credit quality categories identified above as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$179,395	$574,925	$344,225	$44,460	$153,818	$9,500	$1,306,323
Special Mention	466	663	10,608	695	—	—	12,432
Substandard	3,398	3,649	11,721	120	—	18	18,906
	$183,259	$579,237	$366,554	$45,275	$153,818	$9,518	$1,337,661

	December 31, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$162,694	$584,599	$355,616	$39,192	$156,403	$19,938	$1,318,442
Special Mention	180	556	7,973	—	—	—	8,709
Substandard	1,869	4,566	9,599	117	—	2	16,153
	$164,743	$589,721	$373,188	$39,309	$156,403	$19,940	$1,343,304

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

Activity in the allowance is presented for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$2,606	$4,401	$4,176	$142	$1,735	$235	$907	$14,202
Charge-offs	—	(129)	—	—	(127)	(28)	—	(284)
Recoveries	9	109	25	—	15	12	—	170
Provision	(769)	238	235	70	201	(175)	550	350
Ending Balance	$1,846	$4,619	$4,436	$212	$1,824	$44	$1,457	$14,438

	Three Months Ended June 30, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,897	$4,537	$3,414	$160	$1,855	$267	$370	$12,500
Charge-offs	(8)	(127)	—	—	(14)	(82)	—	(231)
Recoveries	2	26	—	3	6	26	—	63
Provision	62	42	(79)	(13)	367	(84)	350	645
Ending Balance	$1,953	$4,478	$3,335	$150	$2,214	$127	$720	$12,977

t	Six Months Ended June 30, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,936	$4,460	$3,635	$134	$1,906	$261	$1,471	$13,803
Charge-offs	(35)	(143)	—	—	(223)	(57)	—	(458)
Recoveries	14	112	25	5	32	40	—	228
Provision	(69)	190	776	73	109	(200)	(14)	865
Ending Balance	$1,846	$4,619	$4,436	$212	$1,824	$44	$1,457	$14,438

	Six Months Ended June 30, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,779	$4,306	$3,210	$118	$1,780	$278	$423	$11,894
Charge-offs	(22)	(168)	—	—	(89)	(182)	—	(461)
Recoveries	23	47	—	5	7	67	—	149
Provision	173	293	125	27	516	(36)	297	1,395
Ending Balance	$1,953	$4,478	$3,335	$150	$2,214	$127	$720	$12,977

The shift in allocation of the loan provision is primarily due to changes in the credit metrics within the loan portfolio and the economic uncertainty caused by the COVID-19 pandemic which has caused an increase in the provision to the commericial real estate segment of the portfolio.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at June 30, 2021 and 2020:

	June 30,
	2021	2020
Owners of residential rental properties	18.15%	15.98%
Owners of commercial rental properties	13.54%	13.00%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2	$230	$962	$—	$—	$19	$—	$1,213
Collectively evaluated for impairment	1,844	4,389	3,474	212	1,824	25	1,457	13,225
Total ending allowance balance	$1,846	$4,619	$4,436	$212	$1,824	$44	$1,457	$14,438

Loans:
Individually evaluated for impairment	$2,419	$5,161	$10,774	$117	$—	$19		$18,490
Collectively evaluated for impairment	180,840	574,076	355,780	45,158	153,818	9,499		1,319,171
Total ending loans balance	$183,259	$579,237	$366,554	$45,275	$153,818	$9,518		$1,337,661

	December 31, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$224	$811	$—	$—	$—	$—	$1,035
Collectively evaluated for impairment	1,936	4,236	2,824	134	1,906	261	1,471	12,768
Total ending allowance balance	$1,936	$4,460	$3,635	$134	$1,906	$261	$1,471	$13,803

Loans:
Individually evaluated for impairment	$865	$6,317	$9,377	$124	$—	$—		$16,683
Collectively evaluated for impairment	163,878	583,404	363,811	39,185	156,403	19,940		1,326,621
Total ending loans balance	$164,743	$589,721	$373,188	$39,309	$156,403	$19,940		$1,343,304

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.

The following sets forth the components of the net periodic benefit/cost of the domestic non-contributory defined benefit plan for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Interest cost	$127	$160	$254	$320
Expected return on plan assets	(386)	(318)	(772)	(636)
Amortization of net loss	47	51	93	92
Net periodic benefit	$(212)	$(107)	$(425)	$(224)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2020, that it expected to contribute a minimum of $500,000 to its defined benefit plan in 2021.  As of June 30, 2021, there were contributions of $400,000 made to the plan with additional contributions of at least $100,000 anticipated during the remainder of 2021.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,500,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the six months ended June 30, 2021 and 2020, there were 1,984 and 1,833 shares issued under the Plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2021 and December 31, 2020:

(In Thousands)	June 30, 2021	December 31, 2020
Commitments to extend credit	$205,413	$198,512
Standby letters of credit	10,546	10,120
Credit exposure from the sale of assets with recourse	9,935	9,182
	$225,894	$217,814

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2021 and December 31, 2020, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2021
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$1,787	$—	$1,787
State and political securities	—	116,137	—	116,137
Other debt securities	—	53,859	—	53,859
Investment equity securities:
Other equity securities	1,269	—	—	1,269
Investment securities, trading:
Other equity securities	43	—	—	43

	December 31, 2020
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$2,141	$—	$2,141
State and political securities	—	108,013	—	108,013
Other debt securities	—	52,107	—	52,107
Investment equity securities:
Other equity securities	1,288	—	—	1,288
Investment securities, trading:
Other equity securities	40	—	—	40

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2021
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$17,277	$17,277
Other real estate owned	—	—	68	68

	December 31, 2020
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$15,648	$15,648
Other real estate owned	—	—	401	401

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$14,944	Discounted cash flow	Temporary reduction in payment amount	3% to (63)%	(11)%
	2,333	Appraisal of collateral (1)	Appraisal adjustments (1)	—% to (30)%	(14)%
Other real estate owned	$68	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2020
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$8,624	Discounted cash flow	Temporary reduction in payment amount	17% to (63)%	(18)%
	7,024	Appraisal of collateral (1)	Appraisal adjustments (1)	—% to (30)%	(8)%
Other real estate owned	$401	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at June 30, 2021 and December 31, 2020:

	Carrying	Fair	Fair Value Measurements at June 30, 2021
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$267,120	$267,120	$267,120	$—	$—
Restricted investment in bank stock (1)	15,120	15,120	15,120	—	—
Loans held for sale (1)	4,927	4,927	4,927	—	—
Loans, net	1,323,509	1,327,037	—	—	1,327,037
Bank-owned life insurance (1)	34,005	34,005	34,005	—	—
Accrued interest receivable (1)	8,363	8,363	8,363	—	—

Financial liabilities:
Interest-bearing deposits	$1,086,352	$1,088,702	$824,428	$—	$264,274
Noninterest-bearing deposits (1)	477,344	477,344	477,344	—	—
Short-term borrowings (1)	7,520	7,520	7,520	—	—
Long-term borrowings	141,051	145,265	—	—	145,265
Accrued interest payable (1)	961	961	961	—	—
(1) The financial instrument is carried at cost at June 30, 2021, which approximate the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2020
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$213,358	$213,358	$213,358	$—	$—
Restricted investment in bank stock (1)	15,377	15,377	15,377	—	—
Loans held for sale (1)	5,239	5,239	5,239	—	—
Loans, net	1,330,524	1,339,993	—	—	1,339,993
Bank-owned life insurance (1)	33,638	33,638	33,638	—	—
Accrued interest receivable (1)	8,394	8,394	8,394	—	—

Financial liabilities:
Interest-bearing deposits	$1,045,086	$1,048,281	$781,441	$—	$266,840
Noninterest-bearing deposits (1)	449,357	449,357	449,357	—	—
Short-term borrowings (1)	5,244	5,244	5,244	—	—
Long-term borrowings	153,475	159,575	—	—	159,575
Accrued interest payable (1)	1,112	1,112	1,112	—	—
(1) The financial instrument is carried at cost at December 31, 2020, which approximate the fair value of the instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments at June 30, 2021 is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculation of the above tables.

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

As of January 1, 2021, the Company had a total of 841,275 stock options outstanding. During the period ended June 30, 2021, the Company issued 234,500 stock options with a strike price of $24.23 to a group of employees. The options granted in 2021 all expire ten years from the grant date. Of the 234,500 grants awarded in 2021, 156,500 of the options vest in three years while the 78,000 remaining options vest in five years.

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
March 9, 2021	156,500	—	156,500	$24.23	3 years	10 years
March 9, 2021	78,000	—	78,000	$24.23	5 years	10 years
March 11, 2020	119,300	—	119,300	$25.31	3 years	10 years
March 11, 2020	119,200	—	119,200	25.31	5 years	10 years
March 15, 2019	120,900	(5,700)	115,200	28.01	3 years	10 years
March 15, 2019	119,100	(5,550)	113,550	28.01	5 years	10 years
August 24, 2018	75,300	(5,250)	70,050	30.67	3 years	10 years
August 24, 2018	149,250	(10,650)	138,600	30.67	5 years	10 years
January 5, 2018	18,750	—	18,750	30.07	3 years	10 years
January 5, 2018	18,750	—	18,750	30.07	5 years	10 years
March 24, 2017	69,375	(9,000)	60,375	29.47	3 years	10 years
March 24, 2017	35,625	(2,250)	33,375	29.47	5 years	10 years
August 27, 2015	58,125	(24,000)	34,125	28.02	5 years	10 years

A summary of stock option activity is presented below:

	June 30, 2021		June 30, 2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	841,275	$28.17	625,800	$29.29
Granted	234,500	24.23	238,500	25.34
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	1,075,775	$27.31	864,300	$28.20

Exercisable, end of period	113,250	$29.13	62,625	$29.47

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

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense related to stock options was $307,000 and $527,000 for the three and six months ended June 30, 2021 compared to $238,000 and $436,000 for the same periods of 2020. As of June 30, 2021, a total of 113,250 stock options were exercisable and the weighted average years to expiration of all options was 7.44 years. Total unrecognized compensation cost for non-vested options was $2,492,000 and will be recognized over their weighted average remaining vesting period of 1.26 years.

Note 13.  Leases

The following table shows finance lease right of use assets and finance lease liabilities as of:

(In Thousands)	Statement of Financial Condition classification	June 30, 2021	December 31, 2020
Finance lease right of use assets	Premises and equipment, net	$7,650	$5,257
Finance lease liabilities	Long-term borrowings	8,051	5,475

The following table shows the components of finance and operating lease expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020

Finance Lease Cost:
Amortization of right-of-use asset	$107	$50	$259	$100
Interest expense	62	53	133	106
Operating lease cost	74	76	150	167
Variable lease cost	—	—	—	—
Total Lease Cost	$243	$179	$542	$373

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(In Thousands)	Operating	Finance
2021	$142	$209
2022	290	420
2023	265	421
2024	255	427
2025	257	929
2026 and thereafter	2,829	9,664
Total undiscounted cash flows	4,038	12,070
Discount on cash flows	(1,046)	(4,019)
Total lease liability	$2,992	$8,051

The following table shows the weighted average remaining lease term and weighted average discount rate for both operating and finance leases outstanding as of June 30, 2021.

	Operating	Finance
Weighted-average term (years)	18.0	24.8
Weighted-average discount rate	3.52%	3.19%

Note 14.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

Note 15.  Subsequent Events

All events subsequent to the date of the consolidated financial statements through August 9, 2021, and for which U.S. GAAP requires adjustment or disclosure, have been adjusted or disclosed, including that the 2019 novel coronavirus (or COVID-19) has adversely affected, and may continue to adversely affect, economic activity globally, nationally, and locally.  In response to COVID-19, among other things, the Company has incurred loan rate modifications and payment deferrals of up to 180 days.  For further discussion, see COVID-19 Impact section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Summary Results

Net income for the three and six months ended June 30, 2021 was $3,588,000 compared to $3,760,000 for the same period of 2020. Results for the three and six months ended June 30, 2021 compared to 2020 were impacted by a decrease in after-tax securities gains of $45,000 (from a gain of $156,000 to a gain of $111,000) for the three month period and an increase in after-tax securities gains of $27,000 (from a gain of $178,000 to a gain of $205,000) for the six month period. Basic and diluted earnings per share for the three and six months ended June 30, 2021 were $0.51 and $1.00 compared to basic and diluted earnings per share of $0.53 and $0.97, respectively, for the corresponding period of 2020. Return on average assets and return on average equity were 0.76% and 8.70% for the three months ended June 30, 2021 compared to 0.85% and 9.59% for the corresponding period of 2020. Return on average assets and return on average equity were 0.75% and 8.69% for the six months ended June 30, 2021 compared to 0.79% and 8.75% for the corresponding period of 2020. Net income from core operations (“core earnings”) was $3,477,000 and $6,824,000 for the three and six months ended June 30, 2021 compared to $3,604,000 and $6,655,000 for the corresponding period of 2020. Core basic and diluted earnings per share for the three and six months ended June 30, 2021 were $0.49 and $0.97 compared to $0.51 and $0.95 basic and diluted for the corresponding periods of 2020.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GAAP net income	$3,588	$3,760	$7,029	$6,833
Less: net securities gains, net of tax	111	156	205	178
Non-GAAP core earnings	$3,477	$3,604	$6,824	$6,655

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Return on average assets (ROA)	0.76%	0.85%	0.75%	0.79%
Less: net securities gains, net of tax	0.02%	0.04%	0.02%	0.02%
Non-GAAP core ROA	0.74%	0.81%	0.73%	0.77%

		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Return on average equity (ROE)		8.70%	9.59%	8.69%	8.75%
Less: net securities gains, net of tax		0.27%	0.40%	0.25%	0.23%
Non-GAAP core ROE	.	8.43%	9.19%	8.44%	8.52%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings per share (EPS)	$0.51	$0.53	$1.00	$0.97
Less: net securities gains, net of tax	0.02	0.02	0.03	0.02
Non-GAAP core operating EPS	$0.49	$0.51	$0.97	$0.95

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Diluted EPS	$0.51	$0.53	$1.00	$0.97
Less: net securities gains, net of tax	0.02	0.02	0.03	0.02
Non-GAAP diluted core EPS	$0.49	$0.51	$0.97	$0.95

Interest and Dividend Income

Interest and dividend income for the three and six months ended June 30, 2021 decreased to $14,406,000 and $29,001,000, respectively, compared to $16,044,000 and $32,205,000 for the same periods of 2020 as the interest rate environment remains at a level below historical levels. Loan portfolio income decreased due to a decrease in average rate paid on loans and a decrease in the average loan portfolio balance. Investment securities and dividend income decreased as the increase in the average portfolio balance was more than offset by a decrease in the average rate earned on the portfolio. The increase in dividend and other interest income is due to an increase in the amount of dividends received on restricted investment in bank stock held.

Interest and dividend income composition for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended
	June 30, 2021		June 30, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$13,099	90.93%	$14,666	91.41%	$(1,567)	(10.68)%
Investment securities:
Taxable	838	5.82	1,023	6.38	(185)	(18.08)
Tax-exempt	164	1.14	169	1.05	(5)	(2.96)
Dividend and other interest income	305	2.11	186	1.16	119	63.98
Total interest and dividend income	$14,406	100.00%	$16,044	100.00%	$(1,638)	(10.21)%

	Six Months Ended
	June 30, 2021		June 30, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$26,444	91.18%	$29,323	91.05%	$(2,879)	(9.82)%
Investment securities:
Taxable	1,657	5.71	2,033	6.31	(376)	(18.49)
Tax-exempt	335	1.16	314	0.98	21	6.69
Dividend and other interest income	565	1.95	535	1.66	30	5.61
Total interest and dividend income	$29,001	100.00%	$32,205	100.00%	$(3,204)	(9.95)%

Interest Expense

Interest expense for the three and six months ended June 30, 2021 decreased $1,483,000 and $2,958,000, respectively, compared to the same periods of 2020. Since March 31, 2020, interest-bearing deposit rates have been significantly reduced due to the economic impact of COVID-19 and an increased level of excess balance sheet liquidity. The decrease in deposit rates was offset in part by a significant increase in average interest-bearing demand deposits. Growth in the deposit portfolio has allowed for a decrease in short and long-term borrowings resulting in decreased expense levels for the three and six month periods.

Interest expense composition for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended
	June 30, 2021		June 30, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,489	64.43%	$2,802	73.85%	$(1,313)	(46.86)%
Short-term borrowings	2	0.09	7	0.18	(5)	(71.43)
Long-term borrowings	820	35.48	985	25.97	(165)	(16.75)
Total interest expense	$2,311	100.00%	$3,794	100.00%	$(1,483)	(39.09)%

	Six Months Ended
	June 30, 2021		June 30, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$3,173	65.61%	$5,837	74.89%	$(2,664)	(45.64)%
Short-term borrowings	4	0.08	29	0.37	(25)	(86.21)
Long-term borrowings	1,659	34.31	1,928	24.74	(269)	(13.95)
Total interest expense	$4,836	100.00%	$7,794	100.00%	$(2,958)	(37.95)%

Net Interest Margin

The net interest margin for the three and six months ended June 30, 2021 was 2.78% and 2.83%, compared to 3.01% and 3.09% for the corresponding period of 2020. The decrease in the net interest margin was driven by a decrease in the yield of the loan portfolio of 47 and 39 basis points ("bps"), while the investment portfolio yield declined 50 and 62 bps, respectively, during the current low interest rate environment. Further compressing the net interest margin was the significant increase of interest-bearing deposits. These deposits carry a current yield of a few basis points as commercial customers have received PPP funding and retail customers have received stimulus funding. Rates paid on interest-bearing deposit liabilities decreased 54 and 56 bps as rates paid were decreased significantly during 2020 due to the economic impact of COVID-19 prolonging the low interest rate environment. These deposit rate decreases have partially offset the decline in earning asset yield.

The following is a schedule of average balances and associated yields for the three and six months ended June 30, 2021 and 2020:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$46,926	$334	2.85%	$44,916	$348	3.12%
All other loans	1,285,853	12,835	4.00%	1,294,745	14,391	4.47%
Total loans (2)	1,332,779	13,169	3.96%	1,339,661	14,739	4.43%

Federal funds sold	25,538	45	0.71%	—	—	—%

Taxable securities	148,415	1,051	2.87%	147,352	1,193	3.29%
Tax-exempt securities (3)	36,469	208	2.31%	28,280	213	3.06%
Total securities	184,884	1,259	2.76%	175,632	1,406	3.26%

Interest-bearing deposits	218,868	48	0.09%	144,948	16	0.04%

Total interest-earning assets	1,762,069	14,521	3.31%	1,660,241	16,161	3.92%

Other assets	128,402			116,750

Total assets	$1,890,471			$1,776,991

Liabilities and shareholders’ equity:
Savings	$225,625	28	0.05%	$190,243	67	0.14%
Super Now deposits	285,672	208	0.29%	251,691	409	0.65%
Money market deposits	309,749	256	0.33%	229,362	418	0.73%
Time deposits	256,345	997	1.56%	362,545	1,908	2.12%
Total interest-bearing deposits	1,077,391	1,489	0.55%	1,033,841	2,802	1.09%

Short-term borrowings	7,047	2	0.11%	11,174	7	0.83%
Long-term borrowings	141,076	820	2.33%	171,895	985	2.21%
Total borrowings	148,123	822	2.23%	183,069	992	2.12%

Total interest-bearing liabilities	1,225,514	2,311	0.76%	1,216,910	3,794	1.24%

Demand deposits	482,513			384,591
Other liabilities	17,384			18,583
Shareholders’ equity	165,060			156,907

Total liabilities and shareholders’ equity	$1,890,471			$1,776,991
Interest rate spread			2.55%			2.68%
Net interest income/margin		$12,210	2.78%		$12,367	3.01%

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$46,177	$684	2.99%	$48,346	$752	3.13%
All other loans	1,289,660	25,904	4.05%	1,299,893	28,729	4.44%
Total loans (2)	1,335,837	26,588	4.01%	1,348,239	29,481	4.40%

Federal funds sold	12,840	45	0.71%	—	—	—%

Taxable securities	146,740	2,083	2.88%	145,070	2,466	3.46%
Tax-exempt securities	36,420	424	2.36%	26,027	397	3.10%
Total securities	183,160	2,507	2.78%	171,097	2,863	3.40%

Interest-bearing deposits	207,495	94	0.09%	85,832	102	0.24%

Total interest-earning assets	1,739,332	29,234	3.39%	1,605,168	32,446	4.07%

Other assets	126,418			114,085

Total assets	$1,865,750			$1,719,253

Liabilities and shareholders’ equity:
Savings	$220,161	72	0.07%	$184,042	158	0.17%
Super Now deposits	287,444	475	0.33%	235,758	833	0.71%
Money market deposits	307,885	523	0.34%	220,035	895	0.82%
Time deposits	255,408	2,103	1.66%	370,902	3,951	2.14%
Total interest-bearing deposits	1,070,898	3,173	0.60%	1,010,737	5,837	1.16%

Short-term borrowings	6,368	4	0.13%	11,011	29	0.53%
Long-term borrowings	141,279	1,659	2.37%	166,024	1,928	2.34%
Total borrowings	147,647	1,663	2.27%	177,035	1,957	2.22%

Total interest-bearing liabilities	1,218,545	4,836	0.80%	1,187,772	7,794	1.32%

Demand deposits	464,237			355,704
Other liabilities	21,227			19,551
Shareholders’ equity	161,741			156,226

Total liabilities and shareholders’ equity	$1,865,750			$1,719,253
Interest rate spread			2.59%			2.75%
Net interest income/margin		$24,398	2.83%		$24,652	3.09%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Total interest income	$14,406	$16,044	$29,001	$32,205
Total interest expense	2,311	3,794	4,836	7,794
Net interest income	12,095	12,250	24,165	24,411
Tax equivalent adjustment	115	117	233	241
Net interest income (fully taxable equivalent)	$12,210	$12,367	$24,398	$24,652

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021 vs. 2020			2021 vs. 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$16	$(30)	$(14)	$(34)	$(34)	$(68)
All other loans	(95)	(1,461)	(1,556)	(232)	(2,593)	(2,825)
Federal funds sold	45	—	45	45	—	45
Taxable investment securities	9	(151)	(142)	29	(412)	(383)
Tax-exempt investment securities	55	(60)	(5)	137	(110)	27
Interest bearing deposits	9	23	32	161	(169)	(8)
Total interest-earning assets	39	(1,679)	(1,640)	106	(3,318)	(3,212)

Interest expense:
Savings deposits	10	(49)	(39)	24	(110)	(86)
Super Now deposits	49	(250)	(201)	154	(512)	(358)
Money market deposits	116	(278)	(162)	274	(646)	(372)
Time deposits	(479)	(432)	(911)	(1,074)	(774)	(1,848)
Short-term borrowings	(2)	(3)	(5)	(9)	(16)	(25)
Long-term borrowings	(206)	41	(165)	(293)	24	(269)
Total interest-bearing liabilities	(512)	(971)	(1,483)	(924)	(2,034)	(2,958)
Change in net interest income	$551	$(708)	$(157)	$1,030	$(1,284)	$(254)

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2021, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $13,803,000 at December 31, 2020 to $14,438,000 at June 30, 2021. The increase in the allowance for loan losses was primarily driven by the economic uncertainity caused by the COVID-19 pandemic. At June 30, 2021 and December 31, 2020, the allowance for loan losses to total loans was 1.08% and 1.03%, respectively.

The provision for loan losses totaled $350,000 and $865,000 for the three and six months ended June 30, 2021 and the amount for the corresponding 2020 periods was $645,000 and $1,395,000, respectively. The decrease in the provision for loan losses for the three and six months ended June 30, 2021 compared to the corresponding 2020 periods was the result of limited economic improvement, and a decrease in the loan portfolio, offset by continued economic uncertainty caused by COVID-19.

Nonperforming loans decreased to $7,931,000 at June 30, 2021 from $11,097,000 at June 30, 2020. The majority of nonperforming loans involve loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses. The ratio of nonperforming loans to total loans was 0.59% and 0.82% at June 30, 2021 and 2020, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 182.05% and 116.94% at June 30, 2021 and 2020, respectively. Internal loan review and analysis coupled with changes in the loan portfolio composition and the impact of the COVID-19 pandemic resulted in a provision for loan losses of $865,000 for the six months ended June 30, 2021.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
June 30, 2021	$529	$7,402	$7,931
March 31, 2021	607	8,665	9,272
December 31, 2020	1,212	9,122	10,334
September 30, 2020	791	9,762	10,553
June 30, 2020	1,279	9,818	11,097

Non-interest Income

Total non-interest income for the three and six months ended June 30, 2021 compared to the same periods in 2020 increased $288,000 and $465,000, respectively. Excluding net securities gains, non-interest income for the three and six months ended June 30, 2021 increased $344,000 and $429,000, respectively, compared to the same periods in 2020. Gain on sale of loans increased for the six month period as the low rate environment during the initial stages of the pandemic led to an increase in refinancing activity. Service charges increased for the three month period as the economy continued to reopen during the three months ended June 30, 2021. Service charges declined for the six month period as overdraft fee income has declined as a result of the impact of the COVID-19 pandemic. Brokerage commissions have fluctuated due to changes in the product mix and reduced consumer activity during the COVID-19 pandemic, while the further reopening of the economy during the three months ended June 30, 2021 has led to increased activity . The increase in debit card fees is a result of an increase in debit card usage. The fluctuation in other income results primarily from other fees associated with loans sold on the secondary market. Insurance commissions continue to increase as the insurance company continues to build a customer base.

Non-interest income composition for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended
	June 30, 2021		June 30, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$379	13.03%	$312	11.90%	$67	21.47%
Net debt securities gains, available for sale	137	4.71	186	7.10	(49)	26.34
Net equity securities gains	4	0.14	10	0.38	(6)	60.00
Net securities losses, trading	(1)	(0.03)	—	—	(1)	n/a
Bank-owned life insurance	162	5.57	144	5.49	18	12.50
Gain on sale of loans	670	23.03	1,028	39.22	(358)	(34.82)
Insurance commissions	150	5.16	92	3.51	58	63.04
Brokerage commissions	207	7.12	186	7.10	21	11.29
Debit card income	398	13.68	310	11.83	88	28.39
Other	803	27.59	353	13.47	450	127.48
Total non-interest income	$2,909	100.00%	$2,621	100.00%	$288	10.99%

	Six Months Ended
	June 30, 2021		June 30, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$762	13.80%	$861	17.02%	$(99)	(11.50)%
Net debt securities gains, available for sale	275	4.98	207	4.09	68	(32.85)
Net equity securities (losses) gains	(19)	(0.34)	30	0.59	(49)	163.33
Net securities gains (losses), trading	3	0.05	(14)	(0.28)	17	(121.43)
Bank-owned life insurance	335	6.07	336	6.64	(1)	(0.30)
Gain on sale of loans	1,578	28.57	1,472	29.10	106	7.20
Insurance commissions	307	5.56	219	4.33	88	40.18
Brokerage commissions	426	7.71	555	10.97	(129)	(23.24)
Debit card income	778	14.09	584	11.55	194	33.22
Other	1,078	19.51	808	15.99	270	33.42
Total non-interest income	$5,523	100.00%	$5,058	100.00%	$465	9.19%

Non-interest Expense

Total non-interest expense increased $637,000 and $478,000 for the three and six months ended June 30, 2021 compared to the same periods of 2020. The increase in salaries and employee benefits is attributable to a branch opening and the callback of employees who were in lay off status during a portion of the 2020 periods due to the COVID-19 pandemic. Furniture and equipment expenses in addition to occupancy expenses increased as maintenance costs have increased and an increase in the level of depreciation. Software amortization decreased as the number of vendors is being consolidated resulting in new licensing fee structures at a lower cost. Other expense decreased primarily from the change in expense associated with the defined benefit pension and a decrease in the amortization of the low income housing partnerships.

Non-interest expense composition for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended
	June 30, 2021		June 30, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$5,672	55.35%	$5,230	54.42%	$442	8.45%
Occupancy	717	7.00	626	6.51	91	14.54
Furniture and equipment	971	9.48	828	8.62	143	17.27
Software amortization	208	2.03	236	2.46	(28)	(11.86)
Pennsylvania shares tax	372	3.63	323	3.36	49	15.17
Professional fees	684	6.67	658	6.85	26	3.95
Federal Deposit Insurance Corporation deposit insurance	264	2.58	185	1.92	79	42.70
Marketing	140	1.37	56	0.58	84	150.00
Intangible amortization	50	0.49	59	0.61	(9)	(15.25)
Other	1,170	11.40	1,410	14.67	(240)	(17.02)
Total non-interest expense	$10,248	100.00%	$9,611	100.00%	$637	6.63%

	Six Months Ended
	June 30, 2021		June 30, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$11,270	55.79%	$10,897	55.26%	$373	3.42%
Occupancy	1,693	8.38	1,328	6.73	365	27.48
Furniture and equipment	1,780	8.81	1,688	8.56	92	5.45
Software amortization	406	2.01	486	2.46	(80)	(16.46)
Pennsylvania shares tax	724	3.58	608	3.08	116	19.08
Professional fees	1,267	6.27	1,280	6.49	(13)	(1.02)
Federal Deposit Insurance Corporation deposit insurance	485	2.40	379	1.92	106	27.97
Marketing	203	1.01	109	0.55	94	86.24
Intangible amortization	103	0.51	121	0.61	(18)	(14.88)
Other	2,268	11.24	2,825	14.34	(557)	(19.72)
Total non-interest expense	$20,199	100.00%	$19,721	100.00%	$478	2.42%

Provision for Income Taxes

Income taxes decreased $38,000 and increased $72,000 for the three and six months ended June 30, 2021 compared to the same period of 2020. The effective tax rate for the three and six months ended June 30, 2021 was 18.45% and 18.37% compared to 18.44% and 18.10% for the same periods of 2020. The Company currently is in a deferred tax asset position. Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $53,762,000 from $213,358,000 at December 31, 2020 to $267,120,000 at June 30, 2021, primarily as a result of the following activities during the six months ended June 30, 2021. The increase in fed funds sold of $40,000,000 comprised the majority of the change in cash and cash equivalents.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds being greater than loan originations, less $1,578,000 in realized gains, by $312,000 for the six months ended June 30, 2021.

Loans

Gross loans decreased $6,380,000 since December 31, 2020 due primarily to a decrease in both residential and commercial real estate mortgage and consumer installment categories in addition to a decrease in the consumer automobile loan segment of the portfolio. These decreases were partially offset by growth in commercial, financial and agricultural loans. The economic environment caused by the COVID-19 pandemic has negatively impacted loan demand; however, demand has seen an uptick during the second quarter of 2021.

The allocation of the loan portfolio, by category, as of June 30, 2021 and December 31, 2020 is presented below:

	June 30, 2021		December 31, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$183,259	13.70%	$164,743	12.25%	$18,516	11.24%
Real estate mortgage:
Residential	579,237	43.29	589,721	43.87	(10,484)	(1.78)%
Commercial	366,554	27.40	373,188	27.76	(6,634)	(1.78)%
Construction	45,275	3.38	39,309	2.92	5,966	15.18%
Consumer automobile loans	153,818	11.50	156,403	11.63	(2,585)	(1.65)%
Other consumer installment loans	9,518	0.71	19,940	1.48	(10,422)	(52.27)%
Net deferred loan fees and discounts	286	0.02	1,023	0.09	(737)	(72.04)%
Gross loans	$1,337,947	100.00%	$1,344,327	100.00%	$(6,380)	(0.47)%

The following table shows the amount of accrual and non-accrual TDRs at June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$813	$654	$1,467	$988	$862	$1,850
Real estate mortgage:
Residential	4,143	—	4,143	3,889	90	3,979
Commercial	2,126	4,124	6,250	2,107	4,423	6,530
	$7,082	$4,778	$11,860	$6,984	$5,375	$12,359

Investments

The fair value of the investment debt securities portfolio at June 30, 2021 increased $9,522,000 since December 31, 2020, while the amortized cost of the portfolio increased $10,318,000.  The increase in the investment portfolio amortized value occurred within the state and political segment of the portfolio. The mortgage-backed segment was reduced as bonds prepaid due to the low interest rate environment. The other debt segment of the investment portfolio is primarily corporate bonds and this segment increased as short term bonds were added to the portfolio. The municipal segment was increased as bonds with a final maturity of one to five years have been purchased. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 83.24% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has remained flat at $1,300,000 for June 30, 2021 and December 31, 2020 while the fair value decreased $19,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at June 30, 2021 follows:

	A- to AAA			B- to BBB+		Not Rated		Total
(In Thousands)	Amortized Cost		Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$1,779	7	$1,787	$—	$—	$—	$—	$1,779	$1,787
State and political securities	109,484		113,993	1,311	1,452	686	692	111,481	116,137
Other debt securities	27,421		27,788	9,031	9,040	16,900	17,031	53,352	53,859
Total debt securities AFS	$138,684		$143,568	$10,342	$10,492	$17,586	$17,723	$166,612	$171,783

Financing Activities

Deposits

Total deposits increased $69,253,000 from December 31, 2020 to June 30, 2021. The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios. Driving deposit growth was the receipt of PPP funding by commercial customers, stimulus funding by retail customers, and customers becoming more risk averse and seeking safety in a bank deposit. Emphasis during 2020 and 2021 has been on increasing the utilization of electronic (internet and mobile) deposit banking among our customers. Utilization of internet and mobile banking has increased since the start of 2020 due to these efforts coupled with a change in consumer behavior due to the business and travel restrictions caused by the COVID-19 pandemic.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2021		December 31, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$477,344	30.53%	$449,357	30.07%	$27,987	6.23%
NOW accounts	296,450	18.96	287,775	19.26	8,675	3.01
Money market deposits	301,405	19.28	283,742	18.99	17,663	6.23
Savings deposits	226,573	14.49	209,924	14.05	16,649	7.93
Time deposits	261,924	16.74	263,645	17.63	(1,721)	(0.65)
Total deposits	$1,563,696	100.00%	$1,494,443	100.00%	$69,253	4.63%

Borrowed Funds

Total borrowed funds decreased 6.39%, or $10,148,000, to $148,571,000 at June 30, 2021 compared to $158,719,000 at December 31, 2020. The decrease in long term borrowings occurred as a fixed rate borrowing matured. Securities sold under agreement to repurchase have increased as customers balances have increased.

	June 30, 2021		December 31, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
Securities sold under agreement to repurchase	$7,520	5.06%	$5,244	3.30%	$2,276	43.40%
Total short-term borrowings	7,520	5.06	5,244	3.30	2,276	43.40
Long-term borrowings:
Long-term FHLB borrowings	133,000	89.51	148,000	93.25	(15,000)	(10.14)
Long-term finance lease	8,051	5.42	5,475	3.45	2,576	47.05
Total long-term borrowings	141,051	94.94	153,475	96.70	(12,424)	(8.10)
Total borrowed funds	$148,571	100.00%	$158,719	100.00%	$(10,148)	(6.39)%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	June 30, 2021	December 31, 2020
Investment debt securities pledged, fair value	$11,387	$11,672
Repurchase agreements	7,520	5,244

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

The Company's capital ratios as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$151,233	10.815%	$147,887	11.267%
For Capital Adequacy Purposes	62,926	4.500	59,066	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	97,885	7.000	91,880	7.000
To Be Well Capitalized	90,894	6.500	85,317	6.500
Total Capital (to Risk-weighted Assets)
Actual	$159,864	11.432%	$159,490	12.151%
For Capital Adequacy Purposes	111,871	8.000	105,005	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	146,831	10.500	137,820	10.500
To Be Well Capitalized	139,839	10.000	131,257	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$151,233	10.815%	$147,887	11.267%
For Capital Adequacy Purposes	83,902	6.000	78,754	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	118,861	8.500	111,568	8.500
To Be Well Capitalized	111,869	8.000	105,005	8.000
Tier I Capital (to Average Assets)
Actual	$151,233	8.201%	$147,887	8.436%
For Capital Adequacy Purposes	73,763	4.000	70,122	4.000
To Be Well Capitalized	92,204	5.000	87,652	5.000

Jersey Shore State Bank's capital ratios as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$105,870	10.278%	$103,812	10.906%
For Capital Adequacy Purposes	46,353	4.500	42,835	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	72,104	7.000	66,632	7.000
To Be Well Capitalized	66,954	6.500	61,872	6.500
Total Capital (to Risk-weighted Assets)
Actual	$109,935	10.672%	$112,862	11.857%
For Capital Adequacy Purposes	82,410	8.000	76,149	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	108,163	10.500	99,945	10.500
To Be Well Capitalized	103,013	10.000	95,186	10.000
Tier I Capital (to Risk-weighted Assets)	-		-
Actual	$105,870	10.278%	$103,812	10.906%
For Capital Adequacy Purposes	61,804	6.000	57,113	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	87,555	8.500	80,910	8.500
To Be Well Capitalized	82,405	8.000	76,150	8.000
Tier I Capital (to Average Assets)
Actual	$105,870	8.138%	$103,812	8.062%
For Capital Adequacy Purposes	52,037	4.000	51,507	4.000
To Be Well Capitalized	65,047	5.000	64,384	5.000

Luzerne Bank's capital ratios as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$41,694	11.351%	$40,206	11.156%
For Capital Adequacy Purposes	16,529	4.500	16,218	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	25,712	7.000	25,228	7.000
To Be Well Capitalized	23,876	6.500	23,426	6.500
Total Capital (to Risk-weighted Assets)
Actual	$46,260	12.594%	$42,759	11.865%
For Capital Adequacy Purposes	29,385	8.000	28,830	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	38,568	10.500	37,840	10.500
To Be Well Capitalized	36,732	10.000	36,038	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$41,694	11.351%	$40,206	11.156%
For Capital Adequacy Purposes	22,039	6.000	21,624	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	31,222	8.500	30,634	8.500
To Be Well Capitalized	29,385	8.000	28,832	8.000
Tier I Capital (to Average Assets)
Actual	$41,694	7.419%	$40,206	7.860%
For Capital Adequacy Purposes	22,480	4.000	20,461	4.000
To Be Well Capitalized	28,099	5.000	25,576	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited at June 30, 2021:

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $570,821,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $57,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $133,000,000 as of June 30, 2021.

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

The following is a rate shock forecast for the twelve month period ending June 30, 2022 assuming a static balance sheet as of June 30, 2021.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$44,527	$47,465	$50,946	$55,726	$60,388	$64,677	$68,866
Change from static	(6,419)	(3,481)	—	4,780	9,442	13,731	17,920
Percent change from static	-12.60%	-6.83%	—	9.38%	18.53%	26.95%	35.17%

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

Paycheck Protection Program

The Company participated in the Paycheck Protection Program ('PPP"). Loans retained by the bank through this program total $21,600,000 in loans with over 400 loan applications processed.
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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

Certain risk factors are set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended June 30, 2021.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1 - April 30, 2021)	—	—	—	353,000
Month #2 (May 1 - May 31, 2021)	—	—	—	353,000
Month #3 (June 1 - June 30, 2021)	—	—	—	353,000

Item 3.                           Defaults Upon Senior Securities

None.

Item 4.                           Mine Safety Disclosures

Not applicable.

Item 5.                           Other Information

None.

Item 6.                           Exhibits

3(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2019).
3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2021 and December 31, 2020; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2021 and 2020; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iv) the Consolidated Statement of Shareholders’ Equity for the three and six months ended June 30, 2021 and 2020; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2021 and 2020 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	August 9, 2021	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2021	/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit 3(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2019).
Exhibit 3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).
Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer
Exhibit 101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2021 and December 31, 2020; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2021 and 2020; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iv) the Consolidated Statement of Shareholders’ Equity for the three and six months ended June 30, 2021 and 2020; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2021 and 2020 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.