Form 10-Q
period 2021-09-30
PENNS WOODS BANCORP INC
filed 2021-11-09
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2021.

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
On November 1, 2021 there were 7,069,518 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
(In Thousands, Except Share Data)	2021	2020
ASSETS:
Noninterest-bearing balances	$35,523	$31,821
Interest-bearing balances in other financial institutions	206,124	181,537
Federal funds sold	40,000	—
Total cash and cash equivalents	281,647	213,358

Investment debt securities, available for sale, at fair value	166,760	162,261
Investment equity securities, at fair value	1,263	1,288
Investment securities, trading	40	40
Restricted investment in bank stock, at fair value	14,649	15,377
Loans held for sale	3,246	5,239
Loans	1,347,225	1,344,327
Allowance for loan losses	(14,557)	(13,803)
Loans, net	1,332,668	1,330,524
Premises and equipment, net	34,434	32,702
Accrued interest receivable	8,529	8,394
Bank-owned life insurance	33,836	33,638
Investment in limited partnerships	5,014	3,944
Goodwill	17,104	17,104
Intangibles	524	671
Operating lease right-of-use asset	2,899	3,136
Deferred tax asset	4,049	2,526
Other assets	4,129	4,441
TOTAL ASSETS	$1,910,791	$1,834,643

LIABILITIES:
Interest-bearing deposits	$1,111,144	$1,045,086
Noninterest-bearing deposits	481,875	449,357
Total deposits	1,593,019	1,494,443

Short-term borrowings	9,404	5,244
Long-term borrowings	126,007	153,475
Accrued interest payable	828	1,112
Operating lease liability	2,947	3,175
Other liabilities	10,105	13,048
TOTAL LIABILITIES	1,742,310	1,670,497

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value 5.55, 22,500,000 shares authorized; 7,545,922 and 7,532,576 shares issued; 7,065,697 and 7,052,351 outstanding	41,921	41,847
Additional paid-in capital	53,508	52,523
Retained earnings	87,146	82,769
Accumulated other comprehensive loss:
Net unrealized gain on available for sale securities	3,504	4,714
Defined benefit plan	(5,486)	(5,596)
Treasury stock at cost, 480,225	(12,115)	(12,115)
TOTAL PENNS WOODS BANCORP, INC. SHAREHOLDERS' EQUITY	168,478	164,142
Non-controlling interest	3	4
TOTAL SHAREHOLDERS' EQUITY	168,481	164,146
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,910,791	$1,834,643
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$13,382	$14,080	$39,826	$43,403
Investment securities:
Taxable	834	925	2,491	2,958
Tax-exempt	160	170	495	484
Dividend and other interest income	338	212	903	747
TOTAL INTEREST AND DIVIDEND INCOME	14,714	15,387	43,715	47,592
INTEREST EXPENSE:
Deposits	1,308	2,569	4,481	8,406
Short-term borrowings	3	8	7	37
Long-term borrowings	771	965	2,430	2,893
TOTAL INTEREST EXPENSE	2,082	3,542	6,918	11,336
NET INTEREST INCOME	12,632	11,845	36,797	36,256
PROVISION FOR LOAN LOSSES	75	645	940	2,040
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,557	11,200	35,857	34,216
NON-INTEREST INCOME:
Service charges	456	388	1,218	1,249
Net debt securities gains, available for sale	48	1,013	323	1,220
Net equity securities (losses) gains	(6)	—	(25)	30
Net securities (losses) gains, trading	(2)	(2)	1	(16)
Bank-owned life insurance	279	156	614	492
Gain on sale of loans	456	1,449	2,034	2,921
Insurance commissions	129	101	436	320
Brokerage commissions	237	224	663	779
Debit card income	388	352	1,166	936
Other	966	354	2,044	1,162
TOTAL NON-INTEREST INCOME	2,951	4,035	8,474	9,093
NON-INTEREST EXPENSE:
Salaries and employee benefits	5,837	5,465	17,107	16,362
Occupancy	745	599	2,438	1,927
Furniture and equipment	883	837	2,663	2,525
Software amortization	226	257	632	743
Pennsylvania shares tax	373	340	1,097	948
Professional fees	615	608	1,882	1,888
Federal Deposit Insurance Corporation deposit insurance	220	271	705	650
Marketing	231	61	434	170
Intangible amortization	44	53	147	174
Other	1,273	1,216	3,541	4,041
TOTAL NON-INTEREST EXPENSE	10,447	9,707	30,646	29,428
INCOME BEFORE INCOME TAX PROVISION	5,061	5,528	13,685	13,881
INCOME TAX PROVISION	932	1,051	2,516	2,563
CONSOLIDATED NET INCOME	$4,129	$4,477	$11,169	$11,318
Less: Net income attributable to noncontrolling interest	4	5	15	13
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$4,125	$4,472	$11,154	$11,305
EARNINGS PER SHARE - BASIC	$0.58	$0.63	$1.58	$1.61
EARNINGS PER SHARE - DILUTED	$0.58	$0.63	$1.58	$1.61
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,063,994	7,045,336	7,059,625	7,042,578
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,063,994	7,045,336	7,059,625	7,042,578
DIVIDENDS DECLARED PER SHARE	$0.32	$0.32	$0.96	$0.96
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Net Income	$4,125	$4,472	$11,154	$11,305
Other comprehensive income (loss):
Change in unrealized (loss) gain on available for sale securities	(687)	1,324	(1,208)	3,733
Tax effect	145	(278)	254	(784)
Net realized gain on available for sale securities included in net income	(48)	(1,013)	(323)	(1,220)
Tax effect	9	213	67	256
Amortization of unrecognized pension gain	45	52	138	144
Tax effect	(8)	(11)	(28)	(30)
Total other comprehensive (loss) income	(544)	287	(1,100)	2,099
Comprehensive income	$3,581	$4,759	$10,054	$13,404

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, June 30, 2021	7,541,627	$41,897	$53,205	$85,281	$(1,438)	$(12,115)	$5	$166,835
Net income				4,125			4	4,129
Other comprehensive loss					(544)			(544)
Stock-based compensation			227					227
Dividends declared ($0.32 per share)				(2,260)				(2,260)
Common shares issued for employee stock purchase plan	889	5	15					20
Director Compensation Plan	3,406	19	61					80
Distributions to noncontrolling interest							(6)	(6)
Balance, September 30, 2021	7,545,922	$41,921	$53,508	$87,146	$(1,982)	$(12,115)	$3	$168,481

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, June 30, 2020	7,522,573	$41,792	$51,956	$78,910	$(965)	$(12,115)	$30	$159,608
Net income				4,472			5	4,477
Other comprehensive income					287			287
Stock-based compensation			239					239
Dividends declared ($0.32 per share)				(2,255)				(2,255)
Common shares issued for employee stock purchase plan	1,055	6	15					21
Director Compensation Plan	3,977	22	58					80
Distributions to noncontrolling interest							(28)	(28)
Balance, September 30, 2020	7,527,605	$41,820	$52,268	$81,127	$(678)	$(12,115)	$7	$162,429

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Nine months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2020	7,532,576	$41,847	$52,523	$82,769	$(882)	$(12,115)	$4	$164,146
Net income				11,154			15	11,169
Other comprehensive loss					(1,100)			(1,100)
Stock-based compensation			754					754
Dividends declared ($0.96 per share)				(6,777)				(6,777)
Common shares issued for employee stock purchase plan	2,873	16	49					65
Director Compensation Plan	10,473	58	182					240
Distributions to noncontrolling interest							(16)	(16)
Balance, September 30, 2021	7,545,922	$41,921	$53,508	$87,146	$(1,982)	$(12,115)	$3	$168,481

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2019	7,520,740	$41,782	$51,487	$76,583	$(2,777)	$(12,115)	$22	$154,982
Net income				11,305			13	11,318
Other comprehensive income					2,099			2,099
Stock-based compensation			675					675
Dividends declared ($0.96 per share)				(6,761)				(6,761)
Common shares issued for employee stock purchase plan	2,888	16	48					64
Director Compensation Plan	3,977	22	58					80
Distributions to noncontrolling interest							(28)	(28)
Balance, September 30, 2020	7,527,605	$41,820	$52,268	$81,127	$(678)	$(12,115)	$7	$162,429

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2021	2020
OPERATING ACTIVITIES:
Net Income	$11,169	$11,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,235	2,310
Gain on sale of premise and equipment	(18)	(14)
Amortization of intangible assets	147	174
Provision for loan losses	940	2,040
Stock based compensation	754	675
Accretion and amortization of investment security discounts and premiums	829	382
Net securities gains, available for sale	(323)	(1,220)
Originations of loans held for sale	(68,328)	(95,661)
Proceeds of loans held for sale	72,355	96,167
Gain on sale of loans	(2,034)	(2,921)
Net equity securities losses (gains)	25	(30)
Net securities (gains) losses, trading	(1)	16
Earnings on bank-owned life insurance	(614)	(492)
Increase in deferred tax asset	(1,201)	(599)
Other, net	(3,548)	2,756
Net cash provided by operating activities	12,387	14,901
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	13,689	37,252
Proceeds from calls and maturities of available for sale securities	15,898	567
Purchases of available for sale securities	(36,124)	(35,524)
Net (increase) decrease in loans	(3,167)	5,692
Acquisition of premises and equipment	(939)	(2,830)
Proceeds from the sale of premises and equipment	2	336
Proceeds from the sale of foreclosed assets	335	226
Purchase of bank-owned life insurance	(30)	(3,970)
Proceeds from bank-owned life insurance death benefit	453	248
Investment in limited partnership	(1,070)	(628)
Proceeds from redemption of regulatory stock	2,167	2,881
Purchases of regulatory stock	(1,439)	(4,359)
Net cash used for investing activities	(10,225)	(109)
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	66,058	68,303
Net increase in noninterest-bearing deposits	32,518	99,502
Proceeds from long-term borrowings	—	35,000
Repayment of long-term borrowings	(30,000)	(43,333)
Net increase in short-term borrowings	4,160	10,089
Finance lease principal payments	(121)	(53)
Dividends paid	(6,777)	(6,761)
Distributions to non-controlling interest	(16)	—
Issuance of common stock	305	144
Net cash provided by financing activities	66,127	162,891
NET INCREASE IN CASH AND CASH EQUIVALENTS	68,289	177,683
CASH AND CASH EQUIVALENTS, BEGINNING	213,358	48,589
CASH AND CASH EQUIVALENTS, ENDING	$281,647	$226,272

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$7,202	$11,516
Income taxes paid	3,175	2,375
Non-cash investing and financing activities:
Right-of-use lease assets obtained in exchange for lessee finance lease liabilities	2,653	—
Transfer of loans to foreclosed real estate	83	207
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries: Woods Investment Company, Inc., Woods Real Estate Development Company, Inc., Luzerne Bank, and Jersey Shore State Bank (Jersey Shore State Bank and Luzerne Bank are referred to together as the “Banks”) and Jersey Shore State Bank’s wholly-owned subsidiary, The M Group, Inc. D/B/A The Comprehensive Financial Group (“The M Group”).  The Company also owned a controlling interest in United Insurance Solutions, LLC, which on October 15, 2021 became a wholly owned subsidiary of the Company. All significant inter-company balances and transactions have been eliminated in the consolidation.

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

Note 2.  Accumulated Other Comprehensive Gain (Loss)

The changes in accumulated other comprehensive gain (loss) by component shown net of tax and parenthesis indicating debits, as of September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(In Thousands)	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$4,085	$(5,523)	$(1,438)	$4,194	$(5,159)	$(965)
Other comprehensive (loss) gain before reclassifications	(542)	—	(542)	1,046	—	1,046
Amounts reclassified from accumulated other comprehensive (loss) gain	(39)	37	(2)	(800)	41	(759)
Net current-period other comprehensive (loss) income	(581)	37	(544)	246	41	287
Ending balance	$3,504	$(5,486)	$(1,982)	$4,440	$(5,118)	$(678)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$4,714	$(5,596)	$(882)	$2,455	$(5,232)	$(2,777)
Other comprehensive gain (loss) before reclassifications	(954)	—	(954)	2,949	—	2,949
Amounts reclassified from accumulated other comprehensive (loss) gain	(256)	110	(146)	(964)	114	(850)
Net current-period other comprehensive (loss) income	(1,210)	110	(1,100)	1,985	114	2,099
Ending balance	$3,504	$(5,486)	$(1,982)	$4,440	$(5,118)	$(678)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of September 30, 2021 and 2020 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net unrealized gain on available for sale securities	$48	$1,013	Net debt securities gains, available for sale
Income tax effect	(9)	(213)	Income tax provision
Total reclassifications for the period	$39	$800

Net unrecognized pension costs	$(46)	$(52)	Other non-interest expense
Income tax effect	9	11	Income tax provision
Total reclassifications for the period	$(37)	$(41)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Net unrealized gain on available for sale securities	$323	$1,220	Net debt securities gains, available for sale
Income tax effect	(67)	(256)	Income tax provision
Total reclassifications for the period	$256	$964

Net unrecognized pension costs	$(139)	$(144)	Other non-interest expense
Income tax effect	29	30	Income tax provision
Total reclassifications for the period	$(110)	$(114)

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

In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, which codifies, as appropriate, the amended financial statement disclosure requirements in Regulation S-X Rules 13-01 and 13-02. The amendments were effective January 4, 2021. This Update did not have a significant impact on the Company’s financial statements.

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

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (SEC Update), to amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU was effective upon issuance and did not have a significant impact on the Company’s financial statements.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 1,045,475 stock options, with an average exercise price of $27.25, outstanding on September 30, 2021. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $23.70 being less than the exercise price of the options issued. There were a total of 864,300 stock options, with an average exercise price of $28.20 that were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $24.20 being less than the strike price for the period ending September 30, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average common shares issued	7,544,219	7,525,561	7,539,850	7,522,803
Weighted average treasury stock shares	(480,225)	(480,225)	(480,225)	(480,225)
Weighted average common shares outstanding - basic and diluted	7,063,994	7,045,336	7,059,625	7,042,578

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$1,765	$10	$—	$1,775
State and political securities	112,308	4,610	(444)	116,474
Other debt securities	48,251	727	(467)	48,511
Total debt securities	$162,324	$5,347	$(911)	$166,760

Investment equity securities:
Other equity securities	$1,300	$—	$(37)	$1,263

Trading:
Other equity securities	$50	$—	$(10)	$40

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$2,118	$23	$—	$2,141
State and political securities	102,690	5,382	(59)	108,013
Other debt securities	51,486	828	(207)	52,107
Total debt securities	$156,294	$6,233	$(266)	$162,261

Investment equity securities:
Other equity securities	$1,300	$10	$(22)	$1,288

Trading:
Other equity securities	$50	$—	$(10)	$40

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020.

	September 30, 2021
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
State and political securities	$29,367	$(431)	$888	$(13)	$30,255	$(444)
Other debt securities	10,107	(172)	2,766	(295)	12,873	(467)
Total debt securities	$39,474	$(603)	$3,654	$(308)	$43,128	$(911)

	December 31, 2020
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
State and political securities	$12,311	$(51)	$900	$(8)	$13,211	$(59)
Other debt securities	5,964	(74)	4,429	(133)	10,393	(207)
Total debt securities	$18,275	$(125)	$5,329	$(141)	$23,604	$(266)

At September 30, 2021, there were a total of 71 securities in a continuous unrealized loss position for less than twelve months and 7 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at September 30, 2021, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$11,076	$10,828
Due after one year to five years	76,785	78,108
Due after five years to ten years	69,469	72,703
Due after ten years	4,994	5,121
Total	$162,324	$166,760

Total gross proceeds from sales of debt securities available for sale for the nine months ended September 30, 2021 was $13,689,000, compared to $37,252,000 for the corresponding 2020 period.

The following table represents gross realized gains and losses from the sales of debt securities available for sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Available for sale (AFS):
Gross realized gains:
Mortgage-backed securities	$—	$—	$—	$83
State and political securities	1	839	1	943
Other debt securities	48	174	323	194
Total gross realized gains	$49	$1,013	$324	$1,220

Gross realized losses:
State and political securities	$1	$—	$1	$—
Other debt securities	—	—	—	—
Total gross realized losses	$1	$—	$1	$—

There were no impairment charges included in gross realized losses for the three and nine months ended September 30, 2021 and 2020, respectively.

Investment securities with a carrying value of approximately $121,299,000 and $111,247,000 at September 30, 2021 and December 31, 2020, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At September 30, 2021 and December 31, 2020, we had $1,263,000 and $1,288,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Net (losses) gains recognized in equity securities during the period	$(6)	$—	$(25)	$30
Less: Net gains realized on the sale of equity securities during the period	—	—	—	—
Unrealized (losses) gains recognized in equity securities held at reporting date	$(6)	$—	$(25)	$30

Net gains and losses on trading account securities are as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Net gains on sale transactions	$—	$—	$—	$—
Net mark-to-market (losses) gains	(2)	(2)	1	(16)
Net (loss) gain on trading account securities	$(2)	$(2)	$1	$(16)

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

The following table presents the related aging categories of loans, by segment, as of September 30, 2021 and December 31, 2020:

	September 30, 2021
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$179,079	$147	$—	$422	$179,648
Real estate mortgage:
Residential	584,765	1,709	511	940	587,925
Commercial	371,197	315	—	5,498	377,010
Construction	45,899	—	—	49	45,948
Consumer automobile loans	146,094	552	17	—	146,663
Other consumer installment loans	9,363	48	326	—	9,737
	1,336,397	$2,771	$854	$6,909	1,346,931
Net deferred loan fees and discounts	294				294
Allowance for loan losses	(14,557)				(14,557)
Loans, net	$1,322,134				$1,332,668

	December 31, 2020
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$163,583	$247	$48	$865	$164,743
Real estate mortgage:
Residential	580,292	6,386	983	2,060	589,721
Commercial	366,363	533	150	6,142	373,188
Construction	38,587	667	—	55	39,309
Consumer automobile loans	155,472	900	31	—	156,403
Other consumer installment loans	19,485	455	—	—	19,940
	1,323,782	$9,188	$1,212	$9,122	1,343,304
Net deferred loan fees and discounts	1,023				1,023
Allowance for loan losses	(13,803)				(13,803)
Loans, net	$1,311,002				$1,330,524

The following table presents interest income the Banks would have recorded if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$28	$—	$2	$14
Real estate mortgage:
Residential	6	—	14	2
Commercial	89	—	52	—
Construction	—	—	—	—
Consumer automobile loans	—	—	—	—
Other consumer installment loans	—	—	—	—
	$123	$—	$68	$16

	Nine Months Ended September 30,
	2021		2020
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$84	$—	$37	$14
Real estate mortgage:
Residential	22	—	27	2
Commercial	144	—	116	—
Construction	2	—	1	—
Consumer automobile loans	—	—	2	3
Other consumer installment loans	—	—	3	—
	$252	$—	$186	$19

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$1,265	$1,265	$—
Real estate mortgage:
Residential	4,003	4,003	—
Commercial	3,919	3,919	—
Construction	114	114	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	9,301	9,301	—
With an allowance recorded:
Commercial, financial, and agricultural	420	3,207	2
Real estate mortgage:
Residential	1,273	1,273	246
Commercial	6,366	6,366	902
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	20	20	20
	8,079	10,866	1,170
Total:
Commercial, financial, and agricultural	1,685	4,472	2
Real estate mortgage:
Residential	5,276	5,276	246
Commercial	10,285	10,285	902
Construction	114	114	—
Consumer automobile loans	—	—	—
Installment loans to individuals	20	20	20
	$17,380	$20,167	$1,170

	December 31, 2020
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$865	$3,652	$—
Real estate mortgage:
Residential	5,023	5,023	—
Commercial	6,354	6,354	—
Construction	124	124	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	12,366	15,153	—
With an allowance recorded:
Commercial, financial, and agricultural	—	—	—
Real estate mortgage:
Residential	1,294	1,294	224
Commercial	3,023	3,023	811
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	4,317	4,317	1,035
Total:
Commercial, financial, and agricultural	865	3,652	—
Real estate mortgage:
Residential	6,317	6,317	224
Commercial	9,377	9,377	811
Construction	124	124	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	$16,683	$19,470	$1,035

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021			2020
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$2,052	$13	$—	$1,543	$33	$14
Real estate mortgage:
Residential	5,218	53	—	5,117	63	2
Commercial	10,530	61	—	6,587	71	—
Construction	115	1	—	54	1	—
Consumer automobile	—	—	—	147	—	—
Other consumer installment loans	20	—	—	—	—	—
	$17,935	$128	$—	$13,448	$168	$16

	Nine Months Ended September 30,
	2021			2020
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,458	$43	$—	$1,849	$34	$14
Real estate mortgage:
Residential	5,650	151	—	5,535	177	2
Commercial	9,848	126	—	7,577	118	—
Construction	119	4	—	60	1	—
Consumer automobile	38	—	—	111	1	3
Other consumer installment loans	10	9	—	4	—	—
	$17,123	$333	$—	$15,136	$331	$19

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

There were five loan modifications considered to be TDRs completed during the nine months ended September 30, 2021, respectively. There were no loan modifications considered TDRs completed during the three and nine months ended September 30, 2020. Loan modifications that are considered TDRs completed during the three and nine months ended September 30, 2021 were as follows:

Three Months Ended September 30,
2021
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	—	$—	$—
Real estate mortgage:
Residential	—	—	—
Commercial	—	—	—
Construction	—	—	—
	—	$—	$—

	Nine Months Ended September 30,
	2021
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	1	$949	$949
Real estate mortgage:
Residential	2	865	865
Commercial	2	855	855
Construction	—	—	—
	5	$2,669	$2,669

There were two loan modifications considered to be TDRs made during the twelve months prior to September 30, 2021 that defaulted during the nine months ended September 30, 2021. The defaulted loan type and recorded investment at September 30, 2021 are as follows: two residential real estate loan with a recorded investment of $706,000. There were two loan modifications considered to be TDRs made during the twelve months previous to September 30, 2020 that defaulted during the nine months ended September 30, 2020. The defaulted loan types and recorded investments at September 30, 2020 are as follows: one commercial real estate loan with a recorded investment of $1,040,000, and one commercial and agricultural loans with a recorded investment of $640,000.

Troubled debt restructurings amounted to $12,612,000 and $12,359,000 as of September 30, 2021 and December 31, 2020, respectively.

The amount of foreclosed residential real estate held at September 30, 2021 and December 31, 2020, totaled $83,000 and $401,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2021 and December 31, 2020, totaled $193,000 and $629,154, respectively.

The Company began offering short-term loan modifications to provide relief to borrowers during the COVID-19 national emergency. The CARES Act along with a joint agency statement issued by federal and state banking agencies, provides that short-term modifications made in a good faith basis in response to COVID-19 who were current at the time the modification program is implemented do not need to be accounted for as TDRs. Loan modifications and payment deferrals have been at historical high levels as the impact of the pandemic continues. As of September 30, 2021, the loan modification/deferral program in place has generated deferrals of up to 180 days that have been granted on 1,371 loans with 14 loans remaining in their deferral period with an aggregate outstanding balance of $1,346,000. These loan modifications met applicable requirements to not be considered troubled debt restructurings. The Economic Aid to Hard-Hit Small Businesses, Non-profits and Venues Act (the “Economic Aid Act”) passed in December 2020 extended the CARES Act provisions permitting financial institutions to suspend TDR assessment and reporting requirements under generally accepted accounting principles until the earlier of 60 days after the date that the President terminates the COVID-19 national emergency or January 1, 2022. The number of customers seeking loan modifications or payment deferrals may increase as the effects of the pandemic continue.

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

The following table presents the credit quality categories identified above as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$176,189	$584,538	$360,033	$45,144	$146,663	$9,718	$1,322,285
Special Mention	442	240	6,160	686	—	—	7,528
Substandard	3,017	3,147	10,817	118	—	19	17,118
	$179,648	$587,925	$377,010	$45,948	$146,663	$9,737	$1,346,931

	December 31, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$162,694	$584,599	$355,616	$39,192	$156,403	$19,938	$1,318,442
Special Mention	180	556	7,973	—	—	—	8,709
Substandard	1,869	4,566	9,599	117	—	2	16,153
	$164,743	$589,721	$373,188	$39,309	$156,403	$19,940	$1,343,304

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

Activity in the allowance is presented for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,846	$4,619	$4,436	$212	$1,824	$44	$1,457	$14,438
Charge-offs	(10)	(29)	—	—	(12)	(116)	—	(167)
Recoveries	8	—	84	5	107	7	—	211
Provision	277	175	(500)	11	(226)	194	144	75
Ending Balance	$2,121	$4,765	$4,020	$228	$1,693	$129	$1,601	$14,557

	Three Months Ended September 30, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,953	$4,478	$3,335	$150	$2,214	$127	$720	$12,977
Charge-offs	—	(6)	—	—	(200)	(33)	—	(239)
Recoveries	9	1	—	—	10	26	—	46
Provision	17	(24)	(290)	20	(27)	135	814	645
Ending Balance	$1,979	$4,449	$3,045	$170	$1,997	$255	$1,534	$13,429

t	Nine Months Ended September 30, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,936	$4,460	$3,635	$134	$1,906	$261	$1,471	$13,803
Charge-offs	(45)	(172)	—	—	(235)	(173)	—	(625)
Recoveries	22	112	109	10	139	47	—	439
Provision	208	365	276	84	(117)	(6)	130	940
Ending Balance	$2,121	$4,765	$4,020	$228	$1,693	$129	$1,601	$14,557

	Nine Months Ended September 30, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,779	$4,306	$3,210	$118	$1,780	$278	$423	$11,894
Charge-offs	(22)	(174)	—	—	(289)	(215)	—	(700)
Recoveries	32	48	—	5	17	93	—	195
Provision	190	269	(165)	47	489	99	1,111	2,040
Ending Balance	$1,979	$4,449	$3,045	$170	$1,997	$255	$1,534	$13,429

The shift in allocation and the decrease in the loan provision is primarily due to changes in the credit metrics within the loan portfolio, several commercial loans with specific loan loss allocations being paid off, and the economic uncertainty caused by the COVID-19 pandemic including supply chain disruptions.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at September 30, 2021 and 2020:

	September 30,
	2021	2020
Owners of residential rental properties	18.84%	16.29%
Owners of commercial rental properties	14.03%	12.98%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2	$246	$902	$—	$—	$20	$—	$1,170
Collectively evaluated for impairment	2,119	4,519	3,118	228	1,693	109	1,601	13,387
Total ending allowance balance	$2,121	$4,765	$4,020	$228	$1,693	$129	$1,601	$14,557

Loans:
Individually evaluated for impairment	$1,685	$5,276	$10,285	$114	$—	$20		$17,380
Collectively evaluated for impairment	177,963	582,649	366,725	45,834	146,663	9,717		1,329,551
Total ending loans balance	$179,648	$587,925	$377,010	$45,948	$146,663	$9,737		$1,346,931

	December 31, 2020
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$224	$811	$—	$—	$—	$—	$1,035
Collectively evaluated for impairment	1,936	4,236	2,824	134	1,906	261	1,471	12,768
Total ending allowance balance	$1,936	$4,460	$3,635	$134	$1,906	$261	$1,471	$13,803

Loans:
Individually evaluated for impairment	$865	$6,317	$9,377	$124	$—	$—		$16,683
Collectively evaluated for impairment	163,878	583,404	363,811	39,185	156,403	19,940		1,326,621
Total ending loans balance	$164,743	$589,721	$373,188	$39,309	$156,403	$19,940		$1,343,304

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.

The following sets forth the components of the net periodic benefit/cost of the domestic non-contributory defined benefit plan for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Interest cost	$127	$161	$381	$481
Expected return on plan assets	(386)	(330)	(1,158)	(956)
Amortization of net loss	45	52	138	144
Net periodic benefit	$(214)	$(117)	$(639)	$(331)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2020, that it expected to contribute a minimum of $500,000 to its defined benefit plan in 2021.  As of September 30, 2021, there were contributions of $600,000 made to the plan with additional contributions of at least $100,000 anticipated during the remainder of 2021.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,500,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the nine months ended September 30, 2021 and 2020, there were 2,873 and 2,888 shares issued under the Plan, respectively.

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2021 and December 31, 2020:

(In Thousands)	September 30, 2021	December 31, 2020
Commitments to extend credit	$236,397	$198,512
Standby letters of credit	9,949	10,120
Credit exposure from the sale of assets with recourse	10,031	9,182
	$256,377	$217,814

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2021 and December 31, 2020, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2021
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$1,775	$—	$1,775
State and political securities	—	116,474	—	116,474
Other debt securities	—	48,511	—	48,511
Investment equity securities:
Other equity securities	1,263	—	—	1,263
Investment securities, trading:
Other equity securities	40	—	—	40

	December 31, 2020
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$2,141	$—	$2,141
State and political securities	—	108,013	—	108,013
Other debt securities	—	52,107	—	52,107
Investment equity securities:
Other equity securities	1,288	—	—	1,288
Investment securities, trading:
Other equity securities	40	—	—	40

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2021
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$16,210	$16,210
Other real estate owned	—	—	83	83

	December 31, 2020
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$15,648	$15,648
Other real estate owned	—	—	401	401

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$13,826	Discounted cash flow	Temporary reduction in payment amount	3% to (63)%	(7)%
	2,384	Appraisal of collateral (1)	Appraisal adjustments (1)	0% to (30)%	(15)%
Other real estate owned	$83	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2020
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$8,624	Discounted cash flow	Temporary reduction in payment amount	17% to (63)%	(18)%
	7,024	Appraisal of collateral (1)	Appraisal adjustments (1)	0% to (30)%	(8)%
Other real estate owned	$401	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at September 30, 2021 and December 31, 2020:

	Carrying	Fair	Fair Value Measurements at September 30, 2021
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$281,647	$281,647	$281,647	$—	$—
Restricted investment in bank stock (1)	14,649	14,649	14,649	—	—
Loans held for sale (1)	3,246	3,246	3,246	—	—
Loans, net	1,332,668	1,340,252	—	—	1,340,252
Bank-owned life insurance (1)	33,836	33,836	33,836	—	—
Accrued interest receivable (1)	8,529	8,529	8,529	—	—

Financial liabilities:
Interest-bearing deposits	$1,111,144	$1,114,193	$876,786	$—	$237,407
Noninterest-bearing deposits (1)	481,875	481,875	481,875	—	—
Short-term borrowings (1)	9,404	9,404	9,404	—	—
Long-term borrowings	126,007	129,392	—	—	129,392
Accrued interest payable (1)	828	828	828	—	—
(1) The financial instrument is carried at cost at September 30, 2021, which approximate the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2020
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Cash and cash equivalents (1)	$213,358	$213,358	$213,358	$—	$—
Restricted investment in bank stock (1)	15,377	15,377	15,377	—	—
Loans held for sale (1)	5,239	5,239	5,239	—	—
Loans, net	1,330,524	1,339,993	—	—	1,339,993
Bank-owned life insurance (1)	33,638	33,638	33,638	—	—
Accrued interest receivable (1)	8,394	8,394	8,394	—	—

Financial liabilities:
Interest-bearing deposits	$1,045,086	$1,048,281	$781,441	$—	$266,840
Noninterest-bearing deposits (1)	449,357	449,357	449,357	—	—
Short-term borrowings (1)	5,244	5,244	5,244	—	—
Long-term borrowings	153,475	159,575	—	—	159,575
Accrued interest payable (1)	1,112	1,112	1,112	—	—
(1) The financial instrument is carried at cost at December 31, 2020, which approximate the fair value of the instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments at September 30, 2021 is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculation of the above tables.

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

As of January 1, 2021, the Company had a total of 841,275 stock options outstanding. During the period ended September 30, 2021, the Company issued 234,500 stock options with a strike price of $24.23 to a group of employees. The options granted in 2021 all expire ten years from the grant date. Of the 234,500 grants awarded in 2021, 156,500 of the options vest in three years while the 78,000 remaining options vest in five years.

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
April 9, 2021	156,500	—	156,500	$24.23	3 years	10 years
April 9, 2021	78,000	—	78,000	24.23	5 years	10 years
March 11, 2020	119,300	—	119,300	25.31	3 years	10 years
March 11, 2020	119,200	—	119,200	25.31	5 years	10 years
March 15, 2019	120,900	(12,900)	108,000	28.01	3 years	10 years
March 15, 2019	119,100	(12,600)	106,500	28.01	5 years	10 years
August 24, 2018	75,300	(9,900)	65,400	30.67	3 years	10 years
August 24, 2018	149,250	(19,800)	129,450	30.67	5 years	10 years
January 5, 2018	18,750	—	18,750	30.07	3 years	10 years
January 5, 2018	18,750	—	18,750	30.07	5 years	10 years
March 24, 2017	69,375	(11,250)	58,125	29.47	3 years	10 years
March 24, 2017	35,625	(2,250)	33,375	29.47	5 years	10 years
August 27, 2015	58,125	(24,000)	34,125	28.02	5 years	10 years

A summary of stock option activity is presented below:

	September 30, 2021		September 30, 2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	841,275	$28.17	625,800	$29.29
Granted	234,500	24.23	238,500	25.34
Exercised	—	—	—	—
Forfeited	(30,300)	29.33	—	—
Expired	—	—	—	—
Outstanding, end of period	1,045,475	$27.25	864,300	$28.20

Exercisable, end of period	176,400	$29.70	97,875	$28.95

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

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense related to stock options was $227,000 and $754,000 for the three and nine months ended September 30, 2021 compared to $239,000 and $675,000 for the same periods of 2020. As of September 30, 2021, a total of 176,400 stock options were exercisable and the weighted average years to expiration of all options was 7.19 years. Total unrecognized compensation cost for non-vested options was $2,142,000 and will be recognized over their weighted average remaining vesting period of 1.17 years.

Note 13.  Leases

The following table shows finance lease right of use assets and finance lease liabilities as of:

(In Thousands)	Statement of Financial Condition classification	September 30, 2021	December 31, 2020
Finance lease right of use assets	Premises and equipment, net	$7,543	$5,257
Finance lease liabilities	Long-term borrowings	8,007	5,475

The following table shows the components of finance and operating lease expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020

Finance Lease Cost:
Amortization of right-of-use asset	$108	$50	$367	$150
Interest expense	62	53	195	159
Operating lease cost	73	76	223	243
Variable lease cost	—	—	—	—
Total Lease Cost	$243	$179	$785	$552

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(In Thousands)	Operating	Finance
2021	$71	$104
2022	290	420
2023	265	421
2024	255	427
2025	257	929
2026 and thereafter	2,829	9,664
Total undiscounted cash flows	3,967	11,965
Discount on cash flows	(1,020)	(3,958)
Total lease liability	$2,947	$8,007

The following table shows the weighted average remaining lease term and weighted average discount rate for both operating and finance leases outstanding as of September 30, 2021.

	Operating	Finance
Weighted-average term (years)	17.8	24.6
Weighted-average discount rate	3.52%	3.19%

Note 14.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

Note 15.  Subsequent Events

All events subsequent to the date of the consolidated financial statements through November 9, 2021, and for which U.S. GAAP requires adjustment or disclosure, have been adjusted or disclosed, including that the 2019 novel coronavirus (or COVID-19) has adversely affected, and may continue to adversely affect, economic activity globally, nationally, and locally.  In response to COVID-19, among other things, the Company has incurred loan rate modifications and payment deferrals of up to 180 days.  For further discussion, see COVID-19 Impact section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Summary Results

Net income for the three and nine months ended September 30, 2021 was $4,125,000 and $11,154,000 compared to $4,472,000 and $11,305,000 for the same periods of 2020. Results for the three and nine months ended September 30, 2021 compared to 2020 were impacted by a decrease in after-tax securities gains of $767,000 (from a gain of $799,000 to a gain of $32,000) for the three month period and a decrease in after-tax securities gains of $739,000 (from a gain of $975,000 to a gain of $236,000) for the nine month period. Basic and diluted earnings per share for the three and nine months ended September 30, 2021 were $0.58 and $1.58 compared to basic and diluted earnings per share of $0.63 and $1.61, respectively, for the corresponding periods of 2020. Return on average assets and return on average equity were 0.86% and 9.85% for the three months ended September 30, 2021 compared to 0.97% and 11.05% for the corresponding period of 2020. Return on average assets and return on average equity were 0.79% and 9.17% for the nine months ended September 30, 2021 compared to 0.85% and 9.57% for the corresponding period of 2020. Net income from core operations (“core earnings”) was $4,093,000 and $10,918,000 for the three and nine months ended September 30, 2021 compared to $3,673,000 and $10,330,000 for the corresponding periods of 2020. Core basic and diluted earnings per share for the three and nine months ended September 30, 2021 were $0.58 and $1.55 compared to $0.52 and $1.47 basic and diluted for the corresponding periods of 2020.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP net income	$4,125	$4,472	$11,154	$11,305
Less: net securities gains, net of tax	32	799	236	975
Non-GAAP core earnings	$4,093	$3,673	$10,918	$10,330

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Return on average assets (ROA)	0.86%	0.97%	0.79%	0.85%
Less: net securities gains, net of tax	—%	0.18%	0.02%	0.07%
Non-GAAP core ROA	0.86%	0.79%	0.77%	0.78%

		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Return on average equity (ROE)		9.85%	11.05%	9.17%	9.57%
Less: net securities gains, net of tax		0.07%	1.97%	0.19%	0.82%
Non-GAAP core ROE	.	9.78%	9.08%	8.98%	8.75%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings per share (EPS)	$0.58	$0.63	$1.58	$1.61
Less: net securities gains, net of tax	—	0.11	0.03	0.14
Non-GAAP core operating EPS	$0.58	$0.52	$1.55	$1.47

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Diluted EPS	$0.58	$0.63	$1.58	$1.61
Less: net securities gains, net of tax	—	0.11	0.03	0.14
Non-GAAP diluted core EPS	$0.58	$0.52	$1.55	$1.47

Interest and Dividend Income

Interest and dividend income for the three and nine months ended September 30, 2021 decreased to $14,714,000 and $43,715,000, respectively, compared to $15,387,000 and $47,592,000 for the same periods of 2020 as the interest rate environment remains at a level below historical levels. Loan portfolio income decreased due to a decrease in average rate paid on loans and a decrease in the average loan portfolio balance. Investment securities income decreased as the increase in the average portfolio balance was more than offset by a decrease in the average rate earned on the portfolio. The increase in dividend and other interest income is due to an increase in the amount of dividends received on restricted investment in bank stock held.

Interest and dividend income composition for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended
	September 30, 2021		September 30, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$13,382	90.95%	$14,080	91.51%	$(698)	(4.96)%
Investment securities:
Taxable	834	5.67	925	6.01	(91)	(9.84)
Tax-exempt	160	1.09	170	1.10	(10)	(5.88)
Dividend and other interest income	338	2.29	212	1.38	126	59.43
Total interest and dividend income	$14,714	100.00%	$15,387	100.00%	$(673)	(4.37)%

	Nine Months Ended
	September 30, 2021		September 30, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$39,826	91.10%	$43,403	91.20%	$(3,577)	(8.24)%
Investment securities:
Taxable	2,491	5.70	2,958	6.22	(467)	(15.79)
Tax-exempt	495	1.13	484	1.02	11	2.27
Dividend and other interest income	903	2.07	747	1.57	156	20.88
Total interest and dividend income	$43,715	100.00%	$47,592	100.01%	$(3,877)	(8.15)%

Interest Expense

Interest expense for the three and nine months ended September 30, 2021 decreased $1,460,000 and $4,418,000, respectively, compared to the same periods of 2020. Since March 31, 2020, interest-bearing deposit rates have been significantly reduced due to the economic impact of COVID-19 and an increased level of excess balance sheet liquidity. The decrease in deposit rates was offset in part by a significant increase in average interest-bearing demand deposits. Growth in the deposit portfolio has allowed for a decrease in average short and long-term borrowings resulting in decreased expense levels for the three and nine month periods.

Interest expense composition for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended
	September 30, 2021		September 30, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,308	62.83%	$2,569	72.53%	$(1,261)	(49.09)%
Short-term borrowings	3	0.14	8	0.23	(5)	(62.50)
Long-term borrowings	771	37.03	965	27.24	(194)	(20.10)
Total interest expense	$2,082	100.00%	$3,542	100.00%	$(1,460)	(41.22)%

	Nine Months Ended
	September 30, 2021		September 30, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$4,481	64.77%	$8,406	74.15%	$(3,925)	(46.69)%
Short-term borrowings	7	0.10	37	0.33	(30)	(81.08)
Long-term borrowings	2,430	35.13	2,893	25.52	(463)	(16.00)
Total interest expense	$6,918	100.00%	$11,336	100.00%	$(4,418)	(38.97)%

Net Interest Margin

The net interest margin for the three and nine months ended September 30, 2021 was 2.85% and 2.84%, compared to 2.76% and 2.97% for the corresponding periods of 2020. The decrease in the net interest margin for the nine month period was driven by a decrease in the yield of the loan portfolio of 19 and 32 basis points ("bps"), while the investment portfolio yield declined 51 and 59 bps, respectively, during the current low interest rate environment. Further compressing the net interest margin was the significant increase of interest-bearing deposits. These deposits carry a current yield of a few basis points as commercial customers have received PPP funding and retail customers have received stimulus funding. Rates paid on interest-bearing deposit liabilities decreased 48 and 53 bps as rates paid on interest-bearing deposits were decreased significantly during 2020 and 2021 due to the economic impact of COVID-19 prolonging the low interest rate environment. These deposit rate decreases have partially offset the decline in earning asset yield.

The following is a schedule of average balances and associated yields for the three and nine months ended September 30, 2021 and 2020:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$46,193	$307	2.64%	$42,047	$386	3.65%
All other loans	1,296,790	13,139	4.02%	1,313,474	13,775	4.17%
Total loans (2)	1,342,983	13,446	3.97%	1,355,521	14,161	4.16%

Federal funds sold	40,000	72	0.71%	—	—	—%

Taxable securities	150,308	1,022	2.76%	140,695	1,116	3.23%
Tax-exempt securities (3)	37,069	203	2.22%	30,587	216	2.87%
Total securities	187,377	1,225	2.65%	171,282	1,332	3.16%

Interest-bearing deposits	205,715	78	0.15%	203,817	21	0.04%

Total interest-earning assets	1,776,075	14,821	3.32%	1,730,620	15,514	3.57%

Other assets	132,820			121,901

Total assets	$1,908,895			$1,852,521

Liabilities and shareholders’ equity:
Savings	$228,255	22	0.04%	$199,420	51	0.10%
Super Now deposits	308,591	219	0.28%	273,190	489	0.71%
Money market deposits	306,177	238	0.31%	263,926	330	0.50%
Time deposits	248,649	829	1.32%	329,190	1,699	2.05%
Total interest-bearing deposits	1,091,672	1,308	0.48%	1,065,726	2,569	0.96%

Short-term borrowings	8,696	3	0.14%	17,517	8	0.18%
Long-term borrowings	133,536	771	2.29%	165,064	965	2.33%
Total borrowings	142,232	774	2.16%	182,581	973	2.12%

Total interest-bearing liabilities	1,233,904	2,082	0.67%	1,248,307	3,542	1.13%

Demand deposits	490,500			424,753
Other liabilities	17,027			17,644
Shareholders’ equity	167,464			161,817

Total liabilities and shareholders’ equity	$1,908,895			$1,852,521
Interest rate spread			2.65%			2.44%
Net interest income/margin		$12,739	2.85%		$11,972	2.76%

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$46,217	$991	2.87%	$46,476	$1,138	3.27%
All other loans	1,292,028	39,043	4.04%	1,304,207	42,504	4.35%
Total loans (2)	1,338,245	40,034	4.00%	1,350,683	43,642	4.32%

Federal funds sold	21,993	117	0.71%	—	—	—%

Taxable securities	147,942	3,105	2.84%	143,601	3,582	3.38%
Tax-exempt securities	36,638	627	2.31%	27,558	613	3.02%
Total securities	184,580	3,732	2.73%	171,159	4,195	3.32%

Interest-bearing deposits	206,895	172	0.11%	125,447	123	0.13%

Total interest-earning assets	1,751,713	44,055	3.37%	1,647,289	47,960	3.89%

Other assets	128,567			116,868

Total assets	$1,880,280			$1,764,157

Liabilities and shareholders’ equity:
Savings	$222,889	94	0.06%	$189,205	209	0.15%
Super Now deposits	294,570	694	0.31%	248,327	1,322	0.71%
Money market deposits	307,309	761	0.33%	234,772	1,225	0.70%
Time deposits	253,130	2,932	1.55%	356,897	5,650	2.11%
Total interest-bearing deposits	1,077,898	4,481	0.56%	1,029,201	8,406	1.09%

Short-term borrowings	7,152	7	0.13%	13,195	37	0.37%
Long-term borrowings	138,669	2,430	2.34%	165,702	2,893	2.33%
Total borrowings	145,821	2,437	2.23%	178,897	2,930	2.19%

Total interest-bearing liabilities	1,223,719	6,918	0.76%	1,208,098	11,336	1.25%

Demand deposits	473,088			378,889
Other liabilities	21,327			19,682
Shareholders’ equity	162,146			157,488

Total liabilities and shareholders’ equity	$1,880,280			$1,764,157
Interest rate spread			2.61%			2.64%
Net interest income/margin		$37,137	2.84%		$36,624	2.97%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Total interest income	$14,714	$15,387	$43,715	$47,592
Total interest expense	2,082	3,542	6,918	11,336
Net interest income	12,632	11,845	36,797	36,256
Tax equivalent adjustment	107	127	340	368
Net interest income (fully taxable equivalent)	$12,739	$11,972	$37,137	$36,624

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021 vs. 2020			2021 vs. 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume		Rate	Net
Interest income:
Tax-exempt loans	$35	$(114)	$(79)	$(6)		$(141)	$(147)
All other loans	(166)	(470)	(636)	(401)		(3,060)	(3,461)
Federal funds sold	72	—	72	117		—	117
Taxable investment securities	76	(170)	(94)	47		(524)	(477)
Tax-exempt investment securities	42	(55)	(13)	121		(107)	14
Interest bearing deposits	—	57	57	53		(4)	49
Total interest-earning assets	59	(752)	(693)	(69)		(3,836)	(3,905)

Interest expense:
Savings deposits	6	(35)	(29)	12		(127)	(115)
Super Now deposits	56	(326)	(270)	89		(717)	(628)
Money market deposits	47	(139)	(92)	147		(611)	(464)
Time deposits	(354)	(516)	(870)	(1,421)		(1,297)	(2,718)
Short-term borrowings	(3)	(2)	(5)	(12)	0	(18)	(30)
Long-term borrowings	(178)	(16)	(194)	(467)	0	4	(463)
Total interest-bearing liabilities	(426)	(1,034)	(1,460)	(1,652)		(2,766)	(4,418)
Change in net interest income	$485	$282	$767	$1,583		$(1,070)	$513

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2021, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $13,803,000 at December 31, 2020 to $14,557,000 at September 30, 2021. The increase in the allowance for loan losses was primarily driven by the economic uncertainity caused by the COVID-19 pandemic. At September 30, 2021 and December 31, 2020, the allowance for loan losses to total loans was 1.08% and 1.03%, respectively.

The provision for loan losses totaled $75,000 and $940,000 for the three and nine months ended September 30, 2021 and the amount for the corresponding 2020 periods was $645,000 and $2,040,000, respectively. The decrease in the provision for loan losses for the three and nine months ended September 30, 2021 compared to the corresponding 2020 periods was the result of economic improvement and a decrease in the loan portfolio, offset by continued economic uncertainty caused by COVID-19 and supply chain shortages.

Nonperforming loans decreased to $7,763,000 at September 30, 2021 from $10,553,000 at September 30, 2020 primarily due to a commercial loan relationship that was paid-off during the fourth quarter of 2020. The majority of nonperforming loans involve loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses. The ratio of nonperforming loans to total loans was 0.58% and 0.78% at September 30, 2021 and 2020, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 187.52% and 127.25% at September 30, 2021 and 2020, respectively. Internal loan review and analysis coupled with changes in the loan portfolio composition and the impact of the COVID-19 pandemic resulted in a provision for loan losses of $940,000 for the nine months ended September 30, 2021.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
September 30, 2021	$854	$6,909	$7,763
June 30, 2021	529	7,402	7,931
March 31, 2021	607	8,665	9,272
December 31, 2020	1,212	9,122	10,334
September 30, 2020	791	9,762	10,553

Non-interest Income

Total non-interest income for the three and nine months ended September 30, 2021 compared to the same periods in 2020 decreased $1,084,000 and $619,000, respectively. Excluding net securities gains, non-interest income for the three and nine months ended September 30, 2021 decreased $113,000 and increased $315,000, respectively, compared to the same periods in 2020. Gain on sale of loans decreased for the three and nine month periods as the product mix has caused the Company to increasingly act in a broker capacity with the fee income from broker activity included in other income. Service charges increased for the three month period as the economy continued to reopen during the three months ended September 30, 2021. Service charges declined for the nine month period as overdraft fee income has declined as a result of the impact of the COVID-19 pandemic. Brokerage commissions have fluctuated due to changes in the product mix and reduced consumer activity during the COVID-19 pandemic, while the further reopening of the economy during the three months ended September 30, 2021 has led to increased activity. The increase in debit card fees is a result of an increase in debit card usage. The fluctuation in other income results primarily from other fees associated with loans sold on the secondary market as the Company acted in a broker capacity. Insurance commissions continue to increase as the insurance company continues to build a customer base.

Non-interest income composition for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended
	September 30, 2021		September 30, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$456	15.45%	$388	9.62%	$68	17.53%
Net debt securities gains, available for sale	48	1.63	1,013	25.11	(965)	95.26
Net equity securities losses	(6)	(0.20)	—	—	(6)	n/a
Net securities losses, trading	(2)	(0.07)	(2)	(0.05)	—	—
Bank-owned life insurance	279	9.45	156	3.87	123	78.85
Gain on sale of loans	456	15.45	1,449	35.91	(993)	(68.53)
Insurance commissions	129	4.37	101	2.50	28	27.72
Brokerage commissions	237	8.03	224	5.55	13	5.80
Debit card income	388	13.15	352	8.72	36	10.23
Other	966	32.74	354	8.77	612	172.88
Total non-interest income	$2,951	100.00%	$4,035	100.00%	$(1,084)	(26.86)%

	Nine Months Ended
	September 30, 2021		September 30, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,218	14.37%	$1,249	13.74%	$(31)	(2.48)%
Net debt securities gains, available for sale	323	3.81	1,220	13.42	(897)	73.52
Net equity securities (losses) gains	(25)	(0.30)	30	0.33	(55)	183.33
Net securities gains (losses), trading	1	0.01	(16)	(0.18)	17	(106.25)
Bank-owned life insurance	614	7.25	492	5.41	122	24.80
Gain on sale of loans	2,034	24.00	2,921	32.12	(887)	(30.37)
Insurance commissions	436	5.15	320	3.52	116	36.25
Brokerage commissions	663	7.82	779	8.57	(116)	(14.89)
Debit card income	1,166	13.76	936	10.29	230	24.57
Other	2,044	24.13	1,162	12.78	882	75.90
Total non-interest income	$8,474	100.00%	$9,093	100.00%	$(619)	(6.81)%

Non-interest Expense

Total non-interest expense increased $740,000 and $1,218,000 for the three and nine months ended September 30, 2021 compared to the same periods of 2020. The increase in salaries and employee benefits is attributable to a branch opening and the callback of employees who were in lay off status during a portion of the 2020 periods due to the COVID-19 pandemic. Furniture and equipment expenses in addition to occupancy expenses increased as maintenance costs have increased and an increase in the level of depreciation. Software amortization decreased as the number of vendors is being consolidated resulting in new licensing fee structures at a lower cost. Other expense decreased for the nine month period primarily from the change in expense associated with the defined benefit pension and a decrease in the amortization of the low income housing partnerships. Marketing expense increased for the three and nine months ended September 30, 2021 compared to the same periods of 2020 as direct mail marketing significantly increased from 2020 levels when the COVID-19 pandemic limited economic activity and included government mandated economic restrictions.

Non-interest expense composition for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended
	September 30, 2021		September 30, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$5,837	55.87%	$5,465	56.30%	$372	6.81%
Occupancy	745	7.13	599	6.17	146	24.37
Furniture and equipment	883	8.45	837	8.62	46	5.50
Software amortization	226	2.16	257	2.65	(31)	(12.06)
Pennsylvania shares tax	373	3.57	340	3.50	33	9.71
Professional fees	615	5.89	608	6.26	7	1.15
Federal Deposit Insurance Corporation deposit insurance	220	2.11	271	2.79	(51)	(18.82)
Marketing	231	2.21	61	0.63	170	278.69
Intangible amortization	44	0.42	53	0.55	(9)	(16.98)
Other	1,273	12.19	1,216	12.53	57	4.69
Total non-interest expense	$10,447	100.00%	$9,707	100.00%	$740	7.62%

	Nine Months Ended
	September 30, 2021		September 30, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$17,107	55.82%	$16,362	55.60%	$745	4.55%
Occupancy	2,438	7.96	1,927	6.55	511	26.52
Furniture and equipment	2,663	8.69	2,525	8.58	138	5.47
Software amortization	632	2.06	743	2.52	(111)	(14.94)
Pennsylvania shares tax	1,097	3.58	948	3.22	149	15.72
Professional fees	1,882	6.14	1,888	6.42	(6)	(0.32)
Federal Deposit Insurance Corporation deposit insurance	705	2.30	650	2.21	55	8.46
Marketing	434	1.42	170	0.58	264	155.29
Intangible amortization	147	0.48	174	0.59	(27)	(15.52)
Other	3,541	11.55	4,041	13.73	(500)	(12.37)
Total non-interest expense	$30,646	100.00%	$29,428	100.00%	$1,218	4.14%

Provision for Income Taxes

Income taxes decreased $119,000 and $47,000 for the three and nine months ended September 30, 2021 compared to the same periods of 2020. The effective tax rate for the three and nine months ended September 30, 2021 was 18.42% and 18.39% compared to 19.01% and 18.46% for the same periods of 2020. The Company currently is in a deferred tax asset position. Management has reviewed the deferred tax asset and has determined that the asset will be utilized within the appropriate carry forward period and therefore does not require a valuation allowance.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $68,289,000 from $213,358,000 at December 31, 2020 to $281,647,000 at September 30, 2021, primarily as a result of the following activities during the nine months ended September 30, 2021. The increase in fed funds sold of $40,000,000 comprised the majority of the change in cash and cash equivalents.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds being greater than loan originations, less $2,034,000 in realized gains, by $1,993,000 for the nine months ended September 30, 2021.

Loans

Gross loans increased $2,898,000 since December 31, 2020 due primarily to an increase in both commercial, financial, and agricultural and construction real estate mortgage categories. Consumer automobile loans decreased as used car inventories declined due to factors such as COVID-19 and the associated supply chain disruption the virus has caused. The economic environment caused by the COVID-19 pandemic has negatively impacted loan demand; however, demand has seen an uptick during 2021.

The allocation of the loan portfolio, by category, as of September 30, 2021 and December 31, 2020 is presented below:

	September 30, 2021		December 31, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$179,648	13.33%	$164,743	12.25%	$14,905	9.05%
Real estate mortgage:
Residential	587,925	43.64	589,721	43.87	(1,796)	(0.30)%
Commercial	377,010	27.98	373,188	27.76	3,822	1.02%
Construction	45,948	3.41	39,309	2.92	6,639	16.89%
Consumer automobile loans	146,663	10.89	156,403	11.63	(9,740)	(6.23)%
Other consumer installment loans	9,737	0.72	19,940	1.48	(10,203)	(51.17)%
Net deferred loan fees and discounts	294	0.03	1,023	0.09	(729)	(71.26)%
Gross loans	$1,347,225	100.00%	$1,344,327	100.00%	$2,898	0.22%

The following table shows the amount of accrual and non-accrual TDRs at September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$320	$1,363	$1,683	$988	$862	$1,850
Real estate mortgage:
Residential	4,101	178	4,279	3,889	90	3,979
Commercial	2,595	4,055	6,650	2,107	4,423	6,530
	$7,016	$5,596	$12,612	$6,984	$5,375	$12,359

Investments

The fair value of the investment debt securities portfolio at September 30, 2021 increased $4,499,000 since December 31, 2020, while the amortized cost of the portfolio increased $6,030,000.  The increase in the investment portfolio amortized value occurred within the state and political segment of the portfolio. The mortgage-backed segment was reduced as bonds prepaid due to the low interest rate environment. The other debt segment of the investment portfolio is primarily corporate bonds and this segment decreased as bonds matured with limited reinvestment. The municipal segment was increased as bonds with a final maturity of one to five years have been purchased. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 84.41% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has remained flat at $1,300,000 for September 30, 2021 and December 31, 2020 while the fair value decreased $25,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at September 30, 2021 follows:

	A- to AAA			B- to BBB+		C- to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost		Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$1,765	7	$1,775	$—	$—	$—	$—	$—	$—	$1,765	$1,775
State and political securities	109,859		113,884	1,268	1,402	—	—	1,181	1,188	112,308	116,474
Other debt securities	25,399		25,613	6,001	6,131	2,000	1,720	14,851	15,047	48,251	48,511
Total debt securities AFS	$137,023		$141,272	$7,269	$7,533	$2,000	$1,720	$16,032	$16,235	$162,324	$166,760

Financing Activities

Deposits

Total deposits increased $98,576,000 from December 31, 2020 to September 30, 2021. The increase in core deposits (deposits less time deposits) has provided relationship driven funding for the loan and investment portfolios. Driving deposit growth was the receipt of PPP funding by commercial customers, stimulus funding by retail customers, and customers becoming more risk averse and seeking safety in a bank deposit. Emphasis during 2020 and 2021 has been on increasing the utilization of electronic (internet and mobile) deposit banking among our customers. Utilization of internet and mobile banking has increased since the start of 2020 due to these efforts coupled with a change in consumer behavior due to the business and travel restrictions caused by the COVID-19 pandemic.

Deposit balances and their changes for the periods being discussed follow:

	September 30, 2021		December 31, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$481,875	30.25%	$449,357	30.07%	$32,518	7.24%
NOW accounts	340,441	21.37	287,775	19.26	52,666	18.30
Money market deposits	305,156	19.16	283,742	18.99	21,414	7.55
Savings deposits	231,189	14.51	209,924	14.05	21,265	10.13
Time deposits	234,358	14.71	263,645	17.63	(29,287)	(11.11)
Total deposits	$1,593,019	100.00%	$1,494,443	100.00%	$98,576	6.60%

Borrowed Funds

Total borrowed funds decreased 14.69%, or $23,308,000, to $135,411,000 at September 30, 2021 compared to $158,719,000 at December 31, 2020. The decrease in long term borrowings occurred as fixed rate borrowings matured. Securities sold under agreement to repurchase have increased as customers balances have increased.

	September 30, 2021		December 31, 2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
Securities sold under agreement to repurchase	$9,404	6.94%	$5,244	3.30%	$4,160	79.33%
Total short-term borrowings	9,404	6.94	5,244	3.30	4,160	79.33
Long-term borrowings:
Long-term FHLB borrowings	118,000	87.13	148,000	93.25	(30,000)	(20.27)
Long-term finance lease	8,007	5.91	5,475	3.45	2,532	46.25
Total long-term borrowings	126,007	93.06	153,475	96.70	(27,468)	(17.90)
Total borrowed funds	$135,411	100.00%	$158,719	100.00%	$(23,308)	(14.69)%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	September 30, 2021	December 31, 2020
Investment debt securities pledged, fair value	$13,352	$11,672
Repurchase agreements	9,404	5,244

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

The Company's capital ratios as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021		December 31, 2020
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$153,469	10.882%	$147,887	11.267%
For Capital Adequacy Purposes	63,464	4.500	59,066	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	98,721	7.000	91,880	7.000
To Be Well Capitalized	91,670	6.500	85,317	6.500
Total Capital (to Risk-weighted Assets)
Actual	$162,757	11.541%	$159,490	12.151%
For Capital Adequacy Purposes	112,820	8.000	105,005	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	148,076	10.500	137,820	10.500
To Be Well Capitalized	141,025	10.000	131,257	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$153,469	10.882%	$147,887	11.267%
For Capital Adequacy Purposes	84,618	6.000	78,754	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	119,876	8.500	111,568	8.500
To Be Well Capitalized	112,824	8.000	105,005	8.000
Tier I Capital (to Average Assets)
Actual	$153,469	8.286%	$147,887	8.436%
For Capital Adequacy Purposes	74,086	4.000	70,122	4.000
To Be Well Capitalized	92,607	5.000	87,652	5.000

Jersey Shore State Bank's capital ratios as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021		December 31, 2020
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$108,508	10.487%	$103,812	10.906%
For Capital Adequacy Purposes	46,561	4.500	42,835	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	72,428	7.000	66,632	7.000
To Be Well Capitalized	67,255	6.500	61,872	6.500
Total Capital (to Risk-weighted Assets)
Actual	$113,468	10.967%	$112,862	11.857%
For Capital Adequacy Purposes	82,770	8.000	76,149	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	108,636	10.500	99,945	10.500
To Be Well Capitalized	103,463	10.000	95,186	10.000
Tier I Capital (to Risk-weighted Assets)	-		-
Actual	$108,508	10.487%	$103,812	10.906%
For Capital Adequacy Purposes	62,081	6.000	57,113	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	87,949	8.500	80,910	8.500
To Be Well Capitalized	82,775	8.000	76,150	8.000
Tier I Capital (to Average Assets)
Actual	$108,508	8.312%	$103,812	8.062%
For Capital Adequacy Purposes	52,218	4.000	51,507	4.000
To Be Well Capitalized	65,272	5.000	64,384	5.000

Luzerne Bank's capital ratios as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021		December 31, 2020
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$41,392	11.020%	$40,206	11.156%
For Capital Adequacy Purposes	16,902	4.500	16,218	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	26,293	7.000	25,228	7.000
To Be Well Capitalized	24,415	6.500	23,426	6.500
Total Capital (to Risk-weighted Assets)
Actual	$45,720	12.172%	$42,759	11.865%
For Capital Adequacy Purposes	30,049	8.000	28,830	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	39,440	10.500	37,840	10.500
To Be Well Capitalized	37,562	10.000	36,038	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$41,392	11.020%	$40,206	11.156%
For Capital Adequacy Purposes	22,536	6.000	21,624	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	31,927	8.500	30,634	8.500
To Be Well Capitalized	30,049	8.000	28,832	8.000
Tier I Capital (to Average Assets)
Actual	$41,392	7.198%	$40,206	7.860%
For Capital Adequacy Purposes	23,002	4.000	20,461	4.000
To Be Well Capitalized	28,752	5.000	25,576	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited at September 30, 2021:

1.            Net Loans to Total Assets, 85% maximum
2.              Net Loans to Total Deposits, 100% maximum
3.              Cumulative 90 day Maturity GAP %, +/- 15% maximum
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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $576,229,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $100,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $118,000,000 as of September 30, 2021.

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

The following is a rate shock forecast for the twelve month period ending September 30, 2022 assuming a static balance sheet as of September 30, 2021.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$45,065	$48,132	$51,811	$56,578	$61,243	$65,512	$69,649
Change from static	(6,746)	(3,679)	—	4,767	9,432	13,701	17,838
Percent change from static	-13.02%	-7.10%	—	9.20%	18.20%	26.44%	34.43%

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

Paycheck Protection Program

The Company participated in the Paycheck Protection Program ('PPP"). Loans retained by the bank through this program totaled $30,600,000 with $10,600,000 remaining on the balance sheet as of September 30, 2021.
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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

Certain risk factors are set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended September 30, 2021.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1 - July 31, 2021)	—	—	—	353,000
Month #2 (August 1 - August 31, 2021)	—	—	—	353,000
Month #3 (September 1 - September 30, 2021)	—	—	—	353,000

Item 3.                           Defaults Upon Senior Securities

None.

Item 4.                           Mine Safety Disclosures

Not applicable.

Item 5.                           Other Information

None.

Item 6.                           Exhibits

3(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2019).
3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2021 and December 31, 2020; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iv) the Consolidated Statement of Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 and 2020 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	November 9, 2021	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2021	/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit 3(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2019).
Exhibit 3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).
Exhibit 31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32(i)	Section 1350 Certification of Chief Executive Officer
Exhibit 32(ii)	Section 1350 Certification of Chief Financial Officer
Exhibit 101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2021 and December 31, 2020; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iv) the Consolidated Statement of Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2021 and 2020 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.