Form 10-K
period 2021-12-31
PENNS WOODS BANCORP INC
filed 2022-03-09
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
State the aggregate market value of the voting stock held by non-affiliates of the registrant $168,202,596 at June 30, 2020.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2022
Common Stock, $5.55 Par Value	7,074,044 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on April 27, 2021 are incorporated by reference in Part III hereof.

PART I
ITEM 1    BUSINESS

A. General Development of Business and History

On January 7, 1983, Penns Woods Bancorp, Inc. (the “Corporation”) was incorporated under the laws of the Commonwealth of Pennsylvania as a bank holding company. In connection with the organization of the Corporation, Jersey Shore State Bank ("JSSB"), a Pennsylvania state-chartered bank, became a wholly owned subsidiary of the Corporation.  On June 1, 2013, the Corporation acquired Luzerne Bank ("Luzerne") with Luzerne operating as a subsidiary of the Corporation (JSSB and Luzerne are collectively referred to as the "Banks"). The Corporation’s three other wholly-owned subsidiaries are Woods Real Estate Development Company, Inc., Woods Investment Company, Inc., and United Insurance Solutions, LLC. The Corporation’s business has consisted primarily of managing and supervising the Banks, and its principal source of income has been dividends paid by the Banks and Woods Investment Company, Inc.

The Banks are engaged in commercial and retail banking which includes the acceptance of time, savings, and demand deposits, the funding of commercial, consumer, and mortgage loans, and safe deposit services.  Utilizing a branch office network, ATMs, Internet, and telephone banking delivery channels, the Banks deliver their products and services to the communities they reside in.

In October 2000, JSSB acquired The M Group, Inc. D/B/A The Comprehensive Financial Group (“The M Group”). The M Group, which operates as a subsidiary of JSSB, offers insurance and securities brokerage services. Securities are offered by The M Group through Cetera Financial Group, a registered broker-dealer.

Neither the Corporation nor the Banks anticipate that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or their competitive position.  The Banks are not dependent on a single customer or a few customers, the loss of whom would have a material effect on the business of the Banks.

As of December 31, 2021, JSSB employed 247 persons, Luzerne employed 71 persons, and The M Group employed 4 persons in either a full-time or part-time capacity.  The Corporation does not have any employees.  The principal officers of the Banks also serve as officers of the Corporation.

Woods Investment Company, Inc., a Delaware holding company, maintains an investment portfolio that is managed for total return and to fund dividend payments by the Corporation.

Woods Real Estate Development Company, Inc. serves the Corporation through its acquisition and ownership of certain properties utilized by the Banks.

United Insurance Solutions, LLC offers property and casualty and auto insurance products within the Corporation's market footprint. The Corporation became the sole owner of United Insurance Solutions, LLC when it purchased the outstanding 20% minority interest on October 1, 2021.

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

During 2018, the FRB raised the threshold of its "small bank holding company" exemption to the application of consolidated capital requirements for qualifying small bank holding companies from $1 billion to $3 billion of consolidated assets. Consequently, qualifying bank holding companies having less than $3 billion of consolidated assets are not subject to the consolidated capital requirements unless otherwise directed by the FRB.

Under the Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in May 2018, federal banking agencies adopted the community bank leverage ratio (“CBLR”) framework available to depository institutions having less than $10 billion in total assets and meeting certain other qualifying criteria. The CBLR rules provide that qualifying community banking organizations that adopt the CBLR framework and that maintain a CBLR in excess of 9% will be considered to have met the generally applicable leverage and risk-based capital requirements under the banking agencies’ capital rules and the capital ratio requirements necessary to be considered “well capitalized.” The Corporation has not elected to use the CBLR framework at this time.

Dividends

Federal and state laws impose limitations on the payment of dividends by the Banks. The Pennsylvania Banking Code and the policies of the FDIC and the Department generally encourage the Banks to pay dividends from current net income and retained earnings. The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by the Banks to their accumulated net earnings.

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

Under the FDIC's risk-based assessment system, deposit insurance assessments are based on each insured institution's total assets less tangible equity, thereby basing deposit insurance assessments on an institution’s total liabilities, not only insured deposits. Small banks (generally, those with less than $10 billion in assets) are assigned an individual rate based on a formula using financial data and CAMELS (capital adequacy, asset quality, management, earnings, liquidity, and sensitivity) ratings. A bank’s assessment is calculated by multiplying its individual assessment rate by its assessment base (average consolidated total assets less average tangible equity), determined quarterly.

Federal Home Loan Bank System

The Banks are members of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2021, the Banks had $118,000,000 in FHLB advances.

As a member, the Banks are required to purchase and maintain stock in the FHLB. The amount of required stock varies based on the FHLB products utilized by the Banks and the amount of the products utilized.  At December 31, 2021, the Banks had $14,026,000 in stock of the FHLB, which was in compliance with this requirement.

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

DESCRIPTION OF THE BANKS

History and Business

JSSB was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly owned subsidiary of the Corporation on July 12, 1983. As of December 31, 2021, JSSB had total assets of $1,354,455,000; total shareholders’ equity of $112,101,000; and total deposits of $1,114,490,000. JSSB's deposits are insured by the FDIC for the maximum amount provided under current law.

Luzerne was acquired by the Corporation on June 1, 2013. As of December 31, 2021, Luzerne had total assets of $586,199,000; total shareholders’ equity of $56,707,000; and total deposits of $507,892,000. Luzerne's deposits are insured by the FDIC for the maximum amount provided under current law.

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

The Banks have a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors, excluding public entities that account for approximately 9% of total deposits.  Although the Banks have regular opportunities to bid on pools of funds of $100,000 or more in the hands of municipalities, hospitals, and others, it does not rely on these monies to fund loans or intermediate or longer-term investments.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

None.

ITEM 2    PROPERTIES

The Corporation owns or leases its properties.  Listed herewith are the locations of properties owned or leased as of December 31, 2021, in which the banking offices are located; all properties are in good condition and adequate for the Corporation's purposes:

Jersey Shore State Bank & Subsidiaries
Office	Address	Ownership
Main Street	115 South Main Street, PO Box 5098	Owned
Jersey Shore, PA 17740
Bridge Street	112 Bridge Street	Owned
Jersey Shore, PA 17740
DuBoistown	2675 Euclid Avenue	Owned
Williamsport, PA 17702
Williamsport	300 Market Street	Owned
P.O. Box 967
Williamsport, PA 17703-0967
Montgomery	9094 Rt. 405 Highway	Owned
Montgomery, PA 17752
Lock Haven	4 West Main Street	Owned
Lock Haven, PA 17745
Mill Hall	(Inside Wal-Mart), 173 Hogan Boulevard	Under Lease
Mill Hall, PA 17751
Centre Hall	2842 Earlystown Road	Land Under Lease
Centre Hall, PA 16828
Zion	100 Cobblestone Road	Owned
Bellefonte, PA 16823
State College	2050 North Atherton Street	Land Under Lease
State College, PA 16803
Montoursville	820 Broad Street	Owned
Montoursville, PA 17754
Danville	150 Continental Boulevard	Under Lease
Danville, PA 17821
Loyalsock	1720 East Third Street	Owned
Williamsport, PA 17701
Lewisburg	550 North Derr Drive	Owned
Lewisburg, PA 17837
Muncy-Hughesville	3081 Route 405 Highway	Owned
Muncy, PA 17756
Altoona	503 East Plank Road	Under Lease
Altoona, PA 16602
Bellefonte	835 East Bishop Street	Under Lease
Bellefone, PA 16823
The M Group, Inc.	1720 East Third Street	Owned
D/B/A The Comprehensive Financial Group	Williamsport, PA 17701

Luzerne Bank
Office	Address	Ownership
Dallas	509 Main Road	Owned
Memorial Highway
Dallas, PA 18612
Lake	Corners of Rt. 118 & 415	Owned
Dallas, PA 18612
Hazle Twp.	10 Dessen Drive	Owned
Hazle Twp., PA 18202
Luzerne	118 Main Street	Owned
Luzerne, PA 18709
Wilkes-Barre	67 Public Square	Under Lease
Wilkes-Barre, PA 18701
Conyngham Valley	669 State Route 93 STE 5	Under Lease
Sugarloaf, PA 18249
Pittston	285 South Main Street	Under Lease
Pittston, PA 18640
Forty Fort	1320 Wyoming Avenue	Under Lease
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

PART II

ITEM 5    MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed on the NASDAQ Global Select Market under the symbol “PWOD”.  The following table sets forth (1) the quarterly high and low closing sale prices for a share of the Corporation’s common stock during the periods indicated, and (2) quarterly dividends on a share of the common stock with respect to each quarter since January 1, 2019.

	Price Range		Dividends
	High	Low	Declared
2021
First quarter	$27.78	$20.55	$0.32
Second quarter	26.51	23.03	0.32
Third quarter	24.42	22.78	0.32
Fourth quarter	24.65	23.50	0.32
2020
First quarter	$35.36	$19.05	$0.32
Second quarter	27.75	20.01	0.32
Third quarter	22.83	19.61	0.32
Fourth quarter	27.30	19.61	0.32
2019
First quarter	$29.67	$23.23	$0.32
Second quarter	30.17	26.03	0.31
Third quarter	30.93	26.87	0.31
Fourth quarter	35.58	29.68	0.32

The Corporation has paid dividends since the effective date of its formation as a bank holding company.  It is the present intention of the Corporation’s board of directors to continue the dividend payment policy; however, further dividends must necessarily depend upon earnings, financial condition, appropriate legal restrictions, and other factors relevant at the time the board of directors of the Corporation considers dividend policy.  Cash available for dividend distributions to shareholders of the Corporation primarily comes from dividends paid by JSSB and Luzerne to the Corporation. Therefore, the restrictions on the Banks' dividend payments are directly applicable to the Corporation.  See also the information appearing in Note 19 to “Notes to Consolidated Financial Statements” for additional information related to dividend restrictions.

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

As of March 1, 2022, the Corporation had approximately 4,511 shareholders of record.

Following is a schedule of the shares of the Corporation’s common stock purchased by the Corporation during the fourth quarter of 2021.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1 - October 31, 2021)	—	$—	—	353,000
Month #2 (November 1 - November 30, 2021)	—	—	—	353,000
Month #3 (December 1 - December 31, 2021)	—	—	—	353,000

ITEM 6    SELECTED FINANCIAL DATA

The following table sets forth certain financial data for each of the years in the five-year period ended December 31, 2021:

(In Thousands, Except Per Share Data Amounts)	2021	2020	2019	2018	2017
Consolidated Statement of Income Data:
Interest income	$58,414	$62,638	$66,774	$58,746	$49,977
Interest expense	8,696	14,415	15,959	10,936	5,897
Net interest income	49,718	48,223	50,815	47,810	44,080
Provision for loan losses	640	2,625	2,735	1,735	730
Net interest income after provision for loan losses	49,078	45,598	48,080	46,075	43,350
Non-interest income	11,669	12,168	10,452	9,461	10,744
Non-interest expense	40,905	39,068	39,708	38,007	36,862
Income before income tax provision	19,842	18,698	18,824	17,529	17,232
Income tax provision	3,794	3,474	3,138	2,819	7,459
Consolidated net income	16,048	15,224	15,686	14,710	9,773
Earnings attributable to noncontrolling interest	15	18	14	6	—
Net income attributable to Penns Woods Bancorp, Inc.	$16,033	$15,206	$15,672	$14,704	$9,773

Consolidated Balance Sheet at End of Period:
Total assets	$1,940,809	$1,834,643	$1,665,323	$1,684,771	$1,474,492
Loans	1,392,147	1,344,327	1,355,544	1,384,757	1,246,614
Allowance for loan losses	(14,176)	(13,803)	(11,894)	(13,837)	(12,858)
Deposits	1,621,315	1,494,443	1,324,005	1,219,903	1,146,320
Long-term debt	125,963	153,475	161,920	138,942	70,970
Shareholders’ equity	172,274	164,142	154,960	143,536	138,192

Per Share Data:
Earnings per share - basic	$2.27	$2.16	$2.23	$2.09	$1.39
Earnings per share - diluted	2.27	2.16	2.20	2.09	1.39
Cash dividends declared	1.28	1.28	1.26	1.25	1.25
Book value	24.37	23.27	22.01	20.39	19.65
Number of shares outstanding, at end of period	7,070,047	7,052,351	7,040,515	7,037,322	7,033,784
Weighted average number of shares outstanding - basic	7,061,818	7,044,542	7,038,714	7,035,381	7,058,403
Weighted average number of shares outstanding - diluted	7,061,818	7,044,542	7,113,339	7,035,381	7,058,403

Selected Financial Ratios:
Return on average shareholders’ equity	9.93%	9.66%	10.54%	10.72%	6.91%
Return on average total assets	0.85%	0.85%	0.94%	0.94%	0.69%
Net interest margin	2.85%	2.94%	3.31%	3.31%	3.47%
Dividend payout ratio	56.39%	59.32%	56.27%	59.97%	90.42%
Average shareholders’ equity to average total assets	8.54%	8.85%	8.91%	8.77%	10.05%
Loans to deposits, at end of period	85.87%	89.96%	102.38%	113.51%	108.75%

ITEM 7    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 21%.  The tax equivalent adjustments to net interest income for 2021, 2020, and 2019 were $449,000, $476,000, and $489,000, respectively.

2021 vs. 2020

Reported net interest income increased $1,495,000 to $49,718,000 for the year ended December 31, 2021 compared to the year ended December 31, 2020, as the growth in the earning asset portfolio and decline in rate paid on interest-bearing liabilities more than offset a decrease in the yield on earning assets to 3.35% from 3.80%.  Total interest income decreased $4,224,000 or $4,251,000 on a tax equivalent basis, primarily from a decrease in the tax equivalent yield on the loan portfolio decreasing 28 basis points ("bp"). Tax equivalent interest income on the investment portfolio decreased $541,000 as the yield on the investment portfolio decreased 54 bp. The decrease in the yield on the earning asset portfolio was driven by the impact of the continued low interest rate environment resulting from the COVID-19 pandemic.

Interest expense decreased $5,719,000 to $8,696,000 for the year ended December 31, 2021 compared to 2020. The decrease in interest expense was driven by a 51 bp decrease in the average rate paid on interest-bearing deposits led by a 61 bp decrease in the average rate paid on time deposits. The decrease in the average rate paid on interest-bearing deposits was offset by an increase in the balance of the average interest-bearing deposit portfolio of $51,034,000 while the average balance of the time deposit portfolio decreased $94,554,300. Interest expense on total borrowings decreased $699,000 as the balance of average total borrowings decreased $32,644,000 due to FHLB long-term borrowings totaling $30,000,000 maturing during the year ended December 31, 2021. The decrease in the overall rate paid on interest-bearing liabilities is the result of the continued low interest rate environment.

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

	2021			2020			2019
(Dollars In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$46,312	$1,308	2.82%	$45,650	$1,441	3.16%	$66,435	$2,038	3.07%
All other loans (4)	1,299,321	52,199	4.02%	1,304,209	56,079	4.30%	1,309,806	58,774	4.49%
Total loans (2)	1,345,633	53,507	3.98%	1,349,859	57,520	4.26%	1,376,241	60,812	4.42%

Fed funds sold	28,395	202	0.71%	—	—	—%	—	—	—%

Taxable securities	148,066	4,083	2.80%	142,714	4,630	3.30%	134,935	5,306	3.99%
Tax-exempt securities (3)	36,993	829	2.27%	28,973	823	2.89%	25,702	835	3.29%
Total securities	185,059	4,912	2.69%	171,687	5,453	3.23%	160,637	6,141	3.88%

Interest-bearing deposits	201,273	242	0.12%	140,022	141	0.10%	21,161	310	2.00%

Total interest-earning assets	1,760,360	58,863	3.35%	1,661,568	63,114	3.80%	1,558,039	67,263	4.33%

Other assets	129,582			118,536			111,839

Total assets	$1,889,942			$1,780,104			$1,669,878

Liabilities and shareholders’ equity:
Savings	$225,637	116	0.05%	$193,568	256	0.13%	$169,832	216	0.13%
Super Now deposits	307,446	900	0.29%	254,177	1,755	0.69%	231,816	1,758	0.76%
Money market deposits	305,883	972	0.32%	245,633	1,529	0.62%	239,317	2,184	0.91%
Time deposits	244,341	3,557	1.46%	338,895	7,025	2.07%	345,635	7,285	2.11%
Total interest-bearing deposits	1,083,307	5,545	0.51%	1,032,273	10,565	1.02%	986,600	11,443	1.16%

Short-term borrowings	7,178	9	0.13%	12,660	43	0.34%	34,897	793	2.27%
Long-term borrowings	135,474	3,142	2.32%	162,636	3,807	2.34%	155,841	3,723	2.25%
Total borrowings	142,652	3,151	2.21%	175,296	3,850	2.20%	190,738	4,516	2.25%

Total interest-bearing liabilities	1,225,959	8,696	0.71%	1,207,569	14,415	1.19%	1,177,338	15,959	1.34%

Demand deposits	478,984			394,210			321,443
Other liabilities	23,568			20,858			22,379
Shareholders’ equity	161,431			157,467			148,718

Total liabilities and shareholders’ equity	$1,889,942			$1,780,104			$1,669,878
Interest rate spread			2.64%			2.61%			2.99%
Net interest income/margin		$50,167	2.85%		$48,699	2.94%		$51,304	3.31%

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
4.Fees on loans are included with interest on loans as follows: 2021 - $852,000; 2020 - $695,000; 2019 - $775,000.

Reconciliation of Taxable Equivalent Net Interest Income

(In Thousands)	2021	2020	2019
Total interest income	$58,414	$62,638	$66,774
Total interest expense	8,696	14,415	15,959
Net interest income	49,718	48,223	50,815
Tax equivalent adjustment	449	476	489
Net interest income (fully taxable equivalent)	$50,167	$48,699	$51,304

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

	Year Ended December 31,
	2021 vs. 2020			2020 vs. 2019
	Increase (Decrease) Due To			Increase (Decrease) Due To
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$2	$(135)	$(133)	$(600)	$3	$(597)
Loans	(211)	(3,669)	(3,880)	(248)	(2,447)	(2,695)
Fed funds sold	202	—	202	—	—	—
Taxable investment securities	32	(579)	(547)	62	(738)	(676)
Tax-exempt investment securities	104	(98)	6	46	(58)	(12)
Interest-bearing deposits	30	71	101	1,259	(1,428)	(169)
Total interest-earning assets	159	(4,410)	(4,251)	519	(4,668)	(4,149)

Interest expense:
Savings deposits	3	(143)	(140)	40	—	40
Super Now deposits	41	(896)	(855)	80	(83)	(3)
Money market deposits	58	(615)	(557)	3	(658)	(655)
Time deposits	(1,687)	(1,781)	(3,468)	(132)	(128)	(260)
Short-term borrowings	(14)	(20)	(34)	(321)	(429)	(750)
Long-term borrowings	(633)	(32)	(665)	44	40	84
Total interest-bearing liabilities	(2,232)	(3,487)	(5,719)	(286)	(1,258)	(1,544)
Change in net interest income	$2,391	$(923)	$1,468	$805	$(3,410)	$(2,605)

PROVISION FOR LOAN LOSSES

2021 vs. 2020

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2021, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance. The banking regulators could require additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $13,803,000 at December 31, 2020 to $14,176,000 at December 31, 2021.  At December 31, 2021, the allowance for loan losses was 1.02% of total loans compared to 1.03% of total loans at December 31, 2020.

The provision for loan losses totaled $640,000 for the year ended December 31, 2021 compared to $2,625,000 for the year ended December 31, 2020.  The decrease in the provision was appropriate when considering the economic impact of the COVID-19 pandemic, reduction in non-performing loans, and level of net charge-offs during 2021.  Net charge-offs of $267,000 represented 0.02% of average loans for the year ended December 31, 2021 compared to net charge-offs of $716,000 or 0.05% of average loans for the year ended December 31, 2020.  The impact of the COVID-19 pandemic coupled with supply chain disruptions led to an increase in the provision related to the commercial real estate mortgage segment of the loan portfolio. A decrease occurred in the automobile segment of the loan portfolio which coupled with a lower level of unemployment led to a decreased allowance for loan losses for this segment. Nonperforming loans decreased $4,084,000 as the economic environment improved as COVID-19 restrictions lessened. The majority of the nonperforming loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses.  Internal loan review and analysis, level of net charge-offs, decreased level of nonperforming loans noted previously, and the economic impact of the COVID-19 pandemic, dictated an decrease in the provision for loan losses.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2020 vs. 2019

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

NON-INTEREST INCOME

2021 vs. 2020

Total non-interest income decreased $499,000 from the year ended December 31, 2020 to December 31, 2021. Excluding net security gains, non-interest income increased $450,000 year over year. Bank owned life insurance increased primarily due to gains recognized on the receipt of death benefits. Debit card income increased $231,000 primarily due to an increase in debit card usage resulting from a lessening of COVID-19 restrictions and as consumers return to historical purchasing levels. Gain on sale of loans decreased as an increased proportion of secondary market loan originations were conducted in a broker capacity which resulted in other income increasing significantly.

	2021		2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,703	14.59%	$1,690	13.89%	$13	0.77%
Net securities gains, available for sale	699	5.99	1,592	13.08	(893)	(56.09)
Net equity securities (losses) gains	(37)	(0.32)	27	0.22	(64)	(237.04)
Net securities losses, trading	(3)	(0.03)	(11)	(0.09)	8	(72.73)
Bank owned life insurance	916	7.85	653	5.37	263	40.28
Gain on sale of loans	2,474	21.20	4,148	34.09	(1,674)	(40.36)
Insurance commissions	553	4.74	416	3.42	137	32.93
Brokerage commissions	851	7.29	970	7.97	(119)	(12.27)
Loan broker income	2,164	18.55	673	5.53	1,491	221.55
Debit card income	1,511	12.95	1,280	10.52	231	18.05
Other	838	7.19	730	6.00	108	14.79
Total non-interest income	$11,669	100.00%	$12,168	100.00%	$(499)	(4.10)%

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

	2020		2019		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,690	13.89%	$2,411	23.07%	$(721)	(29.90)%
Net securities gains, available for sale	1,592	13.08	640	6.12	952	148.75
Net equity securities gains	27	0.22	89	0.85	(62)	69.66
Net securities (losses) gains, trading	(11)	(0.09)	19	0.18	(30)	157.89
Bank owned life insurance	653	5.37	574	5.49	79	13.76
Gain on sale of loans	4,148	34.09	1,754	16.78	2,394	136.49
Insurance commissions	416	3.42	433	4.14	(17)	(3.93)
Brokerage commissions	970	7.97	1,358	12.99	(388)	(28.57)
Loan broker income	673	5.53	1,058	10.12	(385)	(36.39)
Debit card income	1,280	10.52	1,378	13.18	(98)	(7.11)
Other	730	6.00	738	7.08	(8)	(1.08)
Total non-interest income	$12,168	100.00%	$10,452	100.00%	$1,716	16.42%

NON-INTEREST EXPENSE

2021 vs. 2020

Total non-interest expenses increased $1,837,000 from the year ended December 31, 2020 to December 31, 2021. The increase in salaries and employee benefits was attributable to routine wage and benefit increases in addition to a return to full staffing levels as branch lobbies were temporarily closed during a period of 2020 due to the COVID-19 pandemic. Occupancy expense increased primarily due to increased depreciation and maintenance costs as certain projects were delayed due to the COVID-19 pandemic in 2020. Marketing expenses increased as advertising returned to normal levels after being reduced during 2020 due to the pandemic. Other expenses decreased as general office supply and miscellaneous expenses decreased year over year.

	2021		2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$23,014	56.26%	$21,632	55.37%	$1,382	6.39%
Occupancy	3,209	7.85	2,650	6.78	559	21.09
Furniture and equipment	3,522	8.61	3,411	8.73	111	3.25
Software amortization	868	2.12	978	2.50	(110)	(11.25)
Pennsylvania shares tax	1,350	3.30	1,289	3.30	61	4.73
Professional fees	2,432	5.95	2,362	6.05	70	2.96
Federal Deposit Insurance Corporation deposit insurance	963	2.35	939	2.40	24	2.56
Marketing	545	1.33	261	0.67	284	108.81
Intangible amortization	191	0.47	227	0.58	(36)	(15.86)
Other	4,811	11.76	5,319	13.62	(508)	(9.55)
Total non-interest expense	$40,905	100.00%	$39,068	100.00%	$1,837	4.70%

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

INCOME TAXES

2021 vs. 2020

The provision for income taxes for the year ended December 31, 2021 resulted in an effective income tax rate of 19.12% compared to 18.58% for 2020.

2020 vs. 2019

The provision for income taxes for the year ended December 31, 2019 resulted in an effective income tax rate of 18.58% compared to 16.67% for 2018.

FINANCIAL CONDITION

INVESTMENTS

2021

The fair value of the investment portfolio increased $4,109,000 from December 31, 2020 to December 31, 2021. The increase in value is the result of growth in the municipal segment of the portfolio as the investment portfolio continues to be actively managed in order to reduce interest rate and market risk. This strategy is being deployed through selective purchasing of bonds that mature within ten years. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 85% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The carrying amounts of investment securities are summarized as follows for the years ended December 31, 2021, 2020, and 2019:

	2021		2020		2019
(In Thousands)	Balance	% Portfolio	Balance	% Portfolio	Balance	% Portfolio
Available for sale (AFS):
Mortgage-backed securities	$1,747	1.04%	$2,141	1.31%	$4,966	3.31%
State and political securities (tax-exempt)	38,563	23.00%	34,736	21.23%	22,575	15.07%
State and political securities (taxable)	78,095	46.57%	73,277	44.79%	59,711	39.83%
Other bonds, notes and debentures	48,005	28.63%	52,107	31.85%	61,367	40.93%
Total debt securities	166,410	99.23%	162,261	99.19%	148,619	99.12%
Equity securities:
Other investment equity securities	1,251	0.75%	1,288	0.79%	1,261	0.84%
Trading securities	37	0.02%	40	0.02%	51	0.03%
Total equity securities	1,288	0.77%	1,328	0.81%	1,312	0.88%
Total	$167,698	100.00%	$163,589	100.00%	$149,931	100.00%

The following table shows the maturities and repricing of investment securities, at amortized cost and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 21% tax rate) at December 31, 2021:

(In Thousands)	Over Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Amortized Cost Total
Mortgage-backed securities:
AFS Amount	$—	$—	$—	$1,752	$1,752
Yield	—%	—%	—%	2.58%	2.58%
State and political securities (tax-exempt):
AFS Amount	7,564	16,937	12,747	498	37,746
Yield	1.28%	1.16%	2.61%	3.65%	1.71%
State and political securities (taxable):
AFS Amount	2,667	37,406	35,268	765	76,106
Yield	1.19%	1.82%	2.89%	1.32%	2.29%
Other bonds, notes, and debentures:
AFS Amount	2,281	35,337	10,184	—	47,802
Yield	0.87%	2.47%	3.18%	—%	2.56%
Total Amount	$12,512	$89,680	$58,199	$3,015	163,406
Total Yield	1.18%	1.95%	2.88%	2.44%	2.25%
Equity Securities
Investment Equity Amount					1,300
Trading Amount					50
Total Investment Portfolio Value					$164,756
Total Investment Portfolio Yield					2.23%

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

The distribution of credit ratings by amortized cost and estimated fair value for the debt security portfolio at December 31, 2021 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Mortgage-backed securities	$1,752	$1,747	$—	$—	$—	$—	$—	$—	$1,752	$1,747
State and political securities	111,412	114,096	1,259	1,377	—	—	1,181	1,185	113,852	116,658
Other debt securities	26,204	26,184	5,529	5,603	—	—	16,069	16,218	47,802	48,005
Total debt securities	$139,368	$142,027	$6,788	$6,980	$—	$—	$17,250	$17,403	$163,406	$166,410

LOAN PORTFOLIO

2021

Gross loans of $1,392,147,000 at December 31, 2021 represented an increase of $47,820,000 from December 31, 2020. The commercial real estate segment of the loan portfolio had the largest increase from the previous year as emphasis has been placed on this segment of the portfolio coupled with our entrance into the Altoona market during 2020. Indirect auto lending declined within the portfolio as supply chain issues limited dealer activity. Indirect auto lending and home equity lines are part of the overall strategy to maintain the duration of the earning asset portfolio in preparation for a rising interest rate environment.

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

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan at December 31, 2021, 2020, 2019, 2018, and 2017:

	2021		2020		2019		2018		2017
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Commercial, financial, and agricultural	$163,285	11.73%	$164,743	12.25%	$156,213	11.52%	$188,561	13.62%	$178,885	14.35%
Real estate mortgage:
Residential	595,847	42.80	589,721	43.87	623,256	45.98	622,379	44.94	597,077	47.90
Commercial	446,734	32.09	373,188	27.76	363,261	26.80	371,695	26.84	332,019	26.63
Construction	37,295	2.68	39,309	2.92	38,067	2.81	43,523	3.14	31,683	2.54
Consumer Automobile	139,408	10.01	156,403	11.64	150,517	11.10	133,183	9.63	79,714	6.40
Other consumer installment loans	9,277	0.67	19,940	1.48	23,043	1.70	24,552	1.77	26,964	2.16
Net deferred loan fees and discounts	301	0.02	1,023	0.08	1,187	0.09	864	0.06	272	0.02
Gross loans	$1,392,147	100.00%	$1,344,327	100.00%	$1,355,544	100.00%	$1,384,757	100.00%	$1,246,614	100.00%

The amounts of domestic loans at December 31, 2021 are presented below by category and maturity:

	Commercial, financial, and agricultural	Real Estate			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Total
Loans with variable interest rates:
1 year or less	$219	$1,114	$218	$610	$—	$559	$2,720
1 through 5 years	8,515	4,182	9,636	338	—	—	22,671
5 through 15 years	37,135	65,626	134,918	8,368	—	38	246,085
After 15 years	47,801	476,898	261,248	16,918	—	2,769	805,634
Total floating interest rate loans	93,670	547,820	406,020	26,234	—	3,366	1,077,110
Loans with fixed interest rates:
1 year or less	1,609	623	1,289	164	1,200	352	5,237
1 through 5 years	34,576	3,536	6,366	1,848	85,288	3,483	135,097
5 through 15 years	31,925	13,029	28,184	4,236	52,920	2,076	132,370
After 15 years	1,505	30,839	4,875	4,813	—	—	42,032
Total fixed interest rate loans	69,615	48,027	40,714	11,061	139,408	5,911	314,736
Total	$163,285	$595,847	$446,734	$37,295	$139,408	$9,277	1,391,846
Net deferred loan fees and discounts							301
							$1,392,147

·         The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.
·                  Scheduled repayments are reported in maturity categories in which the payment is due.

The Banks do not make loans that provide for negative amortization, nor do any loans contain conversion features. The Banks did not have any foreign loans outstanding at December 31, 2021.

The following table shows the amount of accrual and nonaccrual TDRs at December 31, 2021, 2020, and 2019:

	2021			2020			2019
(In Thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial, financial, and agricultural	$314	$574	$888	$988	$862	$1,850	$—	$2,190	$2,190
Real estate mortgage:
Residential	3,999	178	4,177	3,889	90	3,979	4,089	144	4,233
Commercial	1,836	2,509	4,345	2,107	4,423	6,530	2,127	4,732	6,859
Construction	—	—	—	—	—	—	—	—	—
Other consumer installment loans	—	—	—	—	—	—	—	—	—
	$6,149	$3,261	$9,410	$6,984	$5,375	$12,359	$6,216	$7,066	$13,282

ALLOWANCE FOR LOAN LOSSES

2021

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

The allowance for loan losses increased from $13,803,000 at December 31, 2020 to $14,176,000 at December 31, 2021.  At December 31, 2021 and 2020, the allowance for loan losses to total loans was 1.02% and 1.03%, respectively.  Net loan charge-offs of $267,000 or 0.02% of average loans for the year ended December 31, 2021 countered the impact of the provision for loan losses of $640,000. The allowance for loan losses remained stable as the gross loan portfolio increased 3.56% and the portfolio continued to be impacted by the economic uncertainty that has resulted from the COVID-19 pandemic. The COVID-19 pandemic has resulted in various businesses operating at less than 100% capacity and supply chain issues. Management concluded that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date as noted in the provision for loan losses discussion.

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

2020

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

Allocation of the Allowance For Loan Losses
	December 31, 2021		December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017
(In Thousands)	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total	Amount	% Total
Balance at end of period applicable to:
Commercial, financial, and agricultural	$1,946	11.73%	$1,936	12.26%	$1,779	11.53%	$1,680	13.63%	$1,177	14.35%
Real estate mortgage:
Residential	4,701	42.81	4,460	43.90	4,306	46.02	5,616	44.97	5,679	47.91
Commercial	5,336	32.10	3,635	27.78	3,210	26.82	4,047	26.86	4,277	26.64
Construction	179	2.68	134	2.93	118	2.81	143	3.14	155	2.54
Consumer automobiles	1,411	10.02	1,906	11.65	1,780	11.11	1,328	9.62	804	6.40
Other consumer installment loans	111	0.66	261	1.48	278	1.71	259	1.78	271	2.16
Unallocated	492	—	1,471	—	423	—	764	—	495	—
	$14,176	100.00%	$13,803	100.00%	$11,894	100.00%	$13,837	100.00%	$12,858	100.00%
Additional allowance for loan losses and net (charge-offs) recoveries is presented in the tables below.

	Amount of Allowance for Loan Losses Allocated	Total loans	Allowance for Loan Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
December 31, 2021
Commercial, financial, and agricultural	$1,946	$163,285	1.19%	$(10)	$175,631	(0.01)%
Real estate mortgage:
Residential	4,701	595,847	0.79%	(107)	584,849	(0.02)%
Commercial	5,336	446,734	1.19%	95	381,306	0.02%
Construction	179	37,295	0.48%	10	41,564	0.02%
Consumer automobiles	1,411	139,408	1.01%	(143)	152,496	(0.09)%
Other consumer installment loans	111	9,277	1.20%	(112)	9,787	(1.14)%
Unallocated	492
	$14,176	$1,391,846	1.02%	$(267)	$1,345,633	(0.02)%

Total non-accrual loans outstanding	$5,389
Non-accrual loans to total loans outstanding	0.39%
Allowance for loan losses to non-accrual loans	263.05%

	Amount of Allowance Allocated	Total loans	Allowance for Loan Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
December 31, 2020
Commercial, financial, and agricultural	$1,936	$164,743	1.18%	$(28)	$164,876	(0.02)%
Real estate mortgage:
Residential	4,460	589,721	0.76%	(205)	606,069	(0.03)%
Commercial	3,635	373,188	0.97%	(64)	359,788	(0.02)%
Construction	134	39,309	0.34%	11	41,423	0.03%
Consumer automobiles	1,906	156,403	1.22%	(321)	156,063	(0.21)%
Other consumer installment loans	261	19,940	1.31%	(109)	21,640	(0.50)%
Unallocated	1,471
	$13,803	$1,343,304	1.03%	$(716)	$1,349,859	(0.05)%
Total non-accrual loans outstanding	$9,122
Non-accrual loans to total loans outstanding	0.68%
Allowance for loan losses to non-accrual loans	151.32%

	Amount of Allowance Allocated	Total loans	Allowance for Loan Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
December 31, 2019
Commercial, financial, and agricultural	$1,779	$156,213	1.14%	$(2,813)	$181,164	(1.55)%
Real estate mortgage:
Residential	4,306	623,256	0.69%	(341)	620,941	(0.05)%
Commercial	3,210	363,261	0.88%	(149)	365,445	(0.04)%
Construction	118	38,067	0.31%	10	39,809	0.03%
Consumer automobiles	1,780	150,517	1.18%	(250)	144,573	(0.17)%
Other consumer installment loans	278	23,043	1.21%	(1,135)	24,309	(4.67)%
Unallocated	423
	$11,894	$1,354,357	0.88%	$(4,678)	$1,376,241	(0.34)%
Total non-accrual loans outstanding	$10,374
Non-accrual loans to total loans outstanding	0.77%
Allowance for loan losses to non-accrual loans	114.65%

Over the last three years, various quantitative and qualitative factors indicate changes in our provision for loan losses. The provision for commercial and agricultural loans decreased during 2021 due to levels and trends of nonaccrual loans in our portfolio and a decline in net charge-offs. The provision for residential real estate loans remained flat as the porfolio size increased slightly and the level of net charge-offs declined modestly. The provision for this loan type is adjusted by national indices as well as our historical losses. The provision for commercial and construction real estate loans increased as the economic environment has continued to remain soft as the impact of the COVID-19 pandemic and associated supply chain issues is felt within the markets we serve. The provision for consumer automobiles decreased due to reduction in indirect loan volume and a decrease in portfolio size. The provision for other consumer installment loans has decreased as the portfolio declined to $9,277,000 at December 31, 2021 from $19,940,000 at December 31, 2020. The COVID-19 pandemic and associated supply chain issues has resulted in various businesses operating at less than 100% capacity. This has caused an increase in the risk profile of the commercial segment of the loan portfolio resulting in a provision shift from unallocated to the commercial real estate mortgage segment of the loan portfolio. Average loan amounts are calculated off of end of month balances.

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

NONPERFORMING LOANS

The decrease in nonperforming loans during 2021 is primarily due to improved loan portfolio performance despite the continued impact of the COVID-19 pandemic. The majority of the nonperforming loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses.

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

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Nonaccrual	Total
2021	$861	$5,389	$6,250
2020	1,212	9,122	10,334
2019	2,047	10,374	12,421
2018	1,274	15,298	16,572
2017	509	6,759	7,268

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

DEPOSITS

2021 vs. 2020

Total average deposits increased $135,808,000 or 9.52% from 2020 to 2021.  Noninterest-bearing deposits average balance increased $84,774,000 as customers received funding from various government programs that were designed to combat the effects of the COVID-19 pandemic while seeking safety in bank deposits.

2020 vs. 2019

Total average deposits increased $118,440,000 or 9.05% from 2020 to 2021.  Noninterest-bearing deposits average balance increased $72,767,000 as customers received funding from various government programs that were designed to combat the effects of the COVID-19 pandemic.

The average amount and the average rate paid on deposits are summarized below for the years ended December 31, 2021, 2020, and 2019:

	2021		2020		2019
(In Thousands)	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
Noninterest-bearing	$478,984	0.00%	$394,210	0.00%	$321,443	0.00%
Savings	225,637	0.05	193,568	0.13	169,832	0.13
Super Now	307,446	0.29	254,177	0.69	231,816	0.76
Money Market	305,883	0.32	245,633	0.62	239,317	0.91
Time	244,341	1.46	338,895	2.07	345,635	2.11
Total average deposits	$1,562,291	0.36%	$1,426,483	0.74%	$1,308,043	0.88%

The following table shows the scheduled maturities of time deposits that are in excess of the FDIC insurance limit as of December 31, 2021.

(In Thousands)	2021
Due within 3 months or less	$8,060
Due after 3 months and within 6 months	26,128
Due after 6 months and within 12 months	6,938
Due after 12 months	13,217
Total	$54,343

As of December 31, 2021 and 2020 the Company had $656,484,000 and $433,759,000, respectively, in uninsured deposits.

SHAREHOLDERS’ EQUITY

2021

Shareholders’ equity increased $8,128,000 to $172,274,000 at December 31, 2021 compared to December 31, 2020.  Accumulated other comprehensive loss of $1,112,000 at December 31, 2021 increased from a loss of $882,000 at December 31, 2020 as a result of a decrease of $2,341,000 in the net unrealized gain on available for sale securities and a change in the defined benefit plan of $2,111,000. The current level of shareholders’ equity equates to a book value per share of $24.37 at December 31, 2021 compared to $23.27 at December 31, 2020, and an equity to asset ratio of 8.88% at December 31, 2021 and 8.95% at December 31, 2020. Dividends declared for the twelve months ended December 31, 2021 and 2020 were $1.28 per share.

2020

Shareholders’ equity increased $9,182,000 to $164,142,000 at December 31, 2020 compared to December 31, 2019. The change in accumulated other comprehensive loss from $2,777,000 at December 31, 2019 to $882,000 at December 31, 2020 is a result of an increase in unrealized gains on available for sale securities (from an unrealized gain of $2,455,000 at December 31, 2019 to an unrealized gain of $4,714,000 at December 31, 2020). The amount of accumulated other comprehensive loss at December 31, 2020 was also impacted by the change in net excess of the projected benefit obligation over the fair value of the plan assets of the defined benefit pension plan, resulting in an increase in the net loss of $364,000. The current level of shareholders’ equity equates to a book value per share of $23.27 at December 31, 2020 compared to $22.01 at December 31, 2019, and an equity to asset ratio of 8.95% at December 31, 2020 compared to 9.31% at December 31, 2019. Dividends declared for the twelve months ended December 31, 2020 and 2019 were $1.28 per share and $1.26 per share, respectively.

Bank regulators have risk based capital guidelines.  Under these guidelines the Corporation and each Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2021, both the Corporation’s and each Bank’s required ratios were well above the minimum ratios (and including the current capital conservation buffer where applicable) as follows:

	Corporation	Jersey Shore State Bank	Luzerne Bank	Minimum Standards
Common equity tier 1 capital to risk-weighted assets	10.791%	10.337%	11.164%	7.000%
Tier 1 capital to risk-weighted assets	10.791%	10.337%	11.164%	8.500%
Total capital to risk-weighted assets	11.776%	11.309%	12.182%	10.500%
Tier 1 capital to average assets	8.397%	8.326%	7.537%	4.000%

For a more comprehensive discussion of these requirements, see “Regulation and Supervision” in Item 1 of the Annual Report on Form 10-K.  Management believes that the Corporation and the Banks will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity, and other certain equity ratios are presented as follows:

	2021	2020	2019
Percentage of net income to:
Average total assets	0.85%	0.85%	0.94%
Average shareholders’ equity	9.93%	9.66%	10.54%
Percentage of dividends declared to net income	56.39%	59.32%	56.27%
Percentage of average shareholders’ equity to average total assets	8.54%	8.85%	8.91%

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

The following liquidity measures are monitored for compliance and were within the limits cited at December 31, 2021.

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Corporation has a current borrowing capacity at the FHLB of $599,303,000 with $118,000,000 utilized, leaving $428,698,000 available.  In addition to this credit arrangement, the Corporation has additional lines of credit with correspondent banks of $100,000,000. The Corporation’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.

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

The following is a rate shock forecast for the twelve month period ending December 31, 2022 assuming a static balance sheet as of December 31, 2021.

	Parallel Rate Shock in Basis Points
(In Thousands)	(200)	(100)	Static	100	200	300	400
Net interest income	$48,631	$50,893	$53,281	$56,442	$59,830	$63,195	$66,664
Change from static	(4,650)	(2,388)	—	3,161	6,549	9,914	13,383
Percent change from static	-8.73%	-4.48%	—	5.93%	12.29%	18.61%	25.12%

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

CONTRACTUAL OBLIGATIONS

The Corporation has various financial obligations, including contractual obligations which may require future cash payments. The following table presents, as of December 31, 2021, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

	Payments Due In
(In Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,415,948	$—	$—	$—	$1,415,948
Time deposits	136,281	57,127	10,605	1,354	205,367
Repurchase agreements	5,747	—	—	—	5,747
Short-term borrowings	—	—	—	—	—
Long-term borrowings	23,160	65,380	30,872	6,551	125,963
Operating leases	291	519	517	2,568	3,895

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(In Thousands, Except Share Data)	2021	2020
ASSETS:
Noninterest-bearing balances	$19,233	$31,821
Interest-bearing deposits in other financial institutions	194,629	181,537
Federal funds sold	50,000	—
Total cash and cash equivalents	263,862	213,358

Investment debt securities, available for sale, at fair value	166,410	162,261
Investment equity securities, at fair value	1,251	1,288
Investment securities, trading	37	40
Restricted investment in bank stock, at fair value	14,531	15,377
Loans held for sale	3,725	5,239
Loans	1,392,147	1,344,327
Allowance for loan losses	(14,176)	(13,803)
Loans, net	1,377,971	1,330,524
Premises and equipment, net	34,025	32,702
Accrued interest receivable	8,048	8,394
Bank-owned life insurance	33,768	33,638
Investment in limited partnerships	4,607	3,944
Goodwill	17,104	17,104
Intangibles	480	671
Operating lease right of use asset	2,851	3,136
Deferred tax asset	2,946	2,526
Other assets	9,193	4,441
TOTAL ASSETS	$1,940,809	$1,834,643

LIABILITIES:
Interest-bearing deposits	$1,126,955	$1,045,086
Noninterest-bearing deposits	494,360	449,357
Total deposits	1,621,315	1,494,443

Short-term borrowings	5,747	5,244
Long-term borrowings	125,963	153,475
Accrued interest payable	651	1,112
Operating lease liability	2,898	3,175
Other liabilities	11,961	13,048
TOTAL LIABILITIES	1,768,535	1,670,497

SHAREHOLDERS’ EQUITY:
Preferred stock, 0 par value, 3,000,000 shares authorized; 0 shares issued	—	—
Common stock, par value $5.55, 22,500,000 shares authorized; 7,550,272 and 7,532,576 shares issued; 7,070,047 and 7,052,351 shares outstanding	41,945	41,847
Additional paid-in capital	53,795	52,523
Retained earnings	89,761	82,769
Accumulated other comprehensive (loss) gain:
Net unrealized gain on available for sale securities	2,373	4,714
Defined benefit plan	(3,485)	(5,596)
Treasury stock at cost, 480,225 shares	(12,115)	(12,115)
TOTAL PENNS WOODS BANCORP, INC. SHAREHOLDERS’ EQUITY	172,274	164,142
Non controlling interest	—	4
TOTAL SHAREHOLDERS' EQUITY	172,274	164,146
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,940,809	$1,834,643
See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2021	2020	2019
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$53,232	$57,217	$60,384
Investment securities:
Taxable	3,281	3,778	3,997
Tax-exempt	655	650	660
Dividend and other interest income	1,246	993	1,733
TOTAL INTEREST AND DIVIDEND INCOME	58,414	62,638	66,774

INTEREST EXPENSE:
Deposits	5,545	10,565	11,443
Short-term borrowings	9	43	793
Long-term borrowings	3,142	3,807	3,723
TOTAL INTEREST EXPENSE	8,696	14,415	15,959

NET INTEREST INCOME	49,718	48,223	50,815

PROVISION FOR LOAN LOSSES	640	2,625	2,735

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	49,078	45,598	48,080

NON-INTEREST INCOME:
Service charges	1,703	1,690	2,411
Net debt securities gains, available for sale	699	1,592	640
Net equity securities (losses) gains	(37)	27	89
Net securities (losses) gains, trading	(3)	(11)	19
Bank-owned life insurance	916	653	574
Gain on sale of loans	2,474	4,148	1,754
Insurance commissions	553	416	433
Brokerage commissions	851	970	1,358
Loan broker income	2,164	673	1,058
Debit card income	1,511	1,280	1,378
Other	838	730	738
TOTAL NON-INTEREST INCOME	11,669	12,168	10,452

NON-INTEREST EXPENSE:
Salaries and employee benefits	23,014	21,632	21,829
Occupancy	3,209	2,650	2,712
Furniture and equipment	3,522	3,411	3,248
Software amortization	868	978	871
Pennsylvania shares tax	1,350	1,289	1,148
Professional fees	2,432	2,362	2,474
Federal Deposit Insurance Corporation deposit insurance	963	939	578
Write down of assets held for sale	—	—	475
Loss on sale of premises and equipment	—	—	474
Marketing	545	261	425
Intangible amortization	191	227	264
Other	4,811	5,319	5,210
TOTAL NON-INTEREST EXPENSE	40,905	39,068	39,708

INCOME BEFORE INCOME TAX PROVISION	19,842	18,698	18,824
INCOME TAX PROVISION	3,794	3,474	3,138
CONSOLIDATED NET INCOME	$16,048	$15,224	$15,686
Earnings attributable to noncontrolling interest	15	18	14
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$16,033	$15,206	$15,672

EARNINGS PER SHARE - BASIC	$2.27	$2.16	$2.23
EARNINGS PER SHARE - DILUTED	$2.27	$2.16	$2.20
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,061,818	7,044,542	7,038,714
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,061,818	7,044,542	7,113,339
DIVIDENDS PER SHARE	$1.28	$1.28	$1.26
 See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2021	2020	2019
Net Income	$16,048	$15,224	$15,686
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available for sale securities	(2,264)	4,452	5,469
Tax effect	475	(935)	(1,148)
Net realized (gain) loss included in net income	(699)	(1,592)	(640)
Tax effect	147	334	134
(Accretion) amortization of unrecognized pension and post-retirement items	2,674	(461)	56
Tax effect	(563)	97	(12)
Total other comprehensive (loss) income	(230)	1,895	3,859
Comprehensive income	$15,818	$17,119	$19,545

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, December 31, 2018	7,517,546	$41,763	$50,737	$69,787	$(6,636)	$(12,115)	$8	$143,544
Net income				15,672			14	15,686
Other comprehensive income					3,859			3,859
Stock-based compensation recognized in earnings			680					680
Dividends declared, ($1.26 per share)				(8,876)				(8,876)
Common shares issued for employee stock purchase plan	3,414	19	70					89
Stock split fractional shares	(220)							—
Balance, December 31, 2019	7,520,740	41,782	51,487	76,583	(2,777)	(12,115)	22	154,982

Net income				15,206			18	15,224
Other comprehensive income					1,895			1,895
Stock-based compensation recognized in earnings			854					854
Dividends declared, ($1.28 per share)				(9,020)				(9,020)
Common shares issued for employee stock purchase plan	3,972	21	65					86
Common shares issued for director compensation plan	7,864	44	117					161
Distributions to noncontrolling interest							(36)	(36)
Balance, December 31, 2020	7,532,576	41,847	52,523	82,769	(882)	(12,115)	4	164,146

Net income				16,033			15	16,048
Other comprehensive loss					(230)			(230)
Stock-based compensation recognized in earnings			960					960
Dividends declared, ($1.28 per share)				(9,041)				(9,041)
Common shares issued for employee stock purchase plan	3,850	21	66					87
Common shares issued for director compensation plan	13,846	77	244					321
Distributions to noncontrolling interest							(17)	(17)
Noncontrolling interest purchase			2				(2)	—
Balance, December 31, 2021	7,550,272	$41,945	$53,795	$89,761	$(1,112)	$(12,115)	$—	$172,274

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2021	2020	2019
OPERATING ACTIVITIES:
Net Income	$16,048	$15,224	$15,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,711	3,076	2,951
Write down of assets held for sale	—	—	475
Loss (gain) on sale of premises and equipment	18	(14)	474
Amortization of intangible assets	191	227	264
Provision for loan losses	640	2,625	2,735
Stock based compensation	960	854	680
Amortization of investment security discounts and premiums, net	1,142	793	671
Securities gains, available for sale	(699)	(1,592)	(640)
Originations of loans held for sale	(85,938)	(131,775)	(61,723)
Proceeds of loans held for sale	89,926	134,916	62,174
Gain on sale of loans	(2,474)	(4,148)	(1,754)
Net equity securities losses (gains)	37	(27)	(89)
Net securities losses (gains), trading	3	11	(19)
Proceeds from sales of trading securities	—	—	78
Purchases of trading securities	—	—	(74)
Security trades receivable	—	—	(6,626)
Security trades payable	(1,455)	(1,566)	—
Earnings on bank-owned life insurance	(916)	(653)	(574)
Decrease in deferred tax asset	(359)	309	814
Other, net	(2,912)	3,740	(1,453)
Net cash provided by operating activities	17,923	22,000	14,050
INVESTING ACTIVITIES:
Investment debt securities available for sale:
Proceeds from sales	17,947	20,767	23,799
Proceeds from calls, maturities and repayments	20,997	23,292	6,845
Purchases	(46,499)	(54,043)	(40,180)
Proceeds from sales of equity securities	—	—	604
Net (increase) decrease in loans	(48,170)	10,269	24,010
Acquisition of premises and equipment	(1,137)	(2,668)	(2,706)
Proceeds from sale of premises and equipment	2	336	297
Proceeds from the sale of foreclosed assets	335	226	502
Purchase of bank-owned life insurance	(30)	(3,970)	(30)
Distribution of non-controlling interest	(25)	—	—
Proceeds from bank-owned life insurance death benefit	825	248	—
Investment in limited partnership	(1,070)	(3,347)	—
Proceeds from redemption of regulatory stock	3,143	3,561	13,934
Purchases of regulatory stock	(2,297)	(5,410)	(8,600)
Net cash (used for) provided by investing activities	(55,979)	(10,739)	18,475
FINANCING ACTIVITIES:
Net increase in interest-bearing deposits	81,869	55,827	90,170
Net increase in noninterest-bearing deposits	45,003	114,611	13,932
Proceeds from long-term borrowings	—	35,000	50,000
Repayment of long-term borrowings	(30,000)	(43,333)	(32,608)
Net increase (decrease) in short-term borrowings	503	324	(162,945)
Finance lease principal payments	(165)	(112)	(440)
Dividends paid	(9,041)	(9,020)	(8,876)
Distributions to non-controlling interest	(17)	(36)	—
Issuance of common stock	408	247	89
Net cash provided by (used for) financing activities	88,560	153,508	(50,678)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,504	164,769	(18,153)
CASH AND CASH EQUIVALENTS, BEGINNING	213,358	48,589	66,742
CASH AND CASH EQUIVALENTS, ENDING	$263,862	$213,358	$48,589

See accompanying notes to the consolidated financial statements.

	Year Ended December 31,
(In Thousands)	2021	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$9,157	$14,974	$15,438
Income taxes paid	4,236	2,945	3,567
Transfer of loans to foreclosed real estate	83	232	525
Transfer due to adoption of ASU 2016-01, equity securities fair value adjust, reclassification from AOCI to Retained Earnings, net of tax	—	—	537
Right of use lease assets obtained in exchange for lessee finance lease liabilities	2,653	—	6,026
Right of use lease assets obtained in exchange for lessee operations lease liabilities	—	—	4,298

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. and its wholly owned subsidiaries, Jersey Shore State Bank (“JSSB”), Luzerne Bank ("Luzerne" and collectively with JSSB , the "Banks"), Woods Real Estate Development Co., Inc., Woods Investment Company, Inc., United Insurance Solutions, LLC, and The M Group Inc. D/B/A The Comprehensive Financial Group (“The M Group”), a wholly owned subsidiary of JSSB (collectively, the “Corporation”).  All significant intercompany balances and transactions have been eliminated.

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

The financial services are provided by the Banks to individuals, partnerships, non-profit organizations, and corporations through their twenty-five offices located in Clinton, Lycoming, Centre, Montour, Union, Blair, and Luzerne Counties, Pennsylvania.

Woods Real Estate Development Co., Inc. engages in real estate transactions on behalf of Penns Woods Bancorp, Inc. and the Banks.

Woods Investment Company, Inc., a Delaware holding company, is engaged in investing activities.

The M Group engages in securities brokerage and financial planning services, which include the sale of life insurance products, annuities, and estate planning services.

United Insurance Solutions, LLC offers property and casualty and auto insurance products within the Corporation's market footprint. The Corporation became the sole owner of United Insurance Solutions, LLC when it purchased the outstanding 20% minority interest on October 1, 2021.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2021, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, rising unemployment, or negative performance trends in financial information from borrowers could be indicators of subsequent increased levels of nonperforming assets and possible charge-offs, which would normally require increased loan loss provisions. An integral part of the periodic regulatory examination process is the review of the adequacy of the Banks' loan loss allowance. The regulatory agencies could require the Banks, based on their evaluation of information available at the time of their examination, to provide additional loan loss provisions to further supplement the allowance.

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

Goodwill

The Corporation performs an annual impairment analysis of goodwill for its purchased subsidiaries, Luzerne and The M Group.  Based on the fair value of these reporting units, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2021, 2020, or 2019.

Intangible Assets

At December 31, 2021, the Corporation had intangible assets of $67,000 as a result of the acquisition of Luzerne National Bank Corporation, which is net of accumulated amortization of $1,947,000. These intangible assets will continue to be amortized using the sum-of-the-years digits method of amortization over ten years. The Corporation also had intangible assets of $413,000, which is net of accumulated amortization of $607,000, as a result of the purchase of two books of business related to investment product sales. The book of business intangible is being amortized using the straight-line method over a period of ten years.

Investments in Limited Partnerships

The Corporation was a limited partner in one partnership at December 31, 2021 that provides low income elderly housing in the Corporation’s geographic market area. The carrying value of the Corporation’s investment in the limited partnership was $4,607,000 at December 31, 2021 and $3,944,000 at December 31, 2020. The investment will be amortized over the ten-year tax credit receipt period.  During 2021, this partnership reached the level of occupancy needed to begin the ten year tax credit recognition period with $407,000 in amortization recognized in 2021.  During 2020 the Corporation exited a partnership that provides low income elderly housing. This limited partnership had a carrying value of $33,000 at December 31, 2019 and had amortization of $33,000 and $184,000, for 2020 and 2019, respectively.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which addresses how an acquirer should recognize and measure revenue contracts acquired in a business combination. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which is intended to increase transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance they receive. The ASU requires the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance, such as a grant model within FASB Accounting Standards Codification Subtopic 958-605, Not-for-Profit Entities – Revenue Recognition: (a) information about the nature of the transactions and the related accounting policy used to account for the transactions; (b) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (c) significant terms and conditions of the transactions, including commitments and contingencies. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2021. Early application is permitted. An entity should apply the amendments either (a) prospectively to all transactions within the scope of the ASU that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (b) retrospectively to those transactions. This Update is not expected to have a significant impact on the Company’s financial statements.

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
NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive (loss) income by component shown, net of tax and parenthesis indicating debits to net income, as of December 31, 2021, 2020, and 2019 were as follows:

	Twelve Months Ended December 31, 2021			Twelve Months Ended December 31, 2020			Twelve Months Ended December 31, 2019
(In Thousands)	Net Unrealized (Loss) Gain on Available for Sale Securities*	Defined Benefit Plan*	Total*	Net Unrealized Gain (Loss) on Available for Sale Securities*	Defined Benefit Plan*	Total*	Net Unrealized Gain (Loss) on Available for Sale Securities*	Defined Benefit Plan*	Total*
Beginning balance	$4,714	$(5,596)	$(882)	$2,455	$(5,232)	$(2,777)	$(1,360)	$(5,276)	$(6,636)
Other comprehensive (loss) income before reclassifications	(1,789)	1,965	176	3,517	(510)	3,007	4,321	(104)	4,217
Amounts reclassified from accumulated other comprehensive (loss) income	(552)	146	(406)	(1,258)	146	(1,112)	(506)	148	(358)
Net current-period other comprehensive (loss) income	(2,341)	2,111	(230)	2,259	(364)	1,895	3,815	44	3,859
Ending balance	$2,373	$(3,485)	$(1,112)	$4,714	$(5,596)	$(882)	$2,455	$(5,232)	$(2,777)

The adoption of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities requires equity securities to run through the income statement and therefore the reclassification of prior accumulated losses are reflected above.

The reclassifications out of accumulated other comprehensive income shown, net of tax and parenthesis indicating debits to net income, as of December 31, 2021, 2020, and 2019 were as follows:

(In Thousands)	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Twelve Months Ended			Affected Line Item in the Consolidated Statement of Income
	December 31, 2021	December 31, 2020	December 31, 2019
Net realized gain on available for sale securities	$699	$1,592	$640	Net debt securities (losses) gain, net available for sale
Income tax effect	(147)	(334)	(134)	Income tax provision
	$552	$1,258	$506

Net unrecognized pension expense	$(186)	$(185)	$(187)	Other non-interest expense
Income tax effect	40	39	39	Income tax provision
	$(146)	$(146)	$(148)

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

	Year Ended December 31,
	2021	2020	2019
Weighted average common shares issued	7,542,043	7,524,767	7,518,939
Average treasury stock shares	(480,225)	(480,225)	(480,225)
Weighted average common shares outstanding - basic	7,061,818	7,044,542	7,038,714
Dilutive effect of outstanding stock options	—	—	74,625
Weighted average common shares outstanding - diluted	7,061,818	7,044,542	7,113,339

There were a total of 1,034,525 non-qualified employee stock options (Note 14) outstanding on December 31, 2021 that had a weighted average strike price of $27.23. Options on December 31, 2020 had an average strike price of $28.17 with a total of 841,275 options outstanding. Grants outstanding at year-end 2019 totaled to 625,800 options with an average strike price of $29.29. Grants were included, on a weighted average basis, in the computation of diluted earnings per share for the 2019 period for grants where the average market price of common shares exceeded the strike price of the options. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the 2021 and 2020 periods presented due to the average market price of common shares being less than the strike price of the options.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost, gross gains and losses, and fair values of investment securities at December 31, 2021 and 2020 are as follows:

	2021
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$1,752	$—	$(5)	$1,747
State and political securities	113,852	3,500	(694)	116,658
Other debt securities	47,802	524	(321)	48,005
Total debt securities	$163,406	$4,024	$(1,020)	$166,410

Investment equity securities:
Other equity securities	$1,300	$—	$(49)	$1,251
Total equity securities	$1,300	$—	$(49)	$1,251

Trading:
Other equity securities	$50	$—	$(13)	$37
Trading investment equity securities	$50	$—	$(13)	$37

	2020
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$2,118	$23	$—	$2,141
State and political securities	102,690	5,382	(59)	108,013
Other debt securities	51,486	828	(207)	52,107
Total debt securities	$156,294	$6,233	$(266)	$162,261

Investment equity securities:
Other equity securities	$1,300	$10	$(22)	$1,288
Total equity securities	$1,300	$10	$(22)	$1,288

Trading:
Other equity securities	$50	$—	$(10)	$40
Trading investment equity securities	$50	$—	$(10)	$40

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2021 and 2020.

	2021
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS)
Mortgage-backed securities	$1,747	$(5)	$—	$—	$1,747	$(5)
State and political securities	34,203	(398)	7,408	(296)	41,611	(694)
Other debt securities	21,446	(301)	1,808	(20)	23,254	(321)
Total Debt Securities AFS	$57,396	$(704)	$9,216	$(316)	$66,612	$(1,020)

	2020
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS)
State and political securities	$12,311	$(51)	$900	$(8)	$13,211	$(59)
Other debt securities	5,964	(74)	4,429	(133)	10,393	(207)
Total Debt Securities AFS	$18,275	$(125)	$5,329	$(141)	$23,604	$(266)

At December 31, 2021 there were 96 individual securities in a continuous unrealized loss position for less than twelve months and 15 individual securities in a continuous unrealized loss position for greater than twelve months.

The Corporation reviews its position quarterly and has asserted that at December 31, 2021 and 2020, the declines outlined in the above table represent temporary declines and the Corporation does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Corporation has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$12,512	$12,549
Due after one year to five years	89,680	90,369
Due after five years to ten years	58,199	60,500
Due after ten years	3,015	2,992
Total	$163,406	$166,410

Total gross proceeds from sales of securities available for sale were $17,947,000, $20,767,000, and $23,799,000 for 2021, 2020, and 2019, respectively.  The following table represents gross realized gains and losses on those transactions:

	Year Ended December 31,
(In Thousands)	2021	2020	2019
Gross realized gains:
U.S. Government and agency securities	$—	$—	$—
Mortgage-backed securities	—	83	—
State and political securities	408	978	544
Other debt securities	323	554	113
Total gross realized gains	$731	$1,615	$657
Gross realized losses:
U.S. Government and agency securities	$—	$—	$—
Mortgage-backed securities	—	—	1
State and political securities	32	23	11
Other debt securities	—	—	5
Total gross realized losses	$32	$23	$17

Gross realized gains:
Financial institution equity securities	$—	$—	$52
Other equity securities	—	—	—
Total gross realized gains	$—	$—	$52
Gross realized losses:
Financial institution equity securities	$—	$—	$—
Other equity securities	—	—	—
Total gross realized losses	$—	$—	$—

There were no impairment charges included in gross realized losses for the years ended December 31, 2021, 2020, and 2019.

Investment securities with a carrying value of approximately $139,435,000 and $111,247,000 at December 31, 2021 and 2020, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

Equity securities consist of Community Reinvestment Act funds along with other smaller investments in other financial institutions. At December 31, 2021 and December 31, 2020, we had $1,251,000 and $1,288,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the years ended December 31, 2021 and 2020:

(In Thousands)	2021	2020
Net (loss) gain recognized in equity securities during the period	$(37)	$27
Less: Net gains realized on the sale of equity securities during the period	—	—
Unrealized (loss) gain recognized in equity securities held at reporting date	$(37)	$27

Net gains and losses on trading account securities are as follows for the for the years ended December 31, 2021, 2020, and 2019.

(In Thousands)	2021	2020	2019
Net gain (losses) on sales transaction	$—	$—	$5
Net mark-to-market (losses) gains	(3)	(11)	14
Net (loss) gain on trading account securities	$(3)	$(11)	$19

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

The following table presents the related aging categories of loans, by segment, as of December 31, 2021 and 2020:

	2021
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial, financial, and agricultural	$162,571	$139	$—	$575	$163,285
Real estate mortgage:
Residential	590,240	4,083	687	837	595,847
Commercial	442,573	224	—	3,937	446,734
Construction	36,701	554	—	40	37,295
Consumer automobile loans	138,775	490	143	—	139,408
Other consumer installment loans	9,199	47	31	—	9,277
	1,380,059	$5,537	$861	$5,389	1,391,846
Net deferred loan fees and discounts	301				301
Allowance for loan losses	(14,176)				(14,176)
Loans, net	$1,366,184				$1,377,971

	2020
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial, financial, and agricultural	$163,583	$247	$48	$865	$164,743
Real estate mortgage:
Residential	580,292	6,386	983	2,060	589,721
Commercial	366,363	533	150	6,142	373,188
Construction	38,587	667	—	55	39,309
Consumer automobile loans	155,472	900	31	—	156,403
Other consumer installment loans	19,485	455	—	—	19,940
	1,323,782	$9,188	$1,212	$9,122	1,343,304
Net deferred loan fees and discounts	1,023				1,023
Allowance for loan losses	(13,803)				(13,803)
Loans, net	$1,311,002				$1,330,524

The following table presents the interest income if interest had been recorded based on the original loan agreement terms and rate of interest for non-accrual loans and interest income recognized on a cash basis for non-accrual loans as of December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021		2020		2019
(In Thousands)	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis	Interest Income That Would Have Been Recorded Based on Original Term and Rate	Interest Income Recorded on a Cash Basis
Commercial, financial, and agricultural	$112	$—	$29	$—	$166	$2
Real estate mortgage:
Residential	29	—	21	28	158	33
Commercial	144	—	60	—	333	8
Construction	3	—	1	—	4	—
Consumer automobile loans	—	—	—	—	16	10
Other consumer installment loans	—	—	—	—	2	1
	$288	$—	$111	$28	$679	$54

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of December 31, 2021 and 2020:

	2021
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$355	$355	$—
Real estate mortgage:
Residential	3,874	3,874	—
Commercial	3,105	3,105	—
Construction	105	105	—
Consumer automobile loans	—	—	—
Other consumer installment loans	—	—	—
	7,439	7,439	—
With an allowance recorded:
Commercial, financial, and agricultural	534	3,321	2
Real estate mortgage:
Residential	1,178	1,178	201
Commercial	4,814	4,814	800
Construction	—	—	—
Consumer automobile loans	—	—	—
Other consumer installment loans	20	20	20
	6,546	9,333	1,023
Total:
Commercial, financial, and agricultural	889	3,676	2
Real estate mortgage:
Residential	5,052	5,052	201
Commercial	7,919	7,919	800
Construction	105	105	—
Consumer automobile loans	—	—	—
Other consumer installment loans	20	20	20
	$13,985	$16,772	$1,023

	2020
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$865	$3,652	$—
Real estate mortgage:
Residential	5,023	5,023	—
Commercial	6,354	6,354	—
Construction	124	124	—
Consumer automobile loans	—	—	—
Other consumer installment loans	—	—	—
	12,366	15,153	—
With an allowance recorded:
Commercial, financial, and agricultural	—	—	—
Real estate mortgage:
Residential	1,294	1,294	224
Commercial	3,023	3,023	811
Construction	—	—	—
Consumer automobile loans	—	—	—
Other consumer installment loans	—	—	—
	4,317	4,317	1,035
Total:
Commercial, financial, and agricultural	865	3,652	—
Real estate mortgage:
Residential	6,317	6,317	224
Commercial	9,377	9,377	811
Construction	124	124	—
Consumer automobile loans	—	—	—
Other consumer installment loans	—	—	—
	$16,683	$19,470	$1,035

The following table presents the average recorded investment in impaired loans and related interest income recognized for December 31, 2021, 2020, and 2019:

	2021
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,345	$13	$—
Real estate mortgage:
Residential	5,530	174	—
Commercial	9,462	122	—
Construction	116	2	—
Consumer automobile loans	30	—	—
Other consumer installment loans	12	1	—
	$16,495	$312	$—

	2020
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,653	$34	$—
Real estate mortgage:
Residential	5,692	234	15
Commercial	7,937	158	—
Construction	72	1	4
Consumer automobile loans	89	—	—
Other consumer installment loans	3	1	—
	$15,446	$428	$19

	2019
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$4,673	$5	$—
Real estate mortgage:
Residential	4,902	141	28
Commercial	9,757	117	3
Construction	71	—	—
Consumer automobile loans	62	—	4
Other consumer installment loans	12	—	—
	$19,477	$263	$35
At December 31, 2021, additional funds totaling $1,000 are committed to be advanced in connection with impaired loans.

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

Loan modifications that are considered TDRs completed during the twelve months ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021			2020
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	1	$949	$949	2	$1,028	$1,028
Real estate mortgage:
Residential	3	1,265	1,265	—	—	—
Commercial	2	842	842	3	1,263	1,263
Construction	—	—	—	—	—	—
Other consumer installment loans	—	—	—	—	—	—
Total	6	$3,056	$3,056	5	$2,291	$2,291

Of the six new troubled debt restructurings that were granted for the year ended December 31, 2021, two loans totaling $842,000 were granted payment concessions and one loan totaling $124,000 was granted a fee concession.

Of the five new troubled debt restructurings that were granted for the year ended December 31, 2020, four loans totaling $1,231,000 were granted payment concessions and one loan totaling $1,060,000 was granted a rate concession.

No loan modifications considered troubled debt restructurings made during the twelve months previous to December 31, 2020 defaulted. Loan modifications considered troubled debt restructurings made during the twelve months previous to December 31, 2021, that have defaulted during the corresponding twelve month period were as follows:

	Year Ended December 31, 2021
(In Thousands, Except Number of Contracts)	Number of Contracts	Recorded Investment
Commercial, financial, and agricultural	—	$—
Real estate mortgage:
Residential	1	687
Commercial	—	—
Total	1	$687

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Banks have a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external semi-annual loan review of large commercial relationships is performed, as well as a sample of smaller transactions. The 2021 loan review evaluated 55% of the Bank's average outstanding commercial portfolio which can consist of outstanding loans, commercial real estate mortgages and outstanding commitments. Detailed reviews, including plans for resolution, are performed on loans classified as substandard, doubtful, or loss on a quarterly basis.

The following table presents the credit quality categories identified above as of December 31, 2021 and 2020:

	2021
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$160,899	$592,570	$432,158	$36,511	$139,408	$9,257	$1,370,803
Special Mention	234	284	6,108	676	—	—	7,302
Substandard	2,152	2,993	8,468	108	—	20	13,741
Total	$163,285	$595,847	$446,734	$37,295	$139,408	$9,277	$1,391,846

	2020
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$162,694	$584,599	$355,616	$39,192	$156,403	$19,938	$1,318,442
Special Mention	180	556	7,973	—	—	—	8,709
Substandard	1,869	4,566	9,599	117	—	2	16,153
Total	$164,743	$589,721	$373,188	$39,309	$156,403	$19,940	$1,343,304

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

For the general allowances historical loss trends are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by other qualitative factors.  A historical charge-off factor is calculated utilizing a twelve quarter moving average.  However, management may adjust the moving average time frame by up to four quarters to adjust for variances in the economic cycle. Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.  The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; national and economic trends and conditions; concentrations of credit from a loan type, industry, and/or geographic standpoint; value of underlying collateral on collateral depended loans; effect of other external factors; and the quality of the loan review system. During 2021, certain qualitative factors were increased to account for the economic changes, continued economic uncertainty, and level of loan payment deferrals caused by the COVID-19 pandemic.

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

Over the last three years, various quantitative and qualitative factors indicate changes in our provision for loan losses. The provision for commercial and agricultural loans decreased during 2021 due to levels and trends of nonaccrual loans in our portfolio and a decline in net charge-offs. The provision for residential real estate loans remained flat as the porfolio size increased slightly and the level of net charge-offs declined modestly. The provision for this loan type is adjusted by national indices as well as our historical losses. The provision for commercial and construction real estate loans increased as the economic environment has continued to remain soft as the impact of the COVID-19 pandemic and associated supply chain issues is felt within the markets we serve. The provision for consumer automobiles decreased due to reduction in indirect loan volume and a decrease in portfolio size. The provision for other consumer installment loans has decreased as the portfolio declined to $9,277,000 at December 31, 2021 from $19,940,000 at December 31, 2020. The COVID-19 pandemic and associated supply chain issues has resulted in various businesses operating at less than 100% capacity. This has caused an increase in the risk profile of the commercial segment of the loan portfolio resulting in a provision shift from unallocated to the commercial real estate mortgage segment of the loan portfolio.

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

Activity in the allowance is presented for the twelve months ended December 31, 2021, 2020, and 2019:

	2021
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,936	$4,460	$3,635	$134	$1,906	$261	$1,471	$13,803
Charge-offs	(37)	(219)	(14)	—	(286)	(173)	—	(729)
Recoveries	27	112	109	10	143	61	—	462
Provision	20	348	1,606	35	(352)	(38)	(979)	640
Ending Balance	$1,946	$4,701	$5,336	$179	$1,411	$111	$492	$14,176

	2020
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,779	$4,306	$3,210	$118	$1,780	$278	$423	$11,894
Charge-offs	(64)	(254)	(64)	—	(396)	(193)	—	(971)
Recoveries	36	49	—	11	75	84	—	255
Provision	185	359	489	5	447	92	1,048	2,625
Ending Balance	$1,936	$4,460	$3,635	$134	$1,906	$261	$1,471	$13,803

	2019
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,680	$5,616	$4,047	$143	$1,328	$259	$764	$13,837
Charge-offs	(2,903)	(347)	(150)	—	(329)	(1,228)	—	(4,957)
Recoveries	90	6	1	10	79	93	—	279
Provision	2,912	(969)	(688)	(35)	702	1,154	(341)	2,735
Ending Balance	$1,779	$4,306	$3,210	$118	$1,780	$278	$423	$11,894

The Corporation grants commercial, industrial, residential, and installment loans to customers throughout north-central and north-eastern Pennsylvania. Although the Corporation has a diversified loan portfolio at December 31, 2021 and 2020, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The amount of foreclosed residential real estate held at December 31, 2021 and December 31, 2020, totaled $339,000 and $614,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2021 and December 31, 2020, totaled $193,000 and $51,000, respectively.

The Corporation has a concentration of loans at December 31, 2021 and 2020 as follows:

	2021	2020
Owners of residential rental properties	19.21%	16.57%
Owners of commercial rental properties	16.03%	13.57%

Modifications to date have included 1,450 loans with principal balances of $193,060,000; however, as of December 31, 2021, only 5 loans totaling $379,000 remained in deferment.

The Company has processed over 444 loan applications with a value of $30,556,000 in loans under the Payroll Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). These loans are guaranteed by the Small Business Administration (SBA), carry an interest rate of 1 percent, and are for a term of two years if not forgiven under the SBA rules. As of December 31, 2021, the principal value of these loans on the balance sheet was $10,600,000.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2021 and 2020:

	2021
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment	Unallocated	Totals
(In Thousands)		Residential	Commercial	Construction
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2	$201	$800	$—	$—	$20	$—	$1,023
Collectively evaluated for impairment	1,944	4,500	4,536	179	1,411	91	492	13,153
Total ending allowance balance	$1,946	$4,701	$5,336	$179	$1,411	$111	$492	$14,176
Loans:
Individually evaluated for impairment	$889	$5,052	$7,919	$105	$—	$20		$13,985
Collectively evaluated for impairment	162,396	590,795	438,815	37,190	139,408	9,257		1,377,861
Total ending loans balance	$163,285	$595,847	$446,734	$37,295	$139,408	$9,277		$1,391,846

	2020
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment	Unallocated	Totals
(In Thousands)		Residential	Commercial	Construction
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$224	$811	$—	$—	$—	$—	$1,035
Collectively evaluated for impairment	1,936	4,236	2,824	134	1,906	261	1,471	12,768
Total ending allowance balance	$1,936	$4,460	$3,635	$134	$1,906	$261	$1,471	$13,803
Loans:
Individually evaluated for impairment	$865	$6,317	$9,377	$124	$—	$—		$16,683
Collectively evaluated for impairment	163,878	583,404	363,811	39,185	156,403	19,940		1,326,621
Total ending loans balance	$164,743	$589,721	$373,188	$39,309	$156,403	$19,940		$1,343,304

NOTE 7 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31, 2021 and 2020:

(In Thousands)	2021	2020
Land	$6,741	$6,747
Premises	22,539	22,334
Furniture and equipment	12,798	12,443
Leasehold improvements	4,214	3,698
Finance lease right-of-use assets	7,435	5,257
Total	53,727	50,479
Less accumulated depreciation and amortization	19,702	17,777
Net premises and equipment	$34,025	$32,702

Depreciation and amortization related to premises and equipment for the years ended 2021, 2020, and 2019 was $2,436,000, $2,098,000, and $2,053,000, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLES

As of December 31, 2021 and 2020, goodwill had a gross carrying value of $17,380,000 and accumulated amortization of $276,000 resulting in a net carrying amount of $17,104,000.

The gross carrying amount of goodwill is tested for impairment annually.  Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, there was no evidence of impairment of the carrying amount at December 31, 2021 or 2020.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  Since the acquisition, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible and a trade name intangible which are being amortized on an accelerated basis, and also book of business intangible that is being amortized on a straight-line basis over the useful life of such assets.  The net carrying amount of the core deposit intangible, the trade name intangible, and the book of business intangible at December 31, 2021 was $62,000, $5,000, and $413,000 respectively, with $1,819,000, $128,000, and $607,000 accumulated amortization as of that date.

As of December 31, 2021, the estimated future amortization expense for the core deposit and trade name intangible was:

(In Thousands)	Core Deposit Intangible	Trade Name Intangible	Book of Business Intangible	Total
2022	$48	$4	$102	$154
2023	14	1	102	117
2024	—	—	102	102
2025	—	—	102	102
2026	—	—	5	5
	$62	$5	$413	$480

NOTE 9 - DEPOSITS

Time deposits of $250,000 or more totaled approximately $54,343,000 on December 31, 2021 and $40,241,000 on December 31, 2020.

At December 31, 2021, the scheduled maturities on time deposits of $100,000 or more are as follows:

(In Thousands)	2021
Three months or less	$27,500
Three months to six months	37,947
Six months to twelve months	20,456
Over twelve months	37,711
Total	$123,614

Total time deposit maturities are as follows at December 31, 2021:

(In Thousands)	2021
2022	$136,281
2023	33,816
2024	23,311
2025	9,081
2026	1,524
Thereafter	1,354
Total	$205,367

Total deposits at December 31, 2021 and 2020 are as follows:

	2021	2020
(In Thousands)	Amount	Amount
Noninterest-bearing	$494,360	$449,357
Savings	236,312	209,924
Super Now	366,399	287,775
Money Market	318,877	283,742
Time	205,367	263,645
Total deposits	$1,621,315	$1,494,443

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and primarily FHLB advances, which generally represent overnight or less than six month borrowings.  In addition to the outstanding balances noted below, the Banks also have additional lines of credit totaling $100,000,000 available from correspondent banks other than the FHLB.  The outstanding balances and related information for short-term borrowings are summarized as follows at December 31, 2021, 2020, and 2019:

(In Thousands)	2021	2020	2019
Repurchase Agreements:
Balance at year end	$5,747	$5,244	$4,920
Maximum amount outstanding at any month end	9,757	18,468	10,097
Average balance outstanding during the year	7,178	10,669	5,971
Weighted-average interest rate:
At year end	0.12%	0.14%	0.22%
Paid during the year	0.13%	0.20%	0.18%
Overnight:
Balance at year end	$—	$—	$—
Maximum amount outstanding at any month end	—	13,778	120,540
Average balance outstanding during the year	—	1,991	28,926
Weighted-average interest rate:
At year end	—%	—%	—%
Paid during the year	—%	1.09%	2.70%
We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2021 and December 31, 2020 is presented in the following tables.

	2021	2020
	Remaining Contractual Maturity of the Agreements
(In Thousands)	Overnight and Continuous	Overnight and Continuous
Repurchase Agreements:
State and political securities	$7,871	$10,672
Other debt securities	1,010	1,000
Total carrying value of collateral pledged	$8,881	$11,672

Total liability recognized for repurchase agreements	$5,747	$5,244

NOTE 11 - LONG-TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2021 and 2020:

(In Thousands)		Weighted Average Interest Rate		Stated Interest Rate Range
Description	Maturity	2021	2020	From	To	2021	2020
Fixed	2021	—%	2.73%	2.46%	3.00%	$—	$30,000
Fixed	2022	2.24%	2.24%	1.98%	2.56%	23,000	23,000
Fixed	2023	2.60%	2.60%	1.84%	3.10%	25,000	25,000
Fixed	2024	2.24%	2.24%	1.50%	2.96%	40,000	40,000
Fixed	2025	1.62%	1.62%	1.14%	1.88%	30,000	30,000
Total Fixed		2.16%	2.32%			118,000	148,000
Total		2.16%	2.32%			$118,000	$148,000

(In Thousands) Year Ending December 31,	Amount	Weighted Average Rate
2022	$23,000	2.24%
2023	25,000	2.60%
2024	40,000	2.24%
2025	30,000	1.62%
	$118,000	2.16%

The Banks maintain a credit arrangement which includes a revolving line of credit with the FHLB.  Under this credit arrangement, at December 31, 2021, JSSB has a remaining borrowing capacity of $243,939,000 and Luzerne has a remaining capacity of $184,759,000, which are subject to annual renewal and typically incur no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of each Bank which consist principally of first mortgage loans and state and political securities, along with other securities. Total outstanding letters of credit at December 31, 2021 with the FHLB for JSSB are $40,200,000 while Luzerne has $0 outstanding.

NOTE 12 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset position at December 31, 2021 and 2020:

(In Thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$2,997	$2,910
Deferred compensation	1,655	1,554
Lease liability	2,324	1,844
Defined pension	—	74
Fair value adjustment on equity securities	9	54
Capital loss carryforward	211	—
Other	961	566
Total	8,157	7,002
Deferred tax liabilities:
Lease right of use asset	2,203	1,790
Defined pension	872	—
Unrealized gain on available for sale securities	630	1,253
Investment security accretion	118	119
Deferred loan fees and discounts	63	215
Depreciation	533	511
Amortization	581	588
Valuation allowance	211	—
Total	5,211	4,476
Deferred tax asset, net	$2,946	$2,526

A valuation allowance was established on the $1,003,000 of capital loss carryforwards in 2021. There were no other valuation allowances established at December 31, 2021 and 2020, because of the Corporation’s ability to carry back losses to recover taxes paid in previous years and certain tax strategies, together with the anticipated future taxable income as evidenced by the Corporation’s earning potential. The Corporation is no longer subject to federal, state, and local examinations by tax authorities for years before 2018.

The provision or benefit for income taxes is comprised of the following for the year ended December 31, 2021, 2020, and 2019:

(In Thousands)	2021	2020	2019
Currently payable	$4,153	$3,165	$2,324
Deferred (benefit) expense	(359)	309	814
Total provision	$3,794	$3,474	$3,138

A reconciliation between the expected income tax or benefit and the effective income tax rate on income before income tax provision or benefit follows for the year ended December 31, 2021, 2020, and 2019:

	2021		2020		2019
(In Thousands)	Amount	%	Amount	%	Amount	%
Provision at expected rate	$4,167	21.00%	$3,927	21.00%	$3,953	21.00%
(Decrease) increase in tax resulting from:
Tax-exempt income	(520)	(2.62)	(475)	(2.54)	(547)	(2.91)
Tax credits	—	—	—	—	(184)	(0.98)
Other, net	147	0.74	22	0.12	(84)	(0.44)
Effective income tax provision and rate	$3,794	19.12%	$3,474	18.58%	$3,138	16.67%

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

The following table sets forth the obligation and funded status as of December 31, 2021 and 2020:

(In Thousands)	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$23,553	$21,456
Interest cost	509	641
Actuarial (gain) loss	(269)	160
Benefits paid	(896)	(887)
Change in actuarial assumptions	(974)	2,183
Benefit obligation at end of year	$21,923	$23,553

Change in plan assets:
Fair value of plan assets at beginning of year	$23,484	$19,901
Actual return on plan assets	2,785	2,967
Employer contribution	700	1,500
Benefits paid	(896)	(887)
Adjustment to fair value of plan assets	—	3
Fair value of plan assets at end of year	26,073	23,484
Funded status	$4,150	$(69)

Accounts recognized on balance sheet as:
Total liabilities	$4,150	$(69)

Amounts not yet recognized as a component of net periodic pension cost:
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$4,412	$7,084

The accumulated benefit obligation for the Plan was $21,923,000 and $23,553,000 at December 31, 2021 and 2020, respectively.

Components of Net Periodic Cost and Other Amounts Recognized in Other Comprehensive Income (Loss) as of December 31, 2021, 2020, and 2019 are as follows:

(In Thousands)	2021	2020	2019
Net periodic pension cost:
Service cost	$—	$—	$—
Interest cost	509	641	763
Expected return on plan assets	(1,542)	(1,274)	(995)
Amortization of unrecognized net loss	186	185	187
Net periodic (benefit) cost	$(847)	$(448)	$(45)

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31, 2021, 2020, and 2019:

	2021	2020	2019
Discount rate	2.61%	2.24%	3.04%
Rate of compensation increase	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Discount rate	2.24%	3.04%	4.10%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Plan’s weighted-average asset allocations at December 31, 2021 and 2020 by asset category are as follows:

Asset Category	2021	2020
Cash	5.09%	3.62%
Fixed income securities	12.29%	12.99%
Equity	68.76%	69.06%
Inflation Hedges/Real Assets	5.23%	5.16%
Hedged Strategies	8.63%	9.17%
Total	100.00%	100.00%

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

The following table sets forth by level, within the fair value hierarchy detailed in Note 21 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2021 and 2020:

	2021
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$1,326	$—	$—	$1,326
Mutual funds - taxable fixed income	3,205	—	—	3,205
Mutual funds - domestic equity	11,422	—	—	11,422
Mutual funds - international equity	6,505	—	—	6,505
Inflation Hedges/Real Assets	1,364	—	—	1,364
Hedged Strategies	2,251	—	—	2,251
Total assets at fair value	$26,073	$—	$—	$26,073

	2020
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$850	$—	$—	$850
Mutual funds - taxable fixed income	3,051	—	—	3,051
Mutual funds - domestic equity	11,325	—	—	11,325
Mutual funds - international equity	4,889	—	—	4,889
Inflation Hedges/Real Assets	1,214	—	—	1,214
Hedged Strategies	2,155	—	—	2,155
Total assets at fair value	$23,484	$—	$—	$23,484

The following future benefit payments are expected to be paid:

(In Thousands)
2022	$1,005
2023	1,068
2024	1,071
2025	1,125
2026	1,181
2027-2031	6,034
$11,484

The Corporation does not expect to contribute to its Pension Plan in 2022.

401(k) Savings Plan

The Corporation also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Corporation may make matching contributions equal to a discretionary percentage that is determined by the Board of Directors.  Participants are at all times fully vested in their contributions and vest over a period of five years regarding the employer contribution.  Contribution expense was approximately $500,000, $502,000, and $490,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

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

To fund benefits under the deferred compensation plan, the Corporation has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Corporation. The Corporation incurred expenses related to the plan of $463,000, $431,000, and $408,000 for the years ended December 31, 2021, 2020, and 2019, respectively.  Benefits paid under the plan were approximately $57,000, $57,000, and $57,000 in 2021, 2020, and 2019, respectively.

NOTE 14 - STOCK OPTIONS

In 2020, the Corporation adopted the 2020 Equity Incentive Plan which replaced the 2014 Equity Incentive Plan. The Equity Incentive Plans are designed to help the Corporation attract, retain, and motivate employees and non-employee directors. Incentive stock options, non-qualified stock options, and restricted stock may be granted as part of the plan.

On March 15, 2019, the Corporation issued 240,000 stock options with a strike price of $28.01. Of the options issued during 2019, 120,900 have a three year vesting period while the remaining 119,100 have a five year vesting period and all options expire ten years after issuance. On March 11, 2020 a total of 238,500 options were issued by the Corporation with a strike price of $25.34. Of the 238,500 options granted, 119,300 of the options have a three year vesting period with the remaining 119,200 options vesting in five years. On April 9, 2021 a total of 234,500 options were issued by the Corporation with a strike price of $24.23. Of the 234,500 options granted, 156,500 of the options have a three year vesting period with the remaining 78,000 options vesting in five years.

A summary of stock option activity for the year ended December 31, 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	395,550	$30.08	8.97	$4,019,522
Granted	240,000	28.01	9.21
Exercised	—	—
Forfeited	(9,750)	29.64
Expired	—	—
Outstanding at December 31, 2019	625,800	29.29	8.97	3,923,463
Granted	238,500	25.34	9.21
Exercised	—	—
Forfeited	(23,025)	29.44
Expired	—	—
Outstanding at December 31, 2020	841,275	28.17	7.93	159,795
Granted	234,500	24.23	9.28
Exercised	—	—
Forfeited	(41,250)	29.30
Expired	—	—
Outstanding at December 31, 2021	1,034,525	$27.23	7.48	$—

Options exercisable at December 31, 2021	172,500	$29.71	5.55	$—

On December 31, 2021, a total of 1,034,525 options were outstanding. Outstanding options at December 31, 2021 and the related vesting schedules are summarized below:

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
April 9, 2021	156,500	—	156,500	$24.23	3 years	10 years
April 9, 2021	78,000	—	78,000	24.23	5 years	10 years
March 11, 2020	119,300	—	119,300	25.34	3 years	10 years
March 11, 2020	119,200	—	119,200	25.34	5 years	10 years
March 15, 2019	120,900	(14,850)	106,050	28.01	3 years	10 years
March 15, 2019	119,100	(14,400)	104,700	28.01	5 years	10 years
August 24, 2018	75,300	(11,550)	63,750	30.67	3 years	10 years
August 24, 2018	149,250	(23,100)	126,150	30.67	5 years	10 years
January 5, 2018	18,750	—	18,750	30.07	3 years	10 years
January 5, 2018	18,750	—	18,750	30.07	5 years	10 years
March 24, 2017	69,375	(11,250)	58,125	29.47	3 years	10 years
March 24, 2017	35,625	(2,250)	33,375	29.47	5 years	10 years
August 27, 2015	58,125	(26,250)	31,875	28.02	5 years	10 years

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during 2021, 2020, and 2019:

	2021	2020	2019
Risk-free interest rate	0.82%	1.32%	2.49%
Expected volatility	36.56%	28.29%	23.61%
Expected dividend yield	5.38%	5.77%	4.16%
Expected life	6.84 years	7.00 years	7.00 years
Weighted average grant date fair value per option	$4.72	$3.80	$4.05

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

For the years ended December 31, 2021, 2020, and 2019 there was $960,000, $854,000, and $680,000 in total share-based compensation expense, respectively. The compensation expense is recorded as part of the non-interest expenses in the Consolidated Statement of Income.

As of December 31, 2021, total unrecognized compensation costs related to non-vested options was $1,865,000 which is expected to be recognized over a period of 2.42 years. Exercisable stock awards at December 31, 2021 were 172,500 with a weighted average remaining exercisable contractual life of 5.55 years.

NOTE 15 - EMPLOYEE STOCK PURCHASE PLAN

The Corporation maintains the Penns Woods Bancorp, Inc. Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Corporation. The Plan allows for up to 1,500,000 shares to be purchased by employees.  The purchase price of the shares is 95% of fair value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in fair value annually. There were 3,850 and 3,972 shares issued under the plan for the years ended December 31, 2021 and 2020, respectively.

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

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31, 2021 and 2020:

(In Thousands)	Beginning Balance	New Loans	Other	Repayments	Ending Balance
2020	$14,374	$12,956	$—	$(11,084)	$16,246
2021	16,246	10,546	(3,177)	(11,249)	12,366

Loan balances that are no longer considered part of a related party relationship are shown as other activity.

Deposits from related parties held by the Banks amounted to $27,669,000 at December 31, 2021 and $25,520,000 at December 31, 2020.

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2021 and 2020:

(In Thousands)	2021	2020
Commitments to extend credit	$184,364	$198,512
Standby letters of credit	7,027	10,120
Credit exposure from the sale of assets with recourse	10,248	9,182

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

As of December 31, 2021 and 2020, the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, common equity tier I risk-based, tier I risked-based, total risk-based, and tier I leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively.

The Corporation’s and the Banks' actual capital ratios (using the definitions from the prompt corrective action rules) are presented in the following tables, which shows that the Corporation and both Banks met all regulatory capital requirements.

Consolidated Corporation

	2021		2020
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$156,439	10.791%	$147,887	11.267%
For Capital Adequacy Purposes	65,237	4.500%	59,066	4.500%
Minimum To Maintain Capital Conservation Buffer	101,480	7.000%	91,880	7.000%
To Be Well Capitalized	94,232	6.500%	85,317	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$170,708	11.776%	$159,490	12.151%
For Capital Adequacy Purposes	115,970	8.000%	105,005	8.000%
Minimum To Maintain Capital Conservation Buffer	152,211	10.500%	137,820	10.500%
To Be Well Capitalized	144,963	10.000%	131,257	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$156,439	10.791%	$147,887	11.267%
For Capital Adequacy Purposes	86,983	6.000%	78,754	6.000%
Minimum To Maintain Capital Conservation Buffer	123,226	8.500%	111,568	8.500%
To Be Well Capitalized	115,977	8.000%	105,005	8.000%
Tier I Capital (to Average Assets)
Actual	$156,439	8.397%	$147,887	8.436%
For Capital Adequacy Purposes	74,521	4.000%	70,122	4.000%
To Be Well Capitalized	93,152	5.000%	87,652	5.000%

Jersey Shore State Bank

	2021		2020
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$110,682	10.337%	$103,812	10.906%
For Capital Adequacy Purposes	48,183	4.500%	42,835	4.500%
Minimum To Maintain Capital Conservation Buffer	74,952	7.000%	66,632	7.000%
To Be Well Capitalized	69,598	6.500%	61,872	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$121,094	11.309%	$112,862	11.857%
For Capital Adequacy Purposes	85,662	8.000%	76,149	8.000%
Minimum To Maintain Capital Conservation Buffer	112,431	10.500%	99,945	10.500%
To Be Well Capitalized	107,078	10.000%	95,186	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$110,682	10.337%	$103,812	10.906%
For Capital Adequacy Purposes	64,244	6.000%	57,113	6.000%
Minimum To Maintain Capital Conservation Buffer	91,013	8.500%	80,910	8.500%
To Be Well Capitalized	85,659	8.000%	76,150	8.000%
Tier I Capital (to Average Assets)
Actual	$110,682	8.326%	$103,812	8.062%
For Capital Adequacy Purposes	53,174	4.000%	51,507	4.000%
To Be Well Capitalized	66,468	5.000%	64,384	5.000%

Luzerne Bank

	2021		2020
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$42,291	11.164%	$40,206	11.156%
For Capital Adequacy Purposes	17,047	4.500%	16,218	4.500%
Minimum To Maintain Capital Conservation Buffer	26,517	7.000%	25,228	7.000%
To Be Well Capitalized	24,623	6.500%	23,426	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$46,148	12.182%	$42,759	11.865%
For Capital Adequacy Purposes	30,306	8.000%	28,830	8.000%
Minimum To Maintain Capital Conservation Buffer	39,776	10.500%	37,840	10.500%
To Be Well Capitalized	37,882	10.000%	36,038	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$42,291	11.164%	$40,206	11.156%
For Capital Adequacy Purposes	22,729	6.000%	21,624	6.000%
Minimum To Maintain Capital Conservation Buffer	32,199	8.500%	30,634	8.500%
To Be Well Capitalized	30,305	8.000%	28,832	8.000%
Tier I Capital (to Average Assets)
Actual	$42,291	7.537%	$40,206	7.860%
For Capital Adequacy Purposes	22,444	4.000%	20,461	4.000%
To Be Well Capitalized	28,056	5.000%	25,576	5.000%

NOTE 19 - REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks. Accordingly, at December 31, 2021, the balance in the additional paid in capital account totaling $11,657,000 for JSSB and $42,214,000 for Luzerne is unavailable for dividends.

The Banks are subject to regulatory restrictions, which limit the ability to loan funds to Penns Woods Bancorp, Inc. At December 31, 2021, the regulatory lending limit amounted to approximately $25,086,000.

Cash and Due from Banks

JSSB and Luzerne had no reserve requirements by the district Federal Reserve Bank at December 31, 2021 or 2020; however, if they did they would be reported with cash and due from banks. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of December 31, 2021 and 2020, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2021
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$1,747	$—	$1,747
State and political securities	—	116,658	—	116,658
Other debt securities	—	48,005	—	48,005
Investment equity securities:
Other equity securities	1,251	—	—	1,251
Investment securities, trading:
Other equity securities	37	—	—	37

	2020
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$2,141	$—	$2,141
State and political securities	—	108,013	—	108,013
Other debt securities	—	52,107	—	52,107
Investment equity securities:
Other equity securities	1,288	—	—	1,288
Investment securities, trading:
Other equity securities	40	—	—	40

The following table presents the assets reported on the balance sheet at their fair value on a non-recurring basis as of December 31, 2021 and 2020, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2021
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$12,962	$12,962
Other real estate owned	—	—	83	83

	2020
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$15,648	$15,648
Other real estate owned	—	—	401	401

The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of December 31, 2021 and 2020:

	2021
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$10,602	Discounted cash flow	Temporary reduction in payment amount	3% to (70)%	(9)%
			Probability of default	—%
	2,360	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (34)%	(15)%
Other real estate owned	$83	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%

	2020
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$8,624	Discounted cash flow	Temporary reduction in payment amount	17% to 6%	(18)%
			Probability of default	—%
	7,024	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (30)%	(8)%
Other real estate owned	$401	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Corporation is required to disclose fair values for its financial instruments.  Fair values are made at a specific point in time, based on relevant market information and information about the financial instrument.  These fair values do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument.  Also, it is the Corporation’s general practice and intention to hold most of its financial instruments to maturity and not to engage in trading or sales activities.  Because no market exists for a significant portion of the Corporation’s financial instruments, fair values are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions can significantly affect the fair values. The carrying amounts for cash and cash equivalents, restricted investments in bank stock, bank-owned life insurance, non-time deposits, accrued interest receivable and payable approximate fair value and are considered Level I measurements.

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

The fair values of the Corporation’s financial instruments not required to be measured or reported at fair value are as follows at December 31, 2021 and 2020:

			Fair Value Measurements at December 31, 2021
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Loans held for sale	$3,725	$3,725	$3,725	$—	$—
Loans, net	1,377,971	1,379,787	—	—	1,379,787

Financial liabilities:
Time deposits	$205,367	$204,512	$—	$—	$204,512
Short-term borrowings	5,747	5,747	5,747	—	—
Long-term borrowings	125,963	127,679	—	—	127,679

			Fair Value Measurements at December 31, 2020
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Loans held for sale	$5,239	$5,239	$5,239	$—	$—
Loans, net	1,330,524	1,339,993	—	—	1,339,993

Financial liabilities:
Time deposits	$263,645	$266,840	$—	$—	$266,840
Short-term borrowings	5,244	5,244	5,244	—	—
Long-term borrowings	153,475	159,575	—	—	159,575

NOTE 22 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial information for Penns Woods Bancorp, Inc. follows:

CONDENSED BALANCE SHEET, DECEMBER 31,

(In Thousands)	2021	2020
ASSETS:
Cash	$680	$1,397
Investment in subsidiaries:
Bank	168,808	160,273
Non-bank	1,620	1,558
Other assets	1,247	1,030
Total Assets	$172,355	$164,258
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Other liabilities	$81	$116
Shareholders’ equity	172,274	164,142
Total liability and shareholders’ equity	$172,355	$164,258

CONDENSED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2021	2020	2019
Operating income:
Dividends from subsidiaries	$9,041	$11,276	$10,326
Equity in undistributed earnings of subsidiaries	8,840	5,684	6,906
Operating expenses	(1,848)	(1,754)	(1,560)
Net income	$16,033	$15,206	$15,672
Comprehensive income	$15,803	$17,101	$19,531

CONDENSED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

(In Thousands)	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$16,033	$15,206	$15,672
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(8,840)	(5,684)	(6,906)
Stock based compensation recognized in earnings	960	854	680
Other, net	(195)	(457)	(269)
Net cash provided by operating activities	7,958	9,919	9,177
INVESTING ACTIVITIES:
Investments in subsidiaries	—	—	(350)
Acquisition of minority interest	(25)	—	—
Net cash provided by investing activities	(25)	—	(350)
FINANCING ACTIVITIES:
Dividends paid	(9,041)	(9,020)	(8,876)
Issuance of common stock	408	247	89
Distribution of non-controlling interest	(17)	(36)	—
Net cash used for financing activities	(8,650)	(8,809)	(8,787)
NET (DECREASE) INCREASE IN CASH	(717)	1,110	40
CASH, BEGINNING OF YEAR	1,397	287	247
CASH, END OF YEAR	$680	$1,397	$287

NOTE 23 - CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, Except Per Share Data)	For the Three Months Ended
2021	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$14,595	$14,406	$14,714	$14,699
Interest expense	2,525	2,311	2,082	1,778
Net interest income	12,070	12,095	12,632	12,921
Provision for loan losses	515	350	75	(300)
Non-interest income, excluding securities gains	2,495	2,769	2,911	2,835
Securities gains, net	119	140	40	360
Non-interest expense	9,951	10,248	10,447	10,259
Income before income tax provision	4,218	4,406	5,061	6,157
Income tax provision	771	813	932	1,278
Consolidated net income	$3,447	$3,593	$4,129	$4,879
Earnings per share - basic	$0.49	$0.51	$0.58	$0.69
Earnings per share - diluted	$0.49	$0.51	$0.58	$0.69

(In Thousands, Except Per Share Data)	For the Three Months Ended
2020	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$16,161	$16,044	$15,387	$15,046
Interest expense	4,000	3,794	3,542	3,079
Net interest income	12,161	12,250	11,845	11,967
Provision for loan losses	750	645	645	585
Non-interest income, excluding securities gains	2,409	2,423	3,024	2,701
Securities gains (losses), net	28	198	1,011	374
Non-interest expense	10,110	9,611	9,707	9,640
Income before income tax provision	3,738	4,615	5,528	4,817
Income tax provision	661	851	1,051	911
Consolidated net income	$3,077	$3,764	$4,477	$3,906
Earnings per share - basic	$0.44	$0.53	$0.63	$0.56
Earnings per share - diluted	$0.44	$0.53	$0.63	$0.56

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

Topic 606 does not apply to revenue associated with interest income on financial instruments, including loans and securities. Additionally, certain noninterest income streams such as certain credit and debit card fees, income from bank owned life insurance, and gain and losses on sales of loans, equity, lending, and investment securities are out of scope of Topic 606.

Topic 606 is applicable to noninterest revenue streams such as service charges on deposit accounts, merchant income, wire transfer income, check cashing fees, check printing fees, safe deposit box rental fees, life insurance, broker fee's, and brokerage commissions. These revenue streams are largely transactional based and revenue is recognized upon completion of transaction.

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

Debit Card Fees

Interchange fees are one source of debit and credit card income that is comprised of an amount merchants pay card-issuing banks for the processing of their electronic transactions as a form of payment. ATM service charges, check card usage, and POS debit card transactions generate interchange and debit card income. Per Topic 606 interchange and debit card transaction fees are reported net of related network costs. See Note 1 - Recent Accounting Pronouncements. Prior to the adoption of Topic 606, non-interest expense included network costs. Interchange and debit card transaction fees at December 31, 2021, 2020, and 2019 are reported on a net basis of $1,511,000 $1,280,000, and $1,378,000, respectively. The below table compares gross interchange and debit card transaction fees net network costs for 2021, 2020, and 2019:

(In Thousands)	2021	2020	2019
Debit card transaction fees	$2,684	$1,775	$1,876
Other processing service fees	236	306	282
Gross interchange and card based transaction fees	2,920	2,081	2,158
Network costs	1,409	801	780
Net interchange and card based transaction fees	$1,511	$1,280	$1,378

NOTE 25 - LEASES

The following table shows finance lease right of use assets and finance lease liabilities as of December 31, 2021:

(In Thousands)	Statement of Financial Condition classification	December 31, 2021	December 31, 2020
Finance lease right of use assets	Premises and equipment, net	$7,435	$5,257
Finance lease liabilities	Long-term borrowings	7,963	5,475
The following table shows the components of finance and operating lease expense for the year ended December 31, 2021.

(In Thousands)	2021	2020	2019

Finance Lease Cost:
Amortization of right-of-use asset	$474	$199	$254
Interest expense	257	212	224
Operating lease cost	297	318	393
Total Lease Cost	$1,028	$729	$871

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(In Thousands)	Operating	Finance
2022	$291	$420
2023	265	421
2024	254	427
2025	257	929
2026	260	387
2027 and thereafter	2,568	9,277
Total undiscounted cash flows	3,895	11,861
Discount on cash flows	(997)	(3,898)
Total lease liability	$2,898	$7,963
The following table shows the weighted average remaining lease term and weighted average discount rate for both operating and finance leases outstanding as of December 31, 2021.

	Operating	Finance
Weighted-average term (years)	17.6	24.4
Weighted-average discount rate	3.53%	3.20%

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A    CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer along with the Corporation’s President and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2021 of the design and operation of the Corporation’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, the Corporation’s Chief Executive Officer along with the Corporation’s President and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2021.

There have been no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021. Management’s assessment did not identify any material weaknesses in the Corporation’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework" issued by COSO in May 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2021, the Corporation’s internal control over financial reporting was effective.

S.R. Snodgrass, P.C. (U.S. PCAOB Auditor Firm I.D.:74) an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K.

Date:	March 8, 2022	/s/ Richard A. Grafmyre	/s/ Brian L. Knepp
		Chief Executive Officer	President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Penns Woods Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Basis for Opinion

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

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter
The Company’s loan portfolio totaled $1.4 billion as of December 31, 2021, and the associated ALL was $14.2 million. As discussed in Notes 1 and 6 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio mix, trends in loan delinquencies and classified loans, collateral values, and concentrations of credit risk for the commercial loan portfolios.

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

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data, third-party macroeconomic data, and peer bank data and considered the existence of new or contrary information. We also compared the ALL to a range of historical losses to evaluate the ALL, including the reasonableness of qualitative adjustments. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

We have served as the Company’s auditor since 1999.

Cranberry Township, Pennsylvania
March 8, 2022

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information appearing under the captions “The Board of Directors and its Committees,” “Election of Directors,” “Information as to Nominees and Directors,” “Delinquent Section 16(a) Reports,” “Principal Officers of the Corporation,” and “Certain Transactions” in the Corporation’s Proxy Statement for the Corporation’s 2022 annual meeting of shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following tables provide certain information regarding securities issued or issuable under the Corporation’s equity compensation plan as of December 31, 2021:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	1,034,525	$27.23	515,500
Equity compensation plan not approved by security holders	—	—	—
Total	1,034,525	$27.23	515,500

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

(b) Exhibits:

(3)(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018).
(3)(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
(4)(i)	Description of Capital Securities
(10)(i)	Form of First Amendment to the Jersey Shore State Bank Amendment and Restatement of the Director Fee Agreement, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 29, 2006).
(10)(ii)	Employment Agreement, dated December 31, 2018, among Penns Woods Bancorp, Inc. and Brian L. Knepp (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 31, 2018).*
(10)(iii)	Amended and Restated Employment Agreement, dated March 9, 2021, between Penns Woods Bancorp, Inc. and Richard A. Grafmyre (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 10, 2021).*
(10)(iv)	Employment Agreement, dated February 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Aron M. Carter (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).*
(10)(v)	Employment Agreement, dated February 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Michelle M. Karas (incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).*
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

(10)(viii)	Penns Woods Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's definitive proxy statement filed on March 23, 2020).
(10)(ix)	Penns Woods Bancorp, Inc. 2020 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Registrant's definitive proxy statement filed on March 23, 2020).
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31)(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31)(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32)(i)	Section 1350 Certification of Chief Executive Officer.
(32)(ii)	Section 1350 Certification of Principal Financial Officer.
Exhibit 101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2021 and December 31, 2020; (ii) the Consolidated Statement of Income for the years ended December 31, 2021, 2020, and 2019; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020, and 2019; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2021, 2020, and 2019; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

* Denotes compensatory plan or arrangement.

EXHIBIT INDEX

(4) (i)	Description of Capital Securities
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31) (i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31) (ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32) (i)	Section 1350 Certification of Chief Executive Officer.
(32) (ii)	Section 1350 Certification of Principal Financial Officer.
Exhibit 101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2021 and December 31, 2020; (ii) the Consolidated Statement of Income for the years ended December 31, 2021, 2020, and 2019; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020, and 2019; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2021, 2020, and 2019; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 8, 2022	PENNS WOODS BANCORP, INC.
/s/ Richard A. Grafmyre
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer and Director	March 8, 2022
(Principal Executive Officer)

/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 8, 2022

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Chairman of the Board	March 8, 2022

/s/ Daniel K. Brewer
Daniel K. Brewer, Director	March 8, 2022

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 8, 2022

/s/ William J. Edwards
William J. Edwards, Director	March 8, 2022

/s/ James M. Furey, II
James M. Furey, II, Director	March 8, 2022

/s/ D. Michael Hawbaker
D. Michael Hawbaker, Director	March 8, 2022

/s/ Cameron W. Kephart
Cameron W. Kephart, Director	March 8, 2022

/s/ Leroy H. Keiler, III
Leroy H. Keiler, III, Director	March 8, 2022

/s/ Joseph E. Kluger
Joseph E. Kluger, Director	March 8, 2022

/s/ Charles E. Kranich, II
Charles E. Kranich, III, Director	March 8, 2022

/s/ Robert Q. Miller
Robert Q. Miller, Director	March 8, 2022

/s/ John G. Nackley
John G. Nackley, Director	March 8, 2022

/s/ Jill F. Schwartz
Jill F. Schwartz, Director	March 8, 2022

/s/ William H. Rockey
William H. Rockey, Director	March 8, 2022

/s/ Ronald A. Walko
Ronald A. Walko, Director	March 8, 2022