Form 10-Q
period 2022-03-31
PENNS WOODS BANCORP INC
filed 2022-05-10
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2022.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
On May 1, 2022 there were 7,058,369 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share And Per Share Data)	2022	2021
ASSETS:
Noninterest-bearing balances	$25,717	$19,233
Interest-bearing balances in other financial institutions	143,086	194,629
Federal funds sold	50,000	50,000
Total cash and cash equivalents	218,803	263,862

Investment debt securities, available for sale, at fair value	175,674	166,410
Investment equity securities, at fair value	1,193	1,251
Investment securities, trading	36	37
Restricted investment in bank stock, at fair value	13,795	14,531
Loans held for sale	1,360	3,725
Loans	1,405,966	1,392,147
Allowance for loan losses	(14,023)	(14,176)
Loans, net	1,391,943	1,377,971
Premises and equipment, net	33,259	34,025
Accrued interest receivable	8,129	8,048
Bank-owned life insurance	33,953	33,768
Investment in limited partnerships	4,600	4,607
Goodwill	17,104	17,104
Intangibles	437	480
Operating lease right-of-use asset	2,795	2,851
Deferred tax asset	4,569	2,946
Other assets	9,159	9,193
TOTAL ASSETS	$1,916,809	$1,940,809

LIABILITIES:
Interest-bearing deposits	$1,098,265	$1,126,955
Noninterest-bearing deposits	514,130	494,360
Total deposits	1,612,395	1,621,315

Short-term borrowings	6,634	5,747
Long-term borrowings	112,918	125,963
Accrued interest payable	471	651
Operating lease liability	2,847	2,898
Other liabilities	13,117	11,961
TOTAL LIABILITIES	1,748,382	1,768,535

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $5.55, 22,500,000 shares authorized; 7,554,567 and 7,550,272 shares issued; 7,074,342 and 7,070,047 outstanding	41,969	41,945
Additional paid-in capital	54,191	53,795
Retained earnings	90,928	89,761
Accumulated other comprehensive loss:
Net unrealized (loss) gain on available for sale securities	(3,074)	2,373
Defined benefit plan	(3,472)	(3,485)
Treasury stock at cost, 480,225	(12,115)	(12,115)
TOTAL SHAREHOLDERS' EQUITY	168,427	172,274
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,916,809	$1,940,809
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$13,038	$13,345
Investment securities:
Taxable	737	819
Tax-exempt	164	171
Dividend and other interest income	336	260
TOTAL INTEREST AND DIVIDEND INCOME	14,275	14,595
INTEREST EXPENSE:
Deposits	788	1,684
Short-term borrowings	1	2
Long-term borrowings	633	839
TOTAL INTEREST EXPENSE	1,422	2,525
NET INTEREST INCOME	12,853	12,070
PROVISION FOR LOAN LOSSES	150	515
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,703	11,555
NON-INTEREST INCOME:
Service charges	495	383
Net debt securities (losses) gains, available for sale	(2)	138
Net equity losses	(58)	(23)
Net securities (losses) gains, trading	(1)	4
Bank-owned life insurance	170	173
Gain on sale of loans	345	908
Insurance commissions	170	157
Brokerage commissions	200	219
Loan broker commissions	541	181
Debit card income	345	380
Other	207	94
TOTAL NON-INTEREST INCOME	2,412	2,614
NON-INTEREST EXPENSE:
Salaries and employee benefits	6,264	5,598
Occupancy	910	976
Furniture and equipment	892	809
Software amortization	253	198
Pennsylvania shares tax	389	352
Professional fees	538	583
Federal Deposit Insurance Corporation deposit insurance	202	221
Marketing	64	63
Intangible amortization	43	53
Other	1,452	1,098
TOTAL NON-INTEREST EXPENSE	11,007	9,951
INCOME BEFORE INCOME TAX PROVISION	4,108	4,218
INCOME TAX PROVISION	676	771
CONSOLIDATED NET INCOME	$3,432	$3,447
Less: Net income attributable to noncontrolling interest	—	6
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$3,432	$3,441
EARNINGS PER SHARE - BASIC	$0.49	$0.49
EARNINGS PER SHARE - DILUTED	$0.49	$0.49
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,072,575	7,055,116
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,072,575	7,055,116
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2022	2021
Net Income	$3,432	$3,441
Other comprehensive income loss:
Change in unrealized loss on available for sale securities	(6,897)	(1,911)
Tax effect	1,448	401
Net realized loss (gain) on available for sale securities included in net income	2	(138)
Tax effect	—	29
Amortization of unrecognized pension gain	17	46
Tax effect	(4)	(10)
Total other comprehensive loss	(5,434)	(1,583)
Comprehensive (loss) income	$(2,002)	$1,858

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2021	7,550,272	$41,945	$53,795	$89,761	$(1,112)	$(12,115)		$172,274
Net income				3,432				3,432
Other comprehensive loss					(5,434)			(5,434)
Stock-based compensation			315					315
Dividends declared ($0.32 per share)				(2,265)				(2,265)
Common shares issued for employee stock purchase plan	880	5	16					21
Director Compensation Plan	3,415	19	65					84
Balance, March 31, 2022	7,554,567	$41,969	$54,191	$90,928	$(6,546)	$(12,115)	$—	$168,427

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2020	7,532,576	$41,847	$52,523	$82,769	$(882)	$(12,115)	$4	$164,146
Net income				3,441			6	3,447
Other comprehensive loss					(1,583)			(1,583)
Stock-based compensation			220					220
Dividends declared ($0.32 per share)				(2,262)				(2,262)
Common shares issued for employee stock purchase plan	939	5	15					20
Director Compensation Plan	3,727	21	60					81
Distributions to noncontrolling interest							(6)	(6)
Balance, March 31, 2021	7,537,242	$41,873	$52,818	$83,948	$(2,465)	$(12,115)	$4	$164,063

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2022	2021
OPERATING ACTIVITIES:
Net Income	$3,432	$3,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	948	839
Write down of leasehold improvements	254	—
Amortization of intangible assets	43	53
Provision for loan losses	150	515
Stock based compensation	315	220
Accretion and amortization of investment security discounts and premiums	343	251
Net securities losses (gains), available for sale	2	(138)
Originations of loans held for sale	(9,140)	(26,658)
Proceeds of loans held for sale	11,850	30,237
Gain on sale of loans	(345)	(908)
Net equity securities losses	58	23
Net securities losses (gains), trading	1	(4)
Security trades payable	1,290	—
Earnings on bank-owned life insurance	(170)	(173)
Increase in deferred tax asset	(175)	(761)
Other, net	(1,766)	2,447
Net cash provided by operating activities	7,090	9,390
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	90	11,372
Proceeds from calls and maturities of available for sale securities	920	3,428
Purchases of available for sale securities	(16,251)	(21,955)
Net (increase) decrease in loans	(14,175)	8,312
Acquisition of premises and equipment	(92)	(197)
Proceeds from the sale of foreclosed assets	—	246
Purchase of bank-owned life insurance	(18)	(26)
Proceeds from bank-owned life insurance death benefit	2	—
Investment in limited partnership	(123)	(711)
Proceeds from redemption of regulatory stock	1,674	1,082
Purchases of regulatory stock	(938)	(737)
Net cash (used for) provided by investing activities	(28,911)	814
FINANCING ACTIVITIES:
Net (decrease) increase in interest-bearing deposits	(28,690)	40,362
Net increase in noninterest-bearing deposits	19,770	29,559
Repayment of long-term borrowings	(13,000)	(15,000)
Net increase in short-term borrowings	887	1,406
Finance lease principal payments	(45)	(34)
Dividends paid	(2,265)	(2,262)
Distributions to non-controlling interest	—	(6)
Issuance of common stock	105	101
Net cash (used for) provided by financing activities	(23,238)	54,126
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,059)	64,330
CASH AND CASH EQUIVALENTS, BEGINNING	263,862	213,358
CASH AND CASH EQUIVALENTS, ENDING	$218,803	$277,688

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,602	$2,649
Income taxes paid	10	—
Non-cash investing and financing activities:
Right-of-use lease assets obtained in exchange for lessee finance lease liabilities	—	2,653
Transfer of loans to foreclosed real estate	53	—
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The consolidated financial statements include the accounts of Penns Woods Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries: Woods Investment Company, Inc., Woods Real Estate Development Company, Inc., United Insurance Solutions, LLC., Luzerne Bank, and Jersey Shore State Bank (Jersey Shore State Bank and Luzerne Bank are referred to together as the “Banks”) and Jersey Shore State Bank’s wholly-owned subsidiary, The M Group, Inc. D/B/A The Comprehensive Financial Group (“The M Group”).  All significant inter-company balances and transactions have been eliminated in the consolidation.

The interim financial statements are unaudited, but in the opinion of management reflect all adjustments necessary for the fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

Note 2.  Accumulated Other Comprehensive Gain (Loss)

The changes in accumulated other comprehensive gain (loss) by component shown net of tax and parenthesis indicating debits, as of March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(In Thousands)	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$2,373	$(3,485)	$(1,112)	$4,714	$(5,596)	$(882)
Other comprehensive loss before reclassifications	(5,449)	—	(5,449)	(1,510)	—	(1,510)
Amounts reclassified from accumulated other comprehensive gain (loss)	2	13	15	(109)	36	(73)
Net current-period other comprehensive (loss) income	(5,447)	13	(5,434)	(1,619)	36	(1,583)
Ending balance	$(3,074)	$(3,472)	$(6,546)	$3,095	$(5,560)	$(2,465)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of March 31, 2022 and 2021 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net unrealized (loss) gain on available for sale securities	$(2)	$138	Net debt securities gains, available for sale
Income tax effect	—	(29)	Income tax provision
Total reclassifications for the period	$(2)	$109

Net unrecognized pension costs	$(17)	$(46)	Other non-interest expense
Income tax effect	4	10	Income tax provision
Total reclassifications for the period	$(13)	$(36)

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross writeoffs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. This Update is not expected to have a significant impact on the Company’s financial statements.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 1,268,525 stock options, with an average exercise price of $26.65, outstanding on March 31, 2022. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $24.24 being less than the exercise price of the options issued. There were a total of 841,275 stock options, with an average exercise price of $28.17 that were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $20.21 being less than the strike price for the period ending March 31, 2021.

	Three Months Ended March 31,
	2022	2021
Weighted average common shares issued	7,552,800	7,535,341
Weighted average treasury stock shares	(480,225)	(480,225)
Weighted average common shares outstanding - basic and diluted	7,072,575	7,055,116

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$1,532	$—	$(80)	$1,452
State and political securities	129,868	926	(3,238)	127,556
Other debt securities	48,165	41	(1,540)	46,666
Total debt securities	$179,565	$967	$(4,858)	$175,674

Investment equity securities:
Other equity securities	$1,300	$—	$(107)	$1,193

Trading:
Other equity securities	$50	$—	$(14)	$36

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$1,752	$—	$(5)	$1,747
State and political securities	113,852	3,500	(694)	116,658
Other debt securities	47,802	524	(321)	48,005
Total debt securities	$163,406	$4,024	$(1,020)	$166,410

Investment equity securities:
Other equity securities	$1,300	$—	$(49)	$1,251

Trading:
Other equity securities	$50	$—	$(13)	$37

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at March 31, 2022 and December 31, 2021.

	March 31, 2022
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$1,452	$(80)	$—	$—	$1,452	$(80)
State and political securities	71,755	(2,242)	12,375	(996)	84,130	(3,238)
Other debt securities	29,693	(1,324)	4,737	(216)	34,430	(1,540)
Total debt securities	$102,900	$(3,646)	$17,112	$(1,212)	$120,012	$(4,858)

	December 31, 2021
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$1,747	$(5)	$—	$—	$1,747	$(5)
State and political securities	34,203	(398)	7,408	(296)	41,611	(694)
Other debt securities	21,446	(301)	1,808	(20)	23,254	(321)
Total debt securities	$57,396	$(704)	$9,216	$(316)	$66,612	$(1,020)

At March 31, 2022, there were a total of 172 securities in a continuous unrealized loss position for less than twelve months and 25 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at March 31, 2022, the declines outlined in the above table represent temporary declines and the Company does not intend to sell, and does not believe it will be required to sell, these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$12,419	$12,400
Due after one year to five years	104,442	101,967
Due after five years to ten years	60,675	59,347
Due after ten years	2,029	1,960
Total	$179,565	$175,674

Total gross proceeds from sales of debt securities available for sale for the three months ended March 31, 2022 was $90,000, compared to $11,372,000 for the corresponding 2021 period.

The following table represents gross realized gains and losses from the sales of debt securities available for sale:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Available for sale (AFS):
Gross realized gains:
Mortgage-backed securities	$—	$—
State and political securities	1	—
Other debt securities	—	138
Total gross realized gains	$1	$138

Gross realized losses:
State and political securities	$3	$—
Other debt securities	—	—
Total gross realized losses	$3	$—

There were no impairment charges included in gross realized losses for the three months ended March 31, 2022 and 2021, respectively.

Investment securities with a carrying value of approximately $146,810,000 and $139,435,000 at March 31, 2022 and December 31, 2021, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At March 31, 2022 and December 31, 2021, we had $1,193,000 and $1,251,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Net losses recognized in equity securities during the period	$(58)	$(23)
Less: Net gains realized on the sale of equity securities during the period	—	—
Unrealized losses recognized in equity securities held at reporting date	$(58)	$(23)

Net gains and losses on trading account securities are as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Net gains on sale transactions	$—	$—
Net mark-to-market (losses) gains	(1)	4
Net (loss) gain on trading account securities	$(1)	$4

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

The following table presents the related aging categories of loans, by segment, as of March 31, 2022 and December 31, 2021:

	March 31, 2022
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$161,764	$—	$—	$509	$162,273
Real estate mortgage:
Residential	609,728	2,399	319	715	613,161
Commercial	439,344	378	—	3,693	443,415
Construction	41,609	314	—	—	41,923
Consumer automobile loans	135,015	545	8	—	135,568
Other consumer installment loans	9,285	44	37	—	9,366
	1,396,745	$3,680	$364	$4,917	1,405,706
Net deferred loan fees and discounts	260				260
Allowance for loan losses	(14,023)				(14,023)
Loans, net	$1,382,982				$1,391,943

	December 31, 2021
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$162,571	$139	$—	$575	$163,285
Real estate mortgage:
Residential	590,240	4,083	687	837	595,847
Commercial	442,573	224	—	3,937	446,734
Construction	36,701	554	—	40	37,295
Consumer automobile loans	138,775	490	143	—	139,408
Other consumer installment loans	9,199	47	31	—	9,277
	1,380,059	$5,537	$861	$5,389	1,391,846
Net deferred loan fees and discounts	301				301
Allowance for loan losses	(14,176)				(14,176)
Loans, net	$1,366,184				$1,377,971

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

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $100,000 and if the loan is either on non-accrual status or has a risk rating of substandard or worse.  Management may also elect to measure an individual loans of less than $100,000 for impairment on a case-by-case basis.

Mortgage loans on one-to-four family properties and consumer loans are measured for impairment collectively with the exception of loans identified as troubled debt restructurings. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired.  Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances surrounding the loan and the borrower including the length of the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.  Interest income for impaired loans is recorded consistent to the Banks' policy.

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$346	$346	$—
Real estate mortgage:
Residential	3,678	3,678	—
Commercial	2,884	2,884	—
Construction	65	65	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	6,973	6,973	—
With an allowance recorded:
Commercial, financial, and agricultural	470	3,257	2
Real estate mortgage:
Residential	1,159	1,159	192
Commercial	4,712	4,712	741
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	19	19	19
	6,360	9,147	954
Total:
Commercial, financial, and agricultural	816	3,603	2
Real estate mortgage:
Residential	4,837	4,837	192
Commercial	7,596	7,596	741
Construction	65	65	—
Consumer automobile loans	—	—	—
Installment loans to individuals	19	19	19
	$13,333	$16,120	$954

	December 31, 2021
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$355	$355	$—
Real estate mortgage:
Residential	3,874	3,874	—
Commercial	3,105	3,105	—
Construction	105	105	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	7,439	7,439	—
With an allowance recorded:
Commercial, financial, and agricultural	534	3,321	2
Real estate mortgage:
Residential	1,178	1,178	201
Commercial	4,814	4,814	800
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	20	20	20
	6,546	9,333	1,023
Total:
Commercial, financial, and agricultural	889	3,676	2
Real estate mortgage:
Residential	5,052	5,052	201
Commercial	7,919	7,919	800
Construction	105	105	—
Consumer automobile loans	—	—	—
Installment loans to individuals	20	20	20
	$13,985	$16,772	$1,023

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022			2021
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$853	$5	$—	$864	$—	$—
Real estate mortgage:
Residential	4,944	46	—	6,081	51	—
Commercial	7,757	52	—	9,167	28	—
Construction	85	1	—	122	—	—
Consumer automobile	—	—	—	76	—	—
Other consumer installment loans	20	—	—	—	—	—
	$13,659	$104	$—	$16,310	$79	$—

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

There were no loan modifications considered to be TDRs completed during the three months ended March 31, 2022, respectively. There were two loan modifications considered TDRs completed during the three months ended March 31, 2021. Loan modifications that are considered TDRs completed during the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31,
	2021
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	—	$—	$—
Real estate mortgage:
Residential	1	687	687
Commercial	1	125	125
Construction	—	—	—
	2	$812	$812

There was one loan modification considered to be a TDR made during the twelve months prior to March 31, 2022 that defaulted during the three months ended March 31, 2022. The defaulted loan type and recorded investment at March 31, 2022 are as follows: one residential real estate loan with a recorded investment of $400,000. There was one loan modification considered to be a TDR made during the twelve months previous to March 31, 2021 that defaulted during the three months ended March 31, 2021. The defaulted loan type and recorded investments at March 31, 2021 are as follows: one residential real estate loan with a recorded investment of $687,000.

Troubled debt restructurings amounted to $9,084,000 and $9,410,000 as of March 31, 2022 and December 31, 2021, respectively.

The amount of foreclosed residential real estate held at March 31, 2022 and December 31, 2021, totaled $136,000 and $339,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2022 and December 31, 2021, totaled $204,000 and $193,000, respectively.

The Company began offering short-term loan modifications to provide relief to borrowers during the COVID-19 national emergency. The CARES Act, along with a joint agency statement issued by federal and state banking agencies, provides that short-term modifications made in a good faith basis in response to COVID-19 to loans that are current at the time the modification program is implemented do not need to be accounted for as TDRs. Loan modifications and payment deferrals have been at historically high levels as the impact of the pandemic continues. As of March 31, 2022, the loan modification/deferral program in place has generated deferrals of up to 180 days that have been granted on 1,372 loans with 1 loan remaining in its deferral period with an aggregate outstanding balance of $158,000. As of March 31, 2021, the loan modification/deferral program in place has generated deferrals of up to 180 days that have been granted on 1,365 loans with 70 loans remaining in their deferral period with an aggregate outstanding balance of $12,345,000.These loan modifications met applicable requirements to not be considered TDRs. The Economic Aid to Hard-Hit Small Businesses, Non-profits and Venues Act (the “Economic Aid Act”) passed in December 2020 extended the CARES Act provisions permitting financial institutions to suspend TDR assessment and reporting requirements under generally accepted accounting principles until the earlier of 60 days after the date that the President terminates the COVID-19 national emergency or January 1, 2022.

Internal Risk Ratings

Management uses a ten point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The special mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a substandard classification. Loans in the substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are evaluated for substandard classification.  Loans in the doubtful category exhibit the same weaknesses found in the substandard loans; however, the weaknesses are more pronounced.  Such loans are static and collection in full is improbable.  However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.  Loans classified as loss are considered uncollectible and charge-off is imminent.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Banks have a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external semi-annual loan review of large commercial relationships is performed, as well as a sample of smaller transactions. The 2022 loan review will evaluate 55% of the Banks' average outstanding commercial portfolio which can consist of outstanding loans, commercial real estate mortgages and outstanding commitments. Detailed reviews, including plans for resolution, are performed on loans classified as substandard, doubtful, or loss on a quarterly basis.

The following table presents the credit quality categories identified above as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$160,048	$610,038	$430,063	$41,817	$135,568	$9,347	$1,386,881
Special Mention	209	275	5,187	—	—	—	5,671
Substandard	2,016	2,848	8,165	106	—	19	13,154
	$162,273	$613,161	$443,415	$41,923	$135,568	$9,366	$1,405,706

	December 31, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$160,899	$592,570	$432,158	$36,511	$139,408	$9,257	$1,370,803
Special Mention	234	284	6,108	676	—	—	7,302
Substandard	2,152	2,993	8,468	108	—	20	13,741
	$163,285	$595,847	$446,734	$37,295	$139,408	$9,277	$1,391,846

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

Activity in the allowance is presented for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,946	$4,701	$5,336	$179	$1,411	$111	$492	$14,176
Charge-offs	—	—	(155)	—	(129)	(60)	—	(344)
Recoveries	4	3	1	—	9	24	—	41
Provision	(14)	97	33	18	85	39	(108)	150
Ending Balance	$1,936	$4,801	$5,215	$197	$1,376	$114	$384	$14,023

	Three Months Ended March 31, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,936	$4,460	$3,635	$134	$1,906	$261	$1,471	$13,803
Charge-offs	(35)	(14)	—	—	(96)	(29)	—	(174)
Recoveries	5	3	—	5	17	28	—	58
Provision	700	(48)	541	3	(92)	(25)	(564)	515
Ending Balance	$2,606	$4,401	$4,176	$142	$1,735	$235	$907	$14,202

The shift in allocation and the decrease in the loan provision is primarily due to changes in the credit metrics within the loan portfolio and the economic uncertainty caused by the COVID-19 pandemic including supply chain disruptions.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at March 31, 2022 and 2021:

	March 31,
	2022	2021
Owners of residential rental properties	19.95%	16.73%
Owners of commercial rental properties	15.60%	13.66%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2	$192	$741	$—	$—	$19	$—	$954
Collectively evaluated for impairment	1,934	4,609	4,474	197	1,376	95	384	13,069
Total ending allowance balance	$1,936	$4,801	$5,215	$197	$1,376	$114	$384	$14,023

Loans:
Individually evaluated for impairment	$816	$4,837	$7,596	$65	$—	$19		$13,333
Collectively evaluated for impairment	161,457	608,324	435,819	41,858	135,568	9,347		1,392,373
Total ending loans balance	$162,273	$613,161	$443,415	$41,923	$135,568	$9,366		$1,405,706

	December 31, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2	$201	$800	$—	$—	$20	$—	$1,023
Collectively evaluated for impairment	1,944	4,500	4,536	179	1,411	91	492	13,153
Total ending allowance balance	$1,946	$4,701	$5,336	$179	$1,411	$111	$492	$14,176

Loans:
Individually evaluated for impairment	$889	$5,052	$7,919	$105	$—	$20		$13,985
Collectively evaluated for impairment	162,396	590,795	438,815	37,190	139,408	9,257		1,377,861
Total ending loans balance	$163,285	$595,847	$446,734	$37,295	$139,408	$9,277		$1,391,846

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.

The following sets forth the components of the net periodic expense/(gain) of the domestic non-contributory defined benefit plan for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Interest cost	$138	$127
Expected return on plan assets	(412)	(386)
Amortization of net loss	17	46
Net periodic benefit	$(257)	$(213)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2021, that it does not expect to contribute to its defined benefit plan in 2022.  As of March 31, 2022, there were no contributions made to the pension plan.

Note 8.  Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,500,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the three months ended March 31, 2022 and 2021, there were 880 and 939 shares issued under the Plan, respectively, for total proceeds of $21,000 and $20,000.

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2022 and December 31, 2021:

(In Thousands)	March 31, 2022	December 31, 2021
Commitments to extend credit	$231,011	$184,364
Standby letters of credit	8,644	7,027
Credit exposure from the sale of assets with recourse	10,330	10,248
	$249,985	$201,639

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$1,452	$—	$1,452
State and political securities	—	127,556	—	127,556
Other debt securities	—	46,666	—	46,666
Investment equity securities:
Other equity securities	1,193	—	—	1,193
Investment securities, trading:
Other equity securities	36	—	—	36

	December 31, 2021
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$1,747	$—	$1,747
State and political securities	—	116,658	—	116,658
Other debt securities	—	48,005	—	48,005
Investment equity securities:
Other equity securities	1,251	—	—	1,251
Investment securities, trading:
Other equity securities	37	—	—	37

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$2,186	$2,186
Other real estate owned	—	—	136	136

	December 31, 2021
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$2,360	$2,360
Other real estate owned	—	—	83	83

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	2,186	Appraisal of collateral (1)	Appraisal adjustments (1)	0% to (34)%	(14)%
Other real estate owned	$136	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2021
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	2,360	Appraisal of collateral (1)	Appraisal adjustments (1)	0% to (34)%	(15)%
Other real estate owned	$83	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

Fair values have been determined by the Company using historical data and an estimation methodology suitable for each category of financial instruments.  The Company’s fair values are set forth below for the Company’s other financial instruments.

As certain assets and liabilities, such as deferred tax assets, premises and equipment, and many other operational elements of the Company, are not considered financial instruments but have value, this fair value of financial instruments would not represent the full market value of the Company.

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at March 31, 2022 and December 31, 2021:

	Carrying	Fair	Fair Value Measurements at March 31, 2022
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Loans held for sale (1)	$1,360	$1,360	$1,360	$—	$—
Loans, net	1,391,943	1,355,950	—	—	1,355,950

Financial liabilities:
Time deposits	173,600	168,061	—	—	168,061
Short-term borrowings	6,634	6,634	6,634	—	—
Long-term borrowings	112,918	110,523	—	—	110,523
(1) The financial instrument is carried at cost at, March 31, 2022 which approximate the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2021
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Loans held for sale (1)	$3,725	$3,725	$3,725	$—	$—
Loans, net	1,377,971	1,379,787	—	—	1,379,787

Financial liabilities:
Time deposits	205,367	204,512	—	—	204,512
Short-term borrowings	5,747	5,747	5,747	—	—
Long-term borrowings	125,963	127,679	—	—	127,679
(1) The financial instrument is carried at cost at, December 31, 2021 which approximate the fair value of the instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments at March 31, 2022 is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculation of the above tables.

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

As of January 1, 2022, the Company had a total of 1,034,525 stock options outstanding. During the period ended March 31, 2022, the Company issued 234,000 stock options with a strike price of $24.10 to a group of employees. The options granted in 2022 all expire ten years from the grant date. Of the 234,000 grants awarded in 2022, 156,000 of the options vest in three years while the 78,000 remaining options vest in five years.

Stock Options Granted
Date	Shares	Forfeited	Outstanding	Strike Price	Vesting Period	Expiration
January 18, 2022	156,000	—	156,000	$24.10	3 years	10 years
January 18, 2022	78,000	—	78,000	24.10	5 years	10 years
April 9, 2021	156,500	—	156,500	24.23	3 years	10 years
April 9, 2021	78,000	—	78,000	24.23	5 years	10 years
March 11, 2020	119,300	—	119,300	25.34	3 years	10 years
March 11, 2020	119,200	—	119,200	25.34	5 years	10 years
March 15, 2019	120,900	(14,850)	106,050	28.01	3 years	10 years
March 15, 2019	119,100	(14,400)	104,700	28.01	5 years	10 years
August 24, 2018	75,300	(11,550)	63,750	30.67	3 years	10 years
August 24, 2018	149,250	(23,100)	126,150	30.67	5 years	10 years
January 5, 2018	18,750	—	18,750	30.07	3 years	10 years
January 5, 2018	18,750	—	18,750	30.07	5 years	10 years
March 24, 2017	69,375	(11,250)	58,125	29.47	3 years	10 years
March 24, 2017	35,625	(2,250)	33,375	29.47	5 years	10 years
August 27, 2015	58,125	(26,250)	31,875	28.02	5 years	10 years

A summary of stock option activity is presented below:

	March 31, 2022		March 31, 2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,034,525	$27.23	841,275	$28.17
Granted	234,000	24.10	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, end of period	1,268,525	$26.65	841,275	$28.17

Exercisable, end of period	311,925	$29.11	113,250	$29.13

The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straightline basis over the options’ vesting periods while ensuring that the cumulative amount of compensation cost recognized at least equals the value of the vested portion of the award at that date.

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for stock options granted for the three months ended March 31, 2022:

Three months ended March 31,
2022
Risk-free interest rate	1.23%
Expected volatility	33%
Expected Annual dividend	$1.28
Expected life	6.84 years
Weighted average grant date fair value per option	$4.28

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense related to stock options was $315,000 for the three months ended March 31, 2022 compared to $220,000 for the same period of 2021. As of March 31, 2022, a total of 311,925 stock options were exercisable and the weighted average years to expiration of these options was 6.70 years. Total unrecognized compensation cost for non-vested options was $2,551,000 and will be recognized over their weighted average remaining vesting period of 1.40 years.

Note 13.  Leases

The following table shows finance lease right of use assets and finance lease liabilities as of:

(In Thousands)	Statement of Financial Condition classification	March 31, 2022	December 31, 2021
Finance lease right of use assets	Premises and equipment, net	$7,328	$7,435
Finance lease liabilities	Long-term borrowings	7,918	7,963

The following table shows the components of finance and operating lease expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In Thousands)	2022	2021

Finance Lease Cost:
Amortization of right-of-use asset	$108	$152
Interest expense	61	71
Operating lease cost	72	76
Variable lease cost	—	—
Total Lease Cost	$241	$299

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(In Thousands)	Operating	Finance
2022	$218	$315
2023	265	421
2024	255	427
2025	257	929
2026	260	387
2027 and thereafter	2,568	9,276
Total undiscounted cash flows	3,823	11,755
Discount on cash flows	(976)	(3,837)
Total lease liability	$2,847	$7,918

The following table shows the weighted average remaining lease term and weighted average discount rate for both operating and finance leases outstanding as of March 31, 2022.

	Operating	Finance
Weighted-average term (years)	17.5	24.1
Weighted-average discount rate	3.53%	3.20%

Note 14.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company cautions readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the  increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; (vi) the length and extent of the economic contraction as a result of the COVID-19 pandemic; or (vii) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (viii) the Risk Factors identified in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and in other filings made by the Company under the Securities Exchange Act of 1934.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS SUMMARY

Comparison of the Three and Three Months Ended March 31, 2022 and 2021

Summary Results

Net income for the three months ended March 31, 2022 was $3,432,000 compared to $3,441,000 for the same periods of 2021. Results for the three months ended March 31, 2022 compared to 2021 were impacted by an increase in after-tax securities losses of $142,000 (from a gain of $94,000 to a loss of $48,000) for the three month period. In addition, an after-tax loss of $201,000 related to a branch closure negatively impacted the three months ended March 31, 2022. Basic and diluted earnings per share for the three months ended March 31, 2022 were $0.49 compared to basic and diluted earnings per share of $0.49 for the corresponding period of 2021. Return on average assets and return on average equity were 0.72% and 8.17% for the three months ended March 31, 2022 compared to 0.75% and 8.59% for the corresponding period of 2021. Net income from core operations (“core earnings”) was $3,480,000 for the three months ended March 31, 2022 compared to $3,347,000 for the corresponding period of 2021. Core basic and diluted earnings per share for the three months ended March 31, 2022 was $0.50 compared to $0.47 basic and diluted for the corresponding periods of 2021.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended March 31,
	2022	2021
GAAP net income	$3,432	$3,441
Less: net securities (losses) gains, net of tax	(48)	94
Non-GAAP core earnings	$3,480	$3,347

	Three Months Ended March 31,
	2022	2021
Return on average assets (ROA)	0.72%	0.75%
Less: net securities (losses) gains, net of tax	(0.01)%	0.02%
Non-GAAP core ROA	0.73%	0.73%

		Three Months Ended March 31,
		2022	2021
Return on average equity (ROE)		8.17%	8.59%
Less: net securities (losses) gains, net of tax		(0.11)%	0.24%
Non-GAAP core ROE	.	8.28%	8.35%

	Three Months Ended March 31,
	2022	2021
Basic earnings per share (EPS)	$0.49	$0.49
Less: net securities (losses) gains, net of tax	(0.01)	0.02
Non-GAAP core operating EPS	$0.50	$0.47

	Three Months Ended March 31,
	2022	2021
Diluted EPS	$0.49	$0.49
Less: net securities (losses) gains, net of tax	(0.01)	0.02
Non-GAAP diluted core EPS	$0.50	$0.47

Interest and Dividend Income

Interest and dividend income for the three months ended March 31, 2022 decreased to $14,275,000 compared to $14,595,000 for the same period of 2021. The decrease in loan portfolio income was due to a decrease in average rate paid on loans that was offset partially by an increase in the average loan portfolio balance.  Investment securities income decreased as the increase in the average portfolio balance was more than offset by a decrease in the average rate earned on the portfolio as higher yielding legacy investments matured. The increase in dividend and other interest income is due to the increase in interest earned on federal funds sold.

Interest and dividend income composition for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended
	March 31, 2022		March 31, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$13,038	91.34%	$13,345	91.44%	$(307)	(2.30)%
Investment securities:
Taxable	737	5.16	819	5.61	(82)	(10.01)
Tax-exempt	164	1.15	171	1.17	(7)	(4.09)
Dividend and other interest income	336	2.35	260	1.78	76	29.23
Total interest and dividend income	$14,275	100.00%	$14,595	100.00%	$(320)	(2.19)%

Interest Expense

Interest expense for the three months ended March 31, 2022 decreased $1,103,000 compared to the same period of 2021. Interest-bearing deposit rates continue to reduce due to the economic impact of COVID-19 and an increased level of excess balance sheet liquidity. The decrease in deposit rates was offset in part by an increase in average interest-bearing demand deposits. Growth in the deposit portfolio has allowed for a decrease in average long-term borrowings resulting in a decrease of $206,000 in long-term borrowing interest expense.

Interest expense composition for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended
	March 31, 2022		March 31, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$788	55.42%	$1,684	66.69%	$(896)	(53.21)%
Short-term borrowings	1	0.07	2	0.08	(1)	(50.00)
Long-term borrowings	633	44.51	839	33.23	(206)	(24.55)
Total interest expense	$1,422	100.00%	$2,525	100.00%	$(1,103)	(43.68)%

Net Interest Margin

The net interest margin for the three months ended March 31, 2022 was 2.93% compared to 2.88% for the corresponding period of 2021. The increase in the net interest margin for the three month period was driven by a decline in the rate paid on interest-bearing deposits of 35 basis points ("bps") as rates paid decreased throughout 2021 and through the first three months of 2022. Leading the decline in the rate paid on interest-bearing deposits was a 94 bps decline in the rate paid on time deposits as time deposits issued prior to the start of the COVID-19 pandemic matured. Offsetting the decrease in rates paid on the interest bearing liabilities was a decrease in the yield of the loan portfolio of 26 bps coupled with the yield on the investment portfolio declining 32 bps as legacy earning assets were paid down or matured.

The following is a schedule of average balances and associated yields for the three months ended March 31, 2022 and 2021:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$47,974	$308	2.60%	$45,534	$349	3.11%
All other loans	1,351,414	12,795	3.84%	1,293,395	13,069	4.10%
Total loans (2)	1,399,388	13,103	3.80%	1,338,929	13,418	4.06%

Federal funds sold	50,000	93	0.75%	—	—	—%

Taxable securities	144,438	920	2.58%	145,047	1,033	2.89%
Tax-exempt securities (3)	40,981	208	2.06%	36,369	216	2.41%
Total securities	185,419	1,128	2.47%	181,416	1,249	2.79%

Interest-bearing deposits	157,541	60	0.15%	195,995	46	0.10%

Total interest-earning assets	1,792,348	14,384	3.25%	1,716,340	14,713	3.48%

Other assets	127,421			124,074

Total assets	$1,919,769			$1,840,414

Liabilities and shareholders’ equity:
Savings	$240,953	22	0.04%	$214,636	44	0.08%
Super Now deposits	370,895	195	0.21%	289,236	267	0.37%
Money market deposits	298,820	186	0.25%	306,000	267	0.35%
Time deposits	190,819	385	0.82%	254,460	1,106	1.76%
Total interest-bearing deposits	1,101,487	788	0.29%	1,064,332	1,684	0.64%

Short-term borrowings	5,194	1	0.08%	5,680	2	0.14%
Long-term borrowings	115,267	633	2.23%	141,483	839	2.40%
Total borrowings	120,461	634	2.13%	147,163	841	2.32%

Total interest-bearing liabilities	1,221,948	1,422	0.47%	1,211,495	2,525	0.85%

Demand deposits	506,348			445,759
Other liabilities	23,357			22,872
Shareholders’ equity	168,116			160,288

Total liabilities and shareholders’ equity	$1,919,769			$1,840,414
Interest rate spread			2.78%			2.63%
Net interest income/margin		$12,962	2.93%		$12,188	2.88%

1.    Information on this table has been calculated using average daily balance sheets to obtain average balances.
2.    Non-accrual loans have been included with loans for the purpose of analyzing net interest earnings.
3.    Income and rates on fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard tax rate of 21%

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Total interest income	$14,275	$14,595
Total interest expense	1,422	2,525
Net interest income (GAAP)	12,853	12,070
Tax equivalent adjustment	109	118
Net interest income (fully taxable equivalent) (NON-GAAP)	$12,962	$12,188

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022 vs. 2021
	Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Tax-exempt loans	$18	$(60)	$(42)
All other loans	583	(856)	(273)
Federal funds sold	93	—	93
Taxable investment securities	(4)	(109)	(113)
Tax-exempt investment securities	26	(34)	(8)
Interest bearing deposits	(10)	24	14
Total interest-earning assets	706	(1,035)	(329)

Interest expense:
Savings deposits	4	(26)	(22)
Super Now deposits	63	(135)	(72)
Money market deposits	(6)	(75)	(81)
Time deposits	(230)	(491)	(721)
Short-term borrowings	—	(1)	(1)
Long-term borrowings	(149)	(57)	(206)
Total interest-bearing liabilities	(318)	(785)	(1,103)
Change in net interest income	$1,024	$(250)	$774

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at March 31, 2022, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses decreased from $14,176,000 at December 31, 2021 to $14,023,000 at March 31, 2022. The decrease in allowance was due to a lessening of the economic uncertainty caused by the COVID-19 pandemic and significant reduction in loans that were on payment deferral as a result of the COVID-19 pandemic impact. At March 31, 2022 and December 31, 2021, the allowance for loan losses to total loans was 1.00% and 1.02%, respectively.

The provision for loan losses totaled $150,000 for the three months ended March 31, 2022 and the amount for the corresponding 2021 period was $515,000. The decrease in the provision for loan losses for the three months ended March 31, 2022 compared to the corresponding 2021 period was the result of economic improvement along with the 2021 period provision being affected by the continued economic uncertainty caused by COVID-19 and supply chain shortages.

Nonperforming loans decreased to $5,281,000 at March 31, 2022 from $6,250,000 at December 31, 2021. The majority of nonperforming loans involve loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses. The ratio of nonperforming loans to total loans was 0.38% and 0.45% at March 31, 2022 and December 31, 2021, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 265.54% and 226.82% at March 31, 2022 and December 31, 2021, respectively. Internal loan review and analysis coupled with changes in the loan portfolio composition resulted in a provision for loan losses of $150,000 for the three months ended March 31, 2022.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
March 31, 2022	$364	$4,917	$5,281
December 31, 2021	861	5,389	6,250
September 30, 2021	854	6,909	7,763
June 30, 2021	529	7,402	7,931
March 31, 2021	607	8,665	9,272

	March 31, 2022
	Amount of Allowance for Loan Losses Allocated	Total loans	Allowance for Loan Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$1,936	$162,273	1.19%	$4	$161,698	—%
Real estate mortgage:
Residential	4,801	613,161	0.78%	3	606,449	—%
Commercial	5,215	443,415	1.18%	(154)	445,914	(0.03)%
Construction	197	41,923	0.47%	—	39,286	—%
Consumer automobiles	1,376	135,568	1.01%	(120)	136,544	(0.09)%
Other consumer installment loans	114	9,366	1.22%	(36)	9,497	(0.38)%
Unallocated	384
	$14,023	$1,405,706	1.00%	$(303)	$1,399,388	(0.02)%

Total non-accrual loans outstanding	$4,917
Non-accrual loans to total loans outstanding	0.35%
Allowance for loan losses to non-accrual loans	285.19%

	December 31, 2021
	Amount of Allowance for Loan Losses Allocated	Total loans	Allowance for Loan Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$1,946	$163,285	1.19%	$(10)	$175,631	(0.01)%
Real estate mortgage:
Residential	4,701	595,847	0.79%	(107)	584,849	(0.02)%
Commercial	5,336	446,734	1.19%	95	381,306	0.02%
Construction	179	37,295	0.48%	10	41,564	0.02%
Consumer automobiles	1,411	139,408	1.01%	(143)	152,496	(0.09)%
Other consumer installment loans	111	9,277	1.20%	(112)	9,787	(1.14)%
Unallocated	492
	$14,176	$1,391,846	1.02%	$(267)	$1,345,633	(0.02)%

Total non-accrual loans outstanding	$5,389
Non-accrual loans to total loans outstanding	0.39%
Allowance for loan losses to non-accrual loans	263.05%

Non-interest Income

Total non-interest income for the three months ended March 31, 2022 compared to the same period in 2021 decreased $202,000. Excluding net securities gains, non-interest income for the three months ended March 31, 2022 decreased $22,000 compared to the same period in 2021. Gain on sale of loans decreased for the three month period as the product mix has caused the Company to increasingly act in a broker capacity with the fee income from broker activity included in loan broker commissions which increased $360,000. Service charges increased for the three month period primarily due to an increase in overdraft fees. Brokerage commissions have fluctuated due to changes in the product mix and reduced consumer activity. The decrease in debit card fees is a result of an decrease in debit card usage.

Non-interest income composition for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended
	March 31, 2022		March 31, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$495	20.52%	$383	14.65%	$112	29.24%
Net debt securities (losses) gains, available for sale	(2)	(0.08)	138	5.28	(140)	101.45
Net equity securities losses	(58)	(2.40)	(23)	(0.88)	(35)	(152.17)
Net securities (losses) gains, trading	(1)	(0.04)	4	0.15	(5)	(125.00)
Bank-owned life insurance	170	7.05	173	6.62	(3)	(1.73)
Gain on sale of loans	345	14.30	908	34.74	(563)	(62.00)
Insurance commissions	170	7.05	157	6.01	13	8.28
Brokerage commissions	200	8.29	219	8.38	(19)	(8.68)
Loan broker commissions	541	22.43	181	6.92	360	198.90
Debit card income	345	14.30	380	14.54	(35)	(9.21)
Other	207	8.58	94	3.59	113	120.21
Total non-interest income	$2,412	100.00%	$2,614	100.00%	$(202)	(7.73)%

Non-interest Expense

Total non-interest expense increased $1,056,000 for the three months ended March 31, 2022 compared to the same period of 2021. The increase in salaries and employee benefits is attributable to the current employment environment, employee retention efforts, and routine annual wage increases. Furniture and equipment expenses in addition to occupancy expenses increased as maintenance costs have increased and an increase in the level of depreciation. Software amortization increased due to increased software licensing costs. Other expense increased for the three month period primarily from a write down on leasehold improvements of $254,000 related to a branch closure.

Non-interest expense composition for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended
	March 31, 2022		March 31, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$6,264	56.91%	$5,598	56.26%	$666	11.90%
Occupancy	910	8.27	976	9.81	(66)	(6.76)
Furniture and equipment	892	8.10	809	8.13	83	10.26
Software amortization	253	2.30	198	1.99	55	27.78
Pennsylvania shares tax	389	3.53	352	3.54	37	10.51
Professional fees	538	4.89	583	5.86	(45)	(7.72)
Federal Deposit Insurance Corporation deposit insurance	202	1.84	221	2.22	(19)	(8.60)
Marketing	64	0.58	63	0.63	1	1.59
Intangible amortization	43	0.39	53	0.53	(10)	(18.87)
Other	1,452	13.19	1,098	11.03	354	32.24
Total non-interest expense	$11,007	100.00%	$9,951	100.00%	$1,056	10.61%

Provision for Income Taxes

Income taxes decreased $95,000 for the three months ended March 31, 2022 compared to the same period of 2021. The effective tax rate for the three months ended March 31, 2022 was 16.46% compared to 18.28% for the same period of 2021. The Company currently is in a deferred tax asset position. A valuation allowance was established on the $1,003,000 of capital loss carryforwards for the twelve months ended December 31, 2021, which remained unchanged during the first quarter of 2022.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents decreased $45,059,000 from $263,862,000 at December 31, 2021 to $218,803,000 at March 31, 2022, primarily as a result of the following activities during the three months ended March 31, 2022. The decrease in cash and cash equivalents is primarily due to the decrease in interest-bearing balances held with other financial institutions.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds being greater than loan originations, less $345,000 in realized gains, by $2,365,000 for the three months ended March 31, 2022.

Loans

Gross loans increased $13,819,000 since December 31, 2021 due primarily to an increase in both residential and construction real estate mortgage categories. Consumer automobile loans decreased as used car inventories declined due to supply constraints.

The allocation of the loan portfolio, by category, as of March 31, 2022 and December 31, 2021 is presented below:

	March 31, 2022		December 31, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$162,273	11.54%	$163,285	11.73%	$(1,012)	(0.62)%
Real estate mortgage:
Residential	613,161	43.61	595,847	42.80	17,314	2.91%
Commercial	443,415	31.54	446,734	32.09	(3,319)	(0.74)%
Construction	41,923	2.98	37,295	2.68	4,628	12.41%
Consumer automobile loans	135,568	9.64	139,408	10.01	(3,840)	(2.75)%
Other consumer installment loans	9,366	0.67	9,277	0.67	89	0.96%
Net deferred loan fees and discounts	260	0.02	301	0.02	(41)	(13.62)%
Gross loans	$1,405,966	100.00%	$1,392,147	100.00%	$13,819	0.99%

The following table shows the amount of accrual and non-accrual TDRs at March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$308	$507	$815	$314	$574	$888
Real estate mortgage:
Residential	3,961	177	4,138	3,999	178	4,177
Commercial	1,799	2,332	4,131	1,836	2,509	4,345
	$6,068	$3,016	$9,084	$6,149	$3,261	$9,410

Investments

The fair value of the investment debt securities portfolio at March 31, 2022 increased $9,264,000 since December 31, 2021, while the amortized cost of the portfolio increased $16,159,000.  The increase in the investment portfolio amortized value occurred within the state and political segment of the portfolio. The mortgage-backed segment was reduced as bonds prepaid due to the low interest rate environment. The other debt segment of the investment portfolio is primarily corporate bonds and this segment remained flat. The municipal segment was increased as primarily bonds with a final maturity of one to five years have been purchased. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 86.73% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has remained flat at $1,300,000 for March 31, 2022 and December 31, 2021 while the fair value decreased $58,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at March 31, 2022 follows:

	A- to AAA			B- to BBB+		C- to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost		Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$1,532	7	$1,452	$—	$—	$—	$—	$—	$—	$1,532	$1,452
State and political securities	128,568		126,258	120	121	—	—	1,180	1,177	129,868	127,556
Other debt securities	25,639		24,618	5,505	5,396	—	—	17,021	16,652	48,165	46,666
Total debt securities AFS	$155,739		$152,328	$5,625	$5,517	$—	$—	$18,201	$17,829	$179,565	$175,674

Financing Activities

Deposits

Total deposits decreased $8,920,000 from December 31, 2021 to March 31, 2022. Time deposits decreased $31,767,000 over this period to a total of $173,600,000 as excess on balance sheet liquidity has allowed for a decrease in the reliance on higher rate time deposit funding. An increase in core deposits (deposits less time deposits) of $22,847,000 has provided relationship driven funding for the loan and investment portfolios. Emphasis during 2021 and through 2022 has been on increasing the utilization of electronic (internet and mobile) deposit banking among our customers. Utilization of internet and mobile banking has increased due to these efforts coupled with a change in consumer behavior due to the business and travel restrictions that were temporarily in effect due to the COVID-19 pandemic.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2022		December 31, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$514,130	31.89%	$494,360	30.49%	$19,770	4.00%
NOW accounts	379,838	23.56	366,399	22.60	13,439	3.67
Money market deposits	299,166	18.55	318,877	19.67	(19,711)	(6.18)
Savings deposits	245,661	15.24	236,312	14.58	9,349	3.96
Time deposits	173,600	10.76	205,367	12.66	(31,767)	(15.47)
Total deposits	$1,612,395	100.00%	$1,621,315	100.00%	$(8,920)	(0.55)%

Borrowed Funds

Total borrowed funds decreased 9.23%, or $12,158,000, to $119,552,000 at March 31, 2022 compared to $131,710,000 at December 31, 2021. The decrease in long term borrowings occurred as fixed rate borrowings matured. Securities sold under agreements to repurchase have increased as customers balances have increased.

	March 31, 2022		December 31, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
Securities sold under agreement to repurchase	$6,634	5.55%	$5,747	4.36%	$887	15.43%
Total short-term borrowings	6,634	5.55	5,747	4.36	887	15.43
Long-term borrowings:
Long-term FHLB borrowings	105,000	87.82	118,000	89.59	(13,000)	(11.02)
Long-term finance lease	7,918	6.62	7,963	6.05	(45)	(0.57)
Total long-term borrowings	112,918	94.45	125,963	95.64	(13,045)	(10.36)
Total borrowed funds	$119,552	100.00%	$131,710	100.00%	$(12,158)	(9.23)%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	March 31, 2022	December 31, 2021
Investment debt securities pledged, fair value	$7,748	$8,881
Repurchase agreements	6,634	5,747

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

The Company's capital ratios as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$158,069	10.730%	$156,439	10.791%
For Capital Adequacy Purposes	66,292	4.500	65,237	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	103,121	7.000	101,480	7.000
To Be Well Capitalized	95,755	6.500	94,232	6.500
Total Capital (to Risk-weighted Assets)
Actual	$172,198	11.690%	$170,708	11.776%
For Capital Adequacy Purposes	117,843	8.000	115,970	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	154,669	10.500	152,211	10.500
To Be Well Capitalized	147,304	10.000	144,963	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$158,069	10.730%	$156,439	10.791%
For Capital Adequacy Purposes	88,389	6.000	86,983	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	125,218	8.500	123,226	8.500
To Be Well Capitalized	117,852	8.000	115,977	8.000
Tier I Capital (to Average Assets)
Actual	$158,069	8.330%	$156,439	8.397%
For Capital Adequacy Purposes	75,903	4.000	74,521	4.000
To Be Well Capitalized	94,879	5.000	93,152	5.000

Jersey Shore State Bank's capital ratios as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$111,825	10.303%	$110,682	10.337%
For Capital Adequacy Purposes	48,841	4.500	48,183	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	75,975	7.000	74,952	7.000
To Be Well Capitalized	70,549	6.500	69,598	6.500
Total Capital (to Risk-weighted Assets)
Actual	$122,280	11.266%	$121,094	11.309%
For Capital Adequacy Purposes	86,831	8.000	85,662	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	113,966	10.500	112,431	10.500
To Be Well Capitalized	108,539	10.000	107,078	10.000
Tier I Capital (to Risk-weighted Assets)	-		-
Actual	$111,825	10.303%	$110,682	10.337%
For Capital Adequacy Purposes	65,122	6.000	64,244	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	92,256	8.500	91,013	8.500
To Be Well Capitalized	86,829	8.000	85,659	8.000
Tier I Capital (to Average Assets)
Actual	$111,825	8.315%	$110,682	8.326%
For Capital Adequacy Purposes	53,794	4.000	53,174	4.000
To Be Well Capitalized	67,243	5.000	66,468	5.000

Luzerne Bank's capital ratios as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$42,847	11.052%	$42,291	11.164%
For Capital Adequacy Purposes	17,446	4.500	17,047	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	27,138	7.000	26,517	7.000
To Be Well Capitalized	25,200	6.500	24,623	6.500
Total Capital (to Risk-weighted Assets)
Actual	$46,521	11.999%	$46,148	12.182%
For Capital Adequacy Purposes	31,017	8.000	30,306	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	40,709	10.500	39,776	10.500
To Be Well Capitalized	38,771	10.000	37,882	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$42,847	11.052%	$42,291	11.164%
For Capital Adequacy Purposes	23,261	6.000	22,729	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	32,953	8.500	32,199	8.500
To Be Well Capitalized	31,015	8.000	30,305	8.000
Tier I Capital (to Average Assets)
Actual	$42,847	7.763%	$42,291	7.537%
For Capital Adequacy Purposes	22,078	4.000	22,444	4.000
To Be Well Capitalized	27,597	5.000	28,056	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited at March 31, 2022:

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $669,483,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $100,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $105,000,000 as of March 31, 2022.

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

The following is a rate shock forecast for the twelve month period ending March 31, 2023 assuming a static balance sheet as of March 31, 2022.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$51,824	$54,746	$57,374	$60,914	$64,502	$68,183	$71,893
Change from static	(5,550)	(2,628)	—	3,540	7,128	10,809	14,519
Percent change from static	-9.67%	-4.58%	—	6.17%	12.42%	18.84%	25.31%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at both the level of the Company and the Banks.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analysis or simulation analysis compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2021.  Additional information and details are provided in the “Liquidity, Interest Rate Sensitivity, and Market Risk” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of that document.

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

Certain risk factors are set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended March 31, 2022.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1 - January 31, 2022)	—	—	—	353,000
Month #2 (February 1 - February, 2022)	—	—	—	353,000
Month #3 (March 1 - March 31, 2022)	—	—	—	353,000
On April 12, 2022 the Board of Directors authorized the repurchase of up to 354,000 shares, or approximately 5%, of the outstanding shares of the Company for a one year period ending April 30, 2023.

Item 3.                           Defaults Upon Senior Securities

None.

Item 4.                           Mine Safety Disclosures

Not applicable.

Item 5.                           Other Information

None.

Item 6.                           Exhibits

3(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2019).
3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2022 and December 31, 2021; (ii) the Consolidated Statement of Income for the three months ended March 31, 2022 and 2021; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iv) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2022 and 2021; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2022 and 2021 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	May 10, 2022	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2022	/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)