Form 10-Q
period 2022-06-30
PENNS WOODS BANCORP INC
filed 2022-08-09
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2022.

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
On August 1, 2022 there were 7,052,242 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share And Per Share Data)	2022	2021
ASSETS:
Noninterest-bearing balances	$26,540	$19,233
Interest-bearing balances in other financial institutions	24,452	194,629
Federal funds sold	40,000	50,000
Total cash and cash equivalents	90,992	263,862

Investment debt securities, available for sale, at fair value	192,438	166,410
Investment equity securities, at fair value	1,186	1,288
Restricted investment in bank stock	13,458	14,531
Loans held for sale	3,857	3,725
Loans	1,489,132	1,392,147
Allowance for loan losses	(14,393)	(14,176)
Loans, net	1,474,739	1,377,971
Premises and equipment, net	32,671	34,025
Accrued interest receivable	8,246	8,048
Bank-owned life insurance	34,115	33,768
Investment in limited partnerships	4,901	4,607
Goodwill	17,104	17,104
Intangibles	396	480
Operating lease right-of-use asset	2,747	2,851
Deferred tax asset	5,689	2,946
Other assets	9,267	9,193
TOTAL ASSETS	$1,891,806	$1,940,809

LIABILITIES:
Interest-bearing deposits	$1,065,291	$1,126,955
Noninterest-bearing deposits	524,288	494,360
Total deposits	1,589,579	1,621,315

Short-term borrowings	5,464	5,747
Long-term borrowings	112,874	125,963
Accrued interest payable	452	651
Operating lease liability	2,800	2,898
Other liabilities	14,583	11,961
TOTAL LIABILITIES	1,725,752	1,768,535

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $5.55, 22,500,000 shares authorized; 7,559,165 and 7,550,272 shares issued; 7,048,940 and 7,070,047 outstanding	41,995	41,945
Additional paid-in capital	53,651	53,795
Retained earnings	92,903	89,761
Accumulated other comprehensive loss:
Net unrealized (loss) gain on available for sale securities	(6,222)	2,373
Defined benefit plan	(3,458)	(3,485)
Treasury stock at cost, 510,225 and 480,225	(12,815)	(12,115)
TOTAL SHAREHOLDERS' EQUITY	166,054	172,274
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,891,806	$1,940,809
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share And Per Share Data)	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$13,620	$13,099	$26,658	$26,444
Investment securities:
Taxable	864	838	1,601	1,657
Tax-exempt	194	164	358	335
Dividend and other interest income	506	305	842	565
TOTAL INTEREST AND DIVIDEND INCOME	15,184	14,406	29,459	29,001
INTEREST EXPENSE:
Deposits	710	1,489	1,498	3,173
Short-term borrowings	2	2	3	4
Long-term borrowings	625	820	1,258	1,659
TOTAL INTEREST EXPENSE	1,337	2,311	2,759	4,836
NET INTEREST INCOME	13,847	12,095	26,700	24,165
PROVISION FOR LOAN LOSSES	330	350	480	865
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,517	11,745	26,220	23,300
NON-INTEREST INCOME:
Service charges	509	379	1,004	762
Net debt securities (losses) gains, available for sale	(10)	137	(12)	275
Net equity securities (losses) gains	(44)	3	(103)	(16)
Bank-owned life insurance	161	162	331	335
Gain on sale of loans	266	670	611	1,578
Insurance commissions	107	150	277	307
Brokerage commissions	158	207	358	426
Loan broker commissions	371	496	912	677
Debit card income	391	398	736	778
Other	228	307	435	401
TOTAL NON-INTEREST INCOME	2,137	2,909	4,549	5,523
NON-INTEREST EXPENSE:
Salaries and employee benefits	6,141	5,672	12,405	11,270
Occupancy	740	717	1,650	1,693
Furniture and equipment	746	971	1,638	1,780
Software amortization	219	208	472	406
Pennsylvania shares tax	396	372	785	724
Professional fees	582	684	1,120	1,267
Federal Deposit Insurance Corporation deposit insurance	228	264	430	485
Marketing	220	140	284	203
Intangible amortization	41	50	85	103
Other	1,107	1,170	2,558	2,268
TOTAL NON-INTEREST EXPENSE	10,420	10,248	21,427	20,199
INCOME BEFORE INCOME TAX PROVISION	5,234	4,406	9,342	8,624
INCOME TAX PROVISION	1,003	813	1,679	1,584
CONSOLIDATED NET INCOME	$4,231	$3,593	$7,663	$7,040
Less: Net income attributable to noncontrolling interest	—	5	—	11
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$4,231	$3,588	$7,663	$7,029
EARNINGS PER SHARE - BASIC	$0.60	$0.51	$1.08	$1.00
EARNINGS PER SHARE - DILUTED	$0.60	$0.51	$1.08	$1.00
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,059,045	7,059,667	7,065,772	7,057,404
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,059,045	7,059,667	7,065,772	7,057,404
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Net Income	$4,231	$3,588	$7,663	$7,029
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	(3,995)	1,390	(10,892)	(521)
Tax effect	839	(292)	2,287	109
Net realized loss (gain) on available for sale securities included in net income	10	(137)	12	(275)
Tax effect	(2)	29	(2)	58
Amortization of unrecognized pension loss	18	47	35	93
Tax effect	(4)	(10)	(8)	(20)
Total other comprehensive (loss) income	(3,134)	1,027	(8,568)	(556)
Comprehensive (loss) income	$1,097	$4,615	$(905)	$6,473

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, March 31, 2022	7,554,567	$41,969	$54,191	$90,928	$(6,546)	$(12,115)	$—	$168,427
Net income				4,231				4,231
Other comprehensive loss					(3,134)			(3,134)
Stock-based compensation			453					453
Cash settlement of options			(1,074)					(1,074)
Dividends declared ($0.32 per share)				(2,256)				(2,256)
Common shares issued for employee stock purchase plan	1,023	6	17					23
Director Compensation Plan	3,575	20	64					84
Purchase of treasury stock (30,000 shares)						(700)		(700)
Balance, June 30, 2022	7,559,165	$41,995	$53,651	$92,903	$(9,680)	$(12,815)	$—	$166,054

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, March 31, 2021	7,537,242	$41,873	$52,818	$83,948	$(2,465)	$(12,115)	$4	$164,063
Net income				3,588			5	3,593
Other comprehensive income					1,027			1,027
Stock-based compensation			307					307
Dividends declared ($0.32 per share)				(2,255)				(2,255)
Common shares issued for employee stock purchase plan	1,045	6	19					25
Director Compensation Plan	3,340	18	61					79
Distributions to noncontrolling interest							(4)	(4)
Balance, June 30, 2021	7,541,627	$41,897	$53,205	$85,281	$(1,438)	$(12,115)	$5	$166,835

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Six months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2021	7,550,272	$41,945	$53,795	$89,761	$(1,112)	$(12,115)	$—	$172,274
Net income				7,663				7,663
Other comprehensive loss					(8,568)			(8,568)
Stock-based compensation			768					768
Cash settlement of options			(1,074)					(1,074)
Dividends declared ($0.64 per share)				(4,521)				(4,521)
Common shares issued for employee stock purchase plan	1,903	11	33					44
Director Compensation Plan	6,990	39	129					168
Purchase of treasury stock 30,000 shares)						(700)		(700)
Balance, June 30, 2022	7,559,165	$41,995	$53,651	$92,903	$(9,680)	$(12,815)	$—	$166,054

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2020	7,532,576	$41,847	$52,523	$82,769	$(882)	$(12,115)	$4	$164,146
Net income				7,029			11	7,040
Other comprehensive loss					(556)			(556)
Stock-based compensation			527					527
Dividends declared ($0.64 per share)				(4,517)				(4,517)
Common shares issued for employee stock purchase plan	1,984	11	34					45
Director Compensation Plan	7,067	39	121					160
Distributions to noncontrolling interest							(10)	(10)
Balance, June 30, 2021	7,541,627	$41,897	$53,205	$85,281	$(1,438)	$(12,115)	$5	$166,835

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2022	2021
OPERATING ACTIVITIES:
Net Income	$7,663	$7,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,833	1,644
Write down of leasehold improvements	254	—
Amortization of intangible assets	85	103
Provision for loan losses	480	865
Stock based compensation	768	527
Accretion and amortization of investment security discounts and premiums	655	531
Net securities losses (gains), available for sale	12	(275)
Originations of loans held for sale	(21,248)	(55,058)
Proceeds of loans held for sale	21,727	56,948
Gain on sale of loans	(611)	(1,578)
Net equity securities losses	99	19
Net securities losses (gains), trading	4	(3)
Security trades payable	896	—
Earnings on bank-owned life insurance	(331)	(335)
Increase in deferred tax asset	(458)	(931)
Other, net	(1,453)	(2,556)
Net cash provided by operating activities	10,375	6,941
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	—	13,574
Proceeds from calls and maturities of available for sale securities	7,500	7,566
Purchases of available for sale securities	(43,812)	(31,714)
Net (increase) decrease in loans	(97,345)	6,150
Acquisition of premises and equipment	(157)	(513)
Proceeds from the sale of premises and equipment	137	2
Proceeds from the sale of foreclosed assets	46	246
Purchase of bank-owned life insurance	(18)	(26)
Proceeds from bank-owned life insurance death benefit	2	—
Investment in limited partnership	(554)	(851)
Proceeds from redemption of regulatory stock	4,385	1,411
Purchases of regulatory stock	(3,312)	(1,154)
Net cash used for investing activities	(133,128)	(5,309)
FINANCING ACTIVITIES:
Net (decrease) increase in interest-bearing deposits	(61,664)	41,266
Net increase in noninterest-bearing deposits	29,928	27,987
Repayment of long-term borrowings	(13,000)	(15,000)
Net (decrease) increase in short-term borrowings	(283)	2,276
Finance lease principal payments	(89)	(77)
Dividends paid	(4,521)	(4,517)
Distributions to non-controlling interest	—	(10)
Issuance of common stock	212	205
Purchases of treasury stock	(700)	—
Net cash (used for) provided by financing activities	(50,117)	52,130
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(172,870)	53,762
CASH AND CASH EQUIVALENTS, BEGINNING	263,862	213,358
CASH AND CASH EQUIVALENTS, ENDING	$90,992	$267,120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,958	$4,987
Income taxes paid	1,121	2,375
Non-cash investing and financing activities:
Right-of-use lease assets obtained in exchange for lessee finance lease liabilities	—	2,653
Transfer of loans to foreclosed real estate	97	—
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

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component shown net of tax and parenthesis indicating debits, as of June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(In Thousands)	Net Unrealized (Loss) Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(3,074)	$(3,472)	$(6,546)	$3,095	$(5,560)	$(2,465)
Other comprehensive (loss) gain before reclassifications	(3,156)	—	(3,156)	1,098	—	1,098
Amounts reclassified from accumulated other comprehensive (loss) gain	8	14	22	(108)	37	(71)
Net current-period other comprehensive (loss) income	(3,148)	14	(3,134)	990	37	1,027
Ending balance	$(6,222)	$(3,458)	$(9,680)	$4,085	$(5,523)	$(1,438)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$2,373	$(3,485)	$(1,112)	$4,714	$(5,596)	$(882)
Other comprehensive loss before reclassifications	(8,605)	—	(8,605)	(412)	—	(412)
Amounts reclassified from accumulated other comprehensive gain (loss)	10	27	37	(217)	73	(144)
Net current-period other comprehensive (loss) income	(8,595)	27	(8,568)	(629)	73	(556)
Ending balance	$(6,222)	$(3,458)	$(9,680)	$4,085	$(5,523)	$(1,438)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of June 30, 2022 and 2021 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Net unrealized (loss) gain on available for sale securities	$(10)	$137	Net debt securities (losses) gains, available for sale
Income tax effect	2	(29)	Income tax provision
Total reclassifications for the period	$(8)	$108

Net unrecognized pension costs	$(18)	$(47)	Other non-interest expense
Income tax effect	4	10	Income tax provision
Total reclassifications for the period	$(14)	$(37)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Six months ended June 30, 2022	Six months ended June 30, 2021
Net unrealized (losses) gain on available for sale securities	$(12)	$275	Net debt securities (losses) gains, available for sale
Income tax effect	2	(58)	Income tax provision
Total reclassifications for the period	$(10)	$217

Net unrecognized pension costs	$(35)	$(93)	Other non-interest expense
Income tax effect	8	20	Income tax provision
Total reclassifications for the period	$(27)	$(73)

Note 3.  Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has contracted with a third-party software vendor to assist with the development of our approach in determining the calculations under the new guidance. The Company is currently refining the expected credit losses calculation along with process documentation and data validation testing. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of January 1, 2023. The Company recognizes that this one-time adjustment may be material but currently the impact to the financial statements is unknown.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This amendment clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. It also introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments are effective for fiscal years beginning after

December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The amendments will be applied prospectively, with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 919,250 stock options, with an average exercise price of $25.36, outstanding on June 30, 2022. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $23.78 being less than the exercise price of the options issued. There were a total of 1,075,775 stock options, with an average exercise price of $27.31 that were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $24.43 being less than the strike price for the period ending June 30, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average common shares issued	7,557,402	7,539,892	7,555,113	7,537,629
Weighted average treasury stock shares	(498,357)	(480,225)	(489,341)	(480,225)
Weighted average common shares outstanding - basic and diluted	7,059,045	7,059,667	7,065,772	7,057,404

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
U.S. Government and agency securities	$1,007	$—	$(27)	$980
Mortgage-backed securities	1,520	—	(145)	1,375
State and political securities	150,303	203	(5,358)	145,148
Other debt securities	47,484	12	(2,561)	44,935
Total debt securities	$200,314	$215	$(8,091)	$192,438

Investment equity securities:
Equity securities	$1,350	$—	$(164)	$1,186

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$1,752	$—	$(5)	$1,747
State and political securities	113,852	3,500	(694)	116,658
Other debt securities	47,802	524	(321)	48,005
Total debt securities	$163,406	$4,024	$(1,020)	$166,410

Investment equity securities:
Equity securities	$1,350	$—	$(62)	$1,288

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021.

	June 30, 2022
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
U.S. Government and agency securities	$980	$(27)	$—	$—	$980	$(27)
Mortgage-backed securities	1,375	(145)	—	—	1,375	(145)
State and political securities	100,753	(3,945)	12,228	(1,413)	112,981	(5,358)
Other debt securities	35,886	(1,937)	6,731	(624)	42,617	(2,561)
Total debt securities	$138,994	$(6,054)	$18,959	$(2,037)	$157,953	$(8,091)

	December 31, 2021
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$1,747	$(5)	$—	$—	$1,747	$(5)
State and political securities	34,203	(398)	7,408	(296)	41,611	(694)
Other debt securities	21,446	(301)	1,808	(20)	23,254	(321)
Total debt securities	$57,396	$(704)	$9,216	$(316)	$66,612	$(1,020)

At June 30, 2022, there were a total of 209 securities in a continuous unrealized loss position for less than twelve months and 30 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at June 30, 2022, the declines outlined in the above table represent temporary declines and the Company does not intend to sell, and does not believe it will be required to sell, these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$12,892	$12,827
Due after one year to five years	116,729	112,732
Due after five years to ten years	67,668	63,997
Due after ten years	3,025	2,882
Total	$200,314	$192,438

Total gross proceeds from sales of debt securities available for sale for the six months ended June 30, 2022 was $0, compared to $13,574,000 for the corresponding 2021 period.

The following table represents gross realized gains and losses from the sales of debt securities available for sale:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Available for sale (AFS):
Gross realized gains:
U.S. Government and agency securities	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—
State and political securities	13	—	14	—
Other debt securities	—	137	—	275
Total gross realized gains	$13	$137	$14	$275

Gross realized losses:
State and political securities	$23	$—	$26	$—
Other debt securities	—	—	—	—
Total gross realized losses	$23	$—	$26	$—

There were no impairment charges included in gross realized losses for the three and six months ended June 30, 2022 and 2021, respectively.

Investment securities with a carrying value of approximately $171,435,000 and $139,435,000 at June 30, 2022 and December 31, 2021, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At June 30, 2022 and December 31, 2021, we had $1,186,000 and $1,288,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Net (losses) gains recognized in equity securities during the period	$(44)	$3	$(103)	$(16)
Less: Net gains realized on the sale of equity securities during the period	—	—	—	—
Unrealized (losses) gains recognized in equity securities held at reporting date	$(44)	$3	$(103)	$(16)

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

The following table presents the related aging categories of loans, by segment, as of June 30, 2022 and December 31, 2021:

	June 30, 2022
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$178,479	$103	$3	$418	$179,003
Real estate mortgage:
Residential	648,960	2,006	351	642	651,959
Commercial	459,923	141	—	3,605	463,669
Construction	47,018	—	—	—	47,018
Consumer automobile loans	136,830	759	67	14	137,670
Other consumer installment loans	9,604	29	—	—	9,633
	1,480,814	$3,038	$421	$4,679	1,488,952
Net deferred loan fees and discounts	180				180
Allowance for loan losses	(14,393)				(14,393)
Loans, net	$1,466,601				$1,474,739

	December 31, 2021
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$162,571	$139	$—	$575	$163,285
Real estate mortgage:
Residential	590,240	4,083	687	837	595,847
Commercial	442,573	224	—	3,937	446,734
Construction	36,701	554	—	40	37,295
Consumer automobile loans	138,775	490	143	—	139,408
Other consumer installment loans	9,199	47	31	—	9,277
	1,380,059	$5,537	$861	$5,389	1,391,846
Net deferred loan fees and discounts	301				301
Allowance for loan losses	(14,176)				(14,176)
Loans, net	$1,366,184				$1,377,971

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$316	$316	$—
Real estate mortgage:
Residential	3,533	3,533	—
Commercial	2,725	2,725	—
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	6,574	6,574	—
With an allowance recorded:
Commercial, financial, and agricultural	383	383	1
Real estate mortgage:
Residential	1,177	1,177	192
Commercial	4,573	4,573	842
Construction	—	—	—
Consumer automobile loans	14	14	14
Installment loans to individuals	19	19	19
	6,166	6,166	1,068
Total:
Commercial, financial, and agricultural	699	699	1
Real estate mortgage:
Residential	4,710	4,710	192
Commercial	7,298	7,298	842
Construction	—	—	—
Consumer automobile loans	14	14	14
Installment loans to individuals	19	19	19
	$12,740	$12,740	$1,068

	December 31, 2021
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$355	$355	$—
Real estate mortgage:
Residential	3,874	3,874	—
Commercial	3,105	3,105	—
Construction	105	105	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	7,439	7,439	—
With an allowance recorded:
Commercial, financial, and agricultural	534	3,321	2
Real estate mortgage:
Residential	1,178	1,178	201
Commercial	4,814	4,814	800
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	20	20	20
	6,546	9,333	1,023
Total:
Commercial, financial, and agricultural	889	3,676	2
Real estate mortgage:
Residential	5,052	5,052	201
Commercial	7,919	7,919	800
Construction	105	105	—
Consumer automobile loans	—	—	—
Installment loans to individuals	20	20	20
	$13,985	$16,772	$1,023

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022			2021
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$758	$5	$—	$1,641	$2	$—
Real estate mortgage:
Residential	4,773	48	—	5,504	89	—
Commercial	7,446	49	—	9,865	35	—
Construction	32	—	—	118	2	—
Consumer automobile	7	1	—	76	—	—
Other consumer installment loans	19	—	—	10	9	—
	$13,035	$103	$—	$17,214	$137	$—

	Six Months Ended June 30,
	2022			2021
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$801	$10	$—	$1,382	$30	$—
Real estate mortgage:
Residential	4,866	94	—	5,775	98	—
Commercial	7,605	101	—	9,703	65	—
Construction	56	1	—	120	3	—
Consumer automobile	5	1	—	50	—	—
Other consumer installment loans	19	—	—	6	9	—
	$13,352	$207	$—	$17,036	$205	$—

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

There were no loan modifications considered to be TDRs completed during the three and six months ended June 30, 2022, respectively. There were three and five loan modifications considered TDRs completed during the three and six months ended June 30, 2021. Loan modifications that are considered TDRs completed during the three and six months ended June 30, 2021 were as follows:

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
There was no loan modification considered to be a TDR made during the twelve months prior to June 30, 2022 that defaulted during the six months ended June 30, 2022. There was one loan modification considered to be a TDR made during the twelve months previous to June 30, 2021 that defaulted during the six months ended June 30, 2021. The defaulted loan type and recorded investments at June 30, 2021 were as follows: one residential real estate loan with a recorded investment of $687,000.

Troubled debt restructurings amounted to $8,692,000 and $9,410,000 as of June 30, 2022 and December 31, 2021, respectively.

The amount of foreclosed residential real estate held at June 30, 2022 and December 31, 2021, totaled $127,000 and $339,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2022 and December 31, 2021, totaled $165,000 and $193,000, respectively.

The Company began offering short-term loan modifications to provide relief to borrowers during the COVID-19 national emergency. The CARES Act, along with a joint agency statement issued by federal and state banking agencies, provides that short-term modifications made in a good faith basis in response to COVID-19 to loans that are current at the time the modification program is implemented do not need to be accounted for as TDRs. Loan modifications and payment deferrals have been at historically high levels as the impact of the pandemic continues. As of June 30, 2022, the loan modification/deferral program in place has generated deferrals of up to 180 days that have been granted on 1,372 loans with no loan remaining in its deferral period. As of June 30, 2021, the loan modification/deferral program in place had generated deferrals of up to 180 days that were granted on 1,365 loans with 20 loans remaining in their deferral period with an aggregate outstanding balance of $7,931,000.These loan modifications met applicable requirements to not be considered TDRs. The Economic Aid to Hard-Hit Small Businesses, Non-profits and Venues Act (the “Economic Aid Act”) passed in December 2020 extended the CARES Act provisions permitting financial institutions to suspend TDR assessment and reporting requirements under generally accepted accounting principles until the earlier of 60 days after the date that the President terminates the COVID-19 national emergency or January 1, 2022.

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

The following table presents the credit quality categories identified above as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$176,987	$648,929	$450,530	$46,914	$137,656	$9,614	$1,470,630
Special Mention	180	273	5,147	—	—	—	5,600
Substandard	1,836	2,757	7,992	104	14	19	12,722
	$179,003	$651,959	$463,669	$47,018	$137,670	$9,633	$1,488,952

	December 31, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$160,899	$592,570	$432,158	$36,511	$139,408	$9,257	$1,370,803
Special Mention	234	284	6,108	676	—	—	7,302
Substandard	2,152	2,993	8,468	108	—	20	13,741
	$163,285	$595,847	$446,734	$37,295	$139,408	$9,277	$1,391,846

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

Activity in the allowance is presented for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,936	$4,801	$5,215	$197	$1,376	$114	$384	$14,023
Charge-offs	—	(15)	—	—	(48)	(43)	—	(106)
Recoveries	41	42	1	28	13	21	—	146
Provision	131	(10)	179	(26)	(34)	18	72	330
Ending Balance	$2,108	$4,818	$5,395	$199	$1,307	$110	$456	$14,393

	Three Months Ended June 30, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$2,606	$4,401	$4,176	$142	$1,735	$235	$907	$14,202
Charge-offs	—	(129)	—	—	(127)	(28)	—	(284)
Recoveries	9	109	25	—	15	12	—	170
Provision	(769)	238	235	70	201	(175)	550	350
Ending Balance	$1,846	$4,619	$4,436	$212	$1,824	$44	$1,457	$14,438

t	Six Months Ended June 30, 2022
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,946	$4,701	$5,336	$179	$1,411	$111	$492	$14,176
Charge-offs	—	(15)	(155)	—	(177)	(103)	—	(450)
Recoveries	45	45	2	28	22	45	—	187
Provision	117	87	212	(8)	51	57	(36)	480
Ending Balance	$2,108	$4,818	$5,395	$199	$1,307	$110	$456	$14,393

	Six Months Ended June 30, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,936	$4,460	$3,635	$134	$1,906	$261	$1,471	$13,803
Charge-offs	(35)	(143)	—	—	(223)	(57)	—	(458)
Recoveries	14	112	25	5	32	40	—	228
Provision	(69)	190	776	73	109	(200)	(14)	865
Ending Balance	$1,846	$4,619	$4,436	$212	$1,824	$44	$1,457	$14,438

The shift in allocation and the decrease in the loan provision is primarily due to changes in the credit metrics within the loan portfolio and decreasing economic uncertainty caused by the COVID-19 pandemic including supply chain disruptions.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at June 30, 2022 and 2021:

	June 30,
	2022	2021
Owners of residential rental properties	19.65%	18.15%
Owners of commercial rental properties	16.11%	13.54%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1	$192	$842	$—	$14	$19	$—	$1,068
Collectively evaluated for impairment	2,107	4,626	4,553	199	1,293	91	456	13,325
Total ending allowance balance	$2,108	$4,818	$5,395	$199	$1,307	$110	$456	$14,393

Loans:
Individually evaluated for impairment	$699	$4,710	$7,298	$—	$14	$19		$12,740
Collectively evaluated for impairment	178,304	647,249	456,371	47,018	137,656	9,614		1,476,212
Total ending loans balance	$179,003	$651,959	$463,669	$47,018	$137,670	$9,633		$1,488,952

	December 31, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2	$201	$800	$—	$—	$20	$—	$1,023
Collectively evaluated for impairment	1,944	4,500	4,536	179	1,411	91	492	13,153
Total ending allowance balance	$1,946	$4,701	$5,336	$179	$1,411	$111	$492	$14,176

Loans:
Individually evaluated for impairment	$889	$5,052	$7,919	$105	$—	$20		$13,985
Collectively evaluated for impairment	162,396	590,795	438,815	37,190	139,408	9,257		1,377,861
Total ending loans balance	$163,285	$595,847	$446,734	$37,295	$139,408	$9,277		$1,391,846

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.

The following sets forth the components of the net periodic expense/(gain) of the domestic non-contributory defined benefit plan for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Interest cost	$138	$127	$276	$254
Expected return on plan assets	(413)	(386)	(825)	(772)
Amortization of net loss	18	47	35	93
Net periodic benefit	$(257)	$(212)	$(514)	$(425)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2021, that it does not expect to contribute to its defined benefit plan in 2022.  As of June 30, 2022, there were no contributions made to the pension plan.

Note 8.  Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,500,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the six months ended June 30, 2022 and 2021, there were 1,903 and 1,984 shares issued under the Plan, respectively, for total proceeds of $44,000 and $45,000.

The Company maintains the 2020 Non-Employee Director Compensation Plan ("Director Plan"). Under this Director Plan, non-employee directors who have not attained specified stock ownership levels are required to receive a portion of their annual compensation in the form of common stock (currently 50%of total annual compensation), with the ability to elect to receive up to 100% of annual compensation in the form of common stock by making a written election prior to the calendar year to which the compensation relates. The Director Plan allows for up to 100,000 shares to be issued. As of June 30 2022, the Company has issued a total of 28,700 shares of common stock to non-employee directors under the Director Plan in lieu of otherwise payable cash compensation with 6,990 and 7,067 shares issued during the six months ended June 30, 2022 and 2021.

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2022 and December 31, 2021:

(In Thousands)	June 30, 2022	December 31, 2021
Commitments to extend credit	$211,827	$184,364
Standby letters of credit	9,942	7,027
Credit exposure from the sale of assets with recourse	10,339	10,248
	$232,108	$201,639

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$980	$—	$980
Mortgage-backed securities	—	1,375	—	1,375
State and political securities	—	145,148	—	145,148
Other debt securities	—	44,935	—	44,935
Investment equity securities:
Equity securities	1,186	—	—	1,186

	December 31, 2021
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$1,747	$—	$1,747
State and political securities	—	116,658	—	116,658
Other debt securities	—	48,005	—	48,005
Investment equity securities:
Equity securities	1,288	—	—	1,288

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$2,041	$2,041
Other real estate owned	—	—	127	127

	December 31, 2021
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$2,360	$2,360
Other real estate owned	—	—	83	83

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	2,041	Appraisal of collateral (1)	Appraisal adjustments (1)	0% to (20)%	(3)%
Other real estate owned	$127	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2021
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	2,360	Appraisal of collateral (1)	Appraisal adjustments (1)	0% to (34)%	(15)%
Other real estate owned	$83	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at June 30, 2022 and December 31, 2021:

	Carrying	Fair	Fair Value Measurements at June 30, 2022
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Loans held for sale (1)	$3,857	$3,857	$3,857	$—	$—
Loans, net	1,474,739	1,420,867	—	—	1,420,867

Financial liabilities:
Time deposits	153,679	145,812	—	—	145,812
Short-term borrowings	5,464	5,464	5,464	—	—
Long-term borrowings	112,874	108,433	—	—	108,433
(1) The financial instrument is carried at cost at, June 30, 2022 which approximate the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2021
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Loans held for sale (1)	$3,725	$3,725	$3,725	$—	$—
Loans, net	1,377,971	1,379,787	—	—	1,379,787

Financial liabilities:
Time deposits	205,367	204,512	—	—	204,512
Short-term borrowings	5,747	5,747	5,747	—	—
Long-term borrowings	125,963	127,679	—	—	127,679
(1) The financial instrument is carried at cost at, December 31, 2021 which approximate the fair value of the instruments

The methods and assumptions used by the Company in estimating fair values of financial instruments is in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 which requires public entities to use exit pricing in the calculation of the above tables.

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

As of January 1, 2022, the Company had a total of 1,034,525 stock options outstanding. During the period ended June 30, 2022, the Company issued 234,000 stock options with a strike price of $24.10 to a group of employees. The options granted in 2022 all expire ten years from the grant date. Of the 234,000 grants awarded in 2022, 156,000 of the options vest in three years while the 78,000 remaining options vest in five years. During the period ended June 30, 2022, a voluntary cash settlement of 346,725 outstanding stock options with an average strike price of $30.07 was initiated. The repurchase price per outstanding share ranged from $1.4770 to $3.3685 as determined by the utilization of a Black Scholes valuation methodology.

Stock Options Granted
Date	Shares	Forfeited	Cash Settlement	Outstanding	Strike Price	Vesting Period	Expiration
January 18, 2022	156,000	—	—	156,000	$24.10	3 years	10 years
January 18, 2022	78,000	—	—	78,000	24.10	5 years	10 years
April 9, 2021	156,500	—	—	156,500	24.23	3 years	10 years
April 9, 2021	78,000	—	—	78,000	24.23	5 years	10 years
March 11, 2020	119,300	—	—	119,300	25.34	3 years	10 years
March 11, 2020	119,200	—	—	119,200	25.34	5 years	10 years
March 15, 2019	120,900	(15,600)	—	105,300	28.01	3 years	10 years
March 15, 2019	119,100	(15,150)	—	103,950	28.01	5 years	10 years
August 24, 2018	75,300	(11,850)	(63,450)	—	30.67	3 years	10 years
August 24, 2018	149,250	(23,850)	(125,400)	—	30.67	5 years	10 years
January 5, 2018	18,750	—	(18,750)	—	30.07	3 years	10 years
January 5, 2018	18,750	—	(18,750)	—	30.07	5 years	10 years
March 24, 2017	69,375	(11,250)	(58,125)	—	29.47	3 years	10 years
March 24, 2017	35,625	(2,250)	(33,375)	—	29.47	5 years	10 years
August 27, 2015	58,125	(26,250)	(28,875)	3,000	28.02	5 years	10 years

A summary of stock option activity is presented below:

	June 30, 2022
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,034,525	$27.23
Granted	234,000	24.10
Cash settlement	(346,725)	30.07
Forfeited	(2,550)	29.10
Expired	—	—
Outstanding, end of period	919,250	$25.36

Exercisable, end of period	108,300	$28.01

The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straightline basis over the options’ vesting periods while ensuring that the cumulative amount of compensation cost recognized at least equals the value of the vested portion of the award at that date.

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for stock options granted for the six months ended June 30, 2022:

Six months ended June 30,
2022
Risk-free interest rate	1.23%
Expected volatility	33%
Expected Annual dividend	$1.28
Expected life	6.84 years
Weighted average grant date fair value per option	$4.28

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense related to stock options was $768,000 for the six months ended June 30, 2022 compared to $527,000 for the same period of 2021. The expense level for the six months ended June 30, 2022 was impacted by the voluntary cash settlement of 346,725 stock options which resulted in $183,000 in additional compensation expense and a reduction in additional paid-in capital of $1,074,000. As of June 30, 2022, a total of 108,300 stock options were exercisable and the weighted average years to expiration of these options was 7.21 years. Total unrecognized compensation cost for non-vested options was $2,088,000 and will be recognized over their weighted average remaining vesting period of 1.35 years.

Note 13.  Leases

The following table shows finance lease right of use assets and finance lease liabilities as of:

(In Thousands)	Statement of Financial Condition classification	June 30, 2022	December 31, 2021
Finance lease right of use assets	Premises and equipment, net	$7,220	$7,435
Finance lease liabilities	Long-term borrowings	7,874	7,963

The following table shows the components of finance and operating lease expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021

Finance Lease Cost:
Amortization of right-of-use asset	$107	$107	$215	$259
Interest expense	62	62	123	133
Operating lease cost	71	74	143	150
Variable lease cost	—	—	—	—
Total Lease Cost	$240	$243	$481	$542

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(In Thousands)	Operating	Finance
2022	$146	$210
2023	265	421
2024	255	427
2025	257	929
2026	260	387
2027 and thereafter	2,568	9,276
Total undiscounted cash flows	3,751	11,650
Discount on cash flows	(951)	(3,776)
Total lease liability	$2,800	$7,874

The following table shows the weighted average remaining lease term and weighted average discount rate for both operating and finance leases outstanding as of June 30, 2022.

	Operating	Finance
Weighted-average term (years)	17.3	23.9
Weighted-average discount rate	3.54%	3.20%

Note 14.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company cautions readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the  increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; (vi) the length and extent of the economic contraction as a result of the COVID-19 pandemic; or (vii) the effect of changes in the business cycle and downturns in the local, regional or national economies, including the effects of inflation,; and (viii) the Risk Factors identified in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and in other filings made by the Company under the Securities Exchange Act of 1934.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS SUMMARY

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

Summary Results

Net income for the three and six months ended June 30, 2022 was $4,231,000 and $7,663,000 compared to $3,588,000 and $7,029,000 for the same periods of 2021. Results for the three and six months ended June 30, 2022 compared to 2021 were impacted by an increase in after-tax securities losses of $154,000 (from a gain of $111,000 to a loss of $43,000) for the three month period and an increase in after-tax securities losses of $296,000 (from a gain of $205,000 to a loss of $91,000) for the six month period. Results for the three and six months ended June 30, 2022 were impacted by additional compensation expense of $183,000 (after-tax $145,000) associated with the voluntary cash settlement of 346,725 outstanding stock options. In addition, an after-tax loss of $201,000 related to a branch closure negatively impacted results for the six months ended June 30, 2022. Basic and diluted earnings per share for the three and six months ended June 30, 2022 were $0.60 and $1.08. Basic and diluted earnings per share for the three and six months ended June 30, 2021 were $0.51 and $1.00. Annualized return on average assets was 0.88% for three months ended June 30, 2022, compared to 0.76% for the corresponding period of 2021. Annualized return on average assets was 0.80% for the six months ended June 30, 2022, compared to 0.75% for the corresponding period of 2021. Annualized return on average equity was 10.15% for the three months ended June 30, 2022, compared to 8.70% for the corresponding period of 2021. Annualized return on average equity was 9.20% for the six months ended June 30, 2022, compared to 8.69% for the corresponding period of 2021. Net income from core operations (“core earnings”), which is a non-generally accepted accounting principles (GAAP) measure of net income excluding net securities gains or losses, was $4.3 million for the three months ended June 30, 2022 compared to $3.5 million for the same period of 2021. Core earnings were $7.8 million for the six months ended June 30, 2022, compared to $6.8 million for the same period of 2021. Core earnings per share for the three months ended June 30, 2022 were $0.61 basic and diluted, compared to $0.49 basic and diluted core earnings per share for the same period of 2021. Core earnings per share for the six months ended June 30, 2022 were $1.10 basic and diluted, compared to $0.97 basic and diluted for the same period of 2021.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP net income	$4,231	$3,588	$7,663	$7,029
Less: net securities (losses) gains, net of tax	(43)	111	(91)	205
Non-GAAP core earnings	$4,274	$3,477	$7,754	$6,824

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP Return on average assets (ROA)	0.88%	0.76%	0.80%	0.75%
Less: net securities (losses) gains, net of tax	(0.01)%	0.02%	(0.01)%	0.02%
Non-GAAP core ROA	0.89%	0.74%	0.81%	0.73%

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
GAAP Return on average equity (ROE)		10.15%	8.70%	9.20%	8.69%
Less: net securities (losses) gains, net of tax		(0.10)%	0.27%	(0.11)%	0.25%
Non-GAAP core ROE	.	10.25%	8.43%	9.31%	8.44%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP Basic earnings per share (EPS)	$0.60	$0.51	$1.08	$1.00
Less: net securities (losses) gains, net of tax	(0.01)	0.02	(0.02)	0.03
Non-GAAP core operating EPS	$0.61	$0.49	$1.10	$0.97

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP Diluted EPS	$0.60	$0.51	$1.08	$1.00
Less: net securities (losses) gains, net of tax	(0.01)	0.02	(0.02)	0.03
Non-GAAP diluted core EPS	$0.61	$0.49	$1.10	$0.97

Interest and Dividend Income

Interest and dividend income for the three and six months ended June 30, 2022 increased $778,000 and $458,000 compared to the same periods of 2021. The increase in loan portfolio income was due to a increase in the average loan portfolio balance offset partially by a decrease in average rate earned on the portfolio.  Investment securities income has been impacted by a decrease in the average rate earned on the portfolio as higher yielding legacy investments matured. The size of the investment portfolio began to increase during the three months ended June 30, 2022 which offset the decrease in average rate earned. The increase in dividend and other interest income is due to the increase in interest earned on federal funds sold and interest-bearing deposits.

Interest and dividend income composition for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended
	June 30, 2022		June 30, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$13,620	89.70%	$13,099	90.93%	$521	3.98%
Investment securities:
Taxable	864	5.69	838	5.82	26	3.10
Tax-exempt	194	1.28	164	1.14	30	18.29
Dividend and other interest income	506	3.33	305	2.11	201	65.90
Total interest and dividend income	$15,184	100.00%	$14,406	100.00%	$778	5.40%

	Six Months Ended
	June 30, 2022		June 30, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$26,658	90.49%	$26,444	91.18%	$214	0.81%
Investment securities:
Taxable	1,601	5.43	1,657	5.71	(56)	(3.38)
Tax-exempt	358	1.22	335	1.16	23	6.87
Dividend and other interest income	842	2.86	565	1.95	277	49.03
Total interest and dividend income	$29,459	100.00%	$29,001	100.00%	$458	1.58%

Interest Expense

Interest expense for the three and six months ended June 30, 2022 decreased $974,000 and $2,077,000 compared to the same periods of 2021. Interest-bearing deposit rates continued to remain at low levels due to the continued economic impact of COVID-19 and level of excess balance sheet liquidity. The decrease in deposit rates was offset in part by an increase in average interest-bearing demand deposits. Growth in the deposit portfolio has allowed for a decrease in average long-term borrowings resulting in a decrease in long-term borrowing interest expense.

Interest expense composition for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended
	June 30, 2022		June 30, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$710	53.10%	$1,489	64.43%	$(779)	(52.32)%
Short-term borrowings	2	0.15	2	0.09	—	—
Long-term borrowings	625	46.75	820	35.48	(195)	(23.78)
Total interest expense	$1,337	100.00%	$2,311	100.00%	$(974)	(42.15)%

	Six Months Ended
	June 30, 2022		June 30, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$1,498	54.30%	$3,173	65.61%	$(1,675)	(52.79)%
Short-term borrowings	3	0.11	4	0.08	(1)	(25.00)
Long-term borrowings	1,258	45.59	1,659	34.31	(401)	(24.17)
Total interest expense	$2,759	100.00%	$4,836	100.00%	$(2,077)	(42.95)%

Net Interest Margin

The net interest margin for the three and six months ended June 30, 2022 was 3.12% and 3.03%, compared to 2.78% and 2.83% for the corresponding periods of 2021. The increase in the net interest margin for the three and six month periods was driven by a decline in the rate paid on interest-bearing deposits of 29 and 33 basis points ("bps") as rates paid decreased throughout 2021 and remained at historically low levels during 2022. Leading the decline in the rate paid on interest-bearing deposits were decreases of 98 and 95 bps in the rate paid on time deposits as time deposits issued prior to the COVID-19 pandemic matured. The increase in the earning asset yield was driven by an increase in yield on federal funds sold and interest-bearing deposits due to the rate increases enacted by the Federal Open Market Committee ("FOMC"). For the three and six months ended June 30, 2022 there was an increase in rate on federal funds sold of 57 and 30 bps, respectively, while the rate on interest bearing deposits increased 57 and 26 bps.

The following is a schedule of average balances and associated yields for the three and six months ended June 30, 2022 and 2021:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$52,886	$331	2.51%	$46,926	$334	2.85%
All other loans	1,394,631	13,358	3.84%	1,285,853	12,835	4.00%
Total loans (2)	1,447,517	13,689	3.79%	1,332,779	13,169	3.96%

Federal funds sold	48,352	154	1.28%	25,538	45	0.71%

Taxable securities	154,484	1,048	2.75%	148,415	1,051	2.87%
Tax-exempt securities (3)	45,824	245	2.17%	36,469	208	2.31%
Total securities	200,308	1,293	2.62%	184,884	1,259	2.76%

Interest-bearing deposits	102,172	168	0.66%	218,868	48	0.09%

Total interest-earning assets	1,798,349	15,304	3.42%	1,762,069	14,521	3.31%

Other assets	131,117			128,402

Total assets	$1,929,466			$1,890,471

Liabilities and shareholders’ equity:
Savings	$248,063	24	0.04%	$225,625	28	0.05%
Super Now deposits	388,002	239	0.25%	285,672	208	0.29%
Money market deposits	304,636	210	0.28%	309,749	256	0.33%
Time deposits	164,301	237	0.58%	256,345	997	1.56%
Total interest-bearing deposits	1,105,002	710	0.26%	1,077,391	1,489	0.55%

Short-term borrowings	5,636	2	0.14%	7,047	2	0.11%
Long-term borrowings	112,901	625	2.22%	141,076	820	2.33%
Total borrowings	118,537	627	2.12%	148,123	822	2.23%

Total interest-bearing liabilities	1,223,539	1,337	0.44%	1,225,514	2,311	0.76%

Demand deposits	518,467			482,513
Other liabilities	20,708			17,384
Shareholders’ equity	166,752			165,060

Total liabilities and shareholders’ equity	$1,929,466			$1,890,471
Interest rate spread (3)			2.98%			2.55%
Net interest income/margin (3)		$13,967	3.12%		$12,210	2.78%
1.    Information on this table has been calculated using average daily balance sheets to obtain average balances.
2.    Non-accrual loans have been included with loans for the purpose of analyzing net interest earnings.
3.    Income and rates on fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard tax rate of 21%

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$50,775	$639	2.54%	$46,177	$684	2.99%
All other loans	1,372,810	26,153	3.84%	1,289,660	25,904	4.05%
Total loans (2)	1,423,585	26,792	3.80%	1,335,837	26,588	4.01%

Federal funds sold	49,171	247	1.01%	12,840	45	0.71%

Taxable securities	149,489	1,968	2.67%	146,740	2,083	2.88%
Tax-exempt securities (3)	43,416	453	2.12%	36,420	424	2.36%
Total securities	192,905	2,421	2.54%	183,160	2,507	2.78%

Interest-bearing deposits	129,704	228	0.35%	207,495	94	0.09%

Total interest-earning assets	1,795,365	29,688	3.34%	1,739,332	29,234	3.39%

Other assets	128,624			126,418

Total assets	$1,923,989			$1,865,750

Liabilities and shareholders’ equity:
Savings	$244,528	46	0.04%	$220,161	72	0.07%
Super Now deposits	379,496	434	0.23%	287,444	475	0.33%
Money market deposits	301,744	396	0.26%	307,885	523	0.34%
Time deposits	177,487	622	0.71%	255,408	2,103	1.66%
Total interest-bearing deposits	1,103,255	1,498	0.27%	1,070,898	3,173	0.60%

Short-term borrowings	5,416	3	0.11%	6,368	4	0.13%
Long-term borrowings	114,077	1,258	2.23%	141,279	1,659	2.37%
Total borrowings	119,493	1,261	2.13%	147,647	1,663	2.27%

Total interest-bearing liabilities	1,222,748	2,759	0.46%	1,218,545	4,836	0.80%

Demand deposits	512,441			464,237
Other liabilities	22,184			21,227
Shareholders’ equity	16,616			161,741

Total liabilities and shareholders’ equity	$1,773,989			$1,865,750
Interest rate spread (3)			2.88%			2.59%
Net interest income/margin (3)		$26,929	3.03%		$24,398	2.83%
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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Total interest income	$15,184	$14,406	$29,459	$29,001
Total interest expense	1,337	2,311	2,759	4,836
Net interest income (GAAP)	13,847	12,095	26,700	24,165
Tax equivalent adjustment	120	115	229	233
Net interest income (fully taxable equivalent) (NON-GAAP)	$13,967	$12,210	$26,929	$24,398

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Three months ended June 30,
	2022 vs. 2021			2022 vs. 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume		Rate	Net
Interest income:
Tax-exempt loans	$39	$(42)	$(3)	$64		$(109)	$(45)
All other loans	1,053	(530)	523	1,627		(1,378)	249
Federal funds sold	57	52	109	176		26	202
Taxable investment securities	43	(46)	(3)	39		(154)	(115)
Tax-exempt investment securities	51	(14)	37	75		(46)	29
Interest bearing deposits	(39)	159	120	(35)		169	134
Total interest-earning assets	1,204	(421)	783	1,946		(1,492)	454

Interest expense:
Savings deposits	3	(7)	(4)	8		(34)	(26)
Super Now deposits	64	(33)	31	126		(167)	(41)
Money market deposits	(4)	(42)	(46)	(10)		(117)	(127)
Time deposits	(276)	(484)	(760)	(515)		(966)	(1,481)
Short-term borrowings	—	—	—	(1)	0	—	(1)
Long-term borrowings	(158)	(37)	(195)	(307)	0	(94)	(401)
Total interest-bearing liabilities	(371)	(603)	(974)	(699)		(1,378)	(2,077)
Change in net interest income	$1,575	$182	$1,757	$2,645		$(114)	$2,531

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at June 30, 2022, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $14,176,000 at December 31, 2021 to $14,393,000 at June 30, 2022. The increase in allowance was due to growth in the loan portfolio. At June 30, 2022 and December 31, 2021, the allowance for loan losses to total loans was 0.97% and 1.02%, respectively.

The provision for loan losses totaled $330,000 and $480,000 for the three and six months ended June 30, 2022 and the amounts for the corresponding 2021 periods were $350,000 and $865,000. The decrease in the provision for loan losses for the three months and six months ended June 30 2022 compared to the corresponding 2021 periods was the result of economic improvement along with the 2021 period provision being affected by the continued economic uncertainty caused by COVID-19 and supply chain shortages.

Nonperforming loans decreased to $5,100,000 at June 30, 2022 from $6,250,000 at December 31, 2021. The majority of nonperforming loans involve loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses. The ratio of nonperforming loans to total loans was 0.34% and 0.45% at June 30, 2022 and December 31, 2021, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 282.22% and 226.82% at June 30, 2022 and December 31, 2021, respectively. Internal loan review and analysis coupled with changes in the loan portfolio composition resulted in a provision for loan losses of $330,000 and $480,000 for the three and six months ended June 30, 2022.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
June 30, 2022	$421	$4,679	$5,100
March 31, 2022	364	4,917	5,281
December 31, 2021	861	5,389	6,250
September 30, 2021	854	6,909	7,763
June 30, 2021	529	7,402	7,931

	June 30, 2022
	Amount of Allowance for Loan Losses Allocated	Total loans	Allowance for Loan Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$2,108	$179,003	1.18%	$45	$167,240	0.03%
Real estate mortgage:
Residential	4,818	651,959	0.74%	30	618,285	—%
Commercial	5,395	463,669	1.16%	(153)	449,734	(0.03)%
Construction	199	47,018	0.42%	28	42,232	0.07%
Consumer automobiles	1,307	137,670	0.95%	(155)	136,536	(0.11)%
Other consumer installment loans	110	9,633	1.14%	(58)	9,558	(0.61)%
Unallocated	456
	$14,393	$1,488,952	0.97%	$(263)	$1,423,585	(0.02)%

Total non-accrual loans outstanding	$4,679
Non-accrual loans to total loans outstanding	0.31%
Allowance for loan losses to non-accrual loans	307.61%

	December 31, 2021
	Amount of Allowance for Loan Losses Allocated	Total loans	Allowance for Loan Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$1,946	$163,285	1.19%	$(10)	$175,631	(0.01)%
Real estate mortgage:
Residential	4,701	595,847	0.79%	(107)	584,849	(0.02)%
Commercial	5,336	446,734	1.19%	95	381,306	0.02%
Construction	179	37,295	0.48%	10	41,564	0.02%
Consumer automobiles	1,411	139,408	1.01%	(143)	152,496	(0.09)%
Other consumer installment loans	111	9,277	1.20%	(112)	9,787	(1.14)%
Unallocated	492
	$14,176	$1,391,846	1.02%	$(267)	$1,345,633	(0.02)%

Total non-accrual loans outstanding	$5,389
Non-accrual loans to total loans outstanding	0.39%
Allowance for loan losses to non-accrual loans	263.05%

Non-interest Income

Total non-interest income for the three and six months ended June 30, 2022 compared to the same periods in 2021 decreased $772,000 and $974,000. Excluding net securities gains, non-interest income for the three and six months ended June 30, 2022 decreased $578,000 and $600,000 compared to the same periods in 2021. Gain on sale of loans decreased as the volume of loan sales has declined and the product mix has caused the Company to increasingly act in a broker capacity with the fee income from broker activity included in loan broker commissions. Service charges increased for the three and six month periods primarily due to an increase in overdraft fees. Brokerage commissions have fluctuated due to changes in the product mix and reduced consumer activity. The decrease in debit card fees is a result of an decrease in debit card usage.

Non-interest income composition for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended
	June 30, 2022		June 30, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$509	23.82%	$379	13.03%	$130	34.30%
Net debt securities (losses) gains, available for sale	(10)	(0.47)	137	4.71	(147)	107.30
Net equity securities (losses) gains	(44)	(2.06)	3	0.10	(47)	1,566.67
Net securities (losses) gains, trading	—	—	—	—	—	#DIV/0!
Bank-owned life insurance	161	7.53	162	5.57	(1)	(0.62)
Gain on sale of loans	266	12.45	670	23.03	(404)	(60.30)
Insurance commissions	107	5.01	150	5.16	(43)	(28.67)
Brokerage commissions	158	7.39	207	7.12	(49)	(23.67)
Loan broker commissions	371	17.36	496	17.05	(125)	(25.20)
Debit card income	391	18.30	398	13.68	(7)	(1.76)
Other	228	10.67	307	10.54	(79)	(25.73)
Total non-interest income	$2,137	100.00%	$2,909	99.99%	$(772)	(26.54)%

	Six Months Ended
	June 30, 2022		June 30, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,004	22.07%	$762	13.80%	$242	31.76%
Net debt securities (losses) gains, available for sale	(12)	(0.26)	275	4.98	(287)	104.36
Net equity securities (losses) gains	(103)	(2.26)	(16)	(0.29)	(87)	(543.75)
Net securities (losses) gains, trading	—	—	—	—	—	#DIV/0!
Bank-owned life insurance	331	7.28	335	6.07	(4)	(1.19)
Gain on sale of loans	611	13.43	1,578	28.57	(967)	(61.28)
Insurance commissions	277	6.09	307	5.56	(30)	(9.77)
Brokerage commissions	358	7.87	426	7.71	(68)	(15.96)
Loan broker commissions	912	20.05	677	12.26	235	34.71
Debit card income	736	16.18	778	14.09	(42)	(5.40)
Other	435	9.56	401	7.25	34	8.48
Total non-interest income	$4,549	100.01%	$5,523	100.00%	$(974)	(17.64)%

Non-interest Expense

Total non-interest expense increased $172,000 and $1,228,000 for the three and six months ended June 30, 2022 compared to the same periods of 2021. The increase in salaries and employee benefits is attributable to the current employment environment, employee retention efforts, routine annual wage increases, and the voluntary cash settlement of 346,725 outstanding stock options resulting in $183,000 of compensation expense. Furniture and equipment expenses in addition to occupancy expenses for the six month period have decreased as maintenance costs and the level of depreciation have decreased. Software amortization increased due to increased software licensing costs. Other expense increased for the six month period primarily from a write down on leasehold improvements of $254,000 related to a branch closure.

Non-interest expense composition for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended
	June 30, 2022		June 30, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$6,141	58.93%	$5,672	55.35%	$469	8.27%
Occupancy	740	7.10	717	7.00	23	3.21
Furniture and equipment	746	7.16	971	9.48	(225)	(23.17)
Software amortization	219	2.10	208	2.03	11	5.29
Pennsylvania shares tax	396	3.80	372	3.63	24	6.45
Professional fees	582	5.59	684	6.67	(102)	(14.91)
Federal Deposit Insurance Corporation deposit insurance	228	2.19	264	2.58	(36)	(13.64)
Marketing	220	2.11	140	1.37	80	57.14
Intangible amortization	41	0.39	50	0.49	(9)	(18.00)
Other	1,107	10.63	1,170	11.40	(63)	(5.38)
Total non-interest expense	$10,420	100.00%	$10,248	100.00%	$172	1.68%

	Six Months Ended
	June 30, 2022		June 30, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$12,405	57.89%	$11,270	55.79%	$1,135	10.07%
Occupancy	1,650	7.70	1,693	8.38	(43)	(2.54)
Furniture and equipment	1,638	7.64	1,780	8.81	(142)	(7.98)
Software amortization	472	2.20	406	2.01	66	16.26
Pennsylvania shares tax	785	3.66	724	3.58	61	8.43
Professional fees	1,120	5.23	1,267	6.27	(147)	(11.60)
Federal Deposit Insurance Corporation deposit insurance	430	2.01	485	2.40	(55)	(11.34)
Marketing	284	1.33	203	1.01	81	39.90
Intangible amortization	85	0.40	103	0.51	(18)	(17.48)
Other	2,558	11.94	2,268	11.24	290	12.79
Total non-interest expense	$21,427	100.00%	$20,199	100.00%	$1,228	6.08%

Provision for Income Taxes

Income taxes increased $190,000 and $95,000 for the three and six months ended June 30, 2022 compared to the same periods of 2021. The effective tax rate for the three and six months ended June 30, 2022 was 19.16% and 17.97% compared to 18.44% and 18.10% for the same periods of 2021. The Company currently is in a deferred tax asset position. A valuation allowance was established on the $1,003,000 of capital loss carryforwards for the twelve months ended December 31, 2021, which remained unchanged during the second quarter of 2022.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents decreased $172,870,000 from $263,862,000 at December 31, 2021 to $90,992,000 at June 30, 2022, primarily as a result of the following activities during the six months ended June 30, 2022. The decrease in cash and cash equivalents is primarily due to the decrease in interest-bearing balances held with other financial institutions.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds being less than loan originations, less $611,000 in realized gains, by $132,000 for the six months ended June 30, 2022.

Loans

Gross loans increased $96,985,000 since December 31, 2021 due primarily to an increase in both residential and commercial real estate mortgage categories. Consumer automobile loans decreased as used car inventories remain at historically low levels.

The allocation of the loan portfolio, by category, as of June 30, 2022 and December 31, 2021 is presented below:

	June 30, 2022		December 31, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$179,003	12.02%	$163,285	11.73%	$15,718	9.63%
Real estate mortgage:
Residential	651,959	43.78	595,847	42.80	56,112	9.42%
Commercial	463,669	31.14	446,734	32.09	16,935	3.79%
Construction	47,018	3.16	37,295	2.68	9,723	26.07%
Consumer automobile loans	137,670	9.24	139,408	10.01	(1,738)	(1.25)%
Other consumer installment loans	9,633	0.65	9,277	0.67	356	3.84%
Net deferred loan fees and discounts	180	0.01	301	0.02	(121)	(40.20)%
Gross loans	$1,489,132	100.00%	$1,392,147	100.00%	$96,985	6.97%

The following table shows the amount of accrual and non-accrual TDRs at June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$320	$379	$699	$314	$574	$888
Real estate mortgage:
Residential	3,925	175	4,100	3,999	178	4,177
Commercial	1,633	2,260	3,893	1,836	2,509	4,345
	$5,878	$2,814	$8,692	$6,149	$3,261	$9,410

Investments

The fair value of the investment debt securities portfolio at June 30, 2022 increased $26,028,000 since December 31, 2021, while the amortized cost of the portfolio increased $36,908,000.  The increase in the investment portfolio amortized value occurred within the state and political segment of the portfolio. The mortgage-backed segment was reduced as bonds prepaid due to the low interest rate environment. The other debt segment of the investment portfolio is primarily corporate bonds and this segment remained flat. The municipal segment was increased as primarily bonds with a final maturity of one to five years have been purchased. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 90.47% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has remained flat at $1,350,000 for June 30, 2022 and December 31, 2021 while the fair value decreased $102,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at June 30, 2022 follows:

	A- to AAA			B- to BBB+		C- to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost		Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
U.S. Government and agency securities	$1,007		$980	$—	$—	$—	$—	$—	$—	$1,007	$980
Mortgage-backed securities	1,520	7	1,375	—	—	—	—	—	—	1,520	1,375
State and political securities	149,003		143,858	120	120	—	—	1,180	1,170	150,303	145,148
Other debt securities	29,704		27,839	1,806	1,769	—	—	15,974	15,327	47,484	44,935
Total debt securities AFS	$181,234		$174,052	$1,926	$1,889	$—	$—	$17,154	$16,497	$200,314	$192,438

Financing Activities

Deposits

Total deposits decreased $31,736,000 from December 31, 2021 to June 30, 2022. Time deposits decreased $51,688,000 over this period to a total of $153,679,000 as excess on balance sheet liquidity has allowed for a decrease in the reliance on higher rate time deposit funding. An increase in core deposits (deposits less time deposits) of $19,952,000 has provided relationship driven funding for the loan and investment portfolios. Emphasis during 2021 and through 2022 has been on increasing the utilization of electronic (internet and mobile) deposit banking among our customers. Utilization of internet and mobile banking has increased due to these efforts coupled with a change in consumer behavior due to the business and travel restrictions that were temporarily in effect due to the COVID-19 pandemic.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2022		December 31, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$524,288	32.98%	$494,360	30.49%	$29,928	6.05%
NOW accounts	353,102	22.21	366,399	22.60	(13,297)	(3.63)
Money market deposits	309,453	19.47	318,877	19.67	(9,424)	(2.96)
Savings deposits	249,057	15.67	236,312	14.58	12,745	5.39
Time deposits	153,679	9.67	205,367	12.66	(51,688)	(25.17)
Total deposits	$1,589,579	100.00%	$1,621,315	100.00%	$(31,736)	(1.96)%

Borrowed Funds

Total borrowed funds decreased 10.15%, or $13,372,000, to $118,338,000 at June 30, 2022 compared to $131,710,000 at December 31, 2021. The decrease in long term borrowings occurred as fixed rate borrowings matured. Securities sold under agreements to repurchase have decreased as customers balances have decreased.

	June 30, 2022		December 31, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
Securities sold under agreement to repurchase	$5,464	4.62%	$5,747	4.36%	$(283)	(4.92)%
Total short-term borrowings	5,464	4.62	5,747	4.36	(283)	(4.92)
Long-term borrowings:
Long-term FHLB borrowings	105,000	88.72	118,000	89.59	(13,000)	(11.02)
Long-term finance lease	7,874	6.65	7,963	6.05	(89)	(1.12)
Total long-term borrowings	112,874	95.38	125,963	95.64	(13,089)	(10.39)
Total borrowed funds	$118,338	100.00%	$131,710	100.00%	$(13,372)	(10.15)%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	June 30, 2022	December 31, 2021
Investment debt securities pledged, fair value	$8,231	$8,881
Repurchase agreements	5,464	5,747

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

The Company's capital ratios as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$157,230	10.216%	$156,439	10.791%
For Capital Adequacy Purposes	69,258	4.500	65,237	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	107,734	7.000	101,480	7.000
To Be Well Capitalized	100,039	6.500	94,232	6.500
Total Capital (to Risk-weighted Assets)
Actual	$171,740	11.158%	$170,708	11.776%
For Capital Adequacy Purposes	123,133	8.000	115,970	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	161,612	10.500	152,211	10.500
To Be Well Capitalized	153,916	10.000	144,963	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$157,230	10.216%	$156,439	10.791%
For Capital Adequacy Purposes	92,343	6.000	86,983	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	130,820	8.500	123,226	8.500
To Be Well Capitalized	123,125	8.000	115,977	8.000
Tier I Capital (to Average Assets)
Actual	$157,230	8.274%	$156,439	8.397%
For Capital Adequacy Purposes	76,012	4.000	74,521	4.000
To Be Well Capitalized	95,015	5.000	93,152	5.000

Jersey Shore State Bank's capital ratios as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$113,053	10.024%	$110,682	10.337%
For Capital Adequacy Purposes	50,752	4.500	48,183	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	78,948	7.000	74,952	7.000
To Be Well Capitalized	73,309	6.500	69,598	6.500
Total Capital (to Risk-weighted Assets)
Actual	$123,795	10.977%	$121,094	11.309%
For Capital Adequacy Purposes	90,221	8.000	85,662	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	118,416	10.500	112,431	10.500
To Be Well Capitalized	112,777	10.000	107,078	10.000
Tier I Capital (to Risk-weighted Assets)	-		-
Actual	$113,053	10.024%	$110,682	10.337%
For Capital Adequacy Purposes	67,669	6.000	64,244	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	95,865	8.500	91,013	8.500
To Be Well Capitalized	90,226	8.000	85,659	8.000
Tier I Capital (to Average Assets)
Actual	$113,053	8.276%	$110,682	8.326%
For Capital Adequacy Purposes	54,641	4.000	53,174	4.000
To Be Well Capitalized	68,302	5.000	66,468	5.000

Luzerne Bank's capital ratios as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$43,269	10.487%	$42,291	11.164%
For Capital Adequacy Purposes	18,567	4.500	17,047	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	28,882	7.000	26,517	7.000
To Be Well Capitalized	26,819	6.500	24,623	6.500
Total Capital (to Risk-weighted Assets)
Actual	$47,037	11.400%	$46,148	12.182%
For Capital Adequacy Purposes	33,008	8.000	30,306	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	43,324	10.500	39,776	10.500
To Be Well Capitalized	41,261	10.000	37,882	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$43,269	10.487%	$42,291	11.164%
For Capital Adequacy Purposes	24,756	6.000	22,729	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	35,071	8.500	32,199	8.500
To Be Well Capitalized	33,008	8.000	30,305	8.000
Tier I Capital (to Average Assets)
Actual	$43,269	7.843%	$42,291	7.537%
For Capital Adequacy Purposes	22,068	4.000	22,444	4.000
To Be Well Capitalized	27,584	5.000	28,056	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited at June 30, 2022:

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $682,627,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $100,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $105,000,000 as of June 30, 2022.

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

The following is a rate shock forecast for the twelve month period ending June 30, 2023 assuming a static balance sheet as of June 30, 2022.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$58,925	$62,220	$65,407	$68,509	$71,676	$74,855	$78,037
Change from static	(6,482)	(3,187)	—	3,102	6,269	9,448	12,630
Percent change from static	-9.91%	-4.87%	—	4.74%	9.58%	14.44%	19.31%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

Certain risk factors are set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended June 30, 2022.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (March 1 - March 31, 2022)	—	$—	—	354,000
Month #2 (April 1 - April 30, 2022)	20,000	23.73	20,000	334,000
Month #3 (May 1 - May 31, 2022)	10,000	22.60	10,000	324,000

Item 3.                           Defaults Upon Senior Securities

None.

Item 4.                           Mine Safety Disclosures

Not applicable.

Item 5.                           Other Information

None.

Item 6.                           Exhibits

3(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2019).
3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).
10.1	Amendment to Employment Agreement, dated July 15, 2022, between Penns Woods Bancorp, Inc. and Richard A. Grafmyre (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on July 21, 2022)
10.2	Amendment to Employment Agreement, dated July 15, 2022, between Penns Woods Bancorp, Inc. and Brian L. Knepp (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on July 21, 2022)
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2022 and December 31, 2021; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2022 and 2021; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iv) the Consolidated Statement of Shareholders’ Equity for the three and six months ended June 30, 2022 and 2021; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2022 and 2021 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	August 9, 2022	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2022	/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)