Form 10-Q
period 2022-09-30
PENNS WOODS BANCORP INC
filed 2022-11-09
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2022.

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
On November 1, 2022 there were 7,056,199 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
(In Thousands, Except Share And Per Share Data)	2022	2021
ASSETS:
Noninterest-bearing balances	$24,418	$19,233
Interest-bearing balances in other financial institutions	12,444	194,629
Federal funds sold	—	50,000
Total cash and cash equivalents	36,862	263,862

Investment debt securities, available for sale, at fair value	188,196	166,410
Investment equity securities, at fair value	1,130	1,288
Restricted investment in bank stock	14,539	14,531
Loans held for sale	2,485	3,725
Loans	1,560,700	1,392,147
Allowance for loan losses	(15,211)	(14,176)
Loans, net	1,545,489	1,377,971
Premises and equipment, net	32,227	34,025
Accrued interest receivable	8,647	8,048
Bank-owned life insurance	34,288	33,768
Investment in limited partnerships	4,771	4,607
Goodwill	17,104	17,104
Intangibles	361	480
Operating lease right-of-use asset	2,699	2,851
Deferred tax asset	7,187	2,946
Other assets	9,131	9,193
TOTAL ASSETS	$1,905,116	$1,940,809

LIABILITIES:
Interest-bearing deposits	$1,053,012	$1,126,955
Noninterest-bearing deposits	537,403	494,360
Total deposits	1,590,415	1,621,315

Short-term borrowings	30,901	5,747
Long-term borrowings	102,829	125,963
Accrued interest payable	427	651
Operating lease liability	2,753	2,898
Other liabilities	13,302	11,961
TOTAL LIABILITIES	1,740,627	1,768,535

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $5.55, 22,500,000 shares authorized; 7,563,200 and 7,550,272 shares issued; 7,052,975 and 7,070,047 outstanding	42,019	41,945
Additional paid-in capital	53,958	53,795
Retained earnings	95,896	89,761
Accumulated other comprehensive loss:
Net unrealized (loss) gain on available for sale securities	(11,125)	2,373
Defined benefit plan	(3,444)	(3,485)
Treasury stock at cost, 510,225 and 480,225	(12,815)	(12,115)
TOTAL SHAREHOLDERS' EQUITY	164,489	172,274
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,905,116	$1,940,809

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share And Per Share Data)	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$15,051	$13,382	$41,709	$39,826
Investment securities:
Taxable	949	834	2,550	2,491
Tax-exempt	236	160	594	495
Dividend and other interest income	628	338	1,470	903
TOTAL INTEREST AND DIVIDEND INCOME	16,864	14,714	46,323	43,715
INTEREST EXPENSE:
Deposits	693	1,308	2,191	4,481
Short-term borrowings	26	3	29	7
Long-term borrowings	613	771	1,871	2,430
TOTAL INTEREST EXPENSE	1,332	2,082	4,091	6,918
NET INTEREST INCOME	15,532	12,632	42,232	36,797
PROVISION FOR LOAN LOSSES	855	75	1,335	940
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,677	12,557	40,897	35,857
NON-INTEREST INCOME:
Service charges	559	456	1,563	1,218
Net debt securities (losses) gains, available for sale	(156)	48	(168)	323
Net equity securities losses	(55)	(8)	(158)	(24)
Bank-owned life insurance	170	279	501	614
Gain on sale of loans	294	456	905	2,034
Insurance commissions	109	129	386	436
Brokerage commissions	142	237	500	663
Loan broker commissions	438	772	1,350	1,449
Debit card income	344	388	1,080	1,166
Other	238	194	673	595
TOTAL NON-INTEREST INCOME	2,083	2,951	6,632	8,474
NON-INTEREST EXPENSE:
Salaries and employee benefits	6,016	5,837	18,421	17,107
Occupancy	730	745	2,380	2,438
Furniture and equipment	816	883	2,454	2,663
Software amortization	188	226	660	632
Pennsylvania shares tax	334	373	1,119	1,097
Professional fees	626	615	1,746	1,882
Federal Deposit Insurance Corporation deposit insurance	260	220	690	705
Marketing	151	231	435	434
Intangible amortization	34	44	119	147
Other	1,165	1,273	3,723	3,541
TOTAL NON-INTEREST EXPENSE	10,320	10,447	31,747	30,646
INCOME BEFORE INCOME TAX PROVISION	6,440	5,061	15,782	13,685
INCOME TAX PROVISION	1,190	932	2,869	2,516
CONSOLIDATED NET INCOME	$5,250	$4,129	$12,913	$11,169
Less: Net income attributable to noncontrolling interest	—	4	—	15
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$5,250	$4,125	$12,913	$11,154
EARNINGS PER SHARE - BASIC	$0.74	$0.58	$1.83	$1.58
EARNINGS PER SHARE - DILUTED	$0.74	$0.58	$1.83	$1.58
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,051,228	7,063,994	7,060,871	7,059,625
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,051,228	7,063,994	7,060,871	7,059,625
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Net Income	$5,250	$4,125	$12,913	$11,154
Other comprehensive loss:
Unrealized loss on available for sale securities	(6,362)	(687)	(17,254)	(1,208)
Tax effect	1,336	145	3,623	254
Net realized loss (gain) on available for sale securities included in net income	156	(48)	168	(323)
Tax effect	(33)	9	(35)	67
Amortization of unrecognized pension loss	17	45	52	138
Tax effect	(3)	(8)	(11)	(28)
Total other comprehensive loss	(4,889)	(544)	(13,457)	(1,100)
Comprehensive income (loss)	$361	$3,581	$(544)	$10,054

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, June 30, 2022	7,559,165	$41,995	$53,651	$92,903	$(9,680)	$(12,815)	$—	$166,054
Net income				5,250				5,250
Other comprehensive loss					(4,889)			(4,889)
Stock-based compensation			236					236
Dividends declared ($0.32 per share)				(2,257)				(2,257)
Common shares issued for employee stock purchase plan	1,057	6	17					23
Director Compensation Plan	2,978	18	54					72
Balance, September 30, 2022	7,563,200	$42,019	$53,958	$95,896	$(14,569)	$(12,815)	$—	$164,489

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, June 30, 2021	7,541,627	$41,897	$53,205	$85,281	$(1,438)	$(12,115)	$5	$166,835
Net income				4,125			4	4,129
Other comprehensive loss					(544)			(544)
Stock-based compensation			227					227
Dividends declared ($0.32 per share)				(2,260)				(2,260)
Common shares issued for employee stock purchase plan	889	5	15					20
Director Compensation Plan	3,406	19	61					80
Distributions to noncontrolling interest							(6)	(6)
Balance, September 30, 2021	7,545,922	$41,921	$53,508	$87,146	$(1,982)	$(12,115)	$3	$168,481

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Nine months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2021	7,550,272	$41,945	$53,795	$89,761	$(1,112)	$(12,115)	$—	$172,274
Net income				12,913				12,913
Other comprehensive loss					(13,457)			(13,457)
Stock-based compensation			1,004					1,004
Cash settlement of options			(1,074)					(1,074)
Dividends declared ($0.96 per share)				(6,778)				(6,778)
Common shares issued for employee stock purchase plan	2,960	17	50					67
Director Compensation Plan	9,968	57	183					240
Purchase of treasury stock (30,000 shares)						(700)		(700)
Balance, September 30, 2022	7,563,200	$42,019	$53,958	$95,896	$(14,569)	$(12,815)	$—	$164,489

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2020	7,532,576	$41,847	$52,523	$82,769	$(882)	$(12,115)	$4	$164,146
Net income				11,154			15	11,169
Other comprehensive loss					(1,100)			(1,100)
Stock-based compensation			754					754
Dividends declared ($0.96 per share)				(6,777)				(6,777)
Common shares issued for employee stock purchase plan	2,873	16	49					65
Director Compensation Plan	10,473	58	182					240
Distributions to noncontrolling interest							(16)	(16)
Balance, September 30, 2021	7,545,922	$41,921	$53,508	$87,146	$(1,982)	$(12,115)	$3	$168,481

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2022	2021
OPERATING ACTIVITIES:
Net Income	$12,913	$11,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,660	2,235
Loss (gain) on sale of premises and equipment	275	(18)
Amortization of intangible assets	119	147
Provision for loan losses	1,335	940
Stock based compensation	1,004	754
Accretion and amortization of investment security discounts and premiums	932	829
Net securities losses (gains), available for sale	168	(323)
Originations of loans held for sale	(30,644)	(68,328)
Proceeds of loans held for sale	32,789	72,355
Gain on sale of loans	(905)	(2,034)
Net equity securities losses	158	24
Security trades payable	(111)	—
Earnings on bank-owned life insurance	(501)	(614)
Increase in deferred tax asset	(653)	(1,201)
Other, net	(905)	(3,548)
Net cash provided by operating activities	18,634	12,387
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	4,151	13,689
Proceeds from calls and maturities of available for sale securities	13,116	15,898
Purchases of available for sale securities	(57,239)	(36,124)
Net increase in loans	(168,950)	(3,167)
Acquisition of premises and equipment	(263)	(939)
Proceeds from the sale of premises and equipment	137	2
Proceeds from the sale of foreclosed assets	46	335
Purchase of bank-owned life insurance	(21)	(30)
Proceeds from bank-owned life insurance death benefit	2	453
Investment in limited partnership	(554)	(1,070)
Proceeds from redemption of regulatory stock	6,692	2,167
Purchases of regulatory stock	(6,700)	(1,439)
Net cash used for investing activities	(209,583)	(10,225)
FINANCING ACTIVITIES:
Net (decrease) increase in interest-bearing deposits	(73,943)	66,058
Net increase in noninterest-bearing deposits	43,043	32,518
Repayment of long-term borrowings	(23,000)	(30,000)
Net increase in short-term borrowings	25,154	4,160
Finance lease principal payments	(134)	(121)
Dividends paid	(6,778)	(6,777)
Distributions to non-controlling interest	—	(16)
Issuance of common stock	307	305
Purchases of treasury stock	(700)	—
Net cash (used for) provided by financing activities	(36,051)	66,127
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(227,000)	68,289
CASH AND CASH EQUIVALENTS, BEGINNING	263,862	213,358
CASH AND CASH EQUIVALENTS, ENDING	$36,862	$281,647

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,315	$7,202
Cash settlement of options	1,074	—
Income taxes paid	2,371	3,175
Non-cash investing and financing activities:
Right-of-use lease assets obtained in exchange for lessee finance lease liabilities	—	2,653
Transfer of loans to foreclosed real estate	97	83

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

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component shown net of tax and parenthesis indicating debits, as of September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(In Thousands)	Net Unrealized (Loss) Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(6,222)	$(3,458)	$(9,680)	$4,085	$(5,523)	$(1,438)
Other comprehensive loss before reclassifications	(5,026)	—	(5,026)	(542)	—	(542)
Amounts reclassified from accumulated other comprehensive (loss) gain	123	14	137	(39)	37	(2)
Net current-period other comprehensive (loss) income	(4,903)	14	(4,889)	(581)	37	(544)
Ending balance	$(11,125)	$(3,444)	$(14,569)	$3,504	$(5,486)	$(1,982)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$2,373	$(3,485)	$(1,112)	$4,714	$(5,596)	$(882)
Other comprehensive loss before reclassifications	(13,631)	—	(13,631)	(954)	—	(954)
Amounts reclassified from accumulated other comprehensive gain (loss)	133	41	174	(256)	110	(146)
Net current-period other comprehensive (loss) income	(13,498)	41	(13,457)	(1,210)	110	(1,100)
Ending balance	$(11,125)	$(3,444)	$(14,569)	$3,504	$(5,486)	$(1,982)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of September 30, 2022 and 2021 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net unrealized (loss) gain on available for sale securities	$(156)	$48	Net debt securities (losses) gains, available for sale
Income tax effect	33	(9)	Income tax provision
Total reclassifications for the period	$(123)	$39

Net unrecognized pension costs	$(17)	$(45)	Other non-interest expense
Income tax effect	3	8	Income tax provision
Total reclassifications for the period	$(14)	$(37)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Net unrealized (losses) gain on available for sale securities	$(168)	$323	Net debt securities (losses) gains, available for sale
Income tax effect	35	(67)	Income tax provision
Total reclassifications for the period	$(133)	$256

Net unrecognized pension costs	$(52)	$(138)	Other non-interest expense
Income tax effect	11	28	Income tax provision
Total reclassifications for the period	$(41)	$(110)

Note 3.  Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has contracted with a third-party software vendor to assist with the development of our approach in determining the calculations under the new guidance. The Company is currently refining the expected credit losses calculation along with process documentation and data validation testing. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of January 1, 2023 not to exceed 25% of the allowance for loan losses.

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

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 917,000 stock options, with an average exercise price of $25.35, outstanding on September 30, 2022. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $23.78 being less than the exercise price of the options issued. There were a total of 1,045,475 stock options, with an average exercise price of $27.25 that were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $23.70 being less than the strike price for the period ending September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average common shares issued	7,561,453	7,544,219	7,557,250	7,539,850
Weighted average treasury stock shares	(510,225)	(480,225)	(496,379)	(480,225)
Weighted average common shares outstanding - basic and diluted	7,051,228	7,063,994	7,060,871	7,059,625

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
U.S. Government and agency securities	$3,003	$—	$(101)	$2,902
Mortgage-backed securities	1,508	—	(226)	1,282
State and political securities	151,663	18	(10,001)	141,680
Other debt securities	46,104	4	(3,776)	42,332
Total debt securities	$202,278	$22	$(14,104)	$188,196

Investment equity securities:
Equity securities	$1,350	$—	$(220)	$1,130

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
Mortgage-backed securities	$1,752	$—	$(5)	$1,747
State and political securities	113,852	3,500	(694)	116,658
Other debt securities	47,802	524	(321)	48,005
Total debt securities	$163,406	$4,024	$(1,020)	$166,410

Investment equity securities:
Equity securities	$1,350	$—	$(62)	$1,288

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at September 30, 2022 and December 31, 2021.

	September 30, 2022
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
U.S. Government and agency securities	$2,902	$(101)	$—	$—	$2,902	$(101)
Mortgage-backed securities	1,282	(226)	—	—	1,282	(226)
State and political securities	110,153	(6,288)	29,874	(3,713)	140,027	(10,001)
Other debt securities	25,956	(1,817)	15,272	(1,959)	41,228	(3,776)
Total debt securities	$140,293	$(8,432)	$45,146	$(5,672)	$185,439	$(14,104)

	December 31, 2021
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
Mortgage-backed securities	$1,747	$(5)	$—	$—	$1,747	$(5)
State and political securities	34,203	(398)	7,408	(296)	41,611	(694)
Other debt securities	21,446	(301)	1,808	(20)	23,254	(321)
Total debt securities	$57,396	$(704)	$9,216	$(316)	$66,612	$(1,020)

At September 30, 2022, there were a total of 184 securities in a continuous unrealized loss position for less than twelve months and 78 individual securities that were in a continuous unrealized loss position for twelve months or greater.

The Company reviews its position quarterly and has determined that, at September 30, 2022, the declines outlined in the above table represent temporary declines and the Company does not intend to sell, and does not believe it will be required to sell, these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$19,949	$19,629
Due after one year to five years	109,208	102,580
Due after five years to ten years	66,429	59,814
Due after ten years	6,692	6,173
Total	$202,278	$188,196

Total gross proceeds from sales of debt securities available for sale for the nine months ended September 30, 2022 was $4,151,000, compared to $13,689,000 for the corresponding 2021 period.

The following table represents gross realized gains and losses from the sales of debt securities available for sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Available for sale (AFS):
Gross realized gains:
U.S. Government and agency securities	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—
State and political securities	—	1	14	1
Other debt securities	—	48	—	323
Total gross realized gains	$—	$49	$14	$324

Gross realized losses:
State and political securities	$156	$1	$182	$1
Other debt securities	—	—	—	—
Total gross realized losses	$156	$1	$182	$1

There were no impairment charges included in gross realized losses for the three and nine months ended September 30, 2022 and 2021, respectively.

Investment securities with a carrying value of approximately $160,842,000 and $139,435,000 at September 30, 2022 and December 31, 2021, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At September 30, 2022 and December 31, 2021, we had $1,130,000 and $1,288,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Net losses recognized in equity securities during the period	$(55)	$(8)	$(158)	$(24)
Less: Net gains realized on the sale of equity securities during the period	—	—	—	—
Unrealized (losses) gains recognized in equity securities held at reporting date	$(55)	$(8)	$(158)	$(24)

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

The following table presents the related aging categories of loans, by segment, as of September 30, 2022 and December 31, 2021:

	September 30, 2022
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$172,765	$147	$—	$453	$173,365
Real estate mortgage:
Residential	679,611	1,948	1,099	584	683,242
Commercial	481,399	594	—	3,545	485,538
Construction	48,694	—	—	—	48,694
Consumer automobile loans	158,676	950	55	—	159,681
Other consumer installment loans	9,706	98	7	—	9,811
	1,550,851	$3,737	$1,161	$4,582	1,560,331
Net deferred loan fees and discounts	369				369
Allowance for loan losses	(15,211)				(15,211)
Loans, net	$1,536,009				$1,545,489

	December 31, 2021
		Past Due	Past Due 90
		30 To 89	Days Or More	Non-
(In Thousands)	Current	Days	& Still Accruing	Accrual	Total
Commercial, financial, and agricultural	$162,571	$139	$—	$575	$163,285
Real estate mortgage:
Residential	590,240	4,083	687	837	595,847
Commercial	442,573	224	—	3,937	446,734
Construction	36,701	554	—	40	37,295
Consumer automobile loans	138,775	490	143	—	139,408
Other consumer installment loans	9,199	47	31	—	9,277
	1,380,059	$5,537	$861	$5,389	1,391,846
Net deferred loan fees and discounts	301				301
Allowance for loan losses	(14,176)				(14,176)
Loans, net	$1,366,184				$1,377,971

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$302	$302	$—
Real estate mortgage:
Residential	3,436	3,436	—
Commercial	2,655	2,655	—
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	6,393	6,393	—
With an allowance recorded:
Commercial, financial, and agricultural	422	422	5
Real estate mortgage:
Residential	1,026	1,026	388
Commercial	4,504	4,504	813
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	5,952	5,952	1,206
Total:
Commercial, financial, and agricultural	724	724	5
Real estate mortgage:
Residential	4,462	4,462	388
Commercial	7,159	7,159	813
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	$12,345	$12,345	$1,206

	December 31, 2021
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$355	$355	$—
Real estate mortgage:
Residential	3,874	3,874	—
Commercial	3,105	3,105	—
Construction	105	105	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	7,439	7,439	—
With an allowance recorded:
Commercial, financial, and agricultural	534	3,321	2
Real estate mortgage:
Residential	1,178	1,178	201
Commercial	4,814	4,814	800
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	20	20	20
	6,546	9,333	1,023
Total:
Commercial, financial, and agricultural	889	3,676	2
Real estate mortgage:
Residential	5,052	5,052	201
Commercial	7,919	7,919	800
Construction	105	105	—
Consumer automobile loans	—	—	—
Installment loans to individuals	20	20	20
	$13,985	$16,772	$1,023

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022			2021
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$711	$5	$—	$2,052	$13	$—
Real estate mortgage:
Residential	4,586	47	—	5,218	53	—
Commercial	7,227	50	—	10,530	61	—
Construction	—	—	—	115	1	—
Consumer automobile	7	—	—	—	—	—
Other consumer installment loans	10	—	—	20	—	—
	$12,541	$102	$—	$17,935	$128	$—

	Nine Months Ended September 30,
	2022			2021
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$782	$15	$—	$1,458	$43	$—
Real estate mortgage:
Residential	4,765	141	—	5,650	151	—
Commercial	7,492	151	—	9,848	126	—
Construction	42	1	—	119	4	—
Consumer automobile	3	1	—	38	—	—
Other consumer installment loans	15	—	—	10	9	—
	$13,099	$309	$—	$17,123	$333	$—

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

There were no loan modifications considered to be TDRs completed during the three and nine months ended September 30, 2022, respectively. There were five loan modifications considered TDRs completed during the nine months ended September 30, 2021. Loan modifications that are considered TDRs completed during the three and nine months ended September 30, 2021 were as follows:

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
There was no loan modification considered to be a TDR made during the twelve months prior to September 30, 2022 that defaulted during the nine months ended September 30, 2022. There were two loan modifications considered to be a TDRs made during the twelve months previous to September 30, 2021 that defaulted during the nine months ended September 30, 2021. The defaulted loan type and recorded investments at September 30, 2021 were as follows: two residential real estate loan with a recorded investment of $706,000.

Troubled debt restructurings amounted to $8,469,000 and $9,410,000 as of September 30, 2022 and December 31, 2021, respectively.

The amount of foreclosed residential real estate held at September 30, 2022 and December 31, 2021, totaled $127,000 and $339,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2022 and December 31, 2021, totaled $521,000 and $193,000, respectively.

The Company began offering short-term loan modifications to provide relief to borrowers during the COVID-19 national emergency. The CARES Act, along with a joint agency statement issued by federal and state banking agencies, provides that short-term modifications made in a good faith basis in response to COVID-19 to loans that are current at the time the modification program is implemented do not need to be accounted for as TDRs. Loan modifications and payment deferrals have been at historically high levels as the impact of the pandemic continues. As of September 30, 2022, the loan modification/deferral program in place has generated deferrals of up to 180 days that have been granted on 1,372 loans with no loan remaining in its deferral period. As of September 30, 2021, the loan modification/deferral program in place had generated deferrals of up to 180 days that were granted on 1,371 loans with 14 loans remaining in their deferral period with an aggregate outstanding balance of $1,346,000. These loan modifications met applicable requirements to not be considered TDRs. The Economic Aid to Hard-Hit Small Businesses, Non-profits and Venues Act (the “Economic Aid Act”) passed in December 2020 extended the CARES Act provisions permitting financial institutions to suspend TDR assessment and reporting requirements under generally accepted accounting principles until the earlier of 60 days after the date that the President terminates the COVID-19 national emergency or January 1, 2022.

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

The following table presents the credit quality categories identified above as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$171,416	$680,296	$475,341	$48,593	$159,681	$9,811	$1,545,138
Special Mention	152	234	4,360	—	—	—	4,746
Substandard	1,797	2,712	5,837	101	—	—	10,447
	$173,365	$683,242	$485,538	$48,694	$159,681	$9,811	$1,560,331

	December 31, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$160,899	$592,570	$432,158	$36,511	$139,408	$9,257	$1,370,803
Special Mention	234	284	6,108	676	—	—	7,302
Substandard	2,152	2,993	8,468	108	—	20	13,741
	$163,285	$595,847	$446,734	$37,295	$139,408	$9,277	$1,391,846

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

Activity in the allowance is presented for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$2,108	$4,818	$5,395	$199	$1,307	$110	$456	$14,393
Charge-offs	(18)	—	—	—	(57)	(85)	—	(160)
Recoveries	93	1	1	—	10	18	—	123
Provision	(114)	376	140	11	325	75	42	855
Ending Balance	$2,069	$5,195	$5,536	$210	$1,585	$118	$498	$15,211

	Three Months Ended September 30, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,846	$4,619	$4,436	$212	$1,824	$44	$1,457	$14,438
Charge-offs	(10)	(29)	—	—	(12)	(116)	—	(167)
Recoveries	8	—	84	5	107	7	—	211
Provision	277	175	(500)	11	(226)	194	144	75
Ending Balance	$2,121	$4,765	$4,020	$228	$1,693	$129	$1,601	$14,557

t	Nine Months Ended September 30, 2022
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,946	$4,701	$5,336	$179	$1,411	$111	$492	$14,176
Charge-offs	(18)	(15)	(155)	—	(234)	(188)	—	(610)
Recoveries	138	46	3	28	32	63	—	310
Provision	3	463	352	3	376	132	6	1,335
Ending Balance	$2,069	$5,195	$5,536	$210	$1,585	$118	$498	$15,211

	Nine Months Ended September 30, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,936	$4,460	$3,635	$134	$1,906	$261	$1,471	$13,803
Charge-offs	(45)	(172)	—	—	(235)	(173)	—	(625)
Recoveries	22	112	109	10	139	47	—	439
Provision	208	365	276	84	(117)	(6)	130	940
Ending Balance	$2,121	$4,765	$4,020	$228	$1,693	$129	$1,601	$14,557

The shift in allocation and the increase in the loan provision is primarily due to changes in the credit metrics within the loan portfolio and decreasing economic uncertainty caused by the COVID-19 pandemic including supply chain disruptions.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at September 30, 2022 and 2021:

	September 30,
	2022	2021
Owners of residential rental properties	19.95%	18.84%
Owners of commercial rental properties	16.09%	14.03%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5	$388	$813	$—	$—	$—	$—	$1,206
Collectively evaluated for impairment	2,064	4,807	4,723	210	1,585	118	498	14,005
Total ending allowance balance	$2,069	$5,195	$5,536	$210	$1,585	$118	$498	$15,211

Loans:
Individually evaluated for impairment	$724	$4,462	$7,159	$—	$—	$—		$12,345
Collectively evaluated for impairment	172,641	678,780	478,379	48,694	159,681	9,811		1,547,986
Total ending loans balance	$173,365	$683,242	$485,538	$48,694	$159,681	$9,811		$1,560,331

	December 31, 2021
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer Automobile	Other consumer installment	Unallocated
(In Thousands)		Residential	Commercial	Construction				Totals
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2	$201	$800	$—	$—	$20	$—	$1,023
Collectively evaluated for impairment	1,944	4,500	4,536	179	1,411	91	492	13,153
Total ending allowance balance	$1,946	$4,701	$5,336	$179	$1,411	$111	$492	$14,176

Loans:
Individually evaluated for impairment	$889	$5,052	$7,919	$105	$—	$20		$13,985
Collectively evaluated for impairment	162,396	590,795	438,815	37,190	139,408	9,257		1,377,861
Total ending loans balance	$163,285	$595,847	$446,734	$37,295	$139,408	$9,277		$1,391,846

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.

The following sets forth the components of the net periodic expense/(gain) of the domestic non-contributory defined benefit plan for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Interest cost	$138	$127	$414	$381
Expected return on plan assets	(412)	(386)	(1,237)	(1,158)
Amortization of net loss	17	45	52	138
Net periodic benefit	$(257)	$(214)	$(771)	$(639)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2021, that it does not expect to contribute to its defined benefit plan in 2022.  As of September 30, 2022, there were no contributions made to the pension plan.

Note 8.  Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,500,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the nine months ended September 30, 2022 and 2021, there were 2,960 and 2,873 shares issued under the Plan, respectively, for total proceeds of $67,000 and $65,000.

The Company maintains the 2020 Non-Employee Director Compensation Plan ("Director Plan"). Under this Director Plan, non-employee directors who have not attained specified stock ownership levels are required to receive a portion of their annual compensation in the form of common stock (currently 50%of total annual compensation), with the ability to elect to receive up to 100% of annual compensation in the form of common stock by making a written election prior to the calendar year to which the compensation relates. The Director Plan allows for up to 100,000 shares to be issued. As of September 30 2022, the Company has issued a total of 31,678 shares of common stock to non-employee directors under the Director Plan in lieu of otherwise payable cash compensation with 9,968 and 10,473 shares issued during the nine months ended September 30, 2022 and 2021.

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2022 and December 31, 2021:

(In Thousands)	September 30, 2022	December 31, 2021
Commitments to extend credit	$180,752	$184,364
Standby letters of credit	9,795	7,027
Credit exposure from the sale of assets with recourse	10,454	10,248
	$201,001	$201,639

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$2,902	$—	$2,902
Mortgage-backed securities	—	1,282	—	1,282
State and political securities	—	141,680	—	141,680
Other debt securities	—	42,332	—	42,332
Investment equity securities:
Equity securities	1,130	—	—	1,130

	December 31, 2021
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$1,747	$—	$1,747
State and political securities	—	116,658	—	116,658
Other debt securities	—	48,005	—	48,005
Investment equity securities:
Equity securities	1,288	—	—	1,288

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$2,006	$2,006
Other real estate owned	—	—	127	127

	December 31, 2021
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$2,360	$2,360
Other real estate owned	—	—	83	83

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$2,006	Appraisal of collateral (1)	Appraisal adjustments (1)	(10)% to (34)%	(14)%
Other real estate owned	$127	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2021
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$2,360	Appraisal of collateral (1)	Appraisal adjustments (1)	0% to (34)%	(15)%
Other real estate owned	$83	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at September 30, 2022 and December 31, 2021:

	Carrying	Fair	Fair Value Measurements at September 30, 2022
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Loans held for sale (1)	$2,485	$2,485	$2,485	$—	$—
Loans, net	1,545,489	1,503,285	—	—	1,503,285

Financial liabilities:
Time deposits	142,808	135,457	—	—	135,457
Short-term borrowings	30,901	30,901	30,901	—	—
Long-term borrowings	102,829	99,100	—	—	99,100
(1) The financial instrument is carried at cost at, September 30, 2022 which approximate the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2021
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Loans held for sale (1)	$3,725	$3,725	$3,725	$—	$—
Loans, net	1,377,971	1,379,787	—	—	1,379,787

Financial liabilities:
Time deposits	205,367	204,512	—	—	204,512
Short-term borrowings	5,747	5,747	5,747	—	—
Long-term borrowings	125,963	127,679	—	—	127,679
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

As of January 1, 2022, the Company had a total of 1,034,525 stock options outstanding. During the period ended September 30, 2022, the Company issued 234,000 stock options with a strike price of $24.10 to a group of employees. The options granted in 2022 all expire ten years from the grant date. Of the 234,000 grants awarded in 2022, 156,000 of the options vest in three years while the 78,000 remaining options vest in five years. During the nine month period ended September 30, 2022, a voluntary cash settlement of 346,725 outstanding stock options with an average strike price of $30.07 was initiated. The repurchase price per outstanding share ranged from $1.4770 to $3.3685 as determined by the utilization of a Black Scholes valuation methodology.

Stock options outstanding as of September 30, 2022 are presented below:

Stock Options Granted
Date	Shares	Forfeited	Cash Settlement	Outstanding	Strike Price	Vesting Period	Expiration
January 18, 2022	156,000	—	—	156,000	$24.10	3 years	10 years
January 18, 2022	78,000	—	—	78,000	24.10	5 years	10 years
April 9, 2021	156,500	—	—	156,500	24.23	3 years	10 years
April 9, 2021	78,000	—	—	78,000	24.23	5 years	10 years
March 11, 2020	119,300	—	—	119,300	25.34	3 years	10 years
March 11, 2020	119,200	—	—	119,200	25.34	5 years	10 years
March 15, 2019	120,900	(16,800)	—	104,100	28.01	3 years	10 years
March 15, 2019	119,100	(16,200)	—	102,900	28.01	5 years	10 years
August 27, 2015	58,125	(26,250)	(28,875)	3,000	28.02	5 years	10 years

A summary of stock option activity is presented below:

	September 30, 2022
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,034,525	$27.23
Granted	234,000	24.10
Cash settlement	(346,725)	30.07
Forfeited	(4,800)	28.59
Expired	—	—
Outstanding, end of period	917,000	$25.35

Exercisable, end of period	107,100	$28.01

The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straightline basis over the options’ vesting periods while ensuring that the cumulative amount of compensation cost recognized at least equals the value of the vested portion of the award at that date.

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for stock options granted for the nine months ended September 30, 2022:

Nine months ended September 30,
2022
Risk-free interest rate	1.23%
Expected volatility	33%
Expected Annual dividend	$1.28
Expected life	6.84 years
Weighted average grant date fair value per option	$4.28

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense related to stock options was $1,004,000 for the nine months ended September 30, 2022 compared to $754,000 for the same period of 2021. The expense level for the nine months ended September 30, 2022 was impacted by the voluntary cash settlement of 346,725 stock options which resulted in $183,000 in additional compensation expense and a reduction in additional paid-in capital of $1,074,000. As of September 30, 2022, a total of 107,100 stock options were exercisable and the weighted average years to expiration of these options was 6.96 years. Total unrecognized compensation cost for non-vested options was $1,848,000 and will be recognized over their weighted average remaining vesting period of 1.26 years.

Note 13.  Leases

The following table shows finance lease right of use assets and finance lease liabilities as of:

(In Thousands)	Statement of Financial Condition classification	September 30, 2022	December 31, 2021
Finance lease right of use assets	Premises and equipment, net	$7,113	$7,435
Finance lease liabilities	Long-term borrowings	7,829	7,963

The following table shows the components of finance and operating lease expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021

Finance Lease Cost:
Amortization of right-of-use asset	$107	$108	$322	$367
Interest expense	61	62	184	195
Operating lease cost	71	73	214	223
Variable lease cost	—	—	—	—
Total Lease Cost	$239	$243	$720	$785

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(In Thousands)	Operating	Finance
2022	$72	$105
2023	265	421
2024	255	427
2025	257	929
2026	260	387
2027 and thereafter	2,568	9,277
Total undiscounted cash flows	3,677	11,546
Discount on cash flows	(924)	(3,717)
Total lease liability	$2,753	$7,829

The following table shows the weighted average remaining lease term and weighted average discount rate for both operating and finance leases outstanding as of September 30, 2022.

	Operating	Finance
Weighted-average term (years)	17.2	23.6
Weighted-average discount rate	3.54%	3.20%

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

Summary Results

Net income for the three and nine months ended September 30, 2022 was $5,250,000 and $12,913,000 compared to $4,125,000 and $11,154,000 for the same periods of 2021. Results for the three and nine months ended September 30, 2022 compared to 2021 were impacted by an increase in after-tax securities losses of $199,000 (from a gain of $32,000 to a loss of $167,000) for the three month period and an increase in after-tax securities losses of $494,000 (from a gain of $236,000 to a loss of $258,000) for the nine month period. Results for the nine months ended September 30, 2022 were impacted by additional compensation expense of $183,000 (after-tax $145,000) associated with the voluntary cash settlement of 346,725 outstanding stock options. In addition, an after-tax loss of $201,000 related to a branch closure negatively impacted results for the nine months ended September 30, 2022. The provision for loan losses increased $780,000 for the three months and $395,000 for the nine months ended September 30, 2022 to $855,000 and $1.3 million, respectively, compared to $75,000 and $940,000 for the 2021 periods. The increases in the provision for loan losses were primarily due to the significant growth in the loan portfolio. Basic and diluted earnings per share for the three and nine months ended September 30, 2022 were $0.74 and $1.83. Basic and diluted earnings per share for the three and nine months ended September 30, 2021 were $0.58 and $1.58. Annualized return on average assets was 1.09% for three months ended September 30, 2022, compared to 0.86% for the corresponding period of 2021. Annualized return on average assets was 0.89% for the nine months ended September 30, 2022, compared to 0.79% for the corresponding period of 2021.Annualized return on average equity was 12.61% for the three months ended September 30, 2022, compared to 9.85% for the corresponding period of 2021. Annualized return on average equity was 10.48% for the nine months ended September 30, 2022, compared to 9.17% for the corresponding period of 2021. Net income from core operations (“core earnings”), which is a non-generally accepted accounting principles (GAAP) measure of net income excluding net securities gains or losses, was $5,417,000 for the three months ended September 30, 2022 compared to $4,093,000 for the same period of 2021. Core earnings were $13.2 million for the nine months ended September 30, 2022, compared to $10.9 million for the same period of 2021. Core earnings per share for the three months ended September 30, 2022 were $0.77 basic and diluted, compared to $0.58 basic and diluted core earnings per share for the same period of 2021. Core earnings per share for the nine months ended September 30, 2022 were $1.87 basic and diluted, compared to $1.55 basic and diluted for the same period of 2021.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP net income	$5,250	$4,125	$12,913	$11,154
Less: net securities (losses) gains, net of tax	(167)	32	(258)	236
Non-GAAP core earnings	$5,417	$4,093	$13,171	$10,918

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP Return on average assets (ROA)	1.09%	0.86%	0.89%	0.79%
Less: net securities (losses) gains, net of tax	(0.03)%	—%	(0.02)%	0.02%
Non-GAAP core ROA	1.12%	0.86%	0.91%	0.77%

		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
GAAP Return on average equity (ROE)		12.61%	9.85%	10.48%	9.17%
Less: net securities (losses) gains, net of tax		(0.41)%	0.07%	(0.21)%	0.19%
Non-GAAP core ROE	.	13.02%	9.78%	10.69%	8.98%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP Basic earnings per share (EPS)	$0.74	$0.58	$1.83	$1.58
Less: net securities (losses) gains, net of tax	(0.03)	—	(0.04)	0.03
Non-GAAP core operating EPS	$0.77	$0.58	$1.87	$1.55

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP Diluted EPS	$0.74	$0.58	$1.83	$1.58
Less: net securities (losses) gains, net of tax	(0.03)	—	(0.04)	0.03
Non-GAAP diluted core EPS	$0.77	$0.58	$1.87	$1.55

Interest and Dividend Income

Interest and dividend income for the three and nine months ended September 30, 2022 increased $2,150,000 and $2,608,000 compared to the same periods of 2021. The increase in loan portfolio income was due to a increase in the average loan portfolio balance offset partially by a decrease in average rate earned on the portfolio.  Investment securities income has been impacted by a decrease in the average rate earned on the portfolio for the nine month period as higher yielding legacy investments matured. The yield on the the investment portfolio increased during the three months ended September 30, 2022 as compared to the same period in 2021 as investment yields began to move upward. The increase in dividend and other interest income is due to the increase in interest earned on federal funds sold and interest-bearing deposits.

Interest and dividend income composition for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended
	September 30, 2022		September 30, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$15,051	89.25%	$13,382	90.95%	$1,669	12.47%
Investment securities:
Taxable	949	5.63	834	5.67	115	13.79
Tax-exempt	236	1.40	160	1.09	76	47.50
Dividend and other interest income	628	3.72	338	2.29	290	85.80
Total interest and dividend income	$16,864	100.00%	$14,714	100.00%	$2,150	14.61%

	Nine Months Ended
	September 30, 2022		September 30, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$41,709	90.04%	$39,826	91.10%	$1,883	4.73%
Investment securities:
Taxable	2,550	5.50	2,491	5.70	59	2.37
Tax-exempt	594	1.28	495	1.13	99	20.00
Dividend and other interest income	1,470	3.18	903	2.07	567	62.79
Total interest and dividend income	$46,323	100.00%	$43,715	100.00%	$2,608	5.97%

Interest Expense

Interest expense for the three and nine months ended September 30, 2022 decreased $750,000 and $2,827,000 compared to the same periods of 2021. Interest-bearing deposit rates continued to remain at low levels due to the continued economic impact of supply chain disruption and level of excess balance sheet liquidity. The decrease in deposit rates was offset in part by an increase in average interest-bearing demand deposits for the nine month period. Growth in the deposit portfolio has allowed for a decrease in average long-term borrowings resulting in a decrease in long-term borrowing interest expense.

Interest expense composition for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended
	September 30, 2022		September 30, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$693	52.03%	$1,308	62.83%	$(615)	(47.02)%
Short-term borrowings	26	1.95	3	0.14	23	766.67
Long-term borrowings	613	46.02	771	37.03	(158)	(20.49)
Total interest expense	$1,332	100.00%	$2,082	100.00%	$(750)	(36.02)%

	Nine Months Ended
	September 30, 2022		September 30, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$2,191	53.56%	$4,481	64.77%	$(2,290)	(51.10)%
Short-term borrowings	29	0.71	7	0.10	22	314.29
Long-term borrowings	1,871	45.73	2,430	35.13	(559)	(23.00)
Total interest expense	$4,091	100.00%	$6,918	100.00%	$(2,827)	(40.86)%

Net Interest Margin

The net interest margin for the three and nine months ended September 30, 2022 was 3.47% and 3.17%, compared to 2.85% and 2.84% for the corresponding periods of 2021. The increase in the net interest margin for the three and nine month periods was driven by a decline in the rate paid on interest-bearing deposits of 23 and 29 basis points ("bps") as rates paid decreased throughout 2021 and remained at historically low levels during 2022. Leading the decline in the rate paid on interest-bearing deposits were decreases of 84 and 91 bps in the rate paid on time deposits as time deposits issued prior to the COVID-19 pandemic matured. The increase in the earning asset yield was driven by an increase in yield on federal funds sold and interest-bearing deposits due to the rate increases enacted by the Federal Open Market Committee ("FOMC"). For the three and nine months ended September 30, 2022 in comparison to the same periods of 2021, there was an increase in rate on federal funds sold of 186 and 70 bps, respectively, while the rate on interest bearing deposits increased 218 and 48 bps. The three month period ended September 30, 2022 was impacted by an increase of 18 bps in the yield earned on the securities portfolio as legacy securities matured with the funds reinvested at higher rates.

The following is a schedule of average balances and associated yields for the three and nine months ended September 30, 2022 and 2021:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$58,735	$394	2.66%	$46,193	$307	2.64%
All other loans	1,463,330	14,740	4.00%	1,296,790	13,139	4.02%
Total loans (2)	1,522,065	15,134	3.94%	1,342,983	13,446	3.97%

Federal funds sold	33,641	218	2.57%	40,000	72	0.71%

Taxable securities	159,721	1,158	2.94%	150,308	1,022	2.76%
Tax-exempt securities (3)	49,177	299	2.47%	37,069	203	2.22%
Total securities	208,898	1,457	2.83%	187,377	1,225	2.65%

Interest-bearing deposits	34,202	201	2.33%	205,715	78	0.15%

Total interest-earning assets	1,798,806	17,010	3.76%	1,776,075	14,821	3.32%

Other assets	130,576			132,820

Total assets	$1,929,382			$1,908,895

Liabilities and shareholders’ equity:
Savings	$249,083	26	0.04%	$228,255	22	0.04%
Super Now deposits	405,173	287	0.28%	308,591	219	0.28%
Money market deposits	287,660	200	0.28%	306,177	238	0.31%
Time deposits	148,968	180	0.48%	248,649	829	1.32%
Total interest-bearing deposits	1,090,884	693	0.25%	1,091,672	1,308	0.48%

Short-term borrowings	8,062	26	1.23%	8,696	3	0.14%
Long-term borrowings	109,269	613	2.23%	133,536	771	2.29%
Total borrowings	117,331	639	2.16%	142,232	774	2.16%

Total interest-bearing liabilities	1,208,215	1,332	0.44%	1,233,904	2,082	0.67%

Demand deposits	533,681			490,500
Other liabilities	21,008			17,027
Shareholders’ equity	166,478			167,464

Total liabilities and shareholders’ equity	$1,929,382			$1,908,895
Interest rate spread (3)			3.32%			2.65%
Net interest income/margin (3)		$15,678	3.47%		$12,739	2.85%
1.    Information on this table has been calculated using average daily balance sheets to obtain average balances.
2.    Non-accrual loans have been included with loans for the purpose of analyzing net interest earnings.
3.    Income and rates on fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard tax rate of 21% and are reconciled to the equivalent GAAP measurement below the tables.

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$53,269	$1,033	2.59%	$46,217	$991	2.87%
All other loans	1,403,504	40,893	3.90%	1,292,028	39,043	4.04%
Total loans (2)	1,456,773	41,926	3.85%	1,338,245	40,034	4.00%

Federal funds sold	43,938	465	1.41%	21,993	117	0.71%

Taxable securities	152,937	3,126	2.76%	147,942	3,105	2.84%
Tax-exempt securities (3)	45,357	752	2.24%	36,638	627	2.31%
Total securities	198,294	3,878	2.64%	184,580	3,732	2.73%

Interest-bearing deposits	97,520	429	0.59%	206,895	172	0.11%

Total interest-earning assets	1,796,525	46,698	3.48%	1,751,713	44,055	3.37%

Other assets	129,048			128,567

Total assets	$1,925,573			$1,880,280

Liabilities and shareholders’ equity:
Savings	$246,063	72	0.04%	$222,889	94	0.06%
Super Now deposits	388,149	721	0.25%	294,570	694	0.31%
Money market deposits	296,998	596	0.27%	307,309	761	0.33%
Time deposits	167,876	802	0.64%	253,130	2,932	1.55%
Total interest-bearing deposits	1,099,086	2,191	0.27%	1,077,898	4,481	0.56%

Short-term borrowings	6,308	29	0.59%	7,152	7	0.13%
Long-term borrowings	112,457	1,871	2.22%	138,669	2,430	2.34%
Total borrowings	118,765	1,900	2.14%	145,821	2,437	2.23%

Total interest-bearing liabilities	1,217,851	4,091	0.45%	1,223,719	6,918	0.76%

Demand deposits	519,599			473,088
Other liabilities	23,814			21,327
Shareholders’ equity	164,309			162,146

Total liabilities and shareholders’ equity	$1,925,573			$1,880,280
Interest rate spread (3)			3.03%			2.61%
Net interest income/margin (3)		$42,607	3.17%		$37,137	2.84%
1.    Information on this table has been calculated using average daily balance sheets to obtain average balances.
2.    Non-accrual loans have been included with loans for the purpose of analyzing net interest earnings.
3.    Income and rates on fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard tax rate of 21% and are reconciled to the equivalent GAAP measure below the tables.

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Total interest income	$16,864	$14,714	$46,323	$43,715
Total interest expense	1,332	2,082	4,091	6,918
Net interest income (GAAP)	15,532	12,632	42,232	36,797
Tax equivalent adjustment	146	107	375	340
Net interest income (fully taxable equivalent) (NON-GAAP)	$15,678	$12,739	$42,607	$37,137

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Three months ended September 30,
	2022 vs. 2021			2022 vs. 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume		Rate	Net
Interest income:
Tax-exempt loans	$85	$2	$87	$104		$(62)	$42
All other loans	1,666	(65)	1,601	2,600		(750)	1,850
Federal funds sold	(13)	159	146	175		173	348
Taxable investment securities	66	70	136	75		(54)	21
Tax-exempt investment securities	71	25	96	134		(9)	125
Interest bearing deposits	(114)	237	123	(60)		317	257
Total interest-earning assets	1,761	428	2,189	3,028		(385)	2,643

Interest expense:
Savings deposits	4	—	4	5		(27)	(22)
Super Now deposits	68	—	68	126		(99)	27
Money market deposits	(14)	(24)	(38)	(26)		(139)	(165)
Time deposits	(251)	(398)	(649)	(776)		(1,354)	(2,130)
Short-term borrowings	—	23	23	(1)	0	23	22
Long-term borrowings	(138)	(20)	(158)	(439)	0	(120)	(559)
Total interest-bearing liabilities	(331)	(419)	(750)	(1,111)		(1,716)	(2,827)
Change in net interest income	$2,092	$847	$2,939	$4,139		$1,331	$5,470

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

Although management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate at September 30, 2022, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $14,176,000 at December 31, 2021 to $15,211,000 at September 30, 2022. The increase in allowance was due to growth in the loan portfolio. At September 30, 2022 and December 31, 2021, the allowance for loan losses to total loans was 0.97% and 1.02%, respectively.

The provision for loan losses totaled $855,000 and $1,335,000 for the three and nine months ended September 30, 2022 and the amounts for the corresponding 2021 periods were $75,000 and $940,000. The increase in the provision for loan losses for the three months and nine months ended September 30 2022 compared to the corresponding 2021 periods was primarily the result of loan portfolio growth and to a lesser extent the continued economic uncertainty caused by continued supply chain shortages.

Nonperforming loans decreased to $5,743,000 at September 30, 2022 from $6,250,000 at December 31, 2021. The majority of nonperforming loans involve loans that are either in a secured position and have sureties with a strong underlying financial position or have a specific allocation for any impairment recorded within the allowance for loan losses. The ratio of non-performing loans to total loans ratio decreased to 0.37% at September 30, 2022 from 0.58% at September 30, 2021 as non-performing loans have decreased to $5.7 million at September 30, 2022 from $7.8 million at September 30, 2021. Net loan charge-offs of $300,000 for the nine months ended September 30, 2022 impacted the allowance for loan losses, which was 0.97% of total loans at September 30, 2022 compared to 1.08% at September 30, 2021.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
September 30, 2022	$1,161	$4,582	$5,743
June 30, 2022	421	4,679	5,100
March 31, 2022	364	4,917	5,281
December 31, 2021	861	5,389	6,250
September 30, 2021	854	6,909	7,763

Additional allowance for loan losses and net (chargte-offs) recoveries information is presented by loan portfolio segment in the tables below.

	September 30, 2022
	Amount of Allowance for Loan Losses Allocated	Total loans	Allowance for Loan Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$2,069	$173,365	1.19%	$120	$169,822	0.07%
Real estate mortgage:
Residential	5,195	683,242	0.76%	31	634,031	—%
Commercial	5,536	485,538	1.14%	(152)	458,523	(0.03)%
Construction	210	48,694	0.43%	28	44,161	0.06%
Consumer automobiles	1,585	159,681	0.99%	(202)	140,595	(0.14)%
Other consumer installment loans	118	9,811	1.20%	(125)	9,641	(1.30)%
Unallocated	498
	$15,211	$1,560,331	0.97%	$(300)	$1,456,773	(0.02)%

Total non-accrual loans outstanding	$4,582
Non-accrual loans to total loans outstanding	0.29%
Allowance for loan losses to non-accrual loans	331.97%

	December 31, 2021
	Amount of Allowance for Loan Losses Allocated	Total loans	Allowance for Loan Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$1,946	$163,285	1.19%	$(10)	$175,631	(0.01)%
Real estate mortgage:
Residential	4,701	595,847	0.79%	(107)	584,849	(0.02)%
Commercial	5,336	446,734	1.19%	95	381,306	0.02%
Construction	179	37,295	0.48%	10	41,564	0.02%
Consumer automobiles	1,411	139,408	1.01%	(143)	152,496	(0.09)%
Other consumer installment loans	111	9,277	1.20%	(112)	9,787	(1.14)%
Unallocated	492
	$14,176	$1,391,846	1.02%	$(267)	$1,345,633	(0.02)%

Total non-accrual loans outstanding	$5,389
Non-accrual loans to total loans outstanding	0.39%
Allowance for loan losses to non-accrual loans	263.05%

Non-interest Income

Total non-interest income for the three and nine months ended September 30, 2022 compared to the same periods in 2021 decreased $868,000 and $1,842,000. Excluding net securities gains, non-interest income for the three and nine months ended September 30, 2022 decreased $617,000 and $1,217,000 compared to the same periods in 2021. Gain on sale of loans decreased as the volume of loan sales has declined and the product mix has caused the Company to increasingly act in a broker capacity with the fee income from broker activity included in loan broker commissions. Service charges increased for the three and nine month periods primarily due to an increase in overdraft fees. Brokerage commissions have declined due to changes in the product mix and reduced consumer activity. The decrease in debit card fees is a result of an decrease in debit card usage.

Non-interest income composition for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended
	September 30, 2022		September 30, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$559	26.84%	$456	15.45%	$103	22.59%
Net debt securities (losses) gains, available for sale	(156)	(7.49)	48	1.63	(204)	425.00
Net equity securities losses	(55)	(2.64)	(8)	(0.27)	(47)	(587.50)
Bank-owned life insurance	170	8.16	279	9.45	(109)	(39.07)
Gain on sale of loans	294	14.11	456	15.45	(162)	(35.53)
Insurance commissions	109	5.23	129	4.37	(20)	(15.50)
Brokerage commissions	142	6.82	237	8.03	(95)	(40.08)
Loan broker commissions	438	21.03	772	26.16	(334)	(43.26)
Debit card income	344	16.51	388	13.15	(44)	(11.34)
Other	238	11.43	194	6.57	44	22.68
Total non-interest income	$2,083	100.00%	$2,951	100.00%	$(868)	(29.41)%

	Nine Months Ended
	September 30, 2022		September 30, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,563	23.57%	$1,218	14.37%	$345	28.33%
Net debt securities (losses) gains, available for sale	(168)	(2.53)	323	3.81	(491)	152.01
Net equity securities losses	(158)	(2.38)	(24)	(0.28)	(134)	(558.33)
Bank-owned life insurance	501	7.55	614	7.25	(113)	(18.40)
Gain on sale of loans	905	13.65	2,034	24.00	(1,129)	(55.51)
Insurance commissions	386	5.82	436	5.15	(50)	(11.47)
Brokerage commissions	500	7.54	663	7.82	(163)	(24.59)
Loan broker commissions	1,350	20.36	1,449	17.10	(99)	(6.83)
Debit card income	1,080	16.28	1,166	13.76	(86)	(7.38)
Other	673	10.14	595	7.02	78	13.11
Total non-interest income	$6,632	100.00%	$8,474	100.00%	$(1,842)	(21.74)%

Non-interest Expense

Total non-interest expense decreased $127,000 for the three months ended September 30, 2022 and increased $1,101,000 for the nine months ended September 30, 2022 compared to the same periods of 2021. The increase in salaries and employee benefits is attributable to the current employment environment, employee retention efforts, routine annual wage increases, and the voluntary cash settlement of 346,725 outstanding stock options resulting in $183,000 of compensation expense recognized during the second quarter of 2022. Furniture and equipment expenses in addition to occupancy expenses have decreased as maintenance costs and the level of depreciation have decreased. Software amortization fluctuations are due to changes in software licensing costs. Other expense increased for the nine month period primarily from a write down on leasehold improvements of $254,000 related to a branch closure during the first quarter of 2022.

Non-interest expense composition for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended
	September 30, 2022		September 30, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$6,016	58.29%	$5,837	55.87%	$179	3.07%
Occupancy	730	7.07	745	7.13	(15)	(2.01)
Furniture and equipment	816	7.91	883	8.45	(67)	(7.59)
Software amortization	188	1.82	226	2.16	(38)	(16.81)
Pennsylvania shares tax	334	3.24	373	3.57	(39)	(10.46)
Professional fees	626	6.07	615	5.89	11	1.79
Federal Deposit Insurance Corporation deposit insurance	260	2.52	220	2.11	40	18.18
Marketing	151	1.46	231	2.21	(80)	(34.63)
Intangible amortization	34	0.33	44	0.42	(10)	(22.73)
Other	1,165	11.29	1,273	12.19	(108)	(8.48)
Total non-interest expense	$10,320	100.00%	$10,447	100.00%	$(127)	(1.22)%

	Nine Months Ended
	September 30, 2022		September 30, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$18,421	58.02%	$17,107	55.82%	$1,314	7.68%
Occupancy	2,380	7.50	2,438	7.96	(58)	(2.38)
Furniture and equipment	2,454	7.73	2,663	8.69	(209)	(7.85)
Software amortization	660	2.08	632	2.06	28	4.43
Pennsylvania shares tax	1,119	3.52	1,097	3.58	22	2.01
Professional fees	1,746	5.50	1,882	6.14	(136)	(7.23)
Federal Deposit Insurance Corporation deposit insurance	690	2.17	705	2.30	(15)	(2.13)
Marketing	435	1.37	434	1.42	1	0.23
Intangible amortization	119	0.37	147	0.48	(28)	(19.05)
Other	3,723	11.74	3,541	11.55	182	5.14
Total non-interest expense	$31,747	100.00%	$30,646	100.00%	$1,101	3.59%

Provision for Income Taxes

Income taxes increased $258,000 and $353,000 for the three and nine months ended September 30, 2022 compared to the same periods of 2021. The effective tax rate for the three and nine months ended September 30, 2022 was 18.48% and 18.18% compared to 18.42% and 18.39% for the same periods of 2021. The Company currently is in a deferred tax asset position. A valuation allowance was established on the $1,003,000 of capital loss carryforwards for the twelve months ended December 31, 2021, which remained unchanged during the third quarter of 2022.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents decreased $227,000,000 from $263,862,000 at December 31, 2021 to $36,862,000 at September 30, 2022, primarily as a result of the following activity during the nine months ended September 30, 2022. The decrease in cash and cash equivalents is primarily due to the decrease in interest-bearing balances held with other financial institutions.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds being greater than loan originations, less $905,000 in realized gains, by $1,240,000 for the nine months ended September 30, 2022.

Loans

Gross loans increased $168,553,000 since December 31, 2021 due primarily to an increase in both residential and commercial real estate mortgage categories in addition to consumer automobile loans increasing as used car inventories rebounded from historically low levels.

The allocation of the loan portfolio, by category, as of September 30, 2022 and December 31, 2021 is presented below:

	September 30, 2022		December 31, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$173,365	11.11%	$163,285	11.73%	$10,080	6.17%
Real estate mortgage:
Residential	683,242	43.78	595,847	42.80	87,395	14.67%
Commercial	485,538	31.11	446,734	32.09	38,804	8.69%
Construction	48,694	3.12	37,295	2.68	11,399	30.56%
Consumer automobile loans	159,681	10.23	139,408	10.01	20,273	14.54%
Other consumer installment loans	9,811	0.63	9,277	0.67	534	5.76%
Net deferred loan fees and discounts	369	0.02	301	0.02	68	22.59%
Gross loans	$1,560,700	100.00%	$1,392,147	100.00%	$168,553	12.11%

The following table shows the amount of accrual and non-accrual TDRs at September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
(In Thousands)	Accrual	Non-accrual	Total	Accrual	Non-accrual	Total
Commercial, financial, and agricultural	$271	$452	$723	$314	$574	$888
Real estate mortgage:
Residential	3,735	174	3,909	3,999	178	4,177
Commercial	1,600	2,237	3,837	1,836	2,509	4,345
	$5,606	$2,863	$8,469	$6,149	$3,261	$9,410

Investments

The fair value of the investment debt securities portfolio at September 30, 2022 increased $21,786,000 since December 31, 2021, while the amortized cost of the portfolio increased $38,872,000.  The increase in the investment portfolio amortized value occurred within the state and political segment of the portfolio. The mortgage-backed segment was reduced as bonds prepaid due to the low interest rate environment. The other debt segment of the investment portfolio is primarily corporate bonds and decreased due to maturities. The municipal segment was increased as primarily bonds with a final maturity of one to five years have been purchased. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 89.29% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has remained flat at $1,350,000 for September 30, 2022 and December 31, 2021 while the fair value decreased $158,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at September 30, 2022 follows:

	A- to AAA			B- to BBB+		C- to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost		Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
U.S. Government and agency securities	$3,003		$2,902	$—	$—	$—	$—	$—	$—	$3,003	$2,902
Mortgage-backed securities	1,508	7	1,282	—	—	—	—	—	—	1,508	1,282
State and political securities	151,088		141,138	80	80	—	—	495	462	151,663	141,680
Other debt securities	25,007		22,785	5,664	5,130	—	—	15,433	14,417	46,104	42,332
Total debt securities AFS	$180,606		$168,107	$5,744	$5,210	$—	$—	$15,928	$14,879	$202,278	$188,196

Financing Activities

Deposits

Total deposits decreased $30,900,000 from December 31, 2021 to September 30, 2022. Time deposits decreased $62,559,000 over this period to a total of $142,808,000 as excess on balance sheet liquidity has allowed for a decrease in the reliance on higher rate time deposit funding. An increase in core deposits (deposits less time deposits) of $31,659,000 has provided relationship driven funding for the loan and investment portfolios. Emphasis during 2021 and through 2022 has been on increasing the utilization of electronic (internet and mobile) deposit banking among our customers. Utilization of internet and mobile banking has increased due to these efforts coupled with a change in consumer behavior due to the business and travel restrictions that were temporarily in effect due to the COVID-19 pandemic.

Deposit balances and their changes for the periods being discussed follow:

	September 30, 2022		December 31, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$537,403	33.79%	$494,360	30.49%	$43,043	8.71%
NOW accounts	392,140	24.66	366,399	22.60	25,741	7.03
Money market deposits	268,532	16.88	318,877	19.67	(50,345)	(15.79)
Savings deposits	249,532	15.69	236,312	14.58	13,220	5.59
Time deposits	142,808	8.98	205,367	12.66	(62,559)	(30.46)
Total deposits	$1,590,415	100.00%	$1,621,315	100.00%	$(30,900)	(1.91)%

Borrowed Funds

Total borrowed funds increased 1.53%, or $2,020,000, to $133,730,000 at September 30, 2022 compared to $131,710,000 at December 31, 2021. The decrease in long term borrowings occurred as fixed rate borrowings matured and were replaced by short-term FHLB borrowings. Securities sold under agreements to repurchase have decreased as customers balances have decreased.

	September 30, 2022		December 31, 2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$25,852	19.33%	$—	—%	$25,852	100.00%
Securities sold under agreement to repurchase	5,049	3.78	5,747	4.36	(698)	(12.15)
Total short-term borrowings	30,901	23.11	5,747	4.36	25,154	437.69
Long-term borrowings:
Long-term FHLB borrowings	95,000	71.03	118,000	89.59	(23,000)	(19.49)
Long-term finance lease	7,829	5.85	7,963	6.05	(134)	(1.68)
Total long-term borrowings	102,829	76.89	125,963	95.64	(23,134)	(18.37)
Total borrowed funds	$133,730	100.00%	$131,710	100.00%	$2,020	1.53%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	September 30, 2022	December 31, 2021
Investment debt securities pledged, fair value	$6,941	$8,881
Repurchase agreements	5,049	5,747

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

The Company's capital ratios as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$162,230	10.178%	$156,439	10.791%
For Capital Adequacy Purposes	71,727	4.500	65,237	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	111,575	7.000	101,480	7.000
To Be Well Capitalized	103,605	6.500	94,232	6.500
Total Capital (to Risk-weighted Assets)
Actual	$177,572	11.141%	$170,708	11.776%
For Capital Adequacy Purposes	127,509	8.000	115,970	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	167,355	10.500	152,211	10.500
To Be Well Capitalized	159,386	10.000	144,963	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$162,230	10.178%	$156,439	10.791%
For Capital Adequacy Purposes	95,636	6.000	86,983	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	135,484	8.500	123,226	8.500
To Be Well Capitalized	127,514	8.000	115,977	8.000
Tier I Capital (to Average Assets)
Actual	$162,230	8.548%	$156,439	8.397%
For Capital Adequacy Purposes	75,915	4.000	74,521	4.000
To Be Well Capitalized	94,894	5.000	93,152	5.000

Jersey Shore State Bank's capital ratios as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$116,369	9.887%	$110,682	10.337%
For Capital Adequacy Purposes	52,965	4.500	48,183	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	82,389	7.000	74,952	7.000
To Be Well Capitalized	76,504	6.500	69,598	6.500
Total Capital (to Risk-weighted Assets)
Actual	$127,706	10.850%	$121,094	11.309%
For Capital Adequacy Purposes	94,161	8.000	85,662	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	123,586	10.500	112,431	10.500
To Be Well Capitalized	117,701	10.000	107,078	10.000
Tier I Capital (to Risk-weighted Assets)	-		-
Actual	$116,369	9.887%	$110,682	10.337%
For Capital Adequacy Purposes	70,619	6.000	64,244	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	100,044	8.500	91,013	8.500
To Be Well Capitalized	94,159	8.000	85,659	8.000
Tier I Capital (to Average Assets)
Actual	$116,369	8.355%	$110,682	8.326%
For Capital Adequacy Purposes	55,712	4.000	53,174	4.000
To Be Well Capitalized	69,640	5.000	66,468	5.000

Luzerne Bank's capital ratios as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$43,380	10.406%	$42,291	11.164%
For Capital Adequacy Purposes	18,759	4.500	17,047	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	29,181	7.000	26,517	7.000
To Be Well Capitalized	27,097	6.500	24,623	6.500
Total Capital (to Risk-weighted Assets)
Actual	$47,385	11.367%	$46,148	12.182%
For Capital Adequacy Purposes	33,349	8.000	30,306	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	43,771	10.500	39,776	10.500
To Be Well Capitalized	41,686	10.000	37,882	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$43,380	10.406%	$42,291	11.164%
For Capital Adequacy Purposes	25,012	6.000	22,729	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	35,434	8.500	32,199	8.500
To Be Well Capitalized	33,350	8.000	30,305	8.000
Tier I Capital (to Average Assets)
Actual	$43,380	7.973%	$42,291	7.537%
For Capital Adequacy Purposes	21,763	4.000	22,444	4.000
To Be Well Capitalized	27,204	5.000	28,056	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited at September 30, 2022:

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $720,252,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $100,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $120,852,000 as of September 30, 2022.

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

The Company currently maintains a gap position of being asset sensitive.  The Company has strategically taken this position as it has previously decreased the duration of the earning asset portfolio by adding quality short and intermediate term loans such as home equity loans.  The Company has added certain longer-term earning assets due to the significant increase in interest rates. Lengthening of the liability portfolio, primarily time deposits, has been undertaken to build protection during the current rising rate environment.

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

The following is a rate shock forecast for the twelve month period ending September 30, 2023 assuming a static balance sheet as of September 30, 2022.

	Parallel Rate Shock in Basis Points
(In Thousands)	-200	-100	Static	+100	+200	+300	+400
Net interest income	$66,551	$69,113	$71,694	$74,346	$76,969	$79,559	$82,072
Change from static	(5,143)	(2,581)	—	2,652	5,275	7,865	10,378
Percent change from static	-7.17%	-3.60%	—	3.70%	7.36%	10.97%	14.48%

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

Inflation

Substantially all of the Company's assets and liabilities relate to banking activities and are monetary. The consolidated financial statements and related financial data are presented following GAAP. GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, except for securities available for sale, impaired loans, and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

Management's opinion is that movements in interest rates affect the financial condition and results of operations to a greater degree than changes in the rate of inflation. It should be noted that interest rates and inflation do affect each other but do not always move in correlation with each other. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability management may tend to minimize the effect of changes in interest rates on the Company's performance.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

Certain risk factors are set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended September 30, 2022.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1 - July 31, 2022)	—	$—	—	324,000
Month #2 (August 1 - August 31, 2022)	—	—	—	324,000
Month #3 (September 1 - September 30, 2022)	—	—	—	324,000

Item 3.                           Defaults Upon Senior Securities

None.

Item 4.                           Mine Safety Disclosures

Not applicable.

Item 5.                           Other Information

None.

Item 6.                           Exhibits

3(i)	Articles of Incorporation of the Registrant, as presently in effect (incorporated by reference to Exhibit 3(i) of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2019).
3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).
10.1	Amendment to Employment Agreement, dated July 15, 2022, between Penns Woods Bancorp, Inc. and Richard A. Grafmyre (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on July 21, 2022)
10.2	Amendment to Employment Agreement, dated July 15, 2022, between Penns Woods Bancorp, Inc. and Brian L. Knepp (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on July 21, 2022)
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2022 and December 31, 2021; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2022 and 2021; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iv) the Consolidated Statement of Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 and 2021 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	November 9, 2022	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2022	/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)