Form 10-K
period 2022-12-31
PENNS WOODS BANCORP INC
filed 2023-03-15
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
State the aggregate market value of the voting stock held by non-affiliates of the registrant $162,760,000 at June 30, 2022.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2023
Common Stock, $5.55 Par Value	7,059,457 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement prepared in connection with its annual meeting of shareholders to be held on May 16, 2023 are incorporated by reference in Part III hereof.

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

As of December 31, 2022, JSSB employed 235 persons, Luzerne employed 63 persons, and The M Group employed 4 persons in either a full-time or part-time capacity.  The Corporation does not have any employees.  The principal officers of the Banks also serve as officers of the Corporation.

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

Federal Home Loan Bank System

The Banks are members of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  At December 31, 2022, the Banks had $243,195,000 in FHLB advances.

As a member, the Banks are required to purchase and maintain stock in the FHLB. The amount of required stock varies based on the FHLB products utilized by the Banks and the amount of the products utilized.  At December 31, 2022, the Banks had $18,666,000 in stock of the FHLB, which was in compliance with this requirement.

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

DESCRIPTION OF THE BANKS

History and Business

JSSB was incorporated under the laws of the Commonwealth of Pennsylvania as a state bank in 1934 and became a wholly owned subsidiary of the Corporation on July 12, 1983. As of December 31, 2022, JSSB had total assets of $1,451,067,000; total shareholders’ equity of $109,758,000; and total deposits of $1,108,794,000. JSSB's deposits are insured by the FDIC for the maximum amount provided under current law.

Luzerne was acquired by the Corporation on June 1, 2013. As of December 31, 2022, Luzerne had total assets of $549,688,000; total shareholders’ equity of $55,708,000; and total deposits of $448,517,000. Luzerne's deposits are insured by the FDIC for the maximum amount provided under current law.

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
Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The FASB's amendment replaces the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. The Corporation has evaluated the impact of the adoption of this guidance on the Corporation's financial statements and recorded a reduction in the allowance for loan losses on January 1, 2023 in the amount of $2,291,000 and an increase in a liability for unfunded commitments of $2,222,000.
External events, including natural disasters, national or global health emergencies, and events of armed conflict in other countries, and terrorist threats could impact our ability to do business or otherwise adversely affect our business, operations or financial condition.

Financial institutions, like other businesses, are susceptible to the effects of external events that can compromise operating and communications systems and otherwise have adverse effects. Such events, should they occur, can cause significant damage, impact the stability of our operations or facilities, result in additional expense, or impair the ability of our borrowers to repay their loans. Although we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations, and financial condition. In addition, other external events, including natural disasters, health emergencies and epidemics or pandemics, such as the COVID-19 pandemic, and events of armed conflict in other parts of the world, such as the present armed conflict involving Ukraine and Russia, could adversely affect the global or regional economies resulting in unfavorable economic conditions in the United States. Any such development could have an adverse effect on our business, operations or financial condition.

An investment in our common stock is not an insured deposit.
Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity.  Investment in our common stock is subject to the same market forces that affect the price of common stock in any company.

ITEM 1B    UNRESOLVED STAFF COMMENTS

None.

ITEM 2    PROPERTIES

The Corporation owns or leases its properties.  Listed herewith are the locations of properties owned or leased as of December 31, 2022, in which the banking offices are located; all properties are in good condition and adequate for the Corporation's purposes:

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

PART II

ITEM 5    MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed on the NASDAQ Global Select Market under the symbol “PWOD”.  The following table sets forth (1) the quarterly high and low closing sale prices for a share of the Corporation’s common stock during the periods indicated, and (2) quarterly dividends on a share of the common stock with respect to each quarter since January 1, 2020.

	Price Range		Dividends
	High	Low	Declared
2022
First quarter	$24.67	$23.64	$0.32
Second quarter	24.35	22.34	0.32
Third quarter	24.29	22.02	0.32
Fourth quarter	26.89	23.15	0.32
2021
First quarter	$27.78	$20.55	$0.32
Second quarter	26.51	23.03	0.32
Third quarter	24.42	22.78	0.32
Fourth quarter	24.65	23.50	0.32
2020
First quarter	$35.36	$19.05	$0.32
Second quarter	27.75	20.01	0.32
Third quarter	22.83	19.61	0.32
Fourth quarter	27.30	19.61	0.32

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

As of March 1, 2023, the Corporation had approximately 3,973 shareholders of record.

Following is a schedule of the shares of the Corporation’s common stock purchased by the Corporation during the fourth quarter of 2022.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1 - October 31, 2022)	—	$—	—	324,000
Month #2 (November 1 - November 30, 2022)	—	—	—	324,000
Month #3 (December 1 - December 31, 2022)	—	—	—	324,000

ITEM 6    SELECTED FINANCIAL DATA

The following table sets forth certain financial data for each of the years in the five-year period ended December 31, 2022:

(In Thousands, Except Per Share Data Amounts)	2022	2021	2020	2019	2018
Consolidated Statement of Income Data:
Interest income	$64,928	$58,414	$62,638	$66,774	$58,746
Interest expense	7,148	8,696	14,415	15,959	10,936
Net interest income	57,780	49,718	48,223	50,815	47,810
Provision for loan losses	1,910	640	2,625	2,735	1,735
Net interest income after provision for loan losses	55,870	49,078	45,598	48,080	46,075
Non-interest income	8,713	11,669	12,168	10,452	9,461
Non-interest expense	42,998	40,905	39,068	39,708	38,007
Income before income tax provision	21,585	19,842	18,698	18,824	17,529
Income tax provision	4,163	3,794	3,474	3,138	2,819
Consolidated net income	17,422	16,048	15,224	15,686	14,710
Earnings attributable to noncontrolling interest	—	15	18	14	6
Net income attributable to Penns Woods Bancorp, Inc.	$17,422	$16,033	$15,206	$15,672	$14,704

Consolidated Balance Sheet at End of Period:
Total assets	$2,000,080	$1,940,809	$1,834,643	$1,665,323	$1,684,771
Loans	1,639,731	1,392,147	1,344,327	1,355,544	1,384,757
Allowance for loan losses	(15,637)	(14,176)	(13,803)	(11,894)	(13,837)
Deposits	1,556,460	1,621,315	1,494,443	1,324,005	1,219,903
Long-term debt	102,783	125,963	153,475	161,920	138,942
Shareholders’ equity	167,665	172,274	164,142	154,960	143,536

Per Share Data:
Earnings per share - basic	$2.47	$2.27	$2.16	$2.23	$2.09
Earnings per share - diluted	2.47	2.27	2.16	2.20	2.09
Cash dividends declared	1.28	1.28	1.28	1.26	1.25
Book value	23.76	24.37	23.27	22.01	20.39
Number of shares outstanding, at end of period	7,056,585	7,070,047	7,052,351	7,040,515	7,037,322
Weighted average number of shares outstanding - basic	7,059,437	7,061,818	7,044,542	7,038,714	7,035,381
Weighted average number of shares outstanding - diluted	7,059,437	7,061,818	7,044,542	7,113,339	7,035,381

Selected Financial Ratios:
Return on average shareholders’ equity	10.73%	9.93%	9.66%	10.54%	10.72%
Return on average total assets	0.90%	0.85%	0.85%	0.94%	0.94%
Net interest margin	3.24%	2.85%	2.94%	3.31%	3.31%
Dividend payout ratio	51.87%	56.39%	59.32%	56.27%	59.97%
Average shareholders’ equity to average total assets	8.41%	8.54%	8.85%	8.91%	8.77%
Loans to deposits, at end of period	105.35%	85.87%	89.96%	102.38%	113.51%

ITEM 7    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is determined by calculating the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to taxable equivalents based on the marginal corporate federal tax rate of 21%.  The tax equivalent adjustments to net interest income for 2022, 2021, and 2020 were $522,000, $449,000, and $476,000, respectively.
2022 vs. 2021

Reported net interest income increased $8,062,000 to $57,780,000 for the year ended December 31, 2022 compared to the year ended December 31, 2021, as the growth in the earning asset portfolio and decline in rate paid on interest-bearing liabilities more than offset a slight decrease in the yield on the loan portfolio to 3.95% from 3.98%.  Total interest income increased $6,514,000 or $6,587,000 on a tax equivalent basis, primarily from growth in the loan portfolio. Tax equivalent interest income on the investment portfolio increased as legacy assets matured with the proceeds reinvested predominately into short and medium term municipal bonds carrying a higher yield than the legacy assets. The overall increase in the yield on the earning asset portfolio was driven by the impact of the rate increases enacted by the Federal Open Market Committee ("FOMC").

Interest expense decreased $1,548,000 to $7,148,000 for the year ended December 31, 2022 compared to 2021. The decrease in interest expense was driven by a 17 bp decrease in the average rate paid on interest-bearing deposits led by a 78 bp decrease in the average rate paid on time deposits coupled with a decrease of $82,359,000 in average time deposit balances. Interest expense on total borrowings increased $307,000 as utilization of short-term borrowings increased during the second half of 2022. The increase in average short-term borrowing balances was due to FHLB long-term borrowings totaling $23,000,000 maturing during the year ended December 31, 2022. In addition, short-term borrowings provided funding for the growth in the loan portfolio.

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

	2022			2021			2020
(Dollars In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$55,364	$1,441	2.60%	$46,312	$1,308	2.82%	$45,650	$1,441	3.16%
All other loans (4)	1,439,550	57,544	4.00%	1,299,321	52,199	4.02%	1,304,209	56,079	4.30%
Total loans (2)	1,494,914	58,985	3.95%	1,345,633	53,507	3.98%	1,349,859	57,520	4.26%

Fed funds sold	32,863	465	1.41%	28,395	202	0.71%	—	—	—%

Taxable securities	156,584	4,455	2.88%	148,066	4,083	2.80%	142,714	4,630	3.30%
Tax-exempt securities (3)	44,301	1,042	2.38%	36,993	829	2.27%	28,973	823	2.89%
Total securities	200,885	5,497	2.77%	185,059	4,912	2.69%	171,687	5,453	3.23%

Interest-bearing deposits	74,401	503	0.68%	201,273	242	0.12%	140,022	141	0.10%

Total interest-earning assets	1,803,063	65,450	3.63%	1,760,360	58,863	3.35%	1,661,568	63,114	3.80%

Other assets	128,213			129,582			118,536

Total assets	$1,931,276			$1,889,942			$1,780,104

Liabilities and shareholders’ equity:
Savings	$247,003	138	0.06%	$225,637	116	0.05%	$193,568	256	0.13%
Super Now deposits	387,370	1,344	0.35%	307,446	900	0.29%	254,177	1,755	0.69%
Money market deposits	289,820	1,105	0.38%	305,883	972	0.32%	245,633	1,529	0.62%
Time deposits	161,982	1,103	0.68%	244,341	3,557	1.46%	338,895	7,025	2.07%
Total interest-bearing deposits	1,086,175	3,690	0.34%	1,083,307	5,545	0.51%	1,032,273	10,565	1.02%

Short-term borrowings	29,315	1,007	3.44%	7,178	9	0.13%	12,660	43	0.34%
Long-term borrowings	110,027	2,451	2.32%	135,474	3,142	2.32%	162,636	3,807	2.34%
Total borrowings	139,342	3,458	2.48%	142,652	3,151	2.21%	175,296	3,850	2.20%

Total interest-bearing liabilities	1,225,517	7,148	0.58%	1,225,959	8,696	0.71%	1,207,569	14,415	1.19%

Demand deposits	519,189			478,984			394,210
Other liabilities	24,182			23,568			20,858
Shareholders’ equity	162,388			161,431			157,467

Total liabilities and shareholders’ equity	$1,931,276			$1,889,942			$1,780,104
Interest rate spread			3.05%			2.64%			2.61%
Net interest income/margin		$58,302	3.24%		$50,167	2.85%		$48,699	2.94%

1.Information on this table has been calculated using average daily balance sheets to obtain average balances.
2.Non-accrual loans have been included with loans for the purpose of analyzing net interest earnings.
3.Income and rates on a fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard tax rate of 21% see reconciliation below.
4.Fees on loans are included with interest on loans as follows: 2022 - $529,000; 2021 - $852,000; 2020 - $695,000.

Reconciliation of Taxable Equivalent Net Interest Income

(In Thousands)	2022	2021	2020
Total interest income	$64,928	$58,414	$62,638
Total interest expense	7,148	8,696	14,415
Net interest income	57,780	49,718	48,223
Tax equivalent adjustment	522	449	476
Net interest income (fully taxable equivalent)	$58,302	$50,167	$48,699

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

	Year Ended December 31,
	2022 vs. 2021			2021 vs. 2020
	Increase (Decrease) Due To			Increase (Decrease) Due To
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans, tax-exempt	$168	$(35)	$133	$2	$(135)	$(133)
Loans	5,356	(11)	5,345	(211)	(3,669)	(3,880)
Fed funds sold	37	226	263	202	—	202
Taxable investment securities	248	124	372	32	(579)	(547)
Tax-exempt investment securities	171	42	213	104	(98)	6
Interest-bearing deposits	(74)	335	261	30	71	101
Total interest-earning assets	5,906	681	6,587	159	(4,410)	(4,251)

Interest expense:
Savings deposits	7	15	22	3	(143)	(140)
Super Now deposits	248	196	444	41	(896)	(855)
Money market deposits	(11)	144	133	58	(615)	(557)
Time deposits	(949)	(1,505)	(2,454)	(1,687)	(1,781)	(3,468)
Short-term borrowings	106	892	998	(14)	(20)	(34)
Long-term borrowings	(574)	(117)	(691)	(633)	(32)	(665)
Total interest-bearing liabilities	(1,173)	(375)	(1,548)	(2,232)	(3,487)	(5,719)
Change in net interest income	$7,079	$1,056	$8,135	$2,391	$(923)	$1,468

PROVISION FOR LOAN LOSSES

2022 vs. 2021

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2022, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy or employment and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets and charge-offs, increased loan loss provisions and reductions in interest income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance. The banking regulators could require additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for loan losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for loan losses increased from $14,176,000 at December 31, 2021 to $15,637,000 at December 31, 2022.  At December 31, 2022, the allowance for loan losses was 0.95% of total loans compared to 1.02% of total loans at December 31, 2021.

The provision for loan losses totaled $1,910,000 for the year ended December 31, 2022 compared to $640,000 for the year ended December 31, 2021.  The increase in the provision was appropriate when considering gross loan growth of $247,584,000 and negative economic outlook offset by a reduction in non-performing loans and a low level of net charge-offs during 2022.  Net charge-offs of $449,000 represented 0.03% of average loans for the year ended December 31, 2022 compared to net charge-offs of $267,000 or 0.02% of average loans for the year ended December 31, 2021.  The provision related to the commercial real estate mortgage segment of the loan portfolio decreased as improvement in credit metrics offset the impact of portfolio growth. An increase occurred in the automobile segment of the loan portfolio due to portfolio growth and concerns regarding the impact of inflation on the customer base. Nonperforming loans decreased $1,360,000 due to a payoff of a nonperforming loan during 2022. The majority of the nonperforming loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses.  Significant loan portfolio growth, internal loan review and analysis, level of net charge-offs, and decreased level of nonperforming loans noted previously, dictated an increase in the provision for loan losses while the allowance for loan losses as a percentage of gross loans decreased.  Utilizing both internal and external resources, as noted, senior management has concluded that the allowance for loan losses remains at a level adequate to provide for probable losses inherent in the loan portfolio.

2021 vs. 2020

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

NON-INTEREST INCOME

2022 vs. 2021

Total non-interest income decreased $2,956,000 from the year ended December 31, 2021 to December 31, 2022. Excluding net security gains, non-interest income decreased $1,932,000 year over year. Bank owned life insurance decreased primarily due to gains recognized on the receipt of death benefits in 2021. Gain on sale of loans and loan broker income decreased significantly as mortgage volume decreased due to the increase in interest rates caused by the rate increases enacted by the FOMC during 2022. Brokerage commissions decreased primarily due to the downturn in the stock market which led to decreased portfolio values and associated fees.

	2022		2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$2,103	24.14%	$1,703	14.59%	$400	23.49%
Net debt securities (losses) gains, available for sale	(219)	(2.51)	699	5.99	(918)	(131.33)
Net equity securities losses	(146)	(1.68)	(40)	(0.35)	(106)	(265.00)
Bank owned life insurance	664	7.62	916	7.85	(252)	(27.51)
Gain on sale of loans	1,131	12.98	2,474	21.20	(1,343)	(54.28)
Insurance commissions	491	5.64	553	4.74	(62)	(11.21)
Brokerage commissions	620	7.12	851	7.29	(231)	(27.14)
Loan broker income	1,674	19.21	2,164	18.55	(490)	(22.64)
Debit card income	1,464	16.80	1,511	12.95	(47)	(3.11)
Other	931	10.68	838	7.19	93	11.10
Total non-interest income	$8,713	100.00%	$11,669	100.00%	$(2,956)	(25.33)%

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

	2021		2020		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,703	14.59%	$1,690	13.89%	$13	0.77%
Net debt securities gains, available for sale	699	5.99	1,592	13.08	(893)	(56.09)
Net equity securities (losses) gains	(40)	(0.35)	16	0.13	(56)	(350.00)
Bank owned life insurance	916	7.85	653	5.37	263	40.28
Gain on sale of loans	2,474	21.20	4,148	34.09	(1,674)	(40.36)
Insurance commissions	553	4.74	416	3.42	137	32.93
Brokerage commissions	851	7.29	970	7.97	(119)	(12.27)
Loan broker income	2,164	18.55	673	5.53	1,491	221.55
Debit card income	1,511	12.95	1,280	10.52	231	18.05
Other	838	7.19	730	6.00	108	14.79
Total non-interest income	$11,669	100.00%	$12,168	100.00%	$(499)	(4.10)%

NON-INTEREST EXPENSE

2022 vs. 2021

Total non-interest expenses increased $2,093,000 from the year ended December 31, 2021 to December 31, 2022. The increase in salaries and employee benefits was attributable to routine wage and benefit increases coupled with the hiring of additional commercial lenders. Occupancy and furniture and equipment expense decreased primarily due to a branch closure that occurred during the first quarter of 2022. Marketing expenses increased as loan product advertising levels increased. Other expenses increased primarily due to the proxy solicitation efforts related to an update to the articles of incorporation. The goodwill impairment is related to the wealth management unit (The M Group) as a decline in stock market valuations during 2022 resulted in a decreased level of net income for this entity.

	2022		2021		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$24,267	56.44%	$23,014	56.26%	$1,253	5.44%
Occupancy	3,080	7.16	3,209	7.85	(129)	(4.02)
Furniture and equipment	3,288	7.65	3,522	8.61	(234)	(6.64)
Software amortization	840	1.95	868	2.12	(28)	(3.23)
Pennsylvania shares tax	1,452	3.38	1,350	3.30	102	7.56
Professional fees	2,434	5.66	2,432	5.95	2	0.08
Federal Deposit Insurance Corporation deposit insurance	938	2.18	963	2.35	(25)	(2.60)
Marketing	690	1.60	545	1.33	145	26.61
Intangible amortization	154	0.36	191	0.47	(37)	(19.37)
Goodwill impairment	653	1.52	—	—	653	n/a
Other	5,202	12.10	4,811	11.76	391	8.13
Total non-interest expense	$42,998	100.00%	$40,905	100.00%	$2,093	5.12%

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

INCOME TAXES

2022 vs. 2021

The provision for income taxes for the year ended December 31, 2022 resulted in an effective income tax rate of 19.29% compared to 19.12% for 2021.

2021 vs. 2020

The provision for income taxes for the year ended December 31, 2021 resulted in an effective income tax rate of 19.12% compared to 18.58% for 2020.

FINANCIAL CONDITION

INVESTMENTS

2022

The fair value of the investment portfolio increased $27,117,000 from December 31, 2021 to December 31, 2022. The increase in value is the result of growth in the municipal segment of the portfolio as the investment portfolio continues to be actively managed in order to reduce interest rate and market risk. This strategy is being deployed through selective purchasing of bonds that mature within ten years. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 86% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The carrying amounts of investment securities are summarized as follows for the years ended December 31, 2022 and 2021:

	2022		2021
(In Thousands)	Balance	% Portfolio	Balance	% Portfolio
Available for sale (AFS):
U.S. Government agency securities	$2,896	1.49%	$—	—%
Mortgage-backed securities	1,282	0.66	1,747	1.04
State and political securities	142,809	73.30	116,658	69.56
Other debt securities	46,686	23.96	48,005	28.63
Total debt securities	193,673	99.41	166,410	99.23
Investment equity securities:
Other equity securities	1,142	0.59	1,288	0.77
Total equity securities	1,142	0.59	1,288	0.77
Total	$194,815	100.00%	$167,698	100.00%

The following table shows the maturities and repricing of investment securities, at amortized cost and the weighted average yields (for tax-exempt obligations on a fully taxable basis assuming a 21% tax rate) at December 31, 2022:

(In Thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Amortized Cost Total
U.S. Government agency securities:
Amortized cost	$—	$3,002	$—	$—	$3,002
Yield	—%	3.00%	—%	—%	3.00%
Mortgage-backed securities:
Amortized cost	—	—	—	1,496	1,496
Yield	—%	—%	—%	2.58%	2.58%
State and political securities:
Amortized cost	16,948	76,051	53,312	5,115	151,426
Yield	1.70%	2.19%	3.13%	4.10%	2.53%
Other debt securities:
Amortized cost	5,286	30,643	14,249	—	50,178
Yield	2.70%	2.71%	3.86%	—%	3.04%
Total Amount	$22,234	$109,696	$67,561	$6,611	206,102
Total Yield	1.94%	2.36%	3.28%	3.76%	2.66%
Equity Securities
Investment equity amortized cost					1,350
Total Investment Portfolio Value					$207,452
Total Investment Portfolio Yield					2.64%

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

The distribution of credit ratings by amortized cost and estimated fair value for the debt security portfolio at December 31, 2022 follows:

	A- to AAA		B- to BBB+		C to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government and agency securities	$505	$478	$—	$—	$—	$—	$2,497	$2,418	$3,002	$2,896
Mortgage-backed securities	1,496	1,282	—	—	—	—	—	—	1,496	1,282
State and political securities	149,132	140,590	80	80	—	—	2,214	2,139	151,426	142,809
Other debt securities	25,441	23,414	6,359	5,832	—	—	18,378	17,440	50,178	46,686
Total debt securities	$176,574	$165,764	$6,439	$5,912	$—	$—	$23,089	$21,997	$206,102	$193,673

LOAN PORTFOLIO

2022

Gross loans of $1,639,731,000 at December 31, 2022 represented an increase of $247,584,000 from December 31, 2021. The residential segment increased primarily due to growth in home equity products. In addition the commercial real estate segment of the loan portfolio increased from the previous year as emphasis remains on this segment of the portfolio coupled with our entrance into the Altoona market during 2020. Indirect auto lending increased as supply chain issues that previously limited dealer activity lessened.

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

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan at December 31, 2022 and 2021:

	2022		2021
(In Thousands)	Amount	% Total	Amount	% Total
Commercial, financial, and agricultural	$190,461	11.62%	$163,285	11.73%
Real estate mortgage:
Residential	708,209	43.19	595,847	42.80
Commercial	500,632	30.53	446,734	32.09
Construction	43,308	2.64	37,295	2.68
Consumer Automobile	186,112	11.35	139,408	10.01
Other consumer installment loans	10,361	0.63	9,277	0.67
Net deferred loan fees and discounts	648	0.04	301	0.02
Gross loans	$1,639,731	100.00%	$1,392,147	100.00%

The amounts of domestic loans at December 31, 2022 are presented below by category and maturity:

	Commercial, financial, and agricultural	Real Estate			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Total
Loans with variable interest rates:
1 year or less	$4	$427	$2,739	$834	$—	$521	$4,525
1 through 5 years	3,875	5,331	9,814	538	—	—	19,558
5 through 15 years	49,780	64,796	150,436	2,182	—	99	267,293
After 15 years	48,728	558,669	278,380	23,015	—	2,521	911,313
Total floating interest rate loans	102,387	629,223	441,369	26,569	—	3,141	1,202,689
Loans with fixed interest rates:
1 year or less	2,077	262	931	178	1,722	571	5,741
1 through 5 years	42,100	3,882	8,213	3,120	88,113	4,237	149,665
5 through 15 years	38,303	12,470	42,175	9,520	96,277	2,412	201,157
After 15 years	5,594	62,372	7,944	3,921	—	—	79,831
Total fixed interest rate loans	88,074	78,986	59,263	16,739	186,112	7,220	436,394
Total	$190,461	$708,209	$500,632	$43,308	$186,112	$10,361	1,639,083
Net deferred loan fees and discounts							648
Total, net							$1,639,731

·         The loan maturity information is based upon original loan terms and is not adjusted for “rollovers.”  In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.
·                  Scheduled repayments are reported in maturity categories in which the payment is due.

The Banks do not make loans that provide for negative amortization, nor do any loans contain conversion features. The Banks did not have any foreign loans outstanding at December 31, 2022.

The following table shows the amount of accrual and nonaccrual TDRs at December 31, 2022 and 2021:

	2022			2021
(In Thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial, financial, and agricultural	$294	$403	$697	$314	$574	$888
Real estate mortgage:
Residential	3,668	173	3,841	3,999	178	4,177
Commercial	1,507	1,423	2,930	1,836	2,509	4,345
Construction	—	—	—	—	—	—
Other consumer installment loans	—	—	—	—	—	—
	$5,469	$1,999	$7,468	$6,149	$3,261	$9,410

ALLOWANCE FOR LOAN LOSSES

2022

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

The allowance for loan losses increased from $14,176,000 at December 31, 2021 to $15,637,000 at December 31, 2022.  At December 31, 2022 and 2021, the allowance for loan losses to total loans was 0.95% and 1.02%, respectively.  Net loan charge-offs of $449,000 or 0.03% of average loans for the year ended December 31, 2022 countered the impact of the provision for loan losses of $1,910,000. The allowance for loan losses increased primarily due to the significant growth in the gross loan portfolio of $247,584,000 or 17.78% from December 31, 2021 to 2022. Management concluded that the allowance for loan losses is adequate to provide for probable losses inherent in its loan portfolio as of the balance sheet date as noted in the provision for loan losses discussion.

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

2021

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

Allocation of the Allowance For Loan Losses
	December 31, 2022		December 31, 2021
(In Thousands)	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans
Balance at end of period applicable to:
Commercial, financial, and agricultural	$1,914	11.62%	$1,946	11.73%
Real estate mortgage:
Residential	5,061	43.21	4,701	42.81
Commercial	6,110	30.54	5,336	32.10
Construction	188	2.64	179	2.68
Consumer automobiles	1,617	11.35	1,411	10.02
Other consumer installment loans	109	0.64	111	0.66
Unallocated	638	—	492	—
	$15,637	100.00%	$14,176	100.00%

Additional allowance for loan losses and net (charge-offs) recoveries is presented in the tables below.

	Amount of Allowance for Loan Losses Allocated	Total loans	Allowance for Loan Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
December 31, 2022
Commercial, financial, and agricultural	$1,914	$190,461	1.00%	$165	$173,433	0.10%
Real estate mortgage:
Residential	5,061	708,209	0.71%	26	649,989	—%
Commercial	6,110	500,632	1.22%	(150)	466,526	(0.03)%
Construction	188	43,308	0.43%	29	44,968	0.06%
Consumer automobiles	1,617	186,112	0.87%	(328)	150,261	(0.22)%
Other consumer installment loans	109	10,361	1.05%	(191)	9,737	(1.96)%
Unallocated	638
	$15,637	$1,639,083	0.95%	$(449)	$1,494,914	(0.03)%

Total non-accrual loans outstanding	$3,615
Non-accrual loans to total loans outstanding	0.22%
Allowance for loan losses to non-accrual loans	432.56%

	Amount of Allowance Allocated	Total loans	Allowance for Loan Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
December 31, 2021
Commercial, financial, and agricultural	$1,946	$163,285	1.19%	$(10)	$175,631	(0.01)%
Real estate mortgage:
Residential	4,701	595,847	0.79%	(107)	584,849	(0.02)%
Commercial	5,336	446,734	1.19%	95	381,306	0.02%
Construction	179	37,295	0.48%	10	41,564	0.02%
Consumer automobiles	1,411	139,408	1.01%	(143)	152,496	(0.09)%
Other consumer installment loans	111	9,277	1.20%	(112)	9,787	(1.14)%
Unallocated	492
	$14,176	$1,391,846	1.02%	$(267)	$1,345,633	(0.02)%
Total non-accrual loans outstanding	$5,389
Non-accrual loans to total loans outstanding	0.39%
Allowance for loan losses to non-accrual loans	263.05%

	Amount of Allowance Allocated	Total loans	Allowance for Loan Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
December 31, 2020
Commercial, financial, and agricultural	$1,936	$164,743	1.18%	$(28)	$164,876	(0.02)%
Real estate mortgage:
Residential	4,460	589,721	0.76%	(205)	606,069	(0.03)%
Commercial	3,635	373,188	0.97%	(64)	359,788	(0.02)%
Construction	134	39,309	0.34%	11	41,423	0.03%
Consumer automobiles	1,906	156,403	1.22%	(321)	156,063	(0.21)%
Other consumer installment loans	261	19,940	1.31%	(109)	21,640	(0.50)%
Unallocated	1,471
	$13,803	$1,343,304	1.03%	$(716)	$1,349,859	(0.05)%
Total non-accrual loans outstanding	$9,122
Non-accrual loans to total loans outstanding	0.68%
Allowance for loan losses to non-accrual loans	151.32%

Over the last three years, various quantitative and qualitative factors indicate changes in our provision for loan losses. The provision for commercial and agricultural loans decreased during 2022 due to levels and trends of nonaccrual loans in our portfolio and a decline in net charge-offs. The provision for residential real estate loans remained flat as the portfolio size increased but was offset by a decline in the level of net charge-offs. The provision for this loan type is adjusted by national indices as well as our historical losses. The provision for commercial real estate loans decreased primarily due to an improvement in portfolio credit metrics. The provision for consumer automobiles increased due to increased indirect loan volume and concerns regarding the impact of inflation on the customer base.

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

NONPERFORMING LOANS

The decrease in nonperforming loans during 2022 is primarily due to a payoff of a nonaccrual loan. The majority of the nonperforming loans are centered on several loans that are either in a secured position and have sureties with a strong underlying financial position and/or a specific allowance within the allowance for loan losses.

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

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Nonaccrual	Total
2022	$1,275	$3,615	$4,890
2021	861	5,389	6,250

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

DEPOSITS

2022 vs. 2021

Total average deposits increased $43,073,000 or 2.76% from 2021 to 2022.  Noninterest-bearing deposits average balance increased $40,205,000 as the focus was on core deposit gathering which led to a decrease in average time deposit balances of $82,359,000. The Bank had major deposit customers with a combined outstanding balances of approximately $112,228,000 and $74,874,000 million at December 31, 2022 and 2021, respectively.

2021 vs. 2020

Total average deposits increased $135,808,000 or 9.52% from 2020 to 2021.  Noninterest-bearing deposits average balance increased $84,774,000 as customers received funding from various government programs that were designed to combat the effects of the COVID-19 pandemic while seeking safety in bank deposits.

The average amount and the average rate paid on deposits are summarized below for the years ended December 31, 2022, 2021, and 2020:

	2022		2021		2020
(In Thousands)	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
Noninterest-bearing	$519,189	0.00%	$478,984	0.00%	$394,210	0.00%
Savings	247,003	0.06	225,637	0.05	193,568	0.13
Super Now	387,370	0.35	307,446	0.29	254,177	0.69
Money Market	289,820	0.38	305,883	0.32	245,633	0.62
Time	161,982	0.68	244,341	1.46	338,895	2.07
Total average deposits	$1,605,364	0.23%	$1,562,291	0.36%	$1,426,483	0.74%

The following table shows the scheduled maturities of time deposits that are in excess of the FDIC insurance limit as of December 31, 2022.

(In Thousands)	2022
Due within 3 months or less	$3,511
Due after 3 months and within 6 months	9,420
Due after 6 months and within 12 months	1,745
Due after 12 months	3,825
Total	$18,501

As of December 31, 2022 and 2021 the Company had $617,515,000 and $656,484,000, respectively, in uninsured deposits.

SHAREHOLDERS’ EQUITY

2022

Shareholders’ equity decreased $4,609,000 to $167,665,000 at December 31, 2022 compared to December 31, 2021.  Accumulated other comprehensive loss of $13,958,000 at December 31, 2022 increased from a loss of $1,112,000 at December 31, 2021 as a result of a $9,819,000 net unrealized loss on available for sale securities at December 31, 2022 (compared to an unrealized gain of $2,373,000 at December 31, 2021) coupled with an increase in loss of $654,000 in the defined benefit plan obligation. The current level of shareholders’ equity equates to a book value per share of $23.76 at December 31, 2022 compared to $24.37 at December 31, 2021, and an equity to asset ratio of 8.40% at December 31, 2022 and 8.88% at December 31, 2021. Dividends declared for the twelve months ended December 31, 2022 and 2021 were $1.28 per share.

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

Bank regulators have risk based capital guidelines.  Under these guidelines the Corporation and each Bank are required to maintain minimum ratios of core capital and total qualifying capital as a percentage of risk weighted assets and certain off-balance sheet items. At December 31, 2022, both the Corporation’s and each Bank’s required ratios were well above the minimum ratios (and including the current capital conservation buffer where applicable) as follows:

	Corporation	Jersey Shore State Bank	Luzerne Bank	Minimum Standards
Common equity tier 1 capital to risk-weighted assets	9.973%	9.781%	9.877%	7.000%
Tier 1 capital to risk-weighted assets	9.973%	9.781%	9.877%	8.500%
Total capital to risk-weighted assets	10.925%	10.728%	10.830%	10.500%
Tier 1 capital to average assets	8.636%	8.383%	8.260%	4.000%

For a more comprehensive discussion of these requirements, see “Regulation and Supervision” in Item 1 of the Annual Report on Form 10-K.  Management believes that the Corporation and the Banks will continue to exceed regulatory capital requirements.

RETURN ON EQUITY AND ASSETS

The ratio of net income to average total assets and average shareholders’ equity, and other certain equity ratios are presented as follows:

	2022	2021	2020
Percentage of net income to:
Average total assets	0.90%	0.85%	0.85%
Average shareholders’ equity	10.73%	9.93%	9.66%
Percentage of dividends declared to net income	51.87%	56.39%	59.32%
Percentage of average shareholders’ equity to average total assets	8.41%	8.54%	8.85%

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

The following liquidity measures are monitored for compliance and were within the limits cited at December 31, 2022.

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

Management monitors and determines the desirable level of liquidity.  Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds.  The Corporation has a current borrowing capacity at the FHLB of $761,089,000 with a total credit exposure of $290,288,000 utilized, leaving $470,801,000 available.  In addition to this credit arrangement, the Corporation has additional lines of credit with correspondent banks of $100,000,000. The Corporation’s management believes that it has sufficient liquidity to satisfy estimated short-term and long-term funding needs.

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

The following is a rate shock forecast for the twelve month period ending December 31, 2023 assuming a static balance sheet as of December 31, 2022.

		Parallel Rate Shock in Basis Points
(In Thousands)	(300)	(200)	(100)	Static	100	200	300	400
Net interest income	$67,193	$70,074	$72,604	$74,427	$75,988	$77,534	$79,022	$80,417
Change from static	(7,234)	(4,353)	(1,823)	—	1,561	3,107	4,595	5,990
Percent change from static	-9.72%	-5.85%	-2.45%	—	2.10%	4.17%	6.17%	8.05%

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

CONTRACTUAL OBLIGATIONS

The Corporation has various financial obligations, including contractual obligations which may require future cash payments. The following table presents, as of December 31, 2022, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.

	Payments Due In
(In Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,410,178	$—	$—	$—	$1,410,178
Time deposits	80,101	55,046	9,767	1,368	146,282
Repurchase agreements	5,153	—	—	—	5,153
Short-term borrowings	148,196	—	—	—	148,196
Long-term borrowings	25,165	70,898	345	6,375	102,783
Operating leases	265	511	528	2,301	3,605

The Corporation’s operating lease obligations represent short and long-term lease and rental payments for branch facilities and equipment.  The Bank leases certain facilities under operating leases which expire on various dates through 2049.  Renewal options are available on the majority of these leases.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Corporation cautions readers that the following important factors, among others in addition to the factors discussed in Item 1 - "Business" and in Item 1A - "Risk Factors", may have affected and could in the future affect the Corporation’s actual results and could cause the Corporation’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Corporation herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Corporation must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board; (iii) the effect on the Corporation’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (vi) the effects of health emergencies, including the spread of infectious diseases or pandemics, and other external events, such as armed conflicts in other parts of the world, that could affect regional or global economies.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET

	December 31,
(In Thousands, Except Share Data)	2022	2021
ASSETS:
Noninterest-bearing balances	$27,390	$19,233
Interest-bearing deposits in other financial institutions	12,943	194,629
Federal funds sold	—	50,000
Total cash and cash equivalents	40,333	263,862

Investment debt securities, available for sale, at fair value	193,673	166,410
Investment equity securities, at fair value	1,142	1,288
Restricted investment in bank stock, at cost	19,171	14,531
Loans held for sale	3,298	3,725
Loans	1,639,731	1,392,147
Allowance for loan losses	(15,637)	(14,176)
Loans, net	1,624,094	1,377,971
Premises and equipment, net	31,844	34,025
Accrued interest receivable	9,481	8,048
Bank-owned life insurance	34,452	33,768
Investment in limited partnerships	8,656	4,607
Goodwill	16,450	17,104
Intangibles	327	480
Operating lease right of use asset	2,651	2,851
Deferred tax assets	6,868	2,946
Other assets	7,640	9,193
TOTAL ASSETS	$2,000,080	$1,940,809

LIABILITIES:
Interest-bearing deposits	$1,037,397	$1,126,955
Noninterest-bearing deposits	519,063	494,360
Total deposits	1,556,460	1,621,315

Short-term borrowings	153,349	5,747
Long-term borrowings	102,783	125,963
Accrued interest payable	603	651
Operating lease liability	2,708	2,898
Other liabilities	16,512	11,961
TOTAL LIABILITIES	1,832,415	1,768,535

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $5.55, 22,500,000 shares authorized; 7,566,810 and 7,550,272 shares issued; 7,056,585 and 7,070,047 shares outstanding	42,039	41,945
Additional paid-in capital	54,252	53,795
Retained earnings	98,147	89,761
Accumulated other comprehensive (loss) gain:
Net unrealized (loss) gain on available for sale securities	(9,819)	2,373
Defined benefit plan	(4,139)	(3,485)
Treasury stock at cost, 510,225 and 480,225 shares	(12,815)	(12,115)
TOTAL SHAREHOLDERS' EQUITY	167,665	172,274
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,000,080	$1,940,809

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2022	2021	2020
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$58,682	$53,232	$57,217
Investment securities:
Taxable	3,634	3,281	3,778
Tax-exempt	823	655	650
Dividend and other interest income	1,789	1,246	993
TOTAL INTEREST AND DIVIDEND INCOME	64,928	58,414	62,638

INTEREST EXPENSE:
Deposits	3,690	5,545	10,565
Short-term borrowings	1,007	9	43
Long-term borrowings	2,451	3,142	3,807
TOTAL INTEREST EXPENSE	7,148	8,696	14,415

NET INTEREST INCOME	57,780	49,718	48,223

PROVISION FOR LOAN LOSSES	1,910	640	2,625

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	55,870	49,078	45,598

NON-INTEREST INCOME:
Service charges	2,103	1,703	1,690
Net debt securities (losses) gains, available for sale	(219)	699	1,592
Net equity securities (losses) gains	(146)	(40)	16
Bank-owned life insurance	664	916	653
Gain on sale of loans	1,131	2,474	4,148
Insurance commissions	491	553	416
Brokerage commissions	620	851	970
Loan broker income	1,674	2,164	673
Debit card income	1,464	1,511	1,280
Other	931	838	730
TOTAL NON-INTEREST INCOME	8,713	11,669	12,168

NON-INTEREST EXPENSE:
Salaries and employee benefits	24,267	23,014	21,632
Occupancy	3,080	3,209	2,650
Furniture and equipment	3,288	3,522	3,411
Software amortization	840	868	978
Pennsylvania shares tax	1,452	1,350	1,289
Professional fees	2,434	2,432	2,362
Federal Deposit Insurance Corporation deposit insurance	938	963	939
Marketing	690	545	261
Intangible amortization	154	191	227
Goodwill impairment	653	—	—
Other	5,202	4,811	5,319
TOTAL NON-INTEREST EXPENSE	42,998	40,905	39,068

INCOME BEFORE INCOME TAX PROVISION	21,585	19,842	18,698
INCOME TAX PROVISION	4,163	3,794	3,474
CONSOLIDATED NET INCOME	$17,422	$16,048	$15,224
Earnings attributable to noncontrolling interest	—	15	18
NET INCOME ATTRIBUTABLE TO PENNS WOODS BANCORP, INC.	$17,422	$16,033	$15,206

EARNINGS PER SHARE - BASIC	$2.47	$2.27	$2.16
EARNINGS PER SHARE - DILUTED	$2.47	$2.27	$2.16
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,059,437	7,061,818	7,044,542
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,059,437	7,061,818	7,044,542
 See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Thousands)	2022	2021	2020
Net Income	$17,422	$16,048	$15,224
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available for sale securities	(15,652)	(2,264)	4,452
Tax effect	3,287	475	(935)
Net realized loss (gain) included in net income	219	(699)	(1,592)
Tax effect	(46)	147	334
(Accretion) amortization of unrecognized pension and post-retirement items	(827)	2,674	(461)
Tax effect	173	(563)	97
Total other comprehensive (loss) income	(12,846)	(230)	1,895
Comprehensive income	$4,576	$15,818	$17,119

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Per Share Data)	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	NON-CONTROLLING INTEREST	TOTAL SHAREHOLDERS’ EQUITY
	SHARES	AMOUNT
Balance, December 31, 2019	7,520,740	$41,782	$51,487	$76,583	$(2,777)	$(12,115)	$22	$154,982
Net income				15,206			18	15,224
Adoption of ASU 2016-01								—
Other comprehensive income					1,895			1,895
Stock-based compensation recognized in earnings			854					854
Dividends declared, (1.28 per share)				(9,020)				(9,020)
Common shares issued for employee stock purchase plan	3,972	21	65					86
Common shares issued for director compensation plan	7,864	44	117					161
Distributions to noncontrolling interest							(36)	(36)
Balance, December 31, 2020	7,532,576	41,847	52,523	82,769	(882)	(12,115)	4	164,146

Net income				16,033			15	16,048
Other comprehensive loss					(230)			(230)
Stock-based compensation recognized in earnings			960					960
Dividends declared, ($1.28 per share)				(9,041)				(9,041)
Common shares issued for employee stock purchase plan	3,850	21	66					87
Common shares issued for director compensation plan	13,846	77	244					321
Distributions to noncontrolling interest							(17)	(17)
Noncontrolling interest purchase			2				(2)	—
Balance, December 31, 2021	7,550,272	41,945	53,795	89,761	(1,112)	(12,115)	—	172,274

Net income				17,422				17,422
Other comprehensive loss					(12,846)			(12,846)
Cash settlement of options			(1,074)					(1,074)
Stock-based compensation recognized in earnings			1,231					1,231
Dividends declared, ($1.28 per share)				(9,036)				(9,036)
Common shares issued for employee stock purchase plan	3,617	20	62					82
Common shares issued for director compensation plan	12,921	74	238					312
Purchase of treasury stock (30,000 shares)						(700)		(700)
Balance, December 31, 2022	7,566,810	$42,039	$54,252	$98,147	$(13,958)	$(12,815)	$—	$167,665

See accompanying notes to the consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(In Thousands)	2022	2021	2020
OPERATING ACTIVITIES:
Net Income	$17,422	$16,048	$15,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,466	3,711	3,076
Goodwill impairment	653	—	—
Loss (gain) on sale of premises and equipment	301	18	(14)
Amortization of intangible assets	154	191	227
Provision for loan losses	1,910	640	2,625
Stock based compensation	1,231	960	854
Amortization of investment security discounts and premiums, net	1,140	1,142	793
Securities losses (gains), available for sale	219	(699)	(1,592)
Originations of loans held for sale	(39,388)	(85,938)	(131,775)
Proceeds of loans held for sale	40,946	89,926	134,916
Gain on sale of loans	(1,131)	(2,474)	(4,148)
Net equity securities losses (gains)	146	40	(16)
Security trades payable	(111)	(1,455)	(1,566)
Earnings on bank-owned life insurance	(664)	(916)	(653)
(Decrease) increase in deferred tax asset	(681)	(359)	309
Other, net	(1,720)	(2,912)	3,740
Net cash provided by operating activities	23,893	17,923	22,000
INVESTING ACTIVITIES:
Investment debt securities available for sale:
Proceeds from sales	5,557	17,947	20,767
Proceeds from calls, maturities and repayments	17,372	20,997	23,292
Purchases	(66,984)	(46,499)	(54,043)
Net (increase) decrease in loans	(248,130)	(48,170)	10,269
Acquisition of premises and equipment	(377)	(1,137)	(2,668)
Proceeds from sale of premises and equipment	150	2	336
Proceeds from the sale of foreclosed assets	120	335	226
Purchase of bank-owned life insurance	(22)	(30)	(3,970)
Distribution of non-controlling interest	—	(25)	—
Proceeds from bank-owned life insurance death benefit	2	825	248
Investment in limited partnership	(695)	(1,070)	(3,347)
Proceeds from redemption of regulatory stock	11,282	3,143	3,561
Purchases of regulatory stock	(15,922)	(2,297)	(5,410)
Net cash used for investing activities	(297,647)	(55,979)	(10,739)
FINANCING ACTIVITIES:
Net (decrease) increase in interest-bearing deposits	(89,558)	81,869	55,827
Net increase in noninterest-bearing deposits	24,703	45,003	114,611
Proceeds from long-term borrowings	—	—	35,000
Repayment of long-term borrowings	(23,000)	(30,000)	(43,333)
Net increase in short-term borrowings	147,602	503	324
Finance lease principal payments	(180)	(165)	(112)
Dividends paid	(9,036)	(9,041)	(9,020)
Distributions to non-controlling interest	—	(17)	(36)
Issuance of common stock	394	408	247
Purchase of treasury stock	(700)	—	—
Net cash provided by financing activities	50,225	88,560	153,508
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(223,529)	50,504	164,769
CASH AND CASH EQUIVALENTS, BEGINNING	263,862	213,358	48,589
CASH AND CASH EQUIVALENTS, ENDING	$40,333	$263,862	$213,358

See accompanying notes to the consolidated financial statements.

	Year Ended December 31,
(In Thousands)	2022	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$7,196	$9,157	$14,974
Income taxes paid	3,001	4,236	2,945
Transfer of loans to foreclosed real estate	97	83	232
Right of use lease assets obtained in exchange for lessee finance lease liabilities	—	2,653	—
Recognition of low-income housing tax asset	3,873	—	—
Recognition of commitment on low-income housing project	3,873	—	—

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of net deferred tax assets, impairment of goodwill, other than temporary impairment of debt securities, fair value of financial instruments, and the valuation of real estate acquired through, or in lieu of, foreclosure on settlement of debt.

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses is adequate at December 31, 2022, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, rising unemployment, or negative performance trends in financial information from borrowers could be indicators of subsequent increased levels of nonperforming assets and possible charge-offs, which would normally require increased loan loss provisions. An integral part of the periodic regulatory examination process is the review of the adequacy of the Banks' loan loss allowance. The regulatory agencies could require the Banks, based on their evaluation of information available at the time of their examination, to provide additional loan loss provisions to further supplement the allowance.

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

Goodwill

The Corporation performs an annual impairment analysis of goodwill for its purchased subsidiaries, Luzerne Bank and The M Group.  Based on the fair value of these reporting units, estimated using the expected present value of future cash flows, an impairment of goodwill was recognized in 2022 of $653,000 related to The M Group. No impairment of goodwill was recognized in 2021 or 2020.

Intangible Assets

At December 31, 2022, the Corporation had intangible assets of $15,000 as a result of the acquisition of Luzerne National Bank Corporation, which is net of accumulated amortization of $1,999,000. These intangible assets will continue to be amortized using the sum-of-the-years digits method of amortization over ten years. The Corporation also had intangible assets of $312,000, which is net of accumulated amortization of $708,000, as a result of the purchase of two books of business related to investment product sales. The book of business intangible is being amortized using the straight-line method over a period of ten years.

Investments in Limited Partnerships

The Corporation was a limited partner in two partnerships at December 31, 2022 that provides low income elderly housing in the Corporation’s geographic market area. The carrying value of the Corporation’s investment in the limited partnerships was $8,656,000 at December 31, 2022 and $4,607,000 at December 31, 2021. The investments will be amortized over the ten-year tax credit receipt period.  During 2021, one of the partnerships reached the level of occupancy needed to begin the ten year tax credit recognition period with $519,000 and $407,000 in amortization recognized in 2022 and 2021.  The Corporation recognized a liability during 2022 in the amount of $3,873,000 for future equity contributions to be made to one of the partnerships.

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

Employee Benefits

Pension and employee benefits include contributions, determined actuarially, to a defined benefit retirement plan covering the eligible employees of JSSB.  The plan is funded on a current basis to the extent that it is deductible under existing federal tax regulations.  Pension and other employee benefits also include contributions to a defined contribution Section 401(k) plan covering eligible employees.  Contributions matching those made by eligible employees are funded throughout the year. In addition, an elective contribution may be made annually at the discretion of the board of directors.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This standard, along with several other subsequent codification updates, replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses that are expected to occur over the remaining life of a financial asset and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new current expected credit losses model (“CECL”) will apply to the allowance for loan losses, available-for-sale and held-to-maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures.

Management has completed its implementation plan, segmentation and testing, and model validation. The implementation plan included drafting of additional controls and policies to govern data uploads to its third- party vendor, balancing and reconciling, testing and auditing of inputs, and review and decision-making surrounding segmentation, methodologies, qualitative factor adjustments, and reasonable and supportable forecasts and reversion techniques. Parallel runs were processed during 2022 and the results were consistent with management's expectations. The implementation plan is currently going through the Company's control structure and internal control testing is being performed.

As a result of adopting this standard, the Company has completed the calculation and is in the process of finalizing the review over the January 1, 2023 assumptions and outputs of the model as well as the final qualitative factor adjustments, which will determine the total amount of the allowance for credit losses and the reserves for unfunded commitments. These estimates are subject to refinements based on our final review as well as prevailing economic conditions and forecasts as of the adoption date. While we do expect an adjustment related to the allowance for credit losses on our outstanding loans as well as our off-balance sheet commitments, we do not expect the impact of adoption to have a significant impact on the Company’s regulatory capital ratios.

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

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one- time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. ASU 2022-06 is effective for all reporting entities immediately upon issuance and must be applied on a prospective basis. This Update is not expected to have a significant impact on the Company’s financial statements.

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

NOTE 2 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive (loss) income by component shown, net of tax and parenthesis indicating debits to net income, as of December 31, 2022, 2021, and 2020 were as follows:

	Twelve Months Ended December 31, 2022			Twelve Months Ended December 31, 2021			Twelve Months Ended December 31, 2020
(In Thousands)	Net Unrealized (Loss) Gain on Available for Sale Securities*	Defined Benefit Plan*	Total*	Net Unrealized Gain (Loss) on Available for Sale Securities*	Defined Benefit Plan*	Total*	Net Unrealized Gain (Loss) on Available for Sale Securities*	Defined Benefit Plan*	Total*
Beginning balance	$2,373	$(3,485)	$(1,112)	$4,714	$(5,596)	$(882)	$2,455	$(5,232)	$(2,777)
Other comprehensive (loss) income before reclassifications	(12,365)	(709)	(13,074)	(1,789)	1,965	176	3,517	(510)	3,007
Amounts reclassified from accumulated other comprehensive income (loss)	173	55	228	(552)	146	(406)	(1,258)	146	(1,112)
Net current-period other comprehensive (loss) income	(12,192)	(654)	(12,846)	(2,341)	2,111	(230)	2,259	(364)	1,895
Ending balance	$(9,819)	$(4,139)	$(13,958)	$2,373	$(3,485)	$(1,112)	$4,714	$(5,596)	$(882)
*Amounts net of 21% tax rate

The adoption of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities requires equity securities to run through the income statement and therefore the reclassification of prior accumulated losses are reflected above.

The reclassifications out of accumulated other comprehensive income shown, net of tax and parenthesis indicating debits to net income, as of December 31, 2022, 2021, and 2020 were as follows:

(In Thousands)	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Twelve Months Ended			Affected Line Item in the Consolidated Statement of Income
	December 31, 2022	December 31, 2021	December 31, 2020
Net realized (loss) gain on available for sale securities	$(219)	$699	$1,592	Net debt securities (losses) gain, net available for sale
Income tax effect	46	(147)	(334)	Income tax provision
	$(173)	$552	$1,258

Net unrecognized pension expense	$(69)	$(186)	$(185)	Other non-interest expense
Income tax effect	14	40	39	Income tax provision
	$(55)	$(146)	$(146)

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

	Year Ended December 31,
	2022	2021	2020
Weighted average common shares issued	7,559,306	7,542,043	7,524,767
Average treasury stock shares	(499,869)	(480,225)	(480,225)
Weighted average common shares outstanding - basic	7,059,437	7,061,818	7,044,542
Dilutive effect of outstanding stock options	—	—	—
Weighted average common shares outstanding - diluted	7,059,437	7,061,818	7,044,542

There were a total of 914,000 non-qualified employee stock options (Note 14) outstanding on December 31, 2022 that had a weighted average strike price of $25.34. Options on December 31, 2021 had an average strike price of $27.23 with a total of 1,034,525 options outstanding. Grants outstanding at year-end 2020 totaled to 841,275 options with an average strike price of $28.17. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the 2022, 2021, and 2020 periods presented due to the average market price of common shares being less than the strike price of the options.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost, gross gains and losses, and fair values of investment securities at December 31, 2022 and 2021 are as follows:

	2022
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS):
U.S. Government and agency securities	$3,002	$—	$(106)	$2,896
Mortgage-backed securities	1,496	—	(214)	1,282
State and political securities	151,426	157	(8,774)	142,809
Other debt securities	50,178	58	(3,550)	46,686
Total debt securities	$206,102	$215	$(12,644)	$193,673

Investment equity securities:
Other equity securities	$1,350	$—	$(208)	$1,142
Total equity securities	$1,350	$—	$(208)	$1,142

	2021
(In Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale (AFS):
Mortgage-backed securities	$1,752	$—	$(5)	$1,747
State and political securities	113,852	3,500	(694)	116,658
Other debt securities	47,802	524	(321)	48,005
Total debt securities	$163,406	$4,024	$(1,020)	$166,410

Investment equity securities:
Other equity securities	$1,350	$—	$(62)	$1,288
Total equity securities	$1,350	$—	$(62)	$1,288

The following tables show the Corporation’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2022 and 2021.

	2022
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS)
U.S. Government and agency securities	$2,896	$(106)	$—	$—	$2,896	$(106)
Mortgage-backed securities	—	—	1,282	(214)	1,282	(214)
State and political securities	95,444	(4,797)	36,283	(3,977)	131,727	(8,774)
Other debt securities	16,896	(664)	25,144	(2,886)	42,040	(3,550)
Total Debt Securities AFS	$115,236	$(5,567)	$62,709	$(7,077)	$177,945	$(12,644)

	2021
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS)
Mortgage-backed securities	$1,747	$(5)	$—	$—	$1,747	$(5)
State and political securities	34,203	(398)	7,408	(296)	41,611	(694)
Other debt securities	21,446	(301)	1,808	(20)	23,254	(321)
Total Debt Securities AFS	$57,396	$(704)	$9,216	$(316)	$66,612	$(1,020)

At December 31, 2022 there were 146 individual securities in a continuous unrealized loss position for less than twelve months and 98 individual securities in a continuous unrealized loss position for greater than twelve months.

The Corporation reviews its position quarterly and has asserted that at December 31, 2022 and 2021, the declines outlined in the above table represent temporary declines and the Corporation does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity.  The Corporation has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at December 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$22,234	$21,880
Due after one year to five years	109,695	103,436
Due after five years to ten years	67,562	62,078
Due after ten years	6,611	6,279
Total	$206,102	$193,673

Total gross proceeds from sales of securities available for sale were $5,557,000, $17,947,000, and $20,767,000 for 2022, 2021, and 2020, respectively.  The following table represents gross realized gains and losses on those transactions:

	Year Ended December 31,
(In Thousands)	2022	2021	2020
Gross realized gains:
U.S. Government and agency securities	$—	$—	$—
Mortgage-backed securities	—	—	83
State and political securities	14	408	978
Other debt securities	—	323	554
Total gross realized gains	$14	$731	$1,615
Gross realized losses:
U.S. Government and agency securities	$—	$—	$—
Mortgage-backed securities	—	—	—
State and political securities	233	32	23
Other debt securities	—	—	—
Total gross realized losses	$233	$32	$23

There were no impairment charges included in gross realized losses for the years ended December 31, 2022, 2021, and 2020.

Investment securities with a carrying value of approximately $154,946,000 and $139,435,000 at December 31, 2022 and 2021, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

Equity securities consist of Community Reinvestment Act funds along with other smaller investments in other exchange traded equities. At December 31, 2022 and December 31, 2021, we had $1,142,000 and $1,288,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the years ended December 31, 2022, 2021 and 2020:

(In Thousands)	2022	2021	2020
Net loss recognized in equity securities during the period	$(146)	$(40)	$16
Less: Net gains realized on the sale of equity securities during the period	—	—	—
Unrealized loss recognized in equity securities held at reporting date	$(146)	$(40)	$16

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

The following table presents the related aging categories of loans, by segment, as of December 31, 2022 and 2021:

	2022
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial, financial, and agricultural	$189,935	$94	$—	$432	$190,461
Real estate mortgage:
Residential	701,093	5,472	1,120	524	708,209
Commercial	495,349	2,564	60	2,659	500,632
Construction	42,797	511	—	—	43,308
Consumer automobile loans	183,943	2,089	80	—	186,112
Other consumer installment loans	10,194	152	15	—	10,361
	1,623,311	$10,882	$1,275	$3,615	1,639,083
Net deferred loan fees and discounts	648				648
Allowance for loan losses	(15,637)				(15,637)
Loans, net	$1,608,322				$1,624,094

	2021
(In Thousands)	Current	Past Due 30 To 89 Days	Past Due 90 Days Or More & Still Accruing	Non-Accrual	Total
Commercial, financial, and agricultural	$162,571	$139	$—	$575	$163,285
Real estate mortgage:
Residential	590,240	4,083	687	837	595,847
Commercial	442,573	224	—	3,937	446,734
Construction	36,701	554	—	40	37,295
Consumer automobile loans	138,775	490	143	—	139,408
Other consumer installment loans	9,199	47	31	—	9,277
	1,380,059	$5,537	$861	$5,389	1,391,846
Net deferred loan fees and discounts	301				301
Allowance for loan losses	(14,176)				(14,176)
Loans, net	$1,366,184				$1,377,971

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

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of December 31, 2022 and 2021:

	2022
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$295	$295	$—
Real estate mortgage:
Residential	3,388	3,388	—
Commercial	2,588	2,588	—
Construction	—	—	—
Consumer automobile loans	—	—	—
Other consumer installment loans	—	—	—
	6,271	6,271	—
With an allowance recorded:
Commercial, financial, and agricultural	403	403	4
Real estate mortgage:
Residential	933	933	111
Commercial	3,607	3,607	827
Construction	—	—	—
Consumer automobile loans	—	—	—
Other consumer installment loans	19	—	19
	4,962	4,943	961
Total:
Commercial, financial, and agricultural	698	698	4
Real estate mortgage:
Residential	4,321	4,321	111
Commercial	6,195	6,195	827
Construction	—	—	—
Consumer automobile loans	—	—	—
Other consumer installment loans	19	—	19
	$11,233	$11,214	$961

	2021
(In Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$355	$355	$—
Real estate mortgage:
Residential	3,874	3,874	—
Commercial	3,105	3,105	—
Construction	105	105	—
Consumer automobile loans	—	—	—
Other consumer installment loans	—	—	—
	7,439	7,439	—
With an allowance recorded:
Commercial, financial, and agricultural	534	3,321	2
Real estate mortgage:
Residential	1,178	1,178	201
Commercial	4,814	4,814	800
Construction	—	—	—
Consumer automobile loans	—	—	—
Other consumer installment loans	20	20	20
	6,546	9,333	1,023
Total:
Commercial, financial, and agricultural	889	3,676	2
Real estate mortgage:
Residential	5,052	5,052	201
Commercial	7,919	7,919	800
Construction	105	105	—
Consumer automobile loans	—	—	—
Other consumer installment loans	20	20	20
	$13,985	$16,772	$1,023

The following table presents the average recorded investment in impaired loans and related interest income recognized for December 31, 2022, 2021, and 2020:

	2022
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$765	$20	$—
Real estate mortgage:
Residential	4,676	192	3
Commercial	7,233	201	26
Construction	34	1	—
Consumer automobile loans	3	1	—
Other consumer installment loans	16	—	—
	$12,727	$415	$29

	2021
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,345	$13	$—
Real estate mortgage:
Residential	5,530	174	—
Commercial	9,462	122	—
Construction	116	2	—
Consumer automobile loans	30	—	—
Other consumer installment loans	12	1	—
	$16,495	$312	$—

	2020
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$1,653	$34	$—
Real estate mortgage:
Residential	5,692	234	15
Commercial	7,937	158	—
Construction	72	1	4
Consumer automobile loans	89	—	—
Other consumer installment loans	3	1	—
	$15,446	$428	$19
At December 31, 2022, additional funds totaling $2,000 are committed to be advanced in connection with impaired loans.

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

Loan modifications that are considered TDRs completed during the twelve months ended December 31, 2022, 2021,and 2020 were as follows:

Year Ended December 31,
2022
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	—	$—	$—
Real estate mortgage:
Residential	1	220	220
Commercial	—	—	—
Construction	—	—	—
Other consumer installment loans	—	—	—
Total	1	$220	$220

	Year Ended December 31,
	2021
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	1	$949	$949
Real estate mortgage:
Residential	3	1,265	1,265
Commercial	2	842	842
Construction	—	—	—
Other consumer installment loans	—	—	—
Total	6	$3,056	$3,056

	Year Ended December 31,
	2020
(In Thousands, Except Number of Contracts)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural	2	$1,028	$1,028
Real estate mortgage:
Residential	—	—	—
Commercial	3	1,263	1,263
Construction	—	—	—
Other consumer installment loans	—	—	—
Total	5	$2,291	$2,291

Of the one new troubled debt restructurings that were granted for the year ended December 31, 2022, one loans totaling $220,000 was granted rate concessions.

Of the six new troubled debt restructurings that were granted for the year ended December 31, 2021, two loans totaling $842,000 were granted payment concessions and one loan totaling $124,000 was granted a rate concession.

No loan modifications considered troubled debt restructurings made during the twelve months previous to December 31, 2022 defaulted. Loan modifications considered troubled debt restructurings made during the twelve months previous to December 31, 2021, that have defaulted during the corresponding twelve month period were as follows:

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Banks have a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external semi-annual loan review of large commercial relationships is performed, as well as a sample of smaller transactions. The 2022 loan review evaluated 55% of the Bank's average outstanding commercial portfolio which can consist of outstanding loans, commercial real estate mortgages and outstanding commitments. Detailed reviews, including plans for resolution, are performed on loans classified as substandard, doubtful, or loss on a quarterly basis.

The following table presents the credit quality categories identified above as of December 31, 2022 and 2021:

	2022
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$184,783	$705,515	$488,993	$43,209	$186,112	$10,361	$1,618,973
Special Mention	125	266	4,526	—	—	—	4,917
Substandard	5,553	2,428	7,113	99	—	—	15,193
Total	$190,461	$708,209	$500,632	$43,308	$186,112	$10,361	$1,639,083

	2021
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$160,899	$592,570	$432,158	$36,511	$139,408	$9,257	$1,370,803
Special Mention	234	284	6,108	676	—	—	7,302
Substandard	2,152	2,993	8,468	108	—	20	13,741
Total	$163,285	$595,847	$446,734	$37,295	$139,408	$9,277	$1,391,846

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

For the general allowances historical loss trends are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by other qualitative factors.  A historical charge-off factor is calculated utilizing a twelve quarter moving average.  However, management may adjust the moving average time frame by up to four quarters to adjust for variances in the economic cycle. Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.  The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; national and economic trends and conditions; concentrations of credit from a loan type, industry, and/or geographic standpoint; value of underlying collateral on collateral depended loans; effect of other external factors; and the quality of the loan review system. During 2022, certain qualitative factors were adjusted to account for economic changes and significant loan portfolio growth.

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

Over the last three years, various quantitative and qualitative factors indicate changes in our provision for loan losses. The provision for commercial and agricultural loans decreased during 2022 due to levels and trends of nonaccrual loans in our portfolio and a decline in net charge-offs. The provision for residential real estate loans remained flat as the portfolio size increased but was offset by a decline in the level of net charge-offs. The provision for this loan type is adjusted by national indices as well as our historical losses. The provision for commercial real estate loans decreased primarily due to an improvement in portfolio credit metrics. The provision for consumer automobiles increased due to increased indirect loan volume and concerns regarding the impact of inflation on the customer base.

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

Activity in the allowance is presented for the twelve months ended December 31, 2022, 2021, and 2020:

	2022
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,946	$4,701	$5,336	$179	$1,411	$111	$492	$14,176
Charge-offs	(21)	(21)	(154)	—	(386)	(267)	—	(849)
Recoveries	186	47	4	29	58	76	—	400
Provision	(197)	334	924	(20)	534	189	146	1,910
Ending Balance	$1,914	$5,061	$6,110	$188	$1,617	$109	$638	$15,637

	2021
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,936	$4,460	$3,635	$134	$1,906	$261	$1,471	$13,803
Charge-offs	(37)	(219)	(14)	—	(286)	(173)	—	(729)
Recoveries	27	112	109	10	143	61	—	462
Provision	20	348	1,606	35	(352)	(38)	(979)	640
Ending Balance	$1,946	$4,701	$5,336	$179	$1,411	$111	$492	$14,176

	2020
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,779	$4,306	$3,210	$118	$1,780	$278	$423	$11,894
Charge-offs	(64)	(254)	(64)	—	(396)	(193)	—	(971)
Recoveries	36	49	—	11	75	84	—	255
Provision	185	359	489	5	447	92	1,048	2,625
Ending Balance	$1,936	$4,460	$3,635	$134	$1,906	$261	$1,471	$13,803

The Corporation grants commercial, industrial, residential, and installment loans to customers throughout north-central and north-eastern Pennsylvania. Although the Corporation has a diversified loan portfolio at December 31, 2022 and 2021, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The amount of foreclosed residential real estate held at December 31, 2022 and December 31, 2021, totaled $950,000 and $339,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2022 and December 31, 2021, totaled $890,000 and $193,000, respectively.

The Corporation has a concentration of loans at December 31, 2022 and 2021 as follows:

	2022	2021
Owners of residential rental properties	19.67%	19.21%
Owners of commercial rental properties	15.63%	16.03%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2022 and 2021:

	2022
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment	Unallocated	Totals
(In Thousands)		Residential	Commercial	Construction
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4	$111	$827	$—	$—	$19	$—	$961
Collectively evaluated for impairment	1,910	4,950	5,283	188	1,617	90	638	14,676
Total ending allowance balance	$1,914	$5,061	$6,110	$188	$1,617	$109	$638	$15,637
Loans:
Individually evaluated for impairment	$698	$4,321	$6,195	$—	$—	$19		$11,233
Collectively evaluated for impairment	189,763	703,888	494,437	43,308	186,112	10,342		1,627,850
Total ending loans balance	$190,461	$708,209	$500,632	$43,308	$186,112	$10,361		$1,639,083

	2021
	Commercial, Finance, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment	Unallocated	Totals
(In Thousands)		Residential	Commercial	Construction
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2	$201	$800	$—	$—	$20	$—	$1,023
Collectively evaluated for impairment	1,944	4,500	4,536	179	1,411	91	492	13,153
Total ending allowance balance	$1,946	$4,701	$5,336	$179	$1,411	$111	$492	$14,176
Loans:
Individually evaluated for impairment	$889	$5,052	$7,919	$105	$—	$20		$13,985
Collectively evaluated for impairment	162,396	590,795	438,815	37,190	139,408	9,257		1,377,861
Total ending loans balance	$163,285	$595,847	$446,734	$37,295	$139,408	$9,277		$1,391,846

NOTE 7 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows at December 31, 2022 and 2021:

(In Thousands)	2022	2021
Land	$6,680	$6,741
Premises	22,571	22,539
Furniture and equipment	12,732	12,798
Leasehold improvements	4,000	4,214
Finance lease right-of-use assets	7,006	7,435
Total	52,989	53,727
Less accumulated depreciation and amortization	21,145	19,702
Net premises and equipment	$31,844	$34,025

Depreciation and amortization related to premises and equipment for the years ended 2022, 2021, and 2020 was $2,107,000, $2,436,000, and $2,098,000, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLES

As of December 31, 2022 and 2021, goodwill had a gross carrying value of $17,380,000 and accumulated amortization of $276,000. During 2022 an impairment charge of $653,000 was recognized resulting in a net carrying amount of $16,450,000 at December 31, 2022 compared to $17,104,000 at December 31, 2021. The impairment charge occurred due to a decline in revenue that was experienced during 2022.

The gross carrying amount of goodwill is tested for impairment annually.  Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, there was no evidence of impairment of the carrying amount at December 31, 2022 or 2021.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  Since the acquisition, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible and a trade name intangible which are being amortized on an accelerated basis, and also book of business intangible that is being amortized on a straight-line basis over the useful life of such assets.  The net carrying amount of the core deposit intangible, the trade name intangible, and the book of business intangible at December 31, 2022 was $14,000, $1,000, and $312,000 respectively, with $1,867,000, $132,000, and $708,000 accumulated amortization as of that date.

As of December 31, 2022, the estimated future amortization expense for the core deposit and trade name intangible was:

(In Thousands)	Core Deposit Intangible	Trade Name Intangible	Book of Business Intangible	Total
2023	$14	$1	$102	$117
2024	—	—	102	102
2025	—	—	102	102
2026	—	—	6	6
	$14	$1	$312	$327

NOTE 9 - DEPOSITS

Time deposits of $250,000 or more totaled approximately $31,501,000 on December 31, 2022 and $54,343,000 on December 31, 2021.

At December 31, 2022, the scheduled maturities on time deposits of $100,000 or more are as follows:

(In Thousands)	2022
Three months or less	$14,661
Three months to six months	14,678
Six months to twelve months	18,028
Over twelve months	33,824
Total	$81,191

Total time deposit maturities are as follows at December 31, 2022:

(In Thousands)	2022
2023	$80,101
2024	39,230
2025	15,816
2026	9,343
2027	424
Thereafter	1,368
Total	$146,282

Total deposits at December 31, 2022 and 2021 are as follows:

	2022	2021
(In Thousands)	Amount	Amount
Noninterest-bearing	$519,063	$494,360
Savings	247,952	236,312
Super Now	372,574	366,399
Money Market	270,589	318,877
Time	146,282	205,367
Total deposits	$1,556,460	$1,621,315

NOTE 10 - SHORT-TERM BORROWINGS

Short-term borrowings consist of securities sold under agreements to repurchase and primarily FHLB advances, which generally represent overnight or less than six month borrowings.  In addition to the outstanding balances noted below, the Banks also have additional lines of credit totaling $100,000,000 available from correspondent banks other than the FHLB.  The outstanding balances and related information for short-term borrowings are summarized as follows at December 31, 2022, 2021, and 2020:

(In Thousands)	2022	2021
Repurchase Agreements:
Balance at year end	$5,153	$5,747
Maximum amount outstanding at any month end	6,634	9,757
Average balance outstanding during the year	5,216	7,178
Weighted-average interest rate:
At year end	0.29%	0.12%
Paid during the year	0.16%	0.13%
Overnight:
Balance at year end	$148,196	$—
Maximum amount outstanding at any month end	148,196	—
Average balance outstanding during the year	24,099	—
Weighted-average interest rate:
At year end	4.45%	—%
Paid during the year	4.14%	—%
We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The remaining contractual maturity of repurchase agreements in the consolidated balance sheets as of December 31, 2022 and December 31, 2021 is presented in the following tables.

	2022	2021
	Remaining Contractual Maturity of the Agreements
(In Thousands)	Overnight and Continuous	Overnight and Continuous
Repurchase Agreements:
State and political securities	$6,193	$7,871
Other debt securities	972	1,010
Total carrying value of collateral pledged	$7,165	$8,881

Total liability recognized for repurchase agreements	$5,153	$5,747

NOTE 11 - LONG-TERM BORROWINGS

The following represents outstanding long-term borrowings with the FHLB by contractual maturities at December 31, 2022 and 2021:

(In Thousands)		Weighted Average Interest Rate		Stated Interest Rate Range
Description	Maturity	2022	2021	From	To	2022	2021
Fixed	2022	—%	2.24%	1.98%	2.56%	$—	$23,000
Fixed	2023	2.60%	2.60%	1.84%	3.10%	25,000	25,000
Fixed	2024	2.24%	2.24%	1.50%	2.96%	40,000	40,000
Fixed	2025	1.62%	1.62%	1.14%	1.88%	30,000	30,000
Total Fixed		2.14%	2.32%			95,000	118,000
Total		2.14%	2.32%			$95,000	$118,000

(In Thousands) Year Ending December 31,	Amount	Weighted Average Rate
2023	$25,000	2.60%
2024	40,000	2.24%
2025	30,000	1.62%
	$95,000	2.14%

The Banks maintain a credit arrangement which includes a revolving line of credit with the FHLB.  Under this credit arrangement, at December 31, 2022, JSSB has a remaining borrowing capacity of $271,247,000 and Luzerne has a remaining capacity of $199,553,000, which are subject to annual renewal and typically incur no service charges.  Under terms of a blanket agreement, collateral for the FHLB borrowings must be secured by certain qualifying assets of each Bank which consist principally of first mortgage loans and state and political securities, along with other securities. Total outstanding letters of credit at December 31, 2022 with the FHLB for JSSB are $39,100,000 while Luzerne has $0 outstanding.

NOTE 12 - INCOME TAXES

The following temporary differences gave rise to the net deferred tax asset position at December 31, 2022 and 2021:

(In Thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$3,314	$2,997
Deferred compensation	1,788	1,655
Lease liability	2,203	2,324
Fair value adjustment on equity securities	40	—
Unrealized loss on available for sale securities	2,610	9
Non-qualified Stock Options	883	—
Capital loss carryforward	380	211
Other	202	961
Total	11,420	8,157
Deferred tax liabilities:
Lease right of use asset	2,028	2,203
Defined pension	914	872
Unrealized gain on available for sale securities	—	630
Investment security accretion	177	118
Deferred loan fees and discounts	135	63
Depreciation	481	533
Amortization	437	581
Valuation allowance	380	211
Total	4,552	5,211
Deferred tax asset, net	$6,868	$2,946

A valuation allowance was established on the $1,003,000 of capital loss carryforwards in 2021. The valuation allowance was increased by $807,000 to a total of $1,810,000 due to additional capital losses resulting when the Corporation's federal tax return was filed in October of 2022. There were no other valuation allowances established at December 31, 2021, because of the Corporation’s ability to carry back losses to recover taxes paid in previous years and certain tax strategies, together with the anticipated future taxable income as evidenced by the Corporation’s earning potential. The Corporation is no longer subject to federal, state, and local examinations by tax authorities for years before 2019.

The provision or benefit for income taxes is comprised of the following for the year ended December 31, 2022, 2021, and 2020:

(In Thousands)	2022	2021	2020
Currently payable	$4,671	$4,153	$3,165
Deferred (benefit) expense	(508)	(359)	309
Total provision	$4,163	$3,794	$3,474

A reconciliation between the expected income tax or benefit and the effective income tax rate on income before income tax provision or benefit follows for the year ended December 31, 2022, 2021, and 2020:

	2022		2021		2020
(In Thousands)	Amount	%	Amount	%	Amount	%
Provision at expected rate	$4,532	21.00%	$4,167	21.00%	$3,927	21.00%
(Decrease) increase in tax resulting from:
Tax-exempt income	(516)	(2.39)	(520)	(2.62)	(475)	(2.54)
Other, net	147	0.68	147	0.74	22	0.12
Effective income tax provision and rate	$4,163	19.29%	$3,794	19.12%	$3,474	18.58%

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

The following table sets forth the obligation and funded status as of December 31, 2022 and 2021:

(In Thousands)	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$21,923	$23,553
Interest cost	553	509
Actuarial (gain) loss	(209)	(269)
Benefits paid	(904)	(896)
Change in actuarial assumptions	(4,819)	(974)
Benefit obligation at end of year	$16,544	$21,923

Change in plan assets:
Fair value of plan assets at beginning of year	$26,073	$23,484
Actual return on plan assets	(4,272)	2,785
Employer contribution	—	700
Benefits paid	(904)	(896)
Adjustment to fair value of plan assets	(3)	—
Fair value of plan assets at end of year	20,894	26,073
Funded status	$4,350	$4,150

Accounts recognized on balance sheet as:
Total assets	$4,350	$4,150

Amounts not yet recognized as a component of net periodic pension cost:
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net loss	$5,240	$4,412

The accumulated benefit obligation for the Plan was $16,543,000 and $21,923,000 at December 31, 2022 and 2021, respectively.

Components of Net Periodic Cost and Other Amounts Recognized in Other Comprehensive Income (Loss) as of December 31, 2022, 2021, and 2020 are as follows:

(In Thousands)	2022	2021	2020
Net periodic pension cost:
Interest cost	$553	$509	$641
Expected return on plan assets	(1,652)	(1,542)	(1,274)
Amortization of unrecognized net loss	69	186	185
Net periodic (benefit) cost	$(1,030)	$(847)	$(448)

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31, 2022, 2021, and 2020:

	2022	2021	2020
Discount rate	4.93%	2.61%	2.24%
Rate of compensation increase	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic cost for years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Discount rate	2.61%	2.24%	3.04%
Expected long-term return on plan assets	7.00%	7.00%	7.00%

The expected long-term rate of return was estimated using market benchmarks by which the plan assets would outperform the market value in the future, based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on similar investments compared to past periods.

Plan Assets

The Plan’s weighted-average asset allocations at December 31, 2022 and 2021 by asset category are as follows:

Asset Category	2022	2021
Cash	4.84%	5.09%
Fixed income securities	15.05%	12.29%
Equity	66.36%	68.76%
Inflation Hedges/Real Assets	3.92%	5.23%
Hedged Strategies	9.83%	8.63%
Total	100.00%	100.00%

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

The following table sets forth by level, within the fair value hierarchy detailed in Note 21 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2022 and 2021:

	2022
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$1,012	$—	$—	$1,012
Mutual funds - taxable fixed income	3,144	—	—	3,144
Mutual funds - domestic equity	8,393	—	—	8,393
Mutual funds - international equity	5,472	—	—	5,472
Inflation Hedges/Real Assets	819	—	—	819
Hedged Strategies	2,054	—	—	2,054
Total assets at fair value	$20,894	$—	$—	$20,894

	2021
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$1,326	$—	$—	$1,326
Mutual funds - taxable fixed income	3,205	—	—	3,205
Mutual funds - domestic equity	11,422	—	—	11,422
Mutual funds - international equity	6,505	—	—	6,505
Inflation Hedges/Real Assets	1,364	—	—	1,364
Hedged Strategies	2,251	—	—	2,251
Total assets at fair value	$26,073	$—	$—	$26,073

The following future benefit payments are expected to be paid:

(In Thousands)
2023	$1,063
2024	1,067
2025	1,120
2026	1,179
2027	1,193
2028-2032	6,002
$11,624

The Corporation does not expect to contribute to its Pension Plan in 2023.

401(k) Savings Plan

The Corporation also offers a 401(k) savings plan in which eligible participating employees may elect to contribute up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k), 404, and 415.  The Corporation may make matching contributions equal to a discretionary percentage that is determined by the Board of Directors.  Participants are at all times fully vested in their contributions and vest over a period of five years regarding the employer contribution.  Contribution expense was approximately $548,000, $500,000, and $502,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

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

To fund benefits under the deferred compensation plan, the Corporation has acquired bank-owned life insurance policies on the lives of the participating directors for which insurance benefits are payable to the Corporation. The Corporation incurred expenses related to the plan of $588,000, $463,000, and $431,000 for the years ended December 31, 2022, 2021, and 2020, respectively.  Benefits paid under the plan were approximately $267,000, $57,000, and $57,000 in 2022, 2021, and 2020, respectively.

NOTE 14 - STOCK OPTIONS

In 2020, the Corporation adopted the 2020 Equity Incentive Plan which replaced the 2014 Equity Incentive Plan. The Equity Incentive Plans are designed to help the Corporation attract, retain, and motivate employees and non-employee directors. Incentive stock options, non-qualified stock options, and restricted stock may be granted as part of the plan.

A summary of stock option activity for the year ended December 31, 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,034,525	$27.23	7.48	$—
Granted	234,000	24.10	9.05
Cash Settlement	(346,725)	30.07
Forfeited	(7,800)	28.37
Expired	—	—
Outstanding at December 31, 2022	914,000	$25.34	7.71	$1,455,000

Options exercisable at December 31, 2022	105,600	$28.01	6.11	$—

On December 31, 2022, a total of 914,000 options were outstanding. Outstanding options at December 31, 2022 and the related vesting schedules are summarized below:

Stock Options Granted
Date	Shares	Forfeited	Cash Settlement	Outstanding	Strike Price	Vesting Period	Expiration
January 18, 2022	156,000	—	—	156,000	$24.10	3 years	10 years
January 18, 2022	78,000	—	—	78,000	24.10	5 years	10 years
April 9, 2021	156,500	—	—	156,500	24.23	3 years	10 years
April 9, 2021	78,000	—	—	78,000	24.23	5 years	10 years
March 11, 2020	119,300	—	—	119,300	25.34	3 years	10 years
March 11, 2020	119,200	—	—	119,200	25.34	5 years	10 years
March 15, 2019	120,900	(18,300)	—	102,600	28.01	3 years	10 years
March 15, 2019	119,100	(17,700)	—	101,400	28.01	5 years	10 years
August 27, 2015	58,125	(26,250)	(28,875)	3,000	28.02	5 years	10 years

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during 2022, 2021, and 2020:

	2022	2021	2020
Risk-free interest rate	1.23%	0.82%	1.32%
Expected volatility	33.50%	36.56%	28.29%
Expected annual dividend	$1.28	$1.28	$1.28
Expected life	6.84 years	6.84 years	7.00 years
Weighted average grant date fair value per option	$4.28	$4.72	$3.80

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

For the years ended December 31, 2022, 2021, and 2020 there was $1,231,000, $960,000, and $854,000 in total share-based compensation expense, respectively. There was additional compensation expense of $183,000 (after-tax $145,000) associated with the voluntary cash settlement of 346,725 outstanding stock options that occurred in June of 2022. The compensation expense is recorded as part of the non-interest expenses in the Consolidated Statement of Income.

As of December 31, 2022, total unrecognized compensation costs related to non-vested options was $1,615,000 which is expected to be recognized over a period of 2.34 years. Exercisable stock awards at December 31, 2022 were 105,600 with a weighted average remaining exercisable contractual life of 6.11 years.

NOTE 15 - EMPLOYEE STOCK PURCHASE PLAN

The Corporation maintains the Penns Woods Bancorp, Inc. Employee Stock Purchase Plan (“Plan”). The Plan is intended to encourage employee participation in the ownership and economic progress of the Corporation. The Plan allows for up to 1,500,000 shares to be purchased by employees.  The purchase price of the shares is 95% of fair value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in fair value annually. There were 3,617, 3,850 and 3,972 shares issued under the plan for the years ended December 31, 2022, 2021 and 2020 respectively.

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

A summary of loan activity with executive officers, directors, principal shareholders, and associates of such persons is listed below for the years ended December 31, 2022 and 2021:

(In Thousands)	Beginning Balance	New Loans	Other	Repayments	Ending Balance
2021	$16,246	$10,546	$(3,177)	$(11,249)	$12,366
2022	12,366	10,651	(5,266)	(6,206)	11,545

Loan balances that are no longer considered part of a related party relationship are shown as other activity.

Deposits from related parties held by the Banks amounted to $19,694,000 at December 31, 2022 and $27,669,000 at December 31, 2021.

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

Financial instruments whose contract amounts represent credit risk are as follows at December 31, 2022 and 2021:

(In Thousands)	2022	2021
Commitments to extend credit	$169,365	$184,364
Standby letters of credit	9,915	7,027
Credit exposure from the sale of assets with recourse	7,358	10,248

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

As of December 31, 2022 and 2021, the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be classified as a well capitalized financial institution, common equity tier I risk-based, tier I risked-based, total risk-based, and tier I leverage capital ratios must be at least 6.5%, 8%, 10%, and 5%, respectively.

The Corporation’s and the Banks' actual capital ratios (using the definitions from the prompt corrective action rules) are presented in the following tables, which shows that the Corporation and both Banks met all regulatory capital requirements.

Consolidated Corporation

	2022		2021
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$165,346	9.973%	$156,439	10.791%
For Capital Adequacy Purposes	74,607	4.500%	65,237	4.500%
Minimum To Maintain Capital Conservation Buffer	116,056	7.000%	101,480	7.000%
To Be Well Capitalized	107,766	6.500%	94,232	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$181,127	10.925%	$170,708	11.776%
For Capital Adequacy Purposes	132,633	8.000%	115,970	8.000%
Minimum To Maintain Capital Conservation Buffer	174,081	10.500%	152,211	10.500%
To Be Well Capitalized	165,791	10.000%	144,963	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$165,346	9.973%	$156,439	10.791%
For Capital Adequacy Purposes	99,476	6.000%	86,983	6.000%
Minimum To Maintain Capital Conservation Buffer	140,925	8.500%	123,226	8.500%
To Be Well Capitalized	132,635	8.000%	115,977	8.000%
Tier I Capital (to Average Assets)
Actual	$165,346	8.636%	$156,439	8.397%
For Capital Adequacy Purposes	76,585	4.000%	74,521	4.000%
To Be Well Capitalized	95,731	5.000%	93,152	5.000%

Jersey Shore State Bank

	2022		2021
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$119,783	9.781%	$110,682	10.337%
For Capital Adequacy Purposes	55,109	4.500%	48,183	4.500%
Minimum To Maintain Capital Conservation Buffer	85,725	7.000%	74,952	7.000%
To Be Well Capitalized	79,602	6.500%	69,598	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$131,379	10.728%	$121,094	11.309%
For Capital Adequacy Purposes	97,971	8.000%	85,662	8.000%
Minimum To Maintain Capital Conservation Buffer	128,587	10.500%	112,431	10.500%
To Be Well Capitalized	122,464	10.000%	107,078	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$119,783	9.781%	$110,682	10.337%
For Capital Adequacy Purposes	73,479	6.000%	64,244	6.000%
Minimum To Maintain Capital Conservation Buffer	104,095	8.500%	91,013	8.500%
To Be Well Capitalized	97,972	8.000%	85,659	8.000%
Tier I Capital (to Average Assets)
Actual	$119,783	8.383%	$110,682	8.326%
For Capital Adequacy Purposes	57,155	4.000%	53,174	4.000%
To Be Well Capitalized	71,444	5.000%	66,468	5.000%

Luzerne Bank

	2022		2021
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$43,364	9.877%	$42,291	11.164%
For Capital Adequacy Purposes	19,757	4.500%	17,047	4.500%
Minimum To Maintain Capital Conservation Buffer	30,733	7.000%	26,517	7.000%
To Be Well Capitalized	28,538	6.500%	24,623	6.500%
Total Capital (to Risk-weighted Assets)
Actual	$47,549	10.830%	$46,148	12.182%
For Capital Adequacy Purposes	35,124	8.000%	30,306	8.000%
Minimum To Maintain Capital Conservation Buffer	46,100	10.500%	39,776	10.500%
To Be Well Capitalized	43,905	10.000%	37,882	10.000%
Tier I Capital (to Risk-weighted Assets)
Actual	$43,364	9.877%	$42,291	11.164%
For Capital Adequacy Purposes	26,342	6.000%	22,729	6.000%
Minimum To Maintain Capital Conservation Buffer	37,318	8.500%	32,199	8.500%
To Be Well Capitalized	35,123	8.000%	30,305	8.000%
Tier I Capital (to Average Assets)
Actual	$43,364	8.260%	$42,291	7.537%
For Capital Adequacy Purposes	21,000	4.000%	22,444	4.000%
To Be Well Capitalized	26,249	5.000%	28,056	5.000%

NOTE 19 - REGULATORY RESTRICTIONS

The Pennsylvania Banking Code restricts the availability of capital funds for payment of dividends by all state-chartered banks. Accordingly, at December 31, 2022, the balance in the additional paid in capital account totaling $11,657,000 for JSSB and $42,214,000 for Luzerne is unavailable for dividends.

The Banks are subject to regulatory restrictions, which limit the ability to loan funds to Penns Woods Bancorp, Inc. At December 31, 2022, the regulatory lending limit amounted to approximately $26,839,000.

Cash and Due from Banks

JSSB and Luzerne had no reserve requirements by the district Federal Reserve Bank at December 31, 2022 or 2021; however, if they did they would be reported with cash and due from banks. The required reserves are computed by applying prescribed ratios to the classes of average deposit balances.  These are held in the form of cash on hand and a balance maintained directly with the Federal Reserve Bank.

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

The following table presents the assets reported on the balance sheet at their fair value on a recurring basis as of December 31, 2022 and 2021, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2022
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$2,896	$—	$2,896
Mortgage-backed securities	—	1,282	—	1,282
State and political securities	—	142,809	—	142,809
Other debt securities	—	46,686	—	46,686
Investment equity securities:
Other equity securities	1,142	—	—	1,142

	2021
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
Mortgage-backed securities	$—	$1,747	$—	$1,747
State and political securities	—	116,658	—	116,658
Other debt securities	—	48,005	—	48,005
Investment equity securities:
Other equity securities	1,288	—	—	1,288

The following table presents the assets reported on the balance sheet at their fair value on a non-recurring basis as of December 31, 2022 and 2021, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	2022
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$1,923	$1,923
Other real estate owned	—	—	83	83

	2021
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$2,360	$2,360
Other real estate owned	—	—	83	83

The following table provides a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of December 31, 2022 and 2021:

	2022
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$1,923	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (34)%	(14)%
Other real estate owned	$83	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%

	2021
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$2,360	Appraisal of collateral (1)	Appraisal adjustments (1)	0 to (34)%	(15)%
Other real estate owned	$83	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Corporation’s financial instruments not required to be measured or reported at fair value are as follows at December 31, 2022 and 2021:

			Fair Value Measurements at December 31, 2022
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Loans held for sale	$3,298	$3,298	$3,298	$—	$—
Loans, net	1,624,094	1,594,073	—	—	1,594,073

Financial liabilities:
Time deposits	$146,282	$137,559	$—	$—	$137,559
Short-term borrowings	153,349	153,349	153,349	—	—
Long-term borrowings	102,783	99,118	—	—	99,118

			Fair Value Measurements at December 31, 2021
(In Thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Financial assets:
Loans held for sale	$3,725	$3,725	$3,725	$—	$—
Loans, net	1,377,971	1,379,787	—	—	1,379,787

Financial liabilities:
Time deposits	$205,367	$204,512	$—	$—	$204,512
Short-term borrowings	5,747	5,747	5,747	—	—
Long-term borrowings	125,963	127,679	—	—	127,679

NOTE 22 - REVENUE RECOGNITION

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

Debit Card Fees

Interchange fees are one source of debit and credit card income that is comprised of an amount merchants pay card-issuing banks for the processing of their electronic transactions as a form of payment. ATM service charges, check card usage, and POS debit card transactions generate interchange and debit card income. Per Topic 606 interchange and debit card transaction fees are reported net of related network costs. See Note 1 - Recent Accounting Pronouncements. Prior to the adoption of Topic 606, non-interest expense included network costs. Interchange and debit card transaction fees at December 31, 2022, 2021, and 2020 are reported on a net basis of $1,464,000 $1,511,000, and $1,280,000, respectively. The below table compares gross interchange and debit card transaction fees net network costs for 2022, 2021, and 2020:

(In Thousands)	2022	2021	2020
Debit card transaction fees	$2,539	$2,684	$1,775
Other processing service fees	357	236	306
Gross interchange and card based transaction fees	2,896	2,920	2,081
Network costs	1,432	1,409	801
Net interchange and card based transaction fees	$1,464	$1,511	$1,280

NOTE 23 - LEASES

The following table shows finance lease right of use assets and finance lease liabilities as of December 31, 2022:

(In Thousands)	Statement of Financial Condition classification	December 31, 2022	December 31, 2021
Finance lease right of use assets	Premises and equipment, net	$7,006	$7,435
Finance lease liabilities	Long-term borrowings	7,783	7,963
The following table shows the components of finance and operating lease expense for the year ended December 31, 2022.

(In Thousands)	2022	2021	2020

Finance Lease Cost:
Amortization of right-of-use asset	$429	$474	$199
Interest expense	244	257	212
Operating lease cost	285	297	318
Total Lease Cost	$958	$1,028	$729

A maturity analysis of operating and finance lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

(In Thousands)	Operating	Finance
2023	$265	$421
2024	255	427
2025	257	929
2026	260	387
2027	268	388
2028 and thereafter	2,300	8,888
Total undiscounted cash flows	3,605	11,440
Discount on cash flows	(897)	(3,657)
Total lease liability	$2,708	$7,783
The following table shows the weighted average remaining lease term and weighted average discount rate for both operating and finance leases outstanding as of December 31, 2022.

	Operating	Finance
Weighted-average term (years)	17.01	23.44
Weighted-average discount rate	3.54%	3.20%

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A    CONTROLS AND PROCEDURES

The Corporation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer along with the Corporation’s President and Chief Financial Officer, conducted an evaluation of the effectiveness as of December 31, 2022 of the design and operation of the Corporation’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based upon that evaluation, the Corporation’s Chief Executive Officer along with the Corporation’s President and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2022.

There have been no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022. Management’s assessment did not identify any material weaknesses in the Corporation’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control-Integrated Framework" issued by COSO in May 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2022, the Corporation’s internal control over financial reporting was effective.

S.R. Snodgrass, P.C. (U.S. PCAOB Auditor Firm I.D.:74) an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K.

Date:	March 15, 2023	/s/ Richard A. Grafmyre	/s/ Brian L. Knepp
		Chief Executive Officer	President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Penns Woods Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Penns Woods Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021; the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $1.6 billion as of December 31, 2022, and the associated ALL was $15.6 million. As discussed in Notes 1 and 6 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio mix, trends in loan delinquencies and classified loans, collateral values, and concentrations of credit risk for the commercial loan portfolios.

We identified these qualitative adjustments within the ALL as critical audit matters because they involve a high degree of subjectivity. In turn, auditing management’s judgments regarding the qualitative factors applied in the ALL calculation involved a high degree of subjectivity.

How We Addressed the Matter in Our Audit

We gained an understanding of the Company’s process for establishing the ALL, including the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative adjustments to the ALL, as well as the reliability of the data utilized to support management’s assessment. We also tested the clerical accuracy of the formulas and information utilized in the calculations.

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL.

Allowance for Loan Losses (ALL) – Qualitative Factors

How We Addressed the Matter in Our Audit

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, and internal data points that support management’s assessment of the reserves, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports. Our testing considered both the directional consistency of the reserves as well as the overall magnitude of the adjustments.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

We have served as the Company’s auditor since 1999.

Cranberry Township, Pennsylvania
March 15, 2023

ITEM 9B    OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information appearing under the captions “The Board of Directors and its Committees,” “Election of Directors,” “Information as to Nominees and Directors,” “Delinquent Section 16(a) Reports,” “Principal Officers of the Corporation,” and “Certain Transactions” in the Corporation’s Proxy Statement for the Corporation’s 2023 annual meeting of shareholders (the “Proxy Statement”) is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following tables provide certain information regarding securities issued or issuable under the Corporation’s equity compensation plan as of December 31, 2022:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity plans (excluding securities reflected in first column)

Equity compensation plan approved by security holders	914,000	$25.34	281,500
Equity compensation plan not approved by security holders	—	—	—
Total	914,000	$25.34	281,500

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

(b) Exhibits:

(3)(i)	Articles of Incorporation of the Registrant, as presently in effect.
(3)(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).
(4)(i)	Description of Capital Securities.
(10)(i)	Form of First Amendment to the Jersey Shore State Bank Amendment and Restatement of the Director Fee Agreement, dated as of October 1, 2004 (incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on June 29, 2006).
(10)(ii)	Amended and Restated Employment Agreement, dated as of March 9,2021, between Penns Woods Bancorp, Inc. and Richard A. Grafmyre (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 10, 2021).
(10)(iii)	Amended and Restated Employment Agreement, dated as of December 31, 2018, between Penns Woods Bancorp, Inc. and Brian L. Knepp (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 31, 2018).
(10)(iv)	Amendment to Employment Agreement, dated July 15, 2022, between Penns Woods Bancorp, Inc. and Richard A. Grafmyre (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on July 21, 2022).*
(10)(v)	Amendment to Employment Agreement, dated July 15, 2022, between Penns Woods Bancorp, Inc. and Brian L. Knepp (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on July 21, 2022).*
(10)(vi)	Employment Agreement, dated February 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Aron M. Carter (incorporated by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).*
(10)(vii)	Employment Agreement, dated February 1, 2014, among Penns Woods Bancorp, Inc., Jersey Shore State Bank and Michelle M. Karas (incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016).*
(10)(viii)
Supplemental Executive Retirement Plan dated as of September 25, 2020, effective September 1, 2020, between Jersey Shore State Bank and Brian Knepp (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 1, 2020).*

(10)(ix)
Supplemental Executive Retirement Plan dated as of September 25, 2020, effective September 1, 2020, between Jersey Shore State Bank and Aron Carter (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 1, 2020).*

(10)(x)	Penns Woods Bancorp, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant's definitive proxy statement filed on March 23, 2020).*
(10)(xi)	Penns Woods Bancorp, Inc. 2020 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Registrant's definitive proxy statement filed on March 23, 2020).*
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31)(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31)(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32)(i)	Section 1350 Certification of Chief Executive Officer.
(32)(ii)	Section 1350 Certification of Principal Financial Officer.
Exhibit 101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2022 and December 31, 2021; (ii) the Consolidated Statement of Income for the years ended December 31, 2022, 2021, and 2020; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021, and 2020; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2022, 2021, and 2020; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

* Denotes compensatory plan or arrangement.

EXHIBIT INDEX

(3)(i)	Articles of Incorporation of the Registrant, as presently in effect.
(4)(i)	Description of Capital Securities
(21)	Subsidiaries of the Registrant.
(23)	Consent of Independent Certified Public Accountants.
(31)(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
(31)(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Principal Financial Officer.
(32)(i)	Section 1350 Certification of Chief Executive Officer.
(32)(ii)	Section 1350 Certification of Principal Financial Officer.
Exhibit 101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at December 31, 2022 and December 31, 2021; (ii) the Consolidated Statement of Income for the years ended December 31, 2022, 2021, and 2020; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021, and 2020; (iv) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020; (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2022, 2021, and 2020; and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2023	PENNS WOODS BANCORP, INC.
/s/ Richard A. Grafmyre
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer and Director	March 15, 2023
(Principal Executive Officer)

/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 15, 2023

/s/ R. Edward Nestlerode, Jr.
R. Edward Nestlerode, Jr., Chairman of the Board	March 15, 2023

/s/ Daniel K. Brewer
Daniel K. Brewer, Director	March 15, 2023

/s/ Michael J. Casale, Jr.
Michael J. Casale, Jr., Director	March 15, 2023

/s/ William J. Edwards
William J. Edwards, Director	March 15, 2023

/s/ James M. Furey, II
James M. Furey, II, Director	March 15, 2023

/s/ D. Michael Hawbaker
D. Michael Hawbaker, Director	March 15, 2023

/s/ Cameron W. Kephart
Cameron W. Kephart, Director	March 15, 2023

/s/ Leroy H. Keiler, III
Leroy H. Keiler, III, Director	March 15, 2023

/s/ Charles E. Kranich, II
Charles E. Kranich, III, Director	March 15, 2023

/s/ Robert Q. Miller
Robert Q. Miller, Director	March 15, 2023

/s/ John G. Nackley
John G. Nackley, Director	March 15, 2023

/s/ Jill F. Schwartz
Jill F. Schwartz, Director	March 15, 2023