Form 10-Q
period 2023-03-31
PENNS WOODS BANCORP INC
filed 2023-05-15
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2023.

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
On May 1, 2023 there were 7,062,943 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
(In Thousands, Except Share And Per Share Data)	2023	2022
ASSETS:
Noninterest-bearing balances	$31,701	$27,390
Interest-bearing balances in other financial institutions	9,945	12,943
Total cash and cash equivalents	41,646	40,333

Investment debt securities, available for sale, at fair value	197,190	193,673
Investment equity securities, at fair value	1,163	1,142
Restricted investment in bank stock	18,656	19,171
Loans held for sale	1,705	3,298
Loans	1,700,023	1,639,731
Allowance for credit losses	(11,734)	(15,637)
Loans, net	1,688,289	1,624,094
Premises and equipment, net	31,602	31,844
Accrued interest receivable	9,357	9,481
Bank-owned life insurance	33,359	34,452
Investment in limited partnerships	8,529	8,656
Goodwill	16,450	16,450
Intangibles	292	327
Operating lease right-of-use asset	2,635	2,651
Deferred tax asset	5,741	6,868
Other assets	8,529	7,640
TOTAL ASSETS	$2,065,143	$2,000,080

LIABILITIES:
Interest-bearing deposits	$1,136,483	$1,037,397
Noninterest-bearing deposits	502,352	519,063
Total deposits	1,638,835	1,556,460

Short-term borrowings	97,102	153,349
Long-term borrowings	132,738	102,783
Accrued interest payable	1,172	603
Operating lease liability	2,690	2,708
Other liabilities	18,636	16,512
TOTAL LIABILITIES	1,891,173	1,832,415

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $5.55, 22,500,000 shares authorized; 7,570,086 and 7,566,810 shares issued; 7,059,861 and 7,056,585 outstanding	42,057	42,039
Additional paid-in capital	54,572	54,252
Retained earnings	102,194	98,147
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(7,928)	(9,819)
Defined benefit plan	(4,110)	(4,139)
Treasury stock at cost, 510,225 and 510,225	(12,815)	(12,815)
TOTAL SHAREHOLDERS' EQUITY	173,970	167,665
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,065,143	$2,000,080

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Share And Per Share Data)	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$18,005	$13,038
Investment securities:
Taxable	1,218	737
Tax-exempt	178	164
Dividend and other interest income	463	336
TOTAL INTEREST AND DIVIDEND INCOME	19,864	14,275
INTEREST EXPENSE:
Deposits	3,372	788
Short-term borrowings	1,440	1
Long-term borrowings	754	633
TOTAL INTEREST EXPENSE	5,566	1,422
NET INTEREST INCOME	14,298	12,853
PROVISION FOR CREDIT LOSSES	71	150
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	14,227	12,703
NON-INTEREST INCOME:
Service charges	496	495
Net debt securities losses, available for sale	(61)	(2)
Net equity securities gains (losses)	21	(59)
Bank-owned life insurance	556	170
Gain on sale of loans	231	345
Insurance commissions	165	170
Brokerage commissions	165	200
Loan broker commissions	170	541
Debit card income	335	345
Other	179	207
TOTAL NON-INTEREST INCOME	2,257	2,412
NON-INTEREST EXPENSE:
Salaries and employee benefits	6,176	6,264
Occupancy	866	910
Furniture and equipment	846	892
Software amortization	183	253
Pennsylvania shares tax	248	389
Professional fees	688	538
Federal Deposit Insurance Corporation deposit insurance	245	202
Marketing	155	64
Intangible amortization	35	43
Other	1,456	1,452
TOTAL NON-INTEREST EXPENSE	10,898	11,007
INCOME BEFORE INCOME TAX PROVISION	5,586	4,108
INCOME TAX PROVISION	928	676
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS'	$4,658	$3,432
EARNINGS PER SHARE - BASIC	$0.66	$0.49
EARNINGS PER SHARE - DILUTED	$0.64	$0.49
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,058,397	7,072,575
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,334,197	7,072,575
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2023	2022
Net Income	$4,658	$3,432
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities	2,333	(6,897)
Tax effect	(490)	1,448
Net realized loss on available for sale securities included in net income	61	2
Tax effect	(13)	—
Amortization of unrecognized pension loss	37	17
Tax effect	(8)	(4)
Total other comprehensive income (loss)	1,920	(5,434)
Comprehensive income (loss)	$6,578	$(2,002)

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2022	7,566,810	$42,039	$54,252	$98,147	$(13,958)	$(12,815)	$167,665
Cumulative effect of adoption of ASU 2016-13				1,647			1,647
Net income				4,658			4,658
Other comprehensive income					1,920		1,920
Stock-based compensation			253				253
Dividends declared ($0.32 per share)				(2,258)			(2,258)
Common shares issued for employee stock purchase plan	854	5	16				21
Director Compensation Plan	2,422	13	51				64
Balance, March 31, 2023	7,570,086	$42,057	$54,572	$102,194	$(12,038)	$(12,815)	$173,970

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2021	7,550,272	$41,945	$53,795	$89,761	$(1,112)	$(12,115)	$172,274
Net income				3,432			3,432
Other comprehensive loss					(5,434)		(5,434)
Stock-based compensation			315				315
Dividends declared ($0.32 per share)				(2,265)			(2,265)
Common shares issued for employee stock purchase plan	880	5	16				21
Director Compensation Plan	3,415	19	65				84
Balance, March 31, 2022	7,554,567	$41,969	$54,191	$90,928	$(6,546)	$(12,115)	$168,427

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2023	2022
OPERATING ACTIVITIES:
Net Income	$4,658	$3,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	807	948
Write down of leasehold improvements	—	254
Amortization of intangible assets	35	43
Provision for credit losses	71	150
Stock based compensation	253	315
Accretion and amortization of investment security discounts and premiums	162	343
Net securities losses, available for sale	61	2
Originations of loans held for sale	(6,187)	(9,140)
Proceeds of loans held for sale	8,011	11,850
Gain on sale of loans	(231)	(345)
Net equity securities (gains) losses	(21)	59
Security trades payable	—	1,290
Earnings on bank-owned life insurance	(556)	(170)
Decrease (increase) in deferred tax asset	624	(175)
Other, net	3,419	(1,766)
Net cash provided by operating activities	11,106	7,090
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	12,913	90
Proceeds from calls and maturities of available for sale securities	2,120	920
Purchases of available for sale securities	(16,379)	(16,251)
Net increase in loans	(64,266)	(14,175)
Acquisition of premises and equipment	(255)	(92)
Purchase of bank-owned life insurance	(6)	(18)
Proceeds from bank-owned life insurance death benefit	1,655	2
Investment in limited partnership	—	(123)
Proceeds from redemption of regulatory stock	6,749	1,674
Purchases of regulatory stock	(6,234)	(938)
Net cash used for investing activities	(63,703)	(28,911)
FINANCING ACTIVITIES:
Net increase (decrease) in interest-bearing deposits	99,086	(28,690)
Net (decrease) increase in noninterest-bearing deposits	(16,711)	19,770
Proceeds from long-term borrowings	35,000	—
Repayment of long-term borrowings	(5,000)	(13,000)
Net (decrease) increase in short-term borrowings	(56,247)	887
Finance lease principal payments	(45)	(45)
Dividends paid	(2,258)	(2,265)
Issuance of common stock	85	105
Net cash provided by (used for) financing activities	53,910	(23,238)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,313	(45,059)
CASH AND CASH EQUIVALENTS, BEGINNING	40,333	263,862
CASH AND CASH EQUIVALENTS, ENDING	$41,646	$218,803

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$4,997	$1,602
Income taxes paid	7	10
Non-cash investing and financing activities:
Transfer of loans to foreclosed real estate	—	53

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

The interim financial statements are unaudited, but in the opinion of management reflect all adjustments necessary for the fair presentation of results for such periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In reference to the attached financial statements, all adjustments are of a normal recurring nature pursuant to Rule 10-01(b) (8) of Regulation S-X.

CECL Adoption and Updated Significant Accounting Policy
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology, and is referred to as CECL. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loans and HTM debt securities. It also applies to off-balance sheet (“OBS”) credit exposures (loan commitments, standby letters of credit, financial guarantees, and other similar instruments.

The Company adopted CECL using the modified retrospective method for all financial assets measured at amortized cost, net of investments in leases and OBS credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL, while prior period results are reported in accordance with the previously applicable incurred loss methodology. The Company recorded an overall decrease of $3,789,000 to the Allowance for Credit Losses (“ACL”) on January 1, 2023 as a result of the adoption of CECL with an associated increase to retained earnings of $2,993,000 and decrease to deferred tax assets of $796,000. The Company also recorded a liability of $1,703,000 for OBS credit exposures that resulted in a decrease to retained earnings of $1,346,000 and an increase to deferred tax assets of $357,000.

Allowance for Credit Losses: The discussion that follows describes the methodology for determining the ACL under the CECL model that was adopted effective January 1, 2023. The allowance methodology for prior periods is disclosed in the Company’s 2022 Annual Report on Form 10-K.

The Company has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

Loans: The ACL for loans is an estimate of the expected losses to be realized over the life of the loans in the portfolio. The ACL is determined for two distinct categories of loans: 1) loans evaluated collectively for expected credit losses and 2) loans evaluated individually for expected credit losses. The ACL also includes certain qualitative adjustments to the CECL model.

Loans Evaluated Collectively: Management believes that internal credit ratings are the most relevant credit quality indicator for these types of loans, however; the Company does not assign internal credit ratings to smaller balance, homogeneous loans, such as home equity, residential mortgage, and consumer automobile loans. For these loans, the most relevant credit quality indicator is delinquency status and management evaluates credit quality based on the aging status of the loan. In order to determine the ACL:

•	Loans aggregated into pools based on similar risk characteristics.

•	The probability of default "PD" and loss given default rate "LGD" CECL model components are determined based on loss estimates driven by historical experience at the input level.

•	The PD model component uses "through the economic cycle transition" matrices based on the Company's historical loan and transaction data across each pool of loans.

•	The LGD model component calculates a lifetime LGD estimate across each pool of loans utilizing a nonparametric loss curve modeling approach.

•	Reasonable and supportable forecasts are incorporated into the PD model component.

•	Cash flow assumptions are established for each loan using maturity date, amortization schedule and interest rate.

•	A constant prepayment rate is calculated for each loan pool in the CECL model.
Loans Evaluated Individually: Loans evaluated individually for expected credit losses include loans determined to be collateral-dependant.

Loans evaluated individually may have specific allocations assigned. For loans measured using the fair value of collateral, if the analysis determines that sufficient collateral value would be available for repayment of the debt, then no allocations would be assigned to those loans. Collateral could be in the form of real estate or business assets, such as accounts receivable or inventory, in the case of commercial and industrial loans.

For loans secured by real estate, estimated fair values are determined through appraisals performed by third-party appraisers or third party evaluations for commercial real estate loans and our internal appraisal department for 1-4 family real estate secured loans, discounted to arrive at expected net sale proceeds. For collateral dependent loans, estimated real estate fair values are also net of estimated selling costs. When a real estate secured loan is impaired, a decision is made regarding whether an updated appraisal of the real estate is necessary. This decision is based on various considerations, including: the age of the most recent appraisal; the loan-to-value ratio based on the original appraisal; the condition of the property; the Company’s experience and knowledge of the real estate market; the purpose of the loan; market factors; payment status; the strength of any guarantors; and the existence and age of other indications of value such as broker price opinions, among others. The Company generally obtains updated evaluations for collateral dependent loans secured predominantly by real estate every 12 months.

When updated evaluations are not obtained for loans secured by real estate, fair values are estimated based on the original appraisal values, as long as the original appraisal indicated an acceptable loan-to-value position and there has not been a significant deterioration in the collateral value since the original appraisal was performed.

Management regularly reviews loans in the portfolio to assess credit quality indicators and to determine appropriate loan classification. For commercial loans, commercial mortgages and construction loans to commercial borrowers, an internal credit rating process is used. The Company believes that internal credit ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal credit rating categories is a significant component of the ACL methodology for these loans, which bases the PD on this migration. Assigning credit ratings involves judgment. Credit ratings may be changed based on ongoing monitoring procedures, or if specific loan review assessments identify a deterioration or an improvement in the loan.

The following is a summary of the Company's internal credit rating categories:

•	Pass: These loans do not currently pose undue credit risk and can range from the highest to average quality, depending on the degree of potential risk.

•
Special Mention: These loans have a heightened credit risk, but not to the point of justifying a classification of Substandard. Loans in this category are currently acceptable, but are nevertheless potentially weak.

•	Substandard or Lower: There exists a well-defined weakness or weaknesses that jeopardize the normal repayment of the debt.

The allocation of the ACL is reviewed to evaluate its appropriateness in relation to the overall risk profile of the loan portfolio. The Company considers risk factors such as: local and national economic conditions; trends in delinquencies and non-accrual loans; the diversity of borrower industry types; and the composition of the portfolio by loan type.

Qualitative and Other Adjustments to ACL: In addition to the quantitative credit loss estimates for loans evaluated collectively, qualitative factors that may not be fully captured in the quantitative results are also evaluated. These include changes in lending policy, volume of the portfolio, economy conditions, credit concentrations, level of problem loans, loan review, collateral value, and experience of credit staff. Qualitative adjustments are judgmental and are based on Management’s knowledge of the portfolio and the markets in which the Company operates. Qualitative adjustments are evaluated and approved on a quarterly basis.

OBS Credit Exposures: The ACL for OBS credit exposures is recorded in other liabilities on the consolidated balance sheet. This ACL represents management’s estimate of expected losses in its unfunded loan commitments and other OBS credit exposures, such as letters of credit and credit recourse on sold residential mortgage loans. The ACL specific to unfunded commitments is determined by estimating future draws and applying the expected loss rates on those draws. Future draws are based on historical averages of utilization rates (i.e., the likelihood of draws taken). The ACL for OBS credit exposures is increased or decreased by charges or reductions to expense, through the provision for credit losses.

The impact from the adoption of CECL is shown below:

	January 1, 2023
(In Thousands)	Pre-adoption	Adoption impact	As Reported
Assets
ACL on loans
Commercial, financial, and agricultural	$1,914	$2,656	$4,570
Real estate mortgage:
Residential	5,061	(3,893)	1,168
Commercial	6,110	(2,660)	3,450
Construction	188	(96)	92
Consumer automobile loans	1,617	240	1,857
Other consumer installment loans	109	602	711
Unallocated	638	(638)	—

Liabilities
ACL for unfunded commitments	143	1,703	1,846
	$15,780	$(2,086)	$13,694

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component shown net of tax and parenthesis indicating debits, as of March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(9,819)	$(4,139)	$(13,958)	$2,373	$(3,485)	$(1,112)
Other comprehensive income (loss) before reclassifications	1,843	—	1,843	(5,449)	—	(5,449)
Amounts reclassified from accumulated other comprehensive gain	48	29	77	2	13	15
Net current-period other comprehensive income (loss)	1,891	29	1,920	(5,447)	13	(5,434)
Ending balance	$(7,928)	$(4,110)	$(12,038)	$(3,074)	$(3,472)	$(6,546)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of March 31, 2023 and 2022 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three months ended March 31, 2023	Three months ended March 31, 2022
Net unrealized losses on available for sale securities	$(61)	$(2)	Net debt securities losses, available for sale
Income tax effect	13	—	Income tax provision
Total reclassifications for the period	$(48)	$(2)

Net unrecognized pension costs	$(37)	$(17)	Other non-interest expense
Income tax effect	8	4	Income tax provision
Total reclassifications for the period	$(29)	$(13)
Note 3.  Recent Accounting Pronouncements

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

Management has completed its implementation plan, segmentation and testing, and model validation. The implementation plan included drafting of additional controls and policies to govern data uploads to its third-party vendor, balancing and reconciling, testing and auditing of inputs, and review and decision-making surrounding segmentation, methodologies, qualitative factor adjustments, and reasonable and supportable forecasts and reversion techniques. Parallel runs were processed during 2022 and the results were consistent with management's expectations. The implementation plan is currently going through the Company's control structure and internal control testing is being performed.

As a result of adopting this standard, the Company recorded a decrease in its allowance effective January 1, 2023, of $2,086,000. As a result, the Company recorded a decrease in its loan allowance as of January 1, 2023, of $3,789,000; as well as an increase in its allowance for off-balance sheet credit exposures of $1,703,000. These estimates are subject to further refinements based on ongoing evaluations of our model, methodologies, and judgments, as well as prevailing economic conditions and forecasts as of the adoption date. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

At adoption, the Company did not have any securities classified as HTM debt securities. No allowance was recorded related to AFS debt securities at the date of adoption, January 1, 2023.

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

In March 2023, the FASB issued ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. ASU 2023-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. This Update is not expected to have a significant impact on the Company’s financial statements.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 1,003,000 stock options, with an average exercise price of $25.56, outstanding on March 31, 2023. A portion of these options were included, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $25.96 for the quarter being greater than the strike price. There were a total of 1,268,525 stock options, with an average exercise price of $26.65 that were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $24.24 being less than the strike price for the period ending March 31, 2022.

	Three Months Ended March 31,
	2023	2022
Weighted average common shares issued	7,568,622	7,552,800
Weighted average treasury stock shares	(510,225)	(480,225)
Weighted average common shares outstanding - basic	7,058,397	7,072,575
Dilutive effect of outstanding stock options	275,800	—
Weighted average common shares outstanding - diluted	7,334,197	7,072,575

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
U.S. Government and agency securities	$3,002	$—	$(82)	$2,920
Mortgage-backed securities	8,159	15	(222)	7,952
State and political securities	145,998	266	(6,572)	139,692
Other debt securities	50,066	4	(3,444)	46,626
Total debt securities	$207,225	$285	$(10,320)	$197,190

Investment equity securities:
Equity securities	$1,350	$—	$(187)	$1,163

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
U.S. Government and agency securities	$3,002	$—	$(106)	$2,896
Mortgage-backed securities	1,496	—	(214)	1,282
State and political securities	151,426	157	(8,774)	142,809
Other debt securities	50,178	58	(3,550)	46,686
Total debt securities	$206,102	$215	$(12,644)	$193,673

Investment equity securities:
Equity securities	$1,350	$—	$(208)	$1,142

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at March 31, 2023 and December 31, 2022.

	March 31, 2023
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
U.S. Government and agency securities	$2,446	$(56)	$474	$(26)	$2,920	$(82)
Mortgage-backed securities	5,139	(36)	1,297	(186)	6,436	(222)
State and political securities	53,390	(1,264)	72,923	(5,308)	126,313	(6,572)
Other debt securities	5,332	(89)	40,190	(3,355)	45,522	(3,444)
Total debt securities	$66,307	$(1,445)	$114,884	$(8,875)	$181,191	$(10,320)

	December 31, 2022
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
U.S. Government and agency securities	$2,896	$(106)	$—	$—	$2,896	$(106)
Mortgage-backed securities	—	—	1,282	(214)	1,282	(214)
State and political securities	95,444	(4,797)	36,283	(3,977)	131,727	(8,774)
Other debt securities	16,896	(664)	25,144	(2,886)	42,040	(3,550)
Total debt securities	$115,236	$(5,567)	$62,709	$(7,077)	$177,945	$(12,644)

At March 31, 2023, there were a total of 70 securities in a continuous unrealized loss position for less than twelve months and 165 individual securities that were in a continuous unrealized loss position for twelve months or greater. No credit losses occurred for the period ending March 31, 2023.

The Company reviews its position quarterly and has determined that, at March 31, 2023, the declines outlined in the above table represent temporary non-credit declines and the Company does not intend to sell, and does not believe it will be required to sell, these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not credit-related but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$30,883	$30,393
Due after one year to five years	102,687	97,428
Due after five years to ten years	65,362	61,218
Due after ten years	8,293	8,151
Total	$207,225	$197,190

Total gross proceeds from sales of debt securities available for sale for the three months ended March 31, 2023 was $12,913,000, compared to $90,000 for the corresponding 2022 period.

The following table represents gross realized gains and losses from the sales of debt securities available for sale:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Available for sale (AFS):
Gross realized gains:
State and political securities	$54	$1

Gross realized losses:
State and political securities	$(115)	$(3)

Investment securities with a carrying value of approximately $149,415,000 and $154,946,000 at March 31, 2023 and December 31, 2022, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At March 31, 2023 and December 31, 2022, we had $1,163,000 and $1,142,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Net gains (losses) recognized in equity securities during the period	$21	$(59)
Less: Net gains realized on the sale of equity securities during the period	—	—
Unrealized gains (losses) recognized in equity securities held at reporting date	$21	$(59)

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

The following table presents the related aging categories of loans, by class, as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Past Due			Past Due 90
	30 To 89			Days Or More
(In Thousands)	Days	Current	Total	& Still Accruing
Commercial, financial, and agricultural	$261	$200,171	$200,432	$—
Real estate mortgage:
Residential	5,068	717,710	723,932	1,154
Commercial	914	507,190	509,466	1,362
Construction	472	46,617	47,121	32
Consumer automobile loans	1,121	206,482	207,747	144
Other consumer installment loans	157	10,239	10,400	4
	$7,993	$1,688,409	1,699,098	$2,696
Net deferred loan fees and discounts			925
Allowance for credit losses			(11,734)
Loans, net			$1,688,289

	December 31, 2022
	Past Due	Past Due 90
	30 To 89	Days Or More	Non-
(In Thousands)	Days	& Still Accruing	Accrual	Current	Total
Commercial, financial, and agricultural	$94	$—	$432	$189,935	$190,461
Real estate mortgage:
Residential	5,472	1,120	524	701,093	708,209
Commercial	2,564	60	2,659	495,349	500,632
Construction	511	—	—	42,797	43,308
Consumer automobile loans	2,089	80	—	183,943	186,112
Other consumer installment loans	152	15	—	10,194	10,361
	$10,882	$1,275	$3,615	$1,623,311	1,639,083
Net deferred loan fees and discounts					648
Allowance for loan losses					(15,637)
Loans, net					$1,624,094

The Allowance for Credit Losses ("ACL") related to loans consists of loans evaluated collectively and individually for expected credit losses. The ACL related to loans represents an estimate of expected credit losses over the expected life of the loans as of the balance sheet date and is recorded as a reduction to net loans. The ACL for off balance sheet credit exposure includes estimated losses on unfunded loan commitments, letters of credit and other off balance sheet credit exposures and is recorded in other liabilities. The total ACL is increased by charges to expense, through the provision for credit losses, and decreased by charge-offs, net of recoveries.

The following table presents the components of the ACL as of March 31, 2023:

March 31,
(In Thousands)	2023
ACL - loans	$11,734
ACL - off balance sheet credit exposure	1,920
Total ACL	$13,654

Non-accrual Loans

	March 31, 2023			December 31, 2022
	Non-accrual Loans
(In Thousands)	With a Related ACL	Without a Related ACL	Total	Total Non-accrual loans
Commercial, financial, and agricultural	$456	$—	$456	$432
Real estate mortgage:
Residential	510	—	510	524
Commercial	248	2,337	2,585	2,659
Construction	—	—	—	—
Consumer automobile	—	—	—	—
Other consumer installment loans	—	—	—	—
	$1,214	$2,337	$3,551	$3,615

Total interest income recorded on non-accrual loans at March 31, 2023 totaled $32,000.

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of December 31, 2022:

	December 31, 2022
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$295	$295	$—
Real estate mortgage:
Residential	3,388	3,388	—
Commercial	2,588	2,588	—
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	6,271	6,271	—
With an allowance recorded:
Commercial, financial, and agricultural	403	403	4
Real estate mortgage:
Residential	933	933	111
Commercial	3,607	3,607	827
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	19	—	19
	4,962	4,943	961
Total:
Commercial, financial, and agricultural	698	698	4
Real estate mortgage:
Residential	4,321	4,321	111
Commercial	6,195	6,195	827
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	19	—	19
	$11,233	$11,214	$961

The following table presents outstanding loan balances of collateral-dependent loans by class as of March 31, 2023:

(In Thousands)	Real estate	Other*	Unsecured**
Real estate mortgage:
Residential	$525	$—	$—
Commercial	154	1,225	332
Total	$679	$1,225	$332
* 90% of loan balances guaranteed by USDA remaining 10% is unsecured
** Loan considered unsecured due to lien position on property

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended March 31, 2022:

	Three Months Ended March 31,
	2022
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$853	$5	$—
Real estate mortgage:
Residential	4,944	46	—
Commercial	7,757	52	—
Construction	85	1	—
Consumer automobile	—	—	—
Other consumer installment loans	20	—	—
	$13,659	$104	$—

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

There were no loan modifications considered to be TDRs completed during the three months ended March 31, 2023 and 2022.

There were no loan modification considered to be a TDR made during the twelve months prior to March 31, 2023 that defaulted during the three months ended March 31, 2023. There was one loan modifications considered to be a TDR made during the twelve months previous to March 31, 2022 that defaulted during the three months ended March 31, 2022. The defaulted loan type and recorded investments at March 31, 2022 were as follows: one residential real estate loan with a recorded investment of $400,000.

Troubled debt restructurings amounted to $7,328,000 and $7,468,000 as of March 31, 2023 and December 31, 2022, respectively.

The amount of foreclosed residential real estate held at March 31, 2023 and December 31, 2022, totaled $846,000 and $950,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2023 and December 31, 2022, totaled $722,000 and $890,000, respectively.

Internal Credit Ratings

Management uses a ten point internal credit rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The special mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a substandard classification. Loans in the substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are evaluated for substandard classification.  Loans in the doubtful category exhibit the same weaknesses found in the substandard loans; however, the weaknesses are more pronounced.  Such loans are static and collection in full is improbable.  However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.  Loans classified as loss are considered uncollectible and charge-off is imminent.

To help ensure that credit ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Banks have a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external semi-annual loan review of large commercial relationships is performed, as well as a sample of smaller transactions. The 2022 loan review will evaluate 55% of the Banks' average outstanding commercial portfolio which can consist of outstanding loans, commercial real estate mortgages and outstanding commitments. Detailed reviews, including plans for resolution, are performed on loans classified as substandard, doubtful, or loss on a quarterly basis.

The following table presents the credit quality categories identified above as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial, financial, and agricultural
Pass	$17,392	$57,070	$40,861	$34,532	$9,298	$10,195	$29,713	$131	$199,192
Special Mention	—	—	—	—	—	97	—	—	97
Substandard or Lower	—	—	—	—	—	—	430	713	1,143
	$17,392	$57,070	$40,861	$34,532	$9,298	$10,292	$30,143	$844	$200,432

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate mortgage:
Residential
Pass	$32,256	$218,074	$127,155	$74,334	$49,003	$68,165	$44,114	$108,180	$721,281
Special Mention	—	—	163	—	—	—	—	—	163
Substandard or Lower	—	—	—	90	—	2,301	68	29	2,488
	$32,256	$218,074	$127,318	$74,424	$49,003	$70,466	$44,182	$108,209	$723,932

Current period gross write offs	$—	$—	$—	$—	$—	$5	$73	$—	$78

Commercial
Pass	$11,022	$102,142	$140,306	$52,744	$27,194	$157,392	$10,849	$599	$502,248
Special Mention	—	—	186	—	—	48	—	—	234
Substandard or Lower	—	—	—	—	—	6,921	22	41	6,984
	$11,022	$102,142	$140,492	$52,744	$27,194	$164,361	$10,871	$640	$509,466

Current period gross write offs	$—	$—	$—	$—	$—	$3	$—	$—	$3

Construction
Pass	$10,388	$17,545	$11,711	$1,726	$611	$4,775	$269	$—	$47,025
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	96	—	—	96
	$10,388	$17,545	$11,711	$1,726	$611	$4,871	$269	$—	$47,121

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Automobile
Pass	$35,550	$100,204	$27,682	$22,834	$12,400	$9,077	$—	$—	$207,747
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$35,550	$100,204	$27,682	$22,834	$12,400	$9,077	$—	$—	$207,747

Current period gross write offs	$1	$58	$—	$29	$—	$3	$—	$—	$91

Installment loans to individuals
Pass	$888	$3,334	$1,590	$701	$499	$3,339	$—	$49	$10,400
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$888	$3,334	$1,590	$701	$499	$3,339	$—	$49	$10,400

Current period gross write offs	$40	$5	$21	$—	$3	$6	$13	$—	$88

The information presented in the table above is not required for periods prior to the adoption of CECL. The following table presents the most comparable required information for the prior period, internal credit ratings for the report loan segments as of December 31, 2022:

	December 31, 2022
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment loans
(In Thousands)		Residential	Commercial	Construction			Totals
Pass	$184,783	$705,515	$488,993	$43,209	$186,112	$10,361	$1,618,973
Special Mention	125	266	4,526	—	—	—	4,917
Substandard	5,553	2,428	7,113	99	—	—	15,193
	$190,461	$708,209	$500,632	$43,308	$186,112	$10,361	$1,639,083

Allowance for Credit Losses

Maintaining an appropriate Allowance for Credit Losses ("ACL") is dependent on various factors, including the ability to identify potential problem loans in a timely manner. For commercial construction, residential construction, commercial and industrial, and commercial real estate, an internal credit rating process is used. Management believes that internal credit ratings are the most relevant credit quality indicator for these types of loans. The migration of loans through the various internal credit rating categories is a significant component of the ACL methodology for these loans, which bases the probability of default on this migration. Assigning credit ratings involves judgment. The Company's loan review process provide a separate assessment of credit rating accuracy. Credit ratings may be changed based on the ongoing monitoring procedures performed by loan officers or credit administration staff or if specific loan review assessments identify a deterioration or an improvement in the loans.

Management considers the performance of the loan portfolio and its impact on the ACL. The Company does not assign internal Credit ratings to smaller balance, homogeneous loans, such as home equity, residential mortgage, and consumer automobile loans. For these loans, the most relevant credit quality indicator is delinquency status and management evaluates credit quality based on the aging status of the loan.

Historical loss trends are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by other qualitative factors.  A historical charge-off factor is calculated utilizing the charge-off and recovery data over the past ten years.  Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.  The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint.

Management reviews the loan portfolio on a quarterly basis in order to make appropriate and timely adjustments to the ACL.  When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ACL.

Activity in the allowance is presented for the three months ended March 31, 2023 and 2022:

t	Three Months Ended March 31, 2023
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,914	$5,061	$6,110	$188	$1,617	$109	$638	$15,637
Impact of adopting ASC 326	2,656	(3,893)	(2,660)	(96)	240	602	(638)	(3,789)
Charge-offs	—	(78)	(3)	—	(93)	(88)	—	(262)
Recoveries	105	2	3	—	12	17	—	139
Provision	(813)	320	31	92	337	42	—	9
Ending Balance	$3,862	$1,412	$3,481	$184	$2,113	$682	$—	$11,734

	Three Months Ended March 31, 2022
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,946	$4,701	$5,336	$179	$1,411	$111	$492	$14,176
Charge-offs	—	—	(155)	—	(129)	(60)	—	(344)
Recoveries	4	3	1	—	9	24	—	41
Provision	(14)	97	33	18	85	39	(108)	150
Ending Balance	$1,936	$4,801	$5,215	$197	$1,376	$114	$384	$14,023

The shift in allocation and the increase in the loan provision is primarily due to changes in the credit metrics within the loan portfolio coupled with the adoption of CECL on January 1, 2023. The increase in provision for the period end March 31, 2023 for residential real estate and consumer auto was loan volume driven.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at March 31, 2023 and 2022:

	March 31,
	2023	2022
Owners of residential rental properties	19.12%	19.95%
Owners of commercial rental properties	15.28%	15.60%

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2022:

	December 31, 2022
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

Note 7.  Net Periodic Benefit Cost-Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 13 of the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.

The following sets forth the components of the net periodic expense/(gain) of the domestic non-contributory defined benefit plan for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Interest cost	$198	$138
Expected return on plan assets	(326)	(412)
Amortization of net loss	37	17
Net periodic benefit	$(91)	$(257)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2022, that it does not expect to contribute to its defined benefit plan in 2023.  As of March 31, 2023, there were no contributions made to the pension plan.

Note 8.  Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,500,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the three months ended March 31, 2023 and 2022, there were 854 and 880 shares issued under the Plan, respectively, for total proceeds of $21,000 and $21,000.

The Company maintains the 2020 Non-Employee Director Compensation Plan ("Director Plan"). Under this Director Plan, non-employee directors who have not attained specified stock ownership levels are required to receive a portion of their annual compensation in the form of common stock (currently 50%of total annual compensation), with the ability to elect to receive up to 100% of annual compensation in the form of common stock by making a written election prior to the calendar year to which the compensation relates. The Director Plan allows for up to 100,000 shares to be issued. As of March 31 2023, the Company has issued a total of 37,053 shares of common stock to non-employee directors under the Director Plan in lieu of otherwise payable cash compensation with 2,422 and 3,415 shares issued, respectively with an associated expense of $64,000 and $84,000 during the three months ended March 31, 2023 and 2022.

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

Financial instruments whose contract amounts represent credit risk are as follows at March 31, 2023 and December 31, 2022:

(In Thousands)	March 31, 2023	December 31, 2022
Commitments to extend credit	$175,959	$169,365
Standby letters of credit	10,197	9,915
Credit exposure from the sale of assets with recourse	7,358	7,358
	$193,514	$186,638
Allowance for credit losses	$1,920	$143

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2023 and December 31, 2022, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$2,920	$—	$2,920
Mortgage-backed securities	—	7,952	—	7,952
State and political securities	—	139,692	—	139,692
Other debt securities	—	46,626	—	46,626
Investment equity securities:
Equity securities	1,163	—	—	1,163

	December 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$2,896	$—	$2,896
Mortgage-backed securities	—	1,282	—	1,282
State and political securities	—	142,809	—	142,809
Other debt securities	—	46,686	—	46,686
Investment equity securities:
Equity securities	1,142	—	—	1,142

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral dependent loans	$—	$—	$1,905	$1,905
Other real estate owned	—	—	83	83

	December 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$1,923	$1,923
Other real estate owned	—	—	83	83

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$1,905	Appraisal of collateral (1)	Appraisal adjustments (1)	(10)% to (34)%	(14)%
Other real estate owned	$83	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2022
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$1,923	Appraisal of collateral (1)	Appraisal adjustments (1)	0% to (34)%	(14)%
Other real estate owned	$83	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at March 31, 2023 and December 31, 2022:

	Carrying	Fair	Fair Value Measurements at March 31, 2023
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Loans held for sale (1)	$1,705	$1,705	$1,705	$—	$—
Loans, net	1,688,289	1,672,564	—	—	1,672,564

Financial liabilities:
Time deposits & brokered deposits	233,136	228,079	—	—	228,079
Short-term borrowings	97,102	97,102	97,102	—	—
Long-term borrowings	132,738	130,067	—	—	130,067
(1) The financial instrument is carried at cost at, March 31, 2023 which approximate the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2022
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Loans held for sale (1)	$3,298	$3,298	$3,298	$—	$—
Loans, net	1,624,094	1,594,073	—	—	1,594,073

Financial liabilities:
Time deposits & brokered deposits	146,282	137,559	—	—	137,559
Short-term borrowings	153,349	153,349	153,349	—	—
Long-term borrowings	102,783	99,118	—	—	99,118
(1) The financial instrument is carried at cost at, December 31, 2022 which approximate the fair value of the instruments

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

As of January 1, 2023, the Company had a total of 914,000 stock options outstanding. During the period ended March 31, 2023, the Company issued 89,000 stock options with a strike price of $27.77 to a group of employees. The options granted in 2023 all expire ten years from the grant date. Of the 89,000 grants awarded in 2023, 59,500 of the options vest in three years while the 29,500 remaining options vest in five years.

Stock options outstanding as of March 31, 2023 are presented below:

Stock Options Granted
Date	Shares	Forfeited	Cash Settlement	Outstanding	Strike Price	Vesting Period	Expiration
January 20, 2023	59,500	—	—	59,500	$27.77	3 years	10 years
January 20, 2023	29,500	—	—	29,500	27.77	5 years	10 years
January 18, 2022	156,000	—	—	156,000	24.10	3 years	10 years
January 18, 2022	78,000	—	—	78,000	24.10	5 years	10 years
April 9, 2021	156,500	—	—	156,500	24.23	3 years	10 years
April 9, 2021	78,000	—	—	78,000	24.23	5 years	10 years
March 11, 2020	119,300	—	—	119,300	25.34	3 years	10 years
March 11, 2020	119,200	—	—	119,200	25.34	5 years	10 years
March 15, 2019	120,900	(18,300)	—	102,600	28.01	3 years	10 years
March 15, 2019	119,100	(17,700)	—	101,400	28.01	5 years	10 years
August 27, 2015	58,125	(26,250)	(28,875)	3,000	28.02	5 years	10 years

A summary of stock option activity is presented below:

	March 31, 2023
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	914,000	$25.34
Granted	89,000	27.77
Cash settlement	—	—
Forfeited	—	—
Expired	—	—
Outstanding, end of period	1,003,000	$25.56

Exercisable, end of period	224,900	$26.59

The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight line basis over the options’ vesting periods while ensuring that the cumulative amount of compensation cost recognized at least equals the value of the vested portion of the award at that date.

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for stock options granted for the three months ended March 31, 2023:

Three months ended March 31,
2023
Risk-free interest rate	3.76%
Expected volatility	31%
Expected Annual dividend	$1.28
Expected life	6.84 years
Weighted average grant date fair value per option	$6.11

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense related to stock options was $253,000 for the three months ended March 31, 2023 compared to $315,000 for the same period of 2022. As of March 31, 2023, a total of 224,900 stock options were exercisable and the weighted average years to expiration of these options was 6.44 years. Total unrecognized compensation cost for non-vested options was $1,906,000 and will be recognized over their weighted average remaining vesting period of 1.24 years.

Note 13.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity.

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company cautions readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the  increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the negative impacts and disruptions of the COVID-19 pandemic and measures taken to contain its spread on our employees, customers, business operations, credit quality, financial position, liquidity and results of operations; (vi) the length and extent of the economic contraction as a result of the COVID-19 pandemic; or (vii) the effect of changes in the business cycle and downturns in the local, regional or national economies, including the effects of inflation,; and (viii) the Risk Factors identified in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and in other filings made by the Company under the Securities Exchange Act of 1934.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS SUMMARY

Comparison of the Three Months Ended March 31, 2023 and 2022

Summary Results

Net income for the three months ended March 31, 2023 was $4,658,000 compared to $3,432,000 for the same period of 2022. Results for the three months ended March 31, 2023 compared to 2022 were impacted by a decrease in after-tax securities losses of $16,000 (from a loss of $48,000 to a loss of $32,000) for the period. In addition, bank-owned life insurance income increased due to a gain on death benefit of $380,000 during the three months ended March 31, 2023, while an after-tax loss of $201,000 related to a branch closure negatively impacted the three months ended March 31, 2022. The provision for credit losses decreased $79,000 for the three months ended March 31, 2023 to a provision of $71,000 compared to a provision of $150,000 for the 2022 period. The decrease in the provision for credit losses was primarily due to improving loan portfolio credit metrics and a minimal level of net loan charge-offs. Basic earnings per share for the three months ended March 31, 2023 was $0.66 and diluted earnings per share was $0.64. Basic and diluted earnings per share for the three months ended March 31, 2022 were $0.49. Annualized return on average assets was 0.92% for three months ended March 31, 2023, compared to 0.72% for the corresponding period of 2022. Annualized return on average equity was 11.12% for the three months ended March 31, 2023, compared to 8.17% for the corresponding period of 2022. Net income from core operations (“core earnings”), which is a non-generally accepted accounting principles (GAAP) measure of net income excluding net securities gains or losses, was $4,690,000 for the three months ended March 31, 2023 compared to $3,480,000 for the same period of 2022. Core earnings per share for the three months ended March 31, 2023 was $0.66 basic and $0.64 diluted, compared to $0.50 basic and diluted core earnings per share for the same period of 2022.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended March 31,
	2023	2022
GAAP net income	$4,658	$3,432
Net securities losses, net of tax	32	48
Non-GAAP core earnings	$4,690	$3,480

	Three Months Ended March 31,
	2023	2022
GAAP Return on average assets (ROA)	0.92%	0.72%
Net securities losses, net of tax	0.01%	0.01%
Non-GAAP core ROA	0.93%	0.73%

		Three Months Ended March 31,
		2023	2022
GAAP Return on average equity (ROE)		11.12%	8.17%
Net securities losses, net of tax		0.07%	0.11%
Non-GAAP core ROE	.	11.19%	8.28%

	Three Months Ended March 31,
	2023	2022
GAAP Basic earnings per share (EPS)	$0.66	$0.49
Net securities losses, net of tax	—	0.01
Non-GAAP core operating EPS	$0.66	$0.50

	Three Months Ended March 31,
	2023	2022
GAAP Diluted EPS	$0.64	$0.49
Net securities losses, net of tax	—	0.01
Non-GAAP diluted core EPS	$0.64	$0.50

Interest and Dividend Income

Interest and dividend income for the three months ended March 31, 2023 increased $5,589,000 compared to the same period of 2022. The increase in loan portfolio income was due to a increase in the average loan portfolio balance coupled with an increase of in average rate earned on the portfolio.  Investment securities income has been impacted primarily by an increase in the average rate earned on the portfolio as lower yielding legacy investments matured. The increase in dividend and other interest income is due primarily to an increase in dividends received on FHLB restricted stock.

Interest and dividend income composition for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	March 31, 2023		March 31, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$18,005	90.64%	$13,038	91.34%	$4,967	38.10%
Investment securities:
Taxable	1,218	6.13	737	5.16	481	65.26
Tax-exempt	178	0.90	164	1.15	14	8.54
Dividend and other interest income	463	2.33	336	2.35	127	37.80
Total interest and dividend income	$19,864	100.00%	$14,275	100.00%	$5,589	39.15%

Interest Expense

Interest expense for three months ended March 31, 2023 increased $4,144,000 compared to the same period of 2022. Interest-bearing deposit interest expense increased significantly due to a time deposit gathering campaign that generated funding for the increase in the loan portfolio. In addition, competition for deposits along with the impact of the rising rate environment contributed to the increase in deposit interest expense. Short-term interest expenses increased as overnight borrowings were utilized to supplement the funding of the growth in the loan portfolio.

Interest expense composition for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	March 31, 2023		March 31, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$3,372	60.58%	$788	55.42%	$2,584	327.92%
Short-term borrowings	1,440	25.87	1	0.07	1,439	n/m
Long-term borrowings	754	13.55	633	44.51	121	19.12
Total interest expense	$5,566	100.00%	$1,422	100.00%	$4,144	291.42%

Net Interest Margin

The net interest margin for the three months ended March 31, 2023 was 3.10% compared to 2.93% for the corresponding period of 2022. The increase in the net interest margin for the three month period was driven by an increase in the earning asset yield which was driven by an increase in yield on the loan portfolio due in part to the rate increases enacted by the Federal Open Market Committee ("FOMC"). The rate paid on interest-bearing deposits increased significantly due to the actions of the FOMC, competition, and time deposit gathering campaigns. The rate paid on short-term borrowings increased as the FOMC actions increased the cost of overnight of funding. In addition, short-term borrowing volume increased significantly as these borrowings were utilized to assist with the funding of the loan portfolio growth.

The following is a schedule of average balances and associated yields for the three months ended March 31, 2023 and 2022:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$64,703	$448	2.81%	$47,974	$308	2.60%
All other loans	1,601,105	17,651	4.47%	1,351,414	12,795	3.84%
Total loans (2)	1,665,808	18,099	4.41%	1,399,388	13,103	3.80%

Federal funds sold	—	—	n/a	50,000	93	0.75%

Taxable securities	181,421	1,579	3.53%	144,438	920	2.58%
Tax-exempt securities (3)	33,565	225	2.72%	40,981	208	2.06%
Total securities	214,986	1,804	3.40%	185,419	1,128	2.47%

Interest-bearing deposits	7,031	102	5.88%	157,541	60	0.15%

Total interest-earning assets	1,887,825	20,005	4.30%	1,792,348	14,384	3.25%

Other assets	135,276			127,421

Total assets	$2,023,101			$1,919,769

Liabilities and shareholders’ equity:
Savings	$243,302	120	0.20%	$240,953	22	0.04%
Super Now deposits	366,424	939	1.04%	370,895	195	0.21%
Money market deposits	289,734	1,280	1.79%	298,820	186	0.25%
Time deposits	188,476	1,033	2.22%	190,819	385	0.82%
Total interest-bearing deposits	1,087,936	3,372	1.26%	1,101,487	788	0.29%

Short-term borrowings	121,754	1,440	4.80%	5,194	1	0.08%
Long-term borrowings	119,267	754	2.56%	115,267	633	2.23%
Total borrowings	241,021	2,194	3.69%	120,461	634	2.13%

Total interest-bearing liabilities	1,328,957	5,566	1.70%	1,221,948	1,422	0.47%

Demand deposits	498,180			506,348
Other liabilities	28,367			23,357
Shareholders’ equity	167,597			168,116

Total liabilities and shareholders’ equity	$2,023,101			$1,919,769
Interest rate spread (3)			2.60%			2.78%
Net interest income/margin (3)		$14,439	3.10%		$12,962	2.93%
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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Total interest income	$19,864	$14,275
Total interest expense	5,566	1,422
Net interest income (GAAP)	14,298	12,853
Tax equivalent adjustment	141	109
Net interest income (fully taxable equivalent) (NON-GAAP)	$14,439	$12,962

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023 vs. 2022
	Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net
Interest income:
Tax-exempt loans	$114	$26	$140
All other loans	2,572	2,284	4,856
Federal funds sold	(93)	—	(93)
Taxable investment securities	271	388	659
Tax-exempt investment securities	(43)	60	17
Interest bearing deposits	(108)	150	42
Total interest-earning assets	2,713	2,908	5,621

Interest expense:
Savings deposits	—	98	98
Super Now deposits	(2)	746	744
Money market deposits	(6)	1,100	1,094
Time deposits	(5)	653	648
Short-term borrowings	394	1,045	1,439
Long-term borrowings	23	98	121
Total interest-bearing liabilities	404	3,740	4,144
Change in net interest income	$2,309	$(832)	$1,477

Provision for Credit Losses

The provision for credit losses is based upon management’s quarterly review of the loan portfolio.  The purpose of the review is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets served.  An external independent loan review is also performed annually for the Banks.  Management remains committed to an aggressive program of problem loan identification and resolution.

The allowance for credit losses is determined by applying loss factors to outstanding loans by type,.  A historical charge-off factor is calculated utilizing the charge-off and recovery data over the past ten years. Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.

Although management believes it uses the best information available to make such determinations and that the allowance for credit losses is adequate at March 31, 2023, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for credit losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for credit losses decreased from $15,637,000 at December 31, 2022 to $11,734,000 at March 31, 2023. The decrease in allowance was due to the adoption of CECL on January 1, 2023. At March 31, 2023 and December 31, 2022, the allowance for credit losses to total loans was 0.69% and 0.95%, respectively.

The provision for credit losses totaled $71,000 and $150,000 for the three months ended March 31, 2023 and the corresponding 2022 period. The decrease in the provision for credit losses was the result of improving credit metrics and the adoption of CECL offset by loan portfolio growth.

Nonperforming loans decreased to $4,766,000 at March 31, 2023 from $4,890,000 at December 31, 2022. The majority of nonperforming loans involve loans that are either in a secured position and have sureties with a strong underlying financial position or have been classified as impaired and have a specific allocation recorded within the allowance for credit losses. The ratio of non-performing loans to total loans ratio decreased to 0.28% at March 31, 2023 from 0.38% at March 31, 2022 as non-performing loans have decreased to $4,766,000 from $5,281,000 at March 31, 2022. Net loan charge-offs of $123,000 for the three months ended March 31, 2023 impacted the allowance for credit losses, which was 0.69% of total loans at March 31, 2023 compared to 1.00% at March 31, 2022.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
March 31, 2023	$1,215	$3,551	$4,766
December 31, 2022	1,275	3,615	4,890
September 30, 2022	1,161	4,582	5,743
June 30, 2022	421	4,679	5,100
March 31, 2022	364	4,917	5,281

Additional allowance for credit losses and net (charge-offs) recoveries information is presented by loan portfolio segment in the tables below. The three months ending March 31, 2023 was impacted by the CECL adoption reclassification entry disclosed in Note 6. Loans.

	March 31, 2023
	Amount of Allowance for Credit Losses Allocated	Total loans	Allowance for Credit Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$3,862	$200,432	1.93%	$105	$196,291	0.05%
Real estate mortgage:
Residential	1,412	723,932	0.20%	(76)	713,064	(0.01)%
Commercial	3,481	509,466	0.68%	—	502,884	—%
Construction	184	47,121	0.39%	—	43,683	—%
Consumer automobiles	2,113	207,747	1.02%	(81)	199,642	(0.04)%
Other consumer installment loans	682	10,400	6.56%	(71)	10,244	(0.69)%
	$11,734	$1,699,098	0.69%	$(123)	$1,665,808	(0.01)%

Total non-accrual loans outstanding	$3,551
Non-accrual loans to total loans outstanding	0.21%
Allowance for credit losses to non-accrual loans	330.44%

	December 31, 2022
	Amount of Allowance for Loan Losses Allocated	Total loans	Allowance for Loan Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$1,914	$190,461	1.00%	$165	$173,433	0.10%
Real estate mortgage:
Residential	5,061	708,209	0.71%	26	649,989	—%
Commercial	6,110	500,632	1.22%	(150)	466,526	(0.03)%
Construction	188	43,308	0.43%	29	44,968	0.06%
Consumer automobiles	1,617	186,112	0.87%	(328)	150,261	(0.22)%
Other consumer installment loans	109	10,361	1.05%	(191)	9,737	(1.96)%
Unallocated	638
	$15,637	$1,639,083	0.95%	$(449)	$1,494,914	(0.03)%

Total non-accrual loans outstanding	$3,615
Non-accrual loans to total loans outstanding	0.22%
Allowance for loan losses to non-accrual loans	432.56%

Non-interest Income

Total non-interest income for the three months ended March 31, 2023 compared to the same period in 2022 decreased $155,000. Excluding net securities gains, non-interest income for the three months ended March 31, 2023 decreased $176,000 compared to the same period in 2022. Gain on sale of loans and loan broker commissions decreased as the volume of loan sales has declined as a reduction in housing inventory and higher rates has reduced mortgage activity. Bank-owned life insurance increased due to a gain on death benefit of $380,000 recognized during the 2023 period.

Non-interest income composition for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	March 31, 2023		March 31, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$496	21.98%	$495	20.52%	$1	0.20%
Net debt securities losses, available for sale	(61)	(2.70)	(2)	(0.08)	(59)	(2,950.00)
Net equity securities gains (losses)	21	0.93	(59)	(2.44)	80	135.59
Bank-owned life insurance	556	24.63	170	7.05	386	227.06
Gain on sale of loans	231	10.23	345	14.30	(114)	(33.04)
Insurance commissions	165	7.31	170	7.05	(5)	(2.94)
Brokerage commissions	165	7.31	200	8.29	(35)	(17.50)
Loan broker commissions	170	7.53	541	22.43	(371)	(68.58)
Debit card income	335	14.84	345	14.30	(10)	(2.90)
Other	179	7.94	207	8.58	(28)	(13.53)
Total non-interest income	$2,257	100.00%	$2,412	100.00%	$(155)	(6.43)%

Non-interest Expense

Total non-interest expense decreased $109,000 for the three months ended March 31, 2023 compared to the same period of 2022. The decrease in salaries and employee benefits is attributable to the closing of a branch location in the first quarter of 2022 coupled with a reduction in branch hours at select locations. Furniture and equipment expenses in addition to occupancy expenses have decreased as maintenance costs and the level of depreciation have decreased. Software amortization fluctuations are due to changes in software licensing costs. Marketing costs increased as a time deposit gathering campaign was initiated during 2023. Pennsylvania shares tax decreased as tax credits were purchased and charitable contributions were made to organizations that resulted in the obtainment of tax credits. Professional fees increased primarily due to legal fees and the utilization of a proxy solicitor related to the shareholder vote to update the Company's Articles of Incorporation.

Non-interest expense composition for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	March 31, 2023		March 31, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$6,176	56.67%	$6,264	56.91%	$(88)	(1.40)%
Occupancy	866	7.95	910	8.27	(44)	(4.84)
Furniture and equipment	846	7.76	892	8.10	(46)	(5.16)
Software amortization	183	1.68	253	2.30	(70)	(27.67)
Pennsylvania shares tax	248	2.28	389	3.53	(141)	(36.25)
Professional fees	688	6.31	538	4.89	150	27.88
Federal Deposit Insurance Corporation deposit insurance	245	2.25	202	1.84	43	21.29
Marketing	155	1.42	64	0.58	91	142.19
Intangible amortization	35	0.32	43	0.39	(8)	(18.60)
Other	1,456	13.36	1,452	13.19	4	0.28
Total non-interest expense	$10,898	100.00%	$11,007	100.00%	$(109)	(0.99)%

Provision for Income Taxes

Income taxes increased $252,000 for the three months ended March 31, 2023 compared to the same period of 2022. The effective tax rate for the three months ended March 31, 2023 was 16.61% compared to 16.46% for the same period of 2022. The Company currently is in a deferred tax asset position. A valuation allowance was established on the $1,810,000 of capital loss carryforwards as of December 31, 2022, which remained unchanged during the first quarter of 2023.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $1,313,000 from $40,333,000 at December 31, 2022 to $41,646,000 at March 31, 2023, primarily as a result of the following activity during the three months ended March 31, 2023.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds being greater than loan originations, less $231,000 in realized gains, by $1,593,000 for the three months ended March 31, 2023.

Loans

Gross loans increased $60,292,000 since December 31, 2022 due primarily to an increase in both residential and commercial real estate mortgage categories in addition to consumer automobile loans increasing as used car inventories continue to rebound from historically low levels.

The allocation of the loan portfolio, by category, as of March 31, 2023 and December 31, 2022 is presented below:

	March 31, 2023		December 31, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$200,432	11.79%	$190,461	11.62%	$9,971	5.24%
Real estate mortgage:
Residential	723,932	42.58	708,209	43.19	15,723	2.22%
Commercial	509,466	29.97	500,632	30.53	8,834	1.76%
Construction	47,121	2.77	43,308	2.64	3,813	8.80%
Consumer automobile loans	207,747	12.22	186,112	11.35	21,635	11.62%
Other consumer installment loans	10,400	0.61	10,361	0.63	39	0.38%
Net deferred loan fees and discounts	925	0.06	648	0.04	277	42.75%
Gross loans	$1,700,023	100.00%	$1,639,731	100.00%	$60,292	3.68%

Investments

The fair value of the investment debt securities portfolio at March 31, 2023 increased $3,517,000 since December 31, 2022, while the amortized cost of the portfolio increased $1,123,000.  The increase in the investment portfolio amortized value occurred within the mortgage-backed segment of the portfolio. The state and political segment declined as bonds matured. The other debt segment balances remained constant and consists primarily of corporate bonds. The municipal segment was flat as cash flow was reinvested into primarily bonds with a final maturity of one to five years. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 85.51% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has remained flat at $1,350,000 for March 31, 2023 and December 31, 2022 while the fair value increased $21,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at March 31, 2023 follows:

	A- to AAA			B- to BBB+		C- to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost		Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
U.S. Government and agency securities	$504		$483	$—	$—	$—	$—	$2,498	$2,437	$3,002	$2,920
Mortgage-backed securities	8,159	7	7,952	—	—	—	—	—	—	8,159	7,952
State and political securities	143,652		137,395	80	80	—	—	2,266	2,217	145,998	139,692
Other debt securities	24,875		23,143	5,324	4,869	—	—	19,867	18,614	50,066	46,626
Total debt securities AFS	$177,190		$168,973	$5,404	$4,949	$—	$—	$24,631	$23,268	$207,225	$197,190

Financing Activities

Deposits

Total deposits increased $82,375,000 from December 31, 2022 to March 31, 2023. Time deposits increased $53,254,000 over this period to a total of $191,203,000 as deposit gathering efforts focused on time deposits as customers sought a higher return on their deposit balances. Brokered deposits increased in usage as they provided an alternative to FHLB borrowings. Core deposits (deposits less time deposits) remained stable as deposit balances flowed from noninterest-bearing and lower rate products into higher rate products such as money market accounts. Emphasis has been on increasing the utilization of electronic (internet and mobile) deposit banking among our customers. Utilization of internet and mobile banking products has increased due to these efforts coupled with a change in consumer behavior over the past several years.

Deposit balances and their changes for the periods being discussed follow:

	March 31, 2023		December 31, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$502,352	30.65%	$519,063	33.35%	$(16,711)	(3.22)%
NOW accounts	363,548	22.18	372,574	23.94	(9,026)	(2.42)
Money market deposits	300,273	18.32	270,589	17.38	29,684	10.97
Savings deposits	239,526	14.62	247,952	15.93	(8,426)	(3.40)
Time deposits	191,203	11.67	137,949	8.86	53,254	38.60
Brokered deposits	41,933	2.56	8,333	0.54	33,600	2.16
Total deposits	$1,638,835	100.00%	$1,556,460	100.00%	$82,375	5.29%

As of March 31, 2023 and December 31, 2022 the Company had $633,342,000 and $617,515,000, respectively, in uninsured deposits. Included in the total uninsured deposits is a concentration of public funds which were collateralized by the Banks in the amount of $199,812,000 and $180,252,000 at March 31, 2023 and December 31, 2022, respectively. Total uninsured deposits less collateralized public funds was $433,530,000 at March 31, 2023 and $437,263,000 at December 31, 2022.

Borrowed Funds

Total borrowed funds decreased 10.27%, or $26,292,000, to $229,840,000 at March 31, 2023 compared to $256,132,000 at December 31, 2022. The increase in long term borrowings occurred as fixed rate borrowings were initiated to lock in interest rates and to reduce the usage of FHLB overnight borrowings. Securities sold under agreements to repurchase have decreased as customers balances have decreased.

	March 31, 2023		December 31, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$92,853	40.40%	$148,195	57.86%	$(55,342)	100.00%
Securities sold under agreement to repurchase	4,249	1.85	5,154	2.01	(905)	(17.56)
Total short-term borrowings	97,102	42.25	153,349	59.87	(56,247)	(36.68)
Long-term borrowings:
Long-term FHLB borrowings	125,000	54.38	95,000	37.09	30,000	31.58
Long-term finance lease	7,738	3.37	7,783	3.04	(45)	(0.58)
Total long-term borrowings	132,738	57.75	102,783	40.13	29,955	29.14
Total borrowed funds	$229,840	100.00%	$256,132	100.00%	$(26,292)	(10.27)%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	March 31, 2023	December 31, 2022
Investment debt securities pledged, fair value	$6,923	$7,165
Repurchase agreements	4,249	5,153

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

The Company's capital ratios as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$169,765	9.867%	$165,346	9.973%
For Capital Adequacy Purposes	77,424	4.500	74,607	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	120,437	7.000	116,056	7.000
To Be Well Capitalized	111,835	6.500	107,766	6.500
Total Capital (to Risk-weighted Assets)
Actual	$183,419	10.661%	$181,127	10.925%
For Capital Adequacy Purposes	137,637	8.000	132,633	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	180,649	10.500	174,081	10.500
To Be Well Capitalized	172,047	10.000	165,791	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$169,765	9.867%	$165,346	9.973%
For Capital Adequacy Purposes	103,232	6.000	99,476	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	146,245	8.500	140,925	8.500
To Be Well Capitalized	137,643	8.000	132,635	8.000
Tier I Capital (to Average Assets)
Actual	$169,765	8.547%	$165,346	8.636%
For Capital Adequacy Purposes	79,450	4.000	76,585	4.000
To Be Well Capitalized	99,313	5.000	95,731	5.000

Jersey Shore State Bank's capital ratios as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$122,428	9.681%	$119,783	9.781%
For Capital Adequacy Purposes	56,908	4.500	55,109	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	88,523	7.000	85,725	7.000
To Be Well Capitalized	82,200	6.500	79,602	6.500
Total Capital (to Risk-weighted Assets)
Actual	$133,875	10.587%	$131,379	10.728%
For Capital Adequacy Purposes	101,162	8.000	97,971	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	132,775	10.500	128,587	10.500
To Be Well Capitalized	126,452	10.000	122,464	10.000
Tier I Capital (to Risk-weighted Assets)	-		-
Actual	$122,428	9.681%	$119,783	9.781%
For Capital Adequacy Purposes	75,877	6.000	73,479	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	107,493	8.500	104,095	8.500
To Be Well Capitalized	101,170	8.000	97,972	8.000
Tier I Capital (to Average Assets)
Actual	$122,428	8.308%	$119,783	8.383%
For Capital Adequacy Purposes	58,945	4.000	57,155	4.000
To Be Well Capitalized	73,681	5.000	71,444	5.000

Luzerne Bank's capital ratios as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$46,049	10.099%	$43,364	9.877%
For Capital Adequacy Purposes	20,519	4.500	19,757	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	31,918	7.000	30,733	7.000
To Be Well Capitalized	29,638	6.500	28,538	6.500
Total Capital (to Risk-weighted Assets)
Actual	$48,256	10.583%	$47,549	10.830%
For Capital Adequacy Purposes	36,478	8.000	35,124	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	47,878	10.500	46,100	10.500
To Be Well Capitalized	45,598	10.000	43,905	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$46,049	10.099%	$43,364	9.877%
For Capital Adequacy Purposes	27,359	6.000	26,342	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	38,758	8.500	37,318	8.500
To Be Well Capitalized	36,478	8.000	35,123	8.000
Tier I Capital (to Average Assets)
Actual	$46,049	8.490%	$43,364	8.260%
For Capital Adequacy Purposes	21,696	4.000	21,000	4.000
To Be Well Capitalized	27,120	5.000	26,249	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited, with the exception of net loans to total deposits that was 103%, at March 31, 2023:

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $787,689,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $100,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $217,853,000 as of March 31, 2023.

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

The following is a rate shock forecast for the twelve month period ending March 31, 2024 assuming a static balance sheet as of March 31, 2023.

		Parallel Rate Shock in Basis Points
(In Thousands)	-300	-200	-100	Static	+100	+200	+300	+400
Net interest income	$61,690	$64,089	$66,083	$67,784	$69,065	$70,239	$71,375	$72,490
Change from static	(6,094)	(3,695)	(1,701)	—	1,281	2,455	3,591	4,706
Percent change from static	-8.99%	-5.45%	-2.51%	—	1.89%	3.62%	5.30%	6.94%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk for the Company is comprised primarily of interest rate risk exposure and liquidity risk.  Interest rate risk and liquidity risk management is performed at both the level of the Company and the Banks.  The Company’s interest rate sensitivity is monitored by management through selected interest rate risk measures produced by an independent third party.  There have been no substantial changes in the Company’s gap analysis or simulation analysis compared to the information provided in the Annual Report on Form 10-K for the period ended December 31, 2022.  Additional information and details are provided in the “Liquidity, Interest Rate Sensitivity, and Market Risk” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of that document.

Generally, management believes the Company is well positioned to respond in a timely manner when the market interest rate outlook changes.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, the Company implemented new CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes made to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

Certain risk factors are set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Such risk factors are supplemented by adding the following:

The recent failures of three large banks in the United States have resulted in trading volatility in financial institution stocks, negative media coverage, and customer concerns regarding insured deposit coverage, all of which could adversely affect our financial condition and results of operations.

In March through early May 2023, three large banks, Silicon Valley Bank (Santa Clara, California; $209.0 billion in assets), Signature Bank (New York, New York; $110.4 billion in assets), and First Republic Bank (San Francisco, California; $229.1 billion in assets) were closed by applicable state banking regulators and the FDIC was named as receiver in each case. These banks had relatively high levels of uninsured deposits and experienced significant outflows of deposits preceding their failures. The failures have resulted in negative media attention, concerns of bank customers generally on FDIC deposit insurance coverage, and significant market volatility for financial institution stocks. These events have also resulted in increased focus by financial institutions, investors, customers, and banking regulators on liquidity and funding sources, the composition of deposits and levels of uninsured deposits, interest rate risk management, the amount and nature of potential other accumulated losses relating to financial institution securities portfolios, and capital levels. These events may also result in increased levels of regulatory scrutiny and regulation designed to address regulatory concerns, which may increase costs, including possible increases in FDIC insurance premiums across the industry. If we are unable to successfully manage our deposits, liquidity and funding, interest rate risk, and capital, and the costs resulting from any new regulatory requirements, it may adversely affect our financial condition and results of operations.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended March 31, 2023.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1 - January 31, 2023)	—	$—	—	324,000
Month #2 (February 1 - February 28, 2023)	—	—	—	324,000
Month #3 (March 1 - March 31, 2023)	—	—	—	324,000

Item 3.                           Defaults Upon Senior Securities

None.

Item 4.                           Mine Safety Disclosures

Not applicable.

Item 5.                           Other Information

None.

Item 6.                           Exhibits

3(i)	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022).
3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at March 31, 2023 and December 31, 2022; (ii) the Consolidated Statement of Income for the three months ended March 31, 2023 and 2022; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iv) the Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2023 and 2022; (v) the Consolidated Statement of Cash Flows for the three months ended March 31, 2023 and 2022 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	May 15, 2023	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2023	/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)