Form 10-Q
period 2023-06-30
PENNS WOODS BANCORP INC
filed 2023-08-11
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2023.

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
On August 1, 2023 there were 7,066,486 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
(In Thousands, Except Share And Per Share Data)	2023	2022
ASSETS:
Noninterest-bearing balances	$32,265	$27,390
Interest-bearing balances in other financial institutions	12,596	12,943
Total cash and cash equivalents	44,861	40,333

Investment debt securities, available for sale, at fair value	186,626	193,673
Investment equity securities, at fair value	1,143	1,142
Restricted investment in bank stock	24,438	19,171
Loans held for sale	3,049	3,298
Loans	1,769,403	1,639,731
Allowance for credit losses	(11,592)	(15,637)
Loans, net	1,757,811	1,624,094
Premises and equipment, net	31,180	31,844
Accrued interest receivable	9,498	9,481
Bank-owned life insurance	33,524	34,452
Investment in limited partnerships	8,402	8,656
Goodwill	16,450	16,450
Intangibles	260	327
Operating lease right-of-use asset	2,586	2,651
Deferred tax asset	6,332	6,868
Other assets	9,159	7,640
TOTAL ASSETS	$2,135,319	$2,000,080

LIABILITIES:
Interest-bearing deposits	$1,077,820	$1,037,397
Noninterest-bearing deposits	475,937	519,063
Total deposits	1,553,757	1,556,460

Short-term borrowings	180,410	153,349
Long-term borrowings	202,692	102,783
Accrued interest payable	2,129	603
Operating lease liability	2,642	2,708
Other liabilities	19,287	16,512
TOTAL LIABILITIES	1,960,917	1,832,415

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $5.55, 22,500,000 shares authorized; 7,573,713 and 7,566,810 shares issued; 7,063,488 and 7,056,585 outstanding	42,077	42,039
Additional paid-in capital	54,869	54,252
Retained earnings	104,104	98,147
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(9,753)	(9,819)
Defined benefit plan	(4,080)	(4,139)
Treasury stock at cost, 510,225 shares	(12,815)	(12,815)
TOTAL SHAREHOLDERS' EQUITY	174,402	167,665
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,135,319	$2,000,080

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share And Per Share Data)	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$19,846	$13,620	$37,851	$26,658
Investment securities:
Taxable	1,287	864	2,505	1,601
Tax-exempt	118	194	296	358
Dividend and other interest income	642	506	1,105	842
TOTAL INTEREST AND DIVIDEND INCOME	21,893	15,184	41,757	29,459
INTEREST EXPENSE:
Deposits	4,851	710	8,223	1,498
Short-term borrowings	2,232	2	3,672	3
Long-term borrowings	1,424	625	2,178	1,258
TOTAL INTEREST EXPENSE	8,507	1,337	14,073	2,759
NET INTEREST INCOME	13,386	13,847	27,684	26,700
(Recovery) provision losses on loans	(614)	330	(605)	480
(Recovery) provision for off balance sheet credit exposures	(566)	—	(504)	—
TOTAL (RECOVERY) PROVISION FOR CREDIT LOSSES	(1,180)	330	(1,109)	480
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	14,566	13,517	28,793	26,220
NON-INTEREST INCOME:
Service charges	516	509	1,012	1,004
Net debt securities losses, available for sale	(19)	(10)	(80)	(12)
Net equity securities (losses) gains	(20)	(44)	1	(103)
Bank-owned life insurance	166	161	722	331
Gain on sale of loans	244	266	475	611
Insurance commissions	115	107	280	277
Brokerage commissions	141	158	306	358
Loan broker commissions	317	371	487	912
Debit card income	340	391	675	736
Other	222	228	401	435
TOTAL NON-INTEREST INCOME	2,022	2,137	4,279	4,549
NON-INTEREST EXPENSE:
Salaries and employee benefits	6,312	6,141	12,488	12,405
Occupancy	772	740	1,638	1,650
Furniture and equipment	790	746	1,636	1,638
Software amortization	173	219	356	472
Pennsylvania shares tax	279	396	527	785
Professional fees	906	582	1,594	1,120
Federal Deposit Insurance Corporation deposit insurance	452	228	697	430
Marketing	272	220	427	284
Intangible amortization	32	41	67	85
Other	1,441	1,107	2,897	2,558
TOTAL NON-INTEREST EXPENSE	11,429	10,420	22,327	21,427
INCOME BEFORE INCOME TAX PROVISION	5,159	5,234	10,745	9,342
INCOME TAX PROVISION	988	1,003	1,916	1,679
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS'	$4,171	$4,231	$8,829	$7,663
EARNINGS PER SHARE - BASIC	$0.59	$0.60	$1.25	$1.08
EARNINGS PER SHARE - DILUTED	$0.59	$0.60	$1.25	$1.08
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,062,018	7,059,045	7,060,218	7,065,772
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,062,018	7,059,045	7,060,218	7,065,772
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Net Income	$4,171	$4,231	$8,829	$7,663
Other comprehensive (loss) income:
Net unrealized (loss) gain on available for sale securities	(2,329)	(3,995)	4	(10,892)
Tax effect	489	839	(1)	2,287
Net realized loss on available for sale securities included in net income	19	10	80	12
Tax effect	(4)	(2)	(17)	(2)
Amortization of unrecognized pension loss	37	18	74	35
Tax effect	(7)	(4)	(15)	(8)
Total other comprehensive (loss) income	(1,795)	(3,134)	125	(8,568)
Comprehensive income (loss)	$2,376	$1,097	$8,954	$(905)

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, March 31, 2023	7,570,086	$42,057	$54,572	$102,194	$(12,038)	$(12,815)	$173,970
Net income				4,171			4,171
Other comprehensive loss					(1,795)		(1,795)
Stock-based compensation			233				233
Dividends declared ($0.32 per share)				(2,261)			(2,261)
Common shares issued for employee stock purchase plan	830	4	14				18
Director Compensation Plan	2,797	16	50				66
Balance, June 30, 2023	7,573,713	$42,077	$54,869	$104,104	$(13,833)	$(12,815)	$174,402

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, March 31, 2022	7,554,567	$41,969	$54,191	$90,928	$(6,546)	$(12,115)	$168,427
Net income				4,231			4,231
Other comprehensive loss					(3,134)		(3,134)
Stock-based compensation			453				453
Cash settlement of options			(1,074)				(1,074)
Dividends declared ($0.32 per share)				(2,256)			(2,256)
Common shares issued for employee stock purchase plan	1,023	6	17				23
Director Compensation Plan	3,575	20	64				84
Purchase of treasury stock (30,000 shares)						(700)	(700)
Balance, June 30, 2022	7,559,165	$41,995	$53,651	$92,903	$(9,680)	$(12,815)	$166,054

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

Six months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2022	7,566,810	$42,039	$54,252	$98,147	$(13,958)	$(12,815)	$167,665
Cumulative effect of adoption of ASU 2016-13				1,647			1,647
Net income				8,829			8,829
Other comprehensive income					125		125
Stock-based compensation			486				486
Dividends declared ($0.64 per share)				(4,519)			(4,519)
Common shares issued for employee stock purchase plan	1,684	9	30				39
Director Compensation Plan	5,219	29	101				130
Balance, June 30, 2023	7,573,713	$42,077	$54,869	$104,104	$(13,833)	$(12,815)	$174,402

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2021	7,550,272	$41,945	$53,795	$89,761	$(1,112)	$(12,115)	$172,274
Net income				7,663			7,663
Other comprehensive loss					(8,568)		(8,568)
Stock-based compensation			768				768
Cash settlement of options			(1,074)				(1,074)
Dividends declared ($0.64 per share)				(4,521)			(4,521)
Common shares issued for employee stock purchase plan	1,903	11	33				44
Director Compensation Plan	6,990	39	129				168
Purchase of treasury stock ( shares)						(700)	(700)
Balance, June 30, 2022	7,559,165	$41,995	$53,651	$92,903	$(9,680)	$(12,815)	$166,054

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2023	2022
OPERATING ACTIVITIES:
Net Income	$8,829	$7,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,608	1,833
Write down of leasehold improvements	—	254
Amortization of intangible assets	67	85
(Recovery) provision for credit losses	(1,109)	480
Stock based compensation	486	768
Accretion and amortization of investment security discounts and premiums	281	655
Net securities losses, available for sale	80	12
Originations of loans held for sale	(16,843)	(21,248)
Proceeds of loans held for sale	17,567	21,727
Gain on sale of loans	(475)	(611)
Net equity securities (gains) losses	(1)	103
Security trades payable	520	896
Earnings on bank-owned life insurance	(722)	(331)
Decrease (increase) in deferred tax asset	518	(458)
Other, net	4,199	(1,453)
Net cash provided by operating activities	15,005	10,375
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	22,725	—
Proceeds from calls and maturities of available for sale securities	8,429	7,500
Purchases of available for sale securities	(24,384)	(43,812)
Net increase in loans	(133,213)	(97,345)
Acquisition of premises and equipment	(334)	(157)
Proceeds from the sale of premises and equipment	—	137
Proceeds from the sale of foreclosed assets	—	46
Purchase of bank-owned life insurance	(6)	(18)
Proceeds from bank-owned life insurance death benefit	1,656	2
Investment in limited partnership	—	(554)
Proceeds from redemption of regulatory stock	18,783	4,385
Purchases of regulatory stock	(24,050)	(3,312)
Net cash used for investing activities	(130,394)	(133,128)
FINANCING ACTIVITIES:
Net increase (decrease) in interest-bearing deposits	40,423	(61,664)
Net (decrease) increase in noninterest-bearing deposits	(43,126)	29,928
Proceeds from long-term borrowings	110,000	—
Repayment of long-term borrowings	(10,000)	(13,000)
Net increase (decrease) in short-term borrowings	27,061	(283)
Finance lease principal payments	(91)	(89)
Dividends paid	(4,519)	(4,521)
Issuance of common stock	169	212
Purchases of treasury stock	—	(700)
Net cash provided by (used for) financing activities	119,917	(50,117)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,528	(172,870)
CASH AND CASH EQUIVALENTS, BEGINNING	40,333	263,862
CASH AND CASH EQUIVALENTS, ENDING	$44,861	$90,992

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$12,547	$2,958
Income taxes paid	2,048	1,121
Non-cash investing and financing activities:
Transfer of loans to foreclosed real estate	—	97

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

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component shown net of tax and parenthesis indicating debits, as of June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(In Thousands)	Net Unrealized (Loss) Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(7,928)	$(4,110)	$(12,038)	$(3,074)	$(3,472)	$(6,546)
Other comprehensive loss before reclassifications	(1,840)	—	(1,840)	(3,156)	—	(3,156)
Amounts reclassified from accumulated other comprehensive loss	15	30	45	8	14	22
Net current-period other comprehensive (loss) income	(1,825)	30	(1,795)	(3,148)	14	(3,134)
Ending balance	$(9,753)	$(4,080)	$(13,833)	$(6,222)	$(3,458)	$(9,680)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(In Thousands)	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(9,819)	$(4,139)	$(13,958)	$2,373	$(3,485)	$(1,112)
Other comprehensive income (loss) before reclassifications	3	—	3	(8,605)	—	(8,605)
Amounts reclassified from accumulated other comprehensive gain	63	59	122	10	27	37
Net current-period other comprehensive income (loss)	66	59	125	(8,595)	27	(8,568)
Ending balance	$(9,753)	$(4,080)	$(13,833)	$(6,222)	$(3,458)	$(9,680)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of June 30, 2023 and 2022 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Net unrealized loss on available for sale securities	$(19)	$(10)	Net debt securities (losses) gains, available for sale
Income tax effect	4	2	Income tax provision
Total reclassifications for the period	$(15)	$(8)

Net unrecognized pension costs	$(37)	$(18)	Other non-interest expense
Income tax effect	7	4	Income tax provision
Total reclassifications for the period	$(30)	$(14)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Six months ended June 30, 2023	Six months ended June 30, 2022
Net unrealized losses on available for sale securities	$(80)	$(12)	Net debt securities losses, available for sale
Income tax effect	17	2	Income tax provision
Total reclassifications for the period	$(63)	$(10)

Net unrecognized pension costs	$(74)	$(35)	Other non-interest expense
Income tax effect	15	8	Income tax provision
Total reclassifications for the period	$(59)	$(27)
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

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 1,003,000 stock options, with an average exercise price of $25.56, outstanding on June 30, 2023. These options were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $25.10 for the period being less than the strike price. There were a total of 919,250 stock options, with an average exercise price of $25.36 that were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $23.78 being less than the strike price for the period ending June 30, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average common shares issued	7,572,243	7,557,402	7,570,443	7,555,113
Weighted average treasury stock shares	(510,225)	(498,357)	(510,225)	(489,341)
Weighted average common shares outstanding - basic and diluted	7,062,018	7,059,045	7,060,218	7,065,772

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
U.S. Government and agency securities	$4,001	$—	$(116)	$3,885
Mortgage-backed securities	9,710	—	(380)	9,330
State and political securities	135,251	22	(7,794)	127,479
Other debt securities	50,009	—	(4,077)	45,932
Total debt securities	$198,971	$22	$(12,367)	$186,626

Investment equity securities:
Equity securities	$1,350	$—	$(207)	$1,143

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
U.S. Government and agency securities	$3,002	$—	$(106)	$2,896
Mortgage-backed securities	1,496	—	(214)	1,282
State and political securities	151,426	157	(8,774)	142,809
Other debt securities	50,178	58	(3,550)	46,686
Total debt securities	$206,102	$215	$(12,644)	$193,673

Investment equity securities:
Equity securities	$1,350	$—	$(208)	$1,142

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at June 30, 2023 and December 31, 2022.

	June 30, 2023
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
U.S. Government and agency securities	$2,940	$(58)	$945	$(58)	$3,885	$(116)
Mortgage-backed securities	8,057	(173)	1,264	(207)	9,321	(380)
State and political securities	43,028	(1,456)	81,127	(6,338)	124,155	(7,794)
Other debt securities	5,363	(267)	40,569	(3,810)	45,932	(4,077)
Total debt securities	$59,388	$(1,954)	$123,905	$(10,413)	$183,293	$(12,367)

	December 31, 2022
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
U.S. Government and agency securities	$2,896	$(106)	$—	$—	$2,896	$(106)
Mortgage-backed securities	—	—	1,282	(214)	1,282	(214)
State and political securities	95,444	(4,797)	36,283	(3,977)	131,727	(8,774)
Other debt securities	16,896	(664)	25,144	(2,886)	42,040	(3,550)
Total debt securities	$115,236	$(5,567)	$62,709	$(7,077)	$177,945	$(12,644)

At June 30, 2023, there were a total of 62 securities in a continuous unrealized loss position for less than twelve months and 171 individual securities that were in a continuous unrealized loss position for twelve months or greater. No credit losses occurred for the period ended June 30, 2023.

The Company reviews its position quarterly and has determined that, at June 30, 2023, the declines outlined in the above table represent temporary non-credit declines and the Company does not intend to sell, and does not believe it will be required to sell, these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not credit-related but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$32,438	$31,949
Due after one year to five years	96,817	90,609
Due after five years to ten years	62,073	56,741
Due after ten years	7,643	7,327
Total	$198,971	$186,626

Total gross proceeds from sales of debt securities available for sale for the six months ended June 30, 2023 was $22,725,000, compared to $0 for the corresponding 2022 period.

The following table represents gross realized gains and losses from the sales of debt securities available for sale:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Available for sale (AFS):
Gross realized gains:
State and political securities	$91	$13	$145	$14

Gross realized losses:
State and political securities	$(110)	$(23)	$(225)	$(26)

Investment securities with a carrying value of approximately $100,631,000 and $154,946,000 at June 30, 2023 and December 31, 2022, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At June 30, 2023 and December 31, 2022, we had $1,143,000 and $1,142,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Net (losses) gains recognized in equity securities during the period	$(20)	$(44)	$1	$(103)
Less: Net gains realized on the sale of equity securities during the period	—	—	—	—
Unrealized (losses) gains recognized in equity securities held at reporting date	$(20)	$(44)	$1	$(103)

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

The following table presents the related aging categories of loans, by class, as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Past Due			Past Due 90
	30 To 89			Days Or More
(In Thousands)	Days	Current	Total	& Still Accruing
Commercial, financial, and agricultural	$270	$207,871	$208,174	$33
Real estate mortgage:
Residential	2,578	740,186	743,705	941
Commercial	2,513	515,200	517,713	—
Construction	15	53,471	53,486	—
Consumer automobile loans	1,832	232,985	234,956	139
Other consumer installment loans	126	9,988	10,121	7
	$7,334	$1,759,701	1,768,155	$1,120
Net deferred loan fees and discounts			1,248
Allowance for credit losses			(11,592)
Loans, net			$1,757,811

	December 31, 2022
	Past Due	Past Due 90
	30 To 89	Days Or More	Non-
(In Thousands)	Days	& Still Accruing	Accrual	Current	Total
Commercial, financial, and agricultural	$94	$—	$432	$189,935	$190,461
Real estate mortgage:
Residential	5,472	1,120	524	701,093	708,209
Commercial	2,564	60	2,659	495,349	500,632
Construction	511	—	—	42,797	43,308
Consumer automobile loans	2,089	80	—	183,943	186,112
Other consumer installment loans	152	15	—	10,194	10,361
	$10,882	$1,275	$3,615	$1,623,311	1,639,083
Net deferred loan fees and discounts					648
Allowance for loan losses					(15,637)
Loans, net					$1,624,094

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

The following table presents the components of the ACL as of June 30, 2023:

June 30,
(In Thousands)	2023
ACL - loans	$11,592
ACL - off balance sheet credit exposure	1,199
Total ACL	$12,791

Non-accrual Loans

	June 30, 2023			December 31, 2022
	Non-accrual Loans
(In Thousands)	With a Related ACL	Without a Related ACL	Total	Total Non-accrual loans
Commercial, financial, and agricultural	$—	$422	$422	$432
Real estate mortgage:
Residential	26	272	298	524
Commercial	975	1,461	2,436	2,659
Construction	—	—	—	—
Consumer automobile	—	—	—	—
Other consumer installment loans	—	—	—	—
	$1,001	$2,155	$3,156	$3,615

Total interest income recorded on non-accrual loans at June 30, 2023 totaled $66,000.

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of December 31, 2022:

	December 31, 2022
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$295	$295	$—
Real estate mortgage:
Residential	3,388	3,388	—
Commercial	2,588	2,588	—
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	6,271	6,271	—
With an allowance recorded:
Commercial, financial, and agricultural	403	403	4
Real estate mortgage:
Residential	933	933	111
Commercial	3,607	3,607	827
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	19	—	19
	4,962	4,943	961
Total:
Commercial, financial, and agricultural	698	698	4
Real estate mortgage:
Residential	4,321	4,321	111
Commercial	6,195	6,195	827
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	19	—	19
	$11,233	$11,214	$961

The following table presents outstanding loan balances of collateral-dependent loans by class as of June 30, 2023:

(In Thousands)	Real estate	Other*	Unsecured**	Total
Real estate mortgage:
Residential	$244	$—	$—	$244
Commercial	95	1,225	332	1,652
Total	$339	$1,225	$332	$1,896
* 90% of loan balances guaranteed by USDA remaining 10% is unsecured
** Loan considered unsecured due to lien position on property

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and six months ended June 30, 2022:

	Three Months Ended June 30,
	2022
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$758	$5	$—
Real estate mortgage:
Residential	4,773	48	—
Commercial	7,446	49	—
Construction	32	—	—
Consumer automobile	7	1	—
Other consumer installment loans	19	—	—
	$13,035	$103	$—

	Six Months Ended June 30,
	2022
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$801	$10	$—
Real estate mortgage:
Residential	4,866	94	—
Commercial	7,605	101	—
Construction	56	1	—
Consumer automobile	5	1	—
Other consumer installment loans	19	—	—
	$13,352	$207	$—

Loan Modifications

On January 1, 2023, the Corporation adopted ASU 2022-02. Loan modifications reported below do not include modifications with insignificant payment delays. ASU 2022-02 lists the following factors when considering if the loan modification has insignificant payment delays: (1) the amount of the restructured payments subject to the delay is insignificant relative to the unpaid principal or collateral value of the debt and will result in an insignificant shortfall in the contractual amount due, and (2) the delay in timing of the restructured payment period is insignificant relative to the frequency of payments due under the debt, the debt’s original contractual maturity or the debt’s original expected duration.

The ACL incorporates an estimate of lifetime expected credit losses and is recorded upon asset origination or acquisition. The starting point for the estimate of the ACL is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Corporation uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made on the date of a modification.

There were no loan modifications completed during the three and six months ended June 30, 2023.

There were no loan modifications considered to be TDRs completed during the three and six months ended June 30, 2022.

There were no loan modifications made during the twelve months prior to June 30, 2023 that defaulted during the six months ended June 30, 2023. There were no loan modifications considered to be a TDR made during the twelve months previous to June 30, 2022 that defaulted during the six months ended June 31, 2022.

Loans considered modifications amounted to $7,087,000 and $7,468,000 as of June 30, 2023 and December 31, 2022, respectively.

The amount of foreclosed residential real estate held at June 30, 2023 and December 31, 2022, totaled $2,112,000 and $950,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2023 and December 31, 2022, totaled $456,000 and $890,000, respectively.

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

To help ensure that credit ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Banks have a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the pass category unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  An external semi-annual loan review of large commercial relationships is performed, as well as a sample of smaller transactions. The 2023 loan review will evaluate 55% of the Banks' average outstanding commercial portfolio which can consist of outstanding loans, commercial real estate mortgages and outstanding commitments. Detailed reviews, including plans for resolution, are performed on loans classified as substandard, doubtful, or loss on a quarterly basis.

The following table presents the credit quality categories identified above as of June 30, 2023 and December 31, 2022:

	June 30, 2023
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial, financial, and agricultural
Pass	$22,833	$57,575	$43,386	$34,212	$7,664	$10,040	$31,205	$126	$207,041
Special Mention	—	—	—	—	—	58	—	—	58
Substandard or Lower	—	—	—	—	—	5	399	671	1,075
	$22,833	$57,575	$43,386	$34,212	$7,664	$10,103	$31,604	$797	$208,174

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate mortgage:
Residential
Pass	$72,751	$219,710	$122,575	$72,789	$47,250	$38,553	$49,094	$118,722	$741,444
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	2,186	—	75	2,261
	$72,751	$219,710	$122,575	$72,789	$47,250	$40,739	$49,094	$118,797	$743,705

Current period gross write offs	$—	$—	$—	$—	$—	$9	$72	$—	$81

Commercial
Pass	$29,431	$102,217	$137,700	$52,157	$26,535	$153,447	$8,465	$620	$510,572
Special Mention	—	—	178	—	—	48	—	—	226
Substandard or Lower	—	—	—	—	63	6,815	—	37	6,915
	$29,431	$102,217	$137,878	$52,157	$26,598	$160,310	$8,465	$657	$517,713

Current period gross write offs	$136	$—	$—	$—	$—	$3	$—	$—	$139

Construction
Pass	$15,104	$16,649	$14,778	$1,450	$598	$4,547	$267	$—	$53,393
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	93	—	—	93
	$15,104	$16,649	$14,778	$1,450	$598	$4,640	$267	$—	$53,486

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Automobile
Pass	$80,745	$92,319	$24,538	$20,011	$10,391	$6,952	$—	$—	$234,956
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$80,745	$92,319	$24,538	$20,011	$10,391	$6,952	$—	$—	$234,956

Current period gross write offs	$58	$125	$65	$76	$—	$6	$—	$—	$330

Installment loans to individuals
Pass	$1,677	$2,707	$1,460	$623	$465	$3,143	$—	$46	$10,121
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$1,677	$2,707	$1,460	$623	$465	$3,143	$—	$46	$10,121

Current period gross write offs	$108	$5	$21	$—	$3	$6	$13	$11	$167

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

Activity in the allowance is presented for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$3,862	$1,412	$3,481	$184	$2,113	$682	$—	$11,734
Charge-offs	—	(3)	(136)	—	(237)	(79)	—	(455)
Recoveries	856	1	22	—	27	21	—	927
Provision	(1,699)	(332)	824	(6)	543	56	—	(614)
Ending Balance	$3,019	$1,078	$4,191	$178	$2,446	$680	$—	$11,592

	Three Months Ended June 30, 2022
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,936	$4,801	$5,215	$197	$1,376	$114	$384	$14,023
Charge-offs	—	(15)	—	—	(48)	(43)	—	(106)
Recoveries	41	42	1	28	13	21	—	146
Provision	131	(10)	179	(26)	(34)	18	72	330
Ending Balance	$2,108	$4,818	$5,395	$199	$1,307	$110	$456	$14,393

t	Six Months Ended June 30, 2023
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,914	$5,061	$6,110	$188	$1,617	$109	$638	$15,637
Impact of adopting ASC 326	2,656	(3,893)	(2,660)	(96)	240	602	(638)	(3,789)
Charge-offs	—	(81)	(139)	—	(330)	(167)	—	(717)
Recoveries	961	3	25	—	39	38	—	1,066
Provision	(2,512)	(12)	855	86	880	98	—	(605)
Ending Balance	$3,019	$1,078	$4,191	$178	$2,446	$680	$—	$11,592

	Six Months Ended June 30, 2022
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,946	$4,701	$5,336	$179	$1,411	$111	$492	$14,176
Charge-offs	—	(15)	(155)	—	(177)	(103)	—	(450)
Recoveries	45	45	2	28	22	45	—	187
Provision	117	87	212	(8)	51	57	(36)	480
Ending Balance	$2,108	$4,818	$5,395	$199	$1,307	$110	$456	$14,393

The shift in allocation and the changes in the provision for credit losses are primarily due to changes in the credit metrics within the loan portfolio coupled with the adoption of CECL on January 1, 2023. The increase in provision for the three and six month periods ended June 30, 2023 for consumer auto was loan volume driven. The decrease in provision for the three and six month periods ended June 30, 2023 for commercial, financial, and agricultural was the result of improving credit metrics coupled with a large recovery during the three month period ended June 30, 2023 which effected the historical loss rate calculations. The increase in provision for the three and six month periods ended June 30, 2023 for commercial real estate was primarily the result of growth within this segment of the loan portfolio.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at June 30, 2023 and 2022:

	June 30,
	2023	2022
Owners of residential rental properties	18.79%	19.65%
Owners of commercial rental properties	14.80%	16.11%

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

The following sets forth the components of the net periodic expense/(gain) of the domestic non-contributory defined benefit plan for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Interest cost	$198	$138	$396	$276
Expected return on plan assets	(326)	(413)	(652)	(825)
Amortization of net loss	37	18	74	35
Net periodic benefit	$(91)	$(257)	$(182)	$(514)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2022, that it does not expect to contribute to its defined benefit plan in 2023.  As of June 30, 2023, there were no contributions made to the pension plan.

Note 8.  Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,500,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the six months ended June 30, 2023 and 2022, there were 1,684 and 1,903 shares issued under the Plan, respectively, for total proceeds of $39,000 and $44,000.

The Company maintains the 2020 Non-Employee Director Compensation Plan ("Director Plan"). Under this Director Plan, non-employee directors who have not attained specified stock ownership levels are required to receive a portion of their annual compensation in the form of common stock (currently 50% of total annual compensation), with the ability to elect to receive up to 100% of annual compensation in the form of common stock by making a written election prior to the calendar year to which the compensation relates. The Director Plan allows for up to 100,000 shares to be issued. As of June 30, 2023, the Company has issued a total of 39,850 shares of common stock to non-employee directors under the Director Plan in lieu of otherwise payable cash compensation with 5,219 and 6,990 shares issued, respectively, with an associated expense of $130,000 and $168,000 during the three months ended June 30, 2023 and 2022.

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

Financial instruments whose contract amounts represent credit risk are as follows at June 30, 2023 and December 31, 2022:

(In Thousands)	June 30, 2023	December 31, 2022
Commitments to extend credit	$159,795	$169,365
Standby letters of credit	9,750	9,915
Credit exposure from the sale of assets with recourse	7,358	7,358
	$176,903	$186,638
Allowance for credit losses	$1,199	$143

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2023 and December 31, 2022, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,885	$—	$3,885
Mortgage-backed securities	—	9,330	—	9,330
State and political securities	—	127,479	—	127,479
Other debt securities	—	45,932	—	45,932
Investment equity securities:
Equity securities	1,143	—	—	1,143

	December 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$2,896	$—	$2,896
Mortgage-backed securities	—	1,282	—	1,282
State and political securities	—	142,809	—	142,809
Other debt securities	—	46,686	—	46,686
Investment equity securities:
Equity securities	1,142	—	—	1,142

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral dependent loans	$—	$—	$1,564	$1,564
Other real estate owned	—	—	83	83

	December 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$1,923	$1,923
Other real estate owned	—	—	83	83

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$1,564	Appraisal of collateral (1)	Appraisal adjustments (1)	(10)% to (24)%	(22)%
Other real estate owned	$83	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2022
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$1,923	Appraisal of collateral (1)	Appraisal adjustments (1)	0% to (34)%	(14)%
Other real estate owned	$83	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at June 30, 2023 and December 31, 2022:

	Carrying	Fair	Fair Value Measurements at June 30, 2023
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Loans held for sale (1)	$3,049	$3,049	$3,049	$—	$—
Loans, net	1,757,811	1,723,329	—	—	1,723,329

Financial liabilities:
Time deposits & brokered deposits	313,402	307,435	—	—	307,435
Short-term borrowings	180,410	180,410	180,410	—	—
Long-term borrowings	202,692	198,834	—	—	198,834
(1) The financial instrument is carried at cost at, June 30, 2023 which approximate the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2022
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Loans held for sale (1)	$3,298	$3,298	$3,298	$—	$—
Loans, net	1,624,094	1,594,073	—	—	1,594,073

Financial liabilities:
Time deposits & brokered deposits	146,282	137,559	—	—	137,559
Short-term borrowings	153,349	153,349	153,349	—	—
Long-term borrowings	102,783	99,118	—	—	99,118
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

As of January 1, 2023, the Company had a total of 914,000 stock options outstanding. During the six months ended as of June 30, 2023, the Company issued 89,000 stock options with a strike price of $27.77 to a group of employees. The options granted in 2023 all expire ten years from the grant date. Of the 89,000 grants awarded in 2023, 59,500 of the options vest in three years while the 29,500 remaining options vest in five years.

Stock options outstanding as of June 30, 2023 are presented below:

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

	June 30, 2023
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

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for stock options granted for the six months ended June 30, 2023:

Six months ended June 30,
2023
Risk-free interest rate	3.76%
Expected volatility	31%
Expected Annual dividend	$1.28
Expected life	6.84 years
Weighted average grant date fair value per option	$6.11

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense related to stock options was $233,000 and $486,000 for the three and six months ended June 30, 2023 compared to $453,000 and $768,000 for the same periods of 2022. As of June 30, 2023, a total of 224,900 stock options were exercisable and the weighted average years to expiration of these options was 6.19 years. Total unrecognized compensation cost for non-vested options was $1,673,000 and will be recognized over their weighted average remaining vesting period of 1.15 years.

Note 13.  Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to current period presentations. Such reclassifications had no effect on net income or shareholders’ equity

CAUTIONARY STATEMENT FOR PURPOSES OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact.  The Company cautions readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:  (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the  increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effects of external events, including natural disasters, national or global health emergencies, and events of armed conflict in other countries; or (vi) the effect of changes in the business cycle and downturns in the local, regional or national economies, including the effects of inflation,; and (vii) the Risk Factors identified in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and in other filings made by the Company under the Securities Exchange Act of 1934.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS SUMMARY

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

Summary Results

Net income for the three and six months ended June 30, 2023 was $4.2 million and $8.8 million, compared to $4.2 million and $7.7 million for the same periods of 2022. Results for the three and six months ended June 30, 2023 compared to 2022 were impacted by a decrease in after-tax securities losses of $12,000 (from a loss of $43,000 to a loss of $31,000) for the three month period and a decrease in after-tax securities losses of $29,000 (from a loss of $91,000 to a loss of $62,000) for the six month period. In addition, bank-owned life insurance income increased due to a gain on death benefit of $380,000 during the six months ended June 30, 2023, while an after-tax loss of $201,000 related to a branch closure negatively impacted the six months ended June 30, 2022. The provision for credit losses decreased $1.5 million and $1.6 million for the three and six months ended June 30, 2023 due primarily to a recovery for credit losses for the three and six months end June 30, 2023 of $1.2 million and $1.1 million, respectively, relating to a commercial loan compared to a provision of $330,000 and $480,000 for the 2022 periods. The decrease in the provision for credit losses also resulted from improving loan portfolio credit metrics and a minimal level of loan charge-offs.Basic and diluted earnings per share for the three and six months ended June 30, 2023 were $0.59 and $1.25. Basic and diluted earnings per share for the three and six months ended June 30, 2022 were $0.60 and $1.08. Annualized return on average assets was 0.80% for three months ended June 30, 2023, compared to 0.88% for the corresponding period of 2022. Annualized return on average assets was 0.86% for the six months ended June 30, 2023, compared to 0.80% for the corresponding period of 2022.Annualized return on average equity was 9.53% for the three months ended June 30, 2023, compared to 10.15% for the corresponding period of 2022. Annualized return on average equity was 10.37% for the six months ended June 30, 2023, compared to 9.20% for the corresponding period of 2022. Net income from core operations (“core earnings”), which is a non-generally accepted accounting principles (GAAP) measure of net income excluding net securities gains or losses, was $4.2 million and $8.9 million for the three and six months ended June 30, 2023 compared to $4.3 million and $7.8 million for the same periods of 2022. Core earnings per share for the three and six months ended June 30, 2023 was $0.60 and $1.26 basic and diluted, compared to $0.61 and $1.10 basic and diluted core earnings per share for the same periods of 2022.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP net income	$4,171	$4,231	$8,829	$7,663
Net securities losses, net of tax	31	43	62	91
Non-GAAP core earnings	$4,202	$4,274	$8,891	$7,754

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022
GAAP Return on average assets (ROA)	0.80%	0.88%		0.86%	0.80%
Net securities losses, net of tax	—%	0.01%	8	—%	0.01%
Non-GAAP core ROA	0.80%	0.89%		0.86%	0.81%

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
GAAP Return on average equity (ROE)		9.53%	10.15%	10.37%	9.20%
Net securities losses, net of tax		0.07%	0.10%	0.07%	0.11%
Non-GAAP core ROE	.	9.60%	10.25%	10.44%	9.31%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP Basic earnings per share (EPS)	$0.59	$0.60	$1.25	$1.08
Net securities losses, net of tax	0.01	0.01	0.01	0.02
Non-GAAP core operating EPS	$0.60	$0.61	$1.26	$1.10

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP Diluted EPS	$0.59	$0.60	$1.25	$1.08
Net securities losses, net of tax	0.01	0.01	0.01	0.02
Non-GAAP diluted core EPS	$0.60	$0.61	$1.26	$1.10

Interest and Dividend Income

Interest and dividend income for the three and six months ended June 30, 2023 increased $6,709,000 and $12,298,00 compared to the same periods of 2022. The increase in loan portfolio income was due to an increase in the average loan portfolio balance coupled with an increase in average rate earned on the portfolio.  Investment securities income has been impacted primarily by an increase in the average rate earned on the portfolio as lower yielding legacy investments matured. The increase in dividend and other interest income is due primarily to an increase in dividends received on FHLB restricted stock.

Interest and dividend income composition for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended
	June 30, 2023		June 30, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$19,846	90.65%	$13,620	89.70%	$6,226	45.71%
Investment securities:
Taxable	1,287	5.88	864	5.69	423	48.96
Tax-exempt	118	0.54	194	1.28	(76)	(39.18)
Dividend and other interest income	642	2.93	506	3.33	136	26.88
Total interest and dividend income	$21,893	100.00%	$15,184	100.00%	$6,709	44.18%

	Six Months Ended
	June 30, 2023		June 30, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$37,851	90.65%	$26,658	90.49%	$11,193	41.99%
Investment securities:
Taxable	2,505	6.00	1,601	5.43	904	56.46
Tax-exempt	296	0.71	358	1.22	(62)	(17.32)
Dividend and other interest income	1,105	2.64	842	2.86	263	31.24
Total interest and dividend income	$41,757	100.00%	$29,459	100.00%	$12,298	41.75%

Interest Expense

Interest expense for the three and six months ended June 30, 2023 increased $7,170,000 and $11,314,000 compared to the same periods of 2022. Interest-bearing deposit interest expense increased significantly due a time deposit gathering campaign that generated funding for the increase in the loan portfolio. In addition, competition for deposits along with the impact of the rising rate environment contributed to the increase in deposit interest expense. Brokered deposits have also been utilized as a funding source to supplement in market deposit gathering efforts. Short and long-term borrowing interest expenses increased as borrowings were utilized to fund a portion of the growth in the loan portfolio.

Interest expense composition for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended
	June 30, 2023		June 30, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$4,851	57.02%	$710	53.10%	$4,141	583.24%
Short-term borrowings	2,232	26.24	2	0.15	2,230	n/m
Long-term borrowings	1,424	16.74	625	46.75	799	127.84
Total interest expense	$8,507	100.00%	$1,337	100.00%	$7,170	536.28%

	Six Months Ended
	June 30, 2023		June 30, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$8,223	58.43%	$1,498	54.30%	$6,725	448.93%
Short-term borrowings	3,672	26.09	3	0.11	3,669	n/m
Long-term borrowings	2,178	15.48	1,258	45.59	920	73.13
Total interest expense	$14,073	100.00%	$2,759	100.00%	$11,314	410.08%

Net Interest Margin

The net interest margin for the three and six months ended June 30, 2023 was 2.77% and 2.92%, compared to 3.12% and 3.03% for the corresponding periods of 2022. The decrease in the net interest margin for the three and six month periods was driven by an increase in the rate paid on interest-bearing liabilities of 198 and 161 basis points ("bps"), respectively. The FOMC rate increases during 2022 and 2023 contributed to the increases in rate paid on interest-bearing liabilities as the rate paid on short-term borrowings increased 513 bps and 498 bps for the three and six month periods ended June 30, 2023 compared to the same periods of 2022. Short-term borrowings increased in volume and rate paid as this funding source was utilized to provide funding for the growth in the loan portfolio, resulting in an increase of $2,230,000 and $3,669,000 in expense for the three and six month periods ended June 30, 2023 compared to the same periods of 2022. The rate paid on interest-bearing deposits increased 158 and 127 bps for the three and six month periods ended June 30, 2023 compared to the corresponding periods of 2022 due to the FOMC rate actions and an increase in competition for deposits. The rates paid on time deposits significantly contributed to the increase in funding costs as rates paid for the three and six month periods ended June 30, 2023 compared to the same periods of 2022 increased 266 bps and 211 bps, respectively, as deposit gathering campaigns initiated in the latter part of 2022 continued throughout 2023. In addition, brokered deposit have been utilized to assist with the funding of the loan portfolio growth and contributed to the increase in time deposit funding costs. Partially offsetting the increase in funding cost was an increases in the yield on interest-earning assets and growth in the average balance of the earning asset portfolio. The average loan portfolio balance increased $291,207,000 and $278,882,000 for the three and six month periods, respectively, as the average yield on the portfolio increased 81 and 71 bps for the same periods resulting in loan interest income on a fully taxable equivalent basis increasing $6,254,000 and $11,250,000. The three and six month periods ended June 30, 2023 were impacted by an increase of 109 and 99 bps in the yield earned on the securities portfolio as legacy securities matured with the funds reinvested at higher rates.

The following is a schedule of average balances and associated yields for the three and six months ended June 30, 2023 and 2022:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$66,613	$461	2.78%	$52,886	$331	2.51%
All other loans	1,672,111	19,482	4.67%	1,394,631	13,358	3.84%
Total loans (2)	1,738,724	19,943	4.60%	1,447,517	13,689	3.79%

Federal funds sold	—	—	n/a	48,352	154	1.28%

Taxable securities	190,862	1,807	3.84%	154,484	1,048	2.75%
Tax-exempt securities (3)	23,310	150	2.61%	45,824	245	2.17%
Total securities	214,172	1,957	3.71%	200,308	1,293	2.62%

Interest-bearing balances in other financial institutions	9,961	122	4.91%	102,172	168	0.66%

Total interest-earning assets	1,962,857	22,022	4.50%	1,798,349	15,304	3.42%

Other assets	133,239			131,117

Total assets	$2,096,096			$1,929,466

Liabilities and shareholders’ equity:
Savings	$232,889	155	0.27%	$248,063	24	0.04%
Super Now deposits	271,438	913	1.35%	388,002	239	0.25%
Money market deposits	293,682	1,665	2.27%	304,636	210	0.28%
Time deposits	261,947	2,118	3.24%	164,301	237	0.58%
Total interest-bearing deposits	1,059,956	4,851	1.84%	1,105,002	710	0.26%

Short-term borrowings	169,723	2,232	5.27%	5,636	2	0.14%
Long-term borrowings	182,719	1,424	3.13%	112,901	625	2.22%
Total borrowings	352,442	3,656	4.16%	118,537	627	2.12%

Total interest-bearing liabilities	1,412,398	8,507	2.42%	1,223,539	1,337	0.44%

Demand deposits	484,607			518,467
Other liabilities	24,059			20,708
Shareholders’ equity	175,032			166,752

Total liabilities and shareholders’ equity	$2,096,096			$1,929,466
Interest rate spread (3)			2.08%			2.98%
Net interest income/margin (3)		$13,515	2.77%		$13,967	3.12%
1.    Information on this table has been calculated using average daily balance sheets to obtain average balances.
2.    Non-accrual loans have been included with loans for the purpose of analyzing net interest earnings.
3.    Income and rates on fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard tax rate of 21% and are reconciled to the equivalent GAAP measure below the tables.

	AVERAGE BALANCES AND INTEREST RATES
	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$65,669	$909	2.79%	$50,775	$639	2.54%
All other loans	1,636,798	37,133	4.57%	1,372,810	26,153	3.84%
Total loans (2)	1,702,467	38,042	4.51%	1,423,585	26,792	3.80%

Federal funds sold	—	—	n/a	49,171	247	1.01%

Taxable securities	186,168	3,386	3.67%	149,489	1,968	2.67%
Tax-exempt securities (3)	28,409	375	2.66%	43,416	453	2.12%
Total securities	214,577	3,761	3.53%	192,905	2,421	2.54%

Interest-bearing balances in other financial institutions	9,985	224	4.52%	129,704	228	0.35%

Total interest-earning assets	1,927,029	42,027	4.20%	1,795,365	29,688	3.34%

Other assets	132,561			128,624

Total assets	$2,059,590			$1,923,989

Liabilities and shareholders’ equity:
Savings	$238,067	275	0.23%	$244,528	46	0.04%
Super Now deposits	318,669	1,852	1.17%	379,496	434	0.23%
Money market deposits	291,719	2,945	2.04%	301,744	396	0.26%
Time deposits	225,414	3,151	2.82%	177,487	622	0.71%
Total interest-bearing deposits	1,073,869	8,223	1.54%	1,103,255	1,498	0.27%

Short-term borrowings	145,871	3,672	5.09%	5,416	3	0.11%
Long-term borrowings	151,169	2,178	2.91%	114,077	1,258	2.23%
Total borrowings	297,040	5,850	3.98%	119,493	1,261	2.13%

Total interest-bearing liabilities	1,370,909	14,073	2.07%	1,222,748	2,759	0.46%

Demand deposits	491,356			512,441
Other liabilities	27,050			22,184
Shareholders’ equity	170,275			166,616

Total liabilities and shareholders’ equity	$2,059,590			$1,923,989
Interest rate spread (3)			2.13%			2.88%
Net interest income/margin (3)		$27,954	2.92%		$26,929	3.03%
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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Total interest income	$21,893	$15,184	$41,757	$29,459
Total interest expense	8,507	1,337	14,073	2,759
Net interest income (GAAP)	13,386	13,847	27,684	26,700
Tax equivalent adjustment	129	120	270	229
Net interest income (fully taxable equivalent) (NON-GAAP)	$13,515	$13,967	$27,954	$26,929

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six months ended June 30,
	2023 vs. 2022			2023 vs. 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$92	$38	$130	$202	$68	$270
All other loans	2,935	3,189	6,124	5,521	5,459	10,980
Federal funds sold	(154)	—	(154)	(247)	—	(247)
Taxable investment securities	283	476	759	562	856	1,418
Tax-exempt investment securities	(138)	43	(95)	(179)	101	(78)
Interest bearing deposits	(272)	226	(46)	(1,497)	1,493	(4)
Total interest-earning assets	2,746	3,972	6,718	4,362	7,977	12,339

Interest expense:
Savings deposits	(2)	133	131	(1)	230	229
Super Now deposits	(93)	767	674	(80)	1,498	1,418
Money market deposits	(8)	1,463	1,455	(13)	2,562	2,549
Time deposits	216	1,665	1,881	211	2,318	2,529
Short-term borrowings	985	1,245	2,230	1,339	2,330	3,669
Long-term borrowings	480	319	799	474	446	920
Total interest-bearing liabilities	1,578	5,592	7,170	1,930	9,384	11,314
Change in net interest income	$1,168	$(1,620)	$(452)	$2,432	$(1,407)	$1,025

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

Although management believes it uses the best information available to make such determinations and that the allowance for credit losses is adequate at June 30, 2023, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for credit losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for credit losses decreased from $15,637,000 at December 31, 2022 to $11,592,000 at June 30, 2023. The decrease in allowance was primarily due to the adoption of CECL on January 1, 2023 coupled with net recoveries of $349,000 for the six months ended June 30 ,2023. At June 30, 2023 and December 31, 2022, the allowance for credit losses to total loans was 0.66% and 0.95%, respectively.

The three and six months ended June 30, 2023 had a recovery for credit losses of $1,180,000 and $1,109,000, respectively, compared to a provision for credit losses of $330,000 and $480,000 for the corresponding 2022 periods. The decrease in the provision for credit losses was the result of improving credit metrics and the adoption of CECL offset by loan portfolio growth.

Nonperforming loans decreased to $4,276,000 at June 30, 2023 from $4,890,000 at December 31, 2022. The majority of nonperforming loans involve loans that are either in a secured position and have sureties with a strong underlying financial position or have been classified as impaired and have a specific allocation recorded within the allowance for credit losses. The ratio of non-performing loans to total loans ratio decreased to 0.24% at June 30, 2023 from 0.34% at June 30, 2022 and as non-performing loans have decreased to $4,276,000 from $5,100,000 at June 30, 2022. Net loan recoveries of $349,000 for the six months ended June 30, 2023 impacted the allowance for credit losses, which was 0.66% of total loans at June 30 2023 compared to 0.97% at June 30, 2022.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
June 30, 2023	$1,120	$3,156	$4,276
March 31, 2023	1,215	3,551	4,766
December 31, 2022	1,275	3,615	4,890
September 30, 2022	1,161	4,582	5,743
June 30, 2022	421	4,679	5,100

Additional allowance for credit losses and net (charge-offs) recoveries information is presented by loan portfolio segment in the tables below. The six months ending June 30, 2023 was impacted by the CECL adoption reclassification entry disclosed in Note 6. Loans.

	June 30, 2023
	Amount of Allowance for Credit Losses Allocated	Total loans	Allowance for Credit Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$3,019	$208,174	1.45%	$961	$199,448	0.48%
Real estate mortgage:
Residential	1,078	743,705	0.14%	(78)	724,170	(0.01)%
Commercial	4,191	517,713	0.81%	(114)	509,033	(0.02)%
Construction	178	53,486	0.33%	—	46,540	—%
Consumer automobiles	2,446	234,956	1.04%	(291)	213,039	(0.14)%
Other consumer installment loans	680	10,121	6.72%	(129)	10,237	(1.26)%
	$11,592	$1,768,155	0.66%	$349	$1,702,467	0.02%

Total non-accrual loans outstanding	$3,156
Non-accrual loans to total loans outstanding	0.18%
Allowance for credit losses to non-accrual loans	367.30%

	December 31, 2022
	Amount of Allowance for Loan Losses Allocated	Total loans	Allowance for Loan Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$1,914	$190,461	1.00%	$165	$173,433	0.10%
Real estate mortgage:
Residential	5,061	708,209	0.71%	26	649,989	—%
Commercial	6,110	500,632	1.22%	(150)	466,526	(0.03)%
Construction	188	43,308	0.43%	29	44,968	0.06%
Consumer automobiles	1,617	186,112	0.87%	(328)	150,261	(0.22)%
Other consumer installment loans	109	10,361	1.05%	(191)	9,737	(1.96)%
Unallocated	638
	$15,637	$1,639,083	0.95%	$(449)	$1,494,914	(0.03)%

Total non-accrual loans outstanding	$3,615
Non-accrual loans to total loans outstanding	0.22%
Allowance for loan losses to non-accrual loans	432.56%

Non-interest Income

Total non-interest income for the three and six months ended June 30, 2023 compared to the same periods in 2022 decreased $115,000 and $270,000. Excluding net securities losses, non-interest income for the three and six months ended June 30, 2023 decreased $130,000 and $306,000 compared to the same periods in 2022. Gain on sale of loans and loan broker commissions decreased as the volume of loan sales has declined as a reduction in housing inventory and higher rates has reduced mortgage activity. Bank-owned life insurance increased due to a gain on death benefit of $380,000 recognized during the first quarter of 2023. Debit card income declined due to volume.

Non-interest income composition for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended
	June 30, 2023		June 30, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$516	25.52%	$509	23.82%	$7	1.38%
Net debt securities losses, available for sale	(19)	(0.94)	(10)	(0.47)	(9)	(90.00)
Net equity securities losses	(20)	(0.99)	(44)	(2.06)	24	54.55
Bank-owned life insurance	166	8.21	161	7.53	5	3.11
Gain on sale of loans	244	12.07	266	12.45	(22)	(8.27)
Insurance commissions	115	5.69	107	5.01	8	7.48
Brokerage commissions	141	6.97	158	7.39	(17)	(10.76)
Loan broker commissions	317	15.68	371	17.36	(54)	(14.56)
Debit card income	340	16.82	391	18.30	(51)	(13.04)
Other	222	10.97	228	10.66	(6)	(2.63)
Total non-interest income	$2,022	100.00%	$2,137	100.00%	$(115)	(5.38)%

	Six Months Ended
	June 30, 2023		June 30, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,012	23.65%	$1,004	22.07%	$8	0.80%
Net debt securities losses, available for sale	(80)	(1.87)	(12)	(0.26)	(68)	(566.67)
Net equity securities (losses) gains	1	0.02	(103)	(2.26)	104	100.97
Bank-owned life insurance	722	16.87	331	7.28	391	118.13
Gain on sale of loans	475	11.10	611	13.43	(136)	(22.26)
Insurance commissions	280	6.54	277	6.09	3	1.08
Brokerage commissions	306	7.15	358	7.87	(52)	(14.53)
Loan broker commissions	487	11.38	912	20.05	(425)	(46.60)
Debit card income	675	15.77	736	16.18	(61)	(8.29)
Other	401	9.39	435	9.55	(34)	(7.82)
Total non-interest income	$4,279	100.00%	$4,549	100.00%	$(270)	(5.94)%

Non-interest Expense

Total non-interest expense increased $1,009,000 and $900,000 for the three and six months ended June 30, 2023 compared to the same periods of 2022. The increase in salaries and employee benefits is attributable to the current employment environment and routine annual wage increases. Furniture and equipment expenses in addition to occupancy expenses have remained stable as increased maintenance costs have been offset by a decrease in the level of depreciation. Software amortization decreases are due to changes in software licensing costs. Marketing costs increased as a time deposit gathering campaign was initiated during the latter part of 2022 and throughout 2023. Pennsylvania shares tax decreased as tax credits were purchased and charitable contributions were made to organizations that resulted in the obtainment of tax credits. Professional fees increased primarily due to legal fees. FDIC insurance expense increased due an increase in the assessment rate.

Non-interest expense composition for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended
	June 30, 2023		June 30, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$6,312	55.23%	$6,141	58.93%	$171	2.78%
Occupancy	772	6.75	740	7.10	32	4.32
Furniture and equipment	790	6.91	746	7.16	44	5.90
Software amortization	173	1.51	219	2.10	(46)	(21.00)
Pennsylvania shares tax	279	2.44	396	3.80	(117)	(29.55)
Professional fees	906	7.93	582	5.59	324	55.67
Federal Deposit Insurance Corporation deposit insurance	452	3.95	228	2.19	224	98.25
Marketing	272	2.38	220	2.11	52	23.64
Intangible amortization	32	0.28	41	0.39	(9)	(21.95)
Other	1,441	12.62	1,107	10.63	334	30.17
Total non-interest expense	$11,429	100.00%	$10,420	100.00%	$1,009	9.68%

	Six Months Ended
	June 30, 2023		June 30, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$12,488	55.93%	$12,405	57.89%	$83	0.67%
Occupancy	1,638	7.34	1,650	7.70	(12)	(0.73)
Furniture and equipment	1,636	7.33	1,638	7.64	(2)	(0.12)
Software amortization	356	1.59	472	2.20	(116)	(24.58)
Pennsylvania shares tax	527	2.36	785	3.66	(258)	(32.87)
Professional fees	1,594	7.14	1,120	5.23	474	42.32
Federal Deposit Insurance Corporation deposit insurance	697	3.12	430	2.01	267	62.09
Marketing	427	1.91	284	1.33	143	50.35
Intangible amortization	67	0.30	85	0.40	(18)	(21.18)
Other	2,897	12.98	2,558	11.94	339	13.25
Total non-interest expense	$22,327	100.00%	$21,427	100.00%	$900	4.20%

Provision for Income Taxes

Income taxes decreased $15,000 and increased $237,000 for the three and six months ended June 30, 2023 compared to the same periods of 2022. The effective tax rate for the three and six months ended June 30, 2023 was 19.15% and 17.83% compared to 19.16% and 17.97% for the same periods of 2022. The Company currently is in a deferred tax asset position. A valuation allowance was established on the $1,810,000 of capital loss carryforwards as of December 31, 2022, which remained unchanged during the second quarter of 2023.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents increased $4,528,000 from $40,333,000 at December 31, 2022 to $44,861,000 at June 30, 2023, primarily as a result of the following activity during the six months ended June 30, 2023.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds being greater than loan originations, less $475,000 in realized gains, by $249,000 for the six months ended June 30, 2023.

Loans

Gross loans increased $129,672,000 since December 31, 2022 due primarily to an increase in both residential and commercial real estate mortgage categories in addition to consumer automobile loans.

The allocation of the loan portfolio, by category, as of June 30, 2023 and December 31, 2022 is presented below:

	June 30, 2023		December 31, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$208,174	11.77%	$190,461	11.62%	$17,713	9.30%
Real estate mortgage:
Residential	743,705	42.03	708,209	43.19	35,496	5.01%
Commercial	517,713	29.26	500,632	30.53	17,081	3.41%
Construction	53,486	3.02	43,308	2.64	10,178	23.50%
Consumer automobile loans	234,956	13.28	186,112	11.35	48,844	26.24%
Other consumer installment loans	10,121	0.57	10,361	0.63	(240)	(2.32)%
Net deferred loan fees and discounts	1,248	0.07	648	0.04	600	92.59%
Gross loans	$1,769,403	100.00%	$1,639,731	100.00%	$129,672	7.91%

Investments

The fair value of the investment debt securities portfolio at June 30, 2023 decreased $7,047,000 since December 31, 2022, while the amortized cost of the portfolio decreased $7,131,000.  The decrease in the investment portfolio amortized value occurred within the state and political segment of the portfolio as principal cash flow was partially reinvested with the majority of the cash flow funding loan portfolio growth. The mortgage-backed segment increased as bonds were purchased to provide future cash flow. The other debt segment balances remained constant and consists primarily of corporate bonds. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 84.02% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has remained flat at $1,350,000 for June 30, 2023 and December 31, 2022 while the fair value increased $1,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at June 30, 2023 follows:

	A- to AAA			B- to BBB+		C- to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost		Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
U.S. Government and agency securities	$1,503		$1,467	$—	$—	$—	$—	$2,498	$2,418	$4,001	$3,885
Mortgage-backed securities	9,710	7	9,330	—	—	—	—	—	—	9,710	9,330
State and political securities	131,164		123,481	—	—	—	—	4,087	3,998	135,251	127,479
Other debt securities	24,808		23,051	6,328	5,585	—	—	18,873	17,296	50,009	45,932
Total debt securities AFS	$167,185		$157,329	$6,328	$5,585	$—	$—	$25,458	$23,712	$198,971	$186,626

Financing Activities

Deposits

Total deposits decreased $2,703,000 from December 31, 2022 to June 30, 2023. Time deposits increased $88,275,000 over this period to a total of $226,224,000 as deposit gathering efforts focused on time deposits as customers sought a higher return on their deposit balances. Brokered deposits increased by $78,845,000 as usage provides an alternative to FHLB borrowings and supplemented funding loan portfolio growth. Core deposits (deposits less time deposits) declined as deposit balances flowed from noninterest-bearing and lower rate products into higher rate products such as time deposit accounts. Emphasis has been on increasing the utilization of electronic (internet and mobile) deposit banking among our customers. Utilization of internet and mobile banking products has increased due to these efforts coupled with a change in consumer behavior over the past several years.

Deposit balances and their changes for the periods being discussed follow:

	June 30, 2023		December 31, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$475,937	30.63%	$519,063	33.35%	$(43,126)	(8.31)%
NOW accounts	238,353	15.34	372,574	23.94	(134,221)	(36.03)
Money market deposits	296,957	19.11	270,589	17.38	26,368	9.74
Savings deposits	229,108	14.75	247,952	15.93	(18,844)	(7.60)
Time deposits	226,224	14.56	137,949	8.86	88,275	63.99
Brokered deposits	87,178	5.61	8,333	0.54	78,845	5.07
Total deposits	$1,553,757	100.00%	$1,556,460	100.00%	$(2,703)	(0.17)%

As of June 30, 2023 and December 31, 2022 the Company had $450,127,000 and $617,515,000, respectively, in uninsured deposits. Included in the total uninsured deposits is a concentration of public funds which were collateralized by the Banks in the amount of $89,929,000 and $180,252,000 at June 30, 2023 and December 31, 2022, respectively. Total uninsured deposits less collateralized public funds was $360,198,000 at June 30, 2023 and $437,263,000 at December 31, 2022.

Borrowed Funds

Total borrowed funds increased 49.57%, or $126,970,000, to $383,102,000 at June 30, 2023 compared to $256,132,000 at December 31, 2022. The increase in long term borrowings occurred as fixed rate borrowings were initiated to lock in interest rates and to reduce the usage of FHLB overnight borrowings. Short term FHLB borrowings were utilized to provide short term funding for the loan portfolio growth. Securities sold under agreements to repurchase have decreased as customers balances have decreased.

	June 30, 2023		December 31, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$125,621	32.79%	$148,195	57.86%	$(22,574)	(15.23)
Short-term FHLB borrowings	50,000	13.05	—	—	50,000	n/a
Securities sold under agreement to repurchase	4,789	1.25	5,154	2.01	(365)	(7.08)
Total short-term borrowings	180,410	47.09	153,349	59.87	27,061	17.65
Long-term borrowings:
Long-term FHLB borrowings	195,000	50.89	95,000	37.09	100,000	105.26
Long-term finance lease	7,692	2.01	7,783	3.04	(91)	(1.17)
Total long-term borrowings	202,692	52.91	102,783	40.13	99,909	97.20
Total borrowed funds	$383,102	100.00%	$256,132	100.00%	$126,970	49.57%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	June 30, 2023	December 31, 2022
Investment debt securities pledged, fair value	$7,285	$7,165
Repurchase agreements	4,789	5,154

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

The Company's capital ratios as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$172,025	9.695%	$165,346	9.973%
For Capital Adequacy Purposes	79,847	4.500	74,607	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	124,206	7.000	116,056	7.000
To Be Well Capitalized	115,334	6.500	107,766	6.500
Total Capital (to Risk-weighted Assets)
Actual	$184,983	10.425%	$181,127	10.925%
For Capital Adequacy Purposes	141,953	8.000	132,633	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	186,314	10.500	174,081	10.500
To Be Well Capitalized	177,442	10.000	165,791	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$172,025	9.695%	$165,346	9.973%
For Capital Adequacy Purposes	106,462	6.000	99,476	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	150,821	8.500	140,925	8.500
To Be Well Capitalized	141,949	8.000	132,635	8.000
Tier I Capital (to Average Assets)
Actual	$172,025	8.332%	$165,346	8.636%
For Capital Adequacy Purposes	82,585	4.000	76,585	4.000
To Be Well Capitalized	103,232	5.000	95,731	5.000

Jersey Shore State Bank's capital ratios as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$124,177	9.516%	$119,783	9.781%
For Capital Adequacy Purposes	58,722	4.500	55,109	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	91,345	7.000	85,725	7.000
To Be Well Capitalized	84,820	6.500	79,602	6.500
Total Capital (to Risk-weighted Assets)
Actual	$134,791	10.330%	$131,379	10.728%
For Capital Adequacy Purposes	104,388	8.000	97,971	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	137,009	10.500	128,587	10.500
To Be Well Capitalized	130,485	10.000	122,464	10.000
Tier I Capital (to Risk-weighted Assets)	-		-
Actual	$124,177	9.516%	$119,783	9.781%
For Capital Adequacy Purposes	78,296	6.000	73,479	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	110,919	8.500	104,095	8.500
To Be Well Capitalized	104,394	8.000	97,972	8.000
Tier I Capital (to Average Assets)
Actual	$124,177	8.155%	$119,783	8.383%
For Capital Adequacy Purposes	60,908	4.000	57,155	4.000
To Be Well Capitalized	76,135	5.000	71,444	5.000

Luzerne Bank's capital ratios as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$46,679	9.810%	$43,364	9.877%
For Capital Adequacy Purposes	21,412	4.500	19,757	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	33,308	7.000	30,733	7.000
To Be Well Capitalized	30,929	6.500	28,538	6.500
Total Capital (to Risk-weighted Assets)
Actual	$49,023	10.303%	$47,549	10.830%
For Capital Adequacy Purposes	38,065	8.000	35,124	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	49,960	10.500	46,100	10.500
To Be Well Capitalized	47,581	10.000	43,905	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$46,679	9.810%	$43,364	9.877%
For Capital Adequacy Purposes	28,550	6.000	26,342	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	40,446	8.500	37,318	8.500
To Be Well Capitalized	38,066	8.000	35,123	8.000
Tier I Capital (to Average Assets)
Actual	$46,679	8.215%	$43,364	8.260%
For Capital Adequacy Purposes	22,729	4.000	21,000	4.000
To Be Well Capitalized	28,411	5.000	26,249	5.000

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

The following liquidity measures are monitored for compliance and were within the limits cited, with the exception of net loans to total deposits that was 113%, at June 30, 2023:

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $812,216,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $100,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $370,622,000 as of June 30, 2023.

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

The following is a rate shock forecast for the twelve month period ending June 30, 2024 assuming a static balance sheet as of June 30, 2023.

		Parallel Rate Shock in Basis Points
(In Thousands)	-300	-200	-100	Static	+100	+200	+300	+400
Net interest income	$58,497	$60,617	$62,366	$63,802	$64,790	$65,720	$66,634	$67,518
Change from static	(5,305)	(3,185)	(1,436)	—	988	1,918	2,832	3,716
Percent change from static	-8.31%	-4.99%	-2.25%	—	1.55%	3.01%	4.44%	5.82%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

Certain risk factors are set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended June 30, 2023.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1 - April 30, 2023)	—	$—	—	324,000
Month #2 (May 1 - May 31, 2023)	—	—	—	353,000
Month #3 (June 1 - June 30, 2023)	—	—	—	353,000

Item 3.                           Defaults Upon Senior Securities

None.

Item 4.                           Mine Safety Disclosures

Not applicable.

Item 5.                           Other Information

None.

Item 6.                           Exhibits

3(i)	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022).
3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at June 30, 2023 and December 31, 2022; (ii) the Consolidated Statement of Income for the three and six months ended June 30, 2023 and 2022; (iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iv) the Consolidated Statement of Shareholders’ Equity for the three and six months ended June 30, 2023 and 2022; (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2023 and 2022 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	August 11, 2023	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2023	/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)