Form 10-Q
period 2023-09-30
PENNS WOODS BANCORP INC
filed 2023-11-14
CIK 716605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2023.

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

If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
On November 1, 2023 there were 7,163,550 shares of the Registrant’s common stock outstanding.

PENNS WOODS BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
PENNS WOODS BANCORP, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
(In Thousands, Except Share And Per Share Data)	2023	2022
ASSETS:
Noninterest-bearing balances	$26,651	$27,390
Interest-bearing balances in other financial institutions	8,939	12,943
Total cash and cash equivalents	35,590	40,333

Investment debt securities, available for sale, at fair value	184,667	193,673
Investment equity securities, at fair value	1,072	1,142
Restricted investment in bank stock	25,289	19,171
Loans held for sale	4,083	3,298
Loans	1,818,461	1,639,731
Allowance for credit losses	(12,890)	(15,637)
Loans, net	1,805,571	1,624,094
Premises and equipment, net	30,746	31,844
Accrued interest receivable	10,500	9,481
Bank-owned life insurance	33,695	34,452
Investment in limited partnerships	8,275	8,656
Goodwill	16,450	16,450
Intangibles	235	327
Operating lease right-of-use asset	2,562	2,651
Deferred tax asset	6,961	6,868
Other assets	10,772	7,640
TOTAL ASSETS	$2,176,468	$2,000,080

LIABILITIES:
Interest-bearing deposits	$1,095,760	$1,037,397
Noninterest-bearing deposits	471,507	519,063
Total deposits	1,567,267	1,556,460

Short-term borrowings	193,746	153,349
Long-term borrowings	217,645	102,783
Accrued interest payable	2,716	603
Operating lease liability	2,619	2,708
Other liabilities	17,935	16,512
TOTAL LIABILITIES	2,001,928	1,832,415

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 3,000,000 shares authorized; no shares issued	—	—
Common stock, par value $5.55, 22,500,000 shares authorized; 7,620,250 and 7,566,810 shares issued; 7,110,025 and 7,056,585 outstanding	42,335	42,039
Additional paid-in capital	55,890	54,252
Retained earnings	104,067	98,147
Accumulated other comprehensive loss:
Net unrealized loss on available for sale securities	(10,886)	(9,819)
Defined benefit plan	(4,051)	(4,139)
Treasury stock at cost, 510,225 shares	(12,815)	(12,815)
TOTAL SHAREHOLDERS' EQUITY	174,540	167,665
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,176,468	$2,000,080

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share And Per Share Data)	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME:
Loans, including fees	$21,720	$15,051	$59,571	$41,709
Investment securities:
Taxable	1,365	949	3,870	2,550
Tax-exempt	114	236	410	594
Dividend and other interest income	722	628	1,827	1,470
TOTAL INTEREST AND DIVIDEND INCOME	23,921	16,864	65,678	46,323
INTEREST EXPENSE:
Deposits	6,463	693	14,686	2,191
Short-term borrowings	2,412	26	6,084	29
Long-term borrowings	1,714	613	3,892	1,871
TOTAL INTEREST EXPENSE	10,589	1,332	24,662	4,091
NET INTEREST INCOME	13,332	15,532	41,016	42,232
Provision for loan credit losses	1,331	855	726	1,335
Provision (recovery) for off balance sheet credit exposures	41	—	(463)	—
TOTAL PROVISION FOR CREDIT LOSSES	1,372	855	263	1,335
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	11,960	14,677	40,753	40,897
NON-INTEREST INCOME:
Service charges	545	559	1,557	1,563
Net debt securities losses, available for sale	(45)	(156)	(125)	(168)
Net equity securities losses	(36)	(55)	(35)	(158)
Bank-owned life insurance	170	170	892	501
Gain on sale of loans	257	294	732	905
Insurance commissions	136	109	416	386
Brokerage commissions	142	142	448	500
Loan broker commissions	241	438	728	1,350
Debit card income	320	344	995	1,080
Other	145	238	546	673
TOTAL NON-INTEREST INCOME	1,875	2,083	6,154	6,632
NON-INTEREST EXPENSE:
Salaries and employee benefits	6,290	6,016	18,778	18,421
Occupancy	784	730	2,422	2,380
Furniture and equipment	867	816	2,503	2,454
Software amortization	237	188	593	660
Pennsylvania shares tax	280	334	807	1,119
Professional fees	719	626	2,313	1,746
Federal Deposit Insurance Corporation deposit insurance	425	260	1,122	690
Marketing	167	151	594	435
Intangible amortization	25	34	92	119
Other	1,378	1,165	4,275	3,723
TOTAL NON-INTEREST EXPENSE	11,172	10,320	33,499	31,747
INCOME BEFORE INCOME TAX PROVISION	2,663	6,440	13,408	15,782
INCOME TAX PROVISION	439	1,190	2,355	2,869
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS'	$2,224	$5,250	$11,053	$12,913
EARNINGS PER SHARE - BASIC	$0.31	$0.74	$1.56	$1.83
EARNINGS PER SHARE - DILUTED	$0.31	$0.74	$1.53	$1.83
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	7,072,440	7,051,228	7,064,336	7,060,871
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	7,228,940	7,051,228	7,220,836	7,060,871
See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Net Income	$2,224	$5,250	$11,053	$12,913
Other comprehensive (loss) income:
Net unrealized loss on available for sale securities	(1,480)	(6,362)	(1,476)	(17,254)
Tax effect	311	1,336	310	3,623
Net realized loss on available for sale securities included in net income	45	156	125	168
Tax effect	(9)	(33)	(26)	(35)
Amortization of unrecognized pension loss	37	17	111	52
Tax effect	(8)	(3)	(23)	(11)
Total other comprehensive loss	(1,104)	(4,889)	(979)	(13,457)
Comprehensive income (loss)	$1,120	$361	$10,074	$(544)

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

 Three months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, June 30, 2023	7,573,713	$42,077	$54,869	$104,104	$(13,833)	$(12,815)	$174,402
Net income				2,224			2,224
Other comprehensive loss					(1,104)		(1,104)
Stock-based compensation			229				229
Dividends declared ($0.32 per share)				(2,261)			(2,261)
Common shares issued for employee stock purchase plan	1,436	8	26				34
Director Compensation Plan	2,341	13	50				63
Registered at-the-market shares issuance, net proceeds	34,411	191	562				753
Dividend reinvestment plan	8,349	46	154				200
Balance, September 30, 2023	7,620,250	$42,335	$55,890	$104,067	$(14,937)	$(12,815)	$174,540

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, June 30, 2022	7,559,165	$41,995	$53,651	$92,903	$(9,680)	$(12,815)	$166,054
Net income				5,250			5,250
Other comprehensive loss					(4,889)		(4,889)
Stock-based compensation			236				236
Dividends declared ($0.32 per share)				(2,257)			(2,257)
Common shares issued for employee stock purchase plan	1,057	6	17				23
Director Compensation Plan	2,978	18	54				72
Balance, September 30, 2022	7,563,200	$42,019	$53,958	$95,896	$(14,569)	$(12,815)	$164,489

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

Nine months ended:

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2022	7,566,810	$42,039	$54,252	$98,147	$(13,958)	$(12,815)	$167,665
Cumulative effect of adoption of ASU 2016-13				1,647			1,647
Net income				11,053			11,053
Other comprehensive loss					(979)		(979)
Stock-based compensation			715				715
Dividends declared ($0.96 per share)				(6,780)			(6,780)
Common shares issued for employee stock purchase plan	3,120	17	56				73
Director Compensation Plan	7,560	42	151				193
Registered at-the-market shares issuance, net proceeds	34,411	191	562				753
Dividend reinvestment plan	8,349	46	154				200
Balance, September 30, 2023	7,620,250	$42,335	$55,890	$104,067	$(14,937)	$(12,815)	$174,540

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE LOSS	TREASURY STOCK	TOTAL SHAREHOLDERS’ EQUITY
(In Thousands, Except Share And Per Share Data)	SHARES	AMOUNT
Balance, December 31, 2021	7,550,272	$41,945	$53,795	$89,761	$(1,112)	$(12,115)	$172,274
Net income				12,913			12,913
Other comprehensive loss					(13,457)		(13,457)
Stock-based compensation			1,004				1,004
Cash settlement of options			(1,074)				(1,074)
Dividends declared ($0.96 per share)				(6,778)			(6,778)
Common shares issued for employee stock purchase plan	2,960	17	50				67
Director Compensation Plan	9,968	57	183				240
Purchase of treasury stock (30,000 shares)						(700)	(700)
Balance, September 30, 2022	7,563,200	$42,019	$53,958	$95,896	$(14,569)	$(12,815)	$164,489

See accompanying notes to the unaudited consolidated financial statements.

PENNS WOODS BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2023	2022
OPERATING ACTIVITIES:
Net Income	$11,053	$12,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,469	2,660
Loss on sale of premises and equipment	—	275
Amortization of intangible assets	92	119
Provision for credit losses	263	1,335
Stock based compensation	715	1,004
Accretion and amortization of investment security discounts and premiums	361	932
Net debt securities losses, available for sale	125	168
Originations of loans held for sale	(27,183)	(30,644)
Proceeds of loans held for sale	27,130	32,789
Gain on sale of loans	(732)	(905)
Net equity securities losses	35	158
Security trades payable	—	(111)
Earnings on bank-owned life insurance	(892)	(501)
Decrease (increase) in deferred tax asset	191	(653)
Other, net	570	(905)
Net cash provided by operating activities	14,197	18,634
INVESTING ACTIVITIES:
Proceeds from sales of available for sale securities	24,701	4,151
Proceeds from calls and maturities of available for sale securities	18,824	13,116
Proceeds from sales of equity securities	35	—
Purchases of available for sale securities	(36,356)	(57,239)
Net increase in loans	(181,784)	(168,950)
Acquisition of premises and equipment	(396)	(263)
Proceeds from the sale of premises and equipment	—	137
Proceeds from the sale of foreclosed assets	—	46
Purchase of bank-owned life insurance	(7)	(21)
Proceeds from bank-owned life insurance death benefit	1,656	2
Investment in limited partnership	—	(554)
Proceeds from redemption of regulatory stock	32,292	6,692
Purchases of regulatory stock	(38,410)	(6,700)
Net cash used for investing activities	(179,445)	(209,583)
FINANCING ACTIVITIES:
Net increase (decrease) in interest-bearing deposits	58,363	(73,943)
Net (decrease) increase in noninterest-bearing deposits	(47,556)	43,043
Proceeds from long-term borrowings	140,000	—
Repayment of long-term borrowings	(25,000)	(23,000)
Net increase in short-term borrowings	40,397	25,154
Finance lease principal payments	(138)	(134)
Dividends paid	(6,780)	(6,778)
Issuance of common stock	1,219	307
Purchases of treasury stock	—	(700)
Net cash provided by (used for) financing activities	160,505	(36,051)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,743)	(227,000)
CASH AND CASH EQUIVALENTS, BEGINNING	40,333	263,862
CASH AND CASH EQUIVALENTS, ENDING	$35,590	$36,862

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$22,549	$4,315
Cash settlement of options	—	1,074
Income taxes paid	2,950	2,371
Non-cash investing and financing activities:
Transfer of loans to foreclosed real estate	770	97
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

Note 2.  Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss by component shown net of tax and parenthesis indicating debits, as of September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(In Thousands)	Net Unrealized (Loss) Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized (Loss) Gain on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(9,753)	$(4,080)	$(13,833)	$(6,222)	$(3,458)	$(9,680)
Other comprehensive loss before reclassifications	(1,169)	—	(1,169)	(5,026)	—	(5,026)
Amounts reclassified from accumulated other comprehensive gain	36	29	65	123	14	137
Net current-period other comprehensive (loss) income	(1,133)	29	(1,104)	(4,903)	14	(4,889)
Ending balance	$(10,886)	$(4,051)	$(14,937)	$(11,125)	$(3,444)	$(14,569)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(In Thousands)	Net Unrealized (Loss) Gain on Available for Sale Securities	Defined Benefit Plan	Total	Net Unrealized Gain (Loss) on Available for Sale Securities	Defined Benefit Plan	Total
Beginning balance	$(9,819)	$(4,139)	$(13,958)	$2,373	$(3,485)	$(1,112)
Other comprehensive loss before reclassifications	(1,166)	—	(1,166)	(13,631)	—	(13,631)
Amounts reclassified from accumulated other comprehensive gain	99	88	187	133	41	174
Net current-period other comprehensive (loss) income	(1,067)	88	(979)	(13,498)	41	(13,457)
Ending balance	$(10,886)	$(4,051)	$(14,937)	$(11,125)	$(3,444)	$(14,569)

The reclassifications out of accumulated other comprehensive loss shown, net of tax and parenthesis indicating debits to net income, as of September 30, 2023 and 2022 were as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net unrealized loss on available for sale securities	$(45)	$(156)	Net debt securities losses, available for sale
Income tax effect	9	33	Income tax provision
Total reclassifications for the period	$(36)	$(123)

Net unrecognized pension costs	$(37)	$(17)	Other non-interest expense
Income tax effect	8	3	Income tax provision
Total reclassifications for the period	$(29)	$(14)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statement of Income
	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Net unrealized losses on available for sale securities	$(125)	$(168)	Net debt securities losses, available for sale
Income tax effect	26	35	Income tax provision
Total reclassifications for the period	$(99)	$(133)

Net unrecognized pension costs	$(111)	$(52)	Other non-interest expense
Income tax effect	23	11	Income tax provision
Total reclassifications for the period	$(88)	$(41)
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

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement-Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation-Stock Compensation (Topic 718), which amends or supersedes various SEC paragraphs within the Codification to conform to past SEC announcements and guidance issued by the SEC. The ASU does not provide any new guidance so there is no transition or effective date associated with it. This ASU did not have a significant impact on the Company’s financial statements.

In August 2023, the FASB issued ASU 2023-04, Liabilities (Topic 405), which adds various SEC paragraphs to the Codification to reflect guidance included in SEC Staff Accounting Bulletin 121 on safeguarding crypto assets. The standard does not provide any new guidance so there is no transition or effective date associated with it. This ASU did not have a significant impact on the Company’s financial statements.

Note 4. Per Share Data

There are no convertible securities which would affect the denominator in calculating basic and dilutive earnings per share. There were a total of 1,000,000 stock options, with an average exercise price of $25.55, outstanding on September 30, 2023. A portion of these options were included, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $25.08 for the periods being greater than the strike price. There were a total of 917,000 stock options, with an average exercise price of $25.35 that were excluded, on a weighted average basis, in the computation of diluted earnings per share for the period due to the average market price of common shares of $23.78 being less than the strike price for the period ending September 30, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average common shares issued	7,582,665	7,561,453	7,574,561	7,557,250
Weighted average treasury stock shares	(510,225)	(510,225)	(510,225)	(496,379)
Weighted average common shares outstanding - basic	7,072,440	7,051,228	7,064,336	7,060,871
Dilutive effect of outstanding stock options	156,500	—	156,500	—
Weighted average common shares outstanding - diluted	7,228,940	7,051,228	7,220,836	7,060,871

Note 5. Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of our investment securities portfolio at September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
U.S. Government and agency securities	$4,001	$—	$(137)	$3,864
Mortgage-backed securities	12,101	—	(705)	11,396
State and political securities	129,024	—	(9,177)	119,847
Other debt securities	53,321	—	(3,761)	49,560
Total debt securities	$198,447	$—	$(13,780)	$184,667

Investment equity securities:
Equity securities	$1,300	$—	$(228)	$1,072

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Available for sale (AFS):
U.S. Government and agency securities	$3,002	$—	$(106)	$2,896
Mortgage-backed securities	1,496	—	(214)	1,282
State and political securities	151,426	157	(8,774)	142,809
Other debt securities	50,178	58	(3,550)	46,686
Total debt securities	$206,102	$215	$(12,644)	$193,673

Investment equity securities:
Equity securities	$1,350	$—	$(208)	$1,142

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual debt securities have been in a continuous unrealized loss position, at September 30, 2023 and December 31, 2022.

	September 30, 2023
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
U.S. Government and agency securities	$967	$(33)	$2,897	$(104)	$3,864	$(137)
Mortgage-backed securities	10,263	(454)	1,125	(251)	11,388	(705)
State and political securities	19,050	(1,013)	97,522	(8,164)	116,572	(9,177)
Other debt securities	10,596	(348)	35,841	(3,413)	46,437	(3,761)
Total debt securities	$40,876	$(1,848)	$137,385	$(11,932)	$178,261	$(13,780)

	December 31, 2022
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Available for sale (AFS):
U.S. Government and agency securities	$2,896	$(106)	$—	$—	$2,896	$(106)
Mortgage-backed securities	—	—	1,282	(214)	1,282	(214)
State and political securities	95,444	(4,797)	36,283	(3,977)	131,727	(8,774)
Other debt securities	16,896	(664)	25,144	(2,886)	42,040	(3,550)
Total debt securities	$115,236	$(5,567)	$62,709	$(7,077)	$177,945	$(12,644)

At September 30, 2023, there were a total of 43 securities in a continuous unrealized loss position for less than twelve months and 184 individual securities that were in a continuous unrealized loss position for twelve months or greater. No credit losses occurred for the period ended September 30, 2023.

The Company reviews its position quarterly and has determined that, at September 30, 2023, the declines outlined in the above table represent temporary non-credit declines and the Company does not intend to sell, and does not believe it will be required to sell, these securities before recovery of their cost basis, which may be at maturity.  The Company has concluded that the unrealized losses disclosed above are not credit-related but are the result of interest rate changes, sector credit ratings changes, or company-specific ratings changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and fair value of debt securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due in one year or less	$39,163	$38,246
Due after one year to five years	88,544	82,446
Due after five years to ten years	65,437	59,047
Due after ten years	5,303	4,928
Total	$198,447	$184,667

Total gross proceeds from sales of debt securities available for sale for the nine months ended September 30, 2023 was $24,701,000, compared to $4,151,000 for the corresponding 2022 period.

The following table represents gross realized gains and losses from the sales of debt securities available for sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Available for sale (AFS):
Gross realized gains:
State and political securities	$1	$—	$146	$14
Other debt securities	—	—	—	—
Total gross realized gains	$1	$—	$146	$14

Gross realized losses:
State and political securities	$(46)	$(156)	$(271)	$(182)

Investment securities with a carrying value of approximately $114,938,000 and $154,946,000 at September 30, 2023 and December 31, 2022, respectively, were pledged to secure certain deposits, repurchase agreements, and for other purposes as required by law.

At September 30, 2023 and December 31, 2022, we had $1,072,000 and $1,142,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Net losses recognized in equity securities during the period	$(37)	$(55)	$(36)	$(158)
Less: Net losses realized on the sale of equity securities during the period	(1)	—	(1)	—
Unrealized losses recognized in equity securities held at reporting date	$(36)	$(55)	$(35)	$(158)

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

The following table presents the related aging categories of loans, by class, as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Past Due			Past Due 90
	30 To 89	Past Due 90		Days Or More
(In Thousands)	Days	Days Or More	Current	& Still Accruing	Total
Commercial, financial, and agricultural	$255	$33	$211,185	$8	$211,473
Real estate mortgage:
Residential	5,013	1,151	767,618	1,434	773,782
Commercial	775	92	524,799	59	525,666
Construction	472	32	55,329	—	55,833
Consumer automobile loans	1,121	144	238,503	141	239,768
Other consumer installment loans	157	4	10,660	36	10,821
	$7,793	$1,456	$1,808,094	$1,678	$1,817,343
Net deferred loan fees and discounts					1,118
Allowance for credit losses					(12,890)
Loans, net					$1,805,571

	December 31, 2022
	Past Due	Past Due 90
	30 To 89	Days Or More	Non-
(In Thousands)	Days	& Still Accruing	Accrual	Current	Total
Commercial, financial, and agricultural	$94	$—	$432	$189,935	$190,461
Real estate mortgage:
Residential	5,472	1,120	524	701,093	708,209
Commercial	2,564	60	2,659	495,349	500,632
Construction	511	—	—	42,797	43,308
Consumer automobile loans	2,089	80	—	183,943	186,112
Other consumer installment loans	152	15	—	10,194	10,361
	$10,882	$1,275	$3,615	$1,623,311	1,639,083
Net deferred loan fees and discounts					648
Allowance for loan losses					(15,637)
Loans, net					$1,624,094

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

The following table presents the components of the ACL as of September 30, 2023:

September 30,
(In Thousands)	2023
ACL - loans	$12,890
ACL - off balance sheet credit exposure	1,240
Total ACL	$14,130

Non-Accrual Loans

	September 30, 2023			December 31, 2022
	Non-accrual Loans
(In Thousands)	With a Related ACL	Without a Related ACL	Total	Total Non-accrual loans
Commercial, financial, and agricultural	$—	$543	$543	$432
Real estate mortgage:
Residential	24	265	289	524
Commercial	947	226	1,173	2,659
Construction	—	—	—	—
Consumer automobile	—	—	—	—
Other consumer installment loans	—	—	—	—
	$971	$1,034	$2,005	$3,615

Total interest income recorded on non-accrual loans at September 30, 2023 totaled $104,000.

The following table presents the recorded investment, unpaid principal balance, and related allowance of impaired loans by segment as of December 31, 2022:

	December 31, 2022
	Recorded	Unpaid Principal	Related
(In Thousands)	Investment	Balance	Allowance
With no related allowance recorded:
Commercial, financial, and agricultural	$295	$295	$—
Real estate mortgage:
Residential	3,388	3,388	—
Commercial	2,588	2,588	—
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	—	—	—
	6,271	6,271	—
With an allowance recorded:
Commercial, financial, and agricultural	403	403	4
Real estate mortgage:
Residential	933	933	111
Commercial	3,607	3,607	827
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	19	—	19
	4,962	4,943	961
Total:
Commercial, financial, and agricultural	698	698	4
Real estate mortgage:
Residential	4,321	4,321	111
Commercial	6,195	6,195	827
Construction	—	—	—
Consumer automobile loans	—	—	—
Installment loans to individuals	19	—	19
	$11,233	$11,214	$961

The following table presents outstanding loan balances of collateral-dependent loans by class as of September 30, 2023:

(In Thousands)	Real estate	Unsecured*	Total
Real estate mortgage:
Residential	$238	$—	$238
Commercial	92	332	424
Total	$330	$332	$662
* Loan considered unsecured due to lien position on property

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended September 30, 2022:

	Three Months Ended September 30,
	2022
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$711	$5	$—
Real estate mortgage:
Residential	4,586	47	—
Commercial	7,227	50	—
Construction	—	—	—
Consumer automobile	7	—	—
Other consumer installment loans	10	—	—
	$12,541	$102	$—

	Nine Months Ended September 30,
	2022
(In Thousands)	Average Investment in Impaired Loans	Interest Income Recognized on an Accrual Basis on Impaired Loans	Interest Income Recognized on a Cash Basis on Impaired Loans
Commercial, financial, and agricultural	$782	$15	$—
Real estate mortgage:
Residential	4,765	141	—
Commercial	7,492	151	—
Construction	42	1	—
Consumer automobile	3	1	—
Other consumer installment loans	15	—	—
	$13,099	$309	$—

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

There were no loan modifications completed during the three and nine months ended September 30, 2023.

There were no loan modifications considered to be TDRs completed during the three and nine months ended September 30, 2022.

There were no loan modifications made during the twelve months prior to September 30, 2023 that defaulted during the nine months ended September 30, 2023. There were no loan modifications considered to be a TDR made during the twelve months previous to September 30, 2022 that defaulted during the nine months ended September 30, 2022.

Loans considered modifications amounted to $5,233,000 and $7,468,000 as of September 30, 2023 and December 31, 2022, respectively.

The amount of foreclosed residential real estate held at September 30, 2023 and December 31, 2022, totaled $588,000 and $950,000, respectively. Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2023 and December 31, 2022, totaled $328,000 and $890,000, respectively.

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

The following table presents the credit quality categories identified above as of September 30, 2023 and December 31, 2022:

	September 30, 2023
(In Thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term	Total
Commercial, financial, and agricultural
Pass	$34,288	$53,560	$42,363	$33,239	$9,224	$6,756	$29,212	$114	$208,756
Special Mention	—	201	42	—	—	168	223	—	634
Substandard or Lower	—	—	—	85	—	755	490	753	2,083
	$34,288	$53,761	$42,405	$33,324	$9,224	$7,679	$29,925	$867	$211,473

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Real estate mortgage:
Residential
Pass	$117,468	$218,678	$120,137	$70,364	$45,930	$17,038	$51,814	$129,802	$771,231
Special Mention	—	409	274	—	—	—	—	—	683
Substandard or Lower	—	—	—	—	—	1,798	—	70	1,868
	$117,468	$219,087	$120,411	$70,364	$45,930	$18,836	$51,814	$129,872	$773,782

Current period gross write offs	$—	$—	$—	$—	$—	$9	$72	$—	$81

Commercial
Pass	$43,594	$105,217	$134,960	$50,535	$25,913	$147,471	$10,827	$691	$519,208
Special Mention	—	—	1,065	—	—	48	—	—	1,113
Substandard or Lower	—	—	—	—	63	5,282	—	—	5,345
	$43,594	$105,217	$136,025	$50,535	$25,976	$152,801	$10,827	$691	$525,666

Current period gross write offs	$59	$—	$—	$—	$—	$3	$—	$—	$62

Construction
Pass	$21,093	$13,072	$15,045	$1,417	$402	$4,452	$261	$—	$55,742
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	91	—	—	91
	$21,093	$13,072	$15,045	$1,417	$402	$4,543	$261	$—	$55,833

Current period gross write offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Automobile
Pass	$101,214	$85,276	$21,969	$17,486	$8,716	$5,107	$—	$—	$239,768
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$101,214	$85,276	$21,969	$17,486	$8,716	$5,107	$—	$—	$239,768

Current period gross write offs	$—	$247	$136	$112	$6	$7	$—	$—	$508

Installment loans to individuals
Pass	$2,609	$2,406	$1,291	$558	$427	$3,486	$—	$44	$10,821
Special Mention	—	—	—	—	—	—	—	—	—
Substandard or Lower	—	—	—	—	—	—	—	—	—
	$2,609	$2,406	$1,291	$558	$427	$3,486	$—	$44	$10,821

Current period gross write offs	$179	$28	$20	$6	$6	$19	$13	$11	$282

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

Activity in the allowance is presented for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$3,019	$1,078	$4,191	$178	$2,446	$680	$—	$11,592
Charge-offs	—	—	—	—	(130)	(86)	—	(216)
Recoveries	106	22	1	—	27	27	—	183
Provision	788	68	131	20	241	83	—	1,331
Ending Balance	$3,913	$1,168	$4,323	$198	$2,584	$704	$—	$12,890

	Three Months Ended September 30, 2022
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$2,108	$4,818	$5,395	$199	$1,307	$110	$456	$14,393
Charge-offs	(18)	—	—	—	(57)	(85)	—	(160)
Recoveries	93	1	1	—	10	18	—	123
Provision	(114)	376	140	11	325	75	42	855
Ending Balance	$2,069	$5,195	$5,536	$210	$1,585	$118	$498	$15,211

t	Nine Months Ended September 30, 2023
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,914	$5,061	$6,110	$188	$1,617	$109	$638	$15,637
Impact of adopting ASC 326	2,656	(3,893)	(2,660)	(96)	240	602	(638)	(3,789)
Charge-offs	—	(81)	(62)	—	(507)	(283)	—	(933)
Recoveries	1,067	25	26	—	66	65	—	1,249
Provision	(1,724)	56	909	106	1,168	211	—	726
Ending Balance	$3,913	$1,168	$4,323	$198	$2,584	$704	$—	$12,890

	Nine Months Ended September 30, 2022
	Commercial, Financial, and Agricultural	Real Estate Mortgages			Consumer automobile	Other consumer installment
(In Thousands)		Residential	Commercial	Construction			Unallocated	Totals
Beginning Balance	$1,946	$4,701	$5,336	$179	$1,411	$111	$492	$14,176
Charge-offs	(18)	(15)	(155)	—	(234)	(188)	—	(610)
Recoveries	138	46	3	28	32	63	—	310
Provision	3	463	352	3	376	132	6	1,335
Ending Balance	$2,069	$5,195	$5,536	$210	$1,585	$118	$498	$15,211

The shift in allocation and the changes in the provision for credit losses are primarily due to changes in the credit metrics within the loan portfolio coupled with the adoption of CECL on January 1, 2023. The decrease in provision for consumer automobile loans for the three month period was driven by increased net recoveries that offset the impact of increased loan volume, while the increase in provision for the nine month period ended September 30, 2023 was driven by loan volume coupled with increased net charge-offs. The increase in provision for commercial, financial, and agricultural for the three month period was primarily the result of loan volume, while the decrease in provision for the nine month period ended September 30, 2023 was the result of improving credit metrics coupled with a large recovery during the three month period ended June 30, 2023 which effected the historical loss rate calculations. The provision for commercial real estate remained steady for the three month period and increased for the nine month period ended September 30, 2023 primarily due to growth within this segment of the loan portfolio.

The Company grants commercial, industrial, residential, and installment loans to customers primarily throughout north-east and central Pennsylvania. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within this region.

The Company has a concentration of the following to gross loans at September 30, 2023 and 2022:

	September 30,
	2023	2022
Owners of residential rental properties	18.99%	19.95%
Owners of commercial rental properties	14.62%	16.09%

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

The following sets forth the components of the net periodic expense/(gain) of the domestic non-contributory defined benefit plan for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Interest cost	$198	$138	$594	$414
Expected return on plan assets	(326)	(412)	(978)	(1,237)
Amortization of net loss	37	17	111	52
Net periodic benefit	$(91)	$(257)	$(273)	$(771)

Employer Contributions

The Company previously disclosed in its consolidated financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2022, that it does not expect to contribute to its defined benefit plan in 2023.  As of September 30, 2023, there were no contributions made to the pension plan.

Note 8. Stock Purchase Plans

The Company maintains an Employee Stock Purchase Plan (“Plan”).  The Plan is intended to encourage employee participation in the ownership and economic progress of the Company.  The Plan allows for up to 1,500,000 shares to be purchased by employees.  The purchase price of the shares is 95% of market value with an employee eligible to purchase up to the lesser of 15% of base compensation or $12,000 in market value annually.  During the nine months ended September 30, 2023 and 2022, there were 3,120 and 2,960 shares issued under the Plan, respectively, for total proceeds of $73,000 and $67,000.

The Company maintains the 2020 Non-Employee Director Compensation Plan ("Director Plan"). Under this Director Plan, non-employee directors who have not attained specified stock ownership levels are required to receive a portion of their annual compensation in the form of common stock (currently 50% of total annual compensation), with the ability to elect to receive up to 100% of annual compensation in the form of common stock by making a written election prior to the calendar year to which the compensation relates. The Director Plan allows for up to 100,000 shares to be issued. As of September 30, 2023, the Company has issued a total of 42,191 shares of common stock to non-employee directors under the Director Plan in lieu of otherwise payable cash compensation with 7,560 and 9,968 shares issued, respectively, with an associated expense of $193,000 and $240,000 during the nine months ended September 30, 2023 and 2022.

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

Financial instruments whose contract amounts represent credit risk are as follows at September 30, 2023 and December 31, 2022:

(In Thousands)	September 30, 2023	December 31, 2022
Commitments to extend credit	$161,270	$169,365
Standby letters of credit	9,467	9,915
Credit exposure from the sale of assets with recourse	7,274	7,358
	$178,011	$186,638
Allowance for credit losses	$1,240	$143

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

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2023 and December 31, 2022, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$3,864	$—	$3,864
Mortgage-backed securities	—	11,396	—	11,396
State and political securities	—	119,847	—	119,847
Other debt securities	—	49,560	—	49,560
Investment equity securities:
Equity securities	1,072	—	—	1,072

	December 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Investment securities, available for sale:
U.S. Government and agency securities	$—	$2,896	$—	$2,896
Mortgage-backed securities	—	1,282	—	1,282
State and political securities	—	142,809	—	142,809
Other debt securities	—	46,686	—	46,686
Investment equity securities:
Equity securities	1,142	—	—	1,142

The following table presents the assets reported on the Consolidated Balance Sheet at their fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2023
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Collateral dependent loans	$—	$—	$331	$331
Other real estate owned	—	—	853	853

	December 31, 2022
(In Thousands)	Level I	Level II	Level III	Total
Assets measured on a non-recurring basis:
Impaired loans	$—	$—	$1,923	$1,923
Other real estate owned	—	—	83	83

The following tables present a listing of significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Collateral dependent loans	$331	Appraisal of collateral (1)	Appraisal adjustments (1)	(15)% to (24)%	(20)%
Other real estate owned	$853	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
(1) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

	December 31, 2022
	Quantitative Information About Level III Fair Value Measurements
(In Thousands)	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
Impaired loans	$1,923	Appraisal of collateral (1)	Appraisal adjustments (1)	0% to (34)%	(14)%
Other real estate owned	$83	Appraisal of collateral (1)	Appraisal adjustments (1)	(20)%	(20)%
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

The fair values of the Company’s financial instruments not recorded at fair value on a recurring or nonrecurring basis are as follows at September 30, 2023 and December 31, 2022:

	Carrying	Fair	Fair Value Measurements at September 30, 2023
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Loans held for sale (1)	$4,083	$4,083	$4,083	$—	$—
Loans, net	1,805,571	1,761,944	—	—	1,761,944

Financial liabilities:
Time deposits & brokered deposits	356,244	350,456	—	—	350,456
Short-term borrowings	193,746	193,746	193,746	—	—
Long-term borrowings	217,645	238,977	—	—	238,977
(1) The financial instrument is carried at cost at, September 30, 2023 which approximate the fair value of the instruments

	Carrying	Fair	Fair Value Measurements at December 31, 2022
(In Thousands)	Value	Value	Level I	Level II	Level III
Financial assets:
Loans held for sale (1)	$3,298	$3,298	$3,298	$—	$—
Loans, net	1,624,094	1,594,073	—	—	1,594,073

Financial liabilities:
Time deposits & brokered deposits	146,282	137,559	—	—	137,559
Short-term borrowings	153,349	153,349	153,349	—	—
Long-term borrowings	102,783	99,118	—	—	99,118
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

As of January 1, 2023, the Company had a total of 914,000 stock options outstanding. During the nine months ended as of September 30, 2023, the Company issued 89,000 stock options with a strike price of $27.77 to a group of employees. The options granted in 2023 all expire ten years from the grant date. Of the 89,000 grants awarded in 2023, 59,500 of the options vest in three years while the 29,500 remaining options vest in five years.

Stock options outstanding as of September 30, 2023 are presented below:

Stock Options Granted
Date	Shares	Forfeited	Cash Settlement	Outstanding	Strike Price	Vesting Period	Expiration
January 20, 2023	59,500	—	—	59,500	$27.77	3 years	10 years
January 20, 2023	29,500	—	—	29,500	27.77	5 years	10 years
January 18, 2022	156,000	—	—	156,000	24.10	3 years	10 years
January 18, 2022	78,000	—	—	78,000	24.10	5 years	10 years
April 9, 2021	156,500	—	—	156,500	24.23	3 years	10 years
April 9, 2021	78,000	—	—	78,000	24.23	5 years	10 years
March 11, 2020	119,300	—	—	119,300	25.34	3 years	10 years
March 11, 2020	119,200	—	—	119,200	25.34	5 years	10 years
March 15, 2019	120,900	(19,800)	—	101,100	28.01	3 years	10 years
March 15, 2019	119,100	(19,200)	—	99,900	28.01	5 years	10 years
August 27, 2015	58,125	(26,250)	(28,875)	3,000	28.02	5 years	10 years

A summary of stock option activity for the nine months ended September 30, 2023 is presented below:

	September 30, 2023
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	914,000	$25.34
Granted	89,000	27.77
Forfeited	(3,000)	28.01
Expired	—	—
Outstanding, end of period	1,000,000	$25.55

Exercisable, end of period	223,400	$26.58

The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight line basis over the options’ vesting periods while ensuring that the cumulative amount of compensation cost recognized at least equals the value of the vested portion of the award at that date.

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for stock options granted for the nine months ended September 30, 2023:

Nine months ended September 30,
2023
Risk-free interest rate	3.76%
Expected volatility	31%
Expected Annual dividend	$1.28
Expected life	6.84 years
Weighted average grant date fair value per option	$6.11

Compensation expense for stock options is recognized using the fair value when the stock options are granted and is amortized over the options' vesting period. Compensation expense related to stock options was $229,000 and $715,000 for the three and nine months ended September 30, 2023 compared to $236,000 and $1,004,000 for the same periods of 2022. As of September 30, 2023, a total of 223,400 stock options were exercisable and the weighted average years to expiration of these options was 5.94 years. Total unrecognized compensation cost for non-vested options was $1,437,000 and will be recognized over their weighted average remaining vesting period of 1.08 years.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

EARNINGS SUMMARY

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

Summary Results

Net income for the three and nine months ended September 30, 2023 was $2.2 million and $11.1 million, compared to $5.3 million and $12.9 million for the same periods of 2022. Results for the three and nine months ended September 30, 2023 compared to 2022 were impacted by a decrease in net interest income of $2.2 million and $1.2 million as interest expense increased significantly due to the velocity and magnitude of the rate increases enacted by the Federal Open Market Committee ("FOMC"). In addition, results were impacted by a decrease in after-tax securities losses of $77,000 (from a loss of $167,000 to a loss of $90,000) for the three month period and a decrease in after-tax securities losses of $106,000 (from a loss of $258,000 to a loss of $152,000) for the nine month period. Bank-owned life insurance income increased due to a gain on death benefit of $380,000 during the nine months ended September 30, 2023, while an after-tax loss of $201,000 related to a branch closure negatively impacted the nine months ended September 30, 2022. The provision for credit losses increased $517,000 for the three months ended September 30, 2023 and decreased $1.1 million for the nine months ended September 30, 2023 due to a provision of $1.4 million and $263,000, respectively, for the 2023 periods compared to a provision of $835,000 and $1.3 million for the 2022 periods. The decrease for the nine month periods was due primarily to a recovery on a commercial loan during the second quarter of 2023. The increase in the provision for credit losses for the 2023 three month period was due primarily to loan portfolio growth as loan portfolio credit metrics continue to improve and loan net charge-offs remain at a low level. Basic earnings per share for the three and nine months ended September 30, 2023 were $0.31 and $1.56, while the diluted earnings per share were $0.31 and $1.53 for the periods. Basic and diluted earnings per share for the three and nine months ended September 30, 2022 were $0.74 and $1.83. Annualized return on average assets was 0.41% for three months ended September 30, 2023, compared to 1.09% for the corresponding period of 2022. Annualized return on average assets was 0.70% for the nine months ended September 30, 2023, compared to 0.89% for the corresponding period of 2022. Annualized return on average equity was 5.06% for the three months ended September 30, 2023, compared to 12.61% for the corresponding period of 2022. Annualized return on average equity was 8.58% for the nine months ended September 30, 2023, compared to 10.48% for the corresponding period of 2022. Net income from core operations (“core earnings”), which is a non-generally accepted accounting principles (GAAP) measure of net income excluding net securities gains or losses, was $2.3 million and $11.2 million for the three and nine months ended September 30, 2023 compared to $5.4 million and $13.2 million for the same periods of 2022. Basic core earnings per share for the three and nine months ended September 30, 2023 was $0.32 and $1.58, while the diluted core earnings per share was $0.32 and $1.55, compared to $0.77 and $1.87 basic and diluted core earnings per share for the same periods of 2022.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

(Dollars in Thousands, Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP net income	$2,224	$5,250	$11,053	$12,913
Net securities losses, net of tax	64	167	126	258
Non-GAAP core earnings	$2,288	$5,417	$11,179	$13,171

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022
GAAP Return on average assets (ROA)	0.41%	1.09%		0.70%	0.89%
Net securities losses, net of tax	0.01%	0.03%	8	0.01%	0.02%
Non-GAAP core ROA	0.42%	1.12%		0.71%	0.91%

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
GAAP Return on average equity (ROE)		5.06%	12.61%	8.58%	10.48%
Net securities losses, net of tax		0.14%	0.41%	0.09%	0.21%
Non-GAAP core ROE	.	5.20%	13.02%	8.67%	10.69%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP Basic earnings per share (EPS)	$0.31	$0.74	$1.56	$1.83
Net securities losses, net of tax	0.01	0.03	0.02	0.04
Non-GAAP core operating EPS	$0.32	$0.77	$1.58	$1.87

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP Diluted EPS	$0.31	$0.74	$1.53	$1.83
Net securities losses, net of tax	0.01	0.03	0.02	0.04
Non-GAAP diluted core EPS	$0.32	$0.77	$1.55	$1.87

Interest and Dividend Income

Interest and dividend income for the three and nine months ended September 30, 2023 increased $7,057,000 and $19,355,00 compared to the same periods of 2022. The increase in loan portfolio income was due to an increase in the average loan portfolio balance coupled with an increase in average rate earned on the portfolio.  Investment securities income has been impacted primarily by an increase in the average rate earned on the portfolio as lower yielding legacy investments matured. The increase in dividend and other interest income is due primarily to an increase in dividends received on FHLB restricted stock.

Interest and dividend income composition for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended
	September 30, 2023		September 30, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$21,720	90.80%	$15,051	89.25%	$6,669	44.31%
Investment securities:
Taxable	1,365	5.71	949	5.63	416	43.84
Tax-exempt	114	0.48	236	1.40	(122)	(51.69)
Dividend and other interest income	722	3.01	628	3.72	94	14.97
Total interest and dividend income	$23,921	100.00%	$16,864	100.00%	$7,057	41.85%

	Nine Months Ended
	September 30, 2023		September 30, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Loans including fees	$59,571	90.70%	$41,709	90.04%	$17,862	42.83%
Investment securities:
Taxable	3,870	5.89	2,550	5.50	1,320	51.76
Tax-exempt	410	0.62	594	1.28	(184)	(30.98)
Dividend and other interest income	1,827	2.79	1,470	3.18	357	24.29
Total interest and dividend income	$65,678	100.00%	$46,323	100.00%	$19,355	41.78%

Interest Expense

Interest expense for the three and nine months ended September 30, 2023 increased $9,257,000 and $20,571,000 compared to the same periods of 2022. Interest-bearing deposit interest expense increased significantly due a time deposit gathering campaign that generated funding for the increase in the loan portfolio. In addition, competition for deposits along with the impact of the rising rate environment contributed to the increase in deposit interest expense. Brokered deposits have also been utilized as a funding source to supplement in market deposit gathering efforts. Short and long-term borrowing interest expenses increased as borrowings were utilized to fund a portion of the growth in the loan portfolio.

Interest expense composition for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended
	September 30, 2023		September 30, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$6,463	61.04%	$693	52.03%	$5,770	832.61%
Short-term borrowings	2,412	22.78	26	1.95	2,386	n/m
Long-term borrowings	1,714	16.18	613	46.02	1,101	179.61
Total interest expense	$10,589	100.00%	$1,332	100.00%	$9,257	694.97%

	Nine Months Ended
	September 30, 2023		September 30, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Deposits	$14,686	59.55%	$2,191	53.56%	$12,495	570.29%
Short-term borrowings	6,084	24.67	29	0.71	6,055	n/m
Long-term borrowings	3,892	15.78	1,871	45.73	2,021	108.02
Total interest expense	$24,662	100.00%	$4,091	100.00%	$20,571	502.84%

Net Interest Margin

The net interest margin for the three and nine months ended September 30, 2023 was 2.65% and 2.82%, compared to 3.47% and 3.17% for the corresponding periods of 2022. The decrease in the net interest margin for the three and nine month periods was driven by an increase in the rate paid on interest-bearing liabilities of 239 and 189 basis points ("bps"), respectively. The FOMC rate increases during 2022 and 2023 contributed to the increases in rate paid on interest-bearing liabilities as the rate paid on short-term borrowings increased 429 bps and 467 bps for the three and nine month periods ended September 30, 2023 compared to the same periods of 2022. Short-term borrowings increased in volume and rate paid as this funding source was utilized to provide funding for the growth in the loan portfolio, resulting in an increase of $2.4 million and $6.1 million in expense for the three and nine month periods ended September 30, 2023 compared to the same periods of 2022. The rate paid on interest-bearing deposits increased 207 and 154 bps for the three and nine month periods ended September 30, 2023 compared to the corresponding periods of 2022 due to the FOMC rate actions and an increase in competition for deposits. The rates paid on time deposits significantly contributed to the increase in funding costs as rates paid for the three and nine month periods ended September 30, 2023 compared to the same periods of 2022 increased 328 bps and 259 bps, respectively, as deposit gathering campaigns initiated in the latter part of 2022 continued throughout 2023. In addition, the rate paid on brokered deposits increased 384 bps and 328 bps for the three and nine months ended September 30, 2023 compared to the same periods of 2022. The average balance of brokered deposits increased $97,366,000 and $50,212,000 over the three and nine month periods as they have been utilized to assist with the funding of the loan portfolio growth. Partially offsetting the increase in funding cost was an increase in the yield on interest-earning assets and growth in the average balance of the earning asset portfolio compared to the same periods in 2022. The average loan portfolio balance increased $276.8 million and $278.2 million for the three and nine month periods, respectively, as the average yield on the portfolio increased 87 and 76 bps for the same periods. The three and nine month periods ended September 30, 2023 were impacted by an increase of 113 and 101 bps in the yield earned on the securities portfolio as legacy securities matured with the funds reinvested at higher rates.

The following is a schedule of average balances and associated yields for the three and nine months ended September 30, 2023 and 2022:

	AVERAGE BALANCES AND INTEREST RATES
	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$68,243	$462	2.69%	$58,735	$394	2.66%
All other loans	1,730,669	21,355	4.90%	1,463,330	14,740	4.00%
Total loans (2)	1,798,912	21,817	4.81%	1,522,065	15,134	3.94%

Federal funds sold	—	—	—%	33,641	218	2.57%

Taxable securities	193,019	1,945	4.09%	159,721	1,158	2.94%
Tax-exempt securities (3)	20,777	144	2.81%	49,177	299	2.47%
Total securities	213,796	2,089	3.96%	208,898	1,457	2.83%

Interest-bearing balances in other financial institutions	11,868	142	4.75%	34,202	201	2.33%

Total interest-earning assets	2,024,576	24,048	4.72%	1,798,806	17,010	3.76%

Other assets	131,451			130,576

Total assets	$2,156,027			$1,929,382

Liabilities and shareholders’ equity:
Savings	$225,357	181	0.32%	$249,083	26	0.04%
Super Now deposits	244,387	1,174	1.91%	405,173	287	0.28%
Money market deposits	294,006	1,862	2.51%	287,660	200	0.28%
Time deposits	342,450	3,246	3.76%	148,968	180	0.48%
Total interest-bearing deposits	1,106,200	6,463	2.32%	1,090,884	693	0.25%

Short-term borrowings	173,364	2,412	5.52%	8,062	26	1.23%
Long-term borrowings	204,901	1,714	3.32%	109,269	613	2.23%
Total borrowings	378,265	4,126	4.33%	117,331	639	2.16%

Total interest-bearing liabilities	1,484,465	10,589	2.83%	1,208,215	1,332	0.44%

Demand deposits	471,494			533,681
Other liabilities	24,193			21,008
Shareholders’ equity	175,875			166,478

Total liabilities and shareholders’ equity	$2,156,027			$1,929,382
Interest rate spread (3)			1.89%			3.32%
Net interest income/margin (3)		$13,459	2.65%		$15,678	3.47%
1.    Information on this table has been calculated using average daily balance sheets to obtain average balances.
2.    Non-accrual loans have been included with loans for the purpose of analyzing net interest earnings.
3.    Income and rates on fully taxable equivalent basis include an adjustment for the difference between annual income from tax-exempt obligations and the taxable equivalent of such income at the standard tax rate of 21% and are reconciled to the equivalent GAAP measure below the tables.

	AVERAGE BALANCES AND INTEREST RATES
	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(In Thousands)	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate
Assets:
Tax-exempt loans (3)	$66,372	$1,371	2.76%	$53,269	$1,033	2.59%
All other loans	1,668,596	58,488	4.69%	1,403,504	40,893	3.90%
Total loans (2)	1,734,968	59,859	4.61%	1,456,773	41,926	3.85%

Federal funds sold	—	—	—%	43,938	465	1.41%

Taxable securities	188,477	5,331	3.78%	152,937	3,126	2.76%
Tax-exempt securities (3)	25,837	519	2.69%	45,357	752	2.24%
Total securities	214,314	5,850	3.65%	198,294	3,878	2.64%

Interest-bearing balances in other financial institutions	10,619	366	4.61%	97,520	429	0.59%

Total interest-earning assets	1,959,901	66,075	4.41%	1,796,525	46,698	3.48%

Other assets	132,133			129,048

Total assets	$2,092,034			$1,925,573

Liabilities and shareholders’ equity:
Savings	$233,784	456	0.26%	$246,063	72	0.04%
Super Now deposits	293,636	3,026	1.38%	388,149	721	0.25%
Money market deposits	292,490	4,807	2.20%	296,998	596	0.27%
Time deposits	264,855	6,397	3.23%	167,876	802	0.64%
Total interest-bearing deposits	1,084,765	14,686	1.81%	1,099,086	2,191	0.27%

Short-term borrowings	155,136	6,084	5.26%	6,308	29	0.59%
Long-term borrowings	169,276	3,892	3.07%	112,457	1,871	2.22%
Total borrowings	324,412	9,976	4.12%	118,765	1,900	2.14%

Total interest-bearing liabilities	1,409,177	24,662	2.34%	1,217,851	4,091	0.45%

Demand deposits	484,662			519,599
Other liabilities	26,334			23,814
Shareholders’ equity	171,861			164,309

Total liabilities and shareholders’ equity	$2,092,034			$1,925,573
Interest rate spread (3)			2.07%			3.03%
Net interest income/margin (3)		$41,413	2.82%		$42,607	3.17%
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

The following table presents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Total interest income	$23,921	$16,864	$65,678	$46,323
Total interest expense	10,589	1,332	24,662	4,091
Net interest income (GAAP)	13,332	15,532	41,016	42,232
Tax equivalent adjustment	127	146	397	375
Net interest income (fully taxable equivalent) (NON-GAAP)	$13,459	$15,678	$41,413	$42,607

The following table sets forth the respective impact that both volume and rate changes have had on net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine months ended September 30,
	2023 vs. 2022			2023 vs. 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Tax-exempt loans	$64	$4	$68	$267	$71	$338
All other loans	2,964	3,651	6,615	8,490	9,105	17,595
Federal funds sold	(218)	—	(218)	(465)	—	(465)
Taxable investment securities	274	513	787	851	1,354	2,205
Tax-exempt investment securities	(193)	38	(155)	(297)	64	(233)
Interest bearing deposits	(182)	123	(59)	(325)	262	(63)
Total interest-earning assets	2,709	4,329	7,038	8,521	10,856	19,377

Interest expense:
Savings deposits	(2)	157	155	(1)	385	384
Super Now deposits	(155)	1,042	887	(104)	2,409	2,305
Money market deposits	4	1,658	1,662	(3)	4,214	4,211
Time deposits	489	2,577	3,066	699	4,896	5,595
Short-term borrowings	2,041	345	2,386	4,533	1,522	6,055
Long-term borrowings	706	395	1,101	1,150	872	2,022
Total interest-bearing liabilities	3,083	6,174	9,257	6,274	14,298	20,572
Change in net interest income	$(374)	$(1,845)	$(2,219)	$2,247	$(3,442)	$(1,195)

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

The allowance for credit losses is determined by applying loss factors to outstanding loans by type.  A historical charge-off factor is calculated utilizing the charge-off and recovery data over the past ten years. Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.

Although management believes it uses the best information available to make such determinations and that the allowance for credit losses is adequate at September 30, 2023, future adjustments could be necessary if circumstances or economic conditions differ substantially from the assumptions used in making the initial determinations.  A downturn in the local economy, increased unemployment, and delays in receiving financial information from borrowers could result in increased levels of nonperforming assets, charge-offs, loan loss provisions, and reductions in income.  Additionally, as an integral part of the examination process, bank regulatory agencies periodically review the Banks' loan loss allowance.  The banking agencies could require the recognition of additions to the loan loss allowance based on their judgment of information available to them at the time of their examination.

When determining the appropriate allowance level, management has attributed the allowance for credit losses to various portfolio segments; however, the allowance is available for the entire portfolio as needed.

The allowance for credit losses decreased from $15,637,000 at December 31, 2022 to $12,890,000 at September 30, 2023. The decrease in allowance was primarily due to the adoption of CECL on January 1, 2023 coupled with net recoveries of $316,000 for the nine months ended September 30, 2023. At September 30, 2023 and December 31, 2022, the allowance for credit losses to total loans was 0.71% and 0.95%, respectively.

The three and nine months ended September 30, 2023 had a provision for credit losses of $1,372,000 and $263,000, respectively, compared to a provision for credit losses of $855,000 and $1,335,000 for the corresponding 2022 periods. The decrease in the provision for credit losses for the nine month period was the result of improving credit metrics, net recoveries during 2023, and the adoption of CECL offset by loan portfolio growth. The increase for the three month period was primarily due to loan portfolio growth.

Nonperforming loans decreased to $3,683,000 at September 30, 2023 from $4,890,000 at December 31, 2022. The majority of nonperforming loans involve loans that are either in a secured position and have sureties with a strong underlying financial position or have been classified as impaired and have a specific allocation recorded within the allowance for credit losses. The ratio of nonperforming loans to total loans ratio decreased to 0.20% at September 30, 2023 from 0.37% at September 30, 2022 and as nonperforming loans have decreased to $3,683,000 from $5,743,000 at September 30, 2022. Net loan recoveries of $316,000 for the nine months ended September 30, 2023 impacted the allowance for credit losses, which was 0.71% of total loans at September 30 2023 compared to 0.97% at September 30, 2022.

The following is a table showing total nonperforming loans as of:

	Total Nonperforming Loans
(In Thousands)	90 Days Past Due	Non-accrual	Total
September 30, 2023	$1,678	$2,005	$3,683
June 30, 2023	1,120	3,156	4,276
March 31, 2023	1,215	3,551	4,766
December 31, 2022	1,275	3,615	4,890
September 30, 2022	1,161	4,582	5,743

Additional allowance for credit losses and net (charge-offs) recoveries information is presented by loan portfolio segment in the tables below. The nine months ending September 30, 2023 was impacted by the CECL adoption reclassification entry disclosed in Note 6. Loans.

	September 30, 2023
	Amount of Allowance for Credit Losses Allocated	Total loans	Allowance for Credit Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$3,913	$211,473	1.85%	$1,067	$202,709	0.53%
Real estate mortgage:
Residential	1,168	773,782	0.15%	(56)	737,749	(0.01)%
Commercial	4,323	525,666	0.82%	(36)	513,035	(0.01)%
Construction	198	55,833	0.35%	—	49,358	—%
Consumer automobiles	2,584	239,768	1.08%	(441)	221,802	(0.20)%
Other consumer installment loans	704	10,821	6.51%	(218)	10,315	(2.11)%
	$12,890	$1,817,343	0.71%	$316	$1,734,968	0.02%

Total non-accrual loans outstanding	$2,005
Non-accrual loans to total loans outstanding	0.11%
Allowance for credit losses to non-accrual loans	642.89%

	December 31, 2022
	Amount of Allowance for Loan Losses Allocated	Total loans	Allowance for Loan Losses to Total Loans Ratio	Net (Charge-Offs) Recoveries	Average Loans	Ratio of Net (Charge-Offs) Recoveries to Average Loans

(In Thousands)
Commercial, financial, and agricultural	$1,914	$190,461	1.00%	$165	$173,433	0.10%
Real estate mortgage:
Residential	5,061	708,209	0.71%	26	649,989	—%
Commercial	6,110	500,632	1.22%	(150)	466,526	(0.03)%
Construction	188	43,308	0.43%	29	44,968	0.06%
Consumer automobiles	1,617	186,112	0.87%	(328)	150,261	(0.22)%
Other consumer installment loans	109	10,361	1.05%	(191)	9,737	(1.96)%
Unallocated	638
	$15,637	$1,639,083	0.95%	$(449)	$1,494,914	(0.03)%

Total non-accrual loans outstanding	$3,615
Non-accrual loans to total loans outstanding	0.22%
Allowance for loan losses to non-accrual loans	432.56%

Non-interest Income

Total non-interest income for the three and nine months ended September 30, 2023 compared to the same periods in 2022 decreased $208,000 and $478,000. Excluding net securities losses, non-interest income for the three and nine months ended September 30, 2023 decreased $338,000 and $644,000 compared to the same periods in 2022. Gain on sale of loans and loan broker commissions decreased as the volume of loan sales has declined as a reduction in housing inventory and higher rates has reduced mortgage activity. Bank-owned life insurance for the nine month period increased due to a gain on death benefit of $380,000 recognized during the first quarter of 2023. Debit card income declined due to volume.

Non-interest income composition for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended
	September 30, 2023		September 30, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$545	29.07%	$559	26.84%	$(14)	(2.50)%
Net debt securities losses, available for sale	(45)	(2.40)	(156)	(7.49)	111	71.15
Net equity securities losses	(36)	(1.92)	(55)	(2.64)	19	34.55
Bank-owned life insurance	170	9.07	170	8.16	—	—
Gain on sale of loans	257	13.71	294	14.11	(37)	(12.59)
Insurance commissions	136	7.25	109	5.23	27	24.77
Brokerage commissions	142	7.57	142	6.82	—	—
Loan broker commissions	241	12.85	438	21.03	(197)	(44.98)
Debit card income	320	17.07	344	16.51	(24)	(6.98)
Other	145	7.73	238	11.42	(93)	(39.08)
Total non-interest income	$1,875	100.00%	$2,083	100.00%	$(208)	(9.99)%

	Nine Months Ended
	September 30, 2023		September 30, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Service charges	$1,557	25.30%	$1,563	23.57%	$(6)	(0.38)%
Net debt securities losses, available for sale	(125)	(2.03)	(168)	(2.53)	43	25.60
Net equity securities losses	(35)	(0.57)	(158)	(2.38)	123	77.85
Bank-owned life insurance	892	14.49	501	7.55	391	78.04
Gain on sale of loans	732	11.89	905	13.65	(173)	(19.12)
Insurance commissions	416	6.76	386	5.82	30	7.77
Brokerage commissions	448	7.28	500	7.54	(52)	(10.40)
Loan broker commissions	728	11.83	1,350	20.36	(622)	(46.07)
Debit card income	995	16.17	1,080	16.28	(85)	(7.87)
Other	546	8.88	673	10.14	(127)	(18.87)
Total non-interest income	$6,154	100.00%	$6,632	100.00%	$(478)	(7.21)%

Non-interest Expense

Total non-interest expense increased $852,000 and $1,752,000 for the three and nine months ended September 30, 2023 compared to the same periods of 2022. The increase in salaries and employee benefits is attributable to the current employment environment and routine annual wage increases. Furniture and equipment expenses in addition to occupancy expenses have increased slightly as increased maintenance costs have been offset by a decrease in the level of depreciation. Software amortization decreases for the nine month period are due to changes in software licensing costs. Marketing costs increased as a time deposit gathering campaign was initiated during the latter part of 2022 and throughout 2023. Pennsylvania shares tax decreased as tax credits were purchased and charitable contributions were made to organizations that resulted in the obtainment of tax credits. Professional fees increased primarily due to legal fees. FDIC insurance expense increased due an increase in the assessment rate.

Non-interest expense composition for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended
	September 30, 2023		September 30, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$6,290	56.30%	$6,016	58.29%	$274	4.55%
Occupancy	784	7.02	730	7.07	54	7.40
Furniture and equipment	867	7.76	816	7.91	51	6.25
Software amortization	237	2.12	188	1.82	49	26.06
Pennsylvania shares tax	280	2.51	334	3.24	(54)	(16.17)
Professional fees	719	6.44	626	6.07	93	14.86
Federal Deposit Insurance Corporation deposit insurance	425	3.80	260	2.52	165	63.46
Marketing	167	1.49	151	1.46	16	10.60
Intangible amortization	25	0.22	34	0.33	(9)	(26.47)
Other	1,378	12.34	1,165	11.29	213	18.28
Total non-interest expense	$11,172	100.00%	$10,320	100.00%	$852	8.26%

	Nine Months Ended
	September 30, 2023		September 30, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Salaries and employee benefits	$18,778	56.06%	$18,421	58.02%	$357	1.94%
Occupancy	2,422	7.23	2,380	7.50	42	1.76
Furniture and equipment	2,503	7.47	2,454	7.73	49	2.00
Software amortization	593	1.77	660	2.08	(67)	(10.15)
Pennsylvania shares tax	807	2.41	1,119	3.52	(312)	(27.88)
Professional fees	2,313	6.90	1,746	5.50	567	32.47
Federal Deposit Insurance Corporation deposit insurance	1,122	3.35	690	2.17	432	62.61
Marketing	594	1.77	435	1.37	159	36.55
Intangible amortization	92	0.27	119	0.37	(27)	(22.69)
Other	4,275	12.77	3,723	11.74	552	14.83
Total non-interest expense	$33,499	100.00%	$31,747	100.00%	$1,752	5.52%

Provision for Income Taxes

Income taxes decreased $751,000 and decreased $514,000 for the three and nine months ended September 30, 2023 compared to the same periods of 2022. The effective tax rate for the three and nine months ended September 30, 2023 was 16.49% and 17.56% compared to 18.48% and 18.18% for the same periods of 2022. The Company currently is in a deferred tax asset position. A valuation allowance was established on the $1,810,000 of capital loss carryforwards as of December 31, 2022, which remained unchanged during the third quarter of 2023.

ASSET/LIABILITY MANAGEMENT

Cash and Cash Equivalents

Cash and cash equivalents decreased $4,743,000 from $40,333,000 at December 31, 2022 to $35,590,000 at September 30, 2023, primarily as a result of the following activity during the nine months ended September 30, 2023.

Loans Held for Sale

Activity regarding loans held for sale resulted in sales proceeds being less than loan originations, less $732,000 in realized gains, by $785,000 for the nine months ended September 30, 2023.

Loans

Gross loans increased $178,730,000 since December 31, 2022 due primarily to an increase in both residential and commercial real estate mortgage categories in addition to consumer automobile loans.

The allocation of the loan portfolio, by category, as of September 30, 2023 and December 31, 2022 is presented below:

	September 30, 2023		December 31, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Commercial, financial, and agricultural	$211,473	11.63%	$190,461	11.62%	$21,012	11.03%
Real estate mortgage:
Residential	773,782	42.55	708,209	43.19	65,573	9.26%
Commercial	525,666	28.91	500,632	30.53	25,034	5.00%
Construction	55,833	3.07	43,308	2.64	12,525	28.92%
Consumer automobile loans	239,768	13.19	186,112	11.35	53,656	28.83%
Other consumer installment loans	10,821	0.60	10,361	0.63	460	4.44%
Net deferred loan fees and discounts	1,118	0.05	648	0.04	470	72.53%
Gross loans	$1,818,461	100.00%	$1,639,731	100.00%	$178,730	10.90%

Investments

The fair value of the investment debt securities portfolio at September 30, 2023 decreased $9,006,000 since December 31, 2022, while the amortized cost of the portfolio decreased $7,655,000.  The decrease in the investment portfolio amortized value occurred within the state and political segment of the portfolio as principal cash flow was partially reinvested with the majority of the cash flow funding loan portfolio growth. The mortgage-backed segment increased as bonds were purchased to provide future cash flow. The other debt segment balances increased slightly as bank subordinated debt was purchased and consists primarily of corporate bonds. The portfolio continues to be actively managed in order to reduce interest rate and market risk. The unrealized losses within the debt securities portfolio are the result of market activity, not credit issues/ratings, as approximately 81.26% of the debt securities portfolio on an amortized cost basis is currently rated A or higher by either S&P or Moody’s.

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

The fair value of the equity portfolio continues to fluctuate as the economic and political environment continues to impact stock pricing. The amortized cost of the available for sale equity securities portfolio has remained flat at $1,300,000 for September 30, 2023 and December 31, 2022 while the fair value decreased $70,000 over the same time period.

The distribution of credit ratings by amortized cost and fair values for the debt security portfolio at September 30, 2023 follows:

	A- to AAA			B- to BBB+		C- to CCC+		Not Rated		Total
(In Thousands)	Amortized Cost		Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale (AFS):
U.S. Government and agency securities	$4,001		$3,864	$—	$—	$—	$—	$—	$—	$4,001	$3,864
Mortgage-backed securities	12,101	7	11,396	—	—	—	—	—	—	12,101	11,396
State and political securities	124,922		115,817	—	—	—	—	4,102	4,030	129,024	119,847
Other debt securities	20,227		18,604	7,380	6,717	—	—	25,714	24,239	53,321	49,560
Total debt securities AFS	$161,251		$149,681	$7,380	$6,717	$—	$—	$29,816	$28,269	$198,447	$184,667

Financing Activities

Deposits

Total deposits decreased $10,807,000 from December 31, 2022 to September 30, 2023. Time deposits increased $111,601,000 over this period to a total of $249,550,000 as deposit gathering efforts focused on time deposits as customers sought a higher return on their deposit balances. Brokered deposits increased by $98,361,000 as usage provided an alternative to FHLB borrowings and supplemented funding for loan portfolio growth. Core deposits (deposits less time deposits) declined as deposit balances flowed from noninterest-bearing and lower rate products into higher rate products such as time deposit accounts. Emphasis has been on increasing the utilization of electronic (internet and mobile) deposit banking among our customers. Utilization of internet and mobile banking products has increased due to these efforts coupled with a change in consumer behavior over the past several years.

Deposit balances and their changes for the periods being discussed follow:

	September 30, 2023		December 31, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Demand deposits	$471,507	30.08%	$519,063	33.35%	$(47,556)	(9.16)%
NOW accounts	220,730	14.08	372,574	23.94	(151,844)	(40.76)
Money market deposits	291,889	18.62	270,589	17.38	21,300	7.87
Savings deposits	226,897	14.48	247,952	15.93	(21,055)	(8.49)
Time deposits	249,550	15.92	137,949	8.86	111,601	80.90
Brokered deposits	106,694	6.82	8,333	0.54	98,361	6.32
Total deposits	$1,567,267	100.00%	$1,556,460	100.00%	$10,807	0.69%

As of September 30, 2023 and December 31, 2022 the Company had $435,931,000 and $617,515,000, respectively, in uninsured deposits. Included in the total uninsured deposits is a concentration of public funds which were collateralized by the Banks in the amount of $83,144,000 and $180,252,000 at September 30, 2023 and December 31, 2022, respectively. Total uninsured deposits less collateralized public funds was $352,787,000 at September 30, 2023 and $437,263,000 at December 31, 2022.

Borrowed Funds

Total borrowed funds increased 60.62%, or $155,259,000, to $411,391,000 at September 30, 2023 compared to $256,132,000 at December 31, 2022. The increase in long term borrowings occurred as fixed rate borrowings were initiated to lock in interest rates and to provide matched funding for segments of the loan portfolio. Short term FHLB borrowings were utilized to provide short term funding for the loan portfolio growth. Securities sold under agreements to repurchase have decreased as customers balances have decreased.

	September 30, 2023		December 31, 2022		Change
(In Thousands)	Amount	% Total	Amount	% Total	Amount	%
Short-term borrowings:
FHLB repurchase agreements	$159,233	38.71%	$148,195	57.86%	$11,038	7.45
Short-term FHLB borrowings	30,000	7.29	—	—	30,000	n/a
Securities sold under agreement to repurchase	4,513	1.10	5,154	2.01	(641)	(12.44)
Total short-term borrowings	193,746	47.10	153,349	59.87	40,397	26.34
Long-term borrowings:
Long-term FHLB borrowings	210,000	51.04	95,000	37.09	115,000	121.05
Long-term finance lease	7,645	1.86	7,783	3.04	(138)	(1.77)
Total long-term borrowings	217,645	52.90	102,783	40.13	114,862	111.75
Total borrowed funds	$411,391	100.00%	$256,132	100.00%	$155,259	60.62%

Short-Term Borrowings

The following table provides further information in regards to secured borrowings that have been accounted for as repurchase agreements.

	Remaining Contractual Maturity Overnight and Continuous
(In Thousands)	September 30, 2023	December 31, 2022
Investment debt securities pledged, fair value	$8,671	$7,165
Repurchase agreements	4,513	5,154

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

The Company's capital ratios as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$173,291	9.505%	$165,346	9.973%
For Capital Adequacy Purposes	82,042	4.500	74,607	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	127,621	7.000	116,056	7.000
To Be Well Capitalized	118,505	6.500	107,766	6.500
Total Capital (to Risk-weighted Assets)
Actual	$187,600	10.290%	$181,127	10.925%
For Capital Adequacy Purposes	145,850	8.000	132,633	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	191,429	10.500	174,081	10.500
To Be Well Capitalized	182,313	10.000	165,791	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$173,291	9.505%	$165,346	9.973%
For Capital Adequacy Purposes	109,389	6.000	99,476	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	154,968	8.500	140,925	8.500
To Be Well Capitalized	145,852	8.000	132,635	8.000
Tier I Capital (to Average Assets)
Actual	$173,291	8.160%	$165,346	8.636%
For Capital Adequacy Purposes	84,947	4.000	76,585	4.000
To Be Well Capitalized	106,183	5.000	95,731	5.000

Jersey Shore State Bank's capital ratios as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$124,883	9.396%	$119,783	9.781%
For Capital Adequacy Purposes	59,810	4.500	55,109	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	93,038	7.000	85,725	7.000
To Be Well Capitalized	86,392	6.500	79,602	6.500
Total Capital (to Risk-weighted Assets)
Actual	$136,641	10.281%	$131,379	10.728%
For Capital Adequacy Purposes	106,325	8.000	97,971	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	139,552	10.500	128,587	10.500
To Be Well Capitalized	132,906	10.000	122,464	10.000
Tier I Capital (to Risk-weighted Assets)	-		-
Actual	$124,883	9.396%	$119,783	9.781%
For Capital Adequacy Purposes	79,746	6.000	73,479	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	112,974	8.500	104,095	8.500
To Be Well Capitalized	106,329	8.000	97,972	8.000
Tier I Capital (to Average Assets)
Actual	$124,883	7.995%	$119,783	8.383%
For Capital Adequacy Purposes	62,481	4.000	57,155	4.000
To Be Well Capitalized	78,101	5.000	71,444	5.000

Luzerne Bank's capital ratios as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
(In Thousands)	Amount	Ratio	Amount	Ratio
Common Equity Tier I Capital (to Risk-weighted Assets)
Actual	$47,865	9.687%	$43,364	9.877%
For Capital Adequacy Purposes	22,235	4.500	19,757	4.500
Minimum To Maintain Capital Conservation Buffer At Reporting Date	34,588	7.000	30,733	7.000
To Be Well Capitalized	32,118	6.500	28,538	6.500
Total Capital (to Risk-weighted Assets)
Actual	$50,416	10.204%	$47,549	10.830%
For Capital Adequacy Purposes	39,526	8.000	35,124	8.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	51,878	10.500	46,100	10.500
To Be Well Capitalized	49,408	10.000	43,905	10.000
Tier I Capital (to Risk-weighted Assets)
Actual	$47,865	9.687%	$43,364	9.877%
For Capital Adequacy Purposes	29,647	6.000	26,342	6.000
Minimum To Maintain Capital Conservation Buffer At Reporting Date	42,000	8.500	37,318	8.500
To Be Well Capitalized	39,529	8.000	35,123	8.000
Tier I Capital (to Average Assets)
Actual	$47,865	8.040%	$43,364	8.260%
For Capital Adequacy Purposes	23,813	4.000	21,000	4.000
To Be Well Capitalized	29,767	5.000	26,249	5.000

During the three months ended September 30, 2023, the Company sold 34,411 shares of common stock in a registered at-the-market offering pursuant to the terms of an equity distribution agreement, dated September 13, 2023 (the “Distribution Agreement”), between D.A. Davidson & Co. (the “Distribution Agent”) and the Company. Under the terms of the Distribution Agreement, the Company paid the Distribution Agent a fee in the amount of 2.75% of the gross proceeds from the sale of such shares, and realized net proceeds of $753,000 from the sales of shares under the Distribution Agreement for the quarter ended September 30, 2023.

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

The following liquidity measures are monitored for compliance and were within the limits cited, with the exception of net loans to total deposits that was 115%, at September 30, 2023:

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

Management monitors and determines the desirable level of liquidity. Consideration is given to loan demand, investment opportunities, deposit pricing and growth potential, as well as the current cost of borrowing funds. The Company has a total current maximum borrowing capacity at the FHLB of $830,316,000. In addition to this credit arrangement, the Company has additional lines of credit with correspondent banks of $100,000,000. Management believes it has sufficient liquidity to satisfy estimated short-term and long-term funding needs. FHLB borrowings totaled $399,234,000 as of September 30, 2023.

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

The following is a rate shock forecast for the twelve month period ending September 30, 2024 assuming a static balance sheet as of September 30, 2023.

		Parallel Rate Shock in Basis Points
(In Thousands)	-300	-200	-100	Static	+100	+200	+300	+400
Net interest income	$60,604	$62,477	$64,050	$65,448	$66,448	$67,194	$67,910	$68,645
Change from static	(4,844)	(2,971)	(1,398)	—	1,000	1,746	2,462	3,197
Percent change from static	-7.40%	-4.54%	-2.14%	—	1.53%	2.67%	3.76%	4.88%

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An analysis was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION
Item 1.                           Legal Proceedings

None.

Item 1A.  Risk Factors

Certain risk factors are set forth in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 20, 2023, and as follows:

If we are unable to raise additional capital or generate earnings at current levels, our growth may be constrained and certain distributions, including discretionary dividend payments, by our subsidiary Banks to the holding company may be restricted.

Our gross loans increased $178,730,000 since December 31, 2022 to $1,818,461,000 at September 30, 2023, as we continue to emphasize commercial loan growth coupled with growth in indirect auto lending. We expect to continue to emphasize growth in our commercial and consumer loan portfolios, and additional regulatory capital generated through retained earnings and other sources will be necessary to support any such continued growth. At September 30, 2023, each of Jersey Shore State Bank and Luzerne Bank were “well capitalized” as defined by applicable bank regulatory standards. Applicable regulatory capital requirements also require each Bank to maintain a “capital conservation buffer,” consisting solely of tier 1 common equity, of 2.5% above the regulatory minimum capital requirements for each of the tier 1 common equity (“CET1”), tier 1 (“Tier 1”), and total capital (“Total Capital”) ratios. As a result of the capital conservation buffer requirements, if a bank does not maintain CET1, Tier 1 and Total Capital ratios of at least 7%, 8.5%, and 10.5%, respectively, determined as of the end of each calendar quarter, the bank’s ability to make certain discretionary payments, including discretionary dividend payments, are subject to a maximum payout ratio limitation unless the FDIC approves the distribution or payment. At September 30, 2023, each of Jersey Shore State Bank and Luzerne Bank exceeded the capital conservation buffer requirements for applicable capital ratios, except that the Total Capital to risk-weighted assets ratio for each Bank was slightly below the required 10.5% (10.281% for Jersey Shore State Bank and 10.204% for Luzerne Bank). After giving effect to the maximum payout ratio at September 30, 2023, each of Jersey Shore State Bank and Luzerne Bank was permitted to make discretionary dividend payments of up to approximately $6,532,000 and $2,776,000, respectively. As previously indicated, during the three months ended September 30, 2023, the Company sold 34,411 shares of common stock in a registered at-the-market offering resulting in net proceeds of $753,000, substantially all of which proceeds were contributed to the Banks as additional Tier 1 capital to support their lending activities and continued growth, and increase or maintain CET1, Tier 1, and Total Capital Levels to or at amounts required to exceed the 2.5% capital conservation buffer. If we are unable to generate retained earnings or raise capital in amounts necessary to avoid limitations on discretionary dividend payments by the Banks, our continued growth could be adversely affected.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company's repurchase of common stock during the quarter ended September 30, 2023.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units) Purchased	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1 - July 31, 2023)	—	$—	—	353,000
Month #2 (August 1 - August 31, 2023)	—	—	—	353,000
Month #3 (September 1 - September 30, 2023)	—	—	—	353,000

Item 3.                           Defaults Upon Senior Securities
None
Item 4.                           Mine Safety Disclosures
Not applicable.
Item 5.                           Other Information
None.

Item 6.                           Exhibits

3(i)	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022).
3(ii)	Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020).
31(i)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31(ii)	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32(i)	Section 1350 Certification of Chief Executive Officer.
32(ii)	Section 1350 Certification of Chief Financial Officer.
101	Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheet at September 30, 2023 and December 31, 2022; (ii) the Consolidated Statement of Income for the three and nine months ended September 30, 2023 and 2022; (iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iv) the Consolidated Statement of Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022; (v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2023 and 2022 and (vi) the Notes to Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PENNS WOODS BANCORP, INC.
(Registrant)

Date:	November 14, 2023	/s/ Richard A. Grafmyre
Richard A. Grafmyre, Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2023	/s/ Brian L. Knepp
Brian L. Knepp, President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)